Form 10-Q
period 2000-12-31
WGL HOLDINGS INC; WASHINGTON GAS LIGHT CO
filed 2001-02-14
CIK 1103601, 104819

WGL Holdings -- Washington Gas 10-Q -- First Quarter 2001
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended December 31, 2000

OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number	Exact name of registrant as specified in its charter and principal office address and telephone number	States of Incorporation	I.R.S. Employer I.D. Number
1-16163	WGL Holdings, Inc. 1100 H Street, N.W. Washington, D.C. 20080 (703) 750-2000	Virginia	52-2210912
1-1483	Washington Gas Light Company 1100 H Street, N.W. Washington, D.C. 20080 (703) 750-4440	District of Columbia and Virginia	53-0162882

Indicate by check mark whether the registrant:

(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),
WGL Holdings, Inc.:	Yes X .	No .
Washington Gas Light Company:	Yes X .	No .

and (2) has been subject to such filing requirements for the past 90 days:
WGL Holdings, Inc.:	Yes .	No X .
Washington Gas Light Company:	Yes X .	No .

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Registrant	Description of Common Stock	Shares Outstanding at January 31, 2001
WGL Holdings, Inc.	Common Stock (Without Par Value)	46,493,013
Washington Gas Light Company	Common Stock ($1.00 Par Value) (All held by WGL Holdings, Inc.)	46,479,091

Form 10-Q

For the First Fiscal Quarter Ended December 31, 2000

TABLE OF CONTENTS

PART I. Financial Information

Item 1          Financial Statements:

                       WGL Holdings, Inc.:
                                Consolidated Balance Sheets   3
                                   Consolidated Statements of Income      4
                                   Consolidated Statements of Cash Flows   5

                       Washington Gas Light Company:

                                    Consolidated Balance Sheets   6
                                   Consolidated Statements of Income   7
                                   Consolidated Statements of Cash Flows   8

                          Notes to Consolidated Financial Statements   9

(WGL Holdings, Inc. and Washington Gas Light Company - -- Combined)

Item 2          Management's Discussion and Analysis of Financial
                    Condition and Results of Operations   14

                        WGL Holdings, Inc.    14

                    Washington Gas Light Company   22

Item 3         Quantitative and Qualitative Disclosures About
                   Market Risks of the Company   25

PART II. Other Information

Item 6          Exhibits and Reports on Form 8-K   25

Signatures 27

Filing Format

This Quarterly Report on Form 10-Q is a combined report being filed by two separate registrants: WGL Holdings, Inc. (WGL Holdings or the Company) and Washington Gas Light Company (Washington Gas or the Utility).

Effective November 1, 2000, Washington Gas and its subsidiaries became subsidiaries of WGL Holdings, a newly formed holding company that was established under the Public Utility Holding Company Act of 1935. At that time, all of the shares of common stock of Washington Gas, a regulated natural gas utility, were converted into an equal number of shares of common stock of WGL Holdings. WGL Holdings also owns all of the shares of common stock of Washington Gas' former wholly owned subsidiaries (Hampshire Gas Company, Washington Gas Resources Corp. and Crab Run Gas Company), and its former 50 percent equity investment in Primary Investors, LLC.

Part I -- Financial Information of this Quarterly Report on Form 10-Q includes separate consolidated financial statements (i.e., balance sheets, statements of income and statements of cash flows) for WGL Holdings and Washington Gas. The WGL Holdings financial statements (pages 3 through 5) present the consolidated financial position and results of operations of WGL Holdings after the November 1, 2000 restructuring, as well as the consolidated financial position of Washington Gas prior to the restructuring (i.e., the highest level of consolidation). The consolidated results of operations and financial position of Washington Gas immediately before the restructuring is essentially identical to the financial position and results of operations of WGL Holdings immediately after the restructuring (i.e., legal entity results).

The consolidated financial statements for Washington Gas (pages 6 through 8) present the financial position and results of operations of Washington Gas throughout the reported periods, as well as the consolidated financial position and results of operations of Washington Gas' former subsidiaries prior to the November 1, 2000 restructuring.

A single set of Notes to the Consolidated Financial Statements begins on page 9 which applies equally to WGL Holdings and Washington Gas, except where otherwise noted.

This report includes a Management's Discussion and Analysis of Financial Condition and Results of Operations for WGL Holdings as well as a separate discussion for Washington Gas. However, due to the similarity of the operating results of the two entities, the reader is directed to the WGL Holdings disclosure unless otherwise specified in the Washington Gas Management's Discussion and Analysis.

Part I. Financial Information

Item 1. Financial Statements

WGL Holdings, Inc. CONSOLIDATED BALANCE SHEETS
(Thousands)	December 31, 2000	September 30, 2000
	(Unaudited)
ASSETS
Property, Plant and Equipment
At original cost	$ 2,236,100	$ 2,225,312
Accumulated depreciation and amortization	(779,150)	(765,032)
Net Property, Plant and Equipment	1,456,950	1,460,280
Current Assets
Cash and cash equivalents	15,184	24,336
Accounts receivable	277,652	106,446
Gas costs due from customers	7,550	2,313
Allowance for doubtful accounts	(8,887)	(7,186)
Accrued utility revenues	191,837	21,497
Materials and supplies--principally at average cost	14,634	16,341
Storage gas--at cost (first-in, first-out)	109,288	138,684
Deferred income taxes	17,029	16,232
Other prepayment--principally taxes	8,613	7,467
Deferred gas costs--unregulated operations	6,557	13,741
Other	1,546	5,991
Total Current Assets	641,003	345,862
Deferred Charges and Other Assets
Regulatory assets	84,657	78,364
Equity in 50%-owned residential HVAC investment	15,672	16,247
Prepaid pensions and benefits	22,805	17,327
Other	18,138	21,760
Total Deferred Charges and Other Assets	141,272	133,698

Total Assets	$ 2,239,225	$ 1,939,840
CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders' equity	$ 747,564	$ 711,496
Washington Gas preferred stock	28,173	28,173
Long-term debt	577,785	559,575
Total Capitalization	1,353,522	1,299,244
Current Liabilities
Current maturities of long-term debt	12,001	1,668
Notes payable	227,732	161,423
Accounts payable	249,868	138,218
Wages payable	12,361	13,875
Dividends declared	14,737	14,738
Customer deposits and advance payments	7,957	10,746
Gas costs due to customers	10,079	5,640
Accrued taxes	44,750	8,252
Other	14,765	5,441
Total Current Liabilities	594,250	360,001
Deferred Credits
Unamortized investment tax credits	18,314	18,539
Deferred income taxes	181,043	169,442
Accrued pensions and benefits	37,599	37,936
Other	54,497	54,678
Total Deferred Credits	291,453	280,595
Total Capitalization and Liabilities	$ 2,239,225	$ 1,939,840
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

WGL Holdings, Inc. CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three Months Ended December 31,
(Thousands, Except Per Share Data)	2000	1999
UTILITY OPERATIONS
Operating Revenues	$ 540,357	$ 310,516
Less: Cost of goods sold	352,811	164,902
Revenue taxes	18,029	11,682
Utility Net Revenues	169,517	133,932
Other Operating Expenses
Operation	38,411	35,540
Maintenance	7,883	6,467
Depreciation and amortization	16,856	15,965
General taxes	7,442	4,460
Income Taxes	32,843	22,523
Other Operating Expenses	103,435	84,955
Utility Operating Income	66,082	48,977
NON-UTILITY OPERATIONS
Operating Revenues
Energy marketing	89,508	43,754
Heating, ventilating and air conditioning	16,294	10,376
Consumer financing	755	576
Other non-utility	119	391
Non-Utility Operating Revenues	106,676	55,097
Equity Loss in 50%-Owned Residential HVAC Investment	(575)	(161)
Other Operating Expenses (Income)
Operating expenses	106,744	52,149
Gains on sales of non-utility assets	---	(365)
Income taxes	(387)	1,155
Non-Utility Operating Expenses (Income)	106,357	52,939
Non-Utility Operating Income	(256)	1,997
TOTAL OPERATING INCOME	65,826	50,974
Other Expenses--Net	(1,950)	(525)
INCOME BEFORE INTEREST EXPENSE	63,876	50,449
INTEREST EXPENSE
Interest on long-term debt	9,968	8,453
Other	3,157	2,217
Total Interest Expense	13,125	10,670
WASHINGTON GAS PREFERRED STOCK DIVIDENDS	330	333
NET INCOME	$ 50,421	$ 39,779
AVERAGE COMMON SHARES OUTSTANDING	46,475	46,467
EARNINGS PER AVERAGE COMMON SHARE--BASIC & DILUTED (Note 3)	$ 1.08	$ 0.85
DIVIDENDS DECLARED PER COMMON SHARE	$ 0.310	$ 0.305
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

WGL Holdings, Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended December 31,
(Thousands)	2000	1999
OPERATING ACTIVITIES
Net income	$ 50,421	$ 39,446
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH USED IN OPERATING ACTIVITIES
Depreciation and amortization (a)	18,234	16,956
Deferred income taxes--net	4,453	(2,721)
Amortization of investment tax credits	(225)	(225)
Accrued/deferred pension cost	(3,754)	(3,520)
Allowance for funds used during construction	(248)	(254)
Equity loss in 50%-owned residential HVAC investment	575	161
Other non-cash credits--net, including gains and losses on investing activities	(99)	(126)
	69,357	50,050
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and accrued utility revenues	(339,845)	(135,526)
Gas costs due from/to customers--net	(798)	200
Storage gas	29,396	7,672
Materials and supplies	1,707	(999)
Other prepayments--principally taxes	(1,146)	(822)
Accounts payable	111,653	(7,864)
Wages payable	(1,514)	1,446
Customer deposits and advance payments	(2,789)	(618)
Accrued taxes	36,498	26,862
Accrued interest	9,723	8,428
Deferred purchased gas cost--net (utility)	(3,892)	18,641
Deferred purchased gas costs (non-utility)	7,184	4,205
Installation costs (non-utility)	7,528	740
Other--net	2,450	(2,329)
Net Cash Used in Operating Activities	(74,488)	(29,914)
FINANCING ACTIVITIES
Long-term debt issued	29,107	1,443
Long-term debt retired	(544)	(398)
Debt issuance costs	(156)	(55)
Notes payable--net	66,309	60,497
Dividends on common stock	(14,408)	(14,505)
Other financing	(54)	(38)
Net Cash Provided by Financing Activities	80,254	46,944
INVESTING ACTIVITIES
Capital expenditures	(14,751)	(22,436)
Other investing activities	(167)	(1,363)
Net Cash Used in Investing Activities	(14,918)	(23,799)
DECREASE IN CASH AND CASH EQUIVALENTS (b)	(9,152)	(6,769)
Cash and Cash Equivalents at Beginning of Year (b)	24,336	26,935
Cash and Cash Equivalents at End of Year (b)	$ 15,184	$ 20,166
(a) Includes amounts charged to other accounts. (b) Cash equivalents are highly liquid investments with a maturity of three months or less when purchased.
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$ 151	$ 313
Interest paid	$ 3,402	$ 2,344
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Washington Gas Light Company CONSOLIDATED BALANCE SHEETS
(Thousands)	December 31, 2000	September 30, 2000
	(Unaudited)
ASSETS
Property, Plant and Equipment
At original cost	$ 2,216,143	$ 2,225,312
Accumulated depreciation and amortization	(766,169)	(765,032)
Net Property, Plant and Equipment	1,449,974	1,460,280
Current Assets
Cash and cash equivalents	11,463	24,336
Accounts receivable (See Note 6)	198,764	106,446
Gas costs due from customers	7,550	2,313
Allowance for doubtful accounts	(7,580)	(7,186)
Accrued utility revenues	191,837	21,497
Materials and supplies--principally at average cost	14,394	16,341
Storage gas--at cost (first-in, first-out)	109,288	138,684
Deferred income taxes	14,168	16,232
Other prepayments--principally taxes	8,405	7,467
Deferred gas costs--unregulated operations	--	13,741
Other	--	5,991
Total Current Assets	548,289	345,862
Deferred Charges and Other Assets
Regulatory assets	84,657	78,364
Equity in 50%-owned residential HVAC investment	--	16,247
Prepaid pensions and benefits	22,693	17,327
Other	19,923	21,760
Total Deferred Charges and Other Assets	127,273	133,698

Total Assets	$ 2,125,536	$ 1,939,840
CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder's equity	$ 682,457	$ 711,496
Preferred stock	28,173	28,173
Long-term debt	577,532	559,575
Total Capitalization	1,288,162	1,299,244
Current Liabilities
Current maturities of long-term debt	11,667	1,668
Notes payable	221,833	161,423
Accounts payable (See Note 6)	214,521	138,218
Wages payable	12,184	13,875
Dividends declared	14,737	14,738
Customer deposits and advance payments	7,957	10,746
Gas costs due to customers	10,079	5,640
Accrued taxes	38,582	8,252
Other	13,484	5,441
Total Current Liabilities	545,044	360,001
Deferred Credits
Unamortized investment tax credits	18,276	18,539
Deferred income taxes	182,427	169,442
Accrued pensions and benefits	37,455	37,936
Other	54,172	54,678
Total Deferred Credits	292,330	280,595
Total Capitalization and Liabilities	$ 2,125,536	$ 1,939,840

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.
Washington Gas Light Company CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three Months Ended December 31,
(Thousands)	2000	1999
UTILITY OPERATIONS
Operating Revenues (See Note 6)	$ 542,467	$ 310,516
Less: Cost of goods sold (See Note 6)	354,921	164,902
Revenue taxes	18,029	11,682
Utility Net Revenues	169,517	133,932
Other Operating Expenses
Operation (See Note 6)	38,623	35,540
Maintenance	7,855	6,467
Depreciation and amortization	16,748	15,965
General taxes	7,381	4,460
Income Taxes	32,849	22,523
Other Operating Expenses	103,456	84,955
Utility Operating Income	66,061	48,977
NON-UTILITY OPERATIONS
Operating Revenues
Energy marketing	17,755	43,754
Heating, ventilating and air conditioning	5,066	10,376
Consumer financing	755	576
Other non-utility	119	391
Non-Utility Operating Revenues	23,695	55,097
Equity Loss in 50%-Owned Residential HVAC Investment	(167)	(161)
Other Operating Expenses (Income)
Operating expenses	23,473	52,149
Gains on sales of non-utility assets	--	(365)
Income taxes	(118)	1,155
Non-Utility Operating Expenses (Income)	23,355	52,939
Non-Utility Operating Income	173	1,997
TOTAL OPERATING INCOME	66,234	50,974
Other Income (Expenses)--Net	(1,777)	(525)
INCOME BEFORE INTEREST EXPENSE	64,457	50,449
INTEREST EXPENSE
Interest on long-term debt	9,968	8,453
Other	3,242	2,217
Total Interest Expense	13,210	10,670
NET INCOME	51,247	39,779
DIVIDENDS ON PREFERRED STOCK	330	333
NET INCOME APPLICABLE TO COMMON STOCK	$ 50,917	$ 39,446
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Washington Gas Light Company CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended December 31,
(Thousands)	2000	1999
OPERATING ACTIVITIES
Net income	$ 51,247	$ 39,779
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH USED IN OPERATING ACTIVITIES
Depreciation and amortization (a)	17,984	16,956
Deferred income taxes--net	7,851	(2,721)
Amortization of investment tax credits	(224)	(225)
Accrued/deferred pension cost	(3,738)	(3,520)
Allowance for funds used during construction	(248)	(254)
Equity loss in 50%-owned residential HVAC investment	167	161
Other non-cash charges and (credits)--net, including gains and losses on investing activities	(99)	(126)
	72,940	50,050
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and accrued utility revenues	(290,243)	(135,526)
Gas costs due from/to customers--net	(798)	200
Storage gas	29,396	7,672
Materials and supplies	1,707	(999)
Other prepayments--principally taxes	(1,055)	(822)
Accounts payable	88,384	(7,864)
Wages payable	(1,576)	1,446
Customer deposits and advance payments	(2,789)	(618)
Accrued taxes	33,052	26,862
Accrued Interest	9,723	8,428
Deferred purchased gas costs--net (utility)	(3,892)	18,641
Deferred purchased gas costs (non-utility)	(2,405)	4,205
Installation costs (non-utility)	--	740
Other--net	7,455	(2,329)
Net Cash Used in Operating Activities	(60,101)	(29,914)
FINANCING ACTIVITIES
Long-term debt issued	28,940	1,443
Long-term debt retired	(487)	(398)
Debt issuance costs	(156)	(55)
Notes payable--net	60,410	60,497
Dividends on common and preferred stock	(14,738)	(14,505)
Other financing	(369)	(38)
Net Cash Provided by Financing Activities	73,600	46,944
INVESTING ACTIVITIES
Capital expenditures	(14,408)	(22,436)
Cash transferred related to formation of holding company (See Note 6)	(11,797)	--
Other investing activities	(167)	(1,363)
Net Cash Used in Investing Activities	(26,372)	(23,799)
DECREASE IN CASH AND CASH EQUIVALENTS (b)	(12,873)	(6,769)
Cash and Cash Equivalents at Beginning of Year (b)	24,336	26,935
Cash and Cash Equivalents at End of Year (b)	$ 11,463	$ 20,166
(a) Includes amounts charged to other accounts. (b) Cash equivalents are highly liquid investments with a maturity of three months or less when purchased.
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$ 6	$ 313
Interest paid	$ 3,402	$ 2,344
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

WGL Holdings, Inc. and
Washington Gas Light Company

Notes to Consolidated Financial Statements

(Unaudited)

Note 1--General

Effective November 1, 2000, Washington Gas Light Company (Washington Gas or the Utility) and its subsidiaries became subsidiaries of WGL Holdings, Inc. (WGL Holdings or the Company), a newly formed holding company that was established under the Public Utility Holding Company Act of 1935. At that time, all of the shares of common stock of Washington Gas, a regulated natural gas utility, were converted into an equal number of shares of common stock of WGL Holdings. WGL Holdings also owns all of the shares of common stock of Washington Gas' former wholly owned subsidiaries (Hampshire Gas Company, Washington Gas Resources Corp., and Crab Run Gas Company), and its former 50 percent equity investment in Primary Investors, LLC (Primary Investors). See the fiscal year 2000 Washington Gas Annual Report on Form 10-K for additional details about this restructuring.

This Quarterly Report on Form 10-Q is a combined report of WGL Holdings and Washington Gas. Consolidated Financial Statements included in this Quarterly Report on Form 10-Q are presented as follows:

WGL Holdings--For all periods reported in this Quarterly Report on 10-Q prior to November 1, 2000, the consolidated financial position and results of operations reflect the Company and its subsidiaries. The consolidated financial position and results of operations of Washington Gas immediately before the November 1, 2000, restructuring are essentially identical to the consolidated financial position and results of operations of WGL Holdings immediately after the November 1, 2000, restructuring.

Washington Gas--For all periods reported in this Quarterly Report on 10-Q, the Washington Gas consolidated financial statements present the financial position and results of operations reported for Washington Gas. The Washington Gas consolidated statements also include the results of operations and cash flow of its former wholly owned subsidiaries and 50 percent equity investment Primary Investors prior to the November 1, 2000 corporate restructuring.

 These notes are an integral part of the accompanying consolidated financial statements of WGL Holdings and its subsidiaries, including Washington Gas. Except where otherwise noted, these Notes to Consolidated Financial Statements apply equally to WGL Holdings and Washington Gas. In the opinion of WGL Holdings and Washington Gas, these financial statements, including the notes hereto, reflect all adjustments (which include only normal recurring adjustments) necessary for a fair statement of the results of operations for the periods presented. These financial statements, including the notes thereto, should be read together with Washington Gas' Annual Report on Form 10-K for the fiscal year ended September 30, 2000. Certain amounts in the financial statements of prior years have been reclassified to conform to the presentation of the current year.

Washington Gas' financial position and results of operations account for the vast majority of the WGL Holdings' financial position and results of operations. Due to the seasonal nature of Washington Gas' business, the results of operations shown do not necessarily represent the expected results of either WGL Holdings or Washington Gas for the entire fiscal year ending September 30, 2001.

Use of Estimates in Preparation of Financial Statements In accordance with generally accepted accounting principles in the United States, management makes estimates and assumptions regarding: 1) reported amounts of assets and liabilities; 2) disclosure of contingent assets and liabilities at the date of the financial statements; and 3) reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2--Long-term Debt

Unsecured Medium-Term Notes In October 2000, Washington Gas issued $25,000,000 of unsecured Medium Term Notes (MTNs) at a fixed interest rate of 7.31 percent, which mature in October 2007. In January 2001, Washington Gas also issued $30,000,000 of unsecured MTNs at a fixed interest rate of 6.64%, which mature in January 2011. The Utility has the option to redeem all, or part, of either issue of these MTNs at any time prior to maturity at the greater of 100 percent of the principal amount or the present value of the remaining scheduled payments of the notes to be redeemed, discounted to the redemption date on a semiannual basis at the comparable treasury rate plus 15 basis points and 20 basis points, respectively, plus accrued interest to the date of redemption.

Note 3--Common Stock, preferred stock and Earnings per Share

Earnings Per Share Basic earnings per share (EPS) is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the reported period. Diluted EPS assumes the conversion of convertible preferred stock and the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period. The following tables show the computation of basic and diluted EPS of WGL Holdings for the three months ended December 31, 2000 and 1999.

Basic and Diluted Earnings Per Average Common Share
	Net Income	Shares	Per Share Amount
For the Three Months Ended Dec. 31, 2000 Basic EPS: Net Income Effect of Dilutive Securities: Stock-Based Compensation Plans	$ 50,421 -	46,475 61	$ 1.08
Diluted EPS: Net Income	$ 50,421	46,536	$ 1.08
For the Three Months Ended Dec. 31, 1999
    Basic EPS:
            Net Income

            Effect of Dilutive Securities:
                $4.60 and $3.36 Convertible Preferred Stock, Assuming
                    Conversion on October 1, 1999*
               Stock-Based Compensation Plans

	$ 39,446 3 -	46,467 26 46	$ 0.85
Diluted EPS: Net Income Plus Assumed Conversions	$ 39,449	46,539	$ 0.85
* All outstanding convertible preferred stock was either converted or redeemed on February 1, 2000.

Note 4--PRIMARY INVESTORS, LLC

In August 1999, Washington Gas and Thayer Capital Partners (Thayer) formed Primary Investors, LLC, (Primary Investors) a limited liability company. Effective November 1, 2000, in connection with its formation of a holding company under the Public Utility Holding Company Act of 1935, Washington Gas transferred its ownership interest to WGL Holdings, its newly formed holding company parent.

Primary Investors, through its wholly owned subsidiary Primary Service Group, LLC (PSG), focuses on investment opportunities in after-market products and services in the heating, ventilating and air conditioning (HVAC) industry. As of December 31, 2000, PSG primarily sells, installs, repairs and maintains HVAC equipment in the residential and light commercial markets in the District of Columbia and parts of Maryland and Virginia. PSG acquired nine companies with approximately $50 million of annualized revenues. WGL Holdings and Thayer each own 50 percent of Primary Investors and each has an equal number of representatives on Primary Investors' Board of Directors. As co-investors, WGL Holdings and Thayer each committed to invest up to $25 million of equity capital in Primary Investors.

Through December 31, 2000, WGL Holdings has made investments in Primary Investors totaling $18.3 million. In January 2001, WGL Holdings made an additional investment in Primary Investors of $750,000. Thayer has contributed equal amounts to Primary Investors. Since inception, Primary Investors has generated operating losses totaling $5.1 million, of which WGL Holdings has recorded its 50-percent share totaling $2.6 million, using the equity method of accounting. WGL Holdings has also recorded $1.0 million for the related income tax benefits of the losses. Primary Investors continues to experience difficulty with the integration of the operating entities it purchased and has yet to meet its financial plans for the business.

Primary Investors has performed an impairment test on its investments using the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The estimates of future cash flows used in the test contain assumptions that Primary Investors' management believes are reasonable for the purpose of developing such estimates. Such assumptions are inherently subjective and future results may differ significantly from the projections. Additionally, the ultimate success of Primary Investors depends upon its ability to attract any needed capital from investors and lenders. Consequently, WGL Holdings' realization of its investment depends on Primary Investors' ability to achieve its plans consistent with the results underlying the impairment test.

Primary Investors' impairment test does not indicate impairment at December 31, 2000. However, WGL Holdings will continue to monitor Primary Investors' performance relative to its plans and to assess its investment in Primary Investors for potential impairment.

Note 5--Operating Segment Reporting

WGL Holdings reports four operating segments: 1) regulated utility; 2) energy marketing; 3) HVAC activities; and 4) consumer financing.

With nearly 95 percent of WGL Holdings' assets, the regulated utility segment is its core business. Represented almost entirely by Washington Gas, the regulated utility segment provides regulated gas distribution services (including the purchase and delivery of natural gas, meter reading, responding to customer inquiries, and bill preparation) to customers in metropolitan Washington, D.C. and parts of Maryland and Virginia.

Through WGL Holdings' subsidiary Washington Gas Energy Services, Inc. (WGEServices), the energy marketing segment sells natural gas and electricity directly to customers, both inside and outside Washington Gas' traditional service territory, in competition with unregulated gas and electricity marketers. Through two wholly owned subsidiaries, Washington Gas Energy Systems, Inc. (WGESystems) and American Combustion Industries, Inc. (ACI) and as a partner in Primary Investors, the HVAC segment designs, renovates and services mechanical heating, ventilating and air conditioning systems for commercial, governmental and residential customers. The consumer financing segment provides financing for consumer purchases of natural gas appliances and energy-related equipment. During the periods reported in this report, Washington Gas performed the consumer financing operations.

The following table presents operating segment information.

OPERATING SEGMENT FINANCIAL INFORMATION
		Non-Utility Operations
(Thousands)	Regulated Utility	Retail Energy Marketing	HVAC	Consumer Financing	Other Activities	Total	Eliminations/ Other	Consolidated
Three Months Ended December 31, 2000
Total Revenues	$ 540,357	$ 89,508	$ 16,294	$ 755	$ 119	$ 106,676	$ - -	$ 647,033
Operating Expenses Depreciation and Amortization Other Operating Expenses (a) Income Tax Expense (Benefit)	16,856 424,576 32,843	42 91,641 (778)	134 13,927 459	- 590 35	- 410 (103)	176 106,568 (387)	- - -	17,032 531,144 32,456
Total Operating Expenses	474,275	90,905	14,520	625	307	106,357	-	580,632
Equity in Net Loss of Affiliate	-	-	(575)	-	-	(575)	-	(575)
Operating Income	66,082	(1,397)	1,199	130	(188)	(256)	-	65,826
Interest Expense - Net	12,526	49	374	49	2	474	125	13,125
Other Non-Operating Inc. (Exp.)(b)	(975)	-	(53)	-	-	(53)	(922)	(1,950)
WGL Preferred Dividends	330	-	-	-	-	-	-	330
Net Income (Loss)	$ 52,251	$ (1,446)	$ 772	$ 81	$ (190)	$ (783)	$ (1,047)	$ 50,421
Total Assets	$ 2,087,535	$ 81,082	$ 44,698	$ 18,420	$ 683	$ 144,883	$ 6,807	$ 2,239,225
Capital Expenditures/Investments	$ 14,495	$ - -	$ 133	$ 123	$ - -	$ 256	$ - -	$ 14,751

Three Months Ended December 31, 1999
Total Revenues	$ 310,516	$ 43,754	$ 10,376	$ 576	$ 391	$ 55,097	$ -	$ 365,613
Operating Expenses Depreciation and Amortization Other Operating Expenses (a) Income Tax Expense (Benefit)	15,965 223,051 22,523	7 42,820 382	143 8,746 455	- 209 126	- (141) 192	150 51,634 1,155	- - -	16,115 274,685 23,678
Total Operating Expenses	261,539	43,209	9,344	335	51	52,939	-	314,478
Equity in Net Loss of Affiliate	-	-	(161)	-	-	(161)	-	(161)
Operating Income	48,977	545	871	241	340	1,997	-	50,974
Interest Expense - Net	10,459	-	214	41	1	256	(45)	10,670
Other Non-Operating Inc. (Exp.)(b)	-	-	61	-	-	61	(586)	(525)
WGL Preferred Dividends	333	-	-	-	-	-	-	333
Net Income (Loss)	$ 38,185	$ 545	$ 718	$ 200	$ 339	$ 1,802	$ (541)	$ 39,446
Total Assets	$ 1,808,907	$ 44,866	$ 27,493	$ 9,586	$ 319	$ 82,264	$ 5,025	$ 1,896,196
Capital Expenditures/Investments	$ 22,314	$ 26	$ 96	$ - -	$ - -	$ 122	$ - -	$ 22,436
(a) Includes cost of gas and revenue taxes during all reported periods, gains on sales of non-utility assets during the three months ended December 31, 1999, and gains on the sales of non-utility assets during all reported periods.

(b) The amounts reported for Other Non-Operating Income (Expense) are net of applicable income taxes.

 Note 6--Transactions between Washington Gas and Affiliates

Washington Gas and other subsidiaries of WGL Holdings may engage in transactions during the ordinary course of business. All significant intercompany balances have been eliminated from the consolidated financial statements of WGL Holdings. In addition, all such significant transactions between Washington Gas and its affiliates that occurred prior to the November 1, 2000, restructuring have similarly been eliminated from the consolidated financial statements of Washington Gas.

In compliance with generally accepted accounting practices, transactions between Washington Gas and its affiliates which occurred after the November 1, 2000 restructuring, as well as intercompany balances remaining on Washington Gas' balance sheet on December 31, 2000, have not been eliminated from the Washington Gas consolidated financial statements. Because of the relatively small size of these transactions, these transactions are not disclosed on the face of the Washington Gas consolidated financial statements.

From time-to-time, Washington Gas provides administrative and general support to affiliates and has filed consolidated tax returns, which include affiliated company tax obligations. All such costs are billed to the appropriate affiliates and are reflected in accounts receivable on Washington Gas' Consolidated Balance Sheet. Washington Gas may also, on occasion, borrow funds from, or lend funds to, affiliated companies. At December 31, 2000, the Washington Gas Consolidated Balance Sheet reflected a total of $16.7 million of intercompany receivables and $5.6 million intercompany receivables. All affiliated company transactions, including these balances, were eliminated from the WGL Holdings Consolidated Balance Sheet in accordance with generally accepted accounting principles.

On an ongoing basis, Washington Gas transports gas for its third party marketers, including WGEServices. Associated with this transportation, Washington Gas incurs certain system balancing charges, which it passes to the third-party marketers with no mark-up. In turn, the third party marketers, pass these costs to their customers. For consolidation purposes, WGL Holdings eliminates both sides of this transaction from the utility operations, to avoid distorting either the utility or non-utility net operating income.

Item 2. Management's Discussion and Analysis of Financial Condition and
                       Results of Operations

Certain matters discussed in this report, excluding historical information, include forward-looking statements. Certain words, including, but not limited to, "estimates," "expects," "anticipates," "intends," "believes," "plans," variations of these words and similar expressions, identify forward-looking statements that involve uncertainties and risks. These statements are necessarily based upon various assumptions with respect to the future, including: 1) economic, competitive, political and regulatory conditions and developments; 2) capital and energy commodity market conditions; 3) changes in relevant laws and regulations, including tax, environmental and employment laws and regulations; 4) weather conditions; 5) legislative, regulatory, and judicial mandates and decisions; 6) timing and success of business and product development efforts; 7) technological improvements; 8) the pace of deregulation efforts and the availability of other competitive alternatives; and 9) other uncertainties.

Such uncertainties are difficult to predict accurately and are generally beyond WGL Holdings, Inc.'s direct control. Accordingly, while it believes that the assumptions are reasonable, WGL Holdings, Inc. (WGL Holdings or the Company) cannot ensure that all expectations and objectives will be realized. Readers are urged to use care and consider the risks, uncertainties and other factors that could affect the Company's business as described in this Quarterly Report on Form 10-Q. All forward-looking statements made in this report rely upon the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

This Management's Discussion and Analysis of Financial Condition and Results of Operations is divided into the following two major sections:

    WGL Holdings--This section describes the financial condition and results of operations of WGL Holdings and its subsidiaries on a consolidated basis. That section includes separate discussions of WGL Holdings' utility and non-utility operations.

    Washington Gas Light Company (Washington Gas or the Utility)--Washington Gas comprises the vast majority of WGL Holdings' utility segment. As such, the financial condition and results of operations of Washington Gas' utility operations and WGL Holdings utility segment are essentially the same. Therefore, the discussion of Washington Gas' financial condition and results of operations only describes those results which are significantly different from those operations which are described in WGL Holdings' Management's Discussion and Results of Operations.
The Management's Discussion and Analysis of Financial Condition and Results of Operations for both WGL Holdings and Washington Gas should be read in conjunction with the respective company's Consolidated Financial Statements and the combined Notes thereto.

WGL HOLDINGS, INC.

RESULTS OF OPERATIONS--Three Months Ended December 31, 2000 vs. December 31, 1999

Earnings For the three months ended December 31, 2000, the first quarter of its fiscal year, WGL Holdings reported net income of $50.4 million, an $11.0 million improvement over the results reported for the same period last year. The basic and diluted earnings per average common share in the current quarter were $1.08, which represented a 27.1 percent improvement over basic and diluted earnings per average common share of $0.85 for the quarter ended December 31, 1999. WGL Holdings' utility operations contributed $1.10 and $0.81, respectively, to earnings per average common share for the three months ended December 31, 2000, and 1999. The utility results for the quarter ended December 31, 2000, include a $0.03 per average common share non-recurring adjustment to a Virginia business license tax made as a result of a tax law restructuring that replaced some taxes with an income tax on utility operations.

Utility net revenues rose by $35.6 million, due to a 33.4 percent rise in the Utility's firm therm deliveries over the same quarter last year. This increase was primarily attributable to a 3.4 percent increase in Washington Gas' customer base and a 34.2 percent increase in the number of heating degree days over the same quarter last year. Weather during the current quarter was approximately 27.6 percent colder than normal.

The growth in the current quarter's utility net revenues was partially offset by a $4.3 million increase in operation and maintenance expenses, which, in part, reflects higher labor, labor-related, customer service and distribution expenses needed to support the increased firm therm deliveries this quarter. Utility operation and maintenance expenses also increased during the current quarter because of increased information system support costs and a rise in uncollectible accounts expense primarily due to the increase in utility revenues. If normal weather conditions had occurred, WGL Holdings estimates that Washington Gas' contribution to earnings per average common share would have been $0.25 lower this quarter. The general taxes incurred by the utility operations during the quarter ended December 31, 2000 increased $3.0 million over the same period last year largely because of the previously mentioned one-time tax adjustment.

The impact of the improved performance of the Company's utility operations on earnings was reduced somewhat as the earnings from the Company's non-utility operations declined from net income of $1.8 million in the first quarter of fiscal year 2000, to a net loss of $0.8 million in the current quarter. This decline was primarily attributable to lower gross margins and higher selling, general and administrative expenses by the Company's energy marketing segment, as well as increased losses incurred by the residential portion of its heating, ventilation and air conditioning (HVAC) segment. After applicable interest expense and taxes, earnings from the Company's non-utility operations declined from earnings of $0.04 per average common share during the three months ended December 31, 1999, to a $0.02 loss in the current quarter. The $0.04 per average common share earned during the three months ended December 31, 1999 includes a $0.01 per average common share non-recurring gain from the sale of a venture fund.

In addition, interest expense rose from $10.7 million during the three months ended December 31, 1999, to $13.1 million during the current fiscal quarter, primarily because of an increase in the cost and level of debt used to fund capital additions, the higher cost of storage gas balances, a higher balance of accounts receivable and an increase in the Company's residential HVAC investment.

Utility Net Revenues Utility net revenues for the quarter ended December 31, 2000, increased $35.6 million (26.6 percent) from the same period last year to $169.5 million. This represents a $0.48 per average common share improvement this quarter over the three months ended December 31, 1999.

As shown in the following table, a 34.2 percent increase in the number of heating degree days, coupled with a 3.4 percent increase in the Utility's customer base, resulted in a 33.4 percent increase in firm therm deliveries over the same quarter last year.

Gas, Weather and Meter Statistics
	Three Months Ended December 31,		Variance	Percent Inc. (Dec.)
	2000	1999
Gas Sales and Deliveries (thousands of therms)
Firm Gas Sold and Delivered Gas Delivered for Others	363,242 96,600	284,210 60,516	79,032 36,084	27.8 59.6
Total Firm	459,842	344,726	115,116	33.4
Interruptible Gas Sold and Delivered Gas Delivered for Others	4,625 72,249	9,417 74,304	(4,792) (2,055)	(50.9) (2.8)
Total Interruptible	76,874	83,721	(6,847)	(8.2)
Electric Generation--Delivered for Others	52,138	25,755	26,383	102.4
Total Deliveries	588,854	454,202	134,652	29.6
Degree Days Actual Normal	1,738 1,362	1,295 1,368	443 (6)	34.2 (0.4)
Percent Colder (Warmer) than Normal	27.6%	(5.3%)	--	--
Customer Meters (end of period)	892,717	863,258	29,459	3.4
Gas Delivered to Firm Customers The level of gas delivered to firm customers is highly sensitive to weather variability, because a large portion of the natural gas delivered by Washington Gas is used for space heating. The Utility's rates are based on normal weather and none of the tariffs for the jurisdictions in which it operates currently have a weather normalization provision. Nonetheless, declining block rates in the Utility's Maryland and Virginia jurisdictions reduce the impact that deviations from normal weather have on net revenues.

During the three months ended December 31, 2000, firm therm deliveries rose by 115.1 million therms or 33.4 percent over the same quarter last year. This increase primarily reflects 34.2 percent more heating degree days in the current quarter compared to last year and a 3.4 percent rise in the number of firm customer meters. Weather for the three months ended December 31, 2000, was 27.6 percent colder than normal, while weather for the same period last year was 5.3 percent warmer than normal. Since the Utility passes the cost of the natural cost commodity to customers without a mark-up, rising gas prices during the current fiscal year did not affect the Utility's net revenues.

An increasing number of customers are choosing to buy the natural gas commodity from third-party suppliers, rather than purchasing the natural gas commodity from Washington Gas "bundled" together with the delivery of the natural gas. As a result, the volume of firm therm deliveries by the Utility to customers who purchase both the natural gas commodity and delivery service as a "bundled" service increased at a slower rate than the delivery of firm therms for others. Gas sold and delivered to firm customers increased 27.8 percent during the current quarter from 284.2 million therms in the three months ended December 31, 1999, to 363.2 million therms during the quarter ended December 31, 2000. In contrast, the volume of firm gas delivered for others rose from 60.5 million therms to 96.6 million therms, a 59.6 percent increase. On a per unit basis, the net revenues that Washington Gas earns from delivering gas for others are the same as it earns from bundled gas sales in which customers purchase both the natural gas commodity and the associated delivery service from Washington Gas. Therefore, the Utility does not experience any loss of margins when customers choose to purchase their gas from a third-party supplier.

Gas Delivered to Interruptible Customers Interruptible therm deliveries to Washington Gas' interruptible customers were 8.2 percent lower during the three months ended December 31, 2000, than the same period last year. This decrease reflects a 1.1 percent decrease in interruptible meters.

The effect on net income of any changes in delivered volumes and prices to the interruptible class is minimized by margin-sharing arrangements embedded in Washington Gas' interruptible rate design. Under these arrangements, Washington Gas applies a majority of the margins earned on interruptible gas sales and deliveries to firm customers' rates. This margin sharing occurs once Washington Gas reaches a pre-established gross margin threshold in exchange for shifting many of the fixed costs of providing service from the interruptible to the firm class of customers.

Gas Delivered for Electric Generation Washington Gas sells and/or delivers natural gas for use at two electric generation facilities in Maryland, which are each owned by separate companies that are independent of WGL Holdings. During the current quarter, deliveries to these customers rose to 52.1 million therms, more than double the volume of deliveries made during the three months ended December 31, 1999. This increase occurred primarily because an operational problem at one customer's electric generation facility precluded it from receiving delivery of other alternate fossil fuels, which it typically includes in its fuel mix, during two months of the current fiscal quarter.

Washington Gas shares a significant majority of the margins earned from gas deliveries to these customers with firm customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not have a material effect on either net revenues or net income.

Other Utility Operating Expenses Operation and maintenance expenses for the three months ended December 31, 2000, increased by $4.3 million (10.2 percent) from the prior year's levels. This increase caused earnings per average common share to decline by $0.06 from the same quarter of last year. Key factors that contributed to the variance in operation and maintenance expenses for this quarter compared with the same quarter last year include:
    a $1.8 million increase in labor and labor-related expenses over the same quarter last year, primarily reflecting increases in employee wages and incentives, partially offset by a 1.7 percent reduction in the number of utility employees;

    a $0.8 million increase in uncollectible accounts expense, which resulted from the increase in utility revenues and to cover the likely impact of higher customer gas bills; and

    a $2.7 million increase relating to higher information system support costs and increased natural gas distribution and customer service expenses.
Depreciation and amortization expense increased by $0.9 million (5.6 percent) in the current quarter primarily because of Washington Gas' increased investment in property, plant and equipment. The general taxes incurred by the utility segment during the quarter ended December 31, 2000, increased $3.0 million over the same period last year, largely because of the previously discussed $2.2 million one-time adjustment to a business license tax in Virginia by Washington Gas.

Utility income taxes rose $10.3 million primarily due to the significant increase in pre-tax income this quarter. For utility operations, the effective income tax rates were 38.1 percent for the first fiscal quarter of 2001 and 36.9 percent for the same period in fiscal year 2000. The rise in the effective income tax rate reflects recently enacted utility income taxes in Maryland. The utility's revenues have been increased by an offsetting amount to reflect collection of this new tax from customers, thereby mitigating any earnings impact associated with the change.

Non-Utility Operating Results WGL Holdings has three primary unregulated operating segments: 1) energy marketing; 2) HVAC; and 3) consumer financing. The results from those operations, plus the impact of other incidental unregulated activities decreased operating income (after income taxes, but before interest expense) from $2.0 million during the quarter ended December 31, 1999, to a $0.3 million net loss in the current quarter. After applicable interest expense, earnings from non-utility activities declined from earnings of $0.04 per average common share during the three months ended December 31, 1999, to a $0.02 loss per average common share in the current quarter. The following table compares the financial results, after taxes and interest expense, from non-utility activities for the quarters ended December 31, 2000 and 1999.

Net Income (Loss) Applicable to Non-Utility Activities
	Three Months Ended December 31
(In thousands of dollars, except percentages)	2000	1999	Variance
Energy Marketing	$ (1,446)	$ 545	$ (1,991)
HVAC: Commercial Residential	1,319 (547)	891 (173)	428 (374)
Consumer Financing	81	200	(119)
Other Non-Utility Operations	(190)	339	(529)
Total	$ (783)	$ 1,802	$ (2,585)

  Energy Marketing WGL Holdings' retail energy marketing subsidiary, Washington Gas Energy Services, Inc. (WGEServices), sells natural gas and electricity in competition with unregulated marketers and unregulated subsidiaries of other utility companies. WGEServices continued to expand rapidly as the subsidiary sold 16.4 billion cubic feet (bcf) of gas in the current quarter, an increase of 22.4 percent from 13.4 bcf sold in the first quarter of fiscal year 2000. During the quarters ended December 31, 2000 and 1999, respectively, 21.1 percent and 19.3 percent of these sales were made to customers outside of the service territory of the regulated utility. In addition, WGEServices began selling electricity to customers for the first time during the current quarter. During the three months ended December 31, 2000, WGEServices sold 48.7 gigawatt-hours to approximately 8,000 electric accounts, in Maryland and Virginia. In total, WGEServices' revenues have more than doubled, increasing from $43.8 million in the quarter ended December 31, 1999, to $89.5 million in the quarter ended December 31, 2000.

Net income earned by WGEServices declined from $0.5 million in the quarter ended December 31, 1999, to a $1.4 million loss in the current quarter as gross margins fell and selling, general and administrative expenses rose in the current year. Despite the significant increase in the volume of natural gas sold, rapidly rising natural gas prices combined with higher selling, general and administrative expenses during the current quarter have suppressed the earnings produced by this segment. Results for the quarter ended December 31, 1999 benefited from a general decline in natural gas prices in 1999. As a start-up product line, the sales of electricity resulted in a small net loss during the current quarter as WGEServices incurred initial customer acquisition costs and initiated transmission arrangements. The earnings pattern for the energy marketing segment tends to be seasonal with narrower margins in the winter months and higher margins in the summer. The Company expects energy marketing earnings to improve during the remainder of fiscal year 2001, unless WGEServices takes advantage of additional opportunities to further penetrate the electric sales market.

HVAC Two subsidiaries, American Combustion Industries, Inc. and Washington Gas Energy Systems, Inc., offer large-scale HVAC installations and related services to commercial and government customers. In addition, the Company has a 50 percent equity investment in Primary Investors, LLC, (Primary Investors) a limited liability company that, through its investment in Primary Services Group, LLC, (PSG), has invested in nine companies that offer HVAC products and services to residential and light commercial customers.

Revenues from the Company's commercial HVAC activities increased from $10.4 million in the quarter ended December 31, 1999 to $16.3 million in the quarter ended December 31, 2000, a 57.0 percent increase. Net income from these operations rose from $0.9 million to $1.3 million, as gross profit margins continue to be strong. During the remainder of fiscal year 2001, net income from the commercial HVAC operations is expected to continue to rise because of a $64 million contract that Washington Gas recently signed with the federal government to modernize a U.S. General Services Administration central heating and refrigeration plant in Washington, D.C.

The HVAC operations for the three months ended December 31, 2000 and 1999, include net losses of $0.5 million and $0.2 million, respectively, from the Company's 50 percent equity investment in Primary Investors. In part, the loss in the current year occurred because of a seasonal decline in the demand for residential HVAC products and services, which was further exacerbated by colder-than-normal winter temperatures. More significantly, a portion of the net losses incurred by Primary Investors this quarter stems from its continuing difficulties in integrating the nine HVAC companies it acquired. Excluding its share of the net losses incurred to date, WGL Holdings has invested $18.3 million in Primary Investors as of December 31, 2000. (See Note 4 to the Consolidated Financial Statements for a further discussion of Primary Investors).

Consumer Financing The consumer financing segment provides financing for consumer purchases of natural gas appliances and energy-related equipment. During the three months ending December 31, 2000 and 1999, net income from the consumer financing segment was $81,000 and $200,000, respectively. Despite a 31.1 percent revenue increase, net income from this segment declined because of increased labor costs and other expenses incurred during the three month period. Throughout the periods reported in this Form 10-Q, the consumer financing operations were performed by Washington Gas as a non-utility activity. OTHER EXPENSES-NET The $1.4 million increase in Other Expenses-Net was primarily attributable to the premium on the weather insurance policy purchased in October 2000 by Washington Gas that was allocated to the current quarter based on a normal level of heating degree days. Interest Expense Total WGL Holdings interest expense increased by $2.5 million (23.0 percent) from the same period last year, reflecting the following changes in interest expense:

Composition of Interest Expense (In thousands of dollars)
	WGL Holdings			Washington Gas
	Three Months Ended December 31,		Variance	Three Months Ended December 31,		Variance
	2000	1999		2000	1999
Long-Term Debt	$ 9,968	$ 8,453	$ 1,515	$ 9,968	$ 8,453	$ 1,515
Short-Term Debt	3,147	2,177	970	3,147	2,177	970
Other (Includes AFUDC)	10	40	(30)	95	40	55
Total	$ 13,125	$ 10,670	$ 2,455	$ 13,210	$ 10,670	$ 2,540

Interest on long-term debt increased $1.5 million primarily due to a $69.9 million increase in average balance, which reflect the issuances of $78.0 million of Medium Term Notes (MTNs) since April 2000. The average long-term debt balance increased from $498.2 million during the three months ended December 31, 1999 to $568.1 million during the current fiscal year, and the weighted average cost of such debt increased by 0.11 percentage points during the same period. The embedded cost of long-term debt outstanding at December 31, 2000, was 6.9 percent.

Interest on short-term debt increased $1.0 million because of a $41.8 million rise in the average short-term debt balance and a 0.73 percentage point increase in the weighted-average cost of such debt.

WGL Holdings increased its average level of debt during the quarter ended December 31, 2000, over the same period last year in order to finance construction and higher working capital requirements associated with higher accounts receivable, storage gas balances and unregulated non-utility investments. The Company expects its interest expense during fiscal year 2001 to be higher than previous years because of its continuing requirement for increased working capital. This impact may continue as long as natural gas prices remain at historically high levels.

LIQUIDITY AND CAPITAL RESOURCES

Short-Term Cash Requirements and Related Financing The Company's business is highly weather sensitive and seasonal. Approximately 75 percent of Washington Gas' therm deliveries (excluding deliveries for electric generation) occur in the first and second fiscal quarters. This weather sensitivity causes short-term cash requirements to vary significantly during the year. Cash requirements peak in the fall and winter months when accounts receivable, accrued utility revenues and storage gas are at, or near, their highest levels. After the winter heating season, these assets are converted into cash and are generally used to liquidate short-term debt and acquire storage gas for the subsequent heating season.

At December 31, 2000, the Company had notes payable outstanding, which consist of bank loans and commercial paper, of $227.7 million compared to $161.4 million at September 30, 2000. The increase in notes payable from September 30, 2000 was primarily due to the Company's increased use of short-term debt to finance higher storage gas costs, as well as the seasonal increase in accounts receivable and accrued utility revenues.

Long-Term Cash Requirements and Related Financing To fund construction expenditures and other capital requirements, the Company draws upon both internal and external sources of cash. The Company's ability to generate adequate cash internally depends upon a number of factors, including the timing and amount of rate increases received and the level of therm deliveries. The Company's last significant base rate increase became effective in December 1994. The number of customer meters and the variability of the weather from normal levels significantly affect the level of therms delivered. Cash Flow from Operating Activities Net cash used in operating activities totaled $75.3 million during the first three months of fiscal year 2001 compared to $30.2 million of net cash used in operating activities for the same period last year. The $45.1 million decline in cash from operating activities was primarily the result of:
    higher funds used to support increased levels of utility accounts receivable and accrued utility revenues, which resulted from increased firm therm deliveries and higher natural gas costs. In addition, a rise in third party and off-system gas sales also contributed to the increased levels of utility accounts receivable in the current year; and

    an under-recovery by Washington Gas of purchased gas costs from customers during the three months ended December 31, 2000, compared with an over-recovery during the same period last year.
Partially offsetting these uses of cash were:
    a $19.6 million increase in net income, adjusted for non-cash items;

    an increase in the level of accounts payable related primarily to gas cost increases;

    a reduction in the volume of gas stored during the three months ended December 31, 2000 compared with the same period last year, combined with a significantly higher price per therm of the stored gas this year; and

    an increase in accrued taxes, primarily due to higher taxable income.
Cash Flow from Financing Activities During the first three months of fiscal year 2000, no cash was generated through common stock issued and no cash was used to reacquire common stock.

During the three months ended December 31, 2000, the Company issued $29.1 million of long-term debt, including $25.0 million of Medium-Term Notes (MTNs) with a weighted average coupon rate of 7.31 percent and $4.1 million of long-term debt used primarily to fund construction projects.

The dividends paid by the Company during the three months ended December 31, 2000, increased by $0.2 million due to a $0.005 increase per common share paid during the current three-month period compared to the three months ended December 31, 1999.

Cash Flow from Investing Activities During the three months ended December 31, 2000, WGL Holdings had consolidated capital expenditures of $14.8 million, on a budget of $133.5 million for fiscal year 2001, compared to capital expenditures of $22.4 million for the first three months of fiscal year 2000. Of the $14.8 million of WGL Holdings' capital expenditures, Washington Gas incurred $14.5 million of capital expenditures during the three months ended December 31, 2000. Sales of Accounts Receivable During the three months ended December 31, 2000, Washington Gas sold, with recourse, $6.3 million of non-utility accounts receivable, compared to $4.7 million in the three months ended December 31, 1999.

WASHINGTON GAS LIGHT COMPANY

As discussed on page 2, this Quarterly Report on Form 10-Q includes separate consolidated financial statements for WGL Holdings (pages 3 through 5), as well as for Washington Gas (pages 6 through 8). This section of the Quarterly Report on 10-Q discusses the consolidated financial position and results of operations of Washington Gas throughout the reported periods. As previously noted, all results for Washington Gas prior to the November 1, 2000 are reported on a consolidated basis, in accordance with generally accepted accounting principles. This consolidation reflects the results of Washington Gas' operations, as well as those of its subsidiaries prior to the restructuring. All results of operations reported after the restructuring reflect the financial position and results of operations alone.

In many cases, the reasons for the changes in the financial position and results of operations for both WGL Holdings and Washington Gas are essentially the same. In those instances, the reader is referred to the WGL Holdings Management's Discussion and Analysis of Financial Conditions and Results of Operations, which begins on page 14. The following management's discussion of Washington Gas' financial position and results of operations only describes those instances in which the reasons for changes in the financial results or results of operations vary significantly from those of WGL Holdings.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2000 vs. December 31, 1999

Earnings

 For the three months ended December 31, 2000, Washington Gas reported net income applicable to common stock of $50.9 million, an $11.5 million improvement over the results reported for the same period last year. The results for the current quarter do not include $0.5 million of net losses incurred by Washington Gas' former subsidiaries during November 2000 and December 2000. In compliance with generally accepted accounting principles, the $0.5 million loss was recognized on the consolidated financial statements of WGL Holdings, the new parent company of Washington Gas' former subsidiaries.

The primary reason for the improvement in Washington Gas' results was a 33.4 percent increase in firm therm deliveries over the same quarter last year, which reflect a 34.2 percent increase in the number of heating degree days and a 3.4 percent increase in the its customer base. These increases resulted in a $35.6 million improvement in utility net revenues.

Corresponding to the current quarter's net revenue growth was a partially offsetting $4.5 million increase in operation and maintenance expenses, which, in part, reflects higher labor, labor-related, customer service and distribution expenses needed to support the increased firm therm deliveries this quarter. Utility operation and maintenance expenses also increased during the current quarter because of increased information system support costs and a modest rise in uncollectible accounts expense primarily due to the increase in utility net revenues. The general taxes incurred by the Utility during the quarter ended December 31, 2000 increased $2.9 million over the same period last year largely because of a non-recurring adjustment to a Virginia business license tax made as a result of a tax law restructuring that replaced some taxes with an income tax on utility operations.

The impact of the improved performance of Washington Gas' utility operations on earnings was offset somewhat as operating income from its non-utility operations declined by $1.8 million during the current quarter. The majority of this decline was attributable to a reduction in net income from the utility's former energy marketing operations. It should be noted that although the Washington Gas consolidated financial statements were prepared in accordance with generally accepted accounting principles, non-utility results reported on the Washington Gas consolidated financial statements for the quarters ended December 31, 2000 and 1999 are not comparable because of the absence of November 2000 and December 2000 results for the energy marketing and HVAC segments. These entities became subsidiaries and investments of WGL Holdings pursuant to the November 1, 2000 corporate restructuring. Comparable results for the non-utility operations are reflected in WGL Holdings' consolidated financial statements and notes thereto which begins on page 3, and the WGL Holdings Management's Discussion and Analysis of Financial Condition and Results of Operations which begins on page 14.

In addition, interest expense rose from $10.7 million during the three months ended December 31, 1999, to $13.2 million during the current fiscal quarter, because of an increase in debt used primarily to fund capital expenditures, a higher volume and cost of storage gas balances, a higher balance of accounts receivable and increased investment in the Company's HVAC segment. The $1.3 million increase in Other Expenses-Net was primarily attributable to the premium on the weather insurance policy purchased in October 2000 by Washington Gas.

Utility Net Revenues The operating revenues and cost of gas for the three months ended December 31, 2000, (reported on the Washington Gas Consolidated Statements of Income on page 7), both include offsetting amounts of $2.1 million for system balancing transactions with WGEServices, a subsidiary of Washington Gas before the November 1, 2000 restructuring. These intercompany charges were eliminated on WGL Holdings' Consolidated Statements of Income (page 4). The reasons for the remaining variances in Washington Gas' utility net revenues are essentially identical to the "Utility Net Revenues" results discussed in WGL Holdings' Management's Discussion and Analysis beginning on page 15. Other Utility Operating Expenses The other utility operating expenses reported by Washington Gas for the quarter ending December 31, 2000, include $0.4 million of expenses for transactions with Hampshire Gas Company (Hampshire), a subsidiary of Washington Gas before the restructuring. These intercompany charges were eliminated on WGL Holdings' Consolidated Statements of Income (page 4). The utility operating expenses reported by Washington Gas exclude $0.4 million of other utility operating expenses incurred by Hampshire subsequent to November 1, 2000. The reasons for the remaining variances in Washington Gas' utility net revenues are essentially identical to "Other Utility Operating Expenses," results discussed in WGL Holdings' Management's Discussion and Analysis which begins on page 4. Non-Utility Operating Results The non-utility results of operations reported by Washington Gas exclude the results of its former energy marketing and HVAC segments after November 1, 2000. For a discussion of the results of operations for the entire three months ended December 31, 2000 and 1999, see "Non-Utility Operating Results" beginning on18 of WGL Holdings' Management's Discussion and Analysis.

The consumer financing activities continued to be performed by Washington Gas during the entire three months ended December 31, 2000 and 1999. See "Consumer Financing" on page 4 of the WGL Holdings' Management's Discussion and Analysis for a complete discussion about the results of operations for the consumer financing segment.

OTHER EXPENSES-NET AND INTEREST EXPENSE The primary reasons for the changes in Washington Gas' Other Expenses-Net and Interest Expense are essentially as those described for in WGL Holdings' Management's Discussion and Analysis beginning on page 19.

LIQUIDITY AND CAPITAL RESOURCES

This section does not differ materially from the disclosure provided in the WGL Holdings Management's Discussion and Analysis.  However, Washington Gas' investing activities for the current three-month period includes an $11.8 million cash transfer related to the formation of the holding company.  Please refer to the Washington Gas Statements of Cash Flows on page 8.

Item 3. Quantitative and Qualitative Disclosures About Market Risks
of the Company

WGL Holdings and its subsidiary, Washington Gas, have interest rate risk exposure related to long-term debt. Additionally, WGL Holdings' subsidiary, WGEServices has price risk exposure related to gas marketing activities. For information regarding the exposure related to these risks, see Item 7A in Washington Gas' most recently filed Form 10-K. Neither WGL Holdings nor Washington Gas' risk associated with interest rates have materially changed from September 30, 2000. At December 31, 2000, WGEServices' open position was not material to WGL Holdings' financial position or results of operations.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

  99.0 Computation of Ratio of Earnings to Fixed Charges--WGL Holdings

  99.1 Computation of Ratio of Earnings to Fixed Charges and
  Preferred Stock Dividends--WGL Holdings

  99.2 Computation of Ratio of Earnings to Fixed Charges--Washington Gas

  99.3 Computation of Ratio of Earnings to Fixed Charges and
  Preferred Stock Dividends--Washington Gas

(b) Reports on Form 8-K:
    As co-registrants, WGL Holdings and Washington Gas filed a Current Report on 8-K dated December 15, 2000, to report the election of George Patrick Clancy, Jr. to the Board of Directors of both WGL Holdings and Washington Gas.

  Signature

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  WGL HOLDINGS, INC.

  and

  WASHINGTON GAS LIGHT COMPANY

  (Co-Registrants) Date: February 14, 2001

  /s/ Robert E. Tuoriniemi .
  Robert E. Tuoriniemi
  Controller
  (Principal Accounting Officer)