Form 10-Q
period 2001-03-31
WGL HOLDINGS INC; WASHINGTON GAS LIGHT CO
filed 2001-05-15
CIK 1103601, 104819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

      (Mark One)

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2001

OR

[	]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	Exact name of registrant as		I.R.S.
Commission	specified in its charter and principal	States of	Employer
File Number	office address and telephone number	Incorporation	I.D. Number

1-16163	WGL Holdings, Inc.	Virginia	52-2210912

1100 H Street, N.W.

Washington, D.C. 20080

(703) 750-2000

1-1483	Washington Gas Light Company	District of Columbia	53-0162882

	1100 H Street, N.W.	and Virginia

Washington, D.C. 20080

(703) 750-4440

Indicate by check mark whether the registrant:

(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),

WGL Holdings, Inc.:	Yes X	No
Washington Gas Light Company:	Yes X	No

and (2) has been subject to such filing requirements for the past 90 days:

WGL Holdings, Inc.:	Yes X	No
Washington Gas Light Company:	Yes X	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

		Shares Outstanding at
Registrant	Description of Common Stock	April 30, 2001

WGL Holdings, Inc.	Common Stock (Without Par Value)	46,505,977

Washington Gas Light Company	Common Stock ($1.00 Par Value)	46,479,536

	(All held by WGL Holdings, Inc.)

Form 10-Q
For the Second Fiscal Quarter Ended March 31, 2001

FILING FORMAT

      This Quarterly Report on Form 10-Q is a combined report being filed by two separate registrants: WGL Holdings, Inc. (WGL Holdings or the Company) and Washington Gas Light Company (Washington Gas or the Utility).

      Effective November 1, 2000, Washington Gas and its subsidiaries became subsidiaries of WGL Holdings, a newly formed holding company that was established under the Public Utility Holding Company Act of 1935. At that time, all of the shares of common stock of Washington Gas, a regulated natural gas utility, were converted into an equal number of shares of common stock of WGL Holdings. WGL Holdings also owns all of the shares of common stock of Washington Gas’ former wholly owned subsidiaries (Hampshire Gas Company, Washington Gas Resources Corp. and Crab Run Gas Company), and its former 50 percent equity investment in Primary Investors, LLC.

      Part I —Financial Information of this Quarterly Report on Form 10-Q includes separate consolidated financial statements (i.e., balance sheets, statements of income and statements of cash flows) for WGL Holdings and Washington Gas. The WGL Holdings financial statements (pages 3 through 6) present the consolidated financial position and results of operations of WGL Holdings for the respective periods indicated after the November 1, 2000 restructuring, as well as the consolidated financial position of Washington Gas prior to the restructuring (i.e., the highest level of consolidation). The consolidated results of operations and financial position of Washington Gas immediately before the restructuring is essentially identical to the financial position and results of operations of WGL Holdings immediately after the restructuring (i.e., legal entity results).

      The consolidated financial statements for Washington Gas (pages 7 through 10) present the financial position and results of operations of Washington Gas throughout the reported periods, as well as the consolidated financial position and results of operations of Washington Gas’ former subsidiaries prior to the November 1, 2000 restructuring.

      A single set of Notes to the Consolidated Financial Statements begins on page 11 which applies equally to WGL Holdings and Washington Gas, except where otherwise noted.

      This report includes a Management’s Discussion and Analysis of Financial Condition and Results of Operations for WGL Holdings as well as a separate discussion for Washington Gas. However, due to the similarity of the operating results of the two entities, the reader is directed to the WGL Holdings disclosure unless otherwise specified in the Washington Gas Management’s Discussion and Analysis.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

WGL Holdings, Inc.
CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
(Thousands)	2001	2000

	(Unaudited)
ASSETS

Property, Plant and Equipment

At original cost	$2,268,647	$2,225,312

Accumulated depreciation and amortization	(793,415)	(765,032)

Net Property, Plant and Equipment	1,475,232	1,460,280

Current Assets

Cash and cash equivalents	25,935	24,336

Accounts receivable	381,573	106,446

Gas costs due from customers	15,128	2,313

Allowance for doubtful accounts	(16,529)	(7,186)

Accrued utility revenues	87,846	21,497

Materials and supplies—principally at average cost	12,715	16,341

Storage gas—at cost (first-in, first-out)	32,639	138,684

Deferred income taxes	27,604	16,232

Other prepayment—principally taxes	6,830	7,467

Deferred gas costs—unregulated operations	—	13,741

Other	624	5,991

Total Current Assets	574,365	345,862

Deferred Charges and Other Assets

Regulatory assets	83,354	78,364

Unrecovered gas costs	82,144	—

Equity in 50%-owned residential HVAC investment	16,085	16,247

Prepaid pensions and benefits	28,202	17,327

Other	24,878	21,760

Total Deferred Charges and Other Assets	234,663	133,698

Total Assets	$2,284,260	$1,939,840

CAPITALIZATION AND LIABILITIES

Capitalization

Common shareholders’ equity	$800,392	$711,496

Washington Gas preferred stock	28,173	28,173

Long-term debt	597,465	559,575

Total Capitalization	1,426,030	1,299,244

Current Liabilities

Current maturities of long-term debt	29,724	1,668

Notes payable	206,443	161,423

Accounts payable	176,268	138,218

Wages payable	15,075	13,875

Deferred gas costs—unregulated operations	14,909	—

Dividends declared	14,974	14,738

Customer deposits and advance payments	7,852	10,746

Gas costs due to customers	12,003	5,640

Accrued taxes	52,973	8,252

Other	4,313	5,441

Total Current Liabilities	534,534	360,001

Deferred Credits

Unamortized investment tax credits	18,090	18,539

Deferred income taxes	222,605	169,442

Accrued pensions and benefits	35,361	37,936

Other	47,640	54,678

Total Deferred Credits	323,696	280,595

Total Capitalization and Liabilities	$2,284,260	$1,939,840

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

WGL Holdings, Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	March 31,

(Thousands, Except Per Share Data)	2001	2000

UTILITY OPERATIONS

Operating Revenues	$605,155	$392,314

Less: Cost of goods sold	383,969	200,214

Revenue taxes	15,120	15,540

Utility Net Revenues	206,066	176,560

Other Operating Expenses

Operation	42,501	39,534

Maintenance	9,709	7,686

Depreciation and amortization	17,038	16,326

General taxes	11,630	5,905

Income Taxes	43,731	35,547

Other Operating Expenses	124,609	104,998

Utility Operating Income	81,457	71,562

NON-UTILITY OPERATIONS

Operating Revenues

Energy marketing	143,218	63,255

Heating, ventilating and air conditioning	25,943	12,038

Consumer financing	872	1,111

Other non-utility	263	253

Non-Utility Operating Revenues	170,296	76,657

Equity Loss in 50%-Owned Residential HVAC Investment	(343)	(366)

Other Operating Expenses (Income)

Operating expenses	166,989	70,815

Gains on sales of non-utility assets	—	(346)

Income taxes	1,003	1,457

Non-Utility Operating Expenses (Income)	167,992	71,926

Non-Utility Operating Income	1,961	4,365

TOTAL OPERATING INCOME	83,418	75,927

Other Income (Expenses)—Net	(2,666)	615

INCOME BEFORE INTEREST EXPENSE	80,752	76,542

INTEREST EXPENSE

Interest on long-term debt	10,546	9,043

Other	3,054	2,256

Total Interest Expense	13,600	11,299

WASHINGTON GAS PREFERRED STOCK DIVIDENDS	330	330

NET INCOME	$66,822	$64,913

AVERAGE COMMON SHARES OUTSTANDING	46,488	46,475

EARNINGS PER AVERAGE COMMON SHARE—BASIC (Note 3)	$1.44	$1.40

EARNINGS PER AVERAGE COMMON SHARE —DILUTED (Note 3)	$1.44	$1.39

DIVIDENDS DECLARED PER COMMON SHARE	$0.315	$0.310

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

WGL Holdings, Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Six Months Ended
	March 31,

(Thousands, Except Per Share Data)	2001	2000

UTILITY OPERATIONS

Operating Revenues	$1,145,512	$702,830

Less: Cost of goods sold	736,780	365,116

Revenue taxes	33,149	27,222

Utility Net Revenues	375,583	310,492

Other Operating Expenses

Operation	80,912	75,074

Maintenance	17,592	14,153

Depreciation and amortization	33,894	32,291

General taxes	19,072	10,365

Income Taxes	76,574	58,070

Other Operating Expenses	228,044	189,953

Utility Operating Income	147,539	120,539

NON-UTILITY OPERATIONS

Operating Revenues

Energy marketing	232,726	107,009

Heating, ventilating and air conditioning	42,237	22,414

Consumer financing	1,627	1,687

Other non-utility	382	644

Non-Utility Operating Revenues	276,972	131,754

Equity Loss in 50%-Owned Residential HVAC Investment	(918)	(527)

Other Operating Expenses (Income)

Operating expenses	273,733	122,964

Gains on sales of non-utility assets	—	(711)

Income taxes	616	2,612

Non-Utility Operating Expenses (Income)	274,349	124,865

Non-Utility Operating Income	1,705	6,362

TOTAL OPERATING INCOME	149,244	126,901

Other Income (Expenses)—Net	(4,616)	90

INCOME BEFORE INTEREST EXPENSE	144,628	126,991

INTEREST EXPENSE

Interest on long-term debt	20,514	17,495

Other	6,211	4,474

Total Interest Expense	26,725	21,969

WASHINGTON GAS PREFERRED STOCK DIVIDENDS	660	663

NET INCOME	$117,243	$104,359

AVERAGE COMMON SHARES OUTSTANDING	46,483	46,472

EARNINGS PER AVERAGE COMMON SHARE—BASIC (Note 3)	$2.52	$2.25

EARNINGS PER AVERAGE COMMON SHARE —DILUTED (Note 3)	$2.52	$2.24

DIVIDENDS DECLARED PER COMMON SHARE	$0.625	$0.615

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

WGL Holdings, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	March 31,

(Thousands)	2001	2000

OPERATING ACTIVITIES

Net income	$117,243	$104,359

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY

(USED IN) OPERATING ACTIVITIES

Depreciation and amortization (a)	37,080	34,881

Deferred income taxes—net	35,094	7,801

Amortization of investment tax credits	(449)	(450)

Accrued/deferred pension cost	(7,533)	(6,713)

Allowance for funds used during construction	(315)	(439)

Equity loss in 50%-owned residential HVAC investment	918	527

Other non-cash credits—net, including gains and losses on investing activities	(412)	(508)

	181,626	139,458

CHANGES IN ASSETS AND LIABILITIES

Accounts receivable and accrued utility revenues	(332,133)	(159,540)

Gas costs due from/to customers—net	(6,452)	(4,932)

Storage gas	106,045	51,782

Other prepayments—principally taxes	637	3,449

Accounts payable	37,752	9,118

Wages payable	1,200	4,337

Customer deposits and advance payments	(2,894)	(7,843)

Accrued taxes	44,721	38,252

Accrued interest	297	(15)

Deferred purchased gas cost—net (utility)	(86,239)	6,577

Deferred purchased gas costs (non-utility)	28,650	4,158

Other—net	612	462

Net Cash Provided by (Used in) Operating Activities	(26,178)	85,263

FINANCING ACTIVITIES

Long-term debt issued	67,095	1,830

Long-term debt retired	(1,091)	(775)

Debt issuance costs	(393)	(118)

Notes payable—net	45,020	(9,178)

Dividends on common stock	(28,817)	(28,332)

Other financing activities	542	443

Net Cash Provided by (Used in) Financing Activities	82,356	(36,130)

INVESTING ACTIVITIES

Capital expenditures	(47,853)	(49,706)

50%-owned residential HVAC investment	—	(4,800)

Other investing activities	(6,726)	(1,392)

Net Cash Used in Investing Activities	(54,579)	(55,898)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (b)	1,599	(6,765)

Cash and Cash Equivalents at Beginning of Year (b)	24,336	26,935

Cash and Cash Equivalents at End of Year (b)	$25,935	$20,170

(a) Includes amounts charged to other accounts.

(b) Cash equivalents are highly liquid investments with a maturity of three months or less when purchased.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Income taxes paid	$14,870	$19,354

Interest paid	$26,269	$22,035

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Washington Gas Light Company
CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
(Thousands)	2001	2000

	(Unaudited )

ASSETS

Property, Plant and Equipment

At original cost	$2,247,302	$2,225,312

Accumulated depreciation and amortization	(780,726)	(765,032)

Net Property, Plant and Equipment	1,466,576	1,460,280

Current Assets

Cash and cash equivalents	21,622	24,336

Accounts receivable (See Note 7)	265,931	106,446

Gas costs due from customers	15,128	2,313

Allowance for doubtful accounts	(15,060)	(7,186)

Accrued utility revenues	87,846	21,497

Materials and supplies—principally at average cost	12,475	16,341

Storage gas—at cost (first-in, first-out)	32,639	138,684

Deferred income taxes	16,923	16,232

Other prepayments—principally taxes	5,788	7,467

Deferred gas costs—unregulated operations	—	13,741

Other	—	5,991

Total Current Assets	443,292	345,862

Deferred Charges and Other Assets

Regulatory assets	83,354	78,364

Unrecovered gas costs	82,144	—

Equity in 50%-owned residential HVAC investment	—	16,247

Prepaid pensions and benefits	28,059	17,327

Other	28,977	21,760

Total Deferred Charges and Other Assets	222,534	133,698

Total Assets	$2,132,402	$1,939,840

CAPITALIZATION AND LIABILITIES

Capitalization

Common shareholder’s equity	$733,465	$711,496

Preferred stock	28,173	28,173

Long-term debt	597,181	559,575

Total Capitalization	1,358,819	1,299,244

Current Liabilities

Current maturities of long-term debt	29,403	1,668

Notes payable	179,474	161,423

Accounts payable (See Note 7)	148,319	138,218

Wages payable	14,813	13,875

Dividends declared	14,981	14,738

Customer deposits and advance payments	7,852	10,746

Gas costs due to customers	12,003	5,640

Accrued taxes	38,478	8,252

Other	3,583	5,441

Total Current Liabilities	448,906	360,001

Deferred Credits

Unamortized investment tax credits	18,053	18,539

Deferred income taxes	224,088	169,442

Accrued pensions and benefits	35,217	37,936

Other	47,319	54,678

Total Deferred Credits	324,677	280,595

Total Capitalization and Liabilities	$2,132,402	$1,939,840

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Washington Gas Light Company
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	March 31,

(Thousands)	2001	2000

UTILITY OPERATIONS

Operating Revenues (See Note 7)	$609,186	$392,314

Less: Cost of goods sold (See Note 7)	388,000	200,214

Revenue taxes	15,120	15,540

Utility Net Revenues	206,066	176,560

Other Operating Expenses

Operation (See Note 7)	43,108	39,534

Maintenance	9,660	7,686

Depreciation and amortization	16,875	16,326

General taxes	11,517	5,905

Income Taxes	43,616	35,547

Other Operating Expenses	124,776	104,998

Utility Operating Income	81,290	71,562

NON-UTILITY OPERATIONS

Operating Revenues

Energy marketing	—	63,255

Heating, ventilating and air conditioning	—	12,038

Consumer financing	872	1,111

Other non-utility	263	253

Non-Utility Operating Revenues	1,135	76,657

Equity Loss in 50%-Owned Residential HVAC Investment	—	(366)

Other Operating Expenses (Income)

Operating expenses	607	70,815

Gains on sales of non-utility assets	—	(346)

Income taxes	97	1,457

Non-Utility Operating Expenses (Income)	704	71,926

Non-Utility Operating Income	431	4,365

TOTAL OPERATING INCOME	81,721	75,927

Other Income (Expenses)—Net	(2,372)	615

INCOME BEFORE INTEREST EXPENSE	79,349	76,542

INTEREST EXPENSE

Interest on long-term debt	10,546	9,043

Other	2,973	2,256

Total Interest Expense	13,519	11,299

NET INCOME	65,830	65,243

DIVIDENDS ON PREFERRED STOCK	330	330

NET INCOME APPLICABLE TO COMMON STOCK	$65,500	$64,913

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Washington Gas Light Company
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Six Months Ended
	March 31,

(Thousands)	2001	2000

UTILITY OPERATIONS

Operating Revenues (See Note 7)	$1,151,653	$702,830

Less: Cost of goods sold (See Note 7)	742,921	365,116

Revenue taxes	33,149	27,222

Utility Net Revenues	375,583	310,492

Other Operating Expenses

Operation (See Note 7)	81,731	75,074

Maintenance	17,515	14,153

Depreciation and amortization	33,623	32,291

General taxes	18,898	10,365

Income Taxes	76,465	58,070

Other Operating Expenses	228,232	189,953

Utility Operating Income	147,351	120,539

NON-UTILITY OPERATIONS

Operating Revenues

Energy marketing	17,755	107,009

Heating, ventilating and air conditioning	5,066	22,414

Consumer financing	1,627	1,687

Other non-utility	382	644

Non-Utility Operating Revenues	24,830	131,754

Equity Loss in 50%-Owned Residential HVAC Investment	(167)	(527)

Other Operating Expenses (Income)

Operating expenses	24,080	122,964

Gains on sales of non-utility assets	—	(711)

Income taxes	(21)	2,612

Non-Utility Operating Expenses (Income)	24,059	124,865

Non-Utility Operating Income	604	6,362

TOTAL OPERATING INCOME	147,955	126,901

Other Income (Expenses)—Net	(4,149)	90

INCOME BEFORE INTEREST EXPENSE	143,806	126,991

INTEREST EXPENSE

Interest on long-term debt	20,514	17,495

Other	6,215	4,474

Total Interest Expense	26,729	21,969

NET INCOME	117,077	105,022

DIVIDENDS ON PREFERRED STOCK	660	663

NET INCOME APPLICABLE TO COMMON STOCK	$116,417	$104,359

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Washington Gas Light Company
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	March 31,

(Thousands)	2001	2000

OPERATING ACTIVITIES

Net income	$117,077	$105,022

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY

(USED IN) OPERATING ACTIVITIES

Depreciation and amortization (a)	36,572	34,881

Deferred income taxes—net	46,316	7,801

Amortization of investment tax credits	(447)	(450)

Accrued/deferred pension cost	(7,487)	(6,713)

Allowance for funds used during construction	(315)	(439)

Equity loss in 50%-owned residential HVAC investment	167	527

Other non-cash credits—net, including gains and losses on investing activities	(412)	(508)

	191,471	140,121

CHANGES IN ASSETS AND LIABILITIES

Accounts receivable and accrued utility revenues	(245,939)	(159,540)

Gas costs due from/to customers—net	(6,452)	(4,932)

Storage gas	106,045	51,782

Other prepayments—principally taxes	1,562	3,449

Accounts payable	21,881	9,118

Wages payable	1,053	4,337

Customer deposits and advance payments	(2,894)	(7,843)

Accrued taxes	32,948	38,252

Accrued Interest	297	(15)

Deferred purchased gas costs—net (utility)	(86,239)	6,577

Deferred purchased gas costs (non-utility)	(2,405)	4,158

Other—net	(1,391)	462

Net Cash Provided by Operating Activities	9,937	85,926

FINANCING ACTIVITIES

Long-term debt issued	66,809	1,830

Long-term debt retired	(934)	(775)

Debt issuance costs	(393)	(118)

Notes payable—net	18,051	(9,178)

Dividends on common and preferred stock	(29,470)	(28,995)

Other financing activities	392	443

Net Cash Provided by (Used in) Financing Activities	54,455	(36,793)

INVESTING ACTIVITIES

Capital expenditures	(48,583)	(49,706)

Cash transfer related to formation of holding company (See Note 7)	(11,797)	—

50%-owned residential HVAC investment	—	(4,800)

Other investing activities	(6,726)	(1,392)

Net Cash Used in Investing Activities	(67,106)	(55,898)

DECREASE IN CASH AND CASH EQUIVALENTS (b)	(2,714)	(6,765)

Cash and Cash Equivalents at Beginning of Year (b)	24,336	26,935

Cash and Cash Equivalents at End of Year (b)	$21,622	$20,170

(a) Includes amounts charged to other accounts.

(b) Cash equivalents are highly liquid investments with a maturity of three months or less when purchased.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Income taxes paid	$12,790	$19,354

Interest paid	$26,008	$22,035

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

WGL Holdings, Inc. and
Washington Gas Light Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—GENERAL

      Effective November 1, 2000, Washington Gas Light Company (Washington Gas or the Utility) and its subsidiaries became subsidiaries of WGL Holdings, Inc. (WGL Holdings or the Company), a newly formed holding company that was established under the Public Utility Holding Company Act of 1935. At that time, all of the shares of common stock of Washington Gas, a regulated natural gas utility, were converted into an equal number of shares of common stock of WGL Holdings. WGL Holdings also owns all of the shares of common stock of Washington Gas’ former wholly owned subsidiaries (Hampshire Gas Company, Washington Gas Resources Corp., and Crab Run Gas Company), and its former 50 percent equity investment in Primary Investors, LLC. See the fiscal year 2000 Washington Gas Annual Report on Form 10-K for additional details about this restructuring.

      This Quarterly Report on Form 10-Q is a combined report of WGL Holdings and Washington Gas. Consolidated Financial Statements included in this Quarterly Report on Form 10-Q are presented as follows:

WGL Holdings—For all periods reported in this Quarterly Report on 10-Q prior to November 1, 2000, the consolidated financial position and results of operations reflect Washington Gas and its subsidiaries. The consolidated financial position and results of operations of Washington Gas immediately before the November 1, 2000, restructuring are essentially identical to the consolidated financial position and results of operations of WGL Holdings immediately after the November 1, 2000, restructuring.

Washington Gas—For all periods reported in this Quarterly Report on 10-Q, the Washington Gas consolidated financial statements present the financial position and results of operations reported for Washington Gas. The Washington Gas consolidated statements also include the results of operations and cash flows of its former wholly owned subsidiaries and 50 percent equity investment in Primary Investors prior to the November 1, 2000 corporate restructuring.

      These notes are an integral part of the accompanying consolidated financial statements of WGL Holdings and its subsidiaries, including Washington Gas. Except where otherwise noted, these Notes to Consolidated Financial Statements apply equally to WGL Holdings and Washington Gas. In the opinion of WGL Holdings and Washington Gas, these financial statements, including the notes hereto, reflect all adjustments (which include only normal recurring adjustments) necessary for a fair statement of the results of operations for the periods presented. These financial statements, including the notes thereto, should be read together with Washington Gas’ Annual Report on Form 10-K for the fiscal year ended September 30, 2000. Certain amounts in the financial statements of prior years have been reclassified to conform to the presentation of the current year.

      Washington Gas’ financial position and results of operations account for the vast majority of the WGL Holdings’ financial position and results of operations. Due to the seasonal nature of Washington Gas’ business, the results of operations shown do not necessarily represent the expected results of either WGL Holdings or Washington Gas for the entire fiscal year ending September 30, 2001.

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

NOTE 2—LONG-TERM DEBT

      Unsecured Medium-Term Notes

      In October 2000, Washington Gas issued $25,000,000 of unsecured Medium Term Notes (MTNs) at a fixed interest rate of 7.31 percent, which mature in October 2007. In January 2001, Washington Gas also issued $30,000,000 of unsecured MTNs at a fixed interest rate of 6.64 percent, which mature in January 2011. The Utility has the option to redeem all, or part, of either issue of these MTNs at any time prior to maturity at the greater of 100 percent of the principal amount or the present value of the remaining scheduled payments of the notes to be redeemed, discounted to the redemption date on a semiannual basis at the comparable treasury rate plus 15 basis points and 20 basis points, respectively, plus accrued interest to the date of redemption.

NOTE 3—COMMON STOCK, PREFERRED STOCK AND EARNINGS PER SHARE

      Earnings Per Share

      Basic earnings per share (EPS) is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the reported period. Diluted EPS assumes the conversion of convertible preferred stock and the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period. The following tables show the computation of basic and diluted EPS of WGL Holdings for the three months and six months ended March 31, 2001 and 2000.

Basic and Diluted Earnings Per Average Common Share

	Net		Per Share
	Income	Shares	Amount

For the Three Months Ended March 31, 2001

Basic EPS:

Net Income	$66,822	46,488	$1.44

Effect of Dilutive Securities:

Stock-Based Compensation Plans	—	71

Diluted EPS:

Net Income	$66,822	46,559	$1.44

For the Three Months Ended March 31, 2000

Basic EPS:

Net Income	$64,913	46,475	$1.40

Effect of Dilutive Securities:

$4.60 and $4.36 Convertible Preferred

Stock, Assuming Conversion on January 1, 2000*	—	14

Stock-Based Compensation Plans	—	53

Diluted EPS:

Net Income Plus Assumed Conversions	$64,913	46,542	$1.39

* All outstanding convertible preferred stock was either converted or redeemed on February 1, 2000.

Basic and Diluted Earnings Per Average Common Share

	Net		Per Share
	Income	Shares	Amount

For the Six Months Ended March 31, 2001

Basic EPS:

Net Income	$117,243	46,483	$2.52

Effect of Dilutive Securities:

Stock-Based Compensation Plans	—	66

Diluted EPS:

Net Income	$117,243	46,549	$2.52

For the Six Months Ended March 31, 2000

Basic EPS:

Net Income	$104,359	46,472	$2.25

Effect of Dilutive Securities:

$4.60 and $4.36 Convertible Preferred

Stock, Assuming Conversion on October 1, 2000*	3	19

Stock-Based Compensation Plans	—	51

Diluted EPS:

Net Income Plus Assumed Conversions	$104,362	46,542	$2.24

* All outstanding convertible preferred stock was either converted or redeemed on February 1, 2000.

NOTE 4—PRIMARY INVESTORS, LLC

      In August 1999, Washington Gas and Thayer Capital Partners (Thayer) formed Primary Investors, LLC (Primary Investors), a limited liability company. Effective November 1, 2000, in connection with its formation of a holding company under the Public Utility Holding Company Act of 1935, Washington Gas transferred its ownership interest to WGL Holdings, its newly formed holding company parent.

      Primary Investors, through its wholly owned subsidiary Primary Service Group, LLC (PSG), focuses on investment opportunities in after-market products and services in the heating, ventilating and air conditioning (HVAC) industry. PSG primarily sells, installs, repairs and maintains HVAC equipment in the residential and light commercial markets in the District of Columbia and parts of Maryland and Virginia. PSG has acquired nine companies with approximately $50 million of annualized revenues. WGL Holdings and Thayer each own 50 percent of Primary Investors and each has an equal number of representatives on Primary Investors’ Board of Directors. As co-investors, WGL Holdings and Thayer each committed to invest up to $25 million of equity capital in Primary Investors.

      Through March 31, 2001, WGL Holdings has made investments in Primary Investors totaling $19.0 million. Thayer has contributed equal amounts to Primary Investors. Since inception, Primary Investors has generated operating losses totaling $5.8 million, of which WGL Holdings has recorded its 50-percent share totaling $2.9 million, using the equity method of accounting. WGL Holdings has also recorded $1.1 million for the related income tax benefits of the losses. At March 31, 2001, WGL Holdings’ equity investment was $16.1 million.

      Thayer and WGL Holdings’ relationship is governed by an investors agreement. This agreement grants independent rights to each of the owners of Primary Investors that could affect the timing of and the ultimate amount realized from the investment of each party in Primary Investors.

      Primary Investors has performed an impairment test on its investments using the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The estimates of future cash flows used in the test contain assumptions that Primary Investors’ management believes are reasonable for the purpose of developing such estimates. Such assumptions are inherently subjective and future results may differ significantly from the projections. Additionally, the ultimate success of Primary Investors depends upon its ability to attract any needed capital from investors and lenders. Consequently, WGL Holdings’ realization of its investment depends on Primary Investors’ ability to achieve its plans consistent with the results underlying the impairment test.

      Primary Investors’ impairment test does not indicate impairment at March 31, 2001. However, WGL Holdings will continue to monitor Primary Investors’ performance relative to its plans and to assess its investment in Primary Investors for potential impairment.

NOTE 5—DERIVATIVE ACTIVITY

      At March 31, 2001, Washington Gas Energy Services, Inc. (WGEServices) held certain contracts for the sale and purchase of natural gas that qualify as derivative instruments under the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). WGEServices originally entered into the sales contracts with the intent of taking delivery of the commodity and selling it to its retail customers. During the second quarter of fiscal year 2001, WGEServices determined that it would no longer require this supply in the time period it had originally anticipated. As a result, WGEServices entered into an agreement to sell this gas to certain of the original suppliers. The contracts do not qualify as hedges under the definitions included in SFAS No. 133. Therefore, the contracts are recognized at their fair value on the Company’s balance sheet and recorded net in the caption “Deferred gas costs—unregulated activities.” The gains and losses on these contracts were reflected in the earnings of the Energy Marketing segment in the quarter ended March 31, 2001.

NOTE 6—OPERATING SEGMENT REPORTING

      WGL Holdings reports four operating segments: 1) regulated utility; 2) energy marketing; 3) HVAC activities; and 4) consumer financing.

      With over 90 percent of WGL Holdings’ assets, the regulated utility segment is its core business. Represented almost entirely by Washington Gas, the regulated utility segment provides regulated gas distribution services (including the purchase and delivery of natural gas, meter reading, responding to customer inquiries, and bill preparation) to customers in metropolitan Washington, D.C. and parts of Maryland and Virginia.

      Through WGL Holdings’ subsidiary WGEServices, the energy marketing segment sells natural gas and electricity directly to customers, both inside and outside Washington Gas’ traditional service territory, in competition with unregulated gas and electricity marketers. Through two wholly owned subsidiaries, Washington Gas Energy Systems, Inc. (WGESystems) and American Combustion Industries, Inc. (ACI) and as a partner in Primary Investors, the HVAC segment designs, renovates and services mechanical heating, ventilating and air conditioning systems for commercial, governmental and residential customers. The consumer financing segment provides financing for consumer purchases of natural gas appliances and energy-related equipment.

      The table on the following page presents operating segment information.

OPERATING SEGMENT FINANCIAL INFORMATION

		Non-Utility Operations

	Regulated	Energy		Consumer	Other		Eliminations/
(Thousands)	Utility	Marketing	HVAC	Financing	Activities	Total	Other	Consolidated

Three Months Ended March 31, 2001

Total Revenues	$605,155	$143,218	$25,943	$872	$263	$170,296	$—	$775,451

Operating Expenses

Depreciation and Amortization	17,038	16	91	1	—	108	—	17,146

Other Operating Expense (a)	462,929	144,300	21,633	811	137	166,881	—	629,810

Income Tax Expense (Benefit)	43,731	(486)	1,413	26	50	1,003	—	44,734

Total Operating Expenses	523,698	143,830	23,137	838	187	167,992	—	691,690

Equity in Net Loss of Affiliate	—	—	(343)	—	—	(343)	—	(343)

Operating Income (Loss)	81,457	(612)	2,463	34	76	1,961	—	83,418

Interest Expense —Net	12,868	289	332	(5)	(2)	614	118	13,600

Other Non-Operating Inc. (Exp.) (b)	(1,542)	—	(77)	—	—	(77)	(1,047)	(2,666)

WGL Preferred Dividends	330	—	—	—	—	—	—	330

Net Income (Loss)	$66,717	$(901)	$2,054	$39	$78	$1,270	$(1,165)	$66,822

Total Assets	$2,109,179	$97,131	$48,176	$12,468	$757	$158,532	$16,549	$2,284,260

Capital Expenditures/Investments	$33,032	$6	$64	$—	$—	$70	$—	$33,102

Three Months Ended March 31, 2000
Total Revenues	$392,314	$63,255	$12,038	$1,111	$253	$76,657	$—	$468,971

Operating Expenses Depreciation and Amortization	16,326	7	142	—	—	149	—	16,475

Other Operating Expenses (a)	268,879	59,855	10,098	518	(151)	70,320	—	339,199

Income Tax Expense (Benefit)	35,547	1,186	606	212	(547)	1,457	—	37,004

Total Operating Expenses	320,752	61,048	10,846	730	(698)	71,926	—	392,678

Equity in Net Loss of Affiliate	—	—	(366)	—	—	(366)	—	(366)

Operating Income	71,562	2,207	826	381	951	4,365	—	75,927

Interest Expense —Net	10,473	5	234	45	—	284	542	11,299

Other Non-Operating Inc. (Exp.) (b)	—	—	(260)	—	—	(260)	875	615

WGL Preferred Dividends	330	—	—	—	—	—	—	330

Net Income	$60,759	$2,202	$332	$336	$951	$3,821	$333	$64,913

Total Assets	$1,781,828	$56,597	$34,118	$7,855	$332	$98,902	$8,924	$1,889,654

Capital Expenditures/Investments	$27,230	$6	$34	$—	$—	$40	$—	$27,270

(a)	Includes cost of gas and revenue taxes during all reported periods and gains on sales of non-utility assets during the three months ended March 31, 2000.

(b)	The amounts reported for Other Non-Operating Income (Expense) are net of applicable income taxes.

OPERATING SEGMENT FINANCIAL INFORMATION

		Non-Utility Operations

	Regulated	Energy		Consumer	Other		Eliminations/
(Thousands)	Utility	Marketing	HVAC	Financing	Activities	Total	Other	Consolidated

Six Months Ended March 31, 2001

Total Revenues	$1,145,512	$232,726	$42,237	$1,627	$382	$276,972	$—	$1,422,484

Operating Expenses

Depreciation and Amortization	33,894	58	225	1	—	284	—	34,178

Other Operating Expenses (a)	887,505	235,941	35,560	1,401	547	273,449	—	1,160,954

Income Tax Expense (Benefit)	76,574	(1,264)	1,872	61	(53)	616	—	77,190

Total Operating Expenses	997,973	234,735	37,657	1,463	494	274,349	—	1,272,322

Equity in Net Loss of Affiliate	—	—	(918)	—	—	(918)	—	(918)

Operating Income (Loss)	147,539	(2,009)	3,662	164	(112)	1,705	—	149,244

Interest Expense —Net	25,394	338	706	44	—	1,088	243	26,725

Other Non-Operating Inc. (Exp.) (b)	(2,517)	—	(130)	—	—	(130)	(1,969)	(4,616)

WGL Preferred Dividends	660	—	—	—	—	—	—	660

Net Income (Loss)	$118,968	$(2,347)	$2,826	$120	$(112)	$487	$(2,212)	$117,243

Total Assets	$2,109,179	$97,131	$48,176	$12,468	$757	$158,532	$16,549	$2,284,260

Capital Expenditures/Investments	$47,527	$6	$197	$123	$—	$326	$—	$47,853

Six Months Ended March 31, 2000
Total Revenues	$702,830	$107,009	$22,414	$1,687	$644	$131,754	$—	$834,584

Operating Expenses Depreciation and Amortization	32,291	14	285	—	—	299	—	32,590

Other Operating Expenses (a)	491,930	102,675	18,844	727	(292)	121,954	—	613,884

Income Tax Expense (Benefit)	58,070	1,568	1,061	338	(355)	2,612	—	60,682

Total Operating Expenses	582,291	104,257	20,190	1,065	(647)	124,865	—	707,156

Equity in Net Loss of Affiliate	—	—	(527)	—	—	(527)	—	(527)

Operating Income	120,539	2,752	1,697	622	1,291	6,362	—	126,901

Interest Expense —Net	20,932	5	448	86	1	540	497	21,969

Other Non-Operating Inc. (Exp.) (b)	—	—	(199)	—	—	(199)	289	90

WGL Preferred Dividends	663	—	—	—	—	—	—	663

Net Income (Loss)	$98,944	$2,747	$1,050	$536	$1,290	$5,623	$(208)	$104,359

Total Assets	$1,781,828	$56,597	$34,118	$7,855	$332	$98,902	$8,924	$1,889,654

Capital Expenditures/Investments	$49,544	$32	$130	$—	$—	$162	$—	$49,706

(a)	Includes cost of gas and revenue taxes during all reported periods and gains on sales of non-utility assets during the six months ended March 31, 2000.
(b)	The amounts reported for Other Non-Operating Income (Expense) are net of applicable income taxes.

NOTE 7—TRANSACTIONS BETWEEN WASHINGTON GAS AND AFFILIATES

      Washington Gas and other subsidiaries of WGL Holdings may engage in transactions during the ordinary course of business. All significant intercompany balances have been eliminated from the consolidated financial statements of WGL Holdings. In addition, all such significant transactions between Washington Gas and its affiliates that occurred prior to the November 1, 2000 restructuring have similarly been eliminated from the consolidated financial statements of Washington Gas.

      In compliance with generally accepted accounting practices, transactions between Washington Gas and its affiliates which occurred after the November 1, 2000 restructuring, as well as intercompany balances remaining on Washington Gas’ balance sheet on March 31, 2001, have not been eliminated from the Washington Gas consolidated financial statements. Because of the relatively small size of these transactions, these transactions are not disclosed on the face of the Washington Gas consolidated financial statements.

      From time-to-time, Washington Gas provides administrative and general support to affiliates and has filed consolidated tax returns, which include affiliated company tax obligations. All such costs are billed to the appropriate affiliates and are reflected in accounts receivable on Washington Gas’ Consolidated Balance Sheets. Washington Gas may also, on occasion, borrow funds from, or lend funds to, affiliated companies. At March 31, 2001, the Washington Gas Consolidated Balance Sheet reflected a total of $5.9 million of intercompany receivables and $12.7 million of intercompany payables. All affiliated company transactions, including these balances, were eliminated from the WGL Holdings Consolidated Balance Sheet in accordance with generally accepted accounting principles.

      On an ongoing basis, Washington Gas transports gas for its third party marketers, including WGEServices. Associated with this transportation, Washington Gas incurs certain system balancing charges, which it passes to the third-party marketers with no mark-up. In turn, the third party marketers pass these costs to their customers. For consolidation purposes, WGL Holdings eliminates both sides of this transaction from the utility operations, to avoid distorting either the utility or non-utility net operating income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

      Certain matters discussed in this report, excluding historical information, include forward-looking statements. Certain words, such as, but not limited to, “estimates,” “expects,” “anticipates,” “intends,” “believes,” “plans,” and variations of these words, identify forward-looking statements that involve uncertainties and risks. These statements are necessarily based upon various assumptions with respect to the future, including: 1) economic, competitive, political and regulatory conditions and developments; 2) capital and energy commodity market conditions; 3) changes in relevant laws and regulations, including tax, environmental and employment laws and regulations; 4) weather conditions; 5) legislative, regulatory, and judicial mandates and decisions; 6) timing and success of business and product development efforts; 7) technological improvements; 8) the pace of deregulation efforts and the availability of other competitive alternatives; and 9) other uncertainties.

      Such uncertainties are difficult to predict accurately and are generally beyond WGL Holdings, Inc.’s direct control. Accordingly, while it believes that the assumptions are reasonable, WGL Holdings, Inc. (WGL Holdings or the Company) cannot ensure that all expectations and objectives will be realized. Readers are urged to use care and consider the risks, uncertainties and other factors that could affect the Company’s business as described in this Quarterly Report on Form 10-Q. All forward-looking statements made in this report rely upon the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

      This Management’s Discussion and Analysis of Financial Condition and Results of Operations is divided into the following two major sections:

•	WGL Holdings—This section describes the financial condition and results of operations of WGL Holdings and its subsidiaries on a consolidated basis. This section includes separate discussions of WGL Holdings’ utility and non-utility operations.

•	Washington Gas Light Company (Washington Gas or the Utility)—Washington Gas comprises the vast majority of WGL Holdings’ utility segment. As such, the financial condition and results of operations of Washington Gas’ utility operations and WGL Holdings utility segment are essentially the same. Therefore, the discussion of Washington Gas’ financial condition and results of operations only describes those results which are significantly different from those operations which are described in WGL Holdings’ Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The Management’s Discussion and Analysis of Financial Condition and Results of Operations for both WGL Holdings and Washington Gas should be read in conjunction with the respective company’s Consolidated Financial Statements and the combined Notes thereto.

WGL Holdings, Inc.

Results of Operations—Three Months Ended March 31, 2001 vs. March 31, 2000

      EARNINGS

      For the three months ended March 31, 2001, the second quarter of its fiscal year, WGL Holdings reported net income of $66.8 million, a $1.9 million improvement over the results reported for the same period last year. Basic earnings per average common share in the current quarter were $1.44, compared to $1.40 for the quarter ended March 31, 2000. Diluted earnings were also $1.44 per average common share in the current quarter, which represented a 3.6 percent improvement over diluted earnings of $1.39 for the same period last year. Results for the quarter ended March 31, 2000 included a $0.02 per average common share gain from the sales of certain non-utility investments. WGL Holdings’ utility operations contributed $1.41 and $1.31, respectively, to diluted earnings per average common share for the three months ended March 31, 2001, and 2000.

      Net revenues from the Utility Segment rose by $29.5 million, due to an 8.7 percent rise in firm therm deliveries over the same quarter last year. This increase was primarily attributable to a 3.6 percent increase in Washington Gas’ customer base and a 14.3 percent increase in the number of heating degree days over the same quarter last year. Weather during the current quarter was approximately 4.8 percent colder than normal. If normal weather conditions had occurred, WGL Holdings estimates that Washington Gas’ contribution to earnings per average common share would have been $0.05 lower this quarter including the effects of expense increases also directly related to the weather. The growth in the current quarter’s utility net revenues was partially offset by a $5.0 million increase in operation and maintenance expenses primarily attributable to a $5.3 million increase in the Utility’s uncollectible accounts expense.

      The impact of the improved performance of the Company’s utility operations on earnings was reduced somewhat as net income from the Company’s major non-utility operations declined from $2.9 million in the second quarter of fiscal year 2000, to $1.2 million in the current quarter. This variation reflects significant increases from the commercial heating, ventilating and air conditioning (HVAC) segment driven by more contracts with continuing strong margins. Additionally, lower gross margins and higher selling, general and administrative expenses incurred by the Company’s energy marketing segment negatively affected the non-utility results. Earnings per average common share from the Company’s major non-utility operations declined from $0.06 during the three months ended March 31, 2000, to $0.03 in the current quarter. Other non-utility results for the quarter ended March 31, 2000 included a nonrecurring $0.02 per average common share gain from the sales of two minor non-utility investments.

      In addition, interest expense rose from $11.3 million during the three months ended March 31, 2000, to $13.6 million during the current fiscal quarter, primarily because of an increase in the cost and level of debt used to fund: (1) capital additions; (2) the higher average cost of storage gas inventory and unrecovered gas costs; (3) higher levels of accounts receivable; and (4) the additional investment in the Company’s residential HVAC segment.

      UTILITY SEGMENT NET REVENUES

      Utility net revenues for the quarter ended March 31, 2001, increased $29.5 million (16.7 percent) from the same period last year to $206.1 million. This represents a $0.39 per average common share improvement this quarter over the three months ended March 31, 2000.

      Included in the increase in net revenues are $7.5 million of revenues the Utility is collecting from newly-enacted rights-of-way fees in the District of Columbia and income taxes in Maryland and Virginia, which the Utility is allowed to recover from its customers. Therefore, these higher expenses do not affect net income.

      As shown in the following table, a 14.3 percent increase in the number of heating degree days, coupled with a 3.6 percent increase in the Utility’s customer base, resulted in an 8.7 percent increase in firm therm deliveries over the same quarter last year.

Gas, Weather and Meter Statistics

	Three Months Ended
	March 31,			Percent
	2001	2000	Variance	Inc. (Dec.)

Gas Sales and Deliveries (thousands of therms)
Firm
Gas Sold and Delivered	386,006	368,684	17,322	4.7

Gas Delivered for Others	180,124	152,337	27,787	18.2

Total Firm	566,130	521,021	45,109	8.7

Interruptible

Gas Sold and Delivered	1,971	8,705	(6,734)	(77.4)

Gas Delivered for Others	82,276	81,892	384	0.5

Total Interruptible	84,247	90,597	(6,350)	(7.0)

Electric Generation—Delivered for Others	20,622	27,598	(6,976)	(25.3)

Total Deliveries	670,999	639,216	31,783	5.0

Degree Days

Actual	2,232	1,953	279	14.3

Normal	2,130	2,135	(5)	(0.2)

Percent Colder (Warmer) than Normal	4.8%	(8.5%)	—	—

Customer Meters (end of period)	903,383	872,122	31,261	3.6

      Gas Delivered to Firm Customers

      The level of gas delivered to firm customers is highly sensitive to weather variability because a large portion of the natural gas delivered by Washington Gas is used for space heating. The Utility’s rates are based on normal weather and none of the tariffs for the jurisdictions in which it operates currently have a weather normalization provision. Nonetheless, declining block rates in the Utility’s Maryland and Virginia jurisdictions reduce the impact that deviations from normal weather have on net revenues.

      During the three months ended March 31, 2001, firm therm deliveries rose by 45.1 million therms or 8.7 percent over the same quarter last year. This increase primarily reflects 14.3 percent more heating degree days in the current quarter compared to last year and a 3.6 percent rise in the number of firm customer meters. Weather for the three months ended March 31, 2001, was 4.8 percent colder than normal, while weather for the same period last year was 8.5 percent warmer than normal. Since the Utility passes the cost of the natural gas commodity to customers without a mark-up, rising gas prices during the current fiscal year did not affect the Utility’s net revenues.

      An increasing number of customers are choosing to buy the natural gas commodity from third-party suppliers, rather than purchasing the natural gas commodity from Washington Gas “bundled” together with the delivery of the natural gas. As a result, the volume of firm therm deliveries by the Utility to customers who purchase both the natural gas commodity and delivery service as a “bundled” service increased at a slower rate than the delivery of firm therms for others. Gas sold and delivered to firm customers with bundled service increased 4.7 percent during the current quarter from 368.7 million therms in the three months ended March 31, 2000, to 386.0 million therms during the quarter ended March 31, 2001. In contrast, the volume of firm gas delivered for others rose from 152.3 million therms to 180.1 million therms, an 18.2 percent increase. On a per unit basis, the net revenues that Washington Gas earns from delivering gas for others are the same as it earns from bundled gas sales in which customers purchase both the natural gas commodity and the associated delivery service from Washington Gas. Therefore, the Utility does not experience any loss of margins when customers choose to purchase their gas from a third-party supplier.

      Gas Delivered to Interruptible Customers

      Therm deliveries to Washington Gas’ interruptible customers were 7.0 percent lower during the three months ended March 31, 2001 than the same period last year. This decrease reflects a 1.3 percent decrease in interruptible meters.

      The effect on net income of any changes in delivered volumes and prices to the interruptible class is minimized by margin-sharing arrangements embedded in Washington Gas’ interruptible rate design. Under these arrangements, Washington Gas applies a majority of the margins earned on interruptible gas sales and deliveries to firm customers’ rates. This margin sharing occurs once Washington Gas reaches a pre-established gross margin threshold in exchange for shifting many of the fixed costs of providing service from the interruptible to the firm class of customers.

      Gas Delivered for Electric Generation

      Washington Gas sells and/or delivers natural gas for use at two electric generation facilities in Maryland, which are each owned by separate companies that are independent of WGL Holdings. During the current quarter, deliveries to these customers were 25.3 percent lower than the same period last year. Deliveries were higher in the quarter ended March 31, 2000, primarily because an operational problem at one customer’s electric generation facility precluded it from receiving delivery of other alternate fossil fuels, which it typically includes in its fuel mix, during most of calendar year 2000. The restrictions imposed on these customers were lifted on December 1, 2000, causing gas deliveries for electric generation to be at more normal levels in the current fiscal year.

      Washington Gas shares a significant majority of the margins earned from gas deliveries to electric generation customers with firm customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not have a material effect on either net revenues or net income.

      OTHER UTILITY SEGMENT OPERATING EXPENSES

      Operation and maintenance expenses for the three months ended March 31, 2001, increased by $5.0 million (10.6 percent) from the prior year’s levels. This increase caused earnings per average common share to decline by $0.07 from the same quarter of last year. Key factors that contributed to the variance in operation and maintenance expenses for this quarter compared with the same quarter last year include:

•	a $5.3 million increase in uncollectible accounts expense, which directly relates to higher natural gas costs and colder weather in the current year, causing an increase in the Utility’s customer accounts receivable balance;

•	a $1.0 million increase relating to higher natural gas distribution expenses; and

•	a $1.5 million decrease in labor and labor-related costs and information system support costs compared with the same quarter last year.

      Depreciation and amortization expense increased by $0.7 million (4.4 percent) in the current quarter primarily because of Washington Gas’ increased investment in property, plant and equipment. The general taxes incurred by the utility operations during the quarter ended March 31, 2001 increased largely due to the inclusion of $3.8 million in the current quarter for a newly enacted right-of-way fee imposed by the District of Columbia. As previously discussed, this fee is recovered currently from customers and has no impact on net income.

      Utility income taxes rose $8.2 million primarily due to an increase in pre-tax income this quarter. For utility operations, the effective income tax rates were 39.0 percent for the second fiscal quarter of 2001 and 37.0 percent for the same period in fiscal year 2000. The rise in the effective income tax rate reflects recently enacted utility income taxes in Maryland and Virginia. The utility’s revenues have been increased by an offsetting amount to reflect collection of these new taxes from customers, thereby mitigating any earnings impact associated with the change.

      NON-UTILITY OPERATING RESULTS

      WGL Holdings has three major unregulated operating segments: 1) energy marketing; 2) HVAC; and 3) consumer financing. The net income from those operations decreased from $2.9 million during the quarter ended March 31, 2000 to $1.2 million in the current quarter. Earnings per average common share from these major non-utility activities declined from $0.06 during the three months ended March 31, 2000, to $0.03 in the current quarter. Other non-utility results for the quarter ended March 31, 2000 included a nonrecurring gain of $0.02 per average common share from sales of certain venture funds and a preferred stock interest. The following table compares the financial results from major non-utility activities for the quarters ended March 31, 2001 and 2000.

Net Income (Loss) Applicable to Major Non-Utility Activities

	Three Months Ended
	March 31

(In thousands of dollars)	2001	2000	Variance

Energy Marketing	$(901)	$2,202	$(3,103)

HVAC:

Commercial	2,437	670	1,767

Residential	(383)	(338)	(45)

Consumer Financing	39	336	(297)

Total	$1,192	$2,870	$(1,678)

      Energy Marketing Segment

      WGL Holdings’ retail energy marketing segment, through its subsidiary, Washington Gas Energy Services, Inc. (WGEServices), sells natural gas and electricity in competition with unregulated marketers and unregulated subsidiaries of other utility companies. WGEServices continued to expand rapidly as the subsidiary sold 19.6 billion cubic feet (bcf) of gas in the current quarter, an increase of 6.5 percent from 18.4 bcf sold in the second quarter of fiscal year 2000. During the quarters ended March 31, 2001 and 2000, respectively, 24.7 percent and 24.4 percent of these sales were made to customers outside of the service territory of the regulated utility.

      In addition to supplying gas to 110,000 residential customers, during the three months ended March 31, 2001, WGEServices sold 202.3 gigawatt-hours to over 8,000 electric accounts, in Maryland, Virginia and the District of Columbia. WGEServices has won a $16 million, two-year contract to supply electricity to all Washington Metropolitan Area Transit Authority facilities in the District of Columbia and Maryland. WGEServices was also recently awarded a $125 million contract to supply electricity to 47 large federal facilities in the District of Columbia and suburban Maryland. These facilities will receive service for up to three and one-half years under the contract. WGEServices’ total energy marketing revenues have more than doubled, increasing from $63.3 million in the quarter ended March 31, 2000, to $143.2 million in the quarter ended March 31, 2001.

      Net income earned by WGEServices declined from $2.2 million in the quarter ended March 31, 2000, to a $0.9 million loss in the current quarter as gross margins fell and selling, general and administrative expenses rose in the current year. Despite the significant increase in the volume of natural gas sold, rapidly rising natural gas prices combined with higher selling, general and administrative expenses during the current quarter have suppressed the earnings produced by this segment. Nevertheless, gross margins remained positive in both periods. Results for the quarter ended March 31, 2000 benefited from a general decline in natural gas prices in 1999, which provided higher gross margins. As a start-up product line, the sales of electricity resulted in a small net loss during the current quarter as WGEServices incurred initial customer acquisition costs and initiated transmission arrangements. The earnings pattern for the natural gas portion of the energy marketing segment tends to be seasonal with narrower margins in the winter months and higher margins in the summer. Because of this seasonality, the Company expects energy marketing earnings to improve during the remainder of fiscal year 2001.

      HVAC Segment

      Two subsidiaries, American Combustion Industries, Inc. and Washington Gas Energy Systems, Inc., offer large-scale HVAC installations and related services to commercial and government customers. In addition, the Company has a 50 percent equity investment in Primary Investors, LLC (Primary Investors), a limited liability company that, through its investment in Primary Services Group, LLC (PSG), has invested in nine companies that offer HVAC products and services to residential and light commercial customers.

      Revenues from the Company’s commercial HVAC activities doubled, increasing from $12.0 million in the quarter ended March 31, 2000 to $25.9 million in the quarter ended March 31, 2001. Net income from these operations rose from $0.7 million to $2.4 million, as gross profit margins continue to be strong. During the remainder of fiscal year 2001, net income from the commercial HVAC operations is expected to continue to rise because of a $64 million contract that the Company signed in December 2000 with the federal government to modernize a U.S. General Services Administration central heating and refrigeration plant in Washington, D.C.

      The HVAC operations for the three months ended March 31, 2001 and 2000, include net losses of $0.4 million and $0.3 million, respectively, from the Company’s 50 percent equity investment in Primary Investors. (See Note 4 to the Consolidated Financial Statements for a further discussion of Primary Investors).

      Consumer Financing Segment

      The consumer financing segment provides financing for consumer purchases of natural gas appliances and energy-related equipment. During the three months ending March 31, 2001 and 2000, net income from the consumer financing segment was $39,000 and $336,000, respectively. Net income from this segment declined because of fewer contracts sold to banks in the current quarter and increased labor costs and other expenses incurred during the three-month period as this segment acquires additional resources to help it evaluate its operations and the potential for expanding its products and markets.

      OTHER INCOME (EXPENSES)—NET

      The $3.3 million decrease in Other Income (Expenses)-Net (after income taxes) was primarily attributable to a $1.5 million expense (net of income tax benefits) for the premium on the weather insurance policy purchased in October 2000 by Washington Gas that was allocated to the current quarter based on a normal level of heating degree days. No recoveries have been received under this policy in the current quarter.

      INTEREST EXPENSE

      Total WGL Holdings interest expense increased by $2.3 million (20.4 percent) from the same period last year, reflecting the following changes in interest expense:

Composition of Interest Expense
(In thousands of dollars)

	WGL Holdings			Washington Gas

	Three Months Ended			Three Months Ended
	March 31,			March 31,

	2001	2000	Variance	2001	2000	Variance

Long-Term Debt	$10,546	$9,043	$1,503	$10,546	$9,043	$1,503

Short-Term Debt	2,838	2,153	685	2,838	2,153	685

Other (Includes AFUDC)	216	103	113	135	103	32

Total	$13,600	$11,299	$2,301	$13,519	$11,299	$2,220

      Interest on long-term debt increased $1.5 million primarily due to a $100.1 million increase in average balance, which reflects the issuance of $108.0 million of Medium Term Notes (MTNs) since April 2000. The average long-term debt balance increased from $498.3 million during the three months ended March 31, 2000 to $598.4 million during the same quarter of the current fiscal year, and the weighted average cost of such debt increased by 0.15 percentage points during the same period. The embedded cost of long-term debt outstanding at March 31, 2001, was 6.9 percent.

      Interest on short-term debt increased $0.7 million because of a $50.3 million rise in the average short-term debt balance, partially offset by a 0.12 percentage point decrease in the weighted-average cost of such debt.

      WGL Holdings increased its average level of debt during the quarter ended March 31, 2001, over the same period last year in order to finance construction and higher working capital requirements associated with higher accounts receivable, inventory and yet-to-be-recovered gas cost balances and increased unregulated non-utility investments. The Company expects its interest expense during fiscal year 2001 to be higher than previous years because of its continuing requirement for increased working capital. This impact may continue as long as natural gas prices remain at relatively high levels.

Results of Operations—Six Months Ended March 31, 2001 vs. March 31, 2000

      EARNINGS

      For the six months ended March 31, 2001, WGL Holdings reported net income of $117.2 million, or $12.9 million higher than the results reported for the same period last year. Basic earnings per average common share in the current six-month period were $2.52, compared to $2.25 for the six months ended March 31, 2000. Diluted earnings were also $2.52 per average common share in the current six-month period, which represented a 12.5 percent improvement over diluted earnings of $2.24 per average common share for the same period last year. Recurring earnings per average common share for the most recent six months were $2.55, excluding a $0.03 per average common share adjustment for certain general taxes in the first quarter of fiscal year 2001. This compares to recurring diluted earnings per average common share of $2.22 for the first six months of fiscal year 2000, excluding a $0.02 per average common share gain from the sales of certain non-utility investments in that six-month period. WGL Holdings’ utility operations contributed $2.51 and $2.12, respectively, to diluted earnings per average common share for the six months ended March 31, 2001, and 2000.

      Utility net revenues rose by $65.1 million, due to an 18.5 percent rise in the Utility’s firm therm deliveries over the six months ended March 31, 2000. This increase was primarily attributable to a 3.6 percent increase in Washington Gas’ customer base and a 22.2 percent increase in the number of heating degree days over the same six-month period last year. Weather during the first six months of fiscal year 2001 was approximately 13.7 percent colder than normal. The growth in the current six month’s utility net revenues was partially offset by a $9.3 million increase in operation and maintenance expenses primarily attributable to a $6.0 million increase in the Utility’s uncollectible accounts expense.

      The impact of the improved performance of the Company’s utility operations on earnings was reduced somewhat as net income from the Company’s major non-utility operations declined from $4.3 million in the first six months of fiscal year 2000, to $0.6 million in the current six-month period. This variance reflects substantial improvements in the Company’s commercial HVAC segment, lower gross margins and higher selling, general and administrative expenses incurred by the Company’s energy marketing segment, as well as increased losses incurred by the residential portion of its HVAC segment. Earnings per average common share from the Company’s major non-utility operations declined from $0.09 during the six months ended March 31, 2000, to $0.01 in the current six-month period. Other non-utility results for the six months ended March 31, 2000 included the aforementioned nonrecurring $0.02 per average common share gain from the sales of minor non-utility investments.

      In addition, interest expense rose from $22.0 million during the six months ended March 31, 2000, to $26.7 million during the current six-month period, primarily because of an increase in the cost and level of debt used to fund: (1) capital additions; (2) the higher average cost of storage gas inventory and unrecovered gas costs; (3) higher levels of accounts receivable; and (4) an increase in unregulated non-utility investments.

      UTILITY SEGMENT NET REVENUES

      Utility net revenues for the six months ended March 31, 2001, increased $65.1 million (21.0 percent) from the same period last year to $375.6 million. This represents an $0.85 per average common share improvement this period over the six months ended March 31, 2000.

      Included in the net revenue increase is $11.8 million of additional revenues for the previously discussed newly-enacted fees and income taxes.

      As shown in the following table, a 22.2 percent increase in the number of heating degree days, coupled with a 3.6 percent increase in the Utility’s customer base, resulted in an 18.5 percent increase in firm therm deliveries over the same six-month period last year.

Gas, Weather and Meter Statistics

	Six Months Ended
	March 31,
				Percent
	2001	2000	Variance	Inc. (Dec.)

Gas Sales and Deliveries (thousands of therms)
Firm
Gas Sold and Delivered	749,248	652,894	96,354	14.8

Gas Delivered for Others	276,724	212,853	63,871	30.0

Total Firm	1,025,972	865,747	160,225	18.5

Interruptible
Gas Sold and Delivered	6,596	18,122	(11,526)	(63.6)

Gas Delivered for Others	154,525	156,196	(1,671)	(1.1)

Total Interruptible	161,121	174,318	(13,197)	(7.6)

Electric Generation—Delivered for Others	72,760	53,353	19,407	36.4

Total Deliveries	1,259,853	1,093,418	166,435	15.2

Degree Days

Actual	3,970	3,248	722	22.2

Normal	3,492	3,503	(11)	(0.3)

Percent Colder (Warmer) than Normal	13.7%	(7.3%)	—	—

Customer Meters (end of period)	903,383	872,122	31,261	3.6

      Gas Delivered to Firm Customers

      During the six months ended March 31, 2001, firm therm deliveries rose by 160.2 million therms or 18.5 percent over the same period last year. This increase primarily reflects 22.2 percent more heating degree days in the current six-month period compared to last year and a 3.6 percent rise in the number of firm customer meters. Weather for the six months ended March 31, 2001, was 13.7 percent colder than normal, while weather for the same period last year was 7.3 percent warmer than normal.

      The volume of firm therm deliveries to customers who purchase “bundled” service from Washington Gas increased 14.8 percent during the current six-month period from 652.9 million therms in the six months ended March 31, 2000, to 749.2 million therms during the six months ended March 31, 2001. The volume of firm gas delivered for others rose from 212.9 million therms to 276.7 million therms, a 30.0 percent increase, as an increasing number of customers are choosing to buy the natural gas commodity from third-party suppliers.

      Gas Delivered to Interruptible Customers

      Interruptible therm deliveries to Washington Gas’ interruptible customers were 7.6 percent lower during the six months ended March 31, 2001 than the same period last year. This decrease reflects a 1.3 percent decrease in interruptible meters. As previously described in this report, the effect on net income of changes in gas deliveries to interruptible customers is minimal due to margin-sharing arrangements in each of the Utility’s jurisdictions.

      Gas Delivered for Electric Generation

      Volumes delivered for electric generation were 36.4 percent higher than the same period last year. Deliveries were higher in the six months ended March 31, 2001, primarily because of the previously discussed operational problem at one customer’s electric generation facility.

      Margins earned on such deliveries are being shared with firm customers as described previously in this report.

      OTHER UTILITY OPERATING EXPENSES

      Operation and maintenance expenses for the six months ended March 31, 2001, increased by $9.3 million (10.4 percent) from the prior year’s levels. This increase caused earnings per average common share to decline by $0.12 from the same period last year. Key factors that contributed to the variance in operation and maintenance expenses for the current six-month period compared with last year include:

•	a $6.0 million increase in uncollectible accounts expense, which directly relates to higher natural gas costs and colder weather, causing a corresponding increase in the Utility’s customer accounts receivable balance;

•	a $1.5 million increase relating to higher natural gas distribution expenses; and

•	a $1.3 million increase in labor and labor-related costs, primarily reflecting increases in employee wages and incentives.

      Depreciation and amortization expense increased by $1.6 million (5.0 percent) in the current six-month period primarily because of Washington Gas’ increased investment in property, plant and equipment. The general taxes incurred by the utility operations during the six months ended March 31, 2001 increased largely due to:

•	a $2.2 million one-time adjustment to a Virginia business license tax made as a result of a tax law restructuring that replaced some taxes with an income tax on utility operations; and

•	the inclusion of $5.6 million in the current six-month period for a newly enacted right-of-way fee imposed by the District of Columbia. This fee is recovered currently from customers and has no impact on net income.

      Utility income taxes rose $18.5 million primarily due to an increase in pre-tax income for the current six-month period. For utility operations, the effective income tax rates were 38.6 percent for the first six months of fiscal quarter of 2001 and 36.7 percent for the same period in fiscal year 2000. The rise in the effective income tax rate reflects recently enacted utility income taxes in Maryland and Virginia. The Utility’s revenues have been increased by an offsetting amount to reflect collection of this new tax from customers, thereby mitigating any earnings impact associated with the change.

      NON-UTILITY OPERATING RESULTS

      During the six months ended March 31, 2001, the net income from the Company’s major unregulated energy marketing, HVAC and consumer financing activities decreased to $0.6 million compared to $4.3 million earned during the same period last year. Earnings per average common share from non-utility activities declined from $0.09 during the six months ended March 31, 2000, to $0.01 in the current six-month period. Other non-utility results for the six months ended March 31, 2000 include a nonrecurring gain of $0.02 per average common share from sales of certain venture funds and a preferred stock interest. The following table compares the financial results from non-utility activities for the six months ended March 31, 2001 and 2000.

Net Income (Loss) Applicable to Non-Utility Activities

	Six Months Ended
	March 31

(In thousands of dollars)	2001	2000	Variance

Energy Marketing	$(2,347)	$2,747	$(5,094)

HVAC:

Commercial	3,757	1,561	2,196

Residential	(931)	(511)	(420)

Consumer Financing	120	536	(416)

Total	$599	$4,333	$(3,734)

      Energy Marketing Segment

      WGEServices sold 36.1 bcf of gas in the current six-month period, an increase of 13.5 percent from 31.8 bcf sold in the first six months of fiscal year 2000. During the six-month periods ended March 31, 2001 and 2000, respectively, 23.0 percent and 22.2 percent of these sales were made to customers outside of the service territory of the regulated utility. WGEServices’ total energy marketing revenues, including sales of electricity in fiscal year 2001, have more than doubled, increasing from $107.0 million in the six months ended March 31, 2000, to $232.7 million in the current six-month period.

      Net income earned by WGEServices declined from $2.7 million in the six months ended March 31, 2000, to a $2.3 million loss in the current six-month period as gross margins fell and selling, general and administrative expenses rose in the current year. Despite the significant increase in the volume of natural gas sold, rapidly rising natural gas prices combined with higher selling, general and administrative expenses during the current fiscal year have suppressed the earnings produced by this segment. Margins were, nevertheless, positive in all periods. Results for the first half of fiscal year 2000 benefited from a general decline in natural gas prices in 1999, which provided higher gross margins. As a start-up product line, the sales of electricity resulted in a small net loss in fiscal year 2001 as WGEServices incurred initial customer acquisition costs and initiated transmission arrangements.

      HVAC Segment

      Revenues from the Company’s commercial HVAC activities increased from $22.4 million in the six months ended March 31, 2000 to $42.2 million in the six months ended March 31, 2001, an 88.4 percent increase. Net income from these operations rose from $1.6 million to $3.8 million, as a result of continued growth in sales at strong gross profit margins.

      The HVAC operations for the six months ended March 31, 2001 and 2000, include net losses of $0.9 million and $0.5 million, respectively, from the Company’s 50 percent equity investment in Primary Investors. In part, the loss in the current year occurred because of a seasonal decline in the demand for residential HVAC products and services, which was further exacerbated by colder-than-normal winter temperatures. A portion of the net losses incurred by Primary Investors in the current six-month period stems from difficulties integrating the nine HVAC companies it acquired. Excluding its share of the net losses incurred to date, WGL Holdings has invested $19.0 million in Primary Investors as of March 31, 2001. (See Note 4 to the Consolidated Financial Statements for a further discussion of Primary Investors).

      Consumer Financing Segment

      During the six months ending March 31, 2001 and 2000, net income from the consumer financing segment was $120,000 and $536,000, respectively. Net income from this segment declined because of increased labor costs and other expenses incurred during the current fiscal year as this segment explores potential market opportunities. Throughout the periods reported in this Form 10-Q, a portion of the consumer financing operations were performed by Washington Gas as a non-utility activity.

      Sale of Non-Utility Assets

      During the six months ended March 31, 2000, a non-utility Company subsidiary sold a preferred stock investment and recorded a pre-tax book gain of $300,000. In addition, the same subsidiary recorded a pre-tax gain of $411,000 from the sales of certain venture funds. In total, the Company recorded a $1,154,000 after-tax gain on these transactions, which includes the tax benefit of capital loss carrybacks.

      OTHER INCOME (EXPENSES)—NET

      The $4.7 million decrease in Other Income (Expenses)-Net was primarily attributable to the premium on the weather insurance policy purchased in October 2000 by Washington Gas that was allocated to the first two quarters of fiscal year 2000 based on a normal level of heating degree days. Nearly the entire premium for fiscal year 2001 ($2.6 million, net of income taxes) has been expensed in the current six-month period. No recoveries have been received under this policy in the six months ended March 31, 2001.

      INTEREST EXPENSE

      Total WGL Holdings interest expense increased by $4.8 million (21.7 percent) from the same period last year, reflecting the following changes in interest expense:

Composition of Interest Expense
(In thousands of dollars)

	WGL Holdings			Washington Gas

	Six Months Ended			Six Months Ended
	March 31,			March 31,

	2001	2000	Variance	2001	2000	Variance

Long-Term Debt	$20,514	$17,495	$3,019	$20,514	$17,495	$3,019

Short-Term Debt	5,985	4,330	1,655	5,985	4,330	1,655

Other (Includes AFUDC)	226	144	82	230	144	86

Total	$26,725	$21,969	$4,756	$26,729	$21,969	$4,760

      Interest on long-term debt increased $3.0 million primarily due to an $84.8 million increase in average balance, which reflects the issuance of $108.0 million of MTNs since April 2000. The average long-term debt balance increased from $498.2 million during the six months ended March 31, 2000 to $583.0 million during the current fiscal year, and the weighted average cost of such debt increased by 0.13 percentage points during the same period.

      Interest on short-term debt increased $1.7 million because of a $46.0 million rise in the average short-term debt balance and a 0.30 percentage point increase in the weighted-average cost of such debt.

      WGL Holdings increased its average level of debt during the first six months of fiscal year 2001 in order to finance construction and higher working capital requirements associated with higher accounts receivable, storage gas inventory and yet-to-be-recovered gas cost balances and increased unregulated non-utility investments. The Company expects its interest expense during fiscal year 2001 to be higher than previous years because of its continuing requirement for increased working capital. This impact may continue as long as natural gas prices remain at relatively high levels.

LIQUIDITY AND CAPITAL RESOURCES

      Short-Term Cash Requirements and Related Financing

      The Company’s business is highly weather sensitive and seasonal. Approximately 75 percent of Washington Gas’ therm deliveries (excluding deliveries for electric generation) occur in the first and second fiscal quarters. This weather sensitivity causes short-term cash requirements to vary significantly during the year. Cash requirements peak in the fall and winter months when accounts receivable, accrued utility revenues and storage gas are at, or near, their highest levels. After the winter heating season, these assets are converted into cash and are generally used to liquidate short-term debt and acquire storage gas for the subsequent heating season.

      At March 31, 2001, the Company had notes payable outstanding, which consist of bank loans and commercial paper, of $206.4 million compared to $161.4 million at September 30, 2000. The increase in notes payable from September 30, 2000 was primarily due to the Company’s increased use of short-term debt to finance increases in accounts receivable, accrued utility revenues, storage gas inventory and unrecovered gas costs due to colder than normal winter weather and the significant rise in natural gas commodity prices.

      Long-Term Cash Requirements and Related Financing

      To fund construction expenditures and other capital requirements, the Company draws upon both internal and external sources of cash. The Company’s ability to generate adequate cash internally depends upon a number of factors, including the timing and amount of rate increases received and the level of therm deliveries. The Company’s last significant base rate increase became effective in December 1994. The number of customer meters and the variability of the weather from normal levels significantly affect the level of therms delivered.

      Cash Flow from Operating Activities

      Net cash used in operating activities totaled $26.2 million during the first six months of fiscal year 2001 compared to $85.3 million of net cash provided by operating activities for the same period last year. The $111.5 million decline in cash from operating activities was primarily the result of:

•	higher funds used to support increased levels of utility accounts receivable and accrued utility revenues, which resulted from increased firm therm deliveries and higher natural gas costs. In addition, a rise in third party and off-system gas sales also contributed to the increased levels of utility accounts receivable in the current year; and

•	a significant under-recovery of purchased gas costs due from utility customers during the six months ended March 31, 2001 compared to an over-recovery in the prior fiscal year period. This was partially offset by an increase in the over-recovery of purchased gas costs from non-utility operations during the same periods.

      Partially offsetting these uses of cash were:

•	a $42.2 million increase in net income, adjusted for non-cash items;

•	an increase in the level of accounts payable related primarily to gas cost increases;

•	a reduction in the volume of gas stored during the six months ended March 31, 2001 compared with the same period last year, partially offset by a significantly higher price per therm of the stored gas this year; and

•	an increase in accrued taxes, primarily due to higher taxable income.

      Cash Flow from Financing Activities

      During the first six months of fiscal year 2001, no cash was generated through common stock issued and no cash was used to reacquire common stock.

      During the six months ended March 31, 2001, the Company issued $67.1 million of long-term debt, including $55.0 million of Medium-Term Notes (MTNs) with a weighted average coupon rate of 6.94 percent and $12.1 million of long-term debt used primarily to fund construction projects.

      The dividends paid by the Company during the six months ended March 31, 2001, increased by $0.5 million due to the six-month impact of the $0.005 quarterly dividend increase per common share paid.

      Cash Flow from Investing Activities

      During the six months ended March 31, 2001, WGL Holdings had consolidated capital expenditures of $47.9 million, on a budget of $133.5 million for fiscal year 2001, compared to capital expenditures of $49.7 million for the first six months of fiscal year 2000.

      Sales of Accounts Receivable

      During the six months ended March 31, 2001, Washington Gas sold, with recourse, $12.8 million of non-utility accounts receivable, compared to $13.6 million in the six months ended March 31, 2000.

Washington Gas Light Company

      As discussed on page 2, this Quarterly Report on Form 10-Q includes separate consolidated financial statements for WGL Holdings (pages 3 through 6), as well as for Washington Gas (pages 7 through 10). This section of the Quarterly Report on Form 10-Q discusses the consolidated financial position and results of operations of Washington Gas throughout the reported periods. As previously noted, all results for Washington Gas prior to the November 1, 2000 corporate restructuring are reported on a consolidated basis, in accordance with generally accepted accounting principles. This consolidation reflects the results of Washington Gas’ operations, as well as those of its subsidiaries prior to the restructuring. All results of operations reported after the restructuring reflect the financial position and results of Washington Gas alone.

      In many cases, the reasons for the changes in the financial position and results of operations for both WGL Holdings and Washington Gas are essentially the same. In those instances, the reader is referred to the WGL Holdings Management’s Discussion and Analysis of Financial Condition and Results of Operations, which begins on page 18. The following management’s discussion of Washington Gas’ financial position and results of operations only describes those instances in which the reasons for changes in the financial results or results of operations vary significantly from those of WGL Holdings.

Results of Operations—Three Months Ended March 31, 2001 vs. March 31, 2000

      EARNINGS

      For the three months ended March 31, 2001, Washington Gas reported net income applicable to common stock of $65.5 million, a $0.6 million improvement over the results reported for the same period last year. Washington Gas results for the current quarter are $1.3 million lower than for WGL Holdings because they do not include net income generated by Washington Gas’ former subsidiaries (including the 50 percent equity investment in Primary Investors), as well as operating expenses incurred by the holding company. In compliance with generally accepted accounting principles, the subsidiary earnings for the current quarter were recognized on the consolidated financial statements of WGL Holdings, the new parent company of Washington Gas’ former subsidiaries.

      The primary reason for the improvement in Washington Gas’ results was an 8.7 percent increase in firm therm deliveries over the same quarter last year, which reflected a 14.3 percent increase in the number of heating degree days and a 3.6 percent increase in its customer base. These increases resulted in a $29.5 million improvement in utility net revenues. Included in the net revenue increase are $7.5 million of revenues the Utility is collecting from recently enacted rights-of-way fees and state income taxes.

      Corresponding to the current quarter’s net revenue growth was a partially offsetting $5.5 million increase in operation and maintenance expenses primarily attributable to a $5.3 million increase in the Utility’s uncollectible accounts expense. The general taxes incurred by the Utility during the quarter ended March 31, 2001 increased largely due to the inclusion of $3.8 million in the current quarter for a newly enacted right-of-way fee imposed by the District of Columbia. This fee is recovered currently from customers and has no impact on net income.

      Non-utility operating income was $4.4 million in the second quarter of fiscal year 2000 and $0.4 million in the current quarter. The Washington Gas consolidated financial statements were prepared in accordance with generally accepted accounting principles, and therefore, non-utility results reported on these statements for the quarters ended March 31, 2001 and 2000 are not comparable because of the absence of the results for the energy marketing and HVAC segments in the current quarter. These entities became subsidiaries and investments of WGL Holdings pursuant to the November 1, 2000 corporate restructuring. Comparable results for the non-utility operations are reflected in WGL Holdings’ consolidated financial statements and notes thereto which begin on page 3, and the WGL Holdings Management’s Discussion and Analysis of Financial Condition and Results of Operations which begins on page 18.

      In addition, interest expense rose from $11.3 million during the three months ended March 31, 2001, to $13.5 million during the current fiscal quarter, because of an increase in the cost and level of debt used to fund: (1) capital additions; (2) the higher average cost of storage gas balances and unrecovered gas costs;

(3) higher levels of accounts receivable; and (4) increased investment in the Company’s HVAC segment. The $3.0 million decrease in Other Income (Expenses)-Net was primarily attributable to the premium that was allocated to the current quarter on the weather insurance policy purchased in October 2000 by Washington Gas.

      UTILITY NET REVENUES

      The operating revenues and cost of gas for the three months ended March 31, 2001 (reported on the Washington Gas Consolidated Statements of Income on page 8), both include offsetting amounts of $4.0 million for system balancing transactions with WGEServices, a subsidiary of Washington Gas before the November 1, 2000 restructuring. These intercompany charges were eliminated on WGL Holdings’ Consolidated Statements of Income (page 4). The reasons for the remaining variances in Washington Gas’ utility net revenues are essentially identical to the Utility Segment Net Revenues results discussed in WGL Holdings’ Management’s Discussion and Analysis beginning on page 19.

      OTHER UTILITY OPERATING EXPENSES

      The other utility operating expenses reported by Washington Gas for the quarter ended March 31, 2001, include $0.8 million of expenses for transactions with Hampshire Gas Company (Hampshire), a subsidiary of Washington Gas before the restructuring. These intercompany charges were eliminated on WGL Holdings’ Consolidated Statements of Income (page 4). The utility operating expenses reported by Washington Gas exclude $0.6 million of other utility operating expenses incurred by Hampshire in the second quarter of fiscal year 2001. The reasons for the remaining variances in Washington Gas’ other utility operating expenses are essentially identical to Other Utility Segment Operating Expenses, discussed in WGL Holdings’ Management’s Discussion and Analysis which begins on page 21.

      NON-UTILITY OPERATING RESULTS

      The non-utility results of operations reported by Washington Gas for the current quarter exclude the results of its former energy marketing and HVAC segments. For a discussion of the results of these segments for the three months ended March 31, 2001 and 2000, see Non-Utility Operating Results, beginning on page 22 of WGL Holdings’ Management’s Discussion and Analysis.

      A portion of the Company’s consumer financing activities continued to be performed by Washington Gas during the three months ended March 31, 2001, prior to the movement of this activity to a subsidiary of WGL Holdings. See Consumer Financing Segment on page 23 of the WGL Holdings’ Management’s Discussion and Analysis for a complete discussion about the results of operations for the consumer financing segment.

      OTHER INCOME (EXPENSES)—NET AND INTEREST EXPENSE

      The primary reasons for the changes in Washington Gas’ Other Income (Expenses)-Net and Interest Expense are essentially as those described in WGL Holdings’ Management’s Discussion and Analysis on page 24.

Results of Operations—Six Months Ended March 31, 2001 vs. March 31, 2000

      EARNINGS

      For the six months ended March 31, 2001, Washington Gas reported net income applicable to common stock of $116.4 million, a $12.1 million improvement over the results reported for the same period last year. Washington Gas results for the current quarter are $0.8 million lower than for WGL Holdings because they do not include net income generated by

Washington Gas’ former subsidiaries (including the 50 percent equity investment in Primary Investors) after the November 1, 2000 corporate restructuring, as well as operating expenses incurred by the holding company during the current six-month period. In compliance with generally accepted accounting principles, the subsidiary earnings reported after November 1, 2000 were recognized on the consolidated financial statements of WGL Holdings, the new parent company of Washington Gas’ former subsidiaries.

      The primary reason for the improvement in Washington Gas’ results was an 18.5 percent increase in firm therm deliveries over the same six-month period last year, which reflected a 22.2 percent increase in the number of heating degree days and a 3.6 percent increase in its customer base. These increases resulted in a $65.1 million improvement in utility net revenues.

      Corresponding to the net revenue growth in the current six-month period was a partially offsetting $10.0 million increase in operation and maintenance expenses primarily attributable to a $6.0 million increase in the Utility’s uncollectible accounts expense. The general taxes incurred by Washington Gas during the six months ended March 31, 2001 increased largely due to:

•	a $2.2 million one-time adjustment to a Virginia business license tax made as a result of a tax law restructuring that replaced some taxes with an income tax on utility operations; and

•	the inclusion of $5.6 million in the current quarter for a newly enacted right-of-way fee imposed by the District of Columbia. This fee is recovered currently from customers and has no impact on net income.

      Non-utility operating income was $6.4 million in the six months ended March 31, 2000 and $0.6 million in the same period this year. The Washington Gas non-utility results for the six months ended March 31, 2001 and 2000 are not comparable because of the absence of results for the energy marketing and HVAC segments subsequent to the November 1, 2000 corporate restructuring. At that time, these entities became subsidiaries and investments of WGL Holdings. Comparable results for the non-utility operations are reflected in WGL Holdings’ consolidated financial statements and notes thereto which begin on page 3, and the WGL Holdings Management’s Discussion and Analysis of Financial Condition and Results of Operations which begins on page 18.

      In addition, interest expense rose from $22.0 million during the six months ended March 31, 2000, to $26.7 million during the current six-month period, because of an increase in the cost and level of debt used to fund: (1) capital additions; (2), the higher average cost of storage gas balances and unrecovered gas costs; (3) higher levels of accounts receivable; and (4) increased investment in the Company’s HVAC segment. The $4.2 million decrease in Other Income (Expenses)-Net was primarily attributable to the premium that was allocated to the first two quarters of fiscal year 2001 on the weather insurance policy purchased in October 2000 by Washington Gas.

      UTILITY NET REVENUES

      The operating revenues and cost of gas for the six months ended March 31, 2001 (reported on the Washington Gas Consolidated Statements of Income on page 9), both include offsetting amounts of $6.1 million for system balancing transactions with WGEServices, a subsidiary of Washington Gas before the November 1, 2000 restructuring. These intercompany charges were eliminated on WGL Holdings’ Consolidated Statements of Income (page 5). The reasons for the remaining variances in Washington Gas’ utility net revenues are essentially identical to the Utility Segment Net Revenues results discussed in WGL Holdings’ Management’s Discussion and Analysis beginning on page 25.

      OTHER UTILITY OPERATING EXPENSES

      The other utility operating expenses reported by Washington Gas for the six months ended March 31, 2001, include $1.2 million of expenses for transactions with Hampshire. These intercompany charges were eliminated on WGL Holdings’ Consolidated Statements of Income (page 5). The utility operating expenses reported by Washington Gas exclude $1.0 million of other utility operating expenses incurred by Hampshire subsequent to November 1, 2000. The reasons for the remaining variances in Washington Gas’ other utility operating expenses are essentially identical to Other Utility Operating Expenses, discussed in WGL Holdings’ Management’s Discussion and Analysis which begins on page 27.

      NON-UTILITY OPERATING RESULTS

      The non-utility results of operations reported by Washington Gas exclude the results of its former energy marketing and HVAC segments after November 1, 2000. For a complete discussion of the results of these segments for the six months ended March 31, 2001 and 2000, see Non-Utility Operating Results beginning on page 27 of WGL Holdings’ Management’s Discussion and Analysis.

      OTHER INCOME (EXPENSES)—NET AND INTEREST EXPENSE

      The primary reasons for the changes in Washington Gas’ Other Expenses-Net and Interest Expense are essentially as those described in WGL Holdings’ Management’s Discussion and Analysis on page 29.

LIQUIDITY AND CAPITAL RESOURCES

      This section does not differ materially from the disclosure provided in the WGL Holdings Management’s Discussion and Analysis. However, Washington Gas’ investing activities for the current six-month period include an $11.8 million cash transfer related to the formation of the holding company and the related dividend of the former subsidiaries. Please refer to the Washington Gas Statements of Cash Flows on page 10.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
OF THE COMPANY

INTEREST RATE RISK EXPOSURE RELATED TO OTHER FINANCIAL INSTRUMENTS

      WGL Holdings and its subsidiary, Washington Gas, have interest rate risk exposure related to long-term debt. For information regarding the exposure related to these risks, see Item 7A in Washington Gas’ most recently filed Form 10-K. Neither WGL Holdings nor Washington Gas’ risk associated with interest rates have materially changed from September 30, 2000.

RISKS RELATED TO RETAIL ENERGY MARKETING OPERATIONS

      WGL Holdings' subsidiary, WGEServices, markets both natural gas and electricity. In the course of its business, WGEServices makes fixed-price sales commitments to customers. WGEServices purchases the corresponding physical supplies at fixed prices to lock in margins. WGEServices has exposure to changes in gas prices related to the volumetric differences between the purchase commitments and sales commitments. WGEServices has managed the risk associated with gas price fluctuations by closely matching purchases from suppliers with sales commitments to customers.

      Historically, the responsibility for managing daily demand fluctuations from WGEServices customers resulting from variability in weather was assumed by WGL Holdings' regulated utility subsidiary through the use of its storage and peaking capacity. The regulated utility charged WGEServices a fee for this service.

      Effective April 1, 2001, WGEServices assumed a major portion of the responsibility to deliver the appropriate level of gas to its customers on a daily basis. WGEServices will continue to be able to avail itself of certain peak shaving capacity that the regulated utility provides for a fee and also is acquiring a pro-rata portion of the utility's storage gas capacity to manage its load. Therefore, variations in demand caused by fluctuations in weather applicable to approximately 50 percent of WGEServices annual sales volumes could result in WGEServices having contracted for more or less gas than its customers require on any given day. As a result, WGEServices is modifying its risk management and procurement policies to reflect the need to obtain storage capacity and other contractual arrangements to meet the weather-related variability in its demand and to ensure the financial exposure caused by this variability in demand is adequately controlled.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Stockholders was held on March 2, 2001.

(b)	Matters voted upon at the meeting:

The following individuals were elected to the Board of Directors at the Annual Meeting on March 2, 2001:

	Votes in Favor	Votes Withheld

Michael D. Barnes	38,059,939	723,334

Daniel J. Callahan, III	38,248,942	534,331

George P. Clancy, Jr.	38,259,253	524,020

James H. DeGraffenreidt, Jr.	38,268,989	514,284

Melvyn J. Estrin	38,243,084	540,189

Debra L. Lee	38,192,256	591,017

Philip A. Odeen	38,271,025	512,248

Karen Hastie Williams	37,947,101	836,172

      The following matters were introduced and voted upon at the Annual Meeting:

•	The Board of Directors recommended that the Stockholders ratify the appointment of Arthur Andersen LLP, independent public accountants, to audit the books and accounts of the Company for fiscal year 2001. This proposal was approved by a vote of 38,351,152 votes in favor of the proposal, and 213,865 against. There were 218,256 abstentions.

•	A stockholder proposed that the Board of Directors take steps to provide for cumulative voting in the election of Directors. This proposal was defeated by a vote of 9,101,587 in favor of the proposal and 19,751,867 against. There were 1,342,268 abstentions and 8,587,551 broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10 Material Contracts

10.0	Employment Agreement between the Company and James H. DeGraffenreidt, Jr., as defined in Item 402 (a) of Regulation S-K.

10.1	Employment Agreement between the Company and Frederic M. Kline, as defined in Item 402 (a) of Regulation S-K.

10.2	Employment Agreement between the Company and James B. White, as defined in Item 402 (a) of Regulation S-K.

10.3	Employment Agreement between the Company and John K. Keane, Jr., as defined in Item 402 (a) of Regulation S-K.

10.4	Employment Agreement between the Company and Elizabeth M. Arnold, as defined in Item 402 (a) of Regulation S-K.

99 Additional Exhibits

99.0	Computation of Ratio of Earnings to Fixed Charges—WGL Holdings

99.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—WGL Holdings

99.2	Computation of Ratio of Earnings to Fixed Charges—Washington Gas

99.3	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—Washington Gas

(b) Reports on Form 8-K:

•	As co-registrants, WGL Holdings and Washington Gas filed a Current Report on Form 8-K dated February 22, 2001 to announce that the Public Service Commission of the District of Columbia issued an Order denying a request filed by the People’s Counsel of the District of Columbia to consider a winter emergency recovery mechanism for Washington Gas Light Company’s residential customers.

•	As co-registrants, WGL Holdings and Washington Gas filed a Current Report on Form 8-K dated March 14, 2001 to announce that the Washington Gas Light Company had filed a notice of withdrawal with the Public Service Commission of Maryland withdrawing its May 17, 1999 application for authority to implement an incentive rate plan.

•	As co-registrants, WGL Holdings and Washington Gas filed a Current Report on Form 8-K dated March 23, 2001 to report that the Public Service Commission of the District of Columbia issued an Order granting the Office of People’s Counsel’s request to initiate an investigation into the reasonableness of Washington Gas Light Company’s base rates.

•	On May 4, 2001, Washington Gas Light Company filed a Current Report on Form 8-K to report the execution of a Distribution Agreement for the issuance and sale of up to $250,000,000 of Medium-Term Notes, Series F, under an indenture dated as of September 1, 1991.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WGL HOLDINGS, INC.

and

WASHINGTON GAS LIGHT COMPANY

(Co-Registrants)

Date: May 15, 2001	/s/ Robert E. Tuoriniemi

Robert E. Tuoriniemi Controller

(Principal Accounting Officer)