Form 10-Q
period 2001-06-30
WGL HOLDINGS INC; WASHINGTON GAS LIGHT CO
filed 2001-08-14
CIK 1103601, 104819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2001

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

WGL Holdings, Inc.:	Yes X	No

Washington Gas Light Company:	Yes X	No

and (2) has been subject to such filing requirements for the past 90 days:

WGL Holdings, Inc.:	Yes X	No

Washington Gas Light Company:	Yes X	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

		Shares Outstanding at
Registrant	Description of Common Stock	July 31, 2001

WGL Holdings, Inc.	Common Stock (Without Par Value)	48,542,897

Washington Gas Light Company	Common Stock ($1.00 Par Value) (All held by WGL Holdings, Inc.)	46,479,536

Form 10-Q
For the Third Fiscal Quarter Ended June 30, 2001

TABLE OF CONTENTS

PART I. Financial Information

Item 1 Financial Statements:

WGL Holdings, Inc.:

Consolidated Balance Sheets	3

Consolidated Statements of Income	4

Consolidated Statements of Cash Flows	6

Washington Gas Light Company:

Consolidated Balance Sheets	7

Consolidated Statements of Income	8

Consolidated Statements of Cash Flows	10

Notes to Consolidated Financial Statements	11

(WGL Holdings, Inc. and Washington Gas Light Company —Combined)

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

WGL Holdings, Inc.	19

Washington Gas Light Company	31

Item 3 Quantitative and Qualitative Disclosures About Market Risks of the Company	35

PART II. Other Information

Item 6 Exhibits and Reports on Form 8-K	35

Signatures	37

FILING FORMAT

     This Quarterly Report on Form 10-Q is a combined report being filed by two separate registrants: WGL Holdings, Inc. (WGL Holdings or the Company) and Washington Gas Light Company (Washington Gas or the Utility).

     Effective November 1, 2000, Washington Gas and its subsidiaries became subsidiaries of WGL Holdings, a newly formed holding company that was established under the Public Utility Holding Company Act of 1935. At that time, all of the shares of common stock of Washington Gas, a regulated natural gas utility, were converted into an equal number of shares of common stock of WGL Holdings. WGL Holdings also owns all of the shares of common stock of Washington Gas’ former wholly-owned subsidiaries (Hampshire Gas Company, Washington Gas Resources Corp. and Crab Run Gas Company), and its former 50 percent equity investment in Primary Investors, LLC.

     Part I —Financial Information of this Quarterly Report on Form 10-Q includes separate consolidated financial statements (i.e., balance sheets, statements of income and statements of cash flows) for WGL Holdings and Washington Gas. The WGL Holdings financial statements (pages 3 through 6) present the consolidated financial position and results of operations of WGL Holdings for the respective periods indicated after the November 1, 2000 restructuring, as well as the consolidated financial position of Washington Gas prior to the restructuring (i.e., the highest level of consolidation). The consolidated results of operations and financial position of Washington Gas immediately before the restructuring are essentially identical to the financial position and results of operations of WGL Holdings immediately after the restructuring (i.e., legal entity results).

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

     The financial information as of June 30, 2001 and for the three and nine months then ended differs from the amounts reflected in a Company press release dated August 1, 2001. See Note 1 to the consolidated financial statements for further discussion.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

WGL Holdings, Inc.
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
(Thousands)	2001	2000

	(Unaudited)
ASSETS

Property, Plant and Equipment

At original cost	$2,299,347	$2,225,312

Accumulated depreciation and amortization	(809,073)	(765,032)

Net Property, Plant and Equipment	1,490,274	1,460,280

Current Assets

Cash and cash equivalents	14,560	24,336

Accounts receivable	227,402	106,446

Gas costs due from customers	6,578	2,313

Allowance for doubtful accounts	(17,360)	(7,186)

Accrued utility revenues	16,206	21,497

Materials and supplies—principally at average cost	11,580	16,341

Storage gas—at cost (first-in, first-out)	91,354	138,684

Deferred income taxes	22,572	16,232

Other prepayment—principally taxes	9,303	7,467

Deferred gas costs—unregulated operations	3,511	13,741

Other	—	5,991

Total Current Assets	385,706	345,862

Deferred Charges and Other Assets

Regulatory assets	82,028	78,364

Unrecovered gas costs	54,307	—

Equity in 50%-owned residential HVAC investment	16,061	16,247

Prepaid pensions and benefits	33,559	17,327

Other	36,712	21,760

Total Deferred Charges and Other Assets	222,667	133,698

Total Assets	$2,098,647	$1,939,840

CAPITALIZATION AND LIABILITIES

Capitalization

Common shareholders’ equity	$826,535	$711,496

Washington Gas preferred stock	28,173	28,173

Long-term debt	614,359	559,575

Total Capitalization	1,469,067	1,299,244

Current Liabilities

Current maturities of long-term debt	30,492	1,668

Notes payable	58,493	161,423

Accounts payable	117,682	138,218

Wages payable	14,694	13,875

Interest accrued	13,677	3,052

Dividends declared	15,621	14,738

Customer deposits and advance payments	7,932	10,746

Gas costs due to customers	3,399	5,640

Accrued taxes	41,761	8,252

Other	8,242	2,389

Total Current Liabilities	311,993	360,001

Deferred Credits

Unamortized investment tax credits	17,865	18,539

Deferred income taxes	215,866	169,442

Accrued pensions and benefits	35,027	37,936

Other	48,829	54,678

Total Deferred Credits	317,587	280,595

Total Capitalization and Liabilities	$2,098,647	$1,939,840

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

WGL Holdings, Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	June 30,

(Thousands, Except Per Share Data)	2001	2000

UTILITY OPERATIONS

Operating Revenues	$182,377	$171,553

Less: Cost of goods sold	101,071	92,307

Revenue taxes	4,468	4,386

Utility Net Revenues	76,838	74,860

Other Operating Expenses

Operation	38,732	37,390

Maintenance	9,365	8,355

Depreciation and amortization	17,419	16,512

General taxes	10,462	8,838

Income Taxes	(4,039)	(1,890)

Other Operating Expenses	71,939	69,205

Utility Operating Income	4,899	5,655

NON-UTILITY OPERATIONS

Operating Revenues

Energy marketing	82,709	29,101

Heating, ventilating and air conditioning	16,182	9,938

Consumer financing	345	584

Other non-utility	87	182

Non-Utility Operating Revenues	99,323	39,805

Equity Loss in 50%-Owned Residential HVAC Investment	(25)	(102)

Other Operating Expenses (Income)

Operating expenses	98,009	40,301

Income taxes	415	(172)

Non-Utility Operating Expenses	98,424	40,129

Non-Utility Operating Income (Loss)	874	(426)

TOTAL OPERATING INCOME	5,773	5,229

Other (Expenses) Income—Net	(429)	(118)

INCOME BEFORE INTEREST EXPENSE	5,344	5,111

INTEREST EXPENSE

Interest on long-term debt	10,356	9,010

Other	1,479	1,396

Total Interest Expense	11,835	10,406

WASHINGTON GAS PREFERRED STOCK DIVIDENDS	330	330

NET LOSS	$(6,821)	$(5,625)

AVERAGE COMMON SHARES OUTSTANDING	47,012	46,479

LOSS PER AVERAGE COMMON SHARE—BASIC (Note 3)	$(0.15)	$(0.12)

LOSS PER AVERAGE COMMON SHARE —DILUTED (Note 3)	$(0.15)	$(0.12)

DIVIDENDS DECLARED PER COMMON SHARE	$0.315	$0.310

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

WGL Holdings, Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Nine Months Ended
	June 30,

(Thousands, Except Per Share Data)	2001	2000

UTILITY OPERATIONS

Operating Revenues	$1,327,889	$874,383

Less: Cost of goods sold	845,612	457,423

Revenue taxes	37,617	31,608

Utility Net Revenues	444,660	385,352

Other Operating Expenses

Operation	119,644	112,464

Maintenance	26,957	22,508

Depreciation and amortization	51,313	48,803

General taxes	29,534	19,203

Income Taxes	69,589	56,180

Other Operating Expenses	297,037	259,158

Utility Operating Income	147,623	126,194

NON-UTILITY OPERATIONS

Operating Revenues

Energy marketing	315,435	136,110

Heating, ventilating and air conditioning	58,419	32,352

Consumer financing	1,972	2,271

Other non-utility	469	826

Non-Utility Operating Revenues	376,295	171,559

Equity Loss in 50%-Owned Residential HVAC Investment	(943)	(629)

Other Operating Expenses (Income)

Operating expenses	371,742	163,265

Gains on sales of non-utility assets	—	(711)

Income taxes	1,030	2,440

Non-Utility Operating Expenses	372,772	164,994

Non-Utility Operating Income	2,580	5,936

TOTAL OPERATING INCOME	150,203	132,130

Other Income (Expenses)—Net	(5,190)	(28)

INCOME BEFORE INTEREST EXPENSE	145,013	132,102

INTEREST EXPENSE

Interest on long-term debt	30,870	26,505

Other	7,690	5,870

Total Interest Expense	38,560	32,375

WASHINGTON GAS PREFERRED STOCK DIVIDENDS	990	993

NET INCOME	$105,463	$98,734

AVERAGE COMMON SHARES OUTSTANDING	46,693	46,474

EARNINGS PER AVERAGE COMMON SHARE—BASIC (Note 3)	$2.26	$2.12

EARNINGS PER AVERAGE COMMON SHARE —DILUTED (Note 3)	$2.26	$2.12

DIVIDENDS DECLARED PER COMMON SHARE	$0.94	$0.925

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

WGL Holdings, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	June 30,

(Thousands)	2001	2000

OPERATING ACTIVITIES

Net income	$105,463	$98,734

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Depreciation and amortization (a)	55,039	52,358

Deferred income taxes—net	33,880	18,476

Amortization of investment tax credits	(674)	(675)

Accrued/deferred pension cost	(12,168)	(9,818)

Allowance for funds used during construction	(376)	(599)

Equity loss in 50%-owned residential HVAC investment	943	629

Other non-cash credits—net, including gains and losses on investing activities	(320)	(1,396)

	181,787	157,709

CHANGES IN ASSETS AND LIABILITIES

Accounts receivable and accrued utility revenues	(105,491)	(56,515)

Gas costs due from/to customers—net	(6,506)	(3,489)

Storage gas	47,330	4,665

Other prepayments—principally taxes	(1,836)	4,056

Accounts payable	(13,593)	8,027

Wages payable	819	3,402

Customer deposits and advance payments	(2,814)	(8,124)

Accrued taxes	33,509	21,620

Accrued interest	10,625	8,691

Deferred purchased gas cost—net (utility)	(58,402)	(6,089)

Deferred purchased gas costs (non-utility)	10,230	1,558

Other—net	2,313	(1,187)

Net Cash Provided by Operating Activities	97,971	134,324

FINANCING ACTIVITIES

Common Stock issued	52,664	—

Long-term debt issued	85,442	54,930

Long-term debt retired	(1,544)	(935)

Debt issuance costs	(557)	(439)

Notes payable—net	(102,930)	(54,291)

Dividends on common stock	(43,462)	(42,744)

Other financing activities	1,039	464

Net Cash Used in Financing Activities	(9,348)	(43,015)

INVESTING ACTIVITIES

Capital expenditures	(81,182)	(77,265)

50%-owned residential HVAC investment	(750)	(10,000)

Other investing activities	(16,467)	(1,318)

Net Cash Used in Investing Activities	(98,399)	(88,583)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS (b)	(9,776)	2,726

Cash and Cash Equivalents at Beginning of Year (b)	24,336	26,935

Cash and Cash Equivalents at End of Year (b)	$14,560	$29,661

(a) Includes amounts charged to other accounts

(b) Cash equivalents are highly liquid investments with maturity of three months or less when purchased

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Income taxes paid	$17,510	$21,629

Interest paid	$28,048	$23,679

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Washington Gas Light Company
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
(Thousands)	2001	2000

	(Unaudited)
ASSETS

Property, Plant and Equipment

At original cost	$2,276,617	$2,225,312

Accumulated depreciation and amortization	(795,528)	(765,032)

Net Property, Plant and Equipment	1,481,089	1,460,280

Current Assets

Cash and cash equivalents	10,297	24,336

Accounts receivable (See Note 7)	155,679	106,446

Gas costs due from customers	6,578	2,313

Allowance for doubtful accounts	(15,677)	(7,186)

Accrued utility revenues	16,206	21,497

Materials and supplies—principally at average cost	11,346	16,341

Storage gas—at cost (first-in, first-out)	76,470	138,684

Deferred income taxes	16,760	16,232

Other prepayments—principally taxes	7,619	7,467

Deferred gas costs—unregulated operations	—	13,741

Other	—	5,991

Total Current Assets	285,278	345,862

Deferred Charges and Other Assets

Regulatory assets	82,028	78,364

Unrecovered gas costs	54,307	—

Equity in 50%-owned residential HVAC investment	—	16,247

Prepaid pensions and benefits	33,389	17,327

Other	35,839	21,760

Total Deferred Charges and Other Assets	205,563	133,698

Total Assets	$1,971,930	$1,939,840

CAPITALIZATION AND LIABILITIES

Capitalization

Common shareholder’s equity	$758,349	$711,496

Preferred stock	28,173	28,173

Long-term debt	614,090	559,575

Total Capitalization	1,400,612	1,299,244

Current Liabilities

Current maturities of long-term debt	30,203	1,668

Notes payable	33,296	161,423

Accounts payable (See Note 7)	101,029	138,218

Wages payable	14,198	13,875

Dividends declared	15,621	14,738

Customer deposits and advance payments	7,932	10,746

Gas costs due to customers	3,399	5,640

Accrued taxes	33,294	8,252

Other	13,869	5,441

Total Current Liabilities	252,841	360,001

Deferred Credits

Unamortized investment tax credits	17,830	18,539

Deferred income taxes	217,254	169,442

Accrued pensions and benefits	34,884	37,936

Other	48,509	54,678

Total Deferred Credits	318,477	280,595

Total Capitalization and Liabilities	$1,971,930	$1,939,840

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Washington Gas Light Company
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	June 30,

(Thousands)	2001	2000

UTILITY OPERATIONS

Operating Revenues (See Note 7)	$186,815	$171,553

Less: Cost of goods sold (See Note 7)	105,509	92,307

Revenue taxes	4,468	4,386

Utility Net Revenues	76,838	74,860

Other Operating Expenses

Operation (See Note 7)	39,190	37,390

Maintenance	9,289	8,355

Depreciation and amortization	17,255	16,512

General taxes	10,352	8,838

Income Taxes	(4,249)	(1,904)

Other Operating Expenses	71,837	69,191

Utility Operating Income	5,001	5,669

NON-UTILITY OPERATIONS

Operating Revenues

Energy marketing	—	29,101

Heating, ventilating and air conditioning	—	9,959

Consumer financing	225	584

Other non-utility	87	179

Non-Utility Operating Revenues	312	39,823

Equity Loss in 50%-Owned Residential HVAC Investment	—	(102)

Other Operating Expenses (Income)

Operating expenses	675	40,301

Income taxes	(231)	(151)

Non-Utility Operating Expenses	444	40,150

Non-Utility Operating (Loss)	(132)	(429)

TOTAL OPERATING INCOME	4,869	5,240

Other Income (Expenses)—Net	(404)	(129)

INCOME BEFORE INTEREST EXPENSE	4,465	5,111

INTEREST EXPENSE

Interest on long-term debt	10,317	9,010

Other	1,558	1,396

Total Interest Expense	11,875	10,406

NET LOSS	(7,410)	(5,295)

DIVIDENDS ON PREFERRED STOCK	330	330

NET LOSS APPLICABLE TO COMMON STOCK	$(7,740)	$(5,625)

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Washington Gas Light Company
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Nine Months Ended
	June 30,

(Thousands)	2001	2000

UTILITY OPERATIONS

Operating Revenues (See Note 7)	$1,338,468	$874,383

Less: Cost of goods sold (See Note 7)	856,191	457,423

Revenue taxes	37,617	31,608

Utility Net Revenues	444,660	385,352

Other Operating Expenses

Operation (See Note 7)	120,921	112,464

Maintenance	26,804	22,508

Depreciation and amortization	50,878	48,803

General taxes	29,250	19,203

Income Taxes	69,270	56,180

Other Operating Expenses	297,123	259,158

Utility Operating Income	147,537	126,194

NON-UTILITY OPERATIONS

Operating Revenues

Energy marketing	17,755	136,110

Heating, ventilating and air conditioning	5,066	32,385

Consumer financing	1,852	2,271

Other non-utility	469	923

Non-Utility Operating Revenues	25,142	171,689

Equity Loss in 50%-Owned Residential HVAC Investment	(167)	(629)

Other Operating Expenses (Income)

Operating expenses	24,755	163,265

Gains on sales of non-utility assets	—	(711)

Income taxes	(252)	2,485

Non-Utility Operating Expenses	24,503	165,039

Non-Utility Operating Income	472	6,021

TOTAL OPERATING INCOME	148,009	132,215

Other (Expenses) Income—Net	(4,553)	(113)

INCOME BEFORE INTEREST EXPENSE	143,456	132,102

INTEREST EXPENSE

Interest on long-term debt	30,831	26,505

Other	7,773	5,870

Total Interest Expense	38,604	32,375

NET INCOME	104,852	99,727

DIVIDENDS ON PREFERRED STOCK	990	993

NET INCOME APPLICABLE TO COMMON STOCK	$103,862	$98,734

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Washington Gas Light Company
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	June 30,

(Thousands)	2001	2000

OPERATING ACTIVITIES

Net income	$104,852	$98,734

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Depreciation and amortization (a)	54,244	52,358

Deferred income taxes—net	40,529	18,476

Amortization of investment tax credits	(670)	(675)

Accrued/deferred pension cost	(12,095)	(9,818)

Allowance for funds used during construction	(376)	(599)

Equity loss in 50%-owned residential HVAC investment	167	629

Other non-cash credits—net, including gains and losses on investing activities	(320)	(1,396)

	186,331	157,709

CHANGES IN ASSETS AND LIABILITIES

Accounts receivable and accrued utility revenues	(63,431)	(56,515)

Gas costs due from/to customers—net	(6,506)	(3,489)

Storage gas	62,214	4,665

Other prepayments—principally taxes	(269)	4,056

Accounts payable	(25,709)	8,027

Wages payable	438	3,402

Customer deposits and advance payments	(2,814)	(8,124)

Accrued taxes	27,764	21,620

Accrued Interest	10,625	8,691

Pipeline refunds due to customers	(356)	(1,679)

Deferred purchased gas costs—net (utility)	(58,402)	(6,089)

Deferred purchased gas costs (non-utility)	(2,405)	1,558

Other—net	3,649	492

Net Cash Provided by Operating Activities	131,129	134,324

FINANCING ACTIVITIES

Contributed Paid in Capital	52,664	—

Long-term debt issued	85,157	54,930

Long-term debt retired	(1,387)	(935)

Debt issuance costs	(486)	(439)

Notes payable—net	(128,127)	(54,291)

Dividends on common and preferred stock	(44,439)	(42,744)

Other financing activities	392	464

Net Cash Used in Financing Activities	(36,226)	(43,015)

INVESTING ACTIVITIES

Capital expenditures	(80,678)	(77,265)

Formation of holding company structure-net	(11,797)	—

Equity in 50%-owned residential HVAC investment	—	(10,000)

Other investing activities	(16,467)	(1,318)

Net Cash Used in Investing Activities	(108,942)	(88,583)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS (b)	(14,039)	2,726

Cash and Cash Equivalents at Beginning of Year (b)	24,336	26,935

Cash and Cash Equivalents at End of Year (b)	$10,297	$29,661

(a) Includes amounts charged to other accounts

(b) Cash equivalents are highly liquid investments with maturity of three months or less when purchased

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Income taxes paid	$14,169	$21,629

Interest paid	$27,625	$23,679

WGL Holdings, Inc. and
Washington Gas Light Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—GENERAL

      After the public release on August 1, 2001 of the Company's financial results for the third quarter of fiscal year 2001, but before the filing of this Form 10-Q, the Company discovered an accounting error that affected previously reported net income. A description of the accounting error that was made and the effects on financial statements as of and for the periods ended March 31, 2001 and June 30, 2001, were described and included in a press release dated and filed with the Commission on Form 8-K on August 13, 2001. This error required a restatement of the WGL Holdings, Inc. and Washington Gas Light Company balance sheet, statement of cash flows and statement of income as of and for the quarter and six months ended March 31, 2001. The effects of the restatement on the March 31, 2001 financial statements will be reflected in a Form 10-Q/A. The financial statements included in this Form 10-Q reflect amounts that have been corrected from the amounts shown in the attachment to the August 1, 2001 press release, and are consistent with those that were filed in the Form 8-K dated August 13, 2001.

     Effective November 1, 2000, Washington Gas Light Company (Washington Gas or the Utility) and its subsidiaries became subsidiaries of WGL Holdings, Inc. (WGL Holdings or the Company), a newly formed holding company that was established under the Public Utility Holding Company Act of 1935. At that time, all of the shares of common stock of Washington Gas, a regulated natural gas utility, were converted into an equal number of shares of common stock of WGL Holdings. WGL Holdings also owns all of the shares of common stock of Washington Gas’ former wholly-owned subsidiaries (Hampshire Gas Company, Washington Gas Resources Corp., and Crab Run Gas Company), and its former 50 percent equity investment in Primary Investors, LLC. See the fiscal year 2000 Washington Gas Annual Report on Form 10-K for additional details about this restructuring.

     This Quarterly Report on Form 10-Q is a combined report of WGL Holdings and Washington Gas. Consolidated Financial Statements included in this Quarterly Report on Form 10-Q are presented as follows:

WGL Holdings—For all periods reported in this Quarterly Report on Form 10-Q prior to November 1, 2000, the consolidated financial position and results of operations reflect Washington Gas and its subsidiaries. The consolidated financial position and results of operations of Washington Gas immediately before the November 1, 2000, restructuring are essentially identical to the consolidated financial position and results of operations of WGL Holdings immediately after the November 1, 2000, restructuring.

Washington Gas—For all periods reported in this Quarterly Report on Form 10-Q, the Washington Gas consolidated financial statements present the financial position and results of operations reported for Washington Gas. The Washington Gas consolidated statements also include the results of operations and cash flows of its former wholly-owned subsidiaries and 50 percent equity investment in Primary Investors prior to the November 1, 2000 corporate restructuring.

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

NOTE 3—COMMON STOCK, PREFERRED STOCK AND EARNINGS PER SHARE

     Issuance of Common Stock

     On June 20, 2001, WGL Holdings executed a Purchase Agreement to publicly issue 1,790,000 shares of its common stock, at a price to the public of $26.73 per share, and before underwriting discounts and commissions of $0.895 per share. In addition, the Purchase Agreement authorized the underwriters to purchase up to an additional 268,500 shares of Option Securities. On June 26, 2001 the underwriters purchased 248,500 shares of the Option Securities. The resulting shares were sold to the underwriters at the same price as those sold to the public on June 20, 2001 and were issued on June 26, 2001.

     The proceeds from the sale of the 2,038,500 shares issued resulted in approximately $52.7 million. Net proceeds of this offering were invested in the regulated utility and are being used for general corporate purposes, including capital expenditures and working capital requirements.

     Earnings Per Share

     Basic earnings per share (EPS) is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the reported period. Diluted EPS assumes the conversion of convertible preferred stock and the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period. The following tables show the computation of basic and diluted EPS of WGL Holdings for the three months and nine months ended June 30, 2001 and 2000.

	Basic and Diluted Earnings Per Average Common Share

	Net		Per Share
(In thousands, except per share data)	Income	Shares	Amount

For the Three Months Ended June 30, 2001
Basic EPS:

Net (Loss)	$(6,821)	47,012	$(0.15)

Effect of Dilutive Securities: *

Stock-Based Compensation Plans	—	—

Diluted EPS:

Net (Loss)	$(6,821)	47,012	$(0.15)

	Basic and Diluted Earnings Per Average Common Share

	Net		Per Share
(In thousands, except per share data)	Income	Shares	Amount

For the Three Months Ended June 30, 2000
Basic EPS:

Net (Loss)	$(5,625)	46,479	$(0.12)

Effect of Dilutive Securities: *

Stock-Based Compensation Plans	—	—

Diluted EPS

Net (Loss) Plus Assumed Conversions	$(5,625)	46,479	$(0.12)
* Excluded because the effect would be antidilutive.

For the Nine Months Ended June 30, 2001
Basic EPS:

Net Income	$105,463	46,693	$2.26

Effect of Dilutive Securities:

Stock-Based Compensation Plans	—	71

Diluted EPS:

Net Income	$105,463	46,764	$2.26

For the Nine Months Ended June 30, 2000
Basic EPS:

Net Income	$98,734	46,484	$2.12

Effect of Dilutive Securities:

Dividends on Preferred Stock	3	—

Stock-Based Compensation Plans	—	50

Diluted EPS:

Net Income Plus Assumed Conversions	$98,737	46,534	$2.12

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

     Primary Investors, through its wholly-owned subsidiary Primary Service Group, LLC (PSG), focuses on investment opportunities in after-market products and services in the heating, ventilating and air conditioning (HVAC) industry. PSG primarily sells, installs, repairs and maintains HVAC equipment in the residential and light commercial markets in the District of Columbia and parts of Maryland and Virginia. PSG has acquired nine companies with approximately $50 million of annualized revenues. WGL Holdings and Thayer each own 50 percent of Primary Investors and each has an equal number of representatives on Primary

Investors’ Board of Directors. As co-investors, WGL Holdings and Thayer each committed to invest up to $25 million of equity capital in Primary Investors.

     Through June 30, 2001, WGL Holdings has made investments in Primary Investors totaling $19.0 million. Thayer has contributed equal amounts to Primary Investors. Since inception, Primary Investors has generated operating losses totaling $6.0 million, of which WGL Holdings has recorded its 50-percent share totaling $3.0 million, using the equity method of accounting. WGL Holdings has also recorded $1.0 million for the related income tax benefits of the losses. At June 30, 2001, WGL Holdings’ equity investment was $16 million.

     Thayer and WGL Holdings’ relationship is governed by an investor’s agreement. This agreement grants independent rights to each of the owners of Primary Investors that could affect the timing of and the ultimate amount realized from the investment of each party in Primary Investors.

      Effective August 18, 2001 and at any time thereafter, either WGL Holdings or the other 50 percent investor can exercise its right to sell its individual interest to a third party, after offering the other investor the opportunity to purchase the interest. Subject to certain conditions, either investor can also require the other party to sell. Prior to August 18, 2001 either investor can also provide non-binding notice of intent to exercise its sale rights. As a result, the ultimate value of WGL Holding’s investment in Primary Investors, LLC could depend on the nature and timing of the exercise of these rights.

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

     Primary Investors’ impairment test does not indicate impairment at June 30, 2001. However, WGL Holdings will continue to monitor Primary Investors’ performance relative to its plans and to assess its investment in Primary Investors for potential impairment.

NOTE 5—DERIVATIVE ACTIVITY

     At June 30, 2001, Washington Gas Energy Services, Inc. (WGEServices) held certain contracts for the sale and purchase of natural gas that qualify as derivative instruments under the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). WGEServices originally entered into the sales contracts with the intent of taking delivery of the commodity and selling it to its retail customers. During the second quarter of fiscal year 2001, WGEServices determined that it would no longer require this supply in the time period it had originally anticipated. As a result, WGEServices entered into an agreement to sell this gas to certain of the original suppliers. The contracts do not qualify as hedges under the definitions included in SFAS No. 133. Therefore, the contracts are recognized at their fair value on the Company’s balance sheet and recorded net in the caption “Deferred gas costs—unregulated operations.” The gains and losses on these contracts were recorded in the second quarter and are reflected in the earnings of the Energy Marketing segment in the nine months ended June 30, 2001.

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

     Through WGL Holdings’ subsidiary, WGEServices, the energy marketing segment sells natural gas and electricity directly to customers, both inside and outside Washington Gas’ traditional service territory, in competition with unregulated gas and electricity marketers. Through two wholly-owned subsidiaries, Washington Gas Energy Systems, Inc. (WGESystems) and American Combustion Industries, Inc. (ACI), and as a partner in Primary Investors, the HVAC segment designs, renovates and services mechanical heating, ventilating and air conditioning systems for commercial, governmental and residential customers. The consumer-financing segment provides financing for consumer purchases of natural gas appliances and energy-related equipment.

     The following table presents operating segment information.

OPERATING SEGMENT FINANCIAL INFORMATION

		Non-Utility Operations

	Regulated	Energy		Consumer	Other		Eliminations/
(Thousands)	Utility	Marketing	HVAC	Financing	Activities	Total	Other	Consolidated

Three Months Ended June 30, 2001
Total Revenues	$182,377	$82,709	$16,182	$345	$87	$99,323	$—	$281,700

Operating Expenses Depreciation and Amortization	17,419	104	(2)	48	—	150	—	17,569

Other Operating Expense (a)	164,098	82,739	14,555	614	(49)	97,859	—	261,957

Income Tax (Benefit)Expense	(4,039)	(79)	575	(124)	43	415	—	(3,624)

Total Operating Expenses	177,478	82,764	15,128	538	(6)	98,424	—	275,902

Equity in Net Loss of Affiliate	—	—	(25)	—	—	(25)	—	(25)

Operating Income (Loss)	4,899	(55)	1,029	(193)	93	874	—	5,773

Interest Expense —Net	11,042	160	295	9	—	464	329	11,835

Other Non-Operating Inc. (Exp.) (b)	(234)	—	83	—	—	83	(278)	(429)

WGL Preferred Dividends	330	—	—	—	—	—	—	330

Net (Loss)Income	$(6,707)	$(215)	$817	$(202)	$93	$493	$(607)	$(6,821)

Total Assets	$1,957,506	$78,020	$45,862	$16,246	$870	$140,998	$143	$2,098,647

Capital Expenditures/ Investments	$32,308	$1,176	$(32)	$(123)	$—	$1,021	$—	$33,329

Three Months Ended June 30, 2000
Total Revenues	$171,553	$29,101	$9,938	$584	$182	$39,805	$—	$211,358

Operating Expenses

Depreciation and Amortization	16,512	9	143	—	—	152	—	16,664

Other Operating Expenses (a)	151,276	30,320	9,000	328	501	40,149	—	191,425

Income Tax (Benefit) Expense	(1,890)	(431)	288	84	(113)	(172)	—	(2,062)

Total Operating Expenses	165,898	29,898	9,431	412	388	40,129	—	206,027

Equity in Net Loss of Affiliate	—	—	(102)	—	—	(102)	—	(102)

Operating Income	5,655	(797)	405	172	(206)	(426)	—	5,229

Interest Expense —Net	9,875	3	308	41	1	353	178	10,406

Other Non-Operating Inc. (Exp.) (b)	—	—	(86)	—	—	(86)	(32)	(118)

WGL Preferred Dividends	330	—	—	—	—	—	—	330

Net (Loss) Income	$(4,550)	$(800)	$11	$131	$(207)	$(865)	$(210)	$(5,625)

Total Assets	$1,753,492	$45,313	$38,702	$6,157	$569	$90, 741	$6,219	$1,850,452

Capital Expenditures/ Investments	$27,400	$107	$52	$—	$—	$159	$—	$27,559

(a)	Includes cost of gas and revenue taxes during all reported periods.

(b)	The amounts reported for Other Non-Operating Income (Expense) are net of applicable income taxes.

OPERATING SEGMENT FINANCIAL INFORMATION

				Non-Utility Operations

	Regulated	Energy		Consumer	Other		Eliminations/
(Thousands)	Utility	Marketing	HVAC	Financing	Activities	Total	Other	Consolidated

Nine Months Ended June 30, 2001
Total Revenues	$1,327,889	$315,435	$58,419	$1,972	$469	$376,295	$—	$1,704,184

Operating Expenses Depreciation and Amortization	51,313	162	223	49	—	434	—	51,747

Other Operating Expenses (a)	1,059,363	318,680	50,115	2,015	498	371,308	—	1,430,671

Income Tax Expense (Benefit)	69,589	(1,343)	2,447	(63)	(10)	1,031	—	70,620

Total Operating Expenses	1,180,265	317,499	52,785	2,001	488	372,773	—	1,553,038

Equity in Net Loss of Affiliate	—	—	(943)	—	—	(943)	—	(943)

Operating Income (Loss)	147,624	(2,064)	4,691	(29)	(19)	2,579	—	150,203

Interest Expense —Net	36,436	498	1,001	53	—	1,552	572	38,560

Other Non-Operating Inc. (Exp.) (b)	(2,751)	—	(47)	—	—	(47)	(2,392)	(5,190)

WGL Preferred Dividends	990	—	—	—	—	—	—	990

Net Income (Loss)	$107,447	$(2,562)	$3,643	$(82)	$(19)	$980	$(2,964)	$105,463

Total Assets	$1,957,506	$78,020	$45,862	$16,246	$870	$140,998	$143	$2,098,647

Capital Expenditures/ Investments	$79,835	$1,182	$165	$—	$—	$1,347	$—	$81,182

Nine Months Ended June 30, 2000
Total Revenues	$874,383	$136,110	$32,352	$2,271	$826	$171,559	$—	$1,045,942

Operating Expenses

Depreciation and Amortization	48,803	23	428	—	—	451	—	49,254

Other Operating Expenses (a)	643,206	132,995	27,844	1,055	209	162,103	—	805,309

Income Tax Expense (Benefit)	56,180	1,137	1,349	422	(468)	2,440	—	58,620

Total Operating Expenses	748,189	134,155	29,621	1,477	(259)	164,994	—	919,183

Equity in Net Loss of Affiliate	—	—	(629)	—	—	(629)	—	(629)

Operating Income	126,194	1,955	2,102	794	1,085	5,936	—	132,130

Interest Expense —Net	30,807	8	756	127	2	893	675	32,375

Other Non-Operating Inc. (Exp.) (b)	—	—	(285)	—	—	(285)	257	(28)

WGL Preferred Dividends	993	—	—	—	—	—	—	993

Net Income (Loss)	$94,394	$1,947	$1,061	$667	$1,083	$4,758	$(418)	$98,734

Total Assets	$1,753,492	$45,313	$38,702	$6,157	$569	$90,741	$6,219	$1,850,452

Capital Expenditures/ Investments	$76,944	$139	$182	$—	$—	$321	$—	$77,265

(a)	Includes cost of gas and revenue taxes during all reported periods and gains on sales of non-utility assets during both years for the nine months ended June 30.

(b)	The amounts reported for Other Non-Operating Income (Expense) are net of applicable income taxes.

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

     In compliance with generally accepted accounting principles, transactions between Washington Gas and its affiliates which occurred after the November 1, 2000 restructuring, as well as intercompany balances remaining on Washington Gas’ balance sheet on June 30, 2001, have not been eliminated from the Washington Gas consolidated financial statements. Because of the relatively small size of these transactions, these transactions are not disclosed on the face of the Washington Gas consolidated financial statements.

     From time-to-time, Washington Gas provides administrative and general support to affiliates and has filed consolidated tax returns, which include affiliated company tax obligations. All such costs are billed to the appropriate affiliates and are reflected in accounts receivable on Washington Gas’ Consolidated Balance Sheets. Washington Gas may also, on occasion, borrow funds from, or lend funds to, affiliated companies. At June 30, 2001, the Washington Gas Consolidated Balance Sheet reflected a net total of $12.8 million of intercompany payables and no receivables. All affiliated company transactions, including these balances, were eliminated from the WGL Holdings Consolidated Balance Sheet in accordance with generally accepted accounting principles.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

     Certain matters discussed in this report, excluding historical information, may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the outlook for earnings, revenues, and other future financial business performance or strategies and expectations. Forward-looking statements are typically identified by words such as, but not limited to, “estimates,” “expects,” “anticipates,” “intends,” “believes,” “plans,” and similar expressions, or future or conditional verbs such as “will,” “should,” “would,” and “could.” Although the company believes such forward-looking statements are based on reasonable assumptions, it cannot give assurance that every objective will be reached. Forward-looking statements speak only as of today, and the company assumes no duty to update them. In addition to the factors previously disclosed in the company’s filings with the Securities and Exchange Commission, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:1) changes in economic, competitive, political and regulatory conditions and developments; 2) changes in capital and energy commodity market conditions; 3) changes in relevant laws and regulations, including tax, environmental and employment laws and regulations; 4) variations in weather conditions from normal levels; 5) legislative, regulatory, and judicial mandates and decisions; 6) timing and success of business and product development efforts; 7) technological improvements; 8) the pace of deregulation efforts and the availability of other competitive alternatives; and 9) other uncertainties.

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

WGL HOLDINGS, INC.

Results of Operations—Three Months Ended June 30, 2001 vs.
June 30, 2000

     EARNINGS

     For the three months ended June 30, 2001, the third quarter of its fiscal year, WGL Holdings reported a net loss of $6.8 million, which was $1.2 million greater than the $5.6 million loss reported for the same period last year. The basic and diluted loss per average common share in the current quarter was $0.15 compared to $0.12 for both basic and diluted loss per average common share for the quarter ended June 30, 2000. WGL Holdings’ utility operations contributed $0.16 and $0.10, respectively, to diluted losses per average common share for the three months ended June 30, 2001, and 2000. The company’s utility segment operations are weather sensitive and a significant portion of its revenue stream comes from deliveries to residential heating customers. A seasonal decline in demand for natural gas historically results in a net loss for the utility segment in the quarter ending June 30.

     The Company’s utility operations net loss was offset somewhat as net income from the Company’s major non-utility operations improved from a $0.7 million net loss in the third quarter of fiscal year 2000, to $0.4 million of net income in the current quarter. Earnings per average common share from the Company’s major non-utility operations improved from a net loss of $0.01 during the three months ended June 30, 2000, to net income of $0.01 per average common share in the current quarter.

     UTILITY SEGMENT NET REVENUES

     Utility net revenues for the quarter ended June 30, 2001 increased $2.0 million (2.6 percent) from the same period last year to $76.8 million. This represents a $0.03 per average common share improvement this quarter over the three months ended June 30, 2000.

     Included in the increase in net revenues are increased proceeds from asset optimization agreements of $1.1 million, $1.4 million of revenues the Utility is collecting from newly-enacted rights-of-way fees in the District of Columbia and $1.0 million of income taxes in Maryland and Virginia. The Utility is allowed recovery of the rights of way fees and taxes from its customers. Therefore, these higher expenses do not affect net income. These increases were partially offset by lower firm therm sales.

Gas, Weather and Meter Statistics

	Three Months Ended
	June 30,
				Percent
	2001	2000	Variance	Inc. (Dec.)

Gas Sales and Deliveries (thousands of therms)

Firm

Gas Sold and Delivered	86,438	86,095	343	0.4

Gas Delivered for Others	56,611	62,661	(6,050)	(9.7)

Total Firm	143,049	148,756	(5,707)	(3.8)

Interruptible

Gas Sold and Delivered	2,489	5,684	(3,195)	(56.2)

Gas Delivered for Others	51,379	58,092	(6,713)	(11.6)

Total Interruptible	53,868	63,776	(9,908)	(15.5)

Electric Generation—Delivered for Others	28,997	84,096	(55,099)	(65.5)

Total Deliveries	225,914	296,628	(70,714)	(23.8)

Degree Days

Actual	300	326	(26)	(8.0)

Normal	307	309	(2)	(0.6)

Percent Colder (Warmer) than Normal	(2.3%)	5.5%	—	—

Customer Meters (end of period)	898,694	871,175	27,519	3.2

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

     During the three months ended June 30, 2001, firm therm deliveries declined by 5.7 million therms, a 3.8 percent decline over the same quarter last year. This decrease primarily reflects an 8 percent decrease in heating degree-days in the current quarter compared to last year partially offset by a 3.2 percent rise in the number of customer meters. Weather for the three months ended June 30, 2001, was 2.3 percent warmer than normal, while weather for the same period last year was 5.5 percent colder than normal.

     The Utility passes the cost of the natural gas commodity to customers without a mark-up, and, therefore, rising gas prices during the current fiscal year did not affect the Utility’s net revenues. However, higher gas prices quarter over quarter caused both the cost of gas and operating revenue components of net revenues to rise.

     Gas sold and delivered to firm customers with bundled service remained relatively constant during the current quarter as compared to the prior year with 86.4 million therms sold and delivered in the three months ended June 30, 2001, and 86.1 million therms sold and delivered during the quarter ended June 30, 2000. The volume of firm gas delivered for others decreased from 62.7 million therms to 56.6 million therms, a 9.7 percent decrease. On a per unit basis, the net revenues that Washington Gas earns from delivering gas for others are the same as it earns from bundled gas sales in which customers purchase both the natural gas commodity and the associated delivery service from Washington Gas. Therefore, the Utility does not experience any loss of margins when customers choose to purchase their gas from a third-party supplier.

     Gas Delivered to Interruptible Customers

     Therm deliveries to Washington Gas’ interruptible customers were 15.5 percent lower during the three months ended June 30, 2001 than the same period last year. This decrease reflects the impact of warmer weather and a small decline in interruptible meters.

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

     Gas Delivered for Electric Generation

     Washington Gas sells and/or delivers natural gas for use at two electric generation facilities in Maryland, which are each owned by separate companies that are independent of WGL Holdings. During the current quarter, deliveries to these customers were 65.5 percent lower than the same period last year. Deliveries were higher in the quarter ended June 30, 2000, primarily because an operational problem at one customer’s electric generation facility precluded it from receiving delivery of other alternate fossil fuels, which it typically includes in its fuel mix, during most of calendar year 2000. The operational problem was resolved by December 1, 2000, causing gas deliveries for electric generation to be at more normal levels in the current fiscal year.

     OTHER UTILITY SEGMENT OPERATING EXPENSES

     Operation and maintenance expenses for the three months ended June 30, 2001, increased by $2.4 million (5.1 percent) from the prior year’s levels. This increase caused earnings per average common share to decline by $0.03 from the same quarter of last year. The key factor that contributed to the variance in operation and maintenance expenses for this quarter compared with the same quarter last year was a $2.4 million increase in uncollectible accounts expense, which directly relates to higher natural gas costs and colder weather in the current year, causing an increase in the Utility’s customer accounts receivable balance.

     Depreciation and amortization expense increased by $0.9 million (5.5 percent) in the current quarter primarily because of Washington Gas’ increased investment in property, plant and equipment. The general taxes incurred by the utility operations during the quarter ended June 30, 2001 increased largely due to the inclusion of $1.4 million in the current quarter for a newly enacted rights-of-way fee imposed by the District of Columbia. As previously discussed, this fee is recovered currently from customers and has no impact on net income.

     Utility income taxes reflect a $2.1 million additional benefit. A combination of greater losses and higher tax rates generated the additional benefit. For utility operations, the effective income tax rates were 38.5 percent for the third fiscal quarter of 2001 and 31.1 percent for the same period in fiscal year 2000. The rise in the effective income tax rate reflects recently enacted utility income taxes in Maryland and Virginia. The utility’s revenues have been increased by an offsetting amount to reflect collection of these new taxes from customers, thereby mitigating any earnings impact associated with the change.

     NON-UTILITY OPERATING RESULTS

     WGL Holdings reports three major unregulated operating segments: 1) energy marketing; 2) Heating, ventilating and air conditioning (HVAC); and 3) consumer financing. The net income from those operations improved from a $0.7 million net loss during the quarter ended June 30, 2000 to net income of $0.4 million in the current quarter. Earnings per average common share from these major non-utility activities improved from a net loss per average common share of $0.01 during the three months ended June 30, 2000, to net income per average common share of $0.01 in the current quarter The following table compares the financial results from major non-utility activities for the quarters ended June 30, 2001 and 2000.

Net Income (Loss) Applicable to Major Non-Utility Activities

	Three Months Ended
	June 30

(In thousands of dollars)	2001	2000	Variance

Energy Marketing	$(215)	$(800)	$585

HVAC:

Commercial	992	233	759

Residential	(175)	(222)	47

Consumer Financing	(202)	131	(333)

Total	$400	$(658)	$1,058

     Energy Marketing Segment

     WGL Holdings’ retail energy marketing segment, through its subsidiary, Washington Gas Energy Services, Inc. (WGEServices), sells natural gas and electricity in competition with unregulated marketers and unregulated subsidiaries of other utility companies. WGEServices continued to expand rapidly as the subsidiary sold 9.1 billion cubic feet (bcf) of gas in the current quarter, an increase of 42.2 percent from 6.4 bcf sold in the third quarter of fiscal year 2000. During the quarters ended June 30, 2001 and 2000, respectively, 34.1 percent and 23.9 percent of these sales were made to customers outside of the service territory of the regulated utility.

     In addition to supplying gas to 116,250 residential customers, during the three months ended June 30, 2001, WGEServices sold 563.7 gigawatt-hours to over 25,000 electric accounts in Maryland, Virginia and the District of Columbia. Electricity sales include amounts sold under a $16 million, two-year electricity supply contract for all Washington Metropolitan Area Transit Authority facilities in the District of Columbia and Maryland and a $125 million contract to supply electricity to 47 large federal facilities in the District of Columbia and suburban Maryland. These facilities will receive service for up to three and one-half years under the contract. WGEServices’ total energy marketing revenues have almost tripled, increasing from $29.1 million in the quarter ended June 30, 2000, to $82.7 million in the quarter ended June 30, 2001.

     Net losses incurred by WGEServices declined from $0.8 million in the quarter ended June 30, 2000 to a loss of $0.2 million in the current quarter. The improvement was the result of higher gas volumes, an improvement in gas margins over last year, and profits made on the sale of electricity. Partially offsetting this improvement were higher selling, general and administrative expenses during the quarter particularly related to electricity sales marketing efforts. The earnings pattern for the natural gas portion of the energy-marketing segment tends to be seasonal with narrower margins in the winter months and higher margins in the summer. Because of this seasonality, the Company expects energy-marketing earnings to improve during the remainder of fiscal year 2001.

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

     Revenues from the Company’s commercial HVAC activities have nearly doubled, increasing from $9.9 million in the quarter ended June 30, 2000 to $16.1 million in the quarter ended June 30, 2001. Net income from these operations rose from $0.2 million to $1.0 million, as gross profit margins continue to be strong. Commercial HVAC operations include $6.4 million of revenues from a $64 million contract that the Company signed in December 2000 with the federal government to modernize a U.S. General Services Administration central heating and refrigeration plant in Washington, D.C. Work on this project was approximately 20 percent complete on June 30, 2001.

     The HVAC operations for the three months ended June 30, 2001 and 2000, both include net losses of $0.2 million from the Company’s 50 percent equity investment in Primary Investors. (See Note 4 to the Consolidated Financial Statements for a further discussion of Primary Investors). Primary Investors improved its margins and reduced its selling and administrative expenses during the quarter.

     Consumer Financing Segment

     The consumer-financing segment provides financing for consumer purchases of natural gas appliances and energy-related equipment. Through March 31, 2001, a portion of the consumer financing operations was performed by Washington Gas as a non-utility activity. Beginning April 1, 2001, Washington Gas Credit Corporation, a separate subsidiary of WGL Holdings, began performing all operations. During the three months ending June 30, 2001 the consumer financing segment reported a net loss of $0.2 million compared to net income of $0.1 million for the quarter ended June 30, 2000. The consumer-financing segment periodically makes sales of customer contracts to banks and records a gain on the sale at that time. Results for the quarter ended June 30, 2000 include a gain on such a sale. In the quarter ended June 30, 2001, the consumer-financing segment did not complete a sale of receivables to banks. The contracts remain available for sale. Additionally, the consumer financing segment continued to experience increases in labor costs and other expenses in the current quarter as this segment acquires additional resources to help it evaluate its operations.

OTHER INCOME (EXPENSES)—NET

     The $0.3 million decrease in Other Income (Expenses)-Net (after income taxes) was primarily attributable to a $0.2 million expense (net of income tax benefits) for the premium on the weather insurance policy purchased in October 2000 by Washington Gas that was allocated to the current quarter based on a normal level of heating degree days. No recoveries have been received to date under this policy.

     INTEREST EXPENSE

     Total WGL Holdings interest expense increased by $1.4 million (13.7 percent) from the same period last year, reflecting the following changes in interest expense:

Composition of Interest Expense
(In thousands of dollars)

	WGL Holdings			Washington Gas

	Three Months Ended			Three Months Ended
	June 30,			June 30,

	2001	2000	Variance	2001	2000	Variance

Long-Term Debt	$10,356	$9,010	$1,346	$10,317	$9,010	$1,307

Short-Term Debt	1,275	1,291	(16)	1,133	1,291	(158)

Other (Includes AFUDC)	204	105	99	425	105	320

Total	$11,835	$10,406	$1,429	$11,875	$10,406	$1,469

     Interest on long-term debt increased $1.3 million primarily due to a $95.9 million increase in the average balance outstanding. The average balance of Medium Term Notes (MTNs) outstanding during the current quarter was $608 million compared to $512.5 million in the prior year quarter. The increase in the average balance outstanding was partially offset by a decrease in the weighted average cost of such debt for each quarter, which decreased by 0.31 percentage points. The embedded cost of long-term debt outstanding at June 30, 2001, was 6.87 percent.

     Interest on short-term debt remained constant at approximately $1.3 million. Although the average balance of short-term debt outstanding rose over the same period last year, short-term interest expense remained constant because of a 1.75 percentage point decrease in the weighted-average cost of such debt.

     WGL Holdings increased its average level of debt during the quarter ended June 30, 2001, over the same period last year in order to finance construction and higher working capital requirements associated with higher accounts receivable, inventory and yet-to-be-recovered gas cost balances and increased unregulated non-utility investments. The Company expects its interest expense during fiscal year 2001 to be higher than previous years because of its continuing requirement for increased working capital.

Results of Operations—Nine Months Ended June 30, 2001 vs.
June 30, 2000

     EARNINGS

     For the nine months ended June 30, 2001, WGL Holdings reported net income of $105.5 million, or $6.7 million higher than the results reported for the same period last year. Basic earnings per average common share in the current nine-month period were $2.26, compared to $2.12 for the nine months ended June 30, 2000. Diluted earnings were also $2.26 per average common share in the current nine-month period, which represented a 6.6 percent improvement over diluted earnings of $2.12 per average common share for the same period last year. Recurring earnings per average common share for the most recent nine months were $2.29, excluding a $0.03 per average common share adjustment for certain general taxes in the first quarter of fiscal year 2001. This compares to recurring diluted earnings per average common share of $2.10 for the first nine months of fiscal year 2000, excluding a $0.02 per average common share gain from the sale of certain non-utility investments in that nine-month period. WGL Holdings’ utility operations contributed $2.24 and

$2.02, respectively, to diluted earnings per average common share for the nine months ended June 30, 2001, and 2000.

     The impact of the improved performance of the Company’s utility operations on earnings was reduced somewhat as net income from the Company’s major non-utility operations was $3.7 million in the first nine months of fiscal year 2000, compared to $1.0 million in the current nine-month period. Earnings per average common share were $0.08 during the nine months ended June 30, 2000, and $0.02 in the current nine-month period. Other non-utility results for the nine months ended June 30, 2000 included the aforementioned nonrecurring $0.02 per average common share gain from the sales of minor non-utility investments.

     In addition, interest expense rose from $32.4 million during the nine months ended June 30, 2000, to $38.6 million during the current nine-month period, primarily because of an increase in the cost and level of debt used to fund: (1) capital additions; (2) the higher average cost of storage gas inventory and unrecovered gas costs; and (3) higher levels of accounts receivable.

     UTILITY SEGMENT NET REVENUES

     Utility net revenues for the nine months ended June 30, 2001, increased $59.3 million (15.4 percent) from the same period last year to $444.7 million.

     Included in the net revenue increase are $7.5 million of additional revenues for the previously discussed newly enacted fees and income taxes.

Gas, Weather and Meter Statistics

	Nine Months Ended
	June 30,
				Percent
	2001	2000	Variance	Inc. (Dec.)

Gas Sales and Deliveries (thousands of therms)

Firm

Gas Sold and Delivered	835,686	738,989	96,697	13.1

Gas Delivered for Others	333,335	275,514	57,821	21.0

Total Firm	1,169,021	1,014,503	154,518	15.2

Interruptible

Gas Sold and Delivered	9,085	23,806	(14,721)	(61.8)

Gas Delivered for Others	205,904	214,288	(8,384)	(3.9)

Total Interruptible	214,989	238,094	(23,105)	(9.7)

Electric Generation—Delivered for Others	101,757	137,449	(35,692)	(26.0)

Total Deliveries	1,485,767	1,390,046	95,721	6.9

Degree Days

Actual	4,270	3,574	696	19.5

Normal	3,799	3,812	(13)	(0.3)

Percent Colder (Warmer) than Normal	12.4%	(6.2%)	—	—

Customer Meters (end of period)	898,694	871,175	27,519	3.2

     Gas Delivered to Firm Customers

     During the nine months ended June 30, 2001, firm therm deliveries rose by 154.5 million therms or 15.2 percent over the same period last year. This increase primarily reflects 19.5 percent more heating degree days in the current nine-month period compared to last year and a 3.2 percent rise in the number of firm customer meters. Weather for the nine months ended June 30, 2001, was 12.4 percent colder than normal, while weather for the same period last year was 6.2 percent warmer than normal.

     The volume of firm therm deliveries to customers who purchase bundled service from Washington Gas increased 13.1 percent from 739.0 million therms in the nine months ended June 30, 2000 to 835.7 million therms during the nine months ended June 30, 2001. The volume of firm gas delivered for others rose from 275.5 million therms to 333.3 million therms, a 21.0 percent increase. Contributing to the increase is the rise in the number of customers that are choosing to buy the natural gas commodity from third-party suppliers and the substantially colder weather.

     Gas Delivered to Interruptible Customers

     Interruptible therm deliveries to Washington Gas’ interruptible customers were 9.7 percent lower during the nine months ended June 30, 2001 than the same period last year. As previously described in this report, the effect on net income of changes in gas deliveries to interruptible customers is minimal due to margin-sharing arrangements in each of the Utility’s jurisdictions.

     Gas Delivered for Electric Generation

     Volumes delivered for electric generation were 26.0 percent lower than the same period last year. Deliveries were lower in the nine months ended June 30, 2001 primarily because of the previously discussed operational problem at one customer’s electric generation facility. Margins earned on such deliveries are being shared with firm customers as described previously in this report.

     OTHER UTILITY OPERATING EXPENSES

     Operation and maintenance expenses for the nine months ended June 30, 2001 increased by $11.6 million (8.6 percent) from the prior year’s levels. This increase caused earnings per average common share to decline by $0.15 from the same period last year. Key factors that contributed to the variance in operation and maintenance expenses for the current nine-month period compared with last year include:

•	an $8.4 million increase in uncollectible accounts expense, which directly relates to higher natural gas costs and colder weather, causing a corresponding increase in the Utility’s customer accounts receivable balance; and

•	a $2.0 million increase relating to higher natural gas distribution expenses.

     Depreciation and amortization expense increased by $2.5 million (5.1 percent) in the current nine-month period primarily because of Washington Gas’ increased investment in property, plant and equipment.

     The general taxes incurred by the utility operations during the nine months ended June 30, 2001 increased largely due to:

•	a $2.2 million one-time adjustment to a Virginia business license tax made as a result of a tax law restructuring that replaced some taxes with an income tax on utility operations; and

•	the inclusion of $7.1 million in the current nine-month period for a newly enacted rights-of-way fee imposed by the District of Columbia. This fee is recovered currently from customers and has no impact on net income.

     Utility income taxes rose $13.4 million primarily due to an increase in pre-tax income for the current nine-month period. For utility operations, the effective income tax rates were 38.6 percent for the first nine months of fiscal quarter of 2001 and 37.1 percent for the same period in fiscal year 2000. The rise in the effective income tax rate reflects recently enacted utility income taxes in Maryland and Virginia. The Utility’s revenues have been increased by an offsetting amount to reflect collection of this new tax from customers, thereby mitigating any earnings impact associated with the change.

     NON-UTILITY OPERATING RESULTS

     During the nine months ended June 30, 2001, the net income from the Company’s unregulated energy marketing, HVAC and consumer financing activities decreased to $1.0 million compared to $3.7 million earned during the same period last year. Earnings per average common share from non-utility activities declined from $0.08 during the nine months ended June 30, 2000, to $0.02 in the current nine-month period. Other non-utility results for the nine months ended June 30, 2000 include a nonrecurring gain of $0.02 per average common share from sales of certain venture funds and a preferred stock interest. The following table compares the financial results from major non-utility activities for the nine months ended June 30, 2001 and 2000.

Net Income (Loss) Applicable to Major Non-Utility Activities

	Nine Months Ended
	June 30

(In thousands of dollars)	2001	2000	Variance

Energy Marketing	$(2,562)	$1,947	$(4,509)

HVAC:

Commercial	4,749	1,792	2,957

Residential	(1,106)	(731)	(375)

Consumer Financing	(82)	667	(749)

Total	$999	$3,675	$(2,676)

     Energy Marketing Segment

     WGEServices sold 45.2 bcf of gas in the current nine-month period, an increase of 18.3 percent from 38.2 bcf sold in the first nine months of fiscal year 2000. During the nine-month periods ended June 30, 2001 and 2000, respectively, 25.3 percent and 22.5 percent of these sales were made to customers outside of the service territory of the regulated utility. WGEServices’ total energy marketing revenues, including sales of electricity in fiscal year 2001, have more than doubled, increasing from $136.1 million in the nine months ended June 30, 2000, to $315.4 million in the current nine-month period.

     In its initial operating period for selling electricity, of the nine months ended June 30, 2001, WGEServices sold 814.7 gigawatt hours of electricity. Net income earned by WGEServices declined from $1.9 million in the nine months ended June 30, 2000, to a $2.5 million loss in the current nine-month period as gross margins fell and selling, general and administrative expenses rose in the current year. Despite the significant increase in the volume of natural gas sold, rapidly rising natural gas prices, combined with higher selling, general and administrative expenses, principally from electricity marketing, during the current fiscal year, have suppressed the earnings produced by this segment. Margins were, nevertheless, positive in all periods. Results for the first nine-months of fiscal year 2000 benefited from a general decline in natural gas prices in 1999, which provided higher gross margins.

     HVAC Segment

     Revenues from the Company’s commercial HVAC activities increased from $32.4 million in the nine months ended June 30, 2000 to $58.4 million in the nine months ended June 30, 2001, an 80.2 percent increase. Revenues from two customers, collectively, represented 58.5 percent of total revenues for nine months ended June 30, 2001 compared to 39.1 percent for the nine months ended June 30, 2000. Net income from these operations rose from $1.8 million to $4.7 million as a result of continued growth in sales and strong gross profit margins.

     The HVAC operations for the nine months ended June 30, 2001 and 2000 include net losses of $1.1 million and $0.7 million, respectively, from the Company’s 50 percent equity investment in Primary Investors. A portion of the net losses incurred by Primary Investors in the current nine-month period stems from difficulties integrating the nine HVAC companies it acquired. Excluding its share of the net losses incurred to-date, WGL Holdings has invested $19.0 million in Primary Investors as of June 30, 2001. (See Note 4 to the Consolidated Financial Statements for a further discussion of Primary Investors).

     Consumer Financing Segment

     During the nine months ending June 30, 2001, the consumer financing segment reported a net loss of $0.1 million compared to net income of $0.7 million for the nine months ended June 30, 2000. The net loss from this segment in the current nine months resulted from fewer contract sales to banks and increased labor costs and other expenses incurred during the current fiscal year as this segment explores potential market opportunities. Through March 31, 2001, a portion of the consumer financing operations was performed by Washington Gas as a non-utility activity. Beginning April 1, 2001, Washington Gas Credit Corporation, a separate subsidiary of WGL Holdings, began performing all operations.

     Sale of Non-Utility Assets

     During the nine months ended June 30, 2000, a non-utility Company subsidiary sold a preferred stock investment and recorded a pre-tax book gain of $300,000. In addition, the same subsidiary recorded a pre-tax gain of $411,000 from the sales of certain venture funds. In total, the Company recorded a $1,154,000 after-tax gain on these transactions, which includes the tax benefit of capital loss carrybacks.

     OTHER INCOME (EXPENSES)—NET

     The $5.2 million decrease in Other Income (Expenses)-Net was primarily attributable to the premium on the weather insurance policy purchased in October 2000 by Washington Gas that was allocated to the first three quarters of fiscal year 2001 based on a normal level of heating degree days. The entire premium for fiscal year 2001 ($2.9 million, net of income taxes) has been charged to expense in the current nine-month period. No recoveries have been received under this policy in the nine months ended June 30, 2001.

     INTEREST EXPENSE

     Total WGL Holdings interest expense increased by $6.2 million (19.1 percent) from the same period last year, reflecting the following changes in interest expense:

Composition of Interest Expense
(In thousands of dollars)

	WGL Holdings			Washington Gas

	Nine Months Ended			Nine Months Ended
	June 30,			June 30,

	2001	2000	Variance	2001	2000	Variance

Long-Term Debt	$30,870	$26,505	$4,365	$30,831	$26,505	$4,326

Short-Term Debt	7,260	5,622	1,638	6,887	5,622	1,265

Other (Includes AFUDC)	430	248	182	886	248	638

Total	$38,560	$32,375	$6,185	$38,604	$32,375	$6,229

     Interest on long-term debt increased $4.4 million primarily due to an $86.7 million increase in the average balance outstanding, which reflects the effect of the issuance of $108.0 million of MTNs since April 2000. The average long-term debt balance increased from $504.0 million during the nine months ended June 30, 2000 to $590.7 million during the current fiscal year. The weighted average cost of such debt was relatively constant in each nine-month period.

     Interest on short-term debt increased $1.6 million because of a $40.3 million rise in the average short-term debt balance. This increase was partially offset by a 0.16 percentage point decrease in the weighted-average cost of such debt.

     WGL Holdings increased its average level of debt during the first nine months of fiscal year 2001 in order to finance construction and higher working capital requirements associated with higher accounts receivable, storage gas inventory and yet-to-be-recovered gas cost balances, and increased unregulated non-utility investments. The Company expects its interest expense during fiscal year 2001 to be higher than previous years because of its continuing requirement for increased working capital.

LIQUIDITY AND CAPITAL RESOURCES

     Short-Term Cash Requirements and Related Financing

     The Company’s business is highly weather sensitive and seasonal. Approximately 75 percent of Washington Gas’ therm deliveries (excluding deliveries for electric generation) occur in the first and second fiscal quarters. This weather sensitivity causes short-term cash requirements to vary significantly during the year. Cash requirements peak in the fall and winter months when accounts receivable, accrued utility revenues and storage gas are at, or near, their highest levels. After the winter heating season, these assets are converted into cash and are generally used to reduce short-term debt and acquire storage gas for the subsequent heating season.

     At June 30, 2001, the Company had notes payable outstanding, which consist of commercial paper, of $58.5 million compared to $161.4 million at September 30, 2000. The decrease in notes payable from September 30, 2000 was primarily due to the Company’s issuance of $52.7 million of common stock in June 2001, the proceeds of which were initially used to retire short-term debt.

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

     Cash Flow from Operating Activities

     Net cash provided by operating activities totaled $97.9 million during the first nine months of fiscal year 2001 compared to $134.3 million of net cash for the same period last year. The $36.3 million decline in cash from operating activities was primarily the result of:

•	higher funds used to support increased levels of utility accounts receivable which resulted from increased firm therm deliveries and higher natural gas costs were partially offset by lower accrued utility revenues. In addition, a rise in third-party and off-system gas sales also contributed to the increased levels of utility accounts receivable in the current year;

•	a significant increase in the under-recovery of purchased gas costs due from utility customers during the nine months ended June 30, 2001 compared to the prior fiscal year period;

•	a decrease in the level of accounts payable related to lower amounts of gas purchased due to the lower seasonal demand.

     Partially offsetting these uses of cash were:

•	a $24.1 million increase in net income, adjusted for non-cash items;

•	a reduction of 4.4 million Dth in the volume of gas stored during the nine months ended June 30, 2001 compared with the same period last year, partially offset by a significantly higher price increase of 30.6 percent per therm of the stored gas this year; and

•	an increase in accrued taxes, primarily due to higher taxable income.

     Cash Flow from Financing Activities

     On June 20, 2001, the company issued 1,790,000 shares of its common stock to the public (the initial offering) through a purchase agreement executed with several underwriters. The per share price for the initial offering was $26.73, before underwriting discounts of $0.895 per share. On June 26, 2001, the underwriters exercised their option granted in the purchase agreement to purchase an additional 248,500 shares of the company’s stock at the same price as the initial offering. The net proceeds from these sales generated $52.7 million in capital for the company. All of the proceeds from the sale of the company’s stock were contributed to the company’s utility subsidiary and are being used for general corporate purposes, including capital expenditures and working capital requirements.

     During the nine months ended June 30, 2001, the Company issued $85.4 million of long-term debt, including $55.0 million of Medium-Term Notes (MTNs) with a weighted average coupon rate of 6.9 percent and $30.2 million of term loans used primarily to fund construction projects.

     Cash Flow from Investing Activities

     During the nine months ended June 30, 2001, WGL Holdings had consolidated capital expenditures of $81.2 million on a budget of $133.5 million for fiscal year 2001, compared to capital expenditures of $77.3 million for the first nine months of fiscal year 2000.

     Sales of Accounts Receivable

     During the nine months ended June 30, 2001, Washington Gas sold, with recourse, $12.8 million of non-utility accounts receivable, compared to $18.4 million in the nine months ended June 30, 2000.

WASHINGTON GAS LIGHT COMPANY

     As discussed on page 2, this Quarterly Report on Form 10-Q includes separate consolidated financial statements for WGL Holdings (pages 3 through 6), as well as for Washington Gas (pages 7 through 10). This section of the Quarterly Report on Form 10-Q discusses the financial position and results of operations of Washington Gas throughout the reported periods. As previously noted, all results for Washington Gas prior to the November 1, 2000 corporate restructuring are reported on a consolidated basis, in accordance with generally accepted accounting principles. This consolidation reflects the results of Washington Gas’ operations, as well as those of its subsidiaries prior to the restructuring. All results of operations reported after the restructuring reflect the financial position and results of Washington Gas alone.

     In many cases, the reasons for the changes in the financial position and results of operations for both WGL Holdings and Washington Gas are essentially the same. In those instances, the reader is referred to the WGL Holdings Management’s Discussion and Analysis of Financial Condition and Results of Operations, which begins on page 19. The following management’s discussion of Washington Gas’ financial position and results of operations only describes those instances in which the reasons for changes in the results of operations vary significantly from those of WGL Holdings.

RESULTS OF OPERATIONS—THREE MONTHS ENDED
JUNE 30, 2001 VS. JUNE 30, 2000

     EARNINGS

     For the three months ended June 30, 2001, Washington Gas reported a net loss applicable to common stock of $7.7 million compared to a loss of $5.6 million for the quarter ended June 30, 2000. Washington Gas results for the current quarter are $0.9 million lower than for WGL Holdings because they do not include net income generated by Washington Gas’ former subsidiaries (including the 50 percent equity investment in Primary Investors), as well as operating expenses incurred by the holding company. In compliance with generally accepted accounting principles, the subsidiary earnings for the current quarter were recognized on the consolidated financial statements of WGL Holdings, the new parent company of Washington Gas’ former subsidiaries.

     The Washington Gas financial statements were prepared in accordance with generally accepted accounting principles. Therefore, non-utility results reported on these statements for the quarters ended June 30, 2001 and 2000 are not comparable because of the absence of the results for the energy marketing, HVAC, and consumer financing segments in the current year’s quarter. These entities became subsidiaries and investments of WGL Holdings pursuant to the November 1, 2000 corporate restructuring. Comparable results for the non-utility operations are reflected in WGL Holdings’ consolidated financial statements and notes thereto which begin on page 3, and the WGL Holdings Management’s Discussion and Analysis of Financial Condition and Results of Operations which begins on page 19.

     UTILITY NET REVENUES

     The operating revenues and cost of gas for the three months ended June 30, 2001 (reported on the Washington Gas Statements of Income on page 8) both include offsetting amounts of $4.4 million for system balancing transactions with WGEServices, a subsidiary of Washington Gas before the November 1, 2000 restructuring. These intercompany charges were eliminated on WGL Holdings’ Consolidated Statements of Income (page 4). The reasons for the remaining variances in Washington Gas’ utility net revenues are essentially identical to the Utility Segment Net Revenues results discussed in WGL Holdings’ Management’s Discussion and Analysis beginning on page 19.

     OTHER UTILITY OPERATING EXPENSES

     The other utility operating expenses reported by Washington Gas for the quarter ended June 30, 2001 include $0.6 million of expenses for transactions with Hampshire Gas Company (Hampshire), a subsidiary of Washington Gas before the restructuring. These intercompany charges were eliminated on WGL Holdings’ Consolidated Statements of Income (page 4). The reasons for the remaining variances in Washington Gas’ other utility operating expenses are essentially identical to Other Utility Segment Operating Expenses, discussed in WGL Holdings’ Management’s Discussion and Analysis which begins on page 21.

     NON-UTILITY OPERATING RESULTS

     The non-utility results of operations reported by Washington Gas for the current quarter exclude the results of its former energy marketing, HVAC, and consumer financing segments. For a discussion of the results of these segments for the three months ended June 30, 2001 and 2000, see Non-Utility Operating Results, beginning on page 22 of WGL Holdings’ Management’s Discussion and Analysis.

     Prior to April 1, 2001, a portion of the Company’s consumer financing activities continued to be performed by Washington Gas. Effective April 1, 2001, these activities were moved to a subsidiary of WGL Holdings. During the three months ended June 30, 2001, the only activity reflected in Washington Gas’ financial results for consumer financing were revenues and charges from the associated company for servicing previously sold contracts which were in Washington Gas’ name. See Consumer Financing Segment on page 23 of the WGL Holdings’ Management’s Discussion and Analysis for a complete discussion about the results of operations for the consumer-financing segment.

     OTHER INCOME (EXPENSES)—NET AND INTEREST EXPENSE

     The primary reasons for the changes in Washington Gas’ Other Income (Expenses)-Net and Interest Expense are essentially as those described in WGL Holdings’ Management’s Discussion and Analysis on page 23.

RESULTS OF OPERATIONS—NINE MONTHS ENDED
JUNE 30, 2001 VS. JUNE 30, 2000

     EARNINGS

     For the nine months ended June 30, 2001, Washington Gas reported net income applicable to common stock of $103.9 million, a $5.1 million improvement over the results reported for the same period last year. Washington Gas results for the current year-to-date are $1.6 million lower than those for WGL Holdings because the former does not include net income generated by Washington Gas’ former subsidiaries (including the 50 percent equity investment in Primary Investors) after the November 1, 2000 corporate restructuring, as well as operating expenses incurred by the holding company during the current nine-month period.

     UTILITY NET REVENUES

     The operating revenues and cost of gas for the nine months ended June 30, 2001 (reported on the Washington Gas Statements of Income on page 9) both include offsetting amounts of $10.6 million for system balancing transactions with WGEServices, a subsidiary of Washington Gas before the November 1, 2000 restructuring. These intercompany charges were eliminated on WGL Holdings’ Consolidated Statements of Income (page 5). The reasons for the remaining variances in Washington Gas’ utility net revenues are essentially identical to the Utility Segment Net Revenues results discussed in WGL Holdings’ Management’s Discussion and Analysis beginning on page 25.

     OTHER UTILITY OPERATING EXPENSES

     The other utility operating expenses reported by Washington Gas for the nine months ended June 30, 2001 include $1.8 million of expenses for transactions with Hampshire. These intercompany charges were eliminated on WGL Holdings’ Consolidated Statements of Income (page 5). The utility operating expenses reported by Washington Gas exclude $1.6 million of other utility operating expenses incurred by Hampshire subsequent to November 1, 2000. The reasons for the remaining variances in Washington Gas’ other utility operating expenses are essentially identical to Other Utility Operating Expenses, discussed in WGL Holdings’ Management’s Discussion and Analysis which begins on page 27.

     NON-UTILITY OPERATING RESULTS

     The non-utility results of operations reported by Washington Gas exclude the results of its former energy marketing and HVAC segments after November 1, 2000. For a complete discussion of the results of these segments for the nine months ended June 30, 2001 and 2000, see Non-Utility Operating Results beginning on page 27 of WGL Holdings’ Management’s Discussion and Analysis.

     OTHER INCOME (EXPENSES)—NET AND INTEREST EXPENSE

     The primary reasons for the changes in Washington Gas’ Other Expenses-Net and Interest Expense are essentially as those described in WGL Holdings’ Management’s Discussion and Analysis on page 29.

LIQUIDITY AND CAPITAL RESOURCES

     This section does not differ materially from the disclosure provided in the WGL Holdings Management’s Discussion and Analysis. However, Washington Gas’ investing activities for the current nine-month period include an $11.8 million cash transfer related to the formation of the holding Company and the related dividend of the former subsidiaries. Also, as noted previously in this report, in June 2001 Washington Gas’ parent, WGL Holdings, issued 2,038,500 shares to the public generating proceeds to the company of $52.7 million. WGL Holdings infused the entire $52.7 million generated from the sale to Washington Gas as additional contributed capital. This additional contributed capital is being used for general corporate purposes, including capital expenditures and working capital requirements by Washington Gas. Please refer to the Washington Gas Statements of Cash Flows on page 10.

OTHER MATTERS AFFECTING THE COMPANY

     On July 20, 2001, the Financial Accounting Standards Board issued Statement No. 142, “Goodwill and Other Intangible Assets”, (“SFAS 142”). This standard supercedes Accounting Principles Board Opinion No. 17, "Intangible Assets” and addresses the financial accounting and reporting for acquired goodwill and other intangible assets. The new standard addresses how goodwill and intangible assets should be accounted for upon their acquisition and how they should be accounted for after they have been initially recognized in the financial statements. Under SFAS 142 goodwill amortization will no longer be permitted. Instead, goodwill and other intangible assets will be tested annually for impairment and will only be written down to the extent this test indicates an impairment. The provisions of this statement must be adopted for fiscal years beginning after December 15, 2001. At the present time, WGL Holdings and its subsidiaries plan to adopt the provisions of the statement in its fiscal year beginning October 1, 2002.

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

     RISKS RELATED TO RETAIL ENERGY MARKETING OPERATIONS

     WGL Holdings’ subsidiary, WGEServices, markets both natural gas and electricity. In the course of its business, WGEServices makes fixed-price sales commitments to customers. WGEServices purchases the corresponding physical supplies at fixed prices to lock in margins. WGEServices has exposure to changes in gas prices related to the volumetric differences between the purchase commitments and sales commitments. WGEServices has managed the risk associated with gas price fluctuations by closely matching purchases from suppliers with sales commitments to customers.

     Historically, the responsibility for managing daily demand fluctuations from WGEServices’ customers resulting from variability in weather was assumed by WGL Holdings’ regulated utility subsidiary through the use of its storage and peaking capacity. The regulated utility charged WGEServices a fee for this service.

     Effective April 1, 2001, WGEServices assumed a major portion of the responsibility to deliver the appropriate level of gas to its customers on a daily basis. WGEServices will continue to be able to avail itself of certain peak shaving capacity that the regulated utility provides for a fee and also is acquiring a pro-rata portion of the utility’s storage gas capacity to manage its load. Therefore, variations in demand caused by fluctuations in weather applicable to approximately 50 percent of WGEServices’ annual sales volumes could result in WGEServices having contracted for more or less gas than its customers require on any given day. As a result, WGEServices is modifying its risk management and procurement policies to reflect the need to obtain storage capacity and other contractual arrangements to meet the weather-related variability in its demand and to ensure the financial exposure caused by this variability in demand is adequately controlled.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

99	Additional Exhibits

	99.0	Computation of Ratio of Earnings to Fixed Charges—WGL Holdings

	99.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—WGL Holdings

	99.2	Computation of Ratio of Earnings to Fixed Charges—Washington Gas

99.3	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—Washington Gas

(b) Reports on Form 8-K:

•	As co-registrants, WGL Holdings and Washington Gas Light Company filed a Current report on Form 8-K dated June 19, 2001 to announce the filing of an application with the Public Service Commission of the District of Columbia to increase rates within the District of Columbia.

•	As co-registrants, WGL Holdings and Washington Gas Light Company filed a Current Report on Form 8-K dated June 21, 2001 to report the execution of a Purchase Agreement for the issuance of 1,790,000 shares of WGL Holdings common stock. The Purchase Agreement also authorized the Underwriters to purchase up to an additional 268,500 shares of the common stock of WGL Holdings (the Option Securities) at the same price to the public.

•	On June 26, 2001, WGL Holdings filed a Current report on Form 8-K to report and file as an exhibit a Purchase Agreement relating to the issue and sale of 1,790,000 shares of WGL Holdings common stock.

•	A Current Report on Form 8-K/A dated June 26, 2001 was filed by co-registrants, WGL Holdings and Washington Gas Light Company, to correct the event date listed in the filing on June 21, 2001 and to correct the name of one of the representatives of the underwriters related to the June 20, 2001 Purchase Agreement.

•	As co-registrants, WGL Holdings and Washington Gas Light Company filed a Current Report on Form 8-K dated June 28, 2001 to report the exercise by the Representatives, on behalf of several Underwriters, the option to purchase from WGL Holdings 248,500 shares of the total 268,500 shares of Option Securities authorized under the Purchase Agreement.

•	On July 5, 2001, WGL Holdings and Washington Gas Light Company filed a Current Report on Form 8-K to announce the election of Beverly J. Burke to Vice President and General Counsel of WGL Holdings as a replacement for John K. Keane, Jr. effective July 1, 2001.

•	On August 13, 2001, WGL Holdings and Washington Gas Light Company filed a Current Report on Form 8-K to report the restatement of earnings for the second fiscal quarter ended March 31, 2001 and the correction of the press release issued on August 1, 2001 announcing earnings for the third fiscal quarter ended June 30, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WGL HOLDINGS, INC.

and

WASHINGTON GAS LIGHT COMPANY (Co-Registrants)

Date: August 14, 2001	/s/ Robert E. Tuoriniemi Robert E. Tuoriniemi Controller (Principal Accounting Officer)