Form 10-Q/A
period 2001-03-31
WGL HOLDINGS INC; WASHINGTON GAS LIGHT CO
filed 2001-08-15
CIK 1103601, 104819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q/A

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

	(All held by WGL Holdings, Inc.)

Explanatory Note

WGL Holdings, Inc. (“WGL”) and Washington Gas Light Company (“Washington Gas”), its utility subsidiary, as co-registrants (collectively the “Company”) are filing this Amendment to its Quarterly Report on Form 10-Q for the period ended March 31, 2001, originally filed with the Securities and Exchange Commission on May 15, 2001 in order to restate the Financial Statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Additional Exhibits in that report.

In August 2001, the Company discovered an accounting error that caused an overstatement of net income derived from utility operations for the quarter ended March 31, 2001. As a result, the Company has restated its interim statements as of March 31, 2001 and for the three and six months then ended. Note 1 to the financial statements included in this Form 10-Q/A provides more details on the effects of this accounting error.

For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company has amended and restated in its entirety each item of its fiscal 2001 second quarter Form 10-Q which has been affected by the restatement. In order to preserve the nature and character of the disclosures originally set forth in the fiscal 2001 second quarter Form 10-Q filed on May 15, 2001, this Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, or modify or update those disclosures in any way, except as required to reflect the effects of the restatement.

Form 10-Q/A
For the Second Fiscal Quarter Ended March 31, 2001

TABLE OF CONTENTS

PART I. Financial Information

Item 1 Financial Statements:

WGL Holdings, Inc.:

Consolidated Balance Sheets	4

Consolidated Statements of Income	5

Consolidated Statements of Cash Flows	7

Washington Gas Light Company:

Consolidated Balance Sheets	8

Consolidated Statements of Income	9

Consolidated Statements of Cash Flows	11

Notes to Consolidated Financial Statements	12

(WGL Holdings, Inc. and Washington Gas Light Company —Combined)

Item 2 Management’s Discussion and Analysis of Financial

Condition and Results of Operations	21

WGL Holdings, Inc.	21

Washington Gas Light Company	34

Item 3 Quantitative and Qualitative Disclosures About

Market Risks of the Company	38

PART II. Other Information

99 Additional Exhibits	37

Signatures	40

FILING FORMAT

      This Quarterly Report on Form 10-Q/A is a combined report being filed by two separate registrants: WGL Holdings, Inc. (WGL Holdings or the Company) and Washington Gas Light Company (Washington Gas or the Utility).

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

      Part I — Financial Information of this Quarterly Report on Form 10-Q includes separate consolidated financial statements (i.e., balance sheets, statements of income and statements of cash flows) for WGL Holdings and Washington Gas. The WGL Holdings financial statements (pages 4 through 7) present the consolidated financial position and results of operations of WGL Holdings for the respective periods indicated after the November 1, 2000 restructuring, as well as the consolidated financial position of Washington Gas prior to the restructuring (i.e., the highest level of consolidation). The consolidated results of operations and financial position of Washington Gas immediately before the restructuring is essentially identical to the financial position and results of operations of WGL Holdings immediately after the restructuring (i.e., legal entity results).

      The consolidated financial statements for Washington Gas (pages 8 through 11) present the financial position and results of operations of Washington Gas throughout the reported periods, as well as the consolidated financial position and results of operations of Washington Gas’ former subsidiaries prior to the November 1, 2000 restructuring.

      A single set of Notes to the Consolidated Financial Statements begins on page 12 which applies equally to WGL Holdings and Washington Gas, except where otherwise noted.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WGL Holdings, Inc.
CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
(Thousands)	2001	2000

	Restated
ASSETS	(Unaudited )

Property, Plant and Equipment

At original cost	$2,268,647	$2,225,312

Accumulated depreciation and amortization	(793,415)	(765,032)

Net Property, Plant and Equipment	1,475,232	1,460,280

Current Assets

Cash and cash equivalents	25,935	24,336

Accounts receivable	381,573	106,446

Gas costs due from customers	15,128	2,313

Allowance for doubtful accounts	(16,529)	(7,186)

Accrued utility revenues	87,846	21,497

Materials and supplies—principally at average cost	12,715	16,341

Storage gas—at cost (first-in, first-out)	32,639	138,684

Deferred income taxes	27,604	16,232

Other prepayment—principally taxes	6,830	7,467

Deferred gas costs—unregulated operations	—	13,741

Other	624	5,991

Total Current Assets	574,365	345,862

Deferred Charges and Other Assets

Regulatory assets	83,354	78,364

Unrecovered gas costs	74,383	—

Equity in 50%-owned residential HVAC investment	16,085	16,247

Prepaid pensions and benefits	28,202	17,327

Other	24,878	21,760

Total Deferred Charges and Other Assets	226,902	133,698

Total Assets	$2,276,499	$1,939,840

CAPITALIZATION AND LIABILITIES

Capitalization

Common shareholders’ equity	$795,577	$711,496

Washington Gas preferred stock	28,173	28,173

Long-term debt	597,465	559,575

Total Capitalization	1,421,215	1,299,244

Current Liabilities

Current maturities of long-term debt	29,724	1,668

Notes payable	206,443	161,423

Accounts payable	176,268	138,218

Wages payable	15,075	13,875

Deferred gas costs—unregulated operations	14,909	—

Dividends declared	14,974	14,738

Customer deposits and advance payments	7,852	10,746

Gas costs due to customers	12,003	5,640

Accrued taxes	52,973	8,252

Other	4,313	5,441

Total Current Liabilities	534,534	360,001

Deferred Credits

Unamortized investment tax credits	18,090	18,539

Deferred income taxes	219,659	169,442

Accrued pensions and benefits	35,361	37,936

Other	47,640	54,678

Total Deferred Credits	320,750	280,595

Total Capitalization and Liabilities	$2,276,499	$1,939,840

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

WGL Holdings, Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	March 31,

(Thousands, Except Per Share Data)	2001	2000
	Restated

UTILITY OPERATIONS

Operating Revenues	$605,155	$392,314

Less: Cost of goods sold	391,730	200,214

Revenue taxes	15,120	15,540

Utility Net Revenues	198,305	176,560

Other Operating Expenses

Operation	42,501	39,534

Maintenance	9,709	7,686

Depreciation and amortization	17,038	16,326

General taxes	11,630	5,905

Income Taxes	40,785	35,547

Other Operating Expenses	121,663	104,998

Utility Operating Income	76,642	71,562

NON-UTILITY OPERATIONS

Operating Revenues

Energy marketing	143,218	63,255

Heating, ventilating and air conditioning	25,943	12,038

Consumer financing	872	1,111

Other non-utility	263	253

Non-Utility Operating Revenues	170,296	76,657

Equity Loss in 50%-Owned Residential HVAC Investment	(343)	(366)

Other Operating Expenses (Income)

Operating expenses	166,989	70,815

Gains on sales of non-utility assets	—	(346)

Income taxes	1,003	1,457

Non-Utility Operating Expenses (Income)	167,992	71,926

Non-Utility Operating Income	1,961	4,365

TOTAL OPERATING INCOME	78,603	75,927

Other Income (Expenses)—Net	(2,666)	615

INCOME BEFORE INTEREST EXPENSE	75,937	76,542

INTEREST EXPENSE

Interest on long-term debt	10,546	9,043

Other	3,054	2,256

Total Interest Expense	13,600	11,299

WASHINGTON GAS PREFERRED STOCK DIVIDENDS	330	330

NET INCOME	$62,007	$64,913

AVERAGE COMMON SHARES OUTSTANDING	46,488	46,475

EARNINGS PER AVERAGE COMMON SHARE—BASIC (Note 3)	$1.33	$1.40

EARNINGS PER AVERAGE COMMON SHARE —DILUTED (Note 3)	$1.33	$1.39

DIVIDENDS DECLARED PER COMMON SHARE	$0.315	$0.310

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

WGL Holdings, Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Six Months Ended
	March 31,

(Thousands, Except Per Share Data)	2001	2000
	Restated

UTILITY OPERATIONS

Operating Revenues	$1,145,512	$702,830

Less: Cost of goods sold	744,541	365,116

Revenue taxes	33,149	27,222

Utility Net Revenues	367,822	310,492

Other Operating Expenses

Operation	80,912	75,074

Maintenance	17,592	14,153

Depreciation and amortization	33,894	32,291

General taxes	19,072	10,365

Income Taxes	73,628	58,070

Other Operating Expenses	225,098	189,953

Utility Operating Income	142,724	120,539

NON-UTILITY OPERATIONS

Operating Revenues

Energy marketing	232,726	107,009

Heating, ventilating and air conditioning	42,237	22,414

Consumer financing	1,627	1,687

Other non-utility	382	644

Non-Utility Operating Revenues	276,972	131,754

Equity Loss in 50%-Owned Residential HVAC Investment	(918)	(527)

Other Operating Expenses (Income)

Operating expenses	273,733	122,964

Gains on sales of non-utility assets	—	(711)

Income taxes	616	2,612

Non-Utility Operating Expenses (Income)	274,349	124,865

Non-Utility Operating Income	1,705	6,362

TOTAL OPERATING INCOME	144,429	126,901

Other Income (Expenses)—Net	(4,616)	90

INCOME BEFORE INTEREST EXPENSE	139,813	126,991

INTEREST EXPENSE

Interest on long-term debt	20,514	17,495

Other	6,211	4,474

Total Interest Expense	26,725	21,969

WASHINGTON GAS PREFERRED STOCK DIVIDENDS	660	663

NET INCOME	$112,428	$104,359

AVERAGE COMMON SHARES OUTSTANDING	46,483	46,472

EARNINGS PER AVERAGE COMMON SHARE—BASIC (Note 3)	$2.42	$2.25

EARNINGS PER AVERAGE COMMON SHARE —DILUTED (Note 3)	$2.42	$2.24

DIVIDENDS DECLARED PER COMMON SHARE	$0.625	$0.615

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

WGL Holdings, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	March 31,

	2001	2000
(Thousands)	Restated

OPERATING ACTIVITIES

Net income	$112,428	$104,359

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY

(USED IN) OPERATING ACTIVITIES

Depreciation and amortization(a)	37,080	34,881

Deferred income taxes—net	32,148	7,801

Amortization of investment tax credits	(449)	(450)

Accrued/deferred pension cost	(7,533)	(6,713)

Allowance for funds used during construction	(315)	(439)

Equity loss in 50%-owned residential HVAC investment	918	527

Other non-cash credits—net, including gains and losses on investing activities	(412)	(508)

	173,865	139,458

CHANGES IN ASSETS AND LIABILITIES

Accounts receivable and accrued utility revenues	(332,133)	(159,540)

Gas costs due from/to customers—net	(6,452)	(4,932)

Storage gas	106,045	51,782

Other prepayments—principally taxes	637	3,449

Accounts payable	37,752	9,118

Wages payable	1,200	4,337

Customer deposits and advance payments	(2,894)	(7,843)

Accrued taxes	44,721	38,252

Accrued interest	297	(15)

Deferred purchased gas cost—net (utility)	(78,478)	6,577

Deferred purchased gas costs (non-utility)	28,650	4,158

Other—net	612	462

Net Cash Provided by (Used in) Operating Activities	(26,178)	85,263

FINANCING ACTIVITIES

Long-term debt issued	67,095	1,830

Long-term debt retired	(1,091)	(775)

Debt issuance costs	(393)	(118)

Notes payable—net	45,020	(9,178)

Dividends on common stock	(28,817)	(28,332)

Other financing activities	542	443

Net Cash Provided by (Used in) Financing Activities	82,356	(36,130)

INVESTING ACTIVITIES

Capital expenditures	(47,853)	(49,706)

50%-owned residential HVAC investment	—	(4,800)

Other investing activities	(6,726)	(1,392)

Net Cash Used in Investing Activities	(54,579)	(55,898)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (b)	1,599	(6,765)

Cash and Cash Equivalents at Beginning of Year (b)	24,336	26,935

Cash and Cash Equivalents at End of Year (b)	$25,935	$20,170

(a) Includes amounts charged to other accounts.

(b) Cash equivalents are highly liquid investments with a maturity of three months or less when purchased.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Income taxes paid	$14,870	$19,354

Interest paid	$26,269	$22,035

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Washington Gas Light Company
CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2001	2000
(Thousands)	Restated

	(Unaudited)
ASSETS

Property, Plant and Equipment

At original cost	$2,247,302	$2,225,312

Accumulated depreciation and amortization	(780,726)	(765,032)

Net Property, Plant and Equipment	1,466,576	1,460,280

Current Assets

Cash and cash equivalents	21,622	24,336

Accounts receivable (See Note 7)	265,931	106,446

Gas costs due from customers	15,128	2,313

Allowance for doubtful accounts	(15,060)	(7,186)

Accrued utility revenues	87,846	21,497

Materials and supplies—principally at average cost	12,475	16,341

Storage gas—at cost (first-in, first-out)	32,639	138,684

Deferred income taxes	16,923	16,232

Other prepayments—principally taxes	5,788	7,467

Deferred gas costs—unregulated operations	—	13,741

Other	—	5,991

Total Current Assets	443,292	345,862

Deferred Charges and Other Assets

Regulatory assets	83,354	78,364

Unrecovered gas costs	74,383	—

Equity in 50%-owned residential HVAC investment	—	16,247

Prepaid pensions and benefits	28,059	17,327

Other	28,977	21,760

Total Deferred Charges and Other Assets	214,773	133,698

Total Assets	$2,124,641	$1,939,840

CAPITALIZATION AND LIABILITIES

Capitalization

Common shareholder’s equity	$728,650	$711,496

Preferred stock	28,173	28,173

Long-term debt	597,181	559,575

Total Capitalization	1,354,004	1,299,244

Current Liabilities

Current maturities of long-term debt	29,403	1,668

Notes payable	179,474	161,423

Accounts payable (See Note 7)	148,319	138,218

Wages payable	14,813	13,875

Dividends declared	14,981	14,738

Customer deposits and advance payments	7,852	10,746

Gas costs due to customers	12,003	5,640

Accrued taxes	38,478	8,252

Other	3,583	5,441

Total Current Liabilities	448,906	360,001

Deferred Credits

Unamortized investment tax credits	18,053	18,539

Deferred income taxes	221,142	169,442

Accrued pensions and benefits	35,217	37,936

Other	47,319	54,678

Total Deferred Credits	321,731	280,595

Total Capitalization and Liabilities	$2,124,641	$1,939,840

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Washington Gas Light Company
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	March 31,

(Thousands)	2001	2000
	Restated

UTILITY OPERATIONS

Operating Revenues (See Note 7)	$609,186	$392,314

Less: Cost of goods sold (See Note 7)	395,761	200,214

Revenue taxes	15,120	15,540

Utility Net Revenues	198,305	176,560

Other Operating Expenses

Operation (See Note 7)	43,108	39,534

Maintenance	9,660	7,686

Depreciation and amortization	16,875	16,326

General taxes	11,517	5,905

Income Taxes	40,670	35,547

Other Operating Expenses	121,830	104,998

Utility Operating Income	76,475	71,562

NON-UTILITY OPERATIONS

Operating Revenues

Energy marketing	—	63,255

Heating, ventilating and air conditioning	—	12,038

Consumer financing	872	1,111

Other non-utility	263	253

Non-Utility Operating Revenues	1,135	76,657

Equity Loss in 50%-Owned Residential HVAC Investment	—	(366)

Other Operating Expenses (Income)

Operating expenses	607	70,815

Gains on sales of non-utility assets	—	(346)

Income taxes	97	1,457

Non-Utility Operating Expenses (Income)	704	71,926

Non-Utility Operating Income	431	4,365

TOTAL OPERATING INCOME	76,906	75,927

Other Income (Expenses)—Net	(2,372)	615

INCOME BEFORE INTEREST EXPENSE	74,534	76,542

INTEREST EXPENSE

Interest on long-term debt	10,546	9,043

Other	2,973	2,256

Total Interest Expense	13,519	11,299

NET INCOME	61,015	65,243

DIVIDENDS ON PREFERRED STOCK	330	330

NET INCOME APPLICABLE TO COMMON STOCK	$60,685	$64,913

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Washington Gas Light Company
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Six Months Ended
	March 31,

(Thousands)	2001	2000
	Restated

UTILITY OPERATIONS

Operating Revenues (See Note 7)	$1,151,653	$702,830

Less: Cost of goods sold (See Note 7)	750,682	365,116

Revenue taxes	33,149	27,222

Utility Net Revenues	367,822	310,492

Other Operating Expenses

Operation (See Note 7)	81,731	75,074

Maintenance	17,515	14,153

Depreciation and amortization	33,623	32,291

General taxes	18,898	10,365

Income Taxes	73,519	58,070

Other Operating Expenses	225,286	189,953

Utility Operating Income	142,536	120,539

NON-UTILITY OPERATIONS

Operating Revenues

Energy marketing	17,755	107,009

Heating, ventilating and air conditioning	5,066	22,414

Consumer financing	1,627	1,687

Other non-utility	382	644

Non-Utility Operating Revenues	24,830	131,754

Equity Loss in 50%-Owned Residential HVAC Investment	(167)	(527)

Other Operating Expenses (Income)

Operating expenses	24,080	122,964

Gains on sales of non-utility assets	—	(711)

Income taxes	(21)	2,612

Non-Utility Operating Expenses (Income)	24,059	124,865

Non-Utility Operating Income	604	6,362

TOTAL OPERATING INCOME	143,140	126,901

Other Income (Expenses)—Net	(4,149)	90

INCOME BEFORE INTEREST EXPENSE	138,991	126,991

INTEREST EXPENSE

Interest on long-term debt	20,514	17,495

Other	6,215	4,474

Total Interest Expense	26,729	21,969

NET INCOME	112,262	105,022

DIVIDENDS ON PREFERRED STOCK	660	663

NET INCOME APPLICABLE TO COMMON STOCK	$111,602	$104,359

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Washington Gas Light Company
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	March 31,

	2001	2000
(Thousands)	(Restated)

OPERATING ACTIVITIES

Net income	$112,262	$105,022

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY

(USED IN) OPERATING ACTIVITIES

Depreciation and amortization (a)	36,572	34,881

Deferred income taxes—net	43,370	7,801

Amortization of investment tax credits	(447)	(450)

Accrued/deferred pension cost	(7,487)	(6,713)

Allowance for funds used during construction	(315)	(439)

Equity loss in 50%-owned residential HVAC investment	167	527

Other non-cash credits—net, including gains and losses on investing activities	(412)	(508)

	183,710	140,121

CHANGES IN ASSETS AND LIABILITIES

Accounts receivable and accrued utility revenues	(245,939)	(159,540)

Gas costs due from/to customers—net	(6,452)	(4,932)

Storage gas	106,045	51,782

Other prepayments—principally taxes	1,562	3,449

Accounts payable	21,881	9,118

Wages payable	1,053	4,337

Customer deposits and advance payments	(2,894)	(7,843)

Accrued taxes	32,948	38,252

Accrued Interest	297	(15)

Deferred purchased gas costs—net (utility)	(78,478)	6,577

Deferred purchased gas costs (non-utility)	(2,405)	4,158

Other—net	(1,391)	462

Net Cash Provided by Operating Activities	9,937	85,926

FINANCING ACTIVITIES

Long-term debt issued	66,809	1,830

Long-term debt retired	(934)	(775)

Debt issuance costs	(393)	(118)

Notes payable—net	18,051	(9,178)

Dividends on common and preferred stock	(29,470)	(28,995)

Other financing activities	392	443

Net Cash Provided by (Used in) Financing Activities	54,455	(36,793)

INVESTING ACTIVITIES

Capital expenditures	(48,583)	(49,706)

Cash transfer related to formation of holding company (See Note 7)	(11,797)	—

50%-owned residential HVAC investment	—	(4,800)

Other investing activities	(6,726)	(1,392)

Net Cash Used in Investing Activities	(67,106)	(55,898)

DECREASE IN CASH AND CASH EQUIVALENTS (b)	(2,714)	(6,765)

Cash and Cash Equivalents at Beginning of Year (b)	24,336	26,935

Cash and Cash Equivalents at End of Year (b)	$21,622	$20,170

(a) Includes amounts charged to other accounts.

(b) Cash equivalents are highly liquid investments with a maturity of three months or less when purchased.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Income taxes paid	$12,790	$19,354

Interest paid	$26,008	$22,035

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

WGL Holdings, Inc. and
Washington Gas Light Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—GENERAL
Restated Financial Statements

In August 2001, the Company discovered an accounting error that affected previously reported net income derived from utility operations for the quarter ended March 31, 2001. As a result, the Company has restated the interim financial statements as of March 31, 2001 and for the three and six months then ended included in this Form 10-Q/A. The details of the accounting error were provided in a Form 8-K, filed with the Securities and Exchange Commission on August 13, 2001. No restatement was made to the results for any other periods as a result of this correction.

As a result of the foregoing, the Company’s financial statements as of March 31, 2001, have been restated as follows to reflect the correction of the consolidated statements of income and consolidated balance sheets for WGL Holdings and Washington Gas. Additionally, the consolidated statements of cash flows for WGL Holdings and Washington Gas for the six months ended March 31, 2001 and notes to consolidated financial statements were also restated to reflect the resulting impact of the changes to the statements of income and balance sheets shown below.

WGL Holdings, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2001		March 31, 2001
	(As Reported)	(Restated)	(As Reported)	(Restated)

Operating Revenues	$605,155	$605,155	$1,145,512	$1,145,512

Less: Cost of Gas	383,969	391,730	736,780	744,541

Revenue taxes	15,120	15,120	33,149	33,149

Utility Net Revenues	$206,066	$198,305	$375,583	$367,822

Income Taxes	$43,731	$40,785	$76,574	$73,628

Utility Operating Income	81,457	76,642	147,539	142,724

Income before Interest Expense	80,752	75,937	144,628	139,813

Net Income	66,822	62,007	117,243	112,428

Earning per Average Common Share	$1.44	$1.33	$2.52	$2.42

Basic and Diluted

Consolidated Balance Sheets	As of
	March 31, 2001

	(As Reported)	(Restated)

Unrecovered Gas Costs	$82,144	$74,383

Total Deferred Charges & Other Assets	234,663	226,902

Total Assets	2,284,260	$2,276,499

Common Shareholders’ Equity	800,392	795,577

Total Capitalization	1,426,030	1,421,215

Deferred Income Taxes	222,605	219,659

Total Deferred Credits	323,696	320,750

Total Capitalization and Liabilities	$2,284,260	$2,276,499

Washington Gas Light Company
Consolidated Statements of Income
	Three Months Ended		Six Months Ended
	March 31, 2001		March 31, 2001

	(As Reported)	(Restated)	(As Reported)	(Restated)

Operating Revenue	$609,186	$609,186	$1,151,653	$1,151,653

Less: Cost of Gas	388,000	395,761	742,921	750,682

Revenue taxes	15,120	15,120	33,149	33,149

Net Revenues	$206,066	$198,305	$375,583	$367,822

Income Taxes	$43,616	$40,670	$76,465	$73,519

Utility Operating Income	81,290	76,475	147,351	142,536

Income before Interest Expense	79,349	74,534	143,806	138,991

Net Income	65,500	60,685	116,417	111,602

Consolidated Balance Sheets	As of
	March 31, 2001
	(As Reported)	(Restated)

Unrecovered Gas Costs	$82,144	$74,383

Total Deferred Charges & Other Assets	222,534	214,773

Total Assets	2,132,402	$2,124,641

Common Shareholders’ Equity	733,465	728,650

Total Capitalization	1,358,819	1,354,004

Deferred Income Taxes	224,088	221,142

Total Deferred Credits	324,677	321,731

Total Capitalization and Liabilities	$2,132,402	$2,124,641

     Financial Statement Presentation

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

Basic and Diluted Earnings Per Average Common Share

	Net		Per Share
	Income	Shares	Amount

For the Three Months Ended March 31, 2001 (Restated) Basic EPS:

Net Income	$62,007	46,488	$1.33

Effect of Dilutive Securities:

Stock-Based Compensation Plans	—	71

Diluted EPS:

Net Income	$62,007	46,559	$1.33

For the Three Months Ended March 31, 2000

Basic EPS:

Net Income	$64,913	46,475	$1.40

Effect of Dilutive Securities:

$4.60 and $4.36 Convertible Preferred

Stock, Assuming Conversion on January 1, 2000*	—	14

Stock-Based Compensation Plans	—	53

Diluted EPS:

Net Income Plus Assumed Conversions	$64,913	46,542	$1.39

     All outstanding convertible preferred stock was either converted or redeemed on February 1, 2000.

Basic and Diluted Earnings Per Average Common Share

	Net		Per Share
	Income	Shares	Amount

For the Six Months Ended March 31, 2001 (Restated)

Basic EPS:

Net Income	$112,428	46,483	$2.42

Effect of Dilutive Securities:

Stock-Based Compensation Plans	—	66

Diluted EPS:

Net Income	$112,428	46,549	$2.42

For the Six Months Ended March 31, 2000

Basic EPS:

Net Income	$104,359	46,472	$2.25

Effect of Dilutive Securities:

$4.60 and $4.36 Convertible Preferred

Stock, Assuming Conversion on

October 1, 2000*	3	19

Stock-Based Compensation Plans	—	51

Diluted EPS:

Net Income Plus Assumed Conversions	$104,362	46,542	$2.24

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

     The following table presents operating segment information.

OPERATING SEGMENT FINANCIAL INFORMATION

		Non-Utility Operations

	Regulated	Energy		Consumer	Other
(Thousands)	Utility	Marketing	HVAC	Financing	Activities	Total

Three Months Ended March 31, 2001 (Restated)

Total Revenues	$605,155	$143,218	$25,943	$872	$263	$170,296

Operating Expenses Depreciation and Amortization	17,038	16	91	1	—	108

Other Operating Expense (a)	470,690	144,300	21,633	811	137	166,881

Income Tax Expense (Benefit)	40,785	(486)	1,413	26	50	1,003

Total Operating Expenses	528,513	143,830	23,137	838	187	167,992

Equity in Net Loss of Affiliate	—	—	(343)	—	—	(343)

Operating Income (Loss)	76,642	(612)	2,463	34	76	1,961

Interest Expense—Net	12,868	289	332	(5)	(2)	614

Other Non-Operating Inc. (Exp.) (b)	(1,542)	—	(77)	—	—	(77)

WGL Preferred Dividends	330	—	—	—	—	—

Net Income (Loss)	$61,902	$(901)	$2,054	$39	$78	$1,270

Total Assets	$2,101,418	$97,131	$48,176	$12,468	$757	$158,532

Capital Expenditures/Investments	$33,032	$6	$64	$—	$—	$70

Three Months Ended March 31, 2000

Total Revenues	$392,314	$63,255	$12,038	$1,111	$253	$76,657

Operating Expenses

Depreciation and Amortization	16,326	7	142	—	—	149

Other Operating Expenses (a)	268,879	59,855	10,098	518	(151)	70,320

Income Tax Expense (Benefit)	35,547	1,186	606	212	(547)	1,457

Total Operating Expenses	320,752	61,048	10,846	730	(698)	71,926

Equity in Net Loss of Affiliate	—	—	(366)	—	—	(366)

Operating Income	71,562	2,207	826	381	951	4,365

Interest Expense—Net	10,473	5	234	45	—	284

Other Non-Operating Inc. (Exp.) (b)	—	—	(260)	—	—	(260)

WGL Preferred Dividends	330	—	—	—	—	—

Net Income	$60,759	$2,202	$332	$336	$951	$3,821

Total Assets	$1,781,828	$56,597	$34,118	$7,855	$332	$98,902

Capital Expenditures/Investments	$27,230	$6	$34	$—	$—	$40

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Eliminations/
(Thousands)	Other	Consolidated

Three Months Ended March 31, 2001 (Restated)

Total Revenues	$—	$775,451

Operating Expenses Depreciation and Amortization	—	17,146

Other Operating Expense (a)	—	637,571

Income Tax Expense (Benefit)	—	41,788

Total Operating Expenses	—	696,505

Equity in Net Loss of Affiliate	—	(343)

Operating Income (Loss)	—	78,603

Interest Expense—Net	118	13,600

Other Non-Operating Inc. (Exp.) (b)	(1,047)	(2,666)

WGL Preferred Dividends	—	330

Net Income (Loss)	$(1,165)	$62,007

Total Assets	$16,549	$2,276,499

Capital Expenditures/Investments	$—	$33,102

Three Months Ended March 31, 2000

Total Revenues	$—	$468,971

Operating Expenses

Depreciation and Amortization	—	16,475

Other Operating Expenses (a)	—	339,199

Income Tax Expense (Benefit)	—	37,004

Total Operating Expenses	—	392,678

Equity in Net Loss of Affiliate	—	(366)

Operating Income	—	75,927

Interest Expense—Net	542	11,299

Other Non-Operating Inc. (Exp.) (b)	875	615

WGL Preferred Dividends	—	330

Net Income	$333	$64,913

Total Assets	$8,924	$1,889,654

Capital Expenditures/Investments	$—	$27,270

     (a)  Includes cost of gas and revenue taxes during all reported periods and gains on sales of non-utility assets during the three months ended March 31, 2000.

     (b)  The amounts reported for Other Non-Operating Income (Expense) are net of applicable income taxes.

OPERATING SEGMENT FINANCIAL INFORMATION

		Non-Utility Operations

	Regulated	Energy		Consumer	Other
(Thousands)	Utility	Marketing	HVAC	Financing	Activities	Total

Six Months Ended March 31, 2001 (Restated)

Total Revenues	$1,145,512	$232,726	$42,237	$1,627	$382	$276,972

Operating Expenses

Depreciation and Amortization	33,894	58	225	1	—	284

Other Operating Expenses (a)	895,266	235,941	35,560	1,401	547	273,449

Income Tax Expense (Benefit)	73,628	(1,264)	1,872	61	(53)	616

Total Operating Expenses	1,002,788	234,735	37,657	1,463	494	274,349

Equity in Net Loss of Affiliate	—	—	(918)	—	—	(918)

Operating Income (Loss)	142,724	(2,009)	3,662	164	(112)	1,705

Interest Expense—Net	25,394	338	706	44	—	1,088

Other Non-Operating Inc. (Exp.) (b)	(2,517)	—	(130)	—	—	(130)

WGL Preferred Dividends	660	—	—	—	—	—

Net Income (Loss)	$114,153	$(2,347)	$2,826	$120	$(112)	$487

Total Assets	$2,101,418	$97,131	$48,176	$12,468	$757	$158,532

Capital Expenditures/Investments	$47,527	$6	$197	$123	$—	$326

Six Months Ended March 31, 2000

Total Revenues	$702,830	$107,009	$22,414	$1,687	$644	$131,754

Operating Expenses

Depreciation and Amortization	32,291	14	285	—	—	299

Other Operating Expenses (a)	491,930	102,675	18,844	727	(292)	121,954

Income Tax Expense (Benefit)	58,070	1,568	1,061	338	(355)	2,612

Total Operating Expenses	582,291	104,257	20,190	1,065	(647)	124,865

Equity in Net Loss of Affiliate	—	—	(527)	—	—	(527)

Operating Income	120,539	2,752	1,697	622	1,291	6,362

Interest Expense—Net	20,932	5	448	86	1	540

Other Non-Operating Inc. (Exp.) (b)	—	—	(199)	—	—	(199)

WGL Preferred Dividends	663	—	—	—	—	—

Net Income (Loss)	$98,944	$2,747	$1,050	$536	$1,290	$5,623

Total Assets	$1,781,828	$56,597	$34,118	$7,855	$332	$98,902

Capital Expenditures/Investments	$49,544	$32	$130	$—	$—	$162

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Eliminations/
(Thousands)	Other	Consolidated

Six Months Ended March 31, 2001 (Restated)

Total Revenues	$—	$1,422,484

Operating Expenses

Depreciation and Amortization	—	34,178

Other Operating Expenses(a)	—	1,168,715

Income Tax Expense (Benefit)	—	74,244

Total Operating Expenses	—	1,277,137

Equity in Net Loss of Affiliate	—	(918)

Operating Income (Loss)	—	144,429

Interest Expense—Net	243	26,725

Other Non-Operating Inc. (Exp.) (b)	(1,969)	(4,616)

WGL Preferred Dividends	—	660

Net Income (Loss)	$(2,212)	$112,428

Total Assets	$16,549	$2,276,499

Capital Expenditures/Investments	$—	$47,853

Six Months Ended March 31, 2000

Total Revenues	$—	$834,584

Operating Expenses

Depreciation and Amortization	—	32,590

Other Operating Expenses (a)	—	613,884

Income Tax Expense (Benefit)	—	60,682

Total Operating Expenses	—	707,156

Equity in Net Loss of Affiliate	—	(527)

Operating Income	—	126,901

Interest Expense—Net	497	21,969

Other Non-Operating Inc. (Exp.) (b)	289	90

WGL Preferred Dividends	—	663

Net Income (Loss)	$(208)	$104,359

Total Assets	$8,924	$1,889,654

Capital Expenditures/Investments	$—	$49,706

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

WGL HOLDINGS, INC.

Results of Operations—Three Months Ended March 31, 2001 vs.
   March 31, 2000

     EARNINGS

     For the three months ended March 31, 2001, the second quarter of its fiscal year, WGL Holdings reported net income of $62.0 million, a $2.9 million decrease over the results reported for the same period last year. Basic earnings per average common share in the current quarter were $1.33, compared to $1.40 for the quarter ended March 31, 2000. Diluted earnings were also $1.33 per average common share in the current quarter, which represented a 4.3 percent decrease over diluted earnings of $1.39 for the same period last year. Results for the quarter ended March 31, 2000 included a $0.02 per average common share gain from the sales of certain non-utility investments. WGL Holdings’ utility operations contributed $1.31 to diluted earnings per average common share for the three months ended March 31, 2001, and 2000.

     Net revenues from the Utility Segment rose by $21.7 million, due to an 8.7 percent rise in firm therm deliveries over the same quarter last year. This increase was primarily attributable to a 3.6 percent increase in Washington Gas’ customer base and a 14.3 percent increase in the number of heating degree days over the same quarter last year. Weather during the current quarter was approximately 4.8 percent colder than normal. The growth in the current quarter’s utility net revenues was partially offset by a $5.0 million increase in operation and maintenance expenses primarily attributable to a $5.3 million increase in the Utility’s uncollectible accounts expense.

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

     UTILITY SEGMENT NET REVENUES

     Utility net revenues for the quarter ended March 31, 2001, increased $21.7 million (12.3 percent) from the same period last year to $198.3 million. This represents a $0.29 per average common share improvement this quarter over the three months ended March 31, 2000.

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

Gas, Weather and Meter Statistics

	Three Months Ended
	March 31,
					Percent
	2001	2000		Variance	Inc. (Dec.)

Gas Sales and Deliveries (thousands of therms)

Firm

Gas Sold and Delivered	386,006	368,684		17,322	4.7

Gas Delivered for Others	180,124	152,337		27,787	18.2

Total Firm	566,130	521,021		45,109	8.7

Interruptible

Gas Sold and Delivered	1,971	8,705		(6,734)	(77.4)

Gas Delivered for Others	82,276	81,892		384	0.5

Total Interruptible	84,247	90,597		(6,350)	(7.0)

Electric Generation—Delivered for Others	20,622	27,598		(6,976)	(25.3)

Total Deliveries	670,999	639,216		31,783	5.0

Degree Days

Actual	2,232	1,953		279	14.3

Normal	2,130	2,135		(5)	(0.2)

Percent Colder (Warmer) than Normal	4.8%	(8.5%	)	—	—

Customer Meters (end of period)	903,383	872,122		31,261	3.6

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

     Utility income taxes rose $5.2 million primarily due to an increase in pre-tax income this quarter. For utility operations, the effective income tax rates were 39.0 percent for the second fiscal quarter of 2001 and 37.0 percent for the same period in fiscal year 2000. The rise in the effective income tax rate reflects recently enacted utility income taxes in Maryland and Virginia. The utility’s revenues have been increased by an offsetting amount to reflect collection of these new taxes from customers, thereby mitigating any earnings impact associated with the change.

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

Results of Operations—Six Months Ended March 31, 2001 vs.
   March 31, 2000

     EARNINGS

     For the six months ended March 31, 2001, WGL Holdings reported net income of $112.4 million, or $8.1 million higher than the results reported for the same period last year. Basic earnings per average common share in the current six-month period were $2.42, compared to $2.25 for the six months ended March 31, 2000. Diluted earnings were also $2.42 per average common share in the current six-month period, which represented a 8.0 percent improvement over diluted earnings of $2.24 per average common share for the same period last year. Recurring earnings per average common share for the most recent six months were $2.45, excluding a $0.03 per average common share adjustment for certain general taxes in the first quarter of fiscal year 2001. This compares to recurring diluted earnings per average common share of $2.22 for the first six months of fiscal year 2000, excluding a $0.02 per average common share gain from the sale of certain non-utility investments in that six-month period. WGL Holdings’ utility operations contributed $2.41 and $2.12, respectively, to diluted earnings per average common share for the six months ended March 31, 2001, and 2000.

     Utility net revenues rose by $57.3 million, due to an 18.5 percent rise in the Utility’s firm therm deliveries over the six months ended March 31, 2000. This increase was primarily attributable to a 3.6 percent increase in Washington Gas’ customer base and a 22.2 percent increase in the number of heating degree days over the same six-month period last year. Weather during the first six months of fiscal year 2001 was approximately 13.7 percent colder than normal. The growth in the current six month’s utility net revenues was partially offset by a $9.3 million increase in operation and maintenance expenses primarily attributable to a $6.0 million increase in the Utility’s uncollectible accounts expense.

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

     UTILITY SEGMENT NET REVENUES

     Utility net revenues for the six months ended March 31, 2001, increased $57.3 million (18.5 percent) from the same period last year to $367.8 million. This represents an $0.75 per average common share improvement this period over the six months ended March 31, 2000.

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

	Six Months Ended
	March 31,
					Percent
	2001	2000		Variance	Inc. (Dec.)

Gas Sales and Deliveries (thousands of therms)

Firm
Gas Sold and Delivered	749,248	652,894		96,354	14.8

Gas Delivered for Others	276,724	212,853		63,871	30.0

Total Firm	1,025,972	865,747		160,225	18.5

Interruptible

Gas Sold and Delivered	6,596	18,122		(11,526)	(63.6)

Gas Delivered for Others	154,525	156,196		(1,671)	(1.1)

Total Interruptible	161,121	174,318		(13,197)	(7.6)

Electric Generation—Delivered for Others	72,760	53,353		19,407	36.4

Total Deliveries	1,259,853	1,093,418		166,435	15.2

Degree Days

Actual	3,970	3,248		722	22.2

Normal	3,492	3,503		(11)	(0.3)

Percent Colder (Warmer) than Normal	13.7%	(7.3%	)	—	—

Customer Meters (end of period)	903,383	872,122		31,261	3.6

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

     Utility income taxes rose $15.6 million primarily due to an increase in pre-tax income for the current six-month period. For utility operations, the effective income tax rates were 38.6 percent for the first six months of fiscal quarter of 2001 and 36.7 percent for the same period in fiscal year 2000. The rise in the effective income tax rate reflects recently enacted utility income taxes in Maryland and Virginia. The Utility’s revenues have been increased by an offsetting amount to reflect collection of this new tax from customers, thereby mitigating any earnings impact associated with the change.

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

     Cash Flow from Operating Activities

     Net cash used in operating activities totaled $26.2 million during the first six months of fiscal year 2001 compared to $85.3 million of net cash provided by operating activities for the same period last year. The $111.4 million decline in cash from operating activities was primarily the result of:

•	higher funds used to support increased levels of utility accounts receivable and accrued utility revenues, which resulted from increased firm therm deliveries and higher natural gas costs. In addition, a rise in third party and off-system gas sales also contributed to the increased levels of utility accounts receivable in the current year; and

•	a significant under-recovery of purchased gas costs due from utility customers during the six months ended March 31, 2001 compared to an over-recovery in the prior fiscal year period. This was partially offset by an increase in the over-recovery of purchased gas costs from non-utility operations during the same periods.

     Partially offsetting these uses of cash were:

•	a $34.4 million increase in net income, adjusted for non-cash items;

•	an increase in the level of accounts payable related primarily to gas cost increases;

•	a reduction in the volume of gas stored during the six months ended March 31, 2001 compared with the same period last year, partially offset by a significantly higher price per therm of the stored gas this year; and

•	an increase in accrued taxes, primarily due to higher taxable income.

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

WASHINGTON GAS LIGHT COMPANY

     As discussed on page 2, this Quarterly Report on Form 10-Q includes separate consolidated financial statements for WGL Holdings (pages 4 through 7), as well as for Washington Gas (pages 8 through 11). This section of the Quarterly Report on Form 10-Q discusses the consolidated financial position and results of operations of Washington Gas throughout the reported periods. As previously noted, all results for Washington Gas prior to the November 1, 2000 corporate restructuring are reported on a consolidated basis, in accordance with generally accepted accounting principles. This consolidation reflects the results of Washington Gas’ operations, as well as those of its subsidiaries prior to the restructuring. All results of operations reported after the restructuring reflect the financial position and results of Washington Gas alone.

     In many cases, the reasons for the changes in the financial position and results of operations for both WGL Holdings and Washington Gas are essentially the same. In those instances, the reader is referred to the WGL Holdings Management’s Discussion and Analysis of Financial Condition and Results of Operations, which begins on page 21. The following management’s discussion of Washington Gas’ financial position and results of operations only describes those instances in which the reasons for changes in the financial results or results of operations vary significantly from those of WGL Holdings.

RESULTS OF OPERATIONS—THREE MONTHS ENDED
   MARCH 31, 2001 VS. MARCH 31, 2000

     EARNINGS

     For the three months ended March 31, 2001, Washington Gas reported net income applicable to common stock of $60.7 million, a $4.2 million decline over the results reported for the same period last year. Washington Gas results for the current quarter are $1.3 million lower than for WGL Holdings because they do not include net income generated by Washington Gas’ former subsidiaries (including the 50 percent equity investment in Primary Investors), as well as operating expenses incurred by the holding company. In compliance with generally accepted accounting principles, the subsidiary earnings for the current quarter were recognized on the consolidated financial statements of WGL Holdings, the new parent company of Washington Gas’ former subsidiaries.

     The primary reason for the improvement in Washington Gas’ results was an 8.7 percent increase in firm therm deliveries over the same quarter last year, which reflected a 14.3 percent increase in the number of heating degree days and a 3.6 percent increase in its customer base. These increases resulted in a $21.7 million improvement in utility net revenues. Included in the net revenue increase are $7.5 million of revenues the Utility is collecting from recently enacted rights-of-way fees and state income taxes.

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

     Non-utility operating income was $4.4 million in the second quarter of fiscal year 2000 and $0.4 million in the current quarter. The Washington Gas consolidated financial statements were prepared in accordance with generally accepted accounting principles, and therefore, non-utility results reported on these statements for the quarters ended March 31, 2001 and 2000 are not comparable because of the absence of the results for the energy marketing and HVAC segments in the current quarter. These entities became subsidiaries and investments of WGL Holdings pursuant to the November 1, 2000 corporate restructuring. Comparable results for the non-utility operations are reflected in WGL Holdings’ consolidated financial statements and notes thereto which begin on page 4, and the WGL Holdings Management’s Discussion and Analysis of Financial Condition and Results of Operations which begins on page 21.

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

     UTILITY NET REVENUES

     The operating revenues and cost of gas for the three months ended March 31, 2001 (reported on the Washington Gas Consolidated Statements of Income on page 9), both include offsetting amounts of $4.0 million for system balancing transactions with WGEServices, a subsidiary of Washington Gas before the November 1, 2000 restructuring. These intercompany charges were eliminated on WGL Holdings’ Consolidated Statements of Income (page 5). The reasons for the remaining variances in Washington Gas’ utility net revenues are essentially identical to the Utility Segment Net Revenues results discussed in WGL Holdings’ Management’s Discussion and Analysis beginning on page 22.

     OTHER UTILITY OPERATING EXPENSES

     The other utility operating expenses reported by Washington Gas for the quarter ended March 31, 2001, include $0.8 million of expenses for transactions with Hampshire Gas Company (Hampshire), a subsidiary of Washington Gas before the restructuring. These intercompany charges were eliminated on WGL Holdings’ Consolidated Statements of Income (page 5). The utility operating expenses reported by Washington Gas exclude $0.6 million of other utility operating expenses incurred by Hampshire in the second quarter of fiscal year 2001. The reasons for the remaining variances in Washington Gas’ other utility operating expenses are essentially identical to Other Utility Segment Operating Expenses, discussed in WGL Holdings’ Management’s Discussion and Analysis which begins on page 24.

     NON-UTILITY OPERATING RESULTS

     The non-utility results of operations reported by Washington Gas for the current quarter exclude the results of its former energy marketing and HVAC segments. For a discussion of the results of these segments for the three months ended March 31, 2001 and 2000, see Non-Utility Operating Results, beginning on page 25 of WGL Holdings’ Management’s Discussion and Analysis.

     A portion of the Company’s consumer financing activities continued to be performed by Washington Gas during the three months ended March 31, 2001, prior to the movement of this activity to a subsidiary of WGL Holdings. See Consumer Financing Segment on page 26 of the WGL Holdings’ Management’s Discussion and Analysis for a complete discussion about the results of operations for the consumer financing segment.

     OTHER INCOME (EXPENSES)—NET AND INTEREST EXPENSE

     The primary reasons for the changes in Washington Gas’ Other Income (Expenses)-Net and Interest Expense are essentially as those described in WGL Holdings’ Management’s Discussion and Analysis on page 26.

RESULTS OF OPERATIONS—SIX MONTHS ENDED
   MARCH 31, 2001 VS. MARCH 31, 2000

     EARNINGS

     For the six months ended March 31, 2001, Washington Gas reported net income applicable to common stock of $111.6 million, a $7.2 million improvement over the results reported for the same period last year. Washington Gas results for the current quarter are $0.8 million lower than for WGL Holdings because they do not include net income generated by Washington Gas’ former subsidiaries (including the 50 percent equity investment in Primary Investors) after the November 1, 2000 corporate restructuring, as well as operating expenses incurred by the holding company during the current six-month period. In compliance with generally accepted accounting principles, the subsidiary earnings reported after November 1,

2000 were recognized on the consolidated financial statements of WGL Holdings, the new parent company of Washington Gas’ former subsidiaries.

     The primary reason for the improvement in Washington Gas’ results was an 18.5 percent increase in firm therm deliveries over the same six-month period last year, which reflected a 22.2 percent increase in the number of heating degree days and a 3.6 percent increase in its customer base. These increases resulted in a $57.3 million improvement in utility net revenues.

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

     Non-utility operating income was $6.4 million in the six months ended March 31, 2000 and $0.6 million in the same period this year. The Washington Gas non-utility results for the six months ended March 31, 2001 and 2000 are not comparable because of the absence of results for the energy marketing and HVAC segments subsequent to the November 1, 2000 corporate restructuring. At that time, these entities became subsidiaries and investments of WGL Holdings. Comparable results for the non-utility operations are reflected in WGL Holdings’ consolidated financial statements and notes thereto which begin on page 4, and the WGL Holdings Management’s Discussion and Analysis of Financial Condition and Results of Operations which begins on page 21.

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

     UTILITY NET REVENUES

     The operating revenues and cost of gas for the six months ended March 31, 2001 (reported on the Washington Gas Consolidated Statements of Income on page 10), both include offsetting amounts of $6.1 million for system balancing transactions with WGEServices, a subsidiary of Washington Gas before the November 1, 2000 restructuring. These intercompany charges were eliminated on WGL Holdings’ Consolidated Statements of Income (page 6). The reasons for the remaining variances in Washington Gas’ utility net revenues are essentially identical to the Utility Segment Net Revenues results discussed in WGL Holdings’ Management’s Discussion and Analysis beginning on page 28.

     OTHER UTILITY OPERATING EXPENSES

     The other utility operating expenses reported by Washington Gas for the six months ended March 31, 2001, include $1.2 million of expenses for transactions with Hampshire. These intercompany charges were eliminated on WGL Holdings’ Consolidated Statements of Income (page 6). The utility operating expenses reported by Washington Gas exclude $1.0 million of other utility operating expenses incurred by Hampshire subsequent to November 1, 2000. The reasons for the remaining variances in Washington Gas’ other utility operating expenses are essentially identical to Other Utility Operating Expenses, discussed in WGL Holdings’ Management’s Discussion and Analysis which begins on page 30.

     NON-UTILITY OPERATING RESULTS

     The non-utility results of operations reported by Washington Gas exclude the results of its former energy marketing and HVAC segments after November 1, 2000. For a complete discussion of the results of these segments for the six months ended March 31, 2001 and 2000, see Non-Utility Operating Results beginning on page 30 of WGL Holdings’ Management’s Discussion and Analysis.

     OTHER INCOME (EXPENSES)—NET AND INTEREST EXPENSE

     The primary reasons for the changes in Washington Gas’ Other Expenses-Net and Interest Expense are essentially as those described in WGL Holdings’ Management’s Discussion and Analysis on page 32.

LIQUIDITY AND CAPITAL RESOURCES

     This section does not differ materially from the disclosure provided in the WGL Holdings Management’s Discussion and Analysis. However, Washington Gas’ investing activities for the current six-month period includes an $11.8 million cash transfer related to the formation of the holding company and the related dividend of the former subsidiaries. Please refer to the Washington Gas Statements of Cash Flows on page 11.

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

     Historically, the responsibility for managing daily demand fluctuations from WGEServices customers resulting from variability in weather was assumed by WGL Holdings’ regulated utility subsidiary through the use of its storage and peaking capacity. The regulated utility charged WGEServices a fee for this service.

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

WGL HOLDINGS, INC

and

WASHINGTON GAS LIGHT COMPANY

(Co-Registrants)

Date: August 15, 2001	/s/ Robert E. Tuoriniemi

Robert E. Tuoriniemi Controller (Principal Accounting Officer)