Form 10-Q
period 2001-12-31
WGL HOLDINGS INC; WASHINGTON GAS LIGHT CO
filed 2002-02-14
CIK 1103601, 104819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]            Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended December 31, 2001

OR

[  ]            Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	Exact name of registrant as		I.R.S.
Commission	specified in its charter and principal	State of	Employer
File Number	office address and telephone number	Incorporation	I.D. Number

1-16163	WGL Holdings, Inc. 1100 H Street, N.W. Washington, D.C. 20080 (703) 750-2000	Virginia	52-2210912

1-1483	Washington Gas Light Company 1100 H Street, N.W. Washington, D.C. 20080 (703) 750-4440	District of Columbia and Virginia	53-0162882

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) has been subject to filing requirements for the past 90 days, Yes  X
No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

WGL Holdings common stock, no par value, outstanding as of January 31, 2002: 48,565,939 shares

All of the outstanding shares of common stock ($1 par value) of Washington Gas Light Company were held by WGL Holdings, Inc. as of January 31, 2002.

Form 10-Q
For the First Fiscal Quarter Ended December 31, 2001

TABLE OF CONTENTS

PART I.	Financial Information

Item 1.	Financial Statements:

	WGL Holdings, Inc.:

	Consolidated Balance Sheets	3

	Consolidated Statements of Income	4

	Consolidated Statements of Cash Flows	5

	Washington Gas Light Company:

	Consolidated Balance Sheets	6

	Consolidated Statements of Income	7

	Consolidated Statements of Cash Flows	8

	Notes to Consolidated Financial Statements	9

	(WGL Holdings, Inc. and Washington Gas Light Company —Combined)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

	WGL Holdings, Inc.	16

	Washington Gas Light Company	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risks of the Company	26

PART II.	Other Information

Item 6.	Exhibits and Reports on Form 8-K	26

Signature		28

FILING FORMAT

     This Quarterly Report on Form 10-Q is a combined report being filed by two different registrants: WGL Holdings, Inc. (WGL Holdings or the Company) and Washington Gas Light Company (Washington Gas or the regulated utility). Except where the content clearly indicates otherwise, any references in the report to “WGL Holdings” or “the Company” includes all subsidiaries of WGL Holdings, including Washington Gas.

     Effective November 1, 2000, Washington Gas and its subsidiaries became subsidiaries of WGL Holdings, a newly formed holding company that was established under the Public Utility Holding Company Act of 1935. At that time, all of the shares of common stock of Washington Gas, a regulated natural gas utility, were converted into an equal number of shares of common stock of WGL Holdings. WGL Holdings also owns all of the shares of common stock of Washington Gas’s former wholly-owned subsidiaries (Crab Run Gas Company, Hampshire Gas Company and Washington Gas Resources Corporation), and its former 50-percent equity investment in Primary Investors, LLC.

     Part I —Financial Information of this Quarterly Report on Form 10-Q includes separate consolidated financial statements (i.e. balance sheets, statements of income and statements of cash flows) for WGL Holdings and Washington Gas. The WGL Holdings financial statements (pages 3 through 5) present the consolidated financial position and results of operations of WGL Holdings for the respective periods indicated after the November 1, 2000 corporate restructuring, as well as the consolidated financial position of Washington Gas prior to the corporate restructuring. The consolidated results of operations and financial position of Washington Gas immediately before the corporate restructuring are essentially identical to the financial position and results of operations of WGL Holdings immediately after the corporate restructuring.

     The consolidated financial statements for Washington Gas (pages 6 through 8) present the financial position and results of operations of Washington Gas throughout the reported periods, as well as the consolidated financial position and results of operations of Washington Gas’s former subsidiaries prior to the November 1, 2000, corporate restructuring.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WGL Holdings, Inc. Consolidated Balance Sheets

	December 31,	September 30,
(Thousands)	2001	2001

	(Unaudited)
ASSETS

Property, Plant and Equipment

At original cost	$2,365,654	$2,340,410

Accumulated depreciation and amortization	(835,459)	(820,663)

Net Property, Plant and Equipment	1,530,195	1,519,747

Current Assets

Cash and cash equivalents	13,360	12,104

Accounts receivable	227,543	152,914

Gas costs due from customers	54,040	58,718

Allowance for doubtful accounts	(19,242)	(19,539)

Accrued utility revenues	70,725	15,180

Materials and supplies—principally at average cost	14,430	14,230

Storage gas—at cost (first-in, first-out)	95,860	135,762

Other prepayments—principally taxes	17,012	19,462

Deferred gas costs—unregulated operations	184	605

Other	2,028	3,063

Total Current Assets	475,940	392,499

Deferred Charges and Other Assets

Regulatory assets	99,051	98,323

Equity in 50%-owned residential HVAC investment, excluding tax benefits (Note 4)	10,552	10,802

Prepaid qualified pension benefits	43,711	38,844

Other	32,164	20,898

Total Deferred Charges and Other Assets	185,478	168,867

Total Assets	$2,191,613	$2,081,113

CAPITALIZATION AND LIABILITIES

Capitalization

Common shareholders’ equity	$803,298	$788,253

Washington Gas Light Company preferred stock	28,173	28,173

Long-term debt	612,964	584,370

Total Capitalization	1,444,435	1,400,796

Current Liabilities

Current maturities of long-term debt	42,900	48,179

Notes payable	170,897	134,052

Accounts payable	117,858	116,822

Wages payable	13,107	15,358

Dividends declared	15,622	15,621

Customer deposits and advance payments	21,372	8,657

Gas costs due to customers	3,473	1,862

Deferred income taxes	1,725	3,539

Accrued taxes	20,812	13,129

Other	14,361	3,717

Total Current Liabilities	422,127	360,936

Deferred Credits

Unamortized investment tax credits	17,412	17,640

Deferred income taxes	212,307	209,292

Accrued pensions and benefits	34,716	34,840

Other	60,616	57,609

Total Deferred Credits	325,051	319,381

Total Capitalization and Liabilities	$2,191,613	$2,081,113

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

WGL Holdings, Inc. Consolidated Statements of Income (Unaudited)

	Three Months Ended
	December 31,

(Thousands, Except Per Share Data)	2001	2000

UTILITY OPERATIONS

Operating Revenues	$266,656	$540,357

Less: Cost of gas	126,533	352,811

Revenue taxes	7,865	18,029

Utility Net Revenues	132,258	169,517

Other Operating Expenses

Operation	37,341	38,411

Maintenance	9,638	7,883

Depreciation and amortization	17,652	16,856

General taxes	7,303	7,442

Income taxes	19,356	32,843

Utility Other Operating Expenses	91,290	103,435

Utility Operating Income	40,968	66,082

NON-UTILITY OPERATIONS

Operating Revenues

Retail energy-marketing	129,112	89,508

Heating, ventilating and air conditioning	20,756	16,294

Other non-utility	572	874

Non-Utility Operating Revenues	150,440	106,676

Equity Loss in 50%-Owned Residential HVAC Investment	(707)	(575)

Other Operating Expenses (Income)

Operating expenses	147,397	106,744

Income taxes	1,037	(387)

Non-Utility Operating Expenses	148,434	106,357

Non-Utility Operating Income (Loss)	1,299	(256)

TOTAL OPERATING INCOME	42,267	65,826

Other Income (Expenses)—Net	210	(1,950)

INCOME BEFORE INTEREST EXPENSE	42,477	63,876

INTEREST EXPENSE

Interest on long-term debt	10,753	9,968

Other	1,157	3,157

Total Interest Expense	11,910	13,125

DIVIDENDS ON WASHINGTON GAS PREFERRED STOCK	330	330

NET INCOME	$30,237	$50,421

AVERAGE COMMON SHARES OUTSTANDING	48,557	46,475

EARNINGS PER AVERAGE COMMON SHARE—BASIC AND DILUTED (Note 3)	$0.62	$1.08

DIVIDENDS DECLARED PER COMMON SHARE	$0.315	$0.310

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

WGL Holdings, Inc. Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	December 31,

(Thousands)	2001	2000

OPERATING ACTIVITIES

Net income	$30,237	$50,421

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH

USED IN OPERATING ACTIVITIES

Depreciation and amortization (a)	18,816	18,234

Deferred income taxes—net	2,894	4,453

Amortization of investment tax credits	(228)	(225)

Accrued/deferred pension cost	(3,493)	(3,754)

Allowance for funds used during construction	112	(248)

Equity loss in 50%-owned residential HVAC investment (Note 4)	707	575

Other non-cash charges (credits)—net, including gains and losses on investing activities	236	(99)

	49,281	69,357

CHANGES IN ASSETS AND LIABILITIES

Accounts receivable and accrued utility revenues	(130,471)	(339,845)

Gas costs due from/to customers—net	6,289	(798)

Storage gas	39,902	29,396

Materials and supplies	(200)	1,707

Other prepayments—principally taxes	2,450	(1,146)

Accounts payable	1,036	111,653

Wages payable	(2,251)	(1,514)

Customer deposits and advance payments	12,715	(2,789)

Accrued taxes	7,683	36,498

Accrued interest	10,507	9,723

Deferred purchased gas costs—net	(3,940)	(3,892)

Deferred unregulated purchased gas costs	421	7,184

Installation costs (non-utility)	—	7,528

Other—net	3,626	2,450

Net Cash Used in Operating Activities	(2,952)	(74,488)

FINANCING ACTIVITIES

Long-term debt issued	35,633	29,107

Long-term debt retired	(12,335)	(544)

Debt issuance costs	(126)	(156)

Notes payable	36,845	66,309

Dividends on common stock	(15,291)	(14,408)

Other financing activities	59	(54)

Net Cash Provided by Financing Activities	44,785	80,254

INVESTING ACTIVITIES

Capital expenditures	(28,645)	(14,751)

50%-owned residential HVAC investment (Note 4)	(450)	--

Other investing activities	(11,482)	(167)

Net Cash Used in Investing Activities	(40,577)	(14,918)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (b)	1,256	(9,152)

Cash and Cash Equivalents at Beginning of Year (b)	12,104	24,336

Cash and Cash Equivalents at End of Period (b)	$13,360	$15,184

(a) Includes amounts charged to other accounts

(b) Cash equivalents are highly liquid investments with a maturity of three months or less when purchased

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Income taxes paid	$3,294	$151

Interest paid	$1,128	$3,402

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Washington Gas Light Company Consolidated Balance Sheets

	December 31,	September 30,
(Thousands)	2001	2001

	(Unaudited)
ASSETS

Property, Plant and Equipment

At original cost	$2,342,715	$2,317,566

Accumulated depreciation and amortization	(821,133)	(806,730)

Net Property, Plant and Equipment	1,521,582	1,510,836

Current Assets

Cash and cash equivalents	18,667	7,537

Accounts receivable (Note 7)	110,008	69,481

Gas costs due from customers	54,040	58,718

Allowance for doubtful accounts	(16,612)	(17,279)

Accrued utility revenues	70,725	15,180

Materials and supplies—principally at average cost	14,200	14,000

Storage gas—at cost (first-in, first-out)	75,083	109,674

Receivables from associated companies (Note 7)	—	8,500

Other prepayments—principally taxes	13,784	16,641

Total Current Assets	339,895	282,452

Deferred Charges and Other Assets

Regulatory assets	99,051	98,323

Prepaid qualified pension benefits	43,490	38,647

Other	31,023	18,656

Total Deferred Charges and Other Assets	173,564	155,626

Total Assets	$2,035,041	$1,948,914

CAPITALIZATION AND LIABILITIES

Capitalization

Common shareholders’ equity	$737,946	$723,886

Preferred stock	28,173	28,173

Long-term debt	612,757	584,165

Total Capitalization	1,378,876	1,336,224

Current Liabilities

Current maturities of long-term debt	42,674	47,937

Notes payable	139,692	98,724

Accounts payable (Note 7)	60,752	89,297

Wages payable	12,455	14,928

Dividends declared	15,632	15,627

Customer deposits and advance payments	21,372	8,657

Gas costs due to customers	3,473	1,862

Deferred income taxes	2,468	4,114

Accrued taxes	17,854	8,364

Other	13,827	3,428

Total Current Liabilities	330,199	292,938

Deferred Credits

Unamortized investment tax credits	17,381	17,606

Deferred income taxes	214,172	210,469

Accrued pensions and benefits	34,589	34,730

Other	59,824	56,947

Total Deferred Credits	325,966	319,752

Total Capitalization and Liabilities	$2,035,041	$1,948,914

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Washington Gas Light Company Consolidated Statements of Income (Unaudited)

	Three Months Ended
	December 31,

(Thousands)	2001	2000

UTILITY OPERATIONS

Operating Revenues (Note 7)	$270,639	$542,467

Less: Cost of gas (Note 7)	130,516	354,921

Revenue taxes	7,865	18,029

Utility Net Revenues	132,258	169,517

Other Operating Expenses

Operation (Note 7)	37,846	38,623

Maintenance	9,597	7,855

Depreciation and amortization	17,486	16,748

General taxes	7,227	7,381

Income taxes	19,253	32,849

Utility Other Operating Expenses	91,409	103,456

Utility Operating Income	40,849	66,061

NON-UTILITY OPERATIONS

Operating Revenues

Retail energy-marketing	—	17,755

Heating, ventilating and air conditioning	—	5,066

Other non-utility	472	874

Non-Utility Operating Revenues	472	23,695

Equity Loss in 50%-Owned Residential HVAC Investment	—	(167)

Other Operating Expenses (Income)

Operating expenses	388	23,473

Income taxes	(20)	(118)

Non-Utility Operating Expenses	368	23,355

Non-Utility Operating Income	104	173

TOTAL OPERATING INCOME	40,953	66,234

Other Income (Expenses)—Net	799	(1,777)

INCOME BEFORE INTEREST EXPENSE	41,752	64,457

INTEREST EXPENSE

Interest on long-term debt	10,753	9,968

Other	1,416	3,242

Total Interest Expense	12,169	13,210

NET INCOME	29,583	51,247

DIVIDENDS ON PREFERRED STOCK	330	330

NET INCOME APPLICABLE TO COMMON STOCK	$29,253	$50,917

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Washington Gas Light Company Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	December 31,

(Thousands)	2001	2000

OPERATING ACTIVITIES

Net income	$29,583	$51,247

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH

PROVIDED BY (USED IN) OPERATING ACTIVITIES

Depreciation and amortization (a)	18,361	17,984

Deferred income taxes—net	3,751	7,851

Amortization of investment tax credits	(226)	(224)

Accrued/deferred pension cost	(3,469)	(3,738)

Allowance for funds used during construction	112	(248)

Equity loss in 50%-owned residential HVAC investment	—	167

Other non-cash charges and (credits)—net, including gains and losses on investing activities	236	(99)

	48,348	72,940

CHANGES IN ASSETS AND LIABILITIES

Accounts receivable and accrued utility revenues	(88,239)	(290,243)

Gas costs due from/to customers—net	6,289	(798)

Storage gas	34,591	29,396

Materials and supplies	(200)	1,707

Other prepayments—principally taxes	2,857	(1,055)

Accounts payable	(28,845)	88,384

Wages payable	(2,473)	(1,576)

Customer deposits and advance payments	12,715	(2,789)

Accrued taxes	9,490	33,052

Pipeline refunds due to customers	(110)	160

Accrued Interest	10,507	9,723

Deferred purchased gas costs—net	(3,940)	(3,892)

Deferred unregulated purchased gas costs	—	(2,405)

Other—net	1,945	7,295

Net Cash Provided by (Used in) Operating Activities	2,935	(60,101)

FINANCING ACTIVITIES

Long-term debt issued	35,560	28,940

Long-term debt retired	(12,240)	(487)

Debt issuance costs	(121)	(156)

Notes payable	40,968	60,410

Dividends on common and preferred stock	(15,625)	(14,738)

Other financing activities	6	(369)

Net Cash Provided by Financing Activities	48,548	73,600

INVESTING ACTIVITIES

Capital expenditures	(28,871)	(14,408)

Formation of holding company	—	(11,797)

Other investing activities	(11,482)	(167)

Net Cash Used in Investing Activities	(40,353)	(26,372)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (b)	11,130	(12,873)

Cash and Cash Equivalents at Beginning of Year (b)	7,537	24,336

Cash and Cash Equivalents at End of Period (b)	$18,667	$11,463

(a) Includes amounts charged to other accounts

(b) Cash equivalents are highly liquid investments with a maturity of three months or less when purchased

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Income taxes paid	$270	$6

Interest paid	$930	$3,402

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

WGL Holdings, Inc. and
Washington Gas Light Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—GENERAL

     Effective November 1, 2000, Washington Gas Light Company (Washington Gas or the regulated utility) and its subsidiaries became subsidiaries of WGL Holdings, Inc. (WGL Holdings or the Company), a newly formed holding company that was established under the Public Utility Holding Company Act of 1935. At that time, all of the shares of common stock of Washington Gas, a regulated natural gas utility, were converted into an equal number of shares of common stock of WGL Holdings. WGL Holdings also owns all of the shares of common stock of Washington Gas’s former wholly-owned subsidiaries (Crab Run Gas Company, Hampshire Gas Company, and Washington Gas Resources Corporation), and its former 50-percent equity investment in Primary Investors, LLC (Primary Investors). Refer to WGL Holdings fiscal year 2001 Annual Report on Form 10-K for additional details about this restructuring.

     This Quarterly Report on Form 10-Q is a combined report of WGL Holdings and Washington Gas. Consolidated Financial Statements included in this Quarterly Report on Form 10-Q are presented as follows:

WGL Holdings —For all periods reported in this Quarterly Report on Form 10-Q prior to November 1, 2000, the consolidated financial position and results of operations reflect Washington Gas and its subsidiaries. The consolidated financial position and results of operations of Washington Gas immediately before the November 1, 2000 corporate restructuring are essentially identical to the consolidated financial position and results of operations of WGL Holdings immediately after the November 1, 2000 corporate restructuring.

Washington Gas —For all periods reported in this Quarterly Report on Form 10-Q, the Washington Gas financial statements present the financial position and results of operations reported. The Washington Gas consolidated statements also include the results of operations and cash flow of its former wholly-owned subsidiaries and 50-percent equity investment in Primary Investors prior to the November 1, 2000 corporate restructuring.

     These notes are an integral part of the accompanying consolidated financial statements of WGL Holdings and its subsidiaries, including Washington Gas. Except where otherwise noted, these Notes to Consolidated Financial Statements apply equally to WGL Holdings and Washington Gas. In the opinion of WGL Holdings and Washington Gas, these financial statements, including the notes thereto, reflect all adjustments (which include only normal recurring adjustments) necessary for a fair statement of the results of operations for the periods presented. The financial statements, including notes thereto, should be read together with the combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2001.

     Washington Gas’s financial position and results of operations account for the vast majority of the WGL Holdings’ financial position and results of operations. Due to the seasonal nature of Washington Gas’s business, the results of operations shown do not necessarily represent the expected results of either WGL Holdings or Washington Gas for the entire fiscal year ending September 30, 2002.

Basis of Presentation and Use of Estimates in Preparation of Financial Statements

     The interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Therefore, certain information and footnote disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP) are omitted pursuant to the SEC rules and regulations. The interim consolidated financial statements and notes thereto should be read in conjunction with the WGL Holdings Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

     In accordance with GAAP, the Company’s management makes certain estimates and assumptions regarding: 1) reported amounts of assets and liabilities; 2) disclosure of contingent assets and liabilities at the date of the financial statements; and 3) reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The accompanying unaudited consolidated financial statements for WGL Holdings and Washington Gas reflect all normal recurring adjustments that are necessary, in the opinion of management, to present fairly the results of operations in accordance with GAAP.

     RECLASSIFICATIONS

     Certain amounts in the prior year’s financial statements were reclassified to conform to current year presentation.

NOTE 2—LONG-TERM DEBT

     UNSECURED MEDIUM-TERM NOTES

     In October 2001, Washington Gas issued unsecured Medium-Term Notes (MTNs) totaling $27 million at fixed interest rates ranging between 6.00 and 6.05 percent, which mature in October 2011. The regulated utility has the option to redeem all, or part, of either issue of these MTNs at any time prior to maturity at the greater of 100 percent of the principal amount or the present value of the remaining scheduled payments of the notes to be redeemed, discounted to the redemption date on a semi-annual basis at the comparable treasury rate plus 20 basis points and accrued interest up to the date of redemption.

NOTE 3—COMMON STOCK, PREFERRED STOCK AND EARNINGS PER SHARE

     EARNINGS PER SHARE

     Basic earnings per share (EPS) is computed by dividing net income by the weighted-average number of common shares outstanding during the reported period. Diluted EPS assumes the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period. The following tables show the computation of basic and diluted EPS of WGL Holdings for the three months ended December 31, 2001 and 2000.

Basic and Diluted Earnings Per Average Common Share

	Net		Per Share
(Thousands, Except Per Share Data)	Income	Shares	Amount

For the Three Months Ended Dec. 31, 2001

Basic EPS:

Net Income	$30,237	48,557	$0.62

Stock-Based Compensation Plans		82

Diluted EPS:

Net Income	$30,237	48,639	$0.62

For the Three Months Ended Dec. 31, 2000
Basic EPS:

Net Income	$50,421	46,475	$1.08

Stock-Based Compensation Plans		61

Diluted EPS:

Net Income	$50,421	46,536	$1.08

NOTE 4—PRIMARY INVESTORS, LLC

     In August 1999, Washington Gas and Thayer Capital Partners (Thayer) formed Primary Investors, LLC, (Primary Investors) a limited liability company. Effective November 1, 2000, in connection with the corporate restructuring, Washington Gas transferred its ownership interest to WGL Holdings.

     Primary Investors, through its wholly-owned subsidiary Primary Service Group, LLC (PSG), focuses on investment opportunities in after-market products and services in the heating, ventilating and air conditioning (HVAC) industry. PSG primarily sells, installs, repairs and maintains HVAC equipment in the residential and light commercial markets in the District of Columbia and parts of Maryland and Virginia. PSG has acquired nine companies to date. WGL Holdings and Thayer each own 50 percent of Primary Investors and each has an equal number of representatives on Primary Investors’ Board of Managers. As co-investors, WGL Holdings and Thayer each have committed to invest up to $25 million of equity capital in Primary Investors.

     Through December 31, 2001, WGL Holdings and Thayer each have made investments in Primary Investors totaling $19.8 million. In January 2002, WGL Holdings made an additional investment of $1.0 million. Thayer has contributed an equal amount to Primary Investors. Primary Investors has a loan from a commercial bank with an outstanding balance at December 31, 2001, of $6.75 million. WGL Holdings has neither guaranteed nor cosigned this loan and, accordingly, has no obligation to repay this loan. However, WGL Holdings recognizes that, to advance shareholder interests, it could elect to repay this loan or a part thereof on behalf of Primary. Since inception, Primary Investors has generated operating losses totaling $10.6 million, of which WGL Holdings has recorded its 50-percent share totaling $5.3 million, using the equity method of accounting. WGL Holdings has also recorded $1.8 million of deferred tax assets.

     Thayer and WGL Holdings’ relationship is governed by an investor’s agreement. This agreement grants independent rights to each of the owners of Primary Investors that could affect the timing and the ultimate amount realized from the investment of each party in Primary Investors.

     Effective August 18, 2001, either WGL Holdings or Thayer may exercise its right to sell its individual interest to a third party, after offering the other investor the opportunity to purchase the interest. Subject to certain conditions, either investor can also require the other party to sell. As a result, the ultimate value of WGL Holdings’ investment in Primary Investors could depend on the nature and timing of the exercise of these rights.

     During the fourth quarter of fiscal year 2001, WGL Holdings evaluated its equity investment in Primary Investors. Based on the operating history and the business plans underlying Primary Investors’ forecasts, the Company determined that the fair value of its investment in Primary Investors was less than the carrying amount in its financial statements. Therefore, the Company reflected a permanent write-down of its investment by recording an impairment loss of $3.9 million in the Consolidated Statements of Income for the twelve months ended September 30, 2001. The Company continues to monitor Primary Investors’ performance relative to its plans and continues to evaluate whether its investment in Primary Investors is improving or becoming further impaired.

NOTE 5—DERIVATIVE ACTIVITY

     Effective October 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (SFAS No. 138). SFAS No. 133, as amended, requires derivative instruments, including certain derivative instruments embedded in other contracts, to be recorded at fair value as either an asset or a liability. Changes in the derivative’s fair value would be recorded in earnings, unless it meets specific hedge accounting criteria. Special accounting for qualifying hedges allows derivative gains and losses to offset related results on the hedged item in the income statement or to be recorded in other comprehensive income. Furthermore, this accounting requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

     The Company’s regulated utility subsidiary, Washington Gas, enters into forward looking contracts for the purchase of natural gas that qualify as derivatives under SFAS No. 133. The Company has determined that these forward contracts qualify as normal purchases and sales, as defined in SFAS No. 133, and are therefore exempt from that standard’s reporting requirements.

     During the first quarter of fiscal year 2002, WGEServices, the Company’s energy-marketing subsidiary, entered into call and put options for the purchase and sale of natural gas in order to mitigate the impact of weather variations on customers’ usage and, ultimately, the impact on cost of gas and gross margins. The call options fix the cost of gas WGEServices would incur if colder than anticipated weather caused it to need to purchase additional natural gas over the amounts it has currently contracted and in inventory. Conversely, the put options fix the price that WGEServices can sell excess natural gas if demand for gas is lower than anticipated. The contracts qualify as derivative instruments under SFAS No. 133; however, they do not qualify as hedges under that standard. As a result, the options are recognized at their fair value in the Company’s balance sheet under the caption “Deferred gas cost - unregulated operations” and the related gains and losses on these contracts are reflected in the earnings of the energy-marketing segment. For the first quarter ended December 31, 2001, the segment recorded a $0.2 million loss associated with these option contracts.

NOTE 6—OPERATING SEGMENT REPORTING

     WGL Holdings reports three operating segments: 1) regulated utility; 2) retail energy-marketing; and 3) HVAC activities.

     With 93 percent of WGL Holdings’ assets, the regulated utility segment is its core business. Represented almost entirely by Washington Gas, the regulated utility segment provides regulated gas distribution services (including the purchase and delivery of natural gas, meter reading, responding to customer inquiries and bill preparation) to customers in metropolitan Washington, D.C. and parts of Maryland and Virginia. In addition, the regulated utility segment also includes the operation of an underground natural gas storage facility regulated by the Federal Energy Regulatory Commission.

     Through WGEServices, the retail energy-marketing segment sells natural gas and electricity directly to customers, both inside and outside Washington Gas’s traditional service territory, in competition with unregulated gas and electricity marketers. Through two wholly-owned subsidiaries, Washington Gas Energy Systems, Inc. (WGESystems) and American Combustion Industries, Inc. (ACI) and through the Company’s investment in Primary Investors, the HVAC segment designs, renovates and services mechanical heating, ventilating and air conditioning systems for commercial, governmental and residential customers. The following table presents operating segment information.

OPERATING SEGMENT FINANCIAL INFORMATION

		Non-Utility Operations

	Regulated	Retail Energy				Eliminations/
(Thousands)	Utility	Marketing	HVAC	Other Activities	Total	Other	Consolidated

Three Months Ended December 31, 2001

Total Revenues	$266,656	$129,112	$20,756	$572	$150,440	$—	$417,096

Operating Expenses

Depreciation and Amortization	17,652	127	151	158	436	—	18,088

Other Operating Expenses (a)	188,680	127,331	19,137	493	146,961	—	335,641

Income Tax Expense (Benefit)	19,356	491	565	(19)	1,037	—	20,393

Total Operating Expenses	225,688	127,949	19,853	632	148,434	—	374,122

Equity in Net Loss of Affiliate	—	—	(707)	—	(707)	—	(707)

Operating Income (Loss)	40,968	1,163	196	(60)	1,299	—	42,267

Interest Expense – Net	11,527	233	147	3	383	—	11,910

Other Non-Operating Inc. (Exp.) (b)	182	—	28	—	28	—	210

Dividends on Washington Gas Preferred Stock	330	—	—	—	—	—	330

Net Income (Loss)	$29,293	$930	$77	$(63)	$944	$—	$30,237

Total Assets	$2,045,046	$111,636	$35,023	$23,757	$170,416	$(23,849)	$2,191,613

Capital Expenditures/Investments	$28,815	$—	$423	$(143)	$280	$—	$29,095

Three Months Ended December 31, 2000

Total Revenues	$540,357	$89,508	$16,294	$874	$106,676	$—	$647,033

Operating Expenses

Depreciation and Amortization	16,856	42	134	—	176	—	17,032

Other Operating Expenses (a)	424,576	91,641	13,927	1,000	106,568	—	531,144

Income Tax Expense (Benefit)	32,843	(778)	459	(68)	(387)	—	32,456

Total Operating Expenses	474,275	90,905	14,520	932	106,357	—	580,632

Equity in Net Loss of Affiliate	—	—	(575)	—	(575)	—	(575)

Operating Income	66,082	(1,397)	1,199	(58)	(256)	—	65,826

Interest Expense – Net	12,651	49	374	51	474	—	13,125

Other Non-Operating Inc. (Exp.) (b)	(1,897)	—	(53)	—	(53)	—	(1,950)

Dividends on Washington Gas
Preferred Stock	330	—	—	—	—	—	330

Net Income (Loss)	$51,204	$(1,446)	$772	$(109)	$(783)	$—	$50,421

Total Assets	$2,087,535	$81,082	$44,698	$19,103	$144,883	$6,807	$2,239,225

Capital Expenditures/Investments	$14,495	$—	$133	$123	$256	$—	$14,751

(a)	Includes cost of gas and revenue taxes during all reported periods and gains on the sales of non-utility assets during all reported periods.
(b)	The amounts reported for Other Non-Operating Income (Expense) are net of applicable income taxes.

NOTE 7—TRANSACTIONS BETWEEN WASHINGTON GAS AND AFFILIATES

     Washington Gas and other subsidiaries of WGL Holdings may engage in transactions during the ordinary course of business. All significant intercompany balances have been eliminated from the consolidated financial statements of WGL Holdings. In addition, all such significant transactions between Washington Gas and its affiliates that occurred prior to the November 1, 2000, corporate restructuring have similarly been eliminated from the consolidated financial statements of Washington Gas.

     In compliance with GAAP, transactions between Washington Gas and its affiliates which occurred after the November 1, 2000 corporate restructuring, as well as intercompany balances remaining on Washington Gas’s balance sheet on December 31, 2001, have not been eliminated from the Washington Gas consolidated financial statements. Due to the relatively small size of these transactions, they are not disclosed separately on the face of the Washington Gas consolidated financial statements.

     Washington Gas provides administrative and general support to affiliates and has filed consolidated tax returns, which include affiliated company tax obligations. All such costs are billed to the appropriate affiliates and are reflected in “Accounts receivable” on Washington

Gas’s Consolidated Balance Sheet. Washington Gas may also, on occasion, borrow funds from, or lend funds to, affiliated companies through the operation of a money pool. At December 31, 2001, the Washington Gas Consolidated Balance Sheet reflected a net total of $68 million of intercompany payables and no receivables. All affiliated company transactions, including these balances, were eliminated from the WGL Holdings Consolidated Balance Sheet in accordance with GAAP.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS

     Certain matters discussed in this report, excluding historical information, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the outlook for earnings, revenues and other future financial business performance or strategies and expectations. Forward-looking statements are typically identified by words such as, but not limited to, “estimates”, “expects”, “anticipates”, “intends”, “believes”, “plans” and similar expressions or future or conditional verbs such as “will”, “should”, “would” and “could”. Although the Company believes such forward-looking statements are based on reasonable assumptions, it cannot give assurance that every objective will be achieved. Forward-looking statements speak only as of today, and the Company assumes no duty to update them. The following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: 1) economic, competitive, political and regulatory conditions and developments; 2) capital and energy commodity market conditions; 3) changes in relevant laws and regulations, including tax, environmental and employment laws and regulations; 4) weather conditions; 5) legislative, regulatory, and judicial mandates and decisions; 6) timing and success of business and product development efforts; 7) technological improvements; 8) the pace of deregulation efforts and the availability of other competitive alternatives; and 9) other uncertainties.

     Such uncertainties are difficult to predict accurately and are generally beyond WGL Holdings, Inc.’s (WGL Holdings or the Company) direct control. Accordingly, while it believes that the assumptions are reasonable, WGL Holdings cannot ensure that all expectations and objectives will be realized. Readers are urged to use care and consider the risks, uncertainties and other factors that could affect the Company’s business as described in this Quarterly Report on Form 10-Q. All forward-looking statements made in this report rely upon the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations is divided into the following two major sections:

WGL Holdings —This section describes the financial condition and results of operations of WGL Holdings and its subsidiaries on a consolidated basis. This section includes separate discussions of WGL Holdings’ utility and non-utility operations.

Washington Gas Light Company (Washington Gas) —This section comprises the vast majority of WGL Holdings’ regulated utility segment. As such, the financial condition and results of operations of Washington Gas’s utility operations and WGL Holdings regulated utility segment are essentially the same. Therefore, the discussion of Washington Gas’s financial condition and results of operations only describes those results which are significantly different from those operations which are described in WGL Holdings’ Management’s Discussion and Results of Operations.

     The Management’s Discussion and Analysis of Financial Condition and Results of Operations for both WGL Holdings and Washington Gas should be read in conjunction with the respective company’s Consolidated Financial Statements and the combined Notes thereto.

     Washington Gas provides accounting, legal and other services to its affiliates at cost, the total amounts of which are not material. Additionally, Washington Gas provides system balancing services to all energy marketers participating in the choice programs on its system under approved tariffs which includes the $4.0 million of charges to WGEServices for balancing in the quarter ended December 31, 2001. All of these related-party amounts have been eliminated in the consolidated financial statements of WGL Holdings.

WGL HOLDINGS, INC.

RESULTS OF OPERATIONS —Three Months Ended December 31, 2001 vs. December 31, 2000

     EARNINGS

     For the quarter ended December 31, 2001, WGL Holdings reported net income of $30.2 million compared to $50.4 million reported for the same period last year. The basic and diluted earnings per average common share in the current quarter were $0.62 compared to earnings per average common share of $1.08 for the quarter ended December 31, 2000. A 4.5 percent increase in the average number of common shares outstanding reduced earnings per average common share in the current quarter by $0.03 compared to the same quarter last year. WGL Holdings’ utility operations contributed $0.60 and $1.10 to earnings per average common share for the three months ended December 31, 2001, and 2000, respectively. The utility results for the quarter ended December 31, 2001, include a $0.04 per average common share, non-recurring charge due to business activities the Company had with Enron Corp. (Enron) which is now in bankruptcy. This compares to a $0.03 per average common share non-recurring charge related to a Virginia business license tax incurred as a result of a tax law restructuring during the same quarter of the prior year. The Company’s unregulated segments generated net income of $0.02 per average common share in the current quarter compared to a net loss of $0.02 per average common share last year.

     Utility net revenues declined by $37.3 million or 22.0 percent from the same quarter last year reflecting weather that was 19.2 percent warmer than normal and 36.3 percent warmer than the same period last year. The quarter’s warmer than normal weather reduced earnings per average common share by $0.29 as compared to the same quarter in the prior year that experienced 27.6 percent colder than normal weather and contributed a positive $0.25 per average common share. The impact of the warmer than normal weather was slightly mitigated by the regulated utility’s weather insurance policy. For the quarter ended December 31, 2001, the regulated utility recorded a receivable of $6.6 million, or approximately $0.08 per average common share, of anticipated recoveries under the insurance policy. The benefits, in addition to the corresponding premium paid for the weather insurance are recorded net of income taxes in Other Income (Expenses)-Net.

     The regulated utility purchased the weather insurance policy to reduce the potential impact of warmer than normal weather. Contributions from the weather insurance policy are recorded on a monthly basis, using weather to date and an assumption of normal weather during the remainder of the year. The policy itself pays out on an annual basis and calculates payment based on a full year of weather. This signifies that estimates of payout fluctuate throughout the year as weather changes. In the event the weather is colder than normal during the balance of the current fiscal year, actual recovery would be less than the amount recorded to date. However, any reduction in benefits would be offset by higher net revenues generated by higher deliveries of natural gas. For further discussion please refer to the Company’s most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

     The current quarter’s operation and maintenance expenses remained relatively consistent with those of the prior year period. The provision for uncollectible accounts decreased by $0.5 million from the same period last year to $1.8 million. The decrease reflects warmer than normal weather and lower gas costs in the current quarter versus the same quarter of the prior year. Depreciation and amortization expense rose by $0.8 million reflecting the increase in property, plant and equipment necessary to serve the utilities growing customer base.

     Utility income taxes declined by $13.5 million to $19.4 million as a result of the decrease in utility pretax income, reflecting the current quarter’s warmer weather.

     The non-utility operations earned $0.9 million for the quarter ended December 31, 2001, versus a loss of $0.8 million for the quarter ended December 31, 2000. The increase was primarily attributable to the retail energy-marketing segment that showed improvements in both the sales and margins of natural gas and electricity. Gas customers increased by 7.5 percent from the prior year and cost of gas sharply declined from the prior year. In addition, electricity sales increased as a result of adding approximately 46,000 new electricity accounts. Earnings per average common share from the Company’s non-utility operations increased by $0.04, from a $0.02 loss for the quarter ended December 31, 2000 to $0.02 of earnings per average common share for the current quarter.

     In addition, interest expense decreased from $13.1 million during the quarter ended December 31, 2000, to $11.9 million during the current fiscal quarter. The reduction was primarily attributable to lower short-term interest rates. The volume of short-term borrowings was less than the same quarter of fiscal year 2001 due to lower accounts receivable and storage gas inventory balances, both attributable to the warmer weather and the lower cost of gas. During the quarter ended December 31, 2001, Washington Gas issued $27 million of ten-year Medium-Term Notes (MTNs) at a weighted average coupon rate of 6.01 percent.

     UTILITY NET REVENUES

     Utility net revenues for the quarter ended December 31, 2001, decreased $37.3 million from the same period last year to $132.3 million. This represents a $0.48 per average common share decrease this quarter versus the quarter ended December 31, 2000.

     The following table reflects a 36.3 percent decrease in the number of heating degree days, which resulted in a 30.9 percent decrease in firm therm deliveries over the same quarter last year.

Gas Deliveries, Weather and Meter Statistics

	Three Months Ended
	December 31,
				Percent
	2001	2000	Variance	Inc. (Dec.)

Gas Sales and Deliveries (thousands of therms)

Firm

Gas Sold and Delivered	208,378	363,242	(154,864)	(42.6)

Gas Delivered for Others	109,208	96,600	12,608	13.1

Total Firm	317,586	459,842	(142,256)	(30.9)

Interruptible

Gas Sold and Delivered	3,516	4,625	(1,109)	(24.0)

Gas Delivered for Others	77,835	72,249	5,586	7.7

Total Interruptible	81,351	76,874	4,477	5.8

Electric Generation—Delivered for Others	22,269	52,138	(29,869)	(57.3)

Total Deliveries	421,206	588,854	(167,648)	(28.5)

Degree Days

Actual	1,107	1,738	(631)	(36.3)

Normal	1,370	1,362	8	0.6

Percent (Warmer) Colder than Normal	(19.2%)	27.6%	—	—

Customer Meters (end of period)	921,627	892,719	28,908	3.2

     Gas Delivered to Firm Customers

     The level of gas delivered to firm customers is highly sensitive to weather variability, because a large portion of the natural gas delivered by Washington Gas is used for space heating. The regulated utility’s rates are based on normal weather and none of the tariffs for the jurisdictions in which it operates have a weather normalization provision. Nonetheless, declining block rates in the regulated utility’s Maryland and Virginia jurisdictions reduce the impact that deviations from normal weather have on net revenues.

     During the quarter ended December 31, 2001, firm therm deliveries declined by 142.3 million therms or 30.9 percent from the same quarter last year. This decrease primarily reflects 36.3 percent fewer heating degree days in the current quarter compared to last year partially offset by a 3.2 percent rise in the number of firm customer meters. Weather for the quarter ended December 31, 2001, was 19.2 percent warmer than normal, while weather for the same period last year was 27.6 percent colder than normal.

     An increasing number of customers are choosing to buy the natural gas commodity from third-party suppliers, rather than purchasing the natural gas commodity from Washington Gas “bundled” together with the delivery of the natural gas. As a result, while warm weather affected both firm classes, the volume of firm therm deliveries by the regulated utility to customers who purchase both the natural gas commodity and delivery service as a “bundled” service decreased while the delivery of firm therms for others increased. Gas sold and delivered to firm customers decreased 42.6 percent during the current quarter from 363.2 million therms in the quarter ended December 31, 2000, to 208.4 million therms during the quarter ended December 31, 2001. In contrast, the volume of firm gas delivered for others rose from 96.6 million therms to 109.2 million therms, a 13.1 percent increase. On a per unit basis, the net revenues that Washington Gas earns from delivering gas for others are the same as it earns from bundled gas sales in which customers purchase both the natural gas commodity and the associated delivery service from Washington Gas. Therefore, the regulated utility does not experience any loss of margins when customers choose to purchase the natural gas commodity from a third-party marketer.

     Gas Delivered to Interruptible Customers

     Therm deliveries to Washington Gas’s interruptible customers were 5.8 percent higher during the quarter ended December 31, 2001, than the same period last year. This increase reflects termination of curtailment restrictions imposed last year on interruptible customers due to increased firm customer consumption because of the colder weather. This was partially offset by a 3.7 percent decrease in interruptible meters.

     The effect on net income of any changes in delivered volumes and prices to the interruptible class is minimized by margin-sharing arrangements embedded in Washington Gas’s interruptible rate design. Under these arrangements, Washington Gas applies a majority of the margins earned on interruptible gas sales and deliveries to firm customers’ rates. This margin sharing occurs once Washington Gas reaches a pre-established gross margin threshold in exchange for shifting many of the fixed costs of providing service to the interruptible class to the firm class of customers.

     Gas Delivered for Electric Generation

     Washington Gas sells and/or delivers natural gas for use at two electric generation facilities in Maryland, which are each owned by separate companies that are independent of WGL Holdings. During the current quarter, deliveries to these customers declined 29.9 million therms to 22.3 million therms reflecting warmer weather in the current quarter and the higher level of deliveries last year resulting from of an operational problem that precluded an electric generation facility customer from receiving delivery of other alternate fossil fuels in the quarter ended December 31, 2000.

     Washington Gas shares a significant majority of the margins earned from gas deliveries to these customers with firm customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not have a material impact on either net revenues or net income.

     OTHER UTILITY OPERATING EXPENSES

     Operation and maintenance expenses for the current quarter increased by $0.7 million over the same period last year. The primary reason for the variance was a slight increase in labor related expenses, tempered by a decrease in the provision for uncollectible accounts resulting from warmer weather compared to last year.

     Depreciation and amortization expense increased by $0.8 million in the current quarter reflecting Washington Gas’s increased investment in property, plant and equipment.

     Utility income taxes decreased by $13.5 million as a result of the significant decrease in pre-tax income this quarter. For utility operations, the effective income tax rates were 39.7 percent for the first fiscal quarter of 2002 and 38.1 percent for the same period in fiscal year 2001. The rise in the effective income tax rate reflects the inclusion of the Virginia income tax rate, which became effective in January 2001.

     NON-UTILITY OPERATING RESULTS

     WGL Holdings has two primary unregulated operating segments: 1) retail energy-marketing and 2) heating, ventilating and air conditioning. The net income from these and other minor non-utility activities improved from a $0.8 million net loss during the quarter ended December 31, 2000, to net income of $0.9 million in the current quarter. Earnings per average common share from non-utility activities improved earnings during the quarter ended December 31, 2001, from a $0.02 loss per average common share during the same quarter last year, to income of $0.02 per average common share. The following table compares the financial results from non-utility activities for the quarters ended December 31, 2001 and 2000.

Net Income (Loss) Applicable to Non-Utility Activities

	Three Months Ended
	December 31,

(In thousands)	2001	2000	Variance

Retail energy-marketing	$930	$(1,446)	$2,376

HVAC:

Commercial	855	1,319	(464)

Residential	(778)	(547)	(231)

Other non-utility operations	(63)	(109)	46

Total	$944	$(783)	$1,727

     Retail energy-marketing

     WGL Holdings’ retail energy-marketing subsidiary, Washington Gas Energy Services, Inc. (WGEServices), sells natural gas and electricity in competition with other unregulated marketers. The subsidiary sold 17.0 billion cubic feet (bcf) of gas in the current quarter, an increase of 3.5 percent from 16.4 bcf sold in the same quarter last year. During the quarters ended December 31, 2001 and 2000, respectively, 26.0 percent and 21.1 percent of these sales were made to customers outside of the service territory of the regulated utility. During the quarter ended December 31, 2001, WGEServices sold 1,129.4 gigawatt-hours of electricity to 54,000 accounts, in Maryland and Virginia. In total, WGEServices’ revenues increased from $89.5 million in the quarter ended December 31, 2000, to $129.1 million in the quarter ended December 31, 2001.

     Net income earned by WGEServices increased from a $1.4 million loss in the quarter ended December 31, 2000, to net income of $0.9 million in the quarter ended December 31, 2001, reflecting an improvement in gas margins over the same period last year and profits made on the sale of electricity. The key factor driving this improvement was the drop in the cost of gas in the current fiscal year reflected in the forward price curve that enabled WGEServices to derive wider gas margins.

     HVAC

     Two subsidiaries, American Combustion Industries, Inc. and Washington Gas Energy Systems, Inc., offer large-scale heating, ventilating and air conditioning (HVAC) installations and related services to commercial and government customers. In addition, the Company has a 50-percent equity investment in Primary Investors, LLC, (Primary Investors) a limited liability company that, through its investment in Primary Service Group, LLC, (PSG), has invested in nine companies that offer HVAC products and services to residential and light commercial customers.

     Revenues from the Company’s commercial HVAC activities increased from $16.3 million in the quarter ended December 31, 2000 to $20.8 million in the quarter ended December 31, 2001, a 27.4 percent increase. Net income from these operations decreased from $1.3 million to $0.9 million, as gross margins declined due to a greater portion of this segment’s work being derived from relatively lower margin construction work. The HVAC operations for the three months ended December 31, 2001 and 2000, include net losses of $0.8 million and $0.5 million, respectively, from the Company’s 50-percent equity investment in Primary Investors. The quarterly results reflect the impact of the unusually warm weather with a lower number of heating system service calls. Although the business has shown improvements in integrating operations and reducing selling and administrative expenses, sales and gross profit margins are not at desired levels.

     OTHER INCOME (EXPENSES)-NET

     The $2.2 million increase in Other Income (Expenses)-Net was primarily attributable to a $6.6 million benefit ($4.0 million, after tax, or $0.08 per average common share) recorded from the weather insurance policy purchased in October 2000, by Washington Gas. Additionally, Other Income(Expense)-Net includes an uncollectible accounts receivable provision of $2.8 million ($1.7 million, after tax, or $0.04 per average common share) resulting from the Enron bankruptcy.

     INTEREST EXPENSE

     Total WGL Holdings interest expense decreased by $1.2 million from the same period last year, reflecting the following changes.

Composition of Interest Expense Changes
(In thousands of dollars)

	WGL Holdings			Washington Gas

	Three Months Ended			Three Months Ended
	December 31,			December 31,

	2001	2000	Variance	2001	2000	Variance

Long-Term Debt	$10,753	$9,968	$785	$10,753	$9,968	$785

Short-Term Debt	781	3,147	(2,366)	640	3,147	(2,507)

Other (Includes AFUDC)	376	10	366	776	95	681

Total	$11,910	$13,125	$(1,215)	$12,169	$13,210	$(1,041)

     Interest on long-term debt increased by $0.8 million primarily due to a $60.0 million increase in the average balance of long-term debt outstanding. The weighted-average cost of such debt decreased by 0.08 percentage points during the same period. The embedded cost of long-term debt outstanding at December 31, 2001, was 6.8 percent.

     Interest on short-term debt decreased $2.4 million because of a $55.9 million decline in the average short-term debt balance and a 4.36 percentage point decrease in the weighted-average cost of such debt reflecting the current periods significantly lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has a goal to maintain its common equity ratio in the mid-50 percent range of total consolidated capital. In addition, the Company has a general policy to reduce short-term debt balances in the spring because a significant portion of the Company’s current assets are converted to cash at the end of the heating season. Accomplishing these objectives and maintaining sufficient cash flow are necessary to preserve the Company’s and its regulated utility subsidiary’s credit ratings and to allow access to capital at relatively low costs.

     SHORT-TERM CASH REQUIREMENTS AND RELATED FINANCING

     The Company’s business is highly weather sensitive and seasonal. Approximately 75 percent of Washington Gas’s therm deliveries (excluding deliveries for electric generation) occur in the first and second fiscal quarters. This weather sensitivity causes short-term cash requirements to vary significantly during the year. Cash requirements peak in the fall and winter months when accounts receivable, accrued utility revenues and storage gas are at, or near, their highest levels. After the winter heating season, these assets are converted into cash and are generally used to repay short-term debt and acquire storage gas for the subsequent heating season.

     The Company uses short-term debt in the form of commercial paper and unsecured short-term bank loans to fund seasonal requirements. The utility has regulatory authority to issue up to $300 million of short-term debt. In support of this program, the utility has bank credit facilities totaling $250 million, consistent with its policy of maintaining back up facilities equal to 80% of its authorized maximum short-term debt position. WGL Holdings’ policy is to maintain bank credit facilities in an amount equal to or greater than its expected maximum short-term debt position. At December 31, 2001, these credit facilities totaled $85 million.

     At December 31, 2001, the Company had notes payable outstanding of $170.9 million, compared to $134.1 million at September 30, 2001. The variance in notes payable from September 30, 2001 reflects the Company’s increased use of short-term debt to finance the seasonal increase in accounts receivable and accrued utility revenues.

     LONG-TERM CASH REQUIREMENTS AND RELATED FINANCING

     To fund construction expenditures and other capital requirements, the Company draws upon both internal and external sources of cash. The Company’s ability to generate adequate cash internally depends upon a number of factors, including the timing and amount of rate increases received and the level of therm deliveries. The Company’s last significant base rate increase became effective in December 1994. Because of the annual growth in facilities to serve new customers, the regulated utility is a net borrower of cash on an annual basis. The Company uses a combination of short-term debt as described above, long-term debt and common stock to meet any cash needs not met through funds generated from operations.

     At December 31, 2001, Washington Gas was authorized to issue up to $223 million of long-term debt, representing the remainder under an existing shelf registration statement.

     SECURITY RATINGS

     The table below shows the ratings on both WGL Holdings’ and Washington Gas’s debt instruments.

	WGL Holdings, Inc.		Washington Gas

Rating Service	Unsecured Medium-Term Notes (Indicative)	Commercial Paper	Unsecured Medium-Term Notes	Commercial Paper

Fitch, Inc.	A+	F1	AA-	F1+

Moody’s Investors Service	*	P-1	Aa2	P-1

Standard & Poor’s Corporation	AA-	A-1+	AA-	A-1+

*	Unpublished

     If the Company were to experience a downgrade in its debt ratings, the cost of its future short-term and long-term debt issues would likely rise. Furthermore, a downgrade would result in an increase in facility fees paid to banks.

     CONTRACTUAL OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS AND OTHER COMMERCIAL COMMITMENTS

     Washington Gas has entered into contracts in the normal course of business that require it to make fixed and determinable payments for many years in the future. These obligations consist of long-term debt issued to finance the regulated utility’s capital investment, and obligations to purchase natural gas and pipeline transportation capacity for its regulated utility operations.

     Please refer to the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2001, for a detailed discussion of these contractual obligations. Note 4 in the Company’s Form 10-K for fiscal year 2001 contains details regarding long-term debt, including debt maturities. Note 13 in the Company’s Form 10-K for fiscal year 2001 contains details on natural gas purchase contracts and pipeline capacity contracts. The comparable information as of December 31, 2001 is not materially different from that disclosed in the Company’s Form 10-K for fiscal year 2001.

     The Company’s non-regulated consumer financing operation has, in the past, extended credit to certain residential and small commercial customers to purchase gas appliances and other energy-related products. The operation transfers with recourse certain of these accounts receivable to commercial banks. The Company also finances certain construction projects managed by its commercial HVAC segment. Under the terms of the agreement with the lender, all payments received from the project owner are used to satisfy the principal and interest obligations. The company accounts for these transfers as sales in accordance with Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Please refer to Note 13 of the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2001, for a detailed discussion of these transactions.

     In addition to the contractual obligations shown above, WGL Holdings and an affiliate have guaranteed certain purchases of natural gas and electricity for its retail energy marketing subsidiary, WGEServices. At December 31, 2001, these guarantees totaled $170.3 million. Termination of the guarantees is coincident with the satisfaction of all obligations of WGEServices covered by the guarantees. WGL Holdings may cancel any or all of the guarantees on written notice to the counterparty.

     CASH FLOW FROM OPERATING ACTIVITIES

     Net cash used in operating activities totaled $3.0 million during the first three months of fiscal year 2002 compared to $74.5 million of net cash used in operating activities for the same period in fiscal year 2001. The $71.5 million decline in cash used in operating activities was primarily the result of lower levels of funds required to support accounts receivable and accrued utility revenues, reflecting lower revenues in the current period due to lower sales volumes and lower cost of gas in the current year. The lower cost of gas also required less cash to support the storage gas inventory year over year. Offsetting these lower uses of cash was a lower source of cash from accounts payable for gas purchases, which declined because of the same volumetric and price reasons and lower net income.

     CASH FLOW FROM FINANCING ACTIVITIES

     During the three months ended December 31, 2001, the Company issued $35.6 million of long-term debt, including $27.0 million of MTNs with a weighted average coupon rate of 6.01 percent and $8.6 million of long-term debt used primarily to fund construction projects.

     The dividends paid by the Company during the three months ended December 31, 2001 increased by $0.9 million due to a $0.005 increase per common share paid during in the current three-month period, and the additional 2,038,500 shares of common stock issued in a June 2001 secondary offering.

     CASH FLOW FROM INVESTING ACTIVITIES

     During the three months ended December 31, 2001, WGL Holdings had consolidated capital expenditures of $28.6 million, on a budget of $145.0 million for fiscal year 2002, compared to capital expenditures of $14.8 million for the first three months of fiscal year 2001.

     PRICE RISK RELATED TO RETAIL ENERGY MARKETING OPERATIONS

     The Company’s subsidiary, WGEServices, markets both natural gas and electricity. In the course of its business, WGEServices makes fixed-price sales commitments to customers and purchases the corresponding physical supplies at fixed prices to lock in margins. WGEServices has exposure to changes in gas prices related to the volumetric differences between the purchase commitments and sales commitments. WGEServices has managed the risk associated with gas price fluctuations by closely matching purchases from suppliers with sales commitments to customers.

     Historically, the responsibility for managing daily demand fluctuations from WGEServices’ customers resulting from variability in weather was assumed by WGL Holdings’ regulated utility subsidiary through the use of its storage and peaking capacity. The regulated utility charged WGEServices a fee for this service.

     Effective April 1, 2001, WGEServices assumed a major portion of the responsibility to deliver the appropriate level of gas to its customers on a daily basis. WGEServices will continue to be able to avail itself of certain peak shaving capacity that the regulated utility provides for a fee and also is acquiring a pro-rata portion of the utility’s storage gas capacity to manage its load. Therefore, variations in demand caused by fluctuations in weather applicable to approximately 50-percent of WGEServices’ annual sales volumes could result in WGEServices having contracted for more or less gas than its customers require on any given day. As a result, WGEServices has modified its risk management and procurement policies to reflect the need to obtain storage capacity and other contractual arrangements to meet the weather-related variability in its demand and to ensure the financial exposure caused by this variability in demand is adequately controlled.

     As part of managing this exposure WGEServices purchased call and put options in October 2001, in accordance with its risk management policy. The value of these options are marked-to-market in accordance with the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, beginning in the quarter ended December 31, 2001.

     BASE RATES

     Since its last base rate proceedings in 1994, Washington Gas has successfully maintained a balance between efficient management of resources and the increased costs of doing business. To support the addition of over 175,000 new utility customers since 1994, the regulated utility’s net investment in property, plant and equipment increased 50 percent, or $500 million, while distribution rates remained unchanged. Throughout the same period Washington Gas was able to reduce the level of its operations and maintenance expenses by 14 percent, or $30 million, between fiscal year 1994 and fiscal year 2000. These expense savings were combined with effective deployment of capital to serve new customers.

     In addition to serving a customer base that is 24 percent larger, Washington Gas now operates in a more expensive environment. During these past seven years, inflation, as measured by the consumer price index, rose 19 percent. To continue to deliver competitive returns for shareholders and the high-quality distribution service necessary to support economic growth, Washington Gas has determined it is necessary to file for increased rates in each of its jurisdictions.

     On February 17, 2000, the District of Columbia’s Office of the People’s Counsel (OPC) filed a complaint with the Public Service Commission of the District of Columbia (PSC of DC) requesting an investigation into the rates and charges of Washington Gas. On February 28, 2000, Washington Gas filed an answer urging the PSC of DC to dismiss the OPC complaint because Washington Gas believed OPC’s analysis of the regulated utility’s rates was substantively flawed.

     On March 21, 2001, the PSC of DC issued an Order granting OPC’s request to initiate an investigation into the reasonableness of Washington Gas’s base rates. The PSC of DC’s Order required Washington Gas to file base rate information no later than ninety (90) days from March 21, 2001.

     On June 19, 2001, Washington Gas filed a request for a $16.3 million, or 6.8 percent increase in overall revenues in the District of Columbia in response to the March 21, 2001 Order of the PSC of DC.

     In December 2001, the PSC of DC established a procedural schedule, which includes a projected date for the final decision by the PSC of DC by July 29, 2002. Based on this procedural schedule, the Company expects that new rates would go into effect in August 2002.

     Washington Gas also expects to file requests with the State Corporation Commission of Virginia (SCC of VA) and the Public Service Commission of Maryland (PSC of MD) to increase its regulated utility rates in Virginia and Maryland during the spring of 2002. Both of these upcoming filings are predicated primarily on increases in the property, plant and equipment that serve the significant customer growth in each jurisdiction, as well as increases in the cost of operations and maintenance.

     As with any regulatory proceeding, the Company cannot predict the outcome of any of these rate filings. However, Washington Gas believes that these cases will each be resolved near the beginning of the fiscal year 2003 heating season. Therefore, it is unlikely that any of these cases will have a significant impact on the Company’s financial position or results of operations during fiscal year 2002.

WASHINGTON GAS LIGHT COMPANY

     As discussed on page 2, this Quarterly Report on Form 10-Q includes separate consolidated financial statements for WGL Holdings (pages 3 through 5), as well as for Washington Gas (pages 6 through 8). This section of the Quarterly Report on Form 10-Q discusses the consolidated financial position and results of operations of Washington Gas throughout the reported periods. As previously noted, all results for Washington Gas prior to the November 1, 2000 are reported on a consolidated basis, in accordance with GAAP. This consolidation reflects the results of Washington Gas’s operations, as well as those of its subsidiaries prior to restructuring. All results of operations reported after the restructuring reflect the financial position and results of operations alone.

     In many cases, the reasons for the changes in the financial position and results of operations for both WGL Holdings and Washington Gas are essentially the same. In those instances, the reader is referred to the WGL Holdings Management’s Discussion and Analysis of Financial Condition and Results of Operations, which begins on page 15. The following management’s discussion of Washington Gas’s financial position and results of operations only describes those instances in which the reasons for changes in the financial results or results of operations vary significantly from those of WGL Holdings.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED DECEMBER 31, 2001 vs. DECEMBER 31, 2000

     EARNINGS

     For the three months ended December 31, 2001, Washington Gas reported net income applicable to common stock of $29.3 compared to $50.9 million for the prior year period.

     The primary reason for the decline in Washington Gas’s results was a 36.3 percent decrease in the number of heating degree days when compared to the same period of the prior year. This in turn directly resulted in a 30.9 percent decline in firm therm deliveries over the same quarter last year, despite a 3.2 percent increase in its customer base. These decreases resulted in a $37.3 million decline in utility net revenues.

     The results for Washington Gas are different than for WGL Holdings because they exclude net income in the current quarter and net losses in the same quarter last year from WGL Holdings non-utility subsidiaries after October 31, 2000.

     The non-utility operations contributed $0.1 million of net income. This is a slight decrease from earnings of $0.2 million reported for the prior year period. As a result of the holding company formation on November 1, 2000, the prior year quarter contained fully consolidated results of all non-utility subsidiaries for the month of October 2000. Comparable results for the non-utility operations are reflected in WGL Holdings’ consolidated financial statements and notes thereto which begins on page 3, and the WGL Holdings Management’s Discussion and Analysis of Financial Condition and Results of Operations which begins on page 15. The results include the effects of weather insurance compensation of $6.6 million, the related weather insurance premium of $1.5 million, and the $2.8 million non-recurring charge related to the Enron bankruptcy and their related income tax effects. The details of the weather insurance policy are discussed in WGL Holdings’ Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 15.

     UTILITY NET REVENUES

     The operating revenues and cost of gas for the three months ended December 31, 2001, (reported on the Washington Gas Consolidated Statements of Income on page 7), both include offsetting amounts of $4.0 million for system balancing transactions with WGEServices. These intercompany charges are eliminated on WGL Holdings’ Consolidated Statements of Income (page 4). The reasons for the remaining variances in Washington Gas’s utility net revenues are essentially identical to the “Utility Net Revenues” results discussed in WGL Holdings’ Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 19.

     OTHER UTILITY OPERATING EXPENSES

     The other utility operating expenses reported by Washington Gas for the quarter ended December 31, 2001, include $0.6 million of expenses for transactions with Hampshire Gas Company (Hampshire). These intercompany charges are eliminated on WGL Holdings’ Consolidated Statements of Income (page 4). The reasons for the remaining variances in Washington Gas’s utility net revenues are essentially identical to the “Other Utility Operating Expenses” results discussed in WGL Holdings’ Management’s Discussion and Analysis of Financial Condition and Results of Operations which begins on page 19.

     NON-UTILITY OPERATING RESULTS

     The non-utility results of operations reported by Washington Gas exclude the results of its former retail energy-marketing and HVAC segments after October 31, 2001. For a discussion of the results of operations for the quarters ended December 31, 2001 and 2000, see “Non-Utility Operating Results” beginning on page 19 of WGL Holdings’ Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     OTHER INCOME (EXPENSES)-NET AND INTEREST EXPENSE

     The primary reasons for the changes in Washington Gas’s Other Income (Expenses)-Net and Interest Expense are essentially as those described in WGL Holdings’ Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 20.

LIQUIDITY AND CAPITAL RESOURCES

     This section does not differ materially from the disclosure provided in the WGL Holdings Management’s Discussion and Analysis. However, Washington Gas’s investing activities for the prior three-month period ended December 31, 2000, include an $11.8 million cash transfer related to the formation of the holding company. Please refer to the Washington Gas Statements of Cash Flows on page 8.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS OF THE COMPANY

     WGL Holdings and its subsidiary, Washington Gas, have interest rate risk exposure related to long-term debt. Additionally, WGL Holdings’ subsidiary, WGEServices has price risk exposure related to gas marketing activities. For information regarding the exposure related to these risks, see page 23 of this Form 10-Q, under the caption Price Risk Related to Retail Energy Marketing and Item 7A in WGL Holdings’ and Washington Gas’s most recently filed Form 10-K. Neither WGL Holdings nor Washington Gas’s risk associated with interest rates have materially changed from September 30, 2001. At December 31, 2001, WGEServices’ open position was not material to WGL Holdings’ financial position or results of operations.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits required by Item 601 of Regulation S-X:

99.0	Computation of Ratio of Earnings to Fixed Charges—WGL Holdings, Inc.

99.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—WGL Holdings, Inc.

99.2	Computation of Ratio of Earnings to Fixed Charges—Washington Gas Light Company

99.3	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—Washington Gas Light Company

(b)  Reports on Form 8-K:

     None.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WGL HOLDINGS, INC.

and

WASHINGTON GAS LIGHT COMPANY (Co-Registrants)

Date: February 14, 2002	/s/ Robert E. Tuoriniemi . Robert E. Tuoriniemi Controller (Principal Accounting Officer)