Form 10-Q
period 2002-03-31
WGL HOLDINGS INC; WASHINGTON GAS LIGHT CO
filed 2002-05-15
CIK 1103601, 104819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

[ X ]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2002

OR

[      ]      Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	Exact name of registrant as		I.R.S.
Commission	specified in its charter and principal	States of	Employer
File Number	office address and telephone number	Incorporation	I.D. Number

1-16163	WGL Holdings, Inc.	Virginia	52-2210912
1100 H Street, N.W.
Washington, D.C. 20080
(703) 750-2000

0-49807	Washington Gas Light Company	District of Columbia	53-0162882
	1100 H Street, N.W	and Virginia
Washington, D.C. 20080
(703) 750-4440

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days, Yes   X   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

WGL Holdings, Inc. common stock, no par value, outstanding as of April 30, 2002: 48,565,858 shares

All of the outstanding shares of common stock ($1 par value) of Washington Gas Light Company were held by WGL Holdings, Inc. as of April 30, 2002.

Form 10-Q
For the Second Fiscal Quarter Ended March 31, 2002

TABLE OF CONTENTS

PART I. Financial Information
Item 1.	Financial Statements:
	WGL Holdings, Inc.:
	Consolidated Balance Sheets	4
	Consolidated Statements of Income	5
	Consolidated Statements of Cash Flows	7

	Washington Gas Light Company:
	Consolidated Balance Sheets	8
	Consolidated Statements of Income	9
	Consolidated Statements of Cash Flows	11

	Notes to Consolidated Financial Statements	12
	(WGL Holdings, Inc. and Washington Gas Light Company — Combined)

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	19

	WGL Holdings, Inc.	20

	Washington Gas Light Company	34

Item 3.	Quantitative and Qualitative Disclosures About
	Market Risks of the Company	37

PART II. Other Information

Item 4.	Submission of Matters to a Vote of Security Holders	37

Item 5.	Other Items	39

Item 6.	Exhibits and Reports on Form 8-K	39

Signatures		40

FILING FORMAT

     This Quarterly Report on Form 10-Q is a combined report being filed by two separate registrants: WGL Holdings, Inc. (WGL Holdings or the Company) and Washington Gas Light Company (Washington Gas or the regulated utility). Except where the content clearly indicates otherwise, any reference in the report to “WGL Holdings” or “the Company” is a reference to the consolidated entity of WGL Holdings and all of its subsidiaries, including Washington Gas, a distinct registrant that is a wholly-owned subsidiary of WGL Holdings.

     Effective November 1, 2000, Washington Gas and its subsidiaries became subsidiaries of WGL Holdings, a newly formed holding company that was established under the Public Utility Holding Company Act of 1935. At that time, all of the shares of common stock of Washington Gas, a regulated natural gas utility, were converted into an equal number of shares of common stock of WGL Holdings. WGL Holdings also owns all of the shares of common stock of Washington Gas’ former wholly-owned subsidiaries (Crab Run Gas Company, Hampshire Gas Company and Washington Gas Resources Corporation) and its former 50-percent equity investment in Primary Investors, LLC.

     Part I — Financial Information of this Quarterly Report on Form 10-Q includes separate consolidated financial statements (i.e., balance sheets, statements of income and statements of cash flows) for WGL Holdings and Washington Gas. The WGL Holdings financial statements (pages 4 through 7) present the consolidated financial position and results of operations of WGL Holdings for the respective periods indicated which reflects transactions that occurred after the November 1, 2000, corporate restructuring, as well as the consolidated financial position of Washington Gas prior to the corporate restructuring. The consolidated results of operations and financial position of Washington Gas immediately before the restructuring is essentially identical to the financial position and results of operations of WGL Holdings immediately after the corporate restructuring.

     The consolidated financial statements for Washington Gas, the regulated utility, reflect the corporate restructuring, which took place on November 1, 2000. This restructuring resulted in a change of ownership in several subsidiaries from Washington Gas to WGL Holdings. The consolidated financials of Washington Gas include all pre-restructured transactions of the formerly owned subsidiaries and exclude all post-restructured transactions since such transactions are properly reflected in the financial statements of WGL Holdings. The Consolidated Balance Sheets presented herein, for Washington Gas, are not impacted by the restructuring because the periods presented have no subsidiary transactions reflected thereon since there was no subsidiary ownership on the respective dates of these financial statements. The Consolidated Statements of Income and Consolidated Statements of Cash Flows of Washington Gas reflect transactions of the wholly-owned subsidiaries of Washington Gas for the month of October 2000. Thereafter, such transactions are properly excluded from the Consolidated Statements of Income and Consolidated Statements of Cash Flows because Washington Gas no longer owned the subsidiaries. Such transactions after October 2000 are reflected in the financial statements of WGL Holdings. The October 2000 transactions do not have a material impact on the financial statements of Washington Gas or on the variations between the two periods with respect to comparisons of the financial statements for the various periods.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
WGL Holdings, Inc.
CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
(Thousands)	2002	2001

ASSETS	(Unaudited)
Property, Plant and Equipment
At original cost	$2,402,539	$2,340,410
Accumulated depreciation and amortization	(851,026)	(820,663)

Net Property, Plant and Equipment	1,551,513	1,519,747

Current Assets
Cash and cash equivalents	14,406	12,104
Accounts receivable	291,916	152,914
Gas costs due from customers	30,464	58,718
Allowance for doubtful accounts	(20,478)	(19,539)
Accrued utility revenues	39,622	15,180
Materials and supplies principally at average cost	13,940	14,230
Storage gas—at cost (first-in, first-out)	26,818	135,762
Deferred income taxes	11,078	—
Other prepayments—principally taxes	13,073	19,462
Exchange gas imbalance—unregulated operations	—	605
Other	2,199	3,063

Total Current Assets	423,038	392,499

Deferred Charges and Other Assets
Regulatory assets	91,444	98,323
Equity in 50%-owned residential HVAC investment, excluding tax benefits (Note 4)	3,131	10,802
Prepaid qualified pension benefits	48,687	38,844
Other	34,281	20,898

Total Deferred Charges and Other Assets	177,543	168,867

Total Assets	$2,152,094	$2,081,113

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders’ equity	$833,983	$788,253
Washington Gas Light Company Preferred stock	28,173	28,173
Long-term debt	642,603	584,370

Total Capitalization	1,504,759	1,400,796

Current Liabilities
Current maturities of long-term debt	26,211	48,179
Notes payable	86,911	134,052
Accounts payable	109,993	116,822
Wages payable	15,182	15,358
Dividends declared	15,743	15,621
Customer deposits and advance payments	9,475	8,657
Gas costs due to customers	857	1,862
Deferred income taxes	—	3,539
Accrued taxes	51,892	13,129
Other	3,998	3,717

Total Current Liabilities	320,262	360,936

Deferred Credits
Unamortized investment tax credits	17,188	17,640
Deferred income taxes	203,701	209,292
Accrued pensions and benefits	33,850	34,840
Other	72,334	57,609

Total Deferred Credits	327,073	319,381

Total Capitalization and Liabilities	$2,152,094	$2,081,113

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

WGL Holdings, Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	March 31,

(Thousands, Except Per Share Data)	2002	2001

UTILITY OPERATIONS
Operating Revenues	$379,394	$605,155
Less: Cost of gas	189,200	391,730
Revenue taxes	11,779	15,120

Utility Net Revenues	178,415	198,305

Other Operating Expenses
Operation	43,743	42,501
Maintenance	8,596	9,709
Depreciation and amortization	18,048	17,038
General taxes	10,769	11,630
Income taxes	34,139	40,785

Utility Other Operating Expenses	115,295	121,663

Utility Operating Income	63,120	76,642

NON-UTILITY OPERATIONS
Operating Revenues
Retail energy-marketing	172,897	143,218
Heating, ventilating and air conditioning	12,016	25,943
Other non-utility	512	1,135

Non-Utility Operating Revenues	185,425	170,296

Equity Loss in 50%-Owned Residential HVAC Investment (Note 4)	(2,115)	(343)
Impairment of Residential HVAC Investment (Note 4)	(7,300)	—

Other Operating Expenses
Operating expenses	182,318	166,989
Income taxes	1,173	1,003

Non-Utility Operating Expenses	183,491	167,992
Non-Utility Operating Income (Loss)	(7,481)	1,961

TOTAL OPERATING INCOME	55,639	78,603
Other Income (Expenses)—Net	1,782	(2,666)

INCOME BEFORE INTEREST EXPENSE	57,421	75,937

INTEREST EXPENSE
Interest on long-term debt	10,610	10,546
Other	721	3,054

Total Interest Expense	11,331	13,600

DIVIDENDS ON WASHINGTON GAS PREFERRED STOCK	330	330

NET INCOME	$45,760	$62,007

AVERAGE COMMON SHARES OUTSTANDING	48,565	46,488

EARNINGS PER AVERAGE COMMON SHARE- BASIC AND DILUTED (Note 3)	$0.94	$1.33

DIVIDENDS DECLARED PER COMMON SHARE	$0.3175	$0.3150

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

WGL Holdings, Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

Six Months Ended
March 31,

(Thousands, Except Per Share Data)	2002	2001

UTILITY OPERATIONS	$646,050	$1,145,512
Operating Revenues
Less:	Cost of gas	315,733	744,541
Revenue taxes	19,644	33,149

Utility Net Revenues	310,673	367,822

Other Operating Expenses
Operation	81,084	80,912
Maintenance	18,234	17,592
Depreciation and amortization	35,699	33,894
General taxes	18,071	19,072
Income taxes	53,486	73,628

Utility Other Operating Expenses	206,574	225,098

Utility Operating Income	104,099	142,724

NON-UTILITY OPERATIONS
Operating Revenues
Retail energy-marketing	302,009	232,726
Heating, ventilating and air conditioning	32,772	42,237
Other non-utility	1,084	2,009

Non-Utility Operating Revenues	335,865	276,972

Equity Loss in 50%-Owned Residential HVAC Investment (Note 4)	(2,822)	(918)
Impairment of Residential HVAC Investment (Note 4)	(7,300)	—

Other Operating Expenses
Operating expenses	329,715	273,733
Income taxes	2,209	616

Non-Utility Operating Expenses	331,924	274,349
Non-Utility Operating Income (Loss)	(6,181)	1,705

TOTAL OPERATING INCOME	97,918	144,429
Other Income (Expenses)—Net	1,980	(4,616)

INCOME BEFORE INTEREST EXPENSE	99,898	139,813

INTEREST EXPENSE
Interest on long-term debt	21,363	20,514
Other	1,878	6,211

Total Interest Expense	23,241	26,725

DIVIDENDS ON WASHINGTON GAS PREFERRED STOCK	660	660

NET INCOME	$75,997	$112,428

AVERAGE COMMON SHARES OUTSTANDING	48,561	46,483

EARNINGS PER AVERAGE COMMON SHARE—BASIC AND DILUTED (Note 3)	$1.56	$2.42

DIVIDENDS DECLARED PER COMMON SHARE	$0.6325	$0.6250

     The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

WGL Holdings, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	March 31,

(Thousands)	2002	2001

OPERATING ACTIVITIES
Net income	$75,997	$112,428
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Depreciation and amortization (a)	38,657	37,080
Deferred income taxes net	(17,367)	32,148
Amortization of investment tax credits	(452)	(449)
Accrued/deferred pension cost	(7,041)	(7,533)
Allowance for funds used during construction	—	(315)
Equity loss in 50%-owned residential HVAC investment	2,822	918
Impairment of residential HVAC investment	7,300	—
Other non-cash credits net, including gains and losses on investing activities	830	(412)

	100,746	173,865
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and accrued utility revenues	(162,505)	(332,133)
Gas costs due from/to customers—net	27,249	(6,452)
Storage gas	108,944	106,045
Other prepayments—principally taxes	6,390	637
Accounts payable	(7,729)	37,752
Wages payable	(176)	1,200
Customer deposits and advance payments	818	(2,894)
Accrued taxes	38,763	44,721
Accrued interest	79	297
Deferred purchased gas cost—net	11,553	(78,478)
Exchange gas imbalance-unregulated operations	605	28,650
Other—net	6,674	612

Net Cash Provided by (Used in) Operating Activities	131,411	(26,178)

FINANCING ACTIVITIES
Long-term debt issued	66,351	67,095
Long-term debt retired	(30,106)	(1,091)
Debt issuance costs	(500)	(393)
Notes payable	(47,141)	45,020
Dividends on common stock	(30,595)	(28,817)
Other financing activities	371	542

Net Cash Provided by (Used in) Financing Activities	(41,620)	82,356

INVESTING ACTIVITIES
Capital expenditures	(68,552)	(47,853)
50%-owned residential HVAC investment (Note 4)	(2,450)	(750)
Other investing activities	(16,487)	(5,976)

Net Cash Used in Investing Activities	(87,489)	(54,579)

INCREASE IN CASH AND CASH EQUIVALENTS (b)	2,302	1,599
Cash and Cash Equivalents at Beginning of Period (b)	12,104	24,336

Cash and Cash Equivalents at End of Period (b)	$14,406	$25,935

(a) Includes amounts charged to other accounts
(b) Cash equivalents are highly liquid investments, maturing in three months or less when purchased

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$30,569	$14,870
Interest paid	$22,636	$26,269

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Washington Gas Light Company
CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
(Thousands)	2002	2001

	(Unaudited)
ASSETS
Property, Plant and Equipment
At original cost	$2,379,529	$2,317,566
Accumulated depreciation and amortization	(836,337)	(806,730)

Net Property, Plant and Equipment	1,543,192	1,510,836

Current Assets
Cash and cash equivalents	12,049	7,537
Accounts receivable (Note 7)	165,134	69,481
Gas costs due from customers	30,464	58,718
Allowance for doubtful accounts	(17,024)	(17,279)
Accrued utility revenues	39,622	15,180
Materials and supplies—principally at average cost	13,709	14,000
Storage gas—at cost (first-in, first-out)	22,432	109,674
Receivables from associated companies (Note 7)	3,619	8,500
Deferred income taxes	9,936	—
Other prepayments—principally taxes	10,488	16,641

Total Current Assets	290,429	282,452

Deferred Charges and Other Assets
Regulatory assets	91,444	98,323
Prepaid qualified pension benefits	48,444	38,647
Other	32,301	18,656

Total Deferred Charges and Other Assets	172,189	155,626

Total Assets	$2,005,810	$1,948,914

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders’ equity	$796,891	$723,886
Preferred stock	28,173	28,173
Long-term debt	642,437	584,165

Total Capitalization	1,467,501	1,336,224

Current Liabilities
Current maturities of long-term debt	26,096	47,937
Notes payable	19,473	98,724
Accounts payable (Note 7)	67,296	74,597
Wages payable	14,435	14,928
Dividends declared	15,757	15,627
Customer deposits and advance payments	9,475	8,657
Payables to associated companies (Note 7)	3,500	14,700
Gas costs due to customers	857	1,862
Deferred income taxes	—	4,114
Accrued taxes	48,911	8,364
Other	3,357	3,428

Total Current Liabilities	209,157	292,938

Deferred Credits
Unamortized investment tax credits	17,157	17,606
Deferred income taxes	206,919	210,469
Accrued pensions and benefits	33,722	34,730
Other	71,354	56,947

Total Deferred Credits	329,152	319,752

Total Capitalization and Liabilities	$2,005,810	$1,948,914

     The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Washington Gas Light Company
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	March 31,

(Thousands)	2002	2001

UTILITY OPERATIONS
Operating Revenues (Note 7)	$385,046	$609,186
Less: Cost of gas (Note 7)	194,852	395,761
Revenue taxes	11,779	15,120

Utility Net Revenues	178,415	198,305

Other Operating Expenses
Operation (Note 7)	44,261	43,108
Maintenance	8,553	9,660
Depreciation and amortization	17,882	16,875
General taxes	10,678	11,517
Income taxes	34,009	40,670

Utility Other Operating Expenses	115,383	121,830

Utility Operating Income	63,032	76,475

NON-UTILITY OPERATIONS
Operating Revenues
Other non-utility	456	1,135

Non-Utility Operating Revenues	456	1,135

Other Operating Expenses (Income)
Operating expenses	350	607
Income taxes	41	97

Non-Utility Operating Expenses	391	704

Non-Utility Operating Income	65	431

TOTAL OPERATING INCOME	63,097	76,906
Other Income (Expenses)—Net	2,815	(2,372)

INCOME BEFORE INTEREST EXPENSE	65,912	74,534

INTEREST EXPENSE
Interest on long-term debt	10,610	10,546
Other	992	2,973

Total Interest Expense	11,602	13,519

NET INCOME	54,310	61,015

DIVIDENDS ON PREFERRED STOCK	330	330

NET INCOME APPLICABLE TO COMMON STOCK	$53,980	$60,685

     The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Washington Gas Light Company
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Six Months Ended
	March 31,

(Thousands)	2002	2001

UTILITY OPERATIONS
Operating Revenues (Note 7)	$655,685	$1,151,653
Less: Cost of gas (Note 7)	325,368	750,682
Revenue taxes	19,644	33,149

Utility Net Revenues	310,673	367,822

Other Operating Expenses
Operation (Note 7)	82,107	81,731
Maintenance	18,150	17,515
Depreciation and amortization	35,368	33,623
General taxes	17,905	18,898
Income taxes	53,262	73,519

Utility Other Operating Expenses	206,792	225,286

Utility Operating Income	103,881	142,536

NON-UTILITY OPERATIONS
Operating Revenues
Retail energy-marketing	—	17,755
Heating, ventilating and air conditioning	—	5,066
Other non-utility	928	2,009

Non-Utility Operating Revenues	928	24,830

Equity Loss in 50%-Owned Residential HVAC Investment	—	(167)

Other Operating Expenses (Income)
Operating expenses	738	24,080
Income taxes	21	(21)

Non-Utility Operating Expenses	759	24,059

Non-Utility Operating Income	169	604

TOTAL OPERATING INCOME	104,050	143,140
Other Income (Expenses)—Net	3,614	(4,149)

INCOME BEFORE INTEREST EXPENSE	107,664	138,991

INTEREST EXPENSE
Interest on long-term debt	21,363	20,514
Other	2,408	6,215

Total Interest Expense	23,771	26,729

NET INCOME	83,893	112,262
DIVIDENDS ON PREFERRED STOCK	660	660

NET INCOME APPLICABLE TO COMMON STOCK	$83,233	$111,602

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Washington Gas Light Company
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	March 31,

(Thousands)	2002	2001

OPERATING ACTIVITIES
Net income	$83,893	$112,262
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Depreciation and amortization (a)	37,785	36,572
Deferred income taxes—net	(15,442)	43,370
Amortization of investment tax credits	(449)	(447)
Accrued/deferred pension cost	(6,962)	(7,487)
Allowance for funds used during construction	—	(315)
Equity loss in 50%-owned residential HVAC investment	—	167
Other non-cash charges (credits)—net, including gains and losses on investing activities	807	(412)

	99,632	183,710
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and accrued utility revenues	(115,469)	(245,939)
Gas costs due from/to customers—net	27,249	(6,452)
Storage gas	87,242	106,045
Other prepayments—principally taxes	6,153	1,562
Accounts payable	(19,100)	21,881
Wages payable	(493)	1,053
Customer deposits and advance payments	818	(2,894)
Accrued taxes	40,547	32,948
Accrued Interest	79	297
Deferred purchased gas costs—net (utility)	11,553	(78,478)
Exchange gas imbalance-unregulated operations	—	(2,405)
Other—net	5,644	(1,391)

Net Cash Provided by Operating Activities	143,855	9,937

FINANCING ACTIVITIES
Long-term debt issued	66,279	66,809
Long-term debt retired	(29,952)	(934)
Debt issuance costs	(500)	(393)
Paid-in capital	20,186	—
Notes payable—net	(79,251)	18,051
Dividends on common and preferred stock	(31,246)	(29,470)
Other financing activities	223	392

Net Cash Provided by (Used in) Financing Activities	(54,261)	54,455

INVESTING ACTIVITIES
Capital expenditures	(68,595)	(48,583)
Cash transfer related to formation of holding company	—	(11,797)
Other investing activities	(16,487)	(6,726)

Net Cash Used in Investing Activities	(85,082)	(67,106)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (b)	4,512	(2,714)
Cash and Cash Equivalents at Beginning of Period (b)	7,537	24,336

Cash and Cash Equivalents at End of Period(b)	$12,049	$21,622

(a) Includes amounts charged to other accounts
(b) Cash equivalents are highly liquid investments, maturing in three months or less when purchased

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$30,298	$12,790
Interest paid	$22,314	$26,008

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

WGL Holdings, Inc. and
Washington Gas Light Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—GENERAL

     Effective November 1, 2000, Washington Gas Light Company (Washington Gas or the regulated utility) and its subsidiaries became subsidiaries of WGL Holdings, Inc. (WGL Holdings or the Company), a newly formed holding company that was established under the Public Utility Holding Company Act of 1935. At that time, all of the shares of common stock of Washington Gas, a regulated natural gas utility, were converted into an equal number of shares of common stock of WGL Holdings. WGL Holdings also owns all of the shares of common stock of Washington Gas’ former wholly-owned subsidiaries (Crab Run Gas Company, Hampshire Gas Company and Washington Gas Resources Corporation), and its former 50-percent equity investment in Primary Investors, LLC (Primary Investors). Refer to WGL Holdings fiscal year 2001 Annual Report on Form 10-K for additional details about this corporate restructuring.

     This Quarterly Report on Form 10-Q is a combined report of WGL Holdings and Washington Gas. Consolidated Financial Statements included in this Quarterly Report on Form 10-Q are presented as follows:

     WGL Holdings  For all periods reported in this Quarterly Report on Form 10-Q prior to November 1, 2000, the consolidated financial position and results of operations reflect Washington Gas and its subsidiaries. The consolidated financial position and results of operations of Washington Gas immediately before the November 1, 2000, corporate restructuring are essentially identical to the consolidated financial position and results of operations of WGL Holdings immediately after the November 1, 2000, corporate restructuring.

     Washington Gas  For all periods reported in this Quarterly Report on Form 10-Q, the Washington Gas consolidated financial statements present the financial position and results of operations reported for Washington Gas. Washington Gas’ consolidated statements also include the results of operations and cash flows of its former wholly-owned subsidiaries and 50-percent equity investment in Primary Investors prior to the November 1, 2000, corporate restructuring.

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

     Basis of Presentation and Use of Estimates in Preparation of Financial Statements

     The interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Therefore, certain information and footnote disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles (GAAP) in the United States are omitted in this interim report pursuant to the SEC rules and regulations. The interim consolidated financial statements and notes thereto should be read in conjunction with the combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2001.

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

NOTE 2—LONG-TERM DEBT

     Unsecured Medium-Term Notes

     In February 2002, Washington Gas issued a $25 million unsecured Medium-Term Note (MTN) at a fixed interest rate of 6.0 percent, which matures in 2012. Washington Gas has the option to redeem the MTN at any time prior to maturity at the greater of 100 percent of the principal amount or the present value of the remaining scheduled payments of the MTN to be redeemed, discounted to the redemption date on a semiannual basis at the comparable treasury rate plus 20 basis points plus accrued interest to the date of redemption.

NOTE 3—COMMON STOCK AND EARNINGS PER SHARE

     Earnings Per Share

     Basic earnings per average common share (EPS) is computed by dividing net income by the weighted-average number of common shares outstanding for each period presented. Diluted EPS assumes the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period. The following tables show the computation of basic and diluted EPS of WGL Holdings for the three months and six months ended March 31, 2002 and 2001.

Basic and Diluted Earnings Per Average Common Share

	Net		Per Share
	Income	Shares	Amount

For the Three Months Ended March 31, 2002
Basic EPS:
Net Income	$45,760	48,565	$0.94
Effect of Dilutive Securities:
Stock-Based Compensation Plans	—	86

Diluted EPS:
Net Income	$45,760	48,651	$0.94

For the Three Months Ended March 31, 2001
Basic EPS:
Net Income	$62,007	46,488	$1.33

Effect of Dilutive Securities:
Stock-Based Compensation Plans	—	71

Diluted EPS:
Net Income	$62,007	46,559	$1.33

Basic and Diluted Earnings Per Average Common Share

	Net		Per Share
	Income	Shares	Amount

For the Six Months Ended March 31, 2002
Basic EPS:
Net Income	$75,997	48,561	$1.56
Effect of Dilutive Securities:
Stock-Based Compensation Plans	—	84

Diluted EPS:
Net Income	$75,997	48,645	$1.56

For the Six Months Ended March 31, 2001
Basic EPS:
Net Income	$112,428	46,483	$2.42
Effect of Dilutive Securities:
Stock-Based Compensation Plans	—	66

Diluted EPS:
Net Income	$112,428	46,549	$2.42

NOTE 4—PRIMARY INVESTORS, LLC

     In August 1999, Washington Gas and Thayer Capital Partners (Thayer) formed Primary Investors, LLC, (Primary Investors) a limited liability company. Effective November 1, 2000, in connection with the corporate restructuring, Washington Gas transferred its ownership interest to WGL Holdings.

     Primary Investors, through its wholly-owned subsidiary Primary Service Group, LLC (PSG), focuses on investment opportunities in after-market products and services in the heating, ventilating and air conditioning (HVAC) industry. PSG primarily sells, installs, repairs and maintains HVAC equipment in the residential and light commercial markets in the District of Columbia and parts of Maryland and Virginia. PSG has acquired nine companies to date. WGL Holdings and Thayer each own 50-percent of Primary Investors and each has an equal number of representatives on Primary Investors’ Board of Managers. In 1999 as co-investors, WGL Holdings and Thayer each committed to invest up to $25 million of equity capital in Primary Investors.

     Through March 31, 2002, WGL Holdings and Thayer each have made investments in Primary Investors totaling $21.8 million. In April and May 2002, WGL Holdings made additional investments totaling $0.8 million. Thayer has contributed an equal amount to Primary Investors. Primary Investors has a loan from a commercial bank with an outstanding balance at March 31, 2002, of $6.75 million. WGL Holdings has neither guaranteed nor cosigned this loan and, accordingly, has no obligation to repay this loan. However, WGL Holdings recognizes that, to preserve shareholder value, it could elect to repay this loan or a part thereof on behalf of Primary Investors. Since inception, Primary Investors has generated operating losses totaling $14.8 million, of which WGL Holdings has recorded its 50-percent share totaling $7.4 million before the impairment allowance, utilizing the equity method of accounting. WGL Holdings has also recognized $1.8 million of deferred tax assets associated with its share of Primary Investor’s operating loses.

     Thayer and WGL Holdings’ relationship is governed by an investors agreement. This agreement grants independent rights to each of the owners of Primary Investors that could affect the timing and the ultimate amount realized from the investment of each party in Primary Investors.

     At this point either WGL Holdings or Thayer may exercise its right to sell its individual interest to a third party, after offering the other investor the opportunity to purchase the interest. Subject to certain conditions, either investor can also require the other party to sell. As a result, the ultimate value of WGL Holdings’ investment in Primary Investors could depend on the nature and timing of the exercise of these rights.

     WGL Holdings assessed the realization of its equity investment in Primary Investors as of March 31, 2002. Based on its operating history and Primary Investors’ performance relative to its plan, the Company determined that the fair value of its investment in Primary Investors was less than the carrying amount in its financial statements. Therefore, the Company reflected an impairment in the amount of $7.3 million for the period ended March 31, 2002. Previously, at September 30, 2001, the Company recorded an impairment of $3.9 million. The Company will continue to monitor Primary Investors’ performance relative to its plan and assess its investment in Primary Investors for potential impairment. The Company’s assets reflect a net investment of $3.1 million at March 31, 2002.

NOTE 5—DERIVATIVE ACTIVITY

     Effective October 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (SFAS No. 138). SFAS No. 133, as amended, requires derivative instruments, including certain derivative instruments embedded in other contracts, to be recorded at fair value as either an asset or a liability. Changes in the derivative’s fair value would be recorded in earnings, unless the derivative meets specific hedge accounting criteria. Special accounting for qualifying hedges allows derivative gains and losses to offset related results on the hedged item in the income statement or to be recorded in other comprehensive income. Furthermore, this accounting requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

     The Company’s regulated utility subsidiary, Washington Gas, enters into forward contracts for the purchase of natural gas that qualify as derivatives under SFAS No. 133. The Company has determined that these forward contracts qualify as normal purchases and sales, as defined in SFAS No. 133, and are therefore exempt from that standard’s reporting requirements.

     During the six months ended March 31, 2002, Washington Gas Energy Services, Inc. (WGEServices), the Company’s retail energy-marketing subsidiary, entered into call and put options for the purchase and sale of natural gas in order to mitigate the impact of weather variations on customers’ usage and, ultimately, the impact on cost of gas and gross margins. The call options fix the cost of gas WGEServices would incur if colder than anticipated weather required the purchase of additional natural gas over the amounts it has currently contracted and in inventory. Conversely, the put options fix the price that WGEServices can sell excess natural gas if demand for gas is lower than anticipated. The contracts qualify as derivative instruments under SFAS No. 133; however, they do not qualify as hedges under that standard.

     At September 30, 2001, WGEServices held certain contracts for the sale and purchase of natural gas and they were recognized at their fair value in the Company’s balance sheet. For the six months ended March 31, 2002, WGEServices recorded a $0.1 million loss associated with these option contracts. At March 31, 2002, WGEServices did not hold any material option contracts.

NOTE 6—OPERATING SEGMENT REPORTING

     WGL Holdings reports three operating segments: 1) regulated utility; 2) retail energy- marketing; and 3) HVAC activities.

     With over 93 percent of WGL Holdings’ assets, the regulated utility segment is its core business. Represented almost entirely by Washington Gas, the regulated utility segment provides regulated gas distribution services (including the purchase and delivery of natural gas, meter reading, customer based services, call center operations, bill preparation and payment processing) to customers in metropolitan Washington, D.C. and parts of Maryland and Virginia. In addition, the regulated utility segment also includes the operation of an underground natural gas storage facility regulated by the Federal Energy Regulatory Commission.

     Through a non-regulated subsidiary, WGEServices, the retail energy-marketing segment sells natural gas and electricity directly to customers, both inside and outside Washington Gas’ traditional service territory, in competition with other unregulated gas and electricity marketers. Through two other subsidiaries, Washington Gas Energy Systems, Inc. and American Combustion Industries, Inc., and through the Company’s investment in Primary Investors, the HVAC segment designs, renovates and services mechanical heating, ventilating and air conditioning systems for commercial, governmental and residential customers.

     The following table presents operating segment information.

OPERATING SEGMENT FINANCIAL INFORMATION

		Non-Utility Operations

	Regulated	Retail Energy		Other		Eliminations/
(Thousands)	Utility	Marketing	HVAC	Activities	Total	Other	Consolidated

Three Months Ended March 31, 2002
Total Revenues	$385,708	$172,897	$12,016	$512	$185,425	$(6,314)	$564,819
Operating Expenses
Depreciation and Amortization	18,048	97	151	152	400	—	18,448
Other Operating Expenses(a)	270,401	170,503	10,999	416	181,918	(6,314)	446,005
Income Tax Expense (Benefit)	34,139	724	480	(31)	1,173	—	35,312

Total Operating Expenses	322,588	171,324	11,630	537	183,491	(6,314)	499,765
Equity in Net Loss of Affiliate	—	—	(2,115)	—	(2,115)	—	(2,115)

Operating Income (Loss)	63,120	1,573	(1,729)	(25)	(181)	—	62,939
Interest Expense – Net	10,953	246	122	10	378	—	11,331
Other Non-Operating Inc. (Exp.)(b)	3,486	—	63	—	63	(1,767)	1,782
Residential HVAC impairment	—	—	(7,300)	—	(7,300)	—	(7,300)
Dividends on Washington Gas Preferred Stock	330	—	—	—	—	—	330

Net Income (Loss)	$55,323	$1,327	$(9,088)	$(35)	$(7,796)	$(1,767)	$45,760

Total Assets	$2,011,690	$119,183	$27,962	$12,058	$159,203	$(18,799)	$2,152,094

Capital Expenditures/Investments	$39,896	$—	$2,019	$—	$2,019	$(8)	$41,907

Three Months Ended March 31, 2001
Total Revenues	$609,993	$143,218	$25,943	$1,135	$170,296	$(4,838)	$775,451
Operating Expenses
Depreciation and Amortization	17,038	16	91	1	108	—	17,146
Other Operating Expenses(a)	475,528	144,300	21,633	948	166,881	(4,838)	637,571
Income Tax Expense (Benefit)	40,785	(486)	1,413	76	1,003	—	41,788

Total Operating Expenses	533,351	143,830	23,137	1,025	167,992	(4,838)	696,505
Equity in Net Loss of Affiliate	—	—	(343)	—	(343)	—	(343)

Operating Income (Loss)	76,642	(612)	2,463	110	1,961	—	78,603
Interest Expense — Net	12,868	289	332	(7)	614	118	13,600
Other Non-Operating Inc. (Exp.)(b)	(1,542)	—	(77)	—	(77)	(1,047)	(2,666)
Dividends on Washington Gas Preferred Stock	330	—	—	—	—	—	330

Net Income (Loss)	$61,902	$(901)	$2,054	$117	$1,270	$(1,165)	$62,007

Total Assets	$2,101,418	$97,131	$48,176	$13,225	$158,532	$16,549	$2,276,499

Capital Expenditures/Investments	$33,032	$6	$64	$—	$70	$—	$33,102

(a)	Includes cost of gas and revenue taxes during all reported periods.

(b)	The amounts reported for Other Non-Operating Income (Expense) are net of applicable income taxes.

OPERATING SEGMENT FINANCIAL INFORMATION

		Non-Utility Operations

	Regulated	Retail Energy		Other		Eliminations/
(Thousands)	Utility	Marketing	HVAC	Activities	Total	Other	Consolidated

Six Months Ended March 31, 2002
Total Revenues	$657,012	$302,009	$32,772	$1,084	$335,865	$(10,962)	$981,915
Operating Expenses
Depreciation and Amortization	35,699	224	302	310	836	—	36,535
Other Operating Expenses(a)	463,728	297,834	30,136	909	328,879	(10,962)	781,645
Income Tax Expense (Benefit)	53,486	1,215	1,045	(51)	2,209	—	55,695

Total Operating Expenses	552,913	299,273	31,483	1,168	331,924	(10,962)	873,875
Equity in Net Loss of Affiliate	—	—	(2,822)	—	(2,822)	—	(2,822)

Operating Income (Loss)	104,099	2,736	(1,533)	(84)	1,119	—	105,218
Interest Expense — Net	22,480	479	269	13	761	—	23,241
Other Non-Operating Inc. (Exp.)(b)	6,521	—	91	—	91	(4,632)	1,980
Residential HVAC Impairment	—	—	(7,300)	—	(7,300)	—	(7,300)
Dividends on Washington Gas Preferred Stock	660	—	—	—	—	—	660

Net Income (Loss)	$87,480	$2,257	$(9,011)	$(97)	$(6,851)	$(4,632)	$75,997

Total Assets	$2,011,690	$119,183	$27,962	$12,058	$159,203	$(18,799)	$2,152,094

Capital Expenditures/Investments	$68,711	$—	$2,442	$—	$2,442	$(151)	$71,002

Six Months Ended March 31, 2001
Total Revenues	$1,154,071	$232,726	$42,237	$2,009	$276,972	$(8,559)	$1,422,484
Operating Expenses
Depreciation and Amortization	33,894	58	225	1	284	—	34,178
Other Operating Expenses(a)	903,825	235,941	35,560	1,948	273,449	(8,559)	1,168,715
Income Tax Expense (Benefit)	73,628	(1,264)	1,872	8	616	—	74,244

Total Operating Expenses	1,011,347	234,735	37,657	1,957	274,349	(8,559)	1,277,137
Equity in Net Loss of Affiliate	—	—	(918)	—	(918)	—	(918)

Operating Income (Loss)	142,724	(2,009)	3,662	52	1,705	—	144,429
Interest Expense — Net	25,394	338	706	44	1,088	243	26,725
Other Non-Operating Inc. (Exp.)(b)	(2,517)	—	(130)	—	(130)	(1,969)	(4,616)
Dividends on Washington Gas Preferred Stock	660	—	—	—	—	—	660

Net Income (Loss)	$114,153	$(2,347)	$2,826	$8	$487	$(2,212)	$112,428

Total Assets	$2,101,418	$97,131	$48,176	$13,225	$158,532	$16,549	$2,276,499

Capital Expenditures/Investments	$47,527	$6	$197	$123	$326	$—	$47,853

(a)	Includes cost of gas and revenue taxes during all reported periods.

(b)	The amounts reported for Other Non-Operating Income (Expense) are net of applicable income taxes.

NOTE 7—TRANSACTIONS BETWEEN WASHINGTON GAS AND AFFILIATES

     Washington Gas and other subsidiaries of WGL Holdings may engage in transactions with each other during the ordinary course of business. All significant inter-company transactions and balances have been eliminated from the consolidated financial statements of WGL Holdings. In addition, all such significant transactions between Washington Gas and its affiliates that occurred prior to the November 1, 2000 restructuring have similarly been eliminated from the consolidated financial statements of Washington Gas.

     In compliance with GAAP, transactions between Washington Gas and its affiliates which occurred after the November 1, 2000 restructuring, as well as inter-company balances remaining on Washington Gas’ Balance Sheet on March 31, 2002, have not been eliminated from Washington Gas’ financial statements. Because of the relatively small and immaterial size and number of these transactions, these transactions are not disclosed on the face of Washington Gas’ financial statements.

     Washington Gas provides administrative and general support to affiliates and has filed consolidated tax returns, which include affiliated taxable transactions. The actual cost of these services are billed to the appropriate affiliates and to the extent such billings are not yet paid, they are reflected in “Accounts receivable” on Washington Gas’ Balance Sheets. Washington Gas does not recognize revenues or expenses associated with providing these balancing services.

     Washington Gas may also borrow funds from, or lend funds through the operation of a money pool. At March 31, 2002, the Washington Gas Balance Sheet reflected a total of $3.6 million of inter-company receivables and $3.5 million of inter-company payables. All affiliated transactions, including these balances, were eliminated from the WGL Holdings Consolidated Balance Sheet in accordance with GAAP.

     Additionally, Washington Gas provides gas balancing services relating to storage, injections, withdrawals and deliveries to all energy marketers participating in the choice programs that operate in its service territory. Washington Gas records revenues for these balancing services pursuant to tariffs approved by the appropriate regulatory bodies. In conjunction with such services, Washington Gas has charged an affiliate, WGEServices, $5.7 million for the quarter ended March 31, 2002. The related-party amounts have been eliminated in the Consolidated Financial Statements of WGL Holdings.

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

     Such uncertainties are difficult to predict accurately and are generally beyond the direct control of WGL Holdings, Inc.’s (WGL Holdings or the Company) or Washington Gas Light Company (Washington Gas). Accordingly, while it believes that the assumptions are reasonable, WGL Holdings cannot ensure that all expectations and objectives will be realized. Readers are urged to use care and consider the risks, uncertainties and other factors that could affect the Company’s business as described in this Quarterly Report on Form 10-Q. All forward-looking statements made in this report rely upon the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations is divided into the following two sections:

WGL Holdings – This section describes the financial condition and results of operations of WGL Holdings and its subsidiaries on a consolidated basis. This section includes separate discussions of WGL Holdings’ regulated utility operations and its non-regulated operations.

Washington Gas – This section comprises the vast majority of WGL Holdings’ regulated utility segment. As such, the financial condition and results of operations of Washington Gas’ utility operations and WGL Holdings regulated utility segment are essentially the same. Therefore, the discussion of Washington Gas’ financial condition and results of operations only describes those results which are significantly different from those operations which are described in WGL Holdings’ Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The Management’s Discussion and Analysis of Financial Condition and Results of Operations for both WGL Holdings and Washington Gas should be read in conjunction with the respective Company’s Consolidated Financial Statements and the combined Notes thereto.

WGL HOLDINGS, INC.

RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2002 VS.
     MARCH 31, 2001

     EARNINGS

     For the three months ended March 31, 2002, the second quarter of its fiscal year, WGL Holdings reported net income of $45.8 million compared to $62.0 million for the prior year period. Basic and diluted earnings per average common share in the current quarter was $0.94, compared to $1.33 for the quarter ended March 31, 2001. A 4.5 percent increase in the average number of common shares outstanding reduced utility earnings per average common share in the current quarter by $0.04 compared to the same quarter last year.

     WGL Holdings’ regulated utility segment contributed $1.10 and $1.31 to earnings per average common share for the three months ended March 31, 2002, and 2001, respectively. Regulated utility net revenues decreased by $19.9 million or 10.0 percent from the same quarter last year reflecting a 12.2 percent decline in firm therm deliveries attributable to a 16.2 percent decrease in the number of heating degree-days. In addition, the weather during the current quarter was 11.8 percent warmer than normal, which reduced earnings per average common share by approximately $0.26. The impact of the warmer than normal weather was partially mitigated by the regulated utility’s weather insurance policy which improved earnings by $0.10 per average common share.

     The current quarter’s utility operation and maintenance expenses remained relatively flat compared with those of the prior year period. The provision for uncollectible accounts decreased by $2.5 million from the same period last year to $4.3 million, reflecting the impact of warmer than normal weather and lower gas costs. Offsetting this decline was an increase in expenditures incurred in relation to promoting operational efficiencies and other labor related items.

     Depreciation and amortization expense rose by $1.0 million reflecting an increase in property, plant and equipment necessary to accommodate the utility’s growing customer base.

     Utility income taxes declined by $6.6 million to $34.1 million as a result of the decrease in utility pretax income, reflecting the current quarter’s warmer weather.

     The Company’s retail energy-marketing segment yielded income of $1.3 million in the second quarter of fiscal year 2002, compared to a $0.9 million loss for the same period last year. The increase reflects improvements in both the sales and margins of natural gas and electricity in addition to a 33 percent increase in total gas customers. Further, electricity sales increased as a result of adding approximately 50,000 new electricity accounts since last year. Earnings per average common share from this segment improved by $0.05, over the quarter ended March 31, 2001, to $0.03 in the current quarter.

     Earnings from the Company’s heating, ventilating and air conditioning, (HVAC) segment reflected a loss from recurring operations of $1.8 million or $0.04 per average common share in the current quarter compared to income of $2.1 million in the second quarter of the prior year. This variation reflects a decline in the number and size of commercial projects, the impact of warmer than normal weather and higher selling, general and administrative costs in relation to sales. Other HVAC results for the quarter ended March 31, 2002 include an impairment of $7.3 million, or $0.15 charge per average common share.

     Interest expense decreased from $13.6 million during the three months ended March 31, 2001, to $11.3 million during the current fiscal quarter. While interest on long term-debt remained relatively flat, interest on short-term debt declined by $2.3 million reflecting reduced financing requirements from lower levels of accounts receivable and storage gas inventory balances compared to the same period last year.

     UTILITY SEGMENT NET REVENUES

     Utility net revenues for the quarter ended March 31, 2002, decreased $19.9 million (10.0 percent) from the same period last year to $178.4 million. This represents a $0.26 per average common share decline this quarter over the three months ended March 31, 2001.

Gas, Weather and Meter Statistics

	Three Months Ended
	March 31,
				Percent
	2002	2001	Variance	Inc. (Dec.)

Gas Sales and Deliveries (thousands of therms)
Firm
Gas Sold and Delivered	335,735	386,006	(50,271)	(13.0)
Gas Delivered for Others	161,331	180,124	(18,793)	(10.4)

Total Firm	497,066	566,130	(69,064)	(12.2)

Interruptible
Gas Sold and Delivered	3,249	1,971	1,278	64.8
Gas Delivered for Others	93,880	82,276	11,604	14.1

Total Interruptible	97,129	84,247	12,882	15.3

Electric Generation—Delivered for Others	14,099	20,622	(6,523)	(31.6)

Total Deliveries	608,294	670,999	(62,705)	(9.3)

Degree Days
Actual	1,870	2,232	(362)	(16.2)
Normal	2,121	2,130	(9)	(0.4)
Percent Colder (Warmer) than Normal	(11.8%)	4.8%	—	—

Customer Meters (end of period)	932,817	903,385	29,432	3.3

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

     During the three months ended March 31, 2002, firm therm deliveries declined by 69.1 million therms or 12.2 percent over the same quarter last year. This decrease reflects 16.2 percent fewer heating degree days in the current quarter versus the prior year, tempered by a 3.3 percent rise in the number of firm customer meters. Weather for the three months ended March 31, 2002, was 11.8 percent warmer than normal, while weather for the same period last year was 4.8 percent colder than normal.

     Even though an increasing number of customers are buying the natural gas commodity from third-party suppliers, rather than purchase the natural gas commodity from Washington Gas as a “bundled” product, the percentage decline in firm therms of gas sold and delivered and gas delivered for others was relatively constant reflecting the impact of warmer than normal weather.

     On a per unit basis, the net revenues that Washington Gas earns from delivering gas for others are the same as it earns from bundled gas sales in which customers purchase both the natural gas commodity and the associated delivery service from Washington Gas. Therefore, the regulated utility does not experience any gain or loss of margins when customers choose to purchase the natural gas commodity from a third-party marketer or to switch back to Washington Gas as their bundled supplier.

     Gas Delivered to Interruptible Customers

     Therm deliveries to Washington Gas’ interruptible customers were 15.3 percent higher during the three months ended March 31, 2002 than the same period last year. This increase reflects the termination of interruptible curtailment in the current quarter because of the warm weather and higher demand due to lower gas costs partially offset by 3.7 percent reduction in interruptible meters.

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

     Gas Delivered for Electric Generation

     Washington Gas sells and/or delivers natural gas for use at two electric generation facilities in Maryland, which are each owned by separate companies that are independent of WGL Holdings. During the current quarter, deliveries to these customers declined by 6.5 million therms to 14.1 million therms reflecting warmer weather in the current quarter. During the same period last year, higher level of deliveries resulted from a one-time marketing opportunity due to the operational problem that precluded an electric generation facility customer from receiving delivery of other alternate fossil fuels until January 2001.

     Washington Gas shares a significant portion of the margins earned from gas deliveries to these customers with other firm customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not have a material impact on either net revenues or net income.

     OTHER UTILITY SEGMENT OPERATING EXPENSES

     Operation and maintenance expenses for the three months ended March 31, 2002, remained relatively flat compared to the prior year’s levels. The provision for uncollectible accounts decreased by $2.5 million from the same period last year to $4.3 million. The decline reflects the impact warmer than normal weather had on customer accounts receivable and lower gas costs in the current quarter versus the same quarter of the prior year. Partially offsetting this decline was an increase in expenditures incurred in relation to promoting operational efficiencies and other labor related items.

     Depreciation and amortization expense increased by $1.0 million (5.9 percent) in the current quarter primarily because of Washington Gas’ increased investment in property, plant and equipment.

     The general taxes incurred by the utility operations during the quarter ended March 31, 2002, decreased by approximately $1.0 million reflecting a substantial reduction in net right-of-way fees imposed by the District of Columbia, offset by an increase for accrued maintenance fees for a new assessment by Prince George’s County, Maryland.

     Utility income taxes declined by $6.6 million primarily due to a decrease in pre-tax income this quarter. For utility operations, the effective income tax rates were 39.7 percent for the second fiscal quarter of 2002 and 39.0 percent for the same period in fiscal year 2001.

     NON-UTILITY OPERATING RESULTS

     WGL Holdings has two unregulated operating segments: 1) retail energy-marketing; and 2) HVAC. The net income from these and other non-utility recurring operations decreased from a $1.3 million gain during the quarter ended March 31, 2001, to a $0.5 million net loss in the current quarter. Earnings per average common share from non-utility activities reduced earnings during the quarter ended March 31, 2002, from a $0.02 gain during the same quarter last year, to a $0.01 loss in the current quarter. The following table compares the financial results from non-utility activities for the quarters ended March 31, 2002 and 2001.

Net Income (Loss) Applicable to Non-Utility Activities

	Three Months Ended
	March 31

(In thousands of dollars)	2002	2001	Variance

Retail energy-marketing	$1,327	$(901)	$2,228
HVAC:
Commercial	385	2,438	(2,053)
Residential	(2,173)	(384)	(1,789)
Other non-utility operations	(34)	117	(151)

Subtotal – recurring operations	(495)	1,270	(1,765)

Residential HVAC Impairment	(7,300)	—	(7,300)

Total	$(7,795)	$1,270	$(9,065)

     Retail Energy-Marketing Segment

     WGL Holdings’ retail energy-marketing subsidiary, WGEServices, sells natural gas and electricity in competition with other unregulated marketers. The subsidiary sold 24.0 billion cubic feet (bcf) of gas in the current quarter, an increase of 22.5 percent from 19.6 bcf sold in the same quarter last year. During the quarters ended March 31, 2002 and 2001, respectively, 17.4 percent and 23.7 percent of these sales were made to customers outside of the service territory of the regulated utility. During the quarter ended March 31, 2002, WGEServices sold 1,388.8 gigawatt-hours of electricity to 58,000 accounts, in Maryland, Virginia, and the District of Columbia, compared to 202 million kilowatt hours to 8,000 accounts within the same quarter in the prior year. In total, WGEServices’ revenues increased from $143.2 million in the quarter ended March 31, 2001, to $172.9 million in the quarter ended March 31, 2002.

     WGEServices’ earnings improved from a $0.9 million net loss in the quarter ended March 31, 2001, to net income of $1.3 million in the quarter ended March 31, 2002, reflecting an increase in volume, gas margins and profits made on the sale of electricity compared to the same prior year period. The key factor driving this improvement was the drop in the cost of gas in the current fiscal year reflected in the forward price curve that enabled WGEServices to derive wider gas margins.

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

     Revenues from the Company’s commercial HVAC activities decreased from $25.9 million in the quarter ended March 31, 2001 to $12.0 million in the quarter ended March 31, 2002. Net income from these operations declined from $2.4 million to $0.4 million due to a decline in the number of large projects and thus more work originating from smaller, lower margin construction projects. The HVAC operations for the three months ended March 31, 2002 and 2001, incurred net losses of $2.2 million and $0.4 million, respectively, from the Company’s 50-percent equity investment in Primary Investors. The current quarterly results reflect the impact of the unusually warm weather with a lower number of heating system service calls as compared to the same period last year when the weather was 19 percent colder than this year. In addition to the warmer weather, the continued low sales levels and low growth profit margins coupled by higher than expected expenses are the factors that prompted the Company to record a $7.3 million impairment to appropriately reflect the performance and value of this business. The impairment resulted in a $0.15 charge to earnings per average common share for the quarter ended March 31, 2002.

     OTHER INCOME (EXPENSES)—NET

     The $4.4 million increase in Other Income (Expenses)-Net was primarily attributable to a pre-tax $8.1 million benefit ($4.9 million, after tax, or $0.10 per average common share) recorded from the weather insurance policy purchased in October 2000, by Washington Gas.

     INTEREST EXPENSE

     WGL Holdings total interest expense decreased by $2.3 million from the same period last year, reflecting the following changes.

Composition of Interest Expense Changes

(In thousands of dollars)

	WGL Holdings			Washington Gas

	Three Months Ended			Three Months Ended
	March 31,			March 31,

	2002	2001	Variance	2002	2001	Variance

Long-Term Debt	$10,610	$10,546	$64	$10,610	$10,546	$64
Short-Term Debt	548	2,838	(2,290)	433	2,838	(2,405)
Other (Includes AFUDC)	173	216	(43)	559	135	424

Total	$11,331	$13,600	$(2,269)	$11,602	$13,519	$(1,917)

     Interest on long-term debt increased $0.1 million primarily due to a $17.6 million increase in the average balance of debt outstanding. The weighted-average cost of such long-term debt decreased by 0.09 percentage points during the same period. The embedded cost of long-term debt outstanding at March 31, 2002, was 6.7 percent.

     Interest on short-term debt decreased $2.3 million reflecting a $77.2 million decline in the average short-term debt balance and a 3.95 percentage point decrease in the weighted-average cost of such debt.

RESULTS OF OPERATIONS—SIX MONTHS ENDED MARCH 31, 2002 VS.
MARCH 31, 2001

     EARNINGS

     For the six months ended March 31, 2002, WGL Holdings reported net income of $76.0 million, or $36.4 million lower than the results reported for the same period last year. Basic and diluted earnings per average common share in the current six-month period were $1.56, compared to $2.42 for the six months ended March 31, 2001. Recurring earnings per average common share for the most recent six months were $1.75, excluding a $0.15 per average common share adjustment for residential HVAC impairment in the second quarter of fiscal year 2002 and a $0.04 charge recorded in the first quarter relating to business activities with a bankrupt energy company. This compares to recurring earnings per average common share of $2.45 for the first six months of fiscal year 2001, excluding a $0.03 per average common share non-recurring charge related to a Virginia business license tax incurred as a result of a tax law restructuring during the first quarter of the prior year. WGL Holdings’ utility operations contributed $1.70 and $2.41, respectively, to earnings per average common share for the six months ended March 31, 2002, and 2001.

     Utility net revenues declined by $57.1 million, due to a 20.6 percent drop in the regulated utility’s firm therm deliveries over the six months ended March 31, 2001. This decrease reflected a 25.0 percent decline in the number of heating degree days over the same six-month period last year tempered by a 3.3 percent increase in Washington Gas’ customer base during the same period. Weather during the first six months of fiscal year 2002 was approximately 14.7 percent warmer than normal, while weather during the first six months of the fiscal year 2001 was 13.7 percent colder than normal. Operation and maintenance expenses remained relatively level during the first six months of fiscal year 2002. Operation and maintenance expenses decreased by $3.0 million for regulated utility’s uncollectible account expense tempered by increases in labor and labor related expenditures.

     The Company’s retail energy-marketing segment yielded net income of $2.3 million or $0.05 per average common share in the first six months of fiscal year 2002, compared to a net loss of $2.3 million or $0.05 per average common share in the same prior year period. The increase reflects improvements in both the sales and margins of natural gas and electricity tempered by increased selling, general and administrative expenses.

     Earnings from the Company’s HVAC segment reflected a net loss from recurring operations of $1.7 million or $0.04 per average common share during the six months ended March 31, 2002 compared to net income of $2.8 million or $0.06 per average common share in the prior year period. This variation reflects a decline in the number and size of commercial projects, the impact of warmer than normal weather and higher selling, general and administrative costs in relation to sales. Other HVAC results for year to date March 31, 2002 include a non-recurring impairment of $7.3 million, or a $0.15 per average common share loss.

     In addition, interest expense decreased from $26.7 million during the six months ended March 31, 2001, to $23.2 million during the current six-month period, reflecting a $66.4 million decrease in the average balance of short-term debt, tempered by a $39.3 million increase in the average balance of long-term debt.

     UTILITY SEGMENT NET REVENUES

     Utility net revenues for the six months ended March 31, 2002, decreased $57.1 million (15.5 percent) from the same period last year to $310.7 million. This represents a $0.74 per average common share decrease this period compared to the six months ended March 31, 2001.

     As shown in the following table, a 25.0 percent decrease in the number of heating degree days tempered by a 3.3 percent increase in the utility’s customer base, resulted in a 20.6 percent decrease in firm therm deliveries compared to the same six-month period last year.

Gas Deliveries, Weather and Meter Statistics

	Six Months Ended
	March 31,			Percent
	2002	2001	Variance	Inc. (Dec.)

Gas Sales and Deliveries (thousands of therms)
Firm
Gas Sold and Delivered	544,113	749,248	(205,135)	(27.4)
Gas Delivered for Others	270,539	276,724	(6,185)	(2.2)

Total Firm	814,652	1,025,972	(211,320)	(20.6)

Interruptible
Gas Sold and Delivered	6,765	6,596	169	2.6
Gas Delivered for Others	171,715	154,525	17,190	11.1

Total Interruptible	178,480	161,121	17,359	10.8

Electric Generation—Delivered for Others	36,368	72,760	(36,392)	(50.0)

Total Deliveries	1,029,500	1,259,853	(230,353)	(18.3)

Degree Days
Actual	2,977	3,970	(993)	(25.0)
Normal	3,491	3,492	(1)	0.0
Percent (Warmer) Colder than Normal	(14.7%)	13.7%	—	—

Customer Meters (end of period)	932,817	903,385	29,432	3.3

     Gas Delivered to Firm Customers

     During the six months ended March 31, 2002, firm therm deliveries dropped by 211.3 million therms or 20.6 percent from the same period last year. This decrease primarily reflects 25.0 percent fewer heating degree days in the current six-month period compared to last year tempered by a 3.3 percent rise in the number of firm customer meters. Weather for the six months ended March 31, 2002, was 14.7 percent warmer than normal, while weather for the same period last year was 13.7 percent colder than normal.

     The volume of firm therm deliveries to customers who purchase “bundled” service from Washington Gas decreased 27.4 percent during the current six-month period from 749.2 million therms in the six months ended March 31, 2001, to 544.1 million therms during the six months ended March 31, 2002. The volume of firm gas delivered for others decreased from 276.7 million therms to 270.5 million therms, a 2.2 percent decrease.

     Gas Delivered to Interruptible Customers

     Interruptible therm deliveries to Washington Gas’ interruptible customers were 10.8 percent higher during the six months ended March 31, 2002 than the same period last year. This increase reflects termination of interruptible curtailment in the quarter because of warmer weather and higher demand due to lower gas costs tempered by a 3.7 percent decrease in interruptible meters. As previously described in this report, the effect on net income of changes in gas deliveries to interruptible customers is minimal due to margin-sharing arrangements in each of the regulated utility’s jurisdictions.

     Gas Delivered for Electric Generation

     Volumes delivered for electric generation were 50.0 percent lower than the same period last year reflecting the impact of a one-time marketing opportunity as discussed previously in the three months ended “Gas Delivered for Electric Generation” discussion. Margins earned on such deliveries are being shared with firm customers as described previously in this report.

     OTHER UTILITY OPERATING EXPENSES

     Operation and maintenance expenses for the six months ended March 31, 2002, increased by $0.8 million from the prior year’s levels. Some of the key factors that contributed to the variance in operation and maintenance expenses for the current six-month period compared with last year include:

a $3.0 million decrease in uncollectible accounts expense, which directly relates to lower natural gas costs and warmer weather, causing a corresponding decrease in the regulated utility’s customer accounts receivable balance;

a $2.8 million increase relating to expenditures incurred in relation to achieving management objectives in obtaining operational efficiency;

a $2.3 million increase in labor and labor-related costs, primarily reflecting increases in pensions and other postretirement benefit expenses.

Depreciation and amortization expense increased by $1.8 million (5.3 percent) in the current six-month period primarily because of Washington Gas’ increased investment in property, plant and equipment.

     The general taxes incurred by the utility operations during the six months ended March 31, 2002, decreased largely due to:

the reduction in the net right-of-way fees imposed by the District of Columbia, a tax expense which is recorded on a volumetric basis and is therefore impacted by the warmer than normal weather; and

higher than normal general tax for the first quarter of fiscal year 2001, which reflected a $2.2 million one-time adjustment to a Virginia business license tax made as a result of a tax law restructuring.

     Utility income taxes decreased by $20.1 million primarily due to a decrease in pre-tax income for the current six-month period. For utility operations, the effective income tax rates were 39.7 percent for the first six months of fiscal year of 2002 and 39.0 percent for the same period in fiscal year 2001. The rise reflects recently enacted taxes in Virginia.

     NON-UTILITY OPERATING RESULTS

     During the six months ended March 31, 2002, net income from unregulated non-utility activities generated a net loss of $6.9 million compared to net income of $0.5 million for the six months ended March 31, 2001. Earnings per average common share from non-utility activities during the quarter ended March 31, 2002, were a $0.14 loss per average common share compared to income of $0.01 per average common share for the same period last year. Included within these results is a $7.3 million, or $0.15 charge per average common share, impairment for the Company’s investment in Primary Investors. The following table compares the financial results from non-utility activities for the six months ended March 31, 2002 and 2001.

Net Income (Loss) Applicable to Non-Utility Activities

	Six Months Ended
	March 31,

(In thousands)	2002	2001	Variance

Retail energy-marketing	$2,257	$(2,347)	$4,604
HVAC:
Commercial	1,240	3,757	(2,517)
Residential	(2,951)	(931)	(2,020)
Other non-utility operations	(97)	8	(105)

Subtotal – recurring operations	449	487	(38)

Residential HVAC impairment	(7,300)	—	(7,300)

Total	$(6,851)	$487	$(7,338)

     Retail Energy-Marketing Segment

     WGEServices sold 41.0 bcf of gas in the current six month period, an increase of 13.6 percent over the first six months of fiscal year 2001. During the six month period ended March 31, 2002 and 2001, 19 percent and 22.0 percent, respectively, of these sales were made to customers outside of the service territory of the regulated utility. During the six months ended March 31, 2002, WGEServices sold 2,518.1 gigawatt-hours of electricity to 58,000 accounts as compared to 251.0 million kilowatt hours to 8,000 accounts during the six months ended March 31, 2001. In total, WGEServices’ revenues increased to $302.0 million compared to $232.7 million in the six months ended March 31, 2002 and 2001 respectively.

     Earnings from WGEServices increased from a $2.3 million net loss for the six months ended March 31, 2001 to net income of $2.3 million for the six months ended March 31, 2002. The improvement is attributable to a 38.3 percent growth in gas customers within the regulated utility’s service area, as well as a lower cost of gas and thus a small increase in gas margins. Slightly offsetting this increase was an 11.2 percent decline in gas customers outside of the regulated utility’s service area.

     HVAC Segment

     Revenues from the Company’s commercial HVAC business decreased from $42.2 million for the six months ended March 31, 2001 to $32.8 million for the six months ended March 31, 2002. Net income from this business decreased to $1.2 million for the six months ended March 31, 2002 from $3.8 million for the six months ended March 31, 2001. The decline in revenue and net income for the commercial HVAC subsidiary is attributed to a decline in high margin service work that positively impacted results for the six months ended March 31, 2001.

     The Company’s 50-percent residential HVAC investment in Primary Investors produced a loss from operations of $3.0 million for the six months ended March 31, 2002, compared to a loss of $0.9 million for the six months ended March 31, 2001. Aside from the warmer winter weather, the residential HVAC business continued to deliver low sales and low profit margins, joined with high selling, general, and administrative expenses in relation to sales.

     To appropriately reflect the performance and value of the residential HVAC investment, the Company recorded a $7.3 million impairment for the six months ended March 31, 2002.

     OTHER INCOME (EXPENSES)—NET

     The $6.6 million improvement in Other Income (Expenses)-Net was primarily attributable to a $14.7 million benefit ($8.9 million, after tax, or $0.18 per average common share) related to the recovery on the weather insurance policy. Additionally, it includes a charge of $2.8 million

($1.7 million, after tax, or $0.04 per average common share) resulting from the bankruptcy of an energy company.

     INTEREST EXPENSE

     Total WGL Holdings interest expense decreased by $3.5 million (13.0 percent) from the same period last year, reflecting the following changes in interest expense:

Composition of Interest Expense Changes
(In thousands of dollars)

	WGL Holdings			Washington Gas

	Six Months Ended			Six Months Ended
	March 31,			March 31,

	2002	2001	Variance	2002	2001	Variance

Long-Term Debt	$21,363	$20,514	$849	$21,363	$20,514	$849
Short-Term Debt	1,329	5,985	(4,656)	1,073	5,985	(4,912)
Other (Includes AFUDC)	549	226	323	1,335	230	1,105

Total	$23,241	$26,725	$(3,484)	$23,771	$26,729	$(2,958)

     Interest on long-term debt increased $0.8 million primarily due to a $39.3 million increase in the average balance of long-term debt outstanding, which reflects the issuance of $52.0 million of MTNs during fiscal year 2002. The weighted average cost of debt outstanding decreased by 0.09 percentage points during the same period. The embedded cost of long-term debt outstanding at March 31, 2002 was 6.7 percent.

     Interest on short-term debt decreased $4.7 million reflecting a $66.4 million decrease in the average short-term debt balance outstanding and a 4.13 percentage point decrease in the weighted-average cost of such debt reflecting the current period’s significantly lower interest rates. The reduction in short-term borrowings was due to reduced financing needs from lower levels of accounts receivable and storage gas inventory balances.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has a goal to maintain its common equity ratio in the mid-50 percent range of total consolidated capital. In addition, the Company has a general policy to reduce short-term debt balances in the spring because a significant portion of the Company’s current assets are converted to cash at the end of the heating season. Accomplishing these objectives and maintaining sufficient cash flow are necessary to preserve the Company’s and Washington Gas’ credit ratings and to allow access to capital at relatively low costs.

     SHORT-TERM CASH REQUIREMENTS AND RELATED FINANCING

     The regulated utility’s business is highly weather sensitive and seasonal. Approximately 75 percent of Washington Gas’s therm deliveries (excluding deliveries for electric generation) occur in the first and second fiscal quarters. This weather sensitivity causes short-term cash requirements to vary significantly during the year. Cash requirements peak in the fall and winter months when accounts receivable, accrued utility revenues and storage gas are at, or near, their highest levels. After the winter heating season, these assets are converted into cash and are generally used to repay short-term debt and acquire storage gas for the subsequent heating season.

     The Company uses short-term debt in the form of commercial paper and unsecured short-term bank loans to fund seasonal requirements. The regulated utility has regulatory authority to issue up to $300 million of short-term debt. In support of this program, the regulated utility had bank credit facilities totaling $250.0 million as of March 31, 2002, consistent with its policy of maintaining back up facilities of at least 80 percent of its authorized maximum short-term debt position. WGL Holdings’ policy is to maintain bank credit facilities in an amount equal to or greater than its expected maximum short-term debt position. At March 31, 2002, these credit facilities totaled $85.0 million.

     On May 10, 2002, WGL Holdings and Washington Gas executed new revolving credit agreements with its bank group, in the amounts of $85 million and $220 million respectively. Each company pays a facility fee of 8 basis points. The new credit agreements replace previously existing bank lines of credit of $65 million for WGL Holdings and $240 million for Washington Gas. The credit agreements expire on May 9, 2003. At March 31, 2002, the Company had notes payable outstanding, which consist of commercial paper of $86.9 million compared to $134.1 million at September 30, 2001. The variance in notes payable from September 30, 2001, reflects the Company’s decreased use of short-term debt from financing accounts receivable balance and the issuance, by the regulated utility, of $27 million of Medium Term Notes (MTNs) in October 2001 and another $25 million in February 2002, the proceeds of which were used to reduce commercial paper outstanding.

     LONG-TERM CASH REQUIREMENTS AND RELATED FINANCING

     To fund construction expenditures and other capital requirements, the Company draws upon both internal and external sources of cash. The Company’s ability to generate adequate cash internally depends upon a number of factors, including the timing and amount of rate increases received and the level of therm deliveries. The regulated utility’s last significant base rate increase became effective in December 1994. Because of the annual growth in facilities to serve new customers, the regulated utility is a net borrower of cash on an annual basis. The Company uses a combination of short-term debt as described above, long-term debt and common stock to meet any cash needs not met through operations.

     On February 22, 2002, Washington Gas issued $25 million of long-term debt in the form of MTNs with a coupon of 6.00 percent, maturing February 2012. The notes may be redeemed by Washington Gas prior to maturity.

     At March 31, 2002, Washington Gas was authorized to issue up to $198 million of long-term debt under an existing shelf registration. Washington Gas’ authority from the State Corporation Commission of Virginia (SCC of VA) and the Public Service Commission of the District of Columbia (PSC of DC) to issue long-term debt expires on December 31, 2002. Washington Gas intends to file an application with both commissions to renew its authority.

     SECURITY RATINGS

     The table below shows the ratings on both WGL Holdings’ and Washington Gas’ debt instruments at March 31, 2002.

	WGL Holdings, Inc.		Washington Gas

Unsecured
	Medium-Term		Unsecured	Commercial
	Notes (Indicative)	Commercial Paper	Medium-Term Notes	Paper

RATING SERVICE
Fitch, Inc.	A+	F1	AA-	F1+
Moody’s Investors Service	*	P-1	Aa2	P-1
Standard & Poor’s Corporation	AA-	A-1+	AA-	A-1+

•	Unpublished

     If the Company or Washington Gas were to experience changes in their debt ratings, the cost of their future short-term and long-term debt would be affected. Furthermore, a change would impact the facility fees paid to banks.

CONTRACTUAL OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS AND OTHER COMMERCIAL COMMITMENTS

     Washington Gas has entered into contracts in the normal course of business that require it to make fixed and determinable payments for many years in the future. These obligations consist of long-term debt issued to finance the Company’s capital investment, obligations to purchase natural gas commodity and pipeline transportation capacity for its regulated utility operations.

     At the current time, all of the costs incurred under the natural gas commodity and pipeline transportation capacity contracts have ongoing market value and are fully recoverable through purchased gas cost recovery mechanisms in each of the regulated utility’s jurisdictions.

     WGL Holdings and its affiliates have guaranteed certain purchases of natural gas and electricity for its retail energy-marketing segment, WGEServices. At March 31, 2002, these guarantees totaled $196.3 million. Termination of the guarantees is coincident with the satisfaction of all obligations of WGEServices covered by the guarantees. WGL Holdings may cancel any or all of the guarantees on written notice to the counterparty.

     Please refer to WGL Holdings fiscal year 2001 Annual Report on Form 10-K for additional details about each of these contractual obligations.

     CASH FLOW FROM OPERATING ACTIVITIES

     Net cash generated by operating activities totaled $132.2 million during the first six months of fiscal year 2002 compared to $26.2 million of net cash used in operating activities for the same period last year. The $158.4 million increase in cash provided by operating activities was primarily the result of lower levels of funds required to support accounts receivable and accrued utility revenues, reflecting lower revenues in the current period due to lower sales volumes and lower costs of gas in the current year. Cash was also provided from the collection of gas cost owed by customers primarily as a result of higher natural gas prices in 2001. Offsetting these higher provisions was a lower source of cash from accounts payable for gas purchases, which declined because of the same volumetric and price reasons and lower net income.

     CASH FLOW FROM FINANCING ACTIVITIES

     During the six months ended March 31, 2002, the Company issued $66.4 million of long-term debt, $66.3 million of which was issued by Washington Gas which includes $52 million of MTNs with a weighted average coupon rate of 6.01 percent and $14.4 million of long-term debt used primarily to fund construction projects.

     The dividends paid by the Company during the six months ended March 31, 2002, increased by $1.8 million reflecting a $0.010 increase per common share paid during the current six months compared to the six months ended March 31, 2001 and the impact of 2,038,500 additional shares of common stock issued in June 2001.

     CASH FLOW FROM INVESTING ACTIVITIES

     During the six months ended March 31, 2002, WGL Holdings had consolidated capital expenditures of $68.6 million, on a budget of $145.7 million for fiscal year 2002, compared to capital expenditures of $47.9 million for the six months ended of fiscal year 2001.

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

     Effective April 1, 2001, WGEServices assumed a large portion of the responsibility to deliver the appropriate level of gas to its customers on a daily basis. WGEServices will continue to be able to avail itself of certain peak shaving capacity that the regulated utility provides for a fee and also is acquiring a pro-rata portion of the utility’s storage gas capacity to manage its load. Therefore, variations in demand caused by fluctuations in weather applicable to approximately 50-percent of WGEServices’ annual sales volumes could result in WGEServices having contracted for more or less gas than its customers require on any given day. As a result, WGEServices has modified its risk management and procurement policies to reflect the need to obtain storage capacity and other contractual arrangements to meet the weather-related variability in its demand and to ensure the financial exposure caused by this variability in demand is adequately controlled.

     WGEServices purchased call and put options in October 2001, in accordance with its risk management policy. WGEServices held no open positions in puts or calls at March 31, 2002. The value of options held at the end of each period are marked-to-market in accordance with the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.

     BASE RATES

     Since its last base rate proceedings in 1994 through December 31, 2001, Washington Gas has successfully maintained a balance between efficient management of resources and the increased costs of doing business. To support the addition of over 175,000 new utility customers since 1994, the regulated utility’s net investment in property, plant and equipment increased 50 percent, or $500 million, while distribution rates remained unchanged. Throughout the same period Washington Gas was able to reduce the level of its operations and maintenance expenses by 14 percent, or $30 million, between fiscal year 1994 and fiscal year 2000. These expense savings were combined with effective deployment of capital to serve new customers.

     As of December 31, 2001, the Washington Gas customer base was 24 percent larger than in 1994 and inflation, as measured by the consumer price index, rose 19 percent. To continue to achieve competitive returns for shareholders, Washington Gas is seeking increased rates in each of its jurisdictions. The following sections summarize the history and current status of the regulatory proceedings in each of the regulated utility’s jurisdictions.

     Washington Gas cannot predict the outcome of any of these rate filings, however, it believes that these cases will each be resolved near the beginning of the fiscal year 2003 heating season. Therefore, it is unlikely that these cases, individually or in total, will have a significant impact on the regulated utility’s financial position or results of operations during fiscal year 2002.

     District of Columbia

     On February 17, 2000, the District of Columbia’s Office of the People’s Counsel (OPC) filed a complaint with the PSC of DC requesting an investigation into the rates and charges of Washington Gas. On February 28, 2000, Washington Gas filed an answer urging the PSC of DC to dismiss the OPC complaint because the OPC’s analysis of the regulated utility’s rates was substantively flawed. On March 21, 2001, the PSC of DC issued an Order granting the OPC’s request to initiate an investigation into the reasonableness of Washington Gas’s base rates. The PSC of DC’s Order required Washington Gas to file base rate information no later than ninety (90) days from March 21, 2001. On June 19, 2001, the regulated utility filed an application requesting a rate increase of $16.3 million, or 6.8 percent of overall annual revenues in the District of Columbia. The request includes a 12.25 percent return on equity, coupled with an incentive rate plan.

     In December 2001, the PSC of DC issued an Order that identified a dozen issues in the case. In addition, the PSC of DC set a procedural case schedule in that Order.

     On March 8, 2002, the D.C. Office of the Peoples Council filed testimony in which it recommended that the PSC of DC order Washington Gas to reduce its rates by $12.0 million, or 5.0 percent. The OPC’s recommendation is premised on a 9.75 percent return on common equity. The OPC also recommended a one-time refund of an estimated $9 million associated with Pensions and Other Postretirement Benefits. Washington Gas filed rebuttal testimony on April 15, 2002, which supported their request for a $16.3 million increase and which rebutted the testimony of OPC and other intervenors in the case. Under the Commission’s procedural schedule, evidentiary hearings will begin on May 20, 2002, and a final decision is expected to be rendered by the PSC of DC on July 29, 2002. Based on the procedural schedule, the regulated utility expects that new rates would go into effect in August 2002.

     Maryland Jurisdiction

     On March 28, 2002, Washington Gas filed an application with the Maryland Public Service Commission, (PSC of MD) requesting an increase in revenues of approximately $31.4 million or 9.3 percent. The recently filed request for a revenue increase is predicated on a total revenue requirement of $367.4 million. The request includes a 12.50 percent return on equity, coupled with an incentive rate plan.

     On April 26, 2002, the Commission issued a procedural order that divided the Commission’s review of Washington Gas’ application into two phases. In Phase I, the Commission will review Washington Gas’ base rate case, its proposal regarding incentive rates and a number of other issues associated with Washington Gas’ proposed tariffs and rates. During Phase II the Commission will review issues regarding Washington Gas’ proposal for serving as the “supplier/provider of last resort for natural gas services”. The order also set a procedural schedule for filing pre-filed direct and rebuttal testimony in this case and indicated that evidentiary hearings would be conducted from June 29, 2002 through August 2, 2002.

     Under Maryland law, the PSC of MD has the authority to suspend the implementation of the proposed increase for up to 210 days from the filing. The PSC of MD typically uses the full 210 days to review the reasonableness of the proposed change in rates. If action has not been taken after 210 days, rates may be placed into effect subject to refund. At the present time, the regulated utility anticipates any changes in base rates from this filing will become effective on approximately November 1, 2002

     Virginia Jurisdiction

     Washington Gas expects to file requests with the SCC of VA to increase its regulated utility rates in Virginia during the first half of 2002. This upcoming rate application is predicated primarily on an increase in the property, plant and equipment that serves the significant customer growth, as well as increases in the cost of operations and maintenance.

WASHINGTON GAS

     As discussed on page 3, this Quarterly Report on Form 10-Q includes separate consolidated financial statements for WGL Holdings (pages 4 through 7), as well as for Washington Gas (pages 8 through 11). This section of the Quarterly Report on Form 10-Q discusses the consolidated financial position and results of operations of Washington Gas throughout the reported periods. As previously noted, all results for Washington Gas prior to the November 1, 2000 corporate restructuring are reported on a consolidated basis, in accordance with generally accepted accounting principles. This consolidation reflects the results of Washington Gas’ operations, as well as those of its subsidiaries prior to the restructuring. All results of operations reported after the restructuring reflect the financial position and results of Washington Gas alone.

     In many cases, the reasons for the changes in the financial position and results of operations for both WGL Holdings and Washington Gas are essentially the same. In those instances, the reader is referred to the WGL Holdings Management’s Discussion and Analysis of Financial Condition and Results of Operations, which begins on page 19. The following management’s discussion of Washington Gas’ financial position and results of operations only describes those instances in which the reasons for changes in the financial results or results of operations vary from those of WGL Holdings.

RESULTS OF OPERATIONS—THREE MONTHS ENDED
     MARCH 31, 2002 VS. MARCH 31, 2001

     EARNINGS

     For the three months ended March 31, 2002, Washington Gas reported net income applicable to common stock of $54.0 million compared to $60.7 million for the prior year period.

     The primary reason for the decline in Washington Gas’ results was a 16.2 percent decrease in the number of heating degree days when compared to the same period of the prior year. During the current quarter weather was also 11.8 percent warmer than normal as compared to the prior year quarter in which weather was 4.8 percent colder than normal. This in turn directly resulted in a 12.2 percent decline in firm therm deliveries over the same quarter last year, despite a 3.3 percent increase in its customer base. These decreases resulted in a $19.9 million decline in utility net revenues.

     Non-utility operations contributed $0.1 million on net income in the second quarter of fiscal year 2002, compared to net income of $0.4 million for the prior year second quarter. Comparable results for the non-utility operations are reflected in WGL Holdings’ consolidated financial statements and notes thereto which begin on page 4, and the WGL Holdings Management’s Discussion and Analysis of Financial Condition and Results of Operations which begins on page 19.

     The $5.2 million improvement in Other Income (Expenses)-Net was primarily attributable to the effects of weather insurance compensation of $8.1 million, the related weather insurance premium of $2.4 million, and their related income tax effects.

     UTILITY NET REVENUES

     The operating revenues and cost of gas for the three months ended March 31, 2002 (reported on the Washington Gas Consolidated Statements of Income on page 10), both include offsetting amounts of $5.7 million for gas services relating to storage, injections and withdrawals with WGEServices. These inter-company charges were eliminated on WGL Holdings’ Consolidated Statements of Income (page 5). The reasons for the remaining variances in Washington Gas’ utility net revenues are essentially identical to the Utility Segment Net Revenues results discussed in WGL Holdings’ Management’s Discussion and Analysis beginning on page 21.

     OTHER UTILITY OPERATING EXPENSES

     The other utility operating expenses reported by Washington Gas for the quarter ended March 31, 2002, include $0.6 million of expenses for transactions with Hampshire Gas Company (Hampshire). These inter-company charges are eliminated on WGL Holdings’ Consolidated Statements of Income (page 5). The reasons for the remaining variances in Washington Gas’ other utility operating expenses are essentially identical to the Other Utility Segment Operating Expenses results discussed in WGL Holdings’ Management’s Discussion and Analysis of Financial Condition and Results of Operations which begins on page 22.

     NON-UTILITY OPERATING RESULTS

     The non-utility results of operations reported by Washington Gas for the current quarter exclude the results of its former retail energy-marketing and HVAC segments after October 31, 2000. For a discussion of the results of these segments for the three months ended March 31, 2002 and 2001, see Non-Utility Operating Results, beginning on page 23 of WGL Holdings’ Management’s Discussion and Analysis.

     OTHER INCOME (EXPENSES)—NET AND INTEREST EXPENSE

     The primary reasons for the changes in Washington Gas’ Other Income (Expenses)-Net and Interest Expense are essentially as those described in WGL Holdings’ Management’s Discussion and Analysis on page 24.

RESULTS OF OPERATIONS SIX MONTHS ENDED
     MARCH 31, 2002 VS. MARCH 31, 2001

     EARNINGS

     For the six months ended March 31, 2002, Washington Gas reported net income applicable to common stock of $83.2 million compared to net income of $111.6 million for the prior year period.

     The primary reason for the decline in Washington Gas’ results was a 25.0 percent decrease in the number of heating degree days when compared to the same period of the prior year. During the current six months ended, weather was also 14.7 percent warmer than normal as compared to the prior year six months ended in which weather was 13.7 percent colder than normal. This in turn directly resulted in a 20.6 percent decline in firm therm deliveries over the same prior year period, despite a 3.3 percent increase in its customer base. These decreases resulted in a $57.1 million or 15.5 percent decline in utility net revenues.

     The results for Washington Gas are different than for WGL Holdings because they exclude net income in the current six months ended and net losses in the same period last year from WGL Holdings non-utility subsidiaries after October 31, 2000.

     The non-utility operations contributed $0.2 million of net income for the six months ended March 31, 2002 and $0.6 million in the same period this year. Comparable results for the non-utility operations are reflected in WGL Holdings’ consolidated financial statements and notes thereto which begins on page 4, and the WGL Holdings Management’s Discussion and Analysis of Financial Condition and Results of Operations which begins on page 20.

     The results include the effects of weather insurance compensation of $14.7 million, the related weather insurance premium of $3.9 million, and their related income tax effects.

     UTILITY NET REVENUES

     The operating revenues and cost of gas for the six months ended March 31, 2002 (reported on the Washington Gas Consolidated Statements of Income on page 9), both include offsetting amounts of $9.6 million for system balancing transactions with WGEServices, a subsidiary of Washington Gas before the November 1, 2000 restructuring. These inter-company charges were eliminated on WGL Holdings’ Consolidated Statements of Income on page 6. The reasons for the remaining variances in Washington Gas’ utility net revenues are essentially identical to the Utility Segment Net Revenues results discussed in WGL Holdings’ Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 25.

     OTHER UTILITY OPERATING EXPENSES

     The other utility operating expenses reported by Washington Gas for the six months ended March 31, 2002, include $1.2 million of expenses for transactions with Hampshire. These inter-company charges were eliminated on WGL Holdings’ Consolidated Statements of Income (page 6). The reasons for the remaining variances in Washington Gas’ other utility operating expenses are essentially identical to Other Utility Segment Operating Expenses, discussed in WGL Holdings’ Management’s Discussion and Analysis of Financial Condition and Results of Operations which begins on page 22.

     NON-UTILITY OPERATING RESULTS

     The non-utility results of operations reported by Washington Gas exclude the results of its former energy marketing and HVAC segments after October 31, 2000. For a complete discussion of the results of these segments for the six months ended March 31, 2002 and 2001, see Non-Utility Operating Results beginning on page 27 of WGL Holdings’ Management’s Discussion and Analysis of Financial Condition and Results of Operation.

     OTHER INCOME (EXPENSES)—NET AND INTEREST EXPENSE

     The primary reasons for the changes in Washington Gas’ Other Expenses-Net and Interest Expense are essentially as those described in WGL Holdings’ Management’s Discussion and Analysis beginning on page 28.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity and capital resources for Washington Gas are generally identical to the liquidity and capital resources of WGL Holdings, except for certain items and the transactions between WGL Holdings and the other non-regulated subsidiaries. For purposes of discussing the liquidity and capital resources of Washington Gas, this section incorporates by reference, the disclosures provided in this document under the similar section for WGL Holdings, titled “Liquidity and Capital Resources”. WGL Holdings provides financing and capital resources to all of its subsidiaries. During March of 2002, WGL Holdings made a $20.2 million capital contribution to Washington Gas. The contribution is reflected in financing activities for the six months ended March 31, 2002. Effective November 1, 2000, Washington Gas no longer has any subsidiaries of its own. At that time, a corporate restructuring moved all subsidiaries previously under Washington Gas, to WGL Holdings, a holding company. Accordingly, as a result of the restructuring , Washington Gas no longer provides financing or capital resources to any of these subsidiaries . However, for the six months ended March 2001, Washington Gas’ investing activities reflect certain pre-restructuring transactions including an $11.8 million cash transfer to WGL Holdings related to the formation of the holding company and dividends of the former subsidiaries that were made prior to the formation of the holding company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
OF THE COMPANY

     WGL Holdings and its subsidiary, Washington Gas, have interest rate risk exposure related to long-term debt. Additionally, WGL Holdings’ subsidiary, WGEServices has price risk exposure related to gas marketing activities. For information regarding the exposure related to these risks, see page 33 of this Form 10-Q, under the caption Price Risk Related to Retail Energy Marketing and Item 7A in the combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2001. Neither WGL Holdings nor Washington Gas’s risk associated with interest rates have materially changed from September 30, 2001. At March 31, 2002, WGEServices’ open position was not material to WGL Holdings’ financial position or results of operations.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Stockholders of WGL Holdings and Washington Gas was held on February 25, 2002.

(b) Matters voted upon at the WGL Holdings meeting:

The following individuals were elected to the Board of Directors of WGL Holdings at the Annual Meeting on February 25, 2002:

37

	Votes in Favor	Votes Withheld

Michael D. Barnes	38,004,664	775,999
Daniel J. Callahan, III	38,128,798	651,865
George P. Clancy, Jr.	38,149,703	630,960
James H. DeGraffenreidt, Jr.	38,143,148	637,515
Melvyn J. Estrin	38,128,811	651,852
Debra L. Lee	38,114,943	665,720
Philip A. Odeen	38,157,000	623,663
Karen Hastie Williams	38,020,197	760,466

The same individuals listed above were elected to the Board of Directors of Washington Gas at its annual meeting of shareholders held on February 25, 2002. All the nominees received 46,479,536 votes in favor, there were no votes withheld.

(c) The following additional matters were introduced and voted upon at the Annual Meetings:

WGL Holdings:

The Board of Directors recommended that the Stockholders ratify the appointment of Arthur Andersen LLP, independent public accountants, to audit the books and accounts of the Company for fiscal year 2002. This proposal was approved by a vote of 35,792,427 votes in favor of the proposal, and 2,627,917 against. There were 360,319 abstentions.

A stockholder proposed that the Board of Directors take steps to provide for cumulative voting in the election of Directors. This proposal was defeated by a vote of 8,537,464 in favor of the proposal and 20,563,791 against. There were 1,178,574 abstentions and 8,500,834 broker non-votes.

Washington Gas:

The shareholders ratified the appointment of Arthur Andersen LLP as independent public accountants for fiscal year 2002, by a vote of 46,479,536 in favor, and no votes opposed.

ITEM 5. OTHER ITEMS

Delisting of Washington Gas Light Company Preferred Stock

     The Philadelphia Stock Exchange (the Exchange) has approved the voluntary delisting of the three series of preferred stock of Washington Gas Washington Gas. These three series of preferred stock are Washington Gas’ $4.25 series preferred stock; $4.80 series preferred stock and $5.00 series preferred stock. Washington Gas applied to voluntarily delist this preferred stock in response to a notice from the Exchange indicating there are an insufficient number of preferred shares outstanding to meet the Exchange’s requirements for continued listing on the Exchange.

     The decision to delist the preferred stock of Washington Gas does not change any rights of the holders of such preferred shares nor the obligations of Washington Gas.

     Washington Gas’ preferred stock will continue to be quoted on the over-the-counter Bulletin Board and in the Pink Sheets.

     The delisting became effective May 10, 2002, at the opening of business, upon an order by the Securities and Exchange Commission. Washington Gas registered the preferred stock under Section 12(g) of the Securities Exchange Act of 1934.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits required by Item 601 of Regulation S-K:

99.0 Computation of Ratio of Earnings to Fixed Charges WGL Holdings, Inc.

99.1 Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends WGL Holdings, Inc.

99.2 Computation of Ratio of Earnings to Fixed Charges Washington Gas Light Company

99.3 Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends Washington Gas Light Company

(b) Reports on Form 8-K

•	As co-registrant’s, WGL Holdings, Inc. and Washington Gas Light Company filed a Current Report on Form 8-K dated March 8, 2002, to report that the Office of People’s Counsel filed Direct Testimony in response to a previously filed application to increase rates, in the District of Columbia, by Washington Gas Light Company.

•	As co-registrant’s, WGL Holdings, Inc. and Washington Gas Light Company filed a Current Report on Form 8-K dated March 28, 2002, to report the filing of an application with the Public Service Commission of Maryland to increase rates within Maryland.

•	As co-registrant’s, WGL Holdings, Inc. and Washington Gas Light Company filed a Current Report on Form 8-K dated April 23, 2002, to report the voluntary delisting of the three series of preferred stock of Washington Gas Light Company.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

WGL HOLDINGS, INC.

and

WASHINGTON GAS LIGHT COMPANY (Co-Registrants)

Date:	May 15, 2002	/s/ Mark P. O’Flynn Mark P. O’Flynn Controller (Principal Accounting Officer)