Form 10-Q
period 2002-06-30
WGL HOLDINGS INC; WASHINGTON GAS LIGHT CO
filed 2002-08-14
CIK 1103601, 104819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2002

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
Washington, D.C. 20080
(703) 750-4440

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days. Yes   X    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

WGL Holdings, Inc. common stock, no par value, outstanding as of July 31, 2002: 48,564,667 shares.

All of the outstanding shares of common stock ($1 par value) of Washington Gas Light Company were held by WGL Holdings, Inc. as of July 31, 2002.

Form 10-Q
Quarter Ended June 30, 2002

TABLE OF CONTENTS
PART I. Financial Information

Item 1. Financial Statements:
WGL Holdings, Inc.:
Consolidated Balance Sheets	4
Consolidated Statements of Income	5
Consolidated Statements of Cash Flows	7
Washington Gas Light Company:
Consolidated Balance Sheets	8
Consolidated Statements of Income	9
Consolidated Statements of Cash Flows	11
Notes to Consolidated Financial Statements	12
(WGL Holdings, Inc. and Washington Gas Light Company Combined)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
WGL Holdings, Inc.	22
Analysis of Results of Operations – Three months ended
June 30, 2002 vs. June 30, 2001	22
Analysis of Results of Operations – Nine months ended
June 30, 2002 vs. June 30, 2001	25
Washington Gas Light Company	31
Analysis of Results of Operations – Three months ended
June 30, 2002 vs. June 30, 2001	32
Analysis of Results of Operations – Nine months ended
June 30, 2002 vs. June 30, 2001	35
Item 3. Quantitative and Qualitative Disclosures About Market Risks of the Company	41
PART II. Other Information
Item 6. Exhibits and Reports on Form 8-K	41
Signature	42

FILING FORMAT

     This Quarterly Report on Form 10-Q is a combined report being filed by two separate registrants: WGL Holdings, Inc. (WGL Holdings or the Company) and Washington Gas Light Company (Washington Gas or the regulated utility). Except where the content clearly indicates otherwise, any reference in the report to “WGL Holdings” or “the Company” is to the consolidated entity WGL Holdings and all of its subsidiaries, including Washington Gas, a distinct registrant that is a wholly owned subsidiary of WGL Holdings.

     Effective November 1, 2000, Washington Gas and its subsidiaries became subsidiaries of WGL Holdings, a newly formed holding company that was established under the Public Utility Holding Company Act of 1935. At that time, all of the shares of common stock of Washington Gas, a regulated natural gas utility, were converted into an equal number of shares of common stock of WGL Holdings. WGL Holdings also owns all of the shares of common stock of Washington Gas’ former wholly owned subsidiaries (Crab Run Gas Company, Hampshire Gas Company and Washington Gas Resources Corporation) and its former 50-percent equity investment in Primary Investors, LLC.

     Part I — Financial Information of this Quarterly Report on Form 10-Q includes separate consolidated financial statements (i.e., balance sheets, statements of income and statements of cash flows) for WGL Holdings and Washington Gas. The WGL Holdings financial statements (pages 4 through 7) present the consolidated financial position, results of operations and cash flows of WGL Holdings for the respective periods indicated, which reflect transactions that occurred after the November 1, 2000, corporate restructuring, as well as the consolidated financial position of Washington Gas prior to the corporate restructuring. The consolidated results of operations and financial position of Washington Gas immediately before the restructuring is essentially identical to the financial position and results of operations of WGL Holdings immediately after the corporate restructuring.

     The consolidated financial statements for Washington Gas reflect the corporate restructuring which took place on November 1, 2000. This restructuring resulted in a change of ownership in several subsidiaries from Washington Gas to WGL Holdings. The consolidated financial statements of Washington Gas include all pre-restructured transactions of the formerly owned subsidiaries and exclude all post-restructured transactions since such transactions are properly reflected in the financial statements of WGL Holdings. The restructuring did not affect the Consolidated Balance Sheets for Washington Gas, presented herein, because there was no subsidiary ownership on the respective dates of those balance sheets. The Consolidated Statements of Income and Consolidated Statements of Cash Flows of Washington Gas reflect transactions of the wholly owned subsidiaries of Washington Gas for the month of October 2000. Thereafter, such transactions are excluded from the Consolidated Statements of Income and Consolidated Statements of Cash Flows because Washington Gas no longer owned the subsidiaries. Such transactions after October 2000 are reflected in the financial statements of WGL Holdings. The October 2000 transactions do not have a material impact on the financial statements of Washington Gas or on the variations between the two periods with respect to comparisons of the financial statements for the various periods.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WGL Holdings, Inc.
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30
(Thousands)	2002	2001

ASSETS	(Unaudited)
Property, Plant and Equipment
At original cost	$2,441,111	$2,340,410
Accumulated depreciation and amortization	(862,074)	(820,663)

Net Property, Plant and Equipment	1,579,037	1,519,747

Current Assets
Cash and cash equivalents	8,449	12,104
Accounts receivable	196,725	152,914
Gas costs due from customers	21,793	58,718
Allowance for doubtful accounts	(16,713)	(19,539)
Accrued utility revenues	8,548	15,180
Materials and supplies principally at average cost	13,493	14,230
Storage gas at cost (first-in, first-out)	54,349	135,762
Deferred income taxes	15,800	—
Other prepayments principally taxes	12,809	19,462
Exchange gas imbalance unregulated operations	51	605
Other	1,756	3,063

Total Current Assets	317,060	392,499

Deferred Charges and Other Assets
Regulatory assets	73,470	98,323
Equity in 50%-owned residential HVAC investment, excluding tax benefits (Note 4)	—	10,802
Prepaid qualified pension benefits	53,586	38,844
Other	32,723	20,898

Total Deferred Charges and Other Assets	159,779	168,867

Total Assets	$2,055,876	$2,081,113

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders’ equity	$804,432	$788,253
Washington Gas Light Company Preferred stock	28,173	28,173
Long-term debt (Note 2)	629,599	584,370

Total Capitalization	1,462,204	1,400,796

Current Liabilities
Current maturities of long-term debt	56,749	48,179
Notes payable	15,714	134,052
Accounts payable	110,244	116,822
Wages payable	14,740	15,358
Accrued interest	13,921	3,258
Dividends declared	15,743	15,621
Customer deposits and advance payments	9,543	8,657
Gas costs due to customers	998	1,862
Deferred income taxes	—	3,539
Accrued taxes	40,508	13,129
Other	929	459

Total Current Liabilities	279,089	360,936

Deferred Credits
Unamortized investment tax credits	16,963	17,640
Deferred income taxes	195,944	209,292
Accrued pensions and benefits	33,718	34,840
Other	67,958	57,609

Total Deferred Credits	314,583	319,381

Total Capitalization and Liabilities	$2,055,876	$2,081,113

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

WGL Holdings, Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	June 30,

(Thousands, Except Per Share Data)	2002	2001

UTILITY OPERATIONS
Operating Revenues	$163,696	$182,377
Less: Cost of gas	82,839	101,071
Revenue taxes	3,240	4,468

Utility Net Revenues	77,617	76,838

Operating Expenses
Operation	40,587	38,732
Maintenance	11,109	9,365
Depreciation and amortization	18,735	17,419
General taxes	8,881	10,462
Income tax (benefit)	(4,681)	(4,039)

Utility Operating Expenses	74,631	71,939

Utility Operating Income	2,986	4,899

NON-UTILITY OPERATIONS
Operating Revenues
Retail energy-marketing	135,532	82,709
Heating, ventilating and air conditioning	14,489	16,182
Other non-utility activities	475	432

Non-Utility Operating Revenues	150,496	99,323

Equity Loss in 50%-Owned Residential HVAC Investment (Note 4)	(5,051)	(25)
Impairment of Residential HVAC Investment (Note 4)	(2,131)	—

Operating Expenses
Operation expense	150,881	98,009
Income tax (benefit) expense	(2,265)	415

Non-Utility Operating Expenses	148,616	98,424
Non-Utility Operating (Loss) Income	(5,302)	874

TOTAL OPERATING (LOSS) INCOME	(2,316)	5,773
Other Income (Expenses)—Net	(327)	(429)

(LOSS) INCOME BEFORE INTEREST EXPENSE	(2,643)	5,344

INTEREST EXPENSE
Interest on long-term debt	10,749	10,356
Other	463	1,479

Total Interest Expense	11,212	11,835

DIVIDENDS ON WASHINGTON GAS PREFERRED STOCK	330	330

NET LOSS	$(14,185)	$(6,821)

AVERAGE COMMON SHARES OUTSTANDING	48,566	47,012

LOSS PER AVERAGE COMMON SHARE- BASIC AND DILUTED (Note 3)	$(0.29)	$(0.15)

DIVIDENDS DECLARED PER COMMON SHARE	$0.3175	$0.3150

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

WGL Holdings, Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Nine Months Ended
	June 30,

(Thousands, Except Per Share Data)	2002	2001

UTILITY OPERATIONS
Operating Revenues	$809,746	$1,327,889
Less: Cost of gas	398,572	845,612
Revenue taxes	22,884	37,617

Utility Net Revenues	388,290	444,660

Operating Expenses
Operation	121,671	119,644
Maintenance	29,343	26,957
Depreciation and amortization	54,434	51,313
General taxes	26,952	29,534
Income tax expense	48,809	69,589

Utility Operating Expenses	281,209	297,037

Utility Operating Income	107,081	147,623

NON-UTILITY OPERATIONS
Operating Revenues
Retail energy-marketing	437,541	315,435
Heating, ventilating and air conditioning	47,261	58,419
Other non-utility activities	1,559	2,441

Non-Utility Operating Revenues	486,361	376,295

Equity Loss in 50%-Owned Residential HVAC Investment (Note 4)	(7,873)	(943)
Impairment of Residential HVAC Investment (Note 4)	(9,431)	—

Operating Expenses Operation expense	480,595	371,742
Income tax (benefit) expense	(59)	1,030

Non-Utility Operating Expenses	480,536	372,772
Non-Utility Operating (Loss) Income	(11,479)	2,580

TOTAL OPERATING INCOME	95,602	150,203
Other Income (Expenses)—Net	1,653	(5,190)

INCOME BEFORE INTEREST EXPENSE	97,255	145,013

INTEREST EXPENSE
Interest on long-term debt	32,110	30,870
Other	2,343	7,690

Total Interest Expense	34,453	38,560

DIVIDENDS ON WASHINGTON GAS PREFERRED STOCK	990	990

NET INCOME	$61,812	$105,463

AVERAGE COMMON SHARES OUTSTANDING	48,562	46,693

EARNINGS PER AVERAGE COMMON SHARE BASIC AND DILUTED (Note 3)	$1.27	$2.26

DIVIDENDS DECLARED PER COMMON SHARE	$0.95	$0.94

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

WGL Holdings, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	June 30,

(Thousands)	2002	2001

OPERATING ACTIVITIES
Net income	$61,812	$105,463
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES Depreciation and amortization (a)	58,546	55,039
Deferred income taxes—net	(13,157)	33,880
Amortization of investment tax credits	(677)	(674)
Accrued/deferred pension (income)	(10,550)	(12,168)
Allowance for funds used during construction	—	(376)
Equity loss in 50%-owned residential HVAC investment	7,873	943
Impairment of residential HVAC investment	9,431	--
Other non-cash expense (credits)—net, including gains and losses on investing activities	420	(320)

	113,698	181,787
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and accrued utility revenues	(40,005)	(105,491)
Gas costs due from/to customers—net	36,061	(6,506)
Storage gas	81,413	47,330
Other prepayments—principally taxes	6,653	(1,836)
Accounts payable	(7,178)	(13,593)
Wages payable	(618)	819
Customer deposits and advance payments	886	(2,814)
Accrued taxes	27,379	33,509
Accrued interest	10,663	10,625
Deferred purchased gas cost—net	9,324	(58,402)
Exchange gas imbalance—unregulated operations	554	10,230
Other—net	5,178	2,313

Net Cash Provided by Operating Activities	244,008	97,971

FINANCING ACTIVITIES
Common stock issued	—	52,664
Long-term debt issued	83,398	85,442
Long-term debt retired	(29,623)	(1,544)
Debt issuance costs	(732)	(557)
Notes payable	(118,338)	(102,930)
Dividends on common stock	(46,014)	(43,462)
Other financing activities	386	1,039

Net Cash Used in Financing Activities	(110,923)	(9,348)

INVESTING ACTIVITIES
Capital expenditures	(115,389)	(81,182)
50%-owned residential HVAC investment (Note 4)	(4,814)	(750)
Other investing activities	(16,537)	(16,467)

Net Cash Used in Investing Activities	(136,740)	(98,399)

DECREASE IN CASH AND CASH EQUIVALENTS (b)	(3,655)	(9,776)
Cash and Cash Equivalents at Beginning of Period (b)	12,104	24,336

Cash and Cash Equivalents at End of Period (b)	$8,449	$14,560

(a)	Includes amounts charged to other accounts.

(b)	Cash equivalents are highly liquid investments, maturing in three months or less when purchased.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$31,182	$17,510
Interest paid	$23,112	$28,048

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Washington Gas Light Company
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
(Thousands)	2002	2001

	(Unaudited)
ASSETS
Property, Plant and Equipment
At original cost	$2,417,121	$2,317,566
Accumulated depreciation and amortization	(846,978)	(806,730)

Net Property, Plant and Equipment	1,570,143	1,510,836

Current Assets
Cash and cash equivalents	7,914	7,537
Accounts receivable (Note 7)	91,540	69,481
Gas costs due from customers	21,793	58,718
Allowance for doubtful accounts	(13,984)	(17,279)
Accrued utility revenues	8,548	15,180
Materials and supplies—principally at average cost	13,263	14,000
Storage gas—at cost (first-in, first-out)	39,506	109,674
Receivables from associated companies (Note 7)	15,458	8,500
Deferred income taxes	14,592	--
Other prepayments—principally taxes	10,568	16,641

Total Current Assets	209,198	282,452

Deferred Charges and Other Assets
Regulatory assets	73,470	98,323
Prepaid qualified pension benefits	53,319	38,647
Other	28,891	18,656

Total Deferred Charges and Other Assets	155,680	155,626

Total Assets	$1,935,021	$1,948,914

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders’ equity	$768,605	$723,886
Preferred stock	28,173	28,173
Long-term debt (Note 2)	629,468	584,165

Total Capitalization	1,426,246	1,336,224

Current Liabilities
Current maturities of long-term debt	56,654	47,937
Notes payable	—	98,724
Accounts payable (Note 7)	43,885	74,597
Wages payable	14,418	14,928
Accrued interest	13,925	3,262
Dividends declared	15,761	15,627
Customer deposits and advance payments	9,543	8,657
Payables to associated companies (Note 7)	—	14,700
Gas costs due to customers	998	1,862
Deferred income taxes	—	4,114
Accrued taxes	36,436	8,364
Other	29	166

Total Current Liabilities	191,649	292,938

Deferred Credits
Unamortized investment tax credits	16,934	17,606
Deferred income taxes	200,460	210,469
Accrued pensions and benefits	33,588	34,730
Other	66,144	56,947

Total Deferred Credits	317,126	319,752

Total Capitalization and Liabilities	$1,935,021	$1,948,914

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Washington Gas Light Company
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	June 30,

(Thousands)	2002	2001

UTILITY OPERATIONS
Operating Revenues (Note 7)	$165,793	$186,815
Less: Cost of gas (Note 7)	84,936	105,509
Revenue taxes	3,240	4,468

Utility Net Revenues	77,617	76,838

Operating Expenses
Operation (Note 7)	41,104	39,190
Maintenance	11,022	9,289
Depreciation and amortization	18,569	17,255
General taxes	8,811	10,352
Income tax (benefit)	(4,765)	(4,249)

Utility Operating Expenses	74,741	71,837

Utility Operating Income	2,876	5,001

NON-UTILITY OPERATIONS
Operating Revenues
Other non-utility	673	312

Non-Utility Operating Revenues	673	312

Operating Expenses
Operation expenses	7,304	675
Income tax (benefit)	(2,935)	(231)

Non-Utility Operating Expenses	4,369	444

Non-Utility Operating Loss	(3,696)	(132)

TOTAL OPERATING (LOSS) INCOME	(820)	4,869
Other Income (Expenses)—Net	(1,452)	(404)

(LOSS) INCOME BEFORE INTEREST EXPENSE	(2,272)	4,465

INTEREST EXPENSE
Interest on long-term debt	10,749	10,317
Other (credits) expenses—Net	(432)	1,558

Total Interest Expense	10,317	11,875

NET LOSS	(12,589)	(7,410)
DIVIDENDS ON PREFERRED STOCK	330	330

NET LOSS APPLICABLE TO COMMON STOCK	$(12,919)	$(7,740)

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Washington Gas Light Company
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Nine Months Ended
	June 30,

(Thousands)	2002	2001

UTILITY OPERATIONS
Operating Revenues (Note 7)	$821,478	$1,338,468
Less: Cost of gas (Note 7)	410,304	856,191
Revenue taxes	22,884	37,617

Utility Net Revenues	388,290	444,660

Operating Expenses
Operation (Note 7)	123,211	120,921
Maintenance	29,172	26,804
Depreciation and amortization	53,937	50,878
General taxes	26,716	29,250
Income tax expense	48,497	69,270

Utility Operating Expenses	281,533	297,123

Utility Operating Income	106,757	147,537

NON-UTILITY OPERATIONS
Operating Revenues
Retail energy-marketing	—	17,755
Heating, ventilating and air conditioning	—	5,066
Other non-utility activities	1,601	2,321

Non-Utility Operating Revenues	1,601	25,142

Equity Loss in 50%-Owned Residential HVAC Investment	—	(167)

Operating Expenses
Operation expenses	8,042	24,755
Income tax (benefit)	(2,914)	(252)

Non-Utility Operating Expenses	5,128	24,503

Non-Utility Operating (Loss) Income	(3,527)	472

TOTAL OPERATING INCOME	103,230	148,009
Other Income (Expenses)—Net	2,162	(4,553)

INCOME BEFORE INTEREST EXPENSE	105,392	143,456

INTEREST EXPENSE
Interest on long-term debt	32,110	30,831
Other	1,978	7,773

Total Interest Expense	34,088	38,604

NET INCOME	71,304	104,852
DIVIDENDS ON PREFERRED STOCK	990	990

NET INCOME APPLICABLE TO COMMON STOCK	$70,314	$103,862

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Washington Gas Light Company
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	June 30,

(Thousands)	2002	2001

OPERATING ACTIVITIES
Net income	$71,304	$104,852
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Depreciation and amortization (a)	57,195	54,244
Deferred income taxes net	(9,915)	40,529
Amortization of investment tax credits	(672)	(670)
Accrued/deferred pension (income)	(10,479)	(12,095)
Allowance for funds used during construction	—	(376)
Equity loss in 50%-owned residential HVAC investment	—	167
Other non-cash charges expense (credits) net, including gains and losses on investing activities	698	(320)

	108,131	186,331
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and accrued utility revenues	(25,680)	(63,431)
Gas costs due from/to customers net	36,061	(6,506)
Storage gas	70,168	62,214
Other prepayments—principally taxes	6,073	(269)
Accounts payable	(46,012)	(25,709)
Wages payable	(510)	438
Customer deposits and advance payments	886	(2,814)
Accrued taxes	28,072	27,764
Accrued Interest	10,663	10,625
Deferred purchased gas costs—net	9,324	(58,402)
Exchange gas imbalance-unregulated operations	—	(2,405)
Other—net	6,722	3,293

Net Cash Provided by Operating Activities	203,898	131,129

FINANCING ACTIVITIES
Paid-in capital	20,186	52,664
Long-term debt issued	83,326	85,157
Long-term debt retired	(29,413)	(1,387)
Debt issuance costs	(1,153)	(486)
Notes payable—net	(98,724)	(128,127)
Dividends on common and preferred stock	(46,992)	(44,439)
Other financing activities	238	392

Net Cash Used in Financing Activities	(72,532)	(36,226)

INVESTING ACTIVITIES
Capital expenditures	(114,452)	(80,678)
Cash transfer related to formation of holding company (See Note 7)	—	(11,797)
Other investing activities	(16,537)	(16,467)

Net Cash Used in Investing Activities	(130,989)	(108,942)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (b)	377	(14,039)
Cash and Cash Equivalents at Beginning of Period (b)	7,537	24,336

Cash and Cash Equivalents at End of Period(b)	$7,914	$10,297

(a)	Includes amounts charged to other accounts.

(b)	Cash equivalents are highly liquid investments, maturing in three months or less when purchased.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$24,106	$14,169
Interest paid	$22,646	$27,625

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

WGL Holdings, Inc. and
Washington Gas Light Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—GENERAL

     Effective November 1, 2000, Washington Gas Light Company (Washington Gas or the regulated utility) and its subsidiaries became subsidiaries of WGL Holdings, Inc. (WGL Holdings or the Company), a newly formed holding company that was established under the Public Utility Holding Company Act of 1935. At that time, all of the shares of common stock of Washington Gas, a regulated natural gas utility, were converted into an equal number of shares of common stock of WGL Holdings. WGL Holdings also owns all of the shares of common stock of Washington Gas’ former wholly owned subsidiaries (Crab Run Gas Company, Hampshire Gas Company and Washington Gas Resources Corporation), and its former 50-percent equity investment in Primary Investors, LLC (Primary Investors). Refer to WGL Holdings fiscal year 2001 Annual Report on Form 10-K for additional details about this corporate restructuring.

     This Quarterly Report on Form 10-Q is a combined report of WGL Holdings and Washington Gas. Consolidated Financial Statements included in this Quarterly Report on Form 10-Q are presented as follows:

     WGL Holdings For all periods reported in this Quarterly Report on Form 10-Q prior to November 1, 2000, the consolidated financial position, results of operations and cash flows reflect Washington Gas and its subsidiaries. The consolidated financial position, results of operations and cash flows of Washington Gas immediately before the November 1, 2000, corporate restructuring are essentially identical to the consolidated financial position, results of operations and cash flows of WGL Holdings immediately after the November 1, 2000, corporate restructuring.

     Washington Gas For all periods reported in this Quarterly Report on Form 10-Q, the Washington Gas consolidated financial statements present the financial position, results of operations and cash flows reported for Washington Gas. Washington Gas’ consolidated statements also include the results of operations and cash flows of its former wholly owned subsidiaries and 50-percent equity investment in Primary Investors prior to the November 1, 2000, corporate restructuring.

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

     CRITICAL ACCOUNTING POLICIES

     The following accounting policies are the significant policies used by the Company and its subsidiaries in the preparation of their financial statements. The policies shown herein do not reflect all of the Company’s accounting policies that would normally be disclosed in connection with the preparation of the Company’s annual financial statements. Reference is made to the Company’s annual report on Form 10-K for a complete listing and description of all significant accounting policies.

     Consolidation of Financial Statements

     The consolidated financial statements include the accounts of the Company and its subsidiaries during the periods reported. Inter-company transactions have been eliminated. WGL Holdings accounts for a 50 percent investment in a limited liability corporation using the equity method. Certain amounts in financial statements of prior years have been reclassified to conform to the presentation of the current fiscal year.

     Use of Estimates in the Preparation of Financial Statements

     In accordance with United States GAAP, the Company’s management makes certain estimates and assumptions regarding 1) reported amounts of assets and liabilities, 2) disclosure of contingent assets and liabilities at the date of the financial statements; and 3) reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Utility Revenue and Cost of Gas Recognition

     For regulated deliveries of natural gas, Washington Gas reads meters and bills customers on a cycle basis. It accrues revenues for gas that has been delivered but not yet billed at the end of an accounting period.

     The regulated utility’s jurisdictional tariffs contain mechanisms that provide for the recovery of the invoice cost of gas applicable to firm customers. Under these mechanisms, the regulated utility periodically adjusts its firm customers’ rates to reflect increases and decreases in the invoice cost of gas. Annually, the regulated utility reconciles the difference between the total gas costs collected from firm customers and the invoice cost of gas. The regulated utility defers any excess or deficiency and subsequently either recovers it from, or refunds it to, customers over the following twelve-month period. The “Gas costs due from Customers” and Gas costs due to customers” captions, reported in the Consolidated Balance Sheets, reflect amounts related to these reconciliations.

     Regulated Operations

     The Company accounts for its regulated operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation, as amended and supplemented. SFAS No. 71 sets specific GAAP for companies where independent third-party regulators determine their rates. When setting rates, regulators often make decisions, the economics of which require companies to record costs as expenses, (or defer costs or revenues), in different periods than may be appropriate for unregulated enterprises. When this situation occurs, the regulated utility may recognize a regulatory asset, thus deferring the associated costs on the balance sheet and subsequently records them as expenses on the income statement as it collects revenues through customers’ rates. Further, regulators can also impose regulatory liabilities upon a company for amounts previously collected from customers.

     Income Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, the Company recognizes deferred income taxes for all temporary differences between the financial statement and tax bases of assets and liabilities at currently enacted income tax rates.

     SFAS No. 109 also requires recognition of the additional deferred income tax assets and liabilities for temporary differences where regulators prohibit deferred income tax treatment for ratemaking purposes of the regulated utility. Regulatory assets or liabilities corresponding to such additional deferred tax assets or liabilities may be recorded to the extent the company believes they will be recoverable from or payable to customers through the ratemaking process. Amounts applicable to income taxes due from and due to customers primarily represent differences between the book and tax basis of net utility plant in service.

     Derivative Activities

     The Company applies the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative instruments and Certain Hedging Activities. SFAS No. 133, as amended, requires derivative instruments, including certain derivative instruments embedded in other contracts, to be recorded at fair value as either an asset or a liability. A change in a derivative’s fair value is recorded in earnings, unless it meets specific hedge accounting criteria. Special accounting for qualifying hedges allows derivative’s gain and loss to offset related results on the hedged item in the income statement or be recorded in other comprehensive income and requires that the company formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

     NEW ACCOUNTING STANDARDS

     In April of 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The Statement updates, clarifies, and simplifies existing accounting pronouncements. The provisions of this Statement are effective for fiscal years beginning after May 15, 2002.

     In July 2002, FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated December 31, 2002.

     Management is reviewing the effects of adopting these standards and does not believe that they will have a material effect, if any, on WGL Holdings’ financial statements.

     RECLASSIFICATIONS

     Certain amounts in the prior year’s financial statements were reclassified to conform to current year presentation.

NOTE 2—LONG-TERM DEBT

     UNSECURED MEDIUM-TERM NOTES

     In June 2002, Washington Gas issued a $25 million unsecured Medium-Term Note (MTN) at a fixed interest rate of 5.9 percent, which matures in 2012. Washington Gas has the option to redeem the MTN at any time prior to maturity, at the greater of 100 percent of the principal amount or the present value of the remaining scheduled payments of the MTN to be redeemed, discounted to the redemption date on a semiannual basis at the comparable treasury rate, plus 20 basis points, plus accrued interest to the date of redemption.

NOTE 3 COMMON STOCK AND EARNINGS PER SHARE

     EARNINGS PER SHARE

     Basic earnings per average common share (EPS) is computed by dividing net income by the weighted-average number of common shares outstanding for each period presented. Diluted EPS assumes the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period. The following tables show the computation of basic and diluted EPS of WGL Holdings for the three months and nine months ended June 30, 2002 and 2001.

Basic and Diluted Earnings Per Average Common Share

	Net		Per Share
	Loss	Shares	Amount
For the Three Months Ended June 30, 2002
Basic EPS:
Net Loss	$(14,185)	48,566	$(0.29)
Effect of Dilutive Securities:*
Stock-Based Compensation Plans	—	—	—

Diluted EPS:
Net Loss	$(14,185)	48,566	$(0.29)

For the Three Months Ended June 30, 2001
Basic EPS:
Net Loss	$(6,821)	47,012	$(0.15)
Effect of Dilutive Securities:*
Stock-Based Compensation Plans	—	—	—

Diluted EPS:
Net Loss	$(6,821)	47,012	$(0.15)

*Excluded because the effect would be antidilutive

Basic and Diluted Earnings Per Average Common Share

	Net		Per Share
	Income	Shares	Amount
For the Nine Months Ended June 30, 2002
Basic EPS:
Net Income	$61,812	48,562	$1.27
Effect of Dilutive Securities:
Stock-Based Compensation Plans	—	87	—

Diluted EPS:
Net Income	$61,812	48,649	$1.27

For the Nine Months Ended June 30, 2001
Basic EPS:
Net Income	$105,463	46,693	$2.26
Effect of Dilutive Securities:
Stock-Based Compensation Plans	—	71	—

Diluted EPS:
Net Income	$105,463	46,764	$2.26

NOTE 4—INVESTMENT IN RESIDENTIAL HVAC BUSINESS—PRIMARY INVESTORS

     In August 1999, Washington Gas and Thayer Capital Partners (Thayer) formed Primary Investors, a limited liability company. Effective November 1, 2000, in connection with the corporate restructuring, Washington Gas transferred its ownership interest in Primary Investors to WGL Holdings.

     Primary Investors, through its wholly owned subsidiary, Primary Service Group, LLC (PSG), sells, installs, repairs and maintains heating, ventilating and air conditioning (HVAC) equipment in the residential and light commercial markets in the District of Columbia and parts of Maryland and Virginia. WGL Holdings and Thayer each own fifty percent of Primary Investors and each has an equal number of representatives on Primary Investors’ Board of Managers.

     Primary Investors has a loan from a commercial bank with an outstanding balance at June 30, 2002 of $6.75 million. WGL Holdings has neither guaranteed nor cosigned this loan and, accordingly, has no obligation to repay this loan. However, WGL Holdings recognizes that, to preserve shareholder value, it could elect to pay this loan or a part thereof.

     WGL Holdings is currently negotiating with Thayer to rearrange its business relationship. The Company does not intend to make further commitments to Primary Investors beyond the amounts recorded in its financial statements as of June 30, 2002 for costs incurred as of that date. In the quarter ended June 30, 2002, the Company recorded operating losses and other incurred obligations associated with Primary Investors of $5.1 million.

     In the quarter ended June 30, 2002, the Company also recorded an additional impairment provision of $2.1 million to reflect a permanent decline in value. This impairment provision, and previous impairment provisions and operating losses have eliminated the book value of the Company’s investment in Primary Investors. Furthermore, estimated remaining obligations that have been incurred have been recorded. The Company recorded income tax benefits of $2.1 million in the quarter ended June 30, 2002.

NOTE 5—DERIVATIVE ACTIVITY

     Effective October 1, 2000, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 133, as amended, requires derivative instruments, including certain derivative instruments embedded in other contracts, to be recorded at fair value as either an asset or a liability. Changes in the derivative’s fair value would be recorded in earnings, unless the derivative meets specific hedge accounting criteria. Special accounting for qualifying hedges allows derivative gains and losses to offset related results on the hedged item in the income statement or to be recorded in other comprehensive income. Furthermore, this accounting requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company has not designated any contracts as cash flow or fair value hedges under the SFAS’s.

     On April 1, 2002, Washington Gas implemented an interpretation issued by the FASB’s Derivatives Implementation Group (DIG), DIG Issue C16, which changed the definition of normal purchases and sales included in SFAS No. 133. Previously, certain derivative commodity contracts for the physical delivery of purchase and sale quantities transacted in the normal course of business were exempt from the requirements of SFAS No. 133 under the normal purchases and sales exception, and thus were not marked to market and reflected on the balance sheet. DIG Issue C16 disallowed normal purchases and sales treatment for commodity contracts (other than power) that contain volumetric variability or optionality. WGL determined that three of its derivative contracts for the purchase of natural gas no longer qualified for normal purchases and sales treatment under these interpretations. Beginning April 1, 2002, these three contracts are presented on the balance sheet at fair value, as a liability of approximately $2.0 million and a corresponding regulatory asset. Because the contracts relate to the acquisition of natural gas under a hedging program providing for recovery of the actual cost, which has been approved by the regulatory bodies in Maryland, Virginia, and the District of Columbia, the offsetting mark to market amounts are recorded as a regulatory asset.

     During the nine months ended June 30, 2002, Washington Gas Energy Services, Inc. (WGEServices), the Company’s retail energy-marketing segment, entered into call and put options for the purchase and sale of natural gas in order to mitigate the price risk that could impact the cost of gas, gross margins and earnings. The contracts qualify as derivative instruments under the definitions included in SFAS No. 133. However, in accordance with the standards outlined in SFAS No. 133 they do not qualify as hedges and must be adjusted periodically to a market price called the fair value. As a result, the options are recognized at their fair value in the Company’s balance sheet under the caption “Exchange gas imbalance-unregulated operations” and the related gains and loses are reflected in the earnings of the retail energy-marketing segment. The Company measures fair value by reference to market quotes. For the third quarter ended June 30, 2002, this segment reflects a $0.2 million loss associated with these options contracts. For the nine months ended June 30, 2002, this segment recorded a $0.3 million loss associated with these option contracts. WGES had no option contracts in the first nine months of fiscal year 2001.

NOTE 6—OPERATING SEGMENT REPORTING

     WGL Holdings reports three operating segments, 1) regulated utility; 2) retail energy-marketing; and 3) HVAC activities. In addition, other transactions not directly related to one of these segments are accumulated in a non-utility segment called other activities.

     With over 93 percent of WGL Holdings’ assets, the regulated utility segment is its core business. Represented almost entirely by Washington Gas, the regulated utility segment provides regulated gas distribution services (including the purchase and delivery of natural gas, meter reading, customer based services, call center operations, bill preparation and payment processing) to customers in metropolitan Washington, D.C. and parts of Maryland and Virginia. In addition, the regulated utility segment also includes the operation of an underground natural gas storage facility regulated by the Federal Energy Regulatory Commission. The sole customer of this storage facility is Washington Gas.

     Through a non-regulated subsidiary, WGEServices, the retail energy-marketing segment, sells natural gas and electricity directly to customers, both inside and outside Washington Gas’ traditional service territory, in competition with other unregulated gas and electricity marketers. Through two other subsidiaries, Washington Gas Energy Systems, Inc. and American Combustion Industries, Inc., and through the Company’s investment in Primary Investors, the HVAC segment sells, designs, renovates and services mechanical heating, ventilating and air conditioning systems for commercial, governmental and residential customers.

     The following table presents operating segment information.

	OPERATING SEGMENT FINANCIAL INFORMATION

			Non-Utility Operations

	Regulated	Retail Energy		Other		Eliminations/
(Thousands)	Utility	Marketing	HVAC	Activities	Total	Other	Consolidated

Three Months Ended June 30, 2002
Total Revenues	$166,482	$135,532	$14,489	$475	$150,496	$(2,786)	$314,192
Operating Expenses
Depreciation and Amortization	18,735	132	162	154	448	—	19,183
Operating Expenses(a)	149,442	131,205	10,610	8,618	150,433	(2,786)	297,089
Income Tax (Benefit)Expense	(4,681)	1,366	(403)	(3,228)	(2,265)	—	(6,946)
Total Operating Expenses	163,496	132,703	10,369	5,544	148,616	(2,786)	309,326
Equity in Net Loss of Affiliate	—	—	(5,051)	—	(5,051)	—	(5,051)
Residential HVAC impairment	—	—	(2,131)	—	(2,131)	—	(2,131)

Operating Income (Loss)	2,986	2,829	(3,062)	(5,069)	(5,302)	—	(2,316)
Interest Expense – Net	10,902	291	19	—	310	—	11,212
Other Non-Operating Inc. (Exp.)(b)	(110)	—	282	—	282	(499)	(327)
Dividends on Washington Gas
Preferred Stock	330	—	—	—	—	—	330

Net (Loss) Income	$(8,356)	$2,538	$(2,799)	$(5,069)	$(5,330)	$(499)	$(14,185)

Total Assets	$1,926,662	$106,576	$25,779	$908	$133,263	$(4,049)	$2,055,876

Capital Expenditures/Investments	$45,915	$560	$2,726	$—	$3,286	$—	$49,201

Three Months Ended June 30, 2001
Total Revenues	$187,462	$82,709	$16,182	$432	$99,323	$(5,085)	$281,700
Operating Expenses
Depreciation and Amortization	17,419	104	(2)	48	150	—	17,569
Operating Expenses(a)	169,183	82,739	14,555	565	97,859	(5,085)	261,957
Income Tax (Benefit) Expense	(4,039)	(79)	575	(81)	415	—	(3,624)

Total Operating Expenses	182,563	82,764	15,128	532	98,424	(5,085)	275,902
Equity in Net Loss of Affiliate	—	—	(25)	—	(25)	—	(25)

Operating Income (Loss)	4,899	(55)	1,029	(100)	874	—	5,773
Interest Expense – Net	11,042	160	295	9	464	329	11,835
Other Non-Operating Inc. (Exp.)(b)	(234)	—	83	—	83	(278)	(429)
Dividends on Washington Gas
Preferred Stock	330	—	—	—	—	—	330
Net (Loss) Income	$(6,707)	$(215)	$817	$(109)	$493	$(607)	$(6,821)

Total Assets	$1,957,506	$78,020	$45,862	$17,116	$140,998	$143	$2,098,647

Capital Expenditures/Investments	$32,308	$1,176	$(32)	$(123)	$1,021	$—	$33,329

(a)	Includes cost of gas and revenue taxes during all reported periods. (b) The amounts reported for Other Non-Operating Income (Expense) are net of applicable income taxes.

(b)	The amounts reported for Other Non-Operating Income (Expense) are net of applicable income taxes.

	OPERATING SEGMENT FINANCIAL INFORMATION

		Non-Utility Operations

	Regulated	Retail Energy		Other		Eliminations/
(Thousands)	Utility	Marketing	HVAC	Activities	Total	Other	Consolidated

Nine Months Ended June 30, 2002
Total Revenues	$823,493	$437,541	$47,261	$1,559	$486,361	$(13,747)	$1,296,107
Operating Expenses
Depreciation and Amortization	54,434	356	464	464	1,284	—	55,718
Operating Expenses(a)	613,169	429,038	40,746	9,527	479,311	(13,747)	1,078,733
Income Tax Expense (Benefit)	48,809	2,581	640	(3,280)	(59)	—	48,750

Total Operating Expenses	716,412	431,975	41,850	6,711	480,536	(13,747)	1,183,201

Equity in Net Loss of Affiliate	—	—	(7,873)	—	(7,873)	—	(7,873)
Residential HVAC Impairment	—	—	(9,431)	—	(9,431)	—	(9,431)
Operating Income (Loss)	107,081	5,566	(11,893)	(5,152)	(11,479)	—	95,602
Interest Expense – Net	33,381	771	288	13	1,072	—	34,453
Other Non-Operating Income (Exp.) (b)	2,163	—	374	—	374	(884)	1,653
Dividends on Washington Gas
Preferred Stock	990	—	—	—	—	—	990

Net Income (Loss)	$74,873	$4,795	$(11,807)	$(5,165)	$(12,177)	$(884)	$61,812

Total Assets	$1,926,662	$106,576	$25,779	$908	$133,263	$(4,049)	$2,055,876

Capital Expenditures/Investments	$114,626	$410	$5,168	$(1)	$5,577	$—	$120,203

Nine Months Ended June 30, 2001
Total Revenues	$1,341,533	$315,435	$58,419	$2,441	$376,295	$(13,644)	$1,704,184
Operating Expenses
Depreciation and Amortization	51,313	162	223	49	434	—	51,747
Operating Expenses(a)	1,073,007	318,680	50,115	2,513	371,308	(13,644)	1,430,671
Income Tax Expense (Benefit)	69,589	(1,343)	2,447	(73)	1,031	—	70,620

Total Operating Expenses	1,193,909	317,499	52,785	2,489	372,773	(13,644)	1,553,038
Equity in Net Loss of Affiliate	—	—	(943)	—	(943)	—	(943)

Operating Income (Loss)	147,624	(2,064)	4,691	(48)	2,579	—	150,203
Interest Expense – Net	36,436	498	1,001	53	1,552	572	38,560
Other Non-Operating Inc. (Exp.)(b)	(2,751)	—	(47)	—	(47)	(2,392)	(5,190)
Dividends on Washington Gas
Preferred Stock	990	—	—	—	—	—	990
Net Income (Loss)	$107,447	$(2,562)	$3,643	$(101)	$980	$(2,964)	$105,463

Total Assets	$1,957,506	$78,020	$45,862	$17,116	$140,998	$143	$2,098,647

Capital Expenditures/Investments	$79,835	$1,182	$915 (d)	$—	$2,097	$—	$81,932 (c)

(a)	Includes cost of gas and revenue taxes during all reported periods.

(b)	The amounts reported for Other Non-Operating Income (Expense) are net of applicable income taxes.

(c)	The consolidated capital expenditures and investments include capital expenditures of $81,182 and Primary investments of $750 for the quarter ended June 30, 2001

(d)	The capital expenditures and investments for the HVAC segment include capital expenditures of $165 and Primary investments of $750 for the nine months ended June 30, 2001

NOTE 7 – TRANSACTIONS BETWEEN WASHINGTON GAS AND AFFILIATES

     Washington Gas and other subsidiaries of WGL Holdings engage in transactions with each other during the ordinary course of business. All of these inter-company transactions and balances have been eliminated from the consolidated financial statements of WGL Holdings. In addition, all such transactions between Washington Gas and its affiliates that occurred prior to the November 1, 2000 restructuring have similarly been eliminated from the consolidated financial statements of Washington Gas.

     In compliance with GAAP, transactions between Washington Gas and its affiliates which occurred after the November 1, 2000 restructuring, as well as inter-company balances remaining on Washington Gas’ balance sheet on June 30, 2002, have not been eliminated from Washington Gas’ financial statements. Because of the relatively small and immaterial size and number of these transactions, these transactions are not disclosed on the face of the Washington Gas consolidated financial statements.

     Washington Gas provides administrative and general support to affiliates and has filed consolidated tax returns, which include affiliated taxable transactions. The actual cost of these services are billed to the appropriate affiliates and to the extent such billings are not yet paid, they are reflected in “Receivables from associated companies” on Washington Gas’ Consolidated Balance Sheets. Washington Gas does not recognize revenues or expenses associated with providing these services.

     Washington Gas and its affiliates also borrow funds, and lend funds through the operation of a money pool. At June 30, 2002, the Washington Gas Consolidated Balance Sheet reflected a net total of $15.5 million of inter-company receivables and inter-company payables. All affiliated transactions, including these balances, were eliminated from the WGL Holdings Consolidated Balance Sheet in accordance with GAAP.

     Additionally, Washington Gas provides gas balancing services related to storage, injections, withdrawals and deliveries to all unregulated energy marketers participating in the sale of natural gas on an unregulated basis through the choice programs that operate in its service territory. Washington Gas records revenues for these balancing services pursuant to tariffs approved by the appropriate regulatory bodies. In conjunction with such services, Washington Gas has charged an affiliate, WGEServices, $2.1 million for the quarter ended June 30, 2002. The related-party amounts have been eliminated in the Consolidated Financial Statements of WGL Holdings.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

     The Company has certain legal and administrative proceedings, incidental to the Company’s business that involve WGL Holdings and/or its subsidiaries. In the opinion of management, the company has recorded adequate provisions for probable losses related to these proceedings. The Company utilizes GAAP, including SFAS No. 5, Accounting for Contingencies. In connection with that accounting standard, material contingent liabilities must be disclosed when the final resolution of a contingent event is not known and or can not be quantified. There are two such pending items in connection with ongoing rate issues as follows:

     District of Columbia Jurisdiction

     An issue in a pending rate case in the District of Columbia is the appropriateness of the rate treatment of money collected from asset managers in connection with various asset management arrangements. Since Washington Gas began these asset management arrangements several years ago, it has recorded all fees applicable to District of Columbia operations as revenues and included such transactions in annual filings providing a statement of operations to the District of Columbia Public Service Commission (PSC of DC). One party in the current District of Columbia rate case, the Office of People’s Counsel (OPC), has asserted that the fees should be concurrently credited to ratepayers. The OPC further contends that the amount of such fees collected by Washington Gas in past periods, applicable to District of Columbia operations, should be refunded to ratepayers.

     Washington Gas disagrees with the OPC on the treatment of the fees from the asset management arrangements and has presented evidence in the pending rate case supporting the appropriateness of its historical treatment of these fees. Furthermore, before the pending rate case, the OPC did not object to the treatment used by Washington Gas for asset management fees when the OPC had an opportunity to do so in the forum created by the PSC of DC for all parties to discuss and debate such issues. The amount of the fees related to District of Columbia operations since the inception of asset management arrangements is approximately $8.0 million. If the final order of the PSC of DC were to support the position of the OPC on this matter, Washington Gas may be required to refund the amounts previously recorded in revenues, thus reducing net income after considering the related income tax effects.

     Washington Gas believes its rate treatment has been appropriate. However, Washington Gas can not predict the outcome of this issue in the current rate case and has not provided any liability in its financial statements as of June 30, 2002, based on its view of the issue and the application of GAAP.

     Virginia Jurisdiction

     On June 14, 2002 Washington Gas filed a request with the State Corporation Commission of Virginia (SCC of VA) to increase rates by approximately $23.8 million. The requested increase will go into effect, subject to refund, on November 11, 2002.

     In a separate but related matter, in accordance with an Order of the SCC of VA, Washington Gas has performed a depreciation study as of December 31, 2000, and an update as of December 31, 2001, to determine the adequacy of the current depreciation rates that it uses to record depreciation expense for property located in its Virginia jurisdiction. Washington Gas submitted the study to the Staff of the SCC of VA in the first quarter of fiscal year 2002. Since that time, Washington Gas and the Staff of the SCC of VA have had several informal discussions regarding the depreciation rates included in the originally submitted study and the effective date that should be used for recording depreciation expense utilizing any new rates.

     The new depreciation rates that have been informally agreed upon by the Staff and the Company would increase annual depreciation expense by approximately $4.0 million. The Company has included the impact related to using new depreciation rates in its Virginia regulatory filing for increased base rates. If approved in the context of the pending rate proceeding, the impact of the higher depreciation expense would begin to be included in the regulated utility’s revenues in November 2002.

     The Staff of the SCC of VA has informally indicated to the Company that they may issue a recommendation that new depreciation rates and the higher depreciation expense that corresponds to these new rates should be recorded earlier than the effective date of the base rate case that has been filed in Virginia. Washington Gas does not agree with the Staff’s informal position. Washington Gas has filed the rate case application discussed above taking the position that the new depreciation rates should be applied at the beginning of the period that base rates are implemented. If new depreciation rates must be applied, before the effect of such rates is included in new base rates, then there would be a mismatch in the level of depreciation expense recorded in the income statement versus the level of revenues being collected. This could result in a one-time charge to depreciation expense without a corresponding revenue adjustment, resulting in a reduction in net income, the timing of which is unclear and dependent upon the actions of the Staff of the SCC of VA and/or the SCC of VA. The Staff could formally recommend that Washington Gas implement new depreciation rates prior to the adjudication of the pending rate case. If that were to occur, the Company will have to determine at that time if any accounting is required for the difference between the current depreciation rates included in base rates and any new depreciation rates that the Staff of the SCC of VA proposes. The implementation date of any new depreciation rates may be an issue in the pending rate case and could ultimately be decided by the courts.

     Washington Gas can not predict the outcome of this matter with any degree of certainty. The financial statements as of and for the periods ended June 30, 2002 do not reflect any modification of the depreciation rates that Washington Gas has been utilizing since it last received formal approval of depreciation rates by the SCC of VA.

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

     Such factors are difficult to predict accurately and are generally beyond the direct control of WGL Holdings, Inc.’s (WGL Holdings or the Company) or Washington Gas Light Company (Washington Gas or the regulated utility). Accordingly, while it believes that the assumptions are reasonable, WGL Holdings cannot ensure that all expectations and objectives will be realized. Readers are urged to use care and consider the risks, uncertainties and other factors that could affect the Company’s business as described in this Quarterly Report on Form 10-Q. All forward-looking statements made in this report rely upon the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

     The Management’s Discussion and Analysis of Financial Condition and Results of Operations is divided into the following two sections:

WGL Holdings — This section describes the financial condition and results of operations of WGL Holdings and its subsidiaries on a consolidated basis. This section includes brief discussions of WGL Holdings’ regulated utility operations and non-utility operations. The majority of WGL Holdings’ operations are derived from the results of the regulated utility, Washington Gas. In addition, WGL Holdings is also impacted by the results of the non-utility operations. To obtain a complete understanding and review of all the details of the regulated utility operations, please refer to the Analysis of Operations for Washington Gas.

Washington Gas — This section comprises the vast majority of WGL Holdings’ regulated utility segment. As such, the financial condition and results of operations of Washington Gas’ utility operations and WGL Holdings regulated utility segment are essentially the same. Therefore, this section will focus on a more detailed description of the financial condition and results of operations of the regulated utility’s operations. This section will also describe any factors or results which are significantly different from those operations which are described in WGL Holdings’ Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The Management’s Discussion and Analysis of Financial Condition and Results of Operations for both WGL Holdings and Washington Gas should be read in conjunction with the respective Company’s Consolidated Financial Statements and the combined Notes thereto.

WGL HOLDINGS, INC.

ANALYSIS OF RESULTS OF OPERATIONS-THREE MONTHS ENDED JUNE 30, 2002 VS. JUNE 30, 2001

     CONSOLIDATED EARNINGS

     For the three months ended June 30, 2002, the third quarter of its fiscal year, WGL Holdings reported a net loss of $14.2 million, or $0.29 per average common share. This compares to a net loss of $6.8 million, or $0.15 per average common share for the same quarter last fiscal year. A 3.3 percent increase in the average number of common shares outstanding reduced the loss per average common share in the current quarter by $0.01 compared to the same quarter last year.

     REGULATED UTILITY OPERATING RESULTS

     On a segment basis, for the three months ended June 30, 2002, WGL Holdings’ regulated utility segment incurred a net loss of $8.4 million, or $0.17 per average common share. This compares to a net loss of $6.7 million, or $0.14 per average common share, during the same period last year. A seasonal decline in demand for natural gas historically results in a net loss for the regulated utility segment in the quarter ending June 30. During the current quarter operating income has declined approximately $1.9 million reflecting slightly higher net revenue, offset by higher depreciation and increases in certain operating expenses. Operating expenses that increased include labor and labor related costs, benefit costs and outside professional services.

     NON-UTILITY OPERATING RESULTS

     WGL Holdings has two core non-utility operating segments: 1) retail energy-marketing; and 2) heating, ventilating and air conditioning (HVAC), comprised of residential operations and commercial operations. An additional component, other activities, is utilized to accumulate transactions that are not reflected as a stand alone segment and are included in the total non-utility operating results. The results of non-utility operations decreased from $0.5 million of net income during the quarter ended June 30, 2001, to a $5.3 million net loss in the current quarter. Results from non-utility operations reflect a loss per average common share of $0.11 during the quarter ended June 30, 2002, comparable to earnings per average common share of $0.01 during the same quarter last year. The following table compares the financial results from non-utility operations for the quarters ended June 30, 2002 and 2001.

Net (Loss) Income Applicable to Non-Utility Operations

	Three Months Ended
	June 30

(In thousands of dollars)	2002	2001	Variance

Retail energy-marketing	$2,538	$(215)	$2,753
HVAC:
Commercial Operations	2,300	992	1,308
Residential Operations	(2,968)	(175)	(2,793)

Subtotal	(668)	817	(1,485)
Residential HVAC Impairment	(2,131)	—	(2,131)

Total HVAC	(2,799)	817	(3,616)

Other non-utility activities	(5,069)	(109)	(4,960)

Net (Loss) Income	$(5,330)	$493	$(5,823)

     Retail Energy-Marketing Segment

     WGL Holdings’ retail energy-marketing subsidiary, Washington Gas Energy Services, Inc. (WGEServices), sells natural gas and electricity in competition with other unregulated marketers. On a segment basis, the Company’s retail energy-marketing segment yielded net income of $2.5 million in the third quarter of fiscal year 2002, compared to a $0.2 million net loss for the same period last year. The increase reflects improvements in both the sales and margins of natural gas and electricity in addition to a 32.9 percent increase in total gas customers. Further, electricity sales increased as a result of adding approximately 35,000 new electricity accounts since last year. Earnings per average common share from this segment improved by $0.06, over the quarter ended June 30, 2001, to $0.05 in the current quarter.

     The subsidiary sold 11.5 billion cubic feet (bcf) of gas in the current quarter, an increase of 23.2 percent from 9.4 bcf sold in the comparable quarter last year. During the quarters ended June 30, 2002 and 2001, respectively, 27.4 percent and 31.2 percent of these sales were made to customers outside of the service territory of the regulated utility. During the quarter ended June 30, 2002, WGEServices sold 1,710.8 gigawatt-hours of electricity to approximately 60,000 accounts, in Maryland, Virginia, and the District of Columbia, compared to 563.7 gigawatt-hours to 25,000 accounts within the same quarter in the prior year. In total, WGEServices’ revenues increased from $82.7 million in the quarter ended June 30, 2001, to $135.5 million in the quarter ended June 30, 2002.

     HVAC Segment

     The Company’s HVAC segment is comprised of residential HVAC operations and commercial HVAC operations. Two subsidiaries, American Combustion Industries, Inc. and Washington Gas Energy Systems, Inc., offer large-scale HVAC installations and related services to commercial and government customers. In addition, the Company has a 50-percent equity investment in Primary Investors, LLC, (Primary Investors) a limited liability company that, through its investment in Primary Service Group, LLC, (PSG), has invested in nine companies that offer HVAC products and services to residential and light commercial customers.

     These two operations, residential and commercial, had different results, the combination of which is a net loss of $2.8 million or $0.06 per average common share in the current period. The HVAC segment earnings declined versus the same period last year by $3.6 million. Revenues from the Company’s HVAC activities decreased from $16.2 million in the quarter ended June 30, 2001 to $14.5 million in the quarter ended June 30, 2002, primarily due to the reduction of work performed in the current year on behalf of a local government customer.

     The earnings from the commercial HVAC operations improved by $1.3 million reflecting additional margin resulting from the receipt of an approved change order to a contract with a government customer.

     The residential HVAC operations for the three months ended June 30, 2002 and 2001 incurred operating losses, net of income taxes, of $3.0 million and $0.2 million, respectively, from the Company’s 50-percent equity investment in Primary Investors. In addition to the operating losses, the continued low sales levels and low gross profit margins coupled with higher than expected expenses, are the factors that prompted the Company to record a $2.1 million impairment provision to appropriately reflect the value of this business. The impairment provision resulted in a $0.05 charge to earnings per average common share for the quarter ended June 30, 2002. This impairment provision, together with the current period operating losses and other related expenses, eliminates the Company’s equity investment in the residential HVAC operations except for the carrying value of tax benefits. Please see note 4 of the Notes to Consolidated Financial Statements.

     Other Non-Utility Activities

     For the three months ended June 30, 2002, other non-utility activities reflect a net loss of $5.1 million, or $0.10 per average common share. This compares to a net loss of $0.1 million, or less than $0.01 per average common share, during the same period last year. The loss this quarter largely reflects a provision for loan losses in connection with the inactive consumer finance business. Most of this portfolio of loans has been sold to third party banks with full recourse to the Company for uncollectible loans. The current value of this business’ existing loan portfolio is approximately $26.0 million associated with approximately 14,600 accounts, which are principally not reflected on the Company’s balance sheet. Although the Company stopped making new loans in 2001, the existing loans will continue to be serviced until 2005, the final payment year for outstanding loans.

     INTEREST EXPENSE

     Interest expenses are assigned and allocated to the appropriate business segment and included in segment earnings reflected above. As indicated in the chart below, total interest expense decreased from $11.8 million during the three months ended June 30, 2001, to $11.2 million during the current fiscal quarter.

Composition of Interest Expense Changes
(In thousands of dollars)

	WGL Holdings

	Three Months Ended
	June 30,

	2002	2001	Variance

Long-Term Debt	$10,749	$10,356	$393
Short-Term Debt	143	1,275	(1,132)
Other (Includes AFUDC)	320	204	116

Total	$11,212	$11,835	$(623)

     Interest on long-term debt increased $0.4 million primarily due to a $27.1 million increase in the average balance of debt outstanding. The weighted-average cost of long-term debt increased by 0.17 percentage points during the same period. Interest on short-term debt decreased $1.1 million reflecting a $79.7 million decline in the average short-term debt balance and a 2.74 percentage point decrease in the weighted-average cost of such debt.

ANALYSIS OF RESULTS OF OPERATIONS—NINE MONTHS ENDED JUNE 30, 2002 VS. JUNE 30, 2001

     CONSOLIDATED EARNINGS

     For the nine months ended June 30, 2002, WGL Holdings reported net income of $61.8 million, or $43.7 million lower than the results reported for the same period last year. Basic and diluted earnings per average common share in the current nine-month period were $1.27, compared to $2.26 for the nine months ended June 30, 2001.

     REGULATED UTILITY OPERATING RESULTS

     On a segment basis, for the nine months ended June 30, 2002, the utility operations reported net income of $74.9 million, or $1.54 per average common share. This compares to $107.4 million or $2.30 per average common share during the same period last year. This change is principally due to a 17.8 percent drop in the regulated utility’s firm therm deliveries from the nine months ended June 30, 2001. This decrease reflected a 22.6 percent decline in the number of heating degree days from the same nine-month period last year tempered by a 3.9 percent increase in Washington Gas’ customer base during the same period. Weather during the first nine months of fiscal year 2002 was approximately 13.0 percent warmer than normal, while weather during the first nine months of the fiscal year 2001 was 12.4 percent colder than normal. Operation and maintenance expenses increased 3.0 percent to $151.0 million in the first nine months of fiscal year 2002 compared to $146.6 million during this same period in fiscal year 2001. This variation is caused by increased labor and labor related expenses, increased professional fees, partially offset by lower uncollectible accounts expense.

     NON-UTILITY OPERATING RESULTS

     During the nine months ended June 30, 2002, net income from non-utility operations generated a net loss of $12.2 million compared to net income of $1.0 million for the nine months ended June 30, 2001. The loss per average common share from non-utility operations during the quarter ended June 30, 2002, was $0.25 per average common share compared to earnings of $0.02 per average common share for the same period last year. Included within these results is a $9.4 million, or $0.19 per average common share, impairment provision from the Company’s investment in Primary Investors. The following table compares the financial results from non-utility operations for the nine months ended June 30, 2002 and 2001.

Net (Loss) Income Applicable to Non-Utility Operations

	Nine Months Ended
	June 30

(In thousands)	2002	2001	Variance

Retail energy-marketing	$4,795	$(2,562)	$7,357
HVAC:
Commercial Operations	3,537	4,749	(1,212)
Residential Operations	(5,913)	(1,106)	(4,807)

Subtotal	(2,376)	3,643	(6,019)
Residential HVAC impairment	(9,431)	—	(9,431)

Total HVAC	(11,807)	3,643	(15,450)

Other non-utility activities	(5,165)	(101)	(5,064)

Total	$(12,177)	$980	$(13,157)

     Retail Energy-Marketing Segment

     The Company’s retail energy-marketing segment yielded net income of $4.8 million or $0.10 per average common share in the first nine months of fiscal year 2002, compared to a net loss of $2.6 million or $0.05 per average common share in the same period of the prior year. The increase reflects improvements in both the sales and margins of natural gas and electricity and in the customer growth through an expansion of the residential customer base.

     WGEServices sold 52.5 bcf of gas in the current nine-month period, an increase of 15.6 percent over the first nine months of fiscal year 2001. During the nine month period ended June 30, 2002 and 2001, 20.5 percent and 23.9 percent, respectively, of these sales were made to customers outside of the service territory of the regulated utility. During the nine months ended June 30, 2002, WGEServices sold 4,228.9 gigawatt-hours of electricity to approximately 60,000 accounts as compared to 814.7 gigawatt-hours to 25,000 accounts during the nine months ended June 30, 2001. In total, WGEServices’ revenues increased to $437.5 million compared to $315.4 million in the nine months ended June 30, 2002 and 2001 respectively.

     HVAC Segment

     These two HVAC operations, residential and commercial, had different results, the combination of which is a net loss of $11.8 million or $0.24 per average common share in the nine months ended June 30,2002. The HVAC segment earnings declined versus the same period last year by $15.5 million or $0.32 per average common share.

     The earnings from the commercial HVAC operations decreased by $1.2 million primarily reflecting a decline in the level of business with a local government customer during the current nine month period. This decline was partially offset by the improvement for a favorable transaction described in the quarterly analysis.

     The residential HVAC operations for the nine months ended June 30, 2002 and 2001 incurred operating losses, net of income taxes, of $5.9 million and $1.1 million, respectively, from the Company’s 50-percent equity investment in Primary Investors. The operating losses, the continued low sales levels and low gross profit margins, coupled with higher than expected expenses, are the factors that prompted the Company to record $9.4 million of impairment provisions in the nine months ended June 30, 2002, to appropriately reflect the value of this business. The impairment provisions resulted in a $0.19 charge to earnings per average common share for the nine months ended June 30, 2002. These impairment provisions, together with the operating losses and other related expenses, eliminate the Company’s equity investment in the residential HVAC operations except for the carrying value of tax benefits.

     Other Non-Utility Activities

     For the nine months ended June 30, 2002, other non-utility activities reflect a net loss of $5.2 million, or $0.11 per average common share. This compares to a net loss of $0.1 million, or less than $0.01 per average common share, during the same period last year. The current period loss largely reflects a provision for loan losses in connection with the inactive consumer finance business. Most of this portfolio of loans has been sold to third party banks with full recourse to the Company for uncollectible loans. The current value of this business’ existing loan portfolio is approximately $26.0 million associated with approximately 14,600 accounts, which are principally not included in the Company’s balance sheet. Although the Company stopped making new loans in 2001, the existing loans will continue to be serviced until 2005, the final payment year for outstanding loans.

     INTEREST EXPENSE

     Interest expenses are assigned and allocated to the appropriate business segment and included in segment earnings reflected above. Total interest expense decreased from $38.6 million during the nine months ended June 30, 2001, to $34.5 million during the current nine-month period.

     This change in interest expense, a decrease of $4.1 million, or 10.7 percent, from the same period last year, reflected the following changes in interest expense:

Composition of Interest Expense Changes
(In thousands of dollars)

	WGL Holdings

	Nine Months Ended
	June 30,

	2002	2001	Variance

Long-Term Debt	$32,110	$30,870	$1,240
Short-Term Debt	1,472	7,260	(5,788)
Other (Includes AFUDC)	871	430	441

Total	$34,453	$38,560	$(4,107)

     Interest on long-term debt increased $1.2 million primarily due to a $35.2 million increase in the average balance of long-term debt outstanding, which reflects the issuance of $77.0 million of Medium-Term Notes (MTNs) during fiscal year 2002.

     Interest on short-term debt decreased $5.8 million reflecting a $70.9 million decrease in the average short-term debt balance outstanding and a 3.8 percentage point decrease in the weighted-average cost of such debt reflecting the current period’s significantly lower interest rates. The reduction in short-term borrowings was due to reduced financing needs from lower levels and storage gas inventory balances.

     OTHER INCOME (EXPENSES)-NET

     Other income (expenses) net are assigned and allocated to the appropriate business segment and included in segment earnings reflected above, at amounts net of taxes. The $6.8 million after tax improvement in Other Income (Expenses)-Net was primarily attributable to a $14.2 million pre-tax benefit ($8.3 million, after tax, or $0.17 per average common share) related to the recovery on a weather insurance policy of Washington Gas. Additionally, it includes a $1.7 million after tax charge, or $0.04 per average common share associated with a bad debt expense related to a bankrupt energy company.

LIQUIDITY AND CAPITAL RESOURCES

     The primary uses of cash by WGL Holdings are to fund capital expenditures for its regulated utility to retire maturing debt securities and to fund the growth of working capital for all of its businesses. The current budget for capital expenditures for fiscal year 2002 is $162.2 million, an increase of $17.2 million from the original budget of $145.0 million. The reason for the increase results largely from the increase in the number of customers being added by the regulated utility, Washington Gas.

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

     The Company uses short-term debt in the form of commercial paper and unsecured short-term bank loans to fund seasonal requirements. Washington Gas has regulatory authority to issue up to $300 million of short-term debt. In support of its commercial paper program, the Washington Gas had back-up bank credit facilities totaling $225 million as of June 30, 2002. WGL Holdings had credit facilities of $95 million supporting its commercial paper program as of June 30, 2002.

     On May 10, 2002, WGL Holdings and Washington Gas executed new revolving credit agreements with its bank group, in the amounts of $85 million and $220 million respectively. The regulated utility pays a facility fee of 8 basis points, and WGL Holdings pays a facility fee of 9 basis points. The credit agreements expire on May 9, 2003. In addition to the revolving credit agreements, WGL Holdings has a $10 million bank line of credit and the regulated utility has a $5 million bank line of credit. At June 30, 2002, the Company had notes payable outstanding, which consist of commercial paper of $15.7 million compared to $134.1 million at September 30, 2001.

     LONG-TERM CASH REQUIREMENTS AND RELATED FINANCING

     To fund construction expenditures and other capital requirements, the Company draws upon both internal and external sources of cash. The Company’s ability to generate adequate cash internally depends upon a number of factors, including the timing and amount of rate increases received and the level of therm deliveries. The regulated utility’s last significant base rate increase became effective in December 1994. Because of the annual growth in facilities to serve new customers, the regulated utility is a net borrower of cash on an annual basis. The Company uses a combination of short-term debt as described above, long-term debt and common equity to meet any cash needs not met through operations.

     On June 14, 2002, Washington Gas issued $25 million of long-term debt in the form of MTN with a coupon of 5.9 percent, maturing June 2012.

     At June 30, 2002, Washington Gas was authorized to issue up to $173 million of long-term debt under an existing shelf registration. Washington Gas’ authority from the State Corporation Commission of Virginia (SCC of VA) and the Public Service Commission of the District of Columbia (PSC of DC) to issue long-term debt expires on December 31, 2002. Washington Gas will file applications with the commissions to renew its authority.

     Security Ratings

     The table below shows the ratings on both WGL Holdings’ and Washington Gas’ debt instruments at June 30, 2002.

	WGL Holdings, Inc.		Washington Gas

Unsecured
	Medium-Term		Unsecured	Commercial
	Notes (Indicative)	Commercial Paper	Medium-Term Notes	Paper

RATING SERVICE
Fitch, Inc.	A+	F1	AA-	F1+
Moody’s Investors Service	*	P-1	Aa2	P-1
Standard & Poor’s Corporation	AA-	A-1+	AA-	A-1+

*  Unpublished

     On April 30, 2002, Moody’s Investors Service (Moody’s) placed Washington Gas’ debt ratings on review for possible downgrade and confirmed ratings on commercial paper. The ratings under review are Washington Gas’ senior unsecured debt, currently rated Aa2, and Washington Gas preferred stock, currently rated A1. Moody’s indicated that any possible downgrade action would be limited to one notch. Moody’s confirmed the rating of Washington Gas commercial paper, currently rated Prime-1, and WGL Holdings commercial paper, currently rated Prime-1.

     If the Company or Washington Gas were to experience changes in their debt ratings, the cost of their future short-term and long-term debt would be affected. Furthermore, a change would impact the facility fees paid to banks.

Contractual Obligations and Other Commercial Commitments

     Washington Gas has entered into contracts in the normal course of business that require it to make fixed and determinable payments for many years in the future. These obligations consist of long-term debt issued to finance the Company’s capital expenditure, contracts to purchase natural gas commodity and obligations for pipeline transportation capacity for its regulated utility operations.

     At the current time, all of the costs incurred under the natural gas commodity and pipeline transportation capacity contracts have ongoing market value and are fully recoverable through purchased gas cost recovery mechanisms in each of the regulated utility’s jurisdictions.

     WGL Holdings and its affiliates have guaranteed certain purchases of natural gas and electricity for its retail energy-marketing segment, WGEServices. At June 30, 2002, these guarantees totaled $225.3 million. Termination of the guarantees is coincident with the satisfaction of all obligations of WGEServices covered by the guarantees. Thereafter, WGL Holdings may cancel any or all of the guarantees on written notice to the counterparty.

     Please refer to WGL Holdings fiscal year 2001 Annual Report on Form 10-K for additional details about each of these contractual obligations.

     Cash Flow from Operating Activities

     Net cash provided by operating activities totaled $244.0 million during the first nine months of fiscal year 2002. This compares to $98.0 million of net cash provided by operating activities for the same period last year. The $146.0 million increase in cash provided by operating activities was primarily the result of lower levels of funds required to support accounts receivable and accrued utility revenues, reflecting lower revenues in the current period due to lower sales volumes and lower costs of gas in the current year. Additional cash was also provided from the collection of gas costs owed by customers after the winter of 2000/2001 and lower storage gas balances. Offsetting these cash issues was lower net income.

     Cash Flow from Financing Activities

     During the nine months ended June 30, 2002, the Company used net cash of $110.9 million in financing activities. This compares with a net cash use of $9 million in the same period of the prior year. The primary reasons for the difference are a $53 million equity issuance in the nine months ended June 30, 2001 and $28 million more in long-term debt retirements in the nine months ended June 30, 2002.

     The dividends paid by the Company in May 2002, increased by $2.6 million due to a $0.0025 increase per common share paid during the current quarter compared to the quarter ended June 30, 2001 and an additional 2,038,500 shares of common stock issued in a June 2001, offering.

     Cash Flow from Investing Activities

     During the nine months ended June 30, 2002, WGL Holdings had consolidated capital expenditures of $115.4 million, on a revised budget of $162.2 million for fiscal year 2002. This compared to capital expenditures of $81.2 million for the nine months ended June 30, 2001.

     Price Risk Related to Retail Energy Marketing Operations

     The Company’s subsidiary, WGEServices, markets both natural gas and electricity. In the course of its business, WGEServices makes fixed-price sales commitments to customers and purchases the corresponding physical supplies at fixed prices to lock in margins. WGEServices has exposure to changes in gas prices related to the volumetric differences between the purchase commitments and sales commitments. WGEServices has managed the risk associated with gas price fluctuations by closely matching purchases from suppliers with sales commitments to customers. Additionally, WGEServices utilizes its storage services discussed below to manage its volume risk and it utilizes put options and call options to manage its price and volume risk.

     Historically, the responsibility for managing daily demand fluctuations from WGEServices’ customers resulting from variability in weather was assumed by WGL Holdings’ regulated utility subsidiary through the use of its storage and peaking capacity. The regulated utility charged WGEServices a fee for this service.

     Effective April 1, 2001, WGEServices assumed a large portion of the responsibility to deliver the appropriate level of gas to its customers on a daily basis. WGEServices will continue to be able to avail itself of certain peak shaving capacity that the regulated utility provides for a fee and has acquired a pro-rata portion of the regulated utility’s storage gas capacity to manage its load. Therefore, variations in demand caused by fluctuations in weather applicable to approximately 50-percent of WGEServices’ annual sales volumes could result in WGEServices having contracted for more or less gas than its customers require on any given day. As a result, WGEServices has modified its risk management and procurement policies to reflect the need to obtain storage capacity and other contractual arrangements to meet the weather-related variability in its demand and to ensure the financial exposure caused by this variability in demand is adequately controlled.

     Since October 2001, WGEServices has purchased call and put options in accordance with its Risk Management Policy. As of June 30, 2002, WGEServices has natural gas call and put options outstanding with a current notional balance of 1,040,00 dekatherms. The value of options held at the end of each period are marked-to-market in accordance with the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.

WASHINGTON GAS LIGHT COMPANY

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

ANALYSIS OF RESULTS OF OPERATIONS-THREE MONTHS ENDED JUNE 30, 2002 VS. JUNE 30, 2001

     EARNINGS

     For the three months ended June 30, 2002, Washington Gas reported a net loss applicable to common stock of $12.9 million compared to a net loss of $7.7 million for the prior year period. Comparable results for the non-utility operations are reflected in WGL Holdings’ consolidated financial statements and notes thereto which begin on page 4, and the WGL Holdings Management’s Discussion and Analysis of Financial Condition and Results of Operations which begins on page 21.

     UTILITY NET REVENUES

     Utility net revenues for the quarter ended June 30, 2002, increased $0.8 million (1.0 percent) from the same period last year to $77.6 million. Key gas delivery, weather and meter statistics are shown in the table below for the three months ended June 30, 2002 and 2001.

Gas Delivery, Weather and Meter Statistics

	Three Months Ended
	June 30,
				Percent
	2002	2001	Variance	Inc. (Dec.)

Gas Sales and Deliveries (thousands of therms)
Firm
Gas Sold and Delivered	101,114	86,438	14,676	17.0
Gas Delivered for Others	45,111	56,611	(11,500)	(20.3)

Total Firm	146,225	143,049	3,176	2.2

Interruptible
Gas Sold and Delivered	2,034	2,489	(455)	(18.3)
Gas Delivered for Others	58,360	51,379	6,981	13.6

Total Interruptible	60,394	53,868	6,526	12.1

Electric Generation—Delivered for Others	28,821	28,997	(176)	(0.6)

Total Deliveries	235,440	225,914	9,526	4.2

Degree Days
Actual	326	300	26	8.7
Normal	306	307	(1)	(0.3)
Percent Colder (Warmer) than Normal	6.5%	(2.3)%	—	—

Customer Meters (end of period)	933,636	898,694	34,942	3.9

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

     During the three months ended June 30, 2002, firm therm deliveries increased by 3.2 million therms or 2.2 percent over the same quarter last year. This increase reflects 8.7 percent more heating degree days in the current quarter versus the prior year in addition to a 3.9 percent rise in the number of firm customer meters. Weather for the three months ended June 30, 2002, was 6.5 percent colder than normal, while weather for the same period last year was 2.3 percent warmer than normal. However, variation in heating degree days during the third quarter of the fiscal year generally have little impact on net revenues because space heating requirements are low.

     On a per unit basis, the net revenues that Washington Gas earns from delivering only natural gas for others is the same as what it earns from delivering and also selling the natural gas commodity on a bundled basis. This is because the regulated utility does not profit from the sale of the natural gas commodity since the cost of natural gas is a pass-through item in the tariffs that Washington Gas maintains in all jurisdictions in which it operates. Therefore, the regulated utility does not experience any gain or loss of margins when customers choose to purchase the natural gas commodity from a third-party marketer or to switch back to Washington Gas as their bundled supplier.

     Gas Delivered to Interruptible Customers

     Therm deliveries to Washington Gas’ interruptible customers were 12.1 percent higher during the three months ended June 30, 2002 over the same period last year. This increase was due to higher demand from interruptible customers that burned oil in the prior fiscal year because of relatively high gas costs. These customers switched back to natural gas in the current year as gas prices fell. The effect on net income of any changes in delivered volumes and prices to the interruptible class is minimized by margin-sharing arrangements embedded in Washington Gas’ interruptible rate design. Under these arrangements, once Washington Gas reaches a pre-established gross margin threshold, it applies a majority of the gross margins earned on interruptible gas sales to reduce the rates of firm customers. In exchange for this provision, many of the fixed costs of providing service to the interruptible class of customers is borne by the firm class of customers.

     Gas Delivered for Electric Generation

     Washington Gas delivers natural gas for use at two electric generation facilities in Maryland, which are each owned by separate companies that are independent of WGL Holdings. During the current quarter, deliveries to these customers declined by 0.2 million therms to 28.8 million therms.

     Washington Gas shares a significant portion of the margins earned from gas deliveries to these customers with firm customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not have a material impact on either net revenues or net income.

     UTILITY OPERATING EXPENSES

     Operation and maintenance expenses for the three months ended June 30, 2002, increased by $3.6 million over the same period last year to $52.1 million. The increase reflects additional expenses incurred for professional fees to promote operational efficiencies, and increased labor and labor related items. Partially offsetting these increases is a reduction in the provision for uncollectible accounts, which declined by $1.8 million from the same period last year. The decline in uncollectible expense reflects the impact of warmer weather and lower gas costs in the most recent heating season on customer accounts receivable.

     Depreciation and amortization expense increased by $1.3 million (7.6 percent) in the current quarter primarily because of Washington Gas’ increased investment in property, plant and equipment.

     The general taxes incurred by the utility operations during the quarter ended June 30, 2002, decreased by approximately $1.5 million reflecting a $1.4 million favorable disposition of a dispute with Prince George’s County, Maryland regarding rights of way maintenance fees.

     A greater pre-tax loss from utility operations increased this quarter’s income tax benefit to $4.8 million, a $0.5 million increase from last year at this time. For utility operations, the effective income tax rates were 41.1 percent for the third fiscal quarter of 2002 and 38.50 percent for the comparable period in fiscal year 2001.

     NON-UTILITY OPERATIONS OF WASHINGTON GAS

     Washington Gas recorded a $3.7 million non-utility operating loss in the quarter ended June 30, 2002 as contrasted with a loss of $0.1 million in the same quarter of the prior year. This resulted primarily from recording a provision for loan losses in connection with a consumer finance business for which loans are no longer being made. After writing off certain receivables associated with this loan portfolio and recording the provision mentioned above, the loan portfolio of approximately 14,600 accounts is valued at $26 million. It is expected that this balance will steadily decline through 2005, which is the final payment year for the outstanding loans.

     OTHER INCOME (EXPENSES)- NET

     Other Income (Expenses)-Net declined by $1.0 million from the same quarter of the prior year to a net level of expenses of $1.5 million. The largest component of the change is a $0.3 million reduction in the receivable for weather insurance due to the colder than normal weather in the current quarter.

     INTEREST EXPENSE

     Washington Gas’ total interest expense decreased by $1.6 million from the same period last year to $10.3 million.

Composition of Interest Expense Changes
(In thousands of dollars)

		Washington Gas

	Three Months Ended
	June 30,

	2002	2001	Variance

Long-Term Debt	$10,749	$10,317	$432
Short-Term Debt	2	1,133	(1,131)
Other (Includes AFUDC)	(434)	425	(859)

Total	$10,317	$11,875	$(1,558)

     Interest on long-term debt increased $0.4 million primarily due to a $27.7 million increase in the average balance of debt outstanding at Washington Gas. The weighted-average cost of such long-term debt increased by 0.17 percentage points during the same period. Interest on short-term debt decreased $1.1 million reflecting a $79.7 million decline in the average short-term debt balance at Washington Gas and a 2.74 percentage point decrease in the weighted-average cost of such debt.

ANALYSIS OF RESULTS OF OPERATIONS NINE MONTHS ENDED JUNE 30, 2002 VS. JUNE 30, 2001

     EARNINGS

     For the nine months ended June 30, 2002, Washington Gas reported net income applicable to common stock of $70.3 million compared to net income of $103.9 million for the prior year period. The primary reason for the decline in Washington Gas’ results was due to 22.6 percent warmer weather for the nine months ended June 30, 2002 as compared to the same period of the prior year. Weather in the most recent nine months was 13.0 percent warmer than normal and it is estimated that this reduced earnings per common share by $0.57. This impact is before the favorable effect of weather insurance, which contributed $0.17 per average common share in the nine months ended June 30, 2002.

     UTILITY NET REVENUES

     Utility net revenues for the nine months ended June 30, 2002, decreased $56.4 million, or 12.7 percent from the same period last year to $388.3 million. Key gas delivery, weather and meter statistics are shown in the table below for the nine months ended June 30, 2002 and 2001.

Gas Delivery, Weather and Meter Statistics

	Nine Months Ended
	June 30,			Percent
	2002	2001	Variance	Inc. (Dec.)

Gas Sales and Deliveries (thousands of therms)
Firm
Gas Sold and Delivered	645,227	835,686	(190,459)	(22.8)
Gas Delivered for Others	315,650	333,335	(17,685)	(5.3)

Total Firm	960,877	1,169,021	(208,144)	(17.8)

Interruptible
Gas Sold and Delivered	8,799	9,085	(286)	(3.1)
Gas Delivered for Others	230,075	205,904	24,171	11.7

Total Interruptible	238,874	214,989	23,885	11.1

Electric Generation—Delivered for Others	65,189	101,757	(36,568)	(35.9)

Total Deliveries	1,264,940	1,485,767	(220,827)	(14.9)

Degree Days
Actual	3,303	4,270	(967)	(22.6)
Normal	3,797	3,799	(2)	(0.1)

Percent (Warmer) Colder than Normal	(13.0)%	12.4%	—	—

Customer Meters (end of period)	933,636	898,694	34,942	3.9

     Gas Delivered to Firm Customers

     During the nine months ended June 30, 2002, firm therm deliveries decreased by 208.1 million therms or 17.8 percent from the same period last year. This decrease primarily reflects 22.6 percent fewer heating degree days in the current nine-month period compared to last year tempered by a 3.9 percent rise in the number of customer meters. Weather for the nine months ended June 30, 2002, was 13.0 percent warmer than normal, while weather for the same period last year was 12.4 percent colder than normal.

     The volume of firm therms sold and delivered to customers by Washington Gas decreased 22.8 percent during the current nine-month period from 835.7 million therms in the nine months ended June 30, 2001, to 645.2 million therms during the nine months ended June 30, 2002. The volume of firm gas delivered for others decreased from 333.3 million therms to 315.7 million therms, a 5.3 percent decrease.

     Gas Delivered to Interruptible Customers

     Interruptible therm deliveries to Washington Gas’ interruptible customers were 11.1 percent higher during the nine months ended June 30, 2002, compared to the same period last year. This increase reflects a reduction in interruptible curtailment during the most recent nine months reflecting warmer weather in the current year and higher demand due to lower gas costs. As previously described in this report, the effect on net income of changes in gas deliveries to interruptible customers is minimal due to margin-sharing arrangements in each of the regulated utility’s jurisdictions.

     Gas Delivered for Electric Generation

     Volumes delivered for electric generation were 35.9 percent lower than the same period last year. Margins earned on such deliveries are being shared with firm customers as described previously in this report.

     UTILITY OPERATING EXPENSES

     Operation and maintenance expenses for the nine months ended June 30, 2002, increased by $4.7 million (3.2 percent) from the prior year’s levels. Some of the key factors that contributed to the variance in operation and maintenance expenses for the current nine-month period compared with last year include:

a $4.8 million decrease in uncollectible accounts expense, which directly relates to lower natural gas costs and warmer weather, causing a decrease in the regulated utility’s customer accounts receivable balance;

a $5.0 million increase for professional fees incurred to achieve management objectives in obtaining greater operational efficiency;

a $3.9 million increase in labor and labor-related costs, primarily reflecting increases in pensions and other post-retirement benefit expenses.

     Depreciation and amortization expense increased by $3.1 million (6.0 percent) in the current nine-month period primarily because of Washington Gas’ increased investment in property, plant and equipment.

     The general taxes incurred by the regulated utility during the nine months ended June 30, 2002 decreased $2.5 million largely due to: the reduction in the right-of-way fees imposed by the District of Columbia, a tax expense which is recorded on a volumetric basis and is therefore impacted by the warmer than normal weather; and higher than normal general taxes for the first quarter of fiscal year 2001, which reflected a $2.2 million one-time adjustment for a Virginia business license tax payment made as a result of a tax law restructuring.

     Utility income taxes decreased by $20.8 million primarily due to a decrease in pre-tax income for the current nine-month period. For utility operations, the effective income tax rates were 41.1 percent for the first nine months of fiscal year 2002 and 38.5 percent for the same period in fiscal year 2001, reflecting the imposition of changes in certain state income taxes.

     NON-UTILITY RESULTS FOR WASHINGTON GAS

     The non-utility results of operations reported by Washington Gas for the nine months ended June 30, 2002 include the provision for loan losses recorded in connection with a consumer finance business for which loans are no longer being made. In the nine months ended June 30, 2001, the results are composed almost entirely of the results from retail energy-marketing and the HVAC segment before the implementation of the operation of WGL Holdings, Inc. on November 1, 2000.

     OTHER INCOME (EXPENSES)— NET

     Other Income (Expenses)-Net improved by $6.7 million from the nine months ended June 30, 2001 to the nine months ended June 30, 2002. The primary reason for the improvement is $8.3 million of net income for proceeds from the regulated utility’s weather insurance policy, partially offset by a $1.7 million charge, net of income tax, associated with a bad debt expense related to a bankrupt energy company.

     INTEREST EXPENSE

     Interest expense decreased by $4.5 million (11.7 percent) from the same period last year, reflecting the following changes:

Composition of Interest Expense Changes
(In thousands of dollars)

	Washington Gas

	Nine Months Ended
	June 30,

	2002	2001	Variance

Long-Term Debt	$32,110	$30,831	$1,279
Short-Term Debt	1,075	6,887	(5,812)
Other (Includes AFUDC)	903	886	17

Total	$34,088	$38,604	$(4,516)

     Interest on long-term debt increased $1.3 million primarily due to a $35.2 million increase in the average balance of long-term debt outstanding. Interest on short-term debt declined by $5.8 million primarily due to a decrease in the average balance of short-term debt of approximately $71.0 million and a reduction in the average interest rate on short-term debt of 3.80 percentage points.

REGULATORY MATTERS

     Washington Gas has requested authority to increase its rates from the applicable regulatory agency in each of the three jurisdictions where the company operates. A discussion of the key financial issues in each case is shown below. The Company cannot predict the outcome of any of these rate filings. It believes that these cases will each be resolved near the beginning of the fiscal year 2003. Therefore, it is unlikely that the changes to the base rates in these cases, individually or in total, will have a significant impact on the regulated utility’s financial position or results of operations during fiscal year 2002, except for issues related to depreciation and asset management arrangements as described below and in Note 8 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements.

     District of Columbia Jurisdiction

     On February 17, 2000, the District of Columbia’s Office of the People’s Counsel (OPC) filed a complaint with the PSC of DC requesting an investigation into the rates and charges of Washington Gas. On February 28, 2000, Washington Gas filed an answer urging the PSC of DC to dismiss the OPC complaint because the OPC’s analysis of the regulated utility’s rates was substantively flawed. On March 21, 2001, the PSC of DC issued an Order granting the OPC’s request to initiate an investigation into the reasonableness of Washington Gas’ base rates. The PSC of DC’s Order required Washington Gas to file base rate information no later than ninety days from March 21, 2001. On June 19, 2001, the regulated utility filed an application requesting a rate increase of $16.3 million, or 6.8 percent of overall annual revenues in the District of Columbia. The request includes a 12.25 percent return on equity, coupled with an incentive rate plan.

     In December 2001, the PSC of DC issued an Order that identified the issues in the case. In addition, the PSC of DC established a procedural schedule.

     On March 8, 2002, the OPC filed testimony in which it recommended that the PSC of DC order Washington Gas to reduce its rates by $12.0 million, or 5.0 percent. The OPC’s recommendation is premised on a 9.75 percent return on common equity. The OPC also recommended a one-time refund of an estimated $9 million associated with Pensions and Other Postretirement Benefits. Washington Gas filed testimony on April 15, 2002, which supported its request for a $16.3 million increase and which rebutted the testimony of OPC and other intervenors in the case. Evidentiary hearings were held the week of May 20, 2002.

     An issue in the pending rate case in the District of Columbia is the appropriateness of the rate treatment of money collected from asset managers in connection with various asset management arrangements. Asset management arrangements provide Washington Gas with assistance in managing and coordinating its various upstream natural gas capacity contracts, supply contracts and storage contracts. These periodic asset management arrangements provide for integration of these contracts and services to insure efficient and timely delivery of natural gas to meet 100 percent of firm customer demand. A third party Asset Manager has been selected on a periodic basis, ranging from 12 to 18 months, to provide Washington Gas with these asset management services. These arrangements allow Washington Gas to maintain the reliability and flexibility of the current natural gas supply portfolio. They also provide for the payment of fees to Washington Gas by the Asset Manager for the right to utilize assets of Washington Gas when not required on a day to day basis to serve Washington Gas’ customers.

     Since Washington Gas began these asset management arrangements several years ago, it has recorded all fees applicable to District of Columbia operations as revenues and included such transactions in annual filings providing a statement of operations to the PSC of DC. One party in the current District of Columbia rate case, OPC, has asserted that the fees should be concurrently credited to ratepayers. OPC further contends that the amount of such fees collected by Washington Gas in past periods, applicable to District of Columbia operations, should be refunded to ratepayers. Before the referenced rate proceeding, OPC did not raise this argument when Washington Gas presented its treatment in the forum created by the PSC of DC for the parties to discuss and debate such issues.

     Washington Gas disagrees with OPC on the treatment of the fees from the asset management arrangements and has presented evidence in the current case supporting the appropriateness of its historical treatment of these fees. The amount of the fees related to District of Columbia operations since the inception of asset management arrangements is approximately $8 million. If the final order of the PSC of DC were to support the position of OPC on this matter, Washington Gas may be required to refund the amounts previously recorded in revenues, thus reducing net income after considering the related income tax effects.

     Washington Gas believes its rate treatment has been appropriate. However, Washington Gas can not predict the outcome of this issue in the current rate case and has not provided any liability in its financial statements as of June 30, 2002, based on its view of the issue and the application of generally accepted accounting principles.

     Maryland Jurisdiction

     On March 28, 2002, Washington Gas filed an application with the Maryland Public Service Commission (PSC of MD) requesting an increase in revenues of approximately $31.4 million or 9.3 percent. The original request included a 12.5 percent return on common equity, coupled with an incentive rate plan.

     On April 26, 2002, the PSC of MD issued a ruling that established two separate phases for the purpose of considering and resolving specific issues that were stated at that time. In Phase I, the PSC of MD would review Washington Gas’ base rate case, its proposal regarding incentive rates and a number of other issues associated with Washington Gas’ proposed tariffs and rates. During Phase II the PSC of MD would review issues regarding Washington Gas’ proposal for serving as the “supplier/provider of last resort for natural gas services”. The order also set a procedural schedule for filing pre-filed direct and rebuttal testimony in the case and indicated that evidentiary hearings would be conducted the week of July 29, 2002.

     The originally scheduled evidentiary hearings that were to have begun on July 29, 2002 were suspended on July 26, 2002. On July 30, 2002, after discussions among all parties, an uncontested settlement agreement on Phase I of the case was filed with the PSC of MD. On August 1, 2002, hearings were held to take testimony and receive evidentiary exhibits on the narrow question of whether the proposed settlement filed on July 30, 2002 was in the public interest. After evaluating the results of that day’s evidence, the PSC of MD cancelled the scheduled contested case hearing dates. After the August 1, 2002 hearing date, further discussions were held among the parties. An uncontested revised settlement was reached on Phase I of the case and was filed with the PSC of MD on August 6, 2002. The revised settlement agreement is subject to the approval of the PSC of MD. The settlement agreement provides for an increase of $9.25 million in annual non-gas operating revenues. The increased rates are scheduled to become effective for meter readings on and after a September 2002 date immediately following the issuance of an Order by the PSC of MD in the proceeding. The settlement did not indicate the allowed return on common equity for the purpose of determining the amount of the settlement. An incentive based rate plan is not included in the settlement. However, the parties have agreed to discuss performance standards as they may relate to an incentive rate plan within six months after the settlement is approved by the PSC of MD. The settlement, if approved by the PSC of MD, will not have a material effect on the results of operations of Washington Gas for the quarter or the fiscal year ended September 30, 2002.

     Virginia Jurisdiction

     On June 14, 2002, Washington Gas filed a request with the SCC of VA to increase rates by approximately $23.8 million. The requested increase will go into effect, subject to refund, on November 11, 2002. The rate application was predicated primarily upon an increase in property, plant and equipment that has served the significant customer growth in the regulated utility’s Virginia jurisdiction and increases in operation costs. The regulated utility’s customers in the Commonwealth of Virginia represent approximately 42 percent of its total utility customers.

     In a separate but related matter, in accordance with an Order of the SCC of VA, Washington Gas has performed a depreciation study, as of December 31, 2000 and an update as of December 31, 2001, to determine the adequacy of the current depreciation rates that Washington Gas uses to record depreciation expense for property located in its Virginia jurisdiction. Washington Gas submitted the study to the Staff of the SCC of VA in the first quarter of fiscal year 2002. Since that time, Washington Gas and the Staff of the SCC of VA have had several informal discussions regarding the depreciation rates included in the originally submitted study and the effective date that should be used for recording depreciation expense utilizing any new rates.

     The new depreciation rates that have been informally agreed upon by the Staff and the Company would increase annual depreciation expense by approximately $4.0 million. The Company has included the impact related to using new depreciation rates in its Virginia regulatory filing for increased base rates. If approved in the context of the pending rate proceeding, the impact of the higher depreciation expense would begin to be included in the regulated utility’s revenues in November 2002.

     The Staff of the SCC of VA has informally indicated to the Company that they may issue a recommendation that new depreciation rates and the higher depreciation expense that corresponds to these new rates should be recorded earlier than the effective date of the base rate case that has been filed in Virginia. Washington Gas does not agree with the Staff’s informal position. Washington Gas has filed the rate case application discussed above taking the position that the new depreciation rates should be applied at the beginning of the period that base rates are implemented. If new depreciation rates must be applied before the effect of such rates is included in new base rates, then there would be a mismatch in the level of depreciation expense recorded in the income statement versus the level of revenues being collected. This could result in a one-time charge to depreciation expense without a corresponding revenue adjustment, resulting in a reduction in net income, the timing of which is unclear and dependent upon the actions of the Staff of the SCC of VA and/or the SCC of VA. The Staff could formally recommend that Washington Gas implement new depreciation rates prior to the adjudication of the pending rate case. If that were to occur, the Company will have to determine at that time if any accounting is required for the difference between the current depreciation rates included in base rates and any new depreciation rates that the Staff of the SCC of VA proposes. The implementation date of any new depreciation rates may be an issue in the pending rate case and could ultimately be decided by the courts.

     Washington Gas can not predict the outcome of this matter with any degree of certainty. The financial statements as of and for the periods ended June 30, 2002 do not reflect any modification of the depreciation rates that Washington Gas has been utilizing since it last received formal approval of depreciation rates by the SCC of VA.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity and capital resources for Washington Gas are generally identical to the liquidity and capital resources of WGL Holdings, except for certain items and the transactions between WGL Holdings and the other non-regulated subsidiaries. For purposes of discussing the liquidity and capital resources of Washington Gas, this section incorporates by reference, the disclosures provided in this document under the similar section for WGL Holdings, titled “Liquidity and Capital Resources”. WGL Holdings provides financing and capital resources to all of its subsidiaries. During June of 2002, WGL Holdings made a $ 20.2 million capital contribution to Washington Gas. The contribution is reflected in financing activities for the nine months ended June 30, 2002. Effective November 1, 2000, Washington Gas no longer has subsidiaries of its own. At that time, a corporate restructuring moved all subsidiaries previously under Washington Gas, to WGL Holdings, a holding company. Accordingly, as a result of the restructuring , Washington Gas no longer provides financing or capital resources to any of these subsidiaries . However, for the nine months ended June 2001, Washington Gas’ investing activities reflect certain pre-restructuring transactions including an $ 11.8 million cash transfer to WGL Holdings related to the formation of the holding company and dividends of the former subsidiaries that were made prior to the formation of the holding company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS OF THE COMPANY

     WGL Holdings and its subsidiary, Washington Gas, have interest rate risk exposure related to its debt. Additionally, WGL Holdings’ subsidiary, WGEServices has price and volumetric risk related to gas marketing activities. For additional information regarding the exposure related to these risks, see page 31 of this Form 10-Q, under the caption Price Risk Related to Retail Energy Marketing, Note 14 to the Financial Statements included in Item 8 and Item 7A in the combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2001. Neither WGL Holdings’ nor Washington Gas’ risk associated with interest rates have materially changed from September 30, 2001. At June 30, 2002, WGEServices’ open position was not material to WGL Holdings’ financial position or results of operations. The subsidiaries of WGL Holdings also have credit risk, including the credit risk of WGEServices and the regulated utility accounts receivable. Washington Gas mitigates this risk with an intense credit and collection process and the potential for rate recovery of uncollectible expenses in each regulatory jurisdiction. The regulated utility and WGEServices are also exposed to counter party credit/deliverability risk that the company mitigates by purchasing gas from multiple suppliers and by maintaining a continual review over the creditworthiness of its suppliers. The regulated utility also mitigates its risk by its ability to recover gas costs from its customers. The regulated utility also has weather risk, which is mitigated by a weather insurance policy held by Washington Gas.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits required by Item 601 of Regulation S-K:

99.0	Computation of Ratio of Earnings to Fixed Charges—WGL Holdings, Inc.

99.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—WGL Holdings, Inc.

99.2	Computation of Ratio of Earnings to Fixed Charges—Washington Gas Light Company

99.3	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—Washington Gas Light Company

99.4	Section 906 Certification from James H. DeGraffenreidt, Jr. and Frederic M. Kline

(b)  Reports on Form 8-K

•	As co-registrants, WGL Holdings, Inc. and Washington Gas Light Company filed a Current Report on Form 8-K on May 16, 2002, reporting that the firm Arthur Andersen, LLP had been dismissed as the independent auditor. On the same date, co-registrants reported Deloitte & Touche LLP will serve as the independent auditor.

•	As co-registrants, WGL Holdings, Inc. and Washington Gas Light Company filed a Current Report on Form 8-K on June 27, 2002, to report the filing of an application with the State Corporation Commission of Virginia to increase base rates within Virginia.

•	As co-registrants, WGL Holdings, Inc. and Washington Gas Light Company filed a Current Report on Form 8-K dated July 16, 2002, to report the positions taken by intervenors in the regulatory filing made by Washington Gas before the PSC of MD on March 28, 2002.

•	WGL Holdings, Inc. filed a Current Report on Form 8-K dated on August 2, 2002, to report that Chairman and Chief Executive Officer James H. DeGraffenreidt, Jr. and Vice President and Chief Financial Officer Frederic M. Kline filed statements required by an order issued by the Securities and Exchange Commission (SEC) on June 27, 2002 in SEC File No. 4-460 pursuant to section 21(a)(1) of the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

WGL HOLDINGS, INC.

and

WASHINGTON GAS LIGHT COMPANY (Co-Registrants)

Date: August 14, 2002	/s/ Mark P. O’Flynn Mark P. O’Flynn Controller (Principal Accounting Officer)