Form 10-K
period 2004-09-30
WGL HOLDINGS INC; WASHINGTON GAS LIGHT CO
filed 2004-12-14
CIK 1103601, 104819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2004

Commission	Exact name of registrant as specified in its charter and	States of	I.R.S.
File Number	principal office address and telephone number	Incorporation	Employer I.D. Number

1-16163	WGL Holdings, Inc. 101 Constitution Ave., N.W. Washington, D.C. 20080 (703) 750-2000	Virginia	52-2210912

0-49807	Washington Gas Light Company 101 Constitution Ave., N.W. Washington, D.C. 20080 (703) 750-4440	District of Columbia and Virginia	53-0162882

Securities registered pursuant to Section 12(b) of the Act (as of September 30, 2004):

Title of each class	Name of each exchange on which registered

WGL Holdings, Inc. common stock, no par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act (as of September 30, 2004):

Title of each class	Name of each exchange on which registered

Washington Gas Light Company preferred stock, cumulative, without par value:
$4.25 Series	Over-the-counter bulletin board
$4.80 Series	Over-the-counter bulletin board
$5.00 Series	Over-the-counter bulletin board

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b of the Act):

Yes  X   No

The aggregate market value of the voting common equity held by non-affiliates of the registrant, WGL Holdings, Inc., amounted to $1,459,006,538 as of March 31, 2004.

WGL Holdings, Inc. common stock, no par value outstanding as of October 31, 2004: 48,674,581 shares

All of the outstanding shares of common stock ($1 par value) of Washington Gas Light Company were held by WGL Holdings, Inc. as of October 31, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of WGL Holdings, Inc.’s definitive Proxy Statement and Washington Gas Light Company’s definitive Information Statement in connection with the 2005 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and 14C not later than 120 days after September 30, 2004, are incorporated in Part III of this report.

WGL Holdings, Inc.

Washington Gas Light Company

For the Fiscal Year Ended September 30, 2004

i

WGL Holdings, Inc.

Washington Gas Light Company

INTRODUCTION

FILING FORMAT

       This Annual Report on Form 10-K is a combined report being filed by two separate registrants: WGL Holdings, Inc. (WGL Holdings or the Company) and Washington Gas Light Company (Washington Gas or the regulated utility). Except where the content clearly indicates otherwise, any reference in the report to “WGL Holdings” or “the Company” is to the consolidated entity of WGL Holdings and all of its subsidiaries, including Washington Gas which is a distinct registrant that is a wholly owned subsidiary of WGL Holdings.

      The Management’s Discussion and Analysis of Financial Condition and Results of Operations (Management’s Discussion) included under Item 7 herein, is divided into the following two sections:

•	WGL Holdings—This section describes the financial condition and results of operations of WGL Holdings and its subsidiaries on a consolidated basis. It includes discussions of WGL Holdings’ regulated utility and non-utility operations. The majority of WGL Holdings’ operations are derived from the results of its regulated utility, Washington Gas, and to a much lesser extent, the results of its non-utility operations. For more information on the Company’s regulated utility operations, please refer to the Management’s Discussion for Washington Gas.

•	Washington Gas—This section comprises the majority of WGL Holdings’ regulated utility segment. The financial condition and results of operations of Washington Gas’ utility operations and WGL Holdings’ regulated utility segment are essentially the same. Therefore, the focus of this section includes a detailed description of the results of operations of the regulated utility.

      Included herein under Item 8 are Consolidated Financial Statements of WGL Holdings and the Financial Statements of Washington Gas. Also included herein are the Notes to Consolidated Financial Statements that are presented on a combined basis for both WGL Holdings and Washington Gas.

      The Management’s Discussion for both WGL Holdings and Washington Gas should be read in conjunction with the respective company’s Consolidated Financial Statements and the combined Notes to Consolidated Financial Statements thereto.

      Unless otherwise noted, earnings per share amounts are presented herein on a diluted basis, and are based on weighted average common and common equivalent shares outstanding.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

       Certain matters discussed in this report, excluding historical information, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the outlook for earnings, revenues and other future financial business performance or strategies and expectations. Forward-looking statements are typically identified by words such as, but not limited to, “estimates,” “expects,” “anticipates,” “intends,” “believes,” “plans,” and similar expressions, or future or conditional verbs such as “will,” “should,” “would,” and “could.” Although the registrants, WGL Holdings and Washington Gas, believe such forward-looking statements are based on reasonable assumptions, they cannot give assurance that every objective will be achieved. Forward-looking statements speak only as of today, and the registrants assume no duty to update them. The following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

•	variations in weather conditions from normal levels;
•	changes in economic, competitive, political and regulatory conditions and developments;
•	changes in capital and energy commodity market conditions;
•	changes in credit ratings of debt securities of WGL Holdings or Washington Gas that may affect access to capital or the cost of debt;
•	changes in credit market conditions and creditworthiness of customers and suppliers;
•	changes in relevant laws and regulations, including tax, environmental and employment laws and regulations;
•	legislative, regulatory and judicial mandates and decisions;
•	timing and success of business and product development efforts;
•	technological improvements;

WGL Holdings, Inc.
Washington Gas Light Company

•	the pace of deregulation efforts and the availability of other competitive alternatives;
•	terrorist activities; and
•	other uncertainties.

      The outcome of negotiations and discussions that the registrants may hold with other parties from time to time regarding utility and energy-related investments and strategic transactions that are both recurring and non-recurring may also affect future performance. All such factors are difficult to predict accurately and are generally beyond the direct control of the registrants. Accordingly, while they believe that the assumptions are reasonable, the registrants cannot ensure that all expectations and objectives will be realized. Readers are urged to use care and consider the risks, uncertainties and other factors that could affect the registrants’ business as described in this Annual Report on Form 10-K. All forward-looking statements made in this report rely upon the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

WGL Holdings, Inc.

Washington Gas Light Company
Part I
Item 1. Business

ITEM 1. BUSINESS

INTRODUCTION

       WGL Holdings is a holding company that was established on November 1, 2000 under the Public Utility Holding Company Act of 1935. WGL Holdings owns all of the shares of common stock of Washington Gas, a regulated natural gas utility, and all of the shares of common stock of Crab Run Gas Company (Crab Run), Hampshire Gas Company (Hampshire) and Washington Gas Resources Corporation (Washington Gas Resources). Washington Gas Resources owns all of the shares of common stock of various unregulated, energy-related businesses.

      WGL Holdings, through its subsidiaries, sells and delivers natural gas, and provides a variety of energy-related products and services to customers primarily in Washington, D.C., and the surrounding metropolitan areas in Maryland and Virginia. The Company’s core subsidiary, Washington Gas, is engaged in the delivery and sale of natural gas that is predominantly regulated by state regulatory commissions. Through wholly owned subsidiaries of Washington Gas Resources, the Company also offers energy-related products and services that are closely related to its core business.

SUBSIDIARIES

       WGL Holdings is the parent of four direct, wholly owned subsidiaries. The following paragraphs describe each subsidiary in the WGL Holdings’ corporate structure at September 30, 2004.

      Washington Gas—is a regulated public utility that delivers and sells natural gas to customers in Washington, D.C. and adjoining areas in Maryland, Virginia and several cities and towns in the northern Shenandoah Valley of Virginia. Washington Gas has been engaged in the gas distribution business for 156 years, having been originally incorporated by an Act of Congress in 1848. Washington Gas has been a domestic corporation of the Commonwealth of Virginia since 1953, and a corporation of the District of Columbia since 1957. Washington Gas serves approximately one million customers in an area having a population estimated at five million.

      As of September 30, 2004, the Company had approximately 1.02 million connected customer meters. Connected customer meters reflect all natural gas meters connected to the Washington Gas distribution system, including those meters that may not be receiving service due to disconnection. The following table lists the number of active customer meters served and therms delivered by jurisdiction as of and for the year ended September 30, 2004. Active customer meters exclude those meters that are not currently receiving service due to disconnection. Weather in the fiscal year ended September 30, 2004 was 6.1 percent colder than normal; therefore, the volumes shown below are not representative of the volumes of natural gas that would have been delivered if the weather had been normal. A therm of gas contains 100,000 British Thermal Units of heat, the heat content of approximately 100 cubic feet of natural gas. Ten million therms equal approximately one billion cubic feet (bcf) of natural gas.

Active Customer Meters and Therms Delivered by Jurisdiction

		Millions of Therms
	Active Customer	Delivered
	Meters as of	Fiscal Year Ended
Jurisdiction	September 30, 2004	September 30, 2004

District of Columbia	149,529	316.1
Maryland	407,795	715.3
Virginia	432,738	596.4

Total	990,062	1,627.8

      Of the 1.628 billion therms delivered in fiscal year 2004, 863.7 million therms, or 53.1 percent, were sold and delivered by Washington Gas and 764.1 million therms, or 46.9 percent, were delivered to various customers that acquired their natural gas from competitive natural gas suppliers referred to as third-party marketers. Of the total therms delivered by Washington Gas, 80.5 percent was delivered to firm residential and commercial customers, 17.0 percent was delivered to interruptible customers, and the remaining 2.5 percent was delivered to customers that use natural gas to generate electricity either under an interruptible or special firm contract. To be eligible to receive

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

interruptible service, a customer must be capable of using an alternate fuel as a substitute for natural gas in the event Washington Gas determines that their service must be interrupted to accommodate firm customers’ needs during periods of peak demand.

      Crab Run—is an exploration and production company whose assets are managed by an Oklahoma-based limited partnership in which Crab Run is a limited partner. At September 30, 2004, Crab Run’s investment in this partnership was not material. WGL Holdings’ investment in this subsidiary also is not material, and the Company expects that future investments in Crab Run will be minimal.

      Hampshire—is a regulated utility that operates an underground natural gas storage facility in the vicinity of Augusta, West Virginia. Washington Gas purchases all of the storage services of Hampshire. Washington Gas includes the cost of these services in the bills sent to its customers. Hampshire is regulated under a cost of service tariff by the Federal Energy Regulatory Commission (FERC).

      Washington Gas Resources—owns the Company’s unregulated subsidiaries. Washington Gas Resources’ subsidiaries, which are described below, include Washington Gas Energy Services, Inc. (WGEServices), American Combustion Industries, Inc. (ACI), Washington Gas Energy Systems, Inc. (WGESystems), WG Maritime Plaza I, Inc. (WG Maritime) and Washington Gas Credit Corporation (Credit Corp.). Effective April 8, 2004, the Company dissolved two of its inactive subsidiaries, Brandywood Estates, Inc. (Brandywood) and Washington Gas Consumer Services, Inc. (Consumer Services). Brandywood was a general partner with a major developer in a venture to develop 1,605 acres in Prince George’s County, Maryland. This property was sold in October 2002 after unsuccessful attempts to rezone and, subsequent to the sale, Brandywood became inactive and conducted no business. Consumer Services, created to evaluate and perform various energy-related functions, became inactive and had not conducted any business since 2001.

WGEServices—is engaged in the sale of natural gas and electricity to retail customers in competition with unregulated marketers. At September 30, 2004, WGEServices served approximately 150,800 residential, commercial and industrial natural gas customers, and 44,500 electricity customers both inside and outside Washington Gas’ traditional service territory. WGEServices purchases natural gas and electricity for resale and does not own electric generation, transmission or distribution facilities. Natural gas and electricity sold by WGEServices are delivered through the assets owned by the regulated utilities that ultimately connect to the customers of WGEServices. Washington Gas delivers most of the natural gas sold by WGEServices.

ACI—is a full-service mechanical contractor that offers turnkey products and services associated with the design, renovation, sale, installation and service of mechanical heating, ventilating and air conditioning (HVAC) systems. ACI serves the industrial, commercial and institutional sectors in Washington, D.C.; Baltimore, Maryland; Philadelphia, Pennsylvania; Richmond, Virginia and Northern Virginia areas.

WGESystems—provides commercial energy services, including the design, construction and renovation of mechanical HVAC systems in the District of Columbia and parts of Virginia and Maryland. WGESystems’ business is complementary to that of ACI.

WG Maritime—works with a major developer to develop a 12-acre parcel of land owned by Washington Gas in the District of Columbia. Washington Gas selected the developer to design, execute and manage the various phases of the development. The development, Maritime Plaza, is intended to be a mixed-use commercial project that will be implemented in five phases. The entire project is expected to be completed over a ten to fifteen-year period, depending on market demand. To date, Washington Gas has entered into two 99-year ground leases for the first and second phases that represent two buildings at Maritime Plaza, a commercial development project in which WG Maritime held a carried interest. In February 2004, unrelated third parties sold these two buildings and WG Maritime disposed of its carried interest. Washington Gas continues to hold ground leases on the buildings that were sold. WG Maritime may hold similar interests in the remaining phases if they are developed.

Credit Corp.—offered financing to customers to purchase gas appliances and other energy-related equipment. This business no longer offers new loans, but continues to service its existing loan portfolio. Substantially all of the loan portfolio is expected to be fully amortized in 2005.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

INDUSTRY SEGMENTS

       WGL Holdings, through its subsidiaries, sells and delivers natural gas and provides a variety of energy-related products and services to customers primarily in Washington, D.C. and the surrounding metropolitan areas in Maryland and Virginia. The Company’s core subsidiary, Washington Gas, is involved in the distribution and sale of natural gas that is primarily regulated by state regulatory commissions. In response to changes in federal and state regulation, the Company has taken the initiative to offer competitively priced natural gas and electricity to customers through its unregulated retail energy-marketing subsidiary. The Company also offers energy-related products and services that are closely related to its core business. The majority of these energy-related activities are performed by wholly owned subsidiaries of Washington Gas Resources.

      WGL Holdings has three operating segments: 1) regulated utility; 2) retail energy-marketing and 3) commercial HVAC products and services. These three segments are described below. Transactions not specifically identifiable in one of these three segments are accumulated and reported in the category “Other Activities.”

            Regulated Utility

       With approximately 93 percent of the Company’s consolidated total assets, the regulated utility segment (represented by Washington Gas and Hampshire) delivers natural gas to retail customers in accordance with tariffs approved by the District of Columbia, Maryland and Virginia regulatory commissions that have jurisdiction over Washington Gas’ rates. These rates are intended to provide the regulated utility with an opportunity to earn a just and reasonable rate of return on the investment devoted to the delivery of natural gas to customers. Washington Gas also sells natural gas to customers who have not elected to purchase natural gas from unregulated third-party marketers. The regulated utility does not earn a profit or incur a loss when it sells the natural gas commodity because utility customers are charged for the natural gas commodity at the same cost the regulated utility incurs. At September 30, 2004, the regulated utility was selling and delivering the natural gas commodity to 82 percent of its customers. The remaining 18 percent of Washington Gas’ customers utilized the delivery services of Washington Gas for delivery of the natural gas commodity purchased from third-party marketers, one of which is a subsidiary of Washington Gas Resources. During both fiscal years ended September 30, 2004 and 2003, the regulated utility segment reported total operating revenues of $1.3 billion, or 61.9 and 63.6 percent, respectively, of consolidated total operating revenues. During fiscal year 2002, the regulated utility segment reported total operating revenues of $939 million, or 59.2 percent of consolidated total operating revenues. Factors critical to the success of the regulated utility include operating a safe, reliable natural gas distribution system, and recovering the costs and expenses of this business in the rates it charges to customers. These costs and expenses include a just and reasonable rate of return on invested capital as authorized by the regulatory commissions having jurisdiction over the regulated utility’s rates. Hampshire, a wholly owned subsidiary of WGL Holdings, operates an underground natural gas storage facility that provides services exclusively to Washington Gas. Hampshire is regulated by the FERC. Hampshire operates under a “pass-through” cost of service-based tariff approved by the FERC, and adjusts its billing rates to Washington Gas on a periodic basis to account for changes in its investment in utility plant and associated expenses.

            Retail Energy-Marketing

       WGEServices, a wholly owned subsidiary of Washington Gas Resources, competes with other third-party marketers by selling natural gas and electricity directly to residential, commercial and industrial customers, both inside and outside of the regulated utility’s traditional service territory. WGEServices does not own or operate any natural gas or electric generation, transmission or distribution assets. Rather, it sells natural gas and electricity with the objective of earning a profit, and these commodities are delivered to retail customers through the assets owned by regulated utilities such as Washington Gas or other unaffiliated natural gas or electric utilities. Factors critical to the success of the retail energy-marketing business are managing the market risk of the difference between the sales price committed to customers under sales contracts and the cost of natural gas and electricity needed to satisfy these sales commitments, managing credit risks associated with customers of and suppliers to this segment, and controlling the level of selling, general and administrative costs, most notably customer acquisition costs.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

            Commercial HVAC

       Two wholly owned subsidiaries, ACI and WGESystems, provide turnkey, design-build and renovation projects to the commercial and government markets. There are many competitors in this business segment. The commercial HVAC operations focus on retrofitting a large number of aging commercial and government structures, primarily in the District of Columbia and portions of Maryland and Virginia. Factors critical to the success of the commercial HVAC business include generating adequate revenue from the government and private sectors in the new construction and retrofit markets, estimating and managing fixed-price contracts, and controlling selling, general and administrative expenses.

      For a further discussion of segment financial results, see Note 16 of the Notes to Consolidated Financial Statements.

RATES AND REGULATORY MATTERS

       Washington Gas is regulated by the Public Service Commission of the District of Columbia (PSC of DC), the Public Service Commission of Maryland (PSC of MD) and the State Corporation Commission of Virginia (SCC of VA). Hampshire is regulated by the FERC. The following section, “General Regulatory Matters,” is a discussion of general regulatory issues and initiatives, and the section entitled “Jurisdictional Rates and Regulatory Matters” is a discussion of information regarding each commission and recent regulatory proceedings.

            General Regulatory Matters

       Regulated Service to Firm Customers. In the District of Columbia jurisdiction, the rate schedules for firm delivery service are based upon (i) a flat volumetric charge for the delivery of each therm of natural gas consumed and (ii) a fixed customer charge designed to recover certain fixed costs associated with maintaining facilities located on the customer’s property, as well as certain other costs that do not vary with the amount of natural gas consumed by customers. Non-residential firm customers also pay a peak-usage charge designed to recover the cost to serve customers during peak periods. In the Maryland and Virginia jurisdictions, the rate schedules for firm delivery service are comprised of a fixed charge per customer and a variable volumetric rate structured as a declining rate based on increasing blocks of volumes. Declining block rates have the effect of minimizing fluctuations in net revenue that otherwise would result from deviations from normal weather.

      The firm tariff provisions for sales service customers in each Washington Gas jurisdiction contain gas cost recovery mechanisms that provide for the recovery of the invoice cost of natural gas, including the cost to transport the gas commodity to the Company’s city gate, applicable to firm customers. Under these mechanisms, firm customer rates are adjusted periodically to reflect increases and decreases in the actual cost of gas. Moreover, provisions in each jurisdiction provide for an annual reconciliation of gas costs collected from firm customers to the applicable invoice cost of gas paid to natural gas suppliers and pipeline companies on behalf of these customers. Differences between the amount collected from customers and what is paid to suppliers for natural gas are collected from or refunded to customers over subsequent periods.

      Regulated Service to Interruptible Customers. To qualify for interruptible service, customers must be capable of either substituting an alternate fuel for natural gas or operating without utilizing natural gas should Washington Gas determine that it must interrupt service temporarily to meet firm customers’ needs during periods of peak demand. The effect on net income of changes in delivered volumes and prices to the interruptible class is limited by margin-sharing arrangements that are included in Washington Gas’ rate designs. Under these arrangements, except as noted below as it relates to Virginia operations, Washington Gas shares a majority of the margins earned on interruptible gas sales and deliveries to firm customers after a gross margin threshold is reached. A portion of the fixed costs for servicing interruptible customers is collected through the firm customer’s class in rate design. In the Virginia jurisdiction, Washington Gas shares only margins on interruptible gas sales to firm customers; interruptible delivery service rates are based on the cost of service, and Washington Gas retains all revenues from interruptible delivery service.

      Natural Gas Unbundling Initiatives. Currently, for the majority of its business, the price that Washington Gas charges its customers is based on the combination of the cost it incurs for the natural gas commodity, including charges for interstate pipeline services, and a charge for delivering natural gas to its customers. Although most of

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

Washington Gas’ revenue continues to be generated from the sale and delivery of natural gas on this combined or “bundled” basis, regulatory initiatives have allowed for the separation or “unbundling” of the sale of the natural gas commodity from the delivery of gas on the regulated utility’s distribution system (delivery service). Gross margins generated by the regulated utility from deliveries of customer-owned gas are equivalent to those earned on bundled gas service because the regulated utility is only allowed to charge its customers the cost it pays for the natural gas commodity and related charges for interstate pipeline services. Therefore, Washington Gas does not experience any loss of margins when customers choose to purchase their gas from third-party marketers.

      Throughout the Washington Gas service area, all customers are eligible to participate and may choose to purchase natural gas from a variety of unregulated marketers, including WGEServices, an affiliated natural gas and electricity retail marketer. When customers select an unregulated marketer as their gas supplier, Washington Gas continues to charge these customers to deliver natural gas through its distribution system. The status of the unbundling programs in the regulated utility’s major jurisdictions as of September 30, 2004 is discussed further in the section entitled “Competition” included herein.

      WGEServices sells natural gas, as an unregulated third-party marketer, to both firm and interruptible customers in each Washington Gas jurisdiction in addition to other areas in Maryland and Virginia that are outside of the regulated utility’s jurisdictional service area. As an unregulated marketer in a competitive market, WGEServices retains the full amount of margins generated on sales of the natural gas commodity, but also has the potential to incur a loss from sales of this commodity.

            Jurisdictional Rates and Regulatory Matters

       A description of each commission under which Washington Gas is regulated and a discussion of regulatory matters in each jurisdiction are presented below. Also see the section entitled “Regulatory Matters” in Management’s Discussion for a table that summarizes Washington Gas’ major rate applications and results thereof.

          District of Columbia Jurisdiction

      The PSC of DC consists of three full-time members who are appointed by the Mayor with the advice and consent of the District of Columbia City Council. The term of each commissioner is four years. There are no limitations on the number of terms that can be served.

          Rate Case Activities

      In response to a Final Order of the PSC of DC that required the Company to explain why its rates should not be reduced, on June 19, 2001, Washington Gas filed with the PSC of DC an application to increase rates in the District of Columbia. The request sought to increase overall annual revenues in the District of Columbia by approximately $16.3 million, or 6.8 percent, based on a proposed return on equity of 12.25 percent. On October 29, 2002, the PSC of DC issued a Final Order for Washington Gas to decrease rates. The Final Order directed a decrease in overall annual revenues in the District of Columbia of approximately $7.5 million, and approved a return on common equity of 10.60 percent and an overall rate of return of 8.83 percent. The Final Order also modified the design of rates to collect a greater portion of annual revenues through fixed monthly charges, most notably by collecting such fixed monthly charges each month of the year.

      On November 6, 2002, Washington Gas filed with the PSC of DC an Application for Reconsideration of the Order issued by the PSC of DC on October 29, 2002. Washington Gas’ Application for Reconsideration automatically stayed the PSC of DC’s Final Order dated October 29, 2002. After reviewing the Applications for Reconsideration of Washington Gas and other parties in the case, the PSC of DC issued its Final Order on reconsideration on March 28, 2003. Along with the rate design changes and other relief described above, new rates resulting in a $5.4 million annual revenue reduction were put into place in the District of Columbia for service rendered on and after April 9, 2003.

      In its March 28, 2003 ruling, the PSC of DC upheld a previous ruling that approved a methodology for sharing with customers 50 percent of asset management revenues previously received by Washington Gas. As part of this ruling, the PSC of DC also approved a methodology for sharing with customers 50 percent of annual ground lease and development fees that Washington Gas received from Maritime Plaza, a commercial development project constructed

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

on land owned by Washington Gas. The rates approved by the PSC of DC reflect annual sharing of this income with customers totaling $15,000. On May 23, 2003, the District of Columbia Office of the People’s Counsel (DC OPC) filed an appeal with the District of Columbia Court of Appeals (DC Court of Appeals) seeking to overturn these two portions of the March 28, 2003 ruling by the PSC of DC. On March 18, 2004, the DC Court of Appeals affirmed the PSC of DC’s March 28, 2003 ruling with respect to the treatment of Washington Gas’ asset management revenues. Furthermore, the DC Court of Appeals ordered the PSC of DC to provide an explanation of its decision to approve the allocation methodology for sharing with customers the ground lease and development revenues attributable to the Maritime Plaza development project. The PSC of DC issued a subsequent order requiring both the DC OPC and Washington Gas to file testimony on this matter of the allocation. On October 12, 2004, Washington Gas filed testimony before the PSC of DC that supports the allocation methodology that was approved in the PSC of DC’s initial order. The DC OPC filed opposing testimony on the same date. Rebuttal testimony was filed on November 19, 2004 by the DC OPC and Washington Gas.

      On February 7, 2003, Washington Gas filed with the PSC of DC an application to increase base rates above the level that had been in place since the period preceding the case filed on June 19, 2001. The request sought to increase overall annual revenues in the District of Columbia by approximately $14.1 million, later revised to $18.8 million on May 2, 2003. The application sought a return on common equity of 12.25 percent and an overall rate of return of 9.25 percent.

      On November 10, 2003, the PSC of DC issued a Final Order authorizing Washington Gas to increase its annual revenues by $5.4 million, reflecting an overall rate of return of 8.42 percent and a return on common equity of 10.60 percent. The Final Order, among other things, reduced annual depreciation expense and collections from the currently allowed levels by approximately $300,000. The new rates went into effect for service rendered on and after November 24, 2003.

      The $5.4 million annual revenue increase described in the Final Order included a reduction for the effect of a $6.5 million lower level of pension and other post-retirement benefit costs that had been previously deferred on the balance sheet of Washington Gas as a regulatory liability. This regulatory deferral mechanism (or “tracker”), which has been in effect in the District of Columbia for several years, is designed to ensure that the variation in these annual costs, when compared to the levels collected from customers, does not affect net income. Therefore, the effect of the Final Order’s reduction of annual revenues for lower pension and other post-retirement benefit costs requires an accounting adjustment that reduces both the regulatory liability on the balance sheet and operation and maintenance expenses on the statement of income. Additionally, the $5.4 million annual revenue increase in the Final Order also included an increase in certain expenses that are also subject to the regulatory deferral mechanism treatment that equates to approximately $800,000 per year. Accordingly, the total annualized effect of the Final Order on Washington Gas’ pre-tax income results in an increase of approximately $11.1 million, which equates to diluted earnings per share of approximately $0.14, based on weighted average common and common equivalent shares outstanding for the fiscal year ended September 30, 2004.

          Maryland Jurisdiction

      The PSC of MD consists of five full-time members who are appointed by the Governor with the advice and consent of the Senate of Maryland. Each commissioner is appointed to a five-year term, with no limit on the number of terms that can be served.

      Washington Gas is required to give 30 days’ notice when filing for a rate increase. The PSC of MD may initially suspend the proposed increase for 150 days beyond the 30-day notice period and then has the option to extend the suspension for an additional 30 days. If action has not been taken after 210 days, rates become effective subject to refund.

          Rate Case Activities

      On March 28, 2002, Washington Gas filed an application with the PSC of MD requesting an increase in revenues of approximately $31.4 million or 9.3 percent. The original request included a 12.5 percent return on common equity or 9.67 percent overall rate of return on a year-end rate base, coupled with an incentive rate plan.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

      On April 26, 2002, the PSC of MD issued a ruling that established two separate phases for the purpose of considering and resolving specific issues that were stated at that time. In Phase I, the PSC of MD would review Washington Gas’ base rate case, its proposal regarding incentive rates and a number of other issues associated with Washington Gas’ proposed tariffs and rates. During Phase II, the PSC of MD would review issues regarding Washington Gas’ proposal for serving as the “supplier/provider of last resort for natural gas services.”

      On August 6, 2002, an uncontested settlement agreement on Phase I of the case, as revised, was filed with the PSC of MD. The settlement provided for an increase of $9.25 million in annual non-gas operating revenues. The settlement did not indicate the allowed return on common equity for the purpose of determining the amount of the settlement. On September 27, 2002, the PSC of MD issued a Final Order approving the settlement agreement without modification. The increase in revenues became effective for meter readings of Maryland customers on and after September 30, 2002.

      On March 31, 2003, Washington Gas filed an application with the PSC of MD to increase rates in Maryland. The application requested an increase to overall annual revenues by approximately $35.1 million, later revised to $27.2 million on June 16, 2003, with a return on common equity of 12.25 percent and an overall rate of return of 9.39 percent. The requested level of the revenue increase included $8.7 million related to increased depreciation expense.

      On October 31, 2003, the PSC of MD issued a Final Order, granting Washington Gas a $2.9 million increase in annual revenues based on an overall rate of return of 8.61 percent and a return on common equity of 10.75 percent. These rates went into effect for services rendered on and after November 6, 2003. The Final Order excluded the effect of Washington Gas’ request for an $8.7 million increase in annual revenues for depreciation expense, which was decided in a separate proceeding. The Final Order did provide for adjusted revenues that correspond to an update of Washington Gas’ depreciation rates upon the outcome of the separate proceeding.

      On March 25, 2004, a Hearing Examiner of the PSC of MD issued a proposed Order granting an increase of $1.1 million in annual revenues to reflect new depreciation rates and higher depreciation expense effective on July 1, 2004. This proposed Order was appealed by various parties, including Washington Gas. On June 18, 2004, the PSC of MD denied all appeals and upheld the findings of the Hearing Examiner. Washington Gas implemented the new depreciation rates on July 1, 2004.

          Virginia Jurisdiction

      The SCC of VA consists of three full-time members who are elected by the General Assembly of Virginia. Each commissioner has a six-year term with no limitation on the number of terms that can be served.

      Either of two methods may be used to request a modification of existing rates. First, Washington Gas may file an application for a general rate increase in which it may propose new adjustments to the cost of service that have not previously been approved by the Commission, as well as a revised return on equity. The rates under this process may take effect 150 days after the filing, subject to refund pending the outcome of the SCC of VA’s action on the application. Second, an expedited rate case procedure is available which provides that rate increases may be effective 30 days after the filing date, also subject to refund. Under the expedited rate case procedure, Washington Gas may not propose any new adjustments for issues not previously approved in the last general rate case, or a change in its return on common equity from the level authorized in its last general rate case. Once filed, other parties may propose new adjustments and/or a change in the cost of capital from the level authorized in its last general rate case. The expedited rate case procedure may not be available should the SCC of VA decide that there has been a substantial change in circumstances since the Company’s last general rate case.

          Rate Case Activities

      On June 14, 2002, Washington Gas filed an application with the SCC of VA to increase annual revenues in Virginia. The Shenandoah Gas Division of Washington Gas was included in the application. The application requested an increase in overall annual revenues of approximately $23.8 million. Washington Gas requested an overall rate of return of 9.42 percent and a return on common equity of 12.25 percent versus the then currently authorized return on common equity of 11.50 percent for Washington Gas and 10.70 percent for the Shenandoah Gas Division.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

      Under the regulations of the SCC of VA, Washington Gas placed the proposed general revenue increase into effect on November 12, 2002, subject to refund, pending the SCC of VA’s final decision in the proceeding. From that time until a refund was made, as discussed below, Washington Gas recorded a provision for rate refunds representing the estimated refund required based on management’s judgment of the rate case outcome.

      On December 18, 2003, the SCC of VA issued a Final Order in this proceeding which granted Washington Gas an annual revenue increase of $10.8 million, and reduced the annual revenues of the Shenandoah Gas Division of Washington Gas by $867,000. The combination of this increase in the rates of Washington Gas and the reduction in the rates of the Shenandoah Gas Division of Washington Gas yields a net increase in annual revenues of $9.9 million. The Final Order allowed a rate of return on common equity of 10.50 percent and an overall rate of return of 8.44 percent.

      Refunds to customers, with interest, were made pursuant to the Final Order during the quarter ended March 31, 2004. The difference between the amount refunded to customers and the amount of the provision for rate refunds previously recorded by Washington Gas was not material. Accordingly, this refund had no material effect on earnings for the fiscal year ended September 30, 2004.

      In the Final Order, the SCC of VA ordered that the implementation date of new depreciation rates should be January 1, 2002, as opposed to November 12, 2002 as originally requested and implemented by Washington Gas. This required Washington Gas to record additional depreciation expense in the quarter ended December 31, 2003 of approximately $3.5 million on a pre-tax basis that related to the period from January 1, 2002 through November 11, 2002.

      The SCC of VA also ordered Washington Gas to reduce its rate base related to net utility plant by $28 million, which is net of accumulated deferred income taxes of $14 million, and to establish an equivalent regulatory asset that the Company has done for regulatory accounting purposes only. This regulatory asset represents the difference between the accumulated reserve for depreciation recorded on the books of Washington Gas and a theoretical reserve that was derived by the Staff of the SCC of VA (VA Staff) as part of its review of Washington Gas’ depreciation rates, less accumulated deferred income taxes. This regulatory asset is being amortized, for regulatory accounting purposes only, as a component of depreciation expense over 32 years pursuant to the Final Order. The SCC of VA provided for both a return on, and a return of, this regulatory asset established for regulatory accounting purposes.

      In approving the treatment described in the preceding paragraph, the SCC of VA further ordered that an annual “earnings test” be performed to determine if Washington Gas has earned in excess of its allowed rate of return on common equity for its Virginia operations. The current procedure for performing this earnings test does not normalize the actual return on equity for the effect of weather over the applicable twelve-month period. To the extent that Washington Gas earns in excess of its allowed return on equity in any annual earnings test period, Washington Gas is required to increase depreciation expense (after considering the impact of income tax benefits) and increase the accumulated reserve for depreciation for the amount of the actual earnings in excess of the earnings produced by the 10.50 percent allowed return on equity. Under the SCC of VA’s requirements for performing earnings tests, if weather is warmer than normal in a particular annual earnings test period, Washington Gas is not allowed to restore any amount of earnings previously eliminated as a result of this earnings test. This annual earnings test shall continue to be performed until the $28 million difference between the accumulated reserve for depreciation recorded on Washington Gas’ books and the theoretical reserve derived by the VA Staff, net of accumulated deferred income taxes, is eliminated or the level of the regulatory asset established for regulatory accounting purposes is adjusted as a result of a future depreciation study.

      On January 7, 2004, Washington Gas filed a Petition for Reconsideration of Commission Final Order (the Petition) with the SCC of VA requesting that the SCC of VA reconsider certain portions of the December 18, 2003 Final Order, most notably those dealing with depreciation issues. On January 23, 2004, the SCC of VA rejected the Petition. On April 15, 2004, Washington Gas filed a Petition for Appeal with the Supreme Court of Virginia seeking its review of the SCC of VA’s Final Order. A hearing was held on September 13, 2004. On October 8, 2004, the Supreme Court of Virginia issued an opinion affirming the SCC of VA’s Final Order dated December 18, 2003.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

      During fiscal year ended September 30, 2004, Washington Gas recorded additional depreciation expense of $1.0 million in connection with earnings tests performed. The amount recorded could change if the SCC of VA differs with management’s calculations or methodology.

      On January 27, 2004, Washington Gas filed an expedited rate case with the SCC of VA to increase annual revenues in Virginia by $19.6 million, with an overall rate of return of 8.70 percent and a 10.50 percent return on equity. On February 26, 2004, based upon expedited rate case filing procedures, Washington Gas placed the proposed revenue increase into effect, subject to refund, pending the SCC of VA’s final decision in the proceeding.

      On August 20, 2004, the VA Staff filed testimony in response to Washington Gas’ proposed rate application. The testimony of the VA Staff, which was based upon updated financial information for revenues, rate base, labor expenses and other matters through March 31, 2004, proposed a reduction in Washington Gas’ annual revenues of $6.5 million reflecting, among other proposed adjustments, a recommendation to lower the overall rate of return to 8.28 percent and the return on common equity to 9.70 percent. Also, in connection with an earnings test calculation performed by the VA Staff for the twelve-month period ending June 30, 2003, the VA Staff proposed that Washington Gas be required to record additional depreciation expense of $6.1 million (pre-tax), along with a corresponding increase to the accumulated reserve for depreciation.

      On September 15, 2004, six participants in the rate case, including Washington Gas and the VA Staff, submitted a proposed Stipulation to the SCC of VA. On September 27, 2004, the SCC of VA issued a Final Order approving the Stipulation as filed. The Stipulation resolved all issues related to Washington Gas’ January 27, 2004 expedited rate case application filed with the SCC of VA.

      Under the Stipulation, Washington Gas will not change its annual base revenues, and will maintain the allowed rate of return on common equity of 10.50 percent and the overall rate of return of 8.44 percent as approved by the December 18, 2003 Final Order as previously discussed. Refunds to customers, with interest, are being made during the December 2004 billing cycle for the amount of the proposed annual revenue increase that has been collected since February 26, 2004. Based on the terms of the Stipulation, the Company implemented billing rates commencing October 4, 2004 that reflect the level of annual revenues determined in the December 18, 2003 Final Order, and implemented the agreed upon changes in rate design that are contained in the Stipulation.

      The Stipulation also provides for a one-time credit to all Virginia customers of $3.2 million for certain liabilities that were previously recorded by Washington Gas. This one-time credit will be made to customers during the January 2005 billing cycle. Providing this credit to customers does not have an effect on earnings of Washington Gas. Under the Stipulation, Washington Gas is required to file with the SCC of VA, on or before December 27, 2004, an earnings test calculation for the twelve-month period ended December 31, 2003. Future annual earnings test calculations will be estimated by the Company quarterly, and when appropriate, accounting adjustments will be recorded. In accordance with the Stipulation, Washington Gas agrees that it will not file an application with the SCC of VA to increase its base rates such that the proposed increased rates would become effective, on an interim basis, before January 1, 2006.

      The Company’s financial results for the nine months ended June 30, 2004 reflected a provision for rate refunds to customers based on the difference between the amount the Company had collected in rates subject to refund through June 30, 2004, and the amount that the Company had expected to be realized from the final outcome of the rate case filed in January 2004, based on management’s judgment at that time. The amount of the proposed revenue increase that had been included in net income for the nine months ended June 30, 2004, after considering the provision for rate refunds, was $2.2 million (pre-tax), or $0.03 per diluted average common share. After taking into consideration the Stipulation discussed above, Washington Gas increased its provision for rate refunds in the quarter ended September 30, 2004 to the full amount of revenues that had been collected subject to refund through the fiscal year ended September 30, 2004. The increased provision eliminated the $0.03 per diluted average common share that was previously included in net income for the nine months ended June 30, 2004. After the additional provision for rate refunds was recorded in the quarter ended September 30, 2004, there was no effect on fiscal year 2004, nor will there be any effect on fiscal year 2005 earnings for the rates initially put into effect in February 2004.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

COMPETITION

            Competition with Other Energy Products

       The regulated utility faces competition based on customers’ preference for natural gas compared to other energy products and the comparative prices of those products. The most significant product competition occurs between natural gas and electricity in the residential market. The residential market generates a significant portion of the regulated utility’s net income. In its service territory, Washington Gas continues to attract the majority of the new residential construction market. The Company believes that consumers’ continuing preference for natural gas allows Washington Gas to maintain a strong market presence.

      The regulated utility has generally maintained a price advantage over electricity in its service area for traditional uses of energy such as heating, water heating and cooking. However, price volatility in the wholesale natural gas commodity market has resulted in significant increases in the cost of natural gas billed to customers (refer to the section entitled “Gas Supply and Capacity—Rising Natural Gas Prices” ). Such increases have resulted in significant reductions to or the elimination of the traditional price advantage of natural gas. Price advantages that electricity may currently have are also partially caused by artificial price caps. These price caps expired in June 2004 in Maryland, and will expire in February 2005 in the District of Columbia, and in December 2010 in Virginia. As these price caps expire, comparisons may change. Furthermore, as discussed below, restructuring in both the natural gas and electric industries is leading to changes in traditional pricing models. As part of the electric industry restructuring effort, certain business segments are moving toward market-based pricing, with third-party marketers of electricity participating in retail markets. Electric industry restructuring may result in lower comparative pricing for electric service and other alternative energy sources, including natural gas. These changes could result in increased competition for the regulated utility.

      In the interruptible market, the regulated utility’s customers must be capable of using a fuel other than natural gas when demand peaks for the regulated utility’s firm customers. In the interruptible market, fuel oil is the prevalent energy alternative to natural gas. The regulated utility’s success in this market depends largely on the relationship between natural gas and oil prices. Since the supply of natural gas primarily is derived from domestic sources, the relationship between supply and demand generally has the greatest impact on natural gas prices. Since a large portion of oil comes from foreign sources, political events can have significant influences on oil supplies and, accordingly, oil prices. The anticipated introduction of non-domestic supplies of liquefied natural gas into the United States natural gas market may affect supply levels and have an impact on natural gas prices. To date, the effect of liquefied natural gas on supply levels has been minimal.

            Deregulation

       In each of the jurisdictions (the District of Columbia, Maryland and Virginia) served by the Company’s regulated utility, regulators and utilities have implemented customer choice programs. These programs provide customers with an opportunity to choose to purchase their natural gas and/or electric commodity from third-party marketers, rather than purchasing these commodities as part of a bundled service from the local utility. When customers choose to purchase their natural gas commodity from third-party marketers on an unbundled basis, there is no effect on the regulated utility’s net revenues or net income since Washington Gas charges its customers the cost of gas without any mark-up. However, these customer choice programs provide unregulated third-party marketers, such as WGEServices, with opportunities to profit from the sale of the natural gas commodity or electricity in competitive markets. It also enables customers to have competitive choices for natural gas and electricity. Participating in this evolving marketplace also poses risks and challenges that must be addressed in the Company’s current and future strategies.

            The Natural Gas Delivery Function

       The natural gas delivery function, the core business of the Company’s regulated utility, continues to be regulated by local regulatory commissions. In developing this core business, Washington Gas invested $2.6 billion as of September 30, 2004 to construct and operate a safe, reliable and economical natural gas distribution system. Because of the high fixed costs and significant safety and environmental considerations associated with building and operating a distribution system, it is expected that there will continue to be only one owner and operator of a natural gas

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

distribution system in the regulated utility’s current franchise area for the foreseeable future. The nature of Washington Gas’ customer base and the distance of most customers from interstate pipelines mitigate the threat of bypass of its facilities by other potential delivery service providers.

      Washington Gas expects that local regulatory commissions will continue to set the prices and terms for delivery service that give it an opportunity to earn a just and reasonable rate of return on the capital invested in its distribution system and to recover reasonable operating expenses. Washington Gas plans to continue constructing, operating and maintaining its natural gas distribution system. The Company does not foresee any significant near-term changes in the regulated utility’s risk profile.

            The Merchant Function and Natural Gas Unbundling

       At September 30, 2004, customer choice programs for natural gas customers were available to all of Washington Gas’ regulated utility customers in the District of Columbia, Maryland and Virginia. Of approximately 990,000 active customers at September 30, 2004, approximately 181,000 customers purchased their natural gas commodity from unregulated third-party marketers. The following table provides the status of natural gas unbundling in the regulated utility’s major jurisdictions at September 30, 2004. The number and percentage of customers reflected in this table include all customers who chose to purchase natural gas from a third-party marketer, including WGEServices.

Status of Customer Choice Programs

At September 30, 2004

Jurisdiction	Customer Class	Eligible Customers

		Total	% Participating

District of Columbia	Firm:
	Residential	135,907	12%
	Commercial	13,387	31%
	Interruptible	235	77%
Maryland	Firm:
	Residential	378,897	20%
	Commercial	28,638	41%
	Interruptible	260	100%
Virginia	Firm:
	Residential	406,963	16%
	Commercial	25,539	28%
	Interruptible	236	86%

Total		990,062	18%

      Ultimately, the regulators may decide that the Company should exit the merchant function and that all customers should choose to buy natural gas from unregulated marketers. Washington Gas continues to have certain obligations to purchase natural gas from producers and transportation capacity from interstate pipeline companies. Accordingly, the strategy of Washington Gas focuses on managing efficiently the portfolio of contractual resources, recovering contractual costs and maximizing the value of contractual assets. Of the 18 percent of customers who chose to purchase natural gas from a third-party marketer in fiscal year 2004, 14 percent were customers of WGEServices. This compares to 21 percent of customers who chose a third-party marketer in fiscal year 2003, of which 15 percent represented customers of WGEServices.

      Washington Gas actively manages its supply portfolio to balance its sales, delivery and supply obligations. Currently, the regulated utility includes the cost of the natural gas commodity and interstate pipeline services in the purchased gas costs that it includes in firm customers’ rates, subject to regulatory review. The regulated utility’s jurisdictional tariffs contain gas cost mechanisms that allow it to recover the invoice cost of gas, including both the commodity cost of gas and the interstate pipeline services, applicable to firm customers. Additionally as described below, these same tariffs provide for the assignment and recovery of certain capacity and peaking services from the third-party marketers that serve delivery service customers. Washington Gas believes it prudently entered into its gas

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

contracts and that the costs being incurred should be recoverable from customers. If future unbundling or other initiatives remove the current gas cost recovery provisions, Washington Gas could be adversely impacted to the extent it incurs non-competitive gas costs without other satisfactory regulatory mechanisms available to recover any costs that may exceed market prices. Washington Gas currently has recovery mechanisms for such potentially stranded costs in the District of Columbia, Maryland and Virginia.

      If Washington Gas were to determine that competition or changing regulation stemming from future unbundling or other initiatives would preclude it from recovering these costs in rates, these costs would be charged to expense without any corresponding revenue recovery. Depending upon the timing, the effect of such a charge on Washington Gas’ financial position and results of operations would likely be significant. If a regulatory body were to disallow the recovery of such costs, these costs would be borne by shareholders.

      To minimize its exposure to contract risks, Washington Gas has mechanisms in its customer choice programs that enable it to assign to participating third-party marketers 100 percent of the storage and peak winter capacity resources that were dedicated to serving bundled service customers when those customers elected a third-party marketer. Additionally, Washington Gas currently has mechanisms approved by each of its local commissions to assign certain percentages of transportation capacity resources. Washington Gas continually updates its forecasts of customer growth and the associated requirements for pipeline transportation, storage and peaking resources. Washington Gas is generally renewing pipeline transportation and storage capacity contracts to meet its forecasts of increased customer gas requirements and to comply with regulatory mechanisms to provide for or make available such resources to marketers serving customers in the customer choice programs.

      To maximize the value of its contractual assets, the regulated utility has entered into contracts with unregulated marketers that make use of the regulated utility’s firm storage and transportation rights to meet the regulated utility’s city gate delivery needs and to make off-system sales when such storage and transportation rights are under-utilized. The regulated utility continues to pay the fixed charges associated with the firm storage and transportation contracts used to make sales.

UNREGULATED RETAIL ENERGY-MARKETING OF NATURAL GAS AND ELECTRICITY

       As the regulated utility’s role in the merchant function may decrease over time, opportunities emerge for unregulated natural gas and electric providers. In the deregulated marketplace, third-party marketers have profit-making opportunities, but also assume the risk of loss.

      The Company established WGEServices in fiscal year 1997, an unregulated retail energy-marketing subsidiary. WGEServices sells natural gas and electricity to residential, commercial and industrial customers inside and outside of the Washington Gas service area. At September 30, 2004, WGEServices had approximately 150,800 natural gas customers and 44,500 electric customers, compared to 153,400 natural gas customers and 76,000 electric customers at September 30, 2003, and 155,000 natural gas customers and 66,000 electric customers at September 30, 2002. WGEServices’ gross revenues for fiscal years 2004, 2003 and 2002 were $789.9 million, $726.2 million and $595.9 million, respectively. WGEServices’ net income was $8.3 million, $3.7 million and $5.0 million for fiscal years 2004, 2003 and 2002, respectively.

      Assuming normal weather, the regulatory process results in relatively stable earnings for the regulated utility. However, there can be significant volatility for unregulated third-party marketers, such as the volatility experienced by WGEServices during fiscal years 2004 and 2003 related to natural gas sales. Gross margins from natural gas sales were reduced in fiscal year 2003 in comparison to fiscal year 2002 due to the colder-than-normal weather experienced during the 2002-2003 winter heating season that resulted in the need to make additional purchases of natural gas at higher prices in the spot market in order to meet commitments to customers. During fiscal year 2004, WGEServices earned higher-than-historical gross margins on its natural gas sales, reflecting additional business that was secured in the form of large government and commercial customers. Additionally, the current fiscal year reflects the full-scale operation of a regional Liquefied Natural Gas importation facility that introduced large volumes of gas into the local market, putting downward pressure on WGEServices’ gas supply costs. The conditions that gave rise to the significant increase in earnings of WGEServices in fiscal year 2004 are not expected to recur in fiscal year 2005; accordingly, earnings in fiscal year 2005 are expected to be lower than they were in fiscal year 2004.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

      WGEServices competes with other third-party marketers to sell the unregulated natural gas commodity to customers. Marketers of the natural gas commodity compete largely on price, and gross margins are relatively small. Consequently, operating margins for the sale of unregulated natural gas are typically lower than those earned by the regulated utility.

      In addition, WGEServices faces risks associated with its gas supply. At any point in time, WGEServices may experience a difference between contracted gas purchase quantities and contractual gas sales commitments. To minimize this risk, WGEServices manages its natural gas contract portfolio by closely matching the timing of gas purchases from suppliers with sales commitments to customers. WGEServices also purchases its gas from a number of wholesale suppliers in order to avoid relying on any single provider for its natural gas supply. Additionally, WGEServices maintains gas storage inventory that is assigned to it by natural gas utilities such as Washington Gas. This storage inventory enables WGEServices to meet daily and monthly fluctuations in demand caused by variations in weather from normal. WGEServices enters into derivative contracts in order to balance its sales commitments with the amount of gas it must purchase to satisfy those commitments, or for purposes of fixing the price at which WGEServices may have to purchase or sell gas. WGEServices has a risk management policy in place and periodically reassesses its policy to determine its adequacy to mitigate risks in changing markets. For a further discussion about WGEServices’ exposure to and management of market risks, refer to the section entitled “Market Risk” included in Management’s Discussion.

      Customer choice programs for electric customers have been implemented in each jurisdiction in which the regulated utility operates. Similar to the natural gas industry, participants in these programs can choose either to continue purchasing bundled electricity service from their local electric distribution utility or to purchase electricity from a third-party marketer. WGEServices competes with other third-party marketers to sell electric supply services to customers. Marketers of electric supply service compete largely on price, and gross margins are relatively small.

      Future opportunities to add new electric customers may be limited in the near term. New Standard Offer Service (SOS) rates that went into effect in July 2004 for a Maryland electric utility that WGEServices directly competes with are below current market prices. This electric utility entered into contracts to supply its SOS customers with electricity in February 2004, prior to a surge in fuel prices required to generate electricity. SOS rates in Maryland and the District of Columbia will continue to be reset to market rates through annual procurements, and thereby are expected to offer continuing opportunities to build the electric customer base.

      WGEServices entered into a master purchase and sale agreement in April 2000 with a wholesale energy marketer, Mirant Americas Energy Marketing L.P. (MAEM), which is an indirect wholly owned subsidiary of Mirant Corporation (Mirant). WGEServices purchases full requirements services from MAEM, including electric energy, capacity and certain ancillary services, for resale to retail electric customers. Although the full requirements agreement eliminates the electric supply risk that is associated with changes in demand, the benefits of this contractual provision are only realized to the extent MAEM performs its delivery function. To reduce dependency on a single supplier, during fiscal year 2004, WGEServices entered into separate master purchase and sale agreements under which it purchases full requirements services from three new wholesale electricity suppliers. Electric suppliers other than MAEM accounted for less than ten percent of WGEServices’ electricity purchases for fiscal year 2004. WGEServices does not own or operate any electric generation, electric transmission or electric distribution assets.

      On July 14, 2003, Mirant and substantially all of its subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. MAEM, WGEServices’ principal supplier of electricity, was included in these bankruptcy filings. Since the bankruptcy filing, MAEM has continued to honor its supply obligations to WGEServices. Future performance by MAEM may be subject to further developments in the bankruptcy proceedings (refer to the section entitled “Market Risk” included in Management’s Discussion).

POTENTIAL FOR FURTHER UNBUNDLING

       Currently, the Company’s regulated utility provides customer services, such as preparing bills, reading meters and responding to customer inquiries, as part of its core utility function. Unregulated third-party marketers have the option to assume responsibility for bill preparation and customer collections. In addition to billing and collecting from customers for the natural gas commodity, third-party marketers’ bills may include natural gas delivery charges due the

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

regulated utility, which they subsequently remit to Washington Gas. Although Washington Gas still provides most customer services on a bundled basis, the potential exists for future deregulation initiatives to separate these services from the core utility function. In that case, customers could choose to have unregulated competitors provide these services.

      To remain competitive, the Company continuously strives to improve quality and efficiency and to reduce costs to achieve market-level performance. Accordingly, the Company will continue to look for opportunities to profit from further unbundling.

GAS SUPPLY AND CAPACITY

            Supply and Capacity Requirements

       Washington Gas arranges to have natural gas delivered to the entry points of its distribution system (city gates or gate station) using the delivery capacity of interstate pipeline companies, and also uses on-system peaking facilities to meet requirements. Washington Gas acquires interstate pipeline natural gas delivery and storage capacity on a system-wide basis on the different interstate pipelines to provide the greatest amount of flexibility to meet the diverse demand characteristics of its customer base. Washington Gas’ supply and capacity plan is based on forecasted system requirements, and takes into account estimated load growth by type of customer, attrition, conservation, demand by gate station, interstate pipeline capacity and contractual limitations and the forecasted movement of customers between sales service and delivery service.

      Pursuant to FERC Order No. 636, interstate pipeline companies are required to provide transportation and storage services to natural gas shippers, such as Washington Gas, that are comparable to the services it received prior to the implementation of the order. At September 30, 2004, Washington Gas had service agreements with four pipeline companies that provided direct service for firm transportation and/or storage services. These contracts have expiration dates ranging from fiscal years 2005 to 2024.

      Washington Gas is responsible for acquiring both sufficient natural gas supplies and interstate pipeline capacity to meet customer requirements. As such, Washington Gas must contract for reliable and adequate delivery capacity to its distribution system, while considering the dynamics of the interstate pipeline capacity market, its own on-system peaking facilities, as well as the characteristics of its customer base. Washington Gas’ contracting activities take into account customers’ tendencies to switch between sales and delivery service; however, short-term contractual arrangements required to manage such customer choice diversity may not be available in future periods under conditions of capacity constraints. Washington Gas has adopted a diversified portfolio approach designed to satisfy the supply and deliverability requirements of its customers, using multiple supply points, dependable interstate pipeline transportation and storage arrangements, and its own substantial storage and peaking capabilities to meet its customers’ demands. The Company anticipates enhancing its peaking capacity by constructing a liquefied natural gas peaking facility that is expected to be completed and placed in service by the 2008-2009 winter heating season.

      Local distribution companies, such as Washington Gas, along with other participants in the energy industry have raised concerns regarding the gradual depletion in the availability of additional interstate pipeline capacity. Depleting pipeline capacity is a business issue that must be managed by Washington Gas, whose customer base has grown at an annual rate of two to three percent. This rate of growth is expected to continue. The increased number of electric co-generation facilities that exist and are planned in the near future for the mid-Atlantic region and upstream of the mid-Atlantic region that are fueled by natural gas exacerbates concerns associated with the availability of pipeline capacity. These facilities, which significantly utilize pipeline capacity, may ultimately affect deliverability and flexibility of natural gas delivery into the region. Due to the reluctance on the part of both marketers and some local distribution companies in committing to long-term pipeline contracts, pipeline infrastructure improvements have been limited despite the fact that the major pipelines serving the Washington Gas system are fully subscribed. In response to growing concerns, interstate pipelines have begun the process of offering infrastructure improvements that will expand pipeline capacity in the mid-Atlantic region. These improvement projects, funded through incremental demand charges by the participating entities, require a minimum of two to three years to complete for the planning, solicitation of interest, regulatory approval and construction of new pipelines. Washington Gas contracted with an interstate pipeline company, Dominion Transmission, Inc. (DTI), under which DTI constructed additional capacity for

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

firm transportation and storage services to Washington Gas. Approved by the FERC, this pipeline construction project was completed and placed in service for the 2004-2005 winter heating season. Washington Gas will continue to monitor other opportunities to acquire or participate in obtaining additional pipeline capacity that will improve or maintain the high level of service expected by its customer base.

            Sources of Natural Gas

       As reflected in the table below, there were six sources of delivery through which the regulated utility received natural gas to satisfy the sendout requirements in pipeline year 2004 (November 1, 2003 through October 31, 2004), and from which supplies can be received in pipeline year 2005 (November 1, 2004 through October 31, 2005). Firm transportation denotes gas transported directly to the entry point of Washington Gas’ distribution system in contractually viable volumes. Transportation storage denotes volumes stored by a pipeline during the summer injection season for withdrawal during the heating season to meet load requirements. Peak load requirements are met by (i) underground natural gas storage at the Hampshire storage field in Hampshire County, West Virginia; (ii) the local production of propane air plants located at Washington Gas-owned facilities in Rockville, Maryland (Rockville Station) and in Springfield, Virginia (Ravensworth Station) and (iii) other peak-shaving sources. Unregulated third-party marketers acquire interstate pipeline capacity and the natural gas commodity on behalf of Washington Gas’ delivery service customers, some of which may be provided through transportation, storage and peaking resources provided by Washington Gas to unregulated third-party marketers under tariffs approved by the three public service commissions. These marketers have natural gas delivered to the entry point of Washington Gas’ delivery system on behalf of those utility customers that have decided to acquire their natural gas commodity on an unbundled basis, as previously discussed.

      During pipeline year 2004 (November 1, 2003 through October 31, 2004), total sendout on the system was 1.673 billion therms as compared to total sendout of 1.754 billion therms during pipeline year 2003. This excludes the sendout of sales and deliveries of natural gas used for electric generation. The decrease in 2004 was the result of weather in pipeline year 2004 that was warmer than pipeline year 2003. The sendout for pipeline year 2005 is estimated at 1.653 billion therms (based on normal weather), excluding the sendout for the sales and deliveries of natural gas used for electric generation. The sources of delivery and related volumes that were used to satisfy the requirements of pipeline year 2004 and those projected for pipeline year 2005 are shown in the following table.

Sources of Delivery for Annual Sendout

(In millions of therms)	Pipeline Year

Sources of Delivery	Actual 2004	Projected 2005

Firm Transportation	705	684
Transportation Storage	217	231
Hampshire Storage	13	14
Company-Owned Propane-Air Plants	1	9
Other Peak-Shaving Sources	8	41
Unregulated Third-Party Marketers	729	674

Total	1,673	1,653

      The effectiveness of Washington Gas’ gas supply program is largely dependent on the sources from which the design day requirement is satisfied. A design day is the maximum anticipated demand on the natural gas distribution system during a 24-hour period assuming a five-degree Fahrenheit average temperature. Washington Gas assumes that all interruptible customers will be curtailed on the design day. Washington Gas’ current design day demand forecast for the 2004-2005 winter season is 17.4 million therms, and Washington Gas’ projected sources of delivery for design day sendout is 18.7 million therms. This provides a reserve margin of approximately 7.5 percent. Washington Gas is currently capable of meeting 77 percent of its design day requirements with storage and peaking capabilities. Optimal utilization of storage and peaking facilities on Washington Gas’ design day reduces the dependency on firm transportation and reduces capacity costs. The following table reflects the sources of delivery that are projected to be used to satisfy the design day sendout estimate for pipeline year 2005.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

Projected Sources of Delivery for Design Day Sendout

(In millions of therms)	Pipeline Year 2005

Sources of Delivery	Volumes	Percent

Firm Transportation	5.4	29%
Transportation Storage	5.4	29%
Company-Owned Propane-Air Plants, Hampshire Storage and Other Peaking	6.7	36%
Unregulated Third-Party Marketers	1.2	6%

Total	18.7	100%

      Washington Gas believes the combination of the natural gas supply it can purchase under short-term contracts, its existing and planned peaking supplies, and the capacity held under contract on the interstate pipelines is sufficient to satisfy the needs of existing customers and allow for growth in future years.

            Rising Natural Gas Prices

       Increased prices for natural gas are being driven by increased demand that is exceeding the growth in available supply. Although this has put upward pressure on natural gas prices and the competitiveness of natural gas as an energy source, the Company believes it will be able to fully meet its current customers’ demand for natural gas and to grow its customer base in the future.

            Changes in Natural Gas Consumption

       Natural gas supply requirements may be affected by changes in natural gas consumption by customers. Natural gas usage per customer may decline as customers change their consumption patterns in response to: (i) more volatile and higher natural gas prices, as discussed above, and (ii) customers’ replacement of older, less efficient gas appliances with more efficient appliances. In each jurisdiction in which Washington Gas operates, changes in customer usage profiles have been reflected in recent rate case proceedings where rates have been adjusted to reflect current customer usage. Changes in customer usage by existing customers that occur subsequent to these recent rate case proceedings will have the effect of reducing revenues, which is offset by the favorable effect of adding new customers.

ENVIRONMENTAL MATTERS

       The Company and its subsidiaries are subject to federal, state and local laws and regulations related to environmental matters. These evolving laws and regulations may require expenditures over a long timeframe to control environmental effects. Almost all of the environmental liabilities the Company and its subsidiaries have recorded are for costs expected to be incurred to remediate sites where the Company or a predecessor affiliate operated manufactured gas plants (MGP). Estimates of liabilities for environmental response costs are difficult to determine with precision because of the various factors that can affect their ultimate level. These factors include, but are not limited to the following:

•	the complexity of the site;
•	changes in environmental laws and regulations at the federal, state and local levels;
•	the number of regulatory agencies or other parties involved;
•	new technology that renders previous technology obsolete or experience with existing technology that proves ineffective;
•	the ultimate selection of technology;
•	the level of remediation required; and
•	variations between the estimated and actual period of time that must be dedicated to respond to an environmentally-contaminated site.

      Washington Gas has identified up to ten sites where it or its predecessors may have operated MGPs. Washington Gas last used any such plant in 1984. In connection with these operations, Washington Gas is aware that coal tar and

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

certain other by-products of the gas manufacturing process are present at or near some former sites, and may be present at others. Washington Gas does not believe that any of the sites present any unacceptable risk to human health or the environment.

      At one of the former MGP sites, studies show the presence of coal tar under the site and an adjoining property. Washington Gas has taken steps to control the movement of contaminants into an adjacent river by installing a water treatment system that removes and treats contaminated groundwater at the site. Washington Gas received approval from governmental authorities for a comprehensive remediation plan for the majority of the site that will allow commercial development of Washington Gas’ property. Washington Gas has entered into an agreement with a national developer for the development of this site in phases. The first two phases have been completed, with Washington Gas retaining a ground lease on each phase. Washington Gas is working with the owner of the affected adjoining property to adopt a remediation plan for that portion of the site.

      At a second former MGP site and on an adjacent parcel of land, Washington Gas made application under a state voluntary closure program. Washington Gas developed a “monitoring-only” remediation plan for the site for which it received state approval during fiscal year 2004. Accordingly, the Company reduced its liability in fiscal year 2004 for estimated environmental response costs related to this matter.

      Washington Gas does not expect that the ultimate impact of these matters will have a material adverse effect on its capital expenditures, earnings or competitive position. Washington Gas believes, at this time, that the appropriate remediation has been or is being undertaken, or that no remediation is necessary at the remaining eight sites. See Note 13 of the Notes to Consolidated Financial Statements for a further discussion of environmental response costs.

OTHER INFORMATION ABOUT THE BUSINESS

       The regulated utility is not dependent upon a single customer or group of customers such that the loss of any one or more of such customers would have a significant adverse effect on the regulated utility. Large customers are generally on interruptible rate schedules, and margin-sharing arrangements generally limit the effects of variations in interruptible customer usage on net income. As previously discussed, Washington Gas served approximately one million customers at September 30, 2004. The Company’s energy-marketing segment is not heavily dependent on any one customer or group of customers. The commercial HVAC segment derived approximately 44 percent and 45 percent of revenues from one customer, the Federal Government, in fiscal years 2004 and 2003, respectively.

      The Company’s utility business is weather-sensitive and seasonal since the majority of its business is derived from residential and small commercial customers who use natural gas for space heating purposes. In fiscal year 2004, approximately 77 percent of the total therms delivered in the regulated utility’s franchise area, excluding deliveries for electric generation, occurred in the regulated utility’s first and second fiscal quarters. The Company’s utility earnings are typically generated during these two quarters and the regulated utility historically incurs net losses in the third and fourth fiscal quarters. The timing and level of approved rate increases can affect the results of operations. The seasonal nature of the regulated utility’s business creates large variations in short-term cash requirements, primarily due to the fluctuations in the level of customer accounts receivable, accrued utility revenues and storage gas inventories. Washington Gas finances these seasonal requirements primarily through the sale of commercial paper and unsecured short-term bank loans.

      The operations of WGEServices are also seasonal, with large amounts of electricity being sold in the summer months and large amounts of natural gas being sold in the winter months. Working capital requirements vary significantly during the year, and these variations are financed through the Company’s issuance of commercial paper.

      The Company’s research and development costs during fiscal years 2004, 2003 and 2002 were not material.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (concluded)

      At September 30, 2004, the Company and its wholly owned subsidiaries had 1,914 employees comprised of 1,695 utility and 219 non-utility employees.

      The Company’s Code of Conduct, Corporate Governance Guidelines, and charters for the Governance, Audit and Human Resources committees of the Board of Directors are available on the corporate Web site www.wglholdings.com. Copies also may be obtained by request to the Corporate Secretary at WGL Holdings, Inc., 101 Constitution Ave., N.W., Washington, DC 20080. The Company makes available free of charge on its corporate Web site, its Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments thereto, as soon as reasonably practicable after such reports have been electronically filed with or furnished to the Securities Exchange Commission (SEC). Additional information about WGL Holdings is also available on its Web site. The Company’s Chairman and Chief Executive Officer certified to the New York Stock Exchange (NYSE) on March 18, 2004 that, as of that date, he was unaware of any violation by the Company of the NYSE’s corporate governance listing standards.

WGL Holdings, Inc.

Washington Gas Light Company
Part I
Item 2. Properties

ITEM 2. PROPERTIES

       At September 30, 2004, WGL Holdings and its subsidiaries provided services in various areas of Virginia, the District of Columbia and Maryland, and held certificates of convenience and necessity, licenses and permits necessary to maintain and operate their respective properties and businesses. The regulated utility segment is the only segment where property, plant and equipment is a significant asset.

      Property, plant and equipment are stated at original cost, including labor, materials, taxes and overhead. Washington Gas calculates depreciation applicable to its utility gas plant in service primarily using a straight-line method over the estimated remaining life of the plant. The composite depreciation and amortization rate of the regulated utility during fiscal years 2004, 2003 and 2002 was 3.48 percent, 3.20 percent and 2.93 percent, respectively, which included an allowance for estimated accrued non-legal asset removal costs (see Note 1 of the Notes to Consolidated Financial Statements).

      At September 30, 2004, the regulated utility segment had approximately 625 miles of transmission mains, 11,295 miles of distribution mains, and 13,089 miles of distribution services. The regulated utility has the storage capacity for approximately 15 million gallons of propane for peak shaving.

      Washington Gas owns approximately 40 acres of land and a building (built in 1970) at 6801 Industrial Road in Springfield, Virginia. The Springfield site performs both operating and certain administrative functions of the regulated utility. Washington Gas also holds title to land and buildings used as substations for its utility operations.

      Washington Gas also has peaking facilities to enhance deliverability in periods of peak demand in the winter that consist of propane air plants in Springfield, Virginia (Ravensworth Station), and Rockville, Maryland (Rockville Station). Hampshire operates an underground natural gas storage field in Hampshire County, West Virginia. Hampshire accesses the storage field through 12 storage wells that are connected to an 18-mile pipeline gathering system. Hampshire also operates a compressor station for injection of gas into storage. For pipeline year 2005, management estimates that the Hampshire storage facility has the capacity to supply approximately 2.0 billion cubic feet of natural gas to the regulated utility’s system for meeting seasonal demands.

      Washington Gas owns a 12-acre parcel of land located in Southeast Washington, D.C. Washington Gas entered into an agreement with a national developer in February 2000 to develop this land in phases. The first two phases have been developed, with Washington Gas retaining a ground lease on each phase. See the sections entitled “Subsidiaries” and “Environmental Matters” under Item 1 of this report for a discussion regarding WG Maritime and for additional information regarding this development.

      Facilities utilized by the retail energy-marketing and commercial HVAC segments are located in the Washington, D.C. metropolitan area and are leased.

      The Mortgage of Washington Gas dated January 1, 1933 (Mortgage), as supplemented and amended, securing any First Mortgage Bonds (FMBs) it issues, constitutes a direct lien on substantially all property and franchises owned by the regulated utility other than a small amount of property that is expressly excluded. At September 30, 2004 and 2003, no debt was outstanding under the Mortgage.

      Washington Gas executed a supplemental indenture to its unsecured Medium-Term Note (MTN) Indenture on September 1, 1993, providing that Washington Gas will not issue any FMBs under its Mortgage without securing all MTNs with all other debt secured by the Mortgage.

WGL Holdings, Inc.

Washington Gas Light Company
Part I

ITEM 3. LEGAL PROCEEDINGS

       None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

WGL Holdings, Inc.
Washington Gas Light Company
Part I

EXECUTIVE OFFICERS OF THE REGISTRANTS

       The names, ages and positions of the executive officers of the registrants at September 30, 2004, are listed below along with their business experience during the past five years. The age of each officer listed is as of the date of filing of this report. There is no family relationship among the officers.

      Unless otherwise indicated, all officers have served continuously since the dates indicated, and all positions are executive officers listed with Washington Gas Light Company.

Executive Officers

Date Elected or
Name, Age and Position with the registrants	Appointed

Elizabeth M. Arnold, Age 52 (1)
Vice President (corporate strategy)	January 24, 2004
Vice President (corporate strategy) of WGL Holdings, Inc.	January 24, 2004
Vice President (corporate strategy and non-utility businesses) of WGL Holdings, Inc.	October 31, 2000
Vice President (corporate strategy and non-utility businesses)	July 3, 2000
Vice President (corporate strategy, internal audit, non-utility subsidiaries)	March 3, 2000
Vice President (corporate strategy and internal audit)	January 31, 1996

Thomas F. Bonner, Age 56 (2)
Vice President (gas transportation)	April 29, 2002

Beverly J. Burke, Age 53 (1)
Vice President and General Counsel	July 1, 2001
Vice President and General Counsel of WGL Holdings, Inc.	July 1, 2001
Vice President and Assistant General Counsel	October 1, 1998

Adrian P. Chapman, Age 47
Vice President (regulatory affairs and energy acquisition)	March 31, 1999

James H. DeGraffenreidt, Jr., Age 51 (1)
Chairman of the Board and Chief Executive Officer	October 1, 2001
Chairman of the Board and Chief Executive Officer of WGL Holdings, Inc.	October 1, 2001
Chairman of the Board, President and Chief Executive Officer of WGL Holdings, Inc.	October 31, 2000
Chairman of the Board, President and Chief Executive Officer	July 1, 2000
Chairman of the Board and Chief Executive Officer of WGL Holdings, Inc.	January 13, 2000
Chairman of the Board and Chief Executive Officer	December 1, 1998

Shelley C. Jennings, Age 56 (1)
Treasurer of WGL Holdings, Inc.	January 13, 2000
Treasurer	March 31, 1999

Frederic M. Kline, Age 53 (1)
Vice President and Chief Financial Officer of WGL Holdings, Inc.	January 13, 2000
Vice President and Chief Financial Officer	March 31, 1999

Wilma Kumar-Rubock, Age 56
Vice President (information technology) and Chief Information Officer	October 1, 2001
Chief Information Officer	November 13, 2000
Division Head	April 3, 2000
Division Head (business systems)	April 28, 1997

WGL Holdings, Inc.
Washington Gas Light Company
Part I

Executive Officers

Date Elected or
Name, Age and Position with the registrants	Appointed

Terry D. McCallister, Age 49 (1,3)
President and Chief Operating Officer	October 1, 2001
President and Chief Operating Officer of WGL Holdings, Inc.	October 1, 2001
Vice President (operations and gas transportation)	June 28, 2000
Vice President (operations)	April 3, 2000

Mark P. O’Flynn, Age 54 (1,4)
Controller	February 18, 2002
Controller of WGL Holdings, Inc.	February 18, 2002

Douglas V. Pope, Age 59 (1)
Secretary of WGL Holdings, Inc.	January 13, 2000
Secretary	July 25, 1979

Roberta W. Sims, Age 50
Vice President (corporate relations and communications)	January 31, 1996

William Zeigler, Jr., Age 59 (5)
Vice President (human resources and organizational development)	February 1, 2004
Division Head (organizational development)	February 10, 2003

James B. White, Age 54
Vice President (customer service)	October 14, 2002
Vice President (business development)	February 21, 1996

(1)	Executive Officer of both WGL Holdings, Inc. and Washington Gas Light Company.
(2)	Mr. Bonner has previously served in executive positions in gas supply, customer services, operations and engineering at South Jersey Gas Company, Philadelphia Gas Works and Boston Gas Company.
(3)	Mr. McCallister was previously employed by Southern Natural Gas Company, a subsidiary of Sonat, Inc., where he served as Vice President and Director of Operations. Prior to working for Southern Natural Gas Company, a gas utility, he held various leadership positions with Atlantic Richfield Company, a fully integrated international oil and gas exploration, production, refining and marketing company.
(4)	Mr. O’Flynn has more than 30 years of experience in various finance positions with natural gas and electric utilities. He has previous experience as a CFO, controller and treasurer of utility companies that were SEC registrants.
(5)	Mr. Zeigler was previously employed by Ernst & Young LLP (E&Y) where he served as National Director of Leadership and Organizational Change. Prior to joining E&Y, Mr. Zeigler was Senior Director, Organization Development and Training with Praxair, Inc. of Danbury, CT.

WGL Holdings, Inc.

Part II
Item 5. Market for Registrant’s Common Equity, Related
Stockholder Matters and Issuer Purchases of Equity Securities

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

       At October 31, 2004, WGL Holdings had 16,805 common shareholders of record. During fiscal years 2004 and 2003, WGL Holdings’ common stock was listed for trading on the New York Stock Exchange and was shown as “WGL Hold” or “WGL Hldgs” in newspapers. The Company did not purchase any of its outstanding common stock during fiscal years 2004 and 2003. The table below shows quarterly price ranges and quarterly dividends paid for fiscal years ended September 30, 2004 and 2003.

Common Stock Price Range and Dividends Paid

			Dividends Paid	Dividend
	High	Low	Per Share	Payment Date

Fiscal Year 2004
Fourth quarter	$29.68	$26.91	$0.3250	08/1/04
Third quarter	30.39	26.66	0.3250	05/1/04
Second quarter	30.18	27.15	0.3200	02/1/04
First quarter	28.55	26.20	0.3200	11/1/03

Fiscal Year 2003
Fourth quarter	$27.97	$25.21	$0.3200	08/1/03
Third quarter	28.79	25.97	0.3200	05/1/03
Second quarter	26.96	23.15	0.3175	02/1/03
First quarter	25.15	21.94	0.3175	11/1/02

WGL Holdings, Inc.

Washington Gas Light Company
Part II
Item 6. Selected Financial Data

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL AND OPERATIONS DATA(a)

(In thousands, except per share data)

Years Ended September 30,	2004	2003	2002	2001	2000

SUMMARY OF EARNINGS
Utility operating revenues	$1,267,948	$1,301,057	$925,131	$1,446,456	$1,031,105
Less: Cost of gas	668,968	696,561	459,149	904,416	552,579
Revenue taxes	50,079	40,465	27,549	40,616	35,598

Utility net revenues	$548,901	$564,031	$438,433	$501,424	$442,928

Utility operation and maintenance expenses	$226,751	$216,255	$205,061	$194,469	$177,504
Non-utility operating revenues	$821,655	$763,191	$659,671	$493,063	$218,087
Net income	$96,637	$112,342	$39,121	$82,445	$83,251
Earnings per average common share
Basic	$1.99	$2.31	$0.81	$1.75	$1.79
Diluted	$1.98	$2.30	$0.80	$1.75	$1.79

CAPITALIZATION—YEAR-END
Common shareholders’ equity	$853,424	$818,218	$766,403	$788,253	$711,496
Washington Gas Light Company Preferred stock	28,173	28,173	28,173	28,173	28,173
Long-term debt, excluding current maturities	590,164	636,650	667,951	584,370	559,724

Total capitalization	$1,471,761	$1,483,041	$1,462,527	$1,400,796	$1,299,393

OTHER FINANCIAL DATA
Total assets—year-end	$2,504,908	$2,436,052	$2,339,146	$2,292,999	$2,139,989
Property, plant and equipment—net—year-end	$1,915,551	$1,874,923	$1,832,325	$1,731,633	$1,660,280
Capital expenditures	$113,439	$129,083	$162,383	$130,215	$124,067
Long-term obligations—year-end	$590,164	$636,650	$667,951	$584,370	$559,724

COMMON STOCK DATA
Annualized dividends per share	$1.30	$1.28	$1.27	$1.26	$1.24
Dividends declared per share	$1.2950	$1.2775	$1.2675	$1.2550	$1.2350
Book value per share—year-end	$17.54	$16.83	$15.78	$16.24	$15.31
Return on average common equity	11.6%	14.2%	5.0%	11.0%	11.9%
Dividend yield on book value	7.4%	7.6%	8.0%	7.7%	8.1%
Dividend payout ratio	65.1%	55.3%	156.5%	71.7%	69.0%
Shares outstanding—year-end (thousands)	48,653	48,612	48,565	48,543	46,470

UTILITY GAS SALES AND DELIVERIES (thousands of therms)
Gas sold and delivered
Residential firm	629,728	648,809	509,243	634,949	557,825
Commercial and industrial
Firm	226,407	239,628	193,917	258,546	240,239
Interruptible	7,626	12,163	10,646	11,927	27,627

Total gas sold and delivered	863,761	900,600	713,806	905,422	825,691

Gas delivered for others
Firm	454,549	496,889	346,910	365,262	306,933
Interruptible	268,483	257,799	277,367	251,039	262,923
Electric generation	41,052	67,245	169,210	165,918	211,928

Total gas delivered for others	764,084	821,933	793,487	782,219	781,784

Total utility gas sales and deliveries	1,627,845	1,722,533	1,507,293	1,687,641	1,607,475

OTHER STATISTICS
Active customer meters—year-end	990,062	959,922	939,291	903,789	875,817
New customer meters added	29,438	26,167	31,205	32,188	30,063
Degree days—actual	4,024	4,550	3,304	4,314	3,637
Weather percent colder (warmer) than normal	6.1%	19.8%	(13.4)%	13.1%	(5.0)%

(a)	Results presented for fiscal year 2000 reflect the consolidated operations of Washington Gas Light Company and its subsidiaries.

WGL Holdings, Inc.
Washington Gas Light Company

Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

       This Management’s Discussion and Analysis of Financial Condition and Results of Operations (Management’s Discussion) analyzes the financial condition, results of operations and cash flows of WGL Holdings, Inc. (WGL Holdings or the Company) and its subsidiaries. It also includes management’s analysis of the Company’s past financial results and potential factors that may affect future results, potential future risks and approaches that may be used to manage them.

      Management’s discussion is divided into the following two major sections:

•	WGL Holdings—This section describes the financial condition and results of operations of WGL Holdings and its subsidiaries on a consolidated basis. It includes discussions of WGL Holdings’ regulated utility and non-utility operations. The majority of WGL Holdings’ operations are derived from the results of its regulated utility, Washington Gas Light Company (Washington Gas), and to a much lesser extent, the results of its non-utility operations. For more information on the Company’s regulated utility operations, please refer to the Management’s Discussion for Washington Gas.

•	Washington Gas—This section comprises the majority of WGL Holdings’ regulated utility segment. The financial condition and results of operations of Washington Gas’ utility operations and WGL Holdings’ regulated utility segment are essentially the same.

      Both of the major sections of Management’s Discussion—WGL Holdings and Washington Gas—should be read to obtain an understanding of the Company’s operations and financial performance. Management’s Discussion also should be read in conjunction with the respective company’s Consolidated Financial Statements and the combined Notes to Consolidated Financial Statements thereto.

      The Glossary of Key Terms included in this Annual Report on Form 10-K defines certain terms used in this Management’s Discussion. Bold Italics indicate the first reference to a term defined in the Glossary of Key Terms.

      Unless otherwise noted, earnings per share amounts are presented herein on a diluted basis, and are based on weighted average common and common equivalent shares outstanding.

Management’s Discussion Table of Contents

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW

       Introduction

       WGL Holdings, through its wholly owned subsidiaries, sells and delivers natural gas and provides a variety of energy-related products and services to customers primarily in Washington, D.C. and the surrounding metropolitan areas in Maryland and Virginia. The Company’s core subsidiary, Washington Gas, is involved in the delivery and sale of natural gas that primarily is regulated by state regulatory commissions. Through the wholly owned, unregulated subsidiaries of Washington Gas Resources Corporation (Washington Gas Resources), the Company also offers energy-related products and services that are closely related to its core business. In response to changes in federal and state regulation, the Company has taken the initiative to offer competitively priced natural gas and electricity to customers through its unregulated retail energy-marketing subsidiary.

      WGL Holdings has three operating segments that are described below:

•	regulated utility;

•	retail energy-marketing; and

•	commercial heating, ventilating and air conditioning (HVAC) products and services.

      Transactions not specifically identifiable in one of the above three segments are accumulated and reported in the category “Other Activities.”

      Regulated Utility. With approximately 93 percent of the Company’s consolidated total assets, the regulated utility segment (represented by Washington Gas and Hampshire Gas Company (Hampshire)) delivers natural gas to retail customers in accordance with tariffs approved by the District of Columbia, Maryland and Virginia regulatory commissions that have jurisdiction over Washington Gas’ rates. These rates are intended to provide the regulated utility with an opportunity to earn a just and reasonable rate of return on the investment devoted to the delivery of natural gas to customers. Washington Gas also sells natural gas to customers who have not elected to purchase natural gas from unregulated third-party marketers. The regulated utility does not earn a profit or incur a loss when it sells the natural gas commodity because utility customers are charged for the natural gas commodity at the same cost the regulated utility incurs. At September 30, 2004, the regulated utility was selling and delivering the natural gas commodity to 82 percent of its customers. The remaining 18 percent of Washington Gas’ customers utilized the delivery services of Washington Gas for delivery of the natural gas commodity purchased from third-party marketers, one of which is a subsidiary of Washington Gas Resources. Factors critical to the success of the regulated utility include operating a safe, reliable natural gas distribution system, and recovering the costs and expenses of this business in the rates it charges to customers. These costs and expenses include a just and reasonable rate of return on invested capital as authorized by the regulatory commissions having jurisdiction over the regulated utility’s rates. Hampshire, a wholly owned subsidiary of WGL Holdings, operates an underground natural gas storage facility that is regulated by the Federal Energy Regulatory Commission (FERC). Washington Gas purchases all of the storage services of Hampshire and includes the cost of these services in the bills sent to its customers. Hampshire operates under a “pass-through” cost of service-based tariff approved by the FERC, and adjusts its billing rates to Washington Gas on a periodic basis to account for changes in its investment in utility plant and associated expenses.

      Retail Energy-Marketing. Washington Gas Energy Services, Inc. (WGEServices), a wholly owned subsidiary of Washington Gas Resources, competes with other unregulated third-party marketers by selling natural gas and electricity directly to residential, commercial and industrial customers, both inside and outside of the regulated utility’s traditional service territory. WGEServices does not own or operate any natural gas or electric generation, transmission or distribution assets. Rather, it sells natural gas and electricity with the objective of earning a profit, and these commodities are delivered to retail customers through the assets owned by regulated utilities such as Washington Gas or other unaffiliated natural gas or electric utilities. Factors critical to the success of the retail energy-marketing business are managing the market risk of the difference between the sales price committed to customers under sales contracts and the cost of natural gas and electricity needed to satisfy these sales commitments, managing credit risks associated with customers of and suppliers to this segment, and controlling the level of selling, general and administrative costs, most notably customer acquisition costs.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

      Commercial HVAC. Two wholly owned subsidiaries, American Combustion Industries, Inc. (ACI) and Washington Gas Energy Systems, Inc. (WGESystems), provide turnkey, design-build and renovation projects to the commercial and government markets. As a result of a restructuring agreement on September 20, 2002 and a final closing on October 15, 2002 between the Company and a 50-percent investor, the Company no longer has any investment in or any financial commitment to its former residential HVAC investment.

      The commercial HVAC operations focus on retrofitting a large number of aging commercial and government structures, primarily in the District of Columbia and portions of Maryland and Virginia. Factors critical to the success of the commercial HVAC business include generating adequate revenue from the government and private sectors in the new construction and retrofit markets, estimating and managing fixed-price contracts and controlling selling, general and administrative expenses.

      Refer to the “Business” section under Item 1 of this report for a further discussion of the Company’s regulated utility and unregulated businesses. For a further discussion of the Company’s financial performance by operating segment, refer to Note 16 of the Notes to Consolidated Financial Statements.

       Key Indicators of Financial Condition and Operating Performance

       Management believes that the following are key indicators for monitoring the Company’s financial condition and operating performance:

      Return on Average Common Equity. This measure is calculated by dividing net income (applicable to common stock) by average common shareholders’ equity. For the regulated utility, management compares the actual return on common equity with the return on common equity that is allowed to be earned by regulators and the return on equity that is necessary for the Company to compensate investors sufficiently and be able to continue to attract capital.

      Common Equity Ratio. This ratio is calculated by dividing total common shareholders’ equity by the sum of common shareholders’ equity, preferred stock and long-term debt (including current maturities). Maintaining this ratio in the mid-50 percent range affords the Company financial flexibility and access to long-term capital at relatively low costs. Refer to the “Liquidity and Capital Resources—General Factors Affecting Liquidity” section of Management’s Discussion for a discussion of the Company’s capital structure.

PRIMARY FACTORS AFFECTING WGL HOLDINGS AND WASHINGTON GAS

       The following is a summary discussion of the primary factors that affect the operations and/or financial performance of the regulated and unregulated businesses of WGL Holdings and Washington Gas. Refer to the “Business” section under Item 1 of this report for a more detailed discussion of these and other related factors that affect the operations and/or financial performance of WGL Holdings and Washington Gas.

       Weather Conditions

       The Company’s regulated utility operations are weather sensitive, with a significant portion of its revenues derived from the delivery of natural gas to residential and commercial heating customers during the winter season. Weather conditions directly influence the volume of natural gas delivered by the regulated utility. The regulated utility’s rates are determined on the basis of expected normal weather conditions. As such, deviations in weather from normal levels can affect the Company’s financial performance. Washington Gas does not have a ratemaking provision that allows for revenues to be adjusted for the difference between actual weather conditions in a particular year and the expected normal weather conditions that are used to establish rates. However, the regulated utility does have a weather insurance policy designed to protect against a portion of warmer-than-normal weather (refer to “Market Risk” included herein for a further discussion of this weather insurance policy).

      The financial results of the Company’s energy-marketing subsidiary, WGEServices, also are affected by deviations in weather from normal levels. Since WGEServices sells both natural gas and electricity, WGEServices’ financial results may fluctuate due to deviations in weather from fiscal year to fiscal year during the winter heating and summer cooling seasons.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

       Regulatory Environment

       Washington Gas is regulated by the Public Service Commission of the District of Columbia (PSC of DC), the Public Service Commission of Maryland (PSC of MD) and the State Corporation Commission of Virginia (SCC of VA). Hampshire is regulated by the FERC. These regulatory commissions set the rates in their respective jurisdictions that Washington Gas can charge customers for its rate-regulated services. Changes in these rates as ordered by regulatory commissions affect the Company’s financial performance.

      Washington Gas expects that regulatory commissions will continue to set the prices and terms for delivery service that give it an opportunity to earn a just and reasonable rate of return on the capital invested in its distribution system and to recover reasonable operating expenses.

       Gas Supply and Storage Capacity

       Natural Gas Supply and Capacity Requirements. Washington Gas is responsible for acquiring both sufficient natural gas supplies and interstate pipeline capacity to meet customer requirements. As such, Washington Gas must contract for reliable and adequate delivery capacity to its distribution system, while considering the dynamics of the interstate pipeline capacity market, its own on-system peaking facilities, as well as the characteristics of its customer base.

      Local distribution companies, such as Washington Gas, along with other participants in the energy industry have raised concerns regarding the gradual depletion in the availability of additional interstate pipeline capacity. Depleting pipeline capacity is a business issue that must be managed by Washington Gas, whose customer base has grown at an annual rate of two to three percent. This rate of growth is expected to continue. To help maintain the adequacy of pipeline capacity for its growing customer base, Washington Gas contracted with an interstate pipeline company to construct additional capacity for firm transportation and storage services to Washington Gas. This pipeline construction project was completed and placed in service for the 2004-2005 winter heating season. Washington Gas will continue to monitor other opportunities to acquire or participate in obtaining additional pipeline capacity that will improve or maintain the high level of service expected by its customer base.

      Washington Gas believes the combination of the natural gas supply it can purchase under short-term contracts, its existing and planned peaking supplies and the capacity held under contract on the interstate pipelines is sufficient to satisfy the needs of existing customers and allow for growth in future years. Washington Gas anticipates enhancing its peaking capacity through the construction of a liquefied natural gas peaking facility (refer to “Liquidity and Capital Resources— Capital Expenditures” for a further discussion of this matter).

      Rising Natural Gas Prices. Recently there have been significant increases in the price of natural gas; the price of natural gas remains volatile. Price increases have been driven by an increased demand for natural gas that is exceeding the growth in available supply each year. Washington Gas believes that there will be sufficient supplies of natural gas to fully meet current customers’ demand for natural gas and to grow its customer base in the future. Price increases, however, have resulted in significant increases in the cost of natural gas billed to customers that, if continued, could shift customers’ preference away from natural gas and towards other energy sources such as electricity. Price increases could also make it more difficult for customers to pay their bills and thereby could increase the regulated utility’s level of bad debt expense.

      Changes in Natural Gas Consumption. Natural gas supply requirements may be affected by changes in natural gas consumption by customers. Natural gas usage per customer may decline as customers change their consumption patterns in response to: (i) more volatile and higher natural gas prices, as discussed above, and (ii) customers’ replacement of older, less efficient gas appliances with more efficient appliances. In each jurisdiction in which Washington Gas operates, changes in customer usage profiles have been reflected in recent rate case proceedings where rates have been adjusted to reflect current customer usage. Changes in customer usage by existing customers that occur subsequent to these recent rate case proceedings will have the effect of reducing revenues, which is offset by the favorable effect of adding new customers.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

       Competitive Environment

       Competition with Other Energy Products. The regulated utility faces competition based on customers’ preference for natural gas compared to other energy products and the comparative prices of those products. The most significant product competition occurs between natural gas and electricity in the residential market. The residential market generates a significant portion of the regulated utility’s net income. In its service territory, Washington Gas continues to attract the majority of the new residential construction market. The Company believes that consumers’ continuing preference for natural gas allows Washington Gas to maintain a strong market presence.

      In the interruptible market, the regulated utility’s customers must be capable of using a fuel other than natural gas when demand peaks for the regulated utility’s firm customers. In the interruptible market, fuel oil is the prevalent energy alternative to natural gas. The regulated utility’s success in this market depends largely on the relationship between natural gas and oil prices. Since the supply of natural gas primarily is derived from domestic sources, the relationship between supply and demand generally has the greatest impact on natural gas prices. Since a large portion of oil comes from foreign sources, political events can have significant influences on oil supplies and, accordingly, oil prices. The anticipated introduction of non-domestic supplies of liquefied natural gas into the United States natural gas market may affect supply levels and have an impact on natural gas prices. To date, the effect of liquefied natural gas on supply levels has been minimal.

      Deregulation and Unbundling. In each of the jurisdictions served by the Company’s regulated utility, regulators and utilities have implemented customer choice programs. These programs provide customers with an opportunity to choose to purchase their natural gas and/or electric commodity from third-party marketers, rather than purchasing these commodities as part of a bundled service from the local utility. When customers choose to purchase their natural gas commodity from third-party marketers on an unbundled basis, there is no effect on the regulated utility’s net revenues or net income since Washington Gas charges its customers the cost of gas without any mark-up. However, these customer choice programs provide unregulated third-party marketers, such as WGEServices, with opportunities to profit from the sale of the natural gas commodity or electricity in competitive markets. It also enables customers to have competitive choices for natural gas and electricity. Successfully participating in this evolving marketplace also poses risks and challenges that must continue to be addressed in the Company’s current and future strategies.

      Currently, the regulated utility includes the cost of the natural gas commodity and interstate pipeline services in the purchased gas costs that it includes in firm customers’ rates, subject to regulatory review. The regulated utility’s jurisdictional tariffs contain gas cost mechanisms that allow it to recover the invoice cost of gas, including both the commodity cost of gas and the interstate pipeline services, applicable to firm customers. If Washington Gas were to determine that competition or changing regulation stemming from future unbundling or other initiatives would preclude it from recovering these costs in rates, these costs would be charged to expense without any corresponding revenue recovery. Depending upon the timing, the effect of such a charge on Washington Gas’ financial position and results of operations would likely be significant. In the event that a regulatory body disallows the recovery of such costs, these costs would be borne by shareholders.

      To manage this risk, Washington Gas has mechanisms in its customer choice programs that enable it to assign to participating third-party marketers 100 percent of the storage and peak winter capacity resources that were dedicated to serving bundled service customers when those customers elected a third-party marketer. Additionally, Washington Gas currently has mechanisms approved by each of its local commissions to assign certain percentages of transportation capacity resources. Washington Gas generally is renewing pipeline transportation and storage capacity contracts to meet its forecasts of increased customer gas requirements and to comply with regulatory mechanisms to provide for or make available such resources to marketers serving customers in the customer choice programs.

      Unregulated Retail Energy-Marketing. The Company’s unregulated subsidiary, WGEServices, competes with other third-party marketers to sell the unregulated natural gas commodity to customers. Marketers of the natural gas commodity compete largely on price, and gross margins are relatively small. WGEServices also competes with other third-party marketers to sell electric supply services to customers. As with natural gas, marketers of electric supply service compete largely on price, and gross margins are relatively small. WGEServices is exposed to market risks associated with its gas supply, as well as credit risks associated with both its gas and electric suppliers. See “Market Risk” and “Credit Risk” included herein for a further discussion of this risk exposure and WGEServices’ management of them.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

            Environmental Matters

       The Company and its subsidiaries are subject to federal, state and local laws and regulations related to environmental matters. These evolving laws and regulations may require expenditures over a long timeframe to control environmental effects. Washington Gas believes, at this time, that appropriate remediation has been or is being undertaken at all the relevant sites. Refer to Note 13 of the Notes to Consolidated Financial Statements for a further discussion of these matters.

            Industry Consolidation

       In recent years, the energy industry has seen a number of consolidations, combinations, disaggregations and strategic alliances. Consolidation will present combining entities with the challenges of remaining focused on the customer and integrating different organizations. Others in the energy industry are discontinuing operations in certain portions of the energy industry or divesting portions of their business and facilities.

      From time to time, the Company performs studies and, in some cases, holds discussions regarding utility and energy-related investments and strategic transactions with other companies. The ultimate effect on the Company of any such investments and transactions that may occur cannot be determined at this time.

            Economic Conditions and Interest Rates

       The Company and its subsidiaries operate in one of the fastest growing regions in the nation. The continued prosperity of this region, supported by a relatively low interest-rate environment for new housing, has allowed the Company’s regulated utility to expand its regulated delivery service customer base at a rate of growth well over twice the national industry average during the past five years. In addition, this economy has provided a robust market for the Company’s subsidiaries to market natural gas, electricity and other energy-related products and services. A downturn in the economy of the region in which the Company operates, or a significant increase in interest rates which cannot be predicted with accuracy, might adversely affect the Company’s ability to grow its regulated utility customer base and other businesses at the same rate they have grown in the past.

      The Company has been operating in a relatively low interest-rate environment in the recent past as it relates to short- and long-term debt financings. A rise in interest rates without the recognition of the higher cost of debt in the rates charged by the regulated utility to its customers would adversely affect future earnings. A rise in short-term interest rates would negatively affect the results of operations of the Company’s retail energy-marketing segment which depends on short-term debt to finance its accounts receivable and storage gas inventories.

            Inflation/Deflation

       From time to time, the Company’s regulated utility seeks approval for rate increases from regulatory commissions to help it manage the effects of inflation on its capital investment and returns. The most significant impact of inflation is on the regulated utility’s replacement cost of plant and equipment. While the regulatory commissions, having jurisdiction over the regulated utility’s retail rates, allow depreciation only on the basis of historical cost to be recovered in rates, the Company anticipates that its regulated utility should be allowed to recover the increased costs of its investment and earn a return thereon, after replacement of the facilities occurs.

      To the extent the Company’s regulated utility experiences a sustained deflationary economic environment, actual returns on invested capital could rise and exceed returns allowed by regulators in previous regulatory proceedings. If this were to occur, it could prompt the initiation of a regulatory review to reduce the revenue of the regulated utility.

            Labor Contracts, Including Labor and Benefit Costs

       The Company has five labor contracts with three labor unions. Teamsters Local Union No. 96 (Local 96), AFL-CIO, is a local union affiliated with the International Brotherhood of Teamsters. On June 1, 2004, Local 96 signed a new three-year labor contract with Washington Gas, replacing its previous labor contract that expired on May 31, 2004. The contract covers approximately 700 employees. The provisions of the new labor contract include general wage increases of 3.5 percent per year on June 2, 2004, June 1, 2005 and June 1, 2006. Additionally, the contract contains a

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

provision that Washington Gas will not lay off any full-time, Local 96-eligible employee who was employed by Washington Gas on the date of contract ratification. Increases in contributions by employees for medical and prescription drug benefit co-pays are also included in the labor contract.

      On July 30, 2004, Local 96, representing union-eligible employees in the Shenandoah Gas division, signed a three-year labor contract with Washington Gas. This contract covers 23 employees. The contract with the Office and Professional Employees International Union Local 2 is a three-year contract that began on April 1, 2003, and it currently covers approximately 340 members. Additionally, the Company has two three-year labor contracts with the International Brotherhood of Electrical Workers Local 1900 that together cover approximately 32 employees.

            Potential Changes in Accounting Principles

       The Company cannot predict the effect of potential future changes in accounting regulations or practices in general on its operating results and financial condition. New accounting standards could be issued by the Financial Accounting Standards Board (FASB) or the Securities and Exchange Commission (SEC) that could change the way the Company records and recognizes revenues, expenses, assets and liabilities. These changes in accounting standards could affect the Company’s reported earnings or increase its liabilities.

CRITICAL ACCOUNTING POLICIES

       Preparation of financial statements and related disclosures in compliance with Generally Accepted Accounting Principles in the United States of America (GAAP) requires the selection and the application of appropriate technical accounting rules to the relevant facts and circumstances of the Company’s operations, as well as the use of estimates by management to compile the consolidated financial statements. The application of these accounting policies involves judgment regarding estimates and projected outcomes of future events, including the likelihood of success of particular regulatory initiatives, the likelihood of realizing estimates for legal and environmental contingencies, and the probability of recovering costs and investments in both the regulated utility and non-utility operations.

      The Company has identified five critical accounting policies discussed below that require management’s judgment and estimation, where such estimates have a material effect on the consolidated financial statements.

            Accounting for Utility Revenue and Cost of Gas Recognition

       For regulated deliveries of natural gas, Washington Gas reads meters and bills customers on a cycle basis. It accrues revenues for gas that has been delivered but not yet billed at the end of an accounting period. Such revenues are recognized as unbilled revenues that are adjusted in subsequent periods when actual meter readings are taken.

      The regulated utility’s jurisdictional tariffs contain mechanisms that provide for the recovery of the invoice cost of gas applicable to firm customers. Under these mechanisms, the regulated utility periodically adjusts its firm customers’ rates to reflect increases and decreases in the invoice cost of gas. Annually, the regulated utility reconciles the difference between the total gas costs collected from firm customers and the invoice cost of gas. The regulated utility defers any excess or deficiency and either recovers it from, or refunds it to, customers over a subsequent twelve-month period.

            Accounting for Regulatory Operations— Regulatory Assets and Liabilities

       A significant portion of the Company’s business is subject to regulation. As the regulated utility industry continues to address competitive market issues, the cost-of-service regulation used to compensate the Company’s regulated utility for the cost of its regulated operations will continue to evolve. Non-traditional ratemaking initiatives and market-based pricing of products and services could have additional long-term financial implications for the Company. Management has relied on its projection of continued regulatory oversight of its operations in order to validate the carrying cost of the regulated utility’s investment in fixed assets.

      Washington Gas accounts for its regulated activities in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation, which results in differences in the application of GAAP between regulated and non-regulated businesses. SFAS No. 71 requires the recording of regulatory

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

assets and liabilities for certain transactions that would have been treated as revenue and expense in unregulated businesses. In certain circumstances, SFAS No. 71 allows entities whose rates are determined by third-party regulators to defer costs as “regulatory” assets on the balance sheet to the extent that the entity expects to recover these costs in future rates. Future regulatory changes or changes in the competitive environment could result in the Company and Washington Gas discontinuing the application of SFAS No. 71 for some of its businesses and require the write-off of the portion of any regulatory asset or liability that would be no longer probable of recovery or refund. In effect, the Company’s regulated utility could be required to write off certain regulatory assets that had been deferred on the Consolidated Balance Sheets in prior periods, and charge these costs to expense at the time it determines that the provisions of SFAS No. 71 no longer apply. If WGL Holdings or Washington Gas were required to discontinue the application of SFAS No. 71 for any of its operations, it would record an extraordinary non-cash charge to income for the net book value of its regulatory assets and liabilities. Other adjustments might also be required.

      Management believes that currently available facts support the continued application of SFAS No. 71 for the Company’s regulatory activities, and that all of its regulatory assets and liabilities as of September 30, 2004 and 2003 are recoverable or refundable through the regulatory environment.

            Accounting for Income Taxes

       The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, the Company recognizes deferred income taxes for all temporary differences between the financial statement and tax basis of assets and liabilities at currently enacted income tax rates.

      SFAS No. 109 also requires recognition of the additional deferred income tax assets and liabilities for temporary differences where regulators prohibit deferred income tax treatment for ratemaking purposes of the regulated utility. Regulatory assets or liabilities corresponding to such additional deferred tax assets or liabilities may be recorded to the extent the Company believes they will be recoverable from or payable to customers through the ratemaking process. Amounts applicable to income taxes due from and due to customers primarily represent differences between the book and tax basis of net utility plant in service. Any significant differences between management’s estimates and actual tax amounts could have a material impact on the Company’s operating results and financial condition.

            Accounting for Contingencies

       The Company recognizes contingent liabilities utilizing SFAS No. 5, Accounting for Contingencies. By their nature, the amount of the contingency and the timing of a contingent event are subject to management’s judgment of such events and management’s estimates of the amounts. Actual results related to contingencies may be difficult to predict and could differ significantly from the estimates included in reported earnings. In fiscal years 2004 and 2003, the Company was involved with regulatory contingencies with respect to pending rate cases in Virginia.

      Under the regulations of the SCC of VA, Washington Gas placed a proposed revenue increase into effect November 12, 2002, subject to refund pending the SCC of VA’s final decision on a rate case proceeding. Washington Gas’ financial results for fiscal year 2003 reflected the proposed revenue increase, along with a provision for rate refunds to customers based on the difference between the amount Washington Gas had collected in rates subject to refund during fiscal year 2003 and the estimated amount management expected to recover based on the final outcome of the rate case proceeding. On December 18, 2003, a Final Order was issued by the SCC of VA which approved an increase in rates that approximated the amount that management had estimated would be derived from this case. Refunds to customers, with interest, were made pursuant to the Final Order during the quarter ended March 31, 2004. The difference between the amount refunded to customers and the amount of the provision for rate refunds previously recorded by Washington Gas was not material. Accordingly, this refund had no material effect on earnings for the fiscal year ended September 30, 2004.

      On February 26, 2004, Washington Gas placed a proposed revenue increase into effect, subject to refund, pending the SCC of VA’s final decision on an expedited rate case proceeding. On September 27, 2004, the SCC of VA issued a Final Order requiring the Company to adjust its billing rates to Virginia customers to reflect the level of annual revenues approved pursuant to the December 18, 2003 Final Order of the SCC of VA. Refunds to customers, with interest, are being made in the December 2004 billing cycle for the amount of the proposed annual revenue increase

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

that had been collected since February 26, 2004. The Company’s financial results for the nine months ended June 30, 2004 reflected the proposed revenue increase, along with a provision for rate refunds to customers based on management’s judgment at that time. In response to the September 27, 2004 Final Order, Washington Gas increased its provision for rate refunds in the quarter ended September 30, 2004 to the full amount of revenues that had been collected subject to refund through September 30, 2004. The increased provision eliminated the revenue increase of $2.2 million (pre-tax) that was previously included in net income for the nine months ended June 30, 2004. After the additional provision for rate refunds was recorded in the quarter ended September 30, 2004, there was no effect on fiscal year 2004, nor will there be any effect on fiscal year 2005 earnings for the rates put into effect subject to refund in February 2004.

      In the December 18, 2003 Final Order, the SCC of VA further ordered that an annual earnings test be performed to determine if Washington Gas has earned in excess of its allowed rate of return on common equity for its Virginia operations. During fiscal year ended September 30, 2004, Washington Gas recorded additional depreciation expense of $1.0 million in connection with earnings tests performed. The amount recorded could change if the VA Staff differs with management’s calculations or methodology.

      For further discussion of these regulatory activities and related contingencies, see Note 14 of the Notes to Consolidated Financial Statements.

            Accounting for Derivative Instruments

       The Company enters into forward contracts and other related transactions for the purchase of natural gas. A majority of these contracts qualify as normal purchases and sales, and are exempt from the accounting requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Contracts that qualify as derivative instruments under SFAS No. 133 are recorded on the balance sheet at fair value. Changes in the fair value of derivative instruments subject to SFAS No. 71 are recorded as regulatory assets or liabilities, as discussed below, while changes in the fair value of derivative instruments not affected by rate regulation are reflected in income. Washington Gas also utilizes derivative instruments that are designed to minimize interest-rate risk associated with planned issuances of Medium-Term Notes (MTNs).

      Management’s judgment is required in determining the appropriate accounting treatment for Washington Gas’ derivative instruments. This judgment involves various factors, including management’s ability to: (i) designate contracts and other activities as derivative instruments subject to the accounting guidelines of SFAS No. 133, (ii) derive the estimated fair value of its derivative instruments from period to period based on prices available from external sources and internal modeling techniques and (iii) determine whether or not its derivative instruments are recoverable from or refundable to customers in future periods.

      Certain of the Company’s natural gas forward contracts subject to SFAS No. 133 are valued using models developed by the Company. These models reflect, when appropriate, derivative pricing theory, formulated market inputs and forward price projections beyond the period that prices are available from market data sources. The fair value derived for these contracts reflects management’s best estimate.

      As previously discussed, changes in the fair value of forward contracts and other related transactions that qualify as derivative instruments under SFAS No. 133 and subject to SFAS No. 71 are recorded as regulatory assets or liabilities since they relate to activities of the regulated utility whose costs are likely to be recovered from or refunded to customers in future periods. Accordingly, changes in their fair value are recorded as regulatory assets or liabilities. Should management determine that certain of its derivative instruments are not recoverable or refundable to customers, Washington Gas’ financial results may be subject to increased volatility from period to period due to potentially significant changes in the estimated fair value of derivative instruments that may occur and be recorded to either other comprehensive income (loss) or net income.

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

WGL HOLDINGS, INC.

     RESULTS OF OPERATIONS

            Summary Results

       WGL Holdings reported net income of $96.6 million, or $1.98 per share, for the fiscal year ended September 30, 2004, as compared to net income of $112.3 million, or $2.30 per share, and $39.1 million, or $0.80 per share, for the fiscal years ended September 30, 2003 and 2002, respectively. The Company earned returns of 11.6 percent, 14.2 percent and 5.0 percent, respectively, on average common equity during each of these three fiscal years.

      The operating results of the Company’s core regulated utility operations are the primary influence on overall consolidated operating results. Weather for fiscal year 2004, when measured by an industry standard called heating degree days, was 6.1 percent colder than normal, and was estimated to have improved net income in fiscal year 2004 in relation to normal weather by $10 million, or $0.20 per share. During fiscal year 2003, weather was 19.8 percent colder than normal, contributing an estimated $25 million, or $0.51 per share, to net income for that year. Earnings comparisons between the current and prior fiscal year also reflect continued customer growth and the impact of favorable rate decisions, which together increased net income by an estimated $0.22 per share. Earnings from the Company’s major non-utility operations improved slightly, with the Company’s retail energy-marketing segment increasing its net income over the prior fiscal year by $4.5 million to $8.3 million. This improvement was mostly offset by a $4.2 million increased net loss incurred by the Company’s commercial HVAC segment, in which its net loss increased from $1.2 million in fiscal year 2003 to $5.4 million in fiscal year 2004. Operating results for fiscal year 2004 also reflect increased utility operation and maintenance expenses and higher depreciation and amortization expense.

      Earnings comparisons between fiscal years 2004 and 2003 also reflect the following transactions related to the Company’s utility and non-utility segments. Fiscal year 2004 included: (i) an after-tax gain of $5.8 million, or $0.12 per share, from the sale of two buildings by a third party in a commercial development project in which the Company held a carried interest accounted for under the equity method (Maritime sale), (ii) the recognition of additional depreciation expense of $3.5 million (pre-tax), or $0.04 per share, which related to a prior period and was recorded in connection with a Virginia rate order, and (iii) a charge of $1.5 million, or $0.03 per share, for an impairment of goodwill related to the Company’s investment in its HVAC business. Fiscal year 2003 included: (i) an after-tax gain of $2.5 million, or $0.05 per share, from the sale of the Company’s former headquarters property, (ii) an after-tax gain of $926,000, or $0.02 per share, from the sale of a real estate partnership interest, (iii) a favorable income tax adjustment of $2.7 million, or $0.06 per share, and (iv) a reduction in income taxes of $2.1 million, or $0.04 per share, resulting from the utilization of capital loss carryforwards associated with the Company’s non-utility activities.

      Net income for fiscal year 2003 of $112.3 million, or $2.30 per share, more than doubled the Company’s net income reported for fiscal year 2002. The significant earnings improvement for fiscal year 2003 was attributable primarily to 37.7 percent colder weather as compared to fiscal year 2002, as well as customer growth, the favorable impact of new retail rates in Maryland and Virginia and a new rate design in the District of Columbia. The Company’s non-utility operations also contributed to the favorable earnings comparison for fiscal year 2003, primarily due to after-tax charges included in fiscal year 2002 totaling $18.0 million, or $0.37 per share, associated with the Company’s former co-investment in a residential HVAC business and a consumer finance business that is no longer making new loans. Additionally, fiscal year 2003 benefited from after-tax gains from asset sales and favorable tax adjustments, as mentioned above.

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

      The following table summarizes the Company’s net income (loss) by operating segment for fiscal years ended September 30, 2004, 2003 and 2002.

Net Income (Loss) by Operating Segment

	Years Ended September 30,

(In thousands)	2004	2003	2002

Regulated utility	$88,951	$109,036	$51,721
Non–utility operations:
Retail energy–marketing	8,280	3,745	4,967
HVAC:
Commercial	(5,396)	(1,184)	3,984
Residential— operating loss	–	–	(3,510)
Residential— impairment	–	–	(9,431)

Total major non–utility	2,884	2,561	(3,990)
Other, principally non–utility activities	4,802	745	(8,610)

Total non–utility	7,686	3,306	(12,600)

Net income	$96,637	$112,342	$39,121

            Regulated Utility Operating Results

       The Company’s utility operations are weather sensitive, with a significant portion of revenue coming from deliveries of natural gas to residential and commercial heating customers. For the fiscal year ended September 30, 2004, the regulated utility segment reported net income of $89.0 million, or $1.82 per share, compared to net income of $109.0 million, or $2.24 per share, for fiscal year 2003. This comparison reflects a decrease in total gas deliveries to firm customers of 74.6 million therms, or 5.4 percent, to 1.311 billion therms delivered during fiscal year 2004, primarily due to warmer weather in the current fiscal year than in fiscal year 2003, partially mitigated by increased customers. Weather was 11.6 percent warmer in the current fiscal year than in the prior fiscal year.

      Fiscal year 2004 earnings of the regulated utility segment benefited from the addition of 30,140 active customer meters, an increase of 3.1 percent. Further contributing to earnings for the current fiscal year was the impact of rate changes that were implemented in Maryland on November 6, 2003, in the District of Columbia on November 24, 2003, and the effect of approximately one and one-half months of the rate decision that became effective in Virginia in November 2002.

      As discussed earlier in “Critical Accounting Policies— Accounting for Contingencies,” a Virginia rate increase also went into effect on February 26, 2004, subject to refund, pending a final decision by the SCC of VA on an expedited rate case application that Washington Gas filed on January 27, 2004. The SCC of VA issued a Final Order on September 27, 2004 approving a proposed Stipulation filed by Washington Gas and other participants to resolve all issues related to the expedited rate case. The Stipulation resulted in no change to the level of revenues that the Company had previously been allowed to collect. A provision for rate refunds was recorded at September 30, 2004 equivalent to the revenues that the Company had collected in fiscal year 2004, subject to refund. Accordingly, there was no effect of this rate case on earnings in fiscal year 2004.

      Fiscal year 2004 earnings for the regulated utility segment also reflect $10.5 million of increased operation and maintenance expenses. The increase in these expenses reflects, among other things, an accrual of $2.4 million for operational expenses recorded in the current fiscal year for which the Company ultimately may be partially or fully reimbursed; the potential reimbursement was not accrued as a receivable as of September 30, 2004. Additionally, this increase reflects increased costs associated with employee benefits, employee severance, information technology improvements and other miscellaneous items. Partially offsetting these increases were lower uncollectible accounts expense, and $2.7 million of lower costs associated with post-retirement benefits other than pensions as a result of a law enacted in December 2003 that entitles the Company to a federal subsidy for sponsoring a retiree health care benefit plan with a prescription drug benefit that is at least actuarially equivalent to the benefit to be provided under

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Medicare. The effect of this subsidy was applied retroactively to January 1, 2004 in accordance with new accounting guidelines issued in May 2004 by the FASB (refer to Notes 1 and 11 of the Notes to Consolidated Financial Statements for a further discussion of the accounting for the Medicare subsidy). Further discussion of operation and maintenance expenses of the regulated utility is included herein under Management’s Discussion for Washington Gas.

      The regulated utility segment also incurred $8.0 million of higher depreciation and amortization expense for fiscal year 2004 when compared to 2003. This higher expense was attributable to increased plant investment, as well as the effect of the December 18, 2003 Final Order issued by the SCC of VA. In connection with the Final Order, the Company recorded additional depreciation expense of $3.5 million (pre-tax), or $0.04 per share, to implement higher depreciation rates applicable to the period from January 1, 2002 through November 11, 2002. Additionally, the Company recorded $1.0 million of additional depreciation expense in fiscal year 2004 related to the performance of earnings tests as required by the Final Order in Virginia (refer to Note 14 of the Notes to Consolidated Financial Statements for a further discussion of the Company’s regulatory activities and related contingencies).

      In fiscal year 2003, the regulated utility segment reported net income of $109.0 million, or $2.24 per share, an increase of $57.3 million, or $1.18 per share, over fiscal year 2002. This significant increase primarily reflects a 31.9 percent increase in total gas deliveries to firm customers that grew to 1.385 billion therms during fiscal year 2003 due to colder weather, as well as the addition of 20,631 active customer meters during the 2003 fiscal year. Weather for fiscal year 2003 was 37.7 percent colder than fiscal year 2002. Weather was 19.8 percent colder than normal in fiscal year 2003. This compared to 13.4 percent warmer-than-normal weather for fiscal year 2002 which reduced net income in that year by an estimated $19 million, or $0.39 per share (after considering an $8.7 million, or $0.18 per share, benefit derived from a weather insurance policy). Increased earnings for the utility segment in fiscal year 2003 also was attributable to new retail rates put into effect in Maryland on September 30, 2002 and in Virginia on November 12, 2002, as well as the impact of a new rate design in the District of Columbia that enabled a greater recovery of fixed charges in the summer months beginning in fiscal year 2003, despite an annual revenue reduction enacted by the PSC of DC that became effective in April 2003. Tempering these earnings improvements were $11.2 million of increased operation and maintenance expenses and $10.6 million of increased depreciation and amortization expense.

      Earnings comparisons for the utility segment for fiscal years 2004, 2003 and 2002 also were affected by an after-tax gain realized in fiscal year 2003 of $2.5 million, or $0.05 per share, as reflected in “Other income (expense)— net”, from the sale of the Company’s former headquarters property, and an adjustment to income taxes that improved net income in fiscal year 2003 by $2.7 million, or $0.06 per share. Fiscal year 2002 also included a loss of $1.7 million, or $0.04 per share, associated with a transaction with a bankrupt energy trader.

      Further discussion of the operating results of the regulated utility is included herein in the Management’s Discussion for Washington Gas.

            Non-Utility Operating Results

       The Company’s non-utility operations are comprised of two business segments: 1) retail energy-marketing and 2) commercial HVAC. Certain of the Company’s transactions are not significant enough to report as stand-alone business segments, and therefore are aggregated as “Other Activities” which are included as part of non-utility operations for purposes of segment reporting (refer to Note 16 of the Notes to Consolidated Financial Statements).

      Total net income for the Company’s non-utility operations for fiscal year 2004 was $7.7 million, or $0.16 per share, an improvement of $4.4 million, or $0.10 per share, over fiscal year 2003. Earnings for the current fiscal year were favorably affected by the realization in fiscal year 2004 of an after-tax gain of $5.8 million, or $0.12 per share, from the Maritime sale. In fiscal year 2003, the Company realized an after-tax gain of $926,000, or $0.02 per share, from the sale of a real estate partnership interest, and benefited from a favorable adjustment to income taxes of $2.1 million, or $0.04 per share, resulting from the utilization of capital loss carryforwards. With respect to the Company’s two non-utility business segments, the retail energy-marketing segment contributed $4.5 million, or $0.09 per share, to the year-over-year improvement in earnings from non-utility operations, offset by a $4.2 million, or $0.08 per share, increased net loss incurred by the commercial HVAC segment.

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

      Non-utility operations reported net income of $3.3 million, or $0.06 per share, for fiscal year ended September 30, 2003, as compared to a net loss of $12.6 million, or $0.26 per share, for fiscal year 2002. This significant improvement of $15.9 million, or $0.32 per share, was primarily attributable to after-tax charges totaling $18.0 million, or $0.37 per share, that were recorded in fiscal year 2002 for which there were not similar charges recorded in fiscal year 2003. These charges included a $3.5 million, or $0.07 per share, after-tax operating loss and a $9.4 million, or $0.19 per share, after-tax impairment provision associated with the Company’s former 50-percent equity investment in Primary Investors, a residential HVAC business. Additionally included in fiscal year 2002 was a $5.1 million, or $0.11 per share, after-tax loan loss provision associated with a consumer finance business, which has stopped accepting new loans.

      The following table depicts the composition of the changes in revenues for the non-utility business segments.

Composition of Non-Utility Revenue Changes

	Increase/(Decrease)
	Compared to Prior Year

(In millions)	2004	2003

Retail energy-marketing	$63.6	$130.4
Commercial HVAC	$(5.4)	$(26.4)

      Retail Energy-Marketing. The Company’s retail energy-marketing subsidiary, WGEServices, was established in 1997, and sells natural gas and electricity on an unregulated, competitive basis directly to residential, commercial and industrial customers.

      Revenues for this segment have grown over the past three years. Retail energy-marketing revenues were $789.9 million, $726.2 million, and $595.9 million for fiscal years 2004, 2003 and 2002, respectively. WGEServices’ gas sales volumes totaled 71.7 billion cubic feet (bcf) in fiscal year 2004, compared to 71.1 bcf and 61.0 bcf in fiscal years 2003 and 2002, respectively. The retail energy-marketing segment had approximately 150,800, 153,400 and 155,000 natural gas customers at September 30, 2004, 2003 and 2002, respectively. WGEServices sold 6.7 billion kilowatt hours (kwh) of electricity in fiscal year 2004, compared to 7.5 billion kwh and 6.5 billion kwh in fiscal years 2003 and 2002, respectively. Electricity was provided to approximately 44,500 customers at September 30, 2004, compared to 76,000 and 66,000 customers at September 30, 2003 and 2002, respectively.

      The retail energy-marketing segment reported record net income of $8.3 million, or $0.17 per share, for fiscal year 2004, more than double its net income for fiscal year 2003. This segment’s year-over-year improvement of $4.5 million, or $0.09 per share, reflects higher gross margins from the sale of natural gas, partially offset by lower gross margins from the sale of electricity. Natural gas sales volumes increased by less than one percent over fiscal year 2003, however gross margins per therm sold increased 52 percent. Gross margins from natural gas sales were reduced in fiscal year 2003 in comparison to fiscal year 2002 due to the colder-than-normal weather experienced during the 2002-2003 winter heating season that resulted in the need to make additional purchases of natural gas at higher prices in the spot market in order to meet commitments to customers. During fiscal year 2004, WGEServices earned higher-than-historical gross margins on its natural gas sales, reflecting additional business that was secured in the form of large government and commercial customers. Additionally, the current fiscal year reflects the full-scale operation of a regional liquefied natural gas importation facility that introduced large volumes of gas into the local market, putting downward pressure on WGEServices’ gas supply costs.

      Lower gross margins from electric sales for the current fiscal year resulted from an 11.8 percent decline in kilowatt-hours sold due to a reduction in the number of lower-margin residential customers served based on Company decisions not to renew certain contracts. Lower gross margins also reflect a reduction in commercial customers as competition for large commercial customers intensified and as rising energy prices encouraged some electric customers to return to below-market standard offer service provided by the incumbent electric utility. Looking ahead, in the near-term, future opportunities to add new electric customers may be limited. New Standard Offer Service (SOS) rates that went into effect in July 2004 for Maryland electric utilities are below current market prices. These electric utilities entered into contracts to supply their SOS customers with electricity in February 2004, prior to a large surge in fuel prices. In the long-term, however, SOS rates in Maryland, and soon in the District of Columbia, will be

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

reset to market rates through annual procurements, and thereby are expected to offer continuing opportunities to build the electric customer base.

      Given the higher-than-historical gross margins on natural gas sales earned in fiscal year 2004 that may not be repeated in fiscal year 2005, coupled with the uncertainties regarding the short-term outlook for electric sales, the Company does not foresee a continuation of the same level of profitability from the retail energy-marketing segment in fiscal year 2005 as was experienced in fiscal year 2004.

      Net income for the retail energy-marketing segment was $3.7 million for fiscal year 2003, or $0.08 per share, as compared to net income of $5.0 million, or $0.10 per share, for fiscal year 2002. The decline in fiscal year 2003 was largely caused by a rapid rise in natural gas prices that occurred in late February and early March of fiscal year 2003 that was more extreme than the planning parameters prescribed in the Company’s risk management policy. Consequently, the colder-than-normal weather experienced in fiscal year 2003 resulted in the need to make additional purchases of natural gas in the spot market at a cost above its retail selling price to meet its commitments to customers, thereby reducing gross margins. Gross margins from electricity sales increased due to a 16 percent increase in volumes sold, and a 29 percent higher gross margin per kilowatt-hour.

      Commercial HVAC . Two subsidiaries, ACI and WGESystems, offer large-scale HVAC installations and related services to commercial and government customers. These subsidiaries comprise the Company’s commercial HVAC segment.

      Revenues for the commercial HVAC segment were $30.1 million for fiscal year 2004, as compared to $35.5 million and $61.9 million for fiscal years 2003 and 2002, respectively. This comparison reflects the reduction in work performed on behalf of one major customer, the Federal Government, as well as an overall decrease in business activity. In fiscal year 2004, 2003 and 2002, the Company generated revenues of approximately 44 percent, 45 percent and 79 percent, respectively, from the Federal Government. For fiscal year 2004, this segment incurred a net loss of $5.4 million, or $0.11 per share, as compared to a net loss of $1.2 million, or $0.03 per share, in fiscal year 2003 and net income of $4.0 million, or $0.08 per share, in fiscal year 2002. These comparisons primarily reflect reduced revenues, lower gross margins and, in fiscal year 2004, the recognition of a charge of $1.5 million, or $0.03 per share, for the impairment of goodwill related to the Company’s investment in this business.

      Other Non-Utility Activities. As previously discussed, some of the Company’s transactions are not significant enough on a stand-alone basis to warrant treatment as a business segment. For purposes of segment reporting, these transactions are aggregated as “Other Activities” and included as part of non-utility operations (see Note 16 of the Notes to Consolidated Financial Statements).

      Results for other non-utility activities of the Company for fiscal year 2004 reflect a $4.1 million improvement in net income over fiscal year 2003, primarily due to the inclusion in the current fiscal year of the after-tax earnings of $5.8 million, or $0.12 per share, realized from the Maritime sale. In fiscal year 2003, the Company realized an after-tax gain of $926,000, or $0.02 per share, from the sale of a real estate partnership interest, and benefited from a favorable adjustment to income taxes of $2.1 million, or $0.04 per share, resulting from the utilization of capital loss carryforwards.

      Operating results from other non-utility activities for fiscal year 2003 improved $9.4 million, or $0.19 per share, over fiscal year 2002 due primarily to a $5.1 million, or $0.11 per share, loan loss provision recorded in fiscal year 2002 associated with a consumer finance business that has stopped accepting new loans. Favorably affecting fiscal year 2003 results were the after-tax gain of $926,000, or $0.02 per share from the sale of the real estate partnership, and the favorable tax adjustment of $2.1 million, or $0.04 per share.

            Other Income (Expenses)— Net

       Other income (expenses)— net improved by $2.4 million in fiscal year 2004 over fiscal year 2003. The improvement in income was attributable primarily to the after-tax earnings of $5.8 million realized in the current fiscal year from the Maritime sale, and increased interest income earned on higher short-term investment balances, partially offset by other charges. In fiscal year 2003, the Company realized after-tax gains of $2.5 million from the sale of its headquarters property and $926,000 from the sale of a real estate partnership interest.

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

      Other income (expense)— net improved by $450,000 in fiscal year 2003 over fiscal year 2002. This improvement was primarily the result of after-tax gains of $2.5 million and $926,000 realized from the real estate sales, as discussed above. The favorable comparison over fiscal year 2002 was also attributable to the inclusion in 2002 of $3.9 million of after-tax expenses related to uncollectible accounts, as well as an after-tax loss of $1.7 million associated with a transaction with a bankrupt energy trader. Substantially all of these improvements were offset by $8.7 million of after-tax benefits recorded in fiscal year 2002 for the proceeds from a weather insurance policy. There were no weather insurance proceeds recorded in fiscal years 2003 and 2004.

            Interest Expense

       Interest expense incurred by WGL Holdings and its subsidiaries of $44.1 million for the year ended September 30, 2004 decreased $2.2 million from fiscal year 2003, and increased $504,000 in fiscal year 2003 over 2002. MTNs, that comprise substantially all of the Company’s long-term debt, had a weighted average cost of 6.46 percent, 6.58 percent and 6.70 percent at September 30, 2004, 2003 and 2002, respectively. The following table shows the components of the changes in interest expense between years.

Composition of Interest Expense Changes

	Increase/(Decrease)
	Compared to Prior Year

(In millions)	2004	2003

Long-term debt	$(2.0)	$0.7
Short-term debt	0.3	(0.7)
Other (Includes AFUDC*)	(0.5)	0.5

Total	$(2.2)	$0.5

* Represents Allowance for Funds Used During Construction.

      The $2.2 million decrease in WGL Holdings’ interest expense for fiscal year 2004 is due primarily to reduced interest costs on long-term debt, reflecting a decrease in the average balance of long-term debt outstanding, coupled with a decrease in the weighted average cost of these borrowings.

      The increase in interest expense for fiscal year 2003 compared to 2002 primarily stems from increased interest costs on long-term debt due to an increase in the average balance of long-term debt outstanding, partially offset by a decrease in the weighted average cost of these borrowings. Reduced interest costs related to short-term borrowings for fiscal year 2003 when compared to 2002 reflects a decrease in the average balance outstanding, combined with a decrease in the weighted average cost of short-term debt.

     LIQUIDITY AND CAPITAL RESOURCES

            General Factors Affecting Liquidity

       It is important for the Company to have access to short-term debt markets to maintain satisfactory liquidity to operate its businesses on a near-term basis. Acquisition of natural gas, electricity, pipeline capacity, and the need to finance accounts receivable are the most significant short-term financing requirements of the Company. The need for long-term capital is driven primarily by capital expenditures and maturities of long-term debt.

      Significant swings can take place in the level of short-term debt required by the Company due primarily to changes in the price and volume of natural gas and electricity purchased to satisfy customer demand, and also due to seasonal cash collections on accounts receivable. Backup financing to the Company’s commercial paper program in the form of revolving credit agreements enables the Company to maintain access to short-term debt markets. The ability of the Company to obtain such financing depends on its credit ratings, which are greatly affected by the Company’s financial performance and the liquidity of financial markets. Also potentially affecting access to short-term debt capital is the nature of any restrictions that might be placed upon the Company such as ratings triggers or a requirement to provide creditors with additional credit support in the event of a determination of insufficient creditworthiness.

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

      The ability to procure sufficient levels of long-term capital at reasonable costs is determined by the level of the Company’s capital expenditure requirements, its financial performance, and the effect of these factors on its credit ratings and investment alternatives available to investors.

      The Company has a goal to maintain its common equity ratio in the mid-50 percent range of total consolidated capital. In addition, the Company typically reduces short-term debt balances in the spring because a significant portion of the Company’s current assets is converted into cash at the end of the winter heating season. Accomplishing these capital structure objectives and maintaining sufficient cash flow are necessary to maintain attractive credit ratings for the Company and Washington Gas, and to allow access to capital at reasonable costs. As of September 30, 2004, total consolidated capitalization, including current maturities of long-term debt and excluding notes payable, comprised 55.7 percent common equity, 1.8 percent preferred stock and 42.5 percent long-term debt. The cash flow requirements of the Company and the ability to provide satisfactory resources to satisfy those requirements are primarily influenced by the activities of Washington Gas and to a lesser extent the non-utility operations.

      The Company believes it has sufficient liquidity to satisfy its financial obligations. At September 30, 2004, the Company did not have any restrictions on its cash balances that would affect the payment of common or preferred stock dividends by WGL Holdings or Washington Gas.

            Short-Term Cash Requirements and Related Financing

       The regulated utility’s business is weather sensitive and seasonal, causing short-term cash requirements to vary significantly during the year. Over 75 percent of the total therms delivered in the regulated utility’s service area (excluding deliveries to two electric generation facilities) occur during the first and second fiscal quarters. Cash requirements peak in the fall and winter months when accounts receivable, accrued utility revenues and storage gas inventories are at their highest levels. After the winter heating season, many of these assets are converted into cash, which the Company generally uses to reduce and sometimes eliminate short-term debt and acquire storage gas for the next heating season.

      The Company’s retail energy-marketing subsidiary, WGEServices, has seasonal short-term cash requirements resulting from its need to purchase storage gas inventory in advance of the period in which the storage gas is sold. In addition, WGEServices must continually pay its suppliers of natural gas and electricity before it collects its accounts receivable balances resulting from these sales.

      Both the regulated utility and the retail energy-marketing segment maintain storage gas inventory. WGEServices maintains storage gas inventory that is assigned to it by natural gas utilities such as Washington Gas. Storage gas inventories represent gas purchased from producers and stored in facilities primarily owned by interstate pipelines. The regulated utility and retail energy-marketing subsidiary generally pay for storage gas between heating seasons and withdraw it during the heating season. Significant variations in storage gas balances between years are possible, and are usually caused by the price paid to producers and marketers, which is a function of short-term market fluctuations in gas costs. For the regulated utility, such costs become a component of the cost of gas recovered from customers when volumes are withdrawn from storage. In addition, the regulated utility is able to specifically earn and recover its pre-tax cost of capital related to the varying level of the storage gas inventory balance it carries in each of the three jurisdictions in which it operates.

      Variations in the timing of collections of gas costs under the regulated utility’s gas cost recovery mechanisms and the level of refunds from pipeline companies that will be returned to customers can significantly affect short-term cash requirements. At September 30, 2004, the regulated utility had a $3.7 million net over-collection of gas costs compared to a $3.8 million under-collection at September 30, 2003. The change from the prior year was primarily due to the collection of the balance at September 30, 2003 during fiscal year 2004, coupled with an excess of gas costs recovered from customers over gas costs paid to suppliers. Washington Gas reflects the amounts under-collected and over-collected in the captions “Gas costs due from customers” and “Gas costs due to customers,” respectively, in its Balance Sheets. Most of the current balance will be collected from, or returned to customers, in fiscal year 2005. At September 30, 2004 and 2003, refunds received from pipelines and to be returned to the regulated utility’s customers were not material.

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

      The Company and Washington Gas utilize short-term debt in the form of commercial paper or unsecured short-term bank loans to fund seasonal requirements. The Company’s policy is to maintain back-up bank credit facilities in an amount equal to or greater than its expected maximum commercial paper position. Effective April 28, 2004, Washington Gas and WGL Holdings entered into new credit agreements with a group of banks in the amount of $175 million each for Washington Gas and WGL Holdings. The credit facility for Washington Gas expires on April 28, 2009, and permits the regulated utility to request until April 28, 2005, and the banks to approve, an additional line of credit of $100 million above the original credit limit, for a maximum potential total of $275 million. The WGL Holdings’ credit facility expires on April 27, 2007, and permits the Company to request until April 28, 2005, and the banks to approve, an additional line of credit of $50 million above the original credit limit, for a maximum potential total of $225 million. As of September 30, 2004, there was no amount outstanding under either the Washington Gas or WGL Holdings credit facility.

      At September 30, 2004, the Company had outstanding notes payable through the issuance of commercial paper of $95.6 million as compared to $166.7 million outstanding at September 30, 2003. The decrease in notes payable was primarily attributable to improved operating cash flows generated by the Company’s regulated utility during the fiscal year ended September 30, 2004, which reduced the Company’s need for short-term borrowings to fund its working capital requirements.

            Long-Term Cash Requirements and Related Financing

       The Company’s long-term cash requirements primarily depend upon the level of capital expenditures, long-term debt maturity requirements and decisions to refinance long-term debt. The Company devotes the majority of its capital expenditures to adding new regulated utility customers in its existing service area. At September 30, 2004, Washington Gas was authorized to issue up to $213.0 million of long-term debt under a shelf registration that was declared effective by the SEC on April 24, 2003. On May 20, 2003, Washington Gas executed a Distribution Agreement with certain financial institutions for the issuance and sale of debt securities included in the shelf registration statement.

      In November 2003, Washington Gas paid $37.2 million plus accrued interest to redeem $36.0 million of 6.95 percent MTNs that were due in fiscal year 2024, and replaced this debt with $37.0 million of newly-issued, 4.88 percent MTNs due in fiscal year 2014. The effective cost of the new debt, after considering a gain associated with a derivative instrument entered into in connection with this debt, was 4.11 percent (refer to “Market Risk— Interest-Rate Risk” included herein).

            Security Ratings

       The table below reflects the current credit ratings for the outstanding debt instruments of WGL Holdings and Washington Gas. Changes in credit ratings may affect the Company’s cost of short-term and long-term debt and its access to the credit markets.

Credit Ratings for Outstanding Debt Instruments

	WGL Holdings		Washington Gas

	Unsecured		Unsecured
	Medium-Term Notes	Commercial	Medium-Term	Commercial
Rating Service	(Indicative)*	Paper	Notes	Paper

Fitch Ratings	A+	F1	AA-	F1+
Moody’s Investors Service	**	Not-Prime	A2	P-1
Standard & Poor’s Ratings Services	AA-	A-1	AA-	A-1

* Indicates the ratings that may be applicable if WGL Holdings were to issue unsecured medium-term notes.
** Unpublished.

      On June 4, 2004, Moody’s Investors Service (Moody’s) lowered the commercial paper rating of WGL Holdings from Prime-2 to Prime-3. On June 29, 2004, Moody’s lowered the commercial paper rating of WGL Holdings from Prime-3 to Not-Prime. Additionally on June 29, 2004, Moody’s affirmed the Prime-1 commercial paper rating and A2 long-term debt rating and stable outlook of Washington Gas. On July 1, 2004, Fitch Ratings affirmed its credit ratings of

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

WGL Holdings and Washington Gas, stating that the rating outlook for both companies is stable. On July 2, 2004, Standard & Poor’s Ratings Services (Standard & Poor’s) lowered its commercial paper ratings of WGL Holdings and Washington Gas from A-1+ to A-1. Standard & Poor’s affirmed its corporate credit ratings of WGL Holdings and Washington Gas at AA-, but revised its outlook on the long-term ratings from stable to negative.

      To date, these ratings actions have had a minimal impact on the Company. Although interest rates being charged to WGL Holdings for commercial paper rose since the ratings actions, there continues to be adequate demand for the Company’s commercial paper.

       Ratings Triggers and Certain Debt Covenants

       In the event the long-term debt of Washington Gas is downgraded below certain levels, WGL Holdings and Washington Gas would be required to pay higher facility fees on their revolving credit agreements. WGL Holdings and Washington Gas pay facility fees on their revolving credit agreements based on the long-term debt ratings of Washington Gas. There are five different levels of fees. WGL Holdings’ fees are always at the next highest fee level than the level at which Washington Gas pays its fees. If Washington Gas is at level one, the lowest fee level and a level that implies a credit rating for Washington Gas of at least Aa3 from Moody’s and AA- from Standard & Poor’s, Washington Gas pays eight basis points and WGL Holdings pays nine basis points. If Washington Gas is at level four, Washington Gas pays 12.5 basis points and WGL Holdings pays 15 basis points.

      Under the revolving credit agreements, the ratio of consolidated indebtedness to consolidated total capitalization can not exceed 0.65 to 1.0 (65.0 percent), and, for WGL Holdings, the ratio of earnings before interest and taxes to interest expense can not fall below 2.25 to 1.0 (2.25 times). Under the terms of the revolving credit agreements, WGL Holdings and Washington Gas are required to inform lenders of changes in corporate existence, financial conditions, litigation and environmental warranties that might have a material adverse effect. The failure to inform the lenders’ agent of changes in these areas deemed material in nature might constitute default under the agreement. A default, if not remedied, may lead to a suspension of further loans and/or acceleration in which obligations become immediately due and payable.

      Regarding certain of the regulated utility’s gas purchase and pipeline capacity agreements, if the long-term debt of Washington Gas is downgraded below BBB by Standard & Poor’s or below Baa2 by Moody’s, or Washington Gas is deemed by a counterparty not to be creditworthy, the counterparty may withhold service or deliveries, or may require additional credit support.

       Contractual Obligations, Off-Balance Sheet Arrangements and Other Commercial Commitments

       Contractual Obligations. WGL Holdings has certain contractual obligations that extend beyond fiscal year 2004. These commitments include long-term debt, lease obligations and unconditional purchase obligations for

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

pipeline capacity, transportation and storage services, and certain natural gas and electricity commodity commitments. The estimated obligations as of September 30, 2004 for future fiscal years are shown below.

Estimated Contractual Obligations and Commercial Commitments (Assumes Normal Weather)

	Years Ended September 30,

(In millions)	Total	2005	2006	2007	2008	2009	Thereafter

Pipeline and storage contracts(a)	$850.0	$136.8	$116.9	$105.0	$85.1	$60.6	$345.6
Medium-term notes(b)	634.1	60.5	50.0	85.0	45.1	75.0	318.5
Other long-term debt(b)	16.7	0.1	0.3	0.1	0.1	0.1	16.0
Interest expense(c)	311.2	39.3	34.5	30.6	26.0	22.7	158.1
Gas purchase commitments— Washington Gas(d)	254.5	215.3	39.2	–	–	–	–
Gas purchase commitments— WGEServices(e)	288.9	245.9	36.7	6.3	–	–	–
Electric purchase commitments(f)	131.6	108.7	22.9	–	–	–	–
Operating leases	49.6	4.1	4.2	4.2	4.2	3.8	29.1
Other long-term commitments(g)	24.7	5.6	5.5	5.4	5.4	1.4	1.4

Total	$2,561.3	$816.3	$310.2	$236.6	$165.9	$163.6	$868.7

(a)	Expected minimum payments under natural gas transportation and storage contracts based on current estimates of growth of the Washington Gas system, together with current expectations of the timing and extent of unbundling initiatives in the Washington Gas service territory. These contracts have expiration dates through fiscal year 2024.
(b)	Represents scheduled repayment of principal.
(c)	Represents the scheduled interest payments associated with MTNs and other long-term debt.
(d)	Includes short-term gas purchase commitments to purchase fixed volumes of natural gas under Washington Gas’ regulatory-approved hedging program, as well as long-term gas purchase commitments that contain fixed volume purchase requirements. Commitment amounts are estimated based on forecasted market prices for minimum purchases under these purchase commitments.
(e)	Represents commitments based on a combination of market prices at September 30, 2004 and fixed price contract commitments for natural gas delivered to various city gate stations, including the cost of transportation to that point, which is bundled in the purchase price.

(f)	Expected expenditures based on forecasted usage of its existing customer base. These commitments are pursuant to electric purchase contracts with wholesale energy marketers for full requirements service with no minimum commitments (see “Market Risk” for a further discussion of these contracts). Purchases will fluctuate based on customers’ actual usage.

(g)	Includes certain Information Technology service contracts. Also includes committed payments related to certain environmental response costs.

     The table above reflects fixed and variable obligations estimated on the basis of normal weather and average customer usage. These estimates reflect likely purchases under various contracts, and may differ from minimum future contractual commitments disclosed in Note 14 of the Notes to Consolidated Financial Statements.

      When a customer selects a third-party marketer to provide natural gas supply, Washington Gas generally assigns pipeline and storage capacity to third-party marketers to deliver natural gas to Washington Gas’ city gate. In order to provide the gas commodity to customers who do not select a third-party marketer, Washington Gas has a commodity acquisition plan to acquire the natural gas supply to serve the customer. In connection with this plan, Washington Gas utilizes an Asset Manager to acquire the necessary supply to serve these customers. Washington Gas’ commitment to the Asset Manager is to purchase gas supply through April 30, 2005 at a market price that is tied to various public indices for natural gas. The contract commitment is related to customer demand, there are no minimum bill commitments, and no amount is included in the table above for these contracts.

      For commitments related to the Company’s pension and post-retirement benefit plans, during fiscal year 2005, the Company does not expect to make any contributions to its qualified, trusteed, non-contributory defined benefit pension plan covering all active and vested former employees of Washington Gas. The Company expects to make payments totaling $1.3 million in fiscal year 2005 on behalf of participants in its non-funded Supplemental Executive Retirement Plan. The Company expects to contribute $34.0 million to its health and life insurance benefit plans during fiscal year 2005. For a further discussion of the Company’s pension and post-retirement benefit plans, refer to Note 11 of the Notes to Consolidated Financial Statements.

      Sales and Repurchases of Accounts Receivable. In fiscal year 2002, the Company stopped making new loans associated with its consumer financing operations. This operation was limited to servicing existing loans.

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Accordingly, the cash generated from the consumer financing operation was limited to collection of principal and interest for existing loans that reduced the balances in loan pools that previously were created for sale to commercial banks. Pursuant to the terms under which these loan pools were sold, the Company repurchased certain of these loans from the commercial banks totaling $3.2 million, $3.2 million and $11.3 million for fiscal years 2004, 2003 and 2002, respectively (refer to Note 14 of the Notes to Consolidated Financial Statements).

      Financial Guarantees. WGL Holdings has guaranteed payments for certain purchases of natural gas and electricity on behalf of the retail energy-marketing segment. At September 30, 2004, these guarantees totaled $218.9 million. Termination of these guarantees is coincident with the satisfaction of all obligations of WGEServices covered by the guarantees. WGL Holdings also had guarantees totaling $6.0 million at September 30, 2004 that were made on behalf of certain of its non-utility subsidiaries associated with their banking transactions. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations imposed by the guarantees upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations that had been created under the guarantees prior to the effective date of the cancellation.

      Construction Project Financing. In October 2000, Washington Gas contracted with the U.S. General Services Administration (GSA) to construct certain facilities at the GSA central plant in Washington, D.C. Payments to Washington Gas for this construction were to be made by the GSA over a 15-year period. In November 2000, Washington Gas and General Electric Capital Assurance Company (GEFA) entered into a long-term financing arrangement, whereby GEFA funded this construction project. As part of this financing arrangement, Washington Gas assigned to GEFA the 15-year stream of payments due from the GSA. The amount of this long-term financing arrangement, including change orders, origination fees and capitalized finance charges was $69.4 million. As the long-term financing from GEFA was funded, Washington Gas established a note receivable representing the GSA’s obligation to remit principal and interest. Upon completion and acceptance of phases of the construction project, Washington Gas accounts for the transfer of the financed asset as an extinguishment of long-term debt and removes both the note receivable and long-term financing from its financial statements. As of September 30, 2004, construction of these facilities was substantially complete. Work on the construction project that has not been completed or accepted by the GSA was valued at $15.6 million, which represents an obligation on Washington Gas’ Balance Sheet at September 30, 2004. At any time before the contract with the GSA is fully accepted, should there be a contract default, such as, among other things, non-payment by the GSA, GEFA may call on Washington Gas to fund the entire unpaid principal in exchange for which Washington Gas would receive the right to the stream of repayments from the GSA. Once final acceptance by the GSA is made, GEFA will have no recourse against the Company related to this long-term debt. As of September 30, 2004, the GSA had made all required payments under this long-term financing arrangement, and the remaining unpaid principal balance was $63.8 million.

       Cash Flows Provided By Operating Activities

       The primary drivers for the Company’s operating cash flows are cash payments received from gas customers, offset by payments made by the Company for gas costs, operation and maintenance expenses, taxes, and interest costs. Current interest expense reflects the favorable effect of relatively low short-term interest rates, a condition that could change rapidly.

      During the first six months of the Company’s fiscal year, the Company generates a large portion of its annual net income due to the significant volumes of natural gas that are delivered by the regulated utility during the winter heating season. Variations in the level of net income reported for the six-month period ended March 31 may be significant because of the variability of weather from one period in a year to the same period in a subsequent year. Generating large sales volumes during the six-month period ended March 31 increases accounts receivable from the level at September 30; likewise, accounts payable increases to pay providers of the natural gas commodity and pipeline capacity. Accounts payable for the natural gas commodity can also vary significantly from one period to the next because of the volatility in the price of natural gas. Since payments for natural gas and pipeline capacity need to be made to suppliers before accounts receivable are collected from customers, the Company increases its short-term debt financing between September 30 and March 31. Storage gas inventories, which usually peak by November 1, are largely drawn down in the six months ended March 31, and provide a source of cash as this asset is used to satisfy winter sales demand. Gas costs due from or to customers, as well as deferred purchased gas costs, which represent the

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

difference between gas costs that have been paid to suppliers in the past and what has been collected from customers for these gas costs, can also cause significant variations in cash flows from period to period.

      During the last six months of the Company’s fiscal year, after the winter heating season, the Company will generally report a seasonal net loss due to reduced demand for natural gas during this period. Additionally, many of the Company’s assets, which were increased during the heating season, are converted into cash. The Company generally uses this cash to reduce and sometimes eliminate short-term debt, and acquire storage gas for the next heating season.

      Net cash provided by operating activities totaled $242.6 million, $143.8 million, and $205.3 million for fiscal years 2004, 2003 and 2002, respectively. A description of certain material changes in cash flow from operating activities from September 30, 2003 to September 30, 2004 is listed below:

•	Storage gas inventory increased $53.0 million from September 30, 2003 due to higher natural gas costs and increased storage capacity to accommodate the requirements for the 2004-2005 winter heating season.

•	Accounts payable increased $40.7 million from September 30, 2003 largely to fund higher natural gas and electricity purchases. Higher natural gas purchases are due mostly to higher prices associated with storage injections.

      During fiscal year 2003, storage gas inventory rose $65.5 million from September 30, 2002, primarily due to a dramatic rise in the price of natural gas. During fiscal year 2002, cash flows provided by operating activities were impacted by a $56.1 million decrease in gas costs due from/to customers— net due to gas costs that were paid to suppliers but unrecovered from customers in fiscal year 2001, that subsequently were recovered from customers during fiscal year 2002. Additionally, fiscal year 2002 reflects a reduction of $36.7 million in storage gas inventory.

       Cash Flows Used in Financing Activities

       Cash flows used in financing activities totaled $132.6 million, $26.3 million and $17.3 million for fiscal years 2004, 2003 and 2002, respectively. During fiscal year 2004, a decrease in notes payable of $71.0 million was a primary use of cash. This decrease was primarily attributable to improved operating cash flows generated by the Company’s regulated utility during fiscal year 2004, which reduced the Company’s need for short-term borrowings to fund its working capital requirements. The decrease in notes payable was coupled with a common stock dividend payment of $62.7 million. Additionally during fiscal year 2004, the Company refinanced $36.0 million of long-term debt with the proceeds of a $37.0 million lower-cost, long-term debt issue (refer to “Liquidity and Capital Resources— Long-Term Cash Requirements and Related Financing” included herein).

      Cash flows used in financing activities during fiscal year 2003 reflect a $75.8 million increase in notes payable primarily to fund the Company’s increased working capital requirements. Additionally, the Company retired $41.9 million of long-term debt and paid a common stock dividend of $61.9 million. In fiscal year 2002, the Company issued $130.4 million of long-term debt, retired $42.9 million of long-term debt and paid common stock dividends totaling $61.4 million. Notes payable decreased $43.2 million during fiscal year 2002, primarily due to a decrease in the Company’s working capital requirements.

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

      The following table reflects the issuances and retirements of long-term debt that occurred during fiscal years 2004, 2003 and 2002 (also refer to Note 5 of the Notes to Consolidated Financial Statements).

Long-Term Debt Activity

	2004		2003		2002

(In millions)	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount

Medium-term notes
Issued	4.88%	$37.0	–	$–	5.17 – 6.05%	$107.0
Retired	6.95%	(36.0)	6.50 – 7.04%	(40.0)	6.90 – 7.56%	(42.6)
Project financing
Issued	6.75%	0.8	–	–	5.99 – 7.88%	23.3
Retired(a)	–	–	5.99 – 7.88%	(21.3)	7.22 – 7.88%	(9.7)
Other activity	–	(0.2)	–	(0.2)	–	(0.2)

Total		$1.6		$(61.5)		$77.8

(a)	Includes the non-cash extinguishment of project debt financing of $19.7 million and $9.7 million for fiscal years 2003 and 2002, respectively.

       Cash Flows Used In Investing Activities

       Net cash flows used in investing activities totaled $107.8 million, $115.6 million and $197.6 million during fiscal years 2004, 2003 and 2002, respectively. In fiscal year 2004, $112.8 million was utilized for capital expenditures made on behalf of the regulated utility. Additionally, cash proceeds of $6.4 million (pre-tax) were derived from the Maritime sale. In fiscal years 2003 and 2002, $128.5 million and $161.2 million, respectively, were utilized for capital expenditures made on behalf of the regulated utility. Additionally, fiscal year 2003 included cash proceeds of $16.0 million related to the sale of the Company’s former headquarters property and $5.3 million from the sale of an interest in a land development venture. Other investing activities for fiscal year 2002 included the investment in certain construction projects on behalf of the Company’s commercial HVAC business.

       Capital Expenditures

       The following table depicts the Company’s actual capital expenditures for fiscal years 2002, 2003 and 2004, and projected capital expenditures for fiscal years 2005 through 2009. The Company’s capital expenditure program includes investments to extend service to new areas, and to ensure safe, reliable and improved service. The decrease in capital expenditures in fiscal year 2004 from 2003 was primarily attributable to the fact that fiscal year 2003 included a greater number of expenditures related to information technology improvements that were necessary to improve operational efficiencies than were incurred in fiscal year 2004. The 2005 to 2009 projected period includes $328.5 million for continued growth to serve new customers and $177.8 million primarily for replacement and betterment of existing capacity. The projected period also reflects $164.4 million of other expenditures, which includes general plant, as well as the anticipated construction of a liquefied natural gas peaking facility, estimated to cost approximately $60 million, that will enhance the operational capacity of the entire natural gas distribution system. The Company believes that the combination of available internal and external sources of funds will be adequate to fund these capital expenditures.

Capital Expenditures

	Actual			Projected

(In millions)	2002	2003	2004	2005	2006	2007	2008	2009	Total

New business	$99.5	$70.2	$67.5	$68.8	$63.6	$66.0	$66.3	$63.8	$328.5
Replacements	41.5	27.1	24.9	35.2	33.9	34.8	35.6	38.3	177.8
Other	21.4	31.8	21.0	30.5	39.7	36.2	30.6	27.4	164.4

Total	$162.4	$129.1	$113.4	$134.5	$137.2	$137.0	$132.5	$129.5	$670.7

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

       CREDIT RISK

       Regulated Utility Operations

       Certain suppliers that sell gas to Washington Gas have either relatively low credit ratings or are not rated by major credit rating agencies. In the event of a supplier’s failure to deliver contracted volumes of gas, the regulated utility may need to replace those volumes at prevailing market prices, which may be higher than the original transaction prices, and pass these costs through to its sales customers under the purchased gas cost adjustment mechanisms (refer to “Market Risk— Price Risk Related to Regulated Utility Operations” included herein). To manage this supplier credit risk, Washington Gas screens suppliers’ creditworthiness and asks suppliers as necessary for financial assurances, including letters of credit, parental guarantees, and surety bonds to mitigate adverse price exposures that could occur if a supplier defaults.

       Retail Energy-Marketing Operations

       Natural Gas. Similar to the regulated utility, certain suppliers that sell gas to WGEServices have either relatively low credit ratings or are not rated by major credit rating agencies. Depending on the future ability of these suppliers to deliver natural gas under existing contracts, WGEServices could be financially exposed for the difference between the price at which WGEServices has contracted to buy natural gas, and the cost of any replacement natural gas that may need to be purchased. WGEServices has a wholesale supplier credit policy that is designed to mitigate wholesale credit risks through a requirement for credit enhancements. Per the terms of this policy, WGEServices has obtained credit enhancements from certain of its gas suppliers.

      Electricity. For a discussion of the credit risk associated with WGEServices’ electricity suppliers, refer to “Market Risk— Price Risk Related to Retail Energy-Marketing Operations” included herein.

       MARKET RISK

       The Company is exposed to various forms of market risk including commodity price risk, weather risk and interest-rate risk. The following discussion describes these risks and the Company’s management of them.

       Price Risk Related to Regulated Utility Operations

       Washington Gas actively manages its gas supply portfolio to balance its sales and delivery obligations. The regulated utility includes the cost of the natural gas commodity and pipeline services in the purchased gas costs that it includes in firm customers’ rates, subject to regulatory review. The regulated utility’s jurisdictional tariffs contain gas cost mechanisms that allow it to recover the invoice cost of gas applicable to firm customers.

      In order to mitigate commodity price risk for its firm customers, Washington Gas has specific regulatory approval in the District of Columbia, Maryland and Virginia to hedge transactions with option contracts for a limited portion of its natural gas purchases. Three types of hedge instruments were approved for the Company’s use: (i) forward gas purchases at a fixed price; (ii) purchases of call options that effectively cap the cost of gas and (iii) a combination of call options purchased and put options sold that limits gas price exposure within a narrow band. Additionally, the Company purchases gas under contracts that provide for volumetric variability. Certain of these contracts are required to be recorded at fair value (refer to Note 6 of the Notes to Consolidated Financial Statements for a discussion of the accounting for these derivative instruments). At September 30, 2004 and 2003, the Company recorded a payable on its balance sheet reflecting a fair value loss of $8.2 million and $3.3 million, respectively, related to its variable gas purchase contracts, with a corresponding amount recorded as a regulatory asset in accordance with regulatory accounting requirements for a recoverable cost in each jurisdiction.

      The regulated utility also mitigates price risk by injecting natural gas into storage during the summer months when prices are generally lower and less volatile, and withdraws that gas during the winter heating season when prices are generally higher and more volatile.

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

       Price Risk Related to Retail Energy-Marketing Operations

       The Company’s retail energy-marketing subsidiary, WGEServices, sells natural gas and electricity to retail customers at both fixed prices and indexed prices. The Company must manage daily and seasonal demand fluctuations for these products. The volume and price risks are evaluated and measured separately for natural gas and electricity.

      Natural Gas. WGEServices is exposed to market risk to the extent it does not closely match the timing and volume of natural gas it purchases with the related fixed price or indexed purchase commitments. WGEServices’ risk management policies and procedures are designed to minimize these risks. WGEServices also faces risk in that approximately 60 percent of its annual natural gas sales volumes are subject to variations in customer demand caused by fluctuations in weather. Purchases of natural gas to fulfill retail sales commitments are made generally under fixed-volume contracts that are based on normal weather assumptions. If there is a significant deviation from normal weather that causes purchase commitments to differ significantly from sales levels, WGEServices may be required to buy incremental natural gas or sell excess natural gas at prices that negatively impact gross margins. WGEServices also manages this volumetric risk by using storage gas inventory and peaking services offered to marketers by the regulated utilities that provide delivery service for WGEServices customers. WGEServices also manages price risk through the use of derivative instruments.

      At September 30, 2004 and 2003, all of WGEServices’ derivatives were valued at $719,000 and $188,000, respectively. For these derivatives, WGEServices recorded net gains of $892,000 and $221,000 for the fiscal years ended September 30, 2004 and 2003, respectively, and recorded a net loss of $323,000 for the fiscal year ended September 30, 2002.

      Electricity. For its electric business, WGEServices has significantly limited its volumetric and price risks by purchasing full requirements supply from wholesale electricity suppliers under master purchase and sale agreements. WGEServices’ principal supplier of electricity is Mirant Americas Energy Marketing L.P. (MAEM), an indirect wholly owned subsidiary of Mirant Corporation (Mirant). WGEServices purchases full requirements services from MAEM, including electric energy, capacity and certain ancillary services, for resale to retail electric customers. MAEM assumes the risk for any volume and price risks associated with sales made by WGEServices.

      On July 14, 2003, Mirant and substantially all of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. MAEM was included in these bankruptcy filings. Future performance by MAEM may be subject to further developments in the bankruptcy proceedings. The performance risk associated with the pre-bankruptcy petition MAEM contracts is mitigated through a Security and Escrow agreement entered into between WGEServices and MAEM prior to the bankruptcy filing. Under the Security and Escrow agreement, WGEServices has access to collateral that is intended to cover the difference between the current market price of electricity and the price at which WGEServices has contracted to buy electricity. In the opinion of counsel to the Company, WGEServices has the contractual right to draw on the escrow funds in the account (which totaled $3.0 million and $30.0 million as of September 30, 2004 and 2003, respectively) if the pre-bankruptcy petition contracts between WGEServices and MAEM are terminated. The amount of WGEServices’ exposure in the event of termination of these contracts between WGEServices and MAEM is estimated to be less than the amount of collateral included in the escrow account. This estimate of WGEServices’ exposure to contract termination is based upon acquiring supply, priced at forward electricity prices through the expiration of the existing sales contracts or until WGEServices exercises certain damage limitation provisions of its customers’ sales contracts. The actual exposure for WGEServices may differ from the estimate due to changes in timing of any contract termination, deviations from normal weather, changes in future market conditions, or other factors.

      Since the bankruptcy filing, MAEM has continued to honor its supply obligations to WGEServices. All obligations to WGEServices under the pre-bankruptcy petition MAEM contracts expire by the end of October 2005, with the majority of these obligations expiring by December 2004. In October 2003, WGEServices and MAEM signed a post-bankruptcy petition contract that enables WGEServices to renew expiring contracts with its current electric customers and to make purchases for new customers. These post-bankruptcy petition contracts include provisions that allow WGEServices to net payables to MAEM against any damages that might result from default on the part of MAEM, and allow WGEServices to request collateral under certain situations.

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

      WGEServices has made efforts to reduce its reliance on a single supplier. During fiscal year 2004, WGEServices entered into separate master purchase and sale agreements under which it purchases full requirements services from three new wholesale electricity suppliers. These new electric supplier contracts either have investment grade credit ratings or provide guarantees from companies with investment grade credit ratings. Electric suppliers other than MAEM accounted for less than ten percent of WGEServices’ electric purchases for fiscal year 2004.

      Value-At-Risk. WGEServices also measures the market risk of its energy commodity portfolio and employs risk control mechanisms to measure and determine mitigating steps related to market risk including the determination and review of value-at-risk. Value-at-risk is an estimate of the maximum loss that can be expected at some level of probability if a portfolio is held for a given time period. For the natural gas portfolio, based on a 95 percent confidence interval, WGEServices’ value-at-risk at September 30, 2004 was approximately $135,000 for a one-day holding period. WGEServices also calculates the value of its open position related to natural gas, which measures the amount of additional transactions that would be required to close the volumetric differential between its purchase and sales commitments. As of September 30, 2004, WGEServices would have had to increase its forward purchase commitments by approximately $4.2 million to close its open position.

       Weather Risk

       The Company is exposed to various forms of weather risk in both of its regulated utility and unregulated businesses. For the regulated utility, a large portion of the Company’s revenues is volume driven and its current rates are based upon an assumption of normal weather. Variations from normal weather will cause the Company’s earnings to increase or decrease, depending on the weather pattern. The financial results of the Company’s non-regulated energy-marketing business, WGEServices, are also affected by variations from normal weather in the winter relating to its gas sales, and in the summer relating to its electricity sales. The Company manages weather risk with a weather insurance policy for the regulated utility and a weather hedge for WGEServices, as discussed below.

      Weather Insurance. In October 2000, Washington Gas purchased a weather insurance policy in order to minimize the impact of warmer-than-normal weather on the Company’s financial results. The policy has a five-year term that ends September 30, 2005. During fiscal year 2005, the Company will evaluate the possibility of obtaining weather insurance when the current policy expires.

      The policy covers a portion of Washington Gas’ estimated net revenue exposure to variations in heating degree days (HDDs). The insurance policy defines a heating degree day as the greater of (i) 65 degrees Fahrenheit less the average of the daily high and daily low temperatures in degrees Fahrenheit as measured at Washington Reagan National Airport, or (ii) zero. For insurance policy purposes, neither average temperatures nor HDDs are rounded.

      Income is provided in the amount of $32,000 for each such HDD below 3,815 per fiscal year up to a maximum of 515 HDDs, subject to certain limitations. Over the five-year term of the policy, Washington Gas cannot be paid for more than 1,295 HDDs. For fiscal year 2005, the fifth and last year of the policy, the full coverage of 515 HDDs is available. Additionally, the policy provides for a one-time payment to Washington Gas at the end of the policy term if, over its five-year term, HDDs average less than 4,000 per year. The maximum remaining one-time payment Washington Gas may receive is an additional $928,000 (pre-tax). Other than the cost of the insurance, Washington Gas pays nothing if weather is colder than normal. No payments were received in connection with fiscal years 2004 or 2003 due to the colder-than-normal weather. During fiscal year 2002, weather was 13.4 percent warmer than normal, resulting in 462 HDDs that were covered by the policy. As a result, Washington Gas recorded pre-tax income in fiscal year 2002 due to its receipt of a pre-tax payment of $14.8 million ($8.7 million after income taxes) in October 2002, which offset about 30 percent of the estimated financial effect of the year’s warmer-than-normal weather. The policy’s pre-tax annual cost was $4.25 million for fiscal years 2004, 2003 and 2002, and will continue at this level for fiscal year 2005. No portion of the cost or benefit of this policy is considered in the regulatory process. A further description of the accounting for weather insurance may be found in Note 1 of the Notes to Consolidated Financial Statements.

      When Washington Gas reports HDDs, it computes HDDs using a method different from that used for insurance policy purposes. Washington Gas’ method rounds the average of the high and low temperatures to the nearest whole degree prior to subtracting that average from 65 degrees. As a result, for each fiscal year in the five-year policy period, the number of HDDs computed for insurance purposes will almost certainly be greater than the number of HDDs reported by Washington Gas. Therefore, the insurance policy computation will indicate colder weather than

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Washington Gas’ computation, and the annual benefit received will be lower than might be expected if Washington Gas’ measure of HDDs were used. For example, the fiscal year 2004 HDD total for insurance purposes was 4,083, but was 4,024 under Washington Gas’ method.

      HDD Hedge. WGEServices utilizes HDD hedges to manage its risk for natural gas customers who participate in a program that allows them to pay a fixed amount for their gas requirements regardless of the amount of gas consumed. These hedges cover a portion of WGEServices’ estimated net revenue exposure to variations in HDDs. For fiscal year 2004, the Company recorded, net of premium costs, a net loss of $114,000 related to these hedges, and a net gain of $372,000 for fiscal year 2003. No such gain or loss was recorded in fiscal year 2002.

       Interest-Rate Risk

       The Company and Washington Gas are exposed to interest-rate risk associated with its debt financing costs. Management of this risk is discussed below.

      Long-Term Debt. At September 30, 2004, the regulated utility had fixed-rate MTNs and other long-term debt aggregating $590.2 million in principal amount, excluding current maturities and unamortized discounts, and having a fair value of $646.6 million. Fair value is defined as the present value of the debt securities’ future cash flows discounted at interest rates that reflect market conditions as of September 30, 2004. While these are fixed-rate instruments and, therefore, do not expose the Company to the risk of earnings loss due to changes in market interest rates, they are subject to changes in fair value as market interest rates change. A total of $183.5 million, or approximately 32.0 percent, of the regulated utility’s outstanding MTNs, excluding current maturities, have put or call options, or a combination of both, allowing either Washington Gas or the holder of the debt to mitigate this market risk through the early redemption of those debt instruments.

      Using sensitivity analyses to measure this market risk exposure, the regulated utility estimates that the fair value of its long-term debt would increase by approximately $18.1 million if interest rates were to decline by ten percent. The Company also estimates that the fair value of its long-term debt would decrease by approximately $17.0 million if interest rates were to increase by ten percent. In general, such an increase or decrease in fair value would impact earnings and cash flows only if the Company were to reacquire all or a portion of these instruments in the open market prior to their maturity.

      Derivative Instruments. Washington Gas utilizes derivative financial instruments from time to time in order to minimize its exposure to interest-rate risk. In June 2003, Washington Gas entered into two forward-starting swaps with an aggregate notional principal amount of $62.0 million to mitigate a substantial portion of interest-rate risk associated with anticipated future debt transactions. These swaps were designated as cash flow hedges and were carried at fair value.

      In November 2003, Washington Gas terminated $37.0 million of the total $62.0 million aggregate notional principal amount of the forward-starting swaps concurrent with the November issuance of $37.0 million of MTNs as discussed previously in “Liquidity and Capital Resources” included herein. Washington Gas received $2.6 million associated with the settlement of this hedge agreement. In December 2003, Washington Gas terminated the remaining $25.0 million aggregate notional principal of the forward-starting swaps, and received $1.2 million associated with the settlement of this hedge agreement.

      In September 2004, Washington Gas entered into two forward-starting swaps with an aggregate notional principal amount of $60.5 million. These swaps are intended to mitigate a substantial portion of interest-rate risk associated with anticipated future debt transactions, and are scheduled to terminate in fiscal year 2005 concurrent with the execution of debt transactions planned for that year. These swaps were designated as cash flow hedges in accordance with SFAS No. 133, as amended, and are carried at fair value. At September 30, 2004, these swaps had a fair value loss totaling $475,000.

      Refer to Note 6 of the Notes to Consolidated Financial Statements for a further discussion of the accounting for these transactions.

Washington Gas Light Company

Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

WASHINGTON GAS LIGHT COMPANY

       This section of Management’s Discussion focuses on the financial position and results of operations of Washington Gas for the reported periods. In many cases, explanations for the changes in financial position and results of operations for both WGL Holdings and Washington Gas are substantially the same.

       RESULTS OF OPERATIONS

       Summary Results

       Washington Gas’ net income applicable to its common stock was $95.3 million, $109.6 million and $47.4 million for the fiscal years ended September 30, 2004, 2003 and 2002, respectively.

      The following table provides the key factors contributing to the changes in utility net revenues between years.

Composition of Utility Net Revenue Changes

	Increase/(Decrease)
(In millions)	From Prior Year

	2004	2003

Gas delivered to firm customers
Volumetric effect:
Weather	$(31.5)	$90.3
Customer growth	12.7	5.3
Impact of rate cases(a)	5.7	21.3
Gas delivered to interruptible customers	2.7	2.0
Other(a)	(4.7)	6.7

Total	$(15.1)	$125.6

(a)	For fiscal year 2004, “Impact of rate cases” includes a $4.7 million benefit of an accounting tracker granted by the PSC of DC related to pension and other post-employment benefit expenses, and “Other” excludes this benefit.

       Utility Net Revenues

       Net revenues for Washington Gas were $549.0 million for fiscal year 2004 compared to $564.0 million for fiscal year 2003. Net revenues were affected primarily by weather, which was 11.6 percent warmer in fiscal year 2004 than in fiscal year 2003. Favorably contributing to net revenues for fiscal year 2004 was the addition of 30,140 active customer meters, or 3.1 percent, which increased net revenues by $12.7 million in the current fiscal year. Net revenues for fiscal year 2004 also benefited by $5.7 million from the impact of rate changes that were implemented in Maryland on November 6, 2003, the District of Columbia on November 24, 2003, and the effect of approximately one and one-half months of the rate decision that became effective in Virginia in November 2002.

      Included as part of the November 24, 2003 rate increase in the District of Columbia was a reduction in rates for the effect of post-employment benefit costs that had been previously deferred on the balance sheet as a regulatory liability. During fiscal year 2004, Washington Gas refunded over-collections of these costs to its District of Columbia customers, thereby resulting in a lowering of base rates by the PSC of DC for the effect of these over-collections. The effect of this reduction in annual revenues results in an accounting adjustment that reduces both the regulatory liability on the balance sheet and operation and maintenance expenses on the statement of income. Accordingly, the regulatory deferral mechanism (or “tracker”) results in no affect on net income as the lower rates reflected in revenues are offset by lower operation and maintenance expenses. For fiscal year 2004, Washington Gas’ net income reflects a $4.7 million reduction in both its net revenues and operation and maintenance expenses related to this tracker in accordance with the Final Order by the PSC of DC. For purposes of the table presented above, the $4.7 million has been included in “Impact of rate cases” and deducted from “Other” for fiscal year 2004.

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

      Utility net revenues of $564.0 million for fiscal year 2003 represented an increase of $125.6 million, or 28.6 percent, over fiscal year 2002. This increase was attributable primarily to 37.7 percent colder weather in fiscal year 2003 than in fiscal year 2002, along with customer growth. Higher retail rates in Maryland and Virginia, as well as new rates and a new rate design in the District of Columbia, contributed an additional $21.3 million to the increase in net revenues for fiscal year 2003.

      Revenue taxes comprised principally of gross receipts taxes, increased by $9.6 million and $12.9 million in fiscal years 2004 and 2003, respectively. Changes in revenue taxes primarily are impacted by changes in the volume of gas sold and delivered. Although volumes decreased in fiscal year 2004, tax rates charged in Maryland and the District of Columbia increased significantly in fiscal year 2004. The increase in these taxes for fiscal year 2003 compared to fiscal year 2002 was driven primarily by increased volumes. The regulated utility is allowed recovery of these amounts from its customers and therefore these fees do not affect total net revenues.

Gas Deliveries, Weather and Meter Statistics

	Years Ended September 30,

	2004	2003	2002

Gas Sales and Deliveries (thousands of therms)
Firm
Gas Sold and Delivered	856,135	888,437	703,160
Gas Delivered for Others	454,549	496,889	346,910

Total Firm	1,310,684	1,385,326	1,050,070

Interruptible
Gas Sold and Delivered	7,626	12,163	10,646
Gas Delivered for Others	268,483	257,799	277,367

Total Interruptible	276,109	269,962	288,013

Electric Generation—Delivered for Others	41,052	67,245	169,210

Total Deliveries	1,627,845	1,722,533	1,507,293

Degree Days
Actual	4,024	4,550	3,304
Normal	3,792	3,799	3,814
Percent Colder (Warmer) than Normal	6.1%	19.8%	(13.4)%
Active Customer Meters (end of period)	990,062	959,922	939,291
New Customer Meters Added	29,438	26,167	31,205

      Gas Service to Firm Customers. The level of gas delivered to firm customers is highly sensitive to weather variability as a large portion of the natural gas delivered by Washington Gas is used for space heating. The regulated utility’s rates are based on normal weather, and none of the tariffs for the jurisdictions in which it operates has a weather normalization provision. Nonetheless, declining block rates in the regulated utility’s Maryland and Virginia jurisdictions, and the existence of a fixed demand charge in all jurisdictions to collect a portion of revenues, reduce the effect that variations from normal weather have on net revenues.

      During the fiscal year ended September 30, 2004, firm therm deliveries decreased 5.4 percent from fiscal year 2003 to 1.311 billion therms. This decrease primarily reflects 11.6 percent warmer weather during fiscal year 2004 when compared to fiscal year 2003, partially offset by a 3.1 percent increase in active customer meters being served. Weather for fiscal year 2004 was 6.1 percent colder than normal, as compared to 19.8 percent colder than normal for the prior fiscal year. In fiscal year 2003, firm therm deliveries increased 31.9 percent over fiscal year 2002 due to 37.7 percent colder weather in fiscal year 2003 than in fiscal year 2002, coupled with an increase in active customer meters.

      Many customers choose to buy the natural gas commodity from third-party marketers, rather than purchase the natural gas commodity and delivery service from Washington Gas on a “bundled” basis. Gas delivered to firm

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

customers but purchased from third-party marketers represented 34.7 percent of total firm therms delivered during fiscal year 2004, compared to 35.9 percent and 33.0 percent delivered during fiscal years 2003 and 2002, respectively. On a per unit basis, Washington Gas earns the same net revenues from delivering gas for others as it earns from bundled gas sales in which customers purchase both the natural gas commodity and the associated delivery service from Washington Gas. Therefore, the regulated utility does not experience any loss in net revenues when customers choose to purchase the natural gas commodity from a third-party marketer.

      Gas Service to Interruptible Customers. Washington Gas must curtail or interrupt service to this class of customer when the demand by firm customers exceeds specified levels. Therm deliveries to interruptible customers increased 2.3 percent in fiscal year 2004 over fiscal year 2003. This is attributable to an increase of 10.7 million therms in interruptible deliveries for others, reflecting a reduction in the curtailment of interruptible service due to warmer weather in fiscal year 2004 compared to fiscal year 2003. This increase was partially offset by a reduction in interruptible gas sold and delivered of 4.5 million therms. Deliveries to interruptible customers during fiscal year 2003 decreased by 18.1 million therms, or 6.3 percent, from fiscal year 2002 primarily due to customers’ use of alternative fuels or conversion to firm deliveries as a result of higher natural gas prices.

      The effect on net income of changes in delivered volumes and prices to the interruptible class is limited by margin-sharing arrangements that are included in Washington Gas’ rate designs. Under these arrangements, except as noted below as it relates to Virginia operations, Washington Gas shares a majority of the margins earned on interruptible gas sales and deliveries to firm customers after a gross margin threshold is reached. A portion of the fixed costs for servicing interruptible customers is collected through the firm customer’s class in rate design. In the Virginia jurisdiction, Washington Gas shares only margins on interruptible gas sales to firm customers; interruptible delivery service rates are based on the cost of service, and Washington Gas retains all revenues from interruptible delivery service.

      Gas Service for Electric Generation. Washington Gas sells and/or delivers natural gas for use at two electric generation facilities in Maryland that are each owned by companies independent of WGL Holdings. During fiscal year 2004, deliveries to these customers decreased 39.0 percent to 41.1 million therms, reflecting the use by these customers of alternative fuels primarily due to higher natural gas prices. During fiscal year 2003, these deliveries decreased 60.3 percent to 67.2 million therms compared to fiscal year 2002. Washington Gas shares a significant majority of the margins earned from gas deliveries to these customers with firm customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not materially affect either net revenues or net income.

            Cost of Gas

       The regulated utility’s cost of natural gas includes both fixed and variable components. The regulated utility pays fixed costs or “demand charges” to pipeline companies for system capacity needed to transport and store natural gas. The regulated utility pays variable costs, or the cost of the natural gas commodity itself, to natural gas producers. Variations in the utility’s cost of gas expense result from changes in gas sales volumes, the price of the gas purchased and the level of gas costs collected through the operation of firm gas cost recovery mechanisms. Under these regulated recovery mechanisms, the regulated utility records cost of gas expense equal to the cost of gas recovered from customers and included in revenues. The difference between the firm gas costs paid and the gas costs recovered from customers is deferred on the balance sheet as an amount to be collected from or refunded to customers in future periods. Therefore, increases or decreases in the cost of gas associated with sales made to firm customers have no direct effect on net revenues and net income. Revenues can vary widely on an annual basis because of changes in the cost of gas, but such variations will not have any impact on net revenues or net income. Changes in the cost of gas can cause significant variations in the utility’s cash provided by or used in operating activities. The regulated utility receives from or pays to its customers in the District of Columbia and Virginia, at short-term interest rates, carrying costs associated with under- or over-collected gas costs recovered from its customers.

      The commodity costs of gas invoiced to the utility (excluding the cost and related volumes applicable to sales made outside of the utility’s service territory, referred to as off-system sales) were 61.17¢, 55.75¢ and 34.27¢ per therm for fiscal years 2004, 2003 and 2002, respectively. The higher gas costs in fiscal year 2004 and 2003 reflect higher commodity gas prices associated with greater demand due to colder-than-normal weather during these years and the increased price volatility in the wholesale market, as discussed above.

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

            Utility Operating Expenses

       Operation and Maintenance Expenses. Operation and maintenance expenses increased $10.8 million, or 5.0 percent, from fiscal year 2003 to fiscal year 2004, and increased $10.8 million, or 5.2 percent, from fiscal year 2002 to fiscal year 2003.

      The following table summarizes the major factors that contributed to the changes in operation and maintenance expenses.

Composition of Operation and Maintenance Expense Changes

	Increase/(Decrease)
	Compared to Prior Year

(In millions)	2004	2003

Labor and incentive plans	$(0.9)	$8.8
Employee severance costs	2.4	0.4
Employee benefits, excluding the Medicare subsidy	3.0	8.7
Medicare subsidy	(2.7)	–
Uncollectible accounts	(1.6)	2.0
Other non-labor operating expenses	10.6	(9.1)

Total	$10.8	$10.8

      Expenses related to labor and incentive plans decreased by $900,000 in fiscal year 2004 primarily due to eight percent fewer employees. The $2.4 million increase in employee severance costs during the current fiscal year reflects operational efficiencies at the utility. Labor-related expenses increased $8.8 million in fiscal year 2003 primarily due to base pay increases and increased incentive pay accruals related to performance-based incentive awards, partially offset by fewer employees.

      The $3.0 million increase in employee benefits expenses for fiscal year 2004 was largely due to an increase in the cost of group insurance. The increase in these costs for fiscal year 2003 primarily was due to weaker financial performance related to the Company’s pension plan, and decreasing interest rates which caused an increase in the discounted liabilities associated with plan benefits.

      During fiscal year 2004, the Company recorded lower costs associated with post-retirement benefits other than pensions of $2.7 million associated with the Medicare subsidy. This subsidy resulted from a law enacted in December 2003 that entitles the Company to a federal subsidy for sponsoring a retiree health care benefit plan with a prescription drug benefit that is at least actuarially equivalent to the benefit to be provided under Medicare.

      The $1.6 million decrease in the provision for uncollectible accounts for fiscal year 2004 was primarily driven by improved collection efforts by the regulated utility, as well as warmer weather compared to fiscal year 2003. The $2.0 million increase in fiscal year 2003 was driven by higher natural gas costs and significantly colder weather in fiscal year 2003 than the prior fiscal year.

      Other non-labor operating expenses for fiscal year 2004 increased $10.6 million over fiscal year 2003. This increase included an accrual of $2.4 million for operational expenses recorded in the current fiscal year for which the Company ultimately may be partially or fully reimbursed; the potential reimbursement was not accrued as a receivable as of September 30, 2004. Additionally, this increase reflects $2.0 million associated with information technology improvements, $700,000 for implementing the provisions of the Sarbanes-Oxley Act and increases for other miscellaneous items. The $9.1 million decrease in fiscal year 2003 from fiscal year 2002 was primarily attributable to a decrease in professional services and billing-related costs that resulted from the implementation of various operational enhancements during fiscal year 2003. These cost reductions were slightly offset by higher costs of public liability insurance.

      Depreciation and Amortization. Depreciation and amortization expense for fiscal year 2004 rose to $90.8 million, an increase of $7.9 million, or 9.6 percent, over fiscal year 2003. This increase reflects increased plant investment to meet continuing customer growth, as well as the effect of a December 18, 2003 Final Order issued by

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

the SCC of VA. In connection with the Final Order, the Company recorded $3.5 million (pre-tax) of additional depreciation expense in the current fiscal year to implement higher depreciation rates applicable to the period from January 1, 2002 through November 11, 2002. Additionally, the Company recorded $1.0 million of additional depreciation expense in fiscal year 2004 related to the performance of earnings tests required by the Final Order of the SCC of VA dated December 18, 2003. This earnings test, as more fully described in Note 14 of the Notes to Consolidated Financial Statements, effectively limits the return on equity of the regulated utility’s Virginia operations at the allowed return on equity until a regulatory asset established for regulatory accounting purposes is eliminated. Depreciation and amortization expense increased $10.6 million in fiscal year 2003 over 2002 primarily due to increased plant investment, and higher depreciation rates in effect for the Virginia jurisdiction. The utility’s composite depreciation and amortization rate was 3.48 percent, 3.20 percent and 2.93 percent for fiscal years 2004, 2003 and 2002, respectively.

      General Taxes. General taxes decreased by $1.5 million from fiscal year 2003 and increased by $3.6 million over fiscal year 2002. Right-of-way fees assessed and collected, principally in the District of Columbia, primarily are impacted by changes in volumes of gas sold and delivered that decreased in fiscal year 2004 and increased in fiscal year 2003.

      Income Taxes. The Statements of Income Taxes detail the composition of the change in income tax expense for Washington Gas. Income taxes for the regulated utility decreased $10.2 million in fiscal year 2004 when compared to 2003 primarily due to lower pre-tax income. The $40.2 million increase in fiscal year 2003 over 2002 primarily reflects higher pre-tax income, partially offset by an adjustment of $2.7 million that reduced income tax expense in fiscal year 2003.

       Other Income (Expenses) — Net

       Other income (expenses) — net reflects net income of $2.1 million for the fiscal year ended September 30, 2004, as compared to a net expense of $662,000 for the year ended September 30, 2003. The $2.8 million increase in income was primarily attributable to a current year allocation from WGL Holdings to Washington Gas of non-operating tax benefits. This allocation was made in accordance with the tax sharing agreement under which Washington Gas and all other subsidiaries of WGL Holdings participate. WGL Holdings’ consolidated financial statements do not reflect the effect of this allocation that was eliminated in consolidation. Additionally, fiscal year 2003 included a $2.5 million after-tax gain from the sale of the Company’s headquarters property that resulted in a decrease in income for the current fiscal year. This was mostly offset by increased interest income earned on higher short-term investment balances during fiscal year 2004, as well as by increased other miscellaneous income.

      Other income (expenses) — net reflected a net expense of $662,000 for fiscal year 2003 compared to income of $561,000 for fiscal year 2002. This reduction in income was due primarily to $8.7 million of after-tax benefits realized in fiscal 2002 from the proceeds of a weather insurance policy, which was substantially offset by the following factors: (i) a $2.5 million after-tax gain realized in fiscal year 2003 related to the sale of the headquarters property, (ii) a $3.9 million reduction in fiscal year 2003 of after-tax expenses related to uncollectible accounts and (iii) a $1.7 million after-tax charge included in fiscal year 2002 related to a transaction with a bankrupt energy trader.

       Interest Expense

       The explanations for changes in Washington Gas’ interest expense are substantially the same as the explanations included in the Management’s Discussion of WGL Holdings. Those explanations are incorporated herein by reference into this discussion.

       LIQUIDITY AND CAPITAL RESOURCES

       Liquidity and capital resources for Washington Gas are substantially the same as the liquidity and capital resources discussion included in the Management’s Discussion of WGL Holdings (except for certain items and transactions that pertain to WGL Holdings and its unregulated subsidiaries) which, therefore, are incorporated herein by reference into this discussion.

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (concluded)

       REGULATORY MATTERS

       During fiscal year 2004, the effect of regulatory decisions issued in fiscal years 2003 and 2004 has contributed favorably to the Company’s overall operating results. A relatively higher contribution during the later half of the Company’s fiscal year 2004 reflects changes in rate design that are contributing proportionately more from higher fixed system charges that include certain of the fixed costs the Company incurs to serve customers. The earnings effect of regulatory decisions also reflects certain accounting adjustments necessitated by the decisions.

      The regulated utility bases its requests for modifying existing rates on increased net investment in plant and equipment, higher operating expenses and the need to earn a just and reasonable return on invested capital. From 1994 through September 30, 2002, the regulated utility had not modified base rates in its major jurisdictions. Commencing in fiscal year 2002, Washington Gas has increased the frequency for seeking rate relief to ensure its rates reflect the underlying cost of providing utility service. The following table summarizes major rate applications and results.

Summary of Major Rate Increase Applications and Results

			Test Year
	Application	Effective	12 Months	Increase in Annual					Allowed
Jurisdiction	Filed	Date	Ended	Revenues (Millions)					Rate of Return

				Requested		Granted			Overall		Equity

District of Columbia	02/07/03	11/24/03	09/30/02	$18.8	9.7%	$5.4	(a)	2.8%	8.42%		10.60%
District of Columbia	06/19/01	04/09/03	12/31/00	16.3	6.8%	(5.4)		(2.2)%	8.83%		10.60%
District of Columbia	01/14/94	08/01/94	09/30/93	17.3	9.0%	6.4		3.4%	—	(b)	— (b)

Maryland	03/31/03	11/06/03	12/31/02	27.2	6.8%	2.9		0.7%	8.61%		10.75%
Maryland	03/28/02	09/30/02	12/31/01	31.4	9.3%	9.3		2.8%	—	(b)	— (b)
Maryland	06/01/94	12/01/94	03/31/94	17.6	5.7%	7.4		2.4%	9.79	% (c)	11.50% (c)

Virginia	01/27/04	10/04/04	06/30/03	19.6	4.7%	–	(e)	– (e)	8.44%		10.50%
Virginia	06/14/02	11/12/02 (d)	12/31/01	23.8	6.6%	9.9		2.7%	8.44%		10.50%
Virginia	04/29/94	09/27/94	12/31/93	15.7	6.4%	6.8		2.7%	9.72%		11.50%

(a)	The revenue increase includes a reduction for the effect of a $6.5 million lower level of pension and other post-retirement benefit costs that had been previously deferred on the balance sheet of Washington Gas as a regulatory liability. This deferral mechanism ensures that the variation in these annual costs, when compared to the levels collected from customers, does not affect net income. Therefore, this reduction of annual revenues for pension and other post-retirement benefit costs will be reflected as a change to the regulatory liability on the balance sheet since the liability had already been recorded. Additionally, the $5.4 million annual revenue increase includes an $800,000 per year increase in certain expenses that are also subject to the regulatory deferral mechanism treatment. Accordingly, the total annual effect of the Order on the Company’s pre-tax income will result in an annual increase of $11.1 million.
(b)	Application was settled without stipulating the return on common equity.
(c)	Rates were implemented as a result of a settlement agreement. The return on equity indicated in the Final Order of 11.50 percent was not utilized to establish rates.
(d)	New depreciation rates effective January 1, 2002. New base rates went into effect subject to refund on November 12, 2002. Final Order released on December 18, 2003.
(e)	Rate increases went into effect, subject to refund, on February 26, 2004 under an expedited rate application. On September 27, 2004, a Final Order was issued approving a proposed Stipulation filed by Washington Gas and other participants to resolve all issues related to this expedited rate case. Under the approved Stipulation, Washington Gas adjusted its billing rates commencing October 4, 2004 to reflect the level of annual revenues as determined in the previous Final Order issued on December 18, 2003 and noted in (d) above.

     Refer to Item 1 under the caption “Rates and Regulatory Matters” in this Form 10-K and Note 14 of the Notes to Consolidated Financial Statements for a further discussion of the Company’s regulatory activities and related contingencies.

WGL Holdings, Inc.

Washington Gas Light Company
Part II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The following issues related to the Company’s Market Risk are included under Item 7 and are incorporated herein by reference into this discussion.

•	Price Risk Related to Regulated Utility Operations

•	Price Risk Related to Retail Energy-Marketing Operations

•	Weather Risk

•	Interest-Rate Risk

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WGL Holdings, Inc.

Consolidated Statements of Income
Part II
Item 8. Financial Statements and Supplementary Data

	Years Ended September 30,

(In thousands, except per share data)	2004	2003	2002

UTILITY OPERATIONS
Operating Revenues	$1,267,948	$1,301,057	$925,131
Less: Cost of gas	668,968	696,561	459,149
Revenue taxes	50,079	40,465	27,549

Utility Net Revenues	548,901	564,031	438,433

Other Operating Expenses
Operation	182,573	176,482	164,236
Maintenance	44,178	39,773	40,825
Depreciation and amortization	91,510	83,549	72,921
General taxes	36,544	37,841	34,328
Income taxes	58,463	68,633	28,702

Utility Other Operating Expenses	413,268	406,278	341,012

Utility Operating Income	135,633	157,753	97,421

NON-UTILITY OPERATIONS
Operating Revenues
Retail energy-marketing	789,859	726,231	595,866
Heating, ventilating and air conditioning (HVAC)	30,123	35,521	61,887
Other non-utility activities	1,673	1,439	1,918

Non-Utility Operating Revenues	821,655	763,191	659,671

Equity Loss in 50%-Owned Residential HVAC Investment	–	–	(5,402)
Impairment of Residential HVAC Investment	–	–	(9,431)

Other Operating Expenses
Operating expenses	816,172	761,540	654,573
Income taxes	2,175	168	1,725

Non-Utility Operating Expenses	818,347	761,708	656,298

Non-Utility Operating Income (Loss)	3,308	1,483	(11,460)

TOTAL OPERATING INCOME	138,941	159,236	85,961
Other Income (Expenses) — Net	3,161	807	357

INCOME BEFORE INTEREST EXPENSE	142,102	160,043	86,318
INTEREST EXPENSE
Interest on long-term debt	41,822	43,866	43,138
Other	2,323	2,515	2,739

Total Interest Expense	44,145	46,381	45,877
DIVIDENDS ON WASHINGTON GAS PREFERRED STOCK	1,320	1,320	1,320

NET INCOME (APPLICABLE TO COMMON STOCK)	$96,637	$112,342	$39,121

AVERAGE COMMON SHARES OUTSTANDING
Basic	48,640	48,587	48,563
Diluted	48,847	48,756	48,651

EARNINGS PER AVERAGE COMMON SHARE
Basic	$1.99	$2.31	$0.81
Diluted	$1.98	$2.30	$0.80

DIVIDENDS DECLARED PER COMMON SHARE	$1.2950	$1.2775	$1.2675

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.

Consolidated Balance Sheets
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	September 30,

(In thousands)	2004	2003

ASSETS
Property, Plant and Equipment
At original cost	$2,667,924	$2,563,923
Accumulated depreciation and amortization	(752,373)	(689,000)

Net property, plant and equipment	1,915,551	1,874,923

Current Assets
Cash and cash equivalents	6,587	4,470
Receivables
Accounts receivable	158,590	171,772
Gas costs due from customers	4,099	11,368
Accrued utility revenues	16,832	15,580
Allowance for doubtful accounts	(16,042)	(17,543)

Net receivables	163,479	181,177

Materials and supplies— principally at average cost	15,232	12,989
Storage gas— at cost (first-in, first-out)	217,630	164,597
Deferred income taxes	13,178	11,980
Other prepayments— principally taxes	12,260	26,919
Other	4,494	6,753

Total current assets	432,860	408,885

Deferred Charges and Other Assets
Regulatory assets
Gas costs	16,098	10,490
Other	45,847	52,333
Prepaid qualified pension benefits	71,869	66,753
Other	22,683	22,668

Total deferred charges and other assets	156,497	152,244

Total Assets	$2,504,908	$2,436,052

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders’ equity	$853,424	$818,218
Washington Gas Light Company preferred stock	28,173	28,173
Long-term debt	590,164	636,650

Total capitalization	1,471,761	1,483,041

Current Liabilities
Current maturities of long-term debt	60,639	12,180
Notes payable	95,634	166,662
Accounts payable	178,970	142,708
Wages payable	16,813	15,701
Accrued interest	2,781	3,027
Dividends declared	16,142	15,886
Customer deposits and advance payments	14,450	11,046
Gas costs due to customers	7,815	7,553
Accrued taxes	16,627	8,699
Other	3,040	2,612

Total current liabilities	412,911	386,074

Deferred Credits
Unamortized investment tax credits	14,944	15,841
Deferred income taxes	268,540	236,888
Accrued pensions and benefits	37,047	37,356
Regulatory liabilities
Accrued asset removal costs	251,695	230,672
Other	22,079	22,444
Other	25,931	23,736

Total deferred credits	620,236	566,937

Commitments and Contingencies (Note 14)

Total Capitalization and Liabilities	$2,504,908	$2,436,052

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.

Consolidated Statements of Cash Flows
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	Years Ended September 30,

(In thousands)	2004	2003	2002

OPERATING ACTIVITIES
Net income (applicable to common stock)	$96,637	$112,342	$39,121
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization:
Per Consolidated Statements of Income	91,510	83,549	72,921
Charged to other accounts	4,735	5,724	5,001
Deferred income taxes— net	28,178	41,625	(7,391)
Amortization of investment tax credits	(897)	(898)	(901)
Accrued/ deferred pension cost	(5,213)	(5,159)	(14,980)
Earnings from sale of carried interest in real estate	(6,414)	–	–
Gain from sale of assets	–	(5,671)	–
Impairment of commercial HVAC goodwill	1,500	–	–
Equity loss in 50%-owned residential HVAC investment	–	–	5,402
Impairment of residential HVAC investment	–	–	9,431
Other non-cash charges (credits)— net	1,769	197	434
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and accrued utility revenues	10,429	3,352	(24,606)
Gas costs due from/to customers— net	7,531	(3,022)	56,063
Storage gas	(53,033)	(65,510)	36,675
Other prepayments— principally taxes	14,659	(13,497)	6,041
Accounts payable	40,737	(2,289)	21,650
Wages payable	1,112	1,353	(1,010)
Customer deposits and advance payments	3,404	(4,436)	6,825
Accrued taxes	7,928	(1,258)	(3,172)
Accrued interest	(246)	(281)	50
Deferred purchased gas costs— net	(5,608)	(5,218)	(3,241)
Other— net	3,847	2,881	1,007

Net Cash Provided by Operating Activities	242,565	143,784	205,320

FINANCING ACTIVITIES
Common stock issued	50	–	–
Long-term debt issued	37,800	93	130,411
Long-term debt retired	(36,189)	(41,903)	(42,862)
Debt issuance costs	(879)	(418)	(1,055)
Notes payable issued (retired)— net	(71,028)	75,797	(43,188)
Dividends on common stock	(62,746)	(61,948)	(61,433)
Other financing activities	390	2,087	827

Net Cash Used in Financing Activities	(132,602)	(26,292)	(17,300)

INVESTING ACTIVITIES
Capital expenditures (excludes Allowance for Funds Used During Construction)	(113,439)	(129,083)	(162,383)
Net proceeds from sale of carried interest in real estate	6,414	–	–
Net proceeds from the sale of assets	–	21,300	–
50%-owned residential HVAC investment	–	–	(3,900)
Other investing activities	(821)	(7,768)	(31,312)

Net Cash Used in Investing Activities	(107,846)	(115,551)	(197,595)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,117	1,941	(9,575)
Cash and Cash Equivalents at Beginning of Year	4,470	2,529	12,104

Cash and Cash Equivalents at End of Year	$6,587	$4,470	$2,529

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$22,073	$45,275	$36,102
Interest paid	$43,355	$45,283	$44,951
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Extinguishment of project debt financing	$–	$19,707	$9,750

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.

Consolidated Statements of Capitalization
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	September 30,

(In thousands, except shares)	2004		2003

Common Shareholders’ Equity
Common stock, no par value, 120,000,000 shares authorized, 48,652,507 and 48,650,635 shares issued, respectively	$471,547		$471,497
Paid-in capital	3,789		2,582
Retained earnings	379,562		345,927
Deferred compensation	(5)		(32)
Accumulated other comprehensive loss, net of taxes	(1,469)		(716)
Treasury stock— at cost, zero and 39,072 shares, respectively	–		(1,040)

Total Common Shareholders’ Equity	853,424	58.0%	818,218	55.2%

Preferred Stock
WGL Holdings, Inc., without par value, 3,000,000 shares authorized, none issued	–		–
Washington Gas Light Company, without par value, 1,500,000 shares authorized— issued and outstanding:
$4.80 series, 150,000 shares	15,000		15,000
$4.25 series, 70,600 shares	7,173		7,173
$5.00 series, 60,000 shares	6,000		6,000

Total Preferred Stock	28,173	1.9%	28,173	1.9%

Long-Term Debt
Washington Gas Light Company Unsecured Medium-Term Notes
Due fiscal year 2005, 7.45%	20,500		20,500
Due fiscal year 2008, 6.51% to 7.31%	45,100		45,100
Due fiscal year 2009, 5.49% to 6.92%	75,000		75,000
Due fiscal year 2010, 7.50% to 7.70%	24,000		24,000
Due fiscal year 2011, 6.64%	30,000		30,000
Due fiscal year 2012, 5.90% to 6.05%	77,000		77,000
Due fiscal year 2014, 4.88% to 5.17%	67,000		30,000
Due fiscal year 2023, 6.65%	20,000		20,000
Due fiscal year 2024, 6.95%	–		36,000
Due fiscal year 2025, 6.50% to 7.76%	40,000		40,000
Due fiscal year 2026, 6.15%	50,000		50,000
Due fiscal year 2027, 6.40% to 6.82%	125,000		125,000
Due fiscal year 2028, 6.57% to 6.85%	52,000		52,000
Due fiscal year 2030, 7.50%	8,500		8,500

Total Unsecured Medium-Term Notes	634,100		633,100
Other long-term debt	16,783		16,172
Unamortized discount	(80)		(442)
Less— current maturities	60,639		12,180

Total Long-Term Debt	590,164	40.1%	636,650	42.9%

Total Capitalization	$1,471,761	100.0%	$1,483,041	100.0%

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.

Consolidated Statements of Common Shareholders’ Equity
Part II
Item 8. Financial Statements and Supplementary Data (continued)

						Accumulated
						Other
	Common Stock Issued					Comprehensive
(In thousands,			Paid-In	Retained	Deferred	Loss, Net of	Treasury
except shares)	Shares	Amount	Capital	Earnings	Compensation	Taxes	Stock	Total

Balance at September 30, 2001	48,650,635	$471,497	$1,781	$318,111	$(275)	$–	$(2,861)	$788,253
Net income	–	–	–	39,121	–	–	–	39,121
Stock-based compensation	–	–	(136)	–	155	–	566	585
Dividends declared on common stock ($1.2675 per share)	–	–	–	(61,556)	–	–	–	(61,556)

Balance at September 30, 2002	48,650,635	471,497	1,645	295,676	(120)	–	(2,295)	766,403
Net income	–	–	–	112,342	–	–	–	112,342
Minimum pension liability adjustment	–	–	–	–	–	(716)	–	(716)

Comprehensive income								111,626
Stock-based compensation	–	–	937	–	88	–	1,255	2,280
Dividends declared on common stock ($1.2775 per share)	–	–	–	(62,091)	–	–	–	(62,091)

Balance at September 30, 2003	48,650,635	471,497	2,582	345,927	(32)	(716)	(1,040)	818,218
Net income	–	–	–	96,637	–	–	–	96,637
Minimum pension liability adjustment	–	–	–	–	–	(753)	–	(753)

Comprehensive income								95,884
Stock-based compensation	1,872	50	1,207	–	27	–	1,040	2,324
Dividends declared on common stock ($1.2950 per share)	–	–	–	(63,002)	–	–	–	(63,002)

Balance at September 30, 2004	48,652,507	$471,547	$3,789	$379,562	$(5)	$(1,469)	$–	$853,424

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.

Consolidated Statements of Income Taxes
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	Years Ended September 30,

(In thousands)	2004	2003	2002

INCOME TAX EXPENSE
Charged to utility operating expenses
Current	$29,389	$30,841	$30,978

Deferred
Accelerated depreciation	28,291	26,997	26,078
Deferred gas costs	355	1,010	(21,243)
Pensions and other employee benefit costs	2,627	976	2,450
Least-cost planning costs	(976)	(1,244)	(722)
Inventory overheads	(9)	10,700	(1,649)
Losses/ gains on reacquired debt	211	(181)	9
Other	(528)	432	(6,298)

Total Deferred Income Tax Expense	29,971	38,690	(1,375)
Amortization of investment tax credits	(897)	(898)	(901)

	58,463	68,633	28,702

Charged to non-utility operating expenses
Current	2,148	(1,731)	4,647
Deferred	27	1,899	(2,922)

	2,175	168	1,725

Charged to other income (expenses)-net
Current	2,084	(1,869)	4,544
Deferred	(1,820)	1,036	(3,094)

	264	(833)	1,450

Total Income Tax Expense	$60,902	$67,968	$31,877

	Years Ended September 30,

(In thousands)	2004		2003		2002

RECONCILIATION BETWEEN THE STATUTORY FEDERAL INCOME TAX RATE AND THE EFFECTIVE TAX RATE
Income taxes at statutory federal income tax rate	$55,601	35.00%	$63,571	35.00%	$25,311	35.00%
Increases (decreases) in income taxes resulting from:
Accelerated depreciation less amount deferred	1,586	1.00	2,149	1.18	2,528	3.50
Amortization of investment tax credits	(897)	(0.56)	(898)	(0.49)	(901)	(1.25)
Cost of removal	(478)	(0.30)	(870)	(0.48)	(1,077)	(1.49)
State income taxes-net of federal benefit	6,663	4.19	9,146	5.04	2,218	3.07
Change in valuation allowance	(1,960)	(1.23)	(2,446)	(1.35)	5,216	7.21
Medicare D subsidy	(925)	(0.58)	–	–	–	–
Other items-net	1,312	0.82	(2,684)	(1.48)	(1,418)	(1.97)

Total Income Tax Expense and Effective Tax Rate	$60,902	38.34%	$67,968	37.42%	$31,877	44.07%

	At September 30,

(In thousands)	2004		2003

ACCUMULATED DEFERRED INCOME TAXES	Current	Non-current	Current	Non-current

Deferred Income Tax Assets:
Pensions and other employee benefit costs	$4,888	$(12,869)	$4,778	$(10,064)
Uncollectible accounts	5,631	–	6,177	–
Inventory overheads	2,295	–	2,286	–
Capital gains/ losses-net	2,041	–	4,001	–
Valuation allowance	(2,041)	–	(4,001)	–
Compensation & benefits	–	9,033	–	7,673
Customer advances	–	3,197	–	2,546
Capitalized interest	–	2,340	–	2,027
Other	812	1,484	564	4,552

Total Assets	13,626	3,185	13,805	6,734

Deferred Income Tax Liabilities:
Accelerated depreciation	–	252,937	–	227,162
Losses/ gains on reacquired debt	–	3,028	–	2,817
Construction overheads	–	1,710	–	1,865
Income taxes recoverable through future rates	–	10,190	–	7,331
Deferred gas costs	448	4,343	1,825	2,861
Least-cost planning costs	–	2,096	–	3,072
Other	–	(2,579)	–	(1,486)

Total Liabilities	448	271,725	1,825	243,622

Net Accumulated Deferred Income Tax Assets (Liabilities)	$13,178	$(268,540)	$11,980	$(236,888)

The accompanying notes are an integral part of these statements.

Washington Gas Light Company

Statements of Income
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	Years Ended September 30,

(In thousands)	2004	2003	2002

UTILITY OPERATIONS
Operating Revenues	$1,293,675	$1,313,039	$938,804
Less: Cost of gas	694,639	708,543	472,823
Revenue taxes	50,079	40,465	27,549

Utility Net Revenues	548,957	564,031	438,432

Other Operating Expenses
Operation	184,860	178,239	166,305
Maintenance	43,663	39,459	40,595
Depreciation and amortization	90,809	82,866	72,254
General taxes	36,121	37,652	34,013
Income taxes	58,212	68,416	28,263

Utility Other Operating Expenses	413,665	406,632	341,430

Utility Operating Income	135,292	157,399	97,002

NON-UTILITY OPERATIONS
Operating Revenues
Other non-utility	1,523	1,512	1,819

Non-Utility Operating Revenues	1,523	1,512	1,819

Other Operating Expenses
Operating expenses (income)	(912)	9	7,645
Income tax expense (benefit)	128	591	(2,262)

Non-Utility Operating Expenses (Income)	(784)	600	5,383

Non-Utility Operating Income (Loss)	2,307	912	(3,564)

TOTAL OPERATING INCOME	137,599	158,311	93,438
Other Income (Expenses)— Net	2,132	(662)	561

INCOME BEFORE INTEREST EXPENSE	139,731	157,649	93,999
INTEREST EXPENSE
Interest on long-term debt	41,822	43,866	43,138
Other	1,319	2,885	2,174

Total Interest Expense	43,141	46,751	45,312

NET INCOME (BEFORE PREFERRED STOCK DIVIDENDS)	96,590	110,898	48,687
DIVIDENDS ON PREFERRED STOCK	1,320	1,320	1,320

NET INCOME (APPLICABLE TO COMMON STOCK)	$95,270	$109,578	$47,367

The accompanying notes are an integral part of these statements.

Washington Gas Light Company

Balance Sheets
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	September 30,

(In thousands)	2004	2003

ASSETS
Property, Plant and Equipment
At original cost	$2,642,815	$2,539,397
Accumulated depreciation and amortization	(733,894)	(671,990)

Net property, plant and equipment	1,908,921	1,867,407

Current Assets
Cash and cash equivalents	3,398	4,119
Receivables
Accounts receivable	66,602	69,455
Gas costs due from customers	4,099	11,368
Accrued utility revenues	16,832	15,580
Allowance for doubtful accounts	(13,202)	(15,826)

Net receivables	74,331	80,577

Materials and supplies— principally at average cost	15,068	12,825
Storage gas— at cost (first-in, first-out)	165,196	124,416
Deferred income taxes	11,654	10,957
Other prepayments— principally taxes	9,749	19,089
Receivables from associated companies	887	–

Total current assets	280,283	251,983

Deferred Charges and Other Assets
Regulatory assets
Gas costs	16,098	10,490
Other	45,847	52,333
Prepaid qualified pension benefits	71,511	66,420
Other	21,757	19,784

Total deferred charges and other assets	155,213	149,027

Total Assets	$2,344,417	$2,268,417

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$811,632	$778,502
Preferred stock	28,173	28,173
Long-term debt	590,156	636,614

Total capitalization	1,429,961	1,443,289

Current Liabilities
Current maturities of long-term debt	60,611	12,100
Notes payable	18,699	65,226
Accounts payable	123,463	111,001
Wages payable	16,714	15,623
Accrued interest	2,781	3,027
Dividends declared	16,142	15,886
Customer deposits and advance payments	14,450	11,046
Gas costs due to customers	7,815	7,553
Accrued taxes	13,422	6,426
Payables to associated companies	19,092	10,026
Other	622	1,496

Total current liabilities	293,811	259,410

Deferred Credits
Unamortized investment tax credits	14,926	15,818
Deferred income taxes	270,908	237,483
Accrued pensions and benefits	36,954	37,264
Regulatory liabilities
Accrued asset removal costs	251,695	230,672
Other	22,069	22,431
Other	24,093	22,050

Total deferred credits	620,645	565,718

Commitments and Contingencies (Note 14)

Total Capitalization and Liabilities	$2,344,417	$2,268,417

The accompanying notes are an integral part of these statements.

Washington Gas Light Company

Statements of Cash Flows
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	Years Ended September 30,

(In thousands)	2004	2003	2002

OPERATING ACTIVITIES
Net Income (before preferred stock dividends)	$96,590	$110,898	$48,687
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization
Per Statements of Income	90,809	82,866	72,254
Charged to other accounts	4,339	5,030	3,917
Deferred income taxes— net	30,364	37,165	(3,714)
Amortization of investment tax credits	(892)	(893)	(895)
Accrued/ deferred pension cost	(5,198)	(5,118)	(14,980)
Gain from sale of assets	–	(4,138)	–
Other non-cash charges (credits)— net	1,769	197	(261)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable, accrued utility revenues and receivables from associated companies	(1,910)	349	6,323
Gas costs due from/to customers— net	7,531	(3,022)	56,063
Storage gas	(40,780)	(55,209)	40,467
Other prepayments— principally taxes	9,340	(10,773)	8,325
Accounts payable, including payables to associated companies	26,003	31,940	(6,735)
Wages payable	1,091	1,341	(646)
Customer deposits and advance payments	3,404	(4,436)	6,825
Accrued taxes	6,996	(794)	(1,144)
Accrued interest	(246)	(281)	46
Deferred purchased gas costs— net	(5,608)	(5,218)	(3,241)
Other—net	(627)	6,595	4,790

Net Cash Provided by Operating Activities	222,975	186,499	216,081

FINANCING ACTIVITIES
Long-term debt issued	37,800	–	130,338
Long-term debt retired	(36,109)	(41,669)	(42,600)
Debt issuance costs	(879)	(418)	(1,055)
Paid-in capital	–	–	20,186
Notes payable issued (retired)— net	(46,527)	39,521	(73,019)
Dividends on common and preferred stock	(64,065)	(63,260)	(62,738)
Other financing activities	(270)	1,296	282

Net Cash Used in Financing Activities	(110,050)	(64,530)	(28,606)

INVESTING ACTIVITIES
Capital expenditures (excludes Allowance for Funds Used During Construction)	(112,825)	(128,468)	(161,230)
Net proceeds from sale of assets	–	16,000	–
Other investing activities	(821)	(8,019)	(31,145)

Net Cash Used in Investing Activities	(113,646)	(120,487)	(192,375)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(721)	1,482	(4,900)
Cash and Cash Equivalents at Beginning of Year	4,119	2,637	7,537

Cash and Cash Equivalents at End of Year	$3,398	$4,119	$2,637

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$16,665	$41,706	$34,867
Interest paid	$42,352	$44,608	$44,326
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Extinguishment of project debt financing	$–	$19,707	$9,750

The accompanying notes are an integral part of these statements.

Washington Gas Light Company

Statements of Capitalization
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	September 30,

(In thousands, except shares)	2004		2003

Common Shareholder’s Equity
Common stock, $1 par value, 80,000,000 shares authorized, 46,479,536 shares issued	$46,479		$46,479
Paid-in capital	452,400		450,813
Retained earnings	314,227		281,958
Deferred compensation	(5)		(32)
Accumulated other comprehensive loss, net of taxes	(1,469)		(716)

Total Common Shareholder’s Equity	811,632	56.7%	778,502	53.9%

Preferred Stock
Washington Gas Light Company, without par value, 1,500,000 shares authorized—issued and outstanding:
$4.80 series, 150,000 shares	15,000		15,000
$4.25 series, 70,600 shares	7,173		7,173
$5.00 series, 60,000 shares	6,000		6,000

Total Preferred Stock	28,173	2.0%	28,173	2.0%

Long-Term Debt
Washington Gas Light Company Unsecured Medium-Term Notes
Due fiscal year 2005, 7.45%	20,500		20,500
Due fiscal year 2008, 6.51% to 7.31%	45,100		45,100
Due fiscal year 2009, 5.49% to 6.92%	75,000		75,000
Due fiscal year 2010, 7.50% to 7.70%	24,000		24,000
Due fiscal year 2011, 6.64%	30,000		30,000
Due fiscal year 2012, 5.90% to 6.05%	77,000		77,000
Due fiscal year 2014, 4.88% to 5.17%	67,000		30,000
Due fiscal year 2023, 6.65%	20,000		20,000
Due fiscal year 2024, 6.95%	–		36,000
Due fiscal year 2025, 6.50% to 7.76%	40,000		40,000
Due fiscal year 2026, 6.15%	50,000		50,000
Due fiscal year 2027, 6.40% to 6.82%	125,000		125,000
Due fiscal year 2028, 6.57% to 6.85%	52,000		52,000
Due fiscal year 2030, 7.50%	8,500		8,500

Total Unsecured Medium-Term Notes	634,100		633,100
Other long-term debt	16,747		16,056
Unamortized discount	(80)		(442)
Less— current maturities	60,611		12,100

Total Long-Term Debt	590,156	41.3%	636,614	44.1%

Total Capitalization	$1,429,961	100.0%	$1,443,289	100.0%

The accompanying notes are an integral part of these statements.

Washington Gas Light Company

Statements of Common Shareholder’s Equity
Part II
Item 8. Financial Statements and Supplementary Data (continued)

						Accumulated
	Common Stock					Other
	Issued					Comprehensive
			Paid-In	Retained	Deferred	Loss, Net of
(In thousands, except shares)	Shares	Amount	Capital	Earnings	Compensation	Taxes	Total

Balance at September 30, 2001	46,479,536	$46,479	$429,050	$248,632	$(275)	$–	$723,886
Net income	–	–	–	48,687	–	–	48,687
Common stock expense adjustment	–	–	15	–	–	–	15
Stock-based compensation(a)	–	–	267	–	155	–	422
Capital contributed by WGL Holdings	–	–	20,186	–	–	–	20,186
Dividends declared:
Common stock ($1.2675 per share)	–	–	–	(61,556)	–	–	(61,556)
Preferred stock	–	–	–	(1,320)	–	–	(1,320)

Balance at September 30, 2002	46,479,536	46,479	449,518	234,443	(120)	–	730,320
Net income	–	–	–	110,898	–	–	110,898
Minimum pension liability adjustment	–	–	–	–	–	(716)	(716)

Comprehensive income							110,182
Stock-based compensation(a)	–	–	1,295	–	88	–	1,383
Dividends declared:
Common stock ($1.2775 per share)	–	–	–	(62,063)	–	–	(62,063)
Preferred stock	–	–	–	(1,320)	–	–	(1,320)

Balance at September 30, 2003	46,479,536	46,479	450,813	281,958	(32)	(716)	778,502
Net income	–	–	–	96,590	–	–	96,590
Minimum pension liability adjustment	–	–	–	–	–	(753)	(753)

Comprehensive income							95,837
Stock-based compensation(a)	–	–	1,587	–	27	–	1,614
Dividends declared:
Common stock ($1.2950 per share)	–	–	–	(63,001)	–	–	(63,001)
Preferred stock	–	–	–	(1,320)	–	–	(1,320)

Balance at September 30, 2004	49,479,536	$46,479	$452,400	$314,227	$(5)	$(1,469)	$811,632

(a)	Stock-based compensation is based on the stock awards of WGL Holdings, Inc. that are allocated to Washington Gas Light Company for its pro-rata share.

The accompanying notes are an integral part of these statements.

Washington Gas Light Company

Statements of Income Taxes
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	Years Ended September 30,

(In thousands)	2004	2003	2002

INCOME TAX EXPENSE
Charged to utility operating expenses
Current	$29,134	$30,682	$30,499

Deferred
Accelerated depreciation	28,293	26,955	26,141
Deferred gas costs	355	1,010	(21,243)
Pensions and other employee benefit costs	2,623	954	2,419
Least-cost planning costs	(976)	(1,244)	(722)
Inventory overheads	(9)	10,700	(1,649)
Losses/ gains on reacquired debt	211	(181)	9
Other	(527)	433	(6,296)

Total Deferred Income Tax Expense	29,970	38,627	(1,341)
Amortization of investment tax credits	(892)	(893)	(895)

	58,212	68,416	28,263

Charged to non-utility operating expenses
Current	(391)	(1,130)	125
Deferred	519	1,721	(2,387)

	128	591	(2,262)

Charged to other income (expenses)-net
Current	(4,671)	2,343	1,843
Deferred	(125)	(3,183)	14

	(4,796)	(840)	1,857

Total Income Tax Expense	$53,544	$68,167	$27,858

	Years Ended September 30,

(In thousands)	2004		2003		2002

RECONCILIATION BETWEEN THE STATUTORY FEDERAL INCOME TAX RATE AND THE EFFECTIVE TAX RATE
Income taxes at statutory federal income tax rate	$52,547	35.00%	$62,673	35.00%	$26,791	35.00%
Increases (decreases) in income taxes resulting from:
Accelerated depreciation less amount deferred	1,586	1.06	2,149	1.20	2,528	3.30
Amortization of investment tax credits	(892)	(0.59)	(893)	(0.50)	(895)	(1.17)
Cost of removal	(478)	(0.32)	(870)	(0.49)	(1,077)	(1.41)
State income taxes-net of federal benefit	6,138	4.09	8,552	4.78	1,665	2.18
Consolidated tax sharing allocation	(5,261)	(3.50)	(355)	(0.20)	(1,140)	(1.50)
Medicare D subsidy	(925)	(0.62)	–	–	–	–
Other items-net	829	0.54	(3,089)	(1.72)	(14)	(0.01)

Total Income Tax Expense and Effective Tax Rate	$53,544	35.66%	$68,167	38.07%	$27,858	36.39%

	At September 30,

(In thousands)	2004		2003

ACCUMULATED DEFERRED INCOME TAXES	Current	Non-current	Current	Non-current

Deferred Income Tax Assets:
Pensions and other employee benefit costs	$4,840	$(12,775)	$4,765	$(9,973)
Uncollectible accounts	4,502	–	5,264	–
Inventory overheads	2,295	–	2,286	–
Compensation and benefits	–	8,894	–	7,458
Customer advances	–	3,177	–	2,526
Capitalized interest	–	2,340	–	2,027
Other	812	1,473	564	4,352

Total Assets	12,449	3,109	12,879	6,390

Deferred Income Tax Liabilities:
Accelerated depreciation	–	252,958	–	227,200
Losses/ gains on reacquired debt	–	3,028	–	2,817
Construction overheads	–	1,720	–	1,882
Income taxes recoverable through future rates	–	10,200	–	7,343
Deferred gas costs	795	4,343	1,922	2,861
Least-cost planning costs	–	2,096	–	3,072
Other	–	(328)	–	(1,302)

Total Liabilities	795	274,017	1,922	243,873

Net Accumulated Deferred Income Tax Assets (Liabilities)	$11,654	$(270,908)	$10,957	$(237,483)

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ACCOUNTING POLICIES

      GENERAL

      WGL Holdings, Inc. (WGL Holdings or the Company) is a holding company that was established on November 1, 2000 under the Public Utility Holding Company Act of 1935. WGL Holdings owns all of the shares of common stock of Washington Gas Light Company (Washington Gas or the regulated utility), a regulated natural gas utility, and all of the shares of common stock of Crab Run Gas Company, Hampshire Gas Company (Hampshire) and Washington Gas Resources Corporation (Washington Gas Resources). Washington Gas Resources owns all of the shares of common stock of various unregulated, energy-related businesses. Until October 15, 2002, the Company held a 50-percent equity investment in Primary Investors, LLC (Primary Investors) (refer to Note 2—Disposition of Limited Liability Company Investment).

      NATURE OF OPERATIONS

      The Company’s core business is the delivery and sale of natural gas through its regulated utility, Washington Gas. The Company also offers retail energy-related products and services that are closely related to its core business. The majority of these energy-related activities are performed by wholly owned unregulated subsidiaries of Washington Gas Resources.

      Washington Gas is a regulated public utility that delivers and sells natural gas to approximately one million customers primarily in Washington, D.C., and the surrounding metropolitan areas in Maryland and Virginia. Deliveries to firm residential and commercial customers accounted for 80.5 percent of the total therms delivered by Washington Gas in fiscal year 2004, deliveries to interruptible customers accounted for 17.0 percent, and deliveries to customers who use natural gas to generate electricity accounted for 2.5 percent. Washington Gas does not depend on any one customer or group of customers to derive income. Hampshire operates an underground gas storage facility that provides services exclusively to Washington Gas. Hampshire is regulated under a cost of service tariff by the Federal Energy Regulatory Commission (FERC).

      Washington Gas Resources owns the Company’s unregulated subsidiaries. These unregulated operations include retail energy-marketing provided by Washington Gas Energy Services (WGEServices), as well as commercial heating, ventilating and air conditioning (HVAC) products and services provided by American Combustion Industries, Inc. (ACI) and Washington Gas Energy Systems, Inc. (WGESystems).

      CONSOLIDATION OF FINANCIAL STATEMENTS

      The consolidated financial statements include the accounts of the Company and its subsidiaries during the periods reported. Intercompany transactions have been eliminated. Certain amounts in financial statements of prior years have been reclassified to conform to the presentation of the current fiscal year.

      USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

      In accordance with Generally Accepted Accounting Principles in the United States of America (GAAP), management makes certain estimates and assumptions regarding: (i) reported amounts of assets and liabilities; (ii) disclosure of contingent assets and liabilities at the date of the financial statements and (iii) reported amounts of revenues, revenues subject to refund, and expenses during the reporting period. Actual results could differ from those estimates.

      PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment (principally utility plant) are stated at original cost, including labor, materials, taxes and overhead. The cost of utility and other plant of the regulated utility includes an allowance for funds used during construction (AFUDC) that is calculated under a formula prescribed by the FERC. The regulated utility capitalizes AFUDC as a component of construction overhead. The 2004, 2003 and 2002 before-tax rates for AFUDC

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

were 1.98 percent, 1.76 percent, and 4.4 percent, respectively. The regulated utility capitalized AFUDC of $94,700 during the fiscal year ended September 30, 2004, excluding offsets of $20,000 representing adjustments to AFUDC for items such as small projects that were discontinued and expensed. Capitalized AFUDC for fiscal years 2003 and 2002 was $193,600 and $329,000, respectively, excluding offsets of $206,000 and $362,000.

      Washington Gas accrues estimated non-legal asset removal costs through depreciation expense, with a corresponding credit to “Regulatory liabilities— Accrued asset removal costs.” Additionally, when Washington Gas retires depreciable utility plant and equipment, it charges the associated original costs to “Accumulated depreciation and amortization” and any related non-legal removal costs incurred are charged to “Regulatory liabilities— Accrued asset removal costs.” In the rate setting process, the liability for non-legal asset removal costs is treated as a reduction to the net rate base upon which the regulated utility has the opportunity to earn its allowed rate of return.

      The Company’s regulated utility charges maintenance and repairs to operating expenses, except those charges applicable to transportation and power-operated equipment, which it allocates to operating expenses, construction and other accounts based on the use of the equipment. The Company’s regulated utility capitalizes betterments and renewal costs, and calculates depreciation applicable to its utility gas plant in service primarily using a straight-line method over the estimated remaining life of the plant. The composite depreciation and amortization rate of the regulated utility was 3.48 percent, 3.20 percent and 2.93 percent for fiscal years 2004, 2003 and 2002, respectively. Such rates include the component related to non-legal asset removal costs. The Company’s regulated utility periodically reviews the adequacy of its depreciation rates by considering estimated remaining lives and other factors. Refer to Note 14— Commitments and Contingencies for a discussion of depreciation-related contingencies.

      At both September 30, 2004 and 2003, 99.7 percent of the Company’s consolidated original cost of property, plant and equipment was related to the regulated utility segment as shown below.

Property, Plant and Equipment at Original Cost

At September 30,	2004		2003

(In millions)	Dollars	%	Dollars	%

Regulated utility property
Distribution, transmission and storage	$2,376.5	89.1	$2,297.6	89.6
General, miscellaneous and intangibles	247.5	9.3	229.3	8.9
Construction work in progress (CWIP)	36.1	1.3	29.4	1.2

Total regulated utility property	2,660.1	99.7	2,556.3	99.7
Unregulated property	7.8	0.3	7.6	0.3

Total	$2,667.9	100.0	$2,563.9	100.0

      REGULATED OPERATIONS

      Washington Gas accounts for its regulated operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation, as amended and supplemented. This standard includes accounting principles for companies whose rates are determined by independent third-party regulators. When setting rates, regulators often make decisions, the economics of which require companies to record costs as expense (or defer costs or revenues) in different periods than may be appropriate for unregulated enterprises. When this situation occurs, the regulated utility defers the associated costs as assets (regulatory assets) on the balance sheet, and records them as expenses on the income statement as it collects revenues through customers’ rates. Further, regulators can also impose liabilities upon a company for amounts previously collected from customers, and for recovery of costs that are expected to be incurred in the future (regulatory liabilities).

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

      At September 30, 2004 and 2003, the regulated utility had recorded the following regulatory assets and liabilities on the Balance Sheets. These assets and liabilities will be recognized as revenues and expenses in future periods as they are reflected in customers’ rates.

Regulatory Assets and Liabilities

	Regulatory		Regulatory
(In millions)	Assets		Liabilities

At September 30,	2004	2003	2004	2003

Accrued asset removal costs (Note 1)	$–	$–	$251.7	$230.7
Income tax-related amounts due from/to customers	18.1	16.6	7.9	9.3
Least-cost planning costs	5.9	8.8	–	–
Losses on reacquired debt	7.7	7.1	–	–
Other post–retirement benefit costs (Note 11)	6.4	6.6	–	–
Gas costs due:
From customers	4.1	11.4	–	–
To customers	–	–	7.8	7.6
Deferred pension costs/income (Note 11)	–	4.2	5.4	8.1
Deferred gain on sale of assets	–	–	4.5	–
Deferred regulatory and other expenses	1.9	2.6	4.3	5.0
Deferred gas costs and pipeline supplier fees	16.1	10.5	–	–
Environmental response costs (Note 13)	2.6	4.3	–	–
Rights–of–way fees and other	3.2	2.1	–	–

Total	$66.0	$74.2	$281.6	$260.7

      Regulatory assets are reported on the Balance Sheets under the captions “Regulatory assets— Gas costs,” “Regulatory assets— Other” and “Gas costs due from customers.” Regulatory liabilities are reported on the Balance Sheets under the captions “Regulatory liabilities— Accrued asset removal costs,” “Regulatory liabilities— Other” and “Gas costs due to customers.” With the exception of “Gas costs due from customers” and “Regulatory assets— Gas costs,” there are no material regulatory assets that reflect an outlay of cash by Washington Gas for which Washington Gas does not earn its overall rate of return. Washington Gas is allowed to recover and is required to pay, using short-term interest rates, the carrying costs related to gas costs due from and to its customers in the District of Columbia and Virginia jurisdictions.

      As required by SFAS No. 71, Washington Gas monitors its regulatory and competitive environment to determine whether the recovery of its regulatory assets continues to be probable. If Washington Gas were to determine that recovery of these assets is no longer probable, it would write off the assets against earnings. The Company believes that SFAS No. 71 continues to apply to its regulated operations, and the recovery of its regulatory assets is probable.

      CASH AND CASH EQUIVALENTS

      WGL Holdings considers all investments with original maturities of three months or less to be cash equivalents. The Company did not have any restrictions on its cash balances that would impact the payment of dividends by WGL Holdings or its subsidiaries as of September 30, 2004.

      REVENUE AND COST RECOGNITION

       Utility Operations

       Revenues. For regulated deliveries of natural gas, Washington Gas reads meters and bills customers on a cycle basis. It accrues revenues for gas delivered, but not yet billed, at the end of the accounting period. Such revenues are recognized as unbilled revenues that are adjusted in subsequent periods when actual meter readings are taken.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

      Cost of Gas. The regulated utility’s jurisdictional tariffs contain mechanisms that provide for the recovery of the cost of gas paid to suppliers on behalf of firm customers. Under these mechanisms, the regulated utility periodically adjusts its firm customers’ rates to reflect increases and decreases in the cost of gas paid to suppliers. Annually, the regulated utility reconciles the difference between the total gas costs collected from firm customers and the total gas costs paid to suppliers. The regulated utility defers any excess or deficiency and either recovers it from, or refunds it to, customers over a subsequent twelve-month period. The balance sheet captions “Gas costs due from customers,” “Gas costs due to customers” and “Regulatory assets— gas costs” reflect amounts related to these reconciliations.

      Transportation Gas Imbalance. Interruptible shippers and third-party marketer shippers transport gas on the pipeline facilities of the regulated utility as part of the unbundled services offered by the regulated utility. The delivered volumes of gas from third-party shippers often do not equal the volumes delivered out of the pipeline system to the customers, resulting in a transportation gas imbalance. These imbalances are usually short-term in duration, and the regulated utility monitors the activity and regularly notifies the shippers when their accounts have an imbalance. In accordance with regulatory treatment, Washington Gas does not record assets or liabilities associated with gas volumes related to these transportation imbalances but, rather, reflects the economic impact in its actual cost adjustment balance calculations eliminating any profit or loss that would occur as a result of the imbalance.

      The regulated utility also engages an asset manager to operate its pipeline and storage capacity, and to assist in the acquisition of natural gas supply. From time to time, the asset manager will utilize the upstream pipeline capacity reserved by the regulated utility and the capacity from the regulated utility’s own pipeline system for its own purposes. The regulated utility also designates portions of its pipeline, peaking and storage capacity to third-party marketers, under a program approved by relevant regulatory bodies, in connection with its unbundling and customer choice programs.

       Non-Utility Operations

       Retail Energy-Marketing. WGEServices, the Company’s retail energy-marketing subsidiary, sells natural gas and electricity on an unregulated basis to residential, commercial and industrial customers both inside and outside the Washington Gas service territory.

      WGEServices enters into indexed or fixed-rate contracts with residential, commercial and industrial customers, for sales of natural gas. Customer contracts, which have terms of up to 36 months, allow WGEServices to bill customers based upon metered gas usage at customer premises or quantities delivered to the local utility, either of which may vary by month. WGEServices recognizes revenue based on contractual billing amounts plus an accrual for gas delivered and unbilled.

      WGEServices’ electric commodity contracts are full requirements contracts in which the wholesale energy suppliers from whom WGEServices purchases electricity are responsible for each customer’s full metered electricity usage. WGEServices recognizes revenue based on electricity delivered and billed to customers, and accrues revenue for electric volumes delivered, but not yet billed, at the end of the accounting period. WGEServices recognizes electricity costs based on the same volumetric estimates that it uses to record revenue. These estimates later are actualized to the customers’ final metered usage (refer to Note 14— Commitments and Contingencies for a further discussion of an electric supplier contract).

      Heating, Ventilating and Air Conditioning. Two unregulated subsidiaries, ACI and WGESystems, design and renovate mechanical HVAC systems for commercial and governmental customers under construction contracts. The Company recognizes income for all contracts using the percentage-of-completion method.

      RATE REFUNDS DUE TO CUSTOMERS

      If Washington Gas were to file a request with a state regulatory commission to modify customers’ rates, the regulated utility could, depending on the jurisdiction, charge customers the new rates until the regulatory commission renders a final decision. During this interim period, the regulated utility would potentially record a provision for a rate refund based on the difference between the amount it collected in rates subject to refund and the amount it expected

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

to recover pending the final regulatory decision. Similarly, Washington Gas periodically records provisions for rate refunds related to other transactions of the regulated utility. Actual results for these regulatory contingencies are difficult to predict and could differ significantly from the estimates reflected in the financial statements. When necessary, in management’s judgment, Washington Gas establishes an estimated refund to customers. Refer to Note 14— Commitments and Contingencies for a further discussion of the Company’s regulatory matters and related contingencies.

      REACQUISITION OF LONG-TERM DEBT

      Washington Gas defers gains or losses resulting from the reacquisition of long-term debt for financial reporting purposes, and amortizes them over future periods as adjustments to interest expense in accordance with established regulatory practice. For income tax purposes, Washington Gas recognizes these gains and losses when they are incurred.

      WEATHER INSURANCE POLICY

      Effective October 1, 2000, Washington Gas purchased a five-year weather insurance policy to minimize the impact of warmer-than-normal weather on the Company’s financial results. On an annual basis that begins on October 1 and ends on September 30 of each year during the five-year term of the policy, the regulated utility receives $32,000 for every heating degree day (HDD) below the normal level of HDDs stated in the policy. Washington Gas cannot be paid for more than 515 HDDs per fiscal year, subject to certain limitations. Furthermore, the regulated utility cannot be paid for more than 1,295 HDDs over the entire five-year policy life.

      Washington Gas pays an annual premium of $4.25 million for the weather insurance policy and spreads the premium cost during the year on the basis of the estimated normal HDDs that are expected in each month of the year. Using this method of accounting for the insurance premium causes approximately 90 percent of the annual premium to be recorded during the first and second quarters of the fiscal year.

      At any point in time during the fiscal year, benefits derived from the policy are recorded in WGL Holdings’ Consolidated Statements of Income for the cumulative number of HDDs that are warmer than normal, multiplied by $32,000, with an assumption of normal weather for the remainder of the fiscal year. As a result, income from the policy recorded in one interim accounting period can be reduced or even eliminated in a subsequent interim accounting period. The benefits derived from the policy in any one fiscal year cannot be eliminated in a subsequent fiscal year other than to reduce the remaining number of HDDs that can be utilized over the five-year term of the policy.

      In fiscal years 2004 and 2003, weather was colder than normal and Washington Gas realized no benefits from this insurance. In fiscal year 2002, the regulated utility recorded $14.8 million of pre-tax income from the policy as the weather from October 1, 2001 through September 30, 2002 was 462 HDDs warmer than the normal HDDs, as defined by the terms of the policy. This income from the policy was accrued in fiscal year 2002, and cash was subsequently received in October 2002 from the underwriter of the insurance policy.

      The weather insurance policy is accounted for under the guidelines issued by the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) in Issue No. 99-2. Washington Gas records both the benefits and the expense of the insurance in “Other income (expenses)— net” in the Statements of Income. The premium expense and any benefits that are derived from the weather insurance policy are not considered in establishing the retail rates of the regulated utility.

      CONCENTRATION OF CREDIT RISK

      The revenues of the regulated utility segment accounted for approximately 61.9 percent of WGL Holdings’ total consolidated revenues. There is a relatively low concentration of credit risk in the regulated utility with respect to its customer base due to the large number of customers, none of which are singularly large as a percentage of the regulated utility’s total customer base. Certain suppliers that sell gas to Washington Gas have either relatively low credit ratings or are not rated by major credit rating agencies. A supplier’s failure to deliver contracted volumes of gas

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

may cause the regulated utility to replace those volumes at prevailing market prices, which may be higher than the original transaction prices, and pass these costs through to its sales customers under the purchase gas cost adjustment mechanisms.

      The concentration of credit risk for WGEServices’ retail energy-marketing business as it relates to the size of its customer base is very similar to the credit risk associated with the regulated utility. The retail energy-marketing business purchases natural gas and electricity from certain suppliers that have low credit ratings or are not rated by major credit rating agencies. This presents a risk to the extent a supplier does not deliver gas or electricity under the terms of its contract and the retail energy-marketing company has to repurchase energy at a higher cost. In July 2003, the principal supplier of electricity to WGEServices filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code but has, to date, continued to honor its supply obligations to WGEServices. Refer to Note 14— Commitments and Contingencies for a further discussion of the credit risk associated with WGEServices’ electric supplier contract.

      DERIVATIVE ACTIVITIES

      The Company applies the accounting guidelines of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (collectively referred to as SFAS No. 133). SFAS No. 133 requires derivative instruments, including derivative instruments embedded in certain contracts, to be recorded at fair value as either an asset or a liability. Changes in the derivative’s fair value are recorded in earnings, unless the derivative meets specific hedge accounting criteria. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative generally are recorded in other comprehensive income (loss) and recognized in income when the hedged item affects earnings. Additionally in accordance with SFAS No. 133, the Company formally documents, designates and assesses the effectiveness of derivatives that are accounted for as hedging instruments. For those derivatives that are associated with activities of the regulated utility whose costs are likely to be recovered from or refunded to customers in future periods, the corresponding fair value is recorded as a regulatory asset or a regulatory liability, subject to SFAS No. 71, rather than through earnings or other comprehensive income (loss).

      The Company enters into forward contracts and other related transactions for the purchase of natural gas. A majority of these contracts qualify as normal purchases and sales, and are exempt from the accounting requirements of SFAS No. 133. Contracts that qualify as derivative instruments under SFAS No. 133 are recorded on the balance sheet at fair value.

      From time to time, Washington Gas utilizes derivative instruments that are designed to minimize interest-rate risk associated with planned issuances of Medium-Term Notes (MTNs). The interest costs associated with issuing MTNs reflect spreads over comparable maturity U.S. Treasury yields. Such spreads take into account credit quality, maturity and other factors.

      Refer to Note 6— Derivative Instruments for a further discussion of these transactions.

      INCOME TAXES

      The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, the Company recognizes deferred income taxes for all temporary differences between the financial statement and tax basis of assets and liabilities at currently enacted income tax rates.

      SFAS No. 109 also requires recognition of the additional deferred income tax assets and liabilities for temporary differences where regulators prohibit deferred income tax treatment for ratemaking purposes of the regulated utility. Regulatory assets or liabilities corresponding to such additional deferred income tax assets or liabilities may be recorded to the extent the Company believes they will be recoverable from or payable to customers through the ratemaking process. Refer to the table under “Regulated Operations” above that depicts the regulated utility’s regulatory assets and liabilities associated with income taxes due from and to customers at September 30, 2004 and

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

2003. Amounts applicable to income taxes due from and due to customers primarily represent differences between the book and tax basis of net utility plant in service.

      The Company amortizes investment tax credits as reductions to income tax expense over the estimated service lives of the related properties.

      STOCK-BASED COMPENSATION

      As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the Company applies Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation plans. In accordance with APB No. 25, the Company does not record compensation expense related to its stock option grants. The Company records compensation expense for performance shares awarded to certain key employees. If compensation expense for stock options had been determined and recorded based on fair value at their grant dates consistent with the method prescribed by SFAS No. 123, as amended, the Company’s net income and earnings per share would have been reduced to the amounts shown in the following table.

Pro Forma Effect of Stock Options

	Years Ended September 30,

(In thousands, except per share data)	2004	2003	2002

Net Income As Reported	$96,637	$112,342	$39,121
Add: Stock-based employee compensation expense included in reported net income, net of tax (a)	1,225	1,078	528
Deduct: Total stock-based employee compensation expense determined under the fair value-based method, net of tax	(1,656)	(1,425)	(902)

Pro Forma Net Income	$96,206	$111,995	$38,747

Earnings per average common share—basic
As reported	$1.99	$2.31	$0.81
Pro forma	$1.98	$2.31	$0.80
Earnings per average common share—diluted
As reported	$1.98	$2.30	$0.80
Pro forma	$1.97	$2.30	$0.80

(a)	Reflects compensation expense related to performance shares.

      RECENT ACCOUNTING STANDARDS

      Effective March 31, 2004, the Company adopted SFAS No. 132 (revised 2003), Employers’ Disclosure about Pensions and Other Postretirement Benefits, which amends SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, and replaces SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (collectively referred to as “SFAS No. 132 (revised)”). SFAS No. 132 (revised) expands employers’ disclosures about pension and other post-retirement benefit plans to present more information regarding the economic resources and obligations of such plans in terms of the plans’ assets, obligations, cash flows and net periodic benefit costs (refer to Note 11— Pension and Post-Retirement Benefit Plans). Additionally, SFAS No. 132 (revised) requires interim-period disclosures regarding plan benefit costs and plan contributions. The adoption of SFAS No. 132 (revised) did not change the Company’s measurement or recognition of pension and other post-retirement benefit costs as required by SFAS No. 87, SFAS No. 88 and SFAS No. 106, nor did the adoption of this new standard have any effect on the Company’s consolidated financial statements.

      Effective December 2003, the Company adopted FASB Staff Position (FSP) No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

No. 106-1 permitted the sponsor of a post-retirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act), and required certain disclosures pending further consideration of the underlying accounting issue. The Act, signed into law on December 8, 2003, introduces a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare (Medicare Part D). The Company elected to follow the deferral provisions of FSP No. 106-1 for both the first and second quarters ended December 31, 2003 and March 31, 2004, respectively. In accordance with this FSP, the effects of this Act on any measures of the Accumulated Post-Retirement Benefit Obligation (APBO) or net periodic post-retirement benefit cost associated with the Company’s benefit plans were not reflected in the Company’s unaudited consolidated financial statements or accompanying notes for those interim reporting periods. The deferral provisions of FSP No. 106-1 were permitted until such time as new specific authoritative guidance on the accounting for the Medicare subsidy was issued.

      In May 2004, the FASB issued FSP No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which superseded the accounting guidance in FSP No. 106-1. FSP No. 106-2 provides specific guidance on accounting for the effects of the Act for employers sponsoring post-retirement health care plans that provide certain prescription drug benefits. Additionally, this guidance allows companies who elected to follow the deferral provisions of FSP No. 106-1, and whose prescription drug benefit plans are actuarially equivalent to the benefit to be provided under Medicare Part D, to either reflect the effects of the federal subsidy to be provided by the Act in their financial statements on a prospective basis or on a retroactive basis.

      The Company and its external actuary determined that the prescription drug benefit provided by the Company’s post-retirement benefit plans as of the date of the Act’s enactment was at least actuarially equivalent to those that will be provided by Medicare Part D and, accordingly, the Company will be entitled to the federal subsidy when it begins in calendar year 2006. In June 2004, the Company adopted the provisions of FSP No. 106-2, and applied these provisions on a retroactive basis effective January 1, 2004, the beginning of the Company’s second quarter of fiscal year 2004. Accordingly, the Company calculated the incremental effect of the Medicare subsidy on its APBO as of December 31, 2003, the end of the interim period that included the date of the Act’s enactment (all other actuarial assumptions determined as of September 30, 2003 for fiscal year 2004 were not changed). Based on this calculation, the Company recognized the effects of the Medicare subsidy on its net periodic post-retirement benefit costs which, net of capitalization and deferrals required by the effects of regulation on the regulated utility, reduced this expense and improved earnings by $2.7 million for the fiscal year ended September 30, 2004 (refer to Note 11— Pensions and Other Post-Retirement Benefit Plans). Additionally, the Company restated net income for the three months ended March 31, 2004, increasing it by $1.2 million to recognize the effect of the subsidy related to this period (refer to Supplementary Financial Information (Unaudited)) included in this Annual Report on Form 10-K for further information regarding the interim period restatement).

      In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (FIN 46R). The primary objective of FIN 46R is to provide guidance on the identification and consolidation of variable interest entities (VIEs), which are entities by which control is achieved through means other than voting rights. FIN 46R replaced FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. FIN 46R generally became effective March 31, 2004 for all VIEs. Management has reviewed this new standard and concluded that it does not have any effect on the Company’s consolidated financial statements at this time.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

      In November 2004, the FASB issued SFAS No. 151, Inventory Costs. SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be charged to income as a current period expense rather than capitalized as inventory costs. SFAS No. 151 is effective for the Company on October 1, 2005. Management is currently reviewing the effect of this new standard, but does not believe it will materially affect the Company’s consolidated financial statements.

2. DISPOSITION OF LIMITED LIABILITY COMPANY INVESTMENT

       On September 20, 2002, WGL Holdings and Thayer Capital Partners (Thayer) entered into an agreement to restructure Primary Investors LLC (Primary Investors), a limited liability company in which the Company held a 50 percent equity method investment, such that WGL Holdings had no liability or financial commitment to Thayer, Primary Investors or any subsidiary of Primary Investors. On October 15, 2002, WGL Holdings and Primary Investors executed a final closing, and WGL Holdings transferred all of its interest in Primary Investors to Thayer. Since September 30, 2002, the Company had no net investment in this equity venture nor was there any effect on consolidated net income from this venture during fiscal years 2003 and 2004. Net income for fiscal year ended 2002 included a net loss from these operations of $3.5 million as well as an impairment provision of $9.4 million to reflect the permanent decline in value.

3. SALE OF CARRIED INTEREST AND OTHER ASSETS

       During the second quarter of fiscal year 2004, the Company’s non-utility operations realized pre-tax earnings of $6.4 million from the sale, by a third party, of two buildings at Maritime Plaza, a commercial development project in which the Company held a carried interest. This carried interest had no cost basis, and was accounted for under the equity method. WGL Holdings utilized a capital loss carryforward to offset the federal income taxes associated with this transaction and, after considering other local income tax expense, WGL Holdings realized after-tax earnings of $5.8 million for the fiscal year ended September 30, 2004.

      In the quarter ended March 31, 2003, the regulated utility realized a pre-tax gain of $4.1 million (or $2.5 million after income taxes) from the sale of its land and the former headquarters building located in Washington, D.C. This gain was reported in “Other income (expenses)— net” for the fiscal year ended September 30, 2003 after considering management’s estimate of the regulatory liability that would be due to customers as a result of this gain (refer to Note 14— Commitments and Contingencies for a further discussion of these regulatory matters and related contingencies).

      In the quarter ended December 31, 2002, the Company’s non-utility operations realized a pre-tax gain of $1.5 million (or $926,000 after income taxes) from the sale of a real estate partnership interest.

4. SHORT-TERM DEBT

       WGL Holdings and Washington Gas satisfy their short-term financing requirements through the sale of commercial paper or through bank borrowings. Due to the seasonal nature of the regulated utility and retail energy-marketing operations, short-term financing requirements can vary significantly during the year. The Company maintains revolving credit agreements to support its outstanding commercial paper and to permit short-term borrowing flexibility. The Company’s policy is to maintain bank credit facilities in an amount equal to its expected maximum commercial paper position.

      Effective April 28, 2004, Washington Gas and WGL Holdings each entered into new credit agreements with a group of banks in the amount of $175 million for each entity. The credit facility for Washington Gas expires on April 28, 2009, and permits the regulated utility to request until April 28, 2005, and the banks to approve, an additional line of credit of $100 million above the original credit limit, for a maximum potential total of $275 million. The WGL Holdings’ credit facility expires on April 27, 2007, and permits the Company to request until April 28, 2005, and the banks to approve, an additional line of credit of $50 million above the original credit limit, for a maximum

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

potential total of $225 million. As of September 30, 2004, there was no amount outstanding under either the Washington Gas or WGL Holdings credit facility.

      Both WGL Holdings and Washington Gas may reduce the amount of the commitments at their option. Depending on the type of borrowing option chosen under these credit agreements, loans may bear interest at variable rates based on the Eurodollar rate, the higher of the prime lending rate or the Fed Funds effective rate, or at a competitive rate determined through auction.

      In the event the long-term debt of Washington Gas is downgraded below certain levels, WGL Holdings and Washington Gas would be required to pay higher facility fees on their revolving credit agreements. Also under the revolving credit agreements, the ratio of consolidated indebtedness to consolidated total capitalization can not exceed 0.65 to 1.0 (65.0 percent), and, for WGL Holdings, the ratio of earnings before interest and taxes to interest expense can not fall below 2.25 to 1.0 (2.25 times). Under the terms of the revolving credit agreements, WGL Holdings and Washington Gas are required to inform lenders of changes in corporate existence, financial conditions, litigation and environmental warranties that might have a material adverse effect. The failure to inform the lenders’ agent of changes in these areas deemed material in nature might constitute default under the agreement. A default, if not remedied, may lead to a suspension of further loans and/or acceleration in which obligations become immediately due and payable. At September 30, 2004, the Company was in compliance with all of the covenants under its revolving credit agreements.

      At September 30, 2004 and 2003, WGL Holdings and its subsidiaries had $95.6 million and $166.7 million, respectively, in commercial paper outstanding at a weighted average cost of 1.99 percent and 1.17 percent, respectively. Included in these consolidated balances were $18.7 million and $65.2 million in commercial paper that Washington Gas had outstanding at September 30, 2004 and 2003, respectively.

5. LONG-TERM DEBT

       FIRST MORTGAGE BONDS

      The Mortgage of Washington Gas dated January 1, 1933 (Mortgage), as supplemented and amended, securing any First Mortgage Bonds (FMBs) it issues, constitutes a direct lien on substantially all property and franchises owned by the regulated utility, other than a small amount of property that is expressly excluded. The regulated utility had no debt outstanding under the Mortgage at September 30, 2004 and 2003. Any FMBs that may be issued in the future will represent indebtedness of Washington Gas.

       SHELF REGISTRATION

      At September 30, 2004, Washington Gas was authorized to issue up to $213.0 million of long-term debt under a shelf registration that was declared effective by the Securities and Exchange Commission (SEC) on April 24, 2003. On May 20, 2003, Washington Gas executed a Distribution Agreement with certain financial institutions for the issuance and sale of debt securities included in the shelf registration statement.

       UNSECURED MEDIUM-TERM NOTES

      Washington Gas issues unsecured Medium-Term Notes (MTNs) with individual terms regarding interest rates, maturities and call or put options. These notes can have maturity dates of one or more years from the date of issuance. At September 30, 2004 and 2003, the weighted average interest rate on all outstanding MTNs was 6.46 percent and 6.58 percent, respectively.

      The indenture for these unsecured MTNs provides that Washington Gas will not issue any FMBs under its Mortgage without securing all MTNs with all other debt secured by the Mortgage.

      Certain of Washington Gas’ outstanding MTNs have call options, put options, or both. Certain other MTNs have attached a make-whole call feature that pays the holder a premium based on a spread over the yield to maturity of a U.S. Treasury security having a comparable maturity, when that particular note is called by Washington Gas before its stated maturity date. With the exception of this make-whole call feature, Washington Gas is not required to pay call premiums for calling debt prior to the stated maturity date.

      On November 17, 2003, Washington Gas paid $37.2 million plus accrued interest to redeem $36.0 million of 6.95 percent MTNs that were due in fiscal year 2024, and replaced this debt with $37.0 million of 4.88 percent MTNs due in fiscal year 2014 that were issued in November 2003. The $1.2 million loss incurred in connection with the debt retirement was deferred and is being amortized over the life of the newly issued debt in accordance with regulatory accounting requirements. Refer to Note 6— Derivative Instruments for a discussion of a derivative transaction that was settled concurrent with the debt issuance discussed in this footnote.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

       LONG-TERM DEBT MATURITIES

      Maturities of long-term debt for each of the next five fiscal years and thereafter as of September 30, 2004 are summarized in the following table.

Long-Term Debt Maturities(a)

(In millions)	MTNs	Other	Total

2005	$60.5	$0.1	$60.6
2006	50.0	0.3	50.3
2007	85.0	0.1	85.1
2008	45.1	0.1	45.2
2009	75.0	0.1	75.1
Thereafter	318.5	16.0	334.5

Total	634.1	16.7	650.8
Less: current maturities	60.5	0.1	60.6

Total non-current	$573.6	$16.6	$590.2

(a)	Excludes unamortized discounts of $80,000 as of September 30, 2004.

6. DERIVATIVE INSTRUMENTS

       Washington Gas enters into forward contracts and other related transactions for the purchase of natural gas that qualify as derivative instruments under SFAS No. 133. The net fair value loss of these forward contracts and other related transactions, at September 30, 2004 and 2003, totaled $8.2 million and $3.3 million, respectively. These amounts were recorded as a payable, with a corresponding amount recorded as a regulatory asset in accordance with regulatory accounting requirements.

      Washington Gas enters into derivative instruments that are designed to minimize interest-rate risk associated with planned issuances of MTNs. In June 2003, Washington Gas entered into two forward-starting swaps with an aggregate notional principal amount of $62.0 million to mitigate a substantial portion of interest-rate risk associated with anticipated future debt transactions. These swaps were designated as cash flow hedges in accordance with SFAS No. 133, and were carried at fair value. Concurrent with the issuance of $37.0 million of MTNs in November 2003 (see Note 5— Long-Term Debt), Washington Gas terminated $37.0 million of the total $62.0 million aggregate notional principal amount of the forward-starting swaps. Washington Gas received $2.6 million associated with the settlement of this hedge agreement, which was recorded as a regulatory liability. As a result of a Virginia rate order issued on September 27, 2004, $737,000 of this amount received was reclassified from a regulatory liability to a current liability as it will be refunded to customers during the January 2005 billing cycle (refer to Note 14— Commitments and Contingencies for a further discussion of this regulatory matter). The remaining balance is being amortized over the life of the newly issued MTNs in accordance with regulatory accounting requirements. In December 2003, Washington Gas terminated the remaining $25.0 million aggregate notional principal of the forward-starting swaps, and received $1.2 million associated with the settlement of this hedge agreement which was recorded as a regulatory liability. Of this amount, $495,000 was reclassified to a current liability which will be refunded to customers in connection with a Virginia rate order.

      On September 16, 2004, Washington Gas entered into two forward-starting swaps with an aggregate notional principal amount of $60.5 million. These swaps are intended to mitigate a substantial portion of interest-rate risk associated with anticipated future debt transactions, and are scheduled to terminate in fiscal year 2005 concurrent with the execution of debt transactions planned for that year. These swaps were designated as cash flow hedges and carried at fair value. At September 30, 2004, these instruments had a fair value loss totaling $475,000 that was recorded as a payable with a corresponding amount recorded as a regulatory asset.

      The Company’s non-regulated retail energy-marketing subsidiary, WGEServices, enters into contracts for the sale and purchase of natural gas that qualify as derivative instruments under SFAS No. 133. WGEServices also enters into other derivative instruments (primarily in the form of call options, put options and swap contracts) related to the sale and purchase of natural gas. WGEServices’ derivative instruments are recorded at fair value on the Company’s

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Consolidated Balance Sheets. Changes in the fair value of these various derivative instruments are reflected in the earnings of the retail energy-marketing segment. These derivative instruments were valued at $719,000 and $188,000 at September 30, 2004 and 2003, respectively. WGEServices recorded net gains of $892,000 and $221,000 for fiscal years 2004 and 2003, respectively. WGEServices recorded a net loss of $323,000 during fiscal year 2002 related to similar derivative instruments.

      WGEServices also holds HDD option contracts that are used to manage its risk for natural gas customers who participate in a program that allows them to pay a fixed amount for their gas requirements regardless of the amount of gas consumed. These hedges cover a portion of WGEServices’ estimated net revenue exposure to variations in HDDs. These contracts pay WGEServices a fixed dollar amount for every HDD over a specified level during the calculation period. Similar to Washington Gas’ weather insurance policy (see Note 1— Accounting Policies), these contracts are accounted for under the guidelines issued by EITF Issue No. 99-2. WGEServices recorded, net of premium costs, a net loss related to these hedges of $114,000 for fiscal year 2004, and a net gain of $372,000 for fiscal year 2003. No such gains or losses were recorded in fiscal year 2002.

7. COMMON STOCK

       COMMON STOCK OUTSTANDING

      Shares of common stock outstanding, net of treasury shares, were 48,652,507, 48,611,563 and 48,564,667 at September 30, 2004, 2003 and 2002, respectively.

       COMMON STOCK RESERVES

      At September 30, 2004, there were 2,951,956 authorized, but unissued, shares of common stock reserved under the following plans.

Common Stock Reserves

Reserved for:	Number of Shares

Incentive compensation plan(a)	1,863,687
Dividend reinvestment and common stock purchase plan	376,890
Employee savings plans	637,196
Directors’ stock compensation plan	74,183

Total common stock reserves	2,951,956

(a)	Included are shares that potentially could be issued and that would reduce the Incentive Compensation Plan shares authorized. These shares include 940,300 shares dedicated to incentive stock options issued but not exercised, and 249,566 shares dedicated to performance shares granted but not vested.

     Refer to Note 12— Stock-Based Compensation for a discussion regarding the Company’s stock-based compensation plans.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

8. PREFERRED STOCK

       Washington Gas has three series of cumulative preferred stock outstanding, and each series is callable by Washington Gas. All three series have a dividend preference that prevents Washington Gas from declaring and paying common dividends unless preferred dividends have been paid. In addition, all outstanding shares of preferred stock have a preference as to the amounts that would be distributed in the event of a liquidation or dissolution of Washington Gas. The following table presents this information, as well as call prices for each preferred stock series outstanding.

Preferred Stock

		Liquidation Preference
Preferred		Per Share
Series	Shares			Call Price
Outstanding	Outstanding	Involuntary	Voluntary	Per Share

$4.80	150,000	$100	$101	$101
$4.25	70,600	$100	$105	$105
$5.00	60,000	$100	$102	$102

9. EARNINGS PER SHARE

       Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS assumes the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period (see Note 12— Stock-Based Compensation). The following table reflects the computation of the Company’s basic and diluted EPS for WGL Holdings for fiscal years ended September 2004, 2003 and 2002, respectively.

Basic EPS and Diluted EPS

	Net		Per Share
(In thousands, except per share data)	Income	Shares	Amount

Year Ended September 30, 2004
Basic EPS:
Net income	$96,637	48,640	$1.99
Stock-based compensation plans	–	207	–

Diluted EPS:
Net income	$96,637	48,847	$1.98

Year Ended September 30, 2003
Basic EPS:
Net income	$112,342	48,587	$2.31
Stock-based compensation plans	–	169	–

Diluted EPS:
Net income	$112,342	48,756	$2.30

Year Ended September 30, 2002
Basic EPS:
Net income	$39,121	48,563	$0.81
Stock-based compensation plans	–	88	–

Diluted EPS:
Net income	$39,121	48,651	$0.80

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

10. INCOME TAXES

       The Company files a consolidated federal income tax return. The Company’s federal income tax returns for all years through September 30, 2000 have been reviewed and closed, or closed without review by the Internal Revenue Service. The Company and each of its subsidiaries also participate in a tax sharing agreement that establishes the method for allocating tax benefits from losses to various subsidiaries that are utilized on a consolidated federal income tax return. During fiscal year 2004, Washington Gas realized $5.3 million of tax savings resulting from this tax sharing agreement. This benefit was reflected primarily in “Other income (expenses)— net” on Washington Gas’ Statement of Income. The effect of this allocation of benefits to Washington Gas has no effect on WGL Holdings’ consolidated financial statements. During fiscal years 2003 and 2002, Washington Gas realized $355,000 and $1.1 million, respectively, of tax savings as a result of this tax sharing agreement. State income tax returns are filed on a separate company basis in states where the Company has operations and/or a requirement to file.

      The Statements of Income Taxes provide the following: (i) the components of income tax expense; (ii) a reconciliation between the statutory federal income tax rate and the effective income tax rate and (iii) the components of accumulated deferred income tax assets and liabilities at September 30, 2004 and 2003.

      During fiscal years ended September 30, 2004 and 2003, the Company recognized tax benefits of $2.0 million and $2.4 million, respectively, from the release of a valuation allowance associated primarily with previously unrecognized capital losses. A valuation allowance of $2.0 million and $4.0 million remained for unused tax benefits of capital losses as of September 30, 2004 and 2003, respectively.

11. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

       Washington Gas maintains a qualified, trusteed, non-contributory defined benefit pension plan (qualified pension plan) covering all active and vested former employees of Washington Gas. To the extent allowable by law, Washington Gas funds pension costs accrued for the qualified pension plan.

      Executive officers of Washington Gas also participate in a non-funded supplemental executive retirement plan (SERP), a non-qualified defined benefit pension plan. A rabbi trust has been established for the potential future funding of the SERP liability.

      Washington Gas provides certain healthcare and life insurance benefits for retired employees. Substantially all employees of the regulated utility may become eligible for such benefits if they attain retirement status while working for Washington Gas. The Company accounts for these benefits under the provisions of SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. The Company elected to amortize the accumulated post-retirement benefit obligation of $190.6 million existing at the October 1, 1993 adoption date of this standard, known as the transition obligation, over a twenty-year period. Effective January 1, 2004, changes were made to post-retirement medical benefits that reduced the Company’s post-retirement benefit obligations by $37.9 million as of September 30, 2003.

      Certain subsidiaries of the Company offer defined-contribution savings plans to eligible employees, covering all employee groups. These plans allow participants to defer on a pre-tax or after-tax basis, a portion of their salaries for investment in various alternatives. The Company makes matching contributions to the amounts contributed by employees in accordance with the specific plan provisions. The Company’s contributions to the plans were $3.0 million during both fiscal years 2004 and 2003, and $2.9 million during fiscal year 2002.

      The Company uses a measurement date of September 30 for its pension, and retiree healthcare and life insurance benefit plans.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

      The following tables provide certain information about the Company’s post-retirement benefits:

Post-Retirement Benefits

			Health and Life
(In millions)	Pension Benefits		Benefits

Years Ended September 30,	2004	2003	2004	2003

Change in benefit obligation
Benefit obligation at beginning of year	$615.9	$567.1	$361.2	$322.9
Service cost	10.3	9.2	8.6	8.0
Interest cost	36.1	35.9	19.8	20.5
Change in plan benefits	–	–	–	(37.9)
Actuarial loss	27.6	35.6	36.5	62.7
Benefits paid	(34.1)	(31.9)	(17.6)	(15.0)

Benefit obligation at end of year	$655.8	$615.9	$408.5	$361.2

Change in plan assets
Fair value of plan assets at beginning of year	$661.5	$611.2	$163.5	$147.3
Actual return on plan assets	56.8	83.1	2.2	2.8
Company contributions	1.2	1.2	27.0	28.4
Expenses	(2.3)	(2.1)	–	–
Benefits paid	(34.1)	(31.9)	(17.6)	(15.0)

Fair value of plan assets at end of year	$683.1	$661.5	$175.1	$163.5

Funded status
Funded status of plan	$27.3	$45.6	$(233.4)	$(197.7)
Unrecognized actuarial net (gains)/losses	13.2	(11.3)	166.3	124.3
Unrecognized prior service cost	15.5	17.8	–	–
Unrecognized transition obligation	–	0.2	51.7	57.4

Prepaid (accrued) benefit cost	$56.0	$52.3	$(15.4)	$(16.0)

			Health and Life
(In millions)	Pension Benefits		Benefits

At September 30,	2004	2003	2004	2003

Total amounts recognized on balance sheet
Prepaid benefit cost	$71.9	$66.8	$–	$–
Accrued benefit liability	(20.5)	(19.8)	(15.4)	(16.0)
Regulatory asset	–	4.2	–	–
Intangible asset	2.2	–	–	–
Accumulated other comprehensive loss	2.4	1.1	–	–

Total recognized	$56.0	$52.3	$(15.4)	$(16.0)

      The Company’s Accumulated Benefit Obligation (ABO) for its qualified pension plan was $574.5 million at September 30, 2004 and $527.8 million at September 30, 2003. The projected benefit obligation and ABO for the Company’s non-funded SERP, which had accumulated benefits in excess of plan assets, were $24.4 million and $20.5 million, respectively, as of September 30, 2004, and $21.8 million and $19.8 million, respectively, as of September 30, 2003. The SERP is reflected in the table above and has no assets.

      As of September 30, 2003, the Company had recorded a minimum pension obligation of $5.3 million related to the SERP, with corresponding amounts recorded to “Regulatory assets— Other” of $4.2 million and “Accumulated other comprehensive loss” of $1.1 million (before income taxes). This accounting treatment reflected the Company’s

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

belief that a significant portion of this obligation ultimately would be recovered through future rates in certain jurisdictions. During fiscal year 2004, the Company discontinued regulatory accounting treatment related to the SERP. At September 30, 2004, the Company had recorded a minimum pension obligation of $4.6 million related to the SERP, with corresponding amounts recorded to an intangible asset of $2.2 million included in “Deferred charges and other assets— Other” and $2.4 million recorded to “Accumulated other comprehensive loss.”

      The pre-tax amounts included in other comprehensive loss due to the increase in the minimum pension obligation related to the SERP were $1.3 million ($753,000 after income taxes) and $1.1 million ($716,000 after income taxes) for the fiscal years ended September 30, 2004 and 2003.

      Assets under the Company’s post-retirement benefit plans are valued using a method designed to spread realized and unrealized gains and losses over a period of five years. Each year, 20 percent of the prior five years’ asset gains and losses are recognized. The market-related value of assets is set equal to the market value of assets less the following percentages of prior years’ realized and unrealized gains and losses on equities: 80 percent of prior year, 60 percent of the second prior year, 40 percent of the third prior year and 20 percent of the fourth prior year.

      The Company employs a total return investment approach whereby a mix of equities and fixed income investments can be used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio can contain a diversified blend of equity and fixed income investments. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews.

      The asset allocations for the qualified pension plan and healthcare and life insurance benefit trusts as of September 30, 2004 and 2003 and the weighted average target asset allocations as of September 30, 2004, by asset category, are as follows:

Post-Retirement Investment Allocations

	Pension Benefits			Health and Life Benefits

	Target	Actual		Target	Actual
	Allocation	Allocation		Allocation	Allocation

At September 30,	2004	2004	2003	2004	2004	2003

Asset Category
Equity Securities(a)	50%	50%	51%	50%	4%	–
Debt Securities	50%	50%	49%	50%	96%	100%

Total	100%	100%	100%	100%	100%	100%

(a)	None of the Company’s common stock is included in its plans.

     Expected benefit payments, including benefits attributable to estimated future employee service, which are expected to be paid over the next ten years are as follows:

Expected Benefit Payments

	Pension	Health and Life
(In millions)	Benefits	Benefits

2005	$34.3	$17.3
2006	35.0	18.8
2007	36.2	20.4
2008	37.4	22.0
2009	38.6	23.5
2010– 2014	218.4	141.2

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

      During fiscal year 2005, the Company does not expect to make any contributions related to its qualified pension plan. The Company expects to make payments totaling $1.3 million in fiscal year 2005 to participants in its non-funded SERP.

      The Company expects to contribute $34.0 million to its health and life insurance benefit plan during fiscal year 2005.

Components of Net Periodic Benefit Costs (Income)

(In millions)	Pension Benefits			Health and Life Benefits

Years Ended September 30,	2004	2003	2002	2004	2003	2002

Components of net periodic benefit cost (income)
Service cost	$10.4	$9.2	$8.1	$8.6	$8.0	$6.1
Interest cost	36.1	35.9	35.5	19.8	20.6	18.3
Expected return on plan assets	(52.3)	(54.0)	(55.8)	(12.1)	(11.4)	(10.2)
Recognized prior service cost	2.3	2.3	2.3	–	–	–
Recognized actuarial loss (gain)	0.9	0.5	(6.5)	4.1	1.1	–
Amortization of transition obligation (asset)-net	0.2	0.2	(0.9)	5.7	9.5	9.5

Net periodic benefit cost (income)	(2.4)	(5.9)	(17.3)	26.1	27.8	23.7

Amount capitalized as construction cost	0.7	1.5	4.4	(4.7)	(5.8)	(4.2)
Amount deferred as regulatory asset/liability-net	(2.7)	0.8	3.4	0.2	0.6	1.4

Amount charged (credited) to expense	$(4.4)	$(3.6)	$(9.5)	$21.6	$22.6	$20.9

      As discussed in Note 1— Accounting Policies, the Company implemented FSP No. 106-2 in June 2004, to account for the impact of the Medicare subsidy on the Company’s post-retirement benefits costs.

      The implementation of FSP No. 106-2 resulted in a $33.8 million reduction in the APBO, and was accounted for as an actuarial gain as required by the FSP. The table below reflects the effects of the Medicare subsidy on the components of net periodic benefits cost related to the Company’s healthcare and life insurance benefit plans for the year ended September 30, 2004.

Effect of Medicare Subsidy on Components of Net Periodic Benefit Costs

Health and Life
(In millions)	Benefits

Year Ended September 30,	2004

Components of net periodic benefit costs (income)
Service cost	$(0.6)
Interest cost	(1.5)
Recognized actuarial gain	(2.0)

Net periodic benefit income	(4.1)

Amount capitalized as construction costs	0.7
Amount deferred as regulatory asset/liability-net	0.7

Amount credited to expense	$(2.7)

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

      Expected receipts attributable to the Medicare subsidy to be received over the next ten years are as follows:

Medicare Subsidy Receipts

Health and Life
(In millions)	Benefits

2005	$–
2006	0.9
2007	1.4
2008	1.6
2009	1.7
2010– 2014	10.6

      The weighted average assumptions used to determine net periodic benefit obligations and net periodic benefit costs were as follows:

Net Periodic Benefit Obligations Assumptions

	Pension Benefits		Health and Life Benefits

Years Ended September 30,	2004	2003	2004	2003

Discount rate	5.75%	6.00%	5.75%	6.00%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

Net Periodic Benefit Cost Assumptions

	Pension Benefits			Health and Life Benefits

Years Ended September 30,	2004	2003	2002	2004	2003	2002

Discount rate	6.00%	6.50%	7.25%	6.00%	6.50%	7.25%
Expected long-term return on plan assets	8.25%	8.50%	8.50%	7.25%	8.25%	8.25%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%

      The Company determines the expected long-term rate of return by averaging the expected earnings for the target asset portfolio. In developing the Company’s expected rate of return assumption, the Company evaluates an analysis of historical actual performance and long-term return projections, which gives consideration to the Company’s asset mix and anticipated length of obligation of the plan.

      The Company has assumed the initial healthcare cost trend rates related to the APBO at September 30, 2004 for Medicare and non-Medicare eligible retirees to be 12.0 percent and 10.0 percent, respectively. The Company expects these rates to decrease gradually to 5.75 percent and 5.50 percent, respectively, in 2010 and remain at those levels thereafter.

      The assumed healthcare trend rate has a significant effect on the amounts reported for the healthcare plans. A one percentage-point change in the assumed healthcare trend rate would have the following effects:

Healthcare Trends

	One Percentage-Point	One Percentage-Point
(In millions)	Increase	Decrease

Increase (decrease) total service and interest cost components	$5.4	$(4.2)
Increase (decrease) post-retirement benefit obligation	$63.3	$(50.6)

      A significant portion of the estimated post-retirement medical and life insurance benefits apply to the Company’s regulated activities.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

      The Public Service Commission of the District of Columbia (PSC of DC) granted the recovery of post-retirement medical and life insurance benefit costs determined in accordance with GAAP through a five-year phase-in plan that ended September 30, 1998. The regulated utility deferred the difference generated during the phase-in period as a regulatory asset. Effective October 1, 1998, the PSC of DC granted the regulated utility full recovery of costs determined under GAAP, plus a fifteen-year amortization of the regulatory asset established during the phase-in period.

      On September 28, 1995, the State Corporation Commission of Virginia (SCC of VA) issued a generic order that allowed the regulated utility to recover most costs determined under GAAP in rates over twenty years. The SCC of VA, however, set a forty-year recovery period of the transition obligation. As prescribed by GAAP, the regulated utility amortizes these costs over a twenty-year period.

      The Public Service Commission of Maryland (PSC of MD) has not rendered a decision that specifically addresses recovery of post-retirement medical and life insurance benefit costs determined in accordance with GAAP. However, the PSC of MD has approved a level of rates sufficient to recover the costs determined under GAAP.

      Post-retirement medical and life insurance benefit costs deferred as a regulatory asset at September 30, 2004 and 2003 were $6.4 million and $6.6 million, respectively. The regulated utility expects that these costs will be recovered over a twenty-year period that began October 1, 1993.

      Each regulatory commission having jurisdiction over the regulated utility requires it to fund amounts reflected in rates for post-retirement medical and life insurance benefits to irrevocable trusts. The expected long-term rate of return on the assets in the trusts was 7.25 percent for fiscal year 2004, and 8.25 percent for fiscal years 2003 and 2002. The regulated utility assumes a 39.7 percent income tax rate to compute taxes on the taxable portion of the income in the trusts.

12. STOCK-BASED COMPENSATION

       The Company and its subsidiaries periodically provide compensation in the form of common stock to certain employees and Company directors. As permitted by SFAS No. 123, as amended by SFAS No. 148, the Company applies APB No. 25, and related interpretations in accounting for its stock-based compensation plans. The stock-based compensation arrangements are discussed more fully below.

       STOCK-BASED COMPENSATION FOR KEY EMPLOYEES

      The Company has granted restricted stock to participants in the Long-Term Incentive Compensation Plan (LTICP) and to certain other employees. These shares have restrictions on vesting, sale and transferability. Restrictions lapse with the passage of time. The Company holds the certificates for restricted stock until the shares fully vest. In the interim, the participants receive full dividend and voting rights. The LTICP expired on June 27, 1999, and was replaced with the 1999 Incentive Compensation Plan (1999 Plan).

      Approved by the shareholders in February 1999 and amended in March 2003, the 1999 Plan allows the Company to grant up to 2,000,000 shares of unrestricted common stock to officers and key employees. Under the 1999 Plan, the Company may impose performance goals, which if unattained, may result in participants forfeiting all or part of the award. Performance shares granted under the 1999 Plan currently vest over 36 months from the date of grant. At the end of the associated vesting period, the issuance of any performance shares depends upon the Company’s achievement of performance goals for total shareholder return relative to a selected peer group.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

      In accordance with APB No. 25, the Company recognizes estimated compensation expense for restricted stock and performance shares ratably over the shares’ vesting periods. The following table discloses the number of shares granted and outstanding under the LTICP and 1999 Plan, as well as the associated weighted average fair value at grant dates and compensation expense recognized during each reporting period.

Schedule of LTICP and 1999 Plan Shares Outstanding

	Long-Term Incentive
	Compensation Plan			1999 Plan

Years Ended September 30,	2004	2003	2002	2004	2003	2002

Shares outstanding—beginning of period	2,400	8,300	16,470	181,533	117,088	107,071
Shares granted—Performance shares	–	–	–	107,236	91,232	64,105
Shares vested	(1,200)	(5,900)	(8,170)	(28,706)	(26,787)	(40,332)
Shares forfeited	–	–	–	(10,497)	–	(13,756)

Shares outstanding—end of period	1,200	2,400	8,300	249,566	181,533	117,088

Weighted average fair value per share on grant dates	$–	$–	$–	$27.58	$23.91	$26.89

Compensation expense recognized	$22,125	$83,119	$150,000	$1,862,320	$1,574,594	$662,836

       STOCK OPTIONS OUTSTANDING AND OTHER INFORMATION

      Since stock options are granted at the fair market value of the Company’s stock on the grant dates, no compensation expense is recognized. The Company’s stock options generally have a vesting period of three years, and expire ten years from the date of grant.

      The following table summarizes information regarding option activity under the 1999 Plan for fiscal years 2004, 2003 and 2002.

Stock Option Activity

Years Ended September 30,	2004		2003		2002

		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding, beginning of year	615,384	$25.24	411,836	$26.00	271,604	$25.41
Granted	343,850	27.58	238,424	23.90	156,698	27.02
Exercised	(18,934)	23.71	(28,826)	25.14	–	–
Cancelled/Forfeited	–	–	(6,050)	24.06	(16,466)	25.96

Outstanding, end of year	940,300	$26.13	615,384	$25.24	411,836	$26.00

Exercisable, end of year	376,253	$26.21	224,509	$25.56	152,743	$24.74

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

      The following table summarizes stock options outstanding and exercisable at September 30, 2004.

Stock Options as of September 30, 2004

	Options Outstanding			Options Exercisable

			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
	Options	Exercise	Contractual	Options	Exercise
Range of Exercise Prices	Outstanding	Price	Life(a)	Exercisable	Price

$22.63-$25.10	300,011	$23.67	7.2	69,558	$22.92
$25.11-$27.58	640,289	$27.28	7.5	306,695	$26.96

Total	940,300	$26.13	7.4	376,253	$26.21

(a)	Weighted average remaining contractual life in years.

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following assumptions:

Fair Market Value Assumptions (Black-Scholes Model)

	2004	2003	2002

Dividend yield	4.6%	5.3%	5.3%
Expected stock-price volatility	19.04%	21.55%	24.0%
Risk-free interest rate	0.94%	1.58%	6.3%
Expected option life	3 years	3 years	3 years
Weighted average fair market value of stock options granted during the year	$2.26	$2.13	$4.41

     STOCK GRANTS TO DIRECTORS

      Non-employee directors receive a portion of their annual retainer fee in the form of common stock through the Directors’ Stock Compensation Plan. Up to 120,000 shares of common stock may be awarded under the plan. Shares granted to directors totaled 8,000, 7,500 and 5,600 for fiscal years 2004, 2003 and 2002, respectively. For those periods, the fair value of the stock on the grant dates was $28.02, $24.89 and $29.18, respectively. Shares awarded to the participants: (i) vest immediately and cannot be forfeited; (ii) may be sold or transferred; and (iii) have voting and dividend rights.

13. ENVIRONMENTAL MATTERS

       The Company and its subsidiaries are subject to federal, state and local laws and regulations related to environmental matters. These evolving laws and regulations may require expenditures over a long timeframe to control environmental effects. Almost all of the environmental liabilities the Company and its subsidiaries have recorded are for costs expected to be incurred to remediate sites where the Company or a predecessor affiliate operated manufactured gas plants (MGP). Estimates of liabilities for environmental response costs are difficult to determine with precision because of the various factors that can affect their ultimate level. These factors include, but are not limited to the following:

•	the complexity of the site;
•	changes in environmental laws and regulations at the federal, state and local levels;
•	the number of regulatory agencies or other parties involved;
•	new technology that renders previous technology obsolete or experience with existing technology that proves ineffective;
•	the ultimate selection of technology;

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

•	the level of remediation required; and
•	variations between the estimated and actual period of time that must be dedicated to respond to an environmentally-contaminated site.

      Washington Gas has identified up to ten sites where it or its predecessors may have operated MGPs. Washington Gas last used any such plant in 1984. In connection with these operations, Washington Gas is aware that coal tar and certain other by-products of the gas manufacturing process are present at or near some former sites, and may be present at others. Washington Gas does not believe that any of the sites present any unacceptable risk to human health or the environment.

      At one of the former MGP sites, studies show the presence of coal tar under the site and an adjoining property. Washington Gas has taken steps to control the movement of contaminants into an adjacent river by installing a water treatment system that removes and treats contaminated groundwater at the site. Washington Gas received approval from governmental authorities for a comprehensive remediation plan for the majority of the site that will allow commercial development of Washington Gas’ property. Washington Gas has entered into an agreement with a national developer for the development of this site in phases. The first two phases have been completed, with Washington Gas retaining a ground lease on each phase. Washington Gas is working with the owner of the affected adjoining property to adopt a remediation plan for that portion of the site.

      At a second former MGP site and on an adjacent parcel of land, Washington Gas made application under a state voluntary closure program. Washington Gas developed a “monitoring-only” remediation plan for the site for which it received state approval during fiscal year 2004. Accordingly, the Company reduced its liability in fiscal year 2004 for estimated environmental response costs related to this matter.

      Washington Gas believes, at this time, that the appropriate remediation has been or is being undertaken, or that no remediation is necessary at the remaining eight sites.

      At September 30, 2004 and 2003, Washington Gas had a liability of $5.6 million and $6.8 million, respectively, on an undiscounted basis related to future environmental response costs, which included the estimated costs for the ten MGP sites. These estimates principally include the minimum liabilities associated with a range of environmental response costs expected to be incurred at the sites identified. At September 30, 2004 and 2003, Washington Gas estimated the maximum liability associated with all of its sites to be approximately $12.8 million and $14.9 million, respectively. The estimates were determined by Washington Gas’ environmental experts, based on experience in remediating MGP sites and advice from legal counsel and environmental consultants. Variations within the range of estimated liability result primarily from differences in the number of years that will be required to perform environmental response processes at each site and the extent of remediation that may be required.

      Regulatory orders issued by the PSC of MD allow Washington Gas to recover the costs associated with the sites applicable to Maryland over periods ranging from five to thirty years. Rate orders issued by the PSC of DC allow Washington Gas a three-year recovery of prudently incurred environmental response costs, and allow Washington Gas to defer additional costs incurred between rate cases. Regulatory orders from the SCC of VA have generally allowed the recovery of prudent environmental remediation costs to the extent they were included in a test year.

      At September 30, 2004 and 2003, Washington Gas reported a regulatory asset of $2.6 million and $4.3 million, respectively, for the portion of environmental response costs it believes are recoverable in future rates. Washington Gas does not expect that the ultimate impact of these matters will have a material adverse effect on its financial statements.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

14. COMMITMENTS AND CONTINGENCIES

       OPERATING LEASES

      Minimum future rental payments under operating leases over the next five years and thereafter are as follows:

Minimum Payments Under Operating Leases

(In millions)

2005	$4.1
2006	4.2
2007	4.2
2008	4.2
2009	3.8
Thereafter	29.1

Total	$49.6

      Rent expense totaled $3.8 million, $1.8 million and $809,000 in fiscal years ended September 30, 2004, 2003 and 2002, respectively.

       REGULATED UTILITY OPERATIONS

       Natural Gas Contracts— Minimum Commitments

       At September 30, 2004, Washington Gas had service agreements with four pipeline companies that provided direct service for firm transportation and/or storage services. These agreements, which have expiration dates ranging from fiscal years 2005 to 2024, require Washington Gas to pay fixed charges each month. As of September 30, 2004, based on current estimates of growth of the Washington Gas system, together with current expectations of the timing and extent of unbundling initiatives in the Washington Gas service territory, the minimum aggregate amount of required payments under the pipeline service agreements total approximately $848.1 million for contracts in effect through fiscal year 2024. The SCC of VA has approved mandatory assignment of firm transportation to third-party marketers. The issue recently was rejected in the District of Columbia and Maryland; however, the issue can be brought up in a subsequent proceeding.

      The following table summarizes the contract minimum payments that Washington Gas will make under its pipeline transportation contracts during the next five fiscal years and thereafter.

Washington Gas Contract Minimums

(In millions)	Pipeline contracts

2005	$135.1
2006	116.8
2007	104.9
2008	85.1
2009	60.6
Thereafter	345.6

Total	$848.1

      When a customer selects a third-party marketer to provide supply, Washington Gas generally assigns pipeline and storage capacity to third-party marketers to deliver gas to Washington Gas’ city gate. If a customer does not select a third-party marketer, Washington Gas has a commodity acquisition plan to acquire the natural gas supply to serve the customer.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

      In connection with this plan, Washington Gas utilizes an asset manager to acquire the necessary supply to serve these customers. Washington Gas’ commitment to the asset manager is to purchase gas supply at market prices that are tied to various public indices for natural gas. The contract commitment is related to customer demand, and there are no minimum bill commitments. Additionally, Washington Gas enters into long-term purchase commitments to purchase fixed volumes of natural gas at variable prices, and there are no minimum bill commitments. Accordingly, there are no amounts included in the table above related to asset manager and long-term natural gas purchase commitments.

      Currently, Washington Gas recovers its cost of gas through the purchased gas cost recovery mechanisms included in its retail rate schedules in each of its jurisdictions. However, the timing and extent of Washington Gas’ initiatives or regulatory requirements to separate the purchase and sale of natural gas from the delivery of gas could cause its gas supply commitments to be in excess of its continued sales obligations.

      Washington Gas has rate provisions in each of its jurisdictions that would allow it to continue to recover potential excess commitments in rates. The regulated utility also actively manages its supply portfolio to ensure its sales and supply obligations remain balanced. This reduces the likelihood that the contracted supply commitments would exceed supply obligations. However, to the extent Washington Gas were to determine that changes in regulation would cause it to discontinue recovery of these costs in rates, the regulated utility would be required to charge these costs to expense without any corresponding revenue recovery. If this occurred, depending upon the timing of the occurrence, the related impact on the Company’s financial position and results of operations would likely be significant.

            Rate Case Contingencies

       Certain legal and administrative proceedings, incidental to the Company’s business, including rate case contingencies, involve WGL Holdings and/or its subsidiaries. In the opinion of management, the Company has recorded an adequate provision for probable losses or refunds to customers for rate case contingencies related to these proceedings in accordance with SFAS No. 5, Accounting for Contingencies.

      District of Columbia Jurisdiction

      In a March 28, 2003 Final Order, the PSC of DC upheld a previous ruling that approved a methodology for sharing with customers 50 percent of asset management revenues previously received by Washington Gas. As part of this ruling, the PSC of DC also approved a methodology for sharing with customers 50 percent of annual ground lease and development fees that Washington Gas received from Maritime Plaza, a commercial development project constructed on land owned by Washington Gas. The rates approved by the PSC of DC reflect annual sharing of this income with customers totaling $15,000. On May 23, 2003, the District of Columbia Office of the People’s Counsel (DC OPC) filed an appeal with the District of Columbia Court of Appeals (DC Court of Appeals) seeking to overturn these two portions of the March 28, 2003 ruling by the PSC of DC. On March 18, 2004, the DC Court of Appeals affirmed the PSC of DC’s March 28, 2003 ruling with respect to the treatment of Washington Gas’ asset management revenues. Furthermore, the DC Court of Appeals ordered the PSC of DC to provide an explanation of its decision to approve the allocation methodology for sharing with customers the ground lease and development fee revenues attributable to the Maritime Plaza development project. The PSC of DC issued a subsequent order requiring both the DC OPC and Washington Gas to file testimony on this matter of the allocation. On October 12, 2004, Washington Gas filed testimony before the PSC of DC that supports the allocation methodology that was approved in the PSC of DC’s initial order. The DC OPC filed opposing testimony on the same date. Rebuttal testimony was filed on November 19, 2004 by the DC OPC and Washington Gas. Management cannot predict the outcome of this matter.

      Virginia Jurisdiction

      On June 14, 2002, Washington Gas filed an application with the SCC of VA to increase annual revenues in Virginia. The Shenandoah Gas Division of Washington Gas was included in the application. The application requested an increase in overall annual revenues of approximately $23.8 million. Washington Gas requested an overall rate of return of 9.42 percent and a return on common equity of 12.25 percent. Under the regulations of the SCC of VA, Washington

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Gas placed the proposed general revenue increase into effect on November 12, 2002, subject to refund, pending the SCC of VA’s final decision in the proceeding. From that time until a refund was made, as discussed below, Washington Gas recorded a provision for rate refunds representing the estimated refund required based on management’s judgment of the rate case outcome.

      On December 18, 2003, the SCC of VA issued a Final Order in this proceeding which granted Washington Gas an annual revenue increase of $10.8 million, and reduced the annual revenues of the Shenandoah Gas Division of Washington Gas by $867,000. The combination of this increase in the rates of Washington Gas and the reduction in the rates of the Shenandoah Gas Division of Washington Gas yields a net increase in annual revenues of $9.9 million. The Final Order allowed a rate of return on common equity of 10.50 percent and an overall rate of return of 8.44 percent.

      Refunds to customers, with interest, were made pursuant to the Final Order during the quarter ended March 31, 2004. The difference between the amount refunded to customers and the amount of the provision for rate refunds previously recorded by Washington Gas was not material. Accordingly, this refund had no material effect on earnings for the year ended September 30, 2004.

      In the Final Order, the SCC of VA ordered that the implementation date of new depreciation rates should be January 1, 2002, as opposed to November 12, 2002 as originally requested and implemented by Washington Gas. This required Washington Gas to record additional depreciation expense in the quarter ended December 31, 2003 of approximately $3.5 million, on a pre-tax basis, that related to the period from January 1, 2002 through November 11, 2002.

      The SCC of VA also ordered Washington Gas to reduce its rate base related to net utility plant by $28 million, which is net of accumulated deferred income taxes of $14 million, and to establish an equivalent regulatory asset that the Company has done for regulatory accounting purposes only. This regulatory asset represents the difference between the accumulated reserve for depreciation recorded on the books of Washington Gas and a theoretical reserve that was derived by the Staff of the SCC of VA (VA Staff) as part of its review of Washington Gas’ depreciation rates, less accumulated deferred income taxes. This regulatory asset is being amortized, for regulatory accounting purposes only, as a component of depreciation expense over 32 years pursuant to the Final Order. The SCC of VA provided for both a return on, and a return of, this regulatory asset established for regulatory accounting purposes.

      In approving the treatment described in the preceding paragraph, the SCC of VA further ordered that an annual “earnings test” be performed to determine if Washington Gas has earned in excess of its allowed rate of return on common equity for its Virginia operations. The current procedure for performing this earnings test does not normalize the actual return on equity for the effect of weather over the applicable twelve-month period. To the extent that Washington Gas earns in excess of its allowed return on equity in any annual earnings test period, Washington Gas is required to increase depreciation expense (after considering the impact of income tax benefits) and increase the accumulated reserve for depreciation for the amount of the actual earnings in excess of the earnings produced by the 10.50 percent allowed return on equity. Under the SCC of VA’s requirements for performing earnings tests, if weather is warmer than normal in a particular annual earnings test period, Washington Gas is not allowed to restore any amount of earnings previously eliminated as a result of this earnings test. This annual earnings test shall continue to be performed until the $28 million difference between the accumulated reserve for depreciation recorded on Washington Gas’ books and the theoretical reserve derived by the VA Staff, net of accumulated deferred income taxes, is eliminated or the level of the regulatory asset established for regulatory accounting purposes is adjusted as a result of a future depreciation study. During fiscal year ended September 30, 2004, Washington Gas recorded additional depreciation expense of $1.0 million in connection with earnings tests performed. The amount recorded could change if the SCC of VA differs with management’s calculations or methodology.

      On January 27, 2004, Washington Gas filed an expedited rate case with the SCC of VA to increase annual revenues in Virginia by $19.6 million, with an overall rate of return of 8.70 percent and a 10.50 percent return on equity. On February 26, 2004, based upon expedited rate case filing procedures, Washington Gas placed the proposed revenue increase into effect, subject to refund, pending the SCC of VA’s final decision in the proceeding.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

      On September 15, 2004, six participants in the rate case, including Washington Gas and the VA Staff, submitted a proposed Stipulation to the SCC of VA. On September 27, 2004, the SCC of VA issued a Final Order approving the Stipulation as filed. The Stipulation resolved all issues related to Washington Gas’ January 27, 2004 expedited rate case application filed with the SCC of VA.

      Under the Stipulation, Washington Gas will not change its annual base revenues, and will maintain the allowed rate of return on common equity of 10.50 percent and the overall rate of return of 8.44 percent as approved by the December 18, 2003 Final Order as previously discussed. Refunds to customers, with interest, are being made during the December 2004 billing cycle for the amount of the proposed annual revenue increase that has been collected since February 26, 2004. Based on the terms of the Stipulation, the Company implemented billing rates commencing October 4, 2004 that reflect the level of annual revenues determined in the December 18, 2003 Final Order, and implemented the agreed upon changes in rate design that are contained in the Stipulation.

      The Stipulation provides for a one-time credit to all Virginia customers of $3.2 million for certain liabilities that were previously recorded by Washington Gas. This one-time credit will be made to customers during the January 2005 billing cycle. Providing this credit to customers does not have an effect on earnings of Washington Gas. Under the Stipulation, Washington Gas is required to file with the SCC of VA, on or before December 27, 2004, an earnings test calculation for the twelve-month period ended December 31, 2003. Future annual earnings test calculations will be estimated by the Company quarterly, and when appropriate, accounting adjustments will be recorded.

      The Company’s financial results for the nine months ended June 30, 2004 reflected a provision for rate refunds to customers based on the difference between the amount the Company had collected in rates subject to refund through June 30, 2004, and the amount that the Company had expected to be realized from the final outcome of the rate case filed in January 2004, based on management’s judgment at that time. The amount of the proposed revenue increase that had been included in net income for the nine months ended June 30, 2004, after considering the provision for rate refunds, was $2.2 million (pre-tax). After taking into consideration the Stipulation discussed above, Washington Gas increased its provision for rate refunds in the quarter ended September 30, 2004 to the full amount of revenues that had been collected subject to refund through the fiscal year ended September 30, 2004. The increased provision eliminated the $2.2 million of pre-tax income that was previously included in net income for the nine months ended June 30, 2004. After the additional provision for rate refunds was recorded in the quarter ended September 30, 2004, there was no effect on fiscal year 2004, nor will there be any effect on fiscal year 2005 earnings for the rates initially put into effect in February 2004.

       NON-UTILITY OPERATIONS

       Natural Gas

       WGEServices has contracts to purchase natural gas with terms of up to 30 months. WGEServices designs its purchase contracts to match the duration of its sales commitments and effectively to lock in a margin on estimated gas sales over the terms of existing sales contracts. Gas purchase commitments disclosed below are based on existing fixed-price purchase commitments using city gate equivalent deliveries, the majority of which are for fixed volumes.

       Electricity

       WGEServices owns no electric generation assets, and receives its electric supply to serve its retail customers under full requirements supply contracts. WGEServices’ principal supplier of electricity is Mirant Americas Energy Marketing L.P. (MAEM), a wholly owned subsidiary of Mirant Americas, Inc., which is a wholly owned subsidiary of Mirant Corporation (Mirant). WGEServices purchases full requirements services from MAEM, including electric energy, capacity and certain ancillary services, and then resells it to retail electric customers in the District of Columbia and Maryland. As a result, WGEServices has no open position on its electric supply contracts at September 30, 2004. Electric commitments are based on customer usage, and the range of the commitment could extend from zero to the full amount used by customers. The Company has no fixed commitment to purchase electricity. Therefore, no commitment for electricity is shown in the table below.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

      The following table summarizes the contractual obligations and minimum commitments of WGEServices at September 30, 2004.

WGEServices Contract Minimums

	Gas purchase	Pipeline
(In millions)	Commitments(a)	Contracts	Total

2005	$134.4	$1.7	$136.1
2006	16.0	0.1	16.1
2007	2.3	0.1	2.4
2008	–	–	–
2009	–	–	–
Thereafter	–	–	–

Total	$152.7	$1.9	$154.6

(a)	Represents fixed price commitments with city gate equivalent deliveries.

     On July 14, 2003, Mirant and substantially all of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. MAEM was included in these bankruptcy filings. Future performance by MAEM may be subject to further developments in the bankruptcy proceedings. The performance risk associated with the pre-bankruptcy petition MAEM contracts is mitigated through a Security and Escrow agreement entered into between WGEServices and MAEM prior to the bankruptcy filing. Under the Security and Escrow agreement, WGEServices has access to collateral that is intended to cover the difference between the current market price of electricity and the price at which WGEServices has contracted to buy electricity. In the opinion of counsel to the Company, WGEServices has the contractual right to draw on the escrow funds in the account (which totaled $3.0 million and $30.0 million as of September 30, 2004 and 2003, respectively) if the pre-bankruptcy petition contracts between WGEServices and MAEM are terminated. The amount of WGEServices’ exposure in the event of termination of these contracts between WGEServices and MAEM is estimated to be less than the amount of collateral included in the escrow account. This estimate of WGEServices’ exposure to contract termination is based upon acquiring supply, priced at forward electricity prices through the expiration of the existing sales contracts or until WGEServices exercises certain damage limitation provisions of its customers’ sales contracts. The actual exposure for WGEServices may differ from the estimate due to changes in timing of any contract termination, deviations from normal weather, changes in future market conditions, or other factors.

      Since the bankruptcy filing, MAEM has continued to honor its supply obligations to WGEServices. All obligations to WGEServices under the pre-bankruptcy petition MAEM contracts expire by the end of October 2005, with the majority of these obligations expiring by December 2004. In October 2003, WGEServices and MAEM signed a post-bankruptcy petition contract that enables WGEServices to renew expiring contracts with its current electric customers and to make purchases for new customers. These post-bankruptcy petition contracts include provisions that allow WGEServices to net payables to MAEM against any damages that might result from default on the part of MAEM, and allow WGEServices to request collateral under certain situations.

            Transfers and Servicing of Financial Assets and Extinguishment of Liabilities

       The Company’s unregulated consumer financing business previously had extended credit to certain residential and small commercial customers to purchase gas appliances and other energy-related products. The Company’s unregulated consumer financing business transferred with recourse certain of these accounts receivable to commercial banks.

      In September 2001, the Company scaled back its consumer financing operation. The Company stopped financing new loans, but expects to continue servicing existing loans until they are fully amortized by the end of fiscal year 2005 or the beginning of fiscal year 2006. In May 2002, the Company contracted with a third-party vendor to service the remaining loans. During fiscal years 2004, 2003 and 2002, there were no sales of receivables to commercial banks.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

      At September 30, 2004, the Company had loans totaling $2.5 million, all of which were recorded in the Company’s financial statements. The Company had a $304,000 reserve for uncollectible accounts. Loan repurchases from commercial banks totaled $3.2 million for both fiscal years 2004 and 2003.

            Construction Project Financing

       In October 2000, Washington Gas contracted with the U.S. General Services Administration (GSA) to construct certain facilities at the GSA central plant in Washington, D.C. Payments to Washington Gas for this construction were to be made by the GSA over a 15-year period. In November 2000, Washington Gas and General Electric Capital Assurance Company (GEFA) entered into a long-term financing arrangement, whereby GEFA funded this construction project. As part of this financing arrangement, Washington Gas assigned to GEFA the 15-year stream of payments due from the GSA. The amount of this long-term financing arrangement, including change orders, origination fees and capitalized finance charges was $69.4 million. As the long-term financing from GEFA was funded, Washington Gas established a note receivable representing the GSA’s obligation to remit principal and interest. Upon completion and acceptance of phases of the construction project, Washington Gas accounts for the transfer of the financed asset as an extinguishment of long-term debt and removes both the note receivable and long-term financing from its financial statements. As of September 30, 2004, construction of these facilities was substantially complete. Work on the construction project that has not been completed or accepted by the GSA was valued at $15.6 million, which represents an obligation on Washington Gas’ Balance Sheet at September 30, 2004. At any time before the contract with the GSA is fully accepted, should there be a contract default, such as, among other things, non-payment by the GSA, GEFA may call on Washington Gas to fund the entire unpaid principal in exchange for which Washington Gas would receive the right to the stream of repayments from the GSA. Once final acceptance by the GSA is made, GEFA will have no recourse against the Company related to this long-term debt. As of September 30, 2004, the GSA had made all required payments under this long-term financing arrangement, and the remaining unpaid principal balance was $63.8 million.

      In addition to the GSA project described above, the Company finances other smaller construction projects and accounts for them using a similar methodology. During fiscal year 2004, the Company issued an additional $800,000 of debt to finance such projects. In fiscal year 2003, the Company eliminated $21.3 million of notes receivable and long-term debt related to completed projects. The following table details the activity related to long-term borrowings associated with construction projects.

Debt Activity Related to Construction Projects

(In millions)	2004	2003

Balance at beginning of fiscal year	$15.6	$36.9
Debt issued	0.8	–
Debt retired(a)	–	(21.3)

Balance at end of fiscal year	$16.4	$15.6

(a)	Includes the non-cash extinguishment of project debt financing of $19.7 million for fiscal year 2003.

            Financial Guarantees

       WGL Holdings has guaranteed payments for certain purchases of natural gas and electricity made by WGEServices. At September 30, 2004, these guarantees totaled $218.9 million. Termination of these guarantees is coincident with the satisfaction of all obligations of WGEServices covered by the guarantees. WGL Holdings also had guarantees totaling $6.0 million at September 30, 2004 that were made on behalf of certain of its non-utility subsidiaries associated with their banking transactions. Of the total guarantees of $224.9 million, $42.0 million, $4.0 million and $600,000 are due to expire on December 31, 2004, June 30, 2006 and February 29, 2008, respectively. The remaining guarantees of $178.3 million do not have specific maturity dates. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations imposed by the guarantees upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations that had been created under the guarantees prior to the effective date of the cancellation.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

       The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2004 and 2003. The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amount of current assets and current liabilities approximates fair value because of the short-term maturity of these instruments, and therefore are not shown in the table below.

Fair Value of Financial Instruments

At September 30,	2004		2003

	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value

Preferred stock	$28.2	$28.2	$28.2	$28.2
Long-term debt(a)	$590.2	$646.6	$637.1	$722.9

(a)	Excludes current maturities and unamortized discounts.

      The carrying amount of preferred stock approximates fair value. The fair value of long-term debt was estimated based on the quoted market prices of U.S. Treasury issues having a similar term to maturity, adjusted for Washington Gas’ credit quality and the present value of future cash flows.

16. OPERATING SEGMENT REPORTING

       In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company identifies and reports on operating segments under the “management approach.” Operating segments comprise revenue-generating components of an enterprise for which the Company produces separate financial information internally that management regularly uses to make operating decisions and assess performance. The Company reports three operating segments: 1) regulated utility; 2) retail energy-marketing and 3) commercial HVAC.

      With approximately 93 percent of WGL Holdings’ consolidated total assets, the regulated utility segment is the Company’s core business. Represented by Washington Gas and Hampshire, the regulated utility segment provides regulated gas distribution services (including the sale and delivery of natural gas, meter reading, responding to customer inquiries and bill preparation) to customers primarily in Washington, D.C. and the surrounding metropolitan areas in Maryland and Virginia. In addition to the regulated operations of Washington Gas, the regulated utility segment includes the operations of Hampshire, an underground natural gas storage facility that is regulated under a cost of service tariff by the FERC, and provides services exclusively to Washington Gas.

      Through WGEServices, the retail energy-marketing segment sells natural gas and electricity directly to retail customers, both inside and outside of Washington Gas’ traditional service territory, in competition with unregulated gas and electricity marketers. Through two wholly owned subsidiaries, ACI and WGESystems, the commercial HVAC segment designs, renovates and services mechanical heating, ventilating and air conditioning systems for commercial and governmental customers. For fiscal year 2002, the HVAC segment also included the results of the Company’s 50 percent former equity investment in Primary Investors, an entity that provided HVAC services to residential customers. The Company terminated its interest in Primary Investors in October 2002 (refer to Note 2— Disposition of Limited Liability Company Investment ).

      Certain activities of the Company are not significant enough on a stand-alone basis to warrant treatment as an operating segment and the activities do not fit into one of the segments contained in the Company’s financial statements. For purposes of segment reporting, these activities are aggregated in the category “Other Activities” of the Company’s non-utility operations as presented below in the Operating Segment Financial Information. These activities are included in the Consolidated Statements of Income in the appropriate lines, revenues and expenses in “Non-Utility Operations.”

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

      The same accounting policies as those described in Note 1— Accounting Policies also apply to the reported segments. While net income or loss is the primary criterion for measuring a segment’s performance, the Company also evaluates its operating segments based on other relevant factors, such as penetration into their respective markets and return on invested capital. The following tables present operating segment information for fiscal years ended September 30, 2004, 2003 and 2002.

Operating Segment Financial Information

		Non-Utility Operations

	Regulated	Retail Energy-		Other		Eliminations/
(In thousands)	Utility	Marketing	HVAC	Activities(a)	Total	Other	Consolidated

Year Ended September 30, 2004

Total Revenues	$1,293,675	$789,859	$30,123	$1,673	$821,655	$(25,727)	$2,089,603
Operating Expenses:
Depreciation and Amortization	91,510	218	135	43	396	–	91,906
Other Operating Expenses(b)	1,008,013	775,882	36,114	3,836	815,832	(25,727)	1,798,118
Income Tax Expense (Benefit)	58,463	4,924	(2,077)	(672)	2,175	–	60,638

Total Operating Expenses	1,157,986	781,024	34,172	3,207	818,403	(25,727)	1,950,662

Operating Income (Loss)	135,689	8,835	(4,049)	(1,534)	3,252	–	138,941
Interest Expense—Net	43,141	714	12	978	1,704	(700)	44,145
Other Non-Operating Income (Expense)(c)	(2,277)	159	(1,335)	7,314	6,138	(700)	3,161
Dividends on Washington Gas Preferred Stock	1,320	–	–	–	–	–	1,320

Net Income (Loss) (Applicable to Common Stock)	$88,951	$8,280	$(5,396)	$4,802	$7,686	$–	$96,637

Total Assets	$2,333,114	$152,816	$24,281	$86,680	$263,777	$(91,983)	$2,504,908

Capital Expenditures/ Investments	$113,225	$56	$158	$–	$214	$–	$113,439

Year Ended September 30, 2003

Total Revenues	$1,313,041	$726,231	$35,521	$1,439	$763,191	$(11,984)	$2,064,248
Operating Expenses:
Depreciation and Amortization	83,549	(64)	134	625	695	–	84,244
Other Operating Expenses(b)	1,003,106	719,459	37,539	3,847	760,845	(11,984)	1,751,967
Income Tax Expense (Benefit)	68,633	2,521	(960)	(1,393)	168	–	68,801

Total Operating Expenses	1,155,288	721,916	36,713	3,079	761,708	(11,984)	1,905,012

Operating Income (Loss)	157,753	4,315	(1,192)	(1,640)	1,483	–	159,236
Interest Expense—Net	45,563	581	16	669	1,266	(448)	46,381
Other Non-Operating Income (Expense)(c)	(1,834)	11	24	3,054	3,089	(448)	807
Dividends on Washington Gas Preferred Stock	1,320	–	–	–	–	–	1,320

Net Income (Loss) (Applicable to Common Stock)	$109,036	$3,745	$(1,184)	$745	$3,306	$–	$112,342

Total Assets	$2,257,787	$141,421	$23,053	$114,027	$278,501	$(100,236)	$2,436,052

Capital Expenditures/ Investments	$129,003	$8	$72	$–	$80	$–	$129,083

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Operating Segment Financial Information

		Non-Utility Operations

	Regulated	Retail Energy-		Other		Eliminations/
(In thousands)	Utility	Marketing	HVAC	Activities(a)	Total	Other	Consolidated

Year Ended September 30, 2002

Total Revenues	$938,804	$595,866	$61,887	$1,918	$659,671	$(13,673)	$1,584,802
Operating Expenses:
Depreciation and Amortization	72,921	430	675	483	1,588	–	74,509
Other Operating Expenses(b)	739,761	587,633	53,591	11,761	652,985	(13,673)	1,379,073
Income Tax Expense (Benefit)	28,596	1,931	1,527	(1,733)	1,725	105	30,426

Total Operating Expenses	841,278	589,994	55,793	10,511	656,298	(13,568)	1,484,008

Equity in Net Loss of Affiliate	–	–	(5,402)	–	(5,402)	–	(5,402)
Residential HVAC Impairment	–	–	(9,431)	–	(9,431)	–	(9,431)

Operating Income (Loss)	97,526	5,872	(8,739)	(8,593)	(11,460)	(105)	85,961
Interest Expense—Net	45,312	912	335	795	2,042	(1,477)	45,877
Other Non-Operating Income (Expense)(c)	827	7	117	778	902	(1,372)	357
Dividends on Washington Gas Preferred Stock	1,320	–	–	–	–	–	1,320

Net Income (Loss) (Applicable to Common Stock)	$51,721	$4,967	$(8,957)	$(8,610)	$(12,600)	$–	$39,121

Total Assets	$2,177,713	$128,127	$25,591	$73,672	$227,390	$(65,957)	$2,339,146

Capital Expenditures/ Investments	$161,645	$433	$4,313	$(108)	$4,638	$–	$166,283

(a)	2004 includes an after-tax gain of $5.8 million from the sale of an interest in two buildings by a third party in a commercial development project in which the Company held a carried interest.
(b)	Includes cost of gas and revenue taxes.

(c)	Amounts reported are net of applicable income taxes.

17. TRANSACTIONS BETWEEN WASHINGTON GAS AND AFFILIATES

       Washington Gas and other subsidiaries of WGL Holdings engage in transactions with each other during the ordinary course of business. All of these intercompany transactions and balances have been eliminated from the consolidated financial statements of WGL Holdings.

      Washington Gas provides administrative and general support to affiliates, such as cash collections and other services, and has filed tax returns that include affiliated taxable transactions. The actual costs of these services are billed to the appropriate affiliates and to the extent such billings are not yet paid, they are reflected in “Receivables from associated companies” on the Washington Gas Balance Sheets. Cash collected by Washington Gas on behalf of its affiliates but not yet transferred is recorded in “Payables to associated companies” on the Washington Gas Balance Sheets. Washington Gas does not recognize revenues or expenses associated with providing these services.

      At September 30, 2004 and 2003, the Washington Gas Balance Sheets reflected a net payable to associated companies of $18.2 million and $10.0 million, respectively. All affiliated transactions, including these balances, were eliminated from the WGL Holdings Consolidated Balance Sheets in accordance with GAAP.

      Additionally, Washington Gas provides gas balancing services related to storage, injections, withdrawals and deliveries to all unregulated energy marketers participating in the sale of natural gas on an unregulated basis through the customer choice programs that operate in its service territory. Washington Gas records revenues for these balancing services pursuant to tariffs approved by the appropriate regulatory bodies. In conjunction with such services, Washington Gas charged WGEServices, an affiliated energy marketer, $25.7 million and $12.0 million for the fiscal years ended September 30, 2004 and 2003, respectively. These related party amounts have been eliminated in the consolidated financial statements of WGL Holdings.

WGL Holdings, Inc.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of WGL Holdings, Inc. and Washington Gas Light Company

      We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of WGL Holdings, Inc. and subsidiaries and the separate balance sheets and statements of capitalization of Washington Gas Light Company (the Companies) as of September 30, 2004 and 2003, and the related statements of income, common shareholders’ equity, cash flows and income taxes for each of the three years in the period ended September 30, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15 under Schedule II. These financial statements and financial statement schedules are the responsibility of the Companies’ management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of WGL Holdings, Inc. and subsidiaries and the financial position of Washington Gas Light Company as of September 30, 2004 and 2003, and the respective results of their operations and their cash flows for each of the three years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

McLean, Virginia

December 8, 2004

WGL Holdings, Inc.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (concluded)

SUPPLEMENTARY FINANCIAL INFORMATION (Unaudited)

QUARTERLY FINANCIAL DATA

       The Company believes that all adjustments necessary for a fair presentation have been included in the quarterly information provided below. Due to the seasonal nature of its business, WGL Holdings reports substantial variations in operations on a quarterly basis.

	Quarter Ended

(In thousands, except per share data)	December 31(a)	March 31(b)	June 30(c)	September 30(d)

Fiscal Year 2004
Operating revenues	$585,289	$862,252	$356,852	$285,210
Operating income (loss)	52,384	84,755	7,553	(5,751)
Net income (loss)	39,543	79,232	(4,128)	(18,010)
Earnings (loss) per average share of common stock:
Basic(e)	0.81	1.63	(0.08)	(0.37)
Diluted(e)	0.81	1.62	(0.08)	(0.37)

Fiscal Year 2003
Operating revenues	$560,022	$851,073	$373,155	$279,998
Operating income (loss)	63,137	92,955	9,283	(6,139)
Net income (loss)	51,622	80,963	(2,640)	(17,603)
Earnings (loss) per average share of common stock:
Basic(e)	1.06	1.67	(0.05)	(0.36)
Diluted(e)	1.06	1.66	(0.05)	(0.36)

(a)	Quarter ended December 31, 2003 included additional depreciation expense of $3.5 million (pre-tax), or $0.04 per share, applicable to the period from January 1, 2002 through November 11, 2002, in connection with a December 18, 2003 Virginia rate order.
(b)	Quarter ended March 31, 2004 included after tax-earnings of $5.8 million, or $0.12 per share, from the sale, by an unrelated third party, of two buildings at Maritime Plaza, a commercial development project in which the Company held a carried interest under the equity method of accounting, and quarter ended March 31, 2003 included an after-tax gain of $2.5 million, or $0.05 per share, from the sale of the Company’s Washington D.C. headquarters property. The results for the quarter ended March 31, 2004 reflect the following restatement due to the implementation of FSP No. 106-2 in the third quarter of fiscal year 2004:

		Effect of
(In thousands, except per share data)	Reported	Subsidy	Restated

Net income	$78,055	$1,177	$79,232
Earnings per average common share
Basic	1.60	0.03	1.63
Diluted	1.60	0.02	1.62

(c)	Quarter ended June 30, 2003 included a reduction in income taxes of $2.1 million, or $0.04 per share, due to the realization of tax benefits of capital loss carryforwards.

(d)	Quarter ended September 30, 2004 included a $1.3 million after-tax, or $0.03 per share, decrease in revenues related to the provision for rate refunds in Virginia, as well as a $1.5 million charge, or $0.03 per share, for the impairment of goodwill related to the Company’s investment in its HVAC business.
(e)	The sum of quarterly per share amounts may not equal annual per share amounts as the quarterly calculations are based on varying numbers of common shares.

WGL Holdings, Inc.

Washington Gas Light Company
Part II

Glossary of Key Terms

ACI: American Combustion Industries, Inc. is a subsidiary of WGL Holdings, Inc. that provides HVAC-related products and services to commercial customers.

Active Customer Meters: Natural gas meters that are physically connected to a building structure within the Washington Gas distribution system and service is active. Customers are billed for flowing gas and/or fixed charges.

Bcf: A measurement standard of natural gas volumes of one billion cubic feet, or approximately ten million therms.

Book Value Per Share: Common shareholders’ equity divided by the number of common shares outstanding.

Bundled Service: Service in which customers purchase both the natural gas commodity and the distribution or delivery of the commodity from the local regulated utility. When customers purchase bundled service from Washington Gas, no mark-up is applied to the cost of the natural gas commodity that is passed through to customers. The regulated utility has an opportunity to earn a fair rate of return on the net investment used to deliver natural gas.

City Gate: A point or measuring station at which a gas distribution company such as Washington Gas receives natural gas from a pipeline or transmission system.

Connected Customer Meters: Natural gas meters that are physically connected to a building structure within the Washington Gas distribution system, however, service may or may not be active.

Degree Day (Heating): A measure of the variation in weather based on the extent to which the daily average temperature falls below 65 degrees Fahrenheit.

Delivery Service: The regulated distribution or delivery of natural gas to retail customers. Washington Gas provides delivery service to retail customers in Washington, D.C. and parts of Maryland and Virginia.

Dividend Yield on Book Value: Dividends declared per share divided by book value per share.

Firm Customers: Customers whose gas supply will not be disrupted to meet the needs of other customers. Typically, this class of customer comprises residential customers and the vast majority of commercial customers.

HVAC: Heating, ventilating and air conditioning products and services.

Interruptible Customers: Large commercial customers whose service can be temporarily interrupted in order for the regulated utility to meet the needs of firm customers. These customers pay a lower delivery rate than firm customers and they must be able to readily substitute an alternate fuel for natural gas. The effect on net income of any changes in delivered volumes or prices to the interruptible class is minimized by margin sharing arrangements in the regulated utility’s tariffs.

Market-to-Book Ratio: Market price of a share of common stock divided by its book value per share.

Merchant Function: The purchase of the natural gas commodity by the regulated utility on behalf of retail customers.

New Customer Meters Added: Natural gas meters that are newly connected to a building structure within the Washington Gas distribution system. Service may or may not have been activated.

Payout Ratio: Dividends declared per share divided by basic earnings per share.

PSC of DC: The Public Service Commission of the District of Columbia is a three-member board that regulates the utility’s distribution operations in the District of Columbia.

PSC of MD: The Public Service Commission of Maryland is a five-member board that regulates the utility’s distribution operations in Maryland.

Regulated Utility Operations: See Utility Operations.

Retail Energy-Marketing: Unregulated sales of the natural gas and electricity to end users by a company subsidiary, Washington Gas Energy Services, Inc.

Return on Average Common Equity: Net income divided by average common shareholders’ equity.

WGL Holdings, Inc.
Washington Gas Light Company
Part II

SCC of VA: The State Corporation Commission of Virginia is a three-member board that regulates the utility’s distribution operations in Virginia.

Service Area: The region in which the regulated utility operates. The service area includes Washington, D.C. and the surrounding metropolitan areas in Maryland and Virginia.

Tariffs: Documents issued by the regulatory commission in each jurisdiction that set the prices the regulated utility may charge and the practices it must follow when providing utility service to its utility customers.

Third-Party Marketer: Unregulated companies that sell natural gas and electricity directly to retail customers. Washington Gas Energy Services, Inc., a subsidiary company of Washington Gas Resources Corp., is a third-party marketer.

Therm: A natural gas unit of measurement that includes a standard measure for heating value. The regulated utility reports its natural gas sales and deliveries in therms. Ten million therms equal approximately one billion cubic feet (bcf).

Unbundling: The separation of the delivery of natural gas or electricity from the sale of these commodities and related services that, in the past, were provided only by a regulated utility.

Utility Net Revenues: Utility revenues, less the associated cost of gas and applicable revenue taxes.

Utility Operations: The regulated business that delivers and sells natural gas to retail customers in Washington, D.C., Maryland and Virginia. Utility operations are regulated primarily by state regulatory commissions.

Value-At-Risk: A risk measurement that estimates the largest expected loss over a specified period of time under normal market conditions within a specified probabilistic confidence interval.

Washington Gas: Washington Gas Light Company is a subsidiary of WGL Holdings, Inc. that delivers and sells natural gas primarily to retail customers in accordance with tariffs set by the District of Columbia, Maryland and Virginia regulatory commissions.

Washington Gas Resources Corporation: Washington Gas Resources Corp. is a subsidiary of WGL Holdings, Inc. that owns the majority of the non-utility subsidiaries.

WGEServices: Washington Gas Energy Services, Inc. is a subsidiary of Washington Gas Resources Corp. that markets natural gas and electricity to retail customers on an unregulated basis.

WGESystems: Washington Gas Energy Systems, Inc., is a subsidiary of Washington Gas Resources Corp. that offers HVAC-related products and services to commercial customers.

WGL Holdings: WGL Holdings, Inc. is a holding company that became the parent company of Washington Gas Light Company and its subsidiaries effective November 1, 2000.

Weather Insurance: An insurance policy that provides the regulated utility’s earnings with some protection from the effects of warmer-than-normal winter weather.

WGL Holdings, Inc.

Washington Gas Light Company
Part II

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

ITEM 9A. CONTROLS AND PROCEDURES

       Senior management, including the Chairman and Chief Executive Officer and the Vice President and Chief Financial Officer, evaluated the effectiveness of WGL Holdings’ and Washington Gas’ disclosure controls and procedures as of September 30, 2004. Based on this evaluation process, the Chairman and Chief Executive Officer and the Vice President and Chief Financial Officer have concluded that WGL Holdings’ and Washington Gas’ disclosure controls and procedures were effective as of September 30, 2004. There have been no changes in the Registrants’ internal control over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

       None.

WGL Holdings, Inc.

Washington Gas Light Company
Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

       Information concerning the Company’s Board of Directors and the audit committee financial expert contained in WGL Holdings’ definitive Proxy Statement and Washington Gas’ definitive Information Statement for the February 23, 2005 Annual Meeting of Shareholders is hereby incorporated by reference. Information related to Executive Officers is reflected in Part 1 hereof.

ITEM 11. EXECUTIVE COMPENSATION

       Information concerning Executive Compensation contained in WGL Holdings’ definitive Proxy Statement and Washington Gas’ definitive Information Statement for the February 23, 2005 Annual Meeting of Shareholders is hereby incorporated by reference. Information related to Executive Officers as of September 30, 2004 is reflected in Part I hereof.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

       The information captioned Security Ownership of Management and Certain Beneficial Owners and the information captioned Equity Compensation Plan Information in WGL Holdings’ definitive Proxy Statement and Washington Gas’ definitive Information Statement for the February 23, 2005 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information captioned Business Relationship with Associate of Directors in WGL Holdings’ definitive Proxy Statement and Washington Gas’ definitive Information Statement for the February 23, 2005 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

       The information captioned Audit Firm Fee Summary in WGL Holdings’ definitive Proxy Statement and Washington Gas’ definitive Information Statement for the February 23, 2005 Annual Meeting of Shareholders is hereby incorporated by reference.

WGL Holdings, Inc.

Washington Gas Light Company
Part IV
Item 15. Exhibits, Financial Statement Schedules

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

          Financial Statement Schedules

      (a)(1)

All of the financial statements and financial statement schedules filed as a part of the Annual Report on Form 10-K are included in Item 8.
      (a)(2)

Schedule II should be read in conjunction with the financial statements in this report. Schedules not included herein have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Schedule/
Exhibit	Description

II	Valuation and Qualifying Accounts and Reserves for the years ended September 30, 2004, 2003 and 2002—WGL Holdings, Inc.

Valuation and Qualifying Accounts and Reserves for the years ended September 30, 2004, 2003 and 2002—Washington Gas Light Company.

(a)(3)	Exhibits Exhibits Filed Herewith:

3	Articles of Incorporation and Bylaws:

Bylaws of Washington Gas Light Company as amended on October 1, 2004.

10	Material Contracts:

10.1	Service Agreement, renegotiated and effective November 1, 2004, with Columbia Gulf Transmission Company related to Firm Transportation Service.

10.2	Service Agreement, effective November 1, 2004, with Dominion Cove Point LNG, LP related to Firm Transportation Service.

10.3	Service Agreement, effective November 1, 2004, with Dominion Transmission Inc. related to Firm Transportation Service from the Mid Atlantic project.

10.4	Service Agreement, effective November 1, 2004, with Dominion Transmission Inc. related to Storage Service from the Mid Atlantic project.

10.5	Service Agreement, effective November 1, 2004, with Dominion Transmission Inc. related to Firm Storage Service from the Mid Atlantic project.

10.6	Service Agreement, effective October 1, 2004, with Transcontinental Pipe Line Corporation related to additional Firm Transportation Service from Leidy East.

10.7	Service Agreements, renegotiated and effective June 1, 2004, with Columbia Gas Transmission Corporation related to Firm Storage Service. (Agreements 78843,78844,78845 and 78846)

10.8	Service Agreements, renegotiated and effective June 1, 2004, with Columbia Gas Transmission Corporation related to Storage Service. (Agreements 78837, 78838, 78839 and 78840)

10.9	Service Agreements, renegotiated and effective June 1, 2004, with Columbia Gas Transmission Corporation related to Firm Transportation Service. (Agreements 78833, 78834, 78835 and 78836)

10.10	Service Agreement, effective November 27, 2003, with Columbia Gas Transmission Corporation related to additional Firm Transportation Service.

10.11	Service Agreement, effective January 1, 1996, with Transcontinental Gas Pipe Line Corporation related to Firm Transportation Service.

WGL Holdings, Inc.
Washington Gas Light Company
Part IV
Item 15. Exhibits, Financial Statement Schedules (continued)

Schedule/
Exhibit	Description

(a)(3)	Exhibits (continued)
10.12	Service Agreement, effective April 1, 1995, with Transcontinental Gas Pipe Line Corporation related to Firm Transportation Service.

10.13	Service Agreement, effective August 1, 1991, with Transcontinental Gas Pipe Line Corporation related to Firm Transportation Service.

10.14	Service Agreements, effective January 12, 2004 with East Tennessee Natural Gas Company and Saltville Storage Company related to Firm Transportation and Firm Storage Service.

10.15	WGL Holdings, Inc. 1999 Incentive Compensation Plan, as amended and restated as of March 5, 2003.*

12	Statement re Computation of Ratios:

12.1	Computation of Ratio of Earnings to Fixed Charges—WGL Holdings, Inc.

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—WGL Holdings, Inc.

12.3	Computation of Ratio of Earnings to Fixed Charges—Washington Gas Light Company.

12.4	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—Washington Gas Light Company.

21	Subsidiaries of WGL Holdings, Inc.

23	Consent of Deloitte & Touche LLP.

31.1	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Frederic M. Kline, the Vice President and Chief Financial Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Frederic M. Kline, the Vice President and Chief Financial Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer, and Frederic M. Kline, the Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits Incorporated by Reference:

2	Plan of Merger between WGL Holdings, Inc. and Washington Gas Light Company, filed on Form S-4 dated February 2, 2000.

3	Articles of Incorporations & Bylaws:

Washington Gas Light Company Charter, filed on Form S-3 dated July 21, 1995.

WGL Holdings, Inc. Charter and Bylaws, filed on Form S-4 dated February 2, 2000.

4	Instruments Defining the Rights of Security Holders including Indentures:

Indenture, dated September 1, 1991 between Washington Gas Light Company and The Bank of New York, as Trustee, regarding issuance of unsecured notes, filed as an exhibit to Form 8-K on September 19, 1991.

WGL Holdings, Inc.
Washington Gas Light Company
Part IV
Item 15. Exhibits, Financial Statement Schedules (continued)

Schedule/
Exhibit	Description

(a)(3)	Exhibits (continued)
Supplemental Indenture, dated September 1, 1993 between Washington Gas Light Company and The Bank of New York, as Trustee, regarding the addition of a new section to the Indenture dated September 1, 1991, filed as an exhibit to Form 8-K on September 10, 1993.

10	Material Contracts:

Service Agreement effective November 1, 2002 with the Transcontinental Gas Pipe Line Corporation for the MarketLink Firm Transportation Capacity, filed as an exhibit to Form 10-K for the fiscal year ended September 30, 2003.

Service Agreement effective October 1, 1993 with Transcontinental Gas Pipe Line Corporation related to the upstream capacity on the Dominion Transmission, Inc. system, filed as an exhibit to Form 10-K for the fiscal year ended September 30, 1993.

Service Agreement effective October 1, 1993 with Transcontinental Gas Pipe Line Corporation related to General Storage Service, filed as an exhibit to Form 10-K for the fiscal year ended September 30, 1993.

Service Agreement effective October 1, 1993 with Dominion Transmission, Inc. related to Firm Transportation Service, filed as an exhibit to Form 10-K for the fiscal year ended September 30, 1993.

Service Agreement effective October 1, 1993 with Dominion Transmission, Inc. related to Firm Transportation Storage Service, filed as an exhibit to Form 10-K for the fiscal year ended September 30, 1993.

Service Agreement effective October 1, 1993 with Dominion Transmission, Inc. related to General Storage Service, filed as an exhibit to Form 10-K for the fiscal year ended September 30, 1993.

Service Agreement effective August 1, 1991 with Transcontinental Gas Pipe Line Corporation related to Washington Storage Service, filed as an exhibit to Form 10-K for the fiscal year ended September 30, 1993.

Retirement Plan for Outside Directors, as amended on December 18, 1996 and filed as an exhibit to Form 10-K for the fiscal year ended September 30, 1997.*

WGL Holdings, Inc. and Washington Gas Light Company Deferred Compensation Plan for Outside Directors, adopted December 18, 1985, and amended as of November 1, 2000, filed as an exhibit to Form 10-K in the fiscal year ended September 30, 2001.*

WGL Holdings, Inc. Directors’ Stock Compensation Plan, adopted on October 25, 1995, and amended as of November 1, 2000, filed as an exhibit to Form 10-K in the fiscal year ended September 30, 2001.*

Employment Agreement between Washington Gas Light Company and Mr. Thomas F. Bonner, as defined in Item 402 (a)(3) of Regulation S-K, dated April 29, 2002, filed as an exhibit to Form 10-K for the fiscal year ended September 30, 2003.*

Employment Agreement between Washington Gas Light Company and Ms. Beverly J. Burke, as defined in Item 402 (a)(3) of Regulation S-K, dated December 14, 2001, filed as an exhibit to Form 10-K for the fiscal year ended September 30, 2003.*

Employment Agreement between Washington Gas Light Company and Mr. James H. DeGraffenreidt, Jr., as defined in Item 402 (a)(3) of Regulation S-K, filed as an exhibit to Form 10-K in the fiscal year ended September 30, 2001.*

WGL Holdings, Inc.
Washington Gas Light Company
Part IV
Item 15. Exhibits, Financial Statement Schedules (concluded)

Schedule/
Exhibit	Description

(a)(3)	Exhibits (concluded)

Employment Agreement between Washington Gas Light Company and Mr. Frederic M. Kline, as defined in Item 402 (a)(3) of Regulation S-K, filed as an exhibit to Form 10-K in the fiscal year ended September 30, 2001.*

Employment Agreement between Washington Gas Light Company and Mr. Terry D. McCallister, as defined in Item 402 (a)(3) of Regulation S-K, filed as an exhibit to Form 10-K in the fiscal year ended September 30, 2001.*

Washington Gas Light Company Supplemental Executive Retirement Plan amended November 1, 2000, filed as an exhibit to Form 10-K in the fiscal year ended September 30, 2001.*

WGL Holdings, Inc. Long-Term Incentive Compensation Plan, adopted June 28, 1989, amended as of November 1, 2000, filed as an exhibit to Form 10-K in the fiscal year ended September 30, 2001.*

Form of Nonqualified Stock Option Award Agreement, filed as an exhibit to Form 8-K dated October 5, 2004.*

Form of Performance Share Award Agreement, filed as an exhibit to Form 8-K dated October 5, 2004.*

Distribution Agreement among Washington Gas Light Company and Citigroup Capital Markets Inc., Bank One Capital Markets, Inc., Merrill Lynch, Pierce Fenner & Smith Incorporated, The Williams Capital Group, L.P. and Wachovia Services, Inc. for the issuance and sale of up to $250.0 million of Medium-Term Notes, Series G, under an Indenture dated as of September 1, 1991. This was filed as an exhibit to Form 8-K dated May 22, 2003.

* This asterisk designates an agreement that is a compensatory plan or arrangement.

WGL Holdings, Inc. and Subsidiaries
Schedule II—Valuation and Qualifying Accounts and Reserves
Years Ended September 30, 2004, 2003 and 2002

		Additions Charged To

	Balance at					Balance at
	Beginning	Costs and	Other		Deductions	End of
(In thousands)	of Period	Expenses	Accounts		(C)	Period

2004

Valuation and Qualifying Accounts
Deducted from Assets in the Balance Sheet:
Allowance for Doubtful Accounts	$17,543	$12,299	$3,173	(A)	$16,973	$16,042
Provision for Impairment of Investments and Other Deferred Charges	1,546	–	–		–	1,546
Reserves:
Injuries and Damages	3,459	74	1,679	(B)	1,094	4,118
Other	450	–	–		–	450

2003

Valuation and Qualifying Accounts
Deducted from Assets in the Balance Sheet:
Allowance for Doubtful Accounts	$13,740	$13,327	$2,380	(A)	$11,904	$17,543
Provision for Impairment of Investments and Other Deferred Charges	1,946	–	–		400	1,546
Reserves:
Injuries and Damages	6,949	(3,120)	–	(B)	370	3,459
Other	450	–	–		–	450

2002

Valuation and Qualifying Accounts
Deducted from Assets in the Balance Sheet:
Allowance for Doubtful Accounts	$16,632	$12,528	$4,666	(A)	$20,086	$13,740
Provision for Impairment of Investments and Other Deferred Charges	1,946	–	–		–	1,946
Reserves:
Injuries and Damages	6,939	327	322	(B)	639	6,949
Other	450	–	–		–	450

  Notes:

  (A) Recoveries on receivables previously written off as uncollectible and unclaimed customer deposits, overpayments, etc., not refundable.
  (B) Portion of injuries and damages charged to construction and reclassification from other accounts.
(C) Includes deductions for purposes for which reserves were provided or revisions made of estimated exposure.

Washington Gas Light Company
Schedule II–Valuation and Qualifying Accounts and Reserves
Years Ended September 30, 2004, 2003 and 2002

		Additions Charged To

	Balance at					Balance at
	Beginning	Costs and	Other		Deductions	End of
(In thousands)	of Period	Expenses	Accounts		(C)	Period

2004

Valuation and Qualifying Accounts
Deducted from Assets in the Balance Sheet:
Allowance for Doubtful Accounts	$15,826	$11,111	$3,173	(A)	$16,908	$13,202
Reserves:
Injuries and Damages	3,409	74	1,679	(B)	1,094	4,068
Other	450	–	–		–	450

2003

Valuation and Qualifying Accounts
Deducted from Assets in the Balance Sheet:
Allowance for Doubtful Accounts	$9,395	$15,801	$2,380	(A)	$11,750	$15,826
Reserves:
Injuries and Damages	6,899	(3,120)	–	(B)	370	3,409
Other	450	–	–		–	450

2002

Valuation and Qualifying Accounts
Deducted from Assets in the Balance Sheet:
Allowance for Doubtful Accounts	$14,372	$11,847	$2,939	(A)	$19,763	$9,395
Reserves:
Injuries and Damages	6,939	277	322	(B)	639	6,899
Other	450	–	–		–	450

  Notes:

  (A) Recoveries on receivables previously written off as uncollectible and unclaimed customer deposits, overpayments, etc., not refundable.
  (B) Portion of injuries and damages charged to construction and reclassification from other accounts.
(C) Includes deductions for purposes for which reserves were provided or revisions made of estimated exposure.

WGL Holdings, Inc.

Washington Gas Light Company

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

WGL HOLDINGS, INC.
and
WASHINGTON GAS LIGHT COMPANY
(Co-registrants)
/s/ Frederic M. Kline

Frederic M. Kline
Vice President and
Chief Financial Officer

Date: December 9, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James H. DeGraffenreidt, Jr. (James H. DeGraffenreidt, Jr.)	Chairman of the Board and Chief Executive Officer	December 9, 2004

/s/ Terry D. McCallister (Terry D. McCallister)	President and Chief Operating Officer	December 9, 2004

/s/ Frederic M. Kline (Frederic M. Kline)	Vice President and Chief Financial Officer (Principal Financial Officer)	December 9, 2004

/s/ Mark P. O’Flynn (Mark P. O’Flynn)	Controller (Principal Accounting Officer)	December 9, 2004

/s/ Michael D. Barnes (Michael D. Barnes)	Director	December 9, 2004

/s/ Daniel J. Callahan, III (Daniel J. Callahan, III)	Director	December 9, 2004

/s/ George P. Clancy, Jr. (George P. Clancy, Jr.)	Director	December 9, 2004

/s/ James W. Dyke, Jr., Esq. (James W. Dyke, Jr., Esq.)	Director	December 9, 2004

/s/ Melvyn J. Estrin (Melvyn J. Estrin)	Director	December 9, 2004

/s/ James F. Lafond (James F. Lafond)	Director	December 9, 2004

/s/ Debra L. Lee (Debra L. Lee)	Director	December 9, 2004

/s/ Karen Hastie Williams, Esq. (Karen Hastie Williams, Esq.)	Director	December 9, 2004

WGL HOLDINGS, INC. and WASHINGTON GAS LIGHT COMPANY 2004
Form 10-K Exhibit Index

Exhibit	Description
3	Bylaws of the Washington Gas Light Company as amended on October 1, 2004
10	Material Contracts:
10.1	Service Agreement, renegotiated and effective November 1, 2004, with Columbia Gulf Transmission Company related to Firm Transportation Service.
10.2	Service Agreement, effective November 1, 2004, with Dominion Cove Point LNG, LP related to Firm Transportation Service.
10.3	Service Agreement, effective November 1, 2004, with Dominion Transmission Inc. related to Firm Transportation Service from the Mid Atlantic project.
10.4	Service Agreement, effective November 1, 2004, with Dominion Transmission Inc. related to Storage Service from the Mid Atlantic project.
10.5	Service Agreement, effective November 1, 2004, with Dominion Transmission Inc. related to Firm Storage Service from the Mid Atlantic project.
10.6	Service Agreement, effective October 1, 2004, with Transcontinental Pipe Line Corporation related to additional Firm Transportation Service from Leidy East.
10.7	Service Agreements, renegotiated and effective June 1, 2004, with Columbia Gas Transmission Corporation related to Firm Storage Service. (Agreements 78843, 78844, 78845 and 78846)
10.8	Service Agreements, renegotiated and effective June 1, 2004, with Columbia Gas Transmission Corporation related to Storage Service. (Agreements 78837, 78838, 78839 and 78840)
10.9	Service Agreements, renegotiated and effective June 1, 2004, with Columbia Gas Transmission Corporation related to Firm Transportation Service. (Agreements 78833, 78834, 78835 and 78836)
10.10	Service Agreement, effective November 27, 2003, with Columbia Gas Transmission Corporation related to additional Firm Transportation Service.
10.11	Service Agreement, effective January 1, 1996, with Transcontinental Gas Pipe Line Corporation related to Firm Transportation Service.
10.12	Service Agreement, effective April 1, 1995, with Transcontinental Gas Pipe Line Corporation related to Firm Transportation Service.
10.13	Service Agreement, effective August 1, 1991 with Transcontinental Gas Pipe Line Corporation related to Firm Transportation Service.
10.14	Service Agreements effective January 12, 2004 with East Tennessee Natural Gas Company and Saltville Storage Company related to Firm Transportation and Firm Storage Service.
10.15	WGL Holdings, Inc. 1999 Incentive Compensation Plan, as amended and restated as of March 5, 2003.
12	Statement re Computation of Ratios:
12.1	Computation of Ratio of Earnings to Fixed Charges—WGL Holdings, Inc.
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—WGL Holdings, Inc.
12.3	Computation of Ratio of Earnings to Fixed Charges—Washington Gas Light Company.
12.4	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—Washington Gas Light Company.
21	Subsidiaries of WGL Holdings, Inc.
23	Consent of Deloitte & Touche LLP
31.1	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Frederic M. Kline, the Chief Financial Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of Frederic M. Kline, the Chief Financial Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer, and Frederic M. Kline, The Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.