Form 10-K
period 2006-09-30
WGL HOLDINGS INC; WASHINGTON GAS LIGHT CO
filed 2006-12-14
CIK 1103601, 104819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended September 30, 2006

Commission	Exact name of registrant as specified in its charter and	States of	I.R.S.
File Number	principal office address and telephone number	Incorporation	Employer I.D. Number

1-16163	WGL Holdings, Inc. 101 Constitution Ave., N.W. Washington, D.C. 20080 (703) 750-2000	Virginia	52-2210912

0-49807	Washington Gas Light Company 101 Constitution Ave., N.W. Washington, D.C. 20080 (703) 750-4440	District of Columbia and Virginia	53-0162882

Securities registered pursuant to Section 12(b) of the Act (as of September 30, 2006):

Title of each class	Name of each exchange on which registered

WGL Holdings, Inc. common stock, no par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act (as of September 30, 2006):

Title of each class	Name of each exchange on which registered

Washington Gas Light Company preferred stock, cumulative, without par value:
$4.25 Series	Over-the-counter bulletin board
$4.80 Series	Over-the-counter bulletin board
$5.00 Series	Over-the-counter bulletin board

Indicate by check mark if each registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

WGL Holdings, Inc.	Yes X No
Washington Gas Light Company	Yes No X

Indicate by check mark if each registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes       No  X

Indicate by check mark whether each registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X

Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

WGL Holdings, Inc.	Large Accelerated Filer X	Accelerated Filer	Non-Accelerated Filer
Washington Gas Light Company	Large Accelerated Filer	Accelerated Filer	Non-Accelerated Filer X

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes       No  X

The aggregate market value of the voting common equity held by non-affiliates of the registrant, WGL Holdings, Inc., amounted to $1,475,648,252 as of March 31, 2006.

WGL Holdings, Inc. common stock, no par value outstanding as of October 31, 2006: 48,885,617 shares.

All of the outstanding shares of common stock ($1 par value) of Washington Gas Light Company were held by WGL Holdings, Inc. as of October 31, 2006.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of WGL Holdings, Inc.’s definitive Proxy Statement and Washington Gas Light Company’s definitive Information Statement in connection with the 2007 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and 14C not later than 120 days after September 30, 2006, are incorporated in Part III of this report.

WGL Holdings, Inc.
Washington Gas Light Company
For the Fiscal Year Ended September 30, 2006

i

WGL Holdings, Inc.
Washington Gas Light Company

INTRODUCTION

FILING FORMAT

This Annual Report on Form 10-K is a combined report being filed by two separate registrants: WGL Holdings, Inc. (WGL Holdings) and Washington Gas Light Company (Washington Gas). Except where the content clearly indicates otherwise, any reference in the report to “WGL Holdings,” “we,” “us” or “our” is to the holding company or the consolidated entity of WGL Holdings and all of its subsidiaries, including Washington Gas which is a distinct registrant that is a wholly owned subsidiary of WGL Holdings.

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (Management’s Discussion) included under Item 7 is divided into the following two major sections:

•	WGL Holdings—This section describes the financial condition and results of operations of WGL Holdings and its subsidiaries on a consolidated basis. It includes discussions of our regulated and unregulated operations. The majority of WGL Holdings’ operations are derived from the results of Washington Gas and, to a much lesser extent, the results of its non-utility operations.

•	Washington Gas—This section describes the financial condition and results of operations of Washington Gas, a wholly owned subsidiary that comprises the majority of WGL Holdings’ regulated utility segment.

Included under Item 8 are Consolidated Financial Statements of WGL Holdings and the Financial Statements of Washington Gas. Also included are the Notes to Consolidated Financial Statements that are presented on a combined basis for both WGL Holdings and Washington Gas.

The Management’s Discussion for both WGL Holdings and Washington Gas should be read in conjunction with the respective company’s financial statements and the combined Notes to Consolidated Financial Statements.

Unless otherwise noted, earnings per share amounts are presented on a diluted basis, and are based on weighted average common and common equivalent shares outstanding.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report, excluding historical information, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the outlook for earnings, revenues and other future financial business performance or strategies and expectations. Forward-looking statements are typically identified by words such as, but not limited to, “estimates,” “expects,” “anticipates,” “intends,” “believes,” “plans,” and similar expressions, or future or conditional verbs such as “will,” “should,” “would” and “could.” Although the registrants, WGL Holdings and Washington Gas, believe such forward-looking statements are based on reasonable assumptions, they cannot give assurance that every objective will be achieved. Forward-looking statements speak only as of today, and the registrants assume no duty to update them. The following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

•	the level and rate at which costs and expenses are incurred and the extent to which they are allowed to be recovered from customers through the regulatory process in connection with constructing, operating and maintaining the Washington Gas’ natural gas distribution system;

•	the ability to implement successful approaches to modify the current or future composition of gas delivered to customers or to remediate the effects of the current or future composition of gas delivered to customers, as a result of the introduction of gas from the Dominion Cove Point facility to Washington Gas’ natural gas distribution system;

•	the ability to recover the costs of implementing steps to accommodate delivery of natural gas to customers as a result of the receipt of gas from the Cove Point facility;

•	variations in weather conditions from normal levels;

•	the availability of natural gas supply and interstate pipeline transportation and storage capacity;

•	the ability of natural gas producers, pipeline gatherers, and natural gas processors to deliver natural gas into interstate pipelines for delivery by those interstate pipelines to the entrance points of Washington Gas’ natural gas distribution system as a result of factors beyond our control;

WGL Holdings, Inc.
Washington Gas Light Company

•	changes in economic, competitive, political and regulatory conditions and developments;

•	changes in capital and energy commodity market conditions;

•	changes in credit ratings of debt securities of WGL Holdings or Washington Gas that may affect access to capital or the cost of debt;

•	changes in credit market conditions and creditworthiness of customers and suppliers;

•	changes in relevant laws and regulations, including tax, environmental and employment laws and regulations;

•	legislative, regulatory and judicial mandates or decisions affecting business operations or the timing of recovery of costs and expenses;

•	the timing and success of business and product development efforts and technological improvements;

•	the pace of deregulation efforts and the availability of other competitive alternatives to our products and services;

•	changes in accounting principles;

•	acts of God and terrorist activities and

•	other uncertainties.

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

Glossary of Key Terms

Active Customer Meters: Natural gas meters that are physically connected to a building structure within the Washington Gas distribution system and service is active. Customers are billed for flowing gas and/or fixed charges.

Book Value Per Share: Common shareholders’ equity divided by the number of common shares outstanding.

Bundled Service: Service in which customers purchase both the natural gas commodity and the distribution or delivery of the commodity from the local regulated utility. When customers purchase bundled service from Washington Gas, no mark-up is applied to the cost of the natural gas commodity that is passed through to customers. Washington Gas has an opportunity to earn a fair rate of return on the net investment used to deliver natural gas.

City Gate: A point or measuring station at which a gas distribution company such as Washington Gas receives natural gas from an unaffiliated pipeline or transmission system.

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

Gross Margin: Revenues, less the associated cost of energy.

Heating Degree Day (HDD): A measure of the variation in weather based on the extent to which the daily average temperature falls below 65 degrees Fahrenheit.

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

Merchant Function: The purchase of the natural gas commodity by Washington Gas on behalf of retail customers.

New Customer Meters Added: Natural gas meters that are newly connected to a building structure within the Washington Gas distribution system. Service may or may not have been activated.

Payout Ratio: Dividends declared per share divided by basic earnings per share.

PSC of DC: The Public Service Commission of the District of Columbia is a three-member board that regulates Washington Gas’ distribution operations in the District of Columbia.

PSC of MD: The Public Service Commission of Maryland is a five-member board that regulates Washington Gas’ distribution operations in Maryland.

Regulated Utility Segment: Includes the operations of Washington Gas which are regulated by regulatory commissions located in the District of Columbia, Maryland and Virginia, and the operations of Hampshire Gas Company which are regulated by the Federal Energy Regulatory Commission.

Retail Energy-Marketing: Unregulated sales of natural gas and electricity to end users by our subsidiary, Washington Gas Energy Services, Inc.

Return on Average Common Equity: Net income divided by average common shareholders’ equity.

Revenue Normalization Adjustment (RNA): A regulatory billing mechanism designed to stabilize the level of net revenues collected from customers by eliminating the effect of deviations in customer usage caused by variations in weather from normal levels, and other factors such as conservation. Currently, an RNA is in effect for Maryland customers.

SCC of VA: The State Corporation Commission of Virginia is a three-member board that regulates Washington Gas’ distribution operations in Virginia.

Service Area: The region in which Washington Gas operates. The service area includes Washington, D.C., and the surrounding metropolitan areas in Maryland and Virginia.

WGL Holdings, Inc.
Washington Gas Light Company

Tariffs: Documents issued by the regulatory commission in each jurisdiction that set the prices Washington Gas may charge and the practices it must follow when providing utility service to its customers.

Third-Party Marketer: Unregulated companies that sell natural gas and electricity directly to retail customers. Washington Gas Energy Services, Inc., a subsidiary company of Washington Gas Resources Corp., is a third-party marketer.

Therm: A natural gas unit of measurement that includes a standard measure for heating value. We report our natural gas sales and deliveries in therms. A therm of gas contains 100,000 British thermal units of heat, or the energy equivalent of burning approximately 100 cubic feet of natural gas under normal conditions. Ten million therms equal approximately one billion cubic feet of natural gas.

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

Washington Gas: Washington Gas Light Company is a subsidiary of WGL Holdings, Inc. that delivers and sells natural gas primarily to retail customers in accordance with tariffs set by the PSC of DC, the PSC of MD and the SCC of VA.

Washington Gas Resources Corporation: Washington Gas Resources Corp. is a subsidiary of WGL Holdings, Inc. that owns the majority of the non-utility subsidiaries.

WGEServices: Washington Gas Energy Services, Inc. is a subsidiary of Washington Gas Resources Corp. that sells natural gas and electricity to retail customers on an unregulated basis.

WGESystems: Washington Gas Energy Systems, Inc., is a subsidiary of Washington Gas Resources Corp. that offers HVAC-related products and services to commercial customers.

WGL Holdings: WGL Holdings, Inc. is a holding company that became the parent company of Washington Gas Light Company and its subsidiaries effective November 1, 2000.

Weather Insurance Policy: An insurance policy that provides protection from the negative financial effects of warmer-than-normal weather during the winter heating season.

Weather Derivative: A financial instrument that provides protection from the negative financial effects of warmer-than-normal weather during the winter heating season.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business

ITEM 1. BUSINESS

INTRODUCTION

WGL Holdings is a holding company that was established on November 1, 2000. WGL Holdings owns all of the shares of common stock of Washington Gas, a regulated natural gas utility, and all of the shares of common stock of Washington Gas Resources Corporation (Washington Gas Resources), Hampshire Gas Company (Hampshire) and Crab Run Gas Company (Crab Run). Washington Gas Resources owns all of the shares of common stock of various unregulated, energy-related businesses.

WGL Holdings, through its subsidiaries, sells and delivers natural gas, and provides a variety of energy-related products and services to customers primarily in Washington, D.C., and the surrounding metropolitan areas in Maryland and Virginia. Our core subsidiary, Washington Gas, engages in the delivery and sale of natural gas that is regulated by regulatory commissions in the District of Columbia, Maryland and Virginia. Through the wholly owned subsidiaries of Washington Gas Resources, we also offer energy-related products and services.

SUBSIDIARIES

WGL Holdings is the parent of four direct, wholly owned subsidiaries. The following paragraphs describe each subsidiary in the WGL Holdings’ corporate structure at September 30, 2006.

Washington Gas—is a regulated public utility that delivers and sells natural gas to customers in Washington, D.C. and adjoining areas in Maryland, Virginia and several cities and towns in the northern Shenandoah Valley of Virginia. Washington Gas has been engaged in the natural gas distribution business for 158 years, since its incorporation by an Act of Congress in 1848. Washington Gas has been a domestic corporation of the Commonwealth of Virginia since 1953, and a corporation of the District of Columbia since 1957. Washington Gas serves over one million customers in an area having a population estimated at five million.

As of September 30, 2006, Washington Gas had 1.032 million active customer meters. Active customer meters reflect all natural gas meters connected to the Washington Gas distribution system, excluding those meters that are not currently receiving service. The following table lists the number of active customer meters and therms delivered by jurisdiction as of and for the year ended September 30, 2006.

Active Customer Meters and Therms Delivered by Jurisdiction

		Millions of Therms
	Active Customer	Delivered
	Meters as of	Fiscal Year Ended
Jurisdiction	September 30, 2006	September 30, 2006

District of Columbia	150,636	292.9
Maryland	421,216	725.4
Virginia	460,064	558.6

Total	1,031,916	1,576.9

Of the 1.577 billion therms delivered in fiscal year 2006, 813.8 million therms, or 51.6 percent, were sold and delivered by Washington Gas and 763.1 million therms, or 48.4 percent, were delivered by Washington Gas to various customers that acquired their natural gas from competitive natural gas suppliers described as third-party marketers. Of the total therms delivered, Washington Gas delivered 76.8 percent to firm residential and commercial customers, 16.3 percent to interruptible customers, and the remaining 6.9 percent to customers that use natural gas to generate electricity either under an interruptible or special firm contract.

Washington Gas Resources—owns most of our unregulated subsidiaries. The subsidiaries of Washington Gas Resources, as described below, include Washington Gas Energy Services, Inc. (WGEServices), Washington Gas Energy Systems, Inc. (WGESystems) and Washington Gas Credit Corporation (Credit Corp.). On September 29, 2006, Washington Gas Resources sold all of the outstanding shares of common stock of its wholly owned subsidiary, American Combustion Industries, Inc. (ACI), a full-service mechanical contractor that offered turnkey products and services associated with mechanical heating, ventilating and air conditioning (HVAC) systems. Refer to Note 2 of the Notes to Consolidated Financial Statements for a further discussion of the ACI sale. Effective December 4, 2006, Washington Gas Resources dissolved its wholly owned subsidiary, WG Maritime Plaza I, Inc. (WG Maritime), which held a carried interest in two buildings developed on land owned by Washington Gas. These two buildings were

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

sold in fiscal year 2004. Refer to the section entitled Properties under Item 2 of this Form 10-K for further information related to a development project on this land.

WGEServices—is engaged in the sale of natural gas and electricity to retail customers in competition with other unaffiliated, unregulated marketers. At September 30, 2006, WGEServices served approximately 142,700 residential, commercial and industrial natural gas customers, and 63,300 electricity customers located in Maryland, Virginia, Delaware and the District of Columbia. WGEServices purchases natural gas and electricity for resale and does not own or operate any natural gas or electric generation, production, transmission or distribution assets. Washington Gas delivers most of the natural gas sold by WGEServices. Unaffiliated electric utilities deliver all of the electricity sold by WGEServices.

WGESystems—is a provider of commercial energy services, including the design, construction and renovation of mechanical HVAC systems, electrical distribution systems, control and security systems, energy conservation measures, and alternative energy technologies to institutional and commercial customers in the District of Columbia and parts of Virginia and Maryland.

Credit Corp.—offered financing to customers to purchase gas appliances and other energy-related equipment. This business no longer offers new loans, but continues to service its existing loan portfolio. Substantially all of this loan portfolio has been amortized and, therefore, is not material.

Hampshire—is a regulated utility that operates an underground natural gas storage facility in Hampshire County, West Virginia. Washington Gas purchases all of the storage services of Hampshire. Washington Gas includes the cost of these services in the bills sent to its customers. Hampshire is regulated under a cost of service tariff by the Federal Energy Regulatory Commission (FERC).

Crab Run—is an exploration and production company whose assets are managed by an Oklahoma-based limited partnership in which Crab Run is a limited partner. At September 30, 2006, Crab Run’s investment in this partnership was not material. WGL Holdings’ investment in this subsidiary also is not material, and we expect that future investments in Crab Run will be minimal.

INDUSTRY SEGMENTS

Through our subsidiaries, as described above, we have three operating segments: 1) regulated utility; 2) retail energy-marketing and 3) commercial HVAC products and services. These three segments are described below. Transactions not specifically identifiable in one of these three segments are accumulated and reported in the category “Other Activities.”

  Regulated Utility

With approximately 92 percent of our consolidated total assets, the regulated utility segment consists of Washington Gas and Hampshire. Washington Gas delivers natural gas to retail customers in accordance with tariffs approved by the regulatory commissions that have jurisdiction over Washington Gas’ rates. Washington Gas also sells natural gas to customers who have not elected to purchase natural gas from unregulated third-party marketers. Washington Gas does not earn a profit or incur a loss when it sells the natural gas commodity because utility customers are charged for the natural gas commodity at the same cost that Washington Gas incurs. At September 30, 2006, Washington Gas was selling and delivering the natural gas commodity to 85.7 percent of its customers. The remaining 14.3 percent of Washington Gas’ customers utilized the delivery services of Washington Gas for delivery of the natural gas commodity purchased from unregulated third-party marketers, such as WGEServices.

Hampshire, regulated by the FERC, is also part of our regulated utility segment. Hampshire operates an underground natural gas storage facility that provides services exclusively to Washington Gas. Hampshire operates under a “pass-through” cost of service-based tariff approved by the FERC, and adjusts its billing rates to Washington Gas on a periodic basis to account for changes in its investment in utility plant and associated expenses.

During fiscal years ended September 30, 2006, 2005 and 2004, the regulated utility segment reported total operating revenues of $1.6 billion, $1.4 billion and $1.3 billion, respectively, representing 62.1 percent, 64.8 percent and 62.6 percent, respectively, of consolidated total operating revenues.

Factors critical to the success of the regulated utility segment include: (i) operating a safe and reliable natural gas distribution system; (ii) having sufficient natural gas supplies to serve the demand of its customers; (iii)  being competitive with other sources of energy such as electricity, fuel oil and propane and (iv) recovering the costs and expenses of this business in the rates it charges to customers.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

  Retail Energy-Marketing

The retail energy-marketing segment includes the operations of our WGEServices subsidiary which competes with other unregulated third-party marketers by selling natural gas and electricity directly to residential, commercial and industrial customers. WGEServices buys and resells natural gas and electricity with the objective of earning a profit through competitively-priced contracts. These commodities are delivered to retail customers through the assets owned by regulated utilities, such as Washington Gas or other unaffiliated natural gas or electric utilities.

Factors critical to the success of the retail energy-marketing segment include: (i) managing the market risk of the difference between the sales price committed to customers under sales contracts and the cost of natural gas and electricity needed to satisfy these sales commitments; (ii) managing credit risks associated with customers of and suppliers to this segment; (iii) having sufficient deliverability of natural gas and electric supplies and transportation to serve the demand of its customers which can be affected by the ability of natural gas producers, pipeline gatherers, natural gas processors, interstate pipelines, suppliers of electricity and regional electric transmission operators to deliver the respective commodities and (iv) controlling the level of selling, general and administrative expenses, including customer acquisition expenses.

  Commercial HVAC

The commercial HVAC segment includes the operations of our WGESystems subsidiary which manages design-build and renovation projects and provides maintenance services to the commercial and government markets. There are many competitors in this business segment. WGESystems focuses on retrofitting the mechanical, electrical and energy-related systems of a large number of aging commercial and government structures, primarily in the District of Columbia and portions of Maryland and Virginia. Factors critical to the success of the commercial HVAC segment include: (i) generating adequate revenue from the government and private sectors in the facility construction and retrofit markets; (ii) building a stable base of customer relationships; (iii)  estimating and managing fixed-price contracts and (iv) controlling selling, general and administrative expenses.

For a further discussion of segment financial results, see Note 17 of the Notes to Consolidated Financial Statements.

RATES AND REGULATORY MATTERS

Washington Gas is regulated by the Public Service Commission of the District of Columbia (PSC of DC), the Public Service Commission of Maryland (PSC of MD) and the State Corporation Commission of Virginia (SCC of VA). The following section, “General Regulatory Matters,” is a discussion of Washington Gas’ general regulatory issues, and the section entitled “Jurisdictional Rates and Regulatory Matters” is a discussion of information regarding each commission and recent regulatory proceedings.

  General Regulatory Matters

For the majority of its business, Washington Gas charges its customers a price based on the combination of the cost it incurs for the natural gas commodity, including charges for interstate pipeline services, and a charge for delivering natural gas to its customers (also refer to the section below entitled “Natural Gas Unbundling”). In all jurisdictions, the cost of the natural gas commodity and the charge for the delivery service are determined as separate components of customers’ bills. The charge for the delivery service component of customers’ bills varies based on the type of service being provided, such as for firm or interruptible service.

Regulated Service to Firm Customers.  In the District of Columbia jurisdiction, the rate schedules for firm delivery service are based upon: (i) a flat volumetric charge for the delivery of each therm of natural gas consumed and (ii) a fixed customer charge designed to recover certain fixed costs associated with maintaining facilities located on the customer’s property, as well as certain other costs that do not vary with the amount of natural gas consumed by customers. Non-residential firm customers in the District of Columbia also pay a peak-usage charge designed to recover the cost to serve customers during peak periods. In the Maryland and Virginia jurisdictions, the rate schedules for firm delivery service are composed of: (i) a fixed charge per customer and (ii) a variable volumetric rate structured as a declining rate based on increasing blocks of volumes. Declining block rates have the effect of minimizing fluctuations in revenues that otherwise would result from deviations from normal weather. Effective October 1, 2005, rate schedules in the Maryland jurisdiction also reflect the effects of a new billing mechanism (refer to the section entitled “Jurisdictional Rates and Regulatory Matters—Maryland Jurisdiction”).

The tariff provisions for firm sales service customers in each Washington Gas jurisdiction contain gas cost recovery mechanisms. These mechanisms provide for the recovery of the invoice cost of natural gas, including the cost to store and transport the gas commodity to Washington Gas’ city gate, applicable to firm customers. Under these mechanisms, firm customer rates are adjusted periodically to reflect increases and decreases in the actual cost of gas. Moreover, provisions in each jurisdiction provide for an annual

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

reconciliation of gas costs collected from firm customers to the applicable invoice cost of gas paid to natural gas suppliers, as well as the invoice cost of storage and transportation paid to pipeline companies, on behalf of these customers. Differences between the amount collected from customers and what is paid to suppliers for natural gas are collected from or refunded to customers over subsequent periods. Washington Gas receives from or pays to its customers in the District of Columbia and Virginia, at short-term interest rates, carrying costs associated with under- or over-collected gas costs recovered from its customers.

Regulated Service to Interruptible Customers.  Interruptible service is primarily a delivery service to certain qualified customers where the delivery can be “interrupted” under certain conditions. A limited number of interruptible customers in the District of Columbia and Virginia elect to receive a service which includes the sale of the natural gas commodity and the delivery of that commodity. To qualify for interruptible service, customers must be capable of either substituting an alternate fuel for natural gas or operating without utilizing natural gas should Washington Gas determine that it must interrupt service temporarily to meet firm customers’ needs during periods of peak demand. The effect on net income of any changes in delivered volumes and prices to interruptible customers is limited by margin-sharing arrangements that are included in Washington Gas’ rate designs in the District of Columbia and, to a much smaller extent, in Virginia. In the District of Columbia, Washington Gas shares a majority of the margins earned on interruptible gas sales and deliveries with firm customers after a gross margin threshold is reached. A portion of the fixed costs for servicing interruptible customers is collected through the firm customers’ rate design. In the Virginia jurisdiction, rates for customers using interruptible delivery service are based on a traditional cost of service approach, and Washington Gas retains all revenues from interruptible delivery service. However, a few customers have been grandfathered into a bundled sales and delivery service with previously approved bundled interruptible rate design. A portion of these revenues is shared with firm customers, but the volumes are small and the amounts of revenues are not material to our consolidated results of operations. Prior to October 1, 2005, interruptible customers in the Maryland jurisdiction had similar margin-sharing arrangements for interruptible customers in the District of Columbia, as described above. Effective October 1, 2005, pursuant to Washington Gas’ implementation of a new billing mechanism in the Maryland jurisdiction, rates for interruptible customers in Maryland are based on a traditional cost of service approach, and Washington Gas retains a defined amount above a pre-approved margin threshold level (refer to the section entitled “Jurisdictional Rates and Regulatory Matters—Maryland Jurisdiction”).

Natural Gas Unbundling.  As discussed above, although most of Washington Gas’ revenue is generated from the sale and delivery of natural gas on a combined or “bundled” basis, federal and state regulation allows for the separation or “unbundling” of the sale of the natural gas commodity from the delivery of natural gas on Washington Gas’ distribution system (delivery service). Gross margins generated by Washington Gas from deliveries of customer-owned gas are equivalent to those earned on bundled gas service because it is only allowed to charge its customers the cost it pays for the natural gas commodity and related charges for interstate pipeline services. Therefore, Washington Gas does not experience any economic loss when customers choose to purchase the natural gas commodity from unregulated third-party marketers.

Throughout the Washington Gas service area, all customers may choose to purchase natural gas from a variety of unregulated third-party marketers, including WGEServices, an affiliated natural gas and electricity retail marketer. When customers select an unregulated third-party marketer as their gas supplier, Washington Gas continues to charge these customers to deliver natural gas through its distribution system at rates identical to the delivery portion of the bundled sales service customers. The status of the unbundling programs in Washington Gas’ major jurisdictions as of September 30, 2006 is discussed further in the section entitled “Competition.”

WGEServices sells natural gas, as an unregulated third-party marketer, to both firm and interruptible customers in each Washington Gas jurisdiction. Washington Gas provides delivery service for those customers of WGEServices that reside in its jurisdiction. In addition, WGEServices sells to Delaware and other areas in Maryland and Virginia that are outside of Washington Gas’ jurisdictional service area.

  Jurisdictional Rates and Regulatory Matters

A description of each commission under which Washington Gas is regulated and a discussion of significant regulatory matters in each jurisdiction are presented below. Also see the section entitled “Regulatory Matters” in Management’s Discussion for a table that summarizes Washington Gas’ major rate applications and results.

     District of Columbia Jurisdiction

The PSC of DC consists of three full-time members who are appointed by the Mayor with the advice and consent of the District of Columbia City Council. The term of each commissioner is four years. There are no limitations on the number of terms that can be

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

served. The PSC of DC has no required period of time by which it must make decisions for modifications to base rates charged by Washington Gas to its customers.

     Rate Case and Other Regulatory Activities

On May 1, 2006, Washington Gas filed two tariff applications with the PSC of DC requesting approval of proposed revisions to the balancing charge provisions of its firm and interruptible delivery service tariffs that would permit the utility to recover from its delivery service customers the costs of hexane (heavy hydrocarbons or “HHCs”) that are being injected into Washington Gas’ natural gas distribution system. Washington Gas has been recovering the costs of HHCs from sales customers in the District of Columbia through its Purchased Gas Charge (PGC) provision in this jurisdiction. On October 2, 2006, the PSC of DC issued an order rejecting Washington Gas’ proposed tariff revisions until the PSC of MD concludes on its evidentiary hearing related to this matter which is scheduled to be held on February 6, 2007 (refer to “Maryland Jurisdiction” below).  On October 12, 2006, Washington Gas filed a Motion for Clarification requesting that the PSC of DC affirm that Washington Gas can continue collecting HHC costs from sales customers through its PGC provision or to record such HHC costs incurred as a regulatory asset pending a ruling by the PSC of DC on future cost recovery. Pending the PSC of DC’s decision on the Motion for Clarification, Washington Gas continues to recover the costs of HHCs from sales customers in the District of Columbia through its PGC provision, and is recording these costs as a regulatory asset.

     Maryland Jurisdiction

The PSC of MD currently consists of four full-time members who are appointed by the Governor with the advice and consent of the Senate of Maryland; a fifth PSC of MD seat currently is vacant. Each commissioner is appointed to a five-year term, with no limit on the number of terms that can be served.

Washington Gas is required to give 30 days’ notice before filing for a rate increase. The PSC of MD may initially suspend the proposed increase for 150 days following the 30-day notice period, and then has the option to extend the suspension for an additional 30 days. If action has not been taken after 210 days, the requested rates become effective subject to refund.

     Rate Case and Other Regulatory Activities

Accounting Order.  On April 28, 2005, Washington Gas filed a request for an Accounting Order with the PSC of MD in connection with a rehabilitation project being performed in a portion of Prince George’s County, Maryland to address an increase in natural gas leaks (refer to the section entitled “Operating Issues in Prince George’s County, Maryland”). In this filing, Washington Gas requested that the PSC of MD issue an Accounting Order to ratify Washington Gas’ interpretation of the applicable regulatory guidelines regarding the accounting treatment of a portion of the cost of the rehabilitation project. Specifically, Washington Gas interpreted the guidelines to require it to record the estimated $13 million cost to encapsulate couplings on mains in the affected areas of Prince George’s County as a capital expenditure. After considering this matter at the June 1, 2005 Administrative Meeting of the PSC of MD, the PSC of MD granted Washington Gas’ request for an Accounting Order with the understanding that the accounting treatment will not be determinative of future ratemaking treatment, and the PSC of MD retains jurisdiction to adopt any ratemaking treatment it deems appropriate.

Interruptible Transportation Service and RNA Mechanism.  On August 8, 2005, the PSC of MD approved an unopposed Stipulation and Agreement (Stipulation) that was previously filed with the PSC of MD by Washington Gas and three other participants. The Stipulation resolved outstanding issues from an October 31, 2003 Final Order issued by the PSC of MD regarding the manner in which interruptible transportation service is charged to Maryland customers (refer to the section above entitled “Regulated Service to Interruptible Customers” for a discussion of this service). As proposed in the Stipulation, the PSC of MD also approved Washington Gas’ implementation of a new billing mechanism known as the Revenue Normalization Adjustment (RNA). The RNA mechanism is designed to stabilize the level of utility net revenues collected from Maryland customers by eliminating the effect of deviations in customer usage caused by variations in weather from normal levels and other factors such as conservation. The Stipulation also allows for the impact of the RNA mechanism on Washington Gas’ risk and rate of return to be evaluated in the next rate case. The RNA became effective on October 1, 2005. Washington Gas’ net income for the fiscal year ended September 30, 2006 reflects the effect of the RNA.

Disallowance of Purchased Gas Charges.  Washington Gas submitted to a routine review of its gas costs that were billed to customers in Maryland from September 2003 through August 2004. Each year, the PSC of MD reviews the annual gas costs collected from customers to determine if Washington Gas’ purchased gas costs are not justified because it failed to support that the charges

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

incurred were based solely on increased costs of natural gas, or it failed to follow competitive and reasonable practices in procuring and purchasing natural gas. On March 14, 2006, a Hearing Examiner of the PSC of MD issued a proposed order approving purchased gas charges of Washington Gas for the twelve-month period ending August 2004, except for $4.6 million of such charges that the Hearing Examiner recommended be disallowed because, in the opinion of the Hearing Examiner, they were not reasonably and prudently incurred. Washington Gas filed a Notice of Appeal on April 12, 2006 and a Memorandum on Appeal on April 21, 2006 with the PSC of MD, asserting that the Hearing Examiner’s recommendation is without merit. A reply memorandum was filed on May 11, 2006. After consideration of these issues, we expect the PSC of MD to issue a Final Order. Over the past ten years, Washington Gas has incurred similar purchased gas charges which the PSC of MD has reviewed and approved as being reasonably and prudently incurred and therefore subject to recovery from customers. Among other issues included in the appeal, we reminded the PSC of MD of this prior recovery and requested that similar treatment be granted for this matter. During the fiscal year ended September 30, 2006, Washington Gas accrued a liability of $4.6 million (pre-tax) related to the proposed disallowance of these purchased gas charges. If the PSC of MD rules in Washington Gas’ favor, the liability recorded in the 2006 fiscal year for this issue will be reversed.

Recovery of Hexane costs.  In March 2006, Washington Gas began recovering the costs of HHCs that are being injected into its natural gas distribution system from Maryland sales customers through its PGC provision in Maryland. On April 28, 2006, Washington Gas filed an application with the PSC of MD requesting approval of proposed revisions to the balancing charge provisions of its firm and interruptible delivery service tariffs that would permit the utility to recover the cost of HHCs from its delivery service customers, as well as from its sales customers. On June 27, 2006, the PSC of MD issued an order that rejected Washington Gas’ proposed tariff revisions until an evidentiary hearing is held to further consider matters relating to the efficacy of the HHC injections in addressing existing leaks or in preventing additional leaks on Washington Gas’ distribution system (refer to the section entitled “Operating Issues in Prince George’s County, Maryland”).  In addition to ordering an evidentiary hearing, the PSC of MD directed Washington Gas to cease recovering HHC costs being recovered through the PGC provision, and to record costs that will be incurred in the future in a “pending” account for future regulatory disposition following the conclusion of the evidentiary hearing. The PSC of MD also indicated that the disposition of HHC costs collected previously through the PGC provision will be determined in the course of the evidentiary hearing which is scheduled to be held on February 6, 2007.

     Virginia Jurisdiction

The SCC of VA consists of three full-time members who are elected by the General Assembly of Virginia. Each commissioner has a six-year term with no limitation on the number of terms that can be served.

Either of two methods may be used to request a modification of existing rates. First, Washington Gas may file an application for a general rate increase in which it may propose new adjustments to the cost of service that are different from those previously approved for Washington Gas by the SCC of VA, as well as a revised return on equity. The proposed rates under this process may take effect 150 days after the filing, subject to refund pending the outcome of the SCC of VA’s action on the application. Second, an expedited rate case procedure is available which provides that proposed rate increases may be effective 30 days after the filing date, also subject to refund. Under the expedited rate case procedure, Washington Gas may not propose any new adjustments for issues not previously approved in its last general rate case, or a change in its return on common equity from the level authorized in its last general rate case. Once filed, other parties may propose new adjustments or a change in the cost of capital from the level authorized in its last general rate case. The expedited rate case procedure may not be available if the SCC of VA decides that there has been a substantial change in circumstances since the last general rate case filed by Washington Gas.

     Rate Case and Other Regulatory Activities

Annual Earnings Test.  On December 18, 2003, the SCC of VA issued a Final Order in response to an application filed by Washington Gas on June 14, 2002 to increase annual revenues in Virginia. In connection with this Final Order, the SCC of VA ordered Washington Gas to reduce its rate base related to net utility plant by $28 million, which is net of accumulated deferred income taxes of $14 million, and to establish an equivalent regulatory asset that Washington Gas has done for regulatory accounting purposes only. This regulatory asset, which is presented within “Accumulated depreciation and amortization” on the balance sheets, represents the difference between the accumulated reserve for depreciation recorded on the books of Washington Gas and a theoretical reserve that was derived by the Staff of the SCC of VA (VA Staff) as part of its review of Washington Gas’ depreciation rates, less accumulated deferred income taxes. This regulatory asset is being amortized as a component of depreciation expense over 32 years pursuant to the Final Order. The SCC of VA provided for both a return on, and a return of, this regulatory asset established for regulatory accounting purposes.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

In approving the treatment described in the preceding paragraph, the SCC of VA further ordered that an annual “earnings test” be performed to determine if Washington Gas has earned in excess of its allowed rate of return on common equity for its Virginia operations. The current procedure for performing this earnings test does not normalize the actual return on equity for the effect of weather over the applicable twelve-month period. To the extent that Washington Gas earns in excess of its allowed return on equity in any annual earnings test period, Washington Gas is required to increase depreciation expense (after considering the impact of income tax benefits), and increase the accumulated reserve for depreciation for the amount of the actual earnings in excess of the earnings produced by a 10.50 percent allowed return on equity. Under the SCC of VA’s requirements for performing earnings tests, if weather is warmer than normal in a particular annual earnings test period, Washington Gas is not allowed to restore any amount of earnings previously eliminated as a result of this earnings test. These annual earnings tests will be performed until the $28 million difference between the accumulated reserve for depreciation recorded on Washington Gas’ books and the theoretical reserve derived by the VA Staff, net of accumulated deferred income taxes, is eliminated or the level of the regulatory asset established for regulatory accounting purposes is adjusted as a result of a future depreciation study.

In accordance with a September 27, 2004 SCC of VA-approved stipulation involving Washington Gas and other participants, as discussed below, Washington Gas is required to file with the SCC of VA annual earnings test calculations based on a twelve-month period ended December 31. These annual calculations are being estimated by Washington Gas quarterly, and when appropriate, accounting adjustments are being recorded.

On April 27, 2006, Washington Gas filed an earnings test for the twelve months ended December 31, 2005. Washington Gas’ filing, which is subject to review by the applicable parties within the SCC of VA, indicated that it had not earned in excess of its allowed return on equity during the period of the earnings test. As discussed below, Washington Gas filed a general rate case application with the SCC of VA on September 15, 2006. The earnings test for the twelve-month period ended December 31, 2005 will be reviewed by the VA Staff in connection with its review of the September 15, 2006 rate application.

Expedited Rate Case and Stipulation.  On January 27, 2004, Washington Gas filed an expedited rate case with the SCC of VA to increase annual revenues in Virginia by $19.6 million. On February 26, 2004, based upon expedited rate case filing procedures, Washington Gas placed the proposed revenue increase into effect, subject to refund, pending the SCC of VA’s final decision in the proceeding.

On September 27, 2004, the SCC of VA issued a Final Order approving a proposed stipulation of six participants in the rate case that included Washington Gas and the VA Staff. The approved stipulation, among other things, included no change in Washington Gas’ annual base revenues, and maintained Washington Gas’ allowed rate of return on common equity of 10.50 percent and overall rate of return of 8.44 percent that had been previously approved by a December 18, 2003 Final Order. Washington Gas had recorded a provision for rate refunds equal to the full amount of revenues that had been collected subject to refund through the fiscal year ended September 30, 2004. Accordingly, there was no effect on earnings for fiscal year 2004 for the rates initially put into effect in February 2004. As discussed above, the stipulation also requires Washington Gas to file with the SCC of VA annual earnings test calculations based on a twelve-month period ended December 31.

Application for Rate Increase.  On September 15, 2006, Washington Gas filed an application with the SCC of VA to increase its annual utility net revenues in Virginia by approximately $23.0 million. The application seeks an overall rate of return of 9.12 percent and a return on common equity of 11.25 percent. This compares to the current overall rate of return of 8.44 percent and return on common equity of 10.50 percent as authorized by the SCC of VA in its Final Order issued to Washington Gas on December 18, 2003.

In the filed application, Washington Gas also seeks approval of various billing, rate design and other proposals, including: (i) the implementation of a billing adjustment mechanism to stabilize the level of revenue collections; (ii) the implementation of a Performance-Based Rate (PBR) plan; (iii) the recovery of its costs of HHCs as a gas cost from both sales and delivery service customers and (iv) the implementation of a Gas Administrative Charge (GAC). Following is a discussion of these proposals.

Washington Gas proposes to implement an RNA billing mechanism in Virginia similar to the mechanism that was implemented in the Maryland jurisdiction. The proposed RNA in Virginia would be designed to stabilize the level of utility net revenues collected from customers by eliminating the effect of deviations in customer usage caused by variations in weather from normal levels and other factors such as customer conservation.

The Virginia application also proposes a PBR plan that is designed to benefit customers through the incentives given Washington Gas to improve its performance while preserving service quality and the reliability and safety of its natural gas distribution system. The key features of the proposed PBR plan are: (i) a three-year freeze of base rates; (ii) identified key service

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

quality standards to be upheld by Washington Gas while striving to control operating costs and (iii) an earnings sharing mechanism that would enable Washington Gas to share with both its Virginia customers and shareholders earnings in excess of the top of the range of its return on equity.

Washington Gas has incurred costs for the purchase of HHCs that are being injected into its natural gas distribution system to condition natural gas deliveries from a liquefied natural gas (LNG) terminal in Cove Point, Maryland. Consistent with its method of recovering the cost of the natural gas commodity in all jurisdictions, Washington Gas requests authorization by the SCC of VA to recover its costs of HHCs from both sales and unbundled delivery service customers.

Washington Gas also proposes to implement a GAC that would remove the cost of uncollectible account expense related to gas costs from base rates of both firm sales and delivery service customers, and collect an amount through its PGC provision in Virginia for such costs. Similar to the GAC utilized in the Maryland jurisdiction, this mechanism would more appropriately enable the recovery of such costs only from sales customers and the matching of this expense with changes in gas costs.

In its rate application with the SCC of VA, Washington Gas requests that it be permitted to implement the newly proposed increase in revenues, subject to refund, effective for services rendered on and after February 13, 2007. Washington Gas requests that it be permitted to implement other proposed tariff revisions, such as the RNA billing mechanism and PBR plan, upon final approval by the SCC of VA.

The SCC of VA has adopted a procedural schedule that directs the VA Staff and any third parties to file testimony and supporting exhibits during the first quarter of 2007 and sets the hearing date on this matter for April 23, 2007.

     Depreciation Study

In October 2006, Washington Gas completed a depreciation rate study based on its property, plant and equipment balances at December 31, 2005. The results of the depreciation study indicate that Washington Gas’ depreciation rates should be reduced due to asset lives being extended beyond previously estimated lives. Under regulatory requirements, these depreciation rates must be approved before they are placed into effect.

In Maryland and the District of Columbia, regulatory requirements prescribe that whenever depreciation rates are revised, there must be a corresponding revision to customer billing rates. Accordingly, the new depreciation rates in Maryland and the District of Columbia will not be placed into effect until a rate case proposal is approved enabling this change.

In connection with Washington Gas’ September 15, 2006 rate application with the SCC of VA, on November 8, 2006, Washington Gas filed with the SCC of VA that portion of the depreciation study related to the Virginia jurisdiction. Based on the results of the depreciation study, Washington Gas reduced the requested $23.0 million rate increase in the September 15, 2006 SCC of VA application by $5.8 million. Concurrent with the filing of the depreciation study, Washington Gas filed supplemental testimony and schedules reflecting the revised proposed base rate increase of $17.2 million. Consistent with regulatory precedent, Washington Gas expects to implement the changes in recorded depreciation, retroactive to January 1, 2006, upon approval from the VA Staff which is expected in fiscal year 2007.

UTILITY GAS SUPPLY AND PIPELINE TRANSPORTATION AND STORAGE CAPACITY

  Supply and Capacity Requirements

Washington Gas arranges to have natural gas delivered to the entry points of its distribution system (city gates or gate stations) using the delivery capacity of interstate pipeline companies, and also uses on-system peaking facilities to meet requirements. To provide the greatest amount of flexibility in meeting its customers’ diverse demand requirements, Washington Gas acquires interstate pipeline natural gas delivery and storage capacity on a system-wide basis using different interstate pipelines. Washington Gas’ supply and capacity plan is based on forecasted system requirements, and takes into account estimated load growth by type of customer, attrition, conservation, demand by gate station, interstate pipeline and storage capacity and contractual limitations and the forecasted movement of customers between sales service and delivery service.

At September 30, 2006, Washington Gas had service agreements with four pipeline companies that provided firm transportation and/or storage services directly to Washington Gas’ city gate. These contracts have expiration dates ranging from fiscal years 2007 to 2028.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

Washington Gas is responsible for acquiring both sufficient natural gas supplies and interstate pipeline and storage capacity to meet customer requirements. As such, Washington Gas must contract for reliable and adequate delivery capacity to its distribution system, while considering the dynamics of the interstate pipeline and storage capacity market, its own on-system natural gas peaking facilities, as well as the characteristics of its customer base. Washington Gas’ contracting activities take into account customers’ tendencies to switch between sales and delivery service; however, short-term contractual arrangements required to manage such customer choice diversity may not be available in future periods under conditions of capacity constraints.

Washington Gas has adopted a diversified portfolio approach designed to satisfy the supply and deliverability requirements of its customers, using multiple supply points, dependable interstate pipeline transportation and storage arrangements, and its own substantial storage and peaking capabilities to meet its customers’ demands. Washington Gas anticipates enhancing its peaking capacity by constructing an LNG peaking facility that is currently expected to be completed and placed in service by the 2011-2012 winter heating season. This represents a delay from the originally planned completion date, which was expected by the 2008-2009 winter heating season, due to zoning and other legal challenges. On November 8, 2006, the District Council of Prince George’s County issued a final decision denying Washington Gas’ application related to its proposed construction of the LNG peaking plant. The District Council held that current zoning restrictions prohibit such construction. Washington Gas appealed this decision to the Prince George’s County Circuit Court on November 22, 2006. Until such time when these legal challenges are resolved and the LNG plant is built, Washington Gas has planned for alternative sources of supply to meet its customers’ peak day requirements. These planned alternatives, that are expected to be completed by fiscal year 2011, include acquiring additional interstate pipeline capacity, in combination with investments by Washington Gas to upgrade the infrastructure of its transmission and distribution system. This plan is expected to provide for sufficient delivery of natural gas to meet customers’ peak day demand requirements until the new LNG storage facility is constructed and in service (refer to the section entitled “Liquidity and Capital Resources—Capital Expenditures” in Management’s Discussion included under Item 7 of this report for a further discussion of this construction project).

Local distribution companies, such as Washington Gas, along with other participants in the energy industry have raised concerns regarding the gradual depletion in the availability of additional interstate pipeline and storage capacity. Depleting pipeline and storage capacity is a business issue that must be managed by Washington Gas, whose customer base has grown at an annual rate of approximately two percent. This rate of growth is expected to continue. The increase in the near future in the number of electric generation facilities that are fueled by natural gas for the mid-Atlantic region and upstream of the mid-Atlantic region exacerbates concerns associated with the availability of pipeline and storage capacity. These facilities, which utilize significant pipeline and storage capacity, may ultimately affect deliverability and flexibility of natural gas delivery into the region. Due to the reluctance on the part of both marketers and some local distribution companies in committing to long-term pipeline contracts, pipeline infrastructure improvements have been limited despite the fact that the major pipelines serving the Washington Gas system are fully subscribed. In response to demand, interstate pipelines are offering infrastructure improvements that will expand pipeline and storage capacity in the mid-Atlantic region. These improvement projects, funded through incremental demand charges by the participating entities, require a minimum of two to five years to complete the planning, solicitation of interest, regulatory approval and construction. Recent projects to expand Washington Gas’ firm transportation and/or storage capacity completed or in progress, are outlined below:

Projects For Expanding Transportation and Storage Capacity (In therms)

	Daily Storage
	Transportation	Annual Storage
Suppliers	Capacity	Capacity	In-Service Date

Hardy Storage Company LLC(a)	800,000	56 million	Three-year phase-in period beginning in fiscal year 2007
Pine Needle LNG Company LLC(b)	200,000	2 million	May 2006
Duke Energy Gas Transmission Company(b)	700,000	7 million	Fiscal year 2007
Columbia Gas Transmission Corporation(a)	500,000	30 million	Fiscal year 2010

(a)  Supplier delivers the stored natural gas directly to Washington Gas’ distribution system.
(b)  Supplier delivers the stored natural gas indirectly to Washington Gas’ distribution system through third-party transportation companies.

Washington Gas will continue to monitor other opportunities to acquire or participate in obtaining additional pipeline and storage capacity that will improve or maintain the high level of service expected by its customer base.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

  Sources of Natural Gas

Annual Sendout.  As reflected in the table below, there were six sources of delivery through which Washington Gas received natural gas to satisfy the sendout requirements in pipeline year 2006 (November 1, 2005 through October 31, 2006). These same six sources also are expected to be utilized to satisfy sendout requirements in pipeline year 2007 (November 1, 2006 through October 31, 2007). Firm transportation denotes gas transported directly to the entry point of Washington Gas’ distribution system in contractually viable volumes. Transportation storage denotes volumes stored by a pipeline during the summer injection season for withdrawal and delivery to the Washington Gas distribution system during the winter heating season to meet load requirements. Peak load requirements are met by: (i) underground natural gas storage at the Hampshire storage field in Hampshire County, West Virginia; (ii) the local production of propane air plants located at Washington Gas-owned facilities in Rockville, Maryland (Rockville Station) and in Springfield, Virginia (Ravensworth Station) and (iii) other peak-shaving sources. Unregulated third-party marketers acquire interstate pipeline and storage capacity and the natural gas commodity on behalf of Washington Gas’ delivery service customers, some of which may be provided through transportation, storage and peaking resources provided by Washington Gas to unregulated third-party marketers under tariffs approved by the three public service commissions. These retail marketers have natural gas delivered to the entry point of Washington Gas’ delivery system on behalf of those utility customers that have decided to acquire their natural gas commodity on an unbundled basis, as previously discussed.

During pipeline year 2006 (November 1, 2005 through October 31, 2006), total sendout on the system was 1.552 billion therms, as compared to total sendout of 1.676 billion therms during pipeline year 2005. This excludes the sendout of sales and deliveries of natural gas used for electric generation. The decrease in 2006 was the result of weather in pipeline year 2006 that was warmer than pipeline year 2005. The sendout for pipeline year 2007 is estimated at 1.651 billion therms (based on normal weather), excluding the sendout for the sales and deliveries of natural gas used for electric generation. The sources of delivery and related volumes that were used to satisfy the requirements of pipeline year 2006 and those projected for pipeline year 2007 are shown in the following table.

Source of Delivery for Annual Sendout

(In millions of therms)	Pipeline Year

Source of Delivery	Actual 2006	Projected 2007

Firm Transportation	599	625
Transportation Storage	247	322
Hampshire Storage	–	21
Company-Owned Propane-Air Plants	3	12
Other Peak-Shaving Sources	8	19
Unregulated Third-Party Marketers	695	652

Total	1,552	1,651

Design Day Sendout.  The effectiveness of Washington Gas’ gas supply program is largely dependent on the sources used to satisfy delivery requirements for its design day. A design day is the maximum anticipated demand on the natural gas distribution system during a 24-hour period assuming a five-degree Fahrenheit average temperature. For planning purposes, we assume that all interruptible customers will be curtailed on the design day. Washington Gas’ current design day demand forecast for the 2006-2007 winter season is 18.0 million therms, and Washington Gas’ projected sources of delivery for design day sendout is 19.0 million therms. This provides a reserve margin of approximately 5.56 percent. Washington Gas is currently capable of meeting 72 percent of its design day requirements with storage and peaking capabilities. For its design day, Washington Gas plans for the optimal utilization

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

of its storage and peaking facilities to reduce its dependency on firm transportation and lower pipeline capacity costs. The following table reflects the sources of delivery that are projected to be used to satisfy the design day sendout estimate for pipeline year 2007.

Projected Sources of Delivery for Design Day Sendout

(In millions of therms)	Pipeline Year 2007

Source of Delivery	Volumes	Percent

Firm Transportation	5.4	28%
Transportation Storage	5.4	28%
Company-Owned Propane-Air Plants, Hampshire Storage and Other Peaking	7.6	40%
Unregulated Third-Party Marketers	0.6	4%

Total	19.0	100%

Gulf Coast Natural Gas Supply Issues.  During the late summer of 2005, immediately prior to the 2005-2006 winter heating season, the Gulf Coast region experienced a major disruption of natural gas production and processing due to hurricanes Katrina, Rita and Wilma. These natural gas production and processing disruptions resulted in a significant reduction of natural gas available to be delivered from the Gulf Coast region. Historically, Washington Gas received a majority of its natural gas purchases from this region through its contracted interstate pipeline services. According to the latest report from the United States Department of the Interior, Minerals Management Service, over 90 percent of the pre-hurricane natural gas production and processing from the Gulf Coast region became available again to the wholesale market. Given the recovery of available supplies from the Gulf Coast region following the hurricanes, coupled with the availability of natural gas supply from alternative production areas, Washington Gas was able to meet its customers’ daily demand for natural gas during the 2005-2006 winter heating season. Storage gas inventory balances were maintained at adequate operational levels throughout the heating season. Through the combination of traditional summer replenishment of its storage resources and the various locations and diversity of natural gas supply sources that are available to it, Washington Gas should have adequate supply to meet its firm service obligations for the 2006-2007 winter heating season.

Should future natural gas production and processing disruptions severely reduce levels of deliverability, then Washington Gas may need to implement contingency plans in order to maximize the number of customers served under such conditions. Contingency plans include requests to conserve to the general population and targeted curtailments to specific sections of the system, consistent with curtailment tariffs approved by regulators in each of Washington Gas’ three jurisdictions.

Since hurricanes Katrina, Rita and Wilma, Washington Gas has modified the composition of its natural gas portfolio to include a significantly higher percentage of natural gas supply that is produced from sources outside of the Gulf Coast region, including natural gas supply from the Appalachian and Canadian regions, as well as increased levels of natural gas in the form of vaporized LNG through the Dominion Cove Point (Dominion or Cove Point) LNG terminal. These natural gas supplies are being delivered to Washington Gas’ distribution system utilizing existing interstate pipeline resources under contract to Washington Gas that have transportation paths that support natural gas deliveries outside the Gulf Coast region. The diversification of its natural gas portfolio will help Washington Gas to meet customer demand despite unforeseen future supply issues that may arise similar to those resulting from weather events in the Gulf Coast region.

Volatility of Natural Gas Prices

As a result of market concerns about the sufficiency of the supply of natural gas, the hurricanes in the Gulf Coast region and other factors during the 2005-2006 winter heating season, the price of the natural gas commodity paid by Washington Gas’ customers rose sharply from levels experienced during the prior year’s winter heating season. In fiscal year 2006, higher natural gas prices increased customers’ bills dramatically. Under its regulated gas cost recovery mechanisms, Washington Gas records cost of gas expense equal to the cost of gas recovered in revenues from customers. An increase in the cost of gas due to an increase in the purchase price of the natural gas commodity generally has no direct effect on Washington Gas’ utility net revenues and net income. However, its net income was reduced in fiscal year 2006 primarily due to higher expenses for uncollectible customer accounts, as well as lower natural gas consumption caused by customer conservation in Virginia and the District of Columbia where these adverse effects on earnings are not addressed through regulatory mechanisms. In Maryland, the RNA and GAC regulatory mechanisms neutralize these effects on Washington Gas’ revenues and net income. Increases in the price of natural gas also can affect our operating cash flows, as

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

well as the competitiveness of natural gas as an energy source (refer to the section below entitled “Competition—Competition with Other Energy Products”).

Changes in Natural Gas Consumption

Natural gas supply requirements may be affected by changes in natural gas consumption by customers. Natural gas usage per customer may decline as customers change their consumption patterns in response to: (i) more volatile and higher natural gas prices, as discussed above and (ii) customers’ replacement of older, less efficient gas appliances with more efficient appliances. In each jurisdiction where it operates, Washington Gas’ recent rate case proceedings reflect these changes in customer usage profiles. In both the District of Columbia and Virginia jurisdictions, changes in customer usage by existing customers that occur subsequent to these recent rate case proceedings will have the effect of reducing revenues, which is offset by the favorable effect of adding new customers. Effective October 1, 2005, pursuant to an RNA mechanism approved by the PSC of MD, changes in customer usage by existing customers that occur subsequent to recent rate case proceedings in the Maryland jurisdiction generally will not reduce revenues, but rather will have the effect of stabilizing the level of delivery charge revenues received from customers on a monthly basis (refer to the section entitled “Jurisdictional Rates and Regulatory Matters—Maryland Jurisdiction” for a further discussion of this billing adjustment mechanism).

COMPETITION

Competition with Other Energy Products

Washington Gas faces competition based on customers’ preference for natural gas compared to other energy products and the comparative prices of those products. The most significant product competition occurs between natural gas and electricity in the residential market. The residential market generates a significant portion of Washington Gas’ net income. In its service territory, Washington Gas continues to attract the majority of the new residential construction market. Consumers’ continuing preference for natural gas allows Washington Gas to maintain a strong market presence.

Washington Gas has generally maintained a price advantage over competitive electricity supply in its service area for traditional residential uses of energy such as heating, water heating and cooking. Price volatility in the wholesale natural gas commodity market during the 2005-2006 winter heating season resulted in significant increases in the cost of natural gas billed to customers (refer to the section entitled “Volatility of Natural Gas Prices”). Such increases have resulted in a reduction in the traditional price advantage of natural gas over electricity.

The price advantages of electricity have been partially caused by artificial price caps on electricity sold by electric utilities. These price caps have expired in Maryland and the District of Columbia, and utility sales service price caps in Virginia will expire in 2010. Since the expiration of price caps in Maryland and the District of Columbia, market-based utility standard offer service rates have been put into effect in these jurisdictions which are subject to change in June of each year due to changes in the wholesale electricity market. The cost of generating electricity is affected by the cost of fuel used to generate electricity. As the prices of those fuels rise and existing supply contracts for those fuels between electric generators and fuel suppliers expire, the price of electricity will likely rise in relation to the current price for other forms of energy.

In June 2006, a change in standard offer service prices in Maryland and the District of Columbia resulted in significantly increased electricity prices in these jurisdictions. Although price volatility in the wholesale natural gas commodity market reduced the price advantage of natural gas over electricity, the significant rise in electric prices has restored some of the price advantage of natural gas.

Furthermore, as discussed below, the continued restructuring in both the natural gas and electric industries is leading to changes in traditional utility pricing models. As part of the electric industry restructuring effort, large and medium commercial markets are moving towards competitive retail supply contracts with third-party marketers of electricity, such as WGEServices. Competitive electric supply markets may result in lower comparative pricing for electric service and other alternative energy sources, including natural gas. These changes could result in increased competition for Washington Gas.

In the interruptible market, fuel oil is the prevalent energy alternative to natural gas. Washington Gas’ success in this market depends largely on the relationship between natural gas and oil prices. The supply of natural gas primarily is derived from domestic sources, and the relationship between supply and demand generally has the greatest impact on natural gas prices. As a large portion of oil comes from foreign sources, political events can have significant influences on oil supplies and, accordingly, oil prices. The

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

introduction of non-domestic supplies of LNG into the United States natural gas market may affect supply levels and have an impact on natural gas prices. To date, the effect of LNG on supply levels has been minimal.

Deregulation

In each of the jurisdictions (the District of Columbia, Maryland and Virginia) served by Washington Gas, regulators and utilities have implemented customer choice programs. These programs allow customers to choose to purchase their natural gas and/or electric commodity from unregulated third-party marketers, rather than purchasing these commodities as part of a bundled service from the local utility. When customers choose to purchase their natural gas commodity from unregulated third-party marketers on an unbundled basis, Washington Gas’ utility net revenues or net income are not affected since Washington Gas charges its customers the cost of gas without any mark-up. However, these customer choice programs provide unregulated third-party marketers, such as WGEServices, with opportunities to profit from the sale of the natural gas commodity or electricity in competitive retail markets. It also enables customers to have competitive choices for natural gas and electricity. Participating in this evolving marketplace also poses risks and challenges that must be addressed in our current and future strategies.

The Natural Gas Delivery Function

The natural gas delivery function, the core business of Washington Gas, continues to be regulated by local regulatory commissions. In developing this core business, Washington Gas has invested nearly $2.9 billion as of September 30, 2006 to construct and operate a safe and reliable natural gas distribution system. Because of the high fixed costs and significant safety and environmental considerations associated with building and operating a distribution system, Washington Gas expects to continue being the only owner and operator of a natural gas distribution system in its current franchise area for the foreseeable future. The nature of Washington Gas’ customer base and the distance of most customers from interstate pipelines mitigate the threat of bypass of its facilities by other potential delivery service providers.

Washington Gas expects that local regulatory commissions will continue to set the prices and terms for delivery service that give it an opportunity to earn a just and reasonable rate of return on the capital invested in its distribution system and to recover reasonable operating expenses. Washington Gas plans to continue constructing, operating and maintaining its natural gas distribution system, and will incur costs necessary to ensure the safety and reliability of its system, and that operating issues are addressed in a timely and adequate manner.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

The Merchant Function and Natural Gas Unbundling

At September 30, 2006, customer choice programs for natural gas customers were available to all of Washington Gas’ regulated utility customers in the District of Columbia, Maryland and Virginia. Of the 1.032 million active customers at September 30, 2006, approximately 147,000 customers purchased their natural gas commodity from unregulated third-party marketers. The following table provides the status of customer choice programs in Washington Gas’ major jurisdictions at September 30, 2006.

Status of Customer Choice Programs At September 30, 2006

Jurisdiction	Customer Class	Eligible Customers

		Total	% Participating

District of Columbia	Firm:
	Residential	137,277	9%
	Commercial	13,130	34%
	Interruptible	229	86%

Maryland	Firm:
	Residential	391,731	15%
	Commercial	29,223	42%
	Interruptible	262	100%

Virginia	Firm:
	Residential	433,215	12%
	Commercial	26,632	29%
	Interruptible	217	93%

Total		1,031,916	14%

Washington Gas prudently enters into contracts to purchase the natural gas commodity and, therefore, concludes that the costs being incurred should be recoverable from customers. Currently, Washington Gas’ jurisdictional tariffs contain gas cost mechanisms that allow it to recover the invoice cost of gas, including both the commodity cost of gas and the interstate pipeline capacity services, applicable to firm customers. If future unbundling or other initiatives remove the current gas cost recovery provisions, Washington Gas could be adversely impacted to the extent it cannot fully recover the cost of the natural gas commodity if purchased at above-market prices. Washington Gas currently has recovery mechanisms for such potentially stranded costs in the District of Columbia, Maryland and Virginia.

The same jurisdictional tariffs that allow Washington Gas to recover the invoice cost of gas applicable to firm customers also allow the utility to recover from third-party marketers, 100 percent of the cost of the storage and peak shaving capacity that Washington Gas dedicates to serving unbundled service customers who purchase their natural gas from a third-party marketer. Additionally, Washington Gas currently has mechanisms approved by each of its local commissions to recover some portion of the costs of transportation capacity from unregulated third-party marketers. Washington Gas is generally renewing long-term capacity contracts to meet its forecasts of continued growth in customer’s firm gas requirements and to comply with regulatory mechanisms to provide for or make available such resources to retail marketers serving customers in the customer choice programs.

To maximize the value of its long-term capacity, Washington Gas has entered into contracts with unregulated wholesale energy services companies that make use of the utility’s firm storage and transportation rights when Washington Gas does not need these rights, and to make off-system sales when such storage and transportation rights are under-utilized. Washington Gas continues to pay the fixed charges associated with the firm storage and transportation contracts used to make these sales. The sale of these rights are accounted for as revenues under regulated margin-sharing arrangements that vary by jurisdiction whereby a significant portion of these revenues is shared with Washington Gas’ customers as a reduction in natural gas costs, otherwise recoverable from firm customers. Washington Gas also has undertaken a portion of this responsibility in order to maximize the potential value of such resources and subsequently lower the cost of gas to its sales service customers. These transactions include fixed-priced and market-priced purchases and sales which Washington Gas has matched with the purchase of derivative instruments that simultaneously fix the economic profit on these transactions.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

UNREGULATED RETAIL ENERGY-MARKETING OF NATURAL GAS AND ELECTRICITY

As the role of regulated utilities in the merchant function may decrease over time, opportunities emerge for unregulated natural gas and electric providers. In the deregulated marketplace, third-party marketers have profit-making opportunities from the sale of the commodity, but they also assume the risk of loss.

In fiscal year 1997, we established WGEServices as an unregulated retail energy-marketing subsidiary. WGEServices sells natural gas and electricity to residential, commercial and industrial customers inside and outside of the Washington Gas service area. At September 30, 2006, 2005 and 2004, WGEServices had natural gas customers totaling approximately 142,700, 144,800 and 150,800, respectively. WGEServices had electric customers totaling approximately 63,300, 36,200 and 44,500 at September 30, 2006, 2005 and 2004, respectively. WGEServices’ operating revenues for fiscal years 2006, 2005 and 2004 were $1.0 billion, $773.0 million and $789.9 million, respectively. WGEServices’ net income was $13.3 million, $22.3 million and $8.3 million for fiscal years 2006, 2005 and 2004, respectively.

Natural Gas Supply

WGEServices competes with other third-party marketers to sell the unregulated natural gas commodity to customers. Marketers of the natural gas commodity compete largely on price, and gross margins are relatively small. Consequently, gross margins for the sale of unregulated natural gas are typically lower than those earned by Washington Gas.

WGEServices faces risks associated with its gas supply because it may experience a difference between contracted gas purchase quantities and contractual gas sales commitments. To minimize this risk, WGEServices manages its natural gas contract portfolio by closely matching the timing of gas purchases from suppliers with sales commitments to customers. WGEServices also purchases its gas from a number of wholesale suppliers in order to avoid relying on any single provider for its natural gas supply. Additionally, WGEServices maintains gas storage inventory that is assigned to it by natural gas utilities such as Washington Gas. This storage inventory enables WGEServices to meet daily and monthly fluctuations in demand caused by variations in weather from normal. WGEServices may, from time to time, enter into derivative contracts, including weather derivatives, in order to balance its sales commitments with the amount of gas it must purchase to satisfy those commitments, or for purposes of fixing the price at which WGEServices may have to purchase or sell gas. WGEServices has a risk management policy in place and periodically reassesses its policy to determine its adequacy to mitigate risks in changing markets. For a further discussion about WGEServices’ exposure to and management of market risks, refer to the section entitled “Market Risk” included in Management’s Discussion.

WGEServices purchases a portion of its natural gas supply from the Gulf Coast region. Purchase commitments from certain of WGEServices’ Gulf Coast-based natural gas suppliers were interrupted by the supply shortage in the Gulf Coast region in the immediate aftermath of the hurricanes during the fall 2005 season. During the 2005-2006 winter heating season, all of WGEServices’ contracted natural gas supplies from the Gulf Coast region flowed as contracted, and WGEServices met its customers’ daily demand for natural gas and achieved its required storage inventory balances.

In meeting its natural gas supply needs for the 2006-2007 winter heating season and beyond, WGEServices expects to continue to rely on a diverse set of supply sources, including city-gate delivered supplies, natural gas in storage and LNG from the Cove Point terminal.

Electricity Supply

Customer choice programs for electric customers have been implemented in each jurisdiction in which Washington Gas operates. Similar to the natural gas industry, participants in these programs can choose either to continue purchasing bundled electricity service from their local electric distribution utility or to purchase electricity from a third-party marketer. WGEServices competes with other third-party marketers to sell electric supply services to customers. Marketers of electric supply service compete largely on price, and gross margins are relatively small.

As of September 30, 2006, WGEServices’ electric customers grew 75 percent when compared to the number of customers as of September 30, 2005. This customer growth was principally the result of new competitive opportunities that emerged near the end of the third quarter of fiscal year 2006 due to sharp increases in competing rates offered by electric utilities in Maryland and Delaware. In other locations, however, future opportunities to add new electric customers may continue to be limited by the relationship between electric Standard Offer Service (SOS) rates offered by local electric utilities and market prices for electricity. Certain SOS rates in WGEServices’ market area continue to be below current market prices. In certain cases, electric utilities have entered into

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

wholesale contracts to supply their SOS customers, prior to an increase in fuel prices required to generate electricity. In other cases, electric utilities continue to provide service under previously established rates that are capped.

WGEServices procures electricity supply under contract structures in which WGEServices assumes the responsibility of matching its customer requirements with its supply purchases. WGEServices assembles the various components of supply, including electric energy, capacity, ancillary services and transmission service from multiple suppliers to match its customer requirements in accordance with its risk management policy. To the extent WGEServices has not matched its customer requirements with its supply purchases, it could be exposed to electricity commodity price risk. WGEServices’ electric business also is exposed to fluctuations in weather. Generally, WGEServices makes purchases under fixed-volume contracts that are based on certain weather assumptions. If there are significant deviations in weather from these assumptions, WGEServices may incur price and volume variances that could negatively impact its expected gross margins.

For a small percentage of its electricity supply, WGEServices purchased full requirements services from wholesale electricity suppliers under master purchase and sale agreements, including electric energy, capacity and certain ancillary services, for resale to retail electric customers. On October 19, 2006, WGEServices terminated all remaining full requirements contracts and received a small termination settlement.

POTENTIAL FOR FURTHER UNBUNDLING

Currently, Washington Gas provides customer services, such as preparing bills, reading meters and responding to customer inquiries, as part of its core utility function. Unregulated third-party marketers have the option to assume responsibility for bill preparation and customer collections. In addition to billing and collecting from customers for the natural gas commodity, third-party marketers’ bills may include natural gas delivery charges due Washington Gas, which they subsequently remit to it. Although Washington Gas still provides most customer services on a bundled basis, the potential exists for future deregulation initiatives to separate these services from the core utility function. In that case, customers could choose to have unregulated competitors provide these services.

To remain competitive, we continuously strive to improve quality and efficiency and to reduce costs to achieve market-level performance. Accordingly, we will continue to look for opportunities to profit from further unbundling.

OPERATING ISSUES IN PRINCE GEORGE’S COUNTY, MARYLAND

Description of Operating Issues and Related Causes

On April 1, 2005, Washington Gas announced that it would address a significant increase in the number of natural gas leaks on its distribution system in a portion of Prince George’s County, Maryland. Washington Gas retained a consultant, ENVIRON International Corporation (Environ), to determine the reason for the increase in leaks in the affected area of Prince George’s County. Based on the work conducted to date by Environ, there is a combination of three contributing factors to the higher leak rates of seals on couplings. However, the contributing factor that is unique to the affected area is the change in the gas composition resulting from a change in the gas supply arising from the reactivation of the Cove Point LNG terminal owned by Dominion Resources, Inc. The Cove Point gas has a lower concentration of HHCs than domestic natural gas. The consultant’s report indicated that a characteristic of the rubber material comprising the seals in the couplings is the ability of the seals to both adsorb and desorb HHCs. When seals are exposed to higher levels of HHCs, they swell in size and cause a tighter seal. However, when gas, such as the gas from the Cove Point terminal is introduced and it has a lower level of HHCs, the seals shrink in size and there is a greater propensity for those seals to cause the couplings to leak.

Environ also considered the age of the couplings and the colder ground temperature during the winter as potential contributing factors to the higher leak rate. However, both the age of the couplings and the colder ground temperatures are common to couplings in other areas of Washington Gas’ service territory where leak patterns have not been observed like those in the affected area of Prince George’s County. Thus, in our opinion, the relevant change that explains the higher incidence of leaks in the affected area of Prince George’s County is the composition of the gas resulting from the introduction of gas from the Cove Point LNG terminal.

Washington Gas has continued to evaluate the causes and possible solutions related to the higher leak rate in the seals discussed above. Data and analyses continue to confirm that changes in gas composition explain the higher leak rates. A report by another consultant, Polymer Solutions, Inc., dated September 27, 2005, discussed and confirmed that changing gas composition has an effect on coupling seal materials. A later report from Environ, dated April 10, 2006, concluded in its testing of full component mechanical

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

couplings removed from Washington Gas’ distribution system within the affected area of Prince George’s County that the seals on the couplings will shrink and swell with the exposure to the change in levels of HHCs between domestic natural gas and re-vaporized LNG. Testing is continuing on coupling seal materials to attempt to determine optimum HHC injection rates necessary to maintain the integrity of the seals and return leak rates for the couplings to normal maintenance levels experienced before the introduction of gas coming from the Cove Point terminal.

Given the increase in the number of natural gas leaks experienced in the affected area of Prince George’s County, Maryland in fiscal year 2005, Washington Gas announced in that year that it would replace gas service lines and rehabilitate gas mains that contain the applicable mechanical couplings in the affected area of the distribution system in Prince George’s County (the rehabilitation project), with a projected date of completion by the end of December 2007. The original estimate of the cost of the rehabilitation project is $144 million. This cost estimate could differ materially from the actual costs incurred for the work associated with this project. Washington Gas’ planned capital expenditures for fiscal years 2006 through 2008 reflect this cost estimate. As of September 30, 2006, Washington Gas had completed approximately 50 percent of the work related to the rehabilitation project.

We consider the cost of the rehabilitation project described above necessary to provide safe and reliable utility service. We anticipate that costs such as these eventually will be recognized in the ratemaking process as reasonable. Washington Gas has not yet requested recovery of the capital expenditures and maintenance costs being incurred. However, we are also considering the effect of these capital expenditures on Washington Gas’ ability to earn its allowed rate of return in Maryland, and we are evaluating the most appropriate options to enable full and timely recovery of, and return on, the amounts being expended. There can be no assurance at this time that recovery in rates will be allowed or at what point in time such recovery may begin to be reflected in rates.

We anticipate that additional volumes of gas from the Cove Point terminal may flow through facilities in both the affected area of Prince George’s County and in other areas of Washington Gas’ distribution system as a result of the FERC’s June 16, 2006 order approving Dominion’s application to expand the capacity and output of the Cove Point terminal (see the section below entitled “Proposed Cove Point Expansion”). As such, Washington Gas has examined potential approaches that will enable it to protect against the adverse effects of the Cove Point gas. The original $144 million cost estimate of the rehabilitation project previously discussed does not consider any costs that have been incurred to date or that will potentially be incurred associated with implementing any of these actions. Based upon the scientific evidence available to date, Washington Gas constructed the facilities necessary to inject HHCs into the gas stream at the gate station that exclusively receives gas from the Cove Point terminal and serves the affected area of Prince George’s County, Maryland where the increase in gas leaks had been observed. This facility became operational in January 2006 at a cost of approximately $3.2 million.

Laboratory tests have shown that the injection of HHCs into the type of gas coming from the Cove Point terminal can be effective in re-swelling the seals in couplings which increases their sealing force and, thus, reduces the propensity for the couplings to leak. Furthermore, since the injection facility became operational in January 2006, Washington Gas has been evaluating the effectiveness of this HHC injection process on the couplings under field conditions. As of September 30, 2006, testing had concluded that the HHCs being injected at this gate station remain in the gas stream and are carried throughout that portion of the distribution system where Washington Gas intends for them to flow.

Washington Gas has observed a notable reduction in leak rates since the HHC injection facility became operational in January 2006. Given this observation, coupled with the results of the laboratory tests performed to date that support the effectiveness of the HHC injection process, we plan to modify the scope of work on the rehabilitation project through the 2006-2007 winter heating season, and anticipate that the overall scope and original $144 million cost estimate of this project may be modified if the expected results materialize in the coming winter. Washington Gas will continue collecting and analyzing leak data in the affected area of Prince George’s County through the 2006-2007 winter heating season and we will continue performing special leak surveys before drawing a definitive conclusion regarding the level of effectiveness of the injection process and the overall scope and cost estimate of the rehabilitation project that ultimately will be incurred. Until such time, Washington Gas will continue its rehabilitation efforts within the affected area in Prince George’s County at modified levels, and will concurrently continue its gas conditioning solution.

Proposed Cove Point Expansion

In fiscal year 2005, Dominion (the applicant) requested authorization from the FERC to expand the capacity and output of its Cove Point LNG terminal. This expansion would result in a substantial increase of Cove Point gas introduced into the Washington Gas distribution system in areas that have distribution and service lines constructed of similar materials and in a similar manner to those in the affected area of Prince George’s County. This could increase the exposure of other areas within the Washington Gas distribution system to Cove Point gas that may be either minimally blended with domestic natural gas pipeline supply or completely

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

unblended with any other gas, thereby potentially causing an increase in leaks on couplings in additional parts of the Washington Gas distribution system. To address this potential risk, Washington Gas has begun the planning necessary to construct two additional facilities to inject HHCs at gate stations in anticipation that more gas from the Cove Point terminal may begin flowing into the interconnected pipelines in fiscal year 2008 or thereafter and, therefore, into other areas of Washington Gas’ distribution system. Washington Gas anticipates that the next gate station injection facility will be operational by the 2007-2008 winter heating season.

The estimated cost of each of the additional HHC injection facilities will range from an estimated $3 million to $4 million. Washington Gas expects that the cost of these facilities should be includible in the rate base upon which Washington Gas is allowed to earn an allowed rate of return. The estimated cost of these facilities does not include the cost of the purchase of HHCs. At September 30, 2006, Washington Gas had incurred $2.0 million of HHC purchasing costs, and had deferred $575,000 of these costs on the balance sheet as a regulatory asset to be recovered from customers in the future. Currently, Washington Gas is collecting the cost of HHCs in its PGC provision in the District of Columbia from its sales customers. Washington Gas currently is not collecting the cost allocable to Virginia or Maryland customers associated with the purchase of HHCs. The regulatory bodies having jurisdiction over Washington Gas’ rates will determine the ultimate amount that is recoverable from customers for the cost of these HHCs (refer to the section entitled “Rates and Regulatory Matters”).

Washington Gas has not yet gathered enough evidence to reach a definitive conclusion that the injection of HHCs into the gas distribution system will be completely effective in preventing additional leaks or retarding the rate at which additional leaks may occur in the gas distribution system if additional volumes from the Cove Point terminal are introduced. The winter of 2005-2006 was too mild for a meaningful comparison with the period during which the unusual leak pattern presented itself in the affected area of Prince George’s County. Washington Gas continues to gather and evaluate field and laboratory evidence about this gas conditioning solution. The timing and implementation of decisions by the FERC governing the proposed expansion and the planning and implementation by Dominion may affect our ability to implement our plans before our system experiences increased flows of gas from Cove Point. Construction of these additional facilities may not be timely, permitted or feasible. If the facilities are constructed, the injection of additional HHCs may not be effective or only partially effective in preventing additional leaks on couplings in the gas distribution system. If the injection of HHCs into the gas distribution system is not effective or only partially effective in preventing additional leaks on couplings, Washington Gas will seek an acceptable and viable alternative to address this issue. If the planned actions of treating the Cove Point gas are not successful or only partially effective in preventing additional leaks on couplings, and if we are not able to determine a satisfactory alternative solution on a timely basis, additional operating expenses and capital expenditures may be necessary to contend with the receipt of increased volumes of gas from the Cove Point LNG terminal into Washington Gas’ distribution system.

Notwithstanding Washington Gas’ current and potential future actions before its local regulatory commissions with respect to the recovery of costs related to the construction of the injection facilities and the purchase of HHCs, our position is that any costs associated with the remediation related to the gas from the Cove Point LNG terminal should be the responsibility of the parties that are introducing gas from the Cove Point terminal into the interstate pipeline transmission system that is then introduced into the distribution system of Washington Gas. Therefore, as further discussed below, Washington Gas is pursuing certain remedies, and will pursue all remedies, it has before the FERC and other entities to assure that its customers are only paying their appropriate share of the costs of the remediation to maintain the safety of the Washington Gas distribution system. To the extent that Washington Gas receives approval and recovers costs from its retail customers for actions it has taken to maintain the safety and integrity of its distribution system, Washington Gas will apply any compensation received as a result of current or future actions before the FERC or against others, as an offset to future costs collected from retail customers.

Request for FERC Action

In November 2005, Washington Gas requested the FERC to invoke its authority to require Dominion to demonstrate that the increased volumes of the Cove Point gas would flow safely and reliably through the Washington Gas distribution system. Washington Gas specifically requested that the proposed expansion of the Cove Point LNG terminal be denied until the applicant has shown that the Cove Point gas: (i) is of such quality that it is fully interchangeable with the natural gas historically received by Washington Gas and (ii) will not cause harm to its customers or to the infrastructure of Washington Gas’ distribution system.

The FERC convened a procedural conference in February 2006 to receive information related to the issues raised by Washington Gas concerning the compatibility of gas from the Cove Point terminal and the safety of its distribution system should significantly larger volumes of gas from the Cove Point terminal flow into the interconnected interstate pipelines that serve Washington Gas. Washington Gas presented operational data and scientific evidence supporting Washington Gas’ assertions that the

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

unblended re-vaporized LNG is the unique cause of the increase in leaks. Washington Gas also provided the FERC with all data that Washington Gas had made available for Environ’s review.

On June 16, 2006, the FERC issued an order authorizing the applicant’s request to expand the capacity and output of its Cove Point LNG terminal and, thereby, denying Washington Gas’ request to require the applicant to demonstrate the safety and reliability of the Cove Point gas flowing through the Washington Gas distribution system. Furthermore, the FERC stated that, although it could not rule out the unblended re-vaporized LNG as a cause of the leaks on the Washington Gas distribution system, Washington Gas’ use of hot tar as a corrosion protectant, coupled with an increase in the operating pressure of its system “were the principal causative factors” in the increased leaks.

On July 17, 2006, Washington Gas filed a Request for Rehearing with the FERC to seek modification of the FERC’s June 16, 2006 order that authorized the Cove Point expansion. In its request, Washington Gas asserted, among other things, that its application of hot tar was an acceptable industry practice for corrosion protection when mechanical couplings were installed between the 1950s and 1970s, and that this practice was used throughout its service territory. The increase in leaks occurred only in the area that consistently receives Cove Point gas as its sole source of supply. Washington Gas further asserted that its operating pressure has remained constant in the affected area since the mid-1980s.

Washington Gas is pursuing the rehearing because specific scientific evidence, points of law and potentially serious safety issues were not adequately addressed by the FERC in its June 16, 2006 order on the Cove Point expansion. Washington Gas is one of several entities requesting such a rehearing. Filings by the PSC of MD and other organizations, such as KeySpan Corporation, state that the FERC order failed, in some way, to protect a wide range of consumers’ interests.

Washington Gas is committed to the use of natural gas from the Cove Point terminal to satisfy the needs of its customers. Washington Gas is willing to work with Dominion Cove Point LNG, the shippers who bring LNG into the Cove Point terminal and the interstate pipelines that deliver gas to Washington Gas in order to achieve and implement an appropriate solution to the issue of gas interchangeability affecting its system. Washington Gas will continue taking steps to protect its system by conditioning gas from Cove Point, and by proceeding with its ongoing rehabilitation project in the affected portion of Prince George’s County. The extent to which this project is fully completed will depend on the effectiveness of the injection process in the affected area of Prince George’s County during the winter of 2006-2007.

ENVIRONMENTAL MATTERS

We are subject to federal, state and local laws and regulations related to environmental matters. These evolving laws and regulations may require expenditures over a long timeframe to control environmental effects. Almost all of the environmental liabilities we have recorded are for costs expected to be incurred to remediate sites where we or a predecessor affiliate operated manufactured gas plants (MGP). Estimates of liabilities for environmental response costs are difficult to determine with precision because of the various factors that can affect their ultimate level. These factors include, but are not limited, to the following:

•	the complexity of the site;

•	changes in environmental laws and regulations at the federal, state and local levels;

•	the number of regulatory agencies or other parties involved;

•	new technology that renders previous technology obsolete or experience with existing technology that proves ineffective;

•	the level of remediation required and

•	variations between the estimated and actual period of time that must be dedicated to respond to an environmentally-contaminated site.

Washington Gas has identified up to ten sites where it or its predecessors may have operated MGPs. Washington Gas last used any such plant in 1984. In connection with these operations, we are aware that coal tar and certain other by-products of the gas manufacturing process are present at or near some former sites, and may be present at others. Based on the information available to us, we have concluded that none of the sites are likely to present an unacceptable risk to human health or the environment.

At one of the former MGP sites, studies show the presence of coal tar under the site and an adjoining property. Washington Gas has taken steps to control the movement of contaminants into an adjacent river by installing a water treatment system that removes and treats contaminated groundwater at the site. Washington Gas received approval from governmental authorities for a

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (concluded)

comprehensive remediation plan for the majority of the site that will allow commercial development of Washington Gas’ property. Washington Gas has entered into an agreement with a national developer for the development of this site in phases. The first two phases have been completed, with Washington Gas retaining a ground lease on each phase. The owner of the affected adjoining property has issued a Record of Decision for that portion of the site, and Washington Gas will negotiate an agreement with the owner to perform the remediation. On September 21, 2006, governmental authorities notified Washington Gas of their desire to have the utility investigate and remediate river sediments in the area directly in front of the former MGP site. There has been no agreement among Washington Gas and governmental authorities as to the type and level of sediment investigation and remediation that should be undertaken for this area of the river; accordingly, we cannot estimate at this time the potential future costs of such investigation and remediation.

At a second former MGP site and on an adjacent parcel of land, Washington Gas developed a “monitoring-only” remediation plan for the site. This remediation plan received approval under a state voluntary closure program.

We do not expect that the ultimate impact of these matters will have a material adverse effect on our capital expenditures, earnings or competitive position. At the remaining eight sites, either the appropriate remediation is being undertaken, or no remediation should be necessary. See Note 14 of the Notes to Consolidated Financial Statements for a further discussion of environmental response costs.

OTHER INFORMATION ABOUT THE BUSINESS

Washington Gas is not dependent upon a single customer or group of customers such that the loss of any one or more of such customers would have a significant adverse effect on its business. As previously discussed, Washington Gas served over one million customers at September 30, 2006. Our energy-marketing segment is not heavily dependent on any one customer or group of customers. The commercial HVAC segment derived approximately 67 percent and 54 percent of revenues from various agencies of the Federal Government, in fiscal years 2006 and 2005, respectively.

Washington Gas is weather-sensitive and seasonal since the majority of its business is derived from residential and small commercial customers who use natural gas for space heating purposes. In fiscal year 2006, 76 percent of the total therms delivered in Washington Gas’ franchise area, excluding deliveries for electric generation, occurred in its first and second fiscal quarters. Washington Gas’ earnings are typically generated during these two quarters, and the regulated utility historically incurs net losses in the third and fourth fiscal quarters. The timing and level of approved rate increases can affect the results of operations. The seasonal nature of Washington Gas’ business creates large variations in short-term cash requirements, primarily due to the fluctuations in the level of customer accounts receivable, unbilled revenues and storage gas inventories. Washington Gas finances these seasonal requirements primarily through the sale of commercial paper and unsecured short-term bank loans.

The operations of WGEServices are also seasonal, with large amounts of electricity being sold in the summer months and large amounts of natural gas being sold in the winter months. Working capital requirements vary significantly during the year, and these variations are financed primarily through WGL Holdings’ issuance of commercial paper and unsecured short-term bank loans.

Our research and development costs during fiscal years 2006, 2005 and 2004 were not material.

At September 30, 2006, we had 1,818 employees comprising 1,606 utility and 212 non-utility employees.

Our Code of Conduct, Corporate Governance Guidelines, and charters for the Governance, Audit and Human Resources committees of the Board of Directors are available on the corporate Web site www.wglholdings.com. Copies also may be obtained by request to the Corporate Secretary at WGL Holdings, Inc., 101 Constitution Ave., N.W., Washington, D.C. 20080. We make available free of charge on our corporate Web site, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments, as soon as reasonably practicable after such reports have been electronically filed with or furnished to the Securities and Exchange Commission (SEC). Additional information about WGL Holdings is also available on its Web site. Our Chairman and Chief Executive Officer certified to the New York Stock Exchange (NYSE) on March 15, 2006 that, as of that date, he was unaware of any violation by WGL Holdings of the NYSE’s corporate governance listing standards.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1A. Risk Factors

ITEM 1A.	RISK FACTORS

The risk factors described below should be read in conjunction with other information included or incorporated by reference in this Annual Report on Form 10-K, including an in-depth discussion of these risks in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risks and uncertainties described below are not the only risks and uncertainties facing us. Additional risks and uncertainties not presently known or that we currently have concluded are immaterial may also adversely affect us.

HOLDING COMPANY

Our business may be adversely affected if we are unable to pay dividends on our common stock and principal and interest on our outstanding debt.

We, WGL Holdings, are a holding company whose assets consist primarily of investments in our subsidiaries. Accordingly, we conduct all of our operations through our subsidiaries. Our ability to pay dividends on our common stock and to pay principal and accrued interest on our outstanding debt depends on the payment of dividends to us by Washington Gas or the repayment of funds to us by our principal subsidiaries. Payments to us by our subsidiaries depend, in turn, upon their results of operations and cash flows, which are subject to the risk factors, discussed below. The extent to which our subsidiaries do not pay dividends or repay funds to us may adversely affect our ability to pay dividends to holders of our common stock and principal and interest to holders of our debt.

If we are unable to access capital or to access capital cost effectively, our subsidiaries’ business may be adversely affected. Additionally, a downgrade in our credit ratings could adversely affect our access to capital markets.

Our ability to obtain adequate and cost effective capital depends largely on our credit ratings, which are greatly affected by our subsidiaries’ financial performance and the liquidity of financial markets. A downgrade in our current credit ratings could adversely affect our access to capital markets, as well as our cost of capital.

WASHINGTON GAS LIGHT COMPANY

Washington Gas’ operations, earnings and cash requirements are highly weather sensitive and seasonal.

The operations of Washington Gas, our regulated utility subsidiary, are weather sensitive and seasonal, with a significant portion of revenues derived from the delivery of natural gas to residential and commercial customers who use natural gas for space heating. Weather conditions directly influence the volume of natural gas delivered to customers. The rates Washington Gas charges its customers are determined on the basis of expected normal weather conditions. Generally, Washington Gas delivers more than 75 percent of its total natural gas volumes, excluding deliveries for electric generation, in our first and second fiscal quarters. Deviations in weather from normal levels and the seasonal nature of Washington Gas’ business can create large variations in earnings and short-term cash requirements.

Changes in the regulatory environment or unfavorable rate regulation, that can be affected by new laws or political considerations, may restrict or delay Washington Gas’ ability to earn a reasonable rate of return on its invested capital to provide utility service and to fully recover its operating costs.

Washington Gas is regulated by the PSC of DC, the PSC of MD and the SCC of VA. These regulatory commissions generally have authority over many of the activities of Washington Gas’ business including, but not limited to, the rates it charges to its customers, the amount and type of securities it can issue, the nature of investments it can make, the nature and quality of services it provides, safety standards and other matters.

Because the rate setting process is based, in part, on historical financial information and estimates that are inherent in the accounting process, the rates Washington Gas charges its customers may not allow Washington Gas’ business to earn a reasonable rate of return on actual invested capital and fully recover actual operating costs. Regulatory commissions have the authority to grant rate increases, order rate decreases or require no change in the rates Washington Gas charges its customers. These regulators also may modify Washington Gas’ rates to change the level, type and methods that it utilizes to recover its costs, including the costs to acquire, store, transport and deliver natural gas. Some of these supply costs are incurred under long-term contracts. The extent to which the actions of regulatory commissions restrict or delay Washington Gas’ ability to earn a reasonable rate of return on invested capital and/or fully recover operating costs may adversely affect its results of operations, financial condition and cash flows.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1A. Risk Factors (continued)

Washington Gas’ ability to meet customers’ natural gas requirements may be impaired if its contracted gas supplies and interstate pipeline and storage services are not available or delivered in a timely manner.

Washington Gas is responsible for acquiring sufficient natural gas supplies and interstate pipeline and storage capacity to meet current and future customers’ annual and seasonal natural gas requirements. If Washington Gas is not able to maintain a reliable and adequate natural gas supply and sufficient pipeline capacity to deliver that supply, it may be unable to meet its customers’ requirements. If Washington Gas is unable to meet customers’ demand requirements, this could adversely affect its results of operations, financial condition and cash flows.

Washington Gas needs to acquire additional capacity to deliver natural gas on the coldest days of the year, and it may not receive the necessary authorizations to do so in a timely manner.

Washington Gas plans to construct a one billion cubic foot liquefied natural gas (LNG) storage facility in Chillum, Maryland, to meet its customers’ forecasted demand for natural gas. The new storage facility is currently expected to be completed and in service by the 2011-2012 winter heating season. If we are not permitted or are not able to construct this planned facility on a timely basis for any reason, the availability of the next best alternative (which is to acquire additional interstate pipeline transportation or storage capacity) may be limited by market supply and demand, and the timing of Washington Gas’ participation in new interstate pipeline construction projects. This could cause an interruption in Washington Gas’ ability to satisfy the needs of some of its customers, which could adversely affect its results of operations and cash flows.

Decreases in natural gas consumption by Washington Gas’ customers may negatively affect revenues and net income.

Increases in the cost of gas due to increases in the purchase price of the natural gas commodity generally have no direct effect on Washington Gas’ revenues and net income because regulatory mechanisms allow these increased costs to be reflected in the rates charged to customers. However, a rise in natural gas prices may reduce Washington Gas’ net income due to: (i) lower firm sales margins from decreased natural gas deliveries that may result from customer conservation; (ii) increased short-term interest expense to finance higher accounts receivable balance and (iii) higher expenses that may be incurred for uncollectible customer accounts.

In addition to these short-term impacts of higher natural gas prices, a sustained period of higher prices may result in longer term decreases in natural gas use per customer as customers change their consumption patterns by replacing older, less efficient gas appliances with more efficient appliances. The resulting conservation would reduce Washington Gas’ net revenues and net income in those jurisdictions where Washington Gas has not filed for or received approval from its regulators to implement mechanisms that mitigate the financial effect of such efficiency improvements.

Operating issues could affect public safety and the reliability of Washington Gas’ natural gas distribution system which could have adverse financial implications.

Washington Gas’ business is exposed to operational issues that could affect the public safety and reliability of its natural gas distribution system. Operational issues such as leaks, mechanical problems and accidents could result in significant costs to Washington Gas’ business and loss of customer confidence. The occurrence of any such operational issues could adversely affect Washington Gas’ results of operations, financial condition and cash flows. If Washington Gas is unable to recover from customers through the regulatory process all or some of these costs and its authorized rate of return on these costs, this also could adversely affect Washington Gas’ results of operations, financial condition and cash flows.

Washington Gas is incurring significant capital expenditures in connection with the rehabilitation of a portion of its natural gas distribution system in Prince George’s County, Maryland. If it is unable to recover these costs, this could have a significant adverse effect on Washington Gas’ financial condition, results of operations and cash flows.

Based on scientific evidence from an international consulting firm, it is our opinion that the introduction of gas from the Dominion Cove Point LNG terminal into Washington Gas’ natural gas distribution system caused the reduction in sealing force of the rubber seals within certain mechanical couplings on Washington Gas’ distribution system in a portion of Prince George’s County, Maryland. Therefore, we have concluded that this reduction in sealing force led to a significant increase in leaks in fiscal year 2005 in the affected area of Prince George’s County, Maryland.

Given the increase in the number of natural gas leaks, Washington Gas began to replace gas service lines and rehabilitate gas mains that contain the applicable mechanical couplings in the affected area of the distribution system in Prince George’s County (the rehabilitation project), with a projected date of completion by the end of December 2007. The original estimate of the cost of the

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1A. Risk Factors (continued)

rehabilitation project is $144 million; however, actual costs incurred for the work associated with this project could differ materially from this cost estimate. If Washington Gas is unable to recover from customers through the regulatory process all or some of these costs and its authorized rate of return on these costs, this could have a significant adverse effect on Washington Gas’ financial condition, results of operations and cash flows.

The receipt of additional amounts of gas from the Dominion Cove Point LNG terminal into Washington Gas’ natural gas distribution system may result in higher operating expenses and capital expenditures which may have a material adverse effect on its financial condition, results of operations and cash flows.

On June 16, 2006, the FERC issued an order authorizing the request of Dominion Resources, Inc., the owner of the Dominion Cove Point LNG facility, to expand the capacity and output of its Cove Point terminal. This expansion would result in a substantial increase in the volume of Cove Point gas introduced into Washington Gas’ distribution system in areas that have distribution and service lines constructed of similar materials and in a similar manner to those in the affected area of Prince George’s County. We estimate that this increase would occur in fiscal year 2008 or thereafter. The increased volume of Cove Point gas that will flow into Washington Gas’ distribution system may cause additional leaks on couplings in its system (except in the area of Prince George’s County, Maryland that is undergoing the rehabilitation project).

We are taking actions to prepare for the receipt of increased volumes of gas from the Cove Point terminal. Washington Gas constructed the facilities necessary to treat the gas from the Cove Point terminal that is exclusively received at the gate station that serves the affected area of Prince George’s County, Maryland where the increase in gas leaks has been observed. Additionally, Washington Gas has begun the planning necessary to construct two additional treatment facilities at gate stations in anticipation that more gas from the Cove Point terminal may begin flowing into the interconnected pipelines and, therefore, into other areas of its distribution system. However, we have not gathered enough evidence yet to conclude that the treatment of the Cove Point gas received into Washington Gas’ distribution system will be completely effective in preventing additional leaks or retarding the rate at which additional leaks may occur in the gas distribution system if additional volumes from the Cove Point terminal are introduced. Also, construction of these additional facilities may not be timely, permitted or feasible. If the facilities are constructed, the treatment of the Cove Point gas may not be effective or only partially effective in preventing additional leaks on couplings in the gas distribution system. If the planned actions of treating the Cove Point gas are not successful or only partially effective in preventing additional leaks on couplings, and if we are not able to determine a satisfactory alternative solution on a timely basis, additional operating expenses and capital expenditures may be necessary to contend with the receipt of increased volumes of gas from the Cove Point LNG terminal into Washington Gas’ distribution system. These additional expenditures may not be recoverable or may not be recoverable on a timely enough basis from customers, or other parties. Therefore, these conditions could have a material adverse effect on Washington Gas’ financial condition, results of operations and cash flows.

Changes in the relative prices of alternative forms of energy may strengthen or weaken the competitive position of Washington Gas’ natural gas delivery service. If the competitive position of natural gas service weakens, it may reduce the number of natural gas customers in the future and negatively affect Washington Gas’ future cash flows and net income.

The price of natural gas delivery service that Washington Gas provides competes with the price of other forms of energy such as electricity, oil and propane. Changing prices of natural gas versus other sources of energy that Washington Gas competes against can cause the competitive position of our natural gas delivery service to improve or decline. A decline in the competitive position of natural gas service in relation to alternative energy sources can lead to fewer natural gas customers, lower volumes of natural gas delivered, lower cash flows and lower net income.

A decline in the economy or significant increases in interest rates may reduce revenues or increase costs.

A decline in the economy of the region in which Washington Gas operates, or a significant increase in interest rates to be paid by potential purchasers of new homes, might adversely affect Washington Gas’ ability to grow its customer base at the same rate it has grown in the past. An increase in the interest rates Washington Gas pays without the recognition of the higher cost of debt incurred by it in the rates charged to its customers would adversely affect Washington Gas’ future earnings and cash flows.

Washington Gas’ inability to access capital or to access capital cost effectively may adversely affect its business. A downgrade in Washington Gas’ credit ratings could increase its borrowing costs.

Washington Gas’ ability to obtain adequate and cost effective capital depends largely on its credit ratings, which are greatly affected by Washington Gas’ financial performance and the liquidity of financial markets. A downgrade in Washington Gas’ current credit ratings could affect its access to capital markets, as well as its cost of capital and ability to earn its authorized rate of return.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1A. Risk Factors (continued)

As a wholly owned subsidiary of WGL Holdings, Washington Gas depends solely on WGL Holdings to raise new common equity capital and contribute that common equity to Washington Gas. If WGL Holdings is unable to raise common equity capital, this also could adversely affect Washington Gas’ credit ratings and its ability to earn its authorized rate of return.

Washington Gas’ risk management strategies and related hedging activities may not be effective in managing its risks, and may result in additional liability for which rate recovery may be disallowed and cause increased volatility in its earnings.

Washington Gas’ business requirements expose it to commodity price, weather, credit and interest-rate risks. Washington Gas attempts to manage its exposure to these risks by hedging, setting risk limits and employing other risk management tools and procedures. Risk management activities may not be as effective as planned, and cannot eliminate all of its risks. Washington Gas also may be exposed to additional liability should the anticipated revenue recovery of costs or losses incurred with certain of these risk management activities be subsequently excluded from the determination of revenues by a regulator.

Washington Gas’ facilities and operations could be targets of acts of terrorism.

Washington Gas’ natural gas distribution, transmission and storage facilities may be targets of terrorist activities that could result in a disruption of its ability to meet customer requirements. Terrorist attacks may also disrupt capital markets and Washington Gas’ ability to raise capital. A terrorist attack on Washington Gas’ facilities or those of its natural gas suppliers or customers could result in a significant decrease in revenues or a significant increase in repair costs, which could adversely affect its results of operations, financial position and cash flows.

WASHINGTON GAS ENERGY SERVICES, INC.

WGEServices’ business, earnings and cash requirements are highly weather sensitive and seasonal.

WGEServices, our retail energy-marketing subsidiary, is weather sensitive and seasonal, with a significant portion of revenues derived from the sale of natural gas to retail customers for space heating during the winter months, and from the sale of electricity to customers for cooling during the summer months. Weather conditions directly influence the volume of natural gas and electricity delivered to customers. Weather conditions can also affect the short-term pricing of energy supplies that WGEServices may need to procure to meet the needs of its customers. Deviations in weather from normal levels and the seasonal nature of WGEServices’ business can create large variations in earnings and short-term cash requirements.

The ability of WGEServices to meet customers’ natural gas and electricity requirements may be impaired if contracted supply is not available or delivered in a timely manner.

Sufficient deliverability of natural gas and electric supplies to serve the demand of WGEServices’ customers is dependent upon the ability of natural gas producers, pipeline gatherers, natural gas processors, interstate pipelines, suppliers of electricity and regional electric transmission operators to deliver the respective commodities. If WGEServices is unable to secure adequate supply in a timely manner, either due to the failure of its suppliers to deliver the contracted commodity or the inability to secure additional quantities during significant abnormal weather conditions, it may be unable to meet its customer requirements. Such inability to meet its delivery obligations to customers could result in WGEServices experiencing defaults on contractual terms with its customers, penalties and financial damage payments, the loss of certain licenses and operating authorities, and/or a need to return customers to the bundled services of regulated utility companies, such as Washington Gas.

The risk management strategies and related hedging activities of WGEServices may not be effective in managing risks and may cause increased volatility in its earnings.

WGEServices is exposed to commodity price risk to the extent its natural gas and electricity purchases are not closely matched to its sales commitments in terms of volume and pricing. WGEServices attempts to manage its exposure to commodity price risk, as well as its exposure to weather and credit risks by hedging, setting risk limits, and employing other risk management tools and procedures. These risk management activities may not be as effective as planned, and cannot eliminate all of WGEServices’ risks.

Significant increases in interest rates may increase costs.

WGEServices depends on short-term debt to finance its accounts receivable and storage gas inventories. Working capital requirements vary significantly during the year, and we finance these requirements primarily through the issuance of commercial

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1A. Risk Factors (concluded)

paper and unsecured short-term bank loans by WGL Holdings. The results of operations of WGEServices would be adversely affected if short-term interest rates rose or if we were unable to access capital in a cost-effective manner.

WGEServices is dependent on guarantees from WGL Holdings.

The ability of WGEServices to purchase natural gas and electricity from suppliers is dependent upon guarantees issued on its behalf by WGL Holdings. Should WGL Holdings not renew such guarantees after the effective date of their cancellation, the ability of WGEServices to make commodity purchases at reasonable prices would be impaired, adversely affecting its results of operations, financial position and cash flows.

Competition may negatively affect WGEServices.

WGEServices competes with other non-regulated retail suppliers of natural gas and electricity, as well as with the commodity rate offerings of electric and gas utilities. Increases in competition including utility commodity rate offers that are below prevailing market rates may cause a loss of sales volumes or a reduction of growth opportunities for WGEServices that could adversely affect its results of operations and cash flows.

Regulatory developments may negatively affect WGEServices.

The regulations that govern the conduct of competitive energy markets are subject to change as the result of legislation or regulatory proceedings. Changes in these regulatory rules could reduce customer growth opportunities for WGEServices, or could reduce the profit opportunities associated with certain groups of existing or potential new customers and, thereby, adversely affect its results of operations and cash flows.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 2. Properties

ITEM 2. PROPERTIES

At September 30, 2006, we provided services in various areas of Virginia, the District of Columbia and Maryland, and held certificates of convenience and necessity, licenses and permits necessary to maintain and operate their respective properties and businesses. The regulated utility segment is the only segment where property, plant and equipment is a significant asset.

Property, plant and equipment is stated at original cost, including labor, materials, taxes and overhead costs incurred during the construction period. Washington Gas calculates depreciation applicable to its utility gas plant in service primarily using a straight-line method over the estimated remaining life of the plant. The composite depreciation and amortization rate of the regulated utility was 3.44 percent during fiscal year 2006, and 3.48 percent during fiscal years 2005 and 2004, which included an allowance for estimated accrued non-legal asset removal costs (see Note 1 of the Notes to Consolidated Financial Statements).

At September 30, 2006, Washington Gas had approximately 642 miles of transmission mains, 11,813 miles of distribution mains, and 13,346 miles of distribution services. Washington Gas has the storage capacity for approximately 15 million gallons of propane for peak shaving.

Washington Gas owns approximately 40 acres of land and a building (built in 1970) at 6801 Industrial Road in Springfield, Virginia. The Springfield site performs both operating and certain administrative functions of the utility. Washington Gas also holds title to land and buildings used as substations for its utility operations.

Washington Gas also has peaking facilities to enhance deliverability in periods of peak demand in the winter that consist of propane air plants in Springfield, Virginia (Ravensworth Station), and Rockville, Maryland (Rockville Station). Hampshire operates an underground natural gas storage field in Hampshire County, West Virginia. Hampshire accesses the storage field through 12 storage wells that are connected to an 18-mile pipeline gathering system. Hampshire also operates a compressor station for injection of gas into storage. For pipeline year 2007, we estimate that the Hampshire storage facility has the capacity to supply approximately 2.2 billion cubic feet of natural gas to Washington Gas’ system for meeting seasonal demands.

Washington Gas owns a 12-acre parcel of land located in Southeast Washington, D.C. Washington Gas entered into an agreement with a national developer to develop this land in phases. Washington Gas selected the developer to design, execute and manage the various phases of the development. The development, Maritime Plaza, is intended to be a mixed-use commercial project that will be implemented in five phases. The first two phases have been developed, with Washington Gas retaining a 99-year ground lease on each phase. See the section entitled “Environmental Matters”  under Item 1 of this report for additional information regarding this development.

Facilities utilized by our corporate headquarters, as well as by the retail energy-marketing and commercial HVAC segments, are located in the Washington, D.C. metropolitan area and are leased.

The Mortgage of Washington Gas dated January 1, 1933 (Mortgage), as supplemented and amended, securing any First Mortgage Bonds (FMBs) it issues, constitutes a direct lien on substantially all property and franchises owned by Washington Gas other than a small amount of property that is expressly excluded. At September 30, 2006 and 2005, no debt was outstanding under the Mortgage.

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
Part I

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

WGL Holdings, Inc.
Washington Gas Light Company
Part I

EXECUTIVE OFFICERS OF THE REGISTRANTS

The names, ages and positions of the executive officers of the registrants at October 31, 2006, are listed below along with their business experience during the past five years. The age of each officer listed is as of the date of filing of this report. There is no family relationship among the officers.

Unless otherwise indicated, all officers have served continuously since the dates indicated, and all positions are executive officers listed with Washington Gas Light Company.

Executive Officers
Date Elected or
Name, Age and Position with the registrants	Appointed

Vincent L. Ammann, Jr., Age 47 (1,2)
Vice President and Chief Financial Officer	September 30, 2006
Vice President and Chief Financial Officer of WGL Holdings, Inc.	September 30, 2006
Vice President—Finance	October 1, 2005
Vice President—Finance of WGL Holdings, Inc.	October 1, 2005
Assistant to the Chief Financial Officer	March 29, 2004

Elizabeth M. Arnold, Age 54 (1)
Vice President—Strategy	January 24, 2004
Vice President—Strategy of WGL Holdings, Inc.	January 24, 2004
Vice President—Strategy and Non-Utility Businesses of WGL Holdings, Inc.	October 31, 2000
Vice President—Strategy and Non-Utility Businesses	July 3, 2000

Beverly J. Burke, Age 55 (1)
Vice President and General Counsel	July 1, 2001
Vice President and General Counsel of WGL Holdings, Inc.	July 1, 2001

Gautam Chandra, Age 40 (1,3)
Vice President—Performance Improvement	October 1, 2005
Vice President—Performance Improvement and Non-Utility Operations of WGL Holdings, Inc.	October 1, 2005
Division Head—Finance Support and Non-Utility Businesses	January 5, 2004
Division Head—Achieving Operational Excellence	December 12, 2002

Adrian P. Chapman, Age 49
Vice President—Operations, Regulatory Affairs and Energy Acquisition	October 1, 2005
Vice President—Regulatory Affairs and Energy Acquisition	March 31, 1999

James H. DeGraffenreidt, Jr., Age 53 (1)
Chairman of the Board and Chief Executive Officer	October 1, 2001
Chairman of the Board and Chief Executive Officer of WGL Holdings, Inc.	October 1, 2001

Lauren A. Foley, Age 41 (4)
Vice President—Consumer Services	October 13, 2006
Division Head—Customer Services	July 15, 2002

Shelley C. Jennings, Age 58 (1)
Treasurer of WGL Holdings, Inc.	January 13, 2000
Treasurer	March 31, 1999

Wilma Kumar-Rubock, Age 58
Vice President and Chief Information Officer	October 1, 2001

Terry D. McCallister, Age 50 (1)
President and Chief Operating Officer	October 1, 2001
President and Chief Operating Officer of WGL Holdings, Inc.	October 1, 2001

WGL Holdings, Inc.
Washington Gas Light Company
Part I

Executive Officers
Date Elected or
Name, Age and Position with the registrants	Appointed

Mark P. O’Flynn, Age 56 (1,5)
Controller	February 18, 2002
Controller of WGL Holdings, Inc.	February 18, 2002

Douglas V. Pope, Age 61 (1)
Secretary of WGL Holdings, Inc.	January 13, 2000
Secretary	July 25, 1979

Roberta W. Sims, Age 52
Vice President—Corporate Relations and Communications	January 31, 1996

Douglas A. Staebler, Age 46 (6)
Vice President—Engineering and Construction	October 31, 2006
Division Head—Engineering	July 25, 2005

William Zeigler, Jr., Age 61 (7)
Vice President—Human Resources and Organizational Development	February 1, 2004
Division Head—Organizational Development	February 10, 2003

(1)	Executive Officer of both WGL Holdings, Inc. and Washington Gas Light Company.

(2)	Mr. Ammann was previously employed by Southern Connecticut Gas Company and Connecticut Natural Gas Corporation, subsidiaries of Energy East Corporation, where he served as Senior Vice President, Finance and Administration. Prior to working for Southern Connecticut Gas Company, Mr. Ammann held various audit and consulting positions for Deloitte & Touche in Washington, D.C. and Detroit, Michigan.

(3)	Mr. Chandra was previously employed by Cambridge Strategy Group, LLC where he served as Managing Director. Prior to working for Cambridge Strategy Group, LLC, Mr. Chandra was the President & CEO of SmartEnergy, Inc.

(4)	Ms. Foley was previously employed by Nstar Electric and Gas where she held various positions in customer service operations, financial controls and auditing, project management, and regulatory matters.

(5)	Mr. O’Flynn has more than 30 years of experience in various finance positions with natural gas and electric utilities. He has previous experience as a chief financial officer, controller and treasurer of utility companies that were SEC registrants.

(6)	Mr. Staebler was previously employed by NUI Corporation—Elizabethtown Gas where he held various positions in engineering, operations and construction and maintenance.

(7)	Mr. Zeigler was previously employed by Ernst & Young LLP (E&Y) where he served as National Director of Leadership and Organizational Change. Prior to joining E&Y, Mr. Zeigler was Senior Director, Organization Development and Training with Praxair, Inc. of Danbury, Connecticut.

WGL Holdings, Inc.
Part II
Item 5. Market for Registrant’s Common Equity, Related
Stockholder Matters and Issuer Purchases of Equity Securities

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At October 31, 2006, WGL Holdings had 14,951 common shareholders of record. During fiscal years 2006 and 2005, WGL Holdings’ common stock was listed for trading on the New York Stock Exchange and was shown as “WGL Hold” or “WGL Hldgs” in newspapers. We did not purchase any of our outstanding common stock during fiscal years 2006 and 2005. The table below shows quarterly price ranges and quarterly dividends paid for fiscal years ended September 30, 2006 and 2005.

Common Stock Price Range and Dividends Paid
			Dividends Paid	Dividend
	High	Low	Per Share	Payment Date
Fiscal Year 2006
Fourth quarter	$31.82	$28.44	$0.3375	08/1/06
Third quarter	30.74	27.04	0.3375	05/1/06
Second quarter	31.49	29.59	0.3325	02/1/06
First quarter	32.88	28.86	0.3325	11/1/05
Fiscal Year 2005
Fourth quarter	$34.79	$31.39	$0.3325	08/1/05
Third quarter	33.96	29.66	0.3325	05/1/05
Second quarter	31.97	28.85	0.3250	02/1/05
First quarter	31.43	27.71	0.3250	11/1/04

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 6. Selected Financial Data

ITEM 6. SELECTED FINANCIAL DATA(a)

(In thousands, except per share data)
Years Ended September 30,	2006	2005	2004	2003	2002

SUMMARY OF EARNINGS
Operating Revenues
Utility	$1,622,510	$1,379,390	$1,267,948	$1,301,057	$925,131
Non-utility	1,015,373	783,953	798,495	742,508	636,859

Total operating revenues	$2,637,883	$2,163,343	$2,066,443	$2,043,565	$1,561,990

Income from continuing operations	$94,694	$106,072	$99,595	$114,463	$37,183
Net income (applicable to common stock)	$87,578	$103,493	$96,637	$112,342	$39,121
Earnings per average common share
Basic:
Income from continuing operations	$1.94	$2.18	$2.05	$2.36	$0.77
Net income (applicable to common stock)	$1.80	$2.13	$1.99	$2.31	$0.81
Diluted:
Income from continuing operations	$1.94	$2.16	$2.04	$2.35	$0.76
Net income (applicable to common stock)	$1.79	$2.11	$1.98	$2.30	$0.80
CAPITALIZATION—YEAR-END
Common shareholders’ equity	$921,807	$893,992	$853,424	$818,218	$766,403
Washington Gas Light Company Preferred stock	28,173	28,173	28,173	28,173	28,173
Long-term debt, excluding current maturities	576,139	584,150	590,156	636,614	667,852

Total capitalization	$1,526,119	$1,506,315	$1,471,753	$1,483,005	$1,462,428

OTHER FINANCIAL DATA
Total assets—year-end	$2,791,406	$2,601,081	$2,506,254	$2,436,680	$2,340,715
Property, plant and equipment-net—year-end	$2,067,895	$1,969,016	$1,914,420	$1,873,446	$1,830,538
Capital expenditures
Accrual basis(b)	$161,496	$124,014	$113,285	$129,011	$161,970
Adjustments for non-cash items	(1,739)	(11,246)	(4,897)	462	1,217

Cash basis	$159,757	$112,768	$108,388	$129,473	$163,187

Long-term obligations—year-end	$576,139	$584,150	$590,156	$636,614	$667,852
COMMON STOCK DATA
Annualized dividends per share	$1.35	$1.33	$1.30	$1.28	$1.27
Dividends declared per share	$1.3450	$1.3225	$1.2950	$1.2775	$1.2675
Closing price	$31.34	$32.13	$28.26	$27.58	$23.91
Book value per share—year-end	$18.86	$18.36	$17.54	$16.83	$15.78
Return on average common equity	9.6%	11.8%	11.6%	14.2%	5.0%
Dividend yield on book value	7.2%	7.2%	7.4%	7.6%	8.0%
Dividend payout ratio	74.7%	62.1%	65.1%	55.3%	156.5%
Shares outstanding—year-end (thousands)	48,878	48,704	48,653	48,612	48,565
UTILITY GAS SALES AND DELIVERIES (thousands of therms)
Gas sold and delivered
Residential firm	593,594	625,251	629,728	648,809	509,243
Commercial and industrial
Firm	213,997	222,587	226,407	239,628	193,917
Interruptible	6,185	7,809	7,626	12,163	10,646

Total gas sold and delivered	813,776	855,647	863,761	900,600	713,806

Gas delivered for others
Firm	403,812	434,099	454,549	496,889	346,910
Interruptible	251,003	279,924	268,483	257,799	277,367
Electric generation	108,315	73,874	41,052	67,245	169,210

Total gas delivered for others	763,130	787,897	764,084	821,933	793,487

Total utility gas sales and deliveries	1,576,906	1,643,544	1,627,845	1,722,533	1,507,293

OTHER STATISTICS
Active customer meters—year-end	1,031,916	1,012,105	990,062	959,922	939,291
New customer meters added	24,693	26,682	29,438	26,167	31,205
Degree days—actual	3,710	4,023	4,024	4,550	3,304
Weather percent colder (warmer) than normal	(2.5)%	5.9%	6.1%	19.8%	(13.4)%

(a)	On September 29, 2006, we sold all of the outstanding shares of common stock of ACI, previously reported as part of our commercial HVAC business segment. ACI has been reported as a discontinued operation of WGL Holdings and, accordingly, its operating results have been presented separately from our continuing operations for all years presented.
(b)	Excludes Allowance for Funds Used During Construction. Includes capital expenditures accrued and capital expenditure adjustments recorded in the fiscal year.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (Management’s Discussion) analyzes the financial condition, results of operations and cash flows of WGL Holdings, Inc. (WGL Holdings) and its subsidiaries. It also includes management’s analysis of past financial results and potential factors that may affect future results, potential future risks and approaches that may be used to manage them. Except where the content clearly indicates otherwise, “WGL Holdings,” “we,” “us” or “our” refers to the holding company or the consolidated entity of WGL Holdings and all of its subsidiaries.

Management’s Discussion is divided into the following two major sections:

•	WGL Holdings—This section describes the financial condition and results of operations of WGL Holdings and its subsidiaries on a consolidated basis. It includes discussions of our regulated and unregulated operations. The majority of WGL Holdings’ operations are derived from the results of Washington Gas Light Company (Washington Gas) and, to a much lesser extent, the results of our non-utility operations.

•	Washington Gas—This section describes the financial condition and results of operations of Washington Gas, a wholly owned subsidiary that comprises the majority of our regulated utility segment.

Both of the major sections of Management’s Discussion—WGL Holdings and Washington Gas—should be read to obtain an understanding of our operations and financial performance. Management’s Discussion also should be read in conjunction with the respective company’s financial statements and the combined Notes to Consolidated Financial Statements.

Unless otherwise noted, earnings per share amounts are presented on a diluted basis, and are based on weighted average common and common equivalent shares outstanding. The earnings per share of any segment does not represent a direct legal interest in the assets and liabilities allocated to any one segment, but rather represents a direct equity interest in our assets and liabilities as a whole.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Management’s Discussion Table of Contents

EXECUTIVE OVERVIEW

  Introduction

WGL Holdings, through its wholly owned subsidiaries, sells and delivers natural gas and provides a variety of energy-related products and services to customers primarily in Washington, D.C. and the surrounding metropolitan areas in Maryland and Virginia. Our core subsidiary, Washington Gas, engages in the delivery and sale of natural gas that is regulated by regulatory commissions in the District of Columbia, Maryland and Virginia. Through the wholly owned, unregulated subsidiaries of Washington Gas Resources Corporation (Washington Gas Resources), we also offer energy-related products and services. In response to changes in federal and state regulation, we offer competitively priced natural gas and electricity to customers through Washington Gas Energy Services (WGEServices), our unregulated retail energy-marketing subsidiary.

WGL Holdings has three operating segments that are described below:

•	regulated utility;

•	retail energy-marketing and

•	commercial heating, ventilating and air conditioning (HVAC) products and services.

Transactions not specifically identifiable in one of the above three segments are accumulated and reported in the category “Other Activities.”

Regulated Utility.  With approximately 92 percent of our consolidated total assets, the regulated utility segment consists of Washington Gas and Hampshire Gas Company (Hampshire). Washington Gas, a wholly owned subsidiary of WGL Holdings, delivers natural gas to retail customers in accordance with tariffs approved by the regulatory commissions that have jurisdiction over Washington Gas’ rates. Washington Gas also sells natural gas to customers who have not elected to purchase natural gas from unregulated third-party marketers. Washington Gas does not earn a profit or incur a loss when it sells the natural gas commodity because utility customers are charged for the natural gas commodity at the same cost that Washington Gas incurs.

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
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Retail Energy-Marketing.  The retail energy-marketing segment includes the operations of WGEServices, a wholly owned subsidiary of Washington Gas Resources. WGEServices competes with other unregulated third-party marketers by selling natural gas and electricity directly to residential, commercial and industrial customers in Maryland, Virginia, Delaware and the District of Columbia. WGEServices does not own or operate any natural gas or electric generation, production, transmission or distribution assets. Rather, it buys and resells natural gas and electricity with the objective of earning a profit through competitively-priced contracts. These commodities are delivered to retail customers through the assets owned by regulated utilities such as Washington Gas or other unaffiliated natural gas or electric utilities.

Commercial HVAC.  The commercial HVAC segment includes the operations of WGESystems, a wholly owned subsidiary of Washington Gas Resources. WGESystems manages design-build and renovation projects and provides maintenance services to the commercial and government markets. WGESystems focuses on retrofitting the mechanical, electrical and energy-related systems of a large number of aging commercial and government structures, primarily in the District of Columbia and portions of Maryland and Virginia. On September 29, 2006, Washington Gas Resources sold all of the outstanding shares of common stock of its wholly owned subsidiary, American Combustion Industries, Inc. (ACI) that was previously reported as part of the commercial HVAC segment (refer to the section entitled “Discontinued Operations”).

Refer to the Business section under Item 1 of this report for a further discussion of our regulated utility and non-utility business segments. For a further discussion of our financial performance by operating segment, refer to Note 17 of the Notes to Consolidated Financial Statements.

  Key Indicators of Financial Condition and Operating Performance

We have determined that the following are key indicators for monitoring our financial condition and operating performance:

Return on Average Common Equity.  This measure is calculated by dividing twelve months ended net income (applicable to common stock) by average common shareholders’ equity. For Washington Gas, we compare the actual return on common equity with the return on common equity that is allowed to be earned by regulators and the return on equity that is necessary for us to compensate investors sufficiently and be able to continue to attract capital.

Common Equity Ratio.  This ratio is calculated by dividing total common shareholders’ equity by the sum of common shareholders’ equity, preferred stock and long-term debt (including current maturities). Maintaining this ratio in the mid-50 percent range affords us financial flexibility and access to long-term capital at relatively low costs. Refer to the section entitled “Liquidity and Capital Resources—General Factors Affecting Liquidity” for a discussion of our capital structure.

PRIMARY FACTORS AFFECTING WGL HOLDINGS AND WASHINGTON GAS

The following is a summary discussion of the primary factors that affect the operations and/or financial performance of our regulated and unregulated businesses. Refer to the section entitled “Business” under Item 1 of this report for a more detailed discussion of these and other related factors that affect the operations and/or financial performance of WGL Holdings and Washington Gas.

  Weather Conditions and Weather Patterns

Washington Gas’ operations are weather sensitive, with a significant portion of its revenues derived from the delivery of natural gas to residential and commercial heating customers during the winter heating season. Generally, weather conditions directly influence the volume of natural gas delivered by Washington Gas. However, weather patterns may become erratic during “shoulder” months within our fiscal year in which Washington Gas is going into or coming out of the primary portion of its winter heating season. During the shoulder months within quarters ending December 31 (particularly in October and November) and within quarters ending June 30 (particularly in April and May), customer heating usage may not correlate highly with the level of recorded heating degree days during those months when weather patterns experienced are not consistently cold or warm.

Washington Gas’ rates are determined on the basis of expected normal weather conditions. Prior to October 1, 2005, Washington Gas did not have a ratemaking provision in any of its jurisdictions that allowed for revenues to be adjusted for the difference between actual weather conditions in a particular year and the expected normal weather conditions that are used to establish rates. Consequently, deviations in weather from normal levels affected Washington Gas’ financial performance. Washington

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Gas managed weather risk for all jurisdictions with a weather insurance policy designed to protect against 50 percent of the negative financial effects of warmer-than-normal weather. That policy expired on September 30, 2005.

Commencing in fiscal year 2006, Washington Gas implemented new weather protection strategies designed to provide full protection from the negative financial effects of warmer-than-normal weather. Effective October 1, 2005, Washington Gas implemented a Revenue Normalization Adjustment (RNA) billing mechanism in Maryland. Approved by the Public Service Commission of Maryland (PSC of MD), the RNA is a mechanism designed to stabilize the level of net revenues collected from Maryland customers by eliminating the effect of deviations in customer usage caused by variations in weather from normal levels and certain other factors such as customer conservation. Deliveries to Maryland customers represent approximately 40 percent of therms delivered by Washington Gas. As Washington Gas currently has no similar ratemaking provisions in the District of Columbia or Virginia, the utility is utilizing a new three-year weather insurance policy in the District of Columbia that became effective October 1, 2005, and weather derivatives in Virginia. Refer to the section entitled “Market Risk—Weather Risk” for a further discussion of our weather protection strategies.

While the use of weather insurance and a weather derivative in the District of Columbia and Virginia, respectively, were effective in providing full protection from the effects of warmer-than-normal weather in those jurisdictions during fiscal year 2006, our intent is to obtain this protection through ratemaking provisions in these two jurisdictions similar to the RNA that was implemented in Maryland. On September 15, 2006, Washington Gas filed an application with the State Corporation Commission of Virginia (SCC of VA) requesting, among other things, to implement a tariff provision for an RNA billing mechanism in Virginia. A final order by the SCC of VA on this and all other requests included in the application is pending.

The financial results of our energy-marketing subsidiary, WGEServices, also are affected by deviations in weather from normal levels. Since WGEServices sells both natural gas and electricity, WGEServices’ financial results may fluctuate due to deviations in weather from fiscal year to fiscal year during the winter heating and summer cooling seasons.

  Regulatory Environment and Regulatory Decisions

Washington Gas is regulated by the Public Service Commission of the District of Columbia (PSC of DC), the PSC of MD and the SCC of VA. Hampshire is regulated by the FERC. These regulatory commissions set the rates in their respective jurisdictions that Washington Gas can charge customers for its rate-regulated services. Changes in these rates as ordered by regulatory commissions affect Washington Gas’ financial performance.

Washington Gas expects that regulatory commissions will continue to set the prices and terms for delivery service that give it an opportunity to earn a just and reasonable rate of return on the capital invested in its distribution system and to recover reasonable operating expenses.

  Gas Supply and Pipeline Transportation and Storage Capacity

Natural Gas Supply and Capacity Requirements.  Washington Gas is responsible for acquiring both sufficient natural gas supplies and interstate pipeline and storage capacity to meet customer requirements. As such, Washington Gas must contract for reliable and adequate delivery capacity to its distribution system, while considering the dynamics of the interstate pipeline and storage capacity market, its own on-system natural gas peaking facilities, as well as the characteristics of its customer base.

Depleting pipeline and storage capacity is a business issue for local distribution companies, such as Washington Gas. Washington Gas, whose customer base has grown at an annual rate of approximately two percent, must manage this issue. This rate of growth is expected to continue. To help maintain the adequacy of pipeline and storage capacity for its growing customer base, Washington Gas has contracted with various interstate pipeline and storage companies for the acquisition of additional existing capacity, as well as the construction of new capacity, for firm transportation and storage services to Washington Gas. These capacity expansion projects are expected to be placed into service during fiscal years 2007-2010. Washington Gas will continue to monitor other opportunities to acquire or participate in obtaining additional pipeline and storage capacity that will improve or maintain the high level of service expected by its customer base.

Gulf Coast Natural Gas Supply Issues.  During the late summer of 2005, immediately prior to the 2005-2006 winter heating season, the Gulf Coast region experienced a major disruption of natural gas production and processing due to hurricanes Katrina, Rita and Wilma. These natural gas production and processing disruptions resulted in a significant reduction of natural gas available to be delivered from the Gulf Coast region. Given the recovery of available supplies from the Gulf Coast region following the hurricanes,

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

coupled with the availability of natural gas supply from alternative production areas, Washington Gas was able to meet its customers’ daily demand for natural gas during the 2005-2006 winter heating season. Storage gas inventory balances were maintained at adequate operational levels throughout the heating season. Since hurricanes Katrina, Rita and Wilma, Washington Gas has modified the composition of its natural gas portfolio to include a significantly higher percentage of natural gas supply that is produced from sources outside of the Gulf Coast region. The diversification of its natural gas portfolio will help Washington Gas to meet customer demand despite unforeseen future supply issues that may arise similar to those resulting from the weather events in the Gulf Coast region.

WGEServices purchases a portion of its natural gas supply from the Gulf Coast region. Purchase commitments from certain of WGEServices’ Gulf Coast-based natural gas suppliers were interrupted by the supply shortage in the Gulf Coast region in the immediate aftermath of the hurricanes during the fall 2005 season. During the 2005-2006 winter heating season, all of WGEServices’ contracted natural gas supplies from the Gulf Coast region flowed as contracted, and WGEServices met its customers’ daily demand for natural gas and achieved its required storage inventory balances. In meeting its future natural gas supply needs, WGEServices expects to continue to rely on a diverse set of supply sources, including city-gate delivered supplies, natural gas in storage and liquefied natural gas (LNG) from the Dominion Cove Point (Dominion or Cove Point) LNG terminal.

Volatility of Natural Gas Prices.  As a result of market concerns about the sufficiency of the supply of natural gas, the hurricanes in the Gulf Coast region and other factors during the 2005-2006 winter heating season, the price of the natural gas commodity paid by Washington Gas’ customers rose sharply from levels experienced during the prior year’s winter heating season. In fiscal year 2006, higher natural gas prices increased customers’ bills dramatically. Under its regulated gas cost recovery mechanisms, Washington Gas records cost of gas expense equal to the cost of gas recovered in revenues from customers. An increase in the cost of gas due to an increase in the purchase price of the natural gas commodity generally has no direct effect on Washington Gas’ net income. However, its net income was reduced in fiscal year 2006 primarily due to higher expenses for uncollectible customer accounts, as well as lower natural gas consumption caused by customer conservation in Virginia and the District of Columbia where these adverse effects on earnings are not addressed through regulatory mechanisms. The RNA and other regulatory mechanisms in Maryland neutralize these effects on Washington Gas’ revenue and net income. Increases in the price of natural gas also can affect our operating cash flows, as well as the competitiveness of natural gas as an energy source.

WGEServices also may be negatively affected by the indirect effects of significant increases in the wholesale price of natural gas such as those that resulted from the Gulf Coast natural gas supply shortage. WGEServices’ risk management policies and procedures are designed to minimize the risk that WGEServices’ natural gas purchases and the related sales commitments do not closely match (refer to the section entitled “Market Risk” for a further discussion of Washington Gas’ and WGEServices’ mitigation of commodity price risk). Higher natural gas prices, however, may increase the costs associated with uncollectible accounts, borrowing costs, certain fees paid to public service commissions and other costs. To the extent that these costs cannot be recovered from retail customers in higher rates due to competitive factors, WGEServices’ operating results would be negatively affected.

Changes in Natural Gas Consumption.  Natural gas supply requirements may be affected by changes in natural gas consumption by customers. Natural gas usage per customer may decline as customers change their consumption patterns in response to: (i) more volatile and higher natural gas prices, as discussed above, and (ii) customers’ replacement of older, less efficient gas appliances with more efficient appliances. In each jurisdiction in which Washington Gas operates, changes in customer usage profiles have been reflected in recent rate case proceedings where rates have been adjusted to reflect current customer usage. In both the District of Columbia and Virginia jurisdictions, changes in customer usage by existing customers that occur subsequent to these recent rate case proceedings will have the effect of reducing revenues, which is offset by the favorable effect of adding new customers. Effective October 1, 2005, pursuant to an RNA mechanism approved by the PSC of MD, changes in customer usage by existing customers that occur subsequent to recent rate case proceedings in the Maryland jurisdiction generally will not reduce revenues, but rather will have the effect of stabilizing the level of delivery charge revenues received from customers on a monthly basis. On September 15, 2006, Washington Gas requested approval from the SCC of VA of a similar RNA mechanism to be put in place in the Virginia jurisdiction that would also stabilize rather than reduce revenues (refer to the section entitled “Jurisdictional Rates and Regulatory Matters” under Item 1 of this report).

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

  Electricity Supply

Customer choice programs for electric customers are available in each jurisdiction in which WGEServices operates. Similar to the natural gas industry, electric customers participating in these programs may choose either to continue purchasing bundled electricity service from their local electric distribution utility or to purchase electricity from an unregulated third-party marketer.

Electric customers grew 75 percent in fiscal year 2006 when compared to the end of the prior fiscal year. This customer growth was principally the result of new competitive opportunities that emerged near the end of the third quarter of fiscal year 2006 due to sharp increases in competing rates offered by electric utilities in Maryland and Delaware. In other locations, however, future opportunities to add new electric customers may continue to be limited by the relationship between electric Standard Offer Service (SOS) rates offered by local electric utilities and market prices for electricity. Certain SOS rates in WGEServices’ market area continue to be below current market prices. In certain cases, electric utilities have entered into wholesale contracts to supply their SOS customers, prior to an increase in fuel prices required to generate electricity. In other cases, electric utilities continue to provide service under previously established rates that are capped. Refer to the section entitled “Market Risk—Price Risk Related to the Retail Energy-Marketing Segment” for a further discussion of WGEServices’ electricity supply.

  Maintaining the Safety and Reliability of the Natural Gas Distribution System

Maintaining and improving the public safety and reliability of Washington Gas’ natural gas distribution system is our highest priority that benefits both customers and investors through lower costs and improved customer service. Washington Gas continually refines its safety practices, with a particular focus on design, construction, maintenance, operation, replacement, inspection and monitoring practices. Operational issues affecting the public safety and reliability of Washington Gas’ natural gas distribution system that are not addressed within a timely and adequate manner could significantly and adversely affect our future earnings and cash flows, as well as result in a loss of customer confidence. Washington Gas is responding to its operational issues in a timely and adequate manner, and has the financial resources necessary to address these issues due to its current strong cash position, and the financing options it has available. Refer to the section entitled “Contractual Obligations, Off-Balance Sheet Arrangements and Other Commercial Commitments—Operating Issues in Prince George’s County, Maryland” for a discussion of an operational issue.

  Competitive Environment

Washington Gas.  Washington Gas faces competition based on customers’ preference for natural gas compared to other energy products, and the comparative prices of those products. The most significant product competition occurs between natural gas and electricity in the residential market. Changes in the competitive position of natural gas relative to electricity and other energy products have the potential of causing a decline in the number of natural gas customers added in future years. At the present time, Washington Gas has seen no significant evidence that changes in the competitive position of natural gas has contributed to such a decline.

The residential market generates a significant portion of Washington Gas’ net income. In its service territory, Washington Gas continues to attract the majority of the new residential construction market. Consumers’ continuing preference for natural gas allows Washington Gas to maintain a strong market presence.

In each of the jurisdictions served by Washington Gas, regulators and utilities have implemented customer choice programs. These programs allow customers the choice of purchasing their natural gas and/or electric commodity from unregulated third-party marketers, rather than purchasing these commodities as part of a bundled service from the local utility. When customers choose to purchase their natural gas commodity from unregulated third-party marketers, there is no effect on Washington Gas’ net income since Washington Gas charges its customers the cost of gas without any mark-up.

Notwithstanding the regulatory mechanisms that protect Washington Gas from the adverse impact of customer choice programs, Washington Gas continues to be obligated to purchase commodity, transportation, storage and peaking services from interstate pipeline companies under long-term capacity contracts that were entered into to support Washington Gas’ expected merchant function requirements at the time these contracts were executed. In the District of Columbia and Maryland, unregulated third-party marketers may utilize their own capacity resources, rather than those of Washington Gas, to serve new customers who shift from the utility to third-party marketers in response to competitive offers or regulatory incentives. Large shifts in customers to these

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

third-party marketers could potentially impact the cost of the natural gas commodity billed to the remaining sales customers of Washington Gas. To minimize the cost risk associated with these obligations, Washington Gas executes a strategy that focuses on:

•	managing efficiently its supply portfolio and the terms of its long-term contracts in order to balance its sales, delivery and supply obligations;

•	maintaining cost recovery mechanisms in all jurisdictions related to the potentially stranded costs of the natural gas commodity;

•	recovering from unregulated third-party marketers: (i) 100 percent of the cost of the storage and peak shaving capacity that Washington Gas dedicates to serving unbundled service customers who purchase their natural gas from a third-party marketer and (ii) a portion of Washington Gas’ costs of transportation capacity and

•	maximizing the value of contractual assets by entering into contracts with unregulated wholesale third-party marketers that make use of the utility’s firm storage and transportation rights to meet its city gate delivery needs, and to make off-system sales when such storage and transportation rights are under-utilized. Washington Gas also self-manages a small portion of these type assets.

WGEServices.  Our unregulated retail energy-marketing subsidiary, WGEServices, competes with other unregulated third-party marketers to sell the natural gas and electric commodity to customers. Marketers of these commodities compete largely on price, and gross margins (representing revenues less costs of energy) are relatively small. WGEServices is exposed to credit and market risks associated with both its natural gas and electric supply (refer to the sections entitled “Credit Risk” and “Market Risk” for a further discussion of these risk exposures and WGEServices’ management of them).

  Environmental Matters

We are subject to federal, state and local laws and regulations related to environmental matters. These evolving laws and regulations may require expenditures over a long timeframe to control environmental effects. It is our position that, at this time, the appropriate remediation is being undertaken at all the relevant sites. Refer to Note 14 of the Notes to Consolidated Financial Statements for a further discussion of these matters.

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

From time to time, we perform studies and, in some cases, hold discussions regarding utility and energy-related investments and strategic transactions with other companies. The ultimate effect on us of any such investments and transactions that may occur cannot be determined at this time.

  Economic Conditions and Interest Rates

We operate in one of the fastest growing regions in the nation. The continued prosperity of this region, supported by a relatively low interest-rate environment for new housing, has allowed Washington Gas to expand its regulated delivery service customer base at a rate of growth almost twice the national industry average during the past five years. In addition, this economy has provided a robust market for our subsidiaries to market natural gas, electricity and other energy-related products and services. A downturn in the economy of the region in which we operate, or a significant increase in interest rates, might adversely affect our ability to grow Washington Gas’ customer base and other businesses at the same rate they have grown in the past.

We have been operating in a relatively low interest-rate environment in the recent past as it relates to long-term debt financings. Short-term interest rates had been relatively low in relation to historical levels. However, actions and communications by the Federal Reserve in the past year have resulted in increases in short-term interest rates. A rise in interest rates without the timely recognition of the higher cost of debt in the utility rates charged by Washington Gas to its customers would adversely affect future earnings. A rise in short-term interest rates without the higher cost of debt being reflected in the prices charged to customers would negatively affect the

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

results of operations of our retail energy-marketing segment which depends on short-term debt to finance its accounts receivable and storage gas inventories.

  Inflation/Deflation

From time to time, Washington Gas seeks approval for rate increases from regulatory commissions to help it manage the effects of inflation on its capital investment and returns. The most significant impact of inflation is on Washington Gas’ replacement cost of plant and equipment. While the regulatory commissions having jurisdiction over Washington Gas’ retail rates allow depreciation only on the basis of historical cost to be recovered in rates, we anticipate that Washington Gas should be allowed to recover the increased costs of its investment and earn a return thereon after replacement of the facilities occurs.

To the extent Washington Gas experiences a sustained deflationary economic environment, actual returns on invested capital could rise and exceed returns allowed by regulators in previous regulatory proceedings. Such circumstances could prompt the initiation of a regulatory review to reduce Washington Gas’ revenues under its current regulatory framework.

  Labor Contracts, Including Labor and Benefit Costs

Washington Gas has five labor contracts with bargaining units represented by three labor unions. Teamsters Local Union No. 96 (Local 96) is a local union affiliated with the International Brotherhood of Teamsters. Local 96 has a three-year labor contract with Washington Gas that began on June 1, 2004. The contract covers approximately 700 employees. In January 2006, the Office and Professional Employees International Union Local No. 2 (A.F.L.-C.I.O.) ratified a thirty-nine month labor contract with Washington Gas that was effective on January 1, 2006. The contract covers approximately 290 members, and replaced a previous collective bargaining agreement that was scheduled to expire on March 31, 2006. Local 96, representing union-eligible employees in the Shenandoah Gas division of Washington Gas, has a three-year labor contract with Washington Gas that began on August 1, 2004. This contract covers 23 employees. Additionally, Washington Gas has two three-year labor contracts with the International Brotherhood of Electrical Workers Local 1900 that, together, cover approximately 32 employees. Washington Gas is subject to the terms of its labor contracts with respect to operating practices and compensation matters dealing with employees represented by the various bargaining units described above.

  Changes in Accounting Principles

We cannot predict the effect of potential future changes in accounting regulations or practices that have yet to be issued on our operating results and financial condition. New accounting standards could be issued by the Financial Accounting Standards Board (FASB) or the Securities and Exchange Commission (SEC) that could change the way we record and recognize revenues, expenses, assets and liabilities.

CRITICAL ACCOUNTING POLICIES

Preparation of financial statements and related disclosures in compliance with Generally Accepted Accounting Principles in the United States of America (GAAP) requires the selection and the application of appropriate technical accounting rules to the relevant facts and circumstances of our operations, as well as our use of estimates to compile the consolidated financial statements. The application of these accounting policies involves judgment regarding estimates and projected outcomes of future events, including the likelihood of success of particular regulatory initiatives, the likelihood of realizing estimates for legal and environmental contingencies, and the probability of recovering costs and investments in both the regulated utility and non-utility business segments.

We have identified the following critical accounting policies discussed below that require our judgment and estimation, where the resulting estimates have a material effect on the consolidated financial statements.

  Accounting for Unbilled Revenue and Cost of Gas Recognition

For regulated deliveries of natural gas, Washington Gas reads meters and bills customers on a cycle basis. Washington Gas accrues revenues for gas that has been delivered but not yet billed at the end of an accounting period. In connection with making this accrual, Washington Gas must estimate the amount of gas that cannot be accounted for on its delivery system and must estimate the amount of the unbilled revenue by jurisdiction and customer class. Such revenues are recognized as unbilled revenues that are adjusted in subsequent periods when actual meter readings are taken. A similar computation is made for WGEServices.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Washington Gas’ jurisdictional tariffs contain mechanisms that provide for the recovery of the invoice cost of gas applicable to firm customers. Under these mechanisms, Washington Gas periodically adjusts its firm customers’ rates to reflect increases and decreases in the invoice cost of gas. Annually, Washington Gas reconciles the difference between the total gas costs collected from firm customers and the invoice cost of gas paid to suppliers. Washington Gas defers any excess or deficiency and either recovers it from, or refunds it to, customers over a subsequent twelve-month period.

  Accounting for Regulatory Operations—Regulatory Assets and Liabilities

A significant portion of our business is subject to regulation by independent government regulators. As the regulated utility industry continues to address competitive market issues, the cost-of-service regulation used to compensate Washington Gas for the cost of its regulated operations will continue to evolve. Non-traditional ratemaking initiatives and market-based pricing of products and services could have additional long-term financial implications for us. We have relied on our projection of continued regulatory oversight of our operations in order to validate the carrying cost of Washington Gas’ investment in fixed assets.

Washington Gas accounts for its regulated operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation, which results in differences in the application of GAAP between regulated and unregulated businesses. SFAS No. 71 requires the recording of regulatory assets and liabilities for certain transactions that would have been treated as revenue or expense in unregulated businesses. In certain circumstances, SFAS No. 71 allows entities whose rates are determined by third-party regulators to defer costs as “regulatory” assets on the balance sheet to the extent that the entity expects to recover these costs in future rates. Similarly, SFAS No. 71 requires that certain amounts be deferred and recorded as regulatory liabilities to the extent Washington Gas expects those amounts will be refunded to customers in future rates. Future regulatory changes or changes in the competitive environment could result in WGL Holdings and Washington Gas discontinuing the application of SFAS No. 71 for some of its business and require the write-off of the portion of any regulatory asset or liability that would be no longer probable of recovery or refund. In effect, Washington Gas could be required to write off certain regulatory assets and liabilities that had been deferred on the balance sheets in prior periods, and charge or credit these amounts to income at the time it determines that the provisions of SFAS No. 71 no longer apply. If Washington Gas were required to discontinue the application of SFAS No. 71 for any of its operations, it would record an extraordinary non-cash charge or credit to income for the net book value of its regulatory assets and liabilities. Other adjustments might also be required.

Currently available facts support both the continued application of SFAS No. 71 for our regulatory activities and the conclusion that all of our regulatory assets and liabilities as of September 30, 2006 and 2005 are recoverable or refundable through the regulatory environment.

  Accounting for Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, we recognize deferred income taxes for all temporary differences between the financial statement and tax basis of assets and liabilities at currently enacted income tax rates.

SFAS No. 109 also requires recognition of the additional deferred income tax assets and liabilities for temporary differences where regulators prohibit deferred income tax treatment for ratemaking purposes of Washington Gas. Regulatory assets or liabilities, corresponding to such additional deferred tax assets or liabilities, may be recorded to the extent recoverable from or payable to customers through the ratemaking process. Amounts applicable to income taxes due from and due to customers primarily represent differences between the book and tax basis of net utility plant in service.

  Accounting for Contingencies

We account for contingent liabilities utilizing SFAS No. 5, Accounting for Contingencies. By their nature, the amount of the contingency and the timing of a contingent event are subject to our judgment of such events and our estimates of the amounts. Actual results related to contingencies may be difficult to predict and could differ significantly from the estimates included in reported earnings. In fiscal years 2006 and 2005, we were involved with regulatory contingencies with respect to rate cases in Virginia, and various legal contingencies.

On September 15, 2006, Washington Gas filed an application with the SCC of VA requesting, among other things, to increase its annual utility net revenues in Virginia. Washington Gas further requested that it be permitted to implement the newly proposed

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

increase in revenues on an interim basis, subject to refund, effective for services rendered on and after February 13, 2007. If Washington Gas puts the rate increase into effect on and after February 13, 2007 prior to receiving a Final Order of approval from the SCC of VA, then Washington Gas will record, as an offset to the increased revenue, a provision for rate refunds that will be derived based on our judgment of the future outcome of this rate case.

In a Final Order issued by the SCC of VA on December 18, 2003, the SCC of VA ordered, among other things, that Washington Gas perform and submit an annual earnings test to determine if it had earned in excess of its allowed rate of return on common equity for its Virginia operations. Any significant differences between ours and the VA Staff’s earnings test calculations or methodology would have an effect on our operating results.

Washington Gas also is involved in matters with its local regulatory commissions related to the recovery of certain costs, including: (i) a proposed disallowance of certain natural gas costs previously incurred by Washington Gas and collected from Maryland customers and (ii) the recovery of the costs of hexane (heavy hydrocarbons or “HHCs”) that Washington Gas is incurring. We have appealed to the PSC of MD the proposed disallowance of natural gas costs, and are awaiting a Final Order from the local regulatory commissions on the recovery of Washington Gas’ HHC costs.

For further discussion of these regulatory matters and related contingencies, see Note 15 of the Notes to Consolidated Financial Statements.

  Accounting for Derivative Instruments

We enter into forward contracts and other related transactions for the purchase of natural gas and electricity. A majority of these contracts qualify as normal purchases and sales, and are exempt from the accounting requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Contracts that qualify as derivative instruments under SFAS No. 133 are recorded on the balance sheet at fair value. Changes in the fair value of derivative instruments subject to SFAS No. 71 are recorded as regulatory assets or liabilities, as discussed below, while changes in the fair value of derivative instruments not affected by rate regulation are reflected in income. Washington Gas also utilizes derivative instruments that are designed to minimize the risk of interest-rate volatility associated with planned issuances of Medium-Term Notes (MTNs).

Our judgment is required in determining the appropriate accounting treatment for our derivative instruments. This judgment involves various factors, including our ability to: (i) designate contracts and other activities as derivative instruments subject to the accounting guidelines of SFAS No. 133; (ii) derive the estimated fair value of our derivative instruments from period to period based on prices available from external sources and internal modeling techniques and (iii) determine whether or not our derivative instruments are recoverable from or refundable to customers in future periods.

Certain of our natural gas forward contracts and other derivatives that are subject to SFAS No. 133 are valued using models developed by us. These models reflect, when appropriate, derivative pricing theory, formulated market inputs and forward price projections beyond the period that prices are available from market data sources. We derived a $104,000 net fair value loss for these contracts at September 30, 2006, as compared to a net fair value gain of $23.6 million at September 30, 2005. These valuations reflect our best estimate.

As previously discussed, changes in the fair value of forward contracts and other related transactions that qualify as derivative instruments under SFAS No. 133 and subject to SFAS No. 71 are recorded as regulatory assets or liabilities since they relate to activities of Washington Gas in which costs are likely to be recovered from or refunded to customers in future periods.

  Accounting for Pension and Other Post-Retirement Benefit Plans

Washington Gas maintains a qualified, trusteed, non-contributory defined benefit pension plan (qualified pension plan) covering all active and vested former employees of Washington Gas and a separate non-funded supplemental retirement plan (SERP) covering executive officers. Washington Gas also provides certain healthcare and life insurance benefits for retired employees. (The qualified pension plan, SERP and health and post-retirement plans are collectively referred to as the “Plans”).

The measurement of the Plans’ obligations and costs is dependent on a variety of assumptions. We consider the following assumptions to be critical to this measurement. These assumptions are derived on an annual basis with the assistance of a third party actuarial firm:

•	Discount rate;

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

•	Expected long-term return on plan assets;

•	Rate of compensation increase and

•	Healthcare cost trend rate.

We determine the discount rate based on the Moody’s AA corporate bond yield as of September 30. We determine the expected long-term rate of return by averaging the expected earnings for the target asset portfolio. In developing the expected rate of return assumption, we evaluate an analysis of historical actual performance and long-term return projections, which gives consideration to the asset mix and anticipated length of obligation of the Plans. Historically, the expected long-term return on plan assets has been lower for the health and life benefit plan than for the qualified pension plan due to differences in the allocation of the assets in the plan trusts. We calculate the rate of compensation increase based on salary expectations for the near-term, expected inflation levels and promotional expectations. The healthcare cost trend rate is determined by working with insurance carriers, reviewing historical claims data for the health and life benefit plan, and analyzing market expectations.

The following table illustrates the effect of changing the critical actuarial assumptions discussed above, while holding all other assumptions constant:

Effect of Changing Critical Actuarial Assumptions
(In millions)			Pension Benefits		Health and Life Benefits

	Percentage-Point		Increase	Increase	Increase	Increase
	Change in		(Decrease)	(Decrease)	(Decrease)	(Decrease)
Actuarial Assumptions	Assumption		in Obligation	in Cost	in Obligation	in Cost

Expected long-term return on plan assets	+/– 1.00	pt.	n/a	$(6.1) /$6.1	n/a	$(2.0) / $2.0
Discount rate	+/– 0.25		$(19.1) / $20.1	$(1.4) / $1.5	$(16.7) / $17.4	$(1.7) / $1.8
Rate of compensation increase	+/– 0.25		$4.8 / $(4.7)	$0.9 / $(0.8)	n/a	n/a
Healthcare cost trend rate	+/– 1.00		n/a	n/a	$74.7 / $(61.2)	$10.9 / $(9.4)

Differences between actuarial assumptions and actual plan results are deferred and amortized into cost when the accumulated differences exceed ten percent of the greater of the Projected Benefit Obligation or the market-related value of the plan assets. If necessary, the excess is amortized over the average remaining service period of active employees.

In addition to the assumptions listed above, the measurement of the Plans’ obligations and costs are dependent on other factors such as employee demographics, the level of contributions made to the Plans, earnings on the Plans’ assets and mortality rates. Effective September 30, 2006, Washington Gas updated the mortality table it uses to develop its mortality rates to reflect more current life expectancy experience. This change did not have a significant effect on the obligations of the Plans.

Refer to Note 12 of the Notes to Consolidated Financial Statements for a listing of the actuarial assumptions used and for a further discussion of the accounting for the Plans.

OTHER ACCOUNTING MATTERS

  Accounting for Stock-Based Compensation

Effective October 1, 2005, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)), which replaces SFAS No. 123, and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. Under SFAS No. 123(R), we measure and record compensation expense for both our stock option and performance share awards based on their fair value at the date of grant. Prior to October 1, 2005, we had accounted for our share-based awards in accordance with SFAS No. 123, as amended, which permitted us to apply APB Opinion No. 25 and related interpretations in accounting for our stock-based compensation plans. In accordance with APB Opinion No. 25, we did not record in our financial statements compensation expense related to our stock option grants. We did record compensation expense over the requisite service period related to our performance shares awarded based on the market value of WGL Holdings’ common stock at the end of each reporting period.

As permitted by SFAS No. 123(R), we used the modified prospective method of adopting the new accounting standard; accordingly, financial results for fiscal years 2005 and 2004 have not been retroactively adjusted to reflect the effects of

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

SFAS No. 123(R). In accordance with SFAS No. 123(R), we recognized total stock-based compensation expense of $4.4 million for the fiscal year ended September 30, 2006, along with related income tax benefits of $1.8 million. For fiscal years 2005 and 2004, we recognized total stock-based compensation expense of $3.4 million and $1.9 million, respectively, along with related income tax benefits of $1.2 million and $660,000, respectively, in accordance with APB Opinion No. 25.

To value our stock options under SFAS No. 123(R), we continue to use the Black-Scholes model that was previously used for disclosure purposes under SFAS No. 123, as amended. We use a Monte Carlo simulation model to value our performance shares under SFAS No. 123(R), as they contain market conditions based on total shareholder return compared to a peer group.

As of September 30, 2006, there was $4.1 million of total unrecognized compensation expense related to our share-based awards. This cost is expected to be recognized over a weighted average period of 1.6 years, which comprises 1.7 years and 1.5 years for performance shares and stock options, respectively. Refer to Notes 1 and 13 of the Notes to Consolidated Financial Statements for a further discussion of our share-based awards.

  Discontinued Operations

During the quarter ended June 30, 2006, we completed a plan for the disposition of ACI, a wholly owned subsidiary of Washington Gas Resources. On September 29, 2006, we sold all of the outstanding shares of common stock of ACI to an unrelated party. ACI was previously reported as part of our commercial HVAC business segment. ACI has been reported as a discontinued operation of WGL Holdings and, accordingly, ACI’s operating results, financial position and cash flows have been presented separately from our continuing operations in the consolidated financial statements of WGL Holdings for all fiscal years presented. Refer to the section entitled “Results of Operations—Summary Results ” for a further discussion of this sale.

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

WGL HOLDINGS, INC.

  RESULTS OF OPERATIONS

  Summary Results

WGL Holdings reported net income of $87.6 million, or $1.79 per share, for the fiscal year ended September 30, 2006, as compared to net income of $103.5 million, or $2.11 per share, and $96.6 million, or $1.98 per share, for the fiscal years ended September 30, 2005 and 2004, respectively. We earned a return on average common equity of 9.6 percent, 11.8 percent and 11.6 percent, respectively, during each of these three fiscal years.

Net income for fiscal year 2006 included an after-tax loss of $7.1 million, or $0.15 per share, from the discontinued operations of ACI. This was comprised of a net loss from ACI’s operations of $3.5 million, or $0.07 per share, and an after-tax loss of $3.6 million, or $0.08 per share, that resulted from the September 29, 2006 sale of ACI. Net income for fiscal years 2005 and 2004 included a net loss from ACI’s discontinued operations of $2.6 million, or $0.05 per share, and $3.0 million, or $0.06 per share, respectively.

We reported consolidated income from continuing operations of $94.7 million, or $1.94 per share, for the fiscal year ended September 30, 2006, as compared to income from continuing operations of $106.1 million, or $2.16 per share, and $99.6 million, or $2.04 per share, reported for fiscal years 2005 and 2004, respectively. The following is a discussion of year-over-year trends related to our results from continuing operations.

Fiscal Year 2006 vs. Fiscal Year 2005.  Income from continuing operations for fiscal year 2006, when compared to fiscal year 2005, primarily reflects lower net income from both our retail energy-marketing and regulated utility segments. Earnings comparisons attributable to our retail energy-marketing business reflect lower gross margins from the sale of natural gas, partially offset by improved gross margins from electric sales. The year-over-year decline in earnings of our regulated utility segment was primarily attributable to lower consumption of natural gas by customers due to customer conservation, coupled with higher operating expenses, interest costs and income taxes. Favorably affecting fiscal year 2006 earnings for the regulated utility segment were continued customer growth, increased revenues related to recoverable carrying costs on storage gas inventory balances, and favorable adjustments related to cost of gas and customer billings.

Income from continuing operations for fiscal year 2006 compared to fiscal year 2005 also reflects the following transactions related to our regulated utility and non-utility business segments. Fiscal year 2006 included: (i) a charge of $4.6 million (pre-tax) recorded by our regulated utility segment related to a proposed regulatory order and (ii) a $3.1 million (pre-tax) reversal by our energy-marketing segment of fees that were previously assessed by a regulatory body and accrued in prior fiscal years. Fiscal year 2005 included: (i) a favorable tax adjustment of $2.5 million related to the regulated utility segment and (ii) a charge of $912,000 that resulted principally from the resolution of a legal contingency allocated to the remaining portion of our commercial HVAC business.

Fiscal Year 2005 vs. Fiscal Year 2004.  The $6.5 million, or $0.12 per share, improvement in income from continuing operations for fiscal year 2005, when compared to fiscal year 2004, primarily reflects higher earnings from our retail energy-marketing business, driven primarily by increased gross margins from natural gas sales. This improvement was partially offset by lower earnings from our regulated utility segment that were attributable to lower natural gas deliveries to firm customers and higher operating expenses. Customer growth, coupled with lower interest costs and income taxes, favorably affected fiscal year 2005 earnings for our regulated utility segment.

As discussed above, fiscal year 2005 also included the $2.5 million favorable tax adjustment related to our regulated utility segment, and the $912,000 charge related to our commercial HVAC business segment. Fiscal year 2004 included the following transactions: (i) the recognition of additional depreciation expense unrelated to fiscal year 2004 of $3.5 million (pre-tax) that was recorded in connection with a Virginia rate order; (ii) an after-tax gain of $5.8 million from the sale of two buildings in which we held a carried interest (Maritime sale) and (iii) a charge of $870,000 for the impairment of goodwill related to the remaining portion of our commercial HVAC business.

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

The following table summarizes our net income (loss) by operating segment for fiscal years ended September 30, 2006, 2005 and 2004.

Net Income (Loss) by Operating Segment

	Years Ended September 30,

(In thousands)	2006	2005	2004

Regulated utility	$84,599	$87,492	$88,951
Non-utility operations:
Retail energy-marketing	13,315	22,294	8,280
Commercial HVAC	450	(1,314)	(2,438)

Total major non-utility	13,765	20,980	5,842
Other, principally non-utility activities	(3,670)	(2,400)	4,802

Total non-utility	10,095	18,580	10,644

Income from continuing operations	94,694	106,072	99,595
Loss from discontinued operations, net of income tax benefit	(7,116)	(2,579)	(2,958)

Net income	$87,578	$103,493	$96,637

  Regulated Utility Operating Results

The following table summarizes the regulated utility segment’s operating results for fiscal years ended September 30, 2006, 2005 and 2004.

Regulated Utility Operating Results

	Years Ended September 30,

(In thousands)	2006	2005	2004

Operating revenues	$1,637,491	$1,402,905	$1,293,675

Operating expenses:
Cost of gas	1,031,650	796,413	694,639
Operation and maintenance	236,467	241,582	231,001
Depreciation and amortization	92,712	89,859	91,510
General taxes and other assessments
Revenue taxes	55,964	58,170	50,079
Other	40,726	40,478	36,544

Total operating expenses	1,457,519	1,226,502	1,103,773

Operating income	179,972	176,403	189,902
Interest expense	44,026	41,600	43,141
Other (income) expenses-net, including preferred stock dividends	(630)	161	(917)
Income tax expense	51,977	47,150	58,727

Net income	$84,599	$87,492	$88,951

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Fiscal Year 2006 vs. Fiscal Year 2005.  The regulated utility segment reported net income of $84.6 million, or $1.73 per share, for the fiscal year ended September 30, 2006, as compared to net income of $87.5 million, or $1.79 per share, for fiscal year 2005. The year-over-year decrease in earnings primarily reflects a decline in total natural gas deliveries to firm customers due to customer conservation. Natural gas deliveries to firm customers fell 70.5 million therms, or 5.5 percent, in fiscal year 2006 from 2005. In addition to customer conservation, natural gas deliveries declined from the effect of warmer weather in fiscal year 2006. Weather, as measured by heating degree days (HDDs) was 2.5 percent warmer than normal in fiscal year 2006, as compared to 5.9 percent colder than normal in fiscal year 2005. Unlike customer conservation, the earnings effect of warmer-than-normal weather experienced in fiscal year 2006 was neutralized by the application of the RNA mechanism in Maryland and other weather protection strategies implemented in Virginia and the District of Columbia, as discussed below.

Favorably affecting earnings for fiscal year 2006 when compared to the prior fiscal year were: (i) the addition of 19,811 active customer meters since the end of the prior fiscal year; (ii) $7.3 million (pre-tax) of increased revenues from recoverable carrying costs on a higher average balance of storage gas inventory that was the result of both higher natural gas prices and volumes; (iii) favorable adjustments related to the annual reconciliation of lost-and-unaccounted-for gas and (iv) favorable adjustments related to the recovery of natural gas costs.

Our weather protection products, coupled with the timing of HDDs during fiscal year 2006, resulted in weather having a favorable effect on net income for fiscal year 2006 in relation to normal weather. For fiscal year 2006, net income was enhanced in relation to normal weather by an estimated $2.5 million (after-tax), or $0.05 per share, despite the 2.5 percent warmer-than-normal weather during this period. This benefit resulted primarily from the colder-than-normal weather experienced during the first quarter of fiscal year 2006. For the fiscal year ended September 30, 2005, the 5.9 percent colder-than-normal weather during that year contributed an estimated $5 million (after-tax), or $0.10 per share, to net income.

Prior to October 1, 2005, we managed weather risk for all jurisdictions of Washington Gas with a weather insurance policy designed to protect against 50 percent of the effects of warmer-than-normal weather. That policy expired on September 30, 2005. Commencing in fiscal year 2006, our weather management strategy varied by jurisdiction: (i) in Maryland, we implemented the RNA mechanism on October 1, 2005 upon approval by the PSC of MD (refer to Note 15 of the Notes to Consolidated Financial Statements); (ii) in the District of Columbia, we purchased a new weather insurance policy that became effective on October 1, 2005 and (iii) in Virginia, we purchased a weather derivative that became effective on December 18, 2005 and expired on May 31, 2006 (refer to the section entitled “Market Risk—Weather Risk” ).

In Maryland, the RNA mechanism is designed to stabilize the level of revenues collected from customers by eliminating the effect of deviations in normal customer usage caused by weather and other factors, such as customer conservation. Periods of colder-than-normal weather generally would cause Washington Gas to reduce its revenues and establish a refund liability to customers, while the opposite would generally result during periods of warmer-than-normal weather. Accordingly, the warmer-than-normal weather during fiscal year 2006 resulted in an increase in revenues and the recording of a receivable from customers to reflect Washington Gas’ protection from warmer-than-normal weather and factors other than weather, such as customer conservation, that are covered under the RNA mechanism.

In the District of Columbia and Virginia, both the weather insurance and the weather derivative were designed to provide full protection from the negative financial effects of warmer-than-normal weather. Unlike the Maryland RNA, the weather insurance and derivative products enable us to retain the benefits from colder-than-normal weather. In fiscal year 2006, the regulated utility segment benefited $8.9 million (pre-tax) from these weather protection products in relation to the prior fiscal year. These realized benefits are reflected in “Operation and maintenance” expenses which, for fiscal year 2006, include a benefit of $4.7 million (pre-tax) from the new weather insurance and derivative products, net of the related premium costs of these products. This compares to $4.2 million (pre-tax) of expense included in “Operation and maintenance” expenses for fiscal year 2005 to reflect the premium cost associated with the expired insurance policy.

Earnings of the regulated utility segment for fiscal year 2006 reflect a $3.8 million (pre-tax) increase in operation and maintenance expenses, after excluding the $8.9 million (pre-tax) enhancement to earnings from the weather protection products, as discussed above. Principally contributing to the increased expenses was $1.8 million of increased expenses associated with information technology projects, and $1.6 million of higher expenses for uncollectible accounts. Results from the regulated utility segment also reflect higher depreciation and amortization expense and increased interest expense that, together, reduced pre-tax income by $5.3 million. Further discussion of operation and maintenance and depreciation and amortization expenses of

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Washington Gas is included under Management’s Discussion for Washington Gas. Also refer to the section of this Management’s Discussion entitled “Interest Expense” for a further discussion of this cost.

Fiscal year ended September 30, 2006 also included a charge of $4.6 million (pre-tax) recorded to “Cost of gas” related to a proposed order by a Hearing Examiner of the PSC of MD that recommends the disallowance of certain natural gas costs incurred by Washington Gas and billed to Maryland customers from September 2003 through August 2004. The Hearing Examiner recommended the disallowance of these costs in connection with its annual review of Washington Gas’ natural gas costs. We have appealed the proposed order before the PSC of MD, asserting that the recommendation is without merit (refer to Note 15 of the Notes to Consolidated Financial Statements). On a comparative basis, the regulated utility segment benefited in fiscal year 2005 from a favorable income tax adjustment of $2.5 million related to a change in estimate.

Fiscal Year 2005 vs. Fiscal Year 2004.  The regulated utility segment reported net income of $87.5 million, or $1.79 per share, for fiscal year 2005 as compared to net income of $89.0 million, or $1.82 per share, for fiscal year 2004. This comparison primarily reflects a decrease of 28.7 million therms, or 2.2 percent, in total natural gas deliveries to firm customers during fiscal year 2005 due, in part, to warmer weather experienced primarily during the second quarter of fiscal year 2005, the most significant period of Washington Gas’ winter heating season. However, during other periods within fiscal year 2005, Washington Gas experienced lower than expected natural gas deliveries because the increase in HDDs did not correlate highly with the change in the volume of natural gas delivered during those periods. For the fiscal year ended September 30, 2005, weather was 5.9 percent colder than normal, enhancing net income in relation to normal weather by an estimated $5 million (after-tax), or $0.10 per share. For fiscal year 2004, weather was 6.1 percent colder than normal, and was estimated to have improved net income by approximately $10 million (after-tax), or $0.20 per share.

Favorably affecting earnings for the regulated utility segment for fiscal year 2005 was the addition of 22,043 active customer meters, the effect of changes in rates charged to customers that were implemented in Maryland on November 6, 2003 and in the District of Columbia on November 24, 2003, as well as $2.1 million (pre-tax) of increased earnings from carrying costs on a higher average balance of storage gas inventory. Earnings for fiscal year 2005, when compared to fiscal year 2004, also reflect $10.6 million (pre-tax) of increased operation and maintenance expenses, partially offset by $1.7 million (pre-tax) of lower depreciation and amortization expense, and $1.5 million (pre-tax) of lower interest expense (refer to the section of this Management’s Discussion entitled “Interest Expense”). The regulated utility segment also benefited from reduced income tax expense due to a combination of lower pre-tax income and a lower effective income tax rate which, in part, reflects a favorable tax adjustment of $2.5 million recorded in fiscal year 2005.

Further discussion of the operating results of Washington Gas is included in the Management’s Discussion for Washington Gas.

  Non-Utility Operating Results

Our continuing non-utility operations are comprised of two business segments: (i) retail energy-marketing and (ii) the remaining portion of commercial HVAC after excluding the effects of discontinued operations. Certain of our transactions are not significant enough to report as stand-alone business segments, and therefore are aggregated as “Other Activities” which are included as part of non-utility operations for purposes of segment reporting (refer to Note 17 of the Notes to Consolidated Financial Statements).

Total net income from our continuing non-utility operations for fiscal year 2006 was $10.1 million, or $0.21 per share, a decrease of $8.5 million, or $0.16 per share, from fiscal year 2005. The year-over-year decline in these earnings primarily reflects lower earnings of our retail energy-marketing segment.

Continuing non-utility operations reported total net income of $18.6 million, or $0.37 per share, for the fiscal year ended September 30, 2005, an increase of $8.0 million, or $0.15 per share, over fiscal year 2004. The year-over-year increase in net income was driven by improved earnings from our retail energy-marketing segment. On a comparative basis, fiscal year 2004 included an after-tax gain of $5.8 million from the Maritime sale.

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

The following table depicts the composition of the changes in revenues for the non-utility business segments.

Composition of Non-Utility Revenues and Other Statistics

	Years Ended September 30,

	2006	2005	2004

Non-utility operating revenues (In thousands)
Retail energy-marketing	$1,001,596	$773,046	$789,859
Commercial HVAC	13,138	9,482	6,963
Other	639	1,425	1,673

Total non-utility operating revenues	$1,015,373	$783,953	$798,495

Retail Energy-Marketing Statistics
Natural gas
Therm sales (thousands of therms)	696,694	713,676	716,577
Number of customers (end of period)	142,700	144,800	150,800

Electricity
Electricity sales (thousands of kWhs)	2,412,407	2,680,469	6,658,926
Number of accounts (end of period)	63,300	36,200	44,500

  Retail Energy-Marketing

Our retail energy-marketing subsidiary, WGEServices, was established in 1997, and sells natural gas and electricity on an unregulated, competitive basis directly to residential, commercial and industrial customers.

Fiscal Year 2006 vs. Fiscal Year 2005.  The retail energy-marketing segment reported net income of $13.3 million, or $0.27 per share, for the fiscal year ended September 30, 2006, as compared to net income of $22.3 million, or $0.45 per share, reported for the prior fiscal year. The $9.0 million, or $0.18 per share, decline in earnings for this business primarily reflects lower gross margins (revenues less costs of energy) from the sale of natural gas primarily due to: (i) unfavorable changes in the valuation of derivative contracts; (ii) the unfavorable year-over-year comparison resulting from $2.0 million (after-tax) of reduced expenses recorded in fiscal year 2005 related to the termination of two natural gas supply contracts; (iii) the unfavorable year-over-year comparison from the recording in fiscal year 2005 of $1.2 million (after-tax) of gross margin adjustments related to certain contracts and (iv) a 2.4 percent decrease in the volume of natural gas sold. Favorably affecting earnings in fiscal year 2006 were increased gross margins from the sale of electricity, and the reversal of expenses in fiscal year 2006 of $3.1 million (pre-tax) related to certain fees assessed by the PSC of DC that were accrued in prior fiscal years.

Lower gross margins from natural gas sales were affected, in part, by net mark-to-market losses in fiscal year 2006, as compared to net mark-to-market gains recognized in fiscal year 2005. Market valuation losses or gains are recorded principally in connection with derivative contracts that are used to mitigate the risk of volatility in the market price of natural gas during the winter heating season. The year-over-year net change in the valuation of these instruments decreased net income by $6.1 million (after-tax) for the fiscal year ended September 30, 2006. Refer to “Market Risk—Price Risk Related to the Retail Energy-Marketing Segment” for a further discussion of these derivative transactions.

The decrease in gross margins from natural gas sales in fiscal year 2006 also was attributable to the inclusion in fiscal year 2005 of $2.0 million (after-tax) of reduced expenses related to the termination of contracts with two suppliers for the forward purchase of natural gas. These fixed-price contracts were terminated due to the suppliers’ inability to fulfill contractual obligations during the 2005-2006 winter heating season due to the natural gas supply shortage in the Gulf of Mexico region. In consideration of the contract termination, the suppliers paid a fee to WGEServices, recorded as a reduction to “Non-utility cost of energy-related sales” in fiscal year 2005, for an amount equivalent to the excess of the market price over the fixed price that WGEServices incurred in fiscal year 2006 to replace the contractual shortfall. The higher cost of the replacement gas was reflected in fiscal year 2006 when delivered.

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Gross margins from electric sales increased significantly during fiscal year 2006, reflecting a dramatic rise in the gross margin per kilowatt hour sold, partially offset by a 10 percent decline in electric sales volumes. Electric customers grew 75 percent in fiscal year 2006 when compared to the end of the prior fiscal year. This customer growth was principally the result of new competitive opportunities that emerged near the end of the third quarter of fiscal year 2006 due to sharp increases in competing rates offered by electric utilities in Maryland and Delaware.

Favorably affecting the operating results of the energy-marketing segment for fiscal year 2006 was the reversal of certain administrative fees that were previously assessed by the PSC of DC. WGEServices, which recorded these assessments as an expense in prior fiscal years, protested its payment of these fees. During fiscal year 2006, WGEServices received a favorable court decision from its appeal regarding the payment of these fees in which the court decided that the energy-marketing business is entitled to a refund. Accordingly, the energy-marketing segment benefited $3.1 million (pre-tax) from its reversal in fiscal year 2006 of fees accrued as an expense in prior fiscal years.

Fiscal Year 2005 vs. Fiscal Year 2004.  Net income for the retail energy-marketing segment was $22.3 million, or $0.45 per share, for fiscal year 2005, an increase over net income of $8.3 million, or $0.17 per share, reported for fiscal year 2004. The $14.0 million, or $0.28 per share, improvement was attributable to (i) $2.0 million (after-tax) of reduced expenses in fiscal year 2005 related to the termination of the two natural gas supply contracts; (ii)  favorable changes in the valuation of derivative contracts which increased net income by $1.8 million (after-tax) and (iii) $1.2 million (after-tax) of favorable gross margin adjustments recorded in fiscal year 2005 related to certain contracts. The remainder of the year-over-year improvement in earnings for this segment for fiscal year 2005 was attributable to reduced expenses associated with uncollectible accounts, partially offset by lower gross margins from electric sales as the 59.7 percent decline in electric sales volumes more than offset the increase in the gross margin per kilowatt hour sold.

  Commercial HVAC

As a result of the discontinued operations of ACI, WGESystems comprises the remaining portion of the commercial HVAC segment. WGESystems offers large-scale HVAC installations and related services to commercial and government customers.

The commercial HVAC segment reported net income of $450,000, or $0.01 per share, for fiscal year 2006, an improvement of $1.8 million, or $0.04 per share, over the net loss of $1.3 million, or $0.03 per share, reported for fiscal year 2005. Operating results for fiscal year 2005 represented an improvement of $1.1 million, or $0.02 per share, over the net loss of $2.4 million, or $0.05 per share, reported for fiscal year 2004. The improvements in both fiscal years 2006 and 2005 were attributable to higher operating income that was driven by increased sales and lower selling, general and administrative expenses. The comparison between fiscal year 2006 and 2005 also was affected by a charge of $912,000, or $0.02 per share, recorded in fiscal year 2005 that resulted principally from the resolution of a legal contingency related to our investment in the HVAC business.

  Other Non-Utility Activities

As previously discussed, certain of our transactions are not significant enough on a stand-alone basis to warrant treatment as a business segment. For purposes of segment reporting, these transactions are aggregated as “Other Activities” and included as part of non-utility operations (see Note 17 of the Notes to Consolidated Financial Statements).

Results for our other non-utility activities for fiscal year 2006 reflect a net loss of $3.7 million, or $0.07 per share, as compared to a net loss of $2.4 million, or $0.05 per share, reported for fiscal year 2005. The net loss in fiscal year 2005 from other non-utility activities represented a $7.2 million, or $0.15 per share, decrease from the net income of $4.8 million, or $0.10 per share, reported for fiscal year 2004. This decline was primarily due to an after-tax gain of $5.8 million, or $0.12 per share, realized in fiscal year 2004 from the Maritime sale.

  Other Income (Expenses)—Net

Other income (expenses)—net was income of $3.2 million, $2.3 million and $9.1 million for fiscal years 2006, 2005 and 2004, respectively. The significant decrease in income in fiscal year 2005 when compared to 2004 was principally due to the after-tax gain of $5.8 million realized in fiscal year 2004 from the Maritime sale.

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

  Interest Expense

Interest expense was $48.3 million for the fiscal year ended September 30, 2006, an increase of $5.0 million over fiscal year 2005. Fiscal year 2005 interest expense was $43.3 million, a decrease of $830,000 from the $44.1 million level for fiscal year 2004. Long-term debt primarily comprises unsecured MTNs issued solely by Washington Gas. The weighted average cost of MTNs was 6.15 percent, 6.27 percent and 6.46 percent at September 30, 2006, 2005 and 2004, respectively. The following table shows the components of the changes in interest expense between years.

Composition of Interest Expense Changes

	Increase/(Decrease)

(In millions)	2006 vs 2005	2005 vs 2004

Long-term debt	$(0.4)	$(0.8)
Short-term debt	4.1	0.5
Other (includes AFUDC*)	1.3	(0.5)

Total	$5.0	$(0.8)

* Represents Allowance for Funds Used During Construction.

The $5.0 million increase in WGL Holdings’ interest expense for fiscal year 2006 compared to fiscal year 2005 primarily reflects higher interest costs associated with short-term borrowings due to an increase of over 200 basis points in the weighted average cost of these borrowings, coupled with a higher average balance of short-term debt outstanding. Approximately two-thirds of the increase in short-term interest expense resulted from the higher short-term debt requirements of the non-utility operations. The year-over-year increase also reflects higher other interest expense primarily related to customer deposits and other miscellaneous items. Partially offsetting the increase in short-term and other interest expense were reduced interest costs on long-term debt due to a decrease in the embedded cost of these borrowings as a result of refinancing previously outstanding amounts, partially offset by a higher average balance of long-term debt outstanding.

The $830,000 decrease in WGL Holdings’ interest expense for fiscal year 2005 compared to fiscal year 2004 reflects reduced interest costs on long-term debt due to a decrease in the average balance of long-term debt outstanding. Interest expense on short-term debt rose, reflecting an increase of approximately 130 basis points in the weighted average cost of short-term debt, partially offset by a lower average balance of short-term debt outstanding. Fiscal year 2005 also reflects lower other interest expense due to an $882,000 loss recorded in fiscal year 2004 related to an interest-rate swap, partially offset by interest associated with other miscellaneous items.

  LIQUIDITY AND CAPITAL RESOURCES

  General Factors Affecting Liquidity

It is important for us to have access to short-term debt markets to maintain satisfactory liquidity to operate our businesses on a near-term basis. Acquisition of natural gas, electricity, pipeline capacity, and the need to finance accounts receivable and storage gas inventory are our most significant short-term financing requirements. The need for long-term capital is driven primarily by capital expenditures and maturities of long-term debt.

Significant swings can take place in the level of short-term debt we require due primarily to changes in the price and volume of natural gas and electricity purchased to satisfy customer demand, and also due to seasonal cash collections on accounts receivable. Back-up financing to our commercial paper programs in the form of revolving credit agreements enables us to maintain access to short-term debt markets. Our ability to obtain such financing depends on our credit ratings, which are greatly affected by our financial performance. Also potentially affecting access to short-term debt capital is the liquidity of financial markets, as well as the nature of any restrictions that might be placed upon us, such as ratings triggers or a requirement to provide creditors with additional credit support in the event of a determination of insufficient creditworthiness.

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

The ability to procure sufficient levels of long-term capital at reasonable costs is determined by the level of our capital expenditure requirements, our financial performance and the effect of these factors on our credit ratings and investment alternatives available to investors.

We have a capital structure goal to maintain our common equity ratio in the mid-50 percent range of total consolidated capital. The level of this ratio varies during the fiscal year due to the seasonal nature of our business. This seasonality is also evident in the variability of our short-term debt balances, which are typically higher in the fall and winter months, and substantially lower in the spring when a significant portion of our current assets is converted into cash at the end of the winter heating season. Accomplishing this capital structure objective and maintaining sufficient cash flow are necessary to maintain attractive credit ratings for WGL Holdings and Washington Gas, and to allow access to capital at reasonable costs. As of September 30, 2006, total consolidated capitalization, including current maturities of long-term debt and excluding notes payable, comprised 58.1 percent common equity, 1.8 percent preferred stock and 40.1 percent long-term debt. Our cash flow requirements and our ability to provide satisfactory resources to satisfy those requirements are primarily influenced by the activities of Washington Gas and, to a lesser extent, the non-utility operations.

We believe we have sufficient liquidity to satisfy our financial obligations. At September 30, 2006, we did not have any restrictions on our cash balances that would affect the payment of common or preferred stock dividends by WGL Holdings or Washington Gas.

  Short-Term Cash Requirements and Related Financing

Washington Gas’ business is weather sensitive and seasonal, causing short-term cash requirements to vary significantly during the year. Over 75 percent of the total therms delivered in Washington Gas’ service area (excluding deliveries to two electric generation facilities) occur during the first and second fiscal quarters. Accordingly, Washington Gas typically generates more net income in the first six months of the fiscal year than it does for the entire fiscal year. During the first six months of our fiscal year, Washington Gas generates large sales volumes, and its cash requirements peak when accounts receivable, unbilled revenues and storage gas inventories are at their highest levels. During the last six months of our fiscal year, after the winter heating season, Washington Gas will typically experience a seasonal net loss due to reduced demand for natural gas. During this period, many of Washington Gas’ assets are converted into cash, which Washington Gas generally uses to reduce and sometimes eliminate short-term debt and to acquire storage gas for the next heating season.

Our retail energy-marketing subsidiary, WGEServices, has seasonal short-term cash requirements resulting from its need to purchase storage gas inventory in advance of the winter period in which the storage gas is sold. In addition, WGEServices must continually pay its suppliers of natural gas and electricity before it collects its accounts receivable balances resulting from these sales. WGEServices derives its funding to finance these activities from short-term debt issued by WGL Holdings.

Both Washington Gas and the retail energy-marketing segment maintain storage gas inventory. WGEServices maintains storage gas inventory that is assigned to it by natural gas utilities such as Washington Gas. Storage gas inventories represent gas purchased from producers and stored in facilities owned by third parties. Washington Gas and the retail energy-marketing segment generally pay for storage gas between heating seasons and withdraw it during the heating season. Significant variations in storage gas balances between years may occur, and are caused by the price paid to producers and marketers, which is a function of market fluctuations in the price of natural gas and changing requirements for storage volumes. For Washington Gas, such costs become a component of the cost of gas recovered from customers when volumes are withdrawn from storage. In addition, Washington Gas is able to specifically earn and recover its pre-tax cost of capital related to the varying level of the storage gas inventory balance it carries in each of the three jurisdictions in which it operates. For WGEServices, the cost of storage gas inventory is a component of its expected gas cost considered in making competitive contract offers to its customers.

Variations in the timing of collections of gas costs under Washington Gas’ gas cost recovery mechanisms and the level of refunds from pipeline companies that will be returned to customers can significantly affect short-term cash requirements. Washington Gas had a $2.5 million and a $4.4 million net over-collection of gas costs at September 30, 2006 and 2005, respectively. The over-collection in both fiscal years stemmed primarily from an excess of gas costs recovered from customers over gas costs paid to suppliers. Generally, Washington Gas includes the amounts under-collected and over-collected in the captions “Gas costs and other regulatory assets” and “Gas costs and other regulatory liabilities,” respectively, in its balance sheets as current assets and current liabilities. Amounts under- or over-collected that are generated during the current business cycle are reflected as a regulatory asset or liability until September 1 of each year, at which time the accumulated amount is transferred to gas costs due from/to customers as

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

appropriate. Most of the current balance will be returned to, or collected from, customers in fiscal year 2007. At September 30, 2006 and 2005, refunds received from pipelines and to be returned to Washington Gas’ customers were not material.

WGL Holdings and Washington Gas utilize short-term debt in the form of commercial paper or unsecured short-term bank loans to fund seasonal requirements. Our policy is to maintain back-up bank credit facilities in an amount equal to or greater than our expected maximum commercial paper position. As of September 30, 2006, WGL Holdings and Washington Gas each have revolving credit agreements with a group of commercial banks that expire on September 30, 2010. The credit facility for WGL Holdings permits it to borrow up to $275 million, and further permits us to request prior to September 30, 2009, and the banks to approve, an additional line of credit of $50 million above the original credit limit, for a maximum potential total of $325 million. The credit facility for Washington Gas permits it to borrow up to $225 million, and further permits Washington Gas to request prior to September 30, 2009, and the banks to approve, an additional line of credit of $100 million above the original credit limit, for a maximum potential total of $325 million. There were no outstanding borrowings under these credit facilities at September 30, 2006 or 2005.

At September 30, 2006 and 2005, WGL Holdings and its subsidiaries had outstanding notes payable in the form of commercial paper, of $177.4 million and $40.9 million, respectively. Of the outstanding notes payable balance at September 30, 2006, $104.6 million and $72.8 million was commercial paper issued by WGL Holdings and Washington Gas, respectively. Of the outstanding notes payable balance at September 30, 2005, $30.5 million and $10.4 million was commercial paper issued by WGL Holdings and Washington Gas, respectively.

As a result of market concerns about the sufficiency of the supply of natural gas and other factors during the winter of 2005-2006, the price of the natural gas commodity paid by our customers rose sharply from levels experienced during the 2004-2005 winter heating season. During fiscal year 2006, higher gas costs increased customers’ bills dramatically. Higher natural gas prices increased the difficulty of customers to pay their bills in a timely manner. Higher gas costs were a major cause of the need for WGL Holdings and Washington Gas to finance a higher level of accounts receivable than in prior years. Higher natural gas prices, combined with greater volumes, also increased our storage gas inventory balance. During the fiscal year ended September 30, 2006, we incurred higher short-term debt levels and greater short-term debt costs to finance the increased receivables and storage gas inventory caused by these circumstances. We also have incurred a higher level of uncollectible accounts expenses. The relationship between gas costs and short-term debt costs is likely to continue in the future.

  Long-Term Cash Requirements and Related Financing

Our long-term cash requirements primarily depend upon the level of capital expenditures, long-term debt maturities and decisions to refinance long-term debt. Historically, we have devoted the majority of our capital expenditures to adding new Washington Gas customers in its existing service area. However, as a result of recent operating issues in Prince George’s County, Maryland, that are described later in Management’s Discussion, we forecast a greater level of replacement capital expenditures through fiscal year 2008 (refer to the section entitled “Capital Expenditures” ).

At September 30, 2006, Washington Gas had the capacity, under a shelf registration that was declared effective by the SEC on June 8, 2006, to issue up to $300.0 million of MTNs. On June 14, 2006, Washington Gas executed a Distribution Agreement with certain financial institutions for the issuance and sale of debt securities covered by the shelf registration statement.

On June 23, 2006, the Maryland General Assembly enacted legislation which addresses electric industry restructuring issues in Maryland and other issues for all public utilities. Effective July 1, 2007, the legislation requires that all public utilities operating in Maryland, including Washington Gas, obtain approval from the PSC of MD before issuing stock, bonds, securities, notes, or other debt with a maturity greater than 12 months. We plan to request from the PSC of MD all necessary approvals relating to financing authorizations in order to maintain continuing access to financial markets.

Fiscal Year 2006 Activity.  On January 18, 2006, Washington Gas issued $25.0 million of 5.17 percent MTNs due January 18, 2016, and $25.0 million of 5.70 percent MTNs due January 18, 2036. In conjunction with the issuance of the 5.17 percent MTNs, Washington Gas received $182,000 associated with the settlement of a forward-starting swap that had a notional principal amount of $25.0 million. Similarly, in conjunction with the issuance of the 5.70 percent MTNs, Washington Gas received $104,000 associated with the settlement of a forward-starting swap that had a notional principal amount of $25.0 million (refer to the section entitled “Market Risk—Interest-Rate Risk” ). The effective cost of the newly-issued debt, after considering the amount received related to the two forward-starting swaps and amortization of discounts related to the debt issuances, is 5.16 percent

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

for the MTNs due 2016 and 5.72 percent for the MTNs due 2036. On February 15, 2006, Washington Gas used the combined cash proceeds from these debt issuances to retire $50.0 million of 6.15 percent MTNs through its exercise of call options.

On March 22, 2006, Washington Gas issued $25.0 million of 5.78 percent MTNs due March 15, 2036. In conjunction with this issuance, Washington Gas received $303,000 associated with the settlement of a forward-starting swap that had a notional principal amount of $25.0 million (refer to the section entitled “Market Risk—Interest-Rate Risk” ). Additionally, on March 22, 2006, Washington Gas paid $26.0 million, plus accrued interest, to retire $25.0 million of 7.31 percent MTNs that were due on October 30, 2007, by exercising a make-whole call feature that required Washington Gas to pay to the debt holder a call premium of $958,000 for redeeming the debt prior to its stated maturity date. This premium was recorded as a regulatory asset, and is being amortized in accordance with regulatory accounting requirements. The effective cost of the newly-issued debt, after considering the amount received related to the forward-starting swap, the amount paid related to the make-whole call premium and discounts related to the debt issuance, is 6.03 percent.

Fiscal Year 2005 Activity.  During the fiscal year ended September 30, 2005, Washington Gas retired a total of $60.5 million of MTNs. On March 7, 2005, Washington Gas, through exercise of a call option, retired $20.0 million of MTNs. The MTNs redeemed were $10.0 million of 7.76 percent MTNs and $10.0 million of 7.75 percent MTNs that had a nominal maturity date in March 2025. On June 9, 2005, Washington Gas, through exercise of a call option, retired $20.0 million of 6.50 percent MTNs that had a nominal maturity date in June 2025. Additionally, on June 20, 2005, Washington Gas retired $20.5 million of 7.45 percent MTNs that matured on the same date. Washington Gas paid the applicable accrued interest on each debt retirement date.

In August 2005, Washington Gas replaced the retired debt, as discussed above, with $60.5 million of newly issued MTNs. On August 9, 2005, Washington Gas issued $20.0 million of 4.83 percent MTNs due August 2015 to replace the MTNs retired on March 7, 2005. On August 11, 2005, Washington Gas issued $40.5 million of 5.44 percent MTNs due August 2025 to replace the MTNs retired in June 2005. Concurrent with the issuance of the $20.0 million of 4.83 percent MTNs, Washington Gas paid $364,000 associated with the settlement of a forward-starting swap that had a notional principal amount of $20.0 million. Similarly, concurrent with the issuance of the $40.5 million of 5.44 percent MTNs, Washington Gas paid $2.2 million associated with the settlement of a forward-starting swap that had a notional principal amount of $40.5 million (refer to the section entitled “Market Risk—Interest-Rate Risk”). The effective cost of the newly-issued debt, after considering the amount paid related to the two forward-starting swaps, is 5.15 percent and 5.98 percent for the $20.0 million and $40.5 million debt issuances, respectively.

  Security Ratings

The table below reflects the current credit ratings for the outstanding debt instruments of WGL Holdings and Washington Gas. Changes in credit ratings may affect WGL Holdings’ and Washington Gas’ cost of short-term and long-term debt and their access to the capital markets. Credit ratings can change at any time.

Credit Ratings for Outstanding Debt Instruments

	WGL Holdings		Washington Gas
	Unsecured		Unsecured
	Medium-Term Notes	Commercial	Medium-Term	Commercial
Rating Service	(Indicative)(a)	Paper	Notes	Paper

Fitch Ratings	A+	F1	AA-	F1+
Moody’s Investors Service	Not Rated	Not Prime	A2	P-1
Standard & Poor’s Ratings Services(b)	AA−	A-1	AA−	A-1

(a)	Indicates the ratings that may be applicable if WGL Holdings were to issue unsecured MTNs.
(b)	This agency has held a negative outlook on the long-term debt ratings of WGL Holdings and Washington Gas since July 2, 2004.

  Ratings Triggers and Certain Debt Covenants

WGL Holdings and Washington Gas pay facility fees on their credit facilities based on the long-term debt ratings of Washington Gas. In the event the long-term debt of Washington Gas is downgraded below certain levels, WGL Holdings and Washington Gas would be required to pay higher facility fees. There are five different levels of fees. The credit facility for WGL Holdings defines its

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

applicable fee level as one level below the level applicable to Washington Gas. Under the terms of the credit facilities, the lowest level facility fee is six basis points and the highest is ten basis points.

Under the terms of the credit facilities, the ratio of consolidated indebtedness to consolidated total capitalization can not exceed 0.65 to 1.0 (65.0 percent). In addition, WGL Holdings and Washington Gas are required to inform lenders of changes in corporate existence, financial conditions, litigation and environmental warranties that might have a material adverse effect. The failure to inform the lenders’ agent of changes in these areas deemed material in nature might constitute default under the agreement. A default, if not remedied, may lead to a suspension of further loans and/or acceleration in which obligations become immediately due and payable. At September 30, 2006, we were in compliance with all of the covenants under our revolving credit facilities.

For certain of Washington Gas’ natural gas purchase and pipeline capacity agreements, if the long-term debt of Washington Gas is downgraded to or below the lower of a BBB rating by Standard & Poor’s Ratings Services or a Baa2 rating by Moody’s Investors Service, or if Washington Gas is deemed by a counterparty not to be creditworthy, then the counterparty may withhold service or deliveries, or may require additional credit support.

WGL Holdings has guaranteed payments for certain purchases of natural gas and electricity on behalf of WGEServices (refer to “Contractual Obligations, Off-balance Sheet Arrangements and Other Commercial Commitments” for a further discussion of these guarantees). If WGL Holdings is assigned a credit rating below BBB- by Standard & Poor’s Ratings Services or Baa3 by Moody’s Investors Service, WGEServices would be required to provide additional credit support.

  Cash Flows Provided by Operating Activities

The primary drivers for our operating cash flows are cash payments received from gas customers, offset by our payments for gas costs, operation and maintenance expenses, taxes and interest costs. Although long-term interest rates remain relatively low and we have been able to take advantage of refinancing certain of our long-term debt at lower interest rates, interest expense for fiscal year 2006 reflects the effect of a rise in short-term interest rates.

Net cash provided by operating activities totaled $85.7 million, $232.5 million and $237.7 million for fiscal years 2006, 2005 and 2004, respectively. Net cash provided by operating activities includes net income applicable to common stock, as adjusted for non-cash earnings and charges, as well as changes in working capital. Certain changes in working capital from September 30, 2005 to September 30, 2006 are described below.

•	Accounts receivable and unbilled revenues increased $32.0 million from September 30, 2005, primarily reflecting an increase in receivables associated with both electric and natural gas sales of WGEServices. The increase in electricity receivables is due to a significant increase in both the number of customers and retail sales prices of electricity, while the increased natural gas receivables reflects higher retail natural gas sales prices.

•	Storage gas inventory levels increased $43.1 million from September 30, 2005 due to higher natural gas prices and increased storage capacity to accommodate the requirements for the 2006-2007 winter heating season.

•	Deferred purchased gas costs—net increased $23.6 million, representing a regulatory asset of $12.0 million at September 30, 2006 compared to a regulatory liability of $11.6 million at September 30, 2005. This increase is due primarily to fair value losses in 2006 associated with certain of Washington Gas’ contracts for the purchase and sale of natural gas, as compared to fair value gains recognized in fiscal year 2005.

During fiscal years 2005 and 2004, storage gas inventory rose $35.3 million and $53.0 million, respectively, due to higher natural gas costs and increased storage capacity. Accounts payable and other accrued liabilities increased $20.8 million and $36.7 million during fiscal years 2005 and 2004, respectively, largely to fund higher natural gas and electricity purchases. During fiscal year 2005, customer deposits and advance payments increased $37.7 million from September 30, 2004 due to a revised credit policy requiring security deposits from new customers of Washington Gas, and the receipt of a security deposit held from an electricity supplier of WGEServices. The deposits at Washington Gas are reported as current liabilities, and may be refunded to the depositor-customer at various times throughout the year based on the customer’s payment habits. At the same time, other customers make new deposits that enable the balance of customer deposits to remain relatively steady.

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

  Cash Flows Provided by (Used in) Financing Activities

Cash flows provided by financing activities totaled $75.0 million for fiscal year 2006, and cash flows used in financing activities totaled $119.2 million and $132.6 million for fiscal years 2005 and 2004, respectively. During fiscal year 2006, we increased our notes payable by a net amount of $136.5 million due to increased working capital requirements. This increase in notes payable was partially offset by common stock dividend payments totaling $65.3 million. Additionally during fiscal year 2006, we refinanced $75.0 million of long-term debt with cash proceeds from the issuance of lower-cost, long-term debt (refer to the section entitled “Long-Term Cash Requirements and Related Financing” ).

Cash flows used in financing activities during fiscal year 2005 reflect a $54.8 million net decrease in notes payable, coupled with common stock dividend payments totaling $64.0 million. Additionally during fiscal year 2005, we refinanced $60.5 million of long-term debt with proceeds from the issuance of lower-cost, long-term debt. During fiscal year 2004, cash flows used in financing activities reflect a $71.0 million net decrease in notes payable, coupled with common stock dividend payments totaling $62.7 million. Additionally during fiscal year 2004, we refinanced $36.0 million of long-term debt with proceeds from the issuance of $37.0 million of lower-cost, long-term debt.

The following table reflects the issuances and retirements of long-term debt that occurred during fiscal years 2006, 2005 and 2004 (also refer to Note 6 of the Notes to Consolidated Financial Statements).

Long-Term Debt Activity

	2006		2005		2004

(In millions)	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount

Medium-term notes Issued	5.17 – 5.78%	$75.0	4.83 – 5.44%	$60.5	4.88%	$37.0
Retired	6.15 – 7.31%	(75.0)	6.50 – 7.76%	(60.5)	6.95%	(36.0)
Other financing Issued(a)	4.76 – 5.61%	5.7	8.00%	0.1	6.75%	0.8
Retired(b)	5.61%	(2.7)	5.99 – 8.00%	(16.5)	–	–
Other activity	–	(0.1)	–	(0.1)	–	(0.1)

Total		$2.9		$(16.5)		$1.7

(a)	Includes the non-cash issuance of a $3.0 million note used to finance capital expenditures for fiscal year 2006.
(b)	Includes the non-cash extinguishment of project debt financing of $2.7 million and $16.4 million for fiscal years 2006 and 2005, respectively.

  Cash Flows Used in Investing Activities

Net cash flows used in investing activities totaled $161.2 million, $115.0 million and $102.9 million during fiscal years 2006, 2005 and 2004, respectively. In fiscal years 2006, 2005 and 2004, $156.4 million, $111.1 million and $107.9 million, respectively, of cash was utilized for capital expenditures made on behalf of Washington Gas. Additionally, fiscal year 2004 included cash proceeds of $6.4 million (pre-tax) received from the Maritime sale.

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

  Capital Expenditures

The following table depicts our actual capital expenditures for fiscal years 2004, 2005 and 2006, and projected capital expenditures for fiscal years 2007 through 2011. Our capital expenditure program includes investments to extend service to new areas, and to ensure safe, reliable and improved service.

Capital Expenditures

	Actual			Projected
(In millions)	2004	2005	2006	2007	2008	2009	2010	2011	Total

New business	$67.5	$58.2	$48.7	$54.8	$57.0	$56.9	$67.3	$61.6	$297.6
Replacements
Rehabilitation project	–	8.2	47.8	47.2	40.8	–	–	–	88.0
Other	24.9	22.5	22.7	20.9	20.5	29.9	27.2	26.6	125.1
LNG storage facility	–	1.5	5.8	1.1	1.5	44.5	60.0	20.0	127.1
Other	20.9	33.7	36.5	34.5	39.0	33.2	22.1	20.1	148.9

Total–accrual basis(a)	113.3	124.1	161.5	158.5	158.8	164.5	176.6	128.3	786.7
Non-cash adjustments	(4.9)	(11.3)	(1.7)	–	–	–	–	–	–

Total–cash basis	$108.4	$112.8	$159.8	$158.5	$158.8	$164.5	$176.6	$128.3	$786.7

(a)	Excludes Allowance for Funds Used During Construction. Includes capital expenditures accrued and capital expenditure adjustments recorded in the fiscal year.

The 2007 to 2011 projected periods include $297.6 million for continued growth to serve new customers, and $213.1 million primarily related to the replacement and betterment of existing capacity. In connection with a rehabilitation project in Prince George’s County, Maryland, a total of $56.0 million was expended in fiscal years 2005 and 2006, and up to $88.0 million is projected to be expended between fiscal years 2007 through 2008, representing a total of $144.0 million. As explained in the section entitled ‘‘Contractual Obligations, Off-Balance Sheet Arrangements and Other Commercial Commitments—Operating Issues in Prince George’s County, Maryland,” the amount that will be expended on this rehabilitation project could be reduced depending upon the outcome of procedures and testing being performed on facilities in a portion of Prince George’s County, Maryland.

Projected expenditures also reflect $148.9 million of other expenditures, which include general plant. Additionally, the projected period contains capital expenditures to construct a necessary, new source of peak day capacity within the boundaries of the natural gas distribution system to support customer growth and pressure requirements on the entire natural gas distribution system. Specifically, these estimated expenditures are expected to be used to construct a one billion cubic foot LNG storage facility on the land used for former storage facilities by Washington Gas in Chillum, Maryland. This new storage facility is currently estimated to cost a total of $148.6 million, of which $127.1 million is included in the Projected Capital Expenditures table as costs that are expected to be incurred between fiscal years 2007 through 2011. The constructed facility is currently expected to be completed and in service by the 2011-2012 winter heating season. This represents a delay from the originally planned completion date, which was expected by the 2008-2009 winter heating season, due to zoning and other legal challenges. On November 8, 2006, the District Council of Prince George’s County issued a final decision denying Washington Gas’ application related to its proposed construction of the LNG peaking plant. The District Council held that current zoning restrictions prohibit such construction. Washington Gas appealed this decision to the Prince George’s County Circuit Court on November 22, 2006. Until such time when these legal challenges are resolved and the LNG plant is built, Washington Gas has planned for alternative sources of supply to meet its customers’ peak day requirements. These planned alternatives include the acquisition of additional interstate pipeline capacity, in combination with investments by Washington Gas to upgrade the infrastructure of its transmission and distribution system. Capital expenditures related to the planned infrastructure improvements are expected to be completed by fiscal year 2011, and are reflected in the above table for the projected periods shown. This plan is expected to provide for sufficient sources of natural gas to meet our customers’ peak day demand requirements until the new LNG storage facility is constructed and in service.

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

CONTRACTUAL OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS AND OTHER COMMERCIAL COMMITMENTS

Contractual Obligations

WGL Holdings and Washington Gas have certain contractual obligations that extend beyond fiscal year 2006. These commitments include long-term debt, lease obligations and unconditional purchase obligations for pipeline capacity, transportation and storage services, and certain natural gas and electricity commodity commitments. The estimated obligations as of September 30, 2006 for future fiscal years are shown below.

Estimated Contractual Obligations and Commercial Commitments

	Years Ended September 30,

(In millions)	Total	2007	2008	2009	2010	2011	Thereafter

Pipeline and storage contracts(a)	$1,415.1	$141.5	$146.5	$129.9	$123.1	$110.1	$764.0
Medium-term notes(b)	634.1	60.0	20.1	75.0	32.5	30.0	416.5
Other long-term debt(b)	3.2	1.0	1.1	1.1	–	–	–
Interest expense(c)	394.2	37.9	35.0	31.7	28.0	25.1	236.5
Gas purchase commitments–Washington Gas(d)	652.0	336.3	92.3	89.8	87.5	46.1	–
Gas purchase commitments–WGEServices(e)	756.4	540.3	160.7	46.5	8.9	–	–
Electric purchase commitments(f)	289.9	206.0	59.7	14.6	6.9	2.7	–
Operating leases	42.7	4.6	4.5	4.2	3.0	3.0	23.4
Other long-term commitments(g)	29.6	12.7	8.5	4.4	1.5	1.4	1.1

Total	$4,217.2	$1,340.3	$528.4	$397.2	$291.4	$218.4	$1,441.5

(a)	Represents minimum payments under natural gas transportation, storage and peaking contracts which have expiration dates through fiscal year 2028. These contracts were entered into based on current estimates of growth of the Washington Gas system, together with current expectations of the timing and extent of unbundling initiatives in the Washington Gas service territory. Additionally, includes minimum payments for WGEServices pipeline contracts.
(b)	Represents scheduled repayment of principal including the assumed exercise of a put option by the debt holders of $60.0 million in 2007 and $8.5 million in 2010.
(c)	Represents the scheduled interest payments associated with MTNs and other long-term debt.
(d)	Includes short-term gas purchase commitments to purchase fixed volumes of natural gas under Washington Gas’ regulatory-approved hedging program, as well as long-term gas purchase commitments that contain fixed volume purchase requirements. Commitment amounts are estimated based on both forecasted market prices and fixed premiums for minimum purchases under these purchase commitments.
(e)	Represents commitments based on a combination of market prices at September 30, 2006 and fixed price contract commitments for natural gas delivered to various city gate stations, including the cost of transportation to that point, which is bundled in the purchase price.
(f)	Represents electric purchase commitments which are based on existing fixed price and fixed volume contracts.
(g)	Includes certain Information Technology service contracts. Also includes committed payments related to certain environmental response costs.

The table above reflects fixed and variable obligations. Certain of these estimates reflect likely purchases under various contracts, and may differ from minimum future contractual commitments disclosed in Note 15 of the Notes to Consolidated Financial Statements.

When a customer selects an unregulated third-party marketer to provide natural gas supply, Washington Gas generally assigns pipeline and storage capacity to unregulated third-party marketers to deliver natural gas to Washington Gas’ city gate. In order to provide the gas commodity to customers who do not select an unregulated third-party marketer, Washington Gas has a commodity acquisition plan to acquire the natural gas supply to serve the customer. In connection with this energy acquisition plan, Washington Gas utilizes an Asset Manager to acquire a portion of the necessary supply to serve these customers. Washington Gas’ commitment to the Asset Manager, when implementing its option to purchase gas supply through April 30, 2007, is at a market price that is tied to various public indices for natural gas. The contract commitment is related to customer demand, there are no minimum bill commitments, and no amount is included in the table above for these contracts.

For commitments related to Washington Gas’ pension and post-retirement benefit plans, during fiscal year 2007, Washington Gas does not expect to make any contributions to its qualified, trusteed, non-contributory defined benefit pension plan covering all active and vested former employees of Washington Gas. On August 17, 2006, the Pension Protection Act of 2006 (the Act) was

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

signed into law. The Act, among other things, sets new funding requirements and new deduction limits for defined benefit pension plans. The new requirements will be phased in over time. The impact of this new legislation will be determined in the future based on how certain provisions are implemented through regulations and guidelines.

We expect to make payments totaling $1.3 million in fiscal year 2007 on behalf of participants in our non-funded Supplemental Executive Retirement Plan. We also expect to contribute $32.7 million to our health and life insurance benefit plans on behalf of retirees during fiscal year 2007. For a further discussion of our pension and post-retirement benefit plans, refer to Note 12 of the Notes to Consolidated Financial Statements.

     Financial Guarantees

WGL Holdings has guaranteed payments primarily for certain purchases of natural gas and electricity on behalf of the retail energy-marketing segment. At September 30, 2006, these guarantees totaled $327.8 million. Termination of these guarantees is coincident with the satisfaction of all obligations of WGEServices covered by the guarantees. WGL Holdings also issued guarantees totaling $4.0 million at September 30, 2006 that were made on behalf of certain of our non-utility subsidiaries associated with their banking transactions. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations imposed by the guarantees upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations that had been created under the guarantees prior to the effective date of the cancellation.

     Operating Issues in Prince George’s County, Maryland

On April 1, 2005, Washington Gas announced that it would address a significant increase in the number of natural gas leaks on its distribution system in a portion of Prince George’s County, Maryland. Washington Gas retained an engineering consulting firm to determine the reason for the increase in leaks in the affected area of Prince George’s County. Based on the work conducted to date by the consulting firm, there are several contributing factors to the higher leak rates of seals on couplings. However, in our opinion, the relevant factor that explains the higher incidence of leaks in the affected area of Prince George’s County is the change in the composition of gas resulting from a change in the gas supply arising from the reactivation of the Dominion Cove Point LNG terminal.

Given the increase in the number of natural gas leaks experienced in the affected area of Prince George’s County, Maryland in fiscal year 2005, Washington Gas announced in that year that it would replace gas service lines and rehabilitate gas mains that contain the applicable mechanical couplings in the affected area of the distribution system in Prince George’s County (rehabilitation project) with a projected date of completion by the end of December 2007. The original estimate of the cost of the rehabilitation project is $144 million. This cost estimate could differ materially from the actual costs incurred for the work associated with this project. Our planned capital expenditures for fiscal years 2007 through 2008 reflect the current cost estimate of the rehabilitation project.

Refer to the section entitled “Operating Issues in Prince George’s County, Maryland” under Item 1 of this report for a further discussion of this matter. Also refer to the section entitled “Liquidity and Capital Resources—Capital Expenditures” for a further discussion of the estimated costs associated with this project.

CREDIT RISK

     Regulated Utility Segment

Certain suppliers that sell natural gas to Washington Gas have either relatively low credit ratings or are not rated by major credit rating agencies. In the event of a supplier’s failure to deliver contracted volumes of gas, Washington Gas may need to replace those volumes at prevailing market prices, which may be higher than the original transaction prices, and pass these costs through to its sales customers under the purchased gas cost adjustment mechanisms (refer to the section entitled “Market Risk—Price Risk Related to the Regulated Utility Segment’’). To manage this supplier credit risk, Washington Gas screens suppliers’ creditworthiness and asks suppliers as necessary for financial assurances including, but not limited to, letters of credit and parental guarantees. During times of rising natural gas prices, Washington Gas has requested and received increased levels of financial assurance from its suppliers.

Washington Gas is also exposed to the risk of non-payment of utility bills by certain of its customers. To manage this customer credit risk, Washington Gas may require cash deposits from its high risk customers to cover payment of their bills. The deposits are held for varying periods of time, typically a minimum of one year and, as defined by regulatory tariffs, may be refunded if the customer makes satisfactory payments to Washington Gas during the holding period of the customer deposit. There are no

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

restrictions on Washington Gas’ use of these customer deposits. Washington Gas pays interest to its customers on these deposits in accordance with the requirements of its regulatory commissions.

     Retail Energy-Marketing Segment

Certain suppliers that sell natural gas or electricity to WGEServices have either relatively low credit ratings or are not rated by major credit rating agencies. Depending on the ability of these suppliers to deliver natural gas or electricity under existing contracts, WGEServices could be financially exposed for the difference between the price at which WGEServices has contracted to buy these commodities, and the replacement cost of these commodities that may need to be purchased. WGEServices has a wholesale supplier credit policy in place that is designed to mitigate wholesale credit risks through a requirement for credit enhancements. In accordance with this policy, WGEServices has obtained credit enhancements from certain of its suppliers. WGEServices continuously monitors the unsecured credit limits it will accept from certain suppliers or their guarantors.

MARKET RISK

We are exposed to various forms of market risk including commodity price risk, weather risk and interest-rate risk. The following discussion describes these risks and our management of them.

     Price Risk Related to the Regulated Utility Segment

Washington Gas actively manages its gas supply portfolio to balance its sales and delivery obligations. Washington Gas includes the cost of the natural gas commodity and pipeline services in the purchased gas costs that it includes in firm customers’ rates, as permitted by its jurisdictional tariffs and subject to regulatory review.

In order to mitigate commodity price risk for its firm customers, Washington Gas has specific regulatory approval in the District of Columbia, Maryland and Virginia to hedge transactions for a limited portion of its natural gas purchases. Three types of hedge instruments were approved for Washington Gas’ use: (i) forward gas purchases at a fixed price; (ii)  purchases of call options that effectively cap the cost of gas and (iii) a combination of call options purchased and put options sold that limits natural gas price exposure within a narrow band. While the regulatory approval for Virginia is permanent, the regulatory approvals in the District of Columbia and Maryland are pursuant to pilot programs, and Washington Gas is seeking to continue these programs. Certain of these contracts, as well as other contracts Washington Gas has entered into for the purchase or sale of natural gas, are required to be recorded at fair value (refer to Note 7 of the Notes to Consolidated Financial Statements for a discussion of the accounting for these derivative instruments). Such contracts had a net fair value loss of $490,000 at September 30, 2006, and a net fair value gain of $18.2 million at September 30, 2005. Of the September 30, 2006 net fair value loss, $14.4 million represented a fair value loss that was recorded on the balance sheet as a payable, with a corresponding $14.0 million recorded as a regulatory asset and $381,000 recorded to expense during fiscal year 2006. This was partially offset by a $13.9 million fair value gain that was recorded as a receivable, with a corresponding $11.6 million recorded as a regulatory liability and $2.3 million recorded to income during fiscal year 2006. Of the September 30, 2005 net fair value gain, $19.9 million represented a fair value gain that was recorded on the balance sheet as a receivable, with a corresponding amount recorded as a regulatory liability. This was partially offset by a $1.7 million fair value loss that was recorded on the balance sheet as a payable, with a corresponding amount recorded as a regulatory asset. This accounting is in accordance with regulatory accounting requirements for recoverable or refundable costs.

Washington Gas also mitigates price risk by injecting natural gas into storage during the summer months when prices are generally lower and less volatile, and withdraws that gas during the winter heating season when prices are generally higher and more volatile. Pursuant to a pilot program, Washington Gas has specific regulatory approval in Maryland and Virginia to hedge the cost of natural gas purchased for storage injection.

     Price Risk Related to the Retail Energy-Marketing Segment

Our retail energy-marketing subsidiary, WGEServices, sells natural gas and electricity to retail customers at both fixed and indexed prices. We must manage daily and seasonal demand fluctuations for these products. The volume and price risks are evaluated and measured separately for natural gas and electricity.

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

WGEServices is exposed to market risk to the extent it does not closely match the timing and volume of natural gas and electricity it purchases with the related fixed price or indexed sales commitments. WGEServices’ risk management policies and procedures are designed to minimize these risks.

Natural Gas.  WGEServices faces risk in that over 50 percent of its annual natural gas sales volumes are subject to some variations in customer demand associated with fluctuations in weather and customer conservation. Purchases of natural gas to fulfill retail sales commitments are made generally under fixed-volume contracts that are based on normal weather assumptions. If there is a significant deviation from normal weather that causes purchase commitments to differ significantly from sales levels, WGEServices may be required to buy incremental natural gas or sell excess natural gas at prices that negatively impact gross margins. WGEServices manages this volumetric risk by using storage gas inventory and peaking services offered to marketers by the regulated utilities that provide delivery service for WGEServices’ customers. WGEServices may also manage price risk through the use of derivative instruments, including financial options contracts and wholesale supply contracts that provide for volumetric variability. WGEServices also uses derivative instruments to minimize the price volatility from retail sales contracts which provide customers flexibility on both the price and volumes of natural gas being sold. At September 30, 2006, all of WGEServices’ derivative instruments related to the purchase and sale of natural gas were recorded on our consolidated balance sheets at a net fair value gain of $386,000. This amount was comprised of a $3.3 million fair value gain that was recorded as a receivable, net of a $2.9 million fair value loss that was recorded as a payable. At September 30, 2005, our consolidated balance sheets reflected a fair value gain of $5.4 million related to these derivative instruments that was recorded as a receivable. In connection with these derivative instruments, WGEServices recorded a pre-tax loss of $4.5 million for the fiscal year ended September 30, 2006, and pre-tax gains of $3.8 million and $892,000 for the fiscal years ended September 30, 2005 and 2004, respectively.

Electricity.  WGEServices procures electricity supply under contract structures in which WGEServices assumes the responsibility of matching its customer requirements with its supply purchases. WGEServices assembles the various components of supply, including electric energy, capacity, ancillary services and transmission service from multiple suppliers to match its customer requirements in accordance with its risk management policy.

To the extent WGEServices has not matched its customer requirements with its supply purchases, it could be exposed to electricity commodity price risk. WGEServices’ electric business also is exposed to fluctuations in weather. Its purchases generally are made under fixed-volume contracts that are based on certain weather assumptions. If there are significant deviations in weather from these assumptions, WGEServices may incur price and volume variances that could negatively impact its expected gross margins.

For a small percentage of its electricity supply, WGEServices purchased full requirements services from wholesale electricity suppliers under master purchase and sale agreements, including electric energy, capacity and certain ancillary services, for resale to retail electric customers. On October 19, 2006, WGEServices terminated all remaining full requirements contracts and received a small termination settlement.

Value-At-Risk.  WGEServices measures the market risk of its energy commodity portfolio by determining its value-at-risk. Value-at-risk is an estimate of the maximum loss that can be expected at some level of probability if a portfolio is held for a given time period. The value-at-risk calculation for natural gas and electric portfolios include assumptions for normal weather, new customers and renewing customers for which supply commitments have been secured. Based on a 95 percent confidence interval for a one-day holding period, WGEServices’ value-at-risk at September 30, 2006 was approximately $569,000 and $579,000, related to its natural gas and electric portfolios, respectively.

     Weather Risk

We are exposed to various forms of weather risk in both our regulated utility and unregulated business segments. For Washington Gas, a large portion of its revenues is volume driven and its current rates are based upon an assumption of normal weather. Without weather protection strategies, variations from normal weather will cause our earnings to increase or decrease, depending on the weather pattern. Prior to October 1, 2005, we managed weather risk for all jurisdictions of Washington Gas with a weather insurance policy that expired on September 30, 2005. As discussed below, Washington Gas obtained ratemaking provisions in Maryland that are designed to moderate the volatility of its revenues and customers’ monthly bills due to variations in usage from factors such as weather and conservation. Washington Gas does not have similar ratemaking provisions in the District of Columbia or Virginia. Therefore, Washington Gas has relied on a weather insurance policy and a weather derivative, respectively, that are designed to provide full protection from the negative financial effects of warmer-than-normal weather in these jurisdictions, as discussed below. During the fiscal year ended September 30, 2006, Washington Gas recorded pre-tax benefits, net of premium costs, of $4.7 million

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

related to both its weather insurance in the District of Columbia and weather derivative in Virginia. This compares to $4.2 million of pre-tax premium expense recorded in both fiscal years ended September 30, 2005 and 2004 related to the expired weather insurance policy.

The financial results of our non-regulated energy-marketing business, WGEServices, are also affected by variations from normal weather in the winter relating to its natural gas sales, and in the summer relating to its electricity sales. WGEServices manages its weather risk related to its natural gas sales with, among other things, weather hedges, which are also discussed below in the section entitled “HDD Derivatives.”

Billing Adjustment Mechanism.  In August 2005, Washington Gas received approval from the PSC of MD to implement the RNA billing mechanism that is designed to stabilize the level of net revenues collected from Maryland customers by eliminating the effect of deviations in customer usage caused by variations in weather from normal levels and other factors such as conservation. The RNA became effective on October 1, 2005. On September 15, 2006, Washington Gas filed an application with the SCC of VA requesting, among other things, to implement an RNA billing mechanism in Virginia. A final order by the SCC of VA on this and all other requests included in the application is pending. Refer to the section entitled “Rates and Regulatory Matters” under Item 1 of this report for a further discussion of these regulatory matters.

Weather Insurance.  Prior to October 1, 2005, Washington Gas maintained a weather insurance policy covering all of its jurisdictions designed to cover 50 percent of the impact of warmer-than-normal weather on its financial results. The policy had a five-year term that expired on September 30, 2005. Effective October 1, 2005, Washington Gas purchased a new weather insurance policy designed to provide full protection from its exposure to warmer-than-normal weather in the District of Columbia. The new policy has a three-year term that expires on September 30, 2008.

The new policy covers Washington Gas’ estimated net revenue exposure in the District of Columbia to variations in HDDs, subject to a maximum annual payment to Washington Gas of $6.6 million (pre-tax) and cumulative maximum payments of $13.1 million (pre-tax) over the three-year policy period. Pre-tax income is provided in the amount of $12,600 for each HDD warmer-than-normal during each fiscal year subject to the limitations previously described. Other than the cost of the insurance, Washington Gas pays nothing if weather is colder than normal. The policy’s pre-tax average annual expense will be $1.9 million for fiscal years 2006 through 2008. This pre-tax expense is amortized based on the pattern of normal HDDs over the three-year policy period. No portion of the cost or benefit of this policy is considered in the regulatory process. Washington Gas recorded to income an accrued benefit, net of amortization expense of the related insurance premium, totaling $238,000 (pre-tax) for the fiscal year ended September 30, 2006 related to the new insurance policy in the District of Columbia. In October 2006, Washington Gas received a cash benefit of $1.3 million relating to this insurance policy.

HDD Derivatives.  On December 8, 2005, Washington Gas purchased an HDD derivative designed to provide full protection from warmer-than-normal weather in Virginia, providing Washington Gas with $24,600 for every HDD below 2,833 during the period December 18, 2005 through May 31, 2006. This derivative expired on May 31, 2006. In June 2006, Washington Gas received a cash benefit of $6.2 million relating to this derivative. The pre-tax expense of this derivative of $1.7 million was amortized over the pattern of normal HDDs over the 5 1/2-month term of the weather derivative. Washington Gas recorded to income a benefit, net of amortization expense of the related premium, totaling $4.4 million (pre-tax) related to the weather derivative for the fiscal year ended September 30, 2006.

On October 5, 2006, Washington Gas purchased a new HDD derivative designed to provide full protection from warmer-than-normal weather in Virginia during the upcoming 2006-2007 winter heating season. Washington Gas will receive $25,500 for every HDD below 3,735 during the period October 15, 2006 through April 30, 2007. The maximum amount that Washington Gas can receive under this arrangement is $9.4 million. The pre-tax expense of this derivative is $2.5 million, which is being amortized over the pattern of normal HDDs during the 6 1/2-month term of the weather derivative.

WGEServices utilizes HDD derivatives for managing weather risks related to its natural gas sales, and also for its program that allows customers to pay a fixed amount for their gas requirements regardless of the amount of gas consumed. These hedges cover a portion of WGEServices’ estimated net revenue exposure to variations in HDDs. For fiscal years 2006, 2005 and 2004, we recorded, including premium costs, pre-tax losses of $2.1 million, $246,000 and $114,000, respectively, related to these hedges.

     Interest-Rate Risk

We are exposed to interest-rate risk associated with our debt financing costs. Management of this risk is discussed below.

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Long-Term Debt.  At September 30, 2006, we had fixed-rate MTNs and other long-term debt aggregating $576.3 million in principal amount, excluding current maturities and unamortized discounts, and having a fair value of $593.4 million. Fair value is defined as the present value of the debt securities’ future cash flows discounted at interest rates that reflect market conditions as of September 30, 2006. While these are fixed-rate instruments and, therefore, do not expose us to the risk of earnings loss due to changes in market interest rates, they are subject to changes in fair value as market interest rates change. A total of $8.5 million, or approximately one percent, of Washington Gas’ outstanding MTNs, excluding current maturities, have unexpired put options. In addition, a total of $421.5 million, or approximately 73 percent, of Washington Gas’ outstanding MTNs, excluding current maturities, have make-whole call options, and no associated put options.

Using sensitivity analyses to measure this market risk exposure, we estimate that the fair value of our long-term debt would increase by approximately $25.8 million if interest rates were to decline by ten percent, or 61 basis points, from current market levels. We also estimate that the fair value of our long-term debt would decrease by approximately $23.8 million if interest rates were to increase by ten percent, or 61 basis points, from current market levels. In general, such an increase or decrease in fair value would impact earnings and cash flows only if Washington Gas were to reacquire all or a portion of these instruments in the open market prior to their maturity.

Derivative Instruments.  Washington Gas utilizes derivative instruments from time to time in order to minimize its exposure to the risk of interest-rate volatility. As discussed below, during fiscal years 2006 and 2005, Washington Gas entered into forward-starting swaps that were intended to mitigate a substantial portion of the risk of rising interest rates associated with anticipated future debt issuances.

In February 2006, Washington Gas entered into a forward-starting swap with a notional principal amount of $25.0 million. Washington Gas terminated this forward-starting swap in conjunction with the issuance of $25.0 million of MTNs on March 22, 2006, and received $303,000 associated with the settlement of this hedge agreement.

In July 2005, Washington Gas entered into two forward-starting swaps with an aggregate notional principal amount of $50.0 million. At September 30, 2005, these swaps had a fair value gain totaling $106,000. Washington Gas terminated the two forward-starting swaps in conjunction with the issuance of $50.0 million of MTNs on January 18, 2006, and received a total of $286,000 associated with the settlement of these hedge agreements.

In September 2004, Washington Gas entered into two forward-starting swaps with an aggregate notional principal amount of $60.5 million. In August 2005, Washington Gas terminated the two forward-starting swaps concurrent with the August 2005 issuances of MTNs totaling $60.5 million. Washington Gas paid a total of $2.6 million associated with the settlement of these hedge agreements.

Refer to the section entitled “Liquidity and Capital Resources—Long-Term Cash Requirements and Related Financing” for a further discussion of the debt transactions related to these derivatives. Also refer to Note 7 of the Notes to Consolidated Financial Statements for a further discussion of the accounting for these derivatives transactions.

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

RESULTS OF OPERATIONS

     Summary Results

Washington Gas’ net income applicable to its common stock was $84.5 million, $87.9 million and $95.3 million for the fiscal years ended September 30, 2006, 2005 and 2004, respectively. Net income for fiscal year 2006, when compared to fiscal year 2005, reflects higher expenses, including depreciation and amortization expense, interest expense and income taxes. Favorably affecting the earnings comparisons between fiscal years 2006 and 2005 were increased utility net revenues (utility revenues less the associated cost of gas and applicable revenue taxes). Net income for fiscal year 2005, when compared to fiscal year 2004, primarily reflects higher operation and maintenance expenses and increased general taxes and other assessments, partially mitigated by reduced depreciation and amortization expense and income taxes.

     Utility Net Revenues

We analyze Washington Gas’ financial performance based on its utility net revenues. As discussed below, Washington Gas includes the cost of the natural gas commodity and revenue taxes in its rates charged to customers. Both the cost of the natural gas commodity and revenue taxes are reflected in operating revenues. Accordingly, changes in the cost of natural gas and revenue taxes associated with sales made to customers have no direct effect on Washington Gas’ utility net revenues or net income. The following table presents utility net revenues for fiscal years ended September 30, 2006, 2005 and 2004.

Utility Net Revenues

	Years Ended September 30,

(In thousands)	2006	2005	2004

Operating revenues	$1,637,491	$1,402,905	$1,293,675
Less: Cost of gas	1,031,650	796,413	694,639
Revenue taxes	55,964	58,170	50,079

Utility net revenues	$549,877	$548,322	$548,957

Utility net revenues for Washington Gas were $549.9 million for fiscal year 2006, a slight improvement of $1.6 million over utility net revenues of $548.3 million for fiscal year 2005. Favorably contributing to the increase in utility net revenues was: (i) the addition of 19,811 active customer meters since the end of the prior fiscal year; (ii) increased revenues from recoverable carrying costs on a higher average balance of storage gas inventory; (iii) favorable adjustments related to Washington Gas’ annual reconciliation of lost-and-unaccounted-for gas and (iv) favorable adjustments related to the recovery of natural gas costs. Substantially offsetting the improvements in utility net revenues was the effect of a decline in total natural gas deliveries to firm customers due to factors such as customer conservation, as well as warmer weather in fiscal year 2006 when compared to fiscal year 2005. The financial effects of warmer-than-normal weather experienced in fiscal year 2006 were neutralized by the application of the regulatory RNA mechanism in Maryland, as well as other weather protection strategies implemented in Virginia and the District of Columbia. The net benefits derived from the weather protection strategies in Virginia and the District of Columbia for fiscal year 2006 are reflected in “Operation and maintenance” expense as discussed below. Utility net revenues for fiscal year 2006 were also affected by a charge of $4.6 million (pre-tax) recorded to “Utility cost of gas” related to a proposed regulatory order to disallow certain natural gas costs incurred by Washington Gas and billed to Maryland customers.

Utility net revenues were $548.3 million for fiscal year 2005 compared to $549.0 million for fiscal year 2004. This comparison primarily reflects lower natural gas deliveries to firm customers, despite the fact that weather was relatively unchanged in fiscal year 2005 when compared to fiscal year 2004. Favorably contributing to utility net revenues for fiscal year 2005 was the addition of 22,043 active customer meters, coupled with the favorable effect of changes in rates charged to customers that were implemented in Maryland on November 6, 2003 and the District of Columbia on November 24, 2003.

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Gas Deliveries, Weather and Meter Statistics

	Years Ended September 30,

	2006	2005	2004

Gas Sales and Deliveries (thousands of therms)
Firm
Gas sold and delivered	807,591	847,838	856,135
Gas delivered for others	403,812	434,099	454,549

Total firm	1,211,403	1,281,937	1,310,684

Interruptible
Gas sold and delivered	6,185	7,809	7,626
Gas delivered for others	251,003	279,924	268,483

Total interruptible	257,188	287,733	276,109

Electric generation—delivered for others	108,315	73,874	41,052

Total deliveries	1,576,906	1,643,544	1,627,845

Degree Days
Actual	3,710	4,023	4,024
Normal	3,807	3,798	3,792
Percent colder (warmer) than normal	(2.5)%	5.9%	6.1%
Active customer meters (end of period)	1,031,916	1,012,105	990,062
New customer meters added	24,693	26,682	29,438

Gas Service to Firm Customers.  The level of gas delivered to firm customers is highly sensitive to weather variability as a large portion of the natural gas delivered by Washington Gas is used for space heating. Washington Gas’ rates are based on normal weather. The tariffs in the Maryland jurisdiction also include the effects of the RNA mechanism that was implemented in Maryland on October 1, 2005 upon approval by the PSC of MD (refer to the section entitled “Jurisdictional Rates and Regulatory Matters—Maryland Jurisdiction’’ included under Item 1 of this report). The tariffs for the remaining two jurisdictions in which Washington Gas operates do not have a weather normalization mechanism. Nonetheless, the combination of declining block rates in the Maryland and Virginia jurisdictions and the existence of a fixed demand charge in all jurisdictions to collect a portion of revenues reduce the effect that variations from normal weather have on utility net revenues.

During the fiscal year ended September 30, 2006, total gas deliveries to firm customers were 1.211 billion therms, a decrease of 70.5 million therms, or 5.5 percent, in deliveries from fiscal year 2005. The decline in natural gas deliveries to firm customers reflects lower natural gas consumption by customers due to customer conservation. The decline in natural gas deliveries also was attributable to warmer weather in fiscal year 2006 than in the prior fiscal year. In relation to normal weather patterns, weather for fiscal year 2006 was 2.5 percent warmer than normal, as compared to 5.9 percent colder than normal for fiscal year 2005. Although the warmer weather in fiscal year 2006 reduced total natural gas deliveries, the effect on net income of warmer-than-normal weather experienced in fiscal year 2006 was neutralized by the application of the RNA mechanism in Maryland, weather insurance in the District of Columbia and a weather derivative in Virginia. (Refer to the section entitled “Weather Risk’’ included in Management’s Discussion for WGL Holdings for a further discussion of the weather protection strategies implemented in the District of Columbia and Virginia). Deliveries to Maryland customers represent approximately 40 percent of all therms delivered by Washington Gas.

During fiscal year 2005, firm therm deliveries decreased 28.7 million therms, or 2.2 percent, from fiscal year 2004 to 1.282 billion therms. The decrease in natural gas deliveries to firm customers occurred even though HDDs were relatively unchanged from fiscal year 2004. The decrease in natural gas deliveries was due, in part, to warmer weather experienced primarily during the second quarter of fiscal year 2005, the most significant period of Washington Gas’ winter heating season. Washington Gas also experienced lower than expected natural gas deliveries during other periods within fiscal year 2005 that occurred because the increase in HDDs did not correlate highly with the change in the volume of gas delivered during those periods.

Many customers choose to buy the natural gas commodity from unregulated third-party marketers, rather than purchase the natural gas commodity and delivery service from Washington Gas on a “bundled” basis. Natural gas delivered to firm customers but purchased from unregulated third-party marketers represented 33.3 percent of total firm therms delivered during fiscal year 2006, compared to 33.9 percent and 34.7 percent delivered during fiscal years 2005 and 2004, respectively. On a per unit basis, Washington

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Gas earns the same net revenues from delivering gas for others as it earns from bundled gas sales in which customers purchase both the natural gas commodity and the associated delivery service from Washington Gas. Therefore, Washington Gas does not experience any loss in utility net revenues when customers choose to purchase the natural gas commodity from an unregulated third-party marketer.

Gas Service to Interruptible Customers.  Washington Gas must curtail or interrupt service to this class of customer when the demand by firm customers exceeds specified levels. Therm deliveries to interruptible customers decreased by 30.5 million therms, or 10.6 percent, in fiscal year 2006 compared to fiscal year 2005 primarily due to customers’ use of alternative fuels as a result of higher natural gas prices. Therm deliveries to these customers increased by 11.6 million therms, or 4.2 percent, in fiscal year 2005 over fiscal year 2004, reflecting less curtailment of interruptible service due to warmer weather.

The effect on net income of any changes in delivered volumes and prices to interruptible customers is limited by margin-sharing arrangements that are included in Washington Gas’ rate designs in the District of Columbia and, to a much smaller extent, in Virginia. In the District of Columbia, Washington Gas shares a majority of the margins earned on interruptible gas sales and deliveries with firm customers after a gross margin threshold is reached. A portion of the fixed costs for servicing interruptible customers is collected through the firm customers’ rate design. In the Virginia jurisdiction, rates for customers using interruptible delivery service are based on a traditional cost of service approach, and Washington Gas retains all revenues from interruptible delivery service. Effective October 1, 2005, pursuant to implementing the Maryland RNA, rates for interruptible customers in Maryland are based on a traditional cost of service approach, and Washington Gas retains a defined amount above a pre-approved margin threshold level.

Gas Service for Electric Generation.  Washington Gas sells and/or delivers natural gas for use at two electric generation facilities in Maryland that are each owned by companies independent of WGL Holdings. During fiscal year 2006, deliveries to these customers increased 46.6 percent over fiscal year 2005, and increased 80.0 percent in fiscal year 2005 over fiscal year 2004. These increases reflect the increased use by these customers of natural gas rather than alternative fuels. Washington Gas shares with firm customers a significant majority of the margins earned from natural gas deliveries to these customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not materially affect either net revenues or net income.

     Cost of Gas

Washington Gas’ cost of natural gas includes both fixed and variable components. Washington Gas pays fixed costs or “demand charges” to pipeline companies for system capacity needed to transport and store natural gas. Washington Gas pays variable costs, or the cost of the natural gas commodity itself, to natural gas producers. Variations in the utility’s cost of gas expense result from changes in gas sales volumes, the price of the gas purchased and the level of gas costs collected through the operation of firm gas cost recovery mechanisms. Under these regulated recovery mechanisms, Washington Gas records cost of gas expense equal to the cost of gas recovered from customers and included in revenues. The difference between the firm gas costs paid and the gas costs recovered from customers is deferred on the balance sheet as an amount to be collected from or refunded to customers in future periods. Therefore, increases or decreases in the cost of gas associated with sales made to firm customers have no direct effect on Washington Gas’ utility net revenues and net income. Changes in the cost of gas can cause significant variations in Washington Gas’ cash provided by or used in operating activities. Washington Gas receives from or pays to its customers in the District of Columbia and Virginia, at short-term interest rates, carrying costs associated with under- or over-collected gas costs recovered from its customers.

The commodity costs of gas invoiced to Washington Gas (excluding the cost and related volumes applicable to sales made outside of the utility’s service territory, referred to as off-system sales) were $1.10, $0.72 and $0.61 per therm for fiscal years 2006, 2005 and 2004, respectively. The higher gas costs in fiscal years 2006 and 2005 reflect increased price volatility in the wholesale market. This volatility intensified during the 2005-2006 winter heating season as a result of natural gas supply disruptions caused by hurricanes in the Gulf Coast region. Increased gas costs for fiscal year 2005 also reflect higher commodity gas prices associated with greater demand that resulted from colder-than-normal weather during that year. Increased gas costs generally will result in higher short-term debt levels and greater short-term interest costs to finance higher accounts receivables and storage gas inventory balances, as well as result in higher uncollectible accounts expenses.

     Revenue Taxes

Revenue taxes, comprised principally of gross receipts taxes, decreased by $2.2 million in fiscal year 2006, and increased $8.1 million in fiscal year 2005. Changes in revenue taxes are impacted by changes in the volume of gas sold and delivered and the cost of the natural gas commodity. The decline in revenue taxes for fiscal year 2006 was attributable to a decline in volumes of gas sold and delivered, and to a change in the method of computation. In December 2005, the District of Columbia changed its method of tax

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

computation from a percent of revenue computation to a volume based computation. The increase in revenue taxes for fiscal year 2005 is principally due to an increase in tax rates charged to customers in Maryland. Washington Gas is allowed recovery of these amounts from its customers and, therefore, these increased fees do not affect total utility net revenues.

     Utility Operating Expenses

Operation and Maintenance Expenses.  Operation and maintenance expenses decreased $5.1 million, or 2.1 percent, from fiscal year 2005 to fiscal year 2006, and increased $11.3 million, or 4.9 percent, from fiscal year 2004 to fiscal year 2005.

The following table summarizes the major factors that contributed to the changes in operation and maintenance expenses.

Composition of Operation and Maintenance Expense Changes

	Increase/(Decrease)

(In millions)	2006 vs 2005	2005 vs 2004

Weather insurance and derivative benefits—net	$(8.9)	$–
Labor and incentive plans	1.7	4.2
Employee severance	(0.1)	(2.3)
Employee benefits	(1.7)	6.9
Uncollectible accounts	1.6	2.2
Information technology costs	1.8	1.2
Other non-labor operating expenses	0.5	(0.9)

Total	$(5.1)	$11.3

In fiscal year 2006, Washington Gas managed weather risk for the District of Columbia and Virginia with a weather insurance policy and weather derivative, respectively. Prior to fiscal year 2006, Washington Gas utilized a weather insurance policy, which expired on September 30, 2005, to manage weather risk for all three jurisdictions. Operation and maintenance expenses for fiscal year 2006, reflect a benefit of $4.7 million (pre-tax) from the proceeds of the new weather insurance and derivative products, net of premium costs, as compared to fiscal year 2005 which reflect a premium cost of $4.2 million (pre-tax) associated with the expired insurance policy. There was no change in the annual premium cost for fiscal year 2005 from fiscal year 2004.

Expenses related to labor and incentive plans increased $1.7 million in fiscal year 2006, and increased $4.2 million in fiscal year 2005. The increase in this expense for fiscal year 2006 relative to 2005 was due primarily to increased costs associated with equity-based compensation awards that were recorded pursuant to a new accounting standard that became effective on October 1, 2005 (refer to Note 1 of the Notes to Consolidated Financial Statements). The increase in these expenses in fiscal year 2005 relative to 2004 was due primarily to increased costs related to employee base pay and performance-based incentive awards, coupled with increased costs related to overtime incurred in connection with response to issues that arose in a portion of Washington Gas’ distribution system in Prince George’s County, Maryland such as special leak surveys, emergency response site visits and repairs. Fiscal year 2005 also benefited $2.3 million from reduced employee severance costs that were incurred in fiscal year 2004 related to operational efficiencies.

The $1.7 million decrease in employee benefits expenses in fiscal year 2006 when compared to 2005 was largely related to lower post-retirement benefit costs. The $6.9 million increase in these expenses in fiscal year 2005 when compared to 2004 largely reflects $10.0 million of increased post-retirement benefit costs, partially offset by a cost reduction of $3.1 million associated with a Medicare prescription drug subsidy (refer to Note 12 of the Notes to Consolidated Financial Statements).

The $1.6 million and $2.2 million increase in the provision for uncollectible accounts for fiscal years 2006 and 2005, respectively, were primarily attributable to increased revenues associated with higher natural gas prices. Operation and maintenance expenses for fiscal years 2006 and 2005 also reflect increased information technology costs of $1.8 million and $1.2 million, respectively, and other miscellaneous non-labor operating expenses.

Depreciation and Amortization.  Depreciation and amortization expense for fiscal year 2006 was $92.0 million, an increase of $2.8 million, or 3.2 percent, over fiscal year 2005. The year-over-year increase is attributable, in part, to a reversal in fiscal year 2005 of $1.0 million of depreciation expense that was previously recorded in fiscal year 2004 related to the performance of an earnings test required by a December 18, 2003 Final Order of the SCC of VA (refer to Note 15 of the Notes to Consolidated Financial Statements). The remainder of the year-over-year increase reflects increased investment in property, plant and equipment.

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Depreciation and amortization expense for fiscal year 2005 fell to $89.1 million, a decrease of $1.7 million, or 1.8 percent, from fiscal year 2004. The lower expense is attributable, in part, to the $1.0 million reversal of depreciation expense in fiscal year 2005 that was previously recorded in fiscal year 2004 related to the SCC of VA earnings test. The decline in this expense in fiscal year 2005, when compared to 2004, is also due to the inclusion in fiscal year 2004 of depreciation expense of $3.5 million (pre-tax) that was recorded in connection with the 2003 Virginia rate order. Washington Gas’ composite depreciation and amortization rate was 3.44 percent for fiscal years 2006, and 3.48 for fiscal years 2005 and 2004.

General Taxes and Other Assessments.  General taxes and other assessments decreased by $1.8 million in fiscal year 2006 compared to 2005, and increased by $12.2 million in fiscal year 2005 compared to 2004. General taxes and other assessments, as reported on Washington Gas’ Statements of Income, include revenue taxes which decreased $2.2 million in fiscal year 2006 when compared to fiscal year 2005, and increased $8.1 million in fiscal year 2005 over 2004. As discussed above, we analyze revenue taxes as a component of utility net revenues. After considering the $8.1 million increase in revenue taxes for fiscal year 2005, the remaining $4.1 million increase in general taxes and other assessments for fiscal year 2005 was attributable to a sales and use tax that was newly assessed in Virginia, as well as increased real and personal property taxes in Maryland and other miscellaneous items.

     Interest Expense

The explanations for changes in Washington Gas’ interest expense are substantially the same as the explanations included in the Management’s Discussion of WGL Holdings. Those explanations are incorporated by reference into this discussion.

     Income Taxes

Income taxes increased $4.5 million in fiscal year 2006 when compared to 2005 primarily due to a combination of higher pre-tax income, coupled with a favorable tax adjustment of $2.5 million that benefited the prior fiscal year and thereby resulted in a comparably higher effective tax rate for fiscal year 2006. Income taxes decreased $6.2 million in fiscal year 2005 relative to 2004 primarily due to a combination of lower pre-tax income and a lower effective income tax rate. The lower effective income tax rate in fiscal year 2005 was primarily attributable to the $2.5 million favorable tax adjustment recorded in fiscal year 2005, coupled with increased non-taxable benefits associated with the Medicare prescription drug subsidy.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and capital resources for Washington Gas are substantially the same as the liquidity and capital resources discussion included in the Management’s Discussion of WGL Holdings (except for certain items and transactions that pertain to WGL Holdings and its unregulated subsidiaries). Those explanations are incorporated by reference into this discussion.

REGULATORY MATTERS

The effects of regulatory decisions issued in fiscal years 2006 and 2005 have contributed favorably to Washington Gas’ overall operating results. The operating results of Washington Gas reflect certain accounting adjustments necessitated by regulatory decisions.

Washington Gas determines its requests to modify existing rates based on the level of net investment in plant and equipment, operating expenses and the need to earn a just and reasonable return on invested capital. Over the last five years, Washington Gas has actively filed for rate relief in all of its jurisdictions to reflect the underlying cost of providing utility service. On September 15, 2006, Washington Gas filed an application with the SCC of VA to increase its annual utility net revenues in Virginia. This rate application is pending a Final Order by the SCC of VA (refer to “Jurisdictional Rates and Regulatory Matters—Virginia Jurisdiction’’ under Item 1 of this report). The following table summarizes major rate applications and results.

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (concluded)

Summary of Major Rate Increase Applications and Results

				Test Year
	Application	Effective		12 Months	Increase in Annual					Allowed
Jurisdiction	Filed	Date		Ended	Revenues (Millions)					Rate of Return

					Requested		Granted			Overall		Equity

District of Columbia	02/07/03	11/24/03		09/30/02	$18.8	9.7%	$5.4	(a)	2.8%	8.42%		10.60%
District of Columbia	06/19/01	04/09/03		12/31/00	16.3	6.8%	(5.4)		(2.2)%	8.83%		10.60%
District of Columbia	01/14/94	08/01/94		09/30/93	17.3	9.0%	6.4		3.4%	–	(b)	–	(b)

Maryland	03/31/03	11/06/03		12/31/02	27.2	6.8%	2.9		0.7%	8.61%		10.75%
Maryland	03/28/02	09/30/02		12/31/01	31.4	9.3%	9.3		2.8%	–	(b)	–	(b)
Maryland	06/01/94	12/01/94		03/31/94	17.6	5.7%	7.4		2.4%	9.79	%(c)	11.50	%(c)

Virginia	01/27/04	10/04/04		06/30/03	19.6	4.7%	–	(e)	– (e)	8.44%		10.50%
Virginia	06/14/02	11/12/02	(d)	12/31/01	23.8	6.6%	9.9		2.7%	8.44%		10.50%
Virginia	04/29/94	09/27/94		12/31/93	15.7	6.4%	6.8		2.7%	9.72%		11.50%

(a)	The revenue increase includes a reduction for the effect of a $6.5 million lower level of pension and other post-retirement benefit costs that had been previously deferred on the balance sheet of Washington Gas as a regulatory liability. This deferral mechanism ensures that the variation in these annual costs, when compared to the levels collected from customers, does not affect net income. Additionally, the $5.4 million annual revenue increase includes an $800,000 per year increase in certain expenses that are also subject to the regulatory deferral mechanism treatment. Accordingly, the total annual effect of the Final Order on Washington Gas’ pre-tax income results in an annual increase of $11.1 million.
(b)	Application was settled without stipulating the return on common equity.
(c)	Rates were implemented as a result of a settlement agreement. The return on equity indicated in the Final Order of 11.50 percent was not utilized to establish rates.
(d)	New depreciation rates effective January 1, 2002. New base rates went into effect subject to refund on November 12, 2002. Final Order released on December 18, 2003.
(e)	Rate increases went into effect, subject to refund, on February 26, 2004 under an expedited rate application. On September 27, 2004, a Final Order was issued approving a proposed Stipulation filed by Washington Gas and other participants to resolve all issues related to this expedited rate case. Under the approved Stipulation, Washington Gas adjusted its billing rates commencing October 4, 2004 to reflect the level of annual revenues as determined in the previous Final Order issued on December 18, 2003 and noted in (d) above.

Refer to the section entitled “Rates and Regulatory Matters” under Item 1 of this report and Note 15 of the Notes to Consolidated Financial Statements for a further discussion of Washington Gas’ regulatory activities and related contingencies.

POTENTIAL BUSINESS OUTSOURCING

On July 11, 2006, we informed our employees that Washington Gas will evaluate proposals for possible business outsourcing portions of certain business functions. This evaluation follows our strategic objective of achieving improvements in the performance of Washington Gas’ business and builds on our commitment to provide safe, reliable gas delivery service to our customers at a reasonable cost. The issuance of Requests for Proposals does not commit Washington Gas to outsource any functions, and follow-up action will be determined after completing a thorough evaluation of the proposals. However, if Washington Gas does ultimately outsource certain functions, it will do so with the intent of providing improved performance and reducing certain expenses. The timing and amount of any expense savings that may be realized and any costs that are incurred to achieve those savings, if outsourcing occurs, can not be determined at this time.

WGL Holdings, Inc.
Washington Gas Light Company
Part II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following issues related to our market risks are included under Item 7 of this report and are incorporated by reference into this discussion.

•	Price Risk Related to the Regulated Utility Segment

•	Price Risk Related to the Retail Energy-Marketing Segment

•	Weather Risk

•	Interest-Rate Risk

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WGL Holdings, Inc.
Consolidated Statements of Income
Part II
Item 8. Financial Statements and Supplementary Data

	Years Ended September 30,

(In thousands, except per share data)	2006	2005	2004

OPERATING REVENUES
Utility	$1,622,510	$1,379,390	$1,267,948
Non-utility	1,015,373	783,953	798,495

Total Operating Revenues	2,637,883	2,163,343	2,066,443

OPERATING EXPENSES
Utility cost of gas	1,016,669	772,898	668,968
Non-utility cost of energy-related sales	971,560	713,522	751,272
Operation and maintenance	258,022	262,575	258,136
Depreciation and amortization	93,055	90,135	91,792
General taxes and other assessments	96,187	113,048	98,156

Total Operating Expenses	2,435,493	1,952,178	1,868,324

OPERATING INCOME	202,390	211,165	198,119
Other Income (Expenses)—Net	3,241	2,291	9,108
Interest Expense
Interest on long-term debt	40,634	41,049	41,822
Other—net	7,670	2,254	2,311

Total Interest Expense	48,304	43,303	44,133
Dividends on Washington Gas preferred stock	1,320	1,320	1,320

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	156,007	168,833	161,774
INCOME TAXES	61,313	62,761	62,179

INCOME FROM CONTINUING OPERATIONS	94,694	106,072	99,595
Loss from discontinued operations, net of income tax benefit	(7,116)	(2,579)	(2,958)

NET INCOME (APPLICABLE TO COMMON STOCK)	$87,578	$103,493	$96,637

AVERAGE COMMON SHARES OUTSTANDING
Basic	48,773	48,688	48,640
Diluted	48,905	49,008	48,847

EARNINGS PER AVERAGE COMMON SHARE
Basic
Income from continuing operations	$1.94	$2.18	$2.05
Loss from discontinued operations	(0.14)	(0.05)	(0.06)

Basic earnings per average common share	$1.80	$2.13	$1.99

Diluted
Income from continuing operations	$1.94	$2.16	$2.04
Loss from discontinued operations	(0.15)	(0.05)	(0.06)

Diluted earnings per average common share	$1.79	$2.11	$1.98

DIVIDENDS DECLARED PER COMMON SHARE	$1.3450	$1.3225	$1.2950

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Balance Sheets
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	September 30,

(In thousands)	2006	2005

ASSETS
Property, Plant and Equipment
At original cost	$2,949,951	$2,779,878
Accumulated depreciation and amortization	(882,056)	(810,862)

Net property, plant and equipment	2,067,895	1,969,016

Current Assets
Cash and cash equivalents	4,350	4,842
Receivables
Accounts receivable	154,443	135,980
Gas costs and other regulatory assets	14,609	9,711
Unbilled revenues	46,557	32,181
Allowance for doubtful accounts	(17,676)	(16,835)

Net receivables	197,933	161,037

Materials and supplies—principally at average cost	18,302	16,823
Storage gas—at cost (first-in, first-out)	296,061	252,925
Deferred income taxes	11,360	13,778
Other prepayments—principally taxes	12,208	10,677
Other	21,808	11,680
Current assets of discontinued operations	–	9,679

Total current assets	562,022	481,441

Deferred Charges and Other Assets
Regulatory assets
Gas costs	11,950	–
Other	65,330	64,236
Prepaid qualified pension benefits	76,245	75,965
Other	7,964	9,756
Other assets of discontinued operations	–	667

Total deferred charges and other assets	161,489	150,624

Total Assets	$2,791,406	$2,601,081

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders’ equity	$921,807	$893,992
Washington Gas Light Company preferred stock	28,173	28,173
Long-term debt	576,139	584,150

Total capitalization	1,526,119	1,506,315

Current Liabilities
Current maturities of long-term debt	60,994	50,122
Notes payable	177,376	40,876
Accounts payable and other accrued liabilities	208,501	203,315
Wages payable	13,761	13,375
Accrued interest	3,298	2,919
Dividends declared	16,826	16,524
Customer deposits and advance payments	49,595	52,173
Gas costs and other regulatory liabilities	14,212	14,103
Accrued taxes	8,963	13,688
Other	7,316	1,622
Current liabilities of discontinued operations	–	3,210

Total current liabilities	560,842	411,927

Deferred Credits
Unamortized investment tax credits	13,151	14,047
Deferred income taxes	295,718	292,273
Accrued pensions and benefits	44,173	41,011
Asset retirement obligations	27,362	–
Regulatory liabilities
Accrued asset removal costs	268,922	272,124
Gas costs	–	11,600
Other	17,235	15,983
Other	37,884	35,402
Other liabilities of discontinued operations	–	399

Total deferred credits	704,445	682,839

Commitments and Contingencies (Note 15)

Total Capitalization and Liabilities	$2,791,406	$2,601,081

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Cash Flows
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	Years Ended September 30,

(In thousands)	2006	2005	2004

OPERATING ACTIVITIES
Net income (applicable to common stock)	$87,578	$103,493	$96,637
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Loss from discontinued operations, net of income tax benefit	7,116	2,579	2,958
Depreciation and amortization:
Per Consolidated Statements of Income	93,055	90,135	91,792
Charged to other accounts	3,788	4,319	4,339
Deferred income taxes—net	9,667	7,674	28,387
Amortization of investment tax credits	(896)	(897)	(897)
Accrued/deferred pension cost	(1,501)	(4,988)	(5,213)
Earnings from sale of carried interest in real estate	–	–	(6,414)
Impairment of commercial HVAC goodwill	–	912	870
Other non-cash charges (credits)—net	3,999	3,149	1,769
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and unbilled revenues—net	(31,998)	589	11,853
Gas costs and other regulatory assets/liabilities—net	(4,789)	676	7,531
Storage gas	(43,136)	(35,295)	(53,033)
Other prepayments—principally taxes	(1,531)	1,243	14,414
Accounts payable and other accrued liabilities	2,212	20,808	36,699
Wages payable	386	(3,438)	1,112
Customer deposits and advance payments	(2,578)	37,723	3,404
Accrued taxes	(4,725)	(2,939)	7,928
Accrued interest	379	138	(246)
Deferred purchased gas costs—net	(23,550)	27,698	(5,608)
Other current assets	(11,607)	(9,879)	93
Other current liabilities	5,694	465	(339)
Other—net	(756)	(8,572)	2,844

Net Cash Provided by Operating Activities of Continuing Operations	86,807	235,593	240,880
Net Cash Used in Operating Activities of Discontinued Operations	(1,100)	(3,095)	(3,212)

Net Cash Provided by Operating Activities	85,707	232,498	237,668

FINANCING ACTIVITIES
Common stock issued	2,851	567	50
Long-term debt issued	77,692	60,593	37,800
Long-term debt retired	(75,136)	(60,665)	(36,109)
Debt issuance costs	(796)	(453)	(879)
Notes payable issued (retired)—net	136,500	(54,758)	(71,028)
Dividends on common stock	(65,338)	(64,024)	(62,746)
Other financing activities—net	(757)	(429)	389

Net Cash Provided by (Used in) Financing Activities of Continuing Operations	75,016	(119,169)	(132,523)
Net Cash Used in Financing Activities of Discontinued Operations	–	(37)	(79)

Net Cash Provided by (Used in) Financing Activities	75,016	(119,206)	(132,602)

INVESTING ACTIVITIES
Capital expenditures (excluding Allowance for Funds Used During Construction)	(159,757)	(112,768)	(108,388)
Net proceeds from sale of carried interest in real estate	–	–	6,414
Other investing activities—net	(2,179)	(2,025)	(821)

Net Cash Used in Investing Activities of Continuing Operations	(161,936)	(114,793)	(102,795)
Net Cash Provided by (Used in) Investing Activities of Discontinued Operations	721	(244)	(154)

Net Cash Used in Investing Activities	(161,215)	(115,037)	(102,949)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(492)	(1,745)	2,117
Cash and Cash Equivalents at Beginning of Year	4,842	6,587	4,470

Cash and Cash Equivalents at End of Year	$4,350	$4,842	$6,587

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$58,848	$57,322	$22,073
Interest paid	$47,215	$42,031	$43,355
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Extinguishment of project debt financing	$2,692	$16,447	$–
Capital expenditures included in accounts payable and other accrued liabilities	$(1,243)	$5,551	$4,897
Note used to finance capital expenditures	$2,982	$–	$–

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Capitalization
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	September 30,

(In thousands, except shares)	2006		2005

Common Shareholders’ Equity
Common stock, no par value, 120,000,000 shares authorized, 48,878,499 and 48,704,340 shares issued, respectively	$477,671		$472,974
Paid-in capital	8,178		6,142
Retained earnings	440,587		418,649
Accumulated other comprehensive loss, net of taxes	(4,629)		(3,773)

Total Common Shareholders’ Equity	921,807	60.4%	893,992	59.3%

Preferred Stock
WGL Holdings, Inc., without par value, 3,000,000 shares authorized, none issued	–		–
Washington Gas Light Company, without par value, 1,500,000 shares authorized—issued and outstanding:
$4.80 series, 150,000 shares	15,000		15,000
$4.25 series, 70,600 shares	7,173		7,173
$5.00 series, 60,000 shares	6,000		6,000

Total Preferred Stock	28,173	1.8%	28,173	1.9%

Long-Term Debt
Washington Gas Light Company Unsecured Medium-Term Notes
Due fiscal year 2008, 6.51% to 6.61%	20,100		20,100
Due fiscal year 2008, 7.31%	–		25,000
Due fiscal year 2009, 5.49% to 6.92%	75,000		75,000
Due fiscal year 2010, 7.50% to 7.70%	24,000		24,000
Due fiscal year 2011, 6.64%	30,000		30,000
Due fiscal year 2012, 5.90% to 6.05%	77,000		77,000
Due fiscal year 2014, 4.88% to 5.17%	67,000		67,000
Due fiscal year 2015, 4.83%	20,000		20,000
Due fiscal year 2016, 5.17%	25,000		–
Due fiscal year 2023, 6.65%	20,000		20,000
Due fiscal year 2025, 5.44%	40,500		40,500
Due fiscal year 2026, 6.15%	–		50,000
Due fiscal year 2027, 6.40% to 6.82%	125,000		125,000
Due fiscal year 2028, 6.57% to 6.85%	52,000		52,000
Due fiscal year 2030, 7.50%	8,500		8,500
Due fiscal year 2036, 5.70% to 5.78%	50,000		–

Total Unsecured Medium-Term Notes	634,100		634,100
Other long-term debt	3,235		227
Unamortized discount	(202)		(55)
Less—current maturities	60,994		50,122

Total Long-Term Debt	576,139	37.8%	584,150	38.8%

Total Capitalization	$1,526,119	100.0%	$1,506,315	100.0%

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Common Shareholders’ Equity
Part II
Item 8. Financial Statements and Supplementary Data (continued)

						Accumulated
						Other
						Comprehensive
	Common Stock Issued		Paid-In	Retained	Deferred	Loss, Net of	Treasury
(In thousands, except shares)	Shares	Amount	Capital	Earnings	Compensation	Taxes	Stock	Total

Balance at September 30, 2003	48,650,635	$471,497	$2,582	$345,927	$(32)	$(716)	$(1,040)	$818,218
Net income	–	–	–	96,637	–	–	–	96,637
Minimum pension liability adjustment	–	–	–	–	–	(753)	–	(753)

Comprehensive income								95,884
Stock-based compensation	1,872	50	1,207	–	27	–	1,040	2,324
Dividends declared on common stock ($1.2950 per share)	–	–	–	(63,002)	–	–	–	(63,002)

Balance at September 30, 2004	48,652,507	471,547	3,789	379,562	(5)	(1,469)	–	853,424
Net income	–	–	–	103,493	–	–	–	103,493
Minimum pension liability adjustment	–	–	–	–	–	(2,304)	–	(2,304)

Comprehensive income								101,189
Stock-based compensation	51,833	1,427	2,353	–	5	–	–	3,785
Dividends declared on common stock ($1.3225 per share)	–	–	–	(64,406)	–	–	–	(64,406)

Balance at September 30, 2005	48,704,340	472,974	6,142	418,649	–	(3,773)	–	893,992
Net income	–	–	–	87,578	–	–	–	87,578
Minimum pension liability adjustment	–	–	–	–	–	(856)	–	(856)

Comprehensive income								86,722
Stock-based compensation	174,159	4,697	2,036	–	–	–	–	6,733
Dividends declared on common stock ($1.345 per share)	–	–	–	(65,640)	–	–	–	(65,640)

Balance at September 30, 2006	48,878,499	$477,671	$8,178	$440,587	$–	$(4,629)	$–	$921,807

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Income
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	Years Ended September 30,

(In thousands)	2006	2005	2004

OPERATING REVENUES
Utility	$1,637,491	$1,402,905	$1,293,675
Non-utility	632	1,269	1,523

Total Operating Revenues	1,638,123	1,404,174	1,295,198

OPERATING EXPENSES
Utility cost of gas	1,031,650	796,413	694,639
Operation and maintenance	238,086	243,139	231,861
Depreciation and amortization	91,962	89,140	90,809
General taxes and other assessments	96,523	98,358	86,200

Total Operating Expenses	1,458,221	1,227,050	1,103,509

OPERATING INCOME	179,902	177,124	191,689
Other Income (Expenses)—Net	1,855	1,082	1,586
Interest Expense
Interest on long-term debt	40,622	41,049	41,822
Other—net	3,392	551	1,319

Total Interest Expense	44,014	41,600	43,141

INCOME BEFORE INCOME TAXES	137,743	136,606	150,134
INCOME TAXES	51,902	47,393	53,544

NET INCOME (BEFORE PREFERRED STOCK DIVIDENDS)	85,841	89,213	96,590
Dividends on preferred stock	1,320	1,320	1,320

NET INCOME (APPLICABLE TO COMMON STOCK)	$84,521	$87,893	$95,270

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Balance Sheets
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	September 30,

(In thousands)	2006	2005

ASSETS
Property, Plant and Equipment
At original cost	$2,920,552	$2,756,638
Accumulated depreciation and amortization	(864,310)	(794,286)

Net property, plant and equipment	2,056,242	1,962,352

Current Assets
Cash and cash equivalents	4,086	3,054
Receivables
Accounts receivable	55,757	77,117
Gas costs and other regulatory assets	14,609	9,711
Unbilled revenues	18,337	16,476
Allowance for doubtful accounts	(16,543)	(14,981)

Net receivables	72,160	88,323

Materials and supplies—principally at average cost	18,302	16,823
Storage gas—at cost (first-in, first-out)	217,242	194,104
Deferred income taxes	11,313	12,957
Other prepayments—principally taxes	11,395	11,059
Receivables from associated companies	1,140	8,131
Other	10,560	106

Total current assets	346,198	334,557

Deferred Charges and Other Assets
Regulatory assets
Gas costs	11,950	–
Other	64,833	64,236
Prepaid qualified pension benefits	75,865	75,586
Other	7,899	9,404

Total deferred charges and other assets	160,547	149,226

Total Assets	$2,562,987	$2,446,135

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$857,353	$835,757
Preferred stock	28,173	28,173
Long-term debt	574,139	584,150

Total capitalization	1,459,665	1,448,080

Current Liabilities
Current maturities of long-term debt	60,000	50,122
Notes payable	72,775	10,409
Accounts payable and other accrued liabilities	137,505	149,706
Wages payable	13,533	13,196
Accrued interest	3,298	2,919
Dividends declared	16,826	16,524
Customer deposits and advance payments	49,495	33,880
Gas costs and other regulatory liabilities	14,212	14,103
Accrued taxes	8,676	10,261
Payables to associated companies	17,332	18,598
Other	5,163	281

Total current liabilities	398,815	319,999

Deferred Credits
Unamortized investment tax credits	13,140	14,033
Deferred income taxes	297,213	290,375
Accrued pensions and benefits	44,082	40,916
Asset retirement obligations	26,554	–
Regulatory liabilities
Accrued asset removal costs	268,922	272,124
Gas costs	–	11,600
Other	17,205	15,946
Other	37,391	33,062

Total deferred credits	704,507	678,056

Commitments and Contingencies (Note 15)

Total Capitalization and Liabilities	$2,562,987	$2,446,135

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Cash Flows
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	Years Ended September 30,

(In thousands)	2006	2005	2004

OPERATING ACTIVITIES
Net income (before preferred stock dividends)	$85,841	$89,213	$96,590
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization:
Per Statements of Income	91,962	89,140	90,809
Charged to other accounts	3,765	4,319	4,339
Deferred income taxes—net	12,295	2,764	30,364
Amortization of investment tax credits	(893)	(893)	(892)
Accrued/deferred pension cost	(1,509)	(4,977)	(5,198)
Other non-cash charges (credits)—net	3,687	2,872	1,769
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable, unbilled revenues and receivables from associated companies—net	28,052	(15,624)	(1,910)
Gas costs and other regulatory assets/liabilities—net	(4,789)	676	7,531
Storage gas	(23,138)	(28,908)	(40,780)
Other prepayments—principally taxes	(336)	(1,416)	9,340
Accounts payable and other accrued liabilities, including payables to associated companies	(16,982)	20,707	21,039
Wages payable	337	(3,518)	1,091
Customer deposits and advance payments	15,615	19,430	3,404
Accrued taxes	(1,585)	(3,161)	6,996
Accrued interest	379	138	(246)
Deferred purchased gas costs—net	(23,550)	27,698	(5,608)
Other current assets	(11,933)	(1,755)	(2,243)
Other current liabilities	4,882	(341)	(874)
Other—net	757	(8,997)	2,490

Net Cash Provided by Operating Activities	162,857	187,367	218,011

FINANCING ACTIVITIES
Long-term debt issued	77,692	60,593	37,800
Long-term debt retired	(75,136)	(60,665)	(36,109)
Debt issuance costs	(796)	(453)	(879)
Notes payable issued (retired)—net	62,366	(8,290)	(46,527)
Dividends on common stock and preferred stock	(66,658)	(65,343)	(64,065)
Other financing activities—net	(757)	(430)	(270)

Net Cash Used in Financing Activities	(3,289)	(74,588)	(110,050)

INVESTING ACTIVITIES
Capital expenditures (excluding Allowance for Funds Used During Construction)	(156,357)	(111,098)	(107,861)
Other investing activities—net	(2,179)	(2,025)	(821)

Net Cash Used in Investing Activities	(158,536)	(113,123)	(108,682)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,032	(344)	(721)
Cash and Cash Equivalents at Beginning of Year	3,054	3,398	4,119

Cash and Cash Equivalents at End of Year	$4,086	$3,054	$3,398

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$42,803	$48,449	$16,665
Interest paid	$42,937	$40,181	$42,352
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Extinguishment of project debt financing	$2,692	$16,447	$–
Capital expenditures included in accounts payable and other accrued liabilities	$(702)	$5,042	$4,964

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Capitalization
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	September 30,

(In thousands, except shares)	2006		2005

Common Shareholder’s Equity
Common stock, $1 par value, 80,000,000 shares authorized, 46,479,536 shares issued	$46,479		$46,479
Paid-in capital	458,907		455,336
Retained earnings	356,596		337,715
Accumulated other comprehensive loss, net of taxes	(4,629)		(3,773)

Total Common Shareholder’s Equity	857,353	58.7%	835,757	57.7%

Preferred Stock
Washington Gas Light Company, without par value, 1,500,000 shares authorized—issued and outstanding:
$4.80 series, 150,000 shares	15,000		15,000
$4.25 series, 70,600 shares	7,173		7,173
$5.00 series, 60,000 shares	6,000		6,000

Total Preferred Stock	28,173	1.9%	28,173	2.0%

Long-Term Debt
Washington Gas Light Company Unsecured Medium-Term Notes
Due fiscal year 2008, 6.51% to 6.61%	20,100		20,100
Due fiscal year 2008, 7.31%	–		25,000
Due fiscal year 2009, 5.49% to 6.92%	75,000		75,000
Due fiscal year 2010, 7.50% to 7.70%	24,000		24,000
Due fiscal year 2011, 6.64%	30,000		30,000
Due fiscal year 2012, 5.90% to 6.05%	77,000		77,000
Due fiscal year 2014, 4.88% to 5.17%	67,000		67,000
Due fiscal year 2015, 4.83%	20,000		20,000
Due fiscal year 2016, 5.17%	25,000		–
Due fiscal year 2023, 6.65%	20,000		20,000
Due fiscal year 2025, 5.44%	40,500		40,500
Due fiscal year 2026, 6.15%	–		50,000
Due fiscal year 2027, 6.40% to 6.82%	125,000		125,000
Due fiscal year 2028, 6.57% to 6.85%	52,000		52,000
Due fiscal year 2030, 7.50%	8,500		8,500
Due fiscal year 2036, 5.70% to 5.78%	50,000		–

Total Unsecured Medium-Term Notes	634,100		634,100
Other long-term debt	91		227
Unamortized discount	(52)		(55)
Less—current maturities	60,000		50,122

Total Long-Term Debt	574,139	39.4%	584,150	40.3%

Total Capitalization	$1,459,665	100.0%	$1,448,080	100.0%

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Common Shareholder’s Equity
Part II
Item 8. Financial Statements and Supplementary Data (continued)

						Accumulated
						Other
	Common Stock					Comprehensive
	Issued		Paid-In	Retained	Deferred	Loss, Net of
(In thousands, except shares)	Shares	Amount	Capital	Earnings	Compensation	Taxes	Total

Balance at September 30, 2003	46,479,536	$46,479	$450,813	$281,958	$(32)	$(716)	$778,502
Net income	–	–	–	96,590	–	–	96,590
Minimum pension liability adjustment	–	–	–	–	–	(753)	(753)

Comprehensive income							95,837
Stock-based compensation(a)	–	–	1,587	–	27	–	1,614
Dividends declared:
Common stock ($1.2950 per share)	–	–	–	(63,001)	–	–	(63,001)
Preferred stock	–	–	–	(1,320)	–	–	(1,320)

Balance at September 30, 2004	46,479,536	46,479	452,400	314,227	(5)	(1,469)	811,632
Net income	–	–	–	89,213	–	–	89,213
Minimum pension liability adjustment	–	–	–	–	–	(2,304)	(2,304)

Comprehensive income							86,909
Stock-based compensation(a)	–	–	2,936	–	5	–	2,941
Dividends declared:
Common stock ($1.3225 per share)	–	–	–	(64,405)	–	–	(64,405)
Preferred stock	–	–	–	(1,320)	–	–	(1,320)

Balance at September 30, 2005	46,479,536	46,479	455,336	337,715	–	(3,773)	835,757
Net income	–	–	–	85,841	–	–	85,841
Minimum pension liability adjustment	–	–	–	–	–	(856)	(856)

Comprehensive income							84,985
Stock-based compensation(a)	–	–	3,571	–	–	–	3,571
Dividends declared:
Common stock ($1.3450 per share)	–	–	–	(65,640)	–	–	(65,640)
Preferred stock	–	–	–	(1,320)	–	–	(1,320)

Balance at September 30, 2006	46,479,536	$46,479	$458,907	$356,596	$–	$(4,629)	$857,353

(a)	Stock-based compensation is based on the stock awards of WGL Holdings that are allocated to Washington Gas Light Company for its pro-rata share.

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ACCOUNTING POLICIES

  GENERAL

WGL Holdings, Inc. (WGL Holdings) is a holding company that owns all of the shares of common stock of Washington Gas Light Company (Washington Gas), a regulated natural gas utility, and all of the shares of common stock of Washington Gas Resources Corporation (Washington Gas Resources), Hampshire Gas Company (Hampshire) and Crab Run Gas Company. Washington Gas Resources owns all of the shares of common stock of various unregulated, energy-related businesses. Except where the content clearly indicates otherwise, “WGL Holdings,” “we,” “us” or “our” refers to the holding company or the consolidated entity of WGL Holdings and all of its subsidiaries.

  NATURE OF OPERATIONS

Our core business is the delivery and sale of natural gas through Washington Gas. We also offer retail energy-related products and services that are closely related to our core business. The majority of these energy-related activities are performed by wholly owned unregulated subsidiaries of Washington Gas Resources.

Washington Gas is a regulated public utility that delivers and sells natural gas to over one million customers primarily in Washington, D.C., and the surrounding metropolitan areas in Maryland and Virginia. Deliveries to firm residential and commercial customers accounted for 76.8 percent of the total therms delivered by Washington Gas in fiscal year 2006. Deliveries to interruptible customers accounted for 16.3 percent and deliveries to customers who use natural gas to generate electricity accounted for 6.9 percent. Washington Gas does not depend on any one customer or group of customers to derive income. Hampshire operates an underground natural gas storage facility that provides services exclusively to Washington Gas. Hampshire is regulated under a cost of service tariff by the Federal Energy Regulatory Commission (FERC). Both Washington Gas and Hampshire comprise our regulated utility segment.

Washington Gas Resources owns our unregulated subsidiaries. These unregulated operations include retail energy-marketing provided by Washington Gas Energy Services (WGEServices), as well as commercial heating, ventilating and air conditioning (HVAC) products and services provided by Washington Gas Energy Systems, Inc. (WGESystems). On September 29, 2006, Washington Gas Resources sold all of the outstanding shares of common stock of its wholly owned subsidiary, American Combustion Industries (ACI). ACI is presented as a discontinued operation within WGL Holdings’ consolidated financial statements.

  CONSOLIDATION OF FINANCIAL STATEMENTS

The consolidated financial statements include the accounts of WGL Holdings and its subsidiaries during the fiscal years reported. Intercompany transactions have been eliminated. Certain reclassifications have been made to the consolidated financial statements of WGL Holdings and the financial statements of Washington Gas for all prior fiscal years presented to conform to the presentation in fiscal year 2006. These reclassifications reflect the discontinued operations of ACI as presented on WGL Holdings’ consolidated financial statements (refer to Note 2—Discontinued Operations), as well as changes to the presentation of the statements of income for both WGL Holdings and Washington Gas.

During fiscal year 2006, we revised the format of our statements of income, in part, to present our results of operations without sub-captions for both our utility and non-utility operations. The primary effect of this change in format was to combine the operating revenues and expenses for our utility and non-utility operations, thereby resulting in a singular presentation of operating income. The change in format also reflects an increase in operating income as a result of excluding income taxes from utility and non-utility operating expenses. Under the new format, we combined all income taxes into one caption labeled “Income taxes” which is presented below operating income. None of these reclassifications had any effect on the net income or earnings per share of WGL Holdings or the net income of Washington Gas.

  USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

In accordance with Generally Accepted Accounting Principles in the United States of America (GAAP), we make certain estimates and assumptions regarding: (i) reported amounts of assets and liabilities; (ii) disclosure of contingent assets and liabilities at the date of the financial statements and (iii)  reported amounts of revenues, revenues subject to refund, and expenses during the reporting period. Actual results could differ from those estimates.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment (comprised principally of utility plant) is stated at original cost, including labor, materials, taxes and overhead costs incurred during the construction period. The cost of utility and other plant of Washington Gas includes an allowance for funds used during construction (AFUDC) that is calculated under a formula prescribed by the FERC. Washington Gas capitalizes AFUDC as a component of construction overhead. The fiscal year 2006, 2005 and 2004 before-tax rates for AFUDC were 5.54 percent, 5.12 percent and 1.98 percent, respectively. Washington Gas capitalized AFUDC of $680,000 during the fiscal year ended September 30, 2006, excluding offsets of $38,000 representing adjustments to AFUDC for capital items or projects that were discontinued and expensed. Capitalized AFUDC for fiscal years 2005 and 2004 was $314,000 and $94,700, respectively, excluding offsets of $185,000 and $20,000, respectively.

Washington Gas accrues an annual amount of asset removal costs through depreciation expense with a corresponding credit to “Regulatory liabilities—Accrued asset removal costs.” The amount of asset removal costs accrued each year for a particular asset is equal to the total estimated cost of removal divided by the useful life of the related asset. Additionally, when Washington Gas retires depreciable utility plant and equipment, it charges the associated original costs to “Accumulated depreciation and amortization” and any related removal costs incurred are charged to “Regulatory liabilities—Accrued asset removal costs.” In the rate setting process, the liability for asset removal costs is treated as a reduction to the net rate base upon which Washington Gas has the opportunity to earn its allowed rate of return. At September 30, 2006, in conjunction with its implementation of Financial Accounting Standards Board (FASB) Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47), Washington Gas recognized a liability for its legal asset retirement obligations (AROs) and reclassified a portion of its accrued asset removal costs from “Regulatory liabilities—Accrued asset removal costs” to “Asset retirement obligations,” a non-regulatory deferred credit (refer to “Newly Implemented Accounting Standards” for a further discussion of this matter).

Washington Gas charges maintenance and repairs to operating expenses, except those charges applicable to transportation and power-operated equipment, which it allocates to operating expenses, construction and other accounts based on the use of the equipment. Washington Gas capitalizes betterments and renewal costs, and calculates depreciation applicable to its utility gas plant in service primarily using a straight-line method over the estimated remaining life of the plant. The composite depreciation and amortization rate of the regulated utility segment was 3.44 percent during fiscal year 2006, and 3.48 percent during fiscal years 2005 and 2004. In accordance with regulatory requirements, such rates include a component related to asset removal costs for Washington Gas. Washington Gas periodically reviews the adequacy of its depreciation rates by considering estimated remaining lives and other factors. Refer to Note 15—Commitments and Contingencies for a discussion of depreciation-related contingencies.

At both September 30, 2006 and 2005, 99.8 percent of WGL Holdings’ consolidated original cost of property, plant and equipment was related to the regulated utility segment as shown below.

Property, Plant and Equipment at Original Cost

At September 30,	2006		2005

(In millions)	Dollars	%	Dollars	%

Regulated utility segment
Distribution, transmission and storage	$2,585.0	87.6	$2,460.0	88.5
General, miscellaneous and intangibles	296.6	10.1	266.5	9.6
Construction work in progress (CWIP)	62.5	2.1	48.4	1.7

Total regulated utility segment	2,944.1	99.8	2,774.9	99.8
Unregulated segments	5.9	0.2	5.0	0.2

Total	$2,950.0	100.0	$2,779.9	100.0

  OPERATING LEASES

We have classified the lease of our corporate headquarters as an operating lease under Statement of Financial Accounting Standards (SFAS) No. 13, Accounting for Leases. In accordance with FASB Technical Bulletins No. 88-1 and 85-3, we amortize to rent expense the total of all scheduled lease payments (including lease payment escalations) and tenant allowances on a straight-line basis over the term of the lease. For this purpose, the lease term began on the date when the lessor commenced constructing the leasehold

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

improvements which allowed us to occupy our corporate headquarters. These leasehold improvement costs are classified as “Property, Plant and Equipment” on the Balance Sheets, and are being amortized to depreciation and amortization expense on a straight-line basis over the term of the 15-year non-cancelable period of the lease.

  REGULATED OPERATIONS

Washington Gas accounts for its regulated operations in accordance with SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, as amended and supplemented. This standard includes accounting principles for companies whose rates are determined by independent third-party regulators. When setting rates, regulators often make decisions which require companies to record costs as expense (or defer costs or revenues) in different periods than may be appropriate for unregulated enterprises. When this occurs, Washington Gas defers the associated costs as assets (regulatory assets) on its balance sheet and records them as expenses on its income statement as it collects revenues through customers’ rates. Further, regulators can also impose liabilities upon a company for amounts previously collected from customers and for recovery of costs that are expected to be incurred in the future (regulatory liabilities).

At September 30, 2006 and 2005, Washington Gas had recorded the following regulatory assets and liabilities on its balance sheets. These assets and liabilities will be recognized as revenues and expenses in future periods as they are reflected in customers’ rates.

Regulatory Assets and Liabilities

	Regulatory		Regulatory
(In millions)	Assets		Liabilities

At September 30,	2006	2005	2006	2005

Accrued asset removal costs	$–	$–	$268.9	$272.1
Income tax-related amounts due from/to customers	34.1	34.8	10.3	7.8
Least-cost planning costs	1.8	4.1	–	–
Losses/gains on issuance and extinguishments of debt and interest-rate derivative instruments	9.6	9.3	2.1	1.8
Other post-retirement benefit costs	9.3	8.2	–	–
Gas costs:
Due from customers	11.7	9.7	–	–
Due to customers	–	–	14.2	14.1
Deferred	12.0	–	–	11.6
Deferred pension costs/income	2.7	–	–	2.0
Deferred gain on sale of assets	–	–	3.8	4.1
Environmental response costs	3.0	3.2	–	–
Rights-of-way fees	3.1	2.8	–	–
RNA billing mechanism	2.9	–	–	–
Deferred regulatory and other expenses	1.7	1.8	1.0	0.3

Total	$91.9	$73.9	$300.3	$313.8

Regulatory assets for gas costs due from customers and a Revenue Normalization Adjustment (RNA) billing mechanism (refer to Note 15—Commitments and Contingencies) are reported on our balance sheets under the caption “Gas costs and other regulatory assets.” Deferred gas costs and other regulatory assets are reported on our balance sheets under the captions “Regulatory assets—Gas costs” and “Regulatory assets—Other,” respectively. Regulatory liabilities for gas costs due to customers are reported on our balance sheets under the caption “Gas costs and other regulatory liabilities.” Accrued asset removal costs, deferred gas costs and other regulatory liabilities are reported on our balance sheets under the captions “Regulatory liabilities—Accrued asset removal costs,” “Regulatory liabilities—Gas costs” and “Regulatory liabilities—Other,” respectively. With the exception of gas costs due from customers and deferred gas costs, there are no material regulatory assets that reflect an outlay of cash by Washington Gas for which Washington Gas does not earn its overall rate of return. Washington Gas is allowed to recover and is required to pay, using short-term interest rates, the carrying costs related to gas costs due from and to its customers in the District of Columbia and Virginia jurisdictions.

As required by SFAS No. 71, Washington Gas monitors its regulatory and competitive environment to determine whether the recovery of its regulatory assets continues to be probable. If Washington Gas were to determine that recovery of these assets is no

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

longer probable, it would write off the assets against earnings. We have determined that SFAS No. 71 continues to apply to our regulated operations, and the recovery of our regulatory assets is probable.

The losses/gains on the issuance and extinguishment of debt and interest-rate derivative instruments include unamortized balances from transactions executed in prior fiscal years, and also include transactions generated in fiscal year 2006, as described more fully in Note 7—Derivative and Weather-Related Instruments. These transactions create gains and losses that are amortized over the remaining life of the debt as prescribed by regulatory accounting requirements.

  CASH AND CASH EQUIVALENTS

We consider all investments with original maturities of three months or less to be cash equivalents. We did not have any restrictions on our cash balances that would impact the payment of dividends by WGL Holdings or our subsidiaries as of September 30, 2006.

  REVENUE AND COST RECOGNITION

  Regulated Utility Operations

Revenues.  For regulated deliveries of natural gas, Washington Gas reads meters and bills customers on a cycle basis since all meters economically cannot be read on the last day of the month. Washington Gas accrues revenues for gas delivered, but not yet billed, at the end of each accounting period. Such revenues are recognized as unbilled revenues that are adjusted in subsequent periods when actual meter readings are taken.

Cost of Gas.  Washington Gas’ jurisdictional tariffs contain mechanisms that provide for the recovery of the cost of gas paid to suppliers on behalf of firm customers, including certain pipeline transportation and storage capacity charges. Under these mechanisms, Washington Gas periodically adjusts its firm customers’ rates to reflect increases and decreases in these costs. Annually, Washington Gas reconciles the difference between the total gas costs collected from firm customers and the total gas costs paid to suppliers. Washington Gas defers any excess or deficiency and either recovers it from, or refunds it to, customers over a subsequent twelve-month period through an actual cost adjustment billing mechanism. The balance sheet captions “Gas costs and other regulatory assets,” “Gas costs and other regulatory liabilities,” “Regulatory assets—Gas costs” and “Regulatory liabilities—Gas costs” include amounts related to these reconciliations.

Transportation Gas Imbalance.  Interruptible shippers and third-party marketer shippers transport gas on Washington Gas’ pipeline facilities as part of the unbundled services that it offers. The delivered volumes of gas from third-party shippers into Washington Gas’ pipeline facilities often do not equal the volumes delivered out of the pipeline system to the customers, resulting in transportation gas imbalances. These imbalances are usually short-term in duration, and Washington Gas monitors the activity and regularly notifies the shippers when their accounts have an imbalance. In accordance with regulatory treatment, Washington Gas does not record assets or liabilities associated with gas volumes related to these transportation imbalances but, rather, reflects the economic impact in its actual cost adjustment balance calculations, thereby eliminating any profit or loss that would occur as a result of the imbalance. This regulatory treatment results in recognizing an adjustment to a regulatory asset or a regulatory liability for Washington Gas’ value of the imbalance. The regulatory treatment combines the imbalance for all marketers into a single “net” adjustment to the regulatory asset or liability. The imbalances are settled in gas volumes and, when this occurs, the impact on the actual cost adjustment balance is reversed. Due to this regulatory treatment at Washington Gas, there is no elimination of assets or liabilities when the companies are consolidated.

Washington Gas also engages an asset manager to operate its pipeline and storage capacity, and to assist in the acquisition of natural gas supply. From time to time, the asset manager will utilize the upstream pipeline capacity reserved by Washington Gas and the capacity from Washington Gas’ pipeline system for the asset manager’s own purposes. Washington Gas also self-manages a small portion of these type of assets. These off-system sales generated by the asset manager and Washington Gas are accounted for under regulated margin-sharing arrangements that vary by jurisdiction whereby a significant portion of these revenues is shared with Washington Gas’ customers as a reduction in natural gas costs, otherwise recoverable from firm customers. Washington Gas also designates portions of its pipeline, peaking and storage capacity to third-party marketers, under a program approved by relevant regulatory bodies, in connection with its customer choice programs.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

  Non-Utility Operations

Retail Energy-Marketing.  WGEServices, our retail energy-marketing subsidiary, sells natural gas and electricity on an unregulated basis to residential, commercial and industrial customers both inside and outside the Washington Gas service territory. WGEServices recognizes revenue based on contractual billing amounts plus accruals for the natural gas and electricity commodities that are delivered but unbilled.

WGEServices enters into indexed or fixed-rate contracts with residential, commercial and industrial customers, for sales of natural gas and electricity. Customer contracts that typically have terms less than 24 months, but may extend up to five years, allow WGEServices to bill customers based upon metered gas and electricity usage, measured on a cycle basis, at customer premises or based on quantities delivered to the local utility, either of which may vary by month.

WGEServices procures natural gas and electricity supply under contract structures in which it assembles the various components of supply from multiple suppliers to match its customer requirements. The cost of natural gas and electricity for these purchases is recorded using the contracted volumes and prices.

Heating, Ventilating and Air Conditioning.  An unregulated subsidiary of Washington Gas Resources, WGESystems designs, renovates and services mechanical HVAC systems for commercial and governmental customers under construction contracts. We recognize income and expenses for all contracts using the percentage-of-completion method.

  RATE REFUNDS DUE TO CUSTOMERS

If Washington Gas were to file a request with a regulatory commission to modify customers’ rates, it could, depending on the jurisdiction, charge customers new rates, subject to refund, until the regulatory commission renders a final decision on the amount of the authorized change in rates. During this interim period, Washington Gas would potentially record a provision for a rate refund based on the difference between the amount it collected in rates subject to refund and the amount it expected to recover pending the final regulatory decision. Similarly, Washington Gas periodically records provisions for rate refunds related to other transactions. Actual results for these regulatory contingencies are often difficult to predict and could differ significantly from the estimates reflected in the financial statements. When necessary, Washington Gas establishes a liability for an estimated refund to customers. Refer to Note 15—Commitments and Contingencies for a further discussion of regulatory matters and related contingencies.

  REACQUISITION OF LONG-TERM DEBT

Washington Gas defers gains or losses resulting from the reacquisition of long-term debt for financial reporting purposes, and amortizes them over future periods as adjustments to interest expense in accordance with established regulatory practice. For income tax purposes, Washington Gas recognizes these gains and losses when they are incurred.

  WEATHER-RELATED INSTRUMENTS

We own certain weather related instruments, such as a weather insurance policy and heating degree days (HDDs) derivatives and we account for them under the guidelines issued by the Emerging Issues Task Force (EITF) of the FASB in Issue No. 99-2. Benefits are recognized to the extent actual HDDs fall below the contracted HDDs for each instrument. Expenses of the products are amortized based on the pattern of normal HDDs over the period of the terms of the respective weather-related instruments. For the weather-related instruments of Washington Gas, the premium expense and any benefits that are derived are not considered in establishing retail rates. Refer to Note 7—Derivative and Weather-Related Instruments for a further discussion of our weather-related instruments.

  CONCENTRATION OF CREDIT RISK

  Regulated Utility Segment

The revenues of the regulated utility segment accounted for approximately 62.1 percent of WGL Holdings’ total consolidated revenues for the fiscal year ended September 30, 2006. Washington Gas has a relatively low concentration of credit risk with respect to its customer base due to its large number of customers, none of which is singularly large as a percentage of Washington Gas’ total customer base. Certain suppliers that sell natural gas to Washington Gas have either relatively low credit ratings or are not rated by major credit rating agencies. In the event of a supplier’s failure to deliver contracted volumes of gas, Washington Gas may need to

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

replace those volumes at prevailing market prices, which may be higher than the original transaction prices, and pass these costs through to its sales customers under the purchased gas cost adjustment mechanisms.

  Retail Energy-Marketing Segment

Certain suppliers that sell natural gas or electricity to WGEServices have either relatively low credit ratings or are not rated by major credit rating agencies. Depending on the ability of these suppliers to deliver natural gas or electricity under existing contracts, WGEServices could be financially exposed for the difference between the price at which WGEServices has contracted to buy these commodities, and the replacement cost of these commodities that may need to be purchased. WGEServices has a wholesale supplier credit policy in place that is designed to mitigate wholesale credit risks through a requirement for credit enhancements. In accordance with this policy, WGEServices has obtained credit enhancements from certain of its suppliers. WGEServices continuously monitors the unsecured credit limits it will accept from certain suppliers or their guarantors.

  DERIVATIVE ACTIVITIES

We apply the accounting guidelines of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (collectively referred to as SFAS No. 133). SFAS No. 133 requires derivative instruments, including derivative instruments embedded in certain contracts, to be recorded at fair value as either an asset or a liability. Changes in the derivative’s fair value are recorded in earnings, unless the derivative meets specific hedge accounting criteria. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative generally are recorded in other comprehensive income (loss) and recognized in income when the hedged item affects earnings. Additionally in accordance with SFAS No. 133, we formally document, designate and assess the effectiveness of derivatives that are accounted for as hedging instruments. For those derivatives that are associated with the activities of Washington Gas whose costs are likely to be recovered from or refunded to customers in future periods, the corresponding fair value is recorded as a regulatory asset or a regulatory liability, subject to SFAS No. 71, and are reflected in earnings at such time as the related revenues from gas sales are recognized.

We enter into forward contracts and other related transactions for the purchase of natural gas and electricity. A majority of these contracts qualify for normal purchases and sales treatment and are exempt from the mark-to-market accounting requirements of SFAS No. 133.

From time to time, Washington Gas utilizes derivative instruments that are designed to minimize the risk of interest-rate volatility associated with planned issuances of Medium-Term Notes (MTNs). Gains or losses associated with these derivative transactions are deferred as regulatory assets or liabilities and amortized to interest expense in accordance with regulatory accounting requirements.

Refer to Note 7—Derivative and Weather-Related Instruments for a further discussion of these transactions.

  INCOME TAXES

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, we recognize deferred income taxes for all temporary differences between the financial statement basis and the tax basis of assets and liabilities at currently enacted income tax rates.

SFAS No. 109 also requires recognition of the additional deferred income tax assets and liabilities for temporary differences where regulators prohibit deferred income tax treatment for ratemaking purposes of Washington Gas. Regulatory assets or liabilities, corresponding to such additional deferred income tax assets or liabilities, may be recorded to the extent recoverable from or payable to customers through the ratemaking process. Refer to the table under “Regulated Operations” above that depicts Washington Gas’ regulatory assets and liabilities associated with income taxes due from and to customers at September 30, 2006 and 2005. Amounts applicable to income taxes due from and due to customers primarily represent differences between the book and tax basis of net utility plant in service.

We amortize investment tax credits as reductions to income tax expense over the estimated service lives of the related properties.

Refer to Note 11—Income Taxes that provides detailed financial information related to our income taxes.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

  NEWLY IMPLEMENTED ACCOUNTING STANDARDS

  Stock-Based Compensation

Effective October 1, 2005, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)) which revises SFAS No. 123, and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.  SFAS No. 123(R) requires us to measure and recognize stock-based compensation expense in our financial statements based on the fair value at the date of grant for our share-based awards, which include performance shares and stock options. Performance share awards contain market conditions; both performance share and stock option awards contain a service condition. In accordance with SFAS No. 123(R), we recognize compensation expense over the requisite service period for: (i) awards granted on or after October 1, 2005 and (ii) unvested awards previously granted and outstanding as of October 1, 2005. In addition, we estimate forfeitures over the requisite service period when recognizing compensation expense; these estimates are adjusted to the extent to which actual forfeitures differ, or are expected to materially differ, from such estimates.

Prior to October 1, 2005, we accounted for our share-based payment transactions in accordance with APB Opinion No. 25 and related interpretations. In accordance with APB Opinion No. 25, we did not record compensation expense related to stock option grants in our financial statements. We did record compensation expense over the requisite service period for performance shares awarded to certain key employees based on the market value of our common stock at the end of each reporting period.

The following table depicts the effect of adopting SFAS No. 123(R) on income from continuing operations, net income applicable to common stock and earnings per share for the year ended September 30, 2006. Specifically shown is our reported net income and earnings per share for the year ended September 30, 2006, which reflect compensation expense related to our share-based awards recorded in accordance with SFAS No. 123(R), as compared to net income and earnings per share for the same period that would have been reported had such compensation expense been recorded under APB Opinion No. 25.

WGL Holdings, Inc.
Effect of Adopting SFAS No. 123(R)
	Year Ended
	September 30, 2006

	As	Per
(In thousands, except per share data)	Reported	APB No. 25

Total stock-based compensation expense (before income taxes)	$4,384	$71
Income from continuing operations	$94,694	$97,284
Net income (applicable to common stock)	$87,578	$90,168
Earnings per average common share:
Basic	$1.80	$1.85
Diluted	$1.79	$1.84

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

As permitted by SFAS No. 123(R), we used the modified prospective method of adopting the new accounting standard; accordingly, financial results for the prior fiscal years presented were not retroactively adjusted to reflect the effects of SFAS No. 123(R). If stock-based compensation expense for the fiscal years ended September 30, 2005 and 2004 had been determined and recorded based on the fair value at the grant dates of the awards consistent with the method prescribed by SFAS No. 123, which was superseded by SFAS No. 123(R), our net income and earnings per share for the years ended September 30, 2005 and 2004 would have been reduced to the amounts shown in the following table.

WGL Holdings, Inc.
Pro Forma Effect of Stock-Based Compensation

	Years Ended September 30,

(In thousands, except per share data)	2005	2004

Net income as reported	$103,493	$96,637
Add: Stock-based employee compensation expense included in reported net income, net of tax(a)	2,205	1,225
Deduct: Total stock-based employee compensation expense determined under the fair value-based method, net of tax(b)	(2,733)	(1,656)

Pro forma net income	$102,965	$96,206

Earnings per average common share—basic
As reported	$2.13	$1.99
Pro forma	$2.11	$1.98
Earnings per average common share—diluted
As reported	$2.11	$1.98
Pro forma	$2.10	$1.97

(a)	Reflects compensation expense related to performance shares.
(b)	Reflects compensation expense related to performance shares and stock options.

Asset Removal Costs

In March 2005, the FASB issued FIN 47, which clarifies the manner of accounting for AROs containing uncertainties as to the timing and/or method of settlement of the obligation. FIN 47 also clarifies the circumstances under which the fair value of an ARO is considered subject to reasonable estimation. We adopted FIN 47 effective September 30, 2006.

We identified several AROs within the scope of FIN 47. Such AROs include requirements to cut, purge and cap our natural gas pipelines, remove asbestos and plug storage wells upon their retirement. Upon adoption of FIN 47, we recorded an obligation of $27.4 million on the balance sheet to the caption “Asset retirement obligations,” which included $23.8 million of accumulated accretion as of September 30, 2006. Additionally, at September 30, 2006 we recorded an addition to “Property, plant and equipment” of $3.5 million associated with AROs, along with accumulated depreciation of $1.0 million. The ARO-related accumulated accretion and depreciation amounts under FIN 47 represent timing differences in the recognition of legal asset removal costs that we are currently recovering in rates and, as such, we have recorded such differences as a reduction to “Regulatory liabilities—Accrued asset removal costs” and as an addition to “Regulatory assets—Other” under SFAS No. 71, in the amount of $24.3 million and $494,000, respectively, as of September 30, 2006.

Had FIN 47 been adopted in the prior fiscal years presented, the ARO as of September 30, 2005 and 2004 would have been $25.8 million and $24.4 million, respectively. In accordance with FIN 47, such prior period amounts are not required to be recorded on the balance sheets.

Inventory

In November 2004, the FASB issued SFAS No. 151, Inventory Costs.  SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be charged to income as a current period expense rather than capitalized as inventory costs. SFAS No. 151 became effective for us for inventory costs incurred on and after October 1, 2005. The adoption of this standard had an immaterial effect on our consolidated financial statements for the year ended September 30, 2006.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

NEWLY ISSUED ACCOUNTING STANDARDS

Pension and Other Post-Retirement Benefit Plans

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans which amends SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions and SFAS 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits.  SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability on its balance sheet, and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. SFAS No. 158 will be effective for us on September 30, 2007. Though we are currently evaluating the effect of this new standard, we expect that this new standard will materially affect our balance sheets. We expect that this standard will result in a significant decrease to our “Prepaid qualified pension benefits” and a significant increase to our liability for “Accrued pensions and benefits,” along with a corresponding increase to regulatory assets. To the extent regulatory treatment is not granted, amounts recorded to a regulatory asset would be recorded to accumulated other comprehensive loss. Refer to Note 12—Pensions and Other Post-Retirement Benefit Plans for disclosures regarding the funded status of our defined benefit post-retirement plans.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, and does not require any new fair value measurements. SFAS No. 157 is effective for us on October 1, 2008. We are currently evaluating the effect of this new standard on our consolidated financial statements.

Income Taxes

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, this interpretation provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for us no later than October 1, 2007. We are currently evaluating the effect of this new standard on our consolidated financial statements.

Accounting Changes and Other Matters

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which supersedes APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements.  SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable. SFAS No. 154 was effective for us on October 1, 2006.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (SAB 108), which provides interpretive guidance on how the effects of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for us in fiscal year 2007. We are currently evaluating the effect of this new standard on our consolidated financial statements.

2.	DISCONTINUED OPERATIONS

During the quarter ended June 30, 2006, we completed a plan for the disposition of ACI and, on September 29, 2006, we sold all of the outstanding shares of common stock of ACI to an unrelated party. ACI was previously reported as part of our commercial HVAC business segment. ACI is reported as a discontinued operation of WGL Holdings and, accordingly, its operating results,

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

financial position and cash flows have been presented separately from our continuing operations in the consolidated financial statements of WGL Holdings for all fiscal years presented.

For the fiscal years ended September 30, 2006, 2005 and 2004, ACI’s net loss from operations of $3.5 million, $2.6 million and $3.0 million, respectively, was presented in “Loss from discontinued operations, net of income tax benefit” on the Consolidated Statements of Income. For the fiscal year ended September 30, 2006, ACI’s net loss from operations included a related impairment charge of $578,000, which represents the write-down of ACI’s fixed assets to adjust the carrying value of ACI’s net assets to its approximate fair value (less estimated costs of sale) as of June 30, 2006. Additionally, “Loss from discontinued operations, net of income tax benefit” for the fiscal year ended September 30, 2006 included a loss of $3.6 million related to the sale of ACI. We did not recognize a tax benefit on either the impairment loss or the loss from the ACI sale because a valuation allowance was established against the deferred tax assets associated with these losses. The following tables summarize selected financial information related to the operating results and financial position of discontinued operations.

Operating Results of Discontinued Operations

	Years Ended September 30,

(In thousands)	2006	2005	2004

Revenues(a)	$24,757	$27,210	$24,561

Loss before income tax benefit (including impairment charge)	$(5,053)	$(3,722)	$(4,235)
Loss from sale of ACI	(3,556)	–	–
Income tax benefit	1,493	1,143	1,277

Loss from discontinued operations, net of income tax benefit	$(7,116)	$(2,579)	$(2,958)

(a)	Includes intercompany revenues of $1.1 million, $4.3 million and $1.4 million for the years ended September 30, 2006, 2005 and 2004, respectively.

Assets and Liabilities of Discontinued Operations(a)

September 30,
(In thousands)	2005

ASSETS
Current Assets
Net receivables	$7,172
Other	2,507
Deferred Charges and Other Assets
Net property, plant and equipment	667

Assets of discontinued operations	$10,346

LIABILITIES
Current Liabilities
Accounts payable and other accrued liabilities	$2,082
Other	1,128
Deferred Credits
Deferred income taxes	244
Other	155

Liabilities of discontinued operations	$3,609

(a)	Due to the September 29, 2006 sale of ACI, there were no assets or liabilities of discontinued operations at September 30, 2006.

3.	SALE OF CARRIED INTEREST

In fiscal year 2004, our non-utility operations realized pre-tax earnings of $6.4 million from the sale, by a third party, of two buildings at Maritime Plaza, a commercial development project in which we held a carried interest. This carried interest had no cost basis, and was accounted for under the equity method. WGL Holdings utilized a capital loss carryforward to offset the federal income taxes associated with this transaction and, after considering other local income tax expense, WGL Holdings realized after-tax earnings

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

of $5.8 million for the fiscal year ended September 30, 2004. The earnings from this sale were recorded in “Other income (expenses)—net” on the Consolidated Statements of Income for WGL Holdings.

4.	ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

The tables below provide details for the amounts included in “Accounts payable and other accrued liabilities” on the balance sheets for both WGL Holdings and Washington Gas. These amounts do not include accounts payable and other accrued liabilities associated with discontinued operations.

WGL Holdings, Inc.

	At September 30,

(In thousands)	2006	2005

Accounts payable—trade	$168,144	$181,429
Employee benefits and payroll accruals	15,136	13,806
Other accrued liabilities	25,221	8,080

Total	$208,501	$203,315

Washington Gas Light Company

	At September 30,

(In thousands)	2006	2005

Accounts payable—trade	$104,650	$130,211
Employee benefits and payroll accruals	13,740	12,446
Other accrued liabilities	19,115	7,049

Total	$137,505	$149,706

5.	SHORT-TERM DEBT

WGL Holdings and Washington Gas satisfy their short-term financing requirements through the sale of commercial paper or through bank borrowings. Due to the seasonal nature of the regulated utility and retail energy-marketing segments, short-term financing requirements can vary significantly during the year. We maintain revolving credit agreements to support our outstanding commercial paper and to permit short-term borrowing flexibility. Our policy is to maintain bank credit facilities in an amount equal to or greater than our expected maximum commercial paper position.

To support our commercial paper borrowings, WGL Holdings and Washington Gas each have revolving credit agreements with a group of commercial banks that expire on September 30, 2010. The credit facility for WGL Holdings permits it to borrow up to $275 million, and further permits WGL Holdings to request prior to September 30, 2009, and the banks to approve, an additional line of credit of $50 million above the original credit limit, for a maximum potential total of $325 million. The credit facility for Washington Gas permits it to borrow up to $225 million, and further permits Washington Gas to request prior to September 30, 2009, and the banks to approve, an additional line of credit of $100 million above the original credit limit, for a maximum potential total of $325 million. There were no outstanding borrowings under these credit facilities at September 30, 2006 or 2005.

Both WGL Holdings and Washington Gas may reduce the amount of the commitments at their option. Depending on the type of borrowing option chosen under these credit facilities, loans may bear interest at variable rates based on the Eurodollar rate, the higher of the prime lending rate or the Fed Funds effective rate, or at a competitive rate determined through auction.

WGL Holdings and Washington Gas pay facility fees on their credit facilities based on the long-term debt ratings of Washington Gas. In the event the long-term debt of Washington Gas is downgraded below certain levels, WGL Holdings and Washington Gas would be required to pay higher facility fees. Under the terms of the credit facilities, the ratio of consolidated indebtedness to consolidated total capitalization can not exceed 0.65 to 1.0 (65.0 percent). In addition, WGL Holdings and Washington Gas are required to inform lenders of changes in corporate existence, financial conditions, litigation and environmental warranties that might have a material adverse effect. The failure to inform the lenders’ agent of changes in these areas deemed material in nature might

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

constitute default under the agreement. A default, if not remedied, may lead to a suspension of further loans and/or acceleration in which obligations become immediately due and payable.

At September 30, 2006 and 2005, WGL Holdings and its subsidiaries had $177.4 million and $40.9 million, respectively, in commercial paper outstanding at a weighted average cost of 5.36 percent and 3.87 percent, respectively. Included in these consolidated balances were $72.8 million and $10.4 million in commercial paper that Washington Gas had outstanding at September 30, 2006 and 2005, respectively.

6.	LONG-TERM DEBT

  FIRST MORTGAGE BONDS

The Mortgage of Washington Gas dated January 1, 1933 (Mortgage), as supplemented and amended, securing any First Mortgage Bonds (FMBs) it issues, constitutes a direct lien on substantially all property and franchises owned by Washington Gas, other than a small amount of property that is expressly excluded. Washington Gas had no debt outstanding under the Mortgage at September 30, 2006 and 2005. Any FMBs that may be issued in the future will represent indebtedness of Washington Gas.

  SHELF REGISTRATION

At September 30, 2006, Washington Gas had the capacity, under a shelf registration that was declared effective by the SEC on June 8, 2006, to issue up to $300.0 million of MTNs. On June 14, 2006, Washington Gas executed a Distribution Agreement with certain financial institutions for the issuance and sale of debt securities included in the shelf registration statement.

  UNSECURED MEDIUM-TERM NOTES

Washington Gas issues unsecured MTNs with individual terms regarding interest rates, maturities and call or put options. These notes can have maturity dates of one or more years from the date of issuance. At September 30, 2006 and 2005, the weighted average interest rate on all outstanding MTNs was 6.15 percent and 6.27 percent, respectively.

The indenture for these unsecured MTNs provides that Washington Gas will not issue any FMBs under its Mortgage without securing all MTNs with all other debt secured by the Mortgage.

Certain of Washington Gas’ outstanding MTNs have put options. Certain other MTNs have a make-whole call feature that pays the holder a premium based on a spread over the yield to maturity of a U.S. Treasury security having a comparable maturity, when that particular note is called by Washington Gas before its stated maturity date. With the exception of this make-whole call feature, Washington Gas is not required to pay call premiums for calling debt prior to the stated maturity date.

On June 23, 2006, the Maryland General Assembly enacted legislation which addresses electric industry restructuring issues in Maryland and other issues for all public utilities. Effective July 1, 2007, the legislation requires that all public utilities operating in Maryland, including Washington Gas, obtain approval from the Public Service Commission of Maryland (PSC of MD) before issuing stock, bonds, securities, notes or other debt with a maturity greater than 12 months. We plan to request from the PSC of MD all necessary approvals relating to financing authorizations in order to maintain continuing access to financial markets.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

As shown in the table below, during the fiscal years ended September 30, 2006 and 2005, Washington Gas refinanced a total of $75.0 million and $60.5 million of MTNs respectively, with the proceeds from the issuance of lower cost MTNs.

MTN Issuances and Retirements

(In millions)

		Interest	Nominal
Date	Principal	Rate	Maturity Date

Year Ended September 30, 2006

Issuances:
01/18/2006	$25.0	5.17%	01/18/2016
01/18/2006	25.0	5.70%	01/18/2036
03/22/2006	25.0	5.78%	03/15/2036

Total	$75.0

Retirements:
02/15/2006	$50.0	6.15%	01/26/2026	(a)
03/22/2006	25.0	7.31%	10/30/2007	(b)

Total	$75.0

Year Ended September 30, 2005

Issuances:
08/9/2005	$20.0	4.83%	08/09/2015
08/11/2005	40.5	5.44%	08/11/2025

Total	$60.5

Retirements:
03/7/2005	$10.0	7.76%	03/06/2025	(a)
03/7/2005	10.0	7.75%	03/06/2025	(a)
06/9/2005	20.0	6.50%	06/09/2025	(a)
06/20/2005	20.5	7.45%	06/20/2005

Total	$60.5

(a)	Retired through Washington Gas’ exercise of call options.
(b)	In connection with this retirement, Washington Gas paid a make-whole call premium of $958,000 which was recorded as a regulatory asset and is being amortized in accordance with regulatory accounting requirements.

Refer to Note 7—Derivative and Weather-Related Instruments for a discussion of derivative transactions that were settled concurrent with the debt issuances discussed above.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

  LONG-TERM DEBT MATURITIES

Maturities of long-term debt for each of the next five fiscal years and thereafter as of September 30, 2006 are summarized in the following table.

Long-Term Debt Maturities(a)

(In millions)	MTNs	Other	Total

2007(b)	$60.0	$1.0	$61.0
2008	20.1	1.1	21.2
2009	75.0	1.1	76.1
2010(b)	32.5	–	32.5
2011	30.0	–	30.0
Thereafter	416.5	–	416.5

Total	634.1	3.2	637.3
Less: current maturities	60.0	1.0	61.0

Total non-current	$574.1	$2.2	$576.3

(a)	Excludes unamortized discounts of $202,000 as of September 30, 2006.
(b)	Assumes the exercise of a put option by the MTN debt holders of $60.0 million in 2007 and $8.5 million in 2010.

7. DERIVATIVE AND WEATHER-RELATED INSTRUMENTS

  DERIVATIVE INSTRUMENTS

  Regulated Utility Operations

Purchase and Sale of Natural Gas.  Washington Gas enters into contracts for the sale and purchase of natural gas that qualify as derivative instruments under SFAS No. 133. Washington Gas also enters into other derivative instruments, including swap contracts, related to the sale and purchase of natural gas. As of September 30, 2006 and 2005, such contracts had a net fair value loss of $490,000 and a net fair value gain of $18.2 million, respectively. Of the September 30, 2006 net fair value loss, $14.4 million represented a fair value loss that was recorded on the balance sheet as a payable, with a corresponding $14.0 million recorded as a regulatory asset and $381,000 recorded to expense during fiscal year 2006. This was partially offset by a $13.9 million fair value gain that was recorded as a receivable, with a corresponding $11.6 million recorded as a regulatory liability and $2.3 million recorded to income during fiscal year 2006. Of the September 30, 2005 net fair value gain, $19.9 million represented a fair value gain that was recorded on the balance sheet as a receivable, with a corresponding amount recorded as a regulatory liability. This was partially offset by a $1.7 million fair value loss that was recorded on the balance sheet as a payable, with a corresponding amount recorded as a regulatory asset. This accounting is in accordance with regulatory accounting requirements for recoverable or refundable costs.

Debt Issuances.  Washington Gas utilizes derivative instruments that are designed to minimize the risk of interest-rate volatility associated with planned issuances of MTNs. As discussed below, during fiscal years 2006 and 2005, Washington Gas entered into forward-starting swaps that were intended to mitigate a substantial portion of the risk of rising interest rates associated with anticipated future debt issuances. These swaps were carried at fair value.

In February 2006, Washington Gas entered into a forward-starting swap with a notional principal amount of $25.0 million. In conjunction with the issuance of $25.0 million of 5.78 percent MTNs on March 22, 2006, Washington Gas terminated this forward-starting swap and received $303,000 associated with the settlement of this hedge agreement. In July 2005, Washington Gas entered into two forward-starting swaps with an aggregate notional principal amount of $50.0 million. At September 30, 2005, these swaps had a fair value gain totaling $106,000 that was recorded as a receivable, with a corresponding amount recorded as a regulatory liability. In conjunction with the issuance of $25.0 million of 5.17 percent MTNs on January 18, 2006, Washington Gas terminated $25.0 million of the total $50.0 million aggregate notional principal amount of the forward-starting swaps. Washington Gas received $182,000 associated with the settlement of this hedge agreement. Similarly, in conjunction with the issuance of $25.0 million of 5.70 percent MTNs on January 18, 2006, Washington Gas agreed to terminate the remaining $25.0 million notional principal amount of the forward-starting swaps. Washington Gas received $104,000 associated with the settlement of this hedge agreement.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

The amounts received upon settlement of these three swaps were recorded as regulatory liabilities, and are being amortized in accordance with regulatory requirements.

In September 2004, Washington Gas entered into two forward-starting swaps with an aggregate notional principal amount of $60.5 million. Concurrent with the issuance of $20.0 million of 4.83 percent MTNs on August 9, 2005, Washington Gas terminated $20.0 million of the total $60.5 million aggregate notional principal amount of the forward-starting swaps. On August 9, 2005, Washington Gas paid $364,000 associated with the settlement of this hedge agreement. Similarly, concurrent with the issuance of $40.5 million of 5.44 percent MTNs on August 11, 2005, Washington Gas agreed to terminate the remaining $40.5 million notional principal amount of the forward-starting swaps. Washington Gas paid $2.2 million associated with the settlement of this hedge agreement. This cost was recorded as a regulatory asset, and is being amortized over the life of the newly issued MTNs in accordance with regulatory accounting requirements.

Refer to Note 6—Long-Term Debt for further information on debt issuances.

  Non-Utility Operations

Our non-regulated retail energy-marketing subsidiary, WGEServices, enters into contracts for the sale and purchase of natural gas that qualify as derivative instruments under SFAS No. 133. WGEServices also enters into other derivative instruments (primarily in the form of call options, put options and swap contracts) related to the sale and purchase of natural gas. WGEServices’ derivative instruments are recorded at fair value on our consolidated balance sheets. Changes in the fair value of these various derivative instruments are reflected in the earnings of our retail energy-marketing segment. At September 30, 2006, these derivative instruments were recorded on our consolidated balance sheets as a net fair value gain of $386,000. This amount was comprised of a $3.3 million fair value gain that was recorded as a receivable, net of a $2.9 million fair value loss that was recorded as a payable. At September 30, 2005, our consolidated balance sheets reflected a fair value gain of $5.4 million related to these derivative instruments that was recorded as a receivable. In connection with these derivative instruments, WGEServices recorded a pre-tax loss of $4.5 million for the fiscal year ended September 30, 2006, and pre-tax gains of $3.8 million and $892,000 for the fiscal years ended September 30, 2005 and 2004, respectively.

  Consolidated Operations

The following table summarizes the balance sheet classification for all derivative instruments with open positions for both WGL Holdings and Washington Gas.

Balance Sheet Classification of Open Positions on Derivative Instruments

(In millions)	WGL Holdings		Washington Gas

September 30,	2006	2005	2006	2005

Assets
Current assets—Accounts receivable	$0.2	$15.8	$0.2	$15.8
Other current assets	13.9	5.5	10.6	0.1
Deferred charges and other assets—Other	3.1	4.1	3.1	4.1

Total assets	$17.2	$25.4	$13.9	$20.0

Liabilities
Accounts payable and other accrued liabilities	$7.1	$1.7	$4.2	$1.7
Other current liabilities	4.8	–	4.8	–
Deferred credits—Other	5.4	–	5.4	–

Total liabilities	$17.3	$1.7	$14.4	$1.7

  WEATHER-RELATED INSTRUMENTS

  Regulated Utility Operations

Washington Gas has a weather insurance policy designed to mitigate the negative financial effects of warmer-than-normal weather in the District of Columbia. This policy has a three-year term that expires on September 30, 2008. From December 18, 2005

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

through May 31, 2006, Washington Gas had a weather derivative to protect against warmer-than-normal weather for its Virginia operations. Prior to October 1, 2005, Washington Gas maintained a weather insurance policy covering all of its jurisdictions, and was designed to cover 50 percent of the impact of warmer-than-normal weather on its financial results. This policy expired on September 30, 2005.

During the fiscal year ended September 30, 2006, Washington Gas recorded benefits, net of premium and derivative costs, of $4.7 million related to both its weather insurance policy and weather derivative. In June 2006, Washington Gas received a cash benefit of $6.2 million relating to its weather derivative, and in October 2006, Washington Gas received a cash benefit of $1.3 million relating to its insurance policy. Washington Gas recorded premium expense of $4.2 million during both fiscal years ended September 30, 2005 and 2004, related to the weather insurance policy that expired on September 30, 2005.

On October 5, 2006, Washington Gas purchased a new HDD derivative designed to protect against warmer-than-normal weather in Virginia, covering the period October 15, 2006 through April 30, 2007.

  Non-Utility Operations

WGEServices utilizes HDD derivatives for managing risks related to its natural gas sales, and also for its program that allows customers to pay a fixed amount for their gas requirements regardless of the amount of gas consumed. These hedges cover a portion of WGEServices’ estimated net revenue exposure to variations in HDDs. These contracts pay WGEServices a fixed dollar amount for every HDD over a specified level during the calculation period. For the fiscal year ended September 30, 2006, 2005 and 2004, we recorded, net of premium costs, pre-tax losses of $2.1 million, $246,000 and $114,000 related to these hedges, respectively.

8. COMMON STOCK

  COMMON STOCK OUTSTANDING

Shares of common stock outstanding were 48,878,499, 48,704,340 and 48,652,507 at September 30, 2006, 2005 and 2004, respectively.

  COMMON STOCK RESERVES

At September 30, 2006, there were 3,450,523 authorized, but unissued, shares of common stock reserved under the following plans.

Common Stock Reserves
Reserved for:	Number of Shares

1999 Incentive compensation plan(a)	1,653,246
Dividend reinvestment and common stock purchase plan	1,102,698
Employee savings plans	637,196
Directors’ stock compensation plan	57,383

Total common stock reserves	3,450,523

(a)	Included are shares that potentially could be issued and that would reduce the 1999 Incentive Compensation Plan shares authorized. These shares include 1,524,417 shares dedicated to incentive stock options issued but not exercised, and 324,763 shares dedicated to performance shares granted but not vested.

Refer to Note 13—Stock-Based Compensation for a discussion regarding our stock-based compensation plans.

9. PREFERRED STOCK

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

Preferred Stock
Preferred		Liquidation Preference
Series	Shares	Per Share		Call Price
Outstanding	Outstanding	Involuntary	Voluntary	Per Share

$4.80	150,000	$100	$101	$101
$4.25	70,600	$100	$105	$105
$5.00	60,000	$100	$102	$102

10. EARNINGS PER SHARE

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS assumes the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period (see Note 13—Stock-Based Compensation). The following table reflects the computation of our basic and diluted EPS for the fiscal years ended September 30, 2006, 2005 and 2004.

Basic and Diluted EPS
	Years Ended September 30,

(In thousands, except per share data)	2006	2005	2004

Basic earnings per average common share:
Income from continuing operations	$94,694	$106,072	$99,595
Loss from discontinued operations, net of income tax benefit	(7,116)	(2,579)	(2,958)

Net income applicable to common stock	$87,578	$103,493	$96,637

Average common shares outstanding—basic	48,773	48,688	48,640

Basic earnings per average common share:
Income from continuing operations	$1.94	$2.18	$2.05
Loss from discontinued operations	(0.14)	(0.05)	(0.06)

Basic earnings per average common share	$1.80	$2.13	$1.99

Diluted earnings per average common share:
Income from continuing operations	$94,694	$106,072	$99,595
Loss from discontinued operations, net of income tax benefit	(7,116)	(2,579)	(2,958)

Net income applicable to common stock	$87,578	$103,493	$96,637

Average common shares outstanding—basic	48,773	48,688	48,640
Stock-based compensation plans	132	320	207

Total average common shares outstanding—diluted	48,905	49,008	48,847

Diluted earnings per average common share:
Income from continuing operations	$1.94	$2.16	$2.04
Loss from discontinued operations	(0.15)	(0.05)	(0.06)

Diluted earnings per average common share	$1.79	$2.11	$1.98

For the fiscal year ended September 30, 2006, we had weighted average stock options outstanding totaling 363,000 shares that were not included in the calculation of diluted EPS as their effect would be anti-dilutive.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

11. INCOME TAXES

We file a consolidated federal income tax return. Our federal income tax returns for all years through September 30, 2002 have been reviewed and closed, or closed without review by the Internal Revenue Service. WGL Holdings and each of its subsidiaries also participate in a tax sharing agreement that establishes the method for allocating tax benefits from losses to various subsidiaries that are utilized on a consolidated federal income tax return. In fiscal year 2006, Washington Gas realized $1.4 million of tax savings from this tax sharing agreement that were reflected as a tax benefit on Washington Gas’ Statements of Income. The effect of this allocation of benefits to Washington Gas has no effect on our consolidated financial statements. During fiscal years 2005 and 2004, Washington Gas realized $1.0 million and $5.3 million, respectively, of tax savings as a result of this tax sharing agreement. State income tax returns are filed on a separate company basis in most states where we have operations and/or a requirement to file. For the District of Columbia, we file a consolidated return.

Our valuation allowance increased by $1.1 million during the fiscal year ended September 30, 2006, caused primarily by a capital loss on the sale of ACI. During the fiscal year ended September 30, 2004, we recognized tax benefits of $2.0 million from the release of a valuation allowance associated primarily with previously unrecognized capital losses. There were no such tax benefits recognized in fiscal years 2006 and 2005. A valuation allowance of $3.1 million and $2.0 million remained for unused tax benefits of capital losses as of September 30, 2006 and 2005, respectively.

The tables below provide the following for WGL Holdings and Washington Gas: (i) the components of income tax expense; (ii) a reconciliation between the statutory federal income tax rate and the effective income tax rate and (iii) the components of accumulated deferred income tax assets and liabilities at September 30, 2006 and 2005. These amounts do not include income taxes associated with discontinued operations.

WGL Holdings, Inc.
Components of Income Tax Expense
	Years Ended September 30,

(In thousands)	2006	2005	2004

INCOME TAX EXPENSE
Current:
Federal	$44,041	$46,745	$25,845
State	8,501	9,239	8,844

Total current	52,542	55,984	34,689

Deferred:
Federal
Accelerated depreciation	5,136	(769)	25,983
Other	894	2,171	(616)
State
Accelerated depreciation	2,188	6,142	2,308
Other	1,449	130	712

Total deferred	9,667	7,674	28,387

Amortization of investment tax credits	(896)	(897)	(897)

Total income tax expense	$61,313	$62,761	$62,179

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

WGL Holdings, Inc.
Reconciliation Between the Statutory Federal Income Tax Rate and Effective Tax Rate
	Years Ended September 30,

(In thousands)	2006		2005		2004

Income taxes at statutory federal income tax rate	$55,064	35.00%	$59,554	35.00%	$57,083	35.00%
Increases (decreases) in income taxes resulting from:
Accelerated depreciation less amount deferred	2,769	1.76	1,954	1.15	1,586	0.97
Amortization of investment tax credits	(896)	(0.57)	(897)	(0.53)	(897)	(0.55)
Cost of removal	(318)	(0.20)	(248)	(0.15)	(478)	(0.29)
State income taxes-net of federal benefit	7,056	4.48	7,546	4.43	6,816	4.18
Change in valuation allowance	–	–	(36)	(0.02)	(1,960)	(1.20)
Medicare D subsidy	(1,842)	(1.17)	(1,922)	(1.13)	(925)	(0.57)
Other items-net	(520)	(0.33)	(3,190)	(1.86)	954	0.58

Total income tax expense and effective tax rate	$61,313	38.97%	$62,761	36.89%	$62,179	38.12%

WGL Holdings, Inc.
Components of Deferred Income Tax Assets (Liabilities)
	At September 30,

(In thousands)	2006		2005

ACCUMULATED DEFERRED INCOME TAXES	Current	Non-current	Current	Non-current

Deferred Income Tax Assets:
Employee benefit costs	$5,542	$–	$5,142	$–
Uncollectible accounts	7,279	–	7,034	–
Inventory overheads	3,873	–	3,599	–
Capital gains/losses-net	3,106	–	2,005	–
Valuation allowance	(3,106)	–	(2,005)	–
Compensation & benefits	–	15,087	–	11,776
Customer advances	–	4,311	–	3,751
Other	330	546	792	2,078

Total assets	17,024	19,944	16,567	17,605

Deferred Income Tax Liabilities:
Pensions and other employee benefit costs	–	17,317	–	15,159
Accelerated depreciation and other plant related items	–	267,092	–	259,828
Losses/gains on reacquired debt	–	3,064	–	2,784
Income taxes recoverable through future rates	–	23,812	–	27,093
Deferred gas costs	5,664	3,692	2,789	3,033
Least-cost planning costs	–	685	–	1,668
Other	–	–	–	313

Total liabilities	5,664	315,662	2,789	309,878

Net accumulated deferred income tax assets (liabilities)	$11,360	$(295,718)	$13,778	$(292,273)

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Washington Gas Light Company
Components of Income Tax Expense
	Years Ended September 30,

(In thousands)	2006	2005	2004

INCOME TAX EXPENSE
Current:
Federal	$35,458	$38,205	$16,322
State	5,042	7,317	7,750

Total current	40,500	45,522	24,072

Deferred:
Federal
Accelerated depreciation	5,069	(689)	25,985
Other	4,689	(2,132)	1,644
State
Accelerated depreciation	2,188	6,142	2,308
Other	349	(557)	427

Total deferred	12,295	2,764	30,364

Amortization of investment tax credits	(893)	(893)	(892)

Total income tax expense	$51,902	$47,393	$53,544

Washington Gas Light Company
Reconciliation Between the Statutory Federal Income Tax Rate and Effective Tax Rate
	Years Ended September 30,

(In thousands)	2006		2005		2004

Income taxes at statutory federal income tax rate	$48,210	35.00%	$47,812	35.00%	$52,547	35.00%
Increases (decreases) in income taxes resulting from:
Accelerated depreciation less amount deferred	2,769	2.01	1,954	1.43	1,586	1.06
Amortization of investment tax credits	(893)	(0.65)	(893)	(0.65)	(892)	(0.59)
Cost of removal	(318)	(0.23)	(248)	(0.18)	(478)	(0.32)
State income taxes-net of federal benefit	5,872	4.26	5,827	4.27	6,138	4.09
Consolidated tax sharing allocation	(1,350)	(0.98)	(1,004)	(0.74)	(5,261)	(3.50)
Medicare D subsidy	(1,827)	(1.33)	(1,909)	(1.40)	(925)	(0.62)
Other items-net	(561)	(0.40)	(4,146)	(3.04)	829	0.54

Total income tax expense and effective tax rate	$51,902	37.68%	$47,393	34.69%	$53,544	35.66%

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Washington Gas Light Company
Components of Deferred Income Tax Assets (Liabilities)
	At September 30,

(In thousands)	2006		2005

ACCUMULATED DEFERRED INCOME TAXES	Current	Non-current	Current	Non-current

Deferred Income Tax Assets:
Employee benefit costs	$5,481	$–	$5,123	$–
Uncollectible accounts	6,834	–	6,231	–
Inventory overheads	3,873	–	3,599	–
Compensation & benefits	–	14,961	–	11,709
Customer advances	–	4,311	–	3,751
Other	789	–	793	3,769

Total assets	16,977	19,272	15,746	19,229

Deferred Income Tax Liabilities:
Pensions and other employee benefit costs	–	17,237	–	15,056
Accelerated depreciation and other plant related items	–	267,201	–	259,944
Losses/gains on reacquired debt	–	3,064	–	2,784
Income taxes recoverable through future rates	–	23,839	–	27,093
Deferred gas costs	5,664	3,692	2,789	3,034
Least-cost planning costs	–	685	–	1,668
Other	–	767	–	25

Total liabilities	5,664	316,485	2,789	309,604

Net accumulated deferred income tax assets (liabilities)	$11,313	$(297,213)	$12,957	$(290,375)

12.  PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

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

Washington Gas provides certain healthcare and life insurance benefits for retired employees. Substantially all employees of Washington Gas may become eligible for such benefits if they attain retirement status while working for Washington Gas. Washington Gas accounts for these benefits under the provisions of SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. Washington Gas elected to amortize the accumulated post-retirement benefit obligation of $190.6 million existing at the October 1, 1993 adoption date of this standard, known as the transition obligation, over a twenty-year period. In September 2005, Washington Gas announced changes to post-retirement medical benefits that reduced post-retirement benefit obligations by $34.3 million as of September 30, 2005. These changes will be effective January 1, 2007.

Certain of our subsidiaries offer defined-contribution savings plans to all eligible employees. These plans allow participants to defer on a pre-tax or after-tax basis, a portion of their salaries for investment in various alternatives. We make matching contributions to the amounts contributed by employees in accordance with the specific plan provisions. These contributions to the plans were $3.3 million, $3.1 million and $3.0 million during fiscal years 2006, 2005 and 2004, respectively.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Washington Gas uses a measurement date of September 30 for its pension, and retiree healthcare and life insurance benefit plans. The following table provides certain information about Washington Gas’ post-retirement benefits.

Post-Retirement Benefits
			Health and Life
(In millions)	Pension Benefits		Benefits

Years Ended September 30,	2006	2005	2006	2005

Change in benefit obligation
Benefit obligation at beginning of year	$691.2	$655.8	$404.8	$408.5
Service cost	10.5	10.2	10.2	10.4
Interest cost	37.2	36.8	21.8	23.0
Change in plan benefits	0.8	–	–	(34.3)
Acturarial (gain)/loss	(4.7)	24.6	33.1	15.9
Benefits paid	(37.6)	(36.2)	(21.5)	(18.7)

Benefit obligation at end of year	$697.4	$691.2	$448.4	$404.8

Change in plan assets
Fair value of plan assets at beginning of year	$691.7	$683.1	$197.4	$175.1
Actual return on plan assets	46.9	46.1	14.6	8.0
Company contributions	1.2	1.2	29.8	33.0
Expenses	(2.4)	(2.5)	–	–
Benefits paid	(37.5)	(36.2)	(21.5)	(18.7)

Fair value of plan assets at end of year	$699.9	$691.7	$220.3	$197.4

Funded status
Funded status of plan	$2.5	$0.5	$(228.1)	$(207.4)
Unrecognized actuarial net loss	42.8	44.8	201.7	179.3
Unrecognized prior service cost	11.9	13.3	–	–
Unrecognized transition obligation	–	–	10.1	11.6

Prepaid (accrued) benefit cost	$57.2	$58.6	$(16.3)	$(16.5)

Total amounts recognized on balance sheet(a)
Prepaid benefit cost	$76.2	$76.0	$–	$–
Accrued benefit liability	(26.6)	(23.3)	(16.3)	(16.5)
Accumulated other comprehensive loss	7.6	5.9	–	–

Total recognized	$57.2	$58.6	$(16.3)	$(16.5)

(a)	Excludes regulatory assets and liabilities.

The Accumulated Benefit Obligation (ABO) for the qualified pension plan was $611.5 million and $609.1 million at September 30, 2006 and 2005, respectively. The projected benefit obligation and ABO for the non-funded SERP, which had accumulated benefits in excess of plan assets, were $29.0 million and $26.6 million, respectively, as of September 30, 2006, and $26.7 million and $23.3 million, respectively, as of September 30, 2005. The SERP is reflected in the table above and has no assets.

At September 30, 2006, Washington Gas had recorded an additional minimum pension obligation of $7.6 million related to the SERP, with a corresponding amount recorded to “Accumulated other comprehensive loss-net of tax.” At September 30, 2005, Washington Gas had recorded an additional minimum pension obligation of $5.9 million related to the SERP.

The pre-tax amounts included in other comprehensive loss due to the increase in the minimum pension obligation related to the SERP were $1.7 million ($856,000 after income taxes), and $3.5 million ($2.3 million after income taxes) for the fiscal years ended September 30, 2006 and 2005, respectively.

Assets under the post-retirement benefit plans are valued using a method designed to spread realized and unrealized gains and losses over a period of five years. Each year, 20 percent of the prior five years’ asset gains and losses are recognized. The market-related

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

value of assets is set equal to the market value of assets less the following percentages of prior years’ realized and unrealized gains and losses on equities: 80 percent of the prior year, 60 percent of the second prior year, 40 percent of the third prior year and 20 percent of the fourth prior year.

Washington Gas employs a total return investment approach whereby a mix of equities, fixed income and other investments can be used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses through asset growth over the long run. Risk tolerance is established through consideration of plan liabilities, plan funded status, and corporate financial condition. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews.

The asset allocations for the qualified pension plan and healthcare and life insurance benefit trusts as of September 30, 2006 and 2005, and the weighted average target asset allocations as of September 30, 2006, by asset category, are as follows:

Post-Retirement Investment Allocations

	Pension Benefits			Health and Life Benefits

	Target	Actual		Target	Actual
	Allocation	Allocation		Allocation	Allocation

At September 30,	2006	2006	2005	2006	2006	2005

Asset Category
Equity(a)	60%	53%	50%	50%	49%	50%
Debt	35%	47%	50%	50%	51%	50%
Real Estate	5%	–	–	–	–	–

Total	100%	100%	100%	100%	100%	100%

(a)	None of WGL Holdings’ common stock is included in these plans.

Expected benefit payments, including benefits attributable to estimated future employee service, which are expected to be paid over the next ten years are as follows:

Expected Benefit Payments
	Pension	Health and Life
(In millions)	Benefits	Benefits

2007	$38.8	$20.0
2008	39.8	21.4
2009	40.8	22.9
2010	42.1	24.4
2011	43.6	25.8
2012–2016	243.8	152.9

During fiscal year 2007, Washington Gas does not expect to make any contributions related to its qualified pension plan. On August 17, 2006, the Pension Protection Act of 2006 (the Act) was signed into law. The Act, among other things, sets new funding requirements and new deduction limits for defined benefit pension plans. The new requirements will be phased in over time. The impact of this new legislation will be determined in the future based on how certain provisions are implemented through regulations and guidelines.

Washington Gas expects to make payments totaling $1.3 million in fiscal year 2007 to participants in its non-funded SERP. Washington Gas expects to contribute $32.7 million to its health and life insurance benefit plan during fiscal year 2007.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Components of Net Periodic Benefit Costs (Income)

(In millions)	Pension Benefits			Health and Life Benefits

Years Ended September 30,	2006	2005	2004	2006	2005	2004

Components of net periodic benefit costs (income)
Service cost	$10.5	$10.2	$10.3	$10.2	$10.4	$8.6
Interest cost	37.2	36.8	36.1	21.8	23.0	19.8
Expected return on plan assets	(50.6)	(51.8)	(52.3)	(14.3)	(13.2)	(12.1)
Recognized prior service cost	2.3	2.2	2.3	–	–	–
Recognized actuarial loss	3.3	1.2	1.0	10.3	8.9	4.1
Amortization of transition obligation	–	–	0.2	1.5	5.7	5.7

Net periodic benefit cost (income)	2.7	(1.4)	(2.4)	29.5	34.8	26.1

Amount allocated to construction projects	–	0.3	0.7	(3.8)	(3.9)	(4.7)
Amount deferred as regulatory asset (liability)–net	(4.1)	(3.4)	(2.7)	(0.7)	(1.8)	0.2

Amount charged (credited) to expense	$(1.4)	$(4.5)	$(4.4)	$25.0	$29.1	$21.6

As a sponsor of a retiree health care benefit plan that is at least actuarially equivalent to Medicare (Medicare Part D), Washington Gas is eligible to receive a federal subsidy under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. During the fiscal year ended September 30, 2006 Washington Gas received $236,000 attributable to the Medicare subsidy. This receipt was included as part of Washington Gas’ contribution to its retiree healthcare plan. Expected receipts attributable to the Medicare subsidy to be received over the next ten years are as follows:

Medicare Subsidy Receipts
Health and Life
(In millions)	Benefits

2007	$1.3
2008	1.4
2009	1.6
2010	1.7
2011	1.8
2012–2016	11.9

The weighted average assumptions used to determine net periodic benefit obligations and net periodic benefit costs were as follows:

Net Periodic Benefit Obligations Assumptions
	Pension Benefits		Health and Life Benefits

Years Ended September 30,	2006	2005	2006	2005

Discount rate	5.75%	5.50%	5.75%	5.50%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Net Periodic Benefit Cost Assumptions
	Pension Benefits			Health and Life Benefits

Years Ended September 30,	2006	2005	2004	2006	2005	2004

Discount rate	5.50%	5.75%	6.00%	5.50%	5.75%	6.00%
Expected long-term return on plan assets	8.25%	8.25%	8.25%	7.25%	7.25%	7.25%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%

Washington Gas determines the expected long-term rate of return by averaging the expected earnings for the target asset portfolio. In developing the expected rate of return assumption, Washington Gas evaluates an analysis of historical actual performance and long-term return projections, which gives consideration to our asset mix and anticipated length of obligation of our plan.

Washington Gas assumed the healthcare cost trend rates related to the APBO for Medicare and non-Medicare eligible retirees to be 10.96 percent and 9.25 percent, respectively, for both fiscal years 2006 and 2005. Washington Gas expects these rates to decrease gradually to 5.75 percent and 5.50 percent, respectively, in 2011 and remain at those levels thereafter.

The assumed healthcare trend rate has a significant effect on the amounts reported for the healthcare plans. A one percentage-point change in the assumed healthcare trend rate would have the following effects:

Healthcare Trends

	One	One
	Percentage-Point	Percentage-Point
(In millions)	Increase	Decrease

Increase (decrease) total service and interest cost components	$6.1	$(4.8)
Increase (decrease) post-retirement benefit obligation	$66.5	$(54.4)

In addition to the assumptions listed above, the measurement of net periodic benefit obligations and net periodic benefit costs are dependent on other factors such as mortality rates. Effective September 30, 2006, Washington Gas updated the mortality table it uses to develop its mortality rates to reflect more current life expectancy experience. This change did not have a significant effect on the net periodic benefit obligation of either the pension or the healthcare and life insurance benefit plans.

A significant portion of the estimated post-retirement medical and life insurance benefits apply to our regulated activities.

The Public Service Commission of the District of Columbia (PSC of DC) granted the recovery of post-retirement medical and life insurance benefit costs determined in accordance with GAAP through a five-year phase-in plan that ended September 30, 1998. Washington Gas deferred the difference generated during the phase-in period as a regulatory asset. Effective October 1, 1998, the PSC of DC granted Washington Gas full recovery of costs determined under GAAP, plus a fifteen-year amortization of the regulatory asset established during the phase-in period.

On September 28, 1995, the State Corporation Commission of Virginia (SCC of VA) issued a generic order that allowed Washington Gas to recover most costs determined under GAAP in rates over twenty years. The SCC of VA, however, set a forty-year recovery period of the transition obligation. As prescribed by GAAP, Washington Gas amortizes these costs over a twenty-year period.

The PSC of MD has not rendered a decision that specifically addresses recovery of post-retirement medical and life insurance benefit costs determined in accordance with GAAP. However, the PSC of MD has approved a level of rates sufficient to recover the costs determined under GAAP.

Post-retirement medical and life insurance benefit costs deferred as a regulatory asset at September 30, 2006 and 2005 were $9.3 million and $8.2 million, respectively.

Each regulatory commission having jurisdiction over Washington Gas requires it to fund amounts reflected in rates for post-retirement medical and life insurance benefits into irrevocable trusts. The expected pre-tax long-term rate of return on the assets in the trusts was 7.25 percent for fiscal years 2006, 2005 and 2004. Washington Gas assumes a 35.0 percent federal income tax rate to compute taxes on the taxable portion of the income in the trusts.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

13. STOCK-BASED COMPENSATION

  STOCK-BASED COMPENSATION FOR KEY EMPLOYEES

We have granted share-based awards in the form of stock options and performance shares under our shareholder-approved 1999 Incentive Compensation Plan, as amended and restated (1999 Plan). The 1999 Plan allows us to issue up to 2,000,000 shares of common stock to persons designated by the Human Resources Committee of the Board of Directors, including officers and key employees. For performance shares, we impose performance goals based on certain market conditions, which if unattained, may result in no performance shares being earned for the applicable performance period. Performance shares granted under the 1999 Plan generally vest over three years from the date of grant. At the end of the associated vesting period, the number of common shares issued related to performance shares depends upon our achievement of performance goals for total shareholder return relative to a selected peer group of companies. We also have granted stock options under the 1999 Plan at the market value of our common stock on the date of grant. Our stock options generally have a vesting period of three years, and expire ten years from the date of grant.

Both stock option and performance share awards provide for accelerated vesting upon change in control. Additionally, the stock options provide for accelerated vesting upon retirement, death or disability. We generally issue new shares of common stock in order to satisfy stock issuances related to both stock options and performance shares; however, we may, from time to time, repurchase shares of our common stock on the open market in order to satisfy these issuances.

For the year ended September 30, 2006, we recognized total stock-based compensation expense of $4.4 million, along with related income tax benefits of $1.8 million, in accordance with SFAS No. 123(R) which we adopted effective October 1, 2005 (refer to Note 1—Accounting Policies). For the years ended September 30, 2005 and 2004, we recognized total stock-based compensation expense of $3.4 million and $1.9 million, respectively, along with related income tax benefits of $1.2 million and $660,000, respectively, in accordance with APB Opinion No. 25.

As of September 30, 2006, there was $4.1 million of total unrecognized compensation expense related to share-based awards granted under the 1999 Plan. Performance shares and stock options comprised $2.9 million and $1.2 million of total unrecognized compensation expense, respectively. The total unrecognized compensation expense is expected to be recognized over a weighted average period of 1.6 years, which comprises 1.7 years and 1.5 years for performance shares and stock options, respectively. During the fiscal years ended September 30, 2006, 2005 and 2004, we paid $1.0 million, $415,000 and $254,000, respectively, for income taxes withheld in connection with the settlement of share-based awards.

  Performance Shares

The following table summarizes information regarding performance share activity under the 1999 Plan during the fiscal year ended September 30, 2006.

Performance Share Activity

	Year Ended
	September 30, 2006

		Weighted
		Average
	Number of	Grant-Date
	Shares(a)	Fair Value

Non-vested and outstanding, beginning of year	308,012	$27.87
Granted	108,251	$32.62
Vested	(88,180)	$23.91
Cancelled/forfeited	(3,320)	$31.32

Non-vested and outstanding, end of year	324,763	$30.49

(a)	The number of common shares issued related to performance shares may range from zero to 200 percent of the number of shares shown in the table above based on our achievement of performance goals for total shareholder return relative to a selected peer group of companies.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

The total intrinsic value of performance shares vested during the years ended September 30, 2006, 2005 and 2004 was $2.6 million, $1.0 million and $645,000, respectively. Performance shares non-vested and outstanding at September 30, 2006 had a weighted average remaining contractual term of 1.0 years.

We measure compensation expense related to performance shares based on the fair value of these awards at their date of grant. Compensation expense for performance shares is recognized for awards that ultimately vest, and is not adjusted based on the actual achievement of performance goals. We estimate the fair value of performance shares on the date of the grant using a Monte Carlo simulation model based on the following assumptions:

Fair Value Assumptions

Years Ended September 30,	2006	2005	2004

Expected stock-price volatility	17.63%	21.64%	19.04%
Dividend yield	4.1%	4.6%	4.6%
Risk-free interest rate	4.23%	1.71%	0.94%
Weighted average fair value of performance shares granted during the year	$32.62	$29.62	$29.28

Expected stock-price volatility is based on the daily historical volatility of our common shares for the past three fiscal years. The dividend yield represents our annualized dividend yield on the closing market price of our common stock at the date of grant. The risk-free interest rate is based on the zero-coupon U.S. Treasury bond, with a term equal to the three-year contractual term of the performance shares.

  Stock Options

The following table summarizes information regarding stock option activity under the 1999 Plan during the fiscal year ended September 30, 2006.

Stock Option Activity

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	Of	Exercise	Contractual	Intrinsic Value
	Options	Price	Term (In years)	(In thousands)

Outstanding at September 30, 2005	1,293,831	$26.76
Granted	357,742	$32.13
Exercised	(116,271)	$24.52
Cancelled/forfeited	(10,885)	$30.47

Outstanding at September 30, 2006	1,524,417	$28.17	6.95	$5,114

Exercisable at September 30, 2006	468,406	$25.51	4.51	$2,729

We received $2.9 million, $567,000, and $449,000 related to the exercise of stock options during the years ended September 30, 2006, 2005, and 2004, respectively. The actual tax benefit realized for the fiscal year ended September 30, 2006 was $274,000. No tax benefits were realized for the fiscal years ended September 30, 2005 and 2004.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

We measure compensation expense related to stock options based on the fair value of these awards at their date of grant. Compensation expense for stock options is recognized for awards that ultimately vest. We estimate the fair value of stock options on the date of the grant using the Black-Scholes option-pricing model based on the following assumptions:

Fair Value Assumptions

Years Ended September 30,	2006	2005	2004

Expected stock-price volatility	22.07%	21.64%	19.04%
Dividend yield	4.1%	4.6%	4.6%
Risk-free interest rate	4.26%	1.71%	0.94%
Expected option term	6.5 years	3 years	3 years
Weighted average fair value of stock options granted during the year	$5.51	$3.07	$2.26

Expected stock-price volatility is based on the daily historical volatility of our common shares over a period that approximates the expected term of the stock options. The dividend yield represents our annualized dividend yield on the closing market price of our common stock at the date of grant. The risk-free interest rate is based on the zero-coupon U.S. Treasury bond, with a term equal to the expected term of the stock options. The expected option term is based on our historical experience with respect to stock option exercises and expectations about future exercises.

  STOCK GRANTS TO DIRECTORS

Non-employee directors receive a portion of their annual retainer fee in the form of common stock through the Directors’ Stock Compensation Plan. Up to 120,000 shares of common stock may be awarded under the plan. Shares granted to directors totaled 8,400 in both fiscal years 2006 and 2005, and 8,000 for fiscal year 2004. For those years, the fair value of the stock on the grant dates was $30.55, $30.42 and $28.02, respectively. Shares awarded to the participants: (i) vest immediately and cannot be forfeited; (ii) may be sold or transferred and (iii) have voting and dividend rights.

14.	ENVIRONMENTAL MATTERS

We are subject to federal, state and local laws and regulations related to environmental matters. These evolving laws and regulations may require expenditures over a long timeframe to control environmental effects. Almost all of the environmental liabilities we have recorded are for costs expected to be incurred to remediate sites where we or a predecessor affiliate operated manufactured gas plants (MGP). Estimates of liabilities for environmental response costs are difficult to determine with precision because of the various factors that can affect their ultimate level. These factors include, but are not limited, to the following:

•	the complexity of the site;

•	changes in environmental laws and regulations at the federal, state and local levels;

•	the number of regulatory agencies or other parties involved;

•	new technology that renders previous technology obsolete or experience with existing technology that proves ineffective;

•	the level of remediation required and

•	variations between the estimated and actual period of time that must be dedicated to respond to an environmentally-contaminated site.

Washington Gas has identified up to ten sites where it or its predecessors may have operated MGPs. Washington Gas last used any such plant in 1984. In connection with these operations, we are aware that coal tar and certain other by-products of the gas manufacturing process are present at or near some former sites, and may be present at others. Based on the information available to us, we have concluded that none of the sites are likely to present an unacceptable risk to human health or the environment.

At one of the former MGP sites, studies show the presence of coal tar under the site and an adjoining property. Washington Gas has taken steps to control the movement of contaminants into an adjacent river by installing a water treatment system that removes

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

and treats contaminated groundwater at the site. Washington Gas received approval from governmental authorities for a comprehensive remediation plan for the majority of the site that will allow commercial development of Washington Gas’ property. Washington Gas has entered into an agreement with a national developer for the development of this site in phases. The first two phases have been completed, with Washington Gas retaining a ground lease on each phase. The owner of the affected adjoining property has issued a Record of Decision for that portion of the site, and Washington Gas will negotiate an agreement with the owner to perform the remediation. On September 21, 2006, governmental authorities notified Washington Gas of their desire to have the utility investigate and remediate river sediments in the area directly in front of the former MGP site. There has been no agreement among Washington Gas and governmental authorities as to the type and level of sediment investigation and remediation that should be undertaken for this area of the river; accordingly, we cannot estimate at this time the potential future costs of such investigation and remediation.

At a second former MGP site and on an adjacent parcel of land, Washington Gas developed a “monitoring-only” remediation plan for the site. This remediation plan received approval under a state voluntary closure program.

At the remaining eight sites, either the appropriate remediation is being undertaken, or no remediation should be necessary.

At September 30, 2006 and 2005, Washington Gas had a liability of $7.5 million and $8.0 million, respectively, on an undiscounted basis related to future environmental response costs, which included the estimated costs for the ten MGP sites. These estimates principally include the minimum liabilities associated with a range of environmental response costs expected to be incurred at the sites identified. At September 30, 2006 and 2005, Washington Gas estimated the maximum liability associated with all of its sites to be approximately $14.0 million and $14.5 million, respectively. The estimates were determined by Washington Gas’ environmental experts, based on experience in remediating MGP sites and advice from legal counsel and environmental consultants. Variations within the range of estimated liability result primarily from differences in the number of years that will be required to perform environmental response processes at each site and the extent of remediation that may be required.

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

At September 30, 2006 and 2005, Washington Gas reported a regulatory asset of $3.0 million and $3.2 million, respectively, for the portion of environmental response costs that are expected to be recoverable in future rates. Washington Gas does not expect that the ultimate impact of these matters will have a material adverse effect on its financial statements.

15.	COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

Minimum future rental payments under operating leases over the next five years and thereafter are as follows:

Minimum Payments Under Operating Leases
(In millions)
2007	$4.6
2008	4.5
2009	4.2
2010	3.0
2011	3.0
Thereafter	23.4

Total	$42.7

Rent expense totaled $4.3 million, $4.7 million and $3.8 million in fiscal years ended September 30, 2006, 2005 and 2004, respectively.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

     REGULATED UTILITY OPERATIONS

     Operating Issues in Prince George’s County, Maryland

On April 1, 2005, Washington Gas announced that it would address a significant increase in the number of natural gas leaks on its distribution system in a portion of Prince George’s County, Maryland. Washington Gas retained an engineering consulting firm to determine the reason for the increase in leaks in the affected area of Prince George’s County. Based on the work conducted to date by the consulting firm, there is a combination of three contributing factors to the higher leak rates of seals on couplings. However, the contributing factor that is unique to the affected area is the change in the gas composition resulting from a change in the gas supply arising from the reactivation of the Dominion Cove Point (Dominion or Cove Point) liquefied natural gas (LNG) terminal owned by Dominion Resources, Inc. The Cove Point gas has a lower concentration of heavy hydrocarbons (HHCs) than domestic natural gas. The consultant’s report indicated that a characteristic of the rubber material comprising the seals in the couplings is the ability of the seals to both adsorb and desorb HHCs. When seals are exposed to higher levels of HHCs, they swell in size and cause a tighter seal. However, when gas, such as the gas from the Cove Point terminal is introduced and it has a lower level of HHCs, the seals shrink in size and there is a greater propensity for those seals to cause the couplings to leak.

Also considered as potential contributing factors to the higher leak rate for seals of this nature are the age of the couplings and the colder ground temperature during the winter. However, both the age of the couplings and the colder ground temperatures are common to couplings in other areas of Washington Gas’ service territory where leak patterns have not been observed like those in the affected area of Prince George’s County. Thus, in our opinion, the relevant change that explains the higher incidence of leaks in the affected area of Prince George’s County is the composition of the gas resulting from the introduction of gas from the Cove Point LNG terminal.

Given the increase in the number of natural gas leaks experienced in the affected area of Prince George’s County, Maryland in fiscal year 2005, Washington Gas announced in that year that it would replace gas service lines and rehabilitate gas mains that contain the applicable mechanical couplings in the affected area of the distribution system in Prince George’s County (the rehabilitation project), with a projected date of completion by the end of December 2007. The original estimate of the cost of the rehabilitation project is $144 million. This cost estimate could differ materially from the actual costs incurred for the work associated with this project. As a result of the receipt of an Accounting Order dated June 1, 2005 from the PSC of MD, we are capitalizing all costs of encapsulating certain couplings on mains with respect to this rehabilitation project. This phase represents less than 10 percent of the total estimated cost of the rehabilitation project. However, the receipt of the order from the PSC of MD is not determinative of the ratemaking treatment, and the PSC of MD retains jurisdiction to adopt any ratemaking treatment it deems appropriate.

We consider the cost of the rehabilitation project described above necessary to provide safe and reliable utility service. We anticipate that costs such as these eventually will be recognized in the ratemaking process as reasonable. Washington Gas has not yet requested recovery of the capital expenditures and maintenance costs being incurred. However, we are considering the effect of these capital expenditures on Washington Gas’ ability to earn its allowed rate of return in Maryland, and we are evaluating the most appropriate options to enable full and timely recovery of, and return on, the amounts being expended. There can be no assurance at this time that recovery in rates will be allowed or at what point in time such recovery may begin to be reflected in rates. If Washington Gas is unable to recover from customers through the regulatory process all or some of these costs and its authorized rate of return on these costs, this could have a significant adverse effect on our financial condition, results of operations, and cash flows.

We anticipate that additional volumes of gas from the Cove Point terminal may flow through facilities in both the affected area of Prince George’s County and in other areas of Washington Gas’ distribution system as a result of a June 16, 2006 FERC order approving Dominion’s application to expand the capacity and output of the Cove Point terminal. As such, Washington Gas has examined potential approaches that will enable it to protect against the adverse effects of the Cove Point gas. The original $144 million cost estimate of the rehabilitation project previously discussed does not consider any costs that have been incurred to date or that will potentially be incurred associated with implementing any of these actions. Based upon the scientific evidence available to date, Washington Gas constructed the facilities necessary to inject HHCs into the gas stream at the gate station that exclusively receives gas from the Cove Point terminal and serves the affected area of Prince George’s County, Maryland where the increase in gas leaks had been observed. This facility became operational in January 2006 at a cost of approximately $3.2 million.

Laboratory tests have shown that the injection of HHCs into the type of gas coming from the Cove Point terminal can be effective in re-swelling the seals in couplings which increases their sealing force and, thus, reduces the propensity for the couplings to leak. Furthermore, since the injection facility became operational in January 2006, Washington Gas has been evaluating the

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

effectiveness of this HHC injection process on the couplings under field conditions. As of September 30, 2006, testing had concluded that the HHCs being injected at this gate station remain in the gas stream and are carried throughout that portion of the distribution system where Washington Gas intends for them to flow.

Washington Gas has observed a reduction in leak rates since the HHC injection facility became operational in January 2006. Given this observation, coupled with the results of the laboratory tests performed to date that support the effectiveness of the HHC injection process, we plan to modify the scope of work on the rehabilitation project through the 2006-2007 winter heating season and anticipate that the overall scope and original $144 million cost estimate of this project may be modified if the expected results materialize in the coming winter. Washington Gas will continue collecting and analyzing leak data in the affected area of Prince George’s County through the 2006-2007 winter heating season and we will continue performing special leak surveys before drawing a definitive conclusion regarding the level of effectiveness of the injection process and the overall scope and cost estimate of the rehabilitation project that ultimately will be incurred. Until such time, Washington Gas will continue its rehabilitation efforts within the affected area in Prince George’s County at modified levels and will concurrently continue its gas conditioning solution.

Washington Gas has begun the planning necessary to construct two additional facilities to inject HHCs at gate stations in anticipation that more gas from the Cove Point terminal may begin flowing into the interconnected pipelines in fiscal year 2008 or thereafter and, therefore, into other areas of Washington Gas’ distribution system. The estimated cost of each of the additional HHC injection facilities will range from an estimated $3 million to $4 million. Washington Gas expects that the cost of these facilities should be includible in the rate base upon which Washington Gas is allowed to earn an allowed rate of return. The estimated cost of these facilities does not include the cost of the purchase of HHCs. At September 30, 2006, Washington Gas had incurred $2.0 million of HHC purchasing costs, and had deferred $575,000 of these costs on the balance sheet as a regulatory asset to be recovered from customers in the future. Currently, Washington Gas is collecting the cost of HHCs in its Purchased Gas Charge (PGC) provision in the District of Columbia from its sales customers. Washington Gas currently is not collecting the cost allocable to Virginia or Maryland customers associated with the purchase of HHCs. The regulatory bodies having jurisdiction over Washington Gas’ rates will determine the ultimate amount that is recoverable from customers for the cost of these HHCs (refer to “Regulatory Matters”).

     Natural Gas Contracts—Minimum Commitments

At September 30, 2006, Washington Gas had service agreements with four pipeline companies that provided direct service for firm transportation and/or storage services. These agreements, which have expiration dates ranging from fiscal years 2007 to 2028, require Washington Gas to pay fixed charges each month. At September 30, 2006, Washington Gas had agreements for other pipeline and peaking services with expiration dates ranging from 2007 to 2027. These agreements were entered into based on current estimates of growth of the Washington Gas system, together with current expectations of the timing and extent of unbundling initiatives in the Washington Gas service territory.

The following table summarizes the minimum contractual payments that Washington Gas will make under its pipeline transportation contracts during the next five fiscal years and thereafter.

Washington Gas Contract Minimums

(In millions)	Pipeline Contracts

2007	$139.6
2008	146.0
2009	129.7
2010	123.0
2011	110.0
Thereafter	764.0

Total	$1,412.3

Not included in the table above are short-term minimum commitments of $168.2 million to purchase natural gas in fiscal year 2007, as well as a long-term obligation to purchase fixed quantities of natural gas totaling 109.5 million therms per year in fiscal years 2007 through 2010, and 54.6 million therms in fiscal year 2011. Prices for these quantities will be based on market conditions at the time the natural gas is purchased.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

When a customer selects a third-party marketer to provide supply, Washington Gas generally assigns pipeline and storage capacity to unregulated third-party marketers to deliver gas to Washington Gas’ city gate. In order to provide the gas commodity to customers who do not select an unregulated third-party marketer, Washington Gas has a commodity acquisition plan to acquire the natural gas supply to serve the customer.

In connection with this energy acquisition plan, Washington Gas utilizes an asset manager to acquire a portion of the necessary supply to serve these customers. Washington Gas’ commitment to the asset manager, when implementing its option to purchase gas supply through April 30, 2007, is at a market price that is tied to various public indices for natural gas. The contract commitment is related to customer demand, and there are no minimum bill commitments. Accordingly, there are no commitment amounts included in the table above.

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

Washington Gas has rate provisions in each of its jurisdictions that would allow it to continue to recover potential excess commitments in rates. Washington Gas also actively manages its supply portfolio to ensure its sales and supply obligations remain balanced. This reduces the likelihood that the contracted supply commitments would exceed supply obligations. However, to the extent Washington Gas were to determine that changes in regulation would cause it to discontinue recovery of these costs in rates, Washington Gas would be required to charge these costs to expense without any corresponding revenue recovery. If this occurred, depending upon the timing of the occurrence, the related impact on our financial position and results of operations would likely be significant.

     Regulatory Contingencies

Certain legal and administrative proceedings incidental to our business, including regulatory contingencies, involve WGL Holdings and/or its subsidiaries. In our opinion, we have recorded an adequate provision for probable losses or refunds to customers for regulatory contingencies related to these proceedings in accordance with SFAS No. 5, Accounting for Contingencies.

     District of Columbia Jurisdiction

On May 1, 2006, Washington Gas filed two tariff applications with the PSC of DC requesting approval of proposed revisions to the balancing charge provisions of its firm and interruptible delivery service tariffs that would permit the utility to recover from its delivery service customers the costs of HHCs that are being injected into Washington Gas’ natural gas distribution system. Washington Gas has been recovering the costs of HHCs from sales customers in the District of Columbia through its PGC provision in this jurisdiction. On October 2, 2006, the PSC of DC issued an order rejecting Washington Gas’ proposed tariff revisions until the PSC of MD concludes on its evidentiary hearing related to this matter which is scheduled to be held on February 6, 2007 (refer to “Maryland Jurisdiction” below). On October 12, 2006, Washington Gas filed a Motion for Clarification requesting that the PSC of DC affirm that Washington Gas can continue collecting HHC costs from sales customers through its PGC provision or to record such HHC costs incurred as a regulatory asset pending a ruling by the PSC of DC on future cost recovery. Pending the PSC of DC’s decision on the Motion for Clarification, Washington Gas continues to recover the costs of HHCs from sales customers in the District of Columbia through its PGC provision, and is recording these costs as a regulatory asset.

     Maryland Jurisdiction

Accounting Order.  On April 28, 2005, Washington Gas filed a request for an Accounting Order with the PSC of MD in connection with the rehabilitation project being performed in a portion of Prince George’s County, Maryland to address an increase in natural gas leaks (refer to the section entitled “Operating Issues in Prince George’s County, Maryland”). In this filing, Washington Gas requested that the PSC of MD issue an Accounting Order to ratify Washington Gas’ interpretation of the applicable regulatory guidelines regarding the accounting treatment of a portion of the rehabilitation project. Specifically, Washington Gas interpreted the guidelines to require it to record the estimated $13 million cost to encapsulate couplings on mains in the affected areas of Prince George’s County as a capital expenditure. After considering this matter at the June 1, 2005 Administrative Meeting of the PSC of MD, the PSC of MD granted Washington Gas’ request for an Accounting Order with the understanding that the accounting

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

treatment will not be determinative of future ratemaking treatment, and the PSC of MD retains jurisdiction to adopt any ratemaking treatment it deems appropriate.

Interruptible Transportation Service and RNA Mechanism.  On August 8, 2005, the PSC of MD approved an unopposed Stipulation and Agreement (Stipulation) that was previously filed with the PSC of MD by Washington Gas and three other participants. The Stipulation resolved outstanding issues from an October 31, 2003 Final Order issued by the PSC of MD regarding the manner in which interruptible transportation service is charged to Maryland customers (refer to the section above entitled “Regulated Service to Interruptible Customers” for a discussion of this service). As proposed in the Stipulation, the PSC of MD also approved Washington Gas’ implementation of a new RNA billing mechanism. The RNA mechanism is designed to stabilize the level of utility net revenues collected from Maryland customers by eliminating the effect of deviations in customer usage caused by variations in weather from normal levels and other factors such as conservation. The Stipulation also allows for the impact of the RNA mechanism on Washington Gas’ risk and rate of return to be evaluated in the next rate case. The RNA became effective on October 1, 2005. Washington Gas’ net income for the fiscal year ended September 30, 2006 reflects the effect of the RNA.

Disallowance of Purchased Gas Charges.  Washington Gas submitted to a routine review of its gas costs that were billed to customers in Maryland from September 2003 through August 2004. Each year, the PSC of MD reviews the annual gas costs collected from customers to determine if Washington Gas’ purchased gas costs are not justified because it failed to support that the charges incurred were based solely on increased costs of natural gas, or it failed to follow competitive and reasonable practices in procuring and purchasing natural gas. On March 14, 2006, a Hearing Examiner of the PSC of MD issued a proposed order approving purchased gas charges of Washington Gas for the twelve-month period ending August 2004, except for $4.6 million of such charges that the Hearing Examiner recommended be disallowed because, in the opinion of the Hearing Examiner, they were not reasonably and prudently incurred. Washington Gas filed a Notice of Appeal on April 12, 2006 and a Memorandum on Appeal on April 21, 2006 with the PSC of MD, asserting that the Hearing Examiner’s recommendation is without merit. A reply memorandum was filed on May 11, 2006. After consideration of these issues, we expect the PSC of MD to issue a Final Order. Over the past ten years, Washington Gas has incurred similar purchased gas charges which the PSC of MD has reviewed and approved as being reasonably and prudently incurred and therefore subject to recovery from customers. Among other issues included in the appeal, we reminded the PSC of MD of this prior recovery and requested that similar treatment be granted for this matter. During the fiscal year ended September 30, 2006, Washington Gas accrued a liability of $4.6 million (pre-tax) related to the proposed disallowance of these purchased gas charges. If the PSC of MD rules in Washington Gas’ favor, the liability recorded in the 2006 fiscal year for this issue will be reversed.

Recovery of Hexane costs.  In March 2006, Washington Gas began recovering the costs of HHCs that are being injected into its natural gas distribution system from Maryland sales customers through its PGC provision in Maryland. On April 28, 2006, Washington Gas filed an application with the PSC of MD requesting approval of proposed revisions to the balancing charge provisions of its firm and interruptible delivery service tariffs that would permit the utility to recover the cost of HHCs from its delivery service customers, as well as from its sales customers. On June 27, 2006, the PSC of MD issued an order that rejected Washington Gas’ proposed tariff revisions until an evidentiary hearing is held to further consider matters relating to the efficacy of the HHC injections in addressing existing leaks or in preventing additional leaks on Washington Gas’ distribution system (refer to the section entitled “Operating Issues in Prince George’s County, Maryland” ). In addition to ordering an evidentiary hearing, the PSC of MD directed Washington Gas to cease recovering HHC costs being recovered through the PGC provision, and to record costs that will be incurred in the future in a “pending” account for future regulatory disposition following the conclusion of the evidentiary hearing. The PSC of MD also indicated that the disposition of HHC costs collected previously through the PGC provision will be determined in the course of the evidentiary hearing which is scheduled to be held on February 6, 2007.

     Virginia Jurisdiction

Annual Earnings Test.  On December 18, 2003, the SCC of VA issued a Final Order in response to an application filed by Washington Gas on June 14, 2002 to increase annual revenues in Virginia. In connection with this Final Order, the SCC of VA ordered Washington Gas to reduce its rate base related to net utility plant by $28 million, which is net of accumulated deferred income taxes of $14 million, and to establish an equivalent regulatory asset that Washington Gas has done for regulatory accounting purposes only. This regulatory asset, which is presented within “Accumulated depreciation and amortization” on the balance sheets, represents the difference between the accumulated reserve for depreciation recorded on the books of Washington Gas and a theoretical reserve that was derived by the Staff of the SCC of VA (VA Staff) as part of its review of Washington Gas’ depreciation rates, less accumulated deferred income taxes. This regulatory asset is being amortized as a component of depreciation expense over

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

32 years pursuant to the Final Order. The SCC of VA provided for both a return on, and a return of, this regulatory asset established for regulatory accounting purposes.

In approving the treatment described in the preceding paragraph, the SCC of VA further ordered that an annual “earnings test” be performed to determine if Washington Gas has earned in excess of its allowed rate of return on common equity for its Virginia operations. The current procedure for performing this earnings test does not normalize the actual return on equity for the effect of weather over the applicable twelve-month period. To the extent that Washington Gas earns in excess of its allowed return on equity in any annual earnings test period, Washington Gas is required to increase depreciation expense (after considering the impact of income tax benefits), and increase the accumulated reserve for depreciation for the amount of the actual earnings in excess of the earnings produced by a 10.50 percent allowed return on equity. Under the SCC of VA’s requirements for performing earnings tests, if weather is warmer than normal in a particular annual earnings test period, Washington Gas is not allowed to restore any amount of earnings previously eliminated as a result of this earnings test. These annual earnings tests will be performed until the $28 million difference between the accumulated reserve for depreciation recorded on Washington Gas’ books and the theoretical reserve derived by the VA Staff, net of accumulated deferred income taxes, is eliminated or the level of the regulatory asset established for regulatory accounting purposes is adjusted as a result of a future depreciation study.

In accordance with a September 27, 2004 SCC of VA-approved stipulation involving Washington Gas and other participants, as discussed below, Washington Gas is required to file with the SCC of VA annual earnings test calculations based on a twelve-month period ended December 31. These annual calculations are being estimated by Washington Gas quarterly, and when appropriate, accounting adjustments are being recorded.

On April 27, 2006, Washington Gas filed an earnings test for the twelve months ended December 31, 2005. Washington Gas’ filing, which is subject to review by the applicable parties within the SCC of VA, indicated that it had not earned in excess of its allowed return on equity during the period of the earnings test. Washington Gas filed a general rate case application on September 15, 2006. The earnings test for the twelve-month period ended December 31, 2005 will be reviewed by the VA Staff in connection with its review of the September 15, 2006 rate application.

Expedited Rate Case and Stipulation.  On January 27, 2004, Washington Gas filed an expedited rate case with the SCC of VA to increase annual revenues in Virginia by $19.6 million. On February 26, 2004, based upon expedited rate case filing procedures, Washington Gas placed the proposed revenue increase into effect, subject to refund, pending the SCC of VA’s final decision in the proceeding.

On September 27, 2004, the SCC of VA issued a Final Order approving a proposed stipulation of six participants in the rate case that included Washington Gas and the VA Staff. The approved stipulation, among other things, included no change in Washington Gas’ annual base revenues, and maintained Washington Gas’ allowed rate of return on common equity of 10.50 percent and overall rate of return of 8.44 percent that had been previously approved by a December 18, 2003 Final Order. Washington Gas had recorded a provision for rate refunds equal to the full amount of revenues that had been collected subject to refund through the fiscal year ended September 30, 2004. Accordingly, there was no effect on earnings for fiscal year 2004 for the rates initially put into effect in February 2004. As discussed above, the stipulation also requires Washington Gas to file with the SCC of VA annual earnings test calculations based on a twelve-month period ended December 31.

     Depreciation Study

Washington Gas commissioned a depreciation expert to help prepare a depreciation rate study based on its property, plant and equipment balances as of December 31, 2005. This study was completed in October 2006 and indicates that Washington Gas’ depreciation rates should be reduced due to asset lives being extended beyond previously estimated lives. However, under regulatory requirements, these depreciation rates must be approved before they are placed into effect.

In Maryland and the District of Columbia, regulatory requirements prescribe that whenever depreciation rates are revised, there must be a corresponding revision to customer billing rates. Accordingly, the new depreciation rates in Maryland and the District of Columbia will not be placed into effect until a rate case proposal is approved enabling this change.

In connection with a pending rate case in Virginia, on November 8, 2006, Washington Gas filed with the SCC of VA that portion of the depreciation study related to the Virginia jurisdiction. Approval of the study is expected in early fiscal year 2007. The impact of the lower depreciation expense will lower the interim rates to be collected effective February 13, 2007 under the pending rate case. Accordingly, there will be no net income impact for the combined effect of lower revenues and lower depreciation expense

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

once those new customer billing rates go into effect. However, the regulatory requirements in Virginia will result in a retroactive accounting adjustment to record lower depreciation for the period from January 1, 2006 through the date on which the depreciation study is approved by the SCC of VA.

     NON-UTILITY OPERATIONS

WGEServices enters into contracts to purchase natural gas and electricity designed to match the duration of its sales commitments, and effectively to lock in a margin on estimated sales over the terms of existing sales contracts. As listed below, natural gas purchase commitments, which extend through fiscal year 2010, are based on existing fixed-price purchase contracts using city gate equivalent deliveries, the majority of which are for fixed volumes. Also listed below are electricity purchase commitments which extend through fiscal year 2011, and are based on existing fixed-price purchase commitments, all of which are for fixed volumes.

The following table summarizes the contractual obligations and minimum commitments of WGEServices for both natural gas and electricity for the next five years and thereafter:

WGEServices Contract Minimums

	Gas Purchase	Pipeline	Electric Purchase
(In millions)	Commitments(a)	Contracts	Commitments	Total

2007	$462.8	$1.9	$206.0	$670.7
2008	115.2	0.5	59.7	175.4
2009	28.0	0.2	14.6	42.8
2010	4.5	0.1	6.9	11.5
2011	–	0.1	2.7	2.8
Thereafter	–	–	–	–

Total	$610.5	$2.8	$289.9	$903.2

(a)	Represents fixed price commitments with city gate equivalent deliveries.

     Financial Guarantees

WGL Holdings has guaranteed payments primarily for certain purchases of natural gas and electricity made by WGEServices. At September 30, 2006, these guarantees totaled $327.8 million. Termination of these guarantees is coincident with the satisfaction of all obligations of WGEServices covered by the guarantees. WGL Holdings also issued guarantees totaling $4.0 million at September 30, 2006 that were made on behalf of certain of its non-utility subsidiaries associated with their banking transactions. Of the total guarantees of $331.8 million, $3.0 million, $13.0 million, $60,000 and $600,000 are due to expire on December 31, 2006, June 30, 2007, December 31, 2007 and February 29, 2008, respectively. The remaining guarantees of $315.1 million do not have specific maturity dates. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations imposed by the guarantees upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations that had been created under the guarantees prior to the effective date of the cancellation.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and estimated fair values of our financial instruments at September 30, 2006 and 2005. The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amount of current assets and current liabilities approximates fair value because of the short-term maturity of these instruments, and therefore are not shown in the table below.

Fair Value of Financial Instruments
At September 30,	2006		2005

	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value

Preferred stock	$28.2	$28.2	$28.2	$28.2
Long-term debt(a)	$576.3	$593.4	$584.2	$626.8

(a)	Excludes current maturities and unamortized discounts.

The carrying amount of preferred stock approximates fair value. The fair value of long-term debt was estimated based on the quoted market prices of U.S. Treasury issues having a similar term to maturity, adjusted for Washington Gas’ credit quality and the present value of future cash flows.

17. OPERATING SEGMENT REPORTING

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, we identify and report on operating segments under the “management approach.” Operating segments comprise revenue-generating components of an enterprise for which we produce separate financial information internally that we regularly use to make operating decisions and assess performance. We report three operating segments: (i) regulated utility; (ii) retail energy-marketing and (iii) commercial HVAC.

With approximately 92 percent of WGL Holdings’ consolidated total assets, the regulated utility segment is our core business and comprises Washington Gas and Hampshire. The regulated utility segment, through Washington Gas, provides regulated gas distribution services (including the sale and delivery of natural gas, meter reading, responding to customer inquiries, bill preparation and the construction and maintenance of its natural gas distribution system) to customers primarily in Washington, D.C. and the surrounding metropolitan areas in Maryland and Virginia. In addition to the regulated operations of Washington Gas, the regulated utility segment includes the operations of Hampshire, an underground natural gas storage company that is regulated under a cost of service tariff by the FERC and provides services exclusively to Washington Gas.

Through WGEServices, the retail energy-marketing segment sells natural gas and electricity directly to retail customers, both inside and outside of Washington Gas’ traditional service territory, in competition with unregulated gas and electricity marketers. Through WGESystems, the commercial HVAC segment designs, renovates and services mechanical heating, ventilating and air conditioning systems for commercial and governmental customers.

Certain of our activities are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and the activities do not fit into one of the segments contained in our financial statements. For purposes of segment reporting, these activities are aggregated in the category “Other Activities” of our non-utility operations as presented below in the Operating Segment Financial Information.

The same accounting policies applied in preparing our consolidated financial statements, as discussed in Note 1—Accounting Policies, also apply to the reported segments. While net income or loss is the primary criterion for measuring a segment’s performance, we also evaluate our operating segments based on other relevant factors, such as penetration into their respective markets and return

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

on invested capital. The following tables present operating segment information for the fiscal years ended September 30, 2006, 2005 and 2004.

Operating Segment Financial Information

		Non-Utility Operations
	Regulated	Retail Energy-		Other	Discontinued
(In thousands)	Utility	Marketing	HVAC	Activities	Operations	Eliminations	Consolidated

Year Ended September 30, 2006

Operating Revenues(a)	$1,637,491	$1,001,596	$13,138	$639	$–	$(14,981)	$2,637,883

Operating Expenses:
Cost of Energy-Related Sales	1,031,650	960,516	11,044	–	–	(14,981)	1,988,229
Operation	198,044	16,944	1,736	2,875	–	–	219,599
Maintenance	38,423	–	–	–	–	–	38,423
Depreciation and Amortization	92,712	333	10	–	–	–	93,055
General Taxes and Other Assessments: Revenue Taxes(a)	55,964	1,395	–	–	–	–	57,359
Other	40,726	(1,976)	49	29	–	–	38,828

Total Operating Expenses	1,457,519	977,212	12,839	2,904	–	(14,981)	2,435,493

Operating Income (Loss)	179,972	24,384	299	(2,265)	–	–	202,390
Other Income (Expenses)—Net	1,950	3	357	3,784	–	(2,853)	3,241
Interest Expense	44,026	3,172	–	3,959	–	(2,853)	48,304
Dividends on Washington Gas Preferred Stock	1,320	–	–	–	–	–	1,320
Income Taxes	51,977	7,900	206	1,230	–	–	61,313

Income (Loss) from Continuing Operations	84,599	13,315	450	(3,670)	–	–	94,694
Loss from Discontinued Operations, Net of Tax	–	–	–	–	(7,116)	–	(7,116)

Net Income (Loss) Applicable to Common Stock	$84,599	$13,315	$450	$(3,670)	$(7,116)	$–	$87,578

Total Assets	$2,574,186	$226,675	$12,061	$107,089	$–	$(128,605)	$2,791,406

Capital Expenditures/Investments(b)	$157,906	$1,849	$2	$–	$–	$–	$159,757

Year Ended September 30, 2005

Operating Revenues(a)	$1,402,905	$773,046	$9,482	$1,425	$–	$(23,515)	$2,163,343

Operating Expenses:
Cost of Energy-Related Sales	796,413	705,022	8,500	–	–	(23,515)	1,486,420
Operation	201,633	16,049	2,209	2,740	–	(5)	222,626
Maintenance	39,949	–	–	–	–	–	39,949
Depreciation and Amortization	89,859	254	22	–	–	–	90,135
General Taxes and Other Assessments:
Revenue Taxes(a)	58,170	12,092	–	–	–	–	70,262
Other	40,478	2,210	57	41	–	–	42,786

Total Operating Expenses	1,226,502	735,627	10,788	2,781	–	(23,520)	1,952,178

Operating Income (Loss)	176,403	37,419	(1,306)	(1,356)	–	5	211,165
Other Income (Expenses)—Net	1,159	12	191	1,499	–	(570)	2,291
Interest Expense	41,600	749	203	1,316	–	(565)	43,303
Dividends on Washington Gas Preferred Stock	1,320	–	–	–	–	–	1,320
Income Tax Expense (Benefit)	47,150	14,388	(4)	1,227	–	–	62,761

Income (Loss) from Continuing Operations	87,492	22,294	(1,314)	(2,400)	–	–	106,072
Loss from Discontinued Operations, Net of Tax	–	–	–	–	(2,579)	–	(2,579)

Net Income (Loss) Applicable to Common Stock	$87,492	$22,294	$(1,314)	$(2,400)	$(2,579)	$–	$103,493

Total Assets	$2,451,831	$154,964	$10,921	$38,698	$10,346	$(65,679)	$2,601,081

Capital Expenditures/Investments(b)	$112,036	$730	$2	$–	$–	$–	$112,768

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Operating Segment Financial Information
		Non-Utility Operations
	Regulated	Retail Energy-		Other	Discontinued
(In thousands)	Utility	Marketing	HVAC	Activities	Operations	Eliminations	Consolidated

Year Ended September 30, 2004

Operating Revenues(a)	$1,293,675	$789,859	$6,963	$1,673	$–	$(25,727)	$2,066,443

Operating Expenses:
Cost of Energy-Related Sales	694,639	744,021	7,251	–	–	(25,671)	1,420,240
Operation	186,823	20,404	2,980	3,807	–	(56)	213,958
Maintenance	44,178	–	–	–	–	–	44,178
Depreciation and Amortization	91,510	218	21	43	–	–	91,792
General Taxes and Other Assessments:
Revenue Taxes(a)	50,079	9,231	–	–	–	–	59,310
Other	36,544	2,226	47	29	–	–	38,846

Total Operating Expenses	1,103,773	776,100	10,299	3,879	–	(25,727)	1,868,324

Operating Income (Loss)	189,902	13,759	(3,336)	(2,206)	–	–	198,119
Other Income (Expenses)—Net	2,237	159	98	7,314	–	(700)	9,108
Interest Expense	43,141	714	–	978	–	(700)	44,133
Dividends on Washington Gas Preferred Stock	1,320	–	–	–	–	–	1,320
Income Tax Expense (Benefit)	58,727	4,924	(800)	(672)	–	–	62,179

Income (Loss) from Continuing Operations	88,951	8,280	(2,438)	4,802	–	–	99,595
Loss from Discontinued Operations, Net of Tax	–	–	–	–	(2,958)	–	(2,958)

Net Income (Loss) Applicable to Common Stock	$88,951	$8,280	$(2,438)	$4,802	$(2,958)	$–	$96,637

Total Assets	$2,333,114	$152,816	$10,807	$86,347	$11,838	$(88,668)	$2,506,254

Capital Expenditures/Investments(b)	$108,328	$56	$4	$–	$–	$–	$108,388

(a)	Operating revenues are reported gross of revenue taxes. Revenue taxes of both the regulated utility and the retail energy-marketing segments include gross receipts taxes. Revenue taxes of the regulated utility segment also include PSC fees, franchise fees and energy taxes.
(b)	Excludes capital expenditures of discontinued operations totaling $158,000, $244,000 and $154,000 for fiscal years ended September 30, 2006, 2005 and 2004, respectively.

18.	RELATED PARTY TRANSACTIONS

WGL Holdings and its subsidiaries engage in transactions among each other during the ordinary course of business. Intercompany transactions and balances have been eliminated from the consolidated financial statements of WGL Holdings.

Washington Gas provides accounting, treasury, legal and other administrative and general support to affiliates, and has filed consolidated tax returns that include affiliated taxable transactions. The actual costs of these services are billed to the appropriate affiliates and to the extent such billings are not yet paid, they are reflected in “Receivables from associated companies” on Washington Gas’ balance sheets. Washington Gas does not recognize revenues or expenses associated with providing these services.

In connection with billing for unregulated third-party marketers and with other miscellaneous billing processes, Washington Gas collects cash on behalf of affiliates and transfers the cash as quickly as reasonably possible. Cash collected by Washington Gas on behalf of its affiliates but not yet transferred is recorded in “Payables to associated companies” on Washington Gas’ balance sheets. These transactions recorded by Washington Gas impact the balance sheet only.

At September 30, 2006 and 2005, Washington Gas’ balance sheets reflected a receivable from associated companies of $1.1 million and $8.1 million, respectively. At September 30, 2006 and 2005, Washington Gas’ balance sheets reflected a payable to associated companies of $17.3 million and $18.6 million, respectively.

Additionally, Washington Gas provides gas balancing services related to storage, injections, withdrawals and deliveries to all energy marketers participating in the sale of natural gas on an unregulated basis through the customer choice programs that operate in its service territory. These balancing services include the sale of natural gas supply commodities related to various peaking arrangements contractually supplied to Washington Gas and then partially allocated and assigned by Washington Gas to the energy marketers, including WGEServices. Washington Gas records revenues for these balancing services pursuant to tariffs approved by the appropriate regulatory bodies. In conjunction with such services and the related sales and purchases of natural gas, Washington Gas

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

charged WGEServices, an affiliated energy marketer, $15.0 million, $23.5 million and $25.7 million for the fiscal years ended September 30, 2006, 2005 and 2004, respectively. These related party amounts have been eliminated in the consolidated financial statements of WGL Holdings.

WGEServices has recognized an accounts receivable from Washington Gas in the amount of $10.3 million and $2.7 million at September 30, 2006 and 2005, respectively, related to imbalance gas transactions as described in Note 1—Accounting Policies. Due to regulatory treatment, these receivables are not eliminated in the consolidated financial statements of WGL Holdings.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of WGL Holdings, Inc.

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of WGL Holdings, Inc. and subsidiaries (the “Company”) as of September 30, 2006 and 2005, and the related consolidated statements of income, common shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15 under Schedule II. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of WGL Holdings, Inc. and subsidiaries as of September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R) “Share Based Payment”, effective October 1, 2005 and FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” as of September 30, 2006. Also as discussed in Note 1, during the year ended September 30, 2006 the Company revised the format of its consolidated statements of income. All prior periods have been revised to be consistent with the 2006 presentation. This revision to the income statement presentation did not impact previously reported net income or net income per share.

As discussed in Note 2, the Company discontinued its operations in American Combustion Industries, Inc. (“ACI”), part of its HVAC Segment, in June 2006 and completed the sale of ACI in September 2006. The loss on sale and results prior to the sale are included in loss from discontinued operations in the accompanying consolidated financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 14, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

McLean, Virginia
December 14, 2006

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Washington Gas Light Company

We have audited the accompanying balance sheets and statements of capitalization of Washington Gas Light Company (the “Company”) as of September 30, 2006 and 2005, and the related statements of income, common shareholder’s equity, and cash flows for each of the three years in the period ended September 30, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15 under Schedule II. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Washington Gas Light Company as of September 30, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R) “Share Based Payment”, effective October 1, 2005 and FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” as of September 30, 2006. Also as discussed in Note 1, during the year ended September 30, 2006, the Company revised the format of its statements of income. All prior periods have been revised to be consistent with the 2006 presentation. This revision to the income statement presentation did not impact previously reported net income.

DELOITTE & TOUCHE LLP

McLean, Virginia
December 14, 2006

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (concluded)

SUPPLEMENTARY FINANCIAL INFORMATION (Unaudited)

QUARTERLY FINANCIAL DATA

All adjustments necessary for a fair presentation have been included in the quarterly information provided below. Due to the seasonal nature of our business, we report substantial variations in operations on a quarterly basis.

	Quarter Ended

(In thousands, except per share data)	December 31	March 31(a)	June 30	September 30(b,c)

Fiscal Year 2006(b)
Operating revenues	$902,947	$1,064,404	$346,921	$323,611
Operating income	85,473	105,172	9,546	2,199
Income (loss) from continuing operations	45,252	57,254	(584)	(7,228)
Net income (loss) (applicable to common stock)	44,386	56,883	(1,824)	(11,867)
Earnings (loss) per average share of common stock:
Basic:(d)
Income (loss) from continuing operations	0.93	1.17	(0.01)	(0.15)
Net income (loss) (applicable to common stock)	0.91	1.17	(0.04)	(0.24)
Diluted:(d)
Income (loss) from continuing operations	0.93	1.17	(0.01)	(0.15)
Net income (loss) (applicable to common stock)	0.91	1.16	(0.04)	(0.24)
Fiscal Year 2005(b)
Operating revenues	$617,238	$924,355	$343,265	$278,485
Operating income (loss)	81,121	140,548	(295)	(10,209)
Income (loss) from continuing operations	43,649	80,231	(7,407)	(10,401)
Net income (loss) (applicable to common stock)	43,132	79,946	(8,193)	(11,392)
Earnings (loss) per average share of common stock:
Basic:(d)
Income (loss) from continuing operations	0.90	1.65	(0.15)	(0.21)
Net income (loss) (applicable to common stock)	0.89	1.64	(0.17)	(0.23)
Diluted:(d)
Income (loss) from continuing operations	0.89	1.64	(0.15)	(0.21)
Net income (loss) (applicable to common stock)	0.88	1.63	(0.17)	(0.23)

(a)	Quarter ended March 31, 2006 included a charge of $4.6 million (pre-tax), or $0.06 per share, recorded by our regulated utility segment related to a proposed order from a Hearing Examiner of the PSC of MD that recommends the disallowance of certain natural gas costs incurred by Washington Gas and collected from customers in a prior fiscal year. Quarter ended March 31, 2006 also included income of $3.1 million (pre-tax), or $0.04 per share, related to fees that were previously assessed to our retail energy-marketing segment by the PSC of DC stemming from a favorable court decision resulting from our appeal of these fees.

(b)	On September 29, 2006, we sold all of the outstanding shares of common stock of ACI, previously reported as part of our commercial HVAC business segment. ACI has been reported as a discontinued operation of WGL Holdings and, accordingly, its operating results have been presented separately from our continuing operations for all 2006 and 2005 periods presented. Quarter ended September 30, 2006 also includes a $3.6 million, or $0.08 per share, after-tax loss that resulted from the sale of ACI.

(c)	Quarter ended September 30, 2005 included adjustments attributable to prior quarters of fiscal year 2005 and prior fiscal years that improved net income by $1.0 million (after tax), or $0.02 per share. We recognized the effect of the prior period adjustments in the fourth quarter of fiscal year 2005, as the effect of these adjustments, both individually and in the aggregate, was not material to the current or prior fiscal years, or to interim periods.

(d)	The sum of quarterly per share amounts may not equal annual per share amounts as the quarterly calculations are based on varying numbers of common shares.

WGL Holdings, Inc.
Washington Gas Light Company
Part II

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Senior management, including the Chairman and Chief Executive Officer and the Vice President and Chief Financial Officer, evaluated the effectiveness of WGL Holdings’ and Washington Gas’ disclosure controls and procedures as of September 30, 2006. Based on this evaluation process, the Chairman and Chief Executive Officer and the Vice President and Chief Financial Officer have concluded that WGL Holdings’ and Washington Gas’ disclosure controls and procedures were effective as of September 30, 2006.

  MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of WGL Holdings, Inc. and its consolidated subsidiaries (WGL Holdings) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. WGL Holdings’ internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (GAAP).

Because of the inherent limitations of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of controls, material misstatements may not be prevented or detected on a timely basis. Accordingly, even internal controls determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Furthermore, projections of any evaluation of the effectiveness to future periods are subject to the risk that such controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of WGL Holdings’ internal control over financial reporting as of September 30, 2006 based upon the criteria set forth in a report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management has concluded that WGL Holdings maintained effective internal control over financial reporting as of September 30, 2006.

Management’s assessment of the effectiveness of WGL Holdings’ internal control over financial reporting as of September 30, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm and auditor of WGL Holdings’ consolidated financial statements, as stated in their report which is included herein.

  CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Registrants’ internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

WGL Holdings, Inc.
Washington Gas Light Company
Part II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of WGL Holdings, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that WGL Holdings, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and the financial statement schedule as of and for the year ended September 30, 2006 of the Company and our report dated December 14, 2006 (which report includes explanatory paragraphs relating to the Company’s adoption in fiscal 2006 of Statement of Financial Accounting Standards No. 123(R) “Share Based Payment” and FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”, the Company’s revision in the format of its consolidated statements of income, and the discontinued operations presentation of American Combustion Industries, Inc. (“ACI”), part of its HVAC Segment) expressed an unqualified opinion on those financial statements and the financial statement schedule.

DELOITTE & TOUCHE LLP

McLean, Virginia
December 14, 2006

WGL Holdings, Inc.
Washington Gas Light Company
Part II

ITEM 9B. OTHER INFORMATION

None.

WGL Holdings, Inc.
Washington Gas Light Company
Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

Information concerning the Company’s Board of Directors and the audit committee financial expert contained in WGL Holdings’ definitive Proxy Statement  and Washington Gas’ definitive Information Statement  for the March 1, 2007 Annual Meeting of Shareholders is hereby incorporated by reference. Information related to Executive Officers is reflected in Part I hereof.

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning Executive Compensation contained in WGL Holdings’ definitive Proxy Statement  and Washington Gas’ definitive Information Statement for the March 1, 2007 Annual Meeting of Shareholders is hereby incorporated by reference. Information related to Executive Officers as of September 30, 2006 is reflected in Part I hereof.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information captioned Security Ownership of Management and Certain Beneficial Owners and the information captioned Equity Compensation Plan Information in WGL Holdings’ definitive Proxy Statement and Washington Gas’ definitive Information Statement for the March 1, 2007 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information captioned Fiscal Years 2006 and 2005 Audit Firm Fee Summary in WGL Holdings’ definitive Proxy Statement  and Washington Gas’ definitive Information Statement  for the March 1, 2007 Annual Meeting of Shareholders is hereby incorporated by reference.

WGL Holdings, Inc.
Washington Gas Light Company
Part IV
Item 15. Exhibits and Financial Statement Schedules

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Schedule/
Exhibit	Description

II	Valuation and Qualifying Accounts and Reserves for the years ended September 30, 2006, 2005 and 2004—WGL Holdings, Inc.

Valuation and Qualifying Accounts and Reserves for the years ended September 30, 2006, 2005 and 2004—Washington Gas Light Company.

(a)(3)	Exhibits
Exhibits Filed Herewith:

Articles of Incorporation and Bylaws:

3.1	Bylaws of WGL Holdings, Inc. as amended on February 6, 2006.

3.2	Bylaws of Washington Gas Light Company as amended on September 27, 2006.

10	Material Contracts:

10.1	Employment Agreement between Washington Gas Light Company and Mr. Adrian P. Chapman, as defined in Item 402(a)(3) of Regulation S-K, dated November 1, 2000.*

12.1	Computation of Ratio of Earnings to Fixed Charges—WGL Holdings, Inc.

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—WGL Holdings, Inc.

12.3	Computation of Ratio of Earnings to Fixed Charges—Washington Gas Light Company.

12.4	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—Washington Gas Light Company.

21	Subsidiaries of WGL Holdings, Inc.

23	Consent of Deloitte & Touche LLP.

24	Power of Attorney

31.1	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer, and Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

WGL Holdings, Inc.
Washington Gas Light Company
Part IV
Item 15. Exhibits and Financial Statement Schedules (continued)

Schedule/
Exhibit	Description

(a)(3)	Exhibits (continued)

Exhibits Incorporated by Reference:

2	Plan of Merger between WGL Holdings, Inc. and Washington Gas Light Company, filed on Form S-4 dated February 2, 2000.

3	Articles of Incorporations & Bylaws:

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

Gas transportation and storage contracts

Service Agreement, effective November 1, 2005, with Columbia Gulf Transmission Company related to Firm Transportation Service, filed as Exhibit 10.1 to Form 10-K for the fiscal year ended September 30, 2005.

Service Agreement, effective November 1, 2005, with Columbia Gas Transmission Corporation related to Firm Storage Service (Agreement 85037), filed as Exhibit 10.2 to Form 10-K for the fiscal year ended September 30, 2005.

Service Agreement, effective November 1, 2005, with Columbia Gas Transmission Corporation related to Storage Service (Agreement 85038), filed as Exhibit 10.3 to Form 10-K for the fiscal year ended September 30, 2005.

Service Agreement, effective November 1, 2005, with Columbia Gas Transmission Corporation related to Firm Transportation Service (Agreement 85036), filed as Exhibit 10.4 to Form 10-K for the fiscal year ended September 30, 2005.

Service Agreement, effective November 1, 2005, with Cove Point LNG FPS—2 related to Peaking Service, filed as Exhibit 10.5 to Form 10-K for the fiscal year ended September 30, 2005.

Service Agreement, effective November 1, 2005, with Cove Point LNG FPS—3 related to Peaking Service, filed as Exhibit 10.6 to Form 10-K for the fiscal year ended September 30, 2005.

Service Agreement, effective May 1, 2005, as amended, with Dominion Cove Point LNG, LP related to Firm Transportation Service, filed as Exhibit 10.2 to Form 10-K for the fiscal year ended September 30, 2004.

Service Agreement, effective November 1, 2004, with Dominion Transmission Inc. related to Firm Transportation Service from the Mid Atlantic project, filed as Exhibit 10.5 to Form 10-K for the fiscal year ended September 30, 2004.

Service Agreement, renegotiated and effective June 1, 2004, as amended, with Columbia Gas Transmission Corporation related to Firm Storage Service, filed as Exhibit 10.7 to Form 10-K for the fiscal year ended September 30, 2004. (Agreement 78844)

Service Agreement, renegotiated and effective June 1, 2004, as amended, with Columbia Gas Transmission Corporation related to Firm Storage Service, filed as Exhibit 10.7 to Form 10-K for the fiscal year ended September 30, 2004. (Agreement 78845)

WGL Holdings, Inc.
Washington Gas Light Company
Part IV
Item 15. Exhibits and Financial Statement Schedules (continued)

Schedule/
Exhibit	Description

(a)(3)	Exhibits (continued)

Service Agreement, renegotiated and effective June 1, 2004, as amended, with Columbia Gas Transmission Corporation related to Firm Storage Service, filed as Exhibit 10.7 to Form 10-K for the fiscal year ended September 30, 2004. (Agreement 78846)

Service Agreement, renegotiated and effective June 1, 2004, as amended, with Columbia Gas Transmission Corporation related to Storage Service filed as Exhibit 10.8 to Form 10-K for the fiscal year ended September 30, 2004. (Agreement 78838)

Service Agreement, renegotiated and effective June 1, 2004, as amended, with Columbia Gas Transmission Corporation related to Storage Service filed as Exhibit 10.8 to Form 10-K for the fiscal year ended September 30, 2004. (Agreement 78839)

Service Agreement, renegotiated and effective June 1, 2004, as amended, with Columbia Gas Transmission Corporation related to Storage Service filed as Exhibit 10.8 to Form 10-K for the fiscal year ended September 30, 2004. (Agreement 78840)

Service Agreement, renegotiated and effective June 1, 2004, as amended, with Columbia Gas Transmission Corporation related to Firm Transportation Service, filed as Exhibit 10.9 to Form 10-K for the fiscal year ended September 30, 2004. (Agreement 78834)

Service Agreement, renegotiated and effective June 1, 2004, as amended, with Columbia Gas Transmission Corporation related to Firm Transportation Service, filed as Exhibit 10.9 to Form 10-K for the fiscal year ended September 30, 2004. (Agreement 78835)

Service Agreement, renegotiated and effective June 1, 2004, as amended, with Columbia Gas Transmission Corporation related to Firm Transportation Service, filed as Exhibit 10.9 to Form 10-K for the fiscal year ended September 30, 2004. (Agreement 78836)

Service Agreement, effective January 1, 1996, with Transcontinental Gas Pipe Line Corporation related to Firm Transportation Service, filed as Exhibit 10.11 to Form 10-K for the fiscal year ended September 30, 2004.

Service Agreement effective November 1, 2002 with the Transcontinental Gas Pipe Line Corporation for the MarketLink Firm Transportation Capacity, filed as Exhibit 10.1 to Form 10-K for the fiscal year ended September 30, 2003.

Service Agreement effective October 1, 1993 with Transcontinental Gas Pine Line Corporation related to General Storage Service filed as Exhibit 10.3 to Form 10-K for the fiscal year ended September 30, 1993.

Service Agreement effective October 1, 1993 with Dominion Transmission, Inc. related to Firm Transportation Service, filed as Exhibit 10.11 to Form 10-K for the fiscal year ended September 30, 1993.

Service Agreement effective October 1, 1993 with Dominion Transmission, Inc. related to General Storage Service, filed as Exhibit 10.13 to Form 10-K for the fiscal year ended September 30, 1993.

Service Agreement effective August 1, 1991 with Transcontinental Gas Pipe Line Corporation related to Washington Storage Service, filed as Exhibit 10.16 to Form 10-K for the fiscal year ended September 30, 1993.

Management Contracts with Executive Officers and Directors

WGL Holdings, Inc. 1999 Incentive Compensation Plan, as amended and restated as of March 5, 2003, filed as Exhibit 10.15 to Form 10-K for the fiscal year ended September 30, 2004.*

Form of Nonqualified Stock Option Award Agreement, filed as Exhibit 10.01 to Form 8-K dated October 5, 2004.*

Form of Performance Share Award Agreement, filed as Exhibit 10.02 to Form 8-K dated October 5, 2004.*

WGL Holdings, Inc.
Washington Gas Light Company
Part IV
Item 15. Exhibits and Financial Statement Schedules (concluded)

Schedule/
Exhibit	Description

(a)(3)	Exhibits (continued)

Employment Agreement between Washington Gas Light Company and Ms. Beverly J. Burke, as defined in Item 402(a)(3) of Regulation S-K, dated December 14, 2001, filed as Exhibit 10.2 to Form 10-K for the fiscal year ended September 30, 2003.*

Employment Agreement between Washington Gas Light Company and Mr. Thomas F. Bonner, as defined in Item 402(a)(3) of Regulation S-K, dated April 29, 2002, filed as Exhibit 10.3 to Form 10-K for the fiscal year ended September 30, 2003.*

Employment Agreement between Washington Gas Light Company and Mr. Terry D. McCallister, as defined in Item 402(a)(3) of Regulation S-K, filed as Exhibit 10.1 to Form 10-K in the fiscal year ended September 30, 2001.*

WGL Holdings, Inc. and Washington Gas Light Company Deferred Compensation Plan for Outside Directors, adopted December 18, 1985, and amended as of November 1, 2000, filed as Exhibit 10.2 to Form 10-K in the fiscal year ended September 30, 2001.*

Employment Agreement between Washington Gas Light Company and Mr. Frederic M. Kline, as defined in Item 402(a)(3) of Regulation S-K, filed as Exhibit 10.5 to Form 10-K in the fiscal year ended September 30, 2001.*

Employment Agreement between Washington Gas Light Company and Mr. James H. DeGraffenreidt, Jr., as defined in Item 402(a)(3) of Regulation S-K, filed as Exhibit 10.7 to Form 10-K in the fiscal year ended September 30, 2001.*

Washington Gas Light Company Supplemental Executive Retirement Plan amended November 1, 2000, filed as Exhibit 10.8 to Form 10-K in the fiscal year ended September 30, 2001.*

WGL Holdings, Inc. Long-Term Incentive Compensation Plan, adopted June 28, 1989, amended as of November 1, 2000, filed as Exhibit 10.9 to Form 10-K in the fiscal year ended September 30, 2001.*

Debt and Credit Agreements

Amended and Restated Credit Agreement dated as of September 30, 2005 among WGL Holdings, Inc., the Lenders, The Bank of New York, as administrative agent; Wachovia Bank, National Association, as syndication agent; Bank of Tokyo-Mitsubishi Trust Company, Citibank, N.A., and SunTrust Bank, as documentation agents; and Wachovia Capital Markets, LLC, as lead arranger and book runner. Filed as Exhibit 10.1 to Form 8-K dated October 6, 2005.

Amended and Restated Credit Agreement dated as of September 30, 2005 among Washington Gas Light Company, the Lenders, The Bank of New York, as administrative agent; Wachovia Bank, National Association, as syndication agent; Bank of Tokyo-Mitsubishi Trust Company, Citibank, N.A., and SunTrust Bank, as documentation agents; and Wachovia Capital Markets, LLC, as lead arranger and book runner. Filed as Exhibit 10.2 to Form 8-K dated October 6, 2005.

Form of Distribution Agreement dated June 14, 2006 among Washington Gas Light Company and Citigroup Global Markets Inc., Banc of America Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Capital Markets, Inc., The Williams Capital Group, L.P. and Wachovia Capital Markets, LLC regarding the issuance and sale by Washington Gas Light Company of up to $300 million of Medium-Term Notes, Series H under an Indenture dated as of September 1, 1991. Filed as Exhibit 1.1 to Form 8-K dated June 15, 2006.

* This asterisk designates an agreement that is a compensatory plan or arrangement.

WGL Holdings, Inc. and Subsidiaries
Schedule II—Valuation and Qualifying Accounts and Reserves
Years Ended September 30, 2006, 2005 and 2004
		Additions Charged To
	Balance at				Balance
	Beginning	Costs and	Other		at End of
(In thousands)	of Period	Expenses	Accounts(a)	Deductions(b)	Period
2006
Valuation and Qualifying Accounts
Deducted from Assets in the Balance Sheet:
Allowance for Doubtful Accounts	$16,835	$16,203	$4,548	$19,910	$17,676
2005
Valuation and Qualifying Accounts
Deducted from Assets in the Balance Sheet:
Allowance for Doubtful Accounts	$15,430	$17,574	$4,464	$20,633	$16,835
2004
Valuation and Qualifying Accounts
Deducted from Assets in the Balance Sheet:
Allowance for Doubtful Accounts	$17,223	$12,007	$3,173	$16,973	$15,430
Notes:
(a) Recoveries on receivables previously written off as uncollectible and unclaimed customer deposits, overpayments, etc., not refundable.
(b) Includes deductions for purposes for which reserves were provided or revisions made of estimated exposure.

Washington Gas Light Company
Schedule II—Valuation and Qualifying Accounts and Reserves
Years Ended September 30, 2006, 2005 and 2004
		Additions Charged To
	Balance at				Balance at
	Beginning	Costs and	Other		End of
(In thousands)	of Period	Expenses	Accounts(a)	Deductions(b)	Period
2006
Valuation and Qualifying Accounts
Deducted from Assets in the Balance Sheet:
Allowance for Doubtful Accounts	$14,981	$14,001	$4,548	$16,987	$16,543
2005
Valuation and Qualifying Accounts
Deducted from Assets in the Balance Sheet:
Allowance for Doubtful Accounts	$13,202	$14,625	$4,179	$17,025	$14,981
2004
Valuation and Qualifying Accounts
Deducted from Assets in the Balance Sheet:
Allowance for Doubtful Accounts	$15,826	$11,111	$3,173	$16,908	$13,202
Notes:
(a) Recoveries on receivables previously written off as uncollectible and unclaimed customer deposits, overpayments, etc., not refundable.
(b) Includes deductions for purposes for which reserves were provided or revisions made of estimated exposure.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

WGL HOLDINGS, INC.
and
WASHINGTON GAS LIGHT COMPANY
(Co-registrants)
/s/  Vincent L. Ammann, Jr.

Vincent L. Ammann, Jr.
Vice President and
Chief Financial Officer

Date: December 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature		Title	Date

/s/ James H. DeGraffenreidt, Jr. (James H. DeGraffenreidt, Jr.)		Chairman of the Board and Chief Executive Officer	December 14, 2006

/s/ Terry D. McCallister (Terry D. McCallister)		President and Chief Operating Officer	December 14, 2006

/s/ Vincent L. Ammann, Jr. (Vincent L. Ammann, Jr.)		Vice President and Chief Financial Officer (Principal Financial Officer)	December 14, 2006

/s/ Mark P. O’Flynn (Mark P. O’Flynn)		Controller (Principal Accounting Officer)	December 14, 2006

* (Michael D. Barnes)		Director	December 14, 2006

* (George P. Clancy, Jr.)		Director	December 14, 2006

* (James W. Dyke, Jr.)		Director	December 14, 2006

* (Melvyn J. Estrin)		Director	December 14, 2006

* (James F. Lafond)		Director	December 14, 2006

* (Debra L. Lee)		Director	December 14, 2006

* (Karen Hastie Williams)		Director	December 14, 2006

*By:	Vincent L. Ammann, Jr. (Vincent L. Ammann, Jr.) Attorney-in-Fact		December 14, 2006

WGL HOLDINGS, INC. and WASHINGTON GAS LIGHT COMPANY 2006 Form 10-K
Exhibit Index

Exhibit	Description

3.1	Bylaws of WGL Holdings, Inc. as amended on February 6, 2006.
3.2	Bylaws of Washington Gas Light Company as amended on September 27, 2006.
10	Material Contracts:
10.1	Employment Agreement between Washington Gas Light Company and Mr. Adrian P. Chapman, as defined in Item 402(a)(3) of Regulation S-K, dated November 1, 2000.
12	Statement re Computation of Ratios:
12.1	Computation of Ratio of Earnings to Fixed Charges—WGL Holdings, Inc.
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—WGL Holdings, Inc.
12.3	Computation of Ratio of Earnings to Fixed Charges—Washington Gas Light Company.
12.4	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—Washington Gas Light Company.
21	Subsidiaries of WGL Holdings, Inc.
23	Consent of Deloitte & Touche LLP.
24	Power of Attorney
31.1	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer, and Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.