Form 10-Q
period 2007-03-31
WGL HOLDINGS INC; WASHINGTON GAS LIGHT CO
filed 2007-05-10
CIK 1103601, 104819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

I.R.S.
Commission	Exact name of registrant asspecified in its charter	State of	Employer
File Number	and principal office address and telephone number	Incorporation	Identification No.
1-16163	WGL Holdings, Inc.	Virginia	52-2210912
101 Constitution Ave., N.W.
Washington, D.C. 20080
(703) 750-2000
0-49807	Washington Gas Light Company	District of	53-0162882
	101 Constitution Ave., N.W.	Columbia
	Washington, D.C. 20080	and Virginia
(703) 750-4440

Indicate by check mark whether each registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

WGL Holdings, Inc.	Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐
Washington Gas Light Company	Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.
WGL Holdings, Inc. common stock, no par value, outstanding as of April 30, 2007: 49,224,499 shares.
All of the outstanding shares of common stock ($1 par value) of Washington Gas Light Company were held by WGL Holdings, Inc. as of April 30, 2007.

WGL Holdings, Inc.
Washington Gas Light Company
For the Quarter Ended March 31, 2007

i

WGL Holdings, Inc.
Washington Gas Light Company
INTRODUCTION

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
     Part I — Financial Information in this Quarterly Report on Form 10-Q includes separate financial statements (i.e. balance sheets, statements of income and statements of cash flows) for WGL Holdings and Washington Gas. Also included are the Notes to Consolidated Financial Statements that are presented on a combined basis for both WGL Holdings and Washington Gas.
     SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
     Certain matters discussed in this report, excluding historical information, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the outlook for earnings, revenues and other future financial business performance or strategies and expectations. Forward-looking statements are typically identified by words such as, but not limited to, “estimates,” “expects,” “anticipates,” “intends,” “believes,” “plans” and similar expressions, or future or conditional verbs such as “will,” “should,” “would” and “could.” Although we believe such forward-looking statements are based on reasonable assumptions, they cannot give assurance that every objective will be achieved. Forward-looking statements speak only as of today, and we assume no duty to update them. The following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:
•	the level and rate at which costs and expenses are incurred and the extent to which they are allowed to be recovered from customers through the regulatory process in connection with constructing, operating and maintaining Washington Gas’ natural gas distribution system;

•	the ability to implement successful approaches to modify the current or future composition of gas delivered to customers or to remediate the effects of the current or future composition of gas delivered to customers, as a result of the introduction of gas from the Cove Point facility to Washington Gas’ natural gas distribution system;

•	the ability to recover the costs of implementing steps to accommodate delivery of natural gas to customers as a result of the receipt of gas from the Cove Point facility;

•	variations in weather conditions from normal levels;

•	the availability of natural gas supply and interstate pipeline transportation and storage capacity;

•	the ability of natural gas producers, pipeline gatherers and natural gas processors to deliver natural gas into interstate pipelines for delivery by those interstate pipelines to the entrance points of Washington Gas’ natural gas distribution system as a result of factors beyond our control;

•	changes in economic, competitive, political and regulatory conditions and developments;

•	changes in capital and energy commodity market conditions;

ii

WGL Holdings, Inc.
Washington Gas Light Company
•	changes in credit ratings of debt securities of WGL Holdings or Washington Gas that may affect access to capital or the cost of debt;

•	changes in credit market conditions and creditworthiness of customers and suppliers;

•	changes in relevant laws and regulations, including tax, environmental and employment laws and regulations;

•	legislative, regulatory and judicial mandates or decisions affecting business operations or the timing of recovery of costs and expenses;

•	the timing and success of business and product development efforts and technological improvements;

•	the pace of deregulation efforts and the availability of other competitive alternatives to our products and services;

•	changes in accounting principles;

•	new commodity purchase and sales contracts and modifications in the terms of existing contracts that may materially affect fair value calculations under derivative accounting requirements;

•	acts of God and terrorist activities and

•	other uncertainties.
     The outcome of negotiations and discussions that the registrants may hold with other parties from time to time regarding utility and energy-related investments and strategic transactions that are both recurring and non-recurring may also affect future performance. All such factors are difficult to predict accurately and are generally beyond the direct control of the registrants. Accordingly, while we believe that the assumptions are reasonable, we cannot ensure that all expectations and objectives will be realized. Readers are urged to use care and consider the risks, uncertainties and other factors that could affect our business as described in this Quarterly Report on Form 10-Q. All forward-looking statements made in this report rely upon the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

iii

WGL Holdings, Inc.
Consolidated Balance Sheets (Unaudited)
Part I—Financial Information
Item 1—Financial Statements

	March 31,	September 30,
(In thousands)	2007	2006

ASSETS
Property, Plant and Equipment
At original cost	$2,988,719	$2,949,951
Accumulated depreciation and amortization	(891,283)	(882,056)

Net property, plant and equipment	2,097,436	2,067,895

Current Assets
Cash and cash equivalents	92,802	4,350
Receivables
Accounts receivable	438,023	154,243
Gas costs and other regulatory assets	7,006	14,609
Unbilled revenues	110,674	46,557
Allowance for doubtful accounts	(16,437)	(17,676)

Net receivables	539,266	197,733

Materials and supplies—principally at average cost	17,722	18,302
Storage gas at cost (first-in, first-out)	90,713	296,061
Deferred income taxes	10,958	11,360
Other prepayments—principally taxes	7,561	12,208
Other	6,873	22,008

Total current assets	765,895	562,022

Deferred Charges and Other Assets
Regulatory assets
Gas costs	20,596	11,950
Other	65,208	65,330
Prepaid qualified pension benefits	74,629	76,245
Other	5,269	7,964

Total deferred charges and other assets	165,702	161,489

Total Assets	$3,029,033	$2,791,406

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders’ equity	$1,008,105	$921,807
Washington Gas Light Company preferred stock	28,173	28,173
Long-term debt	605,099	576,139

Total capitalization	1,641,377	1,526,119

Current Liabilities
Current maturities of long-term debt	31,075	60,994
Notes payable	141,808	177,376
Accounts payable and other accrued liabilities	312,047	201,401
Wages payable	13,922	13,761
Accrued interest	3,806	3,298
Dividends declared	17,178	16,826
Customer deposits and advance payments	41,845	49,595
Gas costs and other regulatory liabilities	45,159	14,212
Accrued taxes	54,206	8,963
Other	9,369	14,416

Total current liabilities	670,415	560,842

Deferred Credits
Unamortized investment tax credits	12,703	13,151
Deferred income taxes	300,700	295,718
Accrued pensions and benefits	44,407	44,173
Asset retirement obligations	28,622	27,362
Regulatory liabilities
Accrued asset removal costs	275,529	268,922
Other	16,988	17,235
Other	38,292	37,884

Total deferred credits	717,241	704,445

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$3,029,033	$2,791,406

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands, except per share data)	2007	2006	2007	2006

OPERATING REVENUES
Utility	$699,058	$705,656	$1,130,079	$1,306,993
Non-utility	420,845	358,748	722,786	660,358

Total Operating Revenues	1,119,903	1,064,404	1,852,865	1,967,351

OPERATING EXPENSES
Utility cost of gas	450,201	478,363	698,877	884,949
Non-utility cost of energy-related sales	415,004	358,991	704,847	652,507
Operation and maintenance	77,373	67,249	139,978	132,978
Depreciation and amortization	24,575	23,184	43,215	46,230
General taxes and other assessments	36,834	31,445	62,280	60,042

Total Operating Expenses	1,003,987	959,232	1,649,197	1,776,706

OPERATING INCOME	115,916	105,172	203,668	190,645
Other Income (Expenses)—Net	717	603	545	903
Interest Expense
Interest on long-term debt	10,042	10,305	20,050	20,527
Other—net	2,579	2,398	5,783	4,158

Total Interest Expense	12,621	12,703	25,833	24,685
Dividends on Washington Gas preferred stock	330	330	660	660

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	103,682	92,742	177,720	166,203
INCOME TAXES	40,307	35,488	69,247	63,697

INCOME FROM CONTINUING OPERATIONS	63,375	57,254	108,473	102,506
Loss from discontinued operations, net of income tax benefit	—	(371)	—	(1,237)

NET INCOME APPLICABLE TO COMMON STOCK	$63,375	$56,883	$108,473	$101,269

AVERAGE COMMON SHARES OUTSTANDING
Basic	49,163	48,760	49,066	48,750
Diluted	49,267	48,913	49,190	48,903

EARNINGS PER AVERAGE COMMON SHARE
Basic
Income from continuing operations	$1.29	$1.17	$2.21	$2.10
Loss from discontinued operations	—	—	—	(0.02)

Basic earnings per average common share	$1.29	$1.17	$2.21	$2.08

Diluted
Income from continuing operations	$1.29	$1.17	$2.21	$2.10
Loss from discontinued operations	—	(0.01)	—	(0.03)

Diluted earnings per average common share	$1.29	$1.16	$2.21	$2.07

DIVIDENDS DECLARED PER COMMON SHARE	$0.3425	$0.3375	$0.6800	$0.6700

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Six Months Ended
	March 31,
(In thousands)	2007	2006

OPERATING ACTIVITIES
Net income applicable to common stock	$108,473	$101,269

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Loss from discontinued operations, net of income tax benefit	—	1,237
Depreciation and amortization:
Per Consolidated Statements of Income	43,215	46,230
Charged to other accounts	2,376	2,510
Deferred income taxes—net	5,344	(7)
Amortization of investment tax credits	(448)	(448)
Accrued/deferred pension cost	765	(754)
Other non-cash charges (credits)—net	2,853	2,733

CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and unbilled revenues—net	(349,136)	(385,553)
Gas costs and other regulatory assets/liabilities—net	38,550	37,983
Storage gas	205,348	108,167
Other prepayments—principally taxes	4,647	263
Accounts payable and other accrued liabilities	118,067	53,199
Wages payable	161	626
Customer deposits and advance payments	(7,750)	(17,070)
Accrued taxes	45,243	43,219
Accrued interest	508	178
Deferred purchased gas costs—net	(8,646)	(26,828)
Other current assets	15,715	20,345
Other current liabilities	(5,047)	(481)
Other—net	1,474	8,532

Net Cash Provided by (Used in) Operating Activities of Continuing Operations	221,712	(4,650)
Net Cash Provided by Operating Activities of Discontinued Operations	—	494

Net Cash Provided by (Used in) Operating Activities	221,712	(4,156)

FINANCING ACTIVITIES
Common stock issued	7,945	—
Long-term debt issued	—	77,404
Long-term debt retired	(1,009)	(76,033)
Debt issuance costs	(16)	(578)
Notes payable issued (retired)—net	(35,568)	120,897
Dividends on common stock	(33,082)	(32,424)
Other financing activities—net	636	(1,031)

Net Cash (Used in) Provided by Financing Activities	(61,094)	88,235

INVESTING ACTIVITIES
Capital expenditures (excluding Allowance for Funds Used During Construction)	(72,438)	(72,546)
Other investing activities—net	272	(2,152)

Net Cash Used in Investing Activities of Continuing Operations	(72,166)	(74,698)
Net Cash Used in Investing Activities of Discontinued Operations	—	(111)

Net Cash Used in Investing Activities	(72,166)	(74,809)

INCREASE IN CASH AND CASH EQUIVALENTS	88,452	9,270
Cash and Cash Equivalents at Beginning of Year	4,350	4,842

Cash and Cash Equivalents at End of Period	$92,802	$14,112

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$31,962	$29,499
Interest paid	$24,947	$24,179
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital Expenditures included in accounts payable and other accrued liabilities	$(7,421)	$(3,035)
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Balance Sheets (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	March 31,	September 30,
(In thousands)	2007	2006

ASSETS
Property, Plant and Equipment
At original cost	$2,958,634	$2,920,552
Accumulated depreciation and amortization	(872,845)	(864,310)

Net property, plant and equipment	2,085,789	2,056,242

Current Assets
Cash and cash equivalents	91,771	4,086
Receivables
Accounts receivable	272,370	55,557
Gas costs and other regulatory assets	7,006	14,609
Unbilled revenues	65,746	18,337
Allowance for doubtful accounts	(14,565)	(16,543)

Net receivables	330,557	71,960

Materials and supplies—principally at average cost	17,722	18,302
Storage gas—at cost (first-in, first-out)	68,097	217,242
Deferred income taxes	10,995	11,313
Other prepayments—principally taxes	6,376	11,395
Receivables from associated companies	2,046	1,140
Other	1,830	10,760

Total current assets	529,394	346,198

Deferred Charges and Other Assets
Regulatory assets
Gas costs	20,596	11,950
Other	65,208	64,833
Prepaid qualified pension benefits	74,257	75,865
Other	4,308	7,899

Total deferred charges and other assets	164,369	160,547

Total Assets	$2,779,552	$2,562,987

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$934,855	$857,353
Preferred stock	28,173	28,173
Long-term debt	604,126	574,139

Total capitalization	1,567,154	1,459,665

Current Liabilities
Current maturities of long-term debt	30,000	60,000
Notes payable	15	72,775
Accounts payable and other accrued liabilities	192,774	133,305
Wages payable	13,851	13,533
Accrued interest	3,806	3,298
Dividends declared	17,178	16,826
Customer deposits and advance payments	41,745	49,495
Gas costs and other regulatory liabilities	45,159	14,212
Accrued taxes	58,223	8,676
Payables to associated companies	88,171	17,332
Other	5,943	9,363

Total current liabilities	496,865	398,815

Deferred Credits
Unamortized investment tax credits	12,694	13,140
Deferred income taxes	301,915	297,213
Accrued pensions and benefits	44,312	44,082
Asset retirement obligations	27,779	26,554
Regulatory liabilities
Accrued asset removal costs	275,529	268,922
Other	16,976	17,205
Other	36,328	37,391

Total deferred credits	715,533	704,507

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$2,779,552	$2,562,987

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2007	2006	2007	2006

OPERATING REVENUES
Utility	$707,662	$712,809	$1,141,012	$1,317,794
Non-utility	33	277	146	402

Total Operating Revenues	707,695	713,086	1,141,158	1,318,196

OPERATING EXPENSES
Utility cost of gas	458,805	485,516	709,810	895,750
Operation and maintenance	70,861	62,745	127,366	123,822
Depreciation and amortization	24,033	22,909	42,350	45,684
General taxes and other assessments	35,771	33,737	60,393	60,426

Total Operating Expenses	589,470	604,907	939,919	1,125,682

OPERATING INCOME	118,225	108,179	201,239	192,514
Other Income (Expense)––Net	297	133	151	49
Interest Expense
Interest on long-term debt	10,018	10,305	20,002	20,527
Other—net	1,129	1,069	3,095	2,169

Total Interest Expense	11,147	11,374	23,097	22,696

INCOME BEFORE INCOME TAXES	107,375	96,938	178,293	169,867
INCOME TAXES	41,841	36,866	69,537	64,736

NET INCOME (BEFORE PREFERRED STOCK DIVIDENDS)	65,534	60,072	108,756	105,131
Dividends on preferred stock	330	330	660	660

NET INCOME (APPLICABLE TO COMMON STOCK)	$65,204	$59,742	$108,096	$104,471

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Cash Flows (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Six Months Ended
	March 31,
(In thousands)	2007	2006

OPERATING ACTIVITIES
Net income (before preferred stock dividends)	$108,756	$105,131

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization:
Per Statements of Income	42,350	45,684
Charged to other accounts	2,327	2,510
Deferred income taxes—net	4,995	2,346
Amortization of investment tax credits	(446)	(447)
Accrued/deferred pension cost	752	(757)
Other non-cash charges (credits)—net	2,380	2,440

CHANGES IN ASSETS AND LIABILITIES
Accounts receivable, unbilled revenues and receivables from associated companies—net	(267,106)	(252,106)
Gas costs and other regulatory assets/liabilities—net	38,550	37,983
Storage gas	149,145	81,578
Other prepayments—principally taxes	5,019	2,738
Accounts payable and other accrued liabilities, including payables to associated companies	137,729	48,840
Wages payable	318	745
Customer deposits and advance payments	(7,750)	1,124
Accrued taxes	49,547	52,125
Accrued interest	508	178
Deferred purchased gas costs—net	(8,646)	(26,828)
Other current assets	9,510	13,325
Other current liabilities	(3,420)	(844)
Other—net	849	9,166

Net Cash Provided by Operating Activities	265,367	124,931

FINANCING ACTIVITIES
Long-term debt issued	—	77,404
Long-term debt retired	(15)	(76,033)
Debt issuance costs	(16)	(578)
Notes payable issued (retired)—net	(72,760)	(8,185)
Dividends on common stock and preferred stock	(33,741)	(33,084)
Other financing activities—net	636	(1,031)

Net Cash Used in Financing Activities	(105,896)	(41,507)

INVESTING ACTIVITIES
Capital expenditures (excluding Allowance for Funds Used During Construction)	(72,058)	(70,856)
Other investing activities—net	272	(2,152)

Net Cash Used in Investing Activities	(71,786)	(73,008)

INCREASE IN CASH AND CASH EQUIVALENTS	87,685	10,416
Cash and Cash Equivalents at Beginning of Year	4,086	3,054

Cash and Cash Equivalents at End of Period	$91,771	$13,470

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$26,974	$19,377
Interest paid	$22,259	$22,190
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital expenditures included in accounts payable and other accrued liabilities	$(7,421)	$(2,494)
The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
NOTE 1. ACCOUNTING POLICIES

     Basis of Presentation
     WGL Holdings, Inc. (WGL Holdings) is a holding company that owns all of the shares of common stock of Washington Gas Light Company (Washington Gas), a regulated natural gas utility, and all of the shares of common stock of Washington Gas Resources Corporation (Washington Gas Resources), Hampshire Gas Company (Hampshire) and Crab Run Gas Company. Washington Gas Resources owns three unregulated subsidiaries that include Washington Gas Energy Services, Inc. (WGEServices), Washington Gas Energy Systems, Inc. (WGESystems) and Washington Gas Credit Corporation. Except where the content clearly indicates otherwise, “WGL Holdings,” “we,” “us” or “our” refers to the holding company or the consolidated entity of WGL Holdings and all of its subsidiaries. Except where otherwise noted, these notes apply equally to WGL Holdings and Washington Gas.
     The interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Therefore, certain financial information and footnote disclosures accompanying annual financial statements prepared in accordance with Generally Accepted Accounting Principles in the United States of America (GAAP) are omitted in this interim report pursuant to the SEC rules and regulations. The interim consolidated financial statements and accompanying notes should be read in conjunction with the combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2006. Due to the seasonal nature of Washington Gas’ and WGEServices’ businesses, the results of operations for the periods presented in this report do not necessarily represent the expected and actual results for the full fiscal years ending September 30, 2007 and 2006 of either WGL Holdings or Washington Gas.
     The accompanying unaudited consolidated financial statements for WGL Holdings and Washington Gas reflect all normal recurring adjustments that are necessary, in our opinion, to present fairly the results of operations in accordance with GAAP.
     For a description of our accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements of the combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2006. There have been no significant changes to these policies subsequent to September 30, 2006 except for the adoption of two new accounting standards, as discussed below.
     Certain reclassifications have been made to the consolidated financial statements of WGL Holdings and the financial statements of Washington Gas for the prior periods presented to conform to the presentation in the current periods of fiscal year 2007. These reclassifications primarily reflect our discontinued operations as presented on WGL Holdings’ consolidated financial statements (refer to Note 2—Discontinued Operations), as well as changes to the presentation of the statements of income for both WGL Holdings and Washington Gas.
     During the fourth quarter of fiscal year 2006, we revised the format of our statements of income, in part, to present our results of operations without sub-captions for both our utility and non-utility operations. The primary effect of this change in format was to combine the operating revenues and expenses for our utility and non-utility operations, thereby resulting in a singular presentation of operating income. The change in format also reflects an increase in operating income as a result of excluding income taxes from utility and non-utility operating expenses. Under the new format, we combined all income taxes into one caption labeled “Income taxes” which is presented below

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
operating income. None of these reclassifications had any effect on the net income or earnings per share of WGL Holdings or the net income of Washington Gas.
     Newly Implemented Accounting Standards
     Effective October 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections, which supersedes Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless the new accounting principle requires a different application or it is impracticable. The adoption of this standard had no effect on our consolidated financial statements for the three and six months ended March 31, 2007 and 2006.
     In June 2006, the FASB issued Emerging Issues Task Force (EITF) Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation). This EITF provides guidance on the income statement presentation of any taxes assessed by a governmental authority on and concurrent with a specific revenue producing transaction between a seller and a customer. The EITF concluded that the presentation of such taxes, on a gross or net basis, is an accounting policy decision that should be disclosed. This EITF is applicable to us effective January 1, 2007.
     We report operating revenues gross of revenue taxes. We consider gross receipts taxes as a revenue tax for both Washington Gas and WGEServices. Revenue taxes for Washington Gas also include PSC fees, franchise fees and energy taxes. Refer to Note 9–Operating Segment Reporting for amounts recorded related to revenue taxes.
     Newly Issued Accounting Standards
     Fair Value. In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure financial assets and liabilities and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for us on October 1, 2008. We are currently evaluating the effects of this standard on the consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, and does not require any new fair value measurements. SFAS No. 157 is effective for us on October 1, 2008. We are currently evaluating the effect of this standard on our consolidated financial statements.
     Pension and Other Post-Retirement Benefit Plans. In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which amends SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions and SFAS 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability on its balance sheet, and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. SFAS No.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
158 will be effective for us on September 30, 2007. Although we are currently evaluating the effect of this new standard, we expect that this new standard will materially affect our balance sheets. We expect that this standard will result in a significant decrease to our asset for “Prepaid qualified pension benefits” and a significant increase to our liability for “Accrued pensions and benefits,” along with a corresponding increase to regulatory assets.
     Income Taxes. In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertain events related to income taxes recognized in financial statements. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, this interpretation provides guidance on the de-recognition and classification of a tax position reflected within the financial statements and the recognition of interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for us on October 1, 2007. We are currently evaluating the effect of this standard on our consolidated financial statements.
     In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (FSP FIN 48-1). This FSP amends FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. We are evaluating the effect of this standard on our financial statements in conjunction with our evaluation of FIN 48.
     Other Matters. In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (SAB 108), which provides interpretive guidance on how the effects of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for us on September 30, 2007. This standard is not expected to have a material effect on our consolidated financial statements.
     In April 2007, the FASB issued FSP No. FIN 39-1, Amendment of FASB Interpretation No. 39. This FSP amends FIN 39, Offsetting of Amounts Related to Certain Contracts, to replace the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” as defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS No. 133). Additionally, it permits a reporting entity to offset cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. The guidance in this FSP will be effective for us on October 1, 2008. Based on the derivative contracts entered into to date, the adoption of this FSP will not have a material effect on our consolidated financial statements.
NOTE 2. DISCONTINUED OPERATIONS

     During the quarter ended June 30, 2006, we completed a plan for the disposition of American Combustion Industries, Inc. (ACI) and, on September 29, 2006, we sold all of the outstanding shares of common stock of ACI to an unrelated party. ACI was previously reported as part of our commercial heating, ventilating and air conditioning (HVAC) business segment. ACI was reported as a discontinued operation of WGL Holdings and, accordingly, its operating results and cash flows for the three and six months ended March 31, 2006 have been presented separately from our continuing operations in the consolidated financial statements of WGL Holdings. The terms of the sales agreement provide for two post-closing adjustments, one in late 2006 and another in late 2007, to adjust the sales price for issues primarily related to working capital targets and to settle a “hold back” amount of the purchase price which was not conveyed at the closing in September 2006. WGL Holdings has recorded an estimate for these adjustments on its balance sheet to “Accounts receivable.” We have notified the purchaser of our claim for the first working capital adjustment and the “hold back” amount due. The purchaser has disputed our claim and submitted a counter claim for different issues. If the actual adjustments to the sales price differ from what we have estimated, these differences will be reflected in the results of discontinued operations in a future

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
period. The amount recorded to “Accounts receivable” is not material to our financial statements.
     For the three and six months ended March 31, 2006, ACI’s net loss from operations is reported as “Loss from discontinued operations, net of income tax benefit” on the Consolidated Statements of Income. The following table summarizes selected financial information related to the operating results of ACI.
Operating Results of Discontinued Operations (a)

	Three Months Ended	Six Months Ended
(In thousands)	March 31, 2006	March 31, 2006

Revenues(b)	$6,176	$12,961

Loss before income tax benefit	(619)	(2,235)
Income tax benefit	248	998

Loss from discontinued operations, net of income tax benefit	$(371)	$(1,237)

(a)	Subsequent to the September 29, 2006 sale of ACI, there have been no operating results for discontinued operations for the three and six months ended March 31, 2007.

(b)	Includes intercompany revenues of $152,000 and $558,000 for the three and six months ended March 31, 2006.
NOTE 3. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

     The tables below provide details for the amounts included in “Accounts payable and other accrued liabilities” on the balance sheets for both WGL Holdings and Washington Gas.
WGL Holdings, Inc.

(In thousands)	Mar. 31, 2007	Sept. 30, 2006

Accounts payable – trade	$272,635	$168,144
Employee benefits and payroll accruals	11,000	15,136
Other accrued liabilities	28,412	18,121

Total	$312,047	$201,401

Washington Gas Light Company

(In thousands)	Mar. 31, 2007	Sept. 30, 2006

Accounts payable – trade	$157,980	$104,650
Employee benefits and payroll accruals	10,231	13,740
Other accrued liabilities	24,563	14,915

Total	$192,774	$133,305

NOTE 4. SHORT-TERM DEBT

     At March 31, 2007 and September 30, 2006, WGL Holdings and its subsidiaries had outstanding notes payable in the form of commercial paper of $141.8 million and $177.4 million, respectively, at a weighted average cost of 5.39 percent and 5.36 percent, respectively. Substantially all of the outstanding notes payable balance at March 31, 2007, was commercial paper issued by WGL Holdings. Of the outstanding notes payable balance at September 30, 2006, $104.6 million and $72.8 million was commercial paper issued by WGL Holdings and Washington Gas, respectively.
     To support our commercial paper borrowings, WGL Holdings and Washington Gas each have revolving credit agreements with a group of commercial banks that expire on September 30, 2010. The credit facility for WGL Holdings permits it to borrow up to $275 million, and further permits WGL Holdings to request prior to September 30, 2009, and the banks to approve, an additional line of credit of $50 million above the original credit limit for a maximum potential total of $325 million. The credit

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
facility for Washington Gas permits it to borrow up to $225 million, and further permits Washington Gas to request prior to September 30, 2009, and the banks to approve, an additional line of credit of $100 million above the original credit limit for a maximum potential total of $325 million. There were no outstanding borrowings under these credit facilities at March 31, 2007 or September 30, 2006.
NOTE 5. COMMON SHAREHOLDERS’ EQUITY

     The tables below reflect the components of “Common shareholders’ equity” for WGL Holdings and Washington Gas as of March 31, 2007 and September 30, 2006.
WGL Holdings, Inc.
Components of Common Shareholders’ Equity

(In thousands, except shares)	Mar. 31, 2007	Sept. 30, 2006

Common stock, no par value, 120,000,000 shares authorized, 49,191,113 and 48,878,499 shares issued, respectively	$486,160	$477,671
Paid-in capital	10,558	8,178
Retained Earnings	515,626	440,587
Accumulated other comprehensive loss, net of taxes	(4,239)	(4,629)

Total	$1,008,105	$921,807

Washington Gas Light Company Components of Common Shareholder’s Equity

(In thousands, except shares)	Mar. 31, 2007	Sept. 30, 2006

Common stock, $1 par value, 80,000,000 shares authorized, 46,479,536 shares issued	$46,479	$46,479
Paid-in capital	461,356	458,907
Retained Earnings	431,259	356,596
Accumulated other comprehensive loss, net of taxes	(4,239)	(4,629)

Total	$934,855	$857,353

NOTE 6. COMPREHENSIVE INCOME

     The tables below reflect the components of “Comprehensive income” for the three and six months ended March 31, 2007 and 2006 for WGL Holdings and Washington Gas. Items that are excluded from “Net income” and charged directly to “Common shareholders’ equity” are accumulated in “Other comprehensive income (loss), net of taxes.” The amount of “Accumulated other comprehensive loss, net of taxes” is included in “Common shareholders’ equity” (refer to Note 5—Common Shareholders’ Equity).
WGL Holdings, Inc.
Components of Comprehensive Income

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2007	2006	2007	2006

Net income applicable to common stock	$63,375	$56,883	$108,473	$101,269
Other comprehensive income (loss), net of taxes—minimum pension liability adjustment	(507)	—	390	(856)

Comprehensive income	$62,868	$56,883	$108,863	$100,413

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
Washington Gas Light Company
Components of Comprehensive Income

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2007	2006	2007	2006

Net income (before preferred stock dividends)	$65,534	$60,072	$108,756	$105,131
Other comprehensive income (loss), net of taxes—minimum pension liability adjustment	(507)	—	390	(856)

Comprehensive income	$65,027	$60,072	$109,146	$104,275

NOTE 7. EARNINGS PER SHARE

     Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS assumes the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period unless the effect of such issuance would be anti-dilutive. The following table reflects the computation of our basic and diluted EPS for WGL Holdings for the three and six months ended March 31, 2007 and 2006.
Basic and Diluted EPS

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(in thousands, except per share data)	2007	2006	2007	2006

Basic earnings per average common share:
Income from continuing operations	$63,375	$57,254	$108,473	$102,506
Loss from discontinued operations, net of income tax benefit	—	(371)	—	(1,237)

Net income applicable to common stock	$63,375	$56,883	$108,473	$101,269

Average common shares outstanding—basic	49,163	48,760	49,066	48,750

Basic earnings per average common share:
Income from continuing operations	$1.29	$1.17	$2.21	$2.10
Loss from discontinued operations	—	—	—	(0.02)

Basic earnings per average common share	$1.29	$1.17	$2.21	$2.08

Diluted earnings per average common share:
Income from continuing operations	$63,375	$57,254	$108,473	$102,506
Loss from discontinued operations, net of income tax benefit	—	(371)	—	(1,237)

Net income applicable to common stock	$63,375	$56,883	$108,473	$101,269

Average common shares outstanding—basic	49,163	48,760	49,066	48,750
Stock-based compensation plans	104	153	124	153

Total average common shares outstanding––diluted	49,267	48,913	49,190	48,903

Diluted earnings per average common share:
Income from continuing operations	$1.29	$1.17	$2.21	$2.10
Loss from discontinued operations	—	(0.01)	—	(0.03)

Diluted earnings per average common share	$1.29	$1.16	$2.21	$2.07

     For the three months ended March 31, 2007 and 2006, we had certain weighted average outstanding stock options, 795,000 and 364,000 shares, respectively, that were not included in the calculation of diluted EPS as their effect would be anti-dilutive. For the six months ended March 31, 2007 and 2006, we had certain weighted average outstanding stock options, 796,000 and 364,000

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
shares, respectively, that were not included in the calculation of diluted EPS as their effect would be anti-dilutive.
NOTE 8. DERIVATIVE AND WEATHER-RELATED INSTRUMENTS

     DERIVATIVE INSTRUMENTS
     Regulated Utility Operations
     Washington Gas enters into certain contracts related to the sale and purchase of natural gas that qualify as derivative instruments and are accounted for under SFAS No. 133. Gains and losses associated with these derivative instruments are principally deferred as regulatory liabilities and assets, respectively, with a portion recorded to income or expense, respectively. At March 31, 2007 and September 30, 2006, such derivative instruments had net fair value losses of $7.0 million and $490,000, respectively. The March 31, 2007 net fair value loss was comprised of $8.8 million that was recorded on the balance sheet as a derivative liability and $1.8 million that was recorded as a derivative asset. The September 30, 2006 net fair value loss was comprised of $14.4 million that was recorded on the balance sheet as a derivative liability and $13.9 million that was recorded as a derivative asset. In connection with these derivative instruments, Washington Gas recorded to income a pre-tax loss of $14,000 and a pre-tax gain of $739,000 for the three and six months ended March 31, 2007, respectively; no such gains or losses were recorded for the three and six months ended March 31, 2006. These gains and losses are recorded in accordance with regulatory treatment for recoverable or refundable costs.
     Non-Utility Operations
     Natural Gas. Our non-regulated retail energy-marketing subsidiary, WGEServices, enters into contracts related to the sale and purchase of natural gas that qualify as derivative instruments that are accounted for under SFAS No. 133. These derivative instruments are recorded at fair value on our consolidated balance sheets. Changes in the fair value of these various derivative instruments are reflected in the earnings of our retail energy-marketing segment. At March 31, 2007 and September 30, 2006, these derivative instruments had a net fair value loss of $2.7 million and a net fair value gain of $386,000, respectively. The March 31, 2007 net fair value loss was comprised of $3.0 million that was recorded on the balance sheet as a derivative liability and $331,000 that was recorded as a derivative asset. The September 30, 2006 net fair value gain was comprised of $3.3 million that was recorded on the balance sheet as a derivative asset and $2.9 million that was recorded as a derivative liability. In connection with these derivative instruments, WGEServices recorded pre-tax losses of $1.6 million and $5.6 million for the three and six months ended March 31, 2007, respectively, and pre-tax losses of $807,000 and $4.9 million for the three and six months ended March 31, 2006, respectively.
     Electricity. The PJM Interconnection (PJM) is a regional transmission organization that regulates and coordinates the movement of wholesale electricity in all or parts of the states and jurisdictions in which WGEServices operates. Thus, WGEServices is buying wholesale and selling retail electricity in the PJM market territory and is subject to their rules and regulations.
     PJM requires that its market participants have load capacity in sufficient volume to serve the market participants’ customer load. As such, WGEServices has entered into contracts with multiple electric generators to purchase its electric capacity needs. These contracts cover various periods ranging from one month to several years into the future. Prior to the second quarter of fiscal year 2007, these contracts were exempt from fair value accounting under SFAS No. 133. However, to accommodate changes by the PJM in its operations and regulations, these contracts were converted into financial derivatives during the second quarter of fiscal year 2007 and are now subject to fair value accounting under SFAS No. 133. The valuation of these contracts at March 31, 2007 was based on pricing taken from similar actual transactions executed by WGEServices. The fair value of these contracts will be increased in the next quarter based on the PJM auction prices established in April for the first year charges. Broker quotes and other market based pricing indicators will be the basis for fair value pricing of capacity applicable to periods beyond the first year, until the PJM establishes fixed annual prices for those years beyond the first year. PJM has scheduled these pricing auctions to occur in late 2007 and in 2008.
     As of March 31, 2007, these derivative instruments had a fair value gain of $2.5 million that was recorded on the balance sheet as a derivative asset. WGEServices recorded a pre-tax gain of $2.5 million for both the three and six months ended March 31, 2007 related to these derivatives.
     Consolidated Operations
     The following table summarizes the balance sheet classification for all derivative instruments with

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
open positions for both WGL Holdings and Washington Gas.
Balance Sheet Classification of Open Positions on Derivative Instruments

	WGL Holdings		Washington Gas
	Mar. 31,	Sept. 30,	Mar. 31,	Sept. 30,
(In millions)	2007	2006	2007	2006

Assets
Other current assets	$4.1	$14.1	$1.8	$10.8
Deferred charges and other assets—other	0.5	3.1	—	3.1

Total assets	$4.6	$17.2	$1.8	$13.9

Liabilities
Other current liabilities	$6.5	$11.9	$4.6	$9.0
Deferred credits – other	5.3	5.4	4.2	5.4

Total liabilities	$11.8	$17.3	$8.8	$14.4

     WEATHER-RELATED INSTRUMENTS
     Regulated Utility Operations
     Washington Gas has a weather insurance policy designed to mitigate the negative financial effects of warmer-than-normal weather in the District of Columbia. This policy has a three-year term that expires on September 30, 2008. During both the three and six months ended March 31, 2007 and 2006, Washington Gas also had a heating degree day (HDD) derivative to provide protection against warmer-than-normal weather in Virginia. The HDD derivative purchased for the 2006-2007 winter heating season covered the period October 15, 2006 through April 30, 2007. The HDD derivative purchased for the 2005-2006 heating season covered the period December 18, 2005 through May 31, 2006. These weather protection instruments are accounted for under the guidelines of EITF Issue No. 99-2, Accounting for Weather Derivatives. Benefits are recognized to the extent actual cumulative HDDs fall below the contracted cumulative HDDs for each instrument in the coverage period. Expenses of the products are amortized based on the pattern of normal HDDs over the period of the terms of the respective weather-related instruments. The expenses and any benefits that are derived from the weather insurance policy and HDD derivatives are not considered in establishing the retail rates of Washington Gas.
     During the three and six months ended March 31, 2007, Washington Gas recorded pre-tax expense of $4.4 million and $3.4 million, respectively, related to both its weather insurance policy and weather derivative. Washington Gas recorded pre-tax accrued benefits, net of premium costs, of $3.5 million and $3.2 million during the three and six months ended March 31, 2006, respectively, related to both its weather insurance and weather derivative. In October 2006, Washington Gas received $1.3 million relating to benefits accrued in fiscal year 2006 under its weather insurance policy. Due to the colder-than-normal weather experienced during the 2006-2007 winter heating season, Washington Gas will not receive a payment related to this period under either its weather insurance policy or weather derivative.
     Non-Utility Operations
     WGEServices utilizes HDD derivatives for managing weather risks related to its natural gas operations. These hedges cover a portion of WGEServices’ estimated net revenue or gas cost exposure to variations in HDDs. These contracts may pay WGEServices a fixed dollar amount for every HDD over or under specific levels during the calculation period dependent upon the type of contract executed. Similar to Washington Gas’ weather-related instruments, these contracts are accounted for under the guidelines issued by EITF Issue No. 99-2. For the three and six months ended March 31, 2007, WGEServices recorded pre-tax expenses of $2.0 million and $1.0 million, respectively, related to HDD hedges. For the three and six months ended March 31, 2006, WGEServices recorded pre-tax expenses of $2.2 million and $2.0 million, respectively, related to these hedges.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
NOTE 9. OPERATING SEGMENT REPORTING

     WGL Holdings reports three operating segments: (i) regulated utility; (ii) retail energy-marketing and (iii) commercial HVAC.
     With approximately 92 percent of WGL Holdings’ consolidated total assets, the regulated utility segment is our core business and comprises Washington Gas and Hampshire. The regulated utility segment, through Washington Gas, provides regulated gas distribution services (including the sale and delivery of natural gas, meter reading, responding to customer inquiries, bill preparation and the construction and maintenance of its natural gas distribution system) to customers primarily in Washington, D.C. and the surrounding metropolitan areas in Maryland and Virginia. In addition to the regulated operations of Washington Gas, the regulated utility segment includes the operations of Hampshire, an underground natural gas storage company that is regulated under a cost of service tariff by the Federal Energy Regulatory Commission (FERC) and provides services exclusively to Washington Gas.
     Through WGEServices, the retail energy-marketing segment sells natural gas and electricity directly to retail customers, both inside and outside of Washington Gas’ traditional service territory, principally in competition with unregulated gas and electricity marketers. Through WGESystems, the commercial HVAC segment designs, renovates and services mechanical heating, ventilating and air conditioning systems for commercial and governmental customers.
     Transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our three operating segments, are aggregated as “Other Activities” and included as part of non-utility operations as presented below in the Operating Segment Financial Information.
     The same accounting policies applied in preparing our consolidated financial statements also apply to the reported segments. While net income or loss is the primary criterion for measuring a segment’s performance, we also evaluate our operating segments based on other relevant factors, such as penetration into their respective markets and return on equity. The following tables present operating segment information for the three and six months ended March 31, 2007 and 2006.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
Operating Segment Financial Information

		Non-Utility Operations
	Regulated	Retail Energy-		Other	Discontinued
(In thousands)	Utility	Marketing	HVAC	Activities	Operations	Eliminations	Consolidated

Three Months Ended March 31, 2007

Operating Revenues	$707,662	$418,617	$2,229	$(1)	$—	$(8,604)	$1,119,903

Operating Expenses:
Cost of Energy-Related Sales	458,805	413,237	1,767	—	—	(8,604)	865,205
Operation	60,015	5,494	483	1,327	—	—	67,319
Maintenance	10,054	—	—	—	—	—	10,054
Depreciation and Amortization	24,339	229	7	—	—	—	24,575
General Taxes and Other Assessments:
Revenue Taxes	22,833	209	—	—	—	—	23,042
Other	12,995	770	25	2	—	—	13,792

Total Operating Expenses	589,041	419,939	2,282	1,329	—	(8,604)	1,003,987

Operating Income (Loss)	118,621	(1,322)	(53)	(1,330)	—	—	115,916
Other Income (Expenses) – Net	311	14	119	1,570	—	(1,297)	717
Interest Expense	11,171	1,297	—	1,450	—	(1,297)	12,621
Dividends on Washington Gas Preferred Stock	330	—	—	—	—	—	330
Income Tax Expense (Benefit)	41,806	(1,016)	25	(508)	—	—	40,307

Income (Loss) from Continuing Operations	65,625	(1,589)	41	(702)	—	—	63,375
Loss from Discontinued Operations, Net of Tax	—	—	—	—	—	—	—

Net Income (Loss) Applicable to Common Stock	$65,625	$(1,589)	$41	$(702)	$—	$—	$63,375

Total Assets	$2,790,393	$325,748	$11,460	$148,917	$—	$(247,485)	$3,029,033

Capital Expenditures/Investments	$33,404	$25	$20	$—	$—	$—	$33,449

Three Months Ended March 31, 2006

Operating Revenues	$712,809	$356,066	$2,387	$295	$—	$(7,153)	$1,064,404

Operating Expenses:
Cost of Energy-Related Sales	485,516	356,415	2,576	—	—	(7,153)	837,354
Operation	52,788	3,507	384	1,014	—	—	57,693
Maintenance	9,556	—	—	—	—	—	9,556
Depreciation and Amortization	23,097	82	5	—	—	—	23,184
General Taxes and Other Assessments:
Revenue Taxes	20,760	39	—	—	—	—	20,799
Other	13,005	(2,386)	17	10	—	—	10,646

Total Operating Expenses	604,722	357,657	2,982	1,024	—	(7,153)	959,232

Operating Income (Loss)	108,087	(1,591)	(595)	(729)	—	—	105,172
Other Income (Expenses) – Net	152	—	82	1,363	—	(994)	603
Interest Expense	11,374	1,055	—	1,268	—	(994)	12,703
Dividends on Washington Gas Preferred Stock	330	—	—	—	—	—	330
Income Tax Expense (Benefit)	36,881	(1,050)	(197)	(146)	—	—	35,488

Income (Loss) from Continuing Operations	59,654	(1,596)	(316)	(488)	—	—	57,254
Loss from Discontinued Operations, Net of Tax	—	—	—	—	(371)	—	(371)

Net Income (Loss) Applicable to Common Stock	$59,654	$(1,596)	$(316)	$(488)	$(371)	$—	$56,883

Total Assets	$2,661,344	$303,475	$11,436	$170,425	$8,927	$(243,259)	$2,912,348

Capital Expenditures/Investments (a)	$36,205	$125	$—	$—	$—	$—	$36,330

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
Operating Segment Financial Information

		Non-Utility Operations
	Regulated	Retail Energy-		Other	Discontinued
(In thousands)	Utility	Marketing	HVAC	Activities	Operations	Eliminations	Consolidated

Six Months Ended March 31, 2007

Operating Revenues	$1,141,012	$718,709	$3,993	$84	$—	$(10,933)	$1,852,865

Operating Expenses:
Cost of Energy-Related Sales	709,810	701,684	3,163	—	—	(10,933)	1,403,724
Operation	106,603	10,755	939	2,162	—	—	120,459
Maintenance	19,519	—	—	—	—	—	19,519
Depreciation and Amortization	42,890	316	9	—	—	—	43,215
General Taxes and Other Assessments:
Revenue Taxes	38,110	381	—	—	—	—	38,491
Other	22,270	1,467	39	13	—	—	23,789

Total Operating Expenses	939,202	714,603	4,150	2,175	—	(10,933)	1,649,197

Operating Income (Loss)	201,810	4,106	(157)	(2,091)	—	—	203,668
Other Income (Expenses) – Net	180	14	225	2,454	—	(2,328)	545
Interest Expense	23,145	2,315	—	2,701	—	(2,328)	25,833
Dividends on Washington Gas Preferred Stock	660	—	—	—	—	—	660
Income Tax Expense (Benefit)	69,565	718	(70)	(966)	—	—	69,247

Income (Loss) from Continuing Operations	108,620	1,087	138	(1,372)	—	—	108,473
Loss from Discontinued Operations, Net of Tax	—	—	—	—	—	—	—

Net Income (Loss) Applicable to Common Stock	$108,620	$1,087	$138	$(1,372)	$—	$—	$108,473

Total Assets	$2,790,393	$325,748	$11,460	$148,917	$—	$(247,485)	$3,029,033

Capital Expenditures/Investments	$72,317	$36	$85	$—	$—	$—	$72,438

Six Months Ended March 31, 2006

Operating Revenues	$1,317,794	$652,851	$7,082	$425	$—	$(10,801)	$1,967,351

Operating Expenses:
Cost of Energy-Related Sales	895,750	646,144	6,363	—	—	(10,801)	1,537,456
Operation	104,315	7,511	871	1,571	—	—	114,268
Maintenance	18,710	—	—	—	—	—	18,710
Depreciation and Amortization	46,057	162	11	—	—	—	46,230
General Taxes and Other Assessments:
Revenue Taxes	37,453	1,267	—	—	—	—	38,720
Other	23,044	(1,769)	29	18	—	—	21,322

Total Operating Expenses	1,125,329	653,315	7,274	1,589	—	(10,801)	1,776,706

Operating Income (Loss)	192,465	(464)	(192)	(1,164)	—	—	190,645
Other Income (Expenses) – Net	93	—	148	1,885	—	(1,223)	903
Interest Expense	22,696	1,480	—	1,732	—	(1,223)	24,685
Dividends on Washington Gas Preferred Stock	660	—	—	—	—	—	660
Income Tax Expense (Benefit)	64,778	(771)	(163)	(147)	—	—	63,697

Income (Loss) from Continuing Operations	104,424	(1,173)	119	(864)	—	—	102,506
Loss from Discontinued Operations, Net of Tax	—	—	—	—	(1,237)	—	(1,237)

Net Income (Loss) Applicable to Common Stock	$104,424	$(1,173)	$119	$(864)	$(1,237)	$—	$101,269

Total Assets	$2,661,344	$303,475	$11,436	$170,425	$8,927	$(243,259)	$2,912,348

Capital Expenditures/Investments (a)	$71,911	$633	$2	$—	$—	$—	$72,546

(a)	Excludes capital expenditures of discontinued operations totaling $26,000 and $111,000 for the three and six months ended March 31, 2006, respectively.
NOTE 10. RELATED PARTY TRANSACTIONS

     WGL Holdings and its subsidiaries engage in transactions among each other during the ordinary course of business. Intercompany transactions and balances have been eliminated from the consolidated financial statements of WGL Holdings.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     Washington Gas provides accounting, treasury, legal and other administrative and general support to affiliates, and files consolidated tax returns that include affiliated taxable transactions. The actual costs of these services are billed to the appropriate affiliates and to the extent such billings are not yet paid, they are reflected in “Receivables from associated companies” on Washington Gas’ balance sheets. Washington Gas assigns or allocates these costs directly to its affiliates and, therefore, does not recognize revenues or expenses associated with providing these services.
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
     At March 31, 2007 and September 30, 2006, the Washington Gas Balance Sheets reflected a receivable from associated companies of $2.0 and $1.1 million, respectively. At March 31, 2007 and September 30, 2006, the Washington Gas Balance Sheets reflected a payable to associated companies of $88.2 million and $17.3 million, respectively, related to the activities described above.
     Additionally, Washington Gas provides gas balancing services related to storage, injections, withdrawals and deliveries to all energy marketers participating in the sale of natural gas on an unregulated basis through the customer choice programs that operate in its service territory. These balancing services include the sale of natural gas supply commodities related to various peaking arrangements contractually supplied to Washington Gas and then partially allocated and assigned by Washington Gas to the energy marketers, including WGEServices. Washington Gas records revenues for these balancing services pursuant to tariffs approved by the appropriate regulatory bodies. In conjunction with such services and the related sales and purchases of natural gas, Washington Gas charged WGEServices, an affiliated energy marketer, $8.6 million and $7.2 million for the three months ended March 31, 2007 and 2006, respectively. In the six months ended March 31, 2007 and 2006, the charges were $10.9 and $10.8 million, respectively. These related party amounts have been eliminated in the consolidated financial statements of WGL Holdings.
     As a result of these balancing services, an imbalance is created for volumes of natural gas received by Washington Gas that are not equal to the volumes of natural gas delivered to customers of the energy marketers. WGEServices has recognized an accounts receivable from Washington Gas in the amount of $5.8 million and $10.3 million at March 31, 2007 and September 30, 2006, respectively, related to an imbalance in gas volumes. Due to regulatory treatment, these receivables are not eliminated in the consolidated financial statements of WGL Holdings. These imbalances are typically settled by adjusting natural gas deliveries in subsequent periods.
NOTE 11. COMMITMENTS AND CONTINGENCIES

     REGULATED UTILITY OPERATIONS
     Operating Issues in Prince George’s County, Maryland
     On April 1, 2005, Washington Gas announced that it would address a significant increase in the number of natural gas leaks on its distribution system in a portion of Prince George’s County, Maryland. Washington Gas retained a consultant to determine the reason for the increase in leaks in the affected area of Prince George’s County. Based on the work conducted by the consultant, it is our opinion that the reason for the higher incidence of leaks in the affected area of Prince George’s

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
County is the composition of the gas resulting from the reactivation of the Cove Point liquefied natural gas (LNG) terminal owned by Dominion Resources, Inc. Additionally, in a proposed order issued April 2, 2007, a Hearing Examiner of the Maryland Public Service Commission (PSC of MD) also concluded that available evidence shows that the gas flowing from the Cove Point terminal is a contributing factor to the increased number of leaks experienced on Washington Gas’ distribution system in the affected area (refer to the section below entitled “Regulatory Contingencies” for a further discussion of this proposed order).
     The Cove Point gas contains a lower concentration of heavy hydrocarbons (HHCs) than domestic natural gas. When gas, such as the gas from the Cove Point terminal, is introduced with a lower level of HHCs, the seals on certain couplings within Washington Gas’ distribution system shrink in size and there is a greater propensity for those seals to cause the couplings to leak.
     Given the increase in the number of natural gas leaks experienced in the affected area of Prince George’s County, Maryland in fiscal year 2005, Washington Gas announced in that year that it would replace gas service lines and replace or rehabilitate gas mains that contain the applicable mechanical couplings in the affected area of the distribution system in Prince George’s County (the rehabilitation project). Additionally, laboratory tests have shown that the injection of HHCs into the type of gas coming from the Cove Point terminal can be effective in re-swelling the seals in couplings which increases their sealing force and, thus, reduces the propensity for the couplings to leak. Based upon the scientific evidence available to date, Washington Gas constructed a facility to inject HHCs into the gas stream at the gate station that exclusively receives gas from the Cove Point terminal and serves the affected area. This facility became operational in January 2006 at a cost of approximately $3.2 million.
     The original cost estimate of the rehabilitation project was $144 million. To date, leak rates in the affected area have dramatically declined to a level that has allowed Washington Gas to return to normal evaluation procedures to address maintenance and repair decisions. This decline has benefited from the extensive replacements that have occurred in the affected area and we are finalizing our evaluation of the role of HHC injections on the leak reduction in the affected area. As a result of this decline in leak rates, we have reduced the overall scope of the rehabilitation project. After considering this reduction in scope, along with lower costs incurred than originally estimated, we are reducing the total estimated cost of the rehabilitation project from the original $144 million to a new cost estimate of $88.8 million. We estimate that this project will be substantially complete by September 30, 2007. As a result of the receipt of an Accounting Order dated June 1, 2005 from the PSC of MD, we are capitalizing all costs of encapsulating certain couplings on mains with respect to this rehabilitation project. This phase represents less than ten percent of the total estimated cost of the rehabilitation project. However, the receipt of the order from the PSC of MD is not determinative of the ratemaking treatment and the PSC of MD retains jurisdiction over the ratemaking treatment it deems appropriate.
     We consider the cost of the rehabilitation project as necessary to provide safe and reliable utility service. Therefore, we have asked for recovery of these costs in a rate case filed with the PSC of MD on April 20, 2007. A decision in this case is expected in November 2007.
     Since the HHC injection facility became operational in January 2006, Washington Gas has been evaluating the effectiveness of this HHC injection process on the couplings under field conditions. Washington Gas has collected and continues to analyze leak data in the affected area of Prince George’s County for the 2006-2007 winter heating season to determine the level of effectiveness of the HHC injection process. Our evaluation of the role of these HHC injections will be filed in a report to the PSC of MD by June 29, 2007. Until such time as this analysis is complete and the report to the PSC of MD is filed, Washington Gas will continue to conduct leak surveys in the affected area in

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
Prince George’s County, and will concurrently continue its gas conditioning solution.
     At March 31, 2007, Washington Gas had incurred $4.1 million of HHC commodity purchase costs for HHCs injected into our pipeline system since January 2006. Of this amount, $842,000 is being collected from customers through Washington Gas’ Purchased Gas Cost (PGC) provision, $782,000 was deferred on the balance sheet as a regulatory asset to be recovered from customers in the future, and $2.5 million has been charged to expense. This treatment is consistent with regulatory accounting requirements. We have addressed the issue of cost recovery for both past and future HHC costs in pending rate cases in all three jurisdictions as we continue our efforts to recover all HHC costs. Currently, Washington Gas is collecting the cost of HHCs in its PGC provision in the District of Columbia from its sales customers. Washington Gas currently is not collecting the cost allocable to Virginia or Maryland customers associated with the purchase of HHCs. The April 2, 2007 Proposed Order from a Hearing Examiner of the PSC of MD, discussed below, granted Washington Gas full recovery of the cost of HHCs related to Maryland customers; however, on May 2, 2007, the Maryland Office of People’s Counsel (MD OPC) filed a Notice of Appeal of the Proposed Order and we are awaiting a final decision by the PSC of MD on this matter. The regulatory bodies having jurisdiction over Washington Gas’ rates will determine the ultimate amount that is recoverable from customers for the cost of these HHCs (refer to the section entitled “Regulatory Contingencies”).
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
     District of Columbia Jurisdiction
     Recovery of HHC Costs. On May 1, 2006, Washington Gas filed two tariff applications with the District of Columbia Public Service Commission (PSC of DC) requesting approval of proposed revisions to the balancing charge provisions of its firm and interruptible delivery service tariffs that would permit the utility to recover from its delivery service customers the costs of HHCs that are being injected into Washington Gas’ natural gas distribution system. Washington Gas has been recovering the costs of HHCs from sales customers in the District of Columbia through its PGC provision in this jurisdiction. On October 2, 2006, the PSC of DC issued an order rejecting Washington Gas’ proposed tariff revisions until the PSC of MD issues a final order related to this matter (refer to “Maryland Jurisdiction” below). On October 12, 2006, Washington Gas filed a Motion for Clarification requesting that the PSC of DC affirm that Washington Gas can continue collecting HHC costs from sales customers through its PGC provision or to record such HHC costs incurred as a regulatory asset pending a ruling by the PSC of DC on future cost recovery. Pending the PSC of DC’s decision on the Motion for Clarification, Washington Gas continues to recover the costs of HHCs from sales customers in the District of Columbia through its PGC provision.
     Maryland Jurisdiction
     Disallowance of Purchased Gas Charges. Each year, the PSC of MD reviews the annual gas costs collected from customers in Maryland to determine if Washington Gas’ purchased gas costs are not justified because it failed to support that the charges incurred were based solely on increased costs of natural gas, or it failed to follow competitive and reasonable practices in procuring and purchasing natural gas. On March 14, 2006, in connection with the PSC of MD’s annual review of Washington Gas’ gas costs that were billed to customers in Maryland from September 2003 through August 2004, a Hearing Examiner of the PSC of MD issued a proposed order approving purchased gas charges of

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
Washington Gas for the twelve-month period ending August 2004 except for $4.6 million of such charges that the Hearing Examiner recommended be disallowed because, in the opinion of the Hearing Examiner, they were not reasonably and prudently incurred. Washington Gas filed a Notice of Appeal on April 12, 2006 and a Memorandum on Appeal on April 21, 2006 with the PSC of MD, asserting that the Hearing Examiner’s recommendation is without merit. A reply memorandum was filed on May 11, 2006. After consideration of these issues, we expect the PSC of MD to issue a Final Order. Over the past ten years, Washington Gas has incurred similar purchased gas charges which the PSC of MD has reviewed and approved as being reasonably and prudently incurred and therefore subject to recovery from customers. Among other issues included in the appeal, we reminded the PSC of MD of this prior recovery and requested that similar treatment be granted for this matter. During the fiscal year ended September 30, 2006, Washington Gas accrued a liability of $4.6 million (pre-tax) related to the proposed disallowance of these purchased gas charges. If the PSC of MD rules in Washington Gas’ favor, the liability recorded in fiscal year 2006 for this issue will be reversed to income.
     Recovery of HHC Costs. In March 2006, Washington Gas began recovering the costs of HHCs that are being injected into its natural gas distribution system from Maryland sales customers through its PGC provision in Maryland. On April 28, 2006, Washington Gas filed an application with the PSC of MD requesting approval of proposed revisions to the balancing charge provisions of its firm and interruptible delivery service tariffs that would permit the utility to recover the cost of HHCs from its delivery service customers, as well as from its sales customers. On June 27, 2006, the PSC of MD issued an order that rejected Washington Gas’ proposed tariff revisions until an evidentiary hearing was held to further consider matters relating to the efficacy of the HHC injections in addressing existing leaks or in preventing additional leaks on Washington Gas’ distribution system (refer to the section entitled “Operating Issues in Prince George’s County, Maryland”). In addition to ordering an evidentiary hearing, the PSC of MD directed Washington Gas to cease recovering HHC costs being recovered through the PGC provision and to record costs that will be incurred in the future in a “pending” regulatory asset account for future regulatory disposition following the conclusion of the evidentiary hearing which was held on February 6, 2007.
     On April 2, 2007, a Hearing Examiner of the PSC of MD issued a Proposed Order granting Washington Gas full recovery of the cost of HHC injections related to Maryland sales and delivery service customers. Additionally, the Proposed Order allowed for full recovery of costs that were included in the “pending” regulatory asset account. In the Proposed Order, the Hearing Examiner concluded that based on available evidence, the injection of HHCs was a reasonable measure for which Washington Gas should be compensated. On May 2, 2007, the MD OPC filed a Notice of Appeal of the Proposed Order and we are awaiting a final decision by the PSC of MD on this matter.
     Virginia Jurisdiction
     Annual Earnings Test. In connection with a December 18, 2003 Final Order, the Virginia State Corporation Commission (SCC of VA) ordered Washington Gas to reduce its rate base related to net utility plant by $28 million, which was net of accumulated deferred income taxes of $14 million, and to establish an equivalent regulatory asset that Washington Gas had done for regulatory accounting purposes only. This regulatory asset, which was presented within “Accumulated depreciation and amortization” on the balance sheets, represented the difference between the accumulated reserve for depreciation recorded on the books of Washington Gas and a theoretical reserve that was derived by the Staff of the SCC of VA (VA Staff) as part of its review of Washington Gas’ depreciation rates, and was being amortized as a component of depreciation expense over 32 years pursuant to the Final Order. The SCC of VA further ordered that an annual “earnings test” be performed to determine if Washington Gas had earned in excess of its allowed rate of return on common equity for its Virginia operations. In connection with a depreciation study filed by Washington Gas with the SCC of VA, the

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
VA Staff concluded on December 27, 2006 that it was no longer necessary for Washington Gas to recognize this regulatory asset or perform annual earnings test calculations (refer to “Depreciation Study” below for a further discussion of this matter).
     Provision for Rate Refund. On September 15, 2006, Washington Gas filed an application with the SCC of VA to increase its annual delivery service revenues in Virginia by $23.0 million, subsequently revised to $17.2 million on November 8, 2006 due to a reduction in depreciation rates as further discussed in the section below entitled “Depreciation Study”. The application seeks an overall rate of return of 9.12 percent and a return on common equity of 11.25 percent. On February 13, 2007, under the regulations of the SCC of VA, Washington Gas implemented the proposed general revenue increase, subject to refund, pending the SCC of VA’s final decision in the proceeding. Accordingly, Washington Gas’ financial statements reflect increased revenues in accordance with the proposed increase and a provision for rate refunds, representing the estimated refund that may be required.
     Depreciation Study
     In October 2006, Washington Gas completed a depreciation rate study based on its property, plant and equipment balances as of December 31, 2005. The results of the depreciation study concluded that Washington Gas’ depreciation rates should be reduced due to asset lives being extended beyond previously estimated lives. Under regulatory requirements, these depreciation rates must be approved before they are placed into effect. In the District of Columbia and Maryland, regulatory requirements prescribe that whenever depreciation rates are revised, there must be a corresponding revision to customer billing rates. Accordingly, the new depreciation rates in the District of Columbia and Maryland will not be placed into effect until a rate case proposal is approved enabling this change.
     On April 13, 2007, Washington Gas filed the portion of the depreciation study related to the Maryland jurisdiction. The impact of the newly proposed depreciation rates are reflected in Washington Gas’ cost of service study that is included as part of an April 20, 2007 rate application. It is expected that the new depreciation rates will be approved and placed into effect when the revised customer billing rates for revenues are approved to reflect the corresponding change in depreciation rates.
     In connection with a December 21, 2006 rate application filed with the PSC of DC, Washington Gas included that portion of the depreciation study related to the District of Columbia jurisdiction. The impact of the newly proposed depreciation rates are reflected in Washington Gas’ cost of service study that is included as part of the rate application. The new depreciation rates will be placed into effect when the revised customer billing rates for revenues are approved to reflect the corresponding change in depreciation rates.
     In connection with a September 15, 2006 rate application filed with the SCC of VA, on November 8, 2006, Washington Gas included that portion of the depreciation study related to the Virginia jurisdiction. The VA Staff approved the reduction in Washington Gas’ depreciation rates in December 2006. In accordance with Virginia regulatory policy, Washington Gas implemented the new depreciation rates retroactive to January 1, 2006 which coincides with the date of the approved depreciation study. Accordingly, our depreciation and amortization expense for the current six-month period included a benefit totaling $6.5 million (pre-tax), of which $3.9 million (pre-tax) was applicable to the period from January 1, 2006 through September 30, 2006 and $2.6 million (pre-tax) was related to the current six-month period. Of this $2.6 million current period benefit, approximately $2.0 million was recorded prior to the implementation of new rates in Virginia. When new rates were put into effect in Virginia, both annual revenues and annual depreciation expense were reduced by equivalent amounts; therefore, subsequent to February 13, 2007, there will be no further impact on annual

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
operating income for this reduction.
     NON-UTILITY OPERATIONS
     As discussed below, WGL Holdings is a party to financial guarantees related to the energy-marketing activities of WGEServices. WGEServices also is exposed to the risk of non-performance associated with its electric and natural gas suppliers, and from other third parties associated with hedging its cost of natural gas. WGEServices has a credit policy in place that is designed to mitigate these credit risks through a requirement for credit enhancements including, but not limited to, letters of credit and parental guarantees. In accordance with this policy, WGEServices has obtained credit enhancements from certain of its counterparties. If certain counterparties or their guarantors meet the policy’s creditworthiness criteria, WGEServices grants limited amounts of unsecured credit to those counterparties or their guarantors, and continuously monitors these unsecured amounts.
     Financial Guarantees
     WGL Holdings has guaranteed payments primarily for certain purchases of natural gas and electricity made by WGEServices. At March 31, 2007, these guarantees totaled $404.6 million. Termination of these guarantees is coincident with the satisfaction of all obligations of WGEServices covered by the guarantees. WGL Holdings also issued guarantees totaling $3.0 million at March 31, 2007 that were made on behalf of certain of its non-utility subsidiaries associated with their banking transactions. Of the total guarantees of $407.6 million, $8.0 million, $3.1 million, $605,000 and $25.0 million are due to expire on June 30, 2007, December 31, 2007, February 29, 2008 and June 30, 2008, respectively. The remaining guarantees of $370.9 million do not have specific maturity dates. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations imposed by the guarantees upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations that had been created under the guarantees prior to the effective date of the cancellation.
NOTE 12. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

     The following tables show the components of net periodic benefit costs (income) recognized in our financial statements during the three and six months ended March 31, 2007 and 2006:

Components of Net Periodic Benefit Costs (Income)
	Three Months Ended March 31,
	2007		2006
	Pension	Health and	Pension	Health and
(In thousands)	Benefits	Life Benefits	Benefits	Life Benefits

Components of net periodic benefit costs (income)
Service cost	$2,991	$2,657	$2,627	$2,558
Interest cost	9,758	6,310	9,292	5,456
Expected return on plan assets	(12,683)	(3,878)	(12,659)	(3,570)
Recognized prior service cost	576	—	576	—
Recognized actuarial loss	921	2,882	839	2,580
Amortization of transition obligation	—	363	—	363

Net periodic benefit cost	1,563	8,334	675	7,387

Amount allocated to construction projects	(221)	(1,102)	(101)	(707)
Amount deferred as regulatory asset/liability—net	(1,116)	90	(1,012)	(177)
Other	54	—	(27)	—

Amount charged (credited) to expense	$280	$7,322	$(465)	$6,503

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (concluded)
Notes to Consolidated Financial Statements (Unaudited)

Components of Net Periodic Benefit Costs (Income)
	Six Months Ended March 31,
	2007		2006
	Pension	Health and	Pension	Health and
(In thousands)	Benefits	Life Benefits	Benefits	Life Benefits

Components of net periodic benefit costs (income)
Service cost	$5,981	$5,313	$5,253	$5,116
Interest cost	19,516	12,620	18,585	10,912
Expected return on plan assets	(25,367)	(7,757)	(25,318)	(7,140)
Recognized prior service cost	1,152	—	1,152	—
Recognized actuarial loss	1,843	5,765	1,679	5,159
Amortization of transition obligation	—	726	—	726

Net periodic benefit cost	3,125	16,667	1,351	14,773

Amount allocated to construction projects	(212)	(2,195)	19	(1,737)
Amount deferred as regulatory asset/liability—net	(2,304)	176	(2,024)	(354)
Other	(42)	—	(67)	—

Amount charged (credited) to expense	$567	$14,648	$(721)	$12,682

     Amounts included in the line item “Amount deferred as regulatory asset/liability-net,” as shown in the table above, represent the difference between the cost of the applicable Pension Benefits or the Health and Life Benefits and the amount that Washington Gas is permitted to recover in rates that Washington Gas charges in the District of Columbia. These differences are recorded as regulatory assets or liabilities and will be reflected as adjustments to customer bills in future rate proceedings.

WGL Holdings, Inc.
Washington Gas Light Company
 Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
     Management’s Discussion is divided into the following two major sections:
•	WGL Holdings—This section describes the financial condition and results of operations of WGL Holdings and its subsidiaries on a consolidated basis. It includes discussions of our regulated and unregulated operations. The majority of WGL Holdings’ operations are derived from the results of Washington Gas Light Company (Washington Gas) and, to a much lesser extent, the results of our non-utility operations. These unregulated, non-utility operations are wholly owned by Washington Gas Resources Corporation (Washington Gas Resources), a wholly owned subsidiary of WGL Holdings.

•	Washington Gas—This section describes the financial condition and results of operations of Washington Gas, a wholly owned subsidiary that comprises the majority of our regulated utility segment.
     Both of the major sections of Management’s Discussion—WGL Holdings and Washington Gas—should be read to obtain an understanding of our operations and financial performance. Management’s Discussion also should be read in conjunction with the respective company’s financial statements and the combined Notes to Consolidated Financial Statements.
     Unless otherwise noted, earnings per share amounts are presented on a diluted basis and are based on weighted average common and common equivalent shares outstanding. Our operations are seasonal and, accordingly, our operating results for the interim periods presented are not indicative of the results to be expected for the full fiscal year. The earnings (loss) per share of any segment does not represent a direct legal interest in the assets and liabilities allocated to any one segment, but rather represents a direct equity interest in our assets and liabilities as a whole.
EXECUTIVE OVERVIEW
     Introduction
     WGL Holdings, through its wholly owned subsidiaries, sells and delivers natural gas and provides a variety of energy-related products and services to customers primarily in Washington, D.C. and the surrounding metropolitan areas in Maryland and Virginia. At March 31, 2007, we had 1,679 employees comprising 1,605 utility and 74 non-utility employees. WGL Holdings has three operating segments that are described below.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Regulated Utility. Our regulated utility segment consists of Washington Gas and Hampshire Gas Company (Hampshire). Washington Gas delivers natural gas to retail customers in accordance with tariffs approved by the regulatory commissions that have jurisdiction over Washington Gas’ rates. Washington Gas also sells natural gas to customers who have not elected to purchase natural gas from unregulated third-party marketers. Washington Gas does not earn a profit or incur a loss when it sells the natural gas commodity because utility customers are charged for the natural gas commodity at the same cost that Washington Gas incurs. Hampshire, a wholly owned subsidiary of WGL Holdings, operates an underground natural gas storage facility that is regulated by the Federal Energy Regulatory Commission (FERC). Washington Gas purchases all of the storage services of Hampshire and includes the cost of these services in the bills sent to its customers.
     Retail Energy-Marketing. The retail energy-marketing segment includes the operations of Washington Gas Energy Services, Inc. (WGEServices). WGEServices competes principally with other unregulated third-party marketers by selling natural gas and electricity directly to residential, commercial and industrial customers in Maryland, Virginia, Delaware and the District of Columbia. WGEServices does not own or operate any natural gas or electric generation, production, transmission or distribution assets. Rather, it buys and resells natural gas and electricity with the objective of earning a profit through competitively-priced contracts. These commodities are delivered to retail customers through the assets owned by regulated utilities such as Washington Gas or other unaffiliated natural gas or electric utilities.
     Commercial Heating, Ventilating and Air Conditioning (HVAC). Our commercial HVAC segment, which includes the operations of Washington Gas Energy Systems, Inc. (WGESystems), manages design-build and renovation projects, and provides maintenance services to the commercial and government markets.
     Key Indicators of Financial Condition and Operating Performance
     The following are key indicators for monitoring our financial condition and operating performance:
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
PRIMARY FACTORS AFFECTING WGL HOLDINGS AND WASHINGTON GAS
     The principal business, economic and other factors that affect our operations and/or financial performance include:
•	weather conditions and weather patterns;

•	regulatory environment and regulatory decisions;

•	availability of natural gas supplies and interstate pipeline transportation and storage capacity;

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
•	natural gas prices and the prices of competing energy products;

•	changes in customers’ natural gas usage resulting from improved appliance efficiencies and the effect of changing natural gas prices;

•	the safety and reliability of the natural gas distribution system;

•	availability of electricity supply;

•	the level of capital expenditures for adding new customers and replacing facilities worn beyond economic repair;

•	our ability to manage and control the effects of receiving gas from the Cove Point liquefied natural gas terminal into Washington Gas’ natural gas distribution system;

•	new or changed laws and regulations;

•	competitive environment;

•	environmental matters;

•	industry consolidation;

•	economic conditions and interest rates;

•	inflation/deflation;

•	labor contracts, including labor and benefit costs and

•	changes in accounting principles.
     For a further discussion of our business, operating segments and the factors listed above, refer to Management’s Discussion within the combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2006. Also, refer to the section entitled “Safe Harbor for Forward-Looking Statements” included in this quarterly report for a listing of forward-looking statements related to factors affecting WGL Holdings and Washington Gas.
CRITICAL ACCOUNTING POLICIES
     Preparation of financial statements and related disclosures in compliance with Generally Accepted Accounting Principles in the United States of America (GAAP) requires the selection and the application of appropriate technical accounting rules to the relevant facts and circumstances of our operations, as well as our use of estimates to compile the consolidated financial statements. The application of these accounting policies involves judgment regarding estimates and projected outcomes of future events, including the likelihood of success of particular regulatory initiatives, the likelihood of realizing estimates for legal and environmental contingencies and the probability of recovering costs and investments in both the regulated utility and non-utility business segments.
     We have identified the following critical accounting policies that require our judgment and estimation where the resulting estimates have a material effect on our financial statements:
•	accounting for unbilled revenue and cost of gas recognition;

•	accounting for regulatory operations – regulatory assets and liabilities;

•	accounting for income taxes;

•	accounting for contingencies;

•	accounting for derivative instruments and

•	accounting for pension and other post-retirement benefit costs.
     For a description of these critical accounting policies, refer to Management’s Discussion within the combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2006.

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
WGL HOLDINGS, INC.
     RESULTS OF OPERATIONS – Three Months Ended March 31, 2007 vs. March 31, 2006
     Summary Results
     WGL Holdings, Inc. reported net income of $63.4 million, or $1.29 per share, for the three months ended March 31, 2007, the second quarter of our fiscal year 2007. This represents an increase of $6.5 million, or $0.13 per share, over net income of $56.9 million, or $1.16 per share, reported for the three months ended March 31, 2006. For the twelve-month periods ended March 31, 2007 and 2006, we earned a return on average common equity of 9.6 percent and 8.6 percent, respectively.
     Income from continuing operations was $63.4 million, or $1.29 per share, for the three months ended March 31, 2007, an increase of $6.1 million or $0.12 per share, over income from continuing operations of $57.3 million, or $1.17 per share, reported for the three months ended March 31, 2006. Income from continuing operations for the three months ended March 31, 2006 excluded an after-tax loss of $371,000, or $0.01 per share, from discontinued operations.
     The increase in income from continuing operations for the three months ended March 31, 2007 over the same period of the prior fiscal year reflects $0.11 per share of higher earnings from our regulated utility segment, coupled with $0.01 per share of increased earnings from our commercial HVAC segment.
     Regulated Utility Operating Results
     The following table summarizes the regulated utility segment’s operating results for the three months ended March 31, 2007 and 2006.

Regulated Utility Operating Results
	Three Months Ended
	March 31,
(In thousands)	2007	2006	Variance

Operating revenues	$707,662	$712,809	$(5,147)

Operating expenses:
Cost of gas	458,805	485,516	(26,711)
Operation and maintenance	70,069	62,344	7,725
Depreciation and amortization	24,339	23,097	1,242
General taxes and other assessments:
Revenue taxes	22,833	20,760	2,073
Other	12,995	13,005	(10)

Total operating expenses	589,041	604,722	(15,681)

Operating income	118,621	108,087	10,534
Interest expense	11,171	11,374	(203)
Other (income) expenses—net, including preferred stock dividends	19	178	(159)
Income tax expense	41,806	36,881	4,925

Net Income	$65,625	$59,654	$5,971

     The regulated utility segment’s net income was $65.6 million, or $1.33 per share, for the three months ended March 31, 2007, an increase of $5.9 million, or $0.11 per share, over net income of $59.7 million, or $1.22 per share, reported for the second quarter of the prior fiscal year. The year-over-year increase in net income primarily reflects: (i) increased deliveries of natural gas to firm customers, (ii) the favorable comparison in this quarter’s earnings of a charge recorded in the prior fiscal year related to a proposed disallowance of certain natural gas costs (iii) new rates that went into effect in Virginia on February 13, 2007. Partially offsetting the year-over-year increase in net income

WGL Holdings, Inc.
 Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
were increased operations and maintenance expenses and reduced revenues from recoverable carrying costs on lower average storage gas inventories.
     Natural gas deliveries to firm customers increased by 96.2 million therms, or 18.2 percent, to 624.4 million therms during the second quarter of fiscal year 2007. The increase in firm therm deliveries was driven by 15.4 percent colder weather experienced in the second quarter of fiscal year 2007 when compared to the same quarter in fiscal year 2006, coupled with continued customer growth. Weather, when measured by heating degree days (HDDs), was 4.9 percent colder-than-normal in the second quarter of fiscal year 2007, as compared to 8.9 percent warmer than normal for the same quarter of fiscal year 2006. In Maryland, the application of our Revenue Normalization Adjustment (RNA) billing mechanism fully offset the benefits from the colder-than-normal weather. Unlike the RNA billing mechanism, our weather insurance policy and weather derivative in the District of Columbia and Virginia, respectively, allow us to retain the benefits of colder-than-normal weather. The financial effect of these weather-related instruments is calculated based on cumulative weather experienced from the beginning of the fiscal year. Accordingly, the financial effects of weather on a quarterly basis may not correlate with the HHDs experienced in a particular quarter. In the second quarter of fiscal year 2007, net income was enhanced by an estimated $1 million (after-tax), or $0.02 per share, from the 4.9 percent colder-than-normal weather. For the second quarter of fiscal year 2006, the 8.9 percent warmer-than-normal weather reduced earnings by an estimated $1 million (after-tax), or $0.02 per share. Expenses and net benefits associated with our weather-related instruments in the District of Columbia and Virginia for the second quarter of fiscal years 2007 and 2006 are reflected in “Operation and maintenance” expenses, as discussed below (refer to the section entitled “Weather Risk” for a further discussion of our RNA and weather-related instruments).
     Also contributing to the increase in earnings for the second quarter of fiscal year 2007 was the addition of 16,856 active customer meters since the end of the same quarter of the prior fiscal year. Earnings for the three months ended March 31, 2007 also reflect new rates that went into effect in Virginia on February 13, 2007. This rate increase went into effect pursuant to the regulations of the State Corporation Commission of Virginia (SCC of VA), and is subject to refund pending the SCC of VA’s final decision on the rate case that we filed on September 15, 2006 (refer to the section entitled “Rates and Regulatory Matters”). Our financial results reflect a provision for rate refunds to customers, representing our judgment of the rate case outcome. Earnings were unfavorably affected by $2.2 million of decreased revenues from recoverable carrying costs on lower average storage gas inventories.
     The increase in current quarter earnings also reflects the favorable comparison in the current quarter’s earnings of a $4.6 million charge recorded in the second quarter of 2006 to “Utility cost of gas” expense. This charge related to a proposed regulatory order to disallow certain natural gas costs incurred by Washington Gas and billed to Maryland customers.
     Earnings of the regulated utility segment for the second quarter of fiscal year 2007 were affected by a $7.7 million (pre-tax) increase in operation and maintenance expenses. This increase primarily reflects reduced net benefits of $7.9 million (pre-tax) related to our weather insurance policy and weather derivative in the District of Columbia and Virginia, respectively, due to the colder-than-normal weather in the current period. As previously discussed, the reduction in these net benefits is more than offset in earnings by the increase in revenues that resulted from retaining the benefits of the colder-than-normal weather in the District of Columbia and Virginia.

WGL Holdings, Inc.
 Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Non-Utility Operating Results
     Our non-utility operations comprise two business segments: (i) retail energy-marketing and (ii) commercial HVAC. Transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our three operating segments, are aggregated as “Other Activities” and included as part of non-utility operations. Total net loss from our continuing non-utility operations was $2.3 million, or $0.04 per share, for the three months ended March 31, 2007, as compared to a net loss of $2.4 million, or $0.05 per share, for the same three-month period of the prior fiscal year. The following table compares the financial results from non-utility activities for the three months ended March 31, 2007 and 2006.

Composition of Non-Utility Net Income (Loss) and Other Statistics
	Three Months Ended
	March 31,
	2007	2006	Variance

Non-Utility Net Income (Loss) (in thousands)
Retail energy-marketing	$(1,589)	$(1,596)	$7
Commercial HVAC	41	(316)	357

Total major non-utility	(1,548)	(1,912)	364
Other activities	(702)	(488)	(214)

Total non-utility	$(2,250)	$(2,400)	$150

Retail Energy-Marketing Statistics
Natural gas
Therm sales (thousands of therms)	316,035	277,313	38,722
Number of customers (end of period)	140,700	145,400	(4,700)

Electricity
Electricity sales (thousands of kWhs)	1,007,252	426,534	580,718
Number of accounts (end of period)	69,600	34,300	35,300

     Retail Energy-Marketing. WGEServices’ net loss of $1.6 million, or $0.03 per share, for the quarter ended March 31, 2007, relatively unchanged from the net loss reported for the same quarter of the prior year. Results for the second quarter of the prior fiscal year benefited from the reversal of expenses, in that quarter, of $3.1 million (pre-tax) related to certain fees assessed by the District of Columbia Public Service Commission (PSC of DC) that were accrued in prior years. Favorably affecting results in the current quarter were higher gross margins (revenues less costs of energy) from the sale of electricity, partially offset by lower gross margins from the sale of natural gas and higher selling and general and administrative expenses due to increased costs associated with growing our electric customer base and higher uncollectible accounts expense.
     Gross margins from electric sales increased significantly in the 2007 second quarter, reflecting a substantial rise in both electric sales volumes and the gross margin per kilowatt hour sold. At the end of the second quarter of fiscal year 2007, the number of electric customers had more than doubled when compared to the end of the same quarter of the prior fiscal year. This customer growth was principally the result of new competitive opportunities that emerged during the second half of fiscal year 2006 as a result of a sharp increase in competing rates offered by electric utilities in Maryland and Delaware. Also favorably affecting the gross margins from electric sales were mark-to-market gains in the current quarter of $2.5 million (pre-tax) resulting from derivative contracts.
     Lower gross margins from natural gas sales stemmed from a combination of higher gas costs in relation to retail sales prices, partially offset by an increase in natural gas sales volumes. Natural gas sales volumes increased 14.0 percent due to colder weather experienced in the second quarter of

WGL Holdings, Inc.
 Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
fiscal year 2007 over the same quarter of the prior fiscal year. Higher gas costs were the result of the mix of higher-cost contracted natural gas purchases and storage gas withdrawals that were used to supply retail sales customers during the second quarter of fiscal year 2007 relative to the same quarter last year.
     Gross margins from natural gas sales were also negatively affected by higher mark-to-market losses and weather hedge costs in the current second quarter than in the same quarter of the prior fiscal year. Market valuation losses or gains are recorded principally in connection with derivative contracts that are used to mitigate the risk of volatility in the market price of natural gas. The year-to-year net change in the valuation of these instruments, including the weather hedge costs, reduced pre-tax earnings by $593,000.
     Commercial HVAC. WGESystems comprises the commercial HVAC segment which contributed net income of $41,000 for the second quarter of fiscal year 2007 compared to a net loss of $316,000, or $0.01 per share, for the same quarter in fiscal year 2006. The higher earnings for this segment were driven by reduced costs.
     Interest Expense
     The following table depicts the components of interest expense for the quarters ended March 31, 2007 and 2006.

Composition of Interest Expense
	Three Months Ended
	March 31,
(In thousands)	2007	2006	Variance

Long-term debt	$10,042	$10,305	$(263)
Short-term debt	2,100	2,071	29
Other (includes AFUDC) (a)	479	327	152

Total	$12,621	$12,703	$(82)

(a)	Represents the debt component of Allowance for Funds Used During Construction.
     WGL Holdings’ interest expense of $12.6 million for the second quarter of fiscal year 2007 was relatively unchanged from the same quarter last year.
     RESULTS OF OPERATIONS – Six Months Ended March 31, 2007 vs. March 31, 2006
     Summary Results
     For the first six months of fiscal year 2007, we reported net income of $108.5 million, or $2.21 per share, an increase of $7.2 million, or $0.14 per share, over net income of $101.3 million, or $2.07 per share, reported for the corresponding period of the prior fiscal year.
     We reported income from continuing operations of $108.5 million, or $2.21 per share, for the first six months of fiscal year 2007, an increase of $6.0 million, or $0.11 per share, over income from continuing operations of $102.5 million, or $2.10 per share, for the corresponding period of the prior fiscal year. Income from continuing operations for the six months ended March 31, 2006 excluded an after-tax loss of $1.2 million, or $0.03 per share, from discontinued operations.
     The increase in income from continuing operations for the first six months of fiscal year 2007 over the same period in fiscal year 2006 reflects $0.07 per share of increased earnings from our regulated utility segment, coupled with $0.04 per share of increased earnings from our retail energy-marketing segment.

WGL Holdings, Inc.
 Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Regulated Utility Operating Results
     The following table summarizes the regulated utility segment’s operating results for the six months ended March 31, 2007 and 2006.

Regulated Utility Operating Results
	Six Months Ended
	March 31,
(In thousands)	2007	2006	Variance

Operating revenues	$1,141,012	$1,317,794	$(176,782)

Operating expenses:
Cost of gas	709,810	895,750	(185,940)
Operation and maintenance	126,122	123,025	3,097
Depreciation and amortization	42,890	46,057	(3,167)
General taxes and other assessments:
Revenue taxes	38,110	37,453	657
Other	22,270	23,044	(774)

Total operating expenses	939,202	1,125,329	(186,127)

Operating income	201,810	192,465	9,345
Interest expense	23,145	22,696	449
Other (income) expenses—net, including preferred stock dividends	480	567	(87)
Income tax expense	69,565	64,778	4,787

Net Income	$108,620	$104,424	$4,196

     Our regulated utility segment reported net income of $108.6 million, or $2.21 per share, for the six months ended March 31, 2007, an increase of $4.2 million, or $0.07 per share, over the net income of $104.4 million, or $2.14 per share, reported for the first six months of fiscal year 2006. The year-over-year increase in net income primarily reflects: (i) increased deliveries of natural gas to firm customers, (ii) the favorable comparison in this year’s earnings of a charge recorded in the prior fiscal year related to a proposed disallowance of certain natural gas costs, (iii) lower depreciation and amortization expense associated with a regulatory order in Virginia and (iv) new rates that went into effect in Virginia on February 13, 2007. Partially offsetting the year-over-year increase in net income were increased operations and maintenance expenses and reduced revenues from recoverable carrying costs on lower average storage gas inventories.
     Natural gas deliveries to firm customers increased 31.1 million therms, or 3.3 percent, to 989.0 million therms during the six months ended March 31, 2007 when compared to the six months ended March 31, 2006. The increase in therm deliveries was driven by 3.1 percent colder weather when compared to the same period of the prior year as well as by the addition of 16,856 active customer meters since the end of the same period of prior fiscal year.
     Our weather insurance and weather derivative in the District of Columbia and Virginia, respectively, allow us to retain the benefits of colder-than-normal weather. During the six months ended March 31, 2007, net income was enhanced by an estimated $1 million (after-tax), or $0.02 per share from 1.4 percent colder-than-normal weather. For the comparable six-month period in fiscal year 2006, weather was 1.5 percent warmer than normal; however, net income in relation to normal weather increased by an estimated $2.5 million (after-tax), or $0.05 per share, from the colder-than-normal weather experienced during the first quarter of fiscal year 2006. Expenses and net benefits associated with our weather-related instruments in the District of Columbia and Virginia for the first six months of fiscal years 2007 and 2006 are reflected in “Operation and maintenance” expenses, as discussed below.
     Also contributing to the increased earnings were new rates that went into effect in Virginia on February 13, 2007, subject to refund, associated with a pending rate case and the favorable

WGL Holdings, Inc.
 Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
comparison in the current year’s earnings of a $4.6 million charge recorded in the second quarter of 2006 related to a proposed regulatory order to disallow certain natural gas costs incurred by Washington Gas and billed to Maryland customers. Unfavorably affecting the earnings of the regulated utility segment was $3.4 million of reduced revenues from recoverable carrying costs on lower average storage gas inventories.
     Operation and maintenance expenses increased $3.1 million (pre-tax) during the six months ended March 31, 2007 when compared to the corresponding period of the prior year. This increase primarily reflects reduced net benefits of $6.6 million (pre-tax), related to our weather insurance policy and weather derivative in the District of Columbia and Virginia, respectively. Also contributing to the increase in operations and maintenance expenses was $3.2 million (pre-tax) of higher pension and post-retirement benefit costs primarily due to the effect of using updated mortality assumptions commencing in fiscal year 2007. Partially offsetting the increase in these expenses was $7.2 million (pre-tax) of lower expenses for uncollectible accounts primarily due to the effects of lower gas prices. As previously discussed, the reduction in the net benefits of our weather derivative and weather insurance is more than offset in earnings by the increase in revenues that resulted from the colder-than-normal weather in the District of Columbia and Virginia.
     The regulated utility segment benefited from $3.2 million (pre-tax) of lower depreciation and amortization expense during the six months ended March 31, 2007 when compared to the same period of the prior fiscal year. The lower expense was attributable to a $6.5 million (pre-tax) benefit in the current six-month period related to a reduction in Washington Gas’ depreciation rates that was approved by the staff of the SCC of VA during the first quarter of fiscal year 2007. Partially offsetting the effect of reduced depreciation rates was the effect of additional depreciation on an increased balance in property, plant and equipment.
     In accordance with Virginia regulatory policy, we implemented the new Virginia depreciation rates retroactive to January 1, 2006 which coincides with the date of the approved depreciation study. Accordingly, of the $6.5 million (pre-tax) benefit recorded in the current six-month period, $3.9 million (pre-tax) was applicable to the period from January 1, 2006 through September 30, 2006 and $2.6 million (pre-tax) was related to the current six-month period. Of this $2.6 million current period benefit, approximately $2.0 million was recorded prior to the implementation of new rates in Virginia. When new rates were put into effect in Virginia, both annual revenues and annual depreciation expense were reduced by equivalent amounts; therefore, subsequent to February 13, 2007, there will be no further impact on annual operating income for this reduction. For a further discussion of our depreciation study, refer to the section entitled “Rates and Regulatory Matters – Depreciation Study” included under Management’s Discussion for Washington Gas.
     Non-Utility Operating Results
     Our continuing non-utility operations reported a net loss of $147,000 for the six months ended March 31, 2007, as compared to a net loss of $1.9 million, or $0.04 per share, for the same six-month period of the prior fiscal year. The following table compares the financial results from non-utility activities for the six months ended March 31, 2007 and 2006.

WGL Holdings, Inc.
 Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Composition of Non-Utility Net Income (Loss) and Other Statistics
	Six Months Ended
	March 31,
	2007	2006	Variance
Non-Utility Net Income (Loss) (in thousands)
Retail energy-marketing	$1,087	$(1,173)	$2,260
Commercial HVAC	138	119	19

Total major non-utility	1,225	(1,054)	2,279
Other activities	(1,372)	(864)	(508)

Total non-utility	$(147)	$(1,918)	$1,771

Retail Energy-Marketing Statistics
Natural gas
Therm sales (thousands of therms)	520,647	500,788	19,859
Number of customers (end of period)	140,700	145,400	(4,700)

Electricity
Electricity sales (thousands of kWhs)	1,906,981	918,905	988,076
Number of accounts (end of period)	69,600	34,300	35,300

     Retail Energy-Marketing. WGEServices reported net income of $1.1 million, or $0.02 per share, for the six months ended March 31, 2007, an increase in earnings of $2.3 million, or $0.04 per share, over a net loss of $1.2 million, or $0.02 per share, reported for the same six-month period in fiscal year 2006. The year-over-year improvement in earnings for this business primarily reflect higher gross margins from the sale of electricity, partially offset by lower gross margins from the sale of natural gas. Further tempering the improved earnings were higher selling, general and administrative expenses due to increased costs associated with growing our electric customer base, higher uncollectible accounts expense and increased labor and benefits expenses. Additionally, results from the prior fiscal year benefited from the reversal of expenses of $3.1 million (pre-tax) related to certain fees assessed by the PSC of DC that were accrued in prior fiscal years.
     Gross margins from electric sales increased significantly in the current six-month period, reflecting a substantial rise in both electric sales volumes and the gross margin per kilowatt hour sold resulting from new competitive opportunities that emerged in the second half of fiscal year 2006. Also favorably affecting the gross margins from electric sales were mark-to-market gains in the current quarter of $2.5 million (pre-tax) resulting from derivative contracts.
     Partially offsetting this increase in earnings were lower gross margins from natural gas sales stemming from higher gas costs in relation to retail sales prices, slightly offset by a 4.0 percent increase in natural gas sales volumes.
     Interest Expense
     The following table depicts the components of interest expense for the six months ended March 31, 2007 and 2006.

Composition of Interest Expense
	Six Months Ended
	March 31,
(In thousands)	2007	2006	Variance

Long-term debt	$20,050	$20,527	$(477)
Short-term debt	4,620	3,468	1,152
Other (includes AFUDC) (a)	1,163	690	473

Total	$25,833	$24,685	$1,148

(a)	Represents the debt component of Allowance for Funds Used During Construction.

WGL Holdings, Inc.
 Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     WGL Holdings’ interest expense of $25.8 million for the first six months of fiscal year 2007 increased $1.1 million over the same period last year. This increase primarily reflects higher interest costs associated with short-term borrowings, reflecting an increase in the weighted average cost of these borrowings, coupled with a higher average balance of short-term debt outstanding.
     LIQUIDITY AND CAPITAL RESOURCES
     General Factors Affecting Liquidity
     It is important for us to have access to short-term debt markets to maintain satisfactory liquidity to operate our businesses on a near-term basis. Acquisition of natural gas, electricity, pipeline capacity and the need to finance accounts receivable and storage gas inventory are our most significant short-term financing requirements. The need for long-term capital is driven primarily by capital expenditures and maturities of long-term debt.
     Our ability to obtain such financing depends on our credit ratings which are greatly affected by our financial performance. Also potentially affecting access to short-term debt capital is the liquidity of financial markets, as well as the nature of any restrictions that might be placed upon us, such as ratings triggers or a requirement to provide creditors with additional credit support in the event of a determination of insufficient creditworthiness. The ability to procure sufficient levels of long-term capital at reasonable costs is determined by the level of our capital expenditure requirements, our financial performance and the effect of these factors on our credit ratings and investment alternatives available to investors.
     We have a capital structure goal to maintain our common equity ratio in the mid-50 percent range of total consolidated capital. The level of this ratio varies during the fiscal year due to the seasonal nature of our business. This seasonality is also evident in the variability of our short-term debt balances which are typically higher in the fall and winter months, and substantially lower in the spring when a significant portion of our current assets is converted into cash at the end of the winter heating season. Accomplishing this capital structure objective and maintaining sufficient cash flow are necessary to maintain attractive credit ratings for WGL Holdings and Washington Gas, and to allow access to capital at reasonable costs. As of March 31, 2007, total consolidated capitalization, including current maturities of long-term debt and excluding notes payable, comprised 60.3 percent common equity, 1.7 percent preferred stock and 38.0 percent long-term debt. Our cash flow requirements and our ability to provide satisfactory resources to satisfy those requirements are primarily influenced by the activities of Washington Gas and, to a lesser extent, our non-utility operations.
     Our plans provide for sufficient liquidity to satisfy our financial obligations. At March 31, 2007, we did not have any restrictions on our cash balances that would affect the payment of common or preferred stock dividends by WGL Holdings or Washington Gas.
     Short-Term Cash Requirements and Related Financing
     Washington Gas’ business is weather sensitive and seasonal, causing short-term cash requirements to vary significantly during the year. Over 75 percent of the total therms delivered in Washington Gas’ service area (excluding deliveries to two electric generation facilities) occur during the first and second fiscal quarters. Accordingly, Washington Gas typically generates more net income in the first six months of the fiscal year than it does for the entire fiscal year. During the first six months of our fiscal year, Washington Gas generates large sales volumes and its cash requirements peak when accounts receivable, unbilled revenues and storage gas inventories are at

WGL Holdings, Inc.
 Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
their highest levels. During the last six months of our fiscal year, after the winter heating season, Washington Gas will typically experience a seasonal net loss due to reduced demand for natural gas. During this period, many of Washington Gas’ assets are converted into cash which Washington Gas generally uses to reduce and sometimes eliminate short-term debt and to acquire storage gas for the next heating season.
     Washington Gas and WGEServices have seasonal short-term cash requirements resulting from their need to purchase storage gas inventory in advance of the winter heating periods in which the storage gas is sold. Washington Gas generally collects the cost of its gas under gas cost recovery mechanisms. WGEServices collects revenues that are designed to reimburse for its cost of gas used to supply its retail customer contracts. Variations in the timing of cash receipts from customers under these collection methods can significantly affect short-term cash requirements. In addition, both Washington Gas and WGEServices pay their respective commodity suppliers before collecting the accounts receivable balances resulting from these sales. WGEServices derives its funding to finance these activities from short-term debt issued by WGL Holdings. Additionally, WGL Holdings may be required to post collateral on behalf of WGEServices for certain purchases of natural gas and electricity that are above the amount guaranteed by WGL Holdings (refer to the section entitled “Financial Guarantees” below).
     WGL Holdings and Washington Gas utilize short-term debt in the form of commercial paper or unsecured short-term bank loans to fund seasonal cash requirements. Our policy is to maintain back-up bank credit facilities in an amount equal to or greater than our expected maximum commercial paper position. WGL Holdings and Washington Gas each have revolving credit agreements with a group of commercial banks that, at the request of each company and with the approval of the banks, provide credit up to $325 million to each company. These credit facilities expire on September 30, 2010. As of March 31, 2007, there were no outstanding borrowings under either the WGL Holdings or Washington Gas credit facilities (refer to Note 4 of the Notes to Consolidated Financial Statements in this Form 10-Q).
     At March 31, 2007 and September 30, 2006, WGL Holdings and its subsidiaries had outstanding notes payable in the form of commercial paper of $141.8 million and $177.4 million, respectively. Substantially all of the outstanding notes payable balance at March 31, 2007 was commercial paper issued by WGL Holdings. Of the outstanding notes payable balance at September 30, 2006, $104.6 million and $72.8 million was commercial paper issued by WGL Holdings and Washington Gas, respectively.
     Long-Term Cash Requirements and Related Financing
     Our long-term cash requirements primarily depend upon the level of capital expenditures, long-term debt maturities and decisions to refinance long-term debt. Historically, we have devoted the majority of our capital expenditures to adding new Washington Gas customers in our existing service area. However, as a result of operating issues in Prince George’s County, Maryland that are described later in Management’s Discussion, a higher proportion of our total capital expenditures incurred throughout fiscal year 2006 and in the six months ended March 31, 2007 has related to asset replacements rather than to new business; such expenditures are projected to be substantially completed by the end of fiscal year 2007 (refer to the section entitled “Capital Expenditures” below).
     At March 31, 2007, Washington Gas had the capacity, under a shelf registration that was declared effective by the Securities and Exchange Commission on June 8, 2006, to issue up to $300.0 million of Medium-Term Notes (MTNs).

WGL Holdings, Inc.
 Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Security Ratings
     The table below reflects the current credit ratings for the outstanding debt instruments of WGL Holdings and Washington Gas. Changes in credit ratings may affect WGL Holdings’ and Washington Gas’ cost of short-term and long-term debt and their access to the capital markets. Credit ratings can change at any time.
Credit Ratings for Outstanding Debt Instruments

	WGL Holdings		Washington Gas
	Unsecured		Unsecured
	Medium-Term Notes	Commercial	Medium-Term	Commercial
Rating Service	(Indicative)(a)	Paper	Notes	Paper

Fitch Ratings	A+	F1	AA–	F1+
Moody’s Investors Service	Not Rated	Not Prime	A2	P–1
Standard & Poor’s Ratings Services(b)	AA–	A–1	AA–	A–1

(a)	Indicates the ratings that may be applicable if WGL Holdings were to issue unsecured MTNs.

(b)	This agency has held a negative outlook on the long-term debt ratings of WGL Holdings and Washington Gas since July 2, 2004.
     Cash Flows Provided by Operating Activities
     The primary drivers for our operating cash flows are cash payments received from natural gas customers, offset by our payments for natural gas costs, operation and maintenance expenses, taxes and interest costs. Although long-term interest rates remain relatively low and we have been able to take advantage of refinancing certain of our long-term debt at lower interest rates, interest expense for the six months ended March 31, 2007 and 2006 reflects the effect of a rise in short-term interest rates.
     Net cash used provided by operating activities totaled $221.7 million for the six months ended March 31, 2007. Net cash provided by operating activities reflects net income applicable to common stock, as adjusted for non-cash earnings and charges, as well as changes in working capital. Certain changes in working capital from September 30, 2006 to March 31, 2007 are described below:
•	Accounts receivable and unbilled revenues—net increased $349.1 million from September 30, 2006, primarily due to increased sales associated with our winter heating season.

•	Storage gas inventory levels decreased $205.3 million from September 30, 2006 due to seasonal withdrawals.

•	Accounts payable and other accrued liabilities increased $118.1 million, largely attributable to seasonal natural gas purchases.
     Cash Flows Used in Financing Activities
     Cash flows used in financing activities totaled $61.1 million for the six months ended March 31, 2007. Driving this use of cash was a decrease in our notes payable balance of $35.6 million, and common stock dividend payments totaling $33.1 million. Partially offsetting these uses was $7.9 million in cash proceeds from the issuance of common stock pursuant to our stock-based compensation plan.
     Cash Flows Used in Investing Activities
     During the six months ended March 31, 2007, cash flows used in investing activities totaled $72.2 million, $72.1 million of which were for capital expenditures made on behalf of Washington Gas.

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Capital Expenditures
     We have revised our five-year capital expenditures budget from $786.7 million as reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006, to a revised total of $763.7 million to be expended during fiscal years 2007-2011. The revised projection primarily reflects a decrease in projected expenditures related to a rehabilitation project in Prince George’s County, Maryland. The following table depicts our revised capital expenditures budget for fiscal years 2007 through 2011.
Projected Capital Expenditures

	Fiscal Year Ending September 30,
(in millions)	2007	2008	2009	2010	2011	Total

New business	$52.5	$57.0	$56.9	$67.3	$61.6	$295.3
Replacements
Rehabilitation project	31.1	1.7	—	—	—	32.8
Other	28.9	28.8	29.9	27.2	26.6	141.4
LNG storage facility	1.1	1.5	44.5	60.0	20.0	127.1
Other	37.1	46.1	41.7	22.1	20.1	167.1

Total-accrual basis(a)	$150.7	$135.1	$173.0	$176.6	$128.3	$763.7

(a)	Excludes Allowance for Funds Used During Construction. Includes capital expenditures accrued and capital expenditure adjustments recorded in the fiscal year.
     The 2007 to 2011 projected periods include $295.3 million for continued growth to serve new customers and $174.2 million primarily related to the replacement and betterment of existing capacity. In connection with a rehabilitation project in Prince George’s County, Maryland, a total of $56.0 million was expended in fiscal years 2005 and 2006, and up to $32.8 million is projected to be expended between fiscal years 2007 through 2008, representing a total of $88.8 million. This represents a decrease in total estimated expenditures for this rehabilitation project of $55.2 million, or 38.3 percent, from the original estimate of $144 million. As explained in the section entitled ‘‘Operating Issues in Prince George’s County, Maryland,” the amount that will be expended on this rehabilitation project has been reduced to reflect the modification of the project’s scope.
     Projected expenditures also reflect $167.1 million of other expenditures, which include general plant. Additionally, the projected period contains capital expenditures to construct a necessary, new source of peak day capacity within the boundaries of the natural gas distribution system to support customer growth and pressure requirements on the entire natural gas distribution system. Specifically, these estimated expenditures are expected to be used to construct a one billion cubic foot LNG storage facility on the land used for former storage facilities by Washington Gas in Chillum, Maryland. This new storage facility is currently estimated to cost a total of $148.6 million, of which $127.1 million is included in the Projected Capital Expenditures table as costs that are expected to be incurred between fiscal years 2007 through 2011. The constructed facility is currently expected to be completed and in service by the 2011-2012 winter heating season, subject to certain zoning and other legal challenges. Until such time when these legal challenges are resolved and the LNG plant is built, Washington Gas has planned for alternative sources of supply to meet its customers’ peak day requirements. These plans include capital expenditures related to infrastructure improvements which are expected to be completed by fiscal year 2011, and are reflected in the above table for the projected periods shown.

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
CONTRACTUAL OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS AND OTHER COMMERCIAL COMMITMENTS
     Contractual Obligations
     We have certain contractual obligations incurred in the normal course of business that require us to make fixed and determinable payments in the future. These commitments include long-term debt, lease obligations, unconditional purchase obligations for pipeline capacity, transportation and storage services and certain natural gas and electricity commodity commitments.
     Reference is made to the “Contractual Obligations, Off-Balance Sheet Arrangements and Other Commercial Commitments” section of Management’s Discussion in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006, for a detailed discussion of these contractual obligations. Note 6 of the Notes to Consolidated Financial Statements in our 2006 Annual Report on Form 10-K includes a discussion of long-term debt, including debt maturities. Reference is made to Note 15 of the Notes to Consolidated Financial Statements in our 2006 Annual Report on Form 10-K that reflects information about the various contracts of Washington Gas and WGEServices. Additionally, refer to Note 11 of the Notes to Consolidated Financial Statements in this Form 10-Q.
     Financial Guarantees
     WGL Holdings has guaranteed payments primarily for certain purchases of natural gas and electricity on behalf of the retail energy-marketing segment. At March 31, 2007, these guarantees totaled $404.6 million. Termination of these guarantees is coincident with the satisfaction of all obligations of WGEServices covered by the guarantees. WGL Holdings also issued guarantees totaling $3.0 million at March 31, 2007 that were made on behalf of certain of our non-utility subsidiaries associated with their banking transactions. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations imposed by the guarantees upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations that had been created under the guarantees prior to the effective date of the cancellation.
     Operating Issues in Prince George’s County, Maryland
     Description of Operating Issues and Related Causes. On April 1, 2005, Washington Gas announced that it would address a significant increase in the number of natural gas leaks on its distribution system in a portion of Prince George’s County, Maryland. Washington Gas retained a consultant to determine the reason for the increase in leaks in the affected area of Prince George’s County. Based on the work conducted by the consultant, it is our opinion that the reason for the higher incidence of leaks in the affected area of Prince George’s County is the composition of the gas resulting from the reactivation of the Cove Point liquefied natural gas (LNG) terminal owned by Dominion Resources, Inc. Additionally, in a proposed order issued April 2, 2007, a Hearing Examiner of the Maryland Public Service Commission (PSC of MD) also concluded that available evidence shows that the gas flowing from the Cove Point terminal is a contributing factor to the increased number of leaks experienced on Washington Gas’ distribution system in the affected area (refer to the section entitled “Rates and Regulatory Matters” under Management’s Discussion for Washington Gas and our 8-K filed on April 9, 2007, for a further discussion of this proposed order).
     The Cove Point gas contains a lower concentration of heavy hydrocarbons (HHCs) than domestic natural gas. When gas, such as the gas from the Cove Point terminal, is introduced with a lower level of HHCs, the seals on certain couplings within Washington Gas’ distribution system shrink in size and there is a greater propensity for those seals to cause the couplings to leak.

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Given the increase in the number of natural gas leaks experienced in the affected area of Prince George’s County, Maryland in fiscal year 2005, Washington Gas announced in that year that it would replace gas service lines and replace or rehabilitate gas mains that contain the applicable mechanical couplings in the affected area of the distribution system in Prince George’s County (the rehabilitation project). Additionally, laboratory tests have shown that the injection of HHCs into the type of gas coming from the Cove Point terminal can be effective in re-swelling the seals in couplings which increases their sealing force and, thus, reduces the propensity for the couplings to leak. Based upon the scientific evidence available to date, Washington Gas constructed a facility to inject HHCs into the gas stream at the gate station that exclusively receives gas from the Cove Point terminal and serves the affected area. This facility became operational in January 2006 at a cost of approximately $3.2 million.
     The original cost estimate of the rehabilitation project was $144 million. To date, leak rates in the affected area have dramatically declined to a level that has allowed Washington Gas to return to normal evaluation procedures to address maintenance and repair decisions. This decline has benefited from the extensive replacements that have occurred in the affected area and we are finalizing our evaluation of the role of HHC injections on the leak reduction in the affected area. As a result of this decline in leak rates, we have reduced the overall scope of the rehabilitation project. After considering this reduction in scope, along with lower costs incurred than originally estimated, we are reducing the total estimated cost of the rehabilitation project from the original $144 million to a new cost estimate of $88.8 million. We estimate that this project will be substantially complete by September 30, 2007.
     We consider the cost of the rehabilitation project as necessary to provide safe and reliable utility service. Therefore, we have asked for recovery of these costs in a rate case filed with the PSC of MD on April 20, 2007. A decision in this case is expected in November 2007 (refer to the section entitled “Rates and Regulatory Matters” under Management’s Discussion for Washington Gas).
     Since the HHC injection facility became operational in January 2006, Washington Gas has been evaluating the effectiveness of this HHC injection process on the couplings under field conditions. Washington Gas has collected and continues to analyze leak data in the affected area of Prince George’s County for the 2006-2007 winter heating season to determine the level of effectiveness of the HHC injection process. Our evaluation of the role of these HHC injections will be filed in a report to the PSC of MD by June 29, 2007. Until such time as this analysis is complete and the report to the PSC of MD is filed, Washington Gas will continue to conduct leak surveys in the affected area in Prince George’s County, and will concurrently continue its gas conditioning solution.
     Cove Point Expansion Project. As further discussed below, on June 16, 2006, the FERC issued an order approving a request by Dominion to expand the capacity and output of its Cove Point LNG terminal by the end of 2008. This expansion is expected to result in a substantial increase of Cove Point gas introduced into the Washington Gas distribution system in areas that have distribution and service lines constructed of similar materials and in a similar manner to those in the affected area of Prince George’s County. Additionally, on December 22, 2006, Dominion placed certain incremental facilities at its Cove Point LNG terminal into service, resulting in the opportunity for increased year-round shipments of LNG from the Cove Point terminal. The Cove Point expansion project and the operation of these incremental facilities could increase the risk that other areas of the Washington Gas distribution system may be exposed to Cove Point gas that may be either minimally blended with domestic natural gas pipeline supply or completely unblended with any other gas, thereby potentially causing an increase in leaks on couplings in additional parts of the Washington Gas distribution system. To address this potential risk, Washington Gas has begun efforts to construct two additional HHC injection facilities at gate stations. Washington Gas anticipates that both of these gate station

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
injection facilities will be operational prior to the Cove Point LNG expansion in 2008. The estimated cost of each of the additional HHC injection facilities will range from $3 million to $4 million. Washington Gas has asked for recovery of a portion of these costs in its recently filed rate cases in all jurisdictions and believes that the cost of these facilities should be includible in the rate base upon which Washington Gas is allowed to earn an allowed rate of return.
     The estimated cost of these facilities does not include the cost of the HHCs which are injected into the gas stream at the gate stations. At March 31, 2007, Washington Gas had incurred $4.1 million of HHC commodity purchase costs for HHCs injected into our system since January 2006. Of this amount, $842,000 is being collected from customers through Washington Gas’ Purchased Gas Cost (PGC) provision, $782,000 was deferred on the balance sheet as a regulatory asset to be recovered from customers in the future, and $2.5 million has been charged to expense. This treatment is consistent with regulatory accounting requirements. We have addressed the issue of cost recovery for both past and future HHC costs in pending rate cases in all three jurisdictions as we continue our efforts to recover all HHC costs. Currently, Washington Gas is collecting the cost of HHCs in its PGC provision in the District of Columbia from its sales customers. Washington Gas currently is not collecting the cost allocable to Virginia or Maryland customers associated with the purchase of HHCs. The April 2, 2007 Proposed Order from a Hearing Examiner of the PSC of MD granted Washington Gas full recovery of the cost of HHCs related to Maryland customers; however, on May 2, 2007, the Maryland Office of People’s Counsel (MD OPC) filed a Notice of Appeal of the Proposed Order and we are awaiting a final decision by the PSC of MD on this matter. The regulatory bodies having jurisdiction over Washington Gas’ rates will determine the ultimate amount that is recoverable from customers for the cost of these HHCs (refer to the section below entitled “Rates and Regulatory Matters” under Management’s Discussion for Washington Gas).
     Washington Gas continues to gather and evaluate field and laboratory evidence to determine the extent to which the injection of HHCs into the gas distribution system will be effective in preventing additional leaks or retarding the rate at which additional leaks may occur in the gas distribution system if additional volumes from the Cove Point terminal are introduced. Our construction of the two additional HHC injection facilities may not be timely, permitted or feasible. If the facilities are constructed but the injection of additional HHCs into the gas distribution system is not effective or only partially effective in preventing additional leaks on couplings and we are unable to determine a satisfactory alternative solution on a timely basis, then additional operating expenses and capital expenditures may be necessary to contend with the receipt of increased volumes of gas from the Cove Point LNG terminal into Washington Gas’ distribution system.
     Notwithstanding Washington Gas’ current and potential future actions before its local regulatory commissions with respect to the recovery of costs related to the construction of the injection facilities and the purchase of HHCs, Washington Gas is pursuing remedies to assure that its customers are only paying their appropriate share of the costs of the remediation to maintain the safety of the Washington Gas distribution system.
     Request for FERC Action. In November 2005, Washington Gas requested the FERC to invoke its authority to require Dominion to demonstrate that the increased volumes of the Cove Point gas would flow safely and reliably through the Washington Gas distribution system. Washington Gas specifically requested that the proposed expansion of the Cove Point LNG terminal be denied until Dominion has shown that the Cove Point gas: (i) is of such quality that it is fully interchangeable with the natural gas historically received by Washington Gas and (ii) will not cause harm to its customers or to the infrastructure of Washington Gas’ distribution system.

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     On June 16, 2006, the FERC issued an order authorizing Dominion’s request to expand the capacity and output of its Cove Point LNG terminal and, thereby, denying Washington Gas’ request to require Dominion to demonstrate the safety and reliability of the Cove Point gas flowing through the Washington Gas distribution system. On July 17, 2006, Washington Gas filed a Request for Rehearing with the FERC to seek modification of the FERC’s June 16, 2006 order that authorized the Cove Point expansion. Washington Gas pursued the rehearing because specific scientific evidence, points of law and potentially serious safety issues were not adequately addressed by the FERC in its June 16, 2006 order on the Cove Point expansion. Washington Gas was one of several entities requesting such a rehearing. Filings by the PSC of MD and other organizations, such as KeySpan Corporation, state that the FERC order failed, in some way, to protect a wide range of consumers’ interests. On January 4, 2007, the FERC rejected Washington Gas’ Request for Rehearing. The FERC also denied the PSC of MD’s and Keyspan’s requests for rehearing. Keyspan and the MD OPC each subsequently filed a Request for Rehearing of the January 4, 2007 FERC order. On January 26, 2007, Washington Gas filed a notice of appeal with the United States Court of Appeals for the District of Columbia Circuit (Court). Washington Gas will request the Court to reverse the June 16, 2006 FERC order that authorized the Cove Point expansion, as well as the January 4, 2007 FERC order that denied Washington Gas’ rehearing request.
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
     CREDIT RISK
     Regulated Utility Segment
     Certain suppliers that sell natural gas to Washington Gas have either relatively low credit ratings or are not rated by major credit rating agencies. In the event of a supplier’s failure to deliver contracted volumes of gas, Washington Gas may need to replace those volumes at prevailing market prices which may be higher than the original transaction prices, and pass these costs through to its sales customers under the purchased gas cost adjustment mechanisms. Additionally, Washington Gas enters into contracts with third parties to buy and sell natural gas for the purpose of maximizing the value of its long-term capacity and storage assets, as well as for hedging natural gas costs and interest costs. In the event of a default by these third parties, Washington Gas may be at risk for financial loss to the extent these costs are not passed through to its customers. To manage these various credit risks, Washington Gas screens the creditworthiness of its counterparties and asks them as necessary for financial assurances including, but not limited to, letters of credit and parent guarantees.
     Washington Gas is also exposed to the risk of non-payment of utility bills by certain of its customers. To manage this customer credit risk, Washington Gas may require cash deposits from its high risk customers to cover payment of their bills. The deposits are held for varying periods of time, typically a minimum of one year and, as defined by regulatory tariffs, must be refunded if the customer makes satisfactory payments to Washington Gas during the holding period of the customer deposit. There are no restrictions on Washington Gas’ use of these customer deposits. Washington Gas pays interest to its customers on these deposits in accordance with the requirements of its regulatory commissions.

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Retail Energy-Marketing Segment
     Certain suppliers that sell natural gas or electricity to WGEServices have either relatively low credit ratings or are not rated by major credit rating agencies. Depending on the ability of these suppliers to deliver natural gas or electricity under existing contracts, WGEServices could be financially exposed for the difference between the price at which WGEServices has contracted to buy these commodities and their replacement cost. Additionally, WGEServices enters into contracts with third parties to hedge the cost of natural gas. Depending on the ability of the third parties to fulfill their commitments, WGEServices could be at risk for financial loss. WGEServices has a credit policy in place that is designed to mitigate these credit risks through a requirement for credit enhancements including, but not limited to, letters of credit and parent guarantees. In accordance with this policy, WGEServices has obtained credit enhancements from certain of its counterparties. If certain counterparties or their guarantors meet the policy’s creditworthiness criteria, WGEServices grants limited amounts of unsecured credit to those counterparties or their guarantors and continuously monitors these unsecured amounts.
     WGEServices is also exposed to the risk of non-payment of bills by certain of its retail customers. WGEServices manages this risk by only accepting new customers that meet credit quality guidelines as well as by monitoring collections from existing customers. To the extent necessary, WGEServices can obtain collateral from, or terminate service to, its customers. Due to the active management of WGEServices’ customer base, it has relatively low uncollectible expense and a change in the level of collections is not likely to have a material impact on our financial statements.
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
     Certain of the transactions discussed above, as well as other contracts Washington Gas has entered into for the purchase or sale of natural gas, are considered derivative instruments and are required to be recorded at fair value. Gains and losses associated with these derivative instruments are principally deferred as regulatory liabilities and assets, respectively, with a portion recorded to income or expense, respectively. At March 31, 2007 and September 30, 2006, such derivative instruments had net fair value losses of $7.0 million and $490,000, respectively. The March 31, 2007 net fair value loss was comprised of $8.8 million that was recorded on the balance sheet as a derivative liability and $1.8 million that was recorded as a derivative asset. The September 30, 2006 net fair value loss was comprised of $14.4 million that was recorded on the balance sheet as a derivative liability and $13.9 million that was recorded as a derivative asset. In connection with these derivative instruments, Washington Gas recorded to income a pre-tax loss of $14,000 and a pre-tax gain of $739,000 for the three and six months ended March 31, 2007, respectively; no such gains or losses were recorded for the three and six months ended March 31, 2006. These gains and losses are recorded in accordance with regulatory treatment for recoverable or refundable costs.

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
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
     Natural Gas. WGEServices faces risk in that over 50 percent of its annual natural gas sales volumes are subject to some variations in customer demand associated with fluctuations in weather and customer conservation. Purchases of natural gas to fulfill retail sales commitments are made generally under fixed-volume contracts that are based on normal weather assumptions. If there is a significant deviation from normal weather that causes purchase commitments to differ significantly from sales levels, WGEServices may be required to purchase incremental natural gas or sell excess natural gas at prices that negatively impact gross margins. WGEServices manages this volumetric risk by using storage gas inventory and peaking services offered to marketers by the regulated utilities that provide delivery service for WGEServices’ customers. WGEServices may also manage price risk through the use of derivative instruments that include financial options contracts and wholesale supply contracts that provide for volumetric variability. WGEServices also uses derivative instruments to minimize the price volatility from retail sales contracts which provide customers flexibility on both the price and volumes of natural gas being sold. At March 31, 2007 and September 30, 2006, these derivative instruments had a net fair value loss of $2.7 million and a net fair value gain of $386,000, respectively. The March 31, 2007 net fair value loss was comprised of $3.0 million that was recorded on the balance sheet as a derivative liability and $331,000 that was recorded as a derivative asset. The September 30, 2006 net fair value gain was comprised of $3.3 million that was recorded on the balance sheet as a derivative asset and $2.9 million that was recorded as a derivative liability. In connection with these derivative instruments, WGEServices recorded pre-tax losses of $1.6 million and $5.6 million for the three and six months ended March 31, 2007, respectively, and pre-tax losses of $807,000 and $4.9 million for the three and six months ended March 31, 2006, respectively.
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
     To the extent WGEServices has not matched its customer requirements with its supply purchases, it could be exposed to electricity commodity price risk. WGEServices may manage this risk through the use of derivative instruments, including financial contracts. As of March 31, 2007, WGEServices’ derivative instruments related to the purchase of electric capacity had a fair value gain of $2.5 million that was recorded on the balance sheet as a derivative asset. At September 30, 2006, WGEServices had no such derivative instruments. In connection with its derivative instruments related to the purchase of electric capacity, WGEServices recorded a pre-tax gain of $2.5 million for both the three and six months ended March 31, 2007. WGEServices had no such derivative instruments during the three and six months ended March 31, 2006.

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     WGEServices’ electric business also is exposed to fluctuations in weather. Its purchases generally are made under fixed-volume contracts that are based on certain weather assumptions. If there are significant deviations in weather from these assumptions, WGEServices may incur price and volume variances that could negatively impact its expected gross margins.
     Value-at-Risk. WGEServices measures the market risk of its energy commodity portfolio by determining its value-at-risk. Value-at-risk is an estimate of the maximum loss that can be expected at some level of probability if a portfolio is held for a given time period. The value-at-risk calculation for natural gas and electric portfolios include assumptions for normal weather, new customers and renewing customers for which supply commitments have been secured. Based on a 95 percent confidence interval for a one-day holding period, WGEServices’ value-at-risk at March 31, 2007 was approximately $343,000 and $419,000 related to its natural gas and electric portfolios, respectively.
     Weather Risk
     We are exposed to various forms of weather risk in both our regulated utility and unregulated business segments. For Washington Gas, a large portion of its revenues is volume driven and its current rates are based upon an assumption of normal weather. Without weather protection strategies, variations from normal weather will cause our earnings to increase or decrease depending on the weather pattern. As discussed below, Washington Gas has ratemaking provisions in Maryland that are designed to moderate the volatility of its revenues and customers’ monthly bills due to variations in usage from factors such as weather and conservation. Washington Gas does not have similar ratemaking provisions in the District of Columbia or Virginia. Therefore, Washington Gas has relied on a weather insurance policy and a weather derivative, respectively, that were originally designed to fully neutralize the estimated negative financial effects of warmer-than-normal weather in these jurisdictions, as discussed below. During the three and six months ended March 31, 2007, Washington Gas recorded pre-tax net amortization expense, of $4.4 million and $3.4 million, respectively, related to both its weather insurance policy and weather derivative. Due to the colder-than-normal weather experienced during the 2006-2007 winter heating season, Washington Gas will not receive a payment under these instruments for the current fiscal year. Washington Gas recorded pre-tax accrued benefits, net of premium costs of $3.5 million and $3.2 million during the three and six months ended March 31, 2006, respectively, related to the two weather products.
     The financial results of our non-regulated energy-marketing business, WGEServices, are also affected by variations from normal weather primarily in the winter relating to its natural gas sales, and throughout the fiscal year relating to its electricity sales. WGEServices manages its weather risk related to its natural gas sales with, among other things, weather hedges which are also discussed below in the section entitled “HDD Derivatives.”
     Billing Adjustment Mechanism. Effective October 1, 2005, Washington Gas implemented a RNA billing mechanism that is designed to stabilize the level of net revenues collected from Maryland customers by eliminating the effect of deviations in customer usage caused by variations in weather from normal levels and other factors such as conservation. Periods of colder-than-normal weather generally would cause Washington Gas to reduce its revenues and establish a refund liability to customers, while the opposite would generally result during periods of warmer-than-normal weather. Due to the RNA billing mechanism, the colder-than-normal weather during the second quarter of fiscal year 2007 resulted in a decrease in revenues and the recording of a payable to Maryland customers. Washington Gas has recently filed applications with the SCC of VA and the Public Service Commission of the District of Columbia (PSC of DC) requesting, among other things, to implement an RNA billing mechanism in each of these jurisdictions. A final order from each of the two regulatory commissions on this and all other requests included in these applications is pending. For a further discussion of these regulatory matters, refer to the section entitled “Rates and Regulatory Matters” included under Management’s Discussion for Washington Gas.

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Weather Insurance. The weather insurance policy for the District of Columbia was effective October 1, 2005, and has a three-year term that expires on September 30, 2008. In connection with the insurance policy, Washington Gas recorded pre-tax net amortization expense totaling $1.1 million and $994,000 for the three and six months ended March 31, 2007, respectively. Washington Gas recorded a pre-tax accrued benefit, net of amortization expense of the related insurance premium, totaling $139,000 for the three months ended March 31, 2006 and pre-tax net amortization expense totaling $92,000 for the six months ended March 31, 2006. If Washington Gas receives approval from the PSC of DC to implement an RNA billing mechanism or another form of weather protection in its rates, Washington Gas will have the right to cancel this policy on or before September 30, 2007.
     HDD Derivatives. During both the three and six months ended March 31, 2007 and 2006, Washington Gas utilized an HDD derivative designed to fully neutralize the estimated effects of warmer-than-normal weather in Virginia during the covered period. For the 2006-2007 winter heating season, Washington Gas purchased an HDD derivative effective during the period October 15, 2006 through April 30, 2007. During the three and six months ended March 31, 2007, Washington Gas recorded pre-tax net amortization expense totaling $3.3 million and $2.4 million in connection with this weather derivative. Washington Gas recorded pre-tax accrued benefits, net of amortization expense of the related premiums, of $3.4 million and $3.3 million during the three and six months ended March 31, 2006, respectively, related to a weather derivative that was effective during the 2005-2006 winter heating season.
     WGEServices utilizes HDD derivatives for managing weather risks related to its natural gas sales. These hedges cover a portion of WGEServices’ estimated net revenue exposure to variations in HDDs. For the three and six months ended March 31, 2007, we recorded pre-tax net amortization expense of $2.0 million and $1.0 million, respectively, related to these hedges. For the three and six months ended March 31, 2006, we recorded pre-tax net amortization expense of $2.2 million and $2.0 million, respectively, related to these hedges.
     Interest-Rate Risk
     We are exposed to interest-rate risk associated with our debt financing costs. Washington Gas utilizes derivative instruments from time to time in order to minimize its exposure to the risk of interest-rate volatility. During both the three and six months ended March 31, 2007, Washington Gas did not utilize derivative instruments associated with its debt financing costs. For a further discussion of our management of interest-rate risk, refer to Management’s Discussion within our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
WASHINGTON GAS LIGHT COMPANY
     This section of Management’s Discussion focuses on the financial position and results of operations of Washington Gas for the reported periods. In many cases, explanations for the changes in financial position and results of operations for both WGL Holdings and Washington Gas are substantially the same.
     RESULTS OF OPERATIONS – Three Months Ended March 31, 2007 vs. March 31, 2006
     Summary Results
     Washington Gas reported net income applicable to common stock of $65.2 million for the three months ended March 31, 2007, an increase of $5.5 million over net income of $59.7 million reported for the same three months of the prior fiscal year.
     Utility Net Revenues
     We analyze Washington Gas’ financial performance based on its utility net revenues. As discussed below, Washington Gas includes the cost of the natural gas commodity and revenue taxes in its rates charged to customers. Both the cost of the natural gas commodity and revenue taxes are reflected in operating revenues. Accordingly, changes in the cost of natural gas and revenue taxes associated with sales made to customers have no direct effect on Washington Gas’ utility net revenues or net income. The following table presents utility net revenues for the three months ended March 31, 2007 and 2006.
Utility Net Revenues

	Three Months Ended
	March 31,
(In thousands)	2007	2006	Variance

Operating revenues	$707,662	$712,809	$(5,147)
Less: Cost of gas	458,805	485,516	(26,711)
Revenue taxes	22,833	20,760	2,073

Utility net revenues	$226,024	$206,533	$19,491

     Utility net revenues for Washington Gas were $226.0 million for the three months ended March 31, 2007, an increase of $19.5 million over the same three-month period in fiscal year 2006. The higher net revenues reflect an increase in deliveries to firm customers as a result of colder weather in the second quarter of fiscal year 2007 than in the same quarter of the prior fiscal year. The earnings benefits in Maryland from the colder-than-normal weather in the current period were neutralized by the application of our RNA billing mechanism in Maryland; however, our weather derivative and weather insurance in Virginia and the District of Columbia, respectively, allowed us to realize the benefits from the colder-than-normal weather. The expenses and net benefits associated with our weather protection strategies in the District of Columbia and Virginia for the second quarter of fiscal years 2007 and 2006 are reflected in “Operation and maintenance” expense, as discussed below. Also contributing to the increase in utility net revenues for the second quarter of fiscal year 2007 were: (i) the addition of 16,856 active customers since the end of the same quarter of the prior fiscal year, (ii) the favorable comparison in this quarter’s earnings of a charge recorded to “Utility cost of gas” in the prior fiscal year related to a proposed regulatory order to disallow certain natural gas costs incurred by Washington Gas and billed to Maryland customers and (iii) new rates that went into effect in Virginia on February 13, 2007, subject to refund, pending the outcome of a pending rate case. Partially offsetting these increases to net revenues were decreased revenues from recoverable carrying costs on lower average storage gas inventories.

Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Key gas delivery, weather and meter statistics are shown in the table below for the three months ended March 31, 2007 and 2006.
Gas Deliveries, Weather and Meter Statistics

	Three Months Ended			Percent
	March 31,			Increase
	2007	2006	Variance	(Decrease)

Gas Sales and Deliveries (thousands of therms)
Firm
Gas Sold and Delivered	432,327	364,415	67,912	18.6
Gas Delivered for Others	192,046	163,771	28,275	17.3

Total Firm	624,373	528,186	96,187	18.2

Interruptible
Gas Sold and Delivered	1,334	1,594	(260)	(16.3)
Gas Delivered for Others	90,601	85,358	5,243	6.1

Total Interruptible	91,935	86,952	4,983	5.7

Electric Generation—Delivered for Others	17,002	9,939	7,063	71.1

Total deliveries	733,310	625,077	108,233	17.3

Degree Days
Actual	2,231	1,934	297	15.4
Normal	2,127	2,123	4	0.2
Percent Colder (Warmer) Than Normal	4.9%	(8.9)%	n/a	n/a
Active Customer Meters (end of period)	1,052,774	1,035,918	16,856	1.6
New Customer Meters Added	4,093	5,882	(1,789)	(30.4)

     Gas Service to Firm Customers. The level of gas delivered to firm customers is highly sensitive to weather variability as a large portion of the natural gas delivered by Washington Gas is used for space heating. Washington Gas’ rates are based on normal weather. The tariffs in the Maryland jurisdiction also include the effects of the RNA billing mechanism. The tariffs for the remaining two jurisdictions in which Washington Gas operates do not have a weather normalization mechanism. Nonetheless, the combination of declining block rates in the utility’s Virginia jurisdiction and the existence of a fixed demand charge in all jurisdictions to collect a portion of revenues reduces the effect that variations from normal weather have on utility net revenues.
     During the quarter ended March 31, 2007, total natural gas deliveries to firm customers increased 96.2 million therms, or 18.2 percent, to 624.4 million therms delivered during the second quarter of fiscal year 2007. The increase in therm deliveries was driven by 15.4 percent colder weather. Weather for the second quarter of fiscal year 2007 was 4.9 percent colder than normal as compared to 8.9 percent warmer than normal for the comparable quarter of the prior fiscal year.
     Gas Service to Interruptible Customers. Washington Gas curtails or interrupts service to this class of customer when the demand by firm customers exceeds specified levels. Therm deliveries to interruptible customers increased by 5.0 million therms, or 5.7 percent, during the second quarter of fiscal year 2007 when compared to the same quarter last year, reflecting increased demand due to colder weather. The effect on net income of any changes in delivered volumes and prices to the interruptible class is limited by margin-sharing arrangements that are included in Washington Gas’ rate designs in the District of Columbia and, to a much smaller extent, in Virginia. Under the Maryland RNA billing mechanism, rates for interruptible customers in Maryland are based on a traditional cost of service approach, and Washington Gas retains a defined amount above a pre-approved margin threshold level.
     Gas Service for Electric Generation. Washington Gas sells and/or delivers natural gas for use at two electric generation facilities in Maryland that are each owned by companies independent of WGL Holdings. During the second quarter of fiscal year 2007, deliveries to these customers increased 71.1

Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
percent to 17.0 million therms over the same quarter of fiscal year 2006. Washington Gas shares with firm customers a significant majority of the margins earned from natural gas deliveries to these customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not materially affect either net revenues or net income.
     Utility Operating Expenses
     Operation and Maintenance Expenses. Operation and maintenance expenses of $70.9 million (pre-tax) for the three months ended March 31, 2007 were $8.1 million higher than the same three-month period of the prior fiscal year. This increase primarily reflects reduced net benefits of $7.9 million (pre-tax) related to Washington Gas’ weather insurance policy and weather derivative in the District of Columbia and Virginia, respectively, due to the colder-than-normal weather in the current period.
     Depreciation and Amortization. Depreciation and amortization expense was $24.0 million (pre-tax) for the second quarter of fiscal year 2007, an increase of $1.1 million over the same three-month period of the prior fiscal year. This increase is primarily due to $2.4 million (pre-tax) of additional depreciation on an increased balance in property, plant and equipment, partially offset by a $1.3 million (pre-tax) decrease in these expenses due to a reduction in Washington Gas’ depreciation rates on fixed assets related to the Virginia jurisdiction.
     RESULTS OF OPERATIONS – Six Months Ended March 31, 2007 vs. March 31, 2006
     Summary Results
     For the first six months of fiscal year 2007, Washington Gas reported net income applicable to common stock of $108.1 million, an increase of $3.6 million over net income of $104.5 million reported for the same period of the prior fiscal year.
     Utility Net Revenues
     The following table presents utility net revenues for the six months ended March 31, 2007 and 2006.
Utility Net Revenues

	Six Months Ended
	March 31,
(In thousands)	2007	2006	Variance

Operating revenues	$1,141,012	$1,317,794	$(176,782)
Less: Cost of gas	709,810	895,750	(185,940)
Revenue taxes	38,110	37,453	657

Utility net revenues	$393,092	$384,591	$8,501

     Utility net revenues for Washington Gas were $393.1 million for the six months ended March 31, 2007, an increase of $8.5 million over net revenues of $384.6 million reported for the corresponding period in the prior fiscal year 2006. The increase in utility net revenues reflects higher natural gas deliveries to firm customers in the first six months of fiscal year 2007 when compared to the same period of the prior fiscal year. The increase in therm deliveries was driven by colder weather when compared to the same period of the prior year. The earnings effect of the colder-than-normal weather in the current period was offset by the application of our RNA billing mechanism in Maryland; however, our weather derivative and weather insurance allowed us to realize benefits from the colder-than-normal weather. The expenses and net benefits associated with our weather protection strategies in the District of Columbia and Virginia for the second quarter of fiscal years 2007 and 2006

Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
are reflected in “Operation and maintenance” expense, as discussed below. Also contributing to the increase in utility net revenues for the first six months of fiscal year 2007 were: (i) the addition of 16,856 active customers since the end of the same quarter of the prior fiscal year, (ii) the favorable comparison in the current year of a charge recorded to “Utility cost of gas” in the prior fiscal year related to a proposed regulatory order to disallow certain natural gas costs incurred by Washington Gas and billed to Maryland customers and (iii) new rates that went into effect in Virginia on February 13, 2007. Partially offsetting these increases to net revenues were decreased revenues from recoverable carrying costs on lower average storage gas inventories.
     Key gas delivery, weather and meter statistics are shown in the table below for the six months ended March 31, 2007 and 2006.
Gas Deliveries, Weather and Meter Statistics

	Six Months Ended			Percent
	March 31,			Increase
	2007	2006	Variance	(Decrease)

Gas Sales and Deliveries (thousands of therms)
Firm
Gas Sold and Delivered	672,840	658,799	14,041	2.1
Gas Delivered for Others	316,139	299,034	17,105	5.7

Total Firm	988,979	957,833	31,146	3.3

Interruptible
Gas Sold and Delivered	3,202	3,270	(68)	(2.1)
Gas Delivered for Others	167,394	158,152	9,242	5.8

Total Interruptible	170,596	161,422	9,174	5.7

Electric Generation—Delivered for Others	27,113	25,859	1,254	4.8

Total deliveries	1,186,688	1,145,114	41,574	3.6

Degree Days
Actual	3,539	3,433	106	3.1
Normal	3,491	3,485	6	0.2
Percent Colder (Warmer) Than Normal	1.4%	(1.5)%	n/a	n/a
Active Customer Meters (end of period)	1,052,774	1,035,918	16,856	1.6
New Customer Meters Added	10,097	14,051	(3,954)	(28.1)

     Gas Service to Firm Customers. During the six months ended March 31, 2007, total natural gas deliveries to firm customers increased 31.1 million therms, or 3.3 percent, to 989.0 million therms delivered during the second quarter of fiscal year 2007. The increase in therm deliveries was driven by colder weather during the current year when compared to the prior year.
     Gas Service to Interruptible Customers. Therm deliveries to interruptible customers increased by 9.2 million therms, or 5.7 percent, during the six months ended March 31, 2007 when compared to the same period last year, reflecting increased demand due to colder weather.
     Gas Service for Electric Generation. During the first six months of fiscal year 2007, deliveries to these two electric generation facilities increased 4.8 percent to 27.1 million therms as compared to the same period of fiscal year 2006, primarily reflecting the increased use by these customers of natural gas rather than alternative fuels.
     Utility Operating Expenses
     Operation and Maintenance Expenses. Operation and maintenance expenses increased $3.5 million (pre-tax) during the six months ended March 31, 2007 when compared to the corresponding period of the prior year. This increase reflects: (i) reduced net benefits of $6.6 million (pre-tax), related to Washington Gas’ weather-related instruments and (ii) $3.2 million (pre-tax) of higher

Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
pension and post-retirement benefit costs primarily due to the effect of using updated mortality assumptions commencing in fiscal year 2007. Partially offsetting the increase in these expenses was $7.2 million (pre-tax) of lower expenses for uncollectible accounts primarily due to the effects of lower gas prices.
     Depreciation and Amortization. Depreciation and amortization expense was $42.4 million (pre-tax) for the first six months of fiscal year 2007, a decrease of $3.3 million, or 7.3 percent, from the same period in the prior fiscal year. The lower expense was attributable to an adjustment recorded in the first quarter of fiscal year 2007 to reflect a reduction in Washington Gas’ depreciation rates on fixed assets related to the Virginia jurisdiction. The reduction in Washington Gas’ depreciation rates was approved by the staff of the SCC of VA during the first quarter of fiscal year 2007. In accordance with Virginia regulatory policy, we implemented the new depreciation rates retroactive to January 1, 2006 which coincides with the date of the approved depreciation study. Accordingly, our depreciation and amortization expense for the current six-month period included a benefit totaling $6.5 million (pre-tax), of which $3.9 million (pre-tax) was applicable to the period from January 1, 2006 through September 30, 2006. Partially offsetting the effect of reduced depreciation rates was the effect of additional depreciation on an increased balance in property, plant and equipment.
     RATES AND REGULATORY MATTERS
     District of Columbia Jurisdiction
     Recovery of HHC Costs. On May 1, 2006, Washington Gas filed two tariff applications with the PSC of DC requesting approval of proposed revisions to the balancing charge provisions of its firm and interruptible delivery service tariffs that would permit the utility to recover from its delivery service customers the costs of HHCs that are being injected into Washington Gas’ natural gas distribution system. Washington Gas has been recovering the costs of HHCs from sales customers in the District of Columbia through its PGC provision in this jurisdiction. On October 2, 2006, the PSC of DC issued an order rejecting Washington Gas’ proposed tariff revisions until the PSC of MD issues a final order related to this matter (refer to “Maryland Jurisdiction” below). On October 12, 2006, Washington Gas filed a Motion for Clarification requesting that the PSC of DC affirm that Washington Gas can continue collecting HHC costs from sales customers through its PGC provision or to record such HHC costs incurred as a regulatory asset pending a ruling by the PSC of DC on future cost recovery. Pending the PSC of DC’s decision on the Motion for Clarification, Washington Gas continues to recover the costs of HHCs from sales customers in the District of Columbia through its PGC provision.
     Application for Rate Increase. On December 21, 2006, Washington Gas filed an application with the PSC of DC requesting to increase its annual delivery service revenues in the District of Columbia by approximately $20.0 million. The application seeks an overall rate of return of 8.89 percent and a return on common equity of 11.08 percent. This compares to the current overall rate of return of 8.42 percent and return on common equity of 10.60 percent as authorized by the PSC of DC in its Final Order issued to Washington Gas on November 10, 2003.
     Washington Gas also requests approval of various billing, rate design and other proposals, including: (i) the implementation of an RNA billing mechanism; (ii) the implementation of a Performance-Based Rate (PBR) plan and (iii) the implementation of a Gas Administrative Charge (GAC). These proposals are discussed further below.
     Washington Gas proposes to implement a tariff provision for an RNA billing adjustment mechanism in the District of Columbia similar to the RNA mechanism implemented in Maryland. For a further description of the Maryland RNA, refer to the section entitled “Weather Risk” included under Management’s Discussion for WGL Holdings.

Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Washington Gas also proposes to implement a PBR plan that is designed to benefit all firm customers in the District of Columbia through the incentives given the utility to improve its performance while preserving service quality and the reliability and safety of its natural gas distribution system. The key features of the proposed PBR plan are: (i) a three-year base rate freeze; (ii) identified key service quality measures to determine Washington Gas’ progress in maintaining a safe and reliable natural gas distribution system while striving to control operating costs and (iii) an earnings sharing mechanism that would enable Washington Gas to share with both its District of Columbia customers and shareholders earnings in excess of a threshold return on equity defined as 50 basis points above the return on equity approved in this rate case proceeding.
     Washington Gas also proposes to implement a GAC that would remove the cost of uncollectible account expense related to gas costs from base rates and, instead, would permit the utility to collect an amount for this expense through its PGC provision. This would more appropriately enable the recovery of such costs only from sales customers and the matching of this expense with changes in gas costs.
     Additionally, Washington Gas requests recovery of the cost allocable to customers in the District of Columbia for Washington Gas’ investment in three HHC injection facilities (refer to the section entitled “Operating Issues in Prince George’s County, Maryland” for a further discussion of these expenditures). Washington Gas requests recovery of these costs incurred up to the date the new rates are effective.
     In its rate application with the PSC of DC, Washington Gas requested that a decision by the PSC of DC on its proposals reflected in the rate application be rendered on or before September 21, 2007. All motions to intervene and rate issues were filed with the PSC of DC by February 12, 2007, and the PSC of DC held a pre-hearing conference to discuss these matters on February 27, 2007. On March 20, 2007, the PSC of DC issued its order and report on the pre-hearing conference in which it designated the issues to be considered in the case, ruled on the motions to intervene and established a procedural schedule. In its order, the PSC of DC projected the issuance of its final order to be on September 21, 2007.
     Maryland Jurisdiction
     Disallowance of Purchased Gas Charges. Each year, the PSC of MD reviews the annual gas costs collected from customers in Maryland to determine if Washington Gas’ purchased gas costs are not justified because it failed to support that the charges incurred were based solely on increased costs of natural gas, or it failed to follow competitive and reasonable practices in procuring and purchasing natural gas. On March 14, 2006, in connection with the PSC of MD’s annual review of Washington Gas’ gas costs that were billed to customers in Maryland from September 2003 through August 2004, a Hearing Examiner of the PSC of MD issued a proposed order approving purchased gas charges of Washington Gas for the twelve-month period ending August 2004 except for $4.6 million of such charges that the Hearing Examiner recommended be disallowed because, in the opinion of the Hearing Examiner, they were not reasonably and prudently incurred. Washington Gas filed a Notice of Appeal on April 12, 2006 and a Memorandum on Appeal on April 21, 2006 with the PSC of MD asserting that the Hearing Examiner’s recommendation is without merit. A reply memorandum was filed on May 11, 2006. After consideration of these issues, we expect the PSC of MD to issue a Final Order. Over the past ten years, Washington Gas has incurred similar purchased gas charges which the PSC of MD has reviewed and approved as being reasonably and prudently incurred and therefore subject to recovery from customers. Among other issues included in the appeal, we reminded the

Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
PSC of MD of this prior recovery and requested that similar treatment be granted for this matter. During the fiscal year ended September 30, 2006, Washington Gas accrued a liability of $4.6 million (pre-tax) related to the proposed disallowance of these purchased gas charges. If the PSC of MD rules in Washington Gas’ favor, the liability recorded in fiscal year 2006 for this issue will be reversed to income.
     Recovery of HHC Costs. In March 2006, Washington Gas began recovering the costs of HHCs that are being injected into its natural gas distribution system from Maryland sales customers through its PGC provision in Maryland. On April 28, 2006, Washington Gas filed an application with the PSC of MD requesting approval of proposed revisions to the balancing charge provisions of its firm and interruptible delivery service tariffs that would permit the utility to recover the cost of HHCs from its delivery service customers, as well as from its sales customers. On June 27, 2006, the PSC of MD issued an order that rejected Washington Gas’ proposed tariff revisions until an evidentiary hearing was held to further consider matters relating to the efficacy of the HHC injections in addressing existing leaks or in preventing additional leaks on Washington Gas’ distribution system (refer to the section entitled “Operating Issues in Prince George’s County, Maryland"). In addition to ordering an evidentiary hearing, the PSC of MD directed Washington Gas to cease recovering HHC costs being recovered through the PGC provision and to record costs that will be incurred in the future in a “pending” regulatory asset account for future regulatory disposition following the conclusion of the evidentiary hearing which was held on February 6, 2007.
     On April 2, 2007, a Hearing Examiner of the PSC of MD issued a Proposed Order granting Washington Gas full recovery of the cost of HHC injections related to Maryland sales and delivery service customers. Additionally, the Proposed Order allowed for full recovery of costs that were included in the “pending” regulatory asset account. In the Proposed Order, the Hearing Examiner concluded that based on available evidence, the injection of HHCs was a reasonable measure for which Washington Gas should be compensated. On May 2, 2007, the MD OPC filed a Notice of Appeal of the Proposed Order and we are awaiting a final decision by the PSC of MD on this matter.
     Application for Rate Increase. On April 20, 2007, Washington Gas filed an application with the PSC of MD requesting to increase its annual delivery service revenues in Maryland by $33.8 million. The application seeks an overall rate of return of 8.88 percent and a return on common equity of 11.00 percent. This compares to the current overall rate of return of 8.61 percent and return on common equity of 10.75 percent as authorized by the PSC of MD in its Final Order issued to Washington Gas on October 31, 2003. The filing proposes an equity ratio of 56.02% for the capital structure associated with Washington Gas’ Maryland operations. The level of revenues requested also includes a $3.2 million reduction resulting from new depreciation rates. A request to implement these new depreciation rates has been filed by Washington Gas with the PSC of MD in a separate proceeding and it is expected that the new depreciation rates would be put into place commensurate with a final decision on this application (refer to the section entitled “Depreciation Study").
     Included in its rate application, Washington Gas requests recovery of its investment in replacement plant associated with the Prince George’s County rehabilitation project as well as a request for the recovery of the cost allocable to Maryland customers for Washington Gas’ investment in three HHC injection facilities (refer to the section entitled “Operating Issues in Prince George’s County, Maryland” for a further discussion of these expenditures). Washington Gas requests recovery of all expenditures related to these items incurred up to the date the new rates are effective.
     Washington Gas also seeks approval for the implementation of a PBR plan. The key features of the proposed PBR plan are: (i) a three-year base rate freeze; (ii) service quality measures to determine Washington Gas’ progress in maintaining a safe and reliable natural gas distribution

Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
system while striving to control operating costs and (iii) an earnings sharing mechanism that would enable Washington Gas to share with both its Maryland customers and shareholders earnings in excess of a threshold return on equity defined as 50 basis points above the return on equity approved in this rate case proceeding.
     In its rate application with the PSC of MD, Washington Gas proposes the new rates and the PBR plan be implemented in November 2007.
     Virginia Jurisdiction
     Annual Earnings Test. In connection with a December 18, 2003 Final Order, the SCC of VA ordered Washington Gas to reduce its rate base related to net utility plant by $28 million, which was net of accumulated deferred income taxes of $14 million, and to establish an equivalent regulatory asset that Washington Gas had done for regulatory accounting purposes only. This regulatory asset, which was presented within “Accumulated depreciation and amortization” on the balance sheets, represented the difference between the accumulated reserve for depreciation recorded on the books of Washington Gas and a theoretical reserve that was derived by the Staff of the SCC of VA as part of its review of Washington Gas’ depreciation rates, and was being amortized as a component of depreciation expense over 32 years pursuant to the Final Order. The SCC of VA further ordered that an annual “earnings test” be performed to determine if Washington Gas had earned in excess of its allowed rate of return on common equity for its Virginia operations. In connection with a depreciation study filed by Washington Gas with the SCC of VA, the Staff of the SCC of VA concluded on December 27, 2006 that it was no longer necessary for Washington Gas to recognize this regulatory asset or perform annual earnings test calculations (refer to “Depreciation Study” below for a further discussion of this matter).
     Application for Rate Increase. On September 15, 2006, Washington Gas filed an application with the SCC of VA to increase its annual delivery service revenues in Virginia by approximately $23.0 million, subsequently revised to $17.2 million on November 8, 2006 due to a reduction in depreciation rates as further discussed in the section below entitled “Depreciation Study.” The application seeks an overall rate of return of 9.12 percent and a return on common equity of 11.25 percent. This compares to the current overall rate of return of 8.44 percent and return on common equity of 10.50 percent as authorized by the SCC of VA in its Final Order issued to Washington Gas on December 18, 2003.
     On February 13, 2007, under the regulations of the SCC of VA, Washington Gas implemented the proposed general revenue increase, subject to refund, pending the SCC of VA’s final decision in the proceeding. Accordingly, Washington Gas’ financial statements reflect increased revenue in accordance with the proposed increase and a provision for rate refunds, representing the estimated refund that may be required.
     In the filed application, Washington Gas also requests approval of various billing, rate design and other proposals including: (i) the implementation of an RNA billing mechanism; (ii) the implementation of a PBR plan; (iii) the recovery of its costs of HHCs as a gas cost from both sales and delivery service customers and (iv) the implementation of a GAC. In its rate application, Washington Gas requests that it be permitted to implement these proposed tariff revisions upon final approval by the SCC of VA.
     The proposed implementations of the RNA billing mechanism and GAC are similar to those mechanisms proposed in connection with the rate application filed with the PSC of DC, as discussed above. The following is a discussion of the proposals related to the PBR plan and HHC recovery.

Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     The Virginia application proposes a PBR plan, which features include: (i) a three-year freeze of base rates; (ii) identified key service quality measures to determine Washington Gas’ progress in maintaining a safe and reliable natural gas distribution system while striving to control operating costs and (iii) an earnings sharing mechanism that would enable Washington Gas to share with both its Virginia customers and shareholders earnings in excess of the top of the range of its return on equity.
     Washington Gas has incurred costs for the purchase of HHCs that are being injected into its natural gas distribution system to condition natural gas deliveries from an LNG terminal in Cove Point, Maryland. Consistent with its method of recovering the cost of the natural gas commodity in all jurisdictions, Washington Gas requests authorization by the SCC of VA to recover its costs of HHCs from both sales and unbundled delivery service customers.
     The SCC of VA had adopted a procedural schedule that directed the VA Staff and any third parties to file testimony and supporting exhibits during the second quarter of fiscal year 2007, and set a hearing date on this matter for April 23, 2007. The VA Staff and other third parties filed testimony by March 29, 2007; however, on April 10, 2007, a Hearing Examiner of the SCC of VA granted a motion from all parties to suspend the procedural schedule pending settlement discussions. As part of the motion, the parties will provide the Hearing Examiner with a status report on settlement discussions every 10 days. In the event that these settlement discussions do not succeed, the Hearing Examiner will establish a revised procedural schedule to complete the case.
     Depreciation Study
     In October 2006, Washington Gas completed a depreciation rate study based on its property, plant and equipment balances as of December 31, 2005. The results of the depreciation study concluded that Washington Gas’ depreciation rates should be reduced due to asset lives being extended beyond previously estimated lives. Under regulatory requirements, these depreciation rates must be approved before they are placed into effect. In the District of Columbia and Maryland, regulatory requirements prescribe that whenever depreciation rates are revised, there must be a corresponding revision to customer billing rates. Accordingly, the new depreciation rates in the District of Columbia and Maryland will not be placed into effect until a rate case proposal is approved enabling this change.
     On April 13, 2007, Washington Gas filed the portion of the depreciation study related to the Maryland jurisdiction. The impact of the newly proposed depreciation rates are reflected in Washington Gas’ cost of service study that is included as part of the April 20, 2007 rate application. It is expected that the new depreciation rates will be approved and placed into effect when the revised customer billing rates for revenues are approved to reflect the corresponding change in depreciation rates.
     In connection with Washington Gas’ December 21, 2006 rate application filed with the PSC of DC, Washington Gas included that portion of the depreciation study related to the District of Columbia jurisdiction. The impact of the newly proposed depreciation rates are reflected in Washington Gas’ cost of service study that is included as part of the rate application. The new depreciation rates will be placed into effect when the revised customer billing rates for revenues are approved to reflect the corresponding change in depreciation rates.
     In connection with Washington Gas’ September 15, 2006 rate application filed with the SCC of VA, on November 8, 2006, Washington Gas included that portion of the depreciation study related to the Virginia jurisdiction. Based on the results of the depreciation study, Washington Gas reduced the

Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (concluded)
requested $23.0 million rate increase in the September 15, 2006 SCC of VA application to $17.2 million. In December 2006, the Staff of the SCC of VA approved the reduction in Washington Gas’ depreciation rates. In accordance with Virginia regulatory policy, Washington Gas implemented the new depreciation rates retroactive to January 1, 2006 which coincides with the date of the approved depreciation study. Accordingly, our depreciation and amortization expense for the current six-month period included a benefit totaling $6.5 million (pre-tax), of which $3.9 million (pre-tax) was applicable to the period from January 1, 2006 through September 30, 2006 and $2.6 million (pre-tax) was related to the current six-month period. Of this $2.6 million current period benefit, approximately $2.0 million was recorded prior to the implementation of new rates in Virginia. When new rates were put into effect in Virginia, both annual revenues and annual depreciation expense were reduced by equivalent amounts; therefore, subsequent to February 13, 2007, there will be no further impact on annual operating income for this reduction.
     Other Matters
     Washington Gas has a labor contract with the Teamsters Local Union No. 96 (Local 96), a local union affiliated with the International Brotherhood of Teamsters, that expires on May 31, 2007. The contract covers approximately 700 employees. Washington Gas has entered a tentative agreement with Local 96 on a new labor contract. Local 96 has scheduled ratification discussions with the membership and voting to ratify the tentative agreement on May 10 and 11, 2007. The proposed contract terms will be disclosed if the tentative agreement is ratified.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following issues related to our market risks are included under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and are incorporated by reference into this discussion.
•	Price Risk Related to the Regulated Utility Segment

•	Price Risk Related to the Retail Energy-Marketing Segment

•	Weather Risk

•	Interest-Rate Risk
ITEM 4. CONTROLS AND PROCEDURES

     Senior management, including the Chairman and Chief Executive Officer and the Vice President and Chief Financial Officer, evaluated the effectiveness of WGL Holdings’ and Washington Gas’ disclosure controls and procedures as of March 31, 2007. Based on this evaluation process, the Chairman and Chief Executive Officer and the Vice President and Chief Financial Officer have concluded that WGL Holdings’ and Washington Gas’ disclosure controls and procedures are effective. There have been no changes in the Registrants’ internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

WGL Holdings, Inc.
Washington Gas Light Company
Part II—Other Information
Item 1A—Risk Factors
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS

     We are updating the following risk factor that was disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006. Reflected in this update is the reduction of our cost estimate related to the rehabilitation of a portion of our natural gas distribution system, as well as our request for recovery of these costs.
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
     Given the increase in the number of natural gas leaks experienced in the affected area of Prince George’s County, Maryland in fiscal years 2004 and 2005, Washington Gas began to replace gas service lines and replace or rehabilitate gas mains that contain the applicable mechanical couplings in the affected area of the distribution system in Prince George’s County (the rehabilitation project). The cost estimate of the rehabilitation project is $88.8 million. We estimate that this project will be substantially complete in September 30, 2007.
     We consider the cost of the rehabilitation project necessary to provide safe and reliable utility service. Therefore, we have asked for recovery of these amounts in a rate case filed with the Maryland Public Service Commission on April 20, 2007. A decision in this case is expected in November 2007. If Washington Gas is unable to recover from customers through the regulatory process all or some of these costs and its authorized rate of return on these costs, this could have a significant adverse effect on Washington Gas’ financial condition, results of operations and cash flows.

WGL Holdings, Inc.
Washington Gas Light Company
Part II—Other Information
Item 4—Submission of Matters to a Vote of Security Holders
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meetings of Shareholders of WGL Holdings, Inc. and Washington Gas Light Company were held on March 1, 2007. Below are the matters voted upon at these meetings.
WGL Holdings, Inc.
     The following individuals were elected to the Board of Directors of WGL Holdings, Inc.:

Director	Votes in Favor	Votes Withheld

Michael D. Barnes	44,190,824	704,308
George P. Clancy, Jr.	44,298,112	597,020
James H. DeGraffenreidt, Jr.	43,994,921	900,211
James W. Dyke, Jr.	44,267,683	627,449
Melvyn J. Estrin	44,255,893	639,239
James F. Lafond	44,312,496	582,636
Debra L. Lee	44,076,313	818,819
Karen Hastie Williams	44,198,188	696,944
     The shareholders ratified the appointment of Deloitte & Touche LLP, independent public accountants, to audit the accounts of WGL Holdings, Inc. for fiscal year 2007 by a vote of 44,460,812 in favor of the proposal and 235,781 against. There were 198,539 abstentions.
     The shareholders approved the WGL Holdings, Inc. Omnibus Incentive Compensation Plan by a vote of 31,082,276 in favor and 3,636,249 against. There were 795,185 abstentions and 9,381,422 broker non-votes.
     A shareholder proposal to establish cumulative voting was defeated by a vote of 22,594,759 against the proposal and 12,120,773 in favor. There were 798,178 abstentions and 9,381,422 broker non-votes.
     A shareholder proposal to elect an independent director as Chairman of the Board was defeated by a vote of 25,928,938 against the proposal and 8,800,181 in favor. There were 784,591 abstentions and 9,381,422 broker non-votes.
     A shareholder proposal for the company to disclose details regarding the Board of Directors’ executive compensation consultant in a separate report to shareholders was defeated by a vote of 24,706,587 against the proposal and 9,977,766 in favor. There were 829,357 abstentions and 9,381,422 broker non-votes.
     Washington Gas Light Company
     The individuals listed above were elected to the Board of Directors of Washington Gas Light Company by a vote of 46,479,536 in favor of the proposal. There were no votes withheld.
     The shareholders ratified the appointment of Deloitte & Touche LLP, independent public accountants, to audit the accounts of Washington Gas Light Company for fiscal year 2007 by a vote of 46,479,536 in favor of the proposal. There were no votes opposed to this proposal.

WGL Holdings, Inc.
Washington Gas Light Company
Part II—Other Information
Item 6—Exhibits
ITEM 6. EXHIBITS

Exhibits:
Exhibits Filed Herewith:
31.1	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer, and Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Computation of Ratio of Earnings to Fixed Charges—WGL Holdings, Inc.

99.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—WGL Holdings, Inc.

99.3	Computation of Ratio of Earnings to Fixed Charges—Washington Gas Light Company.

99.4	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—Washington Gas Light Company.
Exhibits Incorporated by Reference:
10	Material Contracts:

WGL Holdings, Inc. Omnibus Incentive Compensation Plan, filed as Exhibit 10.2 to Form 8-K on December 21, 2006.

WGL Holdings, Inc.
Washington Gas Light Company
Signature
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

WGL HOLDINGS, INC.

and

WASHINGTON GAS LIGHT COMPANY
(Co-Registrants)

Date: May 10, 2007	/s/ Mark P. O’Flynn

Mark P. O’Flynn
Controller
(Principal Accounting Officer)