Form 10-Q
period 2007-12-31
WGL HOLDINGS INC; WASHINGTON GAS LIGHT CO
filed 2008-02-11
CIK 1103601, 104819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2007
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

I.R.S.
Commission	Exact name of registrant as specified in its charter	State of	Employer
File Number	and principal office address and telephone number	Incorporation	Identification No.

1-16163	WGL Holdings, Inc.	Virginia	52-2210912
101 Constitution Ave., N.W.
Washington, D.C. 20080
(703) 750-2000

0-49807	Washington Gas Light Company	District of	53-0162882
	101 Constitution Ave., N.W.	Columbia
	Washington, D.C. 20080	and Virginia
(703) 750-4440
Indicate by check mark whether each registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

WGL Holdings, Inc.:

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Washington Gas Light Company:

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.
WGL Holdings, Inc. common stock, no par value, outstanding as of January 31, 2008: 49,464,057 shares.
All of the outstanding shares of common stock ($1 par value) of Washington Gas Light Company were held by WGL Holdings, Inc. as of January 31, 2008.

WGL Holdings, Inc.
Washington Gas Light Company
For the Quarter Ended December 31, 2007

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
     Part I — Financial Information in this Quarterly Report on Form 10-Q includes separate financial statements (i.e. balance sheets, statements of income and statements of cash flows) for WGL Holdings and Washington Gas. Also included are the Notes to Consolidated Financial Statements that are presented on a combined basis for both WGL Holdings and Washington Gas. The Management’s Discussion and Analysis of Financial Condition and Results of Operations (Management’s Discussion) included under Item 2 is divided into two major sections for WGL Holdings and Washington Gas.
     SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
     Certain matters discussed in this report, excluding historical information, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the outlook for earnings, revenues and other future financial business performance or strategies and expectations. Forward-looking statements are typically identified by words such as, but not limited to, “estimates,” “expects,” “anticipates,” “intends,” “believes,” “plans” and similar expressions, or future or conditional verbs such as “will,” “should,” “would” and “could.” Although the registrants, WGL Holdings and Washington Gas, believe such forward-looking statements are based on reasonable assumptions, they cannot give assurance that every objective will be achieved. Forward-looking statements speak only as of today, and the registrants assume no duty to update them. The following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:
•	the level and rate at which costs and expenses are incurred and the extent to which they are allowed to be recovered from customers through the regulatory process in connection with constructing, operating and maintaining Washington Gas’s natural gas distribution system;

•	the ability to implement successful approaches to modify the current or future composition of gas delivered to customers or to remediate the effects of the current or future composition of gas delivered to customers, as a result of the introduction of gas from the Dominion Cove Point facility to Washington Gas’s natural gas distribution system;

•	the availability of natural gas supply and interstate pipeline transportation and storage capacity;

•	the ability of natural gas producers, pipeline gatherers and natural gas processors to deliver natural gas into interstate pipelines for delivery by those interstate pipelines to the entrance points of Washington Gas’s natural gas distribution system as a result of factors beyond our control;

•	changes in economic, competitive, political and regulatory conditions and developments;

•	changes in capital and energy commodity market conditions;

ii

WGL Holdings, Inc.
Washington Gas Light Company
•	changes in credit ratings of debt securities of WGL Holdings or Washington Gas that may affect access to capital or the cost of debt;

•	changes in credit market conditions and creditworthiness of customers and suppliers;

•	changes in relevant laws and regulations, including tax, environmental and employment laws and regulations;

•	legislative, regulatory and judicial mandates or decisions affecting business operations or the timing of recovery of costs and expenses;

•	the timing and success of business and product development efforts and technological improvements;

•	the pace of deregulation efforts and the availability of other competitive alternatives to our products and services;

•	changes in accounting principles;

•	new commodity purchase and sales contracts or financial contracts and modifications in the terms of existing contracts that may materially affect fair value calculations under derivative accounting requirements;

•	the ability to effectively manage the outsourcing of several business processes;

•	acts of God;

•	terrorist activities and

•	other uncertainties.
     The outcome of negotiations and discussions that the registrants may hold with other parties from time to time regarding utility and energy-related investments and strategic transactions that are both recurring and non-recurring may also affect future performance. All such factors are difficult to predict accurately and are generally beyond the direct control of the registrants. Accordingly, while they believe that the assumptions are reasonable, the registrants cannot ensure that all expectations and objectives will be realized. Readers are urged to use care and consider the risks, uncertainties and other factors that could affect the registrants’ business as described in this Quarterly Report on Form 10-Q. All forward-looking statements made in this report rely upon the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

iii

WGL Holdings, Inc.
Consolidated Balance Sheets (Unaudited)
Part I — Financial Information
Item 1 — Financial Statements

	December 31,	September 30,
(In thousands)	2007	2007

ASSETS
Property, Plant and Equipment
At original cost	$3,095,963	$3,072,935
Accumulated depreciation and amortization	(934,351)	(922,494)

Net property, plant and equipment	2,161,612	2,150,441

Current Assets
Cash and cash equivalents	18,967	4,870
Receivables
Accounts receivable	330,232	147,595
Gas costs and other regulatory assets	17,554	13,460
Unbilled revenues	195,171	45,454
Allowance for doubtful accounts	(11,867)	(14,488)

Net receivables	531,090	192,021

Materials and supplies—principally at average cost	20,004	18,823
Storage gas – at cost (first-in, first-out)	253,453	294,889
Deferred income taxes	11,615	12,186
Other prepayments	41,725	29,924
Other	20,481	21,012

Total current assets	897,335	573,725

Deferred Charges and Other Assets
Regulatory assets
Gas costs	98,500	26,241
Pension and other post-retirement benefits	139,752	141,163
Other	55,721	52,613
Prepaid qualified pension benefits	91,477	90,025
Other	14,491	12,153

Total deferred charges and other assets	399,941	322,195

Total Assets	$3,458,888	$3,046,361

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders’ equity	$1,013,255	$980,767
Washington Gas Light Company preferred stock	28,173	28,173
Long-term debt	593,513	616,419

Total capitalization	1,634,941	1,625,359

Current Liabilities
Current maturities of long-term debt	46,094	21,094
Notes payable	301,357	184,247
Accounts payable and other accrued liabilities	331,359	216,861
Wages payable	15,883	13,477
Accrued interest	13,501	4,216
Dividends declared	17,266	17,221
Customer deposits and advance payments	59,056	49,246
Gas costs and other regulatory liabilities	92,209	18,190
Accrued taxes	17,056	9,354
Other	22,598	23,150

Total current liabilities	916,379	557,056

Deferred Credits
Unamortized investment tax credits	12,031	12,255
Deferred income taxes	294,331	264,400
Accrued pensions and benefits	195,941	199,832
Asset retirement obligations	23,101	29,279
Regulatory liabilities
Accrued asset removal costs	296,572	285,156
Pension and other post-retirement benefits	19,522	19,005
Other	15,850	16,880
Other	50,220	37,139

Total deferred credits	907,568	863,946

Commitments and Contingencies (Note10)

Total Capitalization and Liabilities	$3,458,888	$3,046,361

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Income (Unaudited)
Part I — Financial Information
Item 1 — Financial Statements (continued)

	Three Months Ended
	December 31,
(In thousands, except per share data)	2007	2006

OPERATING REVENUES
Utility	$461,950	$431,021
Non-utility	289,676	301,941

Total Operating Revenues	751,626	732,962

OPERATING EXPENSES
Utility cost of gas	265,801	248,676
Non-utility cost of energy-related sales	275,543	289,843
Operation and maintenance	68,849	62,605
Depreciation and amortization	24,255	18,640
General taxes and other assessments	27,243	25,446

Total Operating Expenses	661,691	645,210

OPERATING INCOME	89,935	87,752
Other Income (Expenses)—Net	588	(172)

Interest Expense
Interest on long-term debt	9,980	10,008
Other—net	2,757	3,204

Total Interest Expense	12,737	13,212
Dividends on Washington Gas preferred stock	330	330

INCOME BEFORE INCOME TAXES	77,456	74,038
INCOME TAX EXPENSE	30,259	28,940

NET INCOME APPLICABLE TO COMMON STOCK	$47,197	$45,098

AVERAGE COMMON SHARES OUTSTANDING
Basic	49,416	48,985
Diluted	49,645	49,130

EARNINGS PER AVERAGE COMMON SHARE
Basic	$0.96	$0.92
Diluted	$0.95	$0.92

DIVIDENDS DECLARED PER COMMON SHARE	$0.3425	$0.3375

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)
Part I — Financial Information
Item 1 — Financial Statements (continued)

	Three Months Ended
	December 31,
(In thousands)	2007	2006

OPERATING ACTIVITIES
Net income applicable to common stock	$47,197	$45,098

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH USED IN OPERATING ACTIVITIES
Depreciation and amortization	24,255	18,640
Amortization of:
Other regulatory assets and liabilities—net	653	600
Debt related costs	227	287
Deferred income taxes—net	29,990	33,257
Accrued/deferred pension cost	(1,128)	271
Stock-based compensation expense	1,290	1,592
Other non-cash charges (credits)—net	(470)	(391)

CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and unbilled revenues—net	(334,975)	(274,859)
Gas costs and other regulatory assets/liabilities—net	69,925	56,650
Storage gas	41,436	43,152
Other prepayments	(13,344)	(10,626)
Accounts payable and other accrued liabilities	116,111	116,063
Wages payable	2,406	1,509
Customer deposits and advance payments	9,810	7,408
Accrued taxes	7,702	7,433
Accrued interest	9,285	10,004
Other current assets	(650)	694
Other current liabilities	(552)	9,110
Deferred gas costs—net	(72,259)	(83,139)
Deferred assets—other	(1,635)	1,986
Deferred liabilities—other	8,132	4,178
Other—net	497	(1,097)

Net Cash Used in Operating Activities	(56,097)	(12,180)

FINANCING ACTIVITIES
Common stock issued	1,837	6,547
Long-term debt issued	3,092	—
Long-term debt retired	(1,011)	(1,009)
Debt issuance costs	—	(16)
Notes payable issued (retired)—net	117,110	69,238
Dividends on common stock	(16,916)	(16,496)
Other financing activities—net	(746)	644

Net Cash Provided by Financing Activities	103,366	58,908

INVESTING ACTIVITIES
Capital expenditures (excluding Allowance for Funds Used During Construction)	(30,110)	(38,989)
Other investing activities—net	(3,062)	135

Net Cash Used in Investing Activities	(33,172)	(38,854)

INCREASE IN CASH AND CASH EQUIVALENTS	14,097	7,874
Cash and Cash Equivalents at Beginning of Year	4,870	4,350

Cash and Cash Equivalents at End of Period	$18,967	$12,224

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$14,020	$885
Interest paid	$3,553	$3,066
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital Expenditures included in accounts payable and other accrued liabilities	$(1,613)	$(4,389)
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Balance Sheets (Unaudited)
Part I — Financial Information
Item 1 — Financial Statements (continued)

	December 31,	September 30,
(In thousands)	2007	2007

ASSETS
Property, Plant and Equipment
At original cost	$3,065,343	$3,042,460
Accumulated depreciation and amortization	(914,670)	(903,239)

Net property, plant and equipment	2,150,673	2,139,221

Current Assets
Cash and cash equivalents	16,255	4,157
Receivables
Accounts receivable	196,398	59,346
Gas costs and other regulatory assets	17,554	13,460
Unbilled revenues	134,308	15,895
Allowance for doubtful accounts	(10,329)	(13,215)

Net receivables	337,931	75,486

Materials and supplies—principally at average cost	19,531	18,820
Storage gas—at cost (first-in, first-out)	198,252	215,771
Deferred income taxes	12,634	13,297
Other prepayments	48,005	31,200
Receivables from associated companies	1,742	970
Other	6,270	7,689

Total current assets	640,620	367,390

Deferred Charges and Other Assets
Regulatory assets
Gas costs	98,500	26,241
Pension and other post-retirement benefits	139,149	140,548
Other	55,721	52,613
Prepaid qualified pension benefits	91,000	89,556
Other	11,714	8,637

Total deferred charges and other assets	396,084	317,595

Total Assets	$3,187,377	$2,824,206

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$912,800	$885,390
Preferred stock	28,173	28,173
Long-term debt	593,549	615,473

Total capitalization	1,534,522	1,529,036

Current Liabilities
Current maturities of long-term debt	45,100	20,100
Notes payable	208,012	122,048
Accounts payable and other accrued liabilities	225,013	144,791
Wages payable	14,946	13,383
Accrued interest	13,501	4,216
Dividends declared	17,266	17,221
Customer deposits and advance payments	59,056	49,146
Gas costs and other regulatory liabilities	92,209	18,190
Accrued taxes	15,599	8,602
Payables to associated companies	37,096	17,160
Other	17,806	19,194

Total current liabilities	745,604	434,051

Deferred Credits
Unamortized investment tax credits	12,024	12,248
Deferred income taxes	298,059	264,623
Accrued pensions and benefits	195,085	198,936
Asset retirement obligations	22,220	28,412
Regulatory liabilities
Accrued asset removal costs	296,572	285,156
Pension and other post retirement benefits	19,414	18,900
Other	15,839	16,862
Other	48,038	35,982

Total deferred credits	907,251	861,119

Commitments and Contingencies (Note 10)

Total Capitalization and Liabilities	$3,187,377	$2,824,206

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Income (Unaudited)
Part I — Financial Information
Item 1 — Financial Statements (continued)

	Three Months Ended
	December 31,
(In thousands)	2007	2006

OPERATING REVENUES
Utility	$464,428	$433,350
Non-utility	15	113

Total Operating Revenues	464,443	433,463

OPERATING EXPENSES
Utility cost of gas	268,279	251,005
Operation and maintenance	62,070	56,505
Depreciation and amortization	23,798	18,317
General taxes and other assessments	26,277	24,622

Total Operating Expenses	380,424	350,449

OPERATING INCOME	84,019	83,014
Other Income (Expense)––Net	512	(146)
Interest Expense
Interest on long-term debt	9,969	9,984
Other—net	2,171	1,966

Total Interest Expense	12,140	11,950

INCOME BEFORE INCOME TAXES	72,391	70,918
INCOME TAX EXPENSE	28,091	27,696

NET INCOME BEFORE PREFERRED STOCK DIVIDENDS	44,300	43,222
Dividends on preferred stock	330	330

NET INCOME APPLICABLE TO COMMON STOCK	$43,970	$42,892

The accompanying notes are in integral part of these statements.

Washington Gas Light Company
Statements of Cash Flows (Unaudited)
Part I — Financial Information
Item 1 — Financial Statements (continued)

	Three Months Ended
	December 31,
(In thousands)	2007	2006

OPERATING ACTIVITIES
Net income before preferred stock dividends	$44,300	$43,222

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Depreciation and amortization	23,798	18,317
Amortization of:
Other regulatory assets and liabilities—net	653	600
Debt related costs	216	263
Deferred income taxes—net	33,595	33,394
Accrued/deferred pension cost	(1,128)	264
Stock-based compensation expense	1,243	1,561
Other non-cash charges (credits)—net	(470)	(390)

CHANGES IN ASSETS AND LIABILITIES
Accounts receivable, unbilled revenues and receivables from associated companies—net	(259,123)	(198,874)
Gas costs and other regulatory assets/liabilities—net	69,925	56,650
Storage gas	17,519	34,738
Other prepayments	(18,348)	(11,310)
Accounts payable and other accrued liabilities, including payables to associated companies	101,709	78,596
Wages payable	1,563	1,592
Customer deposits and advance payments	9,910	7,408
Accrued taxes	6,997	6,346
Accrued interest	9,285	10,004
Other current assets	708	(362)
Other current liabilities	(1,388)	9,373
Deferred gas costs—net	(72,259)	(83,139)
Deferred assets—other	(2,378)	823
Deferred liabilities—other	7,140	3,198
Other—net	513	(926)

Net Cash Provided by (Used in) Operating Activities	(26,020)	11,348

FINANCING ACTIVITIES
Long-term debt issued	3,092	—
Long-term debt retired	(17)	(15)
Debt issuance costs	—	(16)
Notes payable issued (retired)—net	85,964	49,995
Dividends on common stock and preferred stock	(17,246)	(16,827)
Other financing activities—net	(724)	644

Net Cash Provided by Financing Activities	71,069	33,781

INVESTING ACTIVITIES
Capital expenditures (excluding Allowance for Funds Used During Construction)	(29,889)	(38,760)
Other investing activities—net	(3,062)	135

Net Cash Used in Investing Activities	(32,951)	(38,625)

INCREASE IN CASH AND CASH EQUIVALENTS	12,098	6,504
Cash and Cash Equivalents at Beginning of Year	4,157	4,086

Cash and Cash Equivalents at End of Period	$16,255	$10,590

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$13,470	$885
Interest paid	$2,966	$1,828
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital expenditures included in accounts payable and other accrued liabilities	$(1,551)	$(4,389)
The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
NOTE 1. ACCOUNTING POLICIES

     Basis of Presentation
     WGL Holdings, Inc. (WGL Holdings) is a holding company that owns all of the shares of common stock of Washington Gas Light Company (Washington Gas), a regulated natural gas utility, and all of the shares of common stock of Washington Gas Resources Corporation (Washington Gas Resources), Hampshire Gas Company (Hampshire) and Crab Run Gas Company. Washington Gas Resources owns all of the shares of common stock of three unregulated subsidiaries that include Washington Gas Energy Services, Inc. (WGEServices), Washington Gas Energy Systems, Inc. (WGESystems) and Washington Gas Credit Corporation. Except where the content clearly indicates otherwise, “WGL Holdings,” “we,” “us” or “our” refers to the holding company or the consolidated entity of WGL Holdings and all of its subsidiaries. Unless otherwise noted, these notes apply equally to WGL Holdings and Washington Gas.
     The interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Therefore, certain financial information and footnote disclosures accompanying annual financial statements prepared in accordance with Generally Accepted Accounting Principles in the United States of America (GAAP) are omitted in this interim report pursuant to the SEC rules and regulations. The interim consolidated financial statements and accompanying notes should be read in conjunction with the combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2007. Due to the seasonal nature of Washington Gas’s and WGEServices’ businesses, the results of operations for the periods presented in this report do not necessarily represent the expected and actual results for the full fiscal years ending September 30, 2008 and 2007 of either WGL Holdings or Washington Gas.
     The accompanying unaudited consolidated financial statements for WGL Holdings and Washington Gas reflect all normal recurring adjustments that are necessary, in our opinion, to present fairly the results of operations in accordance with GAAP. Certain reclassifications have been made to the consolidated financial statements of WGL Holdings and the financial statements of Washington Gas for the prior period presented to conform to the presentation in the current period of fiscal year 2008.
     For a description of our accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements of the combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2007. See “Accounting Standards Adopted in the Current Period” below for changes to these policies subsequent to September 30, 2007.
     Accounting Standards Adopted in the Current Period
     Income Taxes. Effective October 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertain events related to income taxes recognized in financial statements. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, this interpretation provides guidance on the de-recognition and classification of a tax position reflected within the financial statements and the recognition of interest and penalties, accounting in interim periods, disclosure and transition.
     In May 2007, the FASB issued FASB Staff Position (FSP) No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48. This FSP amends FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. This standard was implemented in conjunction with our implementation of FIN 48.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     As of October 1, and December 31, 2007, we do not have a liability for unrecognized tax benefits, and we do not anticipate that this will change materially during the remainder of fiscal year 2008. We recognize any accrued interest associated with uncertain tax positions in interest expense and recognizes any accrued penalties associated with uncertain tax positions in other expenses in the statements of income. During the three months ended December 31, 2007, we did not recognize any expense for interest or penalties on uncertain tax provisions, and do not have any amounts accrued at October 1, and December 31, 2007, respectively, for the payment of interest and penalties on uncertain tax positions.
     We file consolidated Federal and District of Columbia returns and various state income tax returns. We are no longer subject to income tax examinations by the Internal Revenue Service for years before September 30, 2004. Additionally, substantially all tax returns in major state income tax jurisdictions are closed for years before September 30, 2001.
     Other Newly Issued Accounting Standards
     In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit assets or liabilities to be measured at fair value, and does not require any new fair value measurements. SFAS No. 157 is effective for us on October 1, 2008. We are currently evaluating the possible effect of this standard on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure financial assets and liabilities and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for us on October 1, 2008. We are currently evaluating the possible effect of this standard on our consolidated financial statements.
     In April 2007, the FASB issued FSP No. FIN 39-1, Amendment of FASB Interpretation No. 39. This FSP amends FIN 39, Offsetting of Amounts Related to Certain Contracts, to replace the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” as defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS No. 133). Additionally, it permits a reporting entity to offset cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. The guidance in this FSP is effective for us on October 1, 2008. Based on the derivative contracts entered into to date, the adoption of this FSP will not have a material effect on our consolidated financial statements.
NOTE 2. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

     The tables below provide details for the amounts included in “Accounts payable and other accrued liabilities” on the balance sheets for both WGL Holdings and Washington Gas.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

WGL Holdings, Inc.

(In thousands)	Dec. 31, 2007	Sep. 30, 2007

Accounts payable – trade	$298,989	$172,947
Employee benefits and payroll accruals	13,331	21,334
Other accrued liabilities	19,039	22,580

Total	$331,359	$216,861

Washington Gas Light Company

(In thousands)	Dec. 31, 2007	Sept. 30, 2007

Accounts payable – trade	$194,560	$104,252
Employee benefits and payroll accruals	12,792	19,261
Other accrued liabilities	17,661	21,278

Total	$225,013	$144,791

NOTE 3. SHORT-TERM DEBT

     At December 31, 2007 and September 30, 2007, WGL Holdings and its subsidiaries had outstanding notes payable of $301.4 million and $184.2 million, respectively, at a weighted average cost of 4.69 percent and 5.03 percent, respectively. Of the outstanding notes payable balance at December 31, 2007, $33.4 million and $208.0 million was commercial paper issued by WGL Holdings and Washington Gas, respectively. Additionally, as of December 31, 2007, WGL Holdings had $60.0 million outstanding under an uncommitted credit facility from a commercial bank. This $60.0 million was repaid in full in January 2008. Of the outstanding notes payable balance at September 30, 2007, $62.2 million and $122.0 million was commercial paper issued by WGL Holdings and Washington Gas, respectively.
     WGL Holdings and Washington Gas each have revolving credit agreements with a group of commercial banks in an amount equal to or greater than our expected maximum commercial paper position. These revolving credit facilities expire on August 3, 2012, with unlimited extension options. The credit facility for WGL Holdings permits it to borrow up to $400 million, and further permits, with the banks’ approval, an additional line of credit of $50 million for a maximum potential total of $450 million. The credit facility for Washington Gas permits it to borrow up to $300 million, and further permits, with the banks’ approval, an additional line of credit of $100 million for a maximum potential total of $400 million. As of December 31, 2007 and September 30, 2007, there were no outstanding borrowings under either the WGL Holdings or Washington Gas credit facilities.
NOTE 4. COMMON SHAREHOLDERS’ EQUITY

     The tables below reflect the components of “Common shareholders’ equity” for WGL Holdings and Washington Gas as of December 31, 2007 and September 30, 2007.

WGL Holdings, Inc. Components of Common Shareholders’ Equity

(In thousands, except shares)	Dec. 31, 2007	Sept. 30, 2007

Common stock, no par value, 120,000,000 shares authorized, 49,449,357 and 49,316,211 shares issued, respectively	$494,068	$490,257
Paid-in capital	10,751	12,428
Retained earnings	511,510	481,274
Accumulated other comprehensive loss, net of taxes	(3,074)	(3,192)

Total	$1,013,255	$980,767

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

Washington Gas Light Company Components of Common Shareholder’s Equity

(In thousands, except shares)	Dec. 31, 2007	Sept. 30, 2007

Common stock, $1 par value, 80,000,000 shares authorized, 46,479,536 shares issued	$46,479	$46,479
Paid-in capital	463,823	463,540
Retained earnings	405,572	378,563
Accumulated other comprehensive loss, net of taxes	(3,074)	(3,192)

Total	$912,800	$885,390

NOTE 5. COMPREHENSIVE INCOME

     The tables below reflect the components of “Comprehensive income” for the three months ended December 31, 2007 and 2006 for WGL Holdings and Washington Gas. Items that are excluded from “Net income” and charged directly to “Common shareholders’ equity” are accumulated in “Other comprehensive income (loss), net of taxes.” The amount of “Accumulated other comprehensive loss, net of taxes” is included in “Common shareholders’ equity” (refer to Note 4—Common Shareholders’ Equity).

WGL Holdings, Inc. Components of Comprehensive Income

	Three Months Ended
	December 31,
(In thousands)	2007	2006

Net income applicable to common stock	$47,197	$45,098
Other comprehensive income, net of taxes (a)	118	897

Comprehensive income	$47,315	$45,995

(a)	Amounts relate to postretirement benefits.

Washington Gas Light Company Components of Comprehensive Income

	Three Months Ended
	December 31,
(In thousands)	2007	2006

Net income before preferred stock dividends	$44,300	$43,222
Other comprehensive income, net of taxes (a)	118	897

Comprehensive income	$44,418	$44,119

(a)	Amounts relate to postretirement benefits.
NOTE 6. EARNINGS PER SHARE

     Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS assumes the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period unless the effect of such issuance would be anti-dilutive. The following table reflects the computation of our basic and diluted EPS for WGL Holdings for the three months ended December 31, 2007 and 2006.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

Basic and Diluted EPS
	Net		Per Share
(In thousands, except per share data)	Income	Shares	Amount

Three Months Ended December 31, 2007
Basic EPS	$47,197	49,416	$0.96

Stock-based compensation plans	—	229

Diluted EPS	$47,197	49,645	$0.95

Three Months Ended December 31, 2006
Basic EPS	$45,098	48,985	$0.92

Stock-based compensation plans	—	145

Diluted EPS	$45,098	49,130	$0.92

     For the three months ended December 31, 2007, we did not exclude any weighted average outstanding stock options from the calculation of diluted EPS. For the three months ended December 31, 2006, we had weighted average outstanding stock options totaling 798,000 shares, which were not included in the calculation of diluted EPS as their effect would be anti-dilutive.
NOTE 7. DERIVATIVE AND WEATHER-RELATED INSTRUMENTS

     DERIVATIVE INSTRUMENTS
     Regulated Utility Operations
     Washington Gas enters into certain contracts related to the sale and purchase of natural gas that qualify as derivative instruments and are accounted for under SFAS No. 133. Gains and losses associated with these derivative instruments are principally deferred as regulatory liabilities and assets, respectively, with a portion recorded to revenue or expense, respectively. At December 31, 2007 and September 30, 2007, such derivative instruments had unrealized net fair value losses of $23.0 million and $12.3 million, respectively. The December 31, 2007 unrealized net fair value loss was composed of $31.8 million that was recorded on the balance sheet as a derivative liability and $8.8 million that was recorded as a derivative asset. The September 30, 2007 unrealized net fair value loss was composed of $23.2 million that was recorded on the balance sheet as a derivative liability and $10.9 million that was recorded as a derivative asset. In connection with these derivative instruments, Washington Gas recorded to income a pre-tax gain of $258,000 and $147,000 for the three months ended December 31, 2007 and 2006, respectively. These gains are recorded in accordance with regulatory treatment for refundable costs.
     Non-Utility Operations
     Our non-regulated retail energy-marketing subsidiary, WGEServices, enters into contracts related to the sale and purchase of natural gas and electricity that qualify as derivative instruments that are accounted for under SFAS No. 133. These derivative instruments are recorded at fair value on our consolidated balance sheets. Changes in the fair value of these various derivative instruments are reflected in the earnings of our retail energy-marketing segment. At December 31, 2007 and September 30, 2007, these derivative instruments had an unrealized net fair value gain of $6.0 million and $7.6 million, respectively. The December 31, 2007 unrealized net fair value gain was composed of $9.6 million that was recorded on the balance sheet as a derivative asset and $3.6 million that was recorded as a derivative liability. The September 30, 2007 unrealized net fair value gain was composed of $10.3 million that was recorded on the balance sheet as a derivative asset and $2.7 million that was recorded as a derivative liability. In connection with these derivative instruments,

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
WGEServices recorded pre-tax losses of $1.7 million and $4.0 million for the three months ended December 31, 2007 and 2006, respectively.
     Consolidated Operations
     The following table summarizes the balance sheet classification for all derivative instruments with open positions for both WGL Holdings and Washington Gas.

Balance Sheet Classification of Open Positions on Derivative Instruments

	WGL Holdings		Washington Gas
	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 30,
(In millions)	2007	2007	2007	2007

Assets
Other current assets	$13.6	$14.9	$6.2	$7.7
Deferred charges and other assets—other	4.8	6.3	2.6	3.2

Total assets	$18.4	$21.2	$8.8	$10.9

Liabilities
Other current liabilities	$17.6	$20.7	$14.6	$18.1
Deferred credits – other	17.8	5.2	17.2	5.1

Total liabilities	$35.4	$25.9	$31.8	$23.2

     WEATHER-RELATED INSTRUMENTS
     Regulated Utility Operations
     Washington Gas has a weather insurance policy designed to mitigate the negative financial effects of warmer-than-normal weather during the heating season in the District of Columbia. This policy has a three-year term that expires on September 30, 2008. During the three months ended December 31, 2006, Washington Gas also had a heating degree day (HDD) derivative to provide protection against the financial effects of warmer-than-normal weather in Virginia. This derivative covered the period October 15, 2006 through April 30, 2007. Effective October 1, 2007, with the implementation of a Weather Normalization Adjustment in Virginia, Washington Gas no longer requires HDD derivatives as part of its weather protection strategy in that jurisdiction.
     Our weather protection instruments are accounted for under the guidelines issued by the Emerging Issues Task Force (EITF) of the FASB in Issue No. 99-2, Accounting for Weather Derivatives. Benefits are recognized to the extent actual HDDs fall below the contracted HDDs. Premium expense is amortized based on the pattern of normal HDDs over the coverage period. The expenses and benefits that are derived from our weather-related instruments are not considered in establishing the retail rates of Washington Gas.
     Washington Gas recorded pre-tax accrued benefits, net of premium costs, of $117,000 during the three months ended December 31, 2007 related to its weather insurance. Washington Gas recorded pre-tax accrued benefits, net of premium and derivative costs, of $1.0 million during the three months ended December 31, 2006 related to both its weather insurance policy and weather derivative.
     Non-Utility Operations
     WGEServices utilizes weather-related derivatives for managing the financial effects of weather risks. These derivatives cover a portion of WGEServices’ estimated revenue or energy-related cost exposure to variations in heating or cooling degree days. These contracts may pay WGEServices a fixed-dollar amount for every degree day over or under specific levels during the calculation period dependent upon the type of contract executed. Similar to Washington Gas’s weather instruments,

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
these contracts are accounted for under the guidelines issued by EITF Issue No. 99-2. For the three months ended December 31, 2007, WGEServices had $403,000 of amortization expense related to these derivatives. For the three months ended December 31, 2006, WGEServices recorded a pre-tax benefit, net of premium costs, of $961,000 related to these derivatives.
NOTE 8. OPERATING SEGMENT REPORTING

     WGL Holdings reports three operating segments: (i) regulated utility; (ii) retail energy-marketing and (iii) heating, ventilating and air conditioning (HVAC).
     With approximately 92 percent of WGL Holdings’ consolidated total assets, the regulated utility segment is our core business and comprises Washington Gas and Hampshire. The regulated utility segment, through Washington Gas, provides regulated gas distribution services (including the sale and delivery of natural gas, meter reading, responding to customer inquiries, bill preparation and the construction and maintenance of its natural gas distribution system) to customers primarily in the District of Columbia and the surrounding metropolitan areas in Maryland and Virginia. In addition to the regulated operations of Washington Gas, the regulated utility segment includes the operations of Hampshire, an underground natural gas storage company that is regulated under a cost of service tariff by the Federal Energy Regulatory Commission (FERC) and provides services exclusively to Washington Gas.
     Through WGEServices, the retail energy-marketing segment sells natural gas and electricity directly to retail customers, both inside and outside of Washington Gas’s traditional service territory, in competition with regulated utilities and unregulated gas and electricity marketers. Through WGESystems, the HVAC segment provides design-build energy efficiency solutions to governmental and commercial clients.
     Transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our three operating segments, are aggregated as “Other Activities” and included as part of non-utility operations as presented below in the Operating Segment Financial Information.
     The same accounting policies applied in preparing our consolidated financial statements also apply to the reported segments. While net income or loss is the primary criterion for measuring a segment’s performance, we also evaluate our operating segments based on other relevant factors, such as penetration into their respective markets and return on equity. The following tables present operating segment information for the three months ended December 31, 2007 and 2006.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

		Non-Utility Operations
	Regulated	Retail Energy-		Other
(In thousands)	Utility	Marketing	HVAC	Activities	Eliminations	Consolidated

Three Months Ended December 31, 2007

Operating Revenues (a)	$464,428	$285,267	$4,414	$(5)	$(2,478)	$751,626

Operating Expenses:
Cost of Energy-Related Sales	268,279	271,877	3,666	—	(2,478)	541,344
Operation	50,867	6,321	384	767	—	58,339
Maintenance	10,510	—	—	—	—	10,510
Depreciation and Amortization	24,046	199	10	—	—	24,255
General Taxes and Other Assessments:
Revenue Taxes	15,453	137	—	—	—	15,590
Other	10,882	739	23	9	—	11,653

Total Operating Expenses	380,037	279,273	4,083	776	(2,478)	661,691

Operating Income (Loss)	84,391	5,994	331	(781)	—	89,935
Other Income (Expenses) – Net	536	—	114	506	(568)	588
Interest Expense	12,151	564	—	590	(568)	12,737
Dividends on Washington Gas Preferred Stock	330	—	—	—	—	330
Income Tax Expense (Benefit)	28,244	2,149	172	(306)	—	30,259

Net Income (Loss) Applicable to Common Stock	$44,202	$3,281	$273	$(559)	$—	$47,197

Total Assets	$3,199,390	$299,971	$14,814	$102,678	$(157,965)	$3,458,888

Capital Expenditures/Investments	$29,957	$70	$83	$—	$—	$30,110

Three Months Ended December 31, 2006

Operating Revenues (a)	$433,350	$300,092	$1,764	$85	$(2,329)	$732,962

Operating Expenses:
Cost of Energy-Related Sales	251,005	288,447	1,396	—	(2,329)	538,519
Operation	46,588	5,261	456	835	—	53,140
Maintenance	9,465	—	—	—	—	9,465
Depreciation and Amortization	18,551	87	2	—	—	18,640
General Taxes and Other Assessments:
Revenue Taxes	15,277	172	—	—	—	15,449
Other	9,275	697	14	11	—	9,997

Total Operating Expenses	350,161	294,664	1,868	846	(2,329)	645,210

Operating Income (Loss)	83,189	5,428	(104)	(761)	—	87,752
Other Income (Expenses) – Net	(131)	—	106	884	(1,031)	(172)
Interest Expense	11,974	1,018	—	1,251	(1,031)	13,212
Dividends on Washington Gas Preferred Stock	330	—	—	—	—	330
Income Tax Expense (Benefit)	27,759	1,734	(95)	(458)	—	28,940

Net Income (Loss) Applicable to Common Stock	$42,995	$2,676	$97	$(670)	$—	$45,098

Total Assets	$2,854,860	$317,076	$12,025	$130,334	$(173,893)	$3,140,402

Capital Expenditures/Investments	$38,913	$11	$65	$—	$—	$38,989

(a)	Operating revenues are reported gross of revenue taxes. Revenue taxes of both the regulated utility and the retail energy-marketing segments include gross receipt taxes. Revenue taxes of the regulated utility segment also include PSC fees, franchise fees and energy taxes.
NOTE 9. RELATED PARTY TRANSACTIONS

     WGL Holdings and its subsidiaries engage in transactions among each other during the ordinary course of business. Intercompany transactions and balances have been eliminated from the consolidated financial statements of WGL Holdings. Washington Gas provides accounting, treasury, legal and other administrative and general support to affiliates, and files consolidated tax returns that include affiliated taxable transactions. The actual costs of these services are billed to the appropriate affiliates and to the extent such billings are not yet paid, they are reflected in “Receivables from associated companies” on Washington Gas’s balance sheets. Washington Gas assigns or allocates

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
these costs directly to its affiliates and, therefore, does not recognize revenues or expenses associated with providing these services.
     In connection with billing for unregulated third-party marketers and with other miscellaneous billing processes, Washington Gas collects cash on behalf of affiliates and transfers the cash as quickly as reasonably possible. Cash collected by Washington Gas on behalf of its affiliates but not yet transferred is recorded in “Payables to associated companies” on Washington Gas’s balance sheets. These transactions recorded by Washington Gas impact the balance sheet only.
     At December 31, 2007 and September 30, 2007, the Washington Gas Balance Sheets reflected a receivable from associated companies of $1.7 million and $970,000, respectively. At December 31, 2007 and September 30, 2007, the Washington Gas Balance Sheets reflected a payable to associated companies of $37.1 million and $17.2 million, respectively, related to the activities described above.
     Additionally, Washington Gas provides gas balancing services related to storage, injections, withdrawals and deliveries to all energy marketers participating in the sale of natural gas on an unregulated basis through the customer choice programs that operate in its service territory. These balancing services include the sale of natural gas supply commodities related to various peaking arrangements contractually supplied to Washington Gas and then partially allocated and assigned by Washington Gas to the energy marketers, including WGEServices. Washington Gas records revenues for these balancing services pursuant to tariffs approved by the appropriate regulatory bodies. In conjunction with such services and the related sales and purchases of natural gas, Washington Gas charged WGEServices, an affiliated energy marketer, $2.5 million and $2.3 million for the three months ended December 31, 2007 and 2006, respectively. These related party amounts have been eliminated in the consolidated financial statements of WGL Holdings.
     As a result of these balancing services, an imbalance is created for volumes of natural gas received by Washington Gas that are not equal to the volumes of natural gas delivered to customers of the energy marketers. WGEServices has recognized an accounts receivable from Washington Gas in the amount of $5.9 million and $7.0 million at December 31, 2007 and September 30, 2007, respectively, related to an imbalance in gas volumes. Due to regulatory treatment, these receivables are not eliminated in the consolidated financial statements of WGL Holdings. These imbalances are typically settled by adjusting natural gas deliveries in subsequent periods.
NOTE 10. COMMITMENTS AND CONTINGENCIES

     REGULATED UTILITY OPERATIONS
     Regulatory Contingencies
     Certain legal and administrative proceedings incidental to our business, including regulatory contingencies, involve WGL Holdings and/or its subsidiaries. In our opinion, we have recorded an adequate provision for probable losses or refunds to customers for regulatory contingencies related to these proceedings.
     District of Columbia Jurisdiction
     Recovery of Heavy Hydrocarbon (HHC) Costs. On May 1, 2006, Washington Gas filed two tariff applications with the District of Columbia Public Service Commission (PSC of DC) requesting approval of proposed revisions to the balancing charge provisions of its firm and interruptible delivery

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
service tariffs that would permit the utility to recover from its delivery service customers the costs of HHCs that are being injected into Washington Gas’s natural gas distribution system to treat vaporized liquefied natural gas from the Dominion Cove Point facility. Washington Gas had been recovering the costs of HHCs from sales customers in the District of Columbia through its PGC provision in this jurisdiction. On October 2, 2006, the PSC of DC issued an order rejecting Washington Gas’s proposed tariff revisions until the PSC of MD issued a final order related to this matter. On October 12, 2006, Washington Gas filed a Motion for Clarification requesting that the PSC of DC affirm that Washington Gas can continue collecting HHC costs from sales customers through its PGC provision or to record such HHC costs incurred as a regulatory asset pending a ruling by the PSC of DC on future cost recovery. On May 11, 2007, the PSC of DC directed Washington Gas to cease prospective recovery of the cost of HHCs through the PGC provision, with future HHC costs to be recorded as a “pending” regulatory asset. On November 16, 2007 the PSC of MD issued a Final Order in the relevant case supporting full recovery of the HHC costs in Maryland which removes the precedent condition set by the PSC of DC to consider this issue. Washington Gas is currently awaiting a decision by the PSC of DC.
     Maryland Jurisdiction
     Disallowance of Purchased Gas Charges. Each year, the Maryland Public Service Commission (PSC of MD) reviews the annual gas costs collected from customers in Maryland to determine if Washington Gas’s purchased gas costs are reasonable. On March 14, 2006, in connection with the PSC of MD’s annual review of Washington Gas’s gas costs that were billed to customers in Maryland from September 2003 through August 2004, a Hearing Examiner of the PSC of MD issued a proposed order approving purchased gas charges of Washington Gas for the twelve-month period ending August 2004 except for $4.6 million of such charges that the Hearing Examiner recommended be disallowed because, in the opinion of the Hearing Examiner, they were not reasonably and prudently incurred. Washington Gas filed a Notice of Appeal on April 12, 2006 and a Memorandum on Appeal on April 21, 2006 with the PSC of MD asserting that the Hearing Examiner’s recommendation is without merit. A reply memorandum was filed on May 11, 2006. After consideration of these issues, we expect the PSC of MD to issue a Final Order. Over the past ten years, Washington Gas has incurred similar purchased gas charges which the PSC of MD has reviewed and approved as being reasonably and prudently incurred and therefore subject to recovery from customers. Among other issues included in the appeal, we highlighted for the PSC of MD this prior recovery and requested that similar treatment be granted for this matter. During the fiscal year ended September 30, 2006, Washington Gas accrued a liability of $4.6 million (pre-tax) related to the proposed disallowance of these purchased gas charges. If the PSC of MD rules in Washington Gas’s favor, the liability recorded in fiscal year 2006 for this issue will be reversed to income.
     Performance-Based Rate Plans
     In recent rate case proceedings in all jurisdictions, Washington Gas requested permission to implement Performance-Based Rate (PBR) plans that include performance measures for customer service and an Earnings Sharing Mechanism (ESM) that enables Washington Gas to automatically share with shareholders and customers the earnings that exceed a target rate of return on equity.
     Effective October 1, 2007, the Virginia State Corporation Commission (SCC of VA) approved the implementation of a PBR plan, which includes: (i) a four-year base rate freeze; (ii) service quality measures to be determined in conjunction with the staff of the SCC of VA and reported quarterly for maintaining a safe and reliable natural gas distribution system while striving to control operating costs; (iii) recovery of initial implementation costs associated with achieving Washington Gas’s business process outsourcing (BPO) initiatives over the four-year period of the PBR plan and (iv) an ESM that enables Washington Gas to share with shareholders and Virginia customers the earnings that exceed

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
a target of 10.5 percent return on equity. The calculation of the ESM excludes the first $2.4 million of asset management revenues that is being refunded to customers as part of a new margin sharing agreement in Virginia. On an interim basis, we record the effects of the ESM based on year-to-date earnings in relation to estimated annual earnings as calculated for regulatory purposes. During the three months ended December 31, 2007, Washington Gas accrued a customer liability of $743,000 for estimated sharing under the Virginia ESM.
     On November 16, 2007, the PSC of MD issued a Final Order in a rate case, which established a phase-two proceeding regarding issues related to Washington Gas’s request to implement a PBR plan and consideration of issues associated with Washington Gas’s BPO agreement. On February 1, 2008, Washington Gas filed direct testimony in support of its proposed PBR plan with the PSC of MD. The key features of the proposed PBR plan are: (i) a base rate freeze over the three-year term of the PBR plan; (ii) service quality measures to determine Washington Gas’s progress in maintaining a safe and reliable natural gas distribution system while striving to control operating costs; (iii) recovery of initial implementation costs associated with achieving Washington Gas’s BPO initiatives over a ten-year period and (iv) an ESM that enables Washington Gas to automatically share with shareholders and Maryland customers the earnings that exceed a target of 10.5 percent return on equity. Evidentiary hearings are scheduled for June 2008. At December 31, 2007, we had recorded a regulatory asset of $6.5 million, net of amortization, related to initial implementation costs allocable to Maryland associated with our BPO plan. These remaining costs could be expensed if the PSC of MD does not approve continued deferral and amortization as part of a PBR mechanism in pending or future rate cases.
     On December 28, 2007, the PSC of DC issued a Final Order approving an unopposed settlement related to Washington Gas’s rate application filed on December 21, 2006. The Final Order approved amortization accounting, over a ten-year period, for initial implementation costs related to the BPO plan. As a result of this approval, during the three months ended December 31, 2007, Washington Gas recorded to a regulatory asset $1.9 million of costs, net of amortization, incurred in prior periods. Pursuant to the Final Order, Washington Gas’s application seeking approval of a PBR plan was withdrawn. Washington Gas is prohibited from seeking approval of a PBR plan in the District of Columbia until the filing of its next base rate case.
     Depreciation Study
     In October 2006, Washington Gas completed a depreciation rate study based on its property, plant and equipment balances as of December 31, 2005. The results of the depreciation study concluded that Washington Gas’s depreciation rates should be reduced due to asset lives being extended beyond previously estimated lives. Under regulatory requirements, these depreciation rates must be approved before they are placed into effect. In December 2006, the Staff of the SCC of VA approved the reduction in Washington Gas’s depreciation rates.
     Washington Gas included the portion of the depreciation study related to the District of Columbia in the rate application filed with the PSC of DC on December 21, 2006. Washington Gas’s proposed new depreciation rates were placed into effect pursuant to the Final Order issued by the PSC of DC on December 28, 2007.
     On April 13, 2007, Washington Gas filed the portion of the depreciation study related to the Maryland jurisdiction. A separate proceeding was established on May 2, 2007, by the PSC of MD to review Washington Gas’s request to implement new depreciation rates. On October 25, 2007, Washington Gas filed a 2007 Technical Update of the Maryland depreciation study based on property, plant and equipment balances as of December 31, 2006. Based on past practice, we expect that any change in depreciation expense that results from the new depreciation rates approved in that proceeding will be reflected in revised customer billing rates that become effective coincident with the implementation of the new depreciation rates. Hearings are scheduled for May 2008.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     NON-UTILITY OPERATIONS
     WGEServices enters into contracts to purchase natural gas and electricity designed to match the duration of its sales commitments, and effectively to lock in a margin on estimated sales over the terms of existing sales contracts. Natural gas purchase commitments are based on existing fixed-price or index-priced purchase contracts using city gate equivalent deliveries, the majority of which are for fixed volumes. Electricity purchase commitments are based on existing fixed-price purchase commitments, all of which are for fixed volumes.
     Financial Guarantees
     WGL Holdings has guaranteed payments primarily for certain purchases of natural gas and electricity made by WGEServices. At December 31, 2007, these guarantees totaled $350.8 million. Termination of these guarantees is coincident with the satisfaction of all obligations of WGEServices covered by the guarantees. WGL Holdings also issued guarantees totaling $3.0 million at December 31, 2007 that were made on behalf of certain of its non-utility subsidiaries associated with their banking transactions. Of the total guarantees of $353.8 million, $605,000, $4.0 million and $15.0 million are due to expire on February 29, 2008, June 30, 2008 and December 31, 2008, respectively. The remaining guarantees of $334 2 million do not have specific maturity dates. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations imposed by the guarantees upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations that had been created under the guarantees prior to the effective date of the cancellation.
NOTE 11. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

     The following tables show the components of net periodic benefit costs (income) recognized in our financial statements during the three months ended December 31, 2007 and 2006:

Components of Net Periodic Benefit Costs (Income)

	Three Months Ended December 31,

	2007		2006

	Pension	Health and	Pension	Health and
(In thousands)	Benefits	Life Benefits	Benefits	Life Benefits

Components of net periodic benefit costs (income)
Service cost	$2,448	$2,201	$2,990	$2,656
Interest cost	9,920	6,258	9,758	6,310
Expected return on plan assets	(13,232)	(4,368)	(12,684)	(3,879)
Amortization of prior service cost	458	—	576	—
Amortization of actuarial loss	204	1,972	922	2,883
Amortization of transition obligation	—	310	—	363

Net periodic benefit cost (income)	(202)	6,373	1,562	8,333

Amount allocated to construction projects	114	(642)	9	(1,093)
Amount deferred as regulatory asset/liability—net	(873)	378	(1,188)	86
Other	(46)	6	(96)	—

Amount charged (credited) to expense	$(1,007)	$6,115	$287	$7,326

     During the three months ended December 31, 2007, Washington Gas did not make and does not expect to make any contributions for fiscal year 2008 related to its qualified, trusteed, non-contributory defined benefit pension plan covering all active and vested former employees of Washington Gas.
     During the three months ended December 31, 2007, Washington Gas paid $361,000 on behalf of participants in its non-funded supplemental executive retirement plan, and expects to pay an additional $1.1 million for the remainder of fiscal year 2008.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (concluded)
Notes to Consolidated Financial Statements (Unaudited)
     For the three months ended December 31, 2007, Washington Gas contributed $8.2 million to its healthcare and life insurance benefit plans, and expects to contribute an additional $18.1 million for the remainder of fiscal year 2008.
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

INTRODUCTION
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations (Management’s Discussion) analyzes the financial condition, results of operations and cash flows of WGL Holdings, Inc. (WGL Holdings) and its subsidiaries and should be read in conjunction with our unaudited financial statements and the accompanying notes in this quarterly report, as well as our combined Annual Report on Form 10-K for WGL Holdings and Washington Gas Light Company (Washington Gas) for the fiscal year ended September 30, 2007 (2007 Annual Report). Except where the content clearly indicates otherwise, “WGL Holdings,” “we,” “us” or “our” refers to the holding company or the consolidated entity of WGL Holdings and all of its subsidiaries.
     Management’s Discussion is divided into the following two major sections:
•	WGL Holdings—This section describes the financial condition and results of operations of WGL Holdings and its subsidiaries on a consolidated basis. It includes discussions of our regulated and unregulated operations. WGL Holdings’ operations are derived from the results of Washington Gas and the results of our non-utility operations.

•	Washington Gas—This section describes the financial condition and results of operations of Washington Gas, a wholly owned subsidiary that comprises the majority of our regulated utility segment.
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
EXECUTIVE OVERVIEW
     Introduction
     WGL Holdings, through its wholly owned subsidiaries, sells and delivers natural gas and provides a variety of energy-related products and services to customers primarily in the District of Columbia and the surrounding metropolitan areas in Maryland and Virginia. WGL Holdings has three operating segments that are described below.
     Regulated Utility. With approximately 92 percent of our consolidated total assets, the regulated utility segment consists of Washington Gas and Hampshire Gas Company (Hampshire). Washington Gas, a wholly owned subsidiary of WGL Holdings, delivers natural gas to retail customers in accordance with tariffs approved by the regulatory commissions that have jurisdiction over Washington Gas’s rates. Washington Gas also sells natural gas to customers who have not elected to purchase natural gas from unregulated third-party marketers. In its base rates charged to utility

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
customers, Washington Gas generally does not earn a profit or incur a loss when it sells the natural gas commodity because these customers are charged for the natural gas commodity at the same cost that Washington Gas incurs. However, Washington Gas has an asset optimization program which utilizes Washington Gas’s storage and transportation capacity when not being used to physically serve utility customers to sell the natural gas commodity with the objective of deriving a profit to be shared with its utility customers (refer to the section entitled “Market Risk” for a further discussion of our asset optimization program).
     Hampshire, a wholly owned subsidiary of WGL Holdings, operates an underground natural gas storage facility located in Hampshire County, West Virginia that is regulated by the Federal Energy Regulatory Commission (FERC). Washington Gas purchases all of the storage services of Hampshire and includes the cost of these services in the bills sent to its customers. Hampshire operates under a “pass-through” cost of service-based tariff approved by the FERC, and adjusts its billing rates to Washington Gas on a periodic basis to account for changes in its investment in utility plant and associated expenses.
     Retail Energy-Marketing. The retail energy-marketing segment consists of the operations of Washington Gas Energy Services, Inc. (WGEServices). WGEServices competes with regulated utilities and other unregulated third-party marketers to sell natural gas and electricity supplies directly to residential, commercial and industrial customers in Maryland, Virginia, Delaware and the District of Columbia. WGEServices does not own or operate any natural gas or electric generation, production, transmission or distribution assets. Rather, it contracts for its supply needs and buys and resells natural gas and electricity with the objective of earning a profit through competitively-priced contracts with end-users. These commodities are delivered to retail customers through the distribution systems owned by regulated utilities such as Washington Gas or other unaffiliated natural gas or electric utilities.
     Heating, Ventilating and Air Conditioning (HVAC). Our HVAC segment, which consists of the operations of Washington Gas Energy Systems, Inc. (WGESystems) provides design-build energy efficient solutions to government and commercial clients. WGESystems focuses on replacing the mechanical, electrical, water and energy-related systems of large government and commercial facilities, primarily in the District of Columbia and portions of Maryland and Virginia.
     Key Indicators of Financial Condition and Operating Performance
     We have determined that the following are key indicators for monitoring our financial condition and operating performance:
•	return on average common equity;

•	common equity ratio;

•	utility net revenues;

•	gross margins and

•	miscellaneous non-GAAP performance measures
     For a further discussion of our business, key indicators of operating performance and operating segments, refer to Management’s Discussion within the 2007 Annual Report.
PRIMARY FACTORS AFFECTING WGL HOLDINGS AND WASHINGTON GAS
     The principal business, economic and other factors that affect our operations and/or financial performance include:

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
•	weather conditions and weather patterns;

•	regulatory environment and regulatory decisions;

•	availability of natural gas supply and pipeline transportation and storage capacity;

•	diversity of natural gas supply;

•	volatility of natural gas prices;

•	non-weather related changes in natural gas consumption patterns;

•	maintaining the safety and reliability of the natural gas distribution system;

•	competitive environment;

•	environmental matters;

•	industry consolidation;

•	economic and capital market conditions;

•	inflation/deflation;

•	use of business process outsourcing;

•	labor contracts, including labor and benefit costs and

•	changes in accounting principles.
     For a further discussion of the factors listed above, refer to Management’s Discussion within the 2007 Annual Report. Also, refer to the section entitled “Safe Harbor for Forward-Looking Statements” included in this quarterly report for a listing of forward-looking statements related to factors affecting WGL Holdings and Washington Gas.
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
     We have identified the following critical accounting policies discussed below that require our judgment and estimation, where the resulting estimates have a material effect on the consolidated financial statements:
•	accounting for unbilled revenue and cost of gas recognition;

•	accounting for regulatory operations – regulatory assets and liabilities;

•	accounting for income taxes;

•	accounting for contingencies;

•	accounting for derivative instruments and

•	accounting for pension and other post-retirement benefit plans.
     For a description of these critical accounting policies, refer to Management’s Discussion within the 2007 Annual Report. Refer to Note 1 of the Notes to Consolidated Financial Statements in this quarterly report for a discussion of newly implemented accounting policies.

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
WGL HOLDINGS, INC.
     RESULTS OF OPERATIONS – Three Months Ended December 31, 2007 vs. December 31, 2006
     Summary Results
     WGL Holdings, Inc. reported net income of $47.2 million, or $0.95 per share, for the three months ended December 31, 2007, the first quarter of fiscal year 2008. This represents a $2.1 million, or $0.03 per share, increase over net income of $45.1 million, or $0.92 per share, reported for the three months ended December 31, 2006. For the twelve-month periods ended December 31, 2007 and 2006, we earned a return on average common equity of 11.2 percent and 9.4 percent, respectively.
     The increase in results for the three months ended December 31, 2007 over the same period of the prior fiscal year primarily reflects $0.02 per share of higher earnings from our retail energy-marketing segment as well as $0.01 per share of higher earnings from our regulated utility segment.
     Regulated Utility Operating Results
     The following table summarizes the regulated utility segment’s operating results for the three months ended December 31, 2007 and 2006.

Regulated Utility Operating Results

	Three Months Ended
	December 31,
(In thousands)	2007	2006	Variance

Operating revenues	$464,428	$433,350	$31,078

Operating expenses:
Cost of gas	268,279	251,005	17,274
Operation and maintenance	61,377	56,053	5,324
Depreciation and amortization	24,046	18,551	5,495
General taxes and other assessments:
Revenue taxes	15,453	15,277	176
Other	10,882	9,275	1,607

Total operating expenses	380,037	350,161	29,876

Operating income	84,391	83,189	1,202
Interest expense	12,151	11,974	177
Other (income) expenses—net, including preferred stock dividends	(206)	461	(667)
Income tax expense	28,244	27,759	485

Net Income	$44,202	$42,995	$1,207

     The regulated utility segment’s net income was $44.2 million, or $0.89 per share, for the three months ended December 31, 2007, an increase of $1.2 million, or $0.01 per share, over net income of $43.0 million, or $0.88 per share, for the same three-month period of the prior fiscal year. The year-over-year increase in net income primarily reflects increased deliveries of natural gas to firm customers coupled with new rates that went into effect in Virginia on February 13, 2007, Maryland on November 27, 2007 and the District of Columbia on December 31, 2007. The favorable effects of these items were partially offset by increased operation and maintenance expenses, depreciation and amortization expense and general taxes.
     Natural gas deliveries to firm customers totaled 395.7 million therms during the first quarter of fiscal year 2008, an increase of 31.1 million therms, or 8.5 percent, over the first quarter of fiscal year 2007. This increase primarily reflects the addition of 12,310 active customer meters since December 31, 2006 as well as a shift in weather patterns.

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Weather conditions directly influence the volume of natural gas delivered by Washington Gas. Weather patterns tend to be more volatile during “shoulder” months within our fiscal year in which Washington Gas is going into or coming out of the primary portion of its winter heating season. During the shoulder months within quarters ending December 31 (particularly in October and November) and within quarters ending June 30 (particularly in April and May), customer heating usage may not correlate highly with historical levels or with the level of heating degree days (HDDs) that occur, particularly when weather patterns experienced are not consistently cold or warm.
     Weather, when measured by HDDs, was 8.5 percent warmer than normal in the first quarter of fiscal year 2008, as compared to 4.1 percent warmer than normal for the same quarter of fiscal year 2007. This weather comparison primarily reflects significantly warmer-than-normal weather during October 2007 as compared to significantly colder-than-normal weather during October 2006. However, when comparing the months of November and December of each period, weather was colder in the first quarter of fiscal year 2008 than the same period of last year.
     Washington Gas currently has a weather protection strategy that is designed to neutralize the estimated negative financial effects of warmer-than-normal weather (refer to the section entitled “Weather Risk” for a further discussion of our weather protection strategy). The expenses and net benefits associated with our weather-related instruments are reflected in “Operation and maintenance” expenses. In the prior three-month period, our weather-related instruments consisted of a weather derivative for Virginia, as well as weather insurance for the District of Columbia. With the implementation of a Weather Normalization Adjustment (WNA) mechanism in Virginia on October 1, 2007, Washington Gas no longer requires a weather derivative as part of its weather protection strategy in Virginia. Therefore, during the current three-month period, Washington Gas’s weather-related instruments consisted only of weather insurance for the District of Columbia.
     Also contributing to the increase in earnings were: (i) new rates that went into effect in Virginia on February 13, 2007, Maryland on November 27, 2007 and the District of Columbia on December 31, 2007; (ii) a $1.1 million favorable regulatory adjustment made in the first quarter of fiscal year 2008 applicable to prior fiscal years to revise the treatment for certain shared revenues in the District of Columbia and (iii) a $3.9 million (pre-tax) increase in realized margins associated with our asset optimization program. These increased margins were partially offset by a $2.8 million (pre-tax) increase in unrealized mark-to-market losses on derivative instruments associated with this program (refer to the section entitled “Market Risk—Price Risk Related to the Regulated Utility Segment” for a further discussion of our asset optimization program). Also partially offsetting the increase in earnings was a $743,000 accrual for estimated sharing under a new Earnings Sharing Mechanism (ESM) in Virginia (refer to the section entitled “Rates and Regulatory Matters—Performance-Based Rate Plans” included Management’s Discussion for Washington Gas).
     Earnings of the regulated utility segment for the first three months of fiscal year 2008 were affected by a $5.3 million (pre-tax), increase in operation and maintenance expenses when compared to the corresponding period of the prior fiscal year. This increase is primarily attributable to: (i) $3.5 million (pre-tax) of higher uncollectible accounts expense primarily due to an adjustment to the accumulated reserve made in the prior three-month period to reflect better collections; (ii) transition related expenses for our business process outsourcing (BPO) program and (iii) a $901,000 reduction in the net benefits associated with our weather-related instruments primarily as a result of the elimination of the cost in the 2008 period of a weather derivative in Virginia. Partially offsetting these increases was a $1.9 million (pre-tax) reversal of expenses, net of amortization, that were incurred in prior fiscal years for initial implementation costs associated with our BPO program as approved by the District of Columbia Public Service Commission (PSC of DC) in a December 28, 2007 Final Order (refer to the section entitled “Rates and Regulatory Matters” included under Management’s Discussion

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
for Washington Gas). Additionally, the current three-month period also includes the reversal of $921,000 in expenses applicable to prior fiscal years for heavy hydrocarbons (HHCs) that are being injected into our distribution system to treat the vaporized liquefied natural gas (LNG) received from the Cove Point LNG terminal (refer to the section entitled “Operating Issues Related to Cove Point Natural Gas Supply”). These expenses were reversed as part of a November 16, 2007 Final Order from the Maryland Public Service Commission (PSC of MD) that granted recovery of these costs.
     Depreciation and amortization expense for the regulated utility segment increased $5.5 million (pre-tax) during the quarter ended December 31, 2007 when compared to the same quarter in the prior fiscal year. The higher expense was attributable to the effect of increased investment in depreciable property, plant and equipment as well as a $3.9 million benefit recorded in the first quarter of fiscal year 2007 applicable to the prior period from January 1, 2006 to September 30, 2006 related to a reduction in Washington Gas’s depreciation rates on fixed assets in Virginia. The reduction in Washington Gas’s depreciation rates was approved by the staff of the Virginia State Corporation Commission (SCC of VA) during the first quarter of fiscal year 2007 (refer to the section entitled “Rates and Regulatory Matters—Depreciation Study” included under Management’s Discussion for Washington Gas.)
     Non-Utility Operating Results
     Our non-utility operations comprise two business segments: (i) retail energy-marketing and (ii) HVAC. Transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our three operating segments, are aggregated as “Other Activities” and included as part of non-utility operations. Total net income from our non-utility operations was $3.0 million, or $0.06 per share, for the three months ended December 31, 2007, an increase of $892,000 or $0.02 per share, over net income of $2.1 million, or $0.04 per share, for the same three-month period of the prior fiscal year. The following table compares the financial results from non-utility activities for the three months ended December 31, 2007 and 2006.

Composition of Non-Utility Net Income (Loss) and Other Statistics

	Three Months Ended
	December 31,
	2007	2006	Variance

Non-Utility Net Income (Loss) (in thousands)
Retail energy-marketing	$3,281	$2,676	$605
HVAC	273	97	176

Total major non-utility	3,554	2,773	781
Other activities	(559)	(670)	111

Total non-utility	$2,995	$2,103	$892

Retail Energy-Marketing Statistics
Natural gas
Therm sales (thousands of therms)	196,474	204,612	(8,138)
Number of customers (end of period)	140,700	142,000	(1,300)

Electricity
Electricity sales (thousands of kWhs)	899,469	899,729	(260)
Number of accounts (end of period)	67,100	66,700	400

     Retail Energy-Marketing. WGEServices reported net income of $3.3 million, or $0.07 per share, for the three months ended December 31, 2007, an increase of $605,000 or $0.02 per share, over net income of $2.7 million or $0.05 per share, reported for the same three-month period of the prior fiscal year. Results in the current quarter improved due to higher gross margins (revenues less costs of energy-related sales) from the sale of natural gas and lower interest expense, partially offset by lower gross margins from the sale of electricity and higher operating expenses.

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Gross margins from natural gas sales increased in the first quarter of fiscal year 2008 compared to the same quarter of fiscal year 2007, reflecting a rise in the margin per therm sold. Also favorably affecting the gross margins from natural gas sales were $2.1 million (pre-tax) of lower unrealized mark-to-market losses associated with energy-related derivatives.
     Gross margins from electric sales in the current quarter decreased from the same quarter of the prior period primarily reflecting unrealized mark-to-market losses associated with energy-related derivatives of $1.4 million (pre-tax).
     Interest Expense
     The following table depicts the components of interest expense for the quarters ended December 31, 2007 and 2006.

Composition of Interest Expense

	Three Months Ended
	December 31,
(In thousands)	2007	2006	Variance

Long-term debt	$9,980	$10,008	$(28)
Short-term debt	2,453	2,520	(67)
Other (includes AFUDC) (a)	304	684	(380)

Total	$12,737	$13,212	$(475)

(a)	Represents the debt component of Allowance for Funds Used During Construction.
     WGL Holdings’ interest expense of $12.7 million for the first quarter of fiscal year 2008 decreased $475,000 from the same quarter of last year. Lower interest expense for the period primarily reflects lower other interest expense primarily due to customer deposits and other items. Interest on short-term debt was relatively unchanged from period-to-period as a result of an increase in the weighted average balance outstanding being offset by a decrease in the weighted average cost for these borrowings.
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
     We have a goal to maintain our common equity ratio in the mid-50 percent range of total

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
consolidated capital. The level of this ratio varies during the fiscal year due to the seasonal nature of our business. This seasonality is also evident in the variability of our short-term debt balances, which are typically higher in the fall and winter months, and substantially lower in the spring when a significant portion of our current assets is converted into cash at the end of the winter heating season. Accomplishing this capital structure objective and maintaining sufficient cash flow are necessary to maintain attractive credit ratings for WGL Holdings and Washington Gas, and to allow access to capital at reasonable costs. As of December 31, 2007, total consolidated capitalization, including current maturities of long-term debt and excluding notes payable, comprised 60.3 percent common equity, 1.7 percent preferred stock and 38.0 percent long-term debt. Our cash flow requirements and our ability to provide satisfactory resources to satisfy those requirements are primarily influenced by the activities of Washington Gas and, to a lesser extent, the non-utility operations.
     Our plans provide for sufficient liquidity to satisfy our financial obligations. At December 31, 2007, we did not have any restrictions on our cash balances that would affect the payment of common or preferred stock dividends by WGL Holdings or Washington Gas.
     Short-Term Cash Requirements and Related Financing
     Washington Gas’s business is weather sensitive and seasonal, causing short-term cash requirements to vary significantly during the year. Approximately 75 percent of the total therms delivered in Washington Gas’s service area (excluding deliveries to two electric generation facilities) occur during the first and second fiscal quarters. Accordingly, Washington Gas typically generates more net income in the first six months of the fiscal year than it does for the entire fiscal year. During the first six months of our fiscal year, Washington Gas generates large sales volumes and its cash requirements peak when accounts receivable, unbilled revenues and storage gas inventories are at their highest levels. During the last six months of our fiscal year, after the winter heating season, Washington Gas will typically experience a seasonal net loss due to reduced demand for natural gas. During this period, many of Washington Gas’s assets are converted into cash which Washington Gas generally uses to reduce and sometimes eliminate short-term debt and to acquire storage gas for the next heating season.
     Washington Gas and WGEServices have seasonal short-term cash requirements resulting from their need to purchase storage gas inventory in advance of the winter heating periods in which the storage gas is sold. Washington Gas generally collects the cost of its gas under cost recovery mechanisms. WGEServices collects revenues that are designed to reimburse it for its commodity costs used to supply its retail customer contracts. Variations in the timing of cash receipts from customers under these collection methods can significantly affect short-term cash requirements. In addition, both Washington Gas and WGEServices pay their respective commodity suppliers before collecting the accounts receivable balances resulting from these sales. WGEServices derives its funding to finance these activities from short-term debt issued by WGL Holdings. Additionally, WGL Holdings may be required to post collateral on behalf of WGEServices for certain purchases.
     WGL Holdings and Washington Gas utilize short-term debt in the form of commercial paper or unsecured short-term bank loans to fund seasonal cash requirements. Our policy is to maintain back-up bank credit facilities in an amount equal to or greater than our expected maximum commercial paper position. At December 31, 2007, WGL Holdings and Washington Gas each had revolving credit agreements with a group of commercial banks that permit the companies, with the banks’ approval, to borrow up to $450 million and $400 million, respectively. These credit facilities expire on August 3, 2012, with unlimited extension options. As of December 31, 2007 there were no outstanding borrowings under either the WGL Holdings or Washington Gas credit facilities. Refer to Note 3 of the Notes to Consolidated Financial Statements in this quarterly report.

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     At December 31, 2007 and September 30, 2007, WGL Holdings and its subsidiaries had outstanding notes payable of $301.4 million and $184.2 million, respectively. Of the outstanding notes payable balance at December 31, 2007, $33.4 million and $208.0 million was commercial paper issued by WGL Holdings and Washington Gas, respectively. Additionally, as of December 31, 2007, WGL Holdings had $60.0 million outstanding under an uncommitted credit facility from a commercial bank. This $60.0 million was repaid in full in January 2008. Of the outstanding notes payable balance at September 30, 2007, $62.2 million and $122.0 million was commercial paper issued by WGL Holdings and Washington Gas, respectively.
     To manage credit risk, both Washington Gas and WGEServices may require deposits from certain customers and suppliers. At December 31, 2007 and September 30, 2007, “Customer deposits and advance payments” totaled $59.1 million and $49.2 million, respectively. For both periods, substantially all of these deposits related to customer deposits for Washington Gas. These deposits are reported as current liabilities, and may be refunded to the depositor-customer at various times throughout the year based on the customer’s payment habits. At the same time, other customers make new deposits that enable the balance of customer deposits to remain relatively steady. Refer to the section entitled “Credit Risk” for a further discussion of our management of credit risk.
     Long-Term Cash Requirements and Related Financing
     Our long-term cash requirements primarily depend upon the level of capital expenditures, long-term debt maturities and decisions to refinance long-term debt. Refer to the section entitled “Capital Expenditures” in Management’s Discussion within our 2007 Annual Report.
     At December 31, 2007, Washington Gas had the capacity, under a shelf registration that was declared effective by the Securities and Exchange Commission on June 8, 2006, to issue up to $300.0 million of Medium-Term Notes (MTNs).
     Security Ratings
     The table below reflects the current credit ratings for the outstanding debt instruments of WGL Holdings and Washington Gas. Changes in credit ratings may affect WGL Holdings’ and Washington Gas’s cost of short-term and long-term debt and their access to the capital markets. Credit ratings can change at any time.

Credit Ratings for Outstanding Debt Instruments

	WGL Holdings		Washington Gas
	Unsecured		Unsecured
	Medium-Term Notes	Commercial	Medium-Term	Commercial
Rating Service	(Indicative)(a)	Paper	Notes	Paper

Fitch Ratings	A+	F1	AA-	F1+
Moody’s Investors Service	Not Rated	Not Prime	A2	P-1
Standard & Poor’s Ratings Services (b)	AA-	A-1	AA-	A-1

(a)	Indicates the ratings that may be applicable if WGL Holdings were to issue unsecured MTNs.

(b)	The long-term debt rating issued by Standard & Poor’s Ratings Services for WGL Holdings and Washington Gas is stable.
     Cash Flows Used in Operating Activities
     The primary drivers for our operating cash flows are cash payments received from natural gas and electricity customers, offset by our payments for natural gas and electricity costs, operation and maintenance expenses, taxes and interest costs.

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Net cash used in operating activities totaled $56.1 million for the three months ended December 31, 2007. Net cash used in operating activities reflects net income applicable to common stock, as adjusted for non-cash earnings and charges, as well as changes in working capital. Certain changes in working capital from September 30, 2007 to December 31, 2007 are described below:
•	Accounts receivable and unbilled revenues—net increased $335.0 million from September 30, 2007, primarily due to increased sales volumes associated with our winter heating season.

•	Storage gas inventory levels decreased $41.4 million from September 30, 2007 due to seasonal withdrawals.

•	Accounts payable and other accrued liabilities increased $116.1 million, largely attributable to seasonal natural gas purchases.
     Cash Flows Provided by Financing Activities
     Cash flows provided by financing activities totaled $103.4 million for the three months ended December 31, 2007. This primarily reflects an increase in our notes payable by a net amount of $117.1 million due to increased working capital requirements, partially offset by a common stock dividend payment totaling $16.9 million.
     Cash Flows Used in Investing Activities
     During the three months ended December 31, 2007, cash flows used in investing activities totaled $33.2 million, $29.9 million of which were for capital expenditures made on behalf of Washington Gas.
CONTRACTUAL OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS AND OTHER COMMERCIAL COMMITMENTS
     Contractual Obligations
     We have certain contractual obligations incurred in the normal course of business that require us to make fixed and determinable payments in the future. These commitments include long-term debt, lease obligations, unconditional purchase obligations for pipeline capacity, transportation and storage services, certain natural gas and electricity commodity commitments and our commitments related to the BPO program.
     Reference is made to the “Contractual Obligations, Off-Balance Sheet Arrangements and Other Commercial Commitments” section of Management’s Discussion in our 2007 Annual Report for a detailed discussion of our contractual obligations. Note 6 of the Notes to Consolidated Financial Statements in our 2007 Annual Report includes a discussion of long-term debt, including debt maturities. Reference is made to Note 15 of the Notes to Consolidated Financial Statements in our 2007 Annual Report that reflects information about the various contracts of Washington Gas and WGEServices. Additionally, refer to Note 10 of the Notes to Consolidated Financial Statements in this quarterly report.
     Financial Guarantees
     WGL Holdings has guaranteed payments primarily for certain purchases of natural gas and electricity on behalf of the retail energy-marketing segment. At December 31, 2007, these guarantees totaled $350.8 million. Termination of these guarantees is coincident with the satisfaction of all

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
obligations of WGEServices covered by the guarantees. WGL Holdings also issued guarantees totaling $3.0 million at December 31, 2007 that were made on behalf of certain of our non-utility subsidiaries associated with their banking transactions. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations imposed by the guarantees upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations that had been created under the guarantees prior to the effective date of the cancellation.
     Operating Issues Related To Cove Point Natural Gas Supply
     In late fiscal year 2003, Dominion reactivated its Cove Point LNG terminal. The composition of the vaporized LNG received from the Cove Point LNG terminal resulted in increased leaks in certain mechanical couplings on the portion of our distribution system that directly receives the Cove Point gas. The imported Cove Point gas contains a lower concentration of HHCs than domestically produced natural gas, which caused the seals on those mechanical couplings to shrink and those couplings to leak. Independent laboratory tests performed on behalf of Washington Gas have shown that the injection of HHCs into the type of gas coming from the Cove Point LNG terminal can be effective in re-swelling the seals in couplings which increases their sealing force and, thus, reduces the propensity for the couplings to leak.
     Through a pipeline replacement project and the construction of a HHC injection facility at the gate station that exclusively receives gas from the Cove Point terminal, Washington Gas has effectively reduced the occurrence of new leaks in this area of the distribution system. A planned expansion of the Cove Point terminal by the end of 2008 is expected to result in a substantial increase in the receipt of Cove Point gas into additional portions of Washington Gas’s distribution system as the Cove Point gas is introduced into other downstream pipelines that provide service to Washington Gas. This expansion may result in a greater number of leaks; therefore, Washington Gas is addressing this issue through additional pipeline replacement programs and the construction of additional HHC injection facilities.
     Washington Gas has completed the construction of a second HHC injection facility that became operational in December 2007 at a cost of approximately $4 million and continues the planning necessary to construct a third HHC injection facility which is expected to become operational prior to the planned Cove Point expansion. The third HHC injection facility is estimated to cost between $3 million and $4 million. Washington Gas has been granted recovery for a portion of these costs in Virginia and Maryland. Additionally, Washington Gas will continue to seek recovery of these costs in future applications with the District of Columbia. Washington Gas believes that the cost of these facilities should be recoverable in all jurisdictions.
     The estimated cost of these facilities does not include the cost of the HHCs injected into the gas stream at the gate stations. We have been granted cost recovery for the majority of these costs in Virginia and Maryland, and have requested cost recovery for both past and future HHC costs in the District of Columbia (refer to the section entitled “Rates and Regulatory Matters”).
     With current pipeline supply configurations, the strategic placement of the three HHC injection facilities will condition the gas supplied to over 95 percent of the pipelines that contain mechanical couplings within our distribution system. In addition to the installation of these injection facilities, Washington Gas is replacing or remediating selected mechanically coupled pipelines within the areas of the distribution system that may receive high concentrations of Cove Point gas that will not receive HHC injections. The estimated cost of this replacement work is $19.5 million, and the work is scheduled to be completed prior to the planned expansion of the Cove Point terminal.

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Washington Gas continues to gather and evaluate field and laboratory evidence to determine the effectiveness of injecting HHCs into our distribution system where deliveries of Cove Point gas are received, and whether this treatment of the Cove Point gas will suffice as the primary action we will need to take in preventing additional leaks or retarding the rate at which additional leaks may occur in the gas distribution system if additional volumes from the Cove Point terminal are introduced. Our construction of the third HHC injection facility may not be timely or feasible. If the injection of additional HHCs into the gas distribution system is not effective or only partially effective in preventing additional leaks on couplings and we are unable to determine a satisfactory alternative solution on a timely basis, then additional operating expenses and capital expenditures may be necessary to contend with the receipt of increased volumes of vaporized LNG from the Cove Point terminal into Washington Gas’s distribution system.
     Notwithstanding Washington Gas’s recovery through local regulatory commission action of costs related to the construction of the HHC injection facilities, Washington Gas is pursuing remedies to assure that its customers are only paying their appropriate share of the costs of the remediation to maintain the safety of the Washington Gas distribution system.
     Request for FERC Action
     In November 2005, Washington Gas requested the FERC to invoke its authority to require Dominion to demonstrate that the increased volumes of the Cove Point gas would flow safely and reliably through the Washington Gas distribution system. Washington Gas specifically requested that the proposed expansion of the Cove Point LNG terminal be denied until Dominion has shown that the Cove Point gas: (i) is of such quality that it is fully interchangeable with the domestically produced natural gas historically received by Washington Gas and (ii) will not cause harm to its customers or to the infrastructure of Washington Gas’s distribution system.
     On June 16, 2006, the FERC issued an order authorizing Dominion’s request to expand the capacity and output of its Cove Point LNG terminal and, thereby, denying Washington Gas’s request to require Dominion to demonstrate the safety and reliability of the Cove Point gas flowing through the Washington Gas distribution system. Washington Gas, the PSC of MD, Keyspan Corporation, the Maryland Office of People’s Counsel (MD OPC) and other organizations have all filed Requests for Rehearing with the FERC to seek modification of the FERC’s June 16, 2006 order. These requests have been rejected by the FERC. On January 26, 2007, Washington Gas filed a notice of appeal with the United States Court of Appeals for the District of Columbia Circuit (the Court). Washington Gas requested the Court to reverse the June 16, 2006 FERC order that authorized the Cove Point expansion, as well as a January 4, 2007 FERC order that denied Washington Gas’s rehearing request. Initial briefs have been filed by all parties. Washington Gas filed its reply brief on February 8, 2008, and oral arguments are expected to be held by the Court in the spring of 2008.
     Washington Gas is committed to the use of natural gas from the Cove Point terminal to satisfy, in part, the natural gas demand of its customers. Washington Gas is willing to work with Dominion Cove Point LNG, the shippers who bring LNG into the Cove Point terminal and the interstate pipelines that deliver gas to Washington Gas in order to achieve and implement an appropriate solution to the issue of gas interchangeability affecting its system.
     CREDIT RISK
     Regulated Utility Segment
     Certain suppliers that sell natural gas to Washington Gas have either relatively low credit ratings

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
or are not rated by major credit rating agencies. In the event of a supplier’s failure to deliver contracted volumes of gas, Washington Gas may need to replace those volumes at prevailing market prices, which may be higher than the original transaction prices, and pass these costs through to its sales customers under the purchased gas cost adjustment mechanisms. Additionally, Washington Gas enters into contracts with third parties to buy and sell natural gas for the purpose of maximizing the value of its long-term capacity and storage assets, as well as for hedging natural gas costs and interest costs. In the event of a default by these third parties, Washington Gas may be at risk for financial loss to the extent these costs are not passed through to its customers. To manage these various credit risks, Washington Gas has a credit policy in place that is designed to mitigate these credit risks through a requirement for credit enhancements including, but not limited to, letters of credit and parent guarantees when deemed necessary. In accordance with this policy, Washington Gas has obtained credit enhancements from certain of its counterparties. Additionally, for certain counterparties or their guarantors that meet this policy’s creditworthiness criteria, Washington Gas grants unsecured credit which is continuously monitored.
     Washington Gas is also exposed to the risk of non-payment of utility bills by certain of its customers. To manage this customer credit risk, Washington Gas may require cash deposits from its high risk customers to cover payment of their bills until the requirements for the deposit refunds are met. There are no restrictions on Washington Gas’s use of these customer deposits. Washington Gas pays interest to its customers on these deposits in accordance with the requirements of its regulatory commissions.
     Retail Energy-Marketing Segment
     Certain suppliers that sell natural gas or electricity to WGEServices have either relatively low credit ratings or are not rated by major credit rating agencies. Depending on the ability of these suppliers to deliver natural gas or electricity under existing contracts, WGEServices could be financially exposed for the difference between the price at which WGEServices has contracted to buy these commodities and their replacement cost from another supplier. Additionally, WGEServices enters into contracts with third parties to hedge the costs of natural gas and electricity. Depending on the ability of the third parties to fulfill their commitments, WGEServices could be at risk for financial loss. WGEServices has an existing credit policy that is designed to mitigate credit risks through a requirement for credit enhancements including, but not limited to, letters of credit and parent guarantees when deemed necessary. In accordance with this policy, WGEServices has obtained credit enhancements from certain of its counterparties. If certain counterparties or their guarantors meet the policy’s creditworthiness criteria, WGEServices grants unsecured credit to those counterparties or their guarantors which is continuously monitored.
     WGEServices is also exposed to the risk of non-payment of invoiced sales by certain of its retail customers. WGEServices manages this risk by evaluating the credit quality of new customers as well as by monitoring collections from existing customers. To the extent necessary, WGEServices can obtain collateral from, or terminate service to, its customers.
     MARKET RISK
     We are exposed to various forms of market risk including commodity price risk, weather risk and interest-rate risk. The following discussion describes these risks and our management of them.
     Price Risk Related to the Regulated Utility Segment
     Washington Gas faces price risk associated with the purchase of natural gas. Washington Gas

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
recovers the cost of the natural gas to serve customers through gas cost recovery mechanisms as approved in jurisdictional tariffs; therefore a change in the price of natural gas generally has no direct effect on Washington Gas’s net income. However, Washington Gas is responsible for following competitive and reasonable practices in purchasing natural gas for its customers.
     To manage price risk associated with its natural gas supply to its firm customers, Washington Gas: (i) actively manages its gas supply portfolio to balance sales and delivery obligations; (ii) injects natural gas into storage during the summer months when prices are generally lower, and withdraws that gas during the winter heating season when prices are generally higher and (iii) enters into hedging contracts and other contracts that qualify as derivative instruments related to the sale and purchase of natural gas.
     Washington Gas has specific regulatory approval in the District of Columbia, Maryland and Virginia to use forward contracts and option contracts to hedge against potential price volatility for a limited portion of its natural gas purchases for firm customers. Specifically, Washington Gas has approval to: (i) buy gas in advance using forward contracts; (ii) purchase options that lock in a price when Washington Gas is ready to buy gas and (iii) use a combination of put and call options to limit price exposure within an acceptable range. Regulatory approval for Virginia is permanent. The regulatory approvals in the District of Columbia and Maryland are pursuant to pilot programs, and Washington Gas is seeking to continue these programs. Additionally, pursuant to a pilot program, Washington Gas has specific regulatory approval in Maryland and Virginia to hedge the cost of natural gas purchased for storage using financial transactions in the form of forwards, swaps and option contracts.
     Washington Gas also executes derivative transactions in the form of forwards, swaps and option contracts as part of an asset optimization program that is managed by its internal staff. Under this program, Washington Gas realizes value on a portion of its long-term natural gas transportation and storage capacity resources by purchasing and selling the natural gas commodity for delivery in future periods, when such use does not interfere with physical service to customers. Regulatory sharing mechanisms allow the profit from these transactions to be shared between Washington Gas’s customers and shareholders.
     Price Risk Related to the Retail Energy-Marketing Segment
     Our retail energy-marketing subsidiary, WGEServices, sells natural gas and electricity to retail customers at both fixed and indexed prices. We must manage daily and seasonal demand fluctuations for these products with our suppliers. The volume and price risks are evaluated, measured and managed separately for natural gas and electricity. The price risk exists to the extent WGEServices does not closely match the timing and volume of natural gas and electricity it purchases with the related fixed price or indexed sales commitments. WGEServices’ risk management policies and procedures are designed to minimize these risks.
     Natural Gas. WGEServices faces risk in that over 50 percent of its annual natural gas sales volumes are subject to some variations in customer demand associated with fluctuations in weather and customer conservation. Purchases of natural gas to fulfill retail sales commitments are generally made under fixed-volume contracts based on normal weather assumptions. If there is a significant deviation from normal weather that causes purchase commitments to differ significantly from sales levels, WGEServices may be required to purchase incremental natural gas or sell excess natural gas at prices that negatively impact gross margins. WGEServices manages this volumetric risk by using storage gas inventory and peaking services offered to marketers through the regulated utilities that provide delivery service for WGEServices’ customers. WGEServices may also manage price risk

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
through the use of derivative instruments that include financial contracts and wholesale supply contracts that provide for volumetric variability. WGEServices also uses derivative instruments to mitigate the price risks associated with purchasing natural gas wholesale and reselling natural gas to retail customers at prices that are generally fixed.
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
     WGEServices’ electric business is also exposed to fluctuations in weather. Its purchases generally are made under fixed-volume contracts that are based on certain weather assumptions. If there are significant deviations in weather from these assumptions, WGEServices may incur price and volume variances that could negatively impact its expected gross margins.
     Value-at-Risk. WGEServices measures the market risk of its energy commodity portfolio by determining its value-at-risk. Value-at-risk is an estimate of the maximum loss that can be expected at some level of probability if a portfolio is held for a given time period. The value-at-risk calculation for natural gas and electric portfolios include assumptions for normal weather, new customers and renewing customers for which supply commitments have been secured. Based on a 95 percent confidence interval for a one-day holding period, WGEServices’ value-at-risk at December 31, 2007 was approximately $240,000 and $157,000 related to its natural gas and electric portfolios, respectively.
     Consolidated Operations
     The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with our energy-related derivatives during the three months ended December 31, 2007:

Changes in Fair Value of Energy-Related Derivatives

(In millions)

Net assets (liabilities) at September 30, 2007	$(4.7)
Net fair value of contracts entered into during the period	(2.8)
Other changes in net fair value	(5.6)
Realized net settlement of derivatives	(3.9)

Net assets (liabilities) at December 31, 2007	$(17.0)

Roll Forward of Energy-Related Derivatives

(In millions)

Net assets (liabilities) at September 30, 2007	$(4.7)
Recorded to income	(1.5)
Recorded to regulatory assets/liabilities	(6.9)
Net option premium payments	—
Realized net settlement of derivatives	(3.9)

Net assets (liabilities) at December 31, 2007	$(17.0)

     The maturity dates of the fair value of our net assets (liabilities) associated with our energy- related derivatives at December 31, 2007, is summarized in the following table based on the approach used to determine fair value:

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

	Years Ended September 30,

		Remainder
(in millions)	Total	of 2008	2009	2010	2011	2012	Thereafter

Prices actively quoted	$2.3	$0.3	$0.8	$0.6	$0.5	$0.8	$(0.7)
Prices provided by other external sources	(4.6)	(4.1)	(0.5)	—	—	—	—
Prices based on models and other valuation methods	(14.7)	(5.1)	1.6	(3.7)	(3.0)	(0.6)	(3.9)

Total net assets (liabilities) associated with our energy-related derivatives	$(17.0)	$(8.9)	$1.9	$(3.1)	$(2.5)	$0.2	$(4.6)

     Weather Risk
     We are exposed to various forms of weather risk in both our regulated utility and unregulated business segments. For Washington Gas, a large portion of its revenues is volume driven and its current rates are based upon an assumption of normal weather, however, billing adjustment mechanisms described below address variations from this assumption. Without weather protection strategies, variations from normal weather will cause our earnings to increase or decrease depending on the weather pattern. Washington Gas currently has a weather protection strategy that is designed to neutralize the estimated negative financial effects of warmer-than-normal weather on its net revenues, as discussed below.
     The financial results of our non-regulated energy-marketing business, WGEServices, are also affected by variations from normal weather primarily in the winter relating to its natural gas sales, and throughout the fiscal year relating to its electricity sales. WGEServices manages these weather risks with, among other things, weather derivatives.
     Billing Adjustment Mechanisms. In Maryland, Washington Gas has a Revenue Normalization Adjustment (RNA) billing mechanism that is designed to stabilize the level of net revenues collected from Maryland customers by eliminating the effect of deviations in customer usage caused by variations in weather from normal levels and other factors such as conservation. Effective October 1, 2007, Washington Gas implemented a WNA mechanism in Virginia which is a billing adjustment mechanism that is designed to eliminate the effect of variations in weather from normal levels on utility net revenues.
     For both the RNA and the WNA mechanisms, periods of colder-than-normal weather generally would cause Washington Gas to record a reduction to its revenues and establish a refund liability to customers, while the opposite would generally result during periods of warmer-than-normal weather. However, factors such as volatile weather patterns during “shoulder” months and customer conservation may cause the RNA to act conversely.
     Weather Insurance. Effective October 1, 2005, Washington Gas purchased a new weather insurance policy designed to mitigate the negative effects of warmer-than-normal weather in the District of Columbia. The policy has a three-year term that expires on September 30, 2008.
     The policy was designed to cover Washington Gas’s estimated net revenue exposure in the District of Columbia to warmer-than-normal variations in HDDs, subject to a maximum annual payment to Washington Gas of $6.6 million (pre-tax) and cumulative maximum payments of $13.1 million (pre-tax) over the three-year policy period. As a result of the colder-than-normal weather during fiscal year 2007, the cumulative maximum three-year payment is $7.9 million (pre-tax). Pre-tax income is provided in the amount of $12,600 for each HDD warmer-than-normal during each fiscal year subject to the limitations previously described. Other than the cost of the insurance, Washington Gas pays nothing if weather is colder than normal. The policy’s pre-tax average annual expense is

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
$1.9 million over its term. This pre-tax expense is amortized based on the pattern of normal HDDs over the three-year policy period. The policy also includes a premium refund provision that could result in the net expense being higher or lower than this amount in any one year of the policy after accounting for the cumulative effect of such provision. No portion of the cost or benefit of this policy is considered in the regulatory process.
     Weather Derivatives. WGEServices utilizes HDD derivatives for managing weather risks related to its natural gas sales. These derivatives cover a portion of WGEServices’ estimated net revenue exposure to variations in HDDs. WGEServices also utilizes cooling degree day derivatives to manage extreme weather risks related to its electricity sales during the summer cooling season.
     Refer to Note 7 of the Notes to Consolidated Financial Statements for a further discussion of the accounting for these weather-related instruments.
     Interest-Rate Risk
     We are exposed to interest-rate risk associated with our debt financing costs. Washington Gas utilizes derivative instruments from time to time in order to minimize its exposure to the risk of interest-rate volatility. During the three months ended December 31, 2007, Washington Gas did not utilize derivative instruments associated with its debt financing costs. For a further discussion of our management of interest-rate risk, refer to Management’s Discussion within our 2007 Annual Report.

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
     RESULTS OF OPERATIONS – Three Months Ended December 31, 2007 vs. December 31, 2006
     Summary Results
     Washington Gas reported net income applicable to common stock of $44.0 million for the three months ended December 31, 2007, an increase of $1.1 million over net income of $42.9 million reported for the same three months of the prior fiscal year.
     Utility Net Revenues
     We analyze Washington Gas’s financial performance based on its utility net revenues. As discussed below, Washington Gas includes the cost of the natural gas commodity and revenue taxes in its rates charged to customers. Both the cost of the natural gas commodity and revenue taxes are reflected in operating revenues. Accordingly, changes in the cost of natural gas and revenue taxes associated with sales made to customers have no direct effect on Washington Gas’s utility net revenues or net income. The following table presents utility net revenues for the three months ended December 31, 2007 and 2006.

Utility Net Revenues

	Three Months Ended
	December 31,
(In thousands)	2007	2006	Variance

Operating revenues	$464,428	$433,350	$31,078
Less: Cost of gas	268,279	251,005	17,274
Revenue taxes	15,453	15,277	176

Utility net revenues	$180,696	$167,068	$13,628

     Utility net revenues for Washington Gas were $180.7 million for the three months ended December 31, 2007, an increase of $13.6 million over the same three-month period in fiscal year 2007. The increase in utility net revenues primarily reflects an increase in customer usage as a result of a shift in weather patterns as well as the addition of 12,310 active customer meters since December 31, 2006. Also contributing to the increase in utility net revenues for the first quarter of fiscal year 2008 were: (i) new rates that went into effect in Virginia on February 13, 2007, Maryland on November 27, 2007 and the District of Columbia on December 31, 2007; (ii) a $1.1 million favorable regulatory adjustment made in the first quarter of fiscal year 2008 applicable to prior fiscal years to revise the treatment for certain shared revenues in the District of Columbia and (iii) a $3.9 million (pre-tax) increase in realized margins associated with our asset optimization program. This increase in margins was partially offset by a $2.8 million (pre-tax) increase in unrealized mark-to-market losses on derivative instruments associated with this program. Also partially offsetting the increase in net revenues was a $743,000 accrual for estimated sharing under the new ESM in Virginia.
     Key gas delivery, weather and meter statistics are shown in the table below for the three months ended December 31, 2007 and 2006.

Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Gas Deliveries, Weather and Meter Statistics

	Three Months Ended			Percent
	December 31,			Increase
	2007	2006	Variance	(Decrease)

Gas Sales and Deliveries (thousands of therms)
Firm
Gas Sold and Delivered	261,615	240,513	21,102	8.8
Gas Delivered for Others	134,108	124,093	10,015	8.1

Total Firm	395,723	364,606	31,117	8.5

Interruptible
Gas Sold and Delivered	1,847	1,868	(21)	(1.1)
Gas Delivered for Others	74,341	76,793	(2,452)	(3.2)

Total Interruptible	76,188	78,661	(2,473)	(3.1)

Electric Generation—Delivered for Others	20,269	10,111	10,158	100.5

Total deliveries	492,180	453,378	38,802	8.6

Degree Days
Actual	1,241	1,308	(67)	(5.1)
Normal	1,356	1,364	(8)	(0.6)
Percent Colder (Warmer) Than Normal	(8.5)%	(4.1)%	n/a	n/a
Active Customer Meters (end of period)	1,057,882	1,045,572	12,310	1.2
New Customer Meters Added	4,214	6,004	(1,790)	(29.8)

     Gas Service to Firm Customers. The level of gas delivered to firm customers is highly sensitive to weather variability as a large portion of the natural gas delivered by Washington Gas is used for space heating. Washington Gas’s rates are based on normal weather. The tariffs in the Maryland and Virginia jurisdictions also include the effects of the RNA and WNA mechanisms, respectively. Additionally, the combination of declining block rates in the Maryland and Virginia jurisdictions and the existence of fixed demand charges in all jurisdictions to collect a portion of revenues reduce the effect that variations from normal weather have on utility net revenues.
     During the quarter ended December 31, 2007, total gas deliveries to firm customers were 395.7 million therms, an increase of 31.1 million therms, or 8.5 percent, in deliveries over the first quarter of fiscal year 2007. The increase in natural gas deliveries to firm customers reflects the addition of 12,310 active customer meters since December 31, 2006, as well as higher natural gas consumption by customers due to a shift in weather patterns.
     Weather, when measured by HDDs, was 8.5 percent warmer than normal in the first quarter of fiscal year 2008, as compared to 4.1 percent warmer than normal for the same quarter of fiscal year 2007. This weather comparison primarily reflects significantly warmer-than-normal weather during October 2007 as compared to significantly colder-than-normal weather during October 2006. However, when comparing the months of November and December of each period, weather was colder in the first quarter of fiscal year 2008 than the same period of last year.
     Gas Service to Interruptible Customers. Washington Gas must curtail or interrupt service to this class of customer when the demand by firm customers exceeds specified levels. Therm deliveries to interruptible customers decreased by 2.5 million therms, or 3.1 percent, during the first quarter of fiscal year 2008 when compared to the same quarter last year, reflecting decreased demand due to warmer weather.
     The effect on net income of any changes in delivered volumes and prices to interruptible customers is limited by margin-sharing arrangements that are included in Washington Gas’s rate designs in the District of Columbia. Rates for interruptible customers in Maryland and Virginia are based on a traditional cost of service approach. In Virginia, Washington Gas retains all revenues above a pre-approved margin threshold level. In Maryland, Washington Gas retains a defined amount of revenues based on a set threshold.

Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Gas Service for Electric Generation. Washington Gas sells and/or delivers natural gas for use at two electric generation facilities in Maryland that are each owned by companies independent of WGL Holdings. During the first quarter of fiscal year 2008, deliveries to these customers more than doubled over the same quarter of fiscal year 2007 to 20.3 million therms, reflecting an increased use by these customers of natural gas over alternative fuels. Washington Gas shares with firm customers a significant majority of the margins earned from natural gas deliveries to these customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not materially affect either net revenues or net income.
     Utility Operating Expenses
     Operation and Maintenance Expenses. Operation and maintenance expenses of $62.1 million (pre-tax) for the three months ended December 31, 2007, were $5.6 million higher than the same three-month period of the prior fiscal year. This increase is primarily attributable to: (i) $3.5 million (pre-tax) of higher uncollectible accounts expense; (ii) transition related expenses for our BPO program and (iii) a $901,000 reduction in the net benefits associated with our weather related instruments. Partially offsetting these increases was a $1.9 million (pre-tax) reversal of expenses that were incurred in prior fiscal years for initial implementation costs associated with our BPO program as approved by the PSC of DC in a December 28, 2007 Final Order. Additionally, the current three-month period also includes the reversal of $921,000 in HHC costs applicable to prior fiscal years as part of a November 16, 2007 Final Order from the PSC of MD that granted recovery of these costs.
     Depreciation and Amortization. Depreciation and amortization expense was $23.8 million (pre-tax) for the first quarter of fiscal year 2008, an increase of $5.5 million over the same three-month period of the prior fiscal year. The higher expense was attributable to the effect of increased investment in depreciable property, plant and equipment as well as a $3.9 million benefit recorded in the first quarter of fiscal year 2007 applicable to the period from January 1, 2006 to September 30, 2006, related to a reduction in Washington Gas’s depreciation rates on fixed assets in Virginia.
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
     RATES AND REGULATORY MATTERS
     Washington Gas determines its request to modify existing rates based on the level of net investment in plant and equipment, operating expenses and the need to earn a just and reasonable return on invested capital. The following is a discussion of significant current regulatory matters in each of Washington Gas’s jurisdictions.
     District of Columbia Jurisdiction
     Recovery of HHC Costs. On May 1, 2006, Washington Gas filed two tariff applications with the PSC of DC requesting approval of proposed revisions to the balancing charge provisions of its firm and interruptible delivery service tariffs that would permit the utility to recover from its delivery service customers the costs of HHCs that are being injected into Washington Gas’s natural gas distribution system (refer to the section entitled “Operating Issues Related to Cove Point Natural Gas Supply” in

Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
Management’s Discussion). Washington Gas had been recovering the costs of HHCs from sales customers in the District of Columbia through its PGC provision in this jurisdiction. On October 2, 2006, the PSC of DC issued an order rejecting Washington Gas’s proposed tariff revisions until the PSC of MD issued a final order related to this matter. On October 12, 2006, Washington Gas filed a Motion for Clarification requesting that the PSC of DC affirm that Washington Gas can continue collecting HHC costs from sales customers through its PGC provision or to record such HHC costs incurred as a regulatory asset pending a ruling by the PSC of DC on future cost recovery. On May 11, 2007, the PSC of DC directed Washington Gas to cease prospective recovery of the cost of HHCs through the PGC provision, with future HHC costs to be recorded as a “pending” regulatory asset. On November 16, 2007 the PSC of MD issued a Final Order in the relevant case supporting full recovery of the HHC costs in Maryland which removes the precedent condition set by the PSC of DC to consider this issue. Washington Gas is currently awaiting a decision by the PSC of DC.
     Final Order on Application for Rate Increase. On December 21, 2006, Washington Gas filed an application with the PSC of DC requesting to increase its annual delivery service revenues in the District of Columbia by approximately $20.0 million, which included a reduction of $2.4 million for new depreciation rates. The application requested an overall rate of return of 8.89 percent and a return on common equity of 11.08 percent. This compares to the previous overall rate of return of 8.42 percent and return on common equity of 10.60 percent as authorized by the PSC of DC in its Final Order issued to Washington Gas on November 10, 2003.
     On December 28, 2007, the PSC of DC issued a Final Order approving an unopposed settlement related to this rate case. The settlement, filed on December 13, 2007, was signed by Washington Gas, the Apartment and Office Building Association of Metropolitan Washington, the Federal Executive Agencies and the District of Columbia Government. Among other issues, including compliance reporting requirements, the Final Order approves:
(i)	a net increase in revenue of $1.4 million above the current level and allows for a rate of return on common equity of 10.0 percent and an overall rate of return of 8.12 percent;

(ii)	a rate case filing moratorium until January 1, 2011. Any new rates may not go into effect prior to October 1, 2011;

(iii)	a reduction in depreciation rates for all fixed assets;

(iv)	amortization accounting, over a ten-year period, for initial implementation costs allocable to the District of Columbia related to our BPO plan. As a result of this approval, during the three months ended December 31, 2007, Washington Gas recorded to a regulatory asset $1.9 million of costs, net of amortization, incurred in prior periods;

(v)	continuation of previously-approved rate levels and accounting for the annual expense for pension costs and other post-employment benefit costs, including previously implemented trackers to match the actual expense levels;

(vi)	implementation of the proposed gas administrative charge which is a cost allocation mechanism that allocates certain gas-related costs to specific customer classes and

(vii)	new rates effective for meters read on or after December 31, 2007.

Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Maryland Jurisdiction
     Disallowance of Purchased Gas Charges. Each year, the PSC of MD reviews the annual gas costs collected from customers in Maryland to determine if Washington Gas’s purchased gas costs are reasonable. On March 14, 2006, in connection with the PSC of MD’s annual review of Washington Gas’s gas costs that were billed to customers in Maryland from September 2003 through August 2004, a Hearing Examiner of the PSC of MD issued a proposed order approving purchased gas charges of Washington Gas for the twelve-month period ending August 2004 except for $4.6 million of such charges that the Hearing Examiner recommended be disallowed because, in the opinion of the Hearing Examiner, they were not reasonably and prudently incurred. Washington Gas filed a Notice of Appeal on April 12, 2006 and a Memorandum on Appeal on April 21, 2006 with the PSC of MD asserting that the Hearing Examiner’s recommendation is without merit. A reply memorandum was filed on May 11, 2006. After consideration of these issues, we expect the PSC of MD to issue a Final Order. Over the past ten years, Washington Gas has incurred similar purchased gas charges which the PSC of MD has reviewed and approved as being reasonably and prudently incurred and therefore subject to recovery from customers. Among other issues included in the appeal, we highlighted for the PSC of MD this prior recovery and requested that similar treatment be granted for this matter. During the fiscal year ended September 30, 2006, Washington Gas accrued a liability of $4.6 million (pre-tax) related to the proposed disallowance of these purchased gas charges. If the PSC of MD rules in Washington Gas’s favor, the liability recorded in fiscal year 2006 for this issue will be reversed to income.
     Performance-Based Rate Plans
     In recent rate case proceedings in all jurisdictions, Washington Gas requested permission to implement Performance-Based Rate (PBR) plans that include performance measures for customer service and an ESM that enables Washington Gas to automatically share with shareholders and customers the earnings that exceed a target rate of return on equity.
     Effective October 1, 2007, the SCC of VA approved the implementation of a PBR plan, which includes: (i) a four-year base rate freeze; (ii) service quality measures to be determined in conjunction with the staff of the SCC of VA and reported quarterly for maintaining a safe and reliable natural gas distribution system while striving to control operating costs; (iii) recovery of initial implementation costs associated with achieving Washington Gas’s BPO initiatives over the four-year period of the PBR plan and (iv) an ESM that enables Washington Gas to share with shareholders and Virginia customers the earnings that exceed a target of 10.5 percent return on equity. The calculation of the ESM excludes the first $2.4 million of asset management revenues that is being refunded to customers as part of a new margin sharing agreement in Virginia. On an interim basis, we record the effects of the ESM based on year-to-date earnings in relation to estimated annual earnings as calculated for regulatory purposes. During the three months ended December 31, 2007, Washington Gas accrued a customer liability of $743,000 for estimated sharing under the Virginia ESM.
     On November 16, 2007, the PSC of MD issued a Final Order in a rate case, which established a phase-two proceeding regarding issues related to Washington Gas’s request to implement a PBR plan and consideration of issues associated with Washington Gas’s BPO agreement. On February 1, 2008, Washington Gas filed direct testimony in support of its proposed PBR plan with the PSC of MD. The key features of the proposed PBR plan are: (i) a base rate freeze over the three-year term of the PBR plan; (ii) service quality measures to determine Washington Gas’s progress in maintaining a safe and reliable natural gas distribution system while striving to control operating costs; (iii) recovery of initial implementation costs associated with achieving Washington Gas’s BPO initiatives over a ten-year period and (iv) an ESM that enables Washington Gas to automatically share with shareholders and Maryland customers the

Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (concluded)
earnings that exceed a target of 10.5 percent return on equity. Evidentiary hearings are scheduled for June 2008. At December 31, 2007, we had recorded a regulatory asset of $6.5 million, net of amortization, related to initial implementation costs allocable to Maryland associated with our BPO plan. These remaining costs could be expensed if the PSC of MD does not approve continued deferral and amortization as part of a PBR mechanism in pending or future rate cases.
     Although the Final Order issued by the PSC of DC on December 28, 2007 approved amortization accounting for initial implementation costs related to the BPO plan, Washington Gas’s application seeking approval of a PBR plan was withdrawn. Washington Gas is prohibited from seeking approval of a PBR plan in the District of Columbia until the filing of its next base rate case.
     Depreciation Study
     In October 2006, Washington Gas completed a depreciation rate study based on its property, plant and equipment balances as of December 31, 2005. The results of the depreciation study concluded that Washington Gas’s depreciation rates should be reduced due to asset lives being extended beyond previously estimated lives. Under regulatory requirements, these depreciation rates must be approved before they are placed into effect.
     In December 2006, the Staff of the SCC of VA approved the reduction in Washington Gas’s depreciation rates. In accordance with Virginia regulatory policy, Washington Gas implemented the new depreciation rates retroactive to January 1, 2006 which coincides with the measurement date of the approved depreciation study. Accordingly, our depreciation and amortization expense for the fiscal three months ended December 31, 2006, included a benefit totaling $3.9 million (pre-tax) that was applicable to the period from January 1, 2006 through September 30, 2006.
     Washington Gas included the portion of the depreciation study related to the District of Columbia in the rate application filed with the PSC of DC on December 21, 2006. Washington Gas’s proposed new depreciation rates were placed into effect pursuant to the Final Order issued by the PSC of DC on December 28, 2007.
     On April 13, 2007, Washington Gas filed the portion of the depreciation study related to the Maryland jurisdiction. A separate proceeding was established on May 2, 2007, by the PSC of MD to review Washington Gas’s request to implement new depreciation rates. On October 25, 2007, Washington Gas filed a 2007 Technical Update of the Maryland depreciation study based on property, plant and equipment balances as of December 31, 2006. Based on past practice, we expect that any change in depreciation expense that results from the new depreciation rates approved in that proceeding will be reflected in revised customer billing rates that become effective coincident with the implementation of the new depreciation rates. Hearings are scheduled for May 2008.

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
ITEM 4. CONTROLS AND PROCEDURES

     Senior management, including the Chairman and Chief Executive Officer and the Vice President and Chief Financial Officer, evaluated the effectiveness of WGL Holdings’ disclosure controls and procedures as of December 31, 2007. Based on this evaluation process, the Chairman and Chief Executive Officer and the Vice President and Chief Financial Officer have concluded that WGL Holdings’ disclosure controls and procedures are effective. There have been no changes in the internal control over financial reporting of WGL Holdings during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of WGL Holdings.
ITEM 4T. CONTROLS AND PROCEDURES

     Washington Gas is a non-accelerated filer; therefore, management has included this Item 4T as part of this combined report being filed by the two separate registrants: WGL Holdings and Washington Gas.
     Senior management, including the Chairman and Chief Executive Officer and the Vice President and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures of Washington Gas as of December 31, 2007. Based on this evaluation process, the Chairman and Chief Executive Officer and the Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures of Washington Gas are effective. There have been no changes in the internal control over financial reporting of Washington Gas during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Washington Gas.

WGL Holdings, Inc.
Washington Gas Light Company
Part II—Other Information
ITEM 6. EXHIBITS

Exhibits:
10.1	Form of Performance Share Award Agreement under the Omnibus Incentive Compensation Plan.*

10.2	Form of Performance Units Award Agreement under the Omnibus Incentive Compensation Plan.*

31.1	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer, and Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Computation of Ratio of Earnings to Fixed Charges—WGL Holdings, Inc.

99.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—WGL Holdings, Inc.

99.3	Computation of Ratio of Earnings to Fixed Charges—Washington Gas Light Company.

99.4	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—Washington Gas Light Company.

*	This asterisk designates an agreement that is a compensatory plan or arrangement.

WGL Holdings, Inc.
Washington Gas Light Company
          Signature
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

WGL HOLDINGS, INC. and WASHINGTON GAS LIGHT COMPANY (Co-Registrants)
Date: February 11, 2008	/s/ Mark P. O’Flynn
Mark P. O’Flynn
Controller (Principal Accounting Officer)