Form 10-Q
period 2008-06-30
WGL HOLDINGS INC; WASHINGTON GAS LIGHT CO
filed 2008-08-06
CIK 1103601, 104819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
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
WGL Holdings, Inc. common stock, no par value, outstanding as of July 31, 2008: 49,912,444 shares.
All of the outstanding shares of common stock ($1 par value) of Washington Gas Light Company were held by WGL Holdings, Inc. as of July 31, 2008.

WGL Holdings, Inc.
Washington Gas Light Company
For the Quarter Ended June 30, 2008

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

iii

WGL Holdings, Inc.
Consolidated Balance Sheets (Unaudited)
Part I—Financial Information
Item 1—Financial Statements

	June 30,	September 30,
(In thousands)	2008	2007

ASSETS
Property, Plant and Equipment
At original cost	$3,138,074	$3,072,935
Accumulated depreciation and amortization	(957,452)	(922,494)

Net property, plant and equipment	2,180,622	2,150,441

Current Assets
Cash and cash equivalents	21,591	4,870
Receivables
Accounts receivable	281,678	147,595
Gas costs and other regulatory assets	22,833	13,460
Unbilled revenues	61,556	45,454
Allowance for doubtful accounts	(16,610)	(14,488)

Net receivables	349,457	192,021

Materials and supplies—principally at average cost	20,692	18,823
Storage gas—at cost (first-in, first-out)	259,002	294,889
Deferred income taxes	12,631	12,186
Other prepayments	14,481	29,924
Other	42,483	21,012

Total current assets	720,337	573,725

Deferred Charges and Other Assets
Regulatory assets
Gas costs	886	26,241
Pension and other post-retirement benefits	137,950	141,163
Other	64,194	52,613
Prepaid qualified pension benefits	94,381	90,025
Other	20,131	12,153

Total deferred charges and other assets	317,542	322,195

Total Assets	$3,218,501	$3,046,361

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders’ equity	$1,074,556	$980,767
Washington Gas Light Company preferred stock	28,173	28,173
Long-term debt	600,477	616,419

Total capitalization	1,703,206	1,625,359

Current Liabilities
Current maturities of long-term debt	46,094	21,094
Notes payable	49,214	184,247
Accounts payable and other accrued liabilities	351,601	216,861
Wages payable	16,631	13,477
Accrued interest	13,769	4,216
Dividends declared	18,049	17,221
Customer deposits and advance payments	47,389	49,246
Gas costs and other regulatory liabilities	16,246	18,190
Accrued taxes	31,827	9,354
Other	33,895	23,150

Total current liabilities	624,715	557,056

Deferred Credits
Unamortized investment tax credits	11,584	12,255
Deferred income taxes	265,431	264,400
Accrued pensions and benefits	192,259	199,832
Asset retirement obligations	23,793	29,279
Regulatory liabilities
Accrued asset removal costs	305,410	285,156
Pension and other post-retirement benefits	20,556	19,005
Other	15,728	16,880
Other	55,819	37,139

Total deferred credits	890,580	863,946

Commitments and Contingencies (Note 10)

Total Capitalization and Liabilities	$3,218,501	$3,046,361

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2008	2007	2008	2007

OPERATING REVENUES
Utility	$241,486	$233,107	$1,374,827	$1,363,186
Non-utility	223,163	234,351	861,485	957,137

Total Operating Revenues	464,649	467,458	2,236,312	2,320,323

OPERATING EXPENSES
Utility cost of gas	137,376	123,486	813,955	822,363
Non-utility cost of energy-related sales	200,473	200,624	809,952	905,471
Operation and maintenance	72,669	65,112	212,354	205,090
Depreciation and amortization	23,610	23,758	71,210	66,973
General taxes and other assessments	21,019	21,862	84,395	84,142

Total Operating Expenses	455,147	434,842	1,991,866	2,084,039

OPERATING INCOME	9,502	32,616	244,446	236,284
Other Income (Expenses)—Net	446	2,152	1,594	2,697
Interest Expense
Interest on long-term debt	9,975	9,997	29,931	30,047
Other—net	475	1,649	5,209	7,432

Total Interest Expense	10,450	11,646	35,140	37,479
Dividends on Washington Gas preferred stock	330	330	990	990

INCOME (LOSS) BEFORE INCOME TAXES	(832)	22,792	209,910	200,512
INCOME TAX EXPENSE (BENEFIT)	(340)	9,821	82,167	79,068

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$(492)	$12,971	$127,743	$121,444

AVERAGE COMMON SHARES OUTSTANDING
Basic	49,638	49,259	49,515	49,131
Diluted	49,638	49,557	49,832	49,313

EARNINGS (LOSS) PER AVERAGE COMMON SHARE
Basic	$(0.01)	$0.26	$2.58	$2.47
Diluted	$(0.01)	$0.26	$2.56	$2.46

DIVIDENDS DECLARED PER COMMON SHARE	$0.3550	$0.3425	$1.0525	$1.0225

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Nine Months Ended
	June 30,
(In thousands)	2008	2007

OPERATING ACTIVITIES
Net income applicable to common stock	$127,743	$121,444

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	71,210	66,973
Amortization of:
Other regulatory assets and liabilities—net	1,992	1,826
Debt related costs	675	884
Deferred income taxes—net	(897)	713
Accrued/deferred pension cost	(3,332)	1,141
Compensation expense related to equity awards	3,428	4,262
Other non-cash charges (credits)—net	(1,389)	(1,165)

CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and unbilled revenues—net	(148,063)	(45,389)
Gas costs and other regulatory assets/liabilities—net	(11,317)	9,984
Storage gas	35,887	106,403
Other prepayments	13,182	4,013
Accounts payable and other accrued liabilities	140,387	40,824
Wages payable	3,154	2,887
Customer deposits and advance payments	(1,857)	(8,149)
Accrued taxes	22,473	27,019
Accrued interest	9,553	10,477
Other current assets	(23,340)	7,971
Other current liabilities	10,745	1,606
Deferred gas costs—net	25,355	9,156
Deferred assets—other	(17,099)	(11,677)
Deferred liabilities—other	9,256	1,174
Other—net	2,650	107

Net Cash Provided by Operating Activities	270,396	352,484

FINANCING ACTIVITIES
Common stock issued	13,960	11,488
Long-term debt issued	10,037	240
Long-term debt retired	(1,011)	(1,009)
Debt issuance costs	—	(16)
Notes payable issued (retired)—net	(135,033)	(143,776)
Dividends on common stock	(51,418)	(49,930)
Other financing activities—net	462	669

Net Cash Used in Financing Activities	(163,003)	(182,334)

INVESTING ACTIVITIES
Capital expenditures (excluding Allowance for Funds Used During Construction)	(90,672)	(107,445)
Other investing activities—net	—	115

Net Cash Used in Investing Activities	(90,672)	(107,330)

INCREASE IN CASH AND CASH EQUIVALENTS	16,721	62,820
Cash and Cash Equivalents at Beginning of Year	4,870	4,350

Cash and Cash Equivalents at End of Period	$21,591	$67,170

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$54,626	$54,406
Interest paid	$25,637	$26,490
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital Expenditures included in accounts payable and other accrued liabilities	$(5,647)	$7,994
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Balance Sheets (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	June 30,	September 30,
(In thousands)	2008	2007

ASSETS
Property, Plant and Equipment
At original cost	$3,107,188	$3,042,460
Accumulated depreciation and amortization	(936,917)	(903,239)

Net property, plant and equipment	2,170,271	2,139,221

Current Assets
Cash and cash equivalents	7,522	4,157
Receivables
Accounts receivable	180,329	59,346
Gas costs and other regulatory assets	22,833	13,460
Unbilled revenues	22,731	15,895
Allowance for doubtful accounts	(15,277)	(13,215)

Net receivables	210,616	75,486

Materials and supplies—principally at average cost	20,221	18,820
Storage gas—at cost (first-in, first-out)	214,436	215,771
Deferred income taxes	13,728	13,297
Other prepayments	13,859	31,200
Receivables from associated companies	676	970
Other	12,199	7,689

Total current assets	493,257	367,390

Deferred Charges and Other Assets
Regulatory assets
Gas costs	886	26,241
Pension and other post-retirement benefits	137,365	140,548
Other	64,129	52,613
Prepaid qualified pension benefits	93,889	89,556
Other	16,872	8,637

Total deferred charges and other assets	313,141	317,595

Total Assets	$2,976,669	$2,824,206

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$951,200	$885,390
Preferred stock	28,173	28,173
Long-term debt	600,496	615,473

Total capitalization	1,579,869	1,529,036

Current Liabilities
Current maturities of long-term debt	45,100	20,100
Notes payable	40,614	122,048
Accounts payable and other accrued liabilities	249,499	144,791
Wages payable	16,099	13,383
Accrued interest	13,769	4,216
Dividends declared	17,675	17,221
Customer deposits and advance payments	41,982	49,146
Gas costs and other regulatory liabilities	16,246	18,190
Accrued taxes	25,039	8,602
Payables to associated companies	22,620	17,160
Other	21,103	19,194

Total current liabilities	509,746	434,051

Deferred Credits
Unamortized investment tax credits	11,578	12,248
Deferred income taxes	267,220	264,623
Accrued pensions and benefits	191,435	198,936
Asset retirement obligations	22,887	28,412
Regulatory liabilities
Accrued asset removal costs	305,410	285,156
Pension and other post retirement benefits	20,442	18,900
Other	15,722	16,862
Other	52,360	35,982

Total deferred credits	887,054	861,119

Commitments and Contingencies (Note 10)

Total Capitalization and Liabilities	$2,976,669	$2,824,206

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2008	2007	2008	2007

OPERATING REVENUES
Utility	$244,384	$236,184	$1,386,561	$1,377,196
Non-utility	31	62	57	208

Total Operating Revenues	244,415	236,246	1,386,618	1,377,404

OPERATING EXPENSES
Utility cost of gas	140,274	126,563	825,689	836,373
Operation and maintenance	64,453	59,349	190,216	186,715
Depreciation and amortization	23,159	23,361	69,850	65,711
General taxes and other assessments	20,040	20,743	81,342	81,136

Total Operating Expenses	247,926	230,016	1,167,097	1,169,935

OPERATING INCOME (LOSS)	(3,511)	6,230	219,521	207,469
Other Income (Expenses)—Net	295	2,025	1,223	2,176
Interest Expense
Interest on long-term debt	9,964	9,972	29,903	29,974
Other—net	326	1,063	3,883	4,158

Total Interest Expense	10,290	11,035	33,786	34,132

INCOME (LOSS) BEFORE INCOME TAXES	(13,506)	(2,780)	186,958	175,513
INCOME TAX EXPENSE (BENEFIT)	(5,594)	(1,190)	72,494	68,347

NET INCOME (LOSS) BEFORE PREFERRED STOCK DIVIDENDS	(7,912)	(1,590)	114,464	107,166
Dividends on preferred stock	330	330	990	990

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$(8,242)	$(1,920)	$113,474	$106,176

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Cash Flows (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Nine Months Ended
	June 30,
(In thousands)	2008	2007

OPERATING ACTIVITIES
Net income before preferred stock dividends	$114,464	$107,166

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	69,850	65,711
Amortization of:
Other regulatory assets and liabilities—net	1,992	1,826
Debt related costs	646	812
Deferred income taxes—net	703	(1,960)
Accrued/deferred pension cost	(3,325)	1,121
Compensation expense related to equity awards	2,911	3,759
Other non-cash charges (credits)—net	(1,388)	(1,163)

CHANGES IN ASSETS AND LIABILITIES
Accounts receivable, unbilled revenues and receivables from associated companies—net	(125,463)	(58,316)
Gas costs and other regulatory assets/liabilities—net	(11,317)	9,984
Storage gas	1,335	79,988
Other prepayments	15,080	4,008
Accounts payable and other accrued liabilities, including payables to associated companies	115,753	34,398
Wages payable	2,716	2,897
Customer deposits and advance payments	(7,164)	(8,149)
Accrued taxes	16,437	27,887
Accrued interest	9,553	10,477
Other current assets	(5,911)	6,577
Other current liabilities	1,909	3,835
Deferred gas costs—net	25,355	9,156
Deferred assets—other	(17,322)	(9,206)
Deferred liabilities—other	6,987	(454)
Other—net	2,688	(868)

Net Cash Provided by Operating Activities	216,489	289,486

FINANCING ACTIVITIES
Long-term debt issued	10,037	240
Long-term debt retired	(17)	(15)
Debt issuance costs	—	(16)
Notes payable issued (retired)—net	(81,434)	(72,760)
Dividends on common stock and preferred stock	(52,035)	(50,918)
Other financing activities—net	482	669

Net Cash Used in Financing Activities	(122,967)	(122,800)

INVESTING ACTIVITIES
Capital expenditures (excluding Allowance for Funds Used During Construction)	(90,157)	(105,255)
Other investing activities—net	—	115

Net Cash Used in Investing Activities	(90,157)	(105,140)

INCREASE IN CASH AND CASH EQUIVALENTS	3,365	61,546
Cash and Cash Equivalents at Beginning of Year	4,157	4,086

Cash and Cash Equivalents at End of Period	$7,522	$65,632

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$46,291	$44,142
Interest paid	$24,311	$23,215
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital expenditures included in accounts payable and other accrued liabilities	$(5,585)	$7,994
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
     For a description of our accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements of the combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2007. See “Accounting Standards Adopted in the Current Nine-month Period” below for changes to these policies subsequent to September 30, 2007. Also, effective January 1, 2008, Washington Gas adopted a revised practice associated with capitalization of indirect overhead costs related to its construction activities for its fixed assets. The revision consists of measuring internal labor costs that are spent on the administration of the construction program and including these costs in the overhead rates that are allocated to its constructed assets. This accounting is in accordance with the regulatory rules applicable to fixed asset accounting and is common practice within the public utility industry. The effect of this accounting practice on the current nine-month period was to capitalize $645,000 (pre-tax) and the estimated annual impact would be to capitalize $1.2 million (pre-tax) of related labor costs, including benefits and payroll tax expenses.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     Change in the Asset Optimization Program
     Washington Gas has an asset optimization program to maximize the value of its long-term natural gas transportation and storage capacity resources when these resources are not being used to physically serve utility customers. Regulatory sharing mechanisms allow the profit from these transactions to be shared between Washington Gas’s customers and shareholders. Prior to May 1, 2008, Washington Gas contracted for the management of a portion of Washington Gas’s asset optimization program with non-affiliated asset managers. These asset managers paid Washington Gas a fee to utilize the related capacity resources for their own account when they were not required to meet customer supply needs. On April 30, 2008, these asset management contracts expired, and Washington Gas retained the use of all of its capacity resources to internally manage the asset optimization program with the assistance of external consultants. The portion of the net margins from these transactions that are shared with customers is reflected as a reduction to the amounts due from customers for gas costs. The portion retained for shareholders is reflected in “Utility cost of gas” on the statements of income, resulting in an impact to “Net income (loss) applicable to common stock”. Under this program, Washington Gas also enters into physical and financial derivative contracts to sell natural gas at a future price with substantially locked in operating margins that Washington Gas will ultimately realize. Refer to Note 7—Derivative and Weather-Related Instruments for a discussion of the financial impacts of Washington Gas’s derivative transactions.
     Accounting Standards Adopted in the Current Nine-Month Period
     Income Taxes. Effective October 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertain events related to income taxes recognized in financial statements. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, this interpretation provides guidance on the de-recognition and classification of a tax position reflected within the financial statements and the recognition of interest and penalties, accounting in interim periods, disclosure and transition.
     In May 2007, the FASB issued FASB Staff Position (FSP) No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48. This FSP substantively amends FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. This standard was implemented in conjunction with our implementation of FIN 48.
     As of October 1, 2007 and June 30, 2008, we did not have a liability for unrecognized tax benefits, and we do not anticipate that this will change materially during the remainder of fiscal year 2008. We recognize any accrued interest associated with uncertain tax positions in interest expense and recognize any accrued penalties associated with uncertain tax positions in other expenses in the statements of income. During the three and nine months ended June 30, 2008, we did not recognize any expense for interest or penalties on uncertain tax provisions, and did not have any amounts accrued at October 1, 2007 and June 30, 2008, respectively, for the payment of interest and penalties on uncertain tax positions.
     We file consolidated Federal and District of Columbia income tax returns. State income tax returns are filed on a separate company basis in most states where we have operations and/or a requirement to file. We are no longer subject to income tax examinations by the Internal Revenue Service for years before September 30, 2004. Additionally, substantially all tax returns in major state income tax jurisdictions are closed for years before September 30, 2001.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     Other. In June 2006, the FASB ratified Emerging Issue Task Force (EITF) Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences (EITF 06-2), which was effective for Washington Gas on October 1, 2007. EITF 06-2 requires entities to accrue compensation cost associated with sabbatical leave and other similar benefits over the requisite service period assuming certain conditions are met. Washington Gas implemented this standard on January 1, 2008. The costs associated with Washington Gas’s benefits that fall under EITF 06-2 are included in Washington Gas’s rates charged to its customers, as incurred; therefore, upon adoption of this standard, Washington Gas recorded a liability of $12.9 million and an offsetting regulatory asset. The effect of adopting this standard was not material to our balance sheet accounts and had no effect on the income statement.
     Other Newly Issued Accounting Standards
     Fair Value. In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit assets or liabilities to be measured at fair value, and does not require any new fair value measurements. SFAS No. 157 is effective for us on October 1, 2008. We are currently evaluating the possible effect of this standard on our consolidated financial statements.
     In February 2008, the FASB issued FSP No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13. This FSP amends SFAS No. 157 to exclude SFAS No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13.
     In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. We are currently evaluating the possible effect of this standard on our consolidated financial statements in conjunction with our evaluation of SFAS No. 157.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to measure financial assets and liabilities and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for us on October 1, 2008. We are currently evaluating the possible effect of this standard on our consolidated financial statements.
     Derivative Instruments. In March 2008, the FASB issued SFAS No. 161 Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. This statement requires qualitative disclosures about fair value amounts, gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for us on January 1, 2009. We are currently evaluating the possible effect of this standard on our consolidated financial statements.
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
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     Other. In May 2008, the FASB issued SFAS No. 162 The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 is intended to improve financial reporting by identifying the sources of accounting principles and the framework, or hierarchy, for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with GAAP. SFAS No. 162 will be effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect the adoption of SFAS No. 162 to have a material impact on our financial position or results of operations.
     In December 2007, the FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for us on October 1, 2009. We are currently evaluating the possible effect of this standard on our consolidated financial statements.
NOTE 2. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

     The tables below provide details for the amounts included in “Accounts payable and other accrued liabilities” on the balance sheets for both WGL Holdings and Washington Gas.

WGL Holdings, Inc.

(In thousands)	Jun. 30, 2008	Sept. 30, 2007

Accounts payable — trade	$308,921	$172,947
Employee benefits and payroll accruals	19,851	21,334
Other accrued liabilities	22,829	22,580

Total	$351,601	$216,861

Washington Gas Light Company

(In thousands)	Jun. 30, 2008	Sept. 30, 2007

Accounts payable — trade	$210,780	$104,252
Employee benefits and payroll accruals	18,305	19,261
Other accrued liabilities	20,414	21,278

Total	$249,499	$144,791

NOTE 3. SHORT-TERM DEBT

     At June 30, 2008 and September 30, 2007, WGL Holdings and its subsidiaries had outstanding notes payable of $49.2 million and $184.2 million, respectively, at a weighted average cost of 2.45 percent and 5.03 percent, respectively. Of the outstanding notes payable balance at June 30, 2008, $8.6 million and $40.6 million was commercial paper issued by WGL Holdings and Washington Gas, respectively. Of the outstanding notes payable balance at September 30, 2007, $62.2 million and $122.0 million was commercial paper issued by WGL Holdings and Washington Gas, respectively.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     WGL Holdings and Washington Gas each have revolving credit agreements with a group of commercial banks in an amount equal to or greater than our expected maximum commercial paper position. The current revolving credit facilities expire on August 3, 2012 and both WGL Holdings and Washington Gas have the right to request extensions, with the banks’ approval. The credit facility for WGL Holdings permits it to borrow up to $400 million, and further permits, with the banks’ approval, an additional line of credit of $50 million for a maximum potential total of $450 million. The credit facility for Washington Gas permits it to borrow up to $300 million, and further permits, with the banks’ approval, an additional line of credit of $100 million for a maximum potential total of $400 million. As of June 30, 2008 and September 30, 2007, there were no outstanding borrowings under either the WGL Holdings or Washington Gas credit facilities.
NOTE 4. COMMON SHAREHOLDERS’ EQUITY

     The tables below reflect the components of “Common shareholders’ equity” for WGL Holdings and Washington Gas as of June 30, 2008 and September 30, 2007.

WGL Holdings, Inc. Components of Common Shareholders’ Equity

(In thousands, except shares)	Jun. 30, 2008	Sept. 30, 2007

Common stock, no par value, 120,000,000 shares authorized, 49,912,444 and 49,316,211 shares issued, respectively	$507,000	$490,257
Paid-in capital	13,693	12,428
Retained earnings	556,771	481,274
Accumulated other comprehensive loss, net of taxes	(2,908)	(3,192)

Total	$1,074,556	$980,767

Washington Gas Light Company Components of Common Shareholder’s Equity

(In thousands, except shares)	Jun. 30, 2008	Sept. 30, 2007

Common stock, $1 par value, 80,000,000 shares authorized, 46,479,536 shares issued	$46,479	$46,479
Paid-in capital	467,091	463,540
Retained earnings	440,538	378,563
Accumulated other comprehensive loss, net of taxes	(2,908)	(3,192)

Total	$951,200	$885,390

NOTE 5. COMPREHENSIVE INCOME (LOSS)

     The tables below reflect the components of “Comprehensive income (loss)” for the three and nine months ended June 30, 2008 and 2007 for WGL Holdings and Washington Gas. Items that are excluded from “Net income (loss)” and charged directly to “Common shareholders’ equity” are accumulated in “Other comprehensive income (loss), net of taxes.” The amount of “Accumulated other comprehensive loss, net of taxes” is included in “Common shareholders’ equity” (refer to Note 4—Common Shareholders’ Equity).

WGL Holdings, Inc. Components of Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

(In thousands)	2008	2007	2008	2007

Net income (loss) applicable to common stock	$(492)	$12,971	$127,743	$121,444
Other comprehensive income, net of taxes (a)	86	—	284	390

Comprehensive income (loss)	$(406)	$12,971	$128,027	$121,834

(a)	Amounts relate to postretirement benefits.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

Washington Gas Light Company Components of Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

(In thousands)	2008	2007	2008	2007

Net income (loss) before preferred stock dividends	$(7,912)	$(1,590)	$114,464	$107,166
Other comprehensive income, net of taxes (a)	86	—	284	390

Comprehensive income (loss)	$(7,826)	$(1,590)	$114,748	$107,556

(a)	Amounts relate to postretirement benefits.
NOTE 6. EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share (EPS) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reported period. Diluted EPS assumes the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period unless the effect of such issuance would be anti-dilutive. The following table reflects the computation of our basic and diluted EPS for WGL Holdings for the three and nine months ended June 30, 2008 and 2007.

Basic and Diluted EPS

	Net		Per Share
(In thousands, except per share data)	Income (Loss)	Shares	Amount

Three Months Ended June 30, 2008
Basic EPS	$(492)	49,638	$(0.01)

Stock-based compensation plans	—	—

Diluted EPS	$(492)	49,638	$(0.01)

Three Months Ended June 30, 2007
Basic EPS	$12,971	49,259	$0.26

Stock-based compensation plans	—	298

Diluted EPS	$12,971	49,557	$0.26

Nine Months Ended June 30, 2008
Basic EPS	$127,743	49,515	$2.58

Stock-based compensation plans	—	317

Diluted EPS	$127,743	49,832	$2.56

Nine Months Ended June 30, 2007
Basic EPS	$121,444	49,131	$2.47

Stock-based compensation plans	—	182

Diluted EPS	$121,444	49,313	$2.46

     For the nine months ended June 30, 2008, we did not exclude any weighted average outstanding stock options from the calculation of diluted EPS. For the nine months ended June 30, 2007, we had weighted average outstanding stock options for 531,000 shares that were not included in the calculation of diluted EPS as their effect would be anti-dilutive. We incurred a net loss for the three months ended June 30, 2008; therefore, all common shares issuable pursuant to stock-based compensation plans, which included weighted average stock option and performance shares of 1.3 million shares and 294,000 shares, respectively, were not considered in the diluted loss per share calculations due to the anti-dilutive effect of such shares. For the three months ended June 30, 2007, we did not exclude any weighted average outstanding stock options from the calculation of diluted EPS.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
NOTE 7. DERIVATIVE AND WEATHER-RELATED INSTRUMENTS

     DERIVATIVE INSTRUMENTS
     Regulated Utility Operations
     Washington Gas enters into certain contracts related to the sale and purchase of natural gas that qualify as derivative instruments and are accounted for under SFAS No. 133. These derivatives are executed as economic hedges of future natural gas purchase and sale transactions to lock in the price of the related physical transactions. Washington Gas does not designate these derivatives as hedges under SFAS No. 133; therefore, any changes in fair value are recorded as a regulatory asset or liability, or through earnings. To the extent that gains and losses associated with these derivative instruments will be included in the rates charged to customers, Washington Gas defers these amounts as regulatory liabilities and assets, respectively. Gains and losses not includible in rates charged to customers are recorded directly to cost of gas. At June 30, 2008 and September 30, 2007, such derivative instruments had unrealized net fair value losses of $21.4 million and $12.3 million, respectively. The June 30, 2008, unrealized net fair value loss was composed of $35.9 million that was recorded on the balance sheet as a derivative liability and $14.5 million that was recorded as a derivative asset. The September 30, 2007 unrealized net fair value loss was composed of $23.2 million that was recorded on the balance sheet as a derivative liability and $10.9 million that was recorded as a derivative asset. In connection with these derivative instruments, Washington Gas recorded to income a pre-tax loss of $11.1 million and $12.5 million for the three and nine months ended June 30, 2008, respectively. Washington Gas recorded to income a pre-tax loss of $1.1 million and $795,000 for the three and nine months ended June 30, 2007, respectively. These amounts are recorded in accordance with regulatory treatment for refundable costs.
     Non-Utility Operations
     Our non-regulated retail energy-marketing subsidiary, WGEServices, enters into contracts related to the sale and purchase of natural gas and electricity that qualify as derivative instruments that are accounted for under SFAS No. 133. These derivative instruments are recorded at fair value on our consolidated balance sheets. Changes in the fair value of these various derivative instruments are reflected in the earnings of our retail energy-marketing segment. At June 30, 2008 and September 30, 2007, these derivative instruments had an unrealized net fair value gain of $13.7 million and $7.6 million, respectively. The June 30, 2008 unrealized net fair value gain was composed of $26.1 million that was recorded on the balance sheet as a derivative asset and $12.4 million that was recorded as a derivative liability. The September 30, 2007 unrealized net fair value gain was composed of $10.3 million that was recorded on the balance sheet as a derivative asset and $2.7 million that was recorded as a derivative liability. In connection with these derivative instruments, WGEServices recorded pre-tax gains of $7.7 million and $8.8 million for the three and nine months ended June 30, 2008, respectively, and pre-tax gains of $6.1 million and $3.0 million for the three and nine months ended June 30, 2007, respectively.
     Consolidated Operations
     The following table summarizes the balance sheet classification for all derivative instruments with open positions for both WGL Holdings and Washington Gas.

Balance Sheet Classification of Open Positions on Derivative Instruments

	WGL Holdings		Washington Gas
	Jun. 30,	Sept. 30,	Jun. 30,	Sept. 30,
(In millions)	2008	2007	2008	2007

Assets
Other current assets	$37.0	$14.9	$12.2	$7.7
Deferred charges and other assets—other	3.6	6.3	2.3	3.2

Total assets	$40.6	$21.2	$14.5	$10.9

Liabilities
Other current liabilities	$31.1	$20.7	$19.4	$18.1
Deferred credits — other	17.2	5.2	16.5	5.1

Total liabilities	$48.3	$25.9	$35.9	$23.2

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     WEATHER-RELATED INSTRUMENTS
     Regulated Utility Operations
     Washington Gas has a weather insurance policy designed to mitigate the negative financial effects of warmer-than-normal weather during the heating season in the District of Columbia. This policy has a three-year term that expires on September 30, 2008. During both the three and nine months ended June 30, 2007, Washington Gas also had a heating degree day (HDD) derivative to provide protection against the financial effects of warmer-than-normal weather in Virginia. This derivative covered the period October 15, 2006 through April 30, 2007. Effective October 1, 2007, with the implementation of a Weather Normalization Adjustment in Virginia, Washington Gas no longer requires HDD derivatives as part of its weather protection strategy in that jurisdiction.
     Our weather protection instruments are accounted for under EITF Issue No. 99-2, Accounting for Weather Derivatives. Benefits are recognized to the extent actual HDDs fall below the contracted HDDs. Premium expense is amortized based on the pattern of normal HDDs over the coverage period. The expenses and benefits that are derived from our weather-related instruments are not considered in establishing the retail rates of Washington Gas.
     Washington Gas recorded pre-tax accrued benefits, net of premium costs, of $273,000 and $932,000, respectively, during the three and nine months ended June 30, 2008, related to its weather insurance. During the three and nine months ended June 30, 2007, Washington Gas recorded pre-tax expense of $255,000 and $3.6 million, respectively, related to both its weather insurance and weather derivative.
     Non-Utility Operations
     WGEServices utilizes weather-related derivatives for managing the financial effects of weather risks. These derivatives cover a portion of WGEServices’ estimated revenue or energy-related cost exposure to variations in heating or cooling degree days. These contracts may pay WGEServices a fixed-dollar amount for every degree day over or under specific levels during the calculation period dependent upon the type of contract executed. Similar to Washington Gas’s weather instruments, these contracts are accounted for under the guidelines issued by EITF Issue No. 99-2. For the three and nine months ended June 30, 2008, WGEServices recorded pre-tax amortization expense of $70,000 and a pre-tax accrued benefit, net of premium costs, of $66,000, respectively, related to these derivatives. For the three months ended June 30, 2007, WGEServices recorded no expense related to these derivatives. For the nine months ended June 30, 2007, WGEServices recorded $1.0 million of pre-tax amortization expense related to these derivatives.
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
     The same accounting policies applied in preparing our consolidated financial statements also apply to the reported segments. While net income or loss is the primary criterion for measuring a segment’s performance, we also evaluate our operating segments based on other relevant factors, such as penetration into their respective markets and return on equity. The following tables present operating segment information for the three and nine months ended June 30, 2008 and 2007.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

Operating Segment Financial Information

		Non-Utility Operations
		Retail
	Regulated	Energy-		Other
(In thousands)	Utility	Marketing	HVAC	Activities	Eliminations	Consolidated

Three Months Ended June 30, 2008

Operating Revenues (a)	$244,384	$214,385	$8,756	$22	$(2,898)	$464,649

Operating Expenses:
Cost of Energy-Related Sales	140,274	193,333	7,140	—	(2,898)	337,849
Operation	52,461	6,507	1,179	1,216	—	61,363
Maintenance	11,306	—	—	—	—	11,306
Depreciation and Amortization	23,398	200	12	—	—	23,610
General Taxes and Other Assessments:
Revenue Taxes	10,565	128	—	—	—	10,693
Other	9,565	733	23	5	—	10,326

Total Operating Expenses	247,569	200,901	8,354	1,221	(2,898)	455,147

Operating Income (Loss)	(3,185)	13,484	402	(1,199)	—	9,502
Other Income (Expenses) — Net	295	81	87	4	(21)	446
Interest Expense	10,301	33	—	137	(21)	10,450
Dividends on Washington Gas Preferred Stock	330	—	—	—	—	330
Income Tax Expense (Benefit)	(5,470)	5,414	188	(472)	—	(340)

Net Income (Loss) Applicable to Common Stock	$(8,051)	$8,118	$301	$(860)	$—	$(492)

Total Assets	$2,977,345	$232,489	$18,693	$42,430	$(52,456)	$3,218,501

Capital Expenditures/Investments	$28,989	$77	$17	$—	$—	$29,083

Three Months Ended June 30, 2007

Operating Revenues (a)	$236,184	$231,633	$2,689	$29	$(3,077)	$467,458

Operating Expenses:
Cost of Energy-Related Sales	126,563	198,526	2,098	—	(3,077)	324,110
Operation	48,666	5,243	451	715	—	55,075
Maintenance	10,037	—	—	—	—	10,037
Depreciation and Amortization	23,597	154	7	—	—	23,758
General Taxes and Other Assessments:
Revenue Taxes	11,156	207	—	—	—	11,363
Other	9,673	801	21	4	—	10,499

Total Operating Expenses	229,692	204,931	2,577	719	(3,077)	434,842

Operating Income (Loss)	6,492	26,702	112	(690)	—	32,616
Other Income (Expenses) — Net	2,040	25	107	370	(390)	2,152
Interest Expense	11,059	386	—	591	(390)	11,646
Dividends on Washington Gas Preferred Stock	330	—	—	—	—	330
Income Tax Expense (Benefit)	(876)	10,319	182	196	—	9,821

Net Income (Loss) Applicable to Common Stock	$(1,981)	$16,022	$37	$(1,107)	$—	$12,971

Total Assets	$2,654,434	$196,954	$11,713	$44,505	$(73,139)	$2,834,467

Capital Expenditures/Investments	$33,249	$1,758	$—	$—	$—	$35,007

(a)	Operating revenues are reported gross of revenue taxes. Revenue taxes of both the regulated utility and the retail energy-marketing segments include gross receipt taxes. Revenue taxes of the regulated utility segment also include PSC fees, franchise fees and energy taxes.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

Operating Segment Financial Information

		Non-Utility Operations
		Retail
	Regulated	Energy-		Other
(In thousands)	Utility	Marketing	HVAC	Activities	Eliminations	Consolidated

Nine Months Ended June 30, 2008

Operating Revenues (a)	$1,386,561	$843,161	$18,316	$8	$(11,734)	$2,236,312

Operating Expenses:
Cost of Energy-Related Sales	825,689	794,812	15,140	—	(11,734)	1,623,907
Operation	154,888	19,175	2,032	3,012	—	179,107
Maintenance	33,247	—	—	—	—	33,247
Depreciation and Amortization	70,578	598	34	—	—	71,210
General Taxes and Other Assessments:
Revenue Taxes	47,611	419	—	—	—	48,030
Other	33,961	2,307	75	22	—	36,365

Total Operating Expenses	1,165,974	817,311	17,281	3,034	(11,734)	1,991,866

Operating Income (Loss)	220,587	25,850	1,035	(3,026)	—	244,446
Other Income (Expenses) — Net	1,259	75	308	999	(1,047)	1,594
Interest Expense	33,814	1,050	—	1,323	(1,047)	35,140
Dividends on Washington Gas Preferred Stock	990	—	—	—	—	990
Income Tax Expense (Benefit)	72,919	9,920	518	(1,190)	—	82,167

Net Income (Loss) Applicable to Common Stock	$114,123	$14,955	$825	$(2,160)	$—	$127,743

Total Assets	$2,977,345	$232,489	$18,693	$42,430	$(52,456)	$3,218,501

Capital Expenditures/Investments	$90,365	$147	$160	$—	$—	$90,672

Nine Months Ended June 30, 2007

Operating Revenues (a)	$1,377,196	$950,342	$6,682	$113	$(14,010)	$2,320,323

Operating Expenses:
Cost of Energy-Related Sales	836,373	900,210	5,261	—	(14,010)	1,727,834
Operation	155,269	15,998	1,390	2,877	—	175,534
Maintenance	29,556	—	—	—	—	29,556
Depreciation and Amortization	66,487	470	16	—	—	66,973
General Taxes and Other Assessments:
Revenue Taxes	49,266	588	—	—	—	49,854
Other	31,943	2,268	60	17	—	34,288

Total Operating Expenses	1,168,894	919,534	6,727	2,894	(14,010)	2,084,039

Operating Income (Loss)	208,302	30,808	(45)	(2,781)	—	236,284
Other Income (Expenses) — Net	2,220	39	332	2,824	(2,718)	2,697
Interest Expense	34,204	2,701	—	3,292	(2,718)	37,479
Dividends on Washington Gas Preferred Stock	990	—	—	—	—	990
Income Tax Expense (Benefit)	68,689	11,037	112	(770)	—	79,068

Net Income (Loss) Applicable to Common Stock	$106,639	$17,109	$175	$(2,479)	$—	$121,444

Total Assets	$2,654,434	$196,954	$11,713	$44,505	$(73,139)	$2,834,467

Capital Expenditures/Investments	$105,566	$1,794	$85	$—	$—	$107,445

(a)	Operating revenues are reported gross of revenue taxes. Revenue taxes of both the regulated utility and the retail energy-marketing segments include gross receipt taxes. Revenue taxes of the regulated utility segment also include PSC fees, franchise fees and energy taxes.

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
     At June 30, 2008 and September 30, 2007, the Washington Gas Balance Sheets reflected a receivable from associated companies of $676,000 and $970,000, respectively. At June 30, 2008 and September 30, 2007, the Washington Gas Balance Sheets reflected a payable to associated companies of $22.6 million and $17.2 million, respectively, related to the activities described above.
     Additionally, Washington Gas provides gas balancing services related to storage, injections, withdrawals and deliveries to all energy marketers participating in the sale of natural gas on an unregulated basis through the customer choice programs that operate in its service territory. These balancing services include the sale of natural gas supply commodities related to various peaking arrangements contractually supplied to Washington Gas and then partially allocated and assigned by Washington Gas to the energy marketers, including WGEServices. Washington Gas records revenues for these balancing services pursuant to tariffs approved by the appropriate regulatory bodies. In conjunction with such services and the related sales and purchases of natural gas, Washington Gas charged WGEServices, an affiliated energy marketer, $2.9 million and $3.1 million for the three months ended June 30, 2008 and 2007, respectively. In the nine months ended June 30, 2008 and 2007, the charges were $11.7 million and $14.0 million, respectively. These related party amounts have been eliminated in the consolidated financial statements of WGL Holdings.
     As a result of these balancing services, an imbalance is created for volumes of natural gas received by Washington Gas that are not equal to the volumes of natural gas delivered to customers of the energy marketers. WGEServices has recognized an accounts receivable from Washington Gas in the amount of $10.5 million and $7.0 million at June 30, 2008 and September 30, 2007, respectively, related to an imbalance in gas volumes. Due to regulatory treatment, these receivables are not eliminated in the consolidated financial statements of WGL Holdings. These imbalances are typically settled by adjusting natural gas deliveries in subsequent periods.

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
      District of Columbia Jurisdiction
     Recovery of Heavy Hydrocarbon (HHC) Costs. On May 1, 2006, Washington Gas filed two tariff applications with the District of Columbia Public Service Commission (PSC of DC) requesting approval of proposed revisions to the balancing charge provisions of its firm and interruptible delivery service tariffs that would permit the utility to recover from its delivery service customers the costs of HHCs that are being injected into Washington Gas’s natural gas distribution system to treat vaporized liquefied natural gas from the Dominion Cove Point facility. Washington Gas had been recovering the costs of HHCs from sales customers in the District of Columbia through its Purchased Gas Charge (PGC) provision in this jurisdiction. On October 2, 2006, the PSC of DC issued an order rejecting Washington Gas’s proposed tariff revisions until the Maryland Public Service Commission (PSC of MD) issued a final order related to this matter. On October 12, 2006, Washington Gas filed a Motion for Clarification requesting that the PSC of DC affirm that Washington Gas can continue collecting HHC costs from sales customers through its PGC provision or to record such HHC costs incurred as a regulatory asset pending a ruling by the PSC of DC on future cost recovery. On May 11, 2007, the PSC of DC directed Washington Gas to cease prospective recovery of the cost of HHCs through the PGC provision, with future HHC costs to be recorded as a “pending” regulatory asset. On November 16, 2007 the PSC of MD issued a Final Order in the relevant case supporting full recovery of the HHC costs in Maryland. On March 25, 2008, the PSC of DC issued an order stating that the consideration of Washington Gas’s HHC strategy will move forward and directed interested parties to submit filings reflecting a proposed procedural schedule. On June 6, 2008, Washington Gas and the District of Columbia Office of the People’s Counsel filed a joint response to the order proposing a procedural schedule and a list of issues for consideration in the case. The PSC of DC adopted the proposed issues list and approved a procedural schedule. Washington Gas filed initial comments on June 23, 2008 and the parties are currently engaged in discovery.
     Maryland Jurisdiction
     Disallowance of Purchased Gas Charges. Each year, the PSC of MD reviews the annual gas costs collected from customers in Maryland to determine if Washington Gas’s purchased gas costs are reasonable. On March 14, 2006, in connection with the PSC of MD’s annual review of Washington Gas’s gas costs that were billed to customers in Maryland from September 2003 through August 2004, a Hearing Examiner of the PSC of MD issued a proposed order approving purchased gas charges of Washington Gas for the twelve-month period ending August 2004 except for $4.6 million (pre-tax) of such charges that the Hearing Examiner recommended be disallowed because, in the opinion of the Hearing Examiner, they were not reasonably and prudently incurred. Washington Gas filed a Notice of Appeal on April 12, 2006 and a Memorandum on Appeal on April 21, 2006 with the PSC of MD asserting that the Hearing Examiner’s recommendation is without merit. A reply memorandum was filed on May 11, 2006. After consideration of these issues, we expect the PSC of MD to issue a Final Order. Over the past ten years, Washington Gas has incurred similar purchased gas charges which the PSC of MD has reviewed and approved as being reasonably and prudently incurred and therefore subject to recovery from customers. Among other issues included in the appeal, we highlighted for the PSC of MD this prior recovery and requested that similar treatment be granted for this matter. During the fiscal year ended September 30, 2006, Washington Gas accrued a liability of $4.6 million (pre-tax) related to the proposed disallowance of these purchased gas charges. If the PSC of MD rules in Washington Gas’s favor, the liability recorded in fiscal year 2006 for this issue will be reversed to income.

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
     Effective October 1, 2007, the Virginia State Corporation Commission (SCC of VA) approved the implementation of a PBR plan through the acceptance of a settlement stipulation, which includes: (i) a four-year base rate freeze; (ii) service quality measures to be determined in conjunction with the staff of the SCC of VA and reported quarterly for maintaining a safe and reliable natural gas distribution system while striving to control operating costs; (iii) recovery of initial implementation costs associated with achieving Washington Gas’s business process outsourcing (BPO) initiatives over the four-year period of the PBR plan and (iv) an ESM that enables Washington Gas to share with shareholders and Virginia customers the earnings that exceed a target of 10.5 percent return on equity. The calculation of the ESM excludes $2.4 million of asset management revenues that is being refunded to customers as part of a new margin sharing agreement in Virginia. On an interim basis, we record the effects of the ESM based on year-to-date earnings in relation to estimated annual earnings as calculated for regulatory purposes. At June 30, 2008, Washington Gas had accrued a customer liability of $4.6 million for estimated sharing under the Virginia ESM.
     On November 16, 2007, the PSC of MD issued a Final Order in a rate case, which established a phase-two proceeding regarding issues related to Washington Gas’s request to implement a PBR plan and consideration of issues associated with Washington Gas’s BPO agreement. On February 1, 2008, Washington Gas filed direct testimony in support of its proposed PBR plan with the PSC of MD. The key features of the proposed PBR plan are: (i) a base rate freeze over the three-year term of the PBR plan; (ii) service quality measures to determine Washington Gas’s progress in maintaining a safe and reliable natural gas distribution system while striving to control operating costs; (iii) recovery of initial implementation costs associated with achieving Washington Gas’s BPO initiatives over a ten-year period and (iv) an ESM that enables Washington Gas to automatically share with shareholders and Maryland customers the earnings that exceed a target of 10.5 percent return on equity. Other parties filed their testimony on April 4, 2008. Washington Gas filed rebuttal testimony on May 2, 2008. Evidentiary hearings were held on June 10 and 11, 2008. Initial briefs were filed on July 18, 2008 and reply briefs are due on August 18, 2008. A decision is expected by the end of 2008. At June 30, 2008, we had recorded a regulatory asset of $6.2 million, net of amortization, related to initial implementation costs allocable to Maryland associated with our BPO plan. These remaining costs could be expensed if the PSC of MD does not approve continued deferral and amortization in the pending, or a future, rate case.
     Although the Final Order issued by the PSC of DC on December 28, 2007 approved amortization accounting for initial implementation costs related to the BPO plan, Washington Gas’s application seeking approval of a PBR plan was withdrawn. Washington Gas is prohibited from seeking approval of a PBR plan in the District of Columbia until the filing of its next base rate case; however, the PSC of DC will not seek a change in rates during the rate case filing moratorium period under the terms of the approved rate settlement.

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
     In December 2006, the Staff of the SCC of VA approved the reduction in Washington Gas’s depreciation rates. In accordance with Virginia regulatory policy, Washington Gas implemented the lower depreciation rates retroactive to January 1, 2006 which coincides with the measurement date of the approved depreciation study. Accordingly, our depreciation and amortization expense for the first quarter of fiscal year 2007 included a benefit totaling $3.9 million (pre-tax) that was applicable to the period from January 1, 2006 through September 30, 2006.
     Washington Gas included the portion of the depreciation study related to the District of Columbia in the rate application filed with the PSC of DC on December 21, 2006. Washington Gas’s proposed new depreciation rates were placed into effect pursuant to the Final Order issued by the PSC of DC on December 28, 2007.
     On April 13, 2007, Washington Gas filed the portion of the depreciation study related to the Maryland jurisdiction. A separate proceeding was established on May 2, 2007, by the PSC of MD to review Washington Gas’s request to implement new depreciation rates. On October 25, 2007, Washington Gas filed a 2007 technical update of the Maryland depreciation study based on property, plant and equipment balances as of December 31, 2006. Based on past practice, we expect that any change in depreciation expense that results from the new depreciation rates approved in that proceeding will be reflected in revised customer billing rates that become effective coincident with the implementation of the new depreciation rates. Hearings were held May 12 and 13, 2008. Initial briefs were filed on July 16, 2008 and reply briefs are expected to be filed on August 6, 2008. A decision is expected by the end of 2008.
     NON-UTILITY OPERATIONS
     WGEServices enters into contracts to purchase natural gas and electricity designed to match the scope and the duration of its sales commitments, and effectively to lock in a margin on estimated sales over the terms of existing sales contracts. Natural gas purchase commitments are based on existing fixed-price or index-priced purchase contracts using city gate equivalent deliveries, the majority of which are for fixed volumes. Electricity purchase commitments are based on fixed-price, fixed-volume purchase commitments.
     Construction Project Financing
     To fund certain of its construction projects, Washington Gas enters into financing arrangements with third-party lenders. As part of these financing arrangements, Washington Gas’s customers agree to make principal and interest payments over a period of time, typically beginning after the projects are completed. Washington Gas then assigns these customer payment streams to the lender. As the lender funds the construction project, Washington Gas establishes a note receivable representing its customers’ obligations to remit principal and interest and a long-term note payable to the lender. When these projects are formally “accepted” by the customer as completed, Washington Gas transfers the ownership of the note receivable to the lender and removes both the note receivable and the long-term financing from its financial statements. As of June 30, 2008, work on these construction projects that was not completed or accepted by customers was valued at $11.5 million, which is recorded on the balance sheet as a note receivable in “Deferred Charges and Other Assets—Other” with the corresponding long-term obligation to the lender in “Long-term debt.” At any time before these contracts are accepted by the customer, should there be a contract default, such as, among other things, a delay in completing the project, the lender may call on Washington Gas to fund the unpaid principal in exchange for which Washington Gas would receive the right to the stream of payments from the customer. Once the project is accepted by the customer, the lender will have no recourse against Washington Gas related to this long-term debt.
     Financial Guarantees
     WGL Holdings has guaranteed payments primarily for certain purchases of natural gas and electricity made by WGEServices. At June 30, 2008, these guarantees totaled $288.2 million. The amount of such guarantees is periodically adjusted to reflect changes in the level of financial exposure related to these purchase commitments. WGL Holdings also issued guarantees totaling $3.0 million at June 30, 2008 that were made on behalf of certain of its non-utility subsidiaries associated with their banking transactions. Of the total guarantees of $291.2 million, $15.0 million and $60,000 are due to expire on December 31, 2008 and January 31, 2009, respectively. The remaining guarantees of $276.1 million do not have specific maturity dates. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations imposed by the guarantees upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations that had been created under the guarantees prior to the effective date of the cancellation.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
NOTE 11. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

     The following tables show the components of net periodic benefit costs (income) recognized in our financial statements during the three and nine months ended June 30, 2008 and 2007:

Components of Net Periodic Benefit Costs (Income)

	Three Months Ended June 30,
	2008		2007
	Pension	Health and	Pension	Health and
(In thousands)	Benefits	Life Benefits	Benefits	Life Benefits

Components of net periodic benefit costs (income)
Service cost	$2,448	$2,201	$2,990	$2,656
Interest cost	9,920	6,258	9,758	6,310
Expected return on plan assets	(13,233)	(4,367)	(12,684)	(3,879)
Amortization of prior service cost	459	—	576	—
Amortization of actuarial loss	204	1,971	922	2,883
Amortization of transition obligation	—	310	—	363
Curtailment loss	—	—	2,400	1,640

Net periodic benefit cost (income)	(202)	6,373	3,962	9,973

Amount allocated to construction projects	130	(893)	(95)	(990)
Amount deferred as regulatory asset/liability—net	(874)	380	(3,553)	(1,552)
Other	(25)	1	(26)	—

Amount charged (credited) to expense	$(971)	$5,861	$288	$7,431

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (concluded)
Notes to Consolidated Financial Statements (Unaudited)

Components of Net Periodic Benefit Costs (Income)

	Nine Months Ended June 30,
	2008		2007
	Pension	Health and	Pension	Health and
(In thousands)	Benefits	Life Benefits	Benefits	Life Benefits

Components of net periodic benefit costs (income)
Service cost	$7,345	$6,602	$8,971	$7,969
Interest cost	29,759	18,774	29,274	18,930
Expected return on plan assets	(39,697)	(13,102)	(38,051)	(11,636)
Amortization of prior service cost	1,376	—	1,728	—
Amortization of actuarial loss	612	5,914	2,765	8,648
Amortization of transition obligation	—	931	—	1,089
Curtailment loss	—	—	2,400	1,640

Net periodic benefit cost (income)	(605)	19,119	7,087	26,640

Amount allocated to construction projects	357	(2,463)	(307)	(3,185)
Amount deferred as regulatory asset/liability—net	(2,620)	1,136	(5,857)	(1,376)
Other	(87)	6	(68)	—

Amount charged (credited) to expense	$(2,955)	$17,798	$855	$22,079

     During the nine months ended June 30, 2008, Washington Gas did not make and does not expect to make any contributions for fiscal year 2008 related to its qualified, trusteed, non-contributory defined benefit pension plan covering all active and vested former employees of Washington Gas.
     During the nine months ended June 30, 2008, Washington Gas paid $1.1 million on behalf of participants in its non-funded supplemental executive retirement plan, and expects to pay an additional $361,000 for the remainder of fiscal year 2008.
     For the nine months ended June 30, 2008, Washington Gas contributed $20.5 million to its healthcare and life insurance benefit plans, and expects to contribute an additional $5.8 million for the remainder of fiscal year 2008.
     Amounts included in the line item “Amount deferred as regulatory asset/liability-net,” as shown in the table above, represent the difference between the cost of the applicable Pension Benefits or the Health and Life Benefits and the amount that Washington Gas is permitted to recover in rates that it charges to customers.

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
     Both of the major sections of Management’s Discussion—WGL Holdings and Washington Gas—are designed to provide an understanding of our operations and financial performance. Management’s Discussion also should be read in conjunction with the respective company’s financial statements and the combined Notes to Consolidated Financial Statements.
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
     Regulated Utility. With approximately 93 percent of our consolidated total assets, the regulated utility segment consists of Washington Gas and Hampshire Gas Company (Hampshire). Washington Gas, a wholly owned subsidiary of WGL Holdings, delivers natural gas to retail customers in accordance with tariffs approved by the regulatory commissions that have jurisdiction over Washington Gas’s rates. Washington Gas also sells natural gas to customers who have not elected to purchase natural gas

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
from unregulated third-party marketers. In its rates charged to utility customers, Washington Gas generally does not earn a profit or incur a loss associated with the sale of the natural gas commodity because regulation requires Washington Gas to bill these customers for the natural gas commodity at the same cost that Washington Gas incurs. However, Washington Gas has an asset optimization program which utilizes Washington Gas’s storage and transportation capacity when not being used to physically serve utility customers by entering into commodity-related physical and financial derivatives with third parties with the objective of deriving a profit to be shared with its utility customers (refer to the section entitled “Market Risk” for a further discussion of our asset optimization program).
     Hampshire, a wholly owned subsidiary of WGL Holdings, is regulated by the Federal Energy Regulatory Commission (FERC). Hampshire owns full and partial interests in, and operates underground natural gas storage facilities including pipeline delivery facilities located in and around a Hampshire County, West Virginia storage facility. Washington Gas purchases all of the storage services of Hampshire and includes the cost of these services in the bills sent to its customers. Hampshire operates under a “pass-through” cost of service-based tariff approved by the FERC, and adjusts its billing rates to Washington Gas on a periodic basis to account for changes in its investment in utility plant and associated expenses.
     Retail Energy-Marketing. The retail energy-marketing segment consists of the operations of Washington Gas Energy Services, Inc. (WGEServices). WGEServices competes with regulated utilities and other unregulated third-party marketers to sell natural gas and/or electricity supplies directly to residential, commercial and industrial customers in Maryland, Virginia, Delaware and the District of Columbia. WGEServices does not own or operate any natural gas or electric generation, production, transmission or distribution assets. Rather, it contracts for its supply needs and buys and resells natural gas and electricity with the objective of earning a profit through competitively-priced contracts with end-users. These commodities are delivered to retail customers through the distribution systems owned by regulated utilities such as Washington Gas or other unaffiliated natural gas or electric utilities.
     Heating, Ventilating and Air Conditioning (HVAC). Our HVAC segment, which consists of the operations of Washington Gas Energy Systems, Inc. (WGESystems), provides design-build energy efficient solutions to government and commercial clients. WGESystems focuses on upgrading the mechanical, electrical, water and energy-related systems of large government and commercial facilities by implementing both traditional as well as alternative energy technologies, primarily in the District of Columbia, Maryland and Virginia.
     Key Indicators of Financial Condition and Operating Performance
     We have determined that the following are key indicators for monitoring our financial condition and operating performance:
•	return on average common equity;

•	common equity ratio;

•	utility net revenues;

•	gross margins;

•	utility operation and maintenance expenses and

•	miscellaneous non-GAAP performance measures.
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
CRITICAL ACCOUNTING POLICIES
     The preparation of financial statements and related disclosures in compliance with Generally Accepted Accounting Principles in the United States of America (GAAP) requires the selection and the application of appropriate technical accounting rules to the relevant facts and circumstances of our operations, as well as our use of estimates to compile the consolidated financial statements. The application of these accounting policies involves judgment regarding estimates and projected outcomes of future events, including the likelihood of success of particular regulatory initiatives, the likelihood of realizing estimates for legal and environmental contingencies and the probability of recovering costs and investments in both the regulated utility and non-utility business segments.
     We have identified the following critical accounting policies that require our judgment and estimation, where the resulting estimates may have a material effect on the consolidated financial statements:
•	accounting for unbilled revenue and cost of gas recognition;

•	accounting for regulatory operations — regulatory assets and liabilities;

•	accounting for income taxes;

•	accounting for contingencies;

•	accounting for derivative instruments and

•	accounting for pension and other post-retirement benefit plans.
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
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
WGL HOLDINGS, INC.
     RESULTS OF OPERATIONS — Three Months Ended June 30, 2008 vs. June 30, 2007
     Summary Results
     WGL Holdings, Inc. reported a net loss of $492,000, or $0.01 per share, for the three months ended June 30, 2008, compared to net income of $13.0 million, or $0.26 per share, reported for the three months ended June 30, 2007. For the twelve-month periods ended June 30, 2008 and 2007, we earned a return on average common equity of 11.0 percent and 11.2 percent, respectively.
     The comparison of results for the three months ended June 30, 2008 compared to the same period of the prior fiscal year primarily reflects $0.12 per share of decreased earnings from our regulated utility segment as well as $0.16 per share of decreased earnings from our retail-energy marketing segment.
     Regulated Utility Operating Results
     The following table summarizes the regulated utility segment’s operating results for the three months ended June 30, 2008 and 2007.

Regulated Utility Operating Results

	Three Months Ended
	June 30,
(In thousands)	2008	2007	Variance

Operating revenues	$244,384	$236,184	$8,200

Operating expenses:
Cost of gas	140,274	126,563	13,711
Operation and maintenance	63,767	58,703	5,064
Depreciation and amortization	23,398	23,597	(199)
General taxes and other assessments:
Revenue taxes	10,565	11,156	(591)
Other	9,565	9,673	(108)

Total operating expenses	247,569	229,692	17,877

Operating income (loss)	(3,185)	6,492	(9,677)
Interest expense	10,301	11,059	(758)
Other (income) expenses—net, including preferred stock dividends	35	(1,710)	1,745
Income tax expense (benefit)	(5,470)	(876)	(4,594)

Net Loss	$(8,051)	$(1,981)	$(6,070)

     Reporting a net loss for quarters ending June 30 is typical due to the seasonal nature of our utility operations and the corresponding reduced demand for natural gas during this time period. The regulated utility segment reported a seasonal net loss of $8.1 million, or $0.16 per share, for the three months ended June 30, 2008, compared to a net loss of $2.0 million, or $0.04 per share, for the same three-month period of the prior fiscal year. The period-to-period comparison primarily reflects higher unrealized mark-to-market losses on derivative instruments associated with our asset optimization program, as well as an increase in uncollectible accounts expense. Favorably affecting this comparison were new rates in Maryland and the District of Columbia.

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Earnings were negatively affected by an $11.5 million (pre-tax) increase in unrealized mark-to-market losses on derivative instruments associated with Washington Gas’s asset optimization program, which is net of customer sharing in Maryland and the District of Columbia. This increase in unrealized losses was the result of a sharp increase in gas prices during the current quarter. When these derivatives settle, any unrealized amounts will ultimately be reversed, and Washington Gas will realize favorable margins as a result of these transactions. The increase in these unrealized losses in the current period was partially offset by a $1.5 million (pre-tax) increase in realized margins associated with this program (refer to the section entitled “Market Risk—Price Risk Related to the Regulated Utility Segment” for a further discussion of our asset optimization program).
     Favorably affecting earnings were new rates that went into effect in Maryland on November 27, 2007, and the District of Columbia on December 31, 2007 as well as the addition of 8,042 active customer meters since June 30, 2007.
     Natural gas deliveries to firm customers totaled 176.0 million therms during the third quarter of fiscal year 2008. This compares to deliveries of 199.7 million therms in the third quarter of fiscal year 2007. This comparison primarily reflects warmer weather in the current three-month period than in the same period of the prior year, partially mitigated by the addition of 8,042 active customer meters since June 30, 2007. Weather, when measured by heating degree days (HDDs), was 10.3 percent warmer than normal in the third quarter of fiscal year 2008, as compared to 31.8 percent colder than normal for the same quarter of fiscal year 2007. Washington Gas currently has a weather protection strategy that is designed to neutralize the estimated negative financial effects of warmer-than-normal weather. In Maryland, application of our Revenue Normalization Adjustment (RNA) billing mechanism is designed to fully offset both the detrimental effect of warmer-than-normal weather or other causes of decreased customer usage and the benefits of colder-than-normal weather or other causes of increased customer usage. For the 2006-2007 winter heating season, our weather protection-related instruments consisted of a weather derivative for Virginia, as well as weather insurance for the District of Columbia. These instruments allowed us to retain the benefits of colder-than-normal weather; therefore, in the third quarter of fiscal year 2007, net income was enhanced by an estimated $3.5 million (pre-tax) from the colder-than-normal weather experienced in that period. There were no estimated effects on net income from the warmer-than-normal weather in the current period. With the implementation of a Weather Normalization Adjustment (WNA) mechanism in Virginia on October 1, 2007, Washington Gas no longer requires a weather derivative as part of its weather protection strategy in Virginia. During the 2007-2008 winter heating season, Washington Gas’s weather-related instruments consisted only of weather insurance for the District of Columbia. The expenses and net benefits associated with our weather-related instruments are reflected in “Operation and maintenance” expenses (refer to the section entitled “Weather Risk” for a further discussion of our weather protection strategy).
     Earnings of the regulated utility segment for the third quarter of fiscal year 2008 were affected by a $5.1 million (pre-tax), increase in operation and maintenance expenses when compared to the corresponding period of the prior fiscal year. This increase is primarily attributable to a $3.5 million increase in uncollectible accounts due to an adjustment to the accumulated reserve made in the prior period to reflect better collections experienced in fiscal year 2007, coupled with the negative effects of the slow down in the economy on the current period. Also reflected in this increase are expenses for our business process outsourcing (BPO) program.
     Depreciation and amortization expense for the regulated utility segment decreased $199,000 (pre-tax) during the quarter ended June 30, 2008 when compared to the same quarter in the prior fiscal year. The lower expense was primarily attributable to the effect of new depreciation rates that went into effect in the District of Columbia on January 1, 2008, mostly offset by the effect of increased investment in depreciable property, plant and equipment (refer to the section entitled “Rates and Regulatory Matters—Depreciation Study” included Management’s Discussion for Washington Gas).

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Non-Utility Operating Results
     Our non-utility operations comprise two business segments: (i) retail energy-marketing and (ii) HVAC. Transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our three operating segments, are aggregated as “Other Activities” and included as part of non-utility operations. Total net income from our non-utility operations was $7.6 million, or $0.15 per share, for the three months ended June 30, 2008, compared to net income of $15.0 million, or $0.30 per share, for the same three-month period of the prior fiscal year. The following table compares the financial results from non-utility activities for the three months ended June 30, 2008 and 2007.

Composition of Non-Utility Net Income (Loss) and Other Statistics

	Three Months Ended
	June 30,
	2008	2007	Variance

Non-Utility Net Income (Loss) (in thousands)
Retail energy-marketing	$8,118	$16,022	$(7,904)
HVAC	301	37	264
Other activities	(860)	(1,107)	247

Total non-utility	$7,559	$14,952	$(7,393)

Retail Energy-Marketing Statistics
Natural gas
Therm sales (thousands of therms)	111,755	130,988	(19,233)
Number of customers (end of period)	138,200	143,100	(4,900)

Electricity
Electricity sales (thousands of kWhs)	854,263	985,558	(131,295)
Number of accounts (end of period)	63,600	62,400	1,200

     Retail Energy-Marketing. WGEServices reported net income of $8.1 million, or $0.16 per share, for the three months ended June 30, 2008, compared to net income of $16.0 million or $0.32 per share, reported for the same three-month period of the prior fiscal year. The quarter-to-quarter comparison primarily reflects lower gross margins (revenues less costs of energy-related sales) from both natural gas and electric sales. Period-to-period comparisons of quarterly gross margins for this segment can vary significantly and are not representative of expected annualized results.
     Gross margins from natural gas sales decreased in the third quarter of fiscal year 2008 compared to the same quarter of fiscal year 2007. This decrease reflects: (i) a decrease in natural sales volumes primarily due to a reduction in the number of large commercial accounts as a result of competitive pricing in the market place and (ii) higher prices incurred for the purchase of natural gas during the current quarter compared to the same period in the prior year. Favorably affecting the gross margins from natural gas sales were $292,000 (pre-tax) of higher unrealized mark-to-market gains associated with energy-related derivatives.
     Gross margins from electric sales in the current quarter decreased from the same quarter of the prior period. This decrease reflects: (i) lower electric sales volumes primarily due to a reduction in the number of commercial customers as a result of competitive pricing as well as (ii) lower margins per kilowatt sold primarily as a result of weather experienced during June 2008 and unfavorable electric-supply prices. Weather in June 2008 was significantly warmer than normal for a few days early in the month followed by a brief period of significantly colder-than-normal weather. The resulting balancing of electric-supply occurred at market prices that were more unfavorable than historical experience. Also reflected in the comparison was an $801,000 (pre-tax) decline in unrealized mark-to-market gains associated with energy-related derivatives.

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Other Income (Expenses)—Net
     Other income (expenses)—net was income of $446,000 during the current three-month period compared to $2.2 million for the prior three-month period. This decrease is primarily the result of a reduction in interest income on lower short-term investment balances resulting from working capital needs at the utility in the current period.
     Interest Expense
     The following table depicts the components of interest expense for the quarters ended June 30, 2008 and 2007.

Composition of Interest Expense

	Three Months Ended
	June 30,
(In thousands)	2008	2007	Variance

Long-term debt	$9,975	$9,997	$(22)
Short-term debt	157	586	(429)
Other (includes AFUDC) (a)	318	1,063	(745)

Total	$10,450	$11,646	$(1,196)

(a)	Represents the debt component of Allowance for Funds Used During Construction (AFUDC).
     WGL Holdings’ interest expense of $10.5 million for the third quarter of fiscal year 2008 decreased $1.2 million from the same quarter of last year. Lower interest expense for the period primarily reflects a lower average short-term debt balance coupled with a decrease in the weighted average interest rate incurred on these borrowings. Also contributing to the decrease were lower interest costs associated with customer deposits and other items.
     RESULTS OF OPERATIONS — Nine Months Ended June 30, 2008 vs. June 30, 2007
     Summary Results
     WGL Holdings, Inc. reported net income of $127.7 million, or $2.56 per share, for the nine months ended June 30, 2008, the third quarter of fiscal year 2008. This represents a $6.3 million, or $0.10 per share, increase over net income of $121.4 million, or $2.46 per share, reported for the nine months ended June 30, 2007.
     The improvement in results for the nine months ended June 30, 2008 over the same period of the prior fiscal year primarily reflects $0.13 per share of increased earnings from our regulated utility segment, partially offset by $0.05 per share of lower earnings from our retail energy-marketing segment.

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Regulated Utility Operating Results
     The following table summarizes the regulated utility segment’s operating results for the nine months ended June 30, 2008 and 2007.

Regulated Utility Operating Results

	Nine Months Ended
	June 30,
(In thousands)	2008	2007	Variance

Operating revenues	$1,386,561	$1,377,196	$9,365

Operating expenses:
Cost of gas	825,689	836,373	(10,684)
Operation and maintenance	188,135	184,825	3,310
Depreciation and amortization	70,578	66,487	4,091
General taxes and other assessments:
Revenue taxes	47,611	49,266	(1,655)
Other	33,961	31,943	2,018

Total operating expenses	1,165,974	1,168,894	(2,920)

Operating income	220,587	208,302	12,285
Interest expense	33,814	34,204	(390)
Other (income) expenses—net, including preferred stock dividends	(269)	(1,230)	961
Income tax expense	72,919	68,689	4,230

Net Income	$114,123	$106,639	$7,484

     Our regulated utility segment reported net income of $114.1 million, or $2.29 per share, for the nine months ended June 30, 2008, an increase of $7.5 million, or $0.13 per share, over the net income of $106.6 million, or $2.16 per share, reported for the first nine months of fiscal year 2007. The period-over-period increase in net income primarily reflects new rates in all jurisdictions coupled with favorable changes in natural gas consumption patterns.
     Earnings were favorably affected by: (i) new rates that went into effect in Virginia on February 13, 2007, Maryland on November 27, 2007 and the District of Columbia on December 31, 2007; (ii) a $1.1 million favorable regulatory adjustment made in the first quarter of fiscal year 2008 applicable to prior fiscal years to revise the treatment for certain shared revenues in the District of Columbia and (iii) an $8.3 million (pre-tax) increase in realized margins associated with our asset optimization program. These increased margins were more than offset by a $14.8 million (pre-tax) increase in unrealized mark-to-market losses on derivative instruments associated with this program. Also partially offsetting the increase in earnings was a $4.6 million accrual for estimated sharing under a new Earnings Sharing Mechanism (ESM) in Virginia (refer to the section entitled “Rates and Regulatory Matters—Performance-Based Rate Plans” included Management’s Discussion for Washington Gas).
     Natural gas deliveries to firm customers totaled 1.157 billion therms during the nine months ending June 30, 2008. This compares to deliveries of 1.189 billion therms in the nine months ending June 30, 2007. This comparison reflects warmer weather in the current nine-month period than in the same period of the prior year, mostly offset by the addition of 8,042 active customer meters since June 30, 2007, and the favorable effects of changes in natural gas consumption patterns. Natural gas consumption patterns may be affected by shifts in weather patterns in which customer heating usage may not correlate highly with average historical levels of usage per HDDs that occur. Natural gas consumption patterns may also be affected by non-weather related factors.
     Weather, when measured by HDDs, was 8.4 percent warmer than normal in the nine-month period ended June 30, 2008, as compared to 3.8 percent colder than normal for the same period of fiscal year 2007. Including the effects of our weather protection strategies during the nine months ended June 30, 2007, net income was enhanced by an estimated $5.4 million (pre-tax) from the colder-than-normal weather. There were no estimated effects on net income from the warmer-than-normal weather in the current nine-month period.

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Earnings of the regulated utility segment for the first nine months of fiscal year 2008 were affected by a $3.3 million (pre-tax), increase in operation and maintenance expenses when compared to the corresponding period of the prior fiscal year. This increase is primarily attributable to: (i) $7.1 million (pre-tax) of higher uncollectible accounts expense and (ii) a $2.5 million increase in expenses associated primarily with the maintenance of a portion of our distribution system in Virginia that is receiving vaporized liquefied natural gas (LNG) from the Cove Point LNG terminal (refer to the section entitled “Operating Issues Related to Cove Point Natural Gas Supply").
     Partially offsetting the increase in operation and maintenance expenses was: (i) a $4.4 million (pre-tax) benefit associated with our weather insurance in the District of Columbia resulting from the warmer-than-normal weather in the current period; (ii) a $1.9 million (pre-tax) reversal of expenses, net of amortization, that were incurred in prior fiscal years for initial implementation costs associated with our BPO program as approved by the District of Columbia Public Service Commission (PSC of DC) in a December 28, 2007 Final Order (refer to the section entitled “Rates and Regulatory Matters” included under Management’s Discussion for Washington Gas) and (iii) the reversal of $921,000 in expenses applicable to prior fiscal years for heavy hydrocarbons (HHCs) that are being injected into our distribution system to treat the vaporized LNG received from the Cove Point LNG terminal (refer to the section entitled “Operating Issues Related to Cove Point Natural Gas Supply"). These expenses were reversed as part of a November 16, 2007 Final Order from the Maryland Public Service Commission (PSC of MD) that granted recovery of these costs.
     Depreciation and amortization expense for the regulated utility segment increased $4.1 million (pre-tax) during the nine months ended June 30, 2008 when compared to the same period in the prior fiscal year. The higher expense was attributable to the effect of increased investment in depreciable property, plant and equipment as well as a $3.9 million benefit recorded in the first quarter of fiscal year 2007 applicable to the prior period from January 1, 2006 to September 30, 2006 related to a reduction in Washington Gas’s depreciation rates on fixed assets in Virginia. The reduction in Washington Gas’s depreciation rates was approved by the staff of the Virginia State Corporation Commission (SCC of VA) during the first quarter of fiscal year 2007 (refer to the section entitled “Rates and Regulatory Matters—Depreciation Study” included under Management’s Discussion for Washington Gas). Partially offsetting this increase in depreciation and amortization expense was the effect of lower depreciation rates that went into effect in the District of Columbia on January 1, 2008.
     Non-Utility Operating Results
     Our non-utility operations reported net income of $13.6 million, or $0.27 per share, for the nine months ended June 30, 2008, compared to net income of $14.8 million, or $0.30 per share, for the same nine-month period of the prior fiscal year. The following table compares the financial results from non-utility activities for the nine months ended June 30, 2008 and 2007.

Composition of Non-Utility Net Income (Loss) and Other Statistics

	Nine Months Ended
	June 30,
	2008	2007	Variance

Non-Utility Net Income (Loss) (in thousands)
Retail energy-marketing	$14,955	$17,109	$(2,154)
Commercial HVAC	825	175	650
Other activities	(2,160)	(2,479)	319

Total non-utility	$13,620	$14,805	$(1,185)

Retail Energy-Marketing Statistics
Natural gas
Therm sales (thousands of therms)	562,604	651,635	(89,031)
Number of customers (end of period)	138,200	143,100	(4,900)

Electricity
Electricity sales (thousands of kWhs)	2,625,336	2,892,539	(267,203)
Number of accounts (end of period)	63,600	62,400	(1,200)

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Retail Energy-Marketing. WGEServices reported net income of $15.0 million, or $0.30 per share, for the nine months ended June 30, 2008, compared to net income of $17.1 million, or $0.35 per share, reported for the same nine-month period in fiscal year 2007. The decrease in earnings for this business reflects lower gross margins from the sale of electricity and higher operating costs, partially offset by higher gross margins from the sale of natural gas.
     Gross margins from electric sales decreased in the nine months ended June 30, 2008, compared to the same period of fiscal year 2007, reflecting lower electric sales volumes as well as lower margins per kilowatt-hour sold. Also reflected in the comparison was a $5.3 million (pre-tax) decline in unrealized mark-to-market gains associated with energy-related derivatives.
     Gross margins from natural gas sales increased in the nine months ended June 30, 2008, compared to the same period of fiscal year 2007, reflecting a rise in the margin per therm sold, partially offset by a decrease in natural gas sales volumes. Also favorably affecting gross margins from natural gas sales was a $3.8 million (pre-tax) increase in unrealized mark-to-market valuations associated with energy-related derivatives.
     Interest Expense
     The following table depicts the components of interest expense for the nine months ended June 30, 2008 and 2007.

Composition of Interest Expense

	Nine Months Ended
	June 30,
(In thousands)	2008	2007	Variance

Long-term debt	$29,931	$30,047	$(116)
Short-term debt	4,180	5,206	(1,026)
Other (includes AFUDC) (a)	1,029	2,226	(1,197)

Total	$35,140	$37,479	$(2,339)

(a)	Represents the debt component of AFUDC.
     WGL Holdings’ interest expense of $35.1 million for the first nine months of fiscal year 2008 decreased $2.3 million compared to the same period last year. This decrease primarily reflects lower interest costs associated with short-term borrowings, partially offset by a higher average balance of short-term debt outstanding. Also contributing to the decrease in interest expense was lower interest expense on customer deposits and other items.

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
     We have a goal to maintain our common equity ratio in the mid-50 percent range of total consolidated capital. The level of this ratio varies during the fiscal year due to the seasonal nature of our business. This seasonality is also evident in the variability of our short-term debt balances, which are typically higher in the fall and winter months, and substantially lower in the spring when a significant portion of our current assets is converted into cash at the end of the winter heating season. Accomplishing this capital structure objective and maintaining sufficient cash flow are necessary to maintain attractive credit ratings for WGL Holdings and Washington Gas, and to allow access to capital at reasonable costs. As of June 30, 2008, total consolidated capitalization, including current maturities of long-term debt and excluding notes payable, comprised 61.4 percent common equity, 1.6 percent preferred stock and 37.0 percent long-term debt. Our cash flow requirements and our ability to provide satisfactory resources to meet those requirements are primarily influenced by the activities of Washington Gas and WGEServices and, to a lesser extent, other non-utility operations.
     Our plans provide for sufficient liquidity to satisfy our financial obligations. At June 30, 2008, we did not have any restrictions on our cash balances that would affect the payment of common or preferred stock dividends by WGL Holdings or Washington Gas.
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
     WGL Holdings and Washington Gas utilize short-term debt in the form of commercial paper or unsecured short-term bank loans to fund seasonal cash requirements. Our policy is to maintain back-up bank credit facilities in an amount equal to or greater than our expected maximum commercial paper position. At June 30, 2008, WGL Holdings and Washington Gas each had revolving credit agreements with a group of commercial banks that permit the companies, with the banks’ approval, to borrow up to $450 million and $400 million, respectively. The current credit facilities expire on August 3, 2012 and both WGL Holdings and Washington Gas have the right to request extensions, with the banks’ approval. As of June 30, 2008 there were no outstanding borrowings under either the WGL Holdings or Washington Gas credit facilities. Refer to Note 3 of the Notes to Consolidated Financial Statements in this quarterly report.
     At June 30, 2008 and September 30, 2007, WGL Holdings and its subsidiaries had outstanding notes payable of $49.2 million and $184.2 million, respectively. Of the outstanding notes payable balance at June 30, 2008, $8.6 million and $40.6 million was commercial paper issued by WGL Holdings and Washington Gas, respectively. Of the outstanding notes payable balance at September 30, 2007, $62.2 million and $122.0 million was commercial paper issued by WGL Holdings and Washington Gas, respectively.
     To manage credit risk, both Washington Gas and WGEServices may require deposits from certain customers and suppliers, which are reported as current liabilities in “Customer deposits and advance payments.” At June 30, 2008, “Customer deposits and advance payments” totaled $42.0 million and $5.4 million, for Washington Gas and WGEServices, respectively. At September 30, 2007, these deposits and advance payments totaled $49.2 million, substantially all of which related to Washington Gas.
     For Washington Gas, deposits from customers may be refunded to the depositor-customer at various times throughout the year based on the customer’s payment habits. At the same time, other customers make new deposits that cause the balance of customer deposits to remain relatively steady. There are no restrictions on Washington Gas’s use of these customer deposits. Washington Gas pays interest to its customers on these deposits in accordance with the requirements of its regulatory commissions.
     For WGEServices, these deposits primarily represent collateral for transactions with wholesale counterparties for the purchase and sale of natural gas and electricity. These deposits may be required to be repaid or increased at any time based on WGEServices’ net position with the counterparty. Currently there are no restrictions on WGEServices’ use of these deposit funds and WGEServices’ pays interest to the counterparty on these deposits in accordance with its contractual obligations. Refer to the section entitled “Credit Risk” for a further discussion of our management of credit risk.

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Volatility of Natural Gas Prices. Since March 2008, the cost of gas injected into storage by both Washington Gas and WGEServices for use in the winter heating season has increased significantly, resulting in significantly higher storage gas balances. Although the price of natural gas has sharply declined since June 30, 2008, we cannot predict the price of natural gas in future periods, and there is a possibility that prices will remain higher than those experienced during the 2007-2008 winter heating season. Higher costs of natural gas that have been and may be paid for the 2008-2009 winter heating season will increase the balance of storage gas inventory for Washington Gas and WGEServices, which will increase customers’ bills and may affect customers’ ability to pay their bills in a timely manner. In addition, WGL Holdings and Washington Gas may incur higher levels of debt and higher interest costs in order to finance the resulting increases in storage gas and accounts receivable.
     Long-Term Cash Requirements and Related Financing
     Our long-term cash requirements primarily depend upon the level of capital expenditures, long-term debt maturities and decisions to refinance long-term debt. Refer to our 2007 Annual Report for a further discussion of our capital expenditures forecast and our long-term debt maturities.
     At June 30, 2008, Washington Gas had the capacity, under a shelf registration that was declared effective by the Securities and Exchange Commission on June 8, 2006, to issue up to $300.0 million of Medium-Term Notes (MTNs). These notes can be offered in maturities ranging from one year or more, with the selected maturity depending on the business and market circumstances at the time of an offering.
     Security Ratings
     The table below reflects the current credit ratings for the outstanding debt instruments of WGL Holdings and Washington Gas. Changes in credit ratings may affect WGL Holdings’ and Washington Gas’s cost of short-term and long-term debt and their access to the capital markets. Credit ratings can change at any time.

Credit Ratings for Outstanding Debt Instruments

	WGL Holdings		Washington Gas
Unsecured
	Medium-Term Notes	Commercial	Unsecured	Commercial
Rating Service	(Indicative)(a)	Paper	Medium-Term Notes	Paper

Fitch Ratings	A+	F1	AA-	F1+
Moody’s Investors Service	Not Rated	Not Prime	A2	P-1
Standard & Poor’s Ratings Services (b)	AA-	A-1	AA-	A-1

(a)	Indicates the ratings that may be applicable if WGL Holdings were to issue unsecured MTNs.

(b)	The long-term debt rating issued by Standard & Poor’s Ratings Services for WGL Holdings and Washington Gas is stable.
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

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Net cash provided by operating activities totaled $270.4 million for the nine months ended June 30, 2008. Net cash provided by operating activities reflects net income applicable to common stock, as adjusted for non-cash earnings and charges, as well as changes in working capital. Certain changes in working capital from September 30, 2007 to June 30, 2008 are described below:
•	Accounts receivable and unbilled revenues—net increased $148.1 million from September 30, 2007. This increase is due to: (i) increased sales volumes to customers during our winter heating season, (ii) increased sales volumes associated with Washington Gas’s asset optimization program and (iii) the sharp rise in the cost paid for natural gas during the third quarter.
•	Storage gas inventory cost levels decreased $35.9 million from September 30, 2007 due to seasonal physical withdrawals. These balances declined less than expected from September 30, 2007, due to a significant rise in the cost of gas purchased to replenish storage gas balances to the levels necessary to accommodate the 2008-2009 winter heating season.
•	Accounts payable and other accrued liabilities increased $140.4 million, largely attributable to the sharp rise in natural gas prices and increased volumes of natural gas purchased for both deliveries to customers during the 2007-2008 winter heating season and Washington Gas’s asset optimization program.
     Cash Flows Used in Financing Activities
     Cash flows used in financing activities totaled $163.0 million for the nine months ended June 30, 2008. This primarily reflects a decrease in our notes payable by a net amount of $135.0 million due to decreased working capital requirements, and common stock dividend payments totaling $51.4 million. Although our notes payable balances have decreased, due to the sharp increase in the cost of gas, cash that has been normally accumulated following the winter heating season has been used to finance Washington Gas’s storage gas purchases.
     Cash Flows Used in Investing Activities
     During the nine months ended June 30, 2008, cash flows used in investing activities totaled $90.7 million, which primarily consists of capital expenditures made on behalf of Washington Gas.
     Capital Expenditures
     We have revised our five-year capital expenditures budget as reported in our 2007 Annual Report to reflect an increase, as well as a shift in the timing, for projected expenditures related to the construction of a one billion cubic foot LNG storage facility on the land historically used for storage facilities by Washington Gas in Chillum, Maryland. The revised five-year projection reflects an increase in total capital expenditures from $765.3 million as reported in our 2007 Annual Report, to a revised total of $775.0 million. The new storage facility was expected to be completed and in service by the 2011-2012 winter heating season; however, due to certain zoning and other legal challenges, the facility is now expected to be completed and in service by the 2012-2013 winter heating season, at an estimated total cost of approximately $159 million. The following table depicts our revised capital expenditures budget for fiscal years 2008 through 2012.

Projected Capital Expenditures

	Fiscal Year Ending September 30,
(in millions)	2008	2009	2010	2011	2012	Total

New business	$51.8	$53.3	$60.4	$55.3	$49.3	$270.1
Replacements	40.2	41.7	42.0	42.7	41.4	208.0
LNG storage facility	0.7	3.7	36.5	64.9	44.6	150.4
Other	43.9	39.4	30.2	15.1	17.9	146.5

Total-accrual basis(a)	$136.6	$138.1	$169.1	$178.0	$153.2	$775.0

(a)	Excludes Allowance for Funds Used During Construction. Includes capital expenditures accrued and capital expenditure adjustments recorded in the fiscal year.

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     On October 30, 2006, the District Council of Prince George’s County, Maryland denied Washington Gas’s application for a special exception related to its proposed construction of the LNG peaking plant because it believes that current zoning restrictions prohibit such construction. Washington Gas appealed this decision to the Prince George’s County Circuit Court (the Circuit Court) on November 22, 2006; however, the case was subsequently sent back to the administrative process by the Circuit Court. On April 16, 2008, Washington Gas filed a Complaint for Declaratory and Injunctive Relief with the United States District Court for the District of Maryland seeking to clarify the role of the local jurisdiction by affirming all local laws relating to safety and location of the facility are preempted by Federal and State law. Until the legal challenges are resolved and the LNG plant is constructed, Washington Gas has planned for alternative sources of supply to meet its customers’ peak day requirements. These plans include capital expenditures related to infrastructure improvements which are expected to be completed by fiscal year 2012 and which provide for adequate system performance based on projected needs through at least November 2012. The costs to complete the infrastructure improvements are reflected in the above table for the projected periods shown.
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
     Construction Project Financing
     To fund certain of its construction projects, Washington Gas enters into financing arrangements with third-party lenders. As part of these financing arrangements, Washington Gas’s customers agree to make principal and interest payments over a period of time, typically beginning after the projects are completed. Washington Gas then assigns these customer payment streams to the lender. As the lender funds the construction project, Washington Gas establishes a note receivable representing its customers’ obligations to remit principal and interest and a long-term note payable to the lender. When these projects are formally “accepted” by the customer as completed, Washington Gas transfers the ownership of the note receivable to the lender and removes both the note receivable and the long-term financing from its financial statements. As of June 30, 2008, work on these construction projects that was not completed or accepted by customers was valued at $11.5 million, which is recorded on the balance sheet as a note receivable in “Deferred Charges and Other Assets—Other” with the corresponding long-term obligation to the lender in “Long-term debt.” At any time before these contracts are accepted by the customer, should there be a contract default, such as, among other things, a delay in completing the project, the lender may call on Washington Gas to fund the unpaid principal in exchange for which Washington Gas would receive the right to the stream of payments from the customer. Once the project is accepted by the customer, the lender will have no recourse against Washington Gas related to this long-term debt.

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Financial Guarantees
     WGL Holdings has guaranteed payments primarily for certain purchases of natural gas and electricity on behalf of the retail energy-marketing segment. At June 30, 2008, these guarantees totaled $288.2 million. The amount of such guarantees is periodically adjusted to reflect changes in the level of financial exposure related to these purchase commitments. We also receive financial guarantees or other collateral from suppliers when required by our credit policy (refer to the section entitled “Credit Risk” for a further discussion of our credit policy). WGL Holdings also issued guarantees totaling $3.0 million at June 30, 2008 that were made on behalf of certain of our non-utility subsidiaries associated with their banking transactions. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations imposed by the guarantees upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations that had been created under the guarantees prior to the effective date of the cancellation.
     Operating Issues Related To Cove Point Natural Gas Supply
     In late fiscal year 2003, Dominion Cove Point LNG, LP and Dominion Transmission Inc. (collectively Dominion) reactivated its Cove Point LNG terminal. The composition of the vaporized LNG received from the Cove Point LNG terminal resulted in increased leaks in mechanical couplings on the portion of our distribution system in Prince George’s County, Maryland that directly receives the Cove Point gas. The imported Cove Point gas contains a lower concentration of HHCs than domestically produced natural gas, and caused the seals on those mechanical couplings to shrink and to leak. Independent laboratory tests performed on behalf of Washington Gas have shown that, in a laboratory environment, the injection of HHCs into the type of gas coming from the Cove Point LNG terminal can be effective in re-swelling the seals in couplings which increases their sealing force and in turn, reduces the propensity for the affected couplings to leak. As described below, ongoing field testing will determine the success of applying this resolution more broadly.
     Through a pipeline replacement project and the construction of a HHC injection facility at the gate station that exclusively receives gas from the Cove Point terminal, Washington Gas has reduced the occurrence of new leaks in this area of the distribution system. A planned expansion of the Cove Point terminal is expected to result in a substantial increase in the receipt of Cove Point gas into additional portions of Washington Gas’s distribution system as the Cove Point gas is introduced into other downstream pipelines that provide service to Washington Gas. Based upon the increase in leaks experienced in Prince George’s County, the expansion also may result in a greater number of leaks in other parts of the Washington Gas distribution system. Washington Gas is attempting to prepare for this anticipated increase in leaks through additional pipeline replacement programs, the construction of additional HHC injection facilities, projects to isolate or separate its interstate pipeline receipt points, where possible, from pipelines that transport Cove Point gas and continued efforts before the FERC to condition expansion of the Cove Point terminal on the appropriate resolution of safety concerns consistent with the public interest.
     Washington Gas has completed the construction of a second HHC injection facility that became operational in December 2007 at a cost of approximately $4 million and is currently constructing a third HHC injection facility. The third HHC injection facility is estimated to cost between $3 million and $4 million. Washington Gas has been granted recovery for a portion of these costs allocable to Virginia and Maryland. Additionally, Washington Gas will seek recovery of the costs allocable to the District of Columbia in a future base rate proceeding. Washington Gas expects the cost of these facilities to be recoverable in all jurisdictions.

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
     Without concluding as to the field effectiveness of the HHC injections and assuming current gas flow patterns with the current pipeline supply configurations, the strategic placement of the three HHC injection facilities will condition the gas supplied to over 95 percent of the pipelines that contain mechanical couplings within our distribution system. In addition to the installation of these injection facilities, Washington Gas is replacing or remediating selected mechanically coupled pipelines within the areas of the distribution system that may receive high concentrations of Cove Point gas, but that will not receive HHC injections. Washington Gas has also planned for additional mechanical coupling replacements in certain areas of its distribution system that are receiving Cove Point gas conditioned with HHCs. In total, the current estimated cost of planned mechanical coupling remediation and replacement work over the next three years is $33.0 million, which includes $8.0 million per year as part of a planned capital replacement project approved by the SCC of VA as part of a Virginia rate case.
     Washington Gas continues to gather and evaluate field and laboratory evidence to determine the efficacy of HHC injections of the Cove Point gas in preventing additional leaks or retarding the rate at which additional leaks may occur in the gas distribution system if expanded volumes from the Cove Point terminal are introduced. In a report filed with the PSC of MD on June 30, 2008, Washington Gas reported a notable increase in leaks in mechanical couplings in a portion of its distribution system in Virginia where Cove Point gas conditioned with HHCs was recently introduced. Although this increase was significantly less than the increase experienced in the affected area of Prince George’s County, Maryland, when unconditioned Cove Point gas was delivered through the Cove Point terminal, the company is evaluating the need for additional measures that may be undertaken if the expansion of the Cove Point terminal is allowed to proceed. If the construction of the third HHC injection facility is not completed prior to the activation of the Cove Point expansion or the injection of additional HHCs into the gas distribution system is not effective or only partially effective in preventing additional leaks on couplings and we are unable to determine a satisfactory alternative solution on a timely basis, then additional operating expenses and capital expenditures may be necessary to contend with the receipt of increased volumes of vaporized LNG from the Cove Point terminal into Washington Gas’s distribution system. Such additional operating expenses and capital expenditures may not be timely enough to mitigate the challenges posed by increased volumes of LNG and could result in leakage in mechanical couplings at a rate that could compromise the safety of our distribution system. Although not expected at this time, additional legal or regulatory remedies may be necessary to protect the Washington Gas distribution system and its customers from the adverse effects of unblended vaporized LNG (refer to the section entitled “Request for FERC Action” below for a further discussion).
     Notwithstanding Washington Gas’s recovery through local regulatory commission action of costs related to the construction of the HHC injection facilities, Washington Gas is pursuing remedies to avoid its customers from having to pay more than their appropriate share of the costs of the remediation to maintain the safety of the Washington Gas distribution system.

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Request for FERC Action
     In November 2005, Washington Gas requested the FERC to invoke its authority to require Dominion to demonstrate that the increased volumes of the Cove Point gas resulting from the expansion would flow safely through the Washington Gas distribution system and would be consistent with the public interest. Washington Gas specifically requested that the proposed expansion of the Cove Point LNG terminal be denied until Dominion has shown that the Cove Point gas: (i) is of such quality that it is fully interchangeable with the domestically produced natural gas historically received by Washington Gas and (ii) will not cause harm to its customers or to the infrastructure of Washington Gas’s distribution system.
     On June 16, 2006, the FERC issued an order authorizing Dominion’s request to expand the capacity and output of its Cove Point LNG terminal and, thereby, denying Washington Gas’s request to require Dominion to demonstrate the safety of the Cove Point gas flowing through the Washington Gas distribution system. Washington Gas, the PSC of MD, Keyspan Corporation, the Maryland Office of People’s Counsel (MD OPC) and other organizations all filed Requests for Rehearing with the FERC to seek modification of the FERC’s June 16, 2006 order. These requests were all rejected by the FERC. On January 26, 2007, Washington Gas filed a notice of appeal with the United States Court of Appeals for the District of Columbia Circuit (the Court of Appeals). Washington Gas requested the Court of Appeals to reverse the June 16, 2006 FERC order that authorized the Cove Point expansion, as well as a January 4, 2007 FERC order that denied Washington Gas’s rehearing request. Initial briefs were filed by all parties. Washington Gas filed its reply brief on February 8, 2008, and oral arguments were held by the Court of Appeals on April 15, 2008.
     On July 18, 2008, the Court of Appeals issued an opinion vacating the FERC orders to the extent they approve the expansion. The opinion remanded the case to the FERC to address whether the expansion can go forward without causing unsafe leakage on Washington Gas Light Company’s distribution system. The expansion of the Cove Point terminal was targeted to be complete and in-service by November 2008.
     Although Washington Gas agrees with a portion of the Court of Appeals decision that the FERC failed to address adequately the future safety concerns associated with increased deliveries of LNG into its system, Washington Gas does not agree with all of the findings of the Court of Appeals, including conclusions related to the cause of the leaks, and will consider its options to respond to the findings of the FERC that were upheld by the Court of Appeals. On July 28, 2008 the FERC issued a notice setting a technical conference for August 6, 2008, that has been rescheduled for August 14, 2008. The notice states that all “the participants should be prepared to discuss the nature and progress of remedial measures taken to date, as well as the need and benefit of any other remedial measures that might be taken by WGL and Dominion Cove Point LNG, LP so that WGL’s system can safely accommodate the increased amounts of regasified LNG from Cove Point’s LNG import terminal.”
     Washington Gas is committed to maintaining the safety of its distribution system for its customers and will continue to oppose the authorization of the Cove Point expansion until a long-term solution is determined that can address the safety issues associated with the expanded flows of vaporized LNG from the Cove Point terminal that flow into the interstate pipeline system that also serves Washington Gas. Washington Gas welcomes the opportunity to work with Dominion as well as the shippers who bring LNG into the Cove Point terminal and the interstate pipelines that deliver gas to Washington Gas in order to achieve and implement an appropriate solution to the issue of gas quality affecting its distribution system.

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     CREDIT RISK
     Regulated Utility Segment
     Certain suppliers that sell natural gas to Washington Gas either have relatively low credit ratings or are not rated by major credit rating agencies. In the event of a supplier’s failure to deliver contracted volumes of gas, Washington Gas may need to replace those volumes at prevailing market prices, which may be higher than the original transaction prices, and pass these costs through to its sales customers under the purchased gas cost adjustment mechanisms. Additionally, Washington Gas enters into contracts with third parties to buy and sell natural gas for the purpose of maximizing the value of its long-term capacity and storage assets, as well as for hedging natural gas costs and interest costs. In the event of a default by these third parties, Washington Gas may be at risk for financial loss to the extent these costs are not passed through to its customers. To manage these various credit risks, Washington Gas has a credit policy in place that is designed to mitigate these credit risks through a requirement for credit enhancements including, but not limited to, letters of credit and parent guarantees when deemed necessary. In accordance with this policy, Washington Gas has obtained credit enhancements from certain of its counterparties. Additionally, for certain counterparties or their guarantors that meet this policy’s creditworthiness criteria, Washington Gas grants unsecured credit which is continuously monitored.
     Washington Gas is also exposed to the risk of non-payment of utility bills by certain of its customers. To manage this customer credit risk, Washington Gas may require cash deposits from its high risk customers to cover payment of their bills until the requirements for the deposit refunds are met.
     Retail Energy-Marketing Segment
     Certain wholesale counterparties that sell natural gas or electricity to WGEServices either have relatively low credit ratings or are not rated by major credit rating agencies. Depending on the ability of these counterparties to deliver natural gas or electricity under existing contracts, WGEServices could be financially exposed for the difference between the price at which WGEServices has contracted to buy these commodities and their replacement cost from another supplier. To the extent that WGEServices sells natural gas to these wholesale counterparties, WGEServices may be exposed to payment risk if WGEServices is in a net receivable position. Additionally, WGEServices enters into contracts with third parties to hedge the costs of natural gas and electricity. Depending on the ability of the third parties to fulfill their commitments, WGEServices could be at risk for financial loss. WGEServices has an existing credit policy that is designed to mitigate credit risks through a requirement for credit enhancements including, but not limited to, letters of credit, parent guarantees and cash collateral when deemed necessary. In accordance with this policy, WGEServices has obtained credit enhancements from certain of its counterparties. If certain counterparties or their guarantors meet the policy’s creditworthiness criteria, WGEServices grants unsecured credit to those counterparties or their guarantors. The creditworthiness of unsecured counterparties is continuously monitored.
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

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Price Risk Related to the Regulated Utility Segment
     Washington Gas faces price risk associated with the purchase of natural gas. Washington Gas recovers the cost of the natural gas to serve customers through gas cost recovery mechanisms as approved in jurisdictional tariffs; therefore a change in the price of natural gas generally has no direct effect on Washington Gas’s net income. However, Washington Gas is responsible for following competitive and reasonable practices in purchasing natural gas for its customers.
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
     Washington Gas has specific regulatory approval in the District of Columbia, Maryland and Virginia to use forward contracts and option contracts to hedge against potential price volatility for a limited portion of its natural gas purchases for firm customers. Specifically, Washington Gas has approval to: (i) buy gas in advance using forward contracts; (ii) purchase call options that lock in a maximum price when Washington Gas is ready to buy gas and (iii) use a combination of put and call options to limit price exposure within an acceptable range. Regulatory approval for Virginia is permanent. The regulatory approvals in the District of Columbia and Maryland are pursuant to pilot programs, and Washington Gas is seeking to continue these programs. Additionally, pursuant to a pilot program, Washington Gas has specific regulatory approval in Maryland and Virginia to hedge the cost of natural gas purchased for storage using financial transactions in the form of forwards, swaps and option contracts.
     Washington Gas also executes commodity-related physical and financial derivative transactions in the form of forwards, swaps and option contracts as part of an asset optimization program that is managed by its internal staff. Under this program, Washington Gas realizes value from its long-term natural gas transportation and storage capacity resources when not being used to physically serve utility customers. Regulatory sharing mechanisms allow the profit from these transactions to be shared between Washington Gas’s customers and shareholders. Prior to May 1, 2008, Washington Gas contracted for the management of a portion of Washington Gas’s asset optimization program with non-affiliated asset managers. These asset managers assisted in the acquisition and delivery of natural gas supply to Washington Gas’s service territory, and paid Washington Gas a fee to utilize the related capacity resources for their own account when they were not required to meet customer supply needs. On April 30, 2008, these asset management contracts expired, and Washington Gas retained the use of all of its capacity resources to internally manage the asset optimization program with the assistance of external consultants.
     Price Risk Related to the Retail Energy-Marketing Segment
     Our retail energy-marketing subsidiary, WGEServices, sells natural gas and electricity to retail customers at both fixed and indexed prices. WGEServices must manage daily and seasonal demand fluctuations for these products with its suppliers. The volume and price risks are evaluated, measured and managed separately for natural gas and electricity. Price risk exists to the extent WGEServices does not closely match the timing and volume of natural gas and electricity it purchases with the related fixed price or indexed sales commitments. WGEServices’ risk management policies and procedures are designed to minimize these risks.

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Natural Gas. WGEServices faces risk in that a portion of its annual natural gas sales volumes are subject to variations in customer demand associated with fluctuations in weather and customer conservation. WGEServices manages this volumetric risk by using storage gas inventory and peaking services offered to marketers through the regulated utilities that provide delivery service for WGEServices’ customers. Purchases of natural gas to fulfill retail sales commitments are generally made under fixed-volume contracts. If there is a significant deviation from normal weather that causes our purchase commitments to differ significantly from actual customer usage, WGEServices may be required to purchase incremental natural gas or sell excess natural gas at prices that negatively impact gross margins. WGEServices may also manage price risk through the use of derivative instruments that include financial contracts and wholesale supply contracts that provide for volumetric variability. WGEServices also uses derivative instruments to mitigate the price risks associated with purchasing natural gas wholesale and reselling natural gas to retail customers at prices that are generally fixed.
     Electricity. WGEServices procures electricity supply under contract structures in which WGEServices assumes the responsibility of matching its customer requirements with its supply purchases. WGEServices assembles the various components of supply, including electric energy from various suppliers, and capacity, ancillary services and transmission service from the PJM Interconnection, a regional transmission organization, to match its customer requirements in accordance with its risk management policy. To the extent WGEServices has not matched its customer requirements with its supply commitments, it could be exposed to electricity commodity price risk. WGEServices may manage this risk through the use of derivative instruments, including financial contracts.
     WGEServices’ electric business is also exposed to fluctuations in weather. Purchases generally are made under fixed-price, fixed-volume contracts that are based on certain weather assumptions. If there are significant deviations in weather from these assumptions, WGEServices may incur price and volume variances that could negatively impact its expected gross margins (refer to the section entitled “Weather Risk” for a further discussion of our management of weather risk).
     Value-at-Risk. WGEServices measures the market risk of its energy commodity portfolio by determining its value-at-risk. Value-at-risk is an estimate of the maximum loss that can be expected at some level of probability if a portfolio is held for a given time period. The value-at-risk calculation for natural gas and electric portfolios include assumptions for normal weather, new customers and renewing customers for which supply commitments have been secured. Based on a 95 percent confidence interval for a one-day holding period, WGEServices’ value-at-risk at June 30, 2008 was approximately $123,000 and $149,000 related to its natural gas and electric portfolios, respectively.
     Consolidated Operations
     The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with our energy-related derivatives during the nine months ended June 30, 2008:

Changes in Fair Value of Energy-Related Derivatives

(In millions)

Net assets (liabilities) at September 30, 2007	$(4.7)
Net fair value of contracts entered into during the period	15.1
Other changes in net fair value	(8.5)
Realized net settlement of derivatives	(9.6)

Net assets (liabilities) at June 30, 2008	$(7.7)

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Roll Forward of Energy-Related Derivatives

(In millions)

Net assets (liabilities) at September 30, 2007	$(4.7)
Recorded to income	(3.7)
Recorded to regulatory assets/liabilities	7.4
Recorded to accounts payable (a)	2.9
Net option premium payments	—
Realized net settlement of derivatives	(9.6)

Net assets (liabilities) at June 30, 2008	$(7.7)

(a)	Represents the amount to be paid for future Financial Transmission Rights related to electricity for WGEServices.
     The maturity dates of our net assets (liabilities) associated with our energy-related derivatives recorded at fair value at June 30, 2008, is summarized in the following table based on the approach used to determine fair value:

Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

	Years Ended September 30,
		Remainder
(in millions)	Total	of 2008	2009	2010	2011	2012	Thereafter

Prices actively quoted	$3.6	$5.3	$(1.3)	$(0.1)	$—	$0.2	$(0.5)
Prices provided by other external sources	—	—	—	—	—	—	—
Prices based on models and other valuation methods	(11.3)	3.5	(5.6)	(2.0)	0.8	(0.2)	(7.8)

Total net assets (liabilities) associated with our energy-related derivatives	$(7.7)	$8.8	$(6.9)	$(2.1)	$0.8	$—	$(8.3)

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
     Billing Adjustment Mechanisms. In Maryland, Washington Gas has a RNA billing mechanism that is designed to stabilize the level of net revenues collected from Maryland customers by eliminating the effect of deviations in customer usage caused by variations in weather from normal levels and other factors such as conservation. Effective October 1, 2007, Washington Gas implemented a WNA mechanism in Virginia which is a billing adjustment mechanism that is designed to eliminate the effect of variations in weather from normal levels on utility net revenues. The Staff of the SCC of VA has approved the WNA calculation for the 2007-2008 winter heating season, and Washington Gas will include a billing adjustment in customers’ August 2008 bills.

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     For both the RNA and the WNA mechanisms, periods of colder-than-normal weather generally would cause Washington Gas to record a reduction to its revenues and establish a refund liability to customers, while the opposite would generally result during periods of warmer-than-normal weather. However, factors such as volatile weather patterns and customer conservation may cause the RNA to function conversely because it adjusts billed revenues to provide a designed level of net revenue per meter.
     Weather Insurance. Effective October 1, 2005, Washington Gas purchased a weather insurance policy designed to mitigate the negative effects of warmer-than-normal weather in the District of Columbia. The policy has a three-year term that expires on September 30, 2008.
     The policy was designed to cover Washington Gas’s estimated net revenue exposure in the District of Columbia to warmer-than-normal variations in HDDs, subject to a maximum annual payment to Washington Gas of $6.6 million (pre-tax) and cumulative maximum payments of $13.1 million (pre-tax) over the three-year policy period. Based on actual weather through June 30, 2008, the cumulative maximum three-year payment is $5.9 million (pre-tax). Pre-tax income is provided in the amount of $12,600 for each HDD warmer-than-normal during each fiscal year subject to the limitations previously described. Other than the cost of the insurance, Washington Gas pays nothing if weather is colder than normal. The policy’s pre-tax average annual expense is $1.9 million over its term. This pre-tax expense is amortized based on the pattern of normal HDDs over the three-year policy period. The policy also includes a premium refund provision that could result in the net expense being higher or lower than this amount in any one year of the policy after accounting for the cumulative effect of such provision. No portion of the cost or benefit of this policy is considered in the regulatory process.
     Weather Derivatives. WGEServices utilizes HDD derivatives for managing weather risks related to its natural gas sales. WGEServices also utilizes cooling degree day (CDD) derivatives to manage weather risks related to its electricity sales during the summer cooling season. These derivatives cover a portion of WGEServices’ estimated revenue or energy-related cost exposure to variations in HDDs or CDDs. Refer to Note 7 of the Notes to Consolidated Financial Statements for a further discussion of the accounting for these weather-related instruments.
     Interest-Rate Risk
     We are exposed to interest-rate risk associated with our debt financing costs. Washington Gas utilizes derivative instruments from time to time in order to minimize its exposure to the risk of interest-rate volatility. During both the three and the nine months ended June 30, 2008, Washington Gas did not utilize derivative instruments associated with its debt financing costs. For a further discussion of our management of interest-rate risk, refer to Management’s Discussion within our 2007 Annual Report.

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
     RESULTS OF OPERATIONS — Three Months Ended June 30, 2008 vs. June 30, 2007
     Summary Results
     Washington Gas reported a seasonal net loss applicable to common stock of $8.2 million for the three months ended June 30, 2008, compared to a net loss of $1.9 million reported for the same three months of the prior fiscal year.
     Utility Net Revenues
     We analyze Washington Gas’s financial performance based on its utility net revenues. As discussed below, Washington Gas includes the cost of the natural gas commodity and revenue taxes in its rates charged to customers. Both the cost of the natural gas commodity and revenue taxes are reflected in operating revenues. Accordingly, changes in the cost of natural gas and revenue taxes associated with sales made to customers have no direct effect on Washington Gas’s utility net revenues or net income. The following table presents utility net revenues for the three months ended June 30, 2008 and 2007.

Utility Net Revenues

	Three Months Ended
	June 30,
(In thousands)	2008	2007	Variance

Operating revenues	$244,384	$236,184	$8,200
Less: Cost of gas	140,274	126,563	13,711
Revenue taxes	10,565	11,156	(591)

Utility net revenues	$93,545	$98,465	$(4,920)

     Utility net revenues for Washington Gas were $93.5 million for the three months ended June 30, 2008, compared to net revenues of $98.5 million reported for the same three-month period in fiscal year 2007. The decrease in utility net revenues primarily reflects an $11.5 million (pre-tax) increase in unrealized mark-to-market losses on derivative instruments associated with Washington Gas’s asset optimization program. These losses were partially offset by a $1.5 million (pre-tax) increase in realized margins associated with this program. Favorably affecting the comparison in net revenues were new rates that went into effect in Maryland on November 27, 2007, and the District of Columbia on December 31, 2007 as well as the addition of over 8,042 active customer meters since June 30, 2007.
     Key gas delivery, weather and meter statistics are shown in the table below for the three months ended June 30, 2008 and 2007.

Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Gas Deliveries, Weather and Meter Statistics

	Three Months Ended			Percent
	June 30,			Increase
	2008	2007	Variance	(Decrease)

Gas Sales and Deliveries (thousands of therms)
Firm
Gas Sold and Delivered	105,176	123,884	(18,708)	(15.1)
Gas Delivered for Others	70,856	75,854	(4,998)	(6.6)

Total Firm	176,032	199,738	(23,706)	(11.9)

Interruptible
Gas Sold and Delivered	1,564	1,133	431	38.0
Gas Delivered for Others	51,177	54,471	(3,294)	(6.0)

Total Interruptible	52,741	55,604	(2,863)	(5.1)

Electric Generation—Delivered for Others	22,547	18,331	4,216	23.0

Total deliveries	251,320	273,673	(22,353)	(8.2)

Degree Days
Actual	271	406	(135)	(33.3)
Normal	302	308	(6)	(1.9)
Percent Colder (Warmer) Than Normal	(10.3)%	31.8%	n/a	n/a
Active Customer Meters (end of period)	1,054,958	1,046,916	8,042	0.8
New Customer Meters Added	2,449	4,077	(1,628)	(39.9)

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
     During the quarter ended June 30, 2008, total gas deliveries to firm customers were 176.0 million therms compared to 199.7 million therms delivered in the third quarter of fiscal year 2007. This comparison in natural gas deliveries to firm customers reflects warmer weather in the current three-month period than in the same period of the prior year partially mitigated by the addition of 8,042 active customer meters since June 30, 2007.
     Weather, when measured by HDDs, was 10.3 percent warmer than normal in the third quarter of fiscal year 2008, as compared to 31.8 percent colder than normal for the same quarter of fiscal year 2007.
     Gas Service to Interruptible Customers. Washington Gas must curtail or interrupt service to this class of customer when the demand by firm customers exceeds specified levels. Therm deliveries to interruptible customers were 52.7 million therms during the third quarter of fiscal year 2008, compared to 55.6 million therms for the same quarter last year, reflecting decreased demand due to warmer weather.
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

Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Gas Service for Electric Generation. Washington Gas delivers natural gas for use at two electric generation facilities in Maryland that are each owned by companies independent of WGL Holdings. During the third quarter of fiscal year 2008, deliveries to these customers increased by 4.2 million therms, or 23.0 percent, when compared to the same quarter last year. Washington Gas shares with firm customers a significant majority of the margins earned from natural gas deliveries to these customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not materially affect either net revenues or net income.
     Utility Operating Expenses
     Operation and Maintenance Expenses. Operation and maintenance expenses for the three months ended June 30, 2008 were $64.5 million (pre-tax), compared to $59.3 million for the same three-month period of the prior fiscal year. This increase is primarily attributable to a $3.5 million increase in uncollectible expenses, as well as an increase in expenses related to our BPO program.
     Depreciation and Amortization. Depreciation and amortization expense for the third quarter of fiscal year 2008 was $23.2 million (pre-tax), compared to $23.4 million (pre-tax) for the comparative three-month period. This comparison reflects the effect of lower depreciation rates that went into effect in the District of Columbia on January 1, 2008, mostly offset by the effect of increased investment in depreciable property, plant and equipment.
     RESULTS OF OPERATIONS — Nine Months Ended June 30, 2008 vs. June 30, 2007
     Summary Results
     For the first nine months of fiscal year 2008, Washington Gas reported net income applicable to common stock of $113.5 million, an increase of $7.3 million over net income of $106.2 million reported for the same period of the prior fiscal year.
     Utility Net Revenues
     The following table presents utility net revenues for the nine months ended June 30, 2008 and 2007.

Utility Net Revenues

	Nine Months Ended
	June 30,
(In thousands)	2008	2007	Variance

Operating revenues	$1,386,561	$1,377,196	$9,365
Less: Cost of gas	825,689	836,373	(10,684)
Revenue taxes	47,611	49,266	(1,655)

Utility net revenues	$513,261	$491,557	$21,704

     Utility net revenues for Washington Gas were $513.3 million for the nine months ended June 30, 2008, an increase of $21.7 million over net revenues of $491.6 million reported for the corresponding period in the prior fiscal year 2007. The increase in utility net revenues primarily reflects new rates in all jurisdictions as well as favorable changes in natural gas consumption patterns. Also contributing to the increase in utility net revenues were the addition of 8,042 active customer meters since June 30, 2007 and an $8.3 million (pre-tax) increase in realized margins associated with our asset optimization program. This increase in margins was offset by a $14.8 million (pre-tax) increase in unrealized mark-to-market losses on derivative instruments associated with this program. Also partially offsetting the increase in net revenues was a $4.6 million accrual for estimated sharing under the new ESM in Virginia.

Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Key gas delivery, weather and meter statistics are shown in the table below for the nine months ended June 30, 2008 and 2007.

Gas Deliveries, Weather and Meter Statistics

	Nine Months Ended
	June 30,			Percent
				Increase
	2008	2007	Variance	(Decrease)

Gas Sales and Deliveries (thousands of therms)
Firm
Gas Sold and Delivered	767,782	796,724	(28,942)	(3.6)
Gas Delivered for Others	389,671	391,993	(2,322)	(0.6)

Total Firm	1,157,453	1,188,717	(31,264)	(2.6)

Interruptible
Gas Sold and Delivered	5,623	4,335	1,288	29.7
Gas Delivered for Others	211,841	221,865	(10,024)	(4.5)

Total Interruptible	217,464	226,200	(8,736)	(3.9)

Electric Generation—Delivered for Others	57,577	45,444	12,133	26.7

Total deliveries	1,432,494	1,460,361	(27,867)	(1.9)

Degree Days
Actual	3,456	3,945	(489)	(12.4)
Normal	3,773	3,799	(26)	(0.7)
Percent Colder (Warmer) Than Normal	(8.4)%	3.8%	n/a	n/a
Active Customer Meters (end of period)	1,054,958	1,046,916	8,042	0.8
New Customer Meters Added	9,885	14,174	(4,289)	(30.3)

     Gas Service to Firm Customers. During the nine months ended June 30, 2008, total gas deliveries to firm customers were 1.157 billion therms, a decline of 31.3 million therms, in deliveries compared to the 1.189 billion therms delivered in the same nine months of fiscal year 2007. This comparison in natural gas deliveries to firm customers primarily reflects warmer weather in the current nine-month period than in the same period of the prior year partially offset by the addition of 8,042 active customer meters since June 30, 2007 as well as the favorable effects of changes in natural gas consumption patterns due to shifts in weather patterns and non-weather related factors.
     Gas Service to Interruptible Customers. Therm deliveries to interruptible customers decreased by 8.7 million therms, or 3.9 percent, during the nine months ended June 30, 2008 when compared to the same period last year, reflecting decreased demand due to warmer-than-normal weather.
     Gas Service for Electric Generation. During the first nine months of fiscal year 2008, deliveries to these two electric generation facilities increased 26.7 percent to 57.6 million therms over the same period of fiscal year 2007.

Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Utility Operating Expenses
     Operation and Maintenance Expenses. Operation and maintenance expenses were $190.2 million during the nine months ended June 30, 2008, compared to $186.7 million in the corresponding period of the prior year. This increase reflects $7.1 million (pre-tax) of higher uncollectible accounts expense, as well as a $2.5 million increase in expenses associated primarily with the maintenance of a portion of our distribution system in Virginia that is receiving Cove Point gas. Partially offsetting the increase in these expenses was: (i) a $4.4 million (pre-tax) benefit associated with our weather insurance in the District of Columbia resulting from the warmer-than-normal weather in the current period; (ii) a $1.9 million (pre-tax) reversal of expenses that were incurred in prior fiscal years for initial implementation costs associated with our BPO program as approved by the PSC of DC in a December 28, 2007, Final Order and (iii) a $921,000 (pre-tax) reversal of HHC costs applicable to prior fiscal years as part of a November 16, 2007 Final Order from the PSC of MD that granted recovery of these costs.
     Depreciation and Amortization. Depreciation and amortization expense was $69.9 million (pre-tax) for the first nine months of fiscal year 2008, compared to $65.7 million for the same period in the prior fiscal year. The higher expense was attributable to the effect of increased investment in depreciable property, plant and equipment as well as a $3.9 million (pre-tax) benefit recorded in the first quarter of fiscal year 2007 applicable to the period from January 1, 2006 to September 30, 2006, related to a reduction in Washington Gas’s depreciation rates on fixed assets in Virginia. Partially offsetting the increase in depreciation expense was the lower expense attributable to the effect of lower depreciation rates that went into effect in the District of Columbia on January 1, 2008.
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
     District of Columbia Jurisdiction
     Recovery of HHC Costs. On May 1, 2006, Washington Gas filed two tariff applications with the PSC of DC requesting approval of proposed revisions to the balancing charge provisions of its firm and interruptible delivery service tariffs that would permit the utility to recover from its delivery service customers the costs of HHCs that are being injected into Washington Gas’s natural gas distribution system (refer to the section entitled “Operating Issues Related to Cove Point Natural Gas Supply” in Management’s Discussion). Washington Gas had been recovering the costs of HHCs from sales customers in the District of Columbia through its Purchased Gas Charge (PGC) provision in this jurisdiction. On October 2, 2006, the PSC of DC issued an order rejecting Washington Gas’s proposed tariff revisions until the PSC of MD issued a final order related to this matter. On October 12, 2006, Washington Gas filed a Motion for Clarification requesting that the PSC of DC affirm that Washington Gas can continue collecting HHC costs from sales customers through its PGC provision or to record such HHC costs incurred as a regulatory asset pending a ruling by the PSC of DC on future cost recovery. On May 11, 2007, the PSC of DC directed Washington Gas to cease prospective recovery of the cost of HHCs through the PGC provision, with future HHC costs to be recorded as a “pending” regulatory asset. On November 16, 2007 the PSC of MD issued a Final Order in the relevant case supporting full recovery of the HHC costs in Maryland. On March 25, 2008, the PSC of DC issued an order stating that the consideration of Washington Gas’s HHC strategy will move forward and directed interested parties to submit filings reflecting a proposed procedural schedule. On June 6, 2008, Washington Gas and the District of Columbia Office of the People’s Counsel filed a joint response to the order proposing a procedural schedule and a list of issues for consideration in the case. The PSC of DC adopted the proposed issues list and approved a procedural schedule. Washington Gas filed initial comments on June 23, 2008 and the parties are currently engaged in discovery.

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

(iv)
amortization accounting, over a ten-year period, for initial implementation costs allocable to the District of Columbia related to our BPO plan. As a result of this approval, during the first quarter of fiscal year 2008, Washington Gas recorded to a regulatory asset $1.9 million of costs, net of amortization, incurred in prior periods;

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
     Maryland Jurisdiction
     Disallowance of Purchased Gas Charges. Each year, the PSC of MD reviews the annual gas costs collected from customers in Maryland to determine if Washington Gas’s purchased gas costs are reasonable. On March 14, 2006, in connection with the PSC of MD’s annual review of Washington Gas’s gas costs that were billed to customers in Maryland from September 2003 through August 2004, a Hearing Examiner of the PSC of MD issued a proposed order approving purchased gas charges of Washington Gas for the twelve-month period ending August 2004 except for $4.6 million (pre-tax) of such charges that the Hearing Examiner recommended be disallowed because, in the opinion of the Hearing Examiner, they were not reasonably and prudently incurred. Washington Gas filed a Notice of Appeal on April 12, 2006 and a Memorandum on Appeal on April 21, 2006

Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
with the PSC of MD asserting that the Hearing Examiner’s recommendation is without merit. A reply memorandum was filed on May 11, 2006. After consideration of these issues, we expect the PSC of MD to issue a Final Order. Over the past ten years, Washington Gas has incurred similar purchased gas charges which the PSC of MD has reviewed and approved as being reasonably and prudently incurred and therefore subject to recovery from customers. Among other issues included in the appeal, we highlighted for the PSC of MD this prior recovery and requested that similar treatment be granted for this matter. During the fiscal year ended September 30, 2006, Washington Gas accrued a liability of $4.6 million (pre-tax) related to the proposed disallowance of these purchased gas charges. If the PSC of MD rules in Washington Gas’s favor, the liability recorded in fiscal year 2006 for this issue will be reversed to income.
     Petition for Investigation of Asset Management and Gas Purchase Practices. On July 24, 2008, the Office of Staff Counsel of the PSC of MD submitted a petition to the PSC of MD to establish an investigation into Washington Gas’s asset management program as well as into the cost recovery of its gas purchases. Washington Gas expects to demonstrate that both its asset management program and its gas cost recovery mechanisms are consistent with regulatory requirements and in the best interest of both its customers and shareholders.
     Performance-Based Rate Plans
     In recent rate case proceedings in all jurisdictions, Washington Gas requested permission to implement Performance-Based Rate (PBR) plans that include performance measures for customer service and an ESM that enables Washington Gas to automatically share with shareholders and customers the earnings that exceed a target rate of return on equity.
     Effective October 1, 2007, the SCC of VA approved the implementation of a PBR plan through the acceptance of a settlement stipulation, which includes: (i) a four-year base rate freeze; (ii) service quality measures to be determined in conjunction with the staff of the SCC of VA and reported quarterly for maintaining a safe and reliable natural gas distribution system while striving to control operating costs; (iii) recovery of initial implementation costs associated with achieving Washington Gas’s BPO initiatives over the four-year period of the PBR plan and (iv) an ESM that enables Washington Gas to share with shareholders and Virginia customers the earnings that exceed a target of 10.5 percent return on equity. The calculation of the ESM excludes $2.4 million of asset management revenues that is being refunded to customers as part of a new margin sharing agreement in Virginia. On an interim basis, we record the effects of the ESM based on year-to-date earnings in relation to estimated annual earnings as calculated for regulatory purposes. At June 30, 2008, Washington Gas had accrued a customer liability of $4.6 million for estimated sharing under the Virginia ESM.
     On November 16, 2007, the PSC of MD issued a Final Order in a rate case, which established a phase-two proceeding regarding issues related to Washington Gas’s request to implement a PBR plan and consideration of issues associated with Washington Gas’s BPO agreement. On February 1, 2008, Washington Gas filed direct testimony in support of its proposed PBR plan with the PSC of MD. The key features of the proposed PBR plan are: (i) a base rate freeze over the three-year term of the PBR plan; (ii) service quality measures to determine Washington Gas’s progress in maintaining a safe and reliable natural gas distribution system while striving to control operating costs; (iii) recovery of initial implementation costs associated with achieving Washington Gas’s BPO initiatives over a ten-year period and (iv) an ESM that enables Washington Gas to automatically share with shareholders and Maryland customers the earnings that exceed a target of 10.5 percent return on equity. Other parties filed their testimony on April 4, 2008. Washington Gas filed rebuttal testimony on May 2, 2008. Evidentiary hearings were held on June 10 and 11, 2008. Initial briefs were filed on July 18, 2008 and reply briefs are due on August 18, 2008. A decision is expected by the end of 2008. At June 30, 2008, we had recorded a regulatory asset of $6.2 million, net of amortization, related to initial implementation costs allocable to Maryland associated with our BPO plan. These remaining costs could be expensed if the PSC of MD does not approve continued deferral and amortization in the pending or a future rate case.

Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (concluded)
     Although the Final Order issued by the PSC of DC on December 28, 2007 approved amortization accounting for initial implementation costs related to the BPO plan, Washington Gas’s application seeking approval of a PBR plan was withdrawn. Washington Gas is prohibited from seeking approval of a PBR plan in the District of Columbia until the filing of its next base rate case; however, the PSC of DC will not seek a change in rates during the rate case filing moratorium period under the terms of the approved rate settlement.
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
     In December 2006, the Staff of the SCC of VA approved the reduction in Washington Gas’s depreciation rates. In accordance with Virginia regulatory policy, Washington Gas implemented the lower depreciation rates retroactive to January 1, 2006 which coincides with the measurement date of the approved depreciation study. Accordingly, our depreciation and amortization expense for the first quarter of fiscal year 2007 included a benefit totaling $3.9 million (pre-tax) that was applicable to the period from January 1, 2006 through September 30, 2006.
     Washington Gas included the portion of the depreciation study related to the District of Columbia in the rate application filed with the PSC of DC on December 21, 2006. Washington Gas’s proposed new depreciation rates were placed into effect pursuant to the Final Order issued by the PSC of DC on December 28, 2007.
     On April 13, 2007, Washington Gas filed the portion of the depreciation study related to the Maryland jurisdiction. A separate proceeding was established on May 2, 2007, by the PSC of MD to review Washington Gas’s request to implement new depreciation rates. On October 25, 2007, Washington Gas filed a 2007 technical update of the Maryland depreciation study based on property, plant and equipment balances as of December 31, 2006. Based on past practice, we expect that any change in depreciation expense that results from the new depreciation rates approved in that proceeding will be reflected in revised customer billing rates that become effective coincident with the implementation of the new depreciation rates. Hearings were held May 12 and 13, 2008. Initial briefs were filed on July 16, 2008 and reply briefs are expected to be filed on August 6, 2008. A decision is expected by the end of 2008.
     OTHER MATTERS
     Washington Gas has a labor contract with the Office and Professional Employees International Union Local 2 (A.F.L-C.I.O.) (Local 2) that expires on March 31, 2009. The contract covers approximately 120 employees. Washington Gas has entered into a tentative agreement with Local 2 on a new labor contract. Local 2 officials have scheduled ratification discussions with the membership, and voting to ratify the tentative agreement is scheduled for August 8, 2008. The proposed contract terms will be disclosed if the tentative agreement is ratified.

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
ITEM 4. CONTROLS AND PROCEDURES

     Senior management, including the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer, evaluated the effectiveness of WGL Holdings’ disclosure controls and procedures as of June 30, 2008. Based on this evaluation process, the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer have concluded that WGL Holdings’ disclosure controls and procedures are effective. There have been no changes in the internal control over financial reporting of WGL Holdings during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of WGL Holdings.
ITEM 4T. CONTROLS AND PROCEDURES

     Washington Gas is a non-accelerated filer; therefore, management has included this Item 4T as part of this combined report being filed by the two separate registrants: WGL Holdings and Washington Gas.
     Senior management, including the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures of Washington Gas as of June 30, 2008. Based on this evaluation process, the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures of Washington Gas are effective. There have been no changes in the internal control over financial reporting of Washington Gas during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Washington Gas.

WGL Holdings, Inc.
Washington Gas Light Company
Part II—Other Information
Item 1A—Risk Factors
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS

     We are updating two of our risk factors that were disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. These updates reflect recent developments related to: (i) a revised construction schedule for a liquefied natural gas (LNG) storage facility and (ii) the potential expansion of natural gas deliveries to Washington Gas’s distribution system from the Cove Point LNG terminal.
Washington Gas needs to acquire additional capacity to deliver natural gas on the coldest days of the year and it may not receive the necessary authorizations to do so in a timely manner.
     Washington Gas plans to construct a one billion cubic foot LNG storage facility in Chillum, Maryland, to meet its customers’ forecasted demand for natural gas. The new storage facility is expected to be completed and in service by the 2012-2013 winter heating season. If we are not permitted or are not able to construct this planned facility on a timely basis for any reason, the availability of the next best alternative (which is to acquire additional interstate pipeline transportation or storage capacity) may be limited by market supply and demand, and the timing of Washington Gas’s participation in new interstate pipeline construction projects. This could cause an interruption in Washington Gas’s ability to satisfy the needs of some of its customers, which could adversely affect its results of operations and cash flows.
The receipt of additional amounts of gas from the Dominion Cove Point LNG terminal into Washington Gas’s natural gas distribution system may result in higher operating expenses and capital expenditures which may have a material adverse effect on its financial condition, results of operations and cash flows, and may impact system safety.
     In June 2006, the Federal Energy Regulatory Commission (FERC) issued an order authorizing the request of Dominion Cove Point LNG, LP and Dominion Transmission Inc. (collectively Dominion), to expand the capacity and output of the Dominion Cove Point terminal. This expansion was scheduled to occur in November 2008 or shortly thereafter. On July 18, 2008, the United States Court of Appeals for the District of Columbia Circuit issued a decision that vacated the FERC order to the extent it approved the expansion. The FERC is now further reviewing this potential expansion.
     An increase in the volume of Cove Point gas into Washington Gas’s distribution system may cause additional leaks on couplings. We are attempting to prepare for the receipt of increased volumes of gas from the Cove Point terminal through several means, including, but not limited to:
•	additional gas distribution system mains and services replacement programs;

•	construction of facilities to treat the Cove Point gas;

•	projects to isolate or separate Washington Gas’s interstate pipeline receipt points, where possible, from pipelines that transport Cove Point gas and

•	continued efforts before the FERC to condition expansion of the Cove Point terminal on the appropriate resolution of safety concerns consistent with the public interest.
     Washington Gas will continue to evaluate the efficacy of the treatment of the Cove Point gas in preventing additional leaks or retarding the rate at which additional leaks may occur in the gas distribution system if additional volumes from the Cove Point terminal are introduced. Our construction of all necessary facilities may not be timely and the treatment of the Cove Point gas may not be effective or only partially effective in preventing additional leaks on couplings in the gas distribution system. If the planned actions of treating the Cove Point gas are not successful or only partially effective in preventing additional leaks on couplings, and if we are not able to determine a satisfactory alternative solution on a timely basis, additional operating expenses and capital expenditures may be necessary to contend with the receipt of increased volumes of gas from the Cove Point LNG terminal into Washington Gas’ distribution system. These additional expenditures may not be recoverable or may not be recoverable on a timely basis from customers. Additionally, such operating expenses and capital expenditures may not be timely enough to mitigate the challenges posed by increased volumes of Cove Point gas and could result in leakage in couplings at a rate that could compromise the safety of our distribution system. Therefore, these conditions could have a material adverse effect on Washington Gas’s financial condition, results of operations and cash flows, and may impact system safety.

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

WGL HOLDINGS, INC.

and

WASHINGTON GAS LIGHT COMPANY
(Co-Registrants)

Date: August 6, 2008	/s/ Mark P. O’Flynn Mark P. O’Flynn
Controller
(Principal Accounting Officer)