Form 10-Q
period 2009-03-31
WGL HOLDINGS INC; WASHINGTON GAS LIGHT CO
filed 2009-05-08
CIK 1103601, 104819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	Exact name of registrant as		I.R.S.
Commission	specified in its charter and principal	State of	Employer
File Number	office address and telephone number	Incorporation	Identification No.
1-16163	WGL Holdings, Inc. 101 Constitution Ave., N.W. Washington, D.C. 20080 (703) 750-2000	Virginia	52-2210912
0-49807	Washington Gas Light Company 101 Constitution Ave., N.W. Washington, D.C. 20080 (703) 750-4440	District of Columbia and Virginia	53-0162882

Indicate by check mark whether each registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
WGL Holdings, Inc.:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Washington Gas Light Company:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.
WGL Holdings, Inc. common stock, no par value, outstanding as of April 30, 2009: 50,141,229 shares.
All of the outstanding shares of common stock ($1 par value) of Washington Gas Light Company were held by WGL Holdings, Inc. as of April 30, 2009.

WGL Holdings, Inc.
Washington Gas Light Company
For the Quarter Ended March 31, 2009
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
     SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
     Certain matters discussed in this report, excluding historical information, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the outlook for earnings, revenues and other future financial business performance or strategies and expectations. Forward-looking statements are typically identified by words such as, but not limited to, “estimates,” “expects,” “anticipates,” “intends,” “believes,” “plans” and similar expressions, or future or conditional verbs such as “will,” “should,” “would” and “could.” Although the registrants, WGL Holdings and Washington Gas, believe such forward-looking statements are based on reasonable assumptions, they cannot give assurance that every objective will be achieved. Forward-looking statements speak only as of today, and the registrants assume no duty to update them. The following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:
•	the level and rate at which costs and expenses are incurred and the extent to which they are allowed to be recovered from customers through the regulatory process in connection with constructing, operating and maintaining Washington Gas’s natural gas distribution system;

•	the ability to implement successful approaches to modify the current or future composition of gas delivered to customers or to remediate the effects of the current or future composition of gas delivered to customers, as a result of the introduction of gas from the Dominion Cove Point facility to Washington Gas’s natural gas distribution system;

•	the availability of natural gas supply and interstate pipeline transportation and storage capacity;

•	the ability of natural gas producers, pipeline gatherers and natural gas processors to deliver natural gas into interstate pipelines for delivery by those interstate pipelines to the entrance points of Washington Gas’s natural gas distribution system as a result of factors beyond our control;

•	changes in economic, competitive, political and regulatory conditions and developments;

•	changes in capital and energy commodity market conditions;

•	changes in credit ratings of debt securities of WGL Holdings or Washington Gas that may affect access to capital or the cost of debt;

•	changes in credit market conditions and creditworthiness of customers and suppliers;

•	changes in relevant laws and regulations, including tax, environmental and employment laws and regulations;

•	legislative, regulatory and judicial mandates or decisions affecting business operations or the timing of recovery of costs and expenses;

•	the timing and success of business and product development efforts and technological improvements;

ii

WGL Holdings, Inc.
Washington Gas Light Company
•	the pace of deregulation efforts and the availability of other competitive alternatives to our products and services;

•	changes in accounting principles;

•	new commodity purchase and sales contracts or financial contracts and modifications in the terms of existing contracts that may materially affect fair value calculations under derivative accounting requirements;

•	the ability to manage the outsourcing of several business processes;

•	acts of God;

•	terrorist activities and

•	other uncertainties.
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

iii

WGL Holdings, Inc.
Consolidated Balance Sheets (Unaudited)
Part I—Financial Information
Item 1—Financial Statements

	March 31,	September 30,
(In thousands)	2009	2008

ASSETS
Property, Plant and Equipment
At original cost	$3,221,086	$3,184,247
Accumulated depreciation and amortization	(990,271)	(975,945)

Net property, plant and equipment	2,230,815	2,208,302

Current Assets
Cash and cash equivalents	24,387	6,164
Receivables
Accounts receivable	434,215	190,589
Gas costs and other regulatory assets	13,963	26,543
Unbilled revenues	145,119	50,134
Allowance for doubtful accounts	(17,147)	(17,101)

Net receivables	576,150	250,165

Materials and supplies—principally at average cost	21,494	21,117
Storage gas—at cost (first-in, first-out)	84,695	406,629
Deferred income taxes	21,296	7,616
Other prepayments	71,572	32,290
Other	19,422	18,368

Total current assets	819,016	742,349

Deferred Charges and Other Assets
Regulatory assets
Gas costs	82,129	50,797
Pension and other post-retirement benefits	133,214	133,989
Other	56,591	58,417
Prepaid qualified pension benefits	26,110	24,683
Other	29,428	25,006

Total deferred charges and other assets	327,472	292,892

Total Assets	$3,377,303	$3,243,543

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders’ equity	$1,147,286	$1,047,564
Washington Gas Light Company preferred stock	28,173	28,173
Long-term debt	655,822	603,738

Total capitalization	1,831,281	1,679,475

Current Liabilities
Current maturities of long-term debt	50,090	75,994
Notes payable	131,445	270,955
Accounts payable and other accrued liabilities	280,299	243,123
Wages payable	14,511	14,106
Accrued interest	3,924	4,200
Dividends declared	18,757	18,070
Customer deposits and advance payments	43,892	46,074
Gas costs and other regulatory liabilities	75,267	12,180
Accrued taxes	33,004	12,129
Other	31,192	51,648

Total current liabilities	682,381	748,479

Deferred Credits
Unamortized investment tax credits	11,220	11,360
Deferred income taxes	310,326	272,227
Accrued pensions and benefits	127,199	131,097
Asset retirement obligations	29,940	30,388
Regulatory liabilities
Accrued asset removal costs	316,364	306,014
Other	15,770	14,974
Other	52,822	49,529

Total deferred credits	863,641	815,589

Commitments and Contingencies (Note 12)

Total Capitalization and Liabilities	$3,377,303	$3,243,543

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands, except per share data)	2009	2008	2009	2008

OPERATING REVENUES
Utility	$642,397	$671,391	$1,164,878	$1,133,341
Non-utility	398,491	348,646	702,098	638,322

Total Operating Revenues	1,040,888	1,020,037	1,866,976	1,771,663

OPERATING EXPENSES
Utility cost of gas	375,143	410,778	681,927	676,579
Non-utility cost of energy-related sales	387,074	333,936	679,312	609,479
Operation and maintenance	78,439	70,836	148,773	139,685
Depreciation and amortization	24,245	23,345	48,326	47,600
General taxes and other assessments	41,255	36,133	71,682	63,376

Total Operating Expenses	906,156	875,028	1,630,020	1,536,719

OPERATING INCOME	134,732	145,009	236,956	234,944
Other Income (Expense)—Net	760	560	777	1,148
Interest Expense
Interest on long-term debt	10,520	9,976	20,472	19,956
Other—net	955	1,977	3,182	4,734

Total Interest Expense	11,475	11,953	23,654	24,690
Dividends on Washington Gas preferred stock	330	330	660	660

INCOME BEFORE INCOME TAXES	123,687	133,286	213,419	210,742
INCOME TAX EXPENSE	48,617	52,248	83,724	82,507

NET INCOME APPLICABLE TO COMMON STOCK	$75,070	$81,038	$129,695	$128,235

AVERAGE COMMON SHARES OUTSTANDING
Basic	50,130	49,462	50,071	49,437
Diluted	50,420	49,781	50,309	49,711

EARNINGS PER AVERAGE COMMON SHARE
Basic	$1.50	$1.64	$2.59	$2.59
Diluted	$1.49	$1.63	$2.58	$2.58

DIVIDENDS DECLARED PER COMMON SHARE	$0.3675	$0.3550	$0.7225	$0.6975

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Six Months Ended
	March 31,
(In thousands)	2009	2008

OPERATING ACTIVITIES
Net income applicable to common stock	$129,695	$128,235
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	48,326	47,600
Amortization of:
Other regulatory assets and liabilities—net	1,593	1,349
Debt related costs	347	452
Deferred income taxes—net	24,971	4,739
Accrued/deferred pension cost	(2,079)	(2,224)
Compensation expense related to equity awards	865	2,453
Other non-cash charges (credits)—net	(403)	(933)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and unbilled revenues—net	(338,565)	(354,708)
Gas costs and other regulatory assets/liabilities—net	75,667	27,853
Storage gas	321,934	210,243
Other prepayments	(42,021)	9,891
Accounts payable and other accrued liabilities	41,271	82,128
Wages payable	405	325
Customer deposits and advance payments	(2,182)	(6,193)
Accrued taxes	20,875	35,628
Accrued interest	(276)	(306)
Other current assets	(1,431)	3,793
Other current liabilities	(20,456)	(7,448)
Deferred gas costs—net	(31,332)	6,882
Deferred assets—other	(9,583)	(16,447)
Deferred liabilities—other	1,545	12,100
Other—net	2,552	1,820

Net Cash Provided by Operating Activities	221,718	187,232

FINANCING ACTIVITIES
Common stock issued	5,070	1,956
Long-term debt issued	59,201	7,004
Long-term debt retired	(26,012)	(1,011)
Notes payable issued (retired)—net	(139,510)	(85,378)
Dividends on common stock	(35,533)	(33,857)
Other financing activities—net	(755)	(732)

Net Cash Used in Financing Activities	(137,539)	(112,018)

INVESTING ACTIVITIES
Capital expenditures (excluding Allowance for Funds Used During Construction)	(65,956)	(61,589)

Net Cash Used in Investing Activities	(65,956)	(61,589)

INCREASE IN CASH AND CASH EQUIVALENTS	18,223	13,625
Cash and Cash Equivalents at Beginning of Year	6,164	4,870

Cash and Cash Equivalents at End of Period	$24,387	$18,495

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$40,255	$46,077
Interest paid	$23,420	$25,076
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Extinguishment of project debt financing	$7,375	$—
Capital Expenditures included in accounts payable and other accrued liabilities	$(4,095)	$(7,543)
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Balance Sheets (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	March 31,	September 30,
(In thousands)	2009	2008

ASSETS
Property, Plant and Equipment
At original cost	$3,186,795	$3,152,259
Accumulated depreciation and amortization	(968,366)	(954,974)

Net property, plant and equipment	2,218,429	2,197,285

Current Assets
Cash and cash equivalents	11,064	3,680
Receivables
Accounts receivable	261,441	105,132
Gas costs and other regulatory assets	13,963	26,543
Unbilled revenues	91,164	18,584
Allowance for doubtful accounts	(14,953)	(15,736)

Net receivables	351,615	134,523

Materials and supplies—principally at average cost	21,442	21,065
Storage gas—at cost (first-in, first-out)	77,269	322,617
Deferred income taxes	13,538	8,429
Other prepayments	10,719	34,375
Receivables from associated companies	2,464	4,636
Other	9,938	4,833

Total current assets	498,049	534,158

Deferred Charges and Other Assets
Regulatory assets
Gas costs	82,129	50,797
Pension and other post-retirement benefits	132,563	133,326
Other	56,572	58,400
Prepaid qualified pension benefits	26,029	24,612
Other	27,793	24,188

Total deferred charges and other assets	325,086	291,323

Total Assets	$3,041,564	$3,022,766

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders’ equity	$1,028,864	$935,049
Preferred stock	28,173	28,173
Long-term debt	655,822	603,745

Total capitalization	1,712,859	1,566,967

Current Liabilities
Current maturities of long-term debt	50,090	75,000
Notes payable	3,918	231,013
Accounts payable and other accrued liabilities	174,965	166,060
Wages payable	14,058	13,638
Accrued interest	3,924	4,200
Dividends declared	18,007	17,695
Customer deposits and advance payments	43,892	46,074
Gas costs and other regulatory liabilities	75,267	12,180
Accrued taxes	29,968	11,281
Payables to associated companies	52,846	22,746
Other	9,941	38,249

Total current liabilities	476,876	638,136

Deferred Credits
Unamortized investment tax credits	10,908	11,355
Deferred income taxes	313,060	279,818
Accrued pensions and benefits	126,597	130,478
Asset retirement obligations	28,994	29,469
Regulatory liabilities
Accrued asset removal costs	316,364	306,014
Other	15,772	14,973
Other	40,134	45,556

Total deferred credits	851,829	817,663

Commitments and Contingencies (Note 12)

Total Capitalization and Liabilities	$3,041,564	$3,022,766

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2009	2008	2009	2008

OPERATING REVENUES
Utility	$651,127	$677,749	$1,181,767	$1,142,177
Non-utility	20	11	22	26

Total Operating Revenues	651,147	677,760	1,181,789	1,142,203

OPERATING EXPENSES
Utility cost of gas	383,874	417,136	698,817	685,415
Operation and maintenance	68,587	63,693	130,871	125,763
Depreciation and amortization	23,771	22,893	47,392	46,691
General taxes and other assessments	40,101	35,025	69,625	61,302

Total Operating Expenses	516,333	538,747	946,705	919,171

OPERATING INCOME	134,814	139,013	235,084	223,032
Other Income (Expense)—Net	582	416	383	928
Interest Expense
Interest on long-term debt	10,520	9,970	20,465	19,939
Other—net	722	1,386	2,553	3,557

Total Interest Expense	11,242	11,356	23,018	23,496

INCOME BEFORE INCOME TAXES	124,154	128,073	212,449	200,464
INCOME TAX EXPENSE	48,643	49,997	83,010	78,088

NET INCOME BEFORE PREFERRED STOCK DIVIDENDS	75,511	78,076	129,439	122,376
Dividends on preferred stock	330	330	660	660

NET INCOME APPLICABLE TO COMMON STOCK	$75,181	$77,746	$128,779	$121,716

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Cash Flows (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Six Months Ended
	March 31,
(In thousands)	2009	2008

OPERATING ACTIVITIES
Net income before preferred stock dividends	$129,439	$122,376
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	47,392	46,691
Amortization of:
Other regulatory assets and liabilities—net	1,593	1,349
Debt related costs	362	435
Deferred income taxes—net	28,790	8,304
Accrued/deferred pension cost	(2,071)	(2,219)
Compensation expense related to equity awards	821	1,971
Other non-cash charges (credits)—net	(710)	(933)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable, unbilled revenues and receivables from associated companies—net	(227,500)	(280,250)
Gas costs and other regulatory assets/liabilities—net	75,667	27,853
Storage gas	245,348	142,698
Other prepayments	20,917	11,505
Accounts payable and other accrued liabilities, including payables to associated companies	43,100	81,774
Wages payable	420	78
Customer deposits and advance payments	(2,182)	(6,093)
Accrued taxes	18,687	31,102
Accrued interest	(276)	(306)
Other current assets	(5,482)	5,049
Other current liabilities	(28,307)	(10,068)
Deferred gas costs—net	(31,332)	6,882
Deferred assets—other	(8,775)	(17,938)
Deferred liabilities—other	(8,353)	9,214
Other—net	2,149	1,979

Net Cash Provided by Operating Activities	299,697	181,453

FINANCING ACTIVITIES
Long-term debt issued	59,201	7,004
Long-term debt retired	(25,018)	(17)
Notes payable issued (retired)—net	(227,095)	(78,131)
Dividends on common stock and preferred stock	(35,443)	(34,517)
Other financing activities—net	(685)	(710)

Net Cash Used in Financing Activities	(229,040)	(106,371)

INVESTING ACTIVITIES
Capital expenditures (excluding Allowance for Funds Used During Construction)	(63,273)	(61,272)

Net Cash Used in Investing Activities	(63,273)	(61,272)

INCREASE IN CASH AND CASH EQUIVALENTS	7,384	13,810
Cash and Cash Equivalents at Beginning of Year	3,680	4,157

Cash and Cash Equivalents at End of Period	$11,064	$17,967

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$33,605	$40,300
Interest paid	$22,784	$23,898
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Extinguishment of project debt financing	$7,375	$—
Capital Expenditures included in accounts payable and other accrued liabilities	$(4,095)	$(7,481)
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
     The interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Therefore, certain financial information and note disclosures accompanying annual financial statements prepared in accordance with Generally Accepted Accounting Principles in the United States of America (GAAP) are omitted in this interim report pursuant to the SEC rules and regulations. The interim consolidated financial statements and accompanying notes should be read in conjunction with the combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2008. Due to the seasonal nature of Washington Gas’s and WGEServices’ businesses, the results of operations for the periods presented in this report are not necessarily indicative of actual results for the full fiscal years ending September 30, 2009 and 2008 of either WGL Holdings or Washington Gas.
     The accompanying unaudited consolidated financial statements for WGL Holdings and Washington Gas reflect all normal recurring adjustments that are necessary, in our opinion, to present fairly the results of operations in accordance with GAAP.
     For a description of our accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements of the combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2008. See “Accounting Standards Adopted in the Current Period” below for changes to these policies subsequent to September 30, 2008.
     Accounting Standards Adopted in the Current Period
     Fair Value. Effective October 1, 2008, we adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, as amended, for our financial assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit assets or liabilities to be measured at fair value, and does not require any new fair value measurements. Additionally, SFAS No. 157 requires retrospective application to financial instruments that were measured at fair value upon initial recognition at the transaction price, in accordance with Emerging Issues Task Force (EITF) Issue No. 02-3. Upon adoption, the differences between the carrying amounts and the fair values of these instruments were recognized as a cumulative-effect adjustment to the opening balance of retained earnings or other appropriate components of net assets. As a result, WGL Holdings recorded a pre-tax $1.7 million cumulative-effect adjustment ($1.0 million after-tax) to increase the opening balance of retained earnings. Additionally, Washington Gas recorded a $4.7 million cumulative effect adjustment to the opening balance of regulatory assets, as these differences relate to gas costs that will be recoverable from customers. Refer to Note 9—Fair Value of Financial Instruments for the required disclosures under this standard.
     In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This FSP clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. This standard was implemented in conjunction with our implementation of SFAS No. 157.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     Derivative Instruments. In April 2007, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FIN 39-1, Amendment of FASB Interpretation No. 39. This FSP amends FIN 39, Offsetting of Amounts Related to Certain Contracts, to replace the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” as defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS No. 133). Additionally, it permits a reporting entity to offset the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. The guidance in this FSP was effective for us on October 1, 2008. As a result of the implementation of this standard, we net the fair value recorded for each of our cash collateral positions against the net fair value amounts recorded for the associated derivative instruments executed under the same master netting arrangement. There were no material effects on prior periods. At March 31, 2009, and September 30, 2008, WGL Holdings had collateral receivables totaling $60.0 million and $400,000, respectively, which were not eligible to be offset under master netting arrangements. This collateral reflects lower market prices for energy, compared to the contracted purchase price of energy supplies. WGL Holdings had no collateral payables outstanding at either March 31, 2009 or September 30, 2008. Washington Gas had no collateral receivables or payables under master netting arrangements at either March 31, 2009 or September 30, 2008. Refer to Note 8—Derivative and Weather-Related Instruments for other required disclosures under this standard.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. This statement requires (i) qualitative disclosures about how and why we use derivative instruments; (ii) how derivative instruments and related hedged items are accounted for; and (iii) how derivative instruments and related hedged items affect our financial position, financial performance, and cash flows. SFAS No. 161 was effective for us on January 1, 2009. Refer to Note 8—Derivative and Weather-Related Instruments for the required disclosures under this standard.
     Other Newly Issued Accounting Standards
     Fair Value. In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP No. FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 amends FAS No. 107 to require disclosures about fair value of financial instruments for interim reporting periods. This rule also amends APB Opinion No. 28 to require disclosures about fair value of financial instruments in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for us on June 30, 2009. We are currently evaluating the possible effect of this standard on our consolidated financial statements.
     In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of SFAS No. 157 by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.
     In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly (FSP FAS 157-4). This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased, and for identifying circumstances that indicate a transaction is not orderly. This FSP requires disclosure, in interim and annual periods, the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. FSP FAS 157-4 is effective for us on June 30, 2009. We are currently evaluating the possible effect of this standard on our consolidated financial statements.
     Postretirement Benefits. In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (FSP FAS 132(R)-1). FSP FAS 132(R)-1 contains amendments to FASB Statement 132(R) that are intended to improve disclosures of postretirement benefit plan assets. This FSP requires; (i) increased disclosure on how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (ii) the major categories of plan assets; (iii) the inputs and valuation techniques used to measure the fair value of plan assets; (iv) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and (v) significant concentrations of risk within plan assets. FSP FAS 132(R)-1 is effective for us on September 30, 2010. We are currently evaluating the possible effect of this standard on our consolidated financial statements.
     Other. In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for us on October 1, 2009. We are currently evaluating the possible effect of this standard on our consolidated financial statements.

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

WGL Holdings, Inc.
(In thousands)	Mar. 31, 2009	Sept. 30, 2008

Accounts payable — trade	$229,627	$204,283
Employee benefits and payroll accruals	17,371	22,823
Other accrued liabilities	33,301	16,017

Total	$280,299	$243,123

Washington Gas Light Company
(In thousands)	Mar. 31, 2009	Sept. 30, 2008

Accounts payable — trade	$128,691	$131,630
Employee benefits and payroll accruals	16,541	20,631
Other accrued liabilities	29,733	13,799

Total	$174,965	$166,060

NOTE 3. SHORT-TERM DEBT

     WGL Holdings and Washington Gas satisfy their short-term financing requirements through the sale of commercial paper or through bank borrowings. Due to the seasonal nature of the regulated utility and retail energy-marketing segments, short-term financing requirements can vary significantly during the year. We maintain revolving credit agreements to support our outstanding commercial paper and to permit short-term borrowing flexibility. Our policy is to maintain bank credit facilities in an amount equal to or greater than our expected maximum commercial paper position. The following is a summary of our committed credit available at March 31, 2009.

Committed Credit Available (In millions)
Committed credit agreements	WGL Holdings	Washington Gas

Unsecured revolving credit facility, expires August 3, 2012 (a)	$400.0	$300.0
Unsecured credit agreement, expires May 27, 2009	—	75.0
Unsecured credit agreement, expires May 29, 2009	—	15.0
Unsecured credit agreement, expires September 19, 2009	—	10.0

Total committed credit agreements	$400.0	$400.0
Less: Commercial Paper	(127.5)	(3.9)

Net committed credit available	$272.5	$396.1

(a)	Both WGL Holdings and Washington Gas have the right to request extensions with the banks’ approval. WGL Holdings’ revolving credit facility permits it to borrow an additional $50 million, with the banks’ approval, for a total of $450 million. Washington Gas’s revolving credit facility permits it to borrow an additional $100 million, with the banks’ approval, for a total of $400 million.
     At March 31, 2009 and September 30, 2008, WGL Holdings and its subsidiaries had outstanding notes payable in the form of commercial paper and bank loans from revolving credit facilities of $131.4 million and $271.0 million, respectively, at a weighted average interest rate of 0.58% and 2.92%, respectively. At March 31, 2009 and September 30, 2008, the weighted average interest rate on Washington Gas’s borrowings was 0.28% and 2.75%, respectively.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     Of the outstanding notes payable balance at March 31, 2009, $127.5 million and $3.9 million was commercial paper issued by WGL Holdings and Washington Gas, respectively. As of March 31, 2009, there were no outstanding borrowings under WGL Holdings or Washington Gas’s credit agreements. Of the outstanding notes payable balance at September 30, 2008, $23.0 million and $231.0 million was commercial paper issued by WGL Holdings and Washington Gas, respectively. As of September 30, 2008, WGL Holdings had $17.0 million in outstanding borrowings under its revolving credit facility and there were no outstanding borrowings under Washington Gas’s credit agreements.
NOTE 4. LONG-TERM DEBT

     UNSECURED MEDIUM-TERM NOTES
     Washington Gas issues unsecured Medium-Term Notes (MTNs) with individual terms regarding interest rates, maturities and call or put options. These notes can have maturity dates of one or more years from the date of issuance. At March 31, 2009, Washington Gas had the capacity, under a shelf registration that was declared effective by the Securities and Exchange Commission on June 8, 2006, to issue up to $200.0 million of additional MTNs. At March 31, 2009 and September 30, 2008, outstanding MTNs were $689.0 million and $664.0 million, respectively. At March 31, 2009 and September 30, 2008, the weighted average interest rate on all outstanding MTNs was 5.96% and 5.95%, respectively.
     In October 2008, Washington Gas retired $25.0 million of 5.49% MTNs. On December 5, 2008, Washington Gas issued $50.0 million of 7.46% fixed rate MTNs due December 5, 2018. Proceeds from this MTN were used by Washington Gas to replace matured MTNs and for general corporate purposes, including funding capital expenditures and working capital needs, and repaying commercial paper.
     In the latter half of fiscal year 2009, $50 million of MTNs will mature and may be repaid by proceeds from the sale of new MTNs, the sale of commercial paper, bank loans or a combination of those sources of funds. Washington Gas maintains adequate access to capital markets to meet its liquidity requirements.
NOTE 5. COMMON SHAREHOLDERS’ EQUITY

     The tables below reflect the components of “Common shareholders’ equity” for WGL Holdings and Washington Gas as of March 31, 2009 and September 30, 2008.

WGL Holdings, Inc.
Components of Common Shareholders’ Equity
(In thousands, except shares)	Mar. 31, 2009	Sept. 30, 2008

Common stock, no par value, 120,000,000 shares authorized, 50,141,229 and 49,916,883 shares issued, respectively	$514,440	$507,105
Paid-in capital	12,202	14,398
Retained earnings	622,298	527,812
Accumulated other comprehensive loss, net of taxes	(1,654)	(1,751)

Total	$1,147,286	$1,047,564

Washington Gas Light Company
Components of Common Shareholder’s Equity
(In thousands, except shares)	Mar. 31, 2009	Sept. 30, 2008

Common stock, $1 par value, 80,000,000 shares authorized, 46,479,536 shares issued	$46,479	$46,479
Paid-in capital	467,795	467,761
Retained earnings	516,244	422,560
Accumulated other comprehensive loss, net of taxes	(1,654)	(1,751)

Total	$1,028,864	$935,049

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
NOTE 6. COMPREHENSIVE INCOME

     The tables below reflect the components of “Comprehensive income” for the three and six months ended March 31, 2009 and 2008 for WGL Holdings and Washington Gas. Items that are excluded from “Net income” and charged directly to “Common shareholders’ equity” are recorded in “Other comprehensive income, net of taxes.” The amount of “Accumulated other comprehensive loss, net of taxes” is included in “Common shareholders’ equity” (refer to Note 5—Common Shareholders’ Equity).

WGL Holdings, Inc.
Components of Comprehensive Income
	Three Months Ended		Six Months Ended
	March 31,		March 31,

(In thousands)	2009	2008	2009	2008

Net income applicable to common stock	$75,070	$81,038	$129,695	$128,235
Other comprehensive income, net of taxes (a)	48	80	97	198

Comprehensive income	$75,118	$81,118	$129,792	$128,433

(a)	Amounts relate to postretirement benefits.

Washington Gas Light Company
Components of Comprehensive Income
	Three Months Ended		Six Months Ended
	March 31,		March 31,

(In thousands)	2009	2008	2009	2008

Net income before preferred stock dividends	$75,511	$78,076	$129,439	$122,376
Other comprehensive income, net of taxes (a)	48	80	97	198

Comprehensive income	$75,559	$78,156	$129,536	$122,574

(a)	Amounts relate to postretirement benefits.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
NOTE 7. EARNINGS PER SHARE

     Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS assumes the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period unless the effect of such issuance would be anti-dilutive. The following table reflects the computation of our basic and diluted EPS for WGL Holdings for the three and six months ended March 31, 2009 and 2008.

Basic and Diluted EPS
	Net		Per Share
(In thousands, except per share data)	Income	Shares	Amount

Three Months Ended March 31, 2009
Basic EPS	$75,070	50,130	$1.50

Stock-based compensation plans	—	290

Diluted EPS	$75,070	50,420	$1.49

Three Months Ended March 31, 2008
Basic EPS	$81,038	49,462	$1.64

Stock-based compensation plans	—	319

Diluted EPS	$81,038	49,781	$1.63

Six Months Ended March 31, 2009
Basic EPS	$129,695	50,071	$2.59

Stock-based compensation plans	—	238

Diluted EPS	$129,695	50,309	$2.58

Six Months Ended March 31, 2008
Basic EPS	$128,235	49,437	$2.59

Stock-based compensation plans	—	274

Diluted EPS	$128,235	49,711	$2.58

     For the three and six months ended March 31, 2009, we had weighted average outstanding stock options totaling approximately 241,000 and 469,000 shares, respectively, which were not included in the calculation of diluted EPS as their effect would be anti-dilutive. For the three and six months ended March 31, 2008, we did not exclude any weighted average outstanding stock options from the calculation of diluted EPS.
NOTE 8. DERIVATIVE AND WEATHER-RELATED INSTRUMENTS

     DERIVATIVE INSTRUMENTS
     To the extent that the information below is being disclosed under the requirements of SFAS No. 161, no prior period information is presented. Under the standard, only information after the date of implementation, January 1, 2009, is required to be disclosed. Therefore, only March 31, 2009 balances are being disclosed for the balance sheet information and, only activity for the three months ended March 31, 2009 is being disclosed for the income statement information.
     Regulated Utility Operations
     Washington Gas enters into contracts related to the sale and purchase of natural gas that qualify as derivative instruments and are accounted for under SFAS No. 133. These derivative instruments are recorded at fair value on our balance sheet and Washington Gas does not designate any derivatives as hedges under SFAS No. 133. Washington Gas’s derivative contracts relate to: (i) Washington Gas’s asset optimization program and (ii) managing price risk associated with the purchase of gas to serve utility customers.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     Asset Optimization. Washington Gas optimizes the value of its long-term natural gas transportation and storage capacity resources during periods when these resources are not being used to physically serve utility customers. Specifically, Washington Gas utilizes: (i) its transportation capacity assets to benefit from favorable natural gas price differentials between different geographic locations and (ii) its storage capacity assets to benefit from favorable natural gas price differentials between different time periods. As part of this asset optimization program, Washington Gas enters into physical and financial derivative transactions in the form of forwards, swaps and option contracts to lock-in operating margins that Washington Gas will ultimately realize. Regulatory sharing mechanisms in all three jurisdictions allow the profit from these transactions to be shared between Washington Gas’s shareholders and customers; therefore, any changes in fair value are recorded through earnings, or as regulatory assets or liabilities, to the extent that gains and losses associated with these derivative instruments will be included in the rates charged to customers, respectively. The derivatives used under this program are subject to mark-to-market accounting treatment. This treatment may cause significant period-to-period volatility in earnings from unrealized gains and losses associated with these valuation changes for the portion of net profits to be retained for shareholders; however, this volatility does not change the locked-in operating margins that Washington Gas will ultimately realize from these transactions. In accordance with EITF Issue No. 02-3, Issues involved in Accounting for Derivative Contracts held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities (EITF 02-3), all physically and financially settled contracts under our asset optimization program are reported on a net basis in the statements of income in “Utility cost of gas”. Total net margins recorded to “Utility cost of gas” after sharing and management fees associated with all asset optimization transactions for the three months ended March 31, 2009 were $4.8 million.
     Other Risk Management Activities. Additionally, as a part of managing price risk associated with its natural gas supply to utility customers, Washington Gas enters into forward contracts, option contracts, financial swap contracts and other contracts that are accounted for as derivative instruments. Any gains and losses associated with these derivatives are recorded as regulatory liabilities or assets, respectively, to reflect the rate treatment for these economic hedging activities.
     Non-Utility Operations
     Our non-regulated retail energy-marketing subsidiary, WGEServices, also enters into certain derivative contracts as part of managing the price risk associated with the sale and purchase of natural gas and electricity to its retail customers. These derivatives may cause significant period-to-period volatility in earnings; however, this volatility will not change the operating margins that WGEServices will ultimately realize from the sales to its customers. Derivative instruments are recorded at fair value on our consolidated balance sheets. WGEServices does not designate these derivatives as hedges under SFAS No. 133; therefore, changes in the fair value of these derivative instruments are reflected in the earnings of our retail energy-marketing segment.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     Consolidated Operations
     Reflected in the tables below is information for WGL Holdings as well as Washington Gas. The information for WGL Holdings includes derivative instruments for both Washington Gas and WGEServices.
     At March 31, 2009, the absolute notional amounts of our derivatives are as follows:
Absolute Notional Amounts
of Open Positions on Derivative instruments

	Notional Amounts

(In millions)	WGL Holdings	Washington Gas

Derivative transactions
Natural Gas (in therms)
Asset Optimization	1,556.4	1,556.4
Retail sales	11.0	—
Other risk-management activities	502.0	300.0
Electricity (in kWhs)
Retail sales	694.0	—
Other risk-management activities	1,962.0	—

     The following tables present the balance sheet classification for all derivative instruments.
WGL Holdings, Inc.
Balance Sheet Classification of Derivative Instruments
As of March 31, 2009

	Derivative	Derivative	Netting of
(In millions)	Assets	Liabilities	Collateral	Total

Balance Sheet location
Other current assets	$25.4	$(9.4)	$—	$16.0
Deferred charges and other assets—other	31.2	(23.1)	—	8.1
Other current liabilities	12.2	(37.3)	1.3	(23.8)
Deferred credits — other	2.5	(18.3)	(0.6)	(16.4)

Total	$71.3	$(88.1)	$0.7	$(16.1)

Washington Gas Light Company
Balance Sheet Classification of Derivative Instruments
As of March 31, 2009

	Derivative	Derivative	Netting of
(In millions)	Assets	Liabilities	Collateral	Total

Balance Sheet location
Other current assets	$19.3	$(9.4)	$—	$9.9
Deferred charges and other assets—other	30.1	(23.0)	—	7.1
Other current liabilities	11.2	(15.0)	—	(3.8)
Deferred credits — other	2.4	(13.0)	—	(10.6)

Total	$63.0	$(60.4)	$—	$2.6

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     The following tables present all gains and losses associated with derivative instruments for the three months ended March 31, 2009.
Gains and Losses on Derivative Instruments
Three Months Ended March 31, 2009

(In millions)	WGL Holdings	Washington Gas

Recorded to income
Operating revenues — non-utility	$(6.0)	$—
Utility cost of gas	4.5	4.5
Non-utility cost of energy-related sales	(13.1)	—
Recorded to regulatory assets — gas costs	(6.7)	(6.7)

Total	$(21.3)	$(2.2)

     Certain of Washington Gas’s derivative instruments contain contract provisions that would require collateral to be posted if the credit rating of Washington Gas’s debt falls below certain levels. Similarly, certain of WGEServices derivative instruments contain contract provisions that require collateral to be posted if the credit rating of WGL Holdings falls below certain levels. At March 31, 2009, WGEServices’ had posted $0.7 million of collateral related to its derivative liabilities that contained credit-related contingent features. Washington Gas was not required to post any collateral at March 31, 2009. The following table shows the aggregate fair value of all derivative instruments with credit-related contingent features that are in a liability position, as well as the maximum amount of collateral that would be required to be posted related to the net fair value of our derivative instruments if the most intrusive credit-risk-related contingent features underlying these agreements were triggered on March 31, 2009.
Potential Collateral Requirements for Derivative Liabilities
with Credit-risk-Contingent Features

(In millions)	WGL Holdings	Washington Gas

Derivative liabilities with credit-risk-contingent features	$60.5	$40.7
Maximum potential collateral requirements	18.2	1.4

     Neither Washington Gas nor WGEServices enters into derivative contracts for speculative purposes.
     Concentration of Credit Risk
     Both Washington Gas and WGEServices are exposed to credit risk associated with agreements with wholesale counterparties that are accounted for as derivative instruments. We have credit policies in place that are designed to mitigate credit risk associated with wholesale counterparties through a requirement for credit enhancements including, but not limited to, letters of credit, parent guarantees and cash collateral when deemed necessary. For certain counterparties or their guarantors that meet this policy’s credit worthiness criteria, both Washington Gas and WGEServices grant unsecured credit which is continuously monitored. Additionally, our agreements with wholesale counterparties contain netting provisions which allow the receivable and payable exposure to/from each counterparty to be offset. At March 31, 2009, three counterparties each represented over 10% of Washington Gas’s credit exposure to wholesale derivative counterparties, for a total credit risk of $17.0 million related to those three counterparties. WGEServices did not have any significant concentrations of credit risk associated with its wholesale counterparties at March 31, 2009.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     WEATHER-RELATED INSTRUMENTS
     Regulated Utility Operations
     On October 1, 2008, Washington Gas purchased and sold heating degree day (HDD) derivatives to protect against variations from normal weather in the District of Columbia from October 1, 2008 through September 30, 2009. During fiscal year 2008, Washington Gas had weather insurance to protect against warmer-than normal weather in the District of Columbia.
     Our weather protection instruments are accounted for under EITF Issue No. 99-2, Accounting for Weather Derivatives. Benefits or losses are recognized to the extent actual HDDs are less than or greater than the contracted HDDs. The cost of our weather-related instruments is amortized based on the pattern of normal HDDs over the coverage period. The expenses or benefits that are derived from our weather-related instruments are not considered in establishing the retail rates of Washington Gas.
     During the three and six months ended March 31, 2009, Washington Gas recorded a pre-tax loss of $1.3 million and $3.1 million including amortization expense, respectively, related to its weather derivatives as a result of colder-than-normal weather. For the three and six months ended March 31, 2008, Washington Gas recorded a benefit, net of premium costs, of $542,000 and $659,000, respectively, related to its insurance policy as a result of the warmer-than-normal weather experienced in that period. Benefits and expenses associated with Washington Gas’s weather-related instruments are recorded to “Operation and maintenance” expense.
     Non-Utility Operations
     WGEServices utilizes weather-related derivatives for managing the financial effects of weather risks. These derivatives cover a portion of WGEServices’ estimated revenue or energy-related cost exposure to variations in heating or cooling degree days. These contracts may pay WGEServices a fixed-dollar amount for every degree day over or under specific levels during the calculation period depending upon the type of contract executed. Similar to Washington Gas’s weather instruments, these contracts are accounted for under the guidelines in EITF Issue No. 99-2. For the three and six months ended March 31, 2009, WGEServices recorded pre-tax amortization expense of $802,000 and $1.3 million, respectively, related to these derivatives. For the three and six months ended March 31, 2008, WGEServices recorded pre-tax accrued benefits, net of premium costs of $539,000 and $136,000, respectively, related to these derivatives.
NOTE 9. FAIR VALUE MEASUREMENTS

     Effective October 1, 2008, we adopted SFAS No. 157 for our financial assets and liabilities that are required to be measured at fair value on a recurring basis. These financial assets and liabilities primarily consist of energy-related derivatives recorded on our balance sheet under SFAS No. 133 as well as long-term debt and preferred stock outstanding that are required to be disclosed at fair value on an annual basis. Under SFAS No. 157, fair value is defined as the exit price, representing the amount that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To value our financial instruments, we use market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about credit risk (both our own credit risk and the counterparty’s credit risk) and the risks inherent in the inputs to our valuation technique, the income approach.
     We enter into derivative contracts in the over-the-counter (OTC) wholesale and retail markets. These markets are the principal markets for the respective wholesale and retail contracts. We have determined that all of our existing counterparties and others who have participated in energy transactions at our delivery points are the relevant market participants. These participants have access to the same market data as WGL Holdings. We value our derivative contracts based on an “in-exchange” premise and valuations are generally based on pricing service data or indicative broker quotes depending on the market location. We measure the net credit exposure at a counterparty level where the right to set-off exists. The net exposure is determined using the mark-to-market exposure adjusted for collateral, letters of credit and parent guarantees. We use published default rates from Standard & Poor’s Ratings Services and Moody’s Investors Service as inputs for the determination of credit adjustments.
     SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of the fair value hierarchy under SFAS No. 157 are described below:
     Level 1. Level 1 of the fair value hierarchy consists of assets or liabilities that are valued using observable inputs based upon unadjusted quoted prices in active markets for identical assets or liabilities at the reporting date. Level 1 assets and liabilities primarily include exchange traded derivatives and securities. At March 31, 2009, we do not have any financial assets or liabilities in this category.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     Level 2. Level 2 of the fair value hierarchy consists of assets or liabilities that are valued using directly or indirectly observable inputs that are corroborated with market data or based on exchange traded market data. Level 2 includes fair values based on industry-standard valuation techniques that consider various assumptions including: (i) quoted forward prices for commodities, including the use of mid-market pricing within a bid/ask spread; (ii) discount rates; (iii) implied volatility and (iv) other economic factors. Substantially all of these assumptions are observable throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the relevant market. At March 31, 2009, level 2 financial assets and liabilities included non-exchange traded energy-related derivatives such as financial swaps and options and physical forward contracts for deliveries at active market locations.
     Level 3. Level 3 of the fair value hierarchy consists of assets or liabilities that are valued using significant unobservable inputs at the reporting date. These unobservable assumptions reflect our assumptions about estimates that market participants would use in pricing the asset or liability, including historical volatility and pricing data when delivery is to inactive market locations. These inputs may be used with industry standard valuation methodologies that result in our best estimate of fair value for the assets or liabilities at the reporting date. At March 31, 2009, OTC derivative assets and liabilities in this category included: (i) physical contracts valued with significant basis adjustments to observable market data when delivery is to inactive market locations; (ii) long-dated positions where observable pricing is not available over the life of the contract; (iii) contracts valued using historical volatility assumptions and (iv) valuations using indicative broker quotes for inactive market locations.
     The following table sets forth financial instruments recorded at fair value on a recurring basis as of March 31, 2009. A financial instrument’s classification within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy.
Fair Value Measurements Under the Fair Value Hierarchy at March 31, 2009
Energy-Related Derivative Assets and Liabilities

(In millions)	WGL Holdings		Washington Gas
	Assets	Liabilities	Assets	Liabilities

Level 1	$—	$—	$—	$—
Level 2	39.1	(45.4)	37.4	(27.7)
Level 3	32.2	(42.7)	25.6	(32.7)
Counterparty and cash collateral netting	(47.2)	47.9	(46.0)	46.0

Total	$24.1	$(40.2)	$17.0	$(14.4)

     The following table is a summary of the changes in the fair value of our energy-related derivative assets (liabilities) that are measured at net fair value on a recurring basis in accordance with SFAS No. 157 using significant Level 3 inputs during the three month period ended March 31, 2009.
Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs

(In millions)	WGL Holdings	Washington Gas

Balance at January 1, 2009	$(2.2)	$(6.7)
Realized and unrealized gains (losses)
Recorded to income	(14.3)	1.6
Recorded to regulatory assets — gas costs	(2.6)	(2.6)
Transfers in and/or out of Level 3	—	—
Purchases and settlements, net	8.6	0.6

Balance at March 31, 2009	$(10.5)	$(7.1)

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     The following table is a summary of the changes in the fair value of our energy-related derivative assets (liabilities) that are measured at net fair value on a recurring basis in accordance with SFAS No. 157 using significant Level 3 inputs during the six month period ended March 31, 2009.
Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs

(In millions)	WGL Holdings	Washington Gas

Balance at October 1, 2008	$(9.1)	$(17.0)
Realized and unrealized gains (losses)
Recorded to income	(11.7)	6.3
Recorded to regulatory assets — gas costs	2.0	2.0
Transfers in and/or out of Level 3	—	—
Purchases and settlements, net	8.3	1.6

Balance at March 31, 2009	$(10.5)	$(7.1)

     The table below sets forth the line items on the Statements of Income of the amounts recorded to income for the three and six months ended March 31, 2009, related to fair value measurements using significant level 3 inputs.
Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements

	Three Months Ended		Six Months Ended
	March 31, 2009		March 31, 2009
(In millions)	WGL Holdings	Washington Gas	WGL Holdings	Washington Gas

Operating revenues — non-utility	$(6.0)	$—	$(1.5)	$—
Utility cost of gas	1.6	1.6	6.3	6.3
Non-utility cost of energy-related sales	(9.9)	—	(16.5)	—

Total	$(14.3)	$1.6	$(11.7)	$6.3

     Unrealized gains (losses) for the three and six months ended March 31, 2009 attributable to derivative assets and liabilities measured using significant Level 3 inputs at March 31, 2009 were recorded as follows:
Unrealized Gains (Losses) Recorded for Level 3 Measurements

	Three Months Ended		Six Months Ended
	March 31, 2009		March 31, 2009
(In millions)	WGL Holdings	Washington Gas	WGL Holdings	Washington Gas

Recorded to income
Operating revenues — non-utility	$3.6	$—	$4.9	$—
Utility cost of gas	2.3	2.3	7.4	7.4
Non-utility cost of energy-related sales	(6.3)	—	(10.1)	—
Recorded to regulatory assets — gas costs	(2.0)	(2.0)	3.1	3.1

Total	$(2.4)	$0.3	$5.3	$10.5

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
NOTE 10. OPERATING SEGMENT REPORTING

     We identify and report on operating segments under the “management approach.” Our chief operating decision maker is our Chief Operating Officer. Operating segments comprise revenue-generating components of an enterprise for which we produce separate financial information internally that we regularly use to make operating decisions and assess performance. We report three operating segments: (i) regulated utility, (ii) retail energy-marketing and (iii) design-build energy systems.
     With approximately 90% of WGL Holdings’ consolidated total assets, the regulated utility segment is our core business and comprises Washington Gas and Hampshire. The regulated utility segment, through Washington Gas, provides regulated gas distribution services (including the sale and delivery of natural gas, meter reading, responding to customer inquiries, bill preparation and the construction and maintenance of its natural gas distribution system) to customers primarily in the District of Columbia and the surrounding metropolitan areas in Maryland and Virginia. In addition to the regulated operations of Washington Gas, the regulated utility segment includes the operations of Hampshire, an underground natural gas storage company that is regulated under a cost of service tariff by the Federal Energy Regulatory Commission (FERC) and provides services exclusively to Washington Gas.
     Through WGEServices, the retail energy-marketing segment sells natural gas and electricity directly to retail customers, both inside and outside of Washington Gas’s traditional service territory, in competition with regulated utilities and unregulated gas and electricity marketers.
     Through WGESystems, the design-build energy systems segment provides design-build energy efficient and sustainable solutions to government and commercial clients under construction contracts.
     Transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our three operating segments, are aggregated as “Other Activities” and included as part of non-utility operations as presented below in the Operating Segment Financial Information.
     The same accounting policies applied in preparing our consolidated financial statements also apply to the reported segments. While net income or loss is the primary criterion for measuring a segment’s performance, we also evaluate our operating segments based on other relevant factors, such as penetration into their respective markets and return on equity. The following tables present operating segment information for the three and six months ended March 31, 2009 and 2008.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

Operating Segment Financial Information
		Non-Utility Operations
	Regulated	Retail Energy-	Design-Build
(In thousands)	Utility	Marketing	Energy Systerms	Other Activities	Eliminations	Consolidated

Three Months Ended March 31, 2009

Operating Revenues (a)	$651,127	$389,138	$9,338	$15	$(8,730)	$1,040,888

Operating Expenses:
Cost of Energy-Related Sales	383,874	380,354	6,719	—	(8,730)	762,217
Operation	57,474	8,454	643	1,390	—	67,961
Maintenance	10,478	—	—	—	—	10,478
Depreciation and Amortization	24,011	220	14	—	—	24,245
General Taxes and Other Assessments:
Revenue Taxes	24,877	169	—	—	—	25,046
Other	15,308	859	34	8	—	16,209

Total Operating Expenses	516,022	390,056	7,410	1,398	(8,730)	906,156

Operating Income (Loss)	135,105	(918)	1,928	(1,383)	—	134,732
Other Income (Expenses)—Net	612	28	28	314	(222)	760
Interest Expense	11,240	221	(1)	237	(222)	11,475
Dividends on Washington Gas Preferred Stock	330	—	—	—	—	330
Income Tax Expense (Benefit)	48,772	(444)	756	(467)	—	48,617

Net Income (Loss) Applicable to Common Stock	$75,375	$(667)	$1,201	$(839)	$—	$75,070

Total Assets	$3,036,325	$353,280	$26,184	$153,266	$(191,752)	$3,377,303

Capital Expenditures/Investments	$34,187	$188	$8	$(1)	$—	$34,382

Three Months Ended March 31, 2008

Operating Revenues (a)	$677,749	$343,509	$5,146	$(9)	$(6,358)	$1,020,037

Operating Expenses:
Cost of Energy-Related Sales	417,136	329,602	4,334	—	(6,358)	744,714
Operation	51,560	6,347	469	1,029	—	59,405
Maintenance	11,431	—	—	—	—	11,431
Depreciation and Amortization	23,134	199	12	—	—	23,345
General Taxes and Other Assessments:
Revenue Taxes	21,593	154	—	—	—	21,747
Other	13,514	835	29	8	—	14,386

Total Operating Expenses	538,368	337,137	4,844	1,037	(6,358)	875,028

Operating Income (Loss)	139,381	6,372	302	(1,046)	—	145,009
Other Income (Expenses)—Net	428	(6)	107	489	(458)	560
Interest Expense	11,362	453	—	596	(458)	11,953
Dividends on Washington Gas Preferred Stock	330	—	—	—	—	330
Income Tax Expense (Benefit)	50,145	2,357	158	(412)	—	52,248

Net Income (Loss) Applicable to Common Stock	$77,972	$3,556	$251	$(741)	$—	$81,038

Total Assets	$2,998,099	$259,327	$16,825	$63,854	$(113,332)	$3,224,773

Capital Expenditures/Investments	$31,419	$—	$60	$—	$—	$31,479

(a)	Operating revenues are reported gross of revenue taxes. Revenue taxes of both the regulated utility and the retail energy-marketing segments include gross receipt taxes. Revenue taxes of the regulated utility segment also include PSC fees, franchise fees and energy taxes.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

Operating Segment Financial Information
		Non-Utility Operations
	Regulated	Retail Energy-	Design-Build
(In thousands)	Utility	Marketing	Energy Systerms	Other Activities	Eliminations	Consolidated

Six Months Ended March 31, 2009

Operating Revenues (a)	$1,181,767	$682,983	$19,116	$(1)	$(16,889)	$1,866,976

Operating Expenses:
Cost of Energy-Related Sales	698,817	665,293	14,018	—	(16,889)	1,361,239
Operation	108,567	15,285	1,794	1,998	—	127,644
Maintenance	21,129	—	—	—	—	21,129
Depreciation and Amortization	47,871	427	28	—	—	48,326
General Taxes and Other Assessments:
Revenue Taxes	42,155	298	—	—	—	42,453
Other	27,613	1,537	63	16	—	29,229

Total Operating Expenses	946,152	682,840	15,903	2,014	(16,889)	1,630,020

Operating Income (Loss)	235,615	143	3,213	(2,015)	—	236,956
Other Income (Expenses)—Net	380	38	103	764	(508)	777
Interest Expense	23,025	511	(1)	627	(508)	23,654
Dividends on Washington Gas Preferred Stock	660	—	—	—	—	660
Income Tax Expense (Benefit)	83,218	(113)	1,284	(665)	—	83,724

Net Income (Loss) Applicable to Common Stock	$129,092	$(217)	$2,033	$(1,213)	$—	$129,695

Total Assets	$3,036,325	$353,280	$26,184	$153,266	$(191,752)	$3,377,303

Capital Expenditures/Investments	$64,579	$1,355	$22	$—	$—	$65,956

Six Months Ended March 31, 2008

Operating Revenues (a)	$1,142,177	$628,776	$9,560	$(14)	$(8,836)	$1,771,663

Operating Expenses:
Cost of Energy-Related Sales	685,415	601,479	8,000	—	(8,836)	1,286,058
Operation	102,427	12,668	853	1,796	—	117,744
Maintenance	21,941	—	—	—	—	21,941
Depreciation and Amortization	47,180	398	22	—	—	47,600
General Taxes and Other Assessments:
Revenue Taxes	37,046	291	—	—	—	37,337
Other	24,396	1,574	52	17	—	26,039

Total Operating Expenses	918,405	616,410	8,927	1,813	(8,836)	1,536,719

Operating Income (Loss)	223,772	12,366	633	(1,827)	—	234,944
Other Income (Expenses)—Net	964	(6)	221	995	(1,026)	1,148
Interest Expense	23,513	1,017	—	1,186	(1,026)	24,690
Dividends on Washington Gas Preferred Stock	660	—	—	—	—	660
Income Tax Expense (Benefit)	78,389	4,506	330	(718)	—	82,507

Net Income (Loss) Applicable to Common Stock	$122,174	$6,837	$524	$(1,300)	$—	$128,235

Total Assets	$2,998,099	$259,327	$16,825	$63,854	$(113,332)	$3,224,773

Capital Expenditures/Investments	$61,376	$70	$143	$—	$—	$61,589

(a)	Operating revenues are reported gross of revenue taxes. Revenue taxes of both the regulated utility and the retail energy-marketing segments include gross receipt taxes. Revenue taxes of the regulated utility segment also include PSC fees, franchise fees and energy taxes.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
NOTE 11. RELATED PARTY TRANSACTIONS

     WGL Holdings and its subsidiaries engage in transactions among each other during the ordinary course of business. Intercompany transactions and balances have been eliminated from the consolidated financial statements of WGL Holdings. Washington Gas provides accounting, treasury, legal and other administrative and general support to affiliates, and files consolidated tax returns that include affiliated taxable transactions. The actual costs of these services are billed to the appropriate affiliates and, to the extent such billings are not yet paid, they are reflected in “Receivables from associated companies” on Washington Gas’s balance sheets. Washington Gas assigns or allocates these costs directly to its affiliates and, therefore, does not recognize revenues or expenses associated with providing these services.
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
     At March 31, 2009 and September 30, 2008, the Washington Gas Balance Sheets reflected a receivable from associated companies of $2.5 million and $4.6 million, respectively. At March 31, 2009 and September 30, 2008, the Washington Gas Balance Sheets reflected a payable to associated companies of $52.8 million and $22.7 million, respectively, related to the activities described above.
     Additionally, Washington Gas provides gas balancing services related to storage, injections, withdrawals and deliveries to all energy marketers participating in the sale of natural gas on an unregulated basis through the customer choice programs that operate in its service territory. These balancing services include the sale of natural gas supply commodities related to various peaking arrangements contractually supplied to Washington Gas and then partially allocated and assigned by Washington Gas to the energy marketers, including WGEServices. Washington Gas records revenues for these balancing services pursuant to tariffs approved by the appropriate regulatory bodies. In conjunction with such services and the related sales and purchases of natural gas, Washington Gas charged WGEServices, an affiliated energy marketer, $8.7 million and $6.4 million for the three months ended March 31, 2009 and 2008, respectively. In the six months ended March 31, 2009 and 2008, the charges were $16.9 million and $8.8 million, respectively. These related party amounts have been eliminated in the consolidated financial statements of WGL Holdings.
     As a result of these balancing services, an imbalance is created for volumes of natural gas received by Washington Gas that are not equal to the volumes of natural gas delivered to customers of the energy marketers. WGEServices has recognized an accounts receivable from Washington Gas in the amount of $18.6 million and $5.4 million at March 31, 2009 and September 30, 2008, respectively, related to an imbalance in gas volumes. Due to regulatory requirements, these receivables are not eliminated in the consolidated financial statements of WGL Holdings. These imbalances are typically settled by adjusting natural gas deliveries in subsequent periods.
NOTE 12. COMMITMENTS AND CONTINGENCIES

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
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     District of Columbia Jurisdiction
     Recovery of Heavy Hydrocarbon (HHC) Costs. On May 1, 2006, Washington Gas filed two tariff applications with the Public Service Commission of the District of Columbia (PSC of DC) requesting approval of proposed revisions to the balancing charge provisions of its firm and interruptible delivery service tariffs that would permit the utility to recover from its delivery service customers the costs of HHCs that are being injected into Washington Gas's natural gas distribution system. Washington Gas had been recovering the costs of HHCs from sales customers in the District of Columbia through its Purchased Gas Charge (PGC) provision in this jurisdiction. On October 2, 2006, the PSC of DC issued an order rejecting Washington Gas’s proposed tariff revisions until the Public Service Commission of Maryland (PSC of MD) issued a final order related to this matter. On October 12, 2006, Washington Gas filed a Motion for Clarification requesting that the PSC of DC affirm that Washington Gas can continue collecting HHC costs from sales customers through its PGC provision or to record such HHC costs incurred as a regulatory asset pending a ruling by the PSC of DC on future cost recovery. On May 11, 2007, the PSC of DC directed Washington Gas to cease prospective recovery of the cost of HHCs through the PGC provision, with future HHC costs to be recorded as a “pending” regulatory asset. On November 16, 2007 the PSC of MD issued a Final Order in the relevant case supporting full recovery of the HHC costs in Maryland. On March 25, 2008, the PSC of DC issued an order stating that the consideration of Washington Gas’s HHC strategy will move forward and directed interested parties to submit filings reflecting a proposed procedural schedule. On June 6, 2008, Washington Gas and the District of Columbia Office of the People's Counsel filed a joint response to the order proposing a procedural schedule and a list of issues for consideration in the case. The PSC of DC adopted the proposed issues list and approved a procedural schedule. Washington Gas and other parties subsequently filed comments, conducted discovery and the parties filed reply comments. On April 30, 2009, the PSC ruled that there were unresolved issues and directed that they should be addressed in evidentiary hearings. The PSC issued an order establishing a procedural schedule to address these unresolved issues in the case. Initial testimony from all parties is due May 29, 2009, and hearings are scheduled for July 28-30, 2009. As of March 31, 2009 Washington Gas has incurred cumulative total HCC costs of $1.5 million and recovered approximately $500,000 of these HHC costs and approximately $500,000 is deferred as a regulatory asset subject to the outcome of the most recent PSC of DC order. We believe the Company will receive a supportive order for recovery of these HHC costs.
     Maryland Jurisdiction
     Order on Previously Disallowed Purchased Gas Charges. Each year, the PSC of MD reviews the annual gas costs collected from customers in Maryland to determine if Washington Gas’s purchased gas costs are reasonable. On March 14, 2006, in connection with the PSC of MD’s annual review of Washington Gas’s gas costs that were billed to customers in Maryland from September 2003 through August 2004, a Hearing Examiner of the PSC of MD issued a proposed order approving purchased gas charges of Washington Gas for the twelve-month period ended August 2004, except for $4.6 million (pre-tax) of such charges that the Hearing Examiner recommended be disallowed because, in the opinion of the Hearing Examiner, they were not reasonably incurred. As a result, during the fiscal year ended September 30, 2006, Washington Gas accrued a liability of $4.6 million (pre-tax) related to the proposed disallowance of these purchased gas charges.
     Washington Gas filed appeals with the PSC of MD asserting that the Hearing Examiner’s recommendation was without merit. On February 5, 2009, the PSC of MD issued an Order that granted the appeal and reversed the findings of the Hearing Examiner. Accordingly, the gas costs at issue were deemed recoverable from rate payers. The PSC of MD’s Order concluded that the responsibility for recovery of these costs should be assigned to the specific group of customers associated with unbundled firm delivery service and directed Washington Gas to bill such costs to those customers over a 24-month period and to provide a credit to firm bundled sales customers over the same period. As a result of this Order, the liability recorded in fiscal year 2006 for this issue was reversed in the quarter ended December 31, 2008, and Washington Gas recorded income of $4.6 million (pre-tax) to “Operating revenues-utility.” On February 25, 2009, Washington Gas filed its compliance plan with the PSC of MD which outlined the plan for returning these funds to its firm sales customers, as well as collecting funds from firm delivery service customers beginning with Washington Gas’s May 2009 billing cycle and ending with its April 2011 billing cycle. On April 29, 2009, the PSC of MD approved the Company’s plan.
     Performance-Based Rate Plans
     In recent rate case proceedings in all jurisdictions, Washington Gas requested permission to implement Performance-Based Rate (PBR) plans that include performance measures for customer service and an Earnings Sharing Mechanism (ESM) that enables Washington Gas to share with shareholders and customers the earnings that exceed a target rate of return on equity.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     Effective October 1, 2007, the Virginia State Corporation Commission (SCC of VA) approved the implementation of a PBR plan through the acceptance of a settlement stipulation, which includes: (i) a four-year base rate freeze; (ii) service quality measures to be determined in conjunction with the staff of the SCC of VA and reported quarterly for maintaining a safe and reliable natural gas distribution system while striving to control operating costs; (iii) recovery of initial implementation costs associated with achieving Washington Gas’s business process outsourcing (BPO) initiatives over the four-year period of the PBR plan and (iv) an ESM that enables Washington Gas to share with shareholders and Virginia customers the earnings that exceed a target of 10.5 percent return on equity. The calculation of the ESM excludes $2.4 million of asset management revenues that are being refunded to customers as part of a new margin sharing agreement in Virginia. On an interim basis, we record the effects of the ESM based on year-to-date earnings in relation to estimated annual earnings as calculated for regulatory purposes. At March 31, 2009, Washington Gas had accrued a customer liability of $8.7 million for estimated sharing under the Virginia ESM related to fiscal year 2008 and the first half of fiscal year 2009. In accordance with the provisions of its VA tariff, the Company began crediting customers’ bills in April 2009 for the fiscal year 2008 estimated ESM liability. The total bill credits will be adjusted to reflect the final ESM liability established by the SCC of VA review of the staff recommendation.
     On May 4, 2009, the staff of the SCC of VA issued a report, commenting on the amount of the ESM liability that had been reported for the fiscal year ending September 30, 2008. Washington Gas will evaluate each item in the staff report and formulate a position to agree or to attempt to refute the individual staff position on the individual issues in the ESM calculation included in the staff report. The staff has acknowledged that the administrative rules allow for Washington Gas to make comments to be submitted to the Commission for a decision on the staff report. The overall difference between the staff position and the Company position is not material to the financial statements of Washington Gas.
     On November 16, 2007, the PSC of MD issued a Final Order in a rate case which established a phase-two proceeding to review Washington Gas’s request to implement a PBR plan and issues raised by the parties associated with Washington Gas’s BPO agreement. On September 4, 2008, a Proposed Order of Hearing Examiner was issued in this phase-two proceeding. Consistent with Washington Gas’s current accounting methodology, the Proposed Order approved 10-year amortization accounting for initial implementation costs related to Washington Gas’s BPO plan. At March 31, 2009, we had recorded a regulatory asset of $7.6 million, net of amortization related to initial implementation costs allocable to Maryland associated with our BPO plan. Washington Gas’s application seeking approval of a PBR plan, however, was denied. Additionally, the Proposed Order (i) directs Washington Gas to obtain an independent management audit related to issues raised in the phase-two proceeding and (ii) directs the initiation of a collaboration process in which Washington Gas is directed to engage in discussions with the Staff of the PSC of MD (MD Staff), the Maryland Office of People’s Counsel (MD OPC) and interested parties to develop appropriate customer service metrics and a periodic form for reporting results similar to the metrics filed by Washington Gas as part of the approved settlement in Virginia. This Proposed Order has been appealed by the MD Staff, the MD OPC and other parties. Washington Gas’s Reply Memorandum on Appeal was filed on November 5, 2008, and we are currently awaiting a final decision by the PSC of MD.
     Although the Final Order issued by the PSC of DC on December 28, 2007 approved amortization accounting for initial implementation costs related to the BPO plan, Washington Gas’s application seeking approval of a PBR plan was withdrawn. Washington Gas is prohibited from seeking approval of a PBR plan in the District of Columbia until the filing of its next base rate case; however, the settling parties may not seek a change in rates during the rate case filing moratorium period under the terms of the approved rate settlement.
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
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     On April 13, 2007, Washington Gas filed the portion of the depreciation study related to the Maryland jurisdiction. A separate proceeding was established on May 2, 2007, by the PSC of MD to review Washington Gas’s request to implement new depreciation rates. On October 25, 2007, Washington Gas filed a 2007 technical update of the Maryland depreciation study based on property, plant and equipment balances as of December 31, 2006. Hearings were held May 12 and 13, 2008. Initial briefs were filed on July 16, 2008 and reply briefs were filed on August 6, 2008. On October 15, 2008, a Proposed Order of Hearing Examiner was issued in Maryland, which would reduce Washington Gas’s annual depreciation expense related to the Maryland jurisdiction by approximately $11.2 million when new depreciation rates are implemented, with a corresponding decrease in annual revenues on a prospective basis to be reflected in future billing rates. Reflected in this reduction in depreciation expense, among other things, are: (i) a change in methodology for calculating accrued asset removal costs and (ii) the designation of certain insurance and relocation reimbursements as salvage value. This reduction in depreciation expense will not impact annual operating income and will not prevent the recovery of our capital investment; however, it will have the effect of deferring full recovery of our capital investment into future years. On November 14, 2008, Washington Gas and MD OPC noted appeals of the October 15, 2008 Proposed Order, thus suspending its effective date. Both Washington Gas and the MD OPC filed Memoranda on Appeal on November 24, 2008. Washington Gas, the MD OPC and the Staff of the PSC of MD filed Reply Memoranda on December 15, 2008. We are currently awaiting a final decision by the PSC of MD.
     NON-UTILITY OPERATIONS
     Construction Project Financing
     To fund certain of its construction projects, Washington Gas enters into financing arrangements with third-party lenders. As part of these financing arrangements, Washington Gas’s customers agree to make principal and interest payments over a period of time, typically beginning after the projects are completed. Washington Gas then assigns these customer payment streams to the lender. As the lender funds the construction project, Washington Gas establishes a note receivable representing its customers’ obligations to remit principal and interest and a long-term note payable to the lender. When these projects are formally “accepted” by the customer as completed, Washington Gas transfers the ownership of the note receivable to the lender and removes both the note receivable and the long-term financing from its financial statements. As of March 31, 2009, work on these construction projects that was not completed or accepted by customers was valued at $16.6 million, which is recorded on the balance sheet as a note receivable in “Deferred Charges and Other Assets—Other” with the corresponding long-term obligation to the lender in “Long-term debt.” At any time before these contracts are accepted by the customer, should there be a contract default, such as, among other things, a delay in completing the project, the lender may call on Washington Gas to fund the unpaid principal in exchange for which Washington Gas would receive the right to the stream of payments from the customer. Once the project is accepted by the customer, the lender will have no recourse against Washington Gas related to this long-term debt.
     Financial Guarantees
     WGL Holdings has guaranteed payments primarily for certain purchases of natural gas and electricity on behalf of the retail energy-marketing segment. At March 31, 2009, these guarantees totaled $544.2 million. The amount of such guarantees is periodically adjusted to reflect changes in the level of financial exposure related to these purchase commitments. WGL Holdings also issued guarantees totaling $3.0 million at March 31, 2009 that were made on behalf of certain of our non-utility subsidiaries associated with their banking transactions. Of the total guarantees of $547.2 million, $23.0 million are due to expire on December 31, 2009. The remaining guarantees do not have specific maturity dates. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations imposed by the guarantees upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations that had been created under the guarantees prior to the effective date of the cancellation.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (concluded)
Notes to Consolidated Financial Statements (Unaudited)
NOTE 13. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

     The following tables show the components of net periodic benefit costs (income) recognized in our financial statements during the three and six months ended March 31, 2009 and 2008:

Components of Net Periodic Benefit Costs (Income)

	Three Months Ended March 31,

	2009		2008

	Pension	Health and	Pension	Health and
(In thousands)	Benefits	Life Benefits	Benefits	Life Benefits

Components of net periodic benefit costs (income)
Service cost	$2,117	$1,288	$2,449	$2,200
Interest cost	10,678	6,257	9,919	6,258
Expected return on plan assets	(12,889)	(4,492)	(13,232)	(4,367)
Amortization of prior service cost	430	(1,006)	459	—
Amortization of actuarial loss	104	1,231	204	1,971
Amortization of transition obligation	—	272	—	311

Net periodic benefit cost (income)	440	3,550	(201)	6,373

Amount allocated to construction projects	36	(601)	113	(928)
Amount expensed (deferred) to match rate recovery	(991)	866	(873)	378
Other	(25)	(5)	(16)	(1)

Amount charged (credited) to expense	$(540)	$3,810	$(977)	$5,822

Components of Net Periodic Benefit Costs (Income)

	Six Months Ended March 31,

	2009		2008

	Pension	Health and	Pension	Health and
(In thousands)	Benefits	Life Benefits	Benefits	Life Benefits

Components of net periodic benefit costs (income)
Service cost	$4,234	$2,566	$4,897	$4,401
Interest cost	21,356	12,514	19,839	12,516
Expected return on plan assets	(25,777)	(8,984)	(26,464)	(8,735)
Amortization of prior service cost	859	(2,011)	917	—
Amortization of actuarial loss	208	2,462	408	3,943
Amortization of transition obligation	—	543	—	621

Net periodic benefit cost (income)	880	7,090	(403)	12,746

Amount allocated to construction projects	66	(1,100)	227	(1,570)
Amount expensed (deferred) to match rate recovery	(1,981)	1,666	(1,746)	756
Other	(50)	—	(62)	5

Amount charged (credited) to expense	$(1,085)	$7,656	$(1,984)	$11,937

     Amounts included in the line item “Amount expensed (deferred) to match rate recovery,” as shown in the table above, represent the difference between the cost of the applicable Pension Benefits or the Health and Life Benefits and the amount that Washington Gas is permitted to recover in rates that it charges to customers in the District of Columbia.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations (Management’s Discussion) analyzes the financial condition, results of operations and cash flows of WGL Holdings, Inc. (WGL Holdings) and its subsidiaries and should be read in conjunction with our unaudited financial statements and the accompanying notes in this quarterly report, as well as our combined Annual Report on Form 10-K for WGL Holdings and Washington Gas Light Company (Washington Gas) for the fiscal year ended September 30, 2008 (2008 Annual Report). Except where the content clearly indicates otherwise, “WGL Holdings,” “we,” “us” or “our” refers to the holding company or the consolidated entity of WGL Holdings and all of its subsidiaries.
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
     Regulated Utility. With approximately 90% of our consolidated total assets, the regulated utility segment consists of Washington Gas and Hampshire Gas Company (Hampshire). Washington Gas, a wholly owned subsidiary of WGL Holdings, delivers natural gas to retail customers in accordance with tariffs approved by the regulatory commissions that have jurisdiction over Washington Gas’s rates. Washington Gas also sells natural gas to customers who have not elected to purchase natural gas from unregulated third-party marketers.
In its rates charged to utility customers, Washington Gas generally does not earn a profit or incur a loss associated with the sale of the natural gas commodity because regulation requires Washington Gas to bill these customers for the natural gas commodity at the same cost that Washington Gas incurs. However, Washington Gas has an asset optimization program which utilizes Washington Gas’s storage and transportation capacity resources when not fully being used to physically serve utility customers by entering into commodity-related physical and financial contracts with third parties with the objective of deriving a profit to be shared with its utility customers (refer to the section entitled “Market Risk” for a further discussion of our asset optimization program). Unless otherwise noted, therm deliveries shown related to Washington Gas or the regulated utility segment do not include therms delivered related to our asset optimization program.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Hampshire, a wholly-owned subsidiary of WGL Holdings, is regulated by the Federal Energy Regulatory Commission (FERC). Hampshire owns full and partial interests in, and operates underground natural gas storage facilities including pipeline delivery facilities located in and around Hampshire County, West Virginia. Washington Gas purchases all of the storage services of Hampshire and includes the cost of these services in the bills sent to its customers. Hampshire operates under a “pass-through” cost of service-based tariff approved by the FERC, and adjusts its billing rates to Washington Gas on a periodic basis to account for changes in its investment in utility plant and associated expenses.
     Retail Energy-Marketing. The retail energy-marketing segment consists of the operations of Washington Gas Energy Services, Inc. (WGEServices), a wholly owned subsidiary of Washington Gas Resources. WGEServices competes with regulated utilities and other unregulated third-party marketers to sell natural gas and/or electricity directly to residential, commercial and industrial customers in Maryland, Virginia, Delaware and the District of Columbia. WGEServices contracts for its supply needs and buys and resells natural gas and electricity with the objective of earning a profit through competitively priced contracts with end-users. These commodities are delivered to retail customers through the distribution systems owned by regulated utilities such as Washington Gas or other unaffiliated natural gas or electric utilities. WGEServices is also expanding its renewable energy and energy conservation product and service offerings. During the quarter ended December 31, 2008, WGEServices contracted for and completed the construction of a renewable-energy generating facility which includes ownership of the operational asset. Other than this facility, WGEServices does not own or operate any natural gas or electric generation, production, transmission or distribution assets. Continued expansion may include the ownership of other renewable energy producing assets.
     Design-Build Energy Systems. Our design-build energy systems segment, which consists of the operations of Washington Gas Energy Systems, Inc. (WGESystems), provides design-build energy efficient and sustainable solutions to government and commercial clients. WGESystems focuses on upgrading the mechanical, electrical, water and energy-related systems of large government and commercial facilities by implementing both traditional as well as alternative energy technologies, primarily in the District of Columbia, Maryland and Virginia.
     Key Indicators of Financial Condition and Operating Performance
     We have determined that the following are key indicators for monitoring our financial condition and operating performance:
     Net Income and Diluted Earnings Per Share. In our review of overall operating results for both WGL Holdings on a consolidated basis and for each segment, we analyze net income and diluted earnings per share as calculated under Generally Accepted Accounting Principles in the United States of America (GAAP).
     Return on Average Common Equity. This measure is calculated by dividing twelve months ended net income by average common shareholders’ equity. For Washington Gas, we compare the actual return on common equity with the return on common equity that is allowed to be earned by regulators and the return on equity that is necessary for us to compensate investors sufficiently and to continue to attract capital.
     Common Equity Ratio. This ratio is calculated by dividing total common shareholders’ equity by the sum of common shareholders’ equity, preferred stock and long-term debt (including current maturities). Maintaining this ratio in the mid-50% range affords us financial flexibility and access to long-term capital at relatively low costs. Refer to the section entitled “Liquidity and Capital Resources—General Factors Affecting Liquidity” for additional comments about our capital structure.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Utility Net Revenues and Gross Margins. We analyze the operating results of the regulated utility segment using utility net revenues and the retail energy-marketing segment using gross margins. Both utility net revenues and gross margins are calculated as revenues less the associated cost of energy and applicable revenue taxes. We believe utility net revenues is a better measure to analyze profitability than gross operating revenues for our regulated utility segment because the cost of the natural gas commodity and revenue taxes are generally included in the rates that Washington Gas charges to customers as reflected in operating revenues. Accordingly, changes in the cost of gas and revenue taxes associated with sales made to customers generally have no direct effect on utility net revenues, operating income or net income. We consider gross margins to be a better reflection of profitability than gross revenues or gross energy costs for our retail energy-marketing segment because gross margins are a direct measure of the success of our core strategy for the sale of natural gas and electricity.
     Neither utility net revenues nor gross margins should be considered as an alternative to, or a more meaningful indicator of, our operating performance than net income. Our measures of utility net revenues and gross margins may not be comparable to similarly titled measures of other companies. Refer to the sections entitled “Results of Operations—Regulated Utility Operating Results” and “Results of Operations—Non-Utility Operating Results” for the calculation of utility net revenues and gross margins, respectively, as well as a reconciliation to operating income and net income for both segments.
PRIMARY FACTORS AFFECTING WGL HOLDINGS AND WASHINGTON GAS
     The principal business, economic and other factors that affect our operations and/or financial performance include:
•	weather conditions and weather patterns;

•	regulatory environment and regulatory decisions;

•	availability of natural gas supply and pipeline transportation and storage capacity;

•	diversity of natural gas supply;

•	volatility of natural gas prices;

•	non-weather related changes in natural gas consumption patterns;

•	maintaining the safety and reliability of the natural gas distribution system;

•	competitive environment;

•	environmental matters;

•	industry consolidation;

•	economic conditions and interest rates;

•	inflation/deflation;

•	use of business process outsourcing;

•	labor contracts, including labor and benefit costs; and

•	changes in accounting principles.
     For a further discussion of the factors listed above, refer to Management’s Discussion within the 2008 Annual Report. Also, refer to the section entitled “Safe Harbor for Forward-Looking Statements” included in this quarterly report for a listing of forward-looking statements related to factors affecting WGL Holdings and Washington Gas.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
CRITICAL ACCOUNTING POLICIES
     The preparation of financial statements and related disclosures in compliance with GAAP requires the selection and the application of appropriate technical accounting rules to the relevant facts and circumstances of our operations, as well as our use of estimates to compile the consolidated financial statements. The application of these accounting policies involves judgment regarding estimates and projected outcomes of future events, including the likelihood of success of particular regulatory initiatives, the likelihood of realizing estimates for legal and environmental contingencies and the probability of recovering costs and investments in both the regulated utility and non-utility business segments.
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
     For a description of these critical accounting policies, refer to Management’s Discussion within the 2008 Annual Report. Refer to Note 1 of the Notes to Consolidated Financial Statements in this quarterly report for a discussion of newly implemented accounting policies.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
WGL HOLDINGS, INC.
     RESULTS OF OPERATIONS — Three Months Ended March 31, 2009 vs. March 31, 2008
     Summary Results
     WGL Holdings reported net income of $75.1 million, or $1.49 per share, for the three months ended March 31, 2009, compared to net income of $81.0 million, or $1.63 per share, reported for the three months ended March 31, 2008. For the twelve-month periods ended March 31, 2009 and 2008, we earned a return on average common equity of 10.6% and 12.2%, respectively.
     The comparison of results for the three month period ended March 31, 2009 compared to the same period of the prior fiscal year primarily reflects decreased earnings from our retail energy-marketing segment.
     The following table summarizes our net income (loss) by operating segment for the three months ended March 31, 2009 and 2008.

Net Income (Loss) by Operating Segment

	Three Months Ended

	March 31,		Increase/
(In millions)	2009	2008	(Decrease)

Regulated Utility	$75.4	$78.0	$(2.6)
Non-utility operations:
Retail energy-marketing	(0.7)	3.6	(4.3)
Design-Build Energy Systems	1.2	0.3	0.9
Other, principally non-utility activities	(0.8)	(0.9)	0.1

Total non-utility	(0.3)	3.0	(3.3)

Net Income	$75.1	$81.0	$(5.9)

     Regulated Utility Operating Results
     The following table summarizes the regulated utility segment’s operating results for the three months ended March 31, 2009 and 2008.

Regulated Utility Operating Results

	Three Months Ended

	March 31,		Increase/
(In millions)	2009	2008	(Decrease)

Utility net revenues:
Operating revenues	$651.1	$677.7	$(26.6)
Less: Cost of gas	383.9	417.1	(33.2)
Revenue taxes	24.9	21.6	3.3

Total utility net revenues	242.3	239.0	3.3
Operation and maintenance	67.9	63.0	4.9
Depreciation and amortization	24.0	23.1	0.9
General taxes and other assessments	15.3	13.5	1.8

Operating income	135.1	139.4	(4.3)
Interest expense	11.2	11.4	(0.2)
Other (income) expenses-net, including preferred stock dividends	(0.3)	(0.1)	(0.2)
Income tax expense	48.8	50.1	(1.3)

Net income	$75.4	$78.0	$(2.6)

     The regulated utility segment’s net income was $75.4 million for the three months ended March 31, 2009, compared to net income of $78.0 million for the same three-month period of the prior fiscal year. Net income decreased $2.6 million primarily reflecting: (i) negative effects of higher natural gas consumption patterns that benefited the prior comparative period; (ii) higher recurring service costs related to the BPO and (iii) higher uncollectible accounts expense. Partially offsetting these unfavorable items were: (i) the effect of an increase in average active customer meters from the prior period; (ii) an increase in the recovery of carrying costs on higher average storage gas inventory balances; (iii) an increase in net margins associated with our asset optimization program and (iv) lower costs for weather protection products related to the District of Columbia.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Utility Net Revenues. The following table provides the key factors contributing to the changes in the utility net revenues of the regulated utility segment between the three months ended March 31, 2009 and 2008.

Composition of Changes in Utility Net Revenues

Increase /
(In millions)	(Decrease)

Customer growth	$1.8
Estimated Weather effects — Offset by weather insurance and derivative products	3.3
Estimated change in natural gas consumption patterns	(7.3)
Gas administrative charge (GAC)	(0.3)
Asset optimization:
Realized margins	8.8
Unrealized mark-to market valuations	0.5
Current period lower of cost or market adjustment	(6.8)
Storage carrying costs	3.4
Earnings Sharing Mechanism (ESM)	(0.1)

Total	$3.3

     Customer growth — Average active customer meters increased 10,500 for the three months ended March 31, 2009 compared to the same quarter of the prior fiscal year.
     Estimated weather effects — Washington Gas currently has a weather protection strategy that is designed to neutralize the estimated financial effects of variations from normal weather on net income (refer to the section entitled “Weather Risk” for a further discussion of our weather protection strategy). As part of this strategy, on October 1, 2008, Washington Gas purchased weather derivatives to protect against variations from normal weather in the District of Columbia. Washington Gas had weather insurance in fiscal year 2008 related to the District of Columbia, which allowed us to retain the benefits of colder-than-normal weather. Both the effects of weather insurance and weather derivatives are recorded to “Operation and maintenance expenses”.
     Weather, when measured by heating degree days (HDDs), was 10.5% colder than normal in the second quarter of fiscal year 2009, as compared to 8.1% warmer than normal for the same quarter of fiscal year 2008. Including the effects of our weather protection strategy, there were no estimated effects on net income attributed to colder or warmer weather during the quarters ended March 31, 2009 or March 31, 2008.
     Estimated change in natural gas consumption patterns — Changes in natural gas consumption patterns may be affected by shifts in weather patterns in which customer heating usage may not correlate highly with average historical levels of usage per HDD that occur. Natural gas consumption patterns may also be affected by non-weather related factors.
     GAC — Represents a regulatory mechanism in all jurisdictions that provides for recovery of uncollectible accounts expense related to changes in gas costs. The related uncollectible accounts expense is included in operation and maintenance expenses.
     Asset optimization — We recorded pre-tax unrealized losses of $1.8 million and $2.3 million for the three months ended March 31, 2009 and 2008, respectively, associated with our energy-related derivatives. When these derivatives settle, any unrealized amounts will ultimately be reversed, and Washington Gas will realize margins when combined with the related transactions these derivatives economically hedge. Pre-tax realized margins related to our asset optimization program were $13.5 million and $4.7 million for the quarter ended March 31, 2009 and 2008, respectively. Partially offsetting these realized margins for the current period were $6.8 million of lower-of-cost or market adjustments associated with storage capacity assets utilized for asset optimization. (Refer to the section entitled “Market Risk—Price Risk Related to the Regulated Utility Segment” for a further discussion of our asset optimization program).

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Storage carrying costs — Represents recoverable carrying costs based on the cost of capital approved in each jurisdiction, multiplied by the 12-month average balance of storage gas inventory. The comparison of fiscal year 2009 to 2008 reflects higher average storage gas inventory balances in fiscal year 2009 due to a significant increase in gas prices during the storage fill season in the spring and summer of 2008.
     Earnings Sharing Mechanism — Washington Gas has an ESM in Virginia which enables the sharing of earnings that exceed a target rate of return on equity with shareholders and customers. For the three months ended March 31, 2009, we recorded $4.2 million of expense related to the ESM. For the three months ended March 31, 2008, Washington Gas recorded $4.1 million (pre-tax) of expense related to the ESM. Refer to the section entitled “Rates and Regulatory Matters — Performance-Based Rate Plans” included in Management’s Discussion for Washington Gas for a further discussion of the ESM.
     Operation and Maintenance Expenses. The following table provides the key factors contributing to the changes in operation and maintenance expenses of the regulated utility for the three months ended March 31, 2009 compared to 2008.

Composition of Changes in Operation and Maintenance Expenses
Increase/
(in millions)	(Decrease)

Weather insurance and derivative products
Loss	$3.3
Decrease in premium costs	(1.4)
Business Process Outsourcing (BPO)	2.3
Labor and incentive plans	0.7
Employee benefits	0.3
Uncollectible accounts	1.0
Paving and leak repair	(0.7)
Other operating expenses	(0.6)

Total	$4.9

     Weather insurance and derivative products — During the quarter ended March 31, 2009, Washington Gas recorded a loss of $1.1 million (pre-tax) related to its weather derivatives as a result of colder-than-normal weather during the period. For the same quarter of the prior year, Washington Gas recorded a $2.2 million benefit (pre-tax) related to its weather derivatives as a result of warmer-than-normal weather during the period. The effect of these weather-related instruments are offset in utility net revenues. Additionally, Washington Gas incurred costs of $164,000 and $1.6 million during the quarters ended March 31, 2009 and 2008, respectively, for premium expense.
     Business Process Outsourcing (BPO) — The increase from the prior year reflects a scheduled increase in the recurring service costs paid to the service provider and amortization expense related to the regulatory asset established for initial BPO implementation costs, partially offset by reduced labor and benefits as well as improved cost efficiencies from implementing the outsourcing initiative.
     Uncollectible accounts — The increase from prior year is due to a higher accrual rate for uncollectible expense in fiscal year 2009 due to an anticipated increase in delinquencies of customer payments stemming largely from the weakened economy.
     Non-Utility Operating Results
     Our non-utility operations comprise two business segments: (i) retail energy-marketing and (ii) design-build energy systems. Transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our three operating segments, are aggregated as “Other Activities” and included as part of non-utility operations. Total net loss from our non-utility operations was $305,000 for the three months ended March 31, 2009, compared to net income of $3.0 million for the same three-month period of the prior fiscal year. This comparison primarily reflects decreased earnings from our retail energy-marketing segment.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Retail Energy-Marketing. The following table depicts the retail energy-marketing segment’s operating results along with selected statistical data.

Retail-Energy Marketing Financial and Statistical Data

	Three Months Ended
	March 31,		Increase /
	2009	2008	(Decrease)

Operating Results (In millions)
Gross margins:
Operating revenues	$389.1	$343.5	$45.6
Less: Cost of energy	380.4	329.6	50.8
Revenue taxes	0.1	0.1	—

Total gross margins	8.6	13.8	(5.2)
Operation expenses	8.5	6.3	2.2
Depreciation and amortization	0.2	0.2	—
General taxes and other assessments—other	0.8	0.8	—

Operating income	(0.9)	6.5	(7.4)
Interest expense	0.2	0.5	(0.3)
Income tax expense	(0.4)	2.4	(2.8)

Net income	$(0.7)	$3.6	$(4.3)

Analysis of gross margins (In millions)
Natural gas
Realized margins	$6.0	$6.1	$(0.1)
Unrealized mark-to-market gains (losses)	(2.1)	0.6	(2.7)

Total gross margins — natural gas	3.9	6.7	(2.8)

Electricity
Realized margins	11.4	7.8	3.6
Unrealized mark-to-market gains (losses)	(6.7)	(0.7)	(6.0)

Total gross margins — electricity	4.7	7.1	(2.4)

Total gross margins	$8.6	$13.8	$(5.2)

Other Retail-Energy Marketing Statistics
Natural gas
Therm sales (millions of therms)	272.7	254.4	18.3
Number of customers (end of period)	141,500	140,700	800
Electricity
Electricity sales (millions of kWhs)	1,037.6	871.6	166.0
Number of accounts (end of period)	70,600	68,300	2,300

     WGEServices reported a net loss of $667,000 for the three months ended March 31, 2009, compared to net income of $3.6 million reported for the same three-month period of the prior fiscal year.
     The quarter-to-quarter comparison primarily reflects lower gross margins from both natural gas and electric sales. Period-to-period comparisons of quarterly gross margins for this segment can vary significantly and are not representative of expected annualized results.
     Gross margins from natural gas sales decreased $2.8 million in the second quarter of fiscal year 2009 compared to the same quarter of fiscal year 2008. This decrease primarily reflects a $2.7 million (pre-tax) increase in unrealized losses on mark-to-market valuations associated with energy-related derivatives. The remaining difference is due to a decrease in realized margins.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Gross margins from electric sales in the current quarter decreased $2.4 million from the same quarter of the prior period. This decrease reflects a $6.0 million (pre-tax) increase in unrealized mark-to-market losses associated with energy-related derivatives, partially offset by higher realized margins primarily due to increased electric sales volumes.
     Design-Build Energy Systems. The design-build energy systems segment reported net income of $1.2 million for the second quarter of fiscal year 2009, an increase of $949,000 over net income of $251,000 reported for the same period of fiscal year 2008. This increase primarily reflects higher revenues due to the size and growth in the number of projects and lower cost of sales associated with design-build projects.
     Interest Expense
     The following table depicts the components of the change in interest expense from the quarter ended March 31, 2009 compared to 2008.

Composition of Interest Expense Changes
Increase /
(In millions)	(Decrease)

Long-term debt	$0.5
Short-term debt	(1.2)
Other (includes AFUDC(a) )	0.2

Total	$(0.5)

(a)	Represents Allowance for Funds Used During Construction.
     WGL Holdings’ interest expense of $11.5 million for the second quarter of fiscal year 2009 decreased $500,000 from the same quarter of the prior fiscal year. Lower interest expense for the period primarily reflects a decrease in the weighted average interest rate incurred on short-term debt borrowings due to lower interest rates on commercial paper borrowings, partially offset by a higher average long-term debt balance.
     RESULTS OF OPERATIONS — Six Months Ended March 31, 2009 vs. March 31, 2008
     Summary Results
     WGL Holdings reported net income of $129.7 million, or $2.58 per share, for the six months ended March 31, 2009, an increase of $1.5 million over net income of $128.2 million, or $2.58 per share, reported for the six months ended March 31, 2008.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     The comparison of results for the six month period ended March 31, 2009 compared to the same period of the prior fiscal year primarily reflects increased earnings from our regulated utility and design-build energy systems segments, partially offset by decreased earnings from our retail energy-marketing segment.

Net Income (Loss) by Operating Segment
	Six Months Ended
	March 31,		Increase/
(In millions)	2009	2008	(Decrease)

Regulated Utility	$129.1	$122.2	$6.9
Non-utility operations:
Retail energy-marketing	(0.2)	6.8	(7.0)
Design-Build Energy Systems	2.0	0.5	1.5
Other, principally non-utility activities	(1.2)	(1.3)	0.1

Total non-utility	0.6	6.0	(5.4)

Net Income	$129.7	$128.2	$1.5

     Regulated Utility Operating Results
     The following table summarizes the regulated utility segment’s operating results for the six months ended March 31, 2009 and 2008.

Regulated Utility Operating Results
	Six Months Ended
	March 31,		Increase/
(In millions)	2009	2008	(Decrease)

Utility net revenues:
Operating revenues	$1,181.8	$1,142.2	$39.6
Less: Cost of gas	698.8	685.4	13.4
Revenue taxes	42.2	37.0	5.2

Total utility net revenues	440.8	419.8	21.0
Operation and maintenance	129.7	124.4	5.3
Depreciation and amortization	47.9	47.2	0.7
General taxes and other assessments—other	27.6	24.4	3.2

Operating income	235.6	223.8	11.8
Interest expense	23.0	23.5	(0.5)
Other (income) expenses-net, including preferred stock dividends	0.3	(0.3)	0.6
Income tax expense	83.2	78.4	4.8

Net income	$129.1	$122.2	$6.9

     The regulated utility segment’s net income was $129.1 million for the six months ended March 31, 2009, an increase of $6.9 million over net income of $122.2 million for the same six month period of the prior fiscal year. Operating earnings included: (i) the effect of an increase in average active customer meters from the prior period; (ii) an increase in the recovery of carrying costs on higher average storage gas inventory balances; (iii) an increase in unrealized margins associated with our asset optimization program; (iv) the reversal of a reserve for disallowed natural gas costs in Maryland due to a February 5, 2009 Order from the Pubic Service Commission of Maryland (PSC of MD); and (v) lower costs for weather protection products related to the District of Columbia. Partially offsetting these improvements were the negative effects of (i) higher natural gas consumption patterns that benefited the prior comparative period; (ii) higher uncollectible accounts expense; and (iii) the timing of prior year rate relief in Maryland.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Utility Net Revenues. The following table provides the key factors contributing to the changes in the utility net revenues of the regulated utility segment between the six months ended March 31, 2009 and 2008.

Composition of Changes in Utility Net Revenues
Increase /
(In millions)	(Decrease)

Customer growth	$3.8
Estimated Weather effects — Offset by weather insurance and derivative products	6.8
Estimated change in natural gas consumption patterns	(11.2)
Timing of prior year Maryland rate relief	(4.3)
Gas administrative charge (GAC)	1.6
Asset optimization:
Realized margins	6.1
Unrealized mark-to market valuations	13.5
Current period lower of cost or market adjustment	(6.8)
Storage carrying costs	6.4
Earnings Sharing Mechanism (ESM)	0.9
Reversal of reserve for natural gas costs	4.6
Regulatory adjustment	(1.1)
Other	0.7

Total	$21.0

     Customer growth — Average active customer meters increased 9,200 for the six months ended March 31, 2009 compared to the same period of the prior fiscal year.
     Estimated weather effects — Washington Gas currently has a weather protection strategy that is designed to neutralize the estimated financial effects of variations from normal weather on net income (refer to the section entitled “Weather Risk” for a further discussion of our weather protection strategy). As part of this strategy, on October 1, 2008, Washington Gas purchased weather derivatives to protect against variations from normal weather in the District of Columbia. Washington Gas had weather insurance in fiscal year 2008 related to the District of Columbia, which allowed us to retain the benefits of colder-than-normal weather. Both the effects of weather insurance and weather derivatives are recorded to “Operation and maintenance expenses”.
     Weather, when measured by HDDs, was 11.7% colder than normal during the six months ended March 31, 2009, as compared to 8.2% warmer than normal for the same period in fiscal year 2008. Including the effects of our weather protection strategy, there were no estimated effects on net income attributed to colder or warmer weather on either the six month periods ended March 31, 2009 or March 31, 2008.
     Estimated change in natural gas consumption patterns — Changes in natural gas consumption patterns may be affected by shifts in weather patterns in which customer heating usage may not correlate highly with average historical levels of usage per HDD that occur. Natural gas consumption patterns may also be affected by non-weather related factors.
     Timing of prior year Maryland rate relief — New rates went into effect in Maryland on November 27, 2007. Concurrently, we implemented new Revenue Normalization Adjustment (RNA) factors that allow us, in combination with our approved base rates, to recover anticipated revenues from customers regardless of changes in weather and customer usage. Individual monthly revenues that we can collect from our customers under the RNA reflect the pattern of customer usage during the test year used to set the new base rates. As results for the six months ended March 31, 2008 reflect a combination of customer usage patterns from two different test years, the RNA contributed incremental revenue in the first six months of fiscal year 2008 as compared to the same period in fiscal year 2009.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     GAC — Represents a regulatory mechanism in all jurisdictions that provides for recovery of uncollectible accounts expense related to changes in gas costs. The related uncollectible accounts expense is included in operation and maintenance expenses.
     Asset optimization — We recorded pre-tax unrealized gains of $8.5 million and unrealized losses of $5.0 million for the six months ended March 31, 2009 and 2008, respectively, associated with our energy-related derivatives. When these derivatives settle, either financially or by physical delivery, any unrealized amounts will ultimately be reversed, and Washington Gas will realize margins when combined with the related transactions these derivatives economically hedge. Pre-tax realized gains related to our asset optimization program were $15.6 million and $9.5 million for the six month periods ended March 31, 2009 and 2008, respectively. Partially offsetting these realized margins for the current period were $6.8 million of lower-of-cost or market adjustments associated with storage capacity assets utilized for asset optimization. (Refer to the section entitled “Market Risk—Price Risk Related to the Regulated Utility Segment” for a further discussion of our asset optimization program).
     Storage carrying costs — Represents recoverable carrying costs based on the cost of capital approved in each jurisdiction, multiplied by the 12-month average balance of storage gas inventory. The comparison of fiscal year 2009 to 2008 reflects higher average storage gas inventory balances in fiscal year 2009 due to a significant increase in gas prices during the storage fill season in the spring and summer of 2008.
     Earnings Sharing Mechanism — Washington Gas has an ESM in Virginia which enables the sharing of earnings that exceed a target rate of return on equity with shareholders and customers. For the six months ended March 31, 2009, we recorded $3.9 million of expense related to the ESM, which includes a $1.2 million (pre-tax) reduction to Washington Gas’s estimated liability for fiscal year 2008. For the six months ended March 31, 2008, Washington Gas recorded $4.8 million (pre-tax) of expense related to the ESM. Refer to the section entitled “Rates and Regulatory Matters - Performance- Based Rate Plans” included in Management’s Discussion for Washington Gas for a further discussion of the ESM.
     Reversal of reserve for natural gas costs — In the six months ended March 31, 2008, Washington Gas recorded a $4.6 million (pre-tax) reversal of a reserve for disallowed natural gas costs in Maryland to income due to a February 5, 2009 Order from the PSC of MD. This Order resolved a contingency related to a proposed order issued by a Hearing Examiner of the PSC of MD in fiscal year 2006. Refer to the section entitled “Rates and Regulatory Matters” in Management’s Discussion for Washington Gas for a further discussion of this matter.
     Regulatory adjustment — Represents an adjustment of $1.1 million (pre-tax) made in fiscal year 2008 applicable to prior fiscal years as a result of an interpretive change in the calculation of interruptible revenue sharing in the District of Columbia.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Operation and Maintenance Expenses. The following table provides the key factors contributing to the changes in operation and maintenance expenses of the regulated utility for the six months ended March 31, 2009 compared to 2008.

Composition of Changes in Operation and Maintenance Expenses

Increase/
(in millions)	(Decrease)

Weather insurance and derivative products
Loss	$6.8
Decrease in premium costs	(3.0)
Business Process Outsourcing (BPO)	0.7
Labor and incentive plans	(0.3)
Employee benefits	(0.4)
Uncollectible accounts	1.0
Reversal of costs related to BPO	1.9
Paving and leak repair	(1.3)
Other operating expenses	(0.1)

Total	$5.3

     Weather insurance and derivative products — During the six months ended March 31, 2009, Washington Gas recorded a loss of $2.8 million (pre-tax) related to its weather derivatives as a result of colder-than-normal weather during the period. For the same period of the prior year, Washington Gas recorded a $4.0 million benefit, related to its insurance policy as a result of the warmer-than-normal weather experienced in that period. The effect of these weather-related instruments are offset in utility net revenues. Additionally, Washington Gas incurred a cost of $300,000 and $3.3 million during the six months ended March 31, 2009 and 2008, respectively, for premiums on our weather related instruments.
     Business Process Outsourcing — The increase from the prior year reflects a scheduled increase in the recurring service costs paid to the service provider and amortization expense related to the regulatory asset established for initial BPO implementation costs, partially offset by reduced labor and benefits as well as improved cost efficiencies from implementing the outsourcing initiative.
     Uncollectible accounts — The increase from prior year is due to a higher accrual rate for uncollectible expense in fiscal year 2009, partially offset by a reserve adjustment in the comparative fiscal year 2008 period.
     Reversal of costs related to BPO — Represents the reversal of expenses that were incurred in the prior fiscal year period for initial implementation costs allocable to the District of Columbia associated with BPO. These costs were recorded to a regulatory asset in the first quarter of fiscal year 2008 upon approval of 10-year amortization accounting by the Public Service Commission of the District of Columbia (PSC of DC) in a March 28, 2007 Final Order.
     Paving and leak repair — The decrease from prior year is due to lower costs related to a program executed in fiscal year 2008 as a result of receiving gas from the Cove Point terminal in a portion of our distribution system in Virginia.
     Non-Utility Operating Results
     Our non-utility operations comprise two business segments: (i) retail energy-marketing and (ii) design-build energy systems. Transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our three operating segments, are aggregated as “Other Activities” and included as part of non-utility operations. Total net income from our non-utility operations was $603,000 for the six months ended March 31, 2009, compared to net income of $6.0 million for the same six month period of the prior fiscal year. This comparison primarily reflects decreased earnings from our retail energy-marketing segment.
     Retail Energy-Marketing. The following table depicts the retail energy-marketing segment’s operating results along with selected statistical data.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Retail-Energy Marketing Financial and Statistical Data
	Six Months Ended
	March 31,		Increase /
	2009	2008	(Decrease)

Operating Results (In millions)
Gross margins:
Operating revenues	$683.0	$628.8	$54.2
Less: Cost of energy	665.3	601.5	63.8
Revenue taxes	0.3	0.3	—

Total gross margins	17.4	27.0	(9.6)
Operation expenses	15.3	12.7	2.6
Depreciation and amortization	0.4	0.4	—
General taxes and other assessments—other	1.5	1.5	—

Operating income	0.2	12.4	(12.2)
Interest expense	0.5	1.0	(0.5)
Income tax expense	(0.1)	4.6	(4.7)

Net income	$(0.2)	$6.8	$(7.0)

Analysis of gross margins (In millions)
Natural gas
Realized margins	$13.1	$10.4	$2.7
Unrealized mark-to-market gains (losses)	(5.4)	0.3	(5.7)

Total gross margins — natural gas	7.7	10.7	(3.0)

Electricity
Realized margins	21.8	18.3	3.5
Unrealized mark-to-market gains (losses)	(12.1)	(2.0)	(10.1)

Total gross margins — electricity	9.7	16.3	(6.6)

Total gross margins	$17.4	$27.0	$(9.6)

Other Retail-Energy Marketing Statistics
Natural gas
Therm sales (millions of therms)	462.2	450.8	11.4
Number of customers (end of period)	141,500	140,700	800
Electricity
Electricity sales (millions of kWhs)	1,882.9	1,771.1	111.8
Number of accounts (end of period)	70,600	68,300	2,300

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     WGEServices reported a net loss of $217,000 for the six months ended March 31, 2009, compared to net income of $6.8 million reported for the same six month period of the prior fiscal year.
     The year-to-year comparison primarily reflects lower gross margins from both natural gas and electric sales. Period-to-period comparisons of year-to-date gross margins for this segment can vary significantly and are not representative of expected annualized results.
     Gross margins from natural gas sales decreased $3.0 million in the six months ended March 31, 2009 compared to the same period in the prior fiscal year. This decrease primarily reflects a $5.7 million (pre-tax) increase in unrealized mark-to-market losses associated with energy-related derivatives offset for higher realized margins due to an increase in the margin per therm sold.
     Gross margins from electric sales in the six months ended March 31, 2009 decreased $6.6 million from the same period of the prior fiscal year. This decrease reflects a $10.1 million (pre-tax) increase in unrealized mark-to-market losses associated with energy-related derivatives, offset by higher realized electricity margins primarily due to a rise in electric sales volumes.
     Design-Build Energy Systems. The design-build energy systems segment reported net income of $2.0 million for the six months ended March 31, 2009, an increase of $1.5 million over net income of $524,000 reported for the same period of the prior fiscal year. This increase primarily reflects higher revenues and lower cost of sales associated with design-build projects.
     Interest Expense
     The following table depicts the components of the change in interest expense from the six months ended March 31, 2009 compared to 2008.

Composition of Interest Expense Changes
Increase /
(In millions)	(Decrease)

Long-term debt	$0.5
Short-term debt	(2.3)
Other (includes AFUDC(a))	0.8

Total	$(1.0)

(a)	Represents Allowance for Funds Used During Construction.
     WGL Holdings’ interest expense of $23.7 million for the six months ended March 31, 2009 decreased $1.0 million from the same period of the prior fiscal year. Lower interest expense for the period primarily reflects a decrease in the weighted average interest rate incurred on short-term debt borrowings due to lower interest rates on commercial paper borrowings, partially offset by a higher average long-term debt balance.
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
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Our ability to obtain adequate and cost effective financing depends on our credit ratings as well as the liquidity of financial markets. Our credit ratings depend largely on the financial performance of our subsidiaries, and a downgrade in our current credit ratings could require us to post additional collateral with our wholesale counterparties and adversely affect our borrowing costs, as well as our access to sources of liquidity and capital. Also potentially affecting access to short-term debt capital is the nature of any restrictions that might be placed upon us, such as ratings triggers or a requirement to provide creditors with additional credit support in the event of a determination of insufficient creditworthiness. Although the credit markets tightened in the latter half of 2008, we have maintained our ability to meet our liquidity needs at reasonable costs through: (i) the issuance of commercial paper by WGL Holdings and Washington Gas; (ii) loans made under the WGL Holdings committed bank credit facility and (iii) the issuance of Medium-Term Notes (MTNs) by Washington Gas to support its operations.
     The level of our capital expenditure requirements, our financial performance and the effect of these factors on our credit ratings, as well as investor demand for our securities, affect the availability of long-term capital at reasonable costs.
     We have a goal to maintain our common equity ratio in the mid-50% range of total consolidated capital. The level of this ratio varies during the fiscal year due to the seasonal nature of our business. This seasonality is also evident in the variability of our short-term debt balances, which are typically higher in the fall and winter months, and substantially lower in the spring when a significant portion of our current assets is converted into cash at the end of the winter heating season. Accomplishing this capital structure objective and maintaining sufficient cash flow are necessary to maintain attractive credit ratings for WGL Holdings and Washington Gas, and to allow access to capital at reasonable costs. As of March 31, 2009, total consolidated capitalization, including current maturities of long-term debt and excluding notes payable, comprised 61.0% common equity, 1.5% preferred stock and 37.5% long-term debt. Our cash flow requirements and our ability to provide satisfactory resources to meet those requirements are primarily influenced by the activities of Washington Gas and WGEServices and, to a lesser extent, other non-utility operations.
     Our plans provide for sufficient liquidity to satisfy our financial obligations. At March 31, 2009, we did not have any restrictions on our cash balances or retained earnings that would affect the payment of common or preferred stock dividends by WGL Holdings or Washington Gas.
     Short-Term Cash Requirements and Related Financing
     Washington Gas’s business is weather sensitive and seasonal, causing short-term cash requirements to vary significantly during the year. Approximately 75% of the total therms delivered in Washington Gas’s service area (excluding deliveries to two electric generation facilities) occur during the first and second fiscal quarters. Accordingly, Washington Gas typically generates more net income in the first six months of the fiscal year than it does for the entire fiscal year.
     During the first six months of our fiscal year, Washington Gas generates large sales volumes and its cash requirements peak when accounts receivable and unbilled revenues are at their highest levels. During the last six months of our fiscal year, after the winter heating season, Washington Gas will typically experience a seasonal net loss due to reduced demand for natural gas. During this period, many of Washington Gas’s assets are converted into cash which Washington Gas generally uses to reduce and sometimes eliminate short-term debt and to acquire storage gas for the next heating season.
     Washington Gas and WGEServices have seasonal short-term cash requirements resulting from their need to purchase storage gas inventory in advance of the winter heating periods in which the storage gas is sold. Washington Gas generally collects the cost of its gas under cost recovery mechanisms approved by its regulators. WGEServices collects revenues that are designed to reimburse its commodity costs used to supply its retail customer contracts. Variations in the timing of cash receipts from customers under these collection methods can significantly affect short-term cash requirements. In addition, both Washington Gas and WGEServices pay their respective commodity suppliers before collecting the accounts receivable balances resulting from these sales. WGEServices derives its funding to finance these activities from short-term debt issued by WGL Holdings. Additionally, WGL Holdings may be required to post collateral on behalf of WGEServices for certain purchases.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     WGL Holdings and Washington Gas utilize short-term debt in the form of commercial paper or unsecured short-term bank loans to fund seasonal cash requirements. Our policy is to maintain back-up bank credit facilities in an amount equal to or greater than our expected maximum commercial paper position. The following is a summary of our committed credit agreements at March 31, 2009.

Committed Credit Available (In millions)
Committed credit agreements	WGL Holdings	Washington Gas

Unsecured revolving credit facility, expires August 3, 2012 (a)	$400.0	$300.0
Unsecured credit agreement, expires May 27, 2009	—	75.0
Unsecured credit agreement, expires May 29, 2009	—	15.0
Unsecured credit agreement, expires September 19, 2009	—	10.0

Total committed credit agreements	$400.0	$400.0
Less: Commercial Paper	(127.5)	(3.9)

Net committed credit available	$272.5	$396.1

(a)	Both WGL Holdings and Washington Gas have the right to request extensions with the banks’ approval. WGL Holdings’ revolving credit facility permits it to borrow an additional $50 million, with the banks’ approval, for a total of $450 million. Washington Gas’s revolving credit facility permits it to borrow an additional $100 million, with the banks’ approval, for a total of $400 million.
     WGL Holdings typically issues commercial paper to meet its financing requirements; however, due to the recent tightening of the credit markets, WGL Holdings borrowed from its committed credit facility to meet its liquidity needs during the quarter ended March 31, 2009. WGL Holdings was able to pay off these loans through the issuance of lower cost commercial paper and as of March 31, 2009, there were no outstanding borrowings under the credit facility for WGL Holdings. At March 31, 2009 there were no outstanding borrowings under our credit agreements for Washington Gas (refer to Note 3 of the Notes to the Consolidated Financial Statements in this quarterly report for further information).
     At March 31, 2009 and September 30, 2008, WGL Holdings and its subsidiaries had outstanding notes payable in the form of commercial paper and bank loans from revolving credit facilities of $131.4 million and $271.0 million, respectively. Of the outstanding notes payable balance at March 31, 2009, $127.5 million and $3.9 million was commercial paper issued by WGL Holdings and Washington Gas, respectively. As of March 31, 2009, there were no outstanding borrowings under WGL Holdings or Washington Gas’s credit agreements. Of the outstanding notes payable balance at September 30, 2008, $23.0 million and $231.0 million was commercial paper issued by WGL Holdings and Washington Gas, respectively. As of September 30, 2008, WGL Holdings had $17.0 million in outstanding borrowings under its revolving credit facility and there were no outstanding borrowings under Washington Gas’s credit agreements.
     To manage credit risk, both Washington Gas and WGEServices may require deposits from certain customers and suppliers, which are reported as current liabilities in “Customer deposits and advance payments.” At March 31, 2009 and September 30, 2008, “Customer deposits and advance payments” totaled $43.9 million and $46.1 million, respectively. For both periods, substantially all of these deposits related to customer deposits for Washington Gas.
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
     For WGEServices, any deposits typically represent collateral for transactions with wholesale counterparties for the purchase and sale of natural gas and electricity. These deposits may be required to be repaid or increased at any time based on the current value of WGEServices’ net position with the counterparty. Currently there are no restrictions on WGEServices’ use of deposit funds and WGEServices’ would pay interest to the counterparty on these deposits in accordance with its contractual obligations. Refer to the section entitled “Credit Risk” for a further discussion of our management of credit risk.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Long-Term Cash Requirements and Related Financing
     Our long-term cash requirements primarily depend upon the level of capital expenditures, long-term debt maturities and decisions to refinance long-term debt. Our capital expenditures primarily relate to adding new utility customers and system supply as well as maintaining the safety and reliability of Washington Gas’s distribution system. Refer to our 2008 Annual Report for a further discussion of our capital expenditures forecast and our long-term debt maturities.
     At March 31, 2009, Washington Gas had the capacity under a shelf registration that was declared effective by the Securities and Exchange Commission on June 8, 2006, to issue up to $200.0 million of additional MTNs.
     In October 2008, Washington Gas retired $25.0 million of 5.49% MTNs. On December 5, 2008, Washington Gas issued $50.0 million of 7.46% fixed rate MTNs due December 5, 2018. Proceeds from this MTN were used by Washington Gas to replace the matured MTNs and for general corporate purposes, including funding capital expenditures and working capital needs, and repaying commercial paper.
     Security Ratings
     The table below reflects the current credit ratings for the outstanding debt instruments of WGL Holdings and Washington Gas. Changes in credit ratings may affect WGL Holdings’ and Washington Gas’s cost of short-term and long-term debt and their access to the capital markets. A security rating is not a recommendation to buy, sell or hold securities, it may be subject to revision or withdrawal at any time by the assigning rating organization and each rating should be evaluated independently of any other rating.

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
     Ratings Triggers and Certain Debt Covenants
     WGL Holdings and Washington Gas pay fees on their credit facilities, which in some cases are based on the long-term debt ratings of Washington Gas. In the event the long-term debt of Washington Gas is downgraded below certain levels, WGL Holdings and Washington Gas would be required to pay higher fees. There are five different levels of fees. The credit facility for WGL Holdings defines its applicable fee level as one level below the level applicable to Washington Gas. Under the terms of the credit facilities, the fees based on the long-term debt credit ratings range from four basis points to nineteen basis points.
     Under the terms of WGL Holdings’ and Washington Gas’s credit agreements, the ratio of consolidated financial indebtedness to consolidated total capitalization can not exceed 0.65 to 1.0 (65.0%). In addition, WGL Holdings and Washington Gas are required to inform lenders of changes in corporate existence, financial conditions, litigation and environmental warranties that might have a material adverse effect. The failure to inform the lenders’ agent of changes in these areas deemed material in nature might constitute default under the agreements. Additionally, WGL Holdings’ or Washington Gas’s failure to pay principal or interest when due on any of its other indebtedness may be deemed a default under our credit agreements. A default, if not remedied, may lead to a suspension of further loans and/or acceleration in which obligations become immediately due and payable. At March 31, 2009, we were in compliance with all of the covenants under our revolving credit facilities.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     For certain of Washington Gas’s natural gas purchase and pipeline capacity agreements, if the long-term debt of Washington Gas is downgraded to or below the lower of a BBB- rating by Standard & Poor’s Ratings Services or a Baa3 rating by Moody’s Investors Service, or if Washington Gas is deemed by a counterparty not to be creditworthy, then the counterparty may withhold service or deliveries, or may require additional credit support. For certain other agreements, if the counterparty’s credit exposure to Washington Gas exceeds a contractually defined threshold amount, or if Washington Gas’s credit rating declines, then the counterparty may require additional credit support. At March 31, 2009, Washington Gas would not be required to supply additional credit support by these arrangements if its long-term debt rating were to be downgraded one rating level.
     WGL Holdings has guaranteed payments for certain purchases of natural gas and electricity on behalf of its wholly-owned subsidiary, WGEServices (refer to our 2008 Annual Report for a further discussion of these guarantees). If the credit rating of WGL Holdings declines, WGEServices may be required to provide additional credit support for these purchase contracts. At March 31, 2009, WGEServices would be required to provide $46.2 million in additional credit support for these arrangements if the long-term debt rating of WGL Holdings were to be downgraded one rating level.
     Cash Flows Provided by Operating Activities
     The primary drivers for our operating cash flows are cash payments received from natural gas and electricity customers, offset by our payments for natural gas and electricity costs, operation and maintenance expenses, taxes and interest costs.
     Net cash provided by operating activities totaled $221.7 million for the six months ended March 31, 2009. Net cash provided by operating activities reflects net income applicable to common stock, as adjusted for non-cash earnings and charges, as well as changes in working capital. Certain changes in working capital from September 30, 2008 to March 31, 2009 are described below:
•	Accounts receivable and unbilled revenues—net increased $338.6 million from September 30, 2008, primarily due to increased sales volumes to customers during our winter heating season and increased sales volumes associated with Washington Gas’s asset optimization program.

•	Storage gas inventory cost levels decreased $321.9 million from September 30, 2008 due to seasonal physical withdrawals.

•	Gas costs and other regulatory liabilities increased $75.7 million from September 30, 2008 due to an increase in unbilled gas costs resulting from higher sales volumes delivered to customers as a result of the winter heating season.

•	Accounts payable and other accrued liabilities increased $41.3 million, largely attributable to increased volumes of natural gas purchased for both deliveries to customers during the 2008-2009 winter heating season and Washington Gas’s asset optimization program.

•	Other prepayments increased $42.0 million from September 30, 2008 due to an increase in collateral receivables for transactions with wholesale counterparties for the purchase of energy for our retail-energy marketing segment. This increase in collateral reflects lower market prices for energy, compared to the contracted purchase price of energy supplies.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Cash Flows Used in Financing Activities
     Cash flows used in financing activities totaled $137.5 million for the six months ended March 31, 2009. This total primarily reflects our common stock dividend payments totaling $35.5 million and a decrease in our notes payable by a net amount of $139.5 million due to decreased working capital requirements.
     Cash Flows Used in Investing Activities
     During the six months ended March 31, 2009, cash flows used in investing activities totaled $66.0 million, which primarily consists of capital expenditures made on behalf of Washington Gas.
     Capital Expenditures
     We have revised our five-year capital expenditures budget as reported in our 2008 Annual Report to reflect a modified estimate of new meter additions as a result of a decrease in projected new construction home sales reflecting slower regional economic activity. Additionally, we have increased our projected expenditure related to the replacement and betterment of existing capacity. The revised five-year projection reflects a decrease in total capital expenditures from $884.4 million as reported in our 2008 Annual Report, to a revised total of $825.6 million. The following table depicts our revised capital expenditures budget for fiscal years 2008 through 2013.

Projected Capital Expenditures
	Fiscal Year Ending September 30,
(in millions)	2009	2010	2011	2012	2013	Total

New business	$48.9	$52.1	$53.4	$61.0	$60.0	$275.4
Replacements	45.1	49.4	49.5	47.7	49.5	241.2
LNG storage facility	3.7	36.5	64.9	44.6	1.1	150.8
Other	45.9	37.7	24.5	21.1	29.0	158.2

Total-accrual basis(a)	$143.6	$175.7	$192.3	$174.4	$139.6	$825.6

(a)	Excludes Allowance for Funds Used During Construction. Includes capital expenditures accrued and capital expenditure adjustments recorded in the fiscal year.
     The 2009 to 2013 projected periods include $275.4 million for continued growth to serve new customers, and $241.2 million primarily related to the replacement and betterment of existing capacity. Projected expenditures also reflect $158.2 million of other expenditures, which include general plant. Additionally, the projected period contains capital expenditures to construct a necessary, new source of peak day capacity within the boundaries of the natural gas distribution system to support customer growth and pressure requirements on the entire natural gas distribution system. Specifically, these estimated expenditures are expected to be used for the construction of a one billion cubic foot liquefied natural gas (LNG) storage facility on the land historically used for storage facilities by Washington Gas in Chillum, Maryland (refer to the section entitled “Chillum LNG Facility”).
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
     Reference is made to the “Contractual Obligations, Off-Balance Sheet Arrangements and Other Commercial Commitments” section of Management’s Discussion in our 2008 Annual Report for a detailed discussion of our contractual obligations. Note 5 of the Notes to Consolidated Financial Statements in our 2008 Annual Report includes a discussion of long-term debt, including debt maturities. Reference is made to Note 14 of the Notes to Consolidated Financial Statements in our 2008 Annual Report that reflects information about the various contracts of Washington Gas and WGEServices. Additionally, refer to Note 12 of the Notes to Consolidated Financial Statements in this quarterly report.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Construction Project Financing
     To fund certain of its construction projects, Washington Gas enters into financing arrangements with third-party lenders. As part of these financing arrangements, Washington Gas’s customers agree to make principal and interest payments over a period of time, typically beginning after the projects are completed. Washington Gas then assigns these customer payment streams to the lender. As the lender funds the construction project, Washington Gas establishes a note receivable representing its customers’ obligations to remit principal and interest and a long-term note payable to the lender. When these projects are formally “accepted” by the customer as completed, Washington Gas transfers the ownership of the note receivable to the lender and removes both the note receivable and the long-term financing from its financial statements. As of March 31, 2009, work on these construction projects that was not completed or accepted by customers was valued at $16.6 million, which is recorded on the balance sheet as a note receivable in “Deferred Charges and Other Assets—Other” with the corresponding long-term obligation to the lender in “Long-term debt.” At any time before these contracts are accepted by the customer, should there be a contract default, such as, among other things, a delay in completing the project, the lender may call on Washington Gas to fund the unpaid principal in exchange for which Washington Gas would receive the right to the stream of payments from the customer. Once the project is accepted by the customer, the lender will have no recourse against Washington Gas related to this long-term debt.
     Financial Guarantees
     WGL Holdings has guaranteed payments primarily for certain purchases of natural gas and electricity on behalf of the retail energy-marketing segment. At March 31, 2009, these guarantees totaled $544.2 million. The amount of such guarantees is periodically adjusted to reflect changes in the level of financial exposure related to these purchase commitments. We also receive financial guarantees or other collateral from suppliers when required by our credit policy (refer to the section entitled “Credit Risk” for a further discussion of our credit policy). WGL Holdings also issued guarantees totaling $3.0 million at March 31, 2009 that were made on behalf of certain of our non-utility subsidiaries associated with their banking transactions. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations imposed by the guarantees upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations that had been created under the guarantees prior to the effective date of the cancellation.
     Chillum LNG Facility
     Washington Gas plans to construct a one billion cubic foot LNG storage facility on the land historically used for natural gas storage facilities by Washington Gas in Chillum, Maryland, to meet its customers’ forecasted peak demand for natural gas. The new storage facility is currently expected to be completed and in service by the 2012-2013 winter heating season at an estimated cost of $159 million, subject to certain zoning and other legal challenges. On October 30, 2006, the District Council of Prince George’s County, Maryland denied Washington Gas’s application for a special exception related to its proposed construction of the LNG peaking plant because it believes that current zoning restrictions prohibit such construction. Washington Gas appealed this decision to the Prince George’s County Circuit Court (the Circuit Court) on November 22, 2006; however, the case was subsequently sent back to the administrative process by the Circuit Court. On April 16, 2008, Washington Gas filed a Complaint for Declaratory and Injunctive Relief with the United States District Court for the District of Maryland seeking to clarify the role of the local jurisdiction by affirming all local laws relating to safety and location of the facility are preempted by Federal and State law. On February 2, 2009, the PSC of MD ordered that evidentiary proceedings be opened for the purpose of reviewing Washington Gas’s most recent gas procurement plan including the role the Chillum facility plays in meeting current and future customers’ annual and seasonal natural gas requirements. This review is not expected to be fully completed before the planned summer 2009 construction start date. Washington Gas must begin construction of the storage facility in the summer of 2009 in order for the Chillum Facility to be completed and in service by the 2012-2013 winter heating season. Until the legal and other challenges are resolved and the LNG plant is constructed, Washington Gas has planned for alternative sources of supply to meet its customers’ peak day requirements. These plans include capital expenditures related to infrastructure improvements which are currently scheduled to be completed by fiscal year 2012 and which contribute to providing for adequate system performance based on projected needs.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Operating Issues Related To Cove Point Natural Gas Supply
     In late fiscal year 2003, Dominion reactivated its Cove Point LNG terminal. The composition of the vaporized LNG received from the Cove Point LNG terminal resulted in increased leaks in mechanical couplings on the portion of our distribution system in Prince George’s County, Maryland that directly receives the Cove Point gas. The imported Cove Point gas contains a lower concentration of heavy hydrocarbons (HHCs) than domestically produced natural gas, and caused the seals on those mechanical couplings to shrink and to leak. Independent laboratory tests performed on behalf of Washington Gas have shown that, in a laboratory environment, the injection of HHCs into the type of gas coming from the Cove Point LNG terminal can be effective in re-swelling the seals in couplings which increases their sealing force and in turn, reduces the propensity for the affected couplings to leak. As described below, ongoing field testing will determine the success of applying this resolution more broadly.
     Through a pipeline replacement project and the construction of a HHC injection facility at the gate station that exclusively receives gas from the Cove Point terminal, Washington Gas has reduced the occurrence of new coupling leaks in this area of the distribution system. A recent expansion of the physical capacity of the Cove Point terminal could result in a substantial increase in the receipt of Cove Point gas into additional portions of Washington Gas’s distribution system as greater volumes of Cove Point gas are introduced into other downstream pipelines that provide service to Washington Gas. Based upon engineering and flow studies and our experience, this increase in the receipt of Cove Point gas is likely to result in a significantly greater number of leaks in other parts of Washington Gas’s distribution system, unless our efforts to mitigate these additional leaks are successful. Washington Gas is attempting to mitigate this anticipated increase in leaks through: (i) pipeline replacement programs; (ii) the construction and operation of additional HHC injection facilities; (iii) isolating its interstate pipeline receipt points and limiting the amount of gas received, where possible, from pipelines that transport Cove Point gas; (iv) blending, where possible, the Cove Point gas with other supplies of natural gas from within the continental United States and (v) continued efforts before the FERC to condition incremental increases in deliveries from the Cove Point terminal on the appropriate resolution of safety concerns consistent with the public interest.
     Washington Gas has completed the construction of a second HHC injection facility that became operational in December 2007, and a third HHC injection facility that become operational in March 2009, at a cost of approximately $4 million each. Assuming current gas flow patterns with the current pipeline supply configurations, the strategic placement of the three HHC injection facilities will inject HHCs into the natural gas supplied to over 95% of the pipelines that contain mechanical couplings within our distribution system. Washington Gas has been granted recovery for a portion of these costs allocable to Virginia and Maryland. Additionally, Washington Gas will seek recovery of the costs allocable to the District of Columbia in a future base rate proceeding. Washington Gas expects the cost of these facilities to be recoverable in all jurisdictions.
     The estimated cost of these facilities does not include the cost of the HHCs injected into the gas stream at the gate stations. We have been granted cost recovery for the majority of these costs in Virginia and Maryland, and have requested cost recovery for both past and future HHC costs in the District of Columbia (refer to the section entitled “Rates and Regulatory Matters”).
     Washington Gas is replacing or remediating selected mechanically coupled pipelines within the areas of the distribution system that may receive high concentrations of Cove Point gas, but that will not receive HHC injections. Washington Gas has also planned for additional replacement of mechanically coupled pipeline in other areas of its distribution system. In total, the current estimated cost of planned mechanical coupling remediation and replacement work over the next three years is $36.0 million, which includes $8.0 million per year as part of a planned mechanically coupled pipe replacement program approved by the Virginia State Corporation Commission (SCC of VA) as part of a settlement of a Virginia rate case.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Washington Gas continues to gather and evaluate field and laboratory evidence to determine the efficacy of HHC injections of the Cove Point gas in preventing additional leaks or impeding the rate at which additional leaks may occur in the gas distribution system if expanded volumes from the Cove Point terminal are introduced. In a report filed with the PSC of MD on June 30, 2008, Washington Gas reported a notable increase in leaks in mechanical couplings in a portion of its distribution system in Virginia where Cove Point gas injected with HHCs was recently introduced. Although this increase in leaks was significantly less than the increase experienced in the affected area of Prince George’s County, Maryland, the injection of HCCs into the Cove Point gas did not reduce the occurrence of coupling leaks to an acceptable level that would allow Washington Gas to safely accommodate the increased deliveries of revaporized LNG anticipated with the expansion of the Cove Point terminal. If we are unable to implement a satisfactory solution on a timely basis, then additional operating expenses and capital expenditures may be necessary to contend with the receipt of increased volumes of vaporized LNG from the Cove Point terminal into Washington Gas’s distribution system. Such additional operating expenses and capital expenditures may not be timely enough to mitigate the challenges posed by increased volumes of Cove Point gas and could result in leakage in mechanical couplings at a rate that could compromise the safety of our distribution system. Additional legal or regulatory remedies may be necessary to protect the Washington Gas distribution system and its customers from the adverse effects of unblended vaporized LNG (refer to the section entitled “Request for FERC Action” below for a further discussion).
     Notwithstanding Washington Gas’s recovery through local regulatory commission action of costs related to the construction of the HHC injection facilities, Washington Gas is pursuing remedies to keep its customers from having to pay more than their appropriate share of the costs of the remediation to maintain the safety of the Washington Gas distribution system.
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
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Although Washington Gas agrees with the portion of the Court of Appeals decision that states the FERC failed to address adequately the future safety concerns associated with increased deliveries of LNG into its system, Washington Gas does not agree with all of the findings of the Court of Appeals, including conclusions related to the cause of the leaks, and on September 2, 2008 filed a request for rehearing with the Court of Appeals. This request has been denied. The FERC held a technical conference on August 14, 2008 “to discuss the nature and progress of remedial measures taken to date, as well as the need and benefit of any other remedial measures that might be taken by WGL and Dominion Cove Point LNG, LP so that WGL’s system can safely accommodate the increased amounts of regasified LNG from Cove Point’s LNG import terminal.” Washington Gas filed initial Post Technical Conference Comments on August 19, 2008 and reply Post Technical Conference Comments on August 22, 2008. On October 7, 2008, the FERC issued its reauthorization of the expansion of the Cove Point terminal, allowing construction to continue; however, the FERC limited the amount of vaporized LNG that may flow from the Cove Point terminal into the Columbia Gas Transmission pipeline and ultimately into the distribution system of Washington Gas. On November 6, 2008, Washington Gas filed a Request for Rehearing with the FERC, citing numerous factual and legal errors in the October 7, 2008 reauthorization. The reauthorization fails to adequately address future safety concerns as directed by the Court of Appeals. Although this reauthorization limited the amount of vaporized LNG that may flow from the Cove Point terminal into Washington Gas’s distribution system through the Columbia Gas Transmission pipeline, this limited amount far exceeds any amount of Cove Point gas that has been received by Columbia Gas Transmission to date. On January 15, 2009, the FERC issued an order denying Washington Gas’s request for rehearing and affirmed its reauthorization of the expansion of the Cove Point terminal. On February 13, 2009, Washington Gas filed a request with the FERC for an emergency stay of the effectiveness of the orders the FERC issued on October 7, 2008 and January 15, 2009. On March 19, 2009, the FERC denied Washington Gas’s request for a stay. On March 13, 2009, Washington Gas filed a Petition for Review in the Court of Appeals of the FERC’s Order on Remand issued on October 7, 2008, and its Order on Rehearing of the October 7, 2008 Order, issued January 15, 2009, that established a cap on the volume of LNG that could be delivered to the Columbia Gas interconnection with the Cove Point pipeline. The October 2008 decision did not fully address the concerns raised earlier by the Court of Appeals — that the Cove Point expansion should not proceed until FERC addressed the safety concerns raised by Washington Gas. Washington Gas is currently awaiting a briefing schedule from the Court of Appeals.
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
     CREDIT RISK
     Wholesale Credit Risk
     Certain wholesale suppliers that sell natural gas to both Washington Gas and WGEServices either have relatively low credit ratings or are not rated by major credit rating agencies.
     Washington Gas enters into transactions with wholesale counterparties for the purpose of meeting firm ratepayer commitments, to optimize the value of its long-term capacity assets, and for hedging natural gas costs. In the event of a supplier’s failure to deliver contracted volumes of gas or fulfill its payment obligations, Washington Gas may incur losses that would typically be passed through to its sales customers under the purchased gas cost adjustment mechanisms. Washington Gas may be at risk for financial loss to the extent these losses are not passed through to its customers. To manage these various credit risks, Washington Gas has a credit policy in place that is designed to mitigate these credit risks through a requirement for credit enhancements including, but not limited to, letters of credit, parent guarantees and cash collateral when deemed necessary. In accordance with this policy, Washington Gas has obtained credit enhancements from certain of its counterparties. Additionally, for certain counterparties or their guarantors that meet this policy’s credit worthiness criteria, Washington Gas grants unsecured credit which is continuously monitored.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     For WGEServices, depending on the ability of wholesale counterparties to deliver natural gas or electricity under existing contracts, WGEServices could be financially exposed for the difference between the price at which WGEServices has contracted to buy these commodities and their replacement cost from another supplier. To the extent that WGEServices sells natural gas to these wholesale counterparties, WGEServices may be exposed to payment risk if WGEServices is in a net receivable position. Additionally, WGEServices enters into contracts with third parties to hedge the costs of natural gas and electricity. Depending on the ability of the third parties to fulfill their commitments, WGEServices could be at risk for financial loss. WGEServices has an existing credit policy that is designed to mitigate credit risks through a requirement for credit enhancements including, but not limited to, letters of credit, parent guarantees and cash collateral when deemed necessary. In accordance with this policy, WGEServices has obtained credit enhancements from certain of its counterparties. If certain counterparties or their guarantors meet the policy’s credit worthiness criteria, WGEServices grants unsecured credit to those counterparties or their guarantors. The credit worthiness of all counterparties is continuously monitored.
     WGEServices is also subject to the credit policy requirements of their counterparties which under certain circumstances require similar credit enhancements from WGEServices under these contracts. WGEServices credit risks may extend beyond the price or payment risk outlined above to the extent that cash collateral has been provided to the counterparty. At March 31, 2009, WGEServices provided $60.7 million in cash collateral to supplier counterparties.
     The following table provides information on our credit exposure, net of collateral, to wholesale counterparties as of March 31, 2009 for both Washington Gas and WGEServices, separately.

Credit Exposure to Wholesale Counterparties (In millions)
		Offsetting		Number of	Net Exposure of
	Exposure	Credit		Counterparties	Counterparties
	Before Credit	Collateral	Net	Greater	Greater Than
Rating (a)	Collateral (b)	Held (c)	Exposure	Than 10% (d)	10%

Washington Gas
Investment Grade	$33.3	$—	$33.3	3	$17.0
Non-Investment Grade	0.1	—	0.1	—	—
No External Ratings	0.3	—	0.3	—	—

WGEServices
Investment Grade	$0.45	$—	$0.45	1	$0.4
Non-Investment Grade	—	0.01	—	—	—
No External Ratings	0.01	—	0.01	—	—

(a)	Included in “Investment Grade” are counterparties with a minimum Standard & Poor’s or Moody’s Investor Service rating of BBB- or Baa3, respectively. If a counterparty has provided a guarantee by a higher-rated entity (e.g., its parent), the guarantor’s rating is used in this table.

(b)	Includes the net of all open positions on energy-related derivatives subject to mark-to-market accounting requirements, the net receivable/payable for realized transactions and net open positions for contracts designated as normal purchases and normal sales and not recorded on our balance sheet. Amounts due from counterparties are offset by liabilities payable to those counterparties to the extent that legally enforceable netting arrangements are in place.

(c)	Represents cash deposits and letters of credit received from counterparties, not adjusted for probability of default.

(d)	Using a percentage of the net exposure.
     Retail Credit Risk
     Washington Gas is exposed to the risk of non-payment of utility bills by certain of its customers. To manage this customer credit risk, Washington Gas may require cash deposits from its high risk customers to cover payment of their bills until the requirements for the deposit refunds are met.
     WGEServices is also exposed to the risk of non-payment of invoiced sales by certain of its retail customers. WGEServices manages this risk by evaluating the credit quality of new customers as well as by monitoring collections from existing customers. To the extent necessary, WGEServices can obtain collateral from, or terminate service to, its existing customers based on a credit quality criteria.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     MARKET RISK
     We are exposed to various forms of market risk including commodity price risk, weather risk and interest-rate risk. The following discussion describes these risks and our management of them.
     Price Risk Related to the Regulated Utility Segment
     Washington Gas faces price risk associated with the purchase of natural gas. Washington Gas generally recovers the cost of the natural gas to serve customers through gas cost recovery mechanisms as approved in jurisdictional tariffs; therefore a change in the price of natural gas generally has no direct effect on Washington Gas’s net income. However, Washington Gas is responsible for following competitive and reasonable practices in purchasing natural gas for its customers.
     To manage price risk associated with its natural gas supply to its firm customers, Washington Gas: (i) actively manages its gas supply portfolio to balance sales and delivery obligations; (ii) injects natural gas into storage during the summer months when prices are historically lower, and withdraws that gas during the winter heating season when prices are historically higher and (iii) enters into hedging contracts and other contracts that qualify as derivative instruments related to the sale and purchase of natural gas.
     Washington Gas has specific regulatory approval in the District of Columbia, Maryland and Virginia to use forward contracts and, except in Maryland, option contracts to hedge against potential price volatility for a limited portion of its natural gas purchases for firm customers. Specifically, Washington Gas has approval to: (i) buy gas in advance using forward contracts; (ii) purchase call options that lock in a maximum price when Washington Gas is ready to buy gas and (iii) use a combination of put and call options to limit price exposure within an acceptable range. Regulatory approval for Virginia is permanent. The regulatory approval in the District of Columbia is pursuant to a pilot program, and Washington Gas will be seeking to continue this program. The current Maryland authority stems from March 2009 Orders directing Washington Gas to hedge 40% of its summer storage fill volumes at or below a certain price, but precluded the use of options. Additionally, pursuant to a three-year pilot program that expired in the latter half of 2008, Washington Gas had specific regulatory approval in Maryland and Virginia to hedge the cost of natural gas purchased for storage using financial transactions in the form of forwards, swaps and option contracts. Washington Gas has filed for the renewal of the programs in Maryland and in Virginia. Additionally, pursuant to a three-year pilot program in the District of Columbia, Washington Gas has the ability to hedge the cost of natural gas for storage.
     Washington Gas also executes commodity-related physical and financial contracts in the form of forwards, swaps and option contracts as part of an asset optimization program that is managed by its internal staff. These transactions are accounted for as derivatives. Under this program, Washington Gas realizes value from its long-term natural gas transportation and storage capacity resources when not fully being used to serve utility customers. Regulatory sharing mechanisms in all three jurisdictions allow the profit from these transactions to be shared between Washington Gas’s customers and shareholders.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the regulated utility segment’s energy-related derivatives during the six months ended March 31, 2009:

Regulated Utility Segment Changes in Fair Value of Energy-Related Derivatives

(In millions)

Net assets (liabilities) at September 30, 2008	$(35.6)
Net fair value of contracts entered into during the period	2.5
Other changes in net fair value	16.5
Realized net settlement of derivatives	19.2

Net assets (liabilities) at March 31, 2009	$2.6

Regulated Utility Segment Roll Forward of Energy-Related Derivatives

(In millions)

Net assets (liabilities) at September 30, 2008	$(35.6)
Recorded to income	16.7
Recorded to regulatory assets/liabilities	2.3
Net option premium payments	—
Realized net settlement of derivatives	19.2

Net assets (liabilities) at March 31, 2009	$2.6

     The maturity dates of our net assets (liabilities) associated with the regulated utility segment’s energy-related derivatives recorded at fair value at March 31, 2009, is summarized in the following table based on the approach used to determine fair value:

Regulated Utility Segment Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

	Years Ended September 30,
		Remainder
(In millions)	Total	2009	2010	2011	2012	2013	Thereafter

Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	9.7	1.1	5.8	1.0	0.4	0.2	1.2
Level 3 — Significant unobservable inputs	(7.1)	(1.7)	(5.8)	(4.9)	1.2	1.1	3.0

Total net assets (liabilities) associated with our energy-related derivatives	$2.6	$(0.6)	$—	$(3.9)	$1.6	$1.3	$4.2

     Refer to Notes 8 and 9 of the Notes to Consolidated Financial Statements in this quarterly report for a further discussion of our derivative activities and fair value measurements.
     Price Risk Related to the Retail Energy-Marketing Segment
     Our retail energy-marketing subsidiary, WGEServices, sells natural gas and electricity to retail customers at both fixed and indexed prices. WGEServices must manage daily and seasonal demand fluctuations for these products with its suppliers. Price risk exists to the extent WGEServices does not closely match the timing and volume of natural gas and electricity it purchases with the related fixed price or indexed sales commitments. WGEServices’ risk management policies and procedures are designed to minimize this risk.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Natural Gas. A portion of WGEServices’ annual natural gas sales volumes are subject to variations in customer demand associated with fluctuations in weather and customer usage. Purchases of natural gas to fulfill retail sales commitments are generally made under fixed-volume contracts. If there is significant deviation from normal weather or other factors which affect customer usage that may cause our purchase commitments to differ significantly from actual customer usage, WGEServices may be required to purchase incremental natural gas or sell excess natural gas at prices that negatively impact gross margins. WGEServices may manage price risk through the use of derivative instruments including financial products and wholesale supply contracts that provide for volumetric variability. WGEServices also uses derivative instruments to mitigate the price risks associated with purchasing natural gas wholesale and reselling natural gas to retail customers at prices that are generally fixed.
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
     To the extent WGEServices has not sufficiently matched its customer requirements with its supply commitments; it could be exposed to electricity commodity price risk. WGEServices may manage this risk through the use of derivative instruments, including financial products.
     WGEServices’ electric business is also exposed to fluctuations in weather and varying customer usage. Purchases generally are made under fixed-price, fixed-volume contracts that are based on certain weather assumptions. If there are significant deviations in weather or usage from these assumptions, WGEServices may incur price and volume variances that could negatively impact expected gross margins (refer to the section entitled “Weather Risk” for a further discussion of our management of weather risk).

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the retail energy-marketing segment’s energy-related derivatives for both natural gas and electricity during the six months ended March 31, 2009:

Retail Energy-Marketing Segment
Changes in Fair Value of Energy-Related Derivatives
(In millions)

Net assets (liabilities) at September 30, 2008	$(3.4)
Net fair value of contracts entered into during the period	(7.7)
Other changes in net fair value	(23.3)
Realized net settlement of derivatives	15.0

Net assets (liabilities) at March 31, 2009	$(19.4)

Retail Energy-Marketing Segment
Roll Forward of Energy-Related Derivatives
(In millions)

Net assets (liabilities) at September 30, 2008	$(3.4)
Recorded to income	(32.6)
Recorded to accounts payable (a)	(0.1)
Recorded to retained earnings (b)	1.7
Net option premium payments	—
Realized net settlement of derivatives	15.0

Net assets (liabilities) at March 31, 2009	$(19.4)

(a)	Represents the amount to be paid for future Financial Transmission Rights related to electricity for WGEServices.

(a)	Represents the cumulative-effect adjustment to the opening balance of retained earnings or other appropriate components of net assets upon adoption of SFAS No. 157, Fair Value Measurements.
     The maturity dates of our net assets (liabilities) associated with the retail energy-marketing segment’s energy-related derivatives recorded at fair value at March 31, 2009, is summarized in the following table based on the approach used to determine fair value:

Retail Energy-Marketing Segment
Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives
	Years Ended September 30,
		Remainder
(In millions)	Total	2009	2010	2011	2012	2013	Thereafter

Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	(16.0)	(13.8)	(2.3)	(0.1)	0.2	—	—
Level 3 — Significant unobservable inputs	(3.4)	1.9	(3.5)	(1.6)	(0.2)	—	—

Total net assets (liabilities) associated with our energy-related derivatives	$(19.4)	$(11.9)	$(5.8)	$(1.7)	$—	$—	$—

     Refer to Note 8 and 9 of the Notes to Consolidated Financial Statements in this quarterly report for a further discussion of our derivative activities and fair value measurements.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Value-at-Risk. WGE Services measures the market risk of its energy commodity portfolio by determining its value-at-risk. Value-at-risk is an estimate of the maximum loss that can be expected at some level of probability if a portfolio is held for a given time period. The value-at-risk calculation for natural gas and electric portfolios include assumptions for normal weather, new customers and renewing customers for which supply commitments have been secured. Based on a 95% confidence interval for a one-day holding period, WGEServices’ value-at-risk at March 31, 2009 was approximately $7,000 and $54,000, related to its natural gas and electric portfolios, respectively.
     Weather Risk
     We are exposed to various forms of weather risk in both our regulated utility and unregulated business segments. For Washington Gas, a large portion of its revenues is volume driven and its current rates are based upon an assumption of normal weather, however, billing adjustment mechanisms described below address variations from this assumption. Without weather protection strategies, variations from normal weather will cause our earnings to increase or decrease depending on the weather pattern. Washington Gas currently has a weather protection strategy that is designed to neutralize the estimated financial effects of weather on its net income, as discussed below.
     The financial results of our non-regulated energy-marketing business, WGEServices, are also affected by variations from normal weather primarily in the winter relating to its natural gas sales, and throughout the fiscal year relating to its electricity sales. WGEServices manages these weather risks with, among other things, weather derivatives.
     Billing Adjustment Mechanisms. In Maryland, Washington Gas has a RNA billing mechanism that is designed to stabilize the level of net revenues collected from Maryland customers by eliminating the effect of deviations in customer usage caused by variations in weather from normal levels and other factors such as conservation. In Virginia, Washington Gas has a Weather Normalization Adjustment (WNA) mechanism which is a billing adjustment mechanism that is designed to eliminate the effect of variations in weather from normal levels on utility net revenues.
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
     Weather Derivatives. On October 1, 2008, Washington Gas purchased HDD derivative contracts to manage variations from normal weather in the District of Columbia. Washington Gas will receive $11,000 for every HDD below 3,835 during the period of October 1, 2008 through September 30, 2009. The maximum amount that Washington Gas can receive under this arrangement is $5.3 million. To minimize the cost of weather protection, Washington Gas sold two HDD derivatives where Washington Gas will pay a total of $10,000 for every HDD between 3,835 and 3,995 and $5,000 for every HDD between 3,995 and 4,425. The maximum amount that Washington Gas will pay out is $3.8 million for these two derivatives. The net pre-tax premium cost of this strategy for Washington Gas is $250,000 plus fees of $44,000. As a result of the colder-than-normal weather during the six months ended March 31, 2009, the pre-tax loss for these derivatives was $3.1 million, including amortization expense.
     WGEServices utilizes HDD derivatives from time to time to manage weather risks related to its natural gas sales. WGEServices also utilizes cooling degree day (CDD) derivatives to manage weather risks related to its electricity sales during the summer cooling season. These derivatives cover a portion of WGEServices’ estimated revenue or energy-related cost exposure to variations in HDDs or CDDs. Refer to Note 8 of the Notes to Consolidated Financial Statements for a further discussion of the accounting for these weather-related instruments.
     Interest-Rate Risk
     We are exposed to interest-rate risk associated with our debt financing costs. Washington Gas utilizes derivative instruments from time to time in order to minimize its exposure to the risk of interest-rate volatility. During both the three and six months ended March 31, 2009 or 2008, respectively, Washington Gas did not utilize derivative instruments associated with its debt financing costs. For a further discussion of our management of interest-rate risk, refer to Management’s Discussion within our 2008 Annual Report.

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
     RESULTS OF OPERATIONS — Three Months Ended March 31, 2009 vs. March 31, 2008
     The results of operations for the regulated utility segment and Washington Gas are substantially the same; therefore, this section primarily focuses on statistical information and other information that is not discussed in the results of operations for the regulated utility segment. Refer to the section entitled “Results of Operations-Regulated Utility” in Management’s Discussion for WGL Holdings for a detailed discussion of the results of operations for the regulated utility segment.
     Washington Gas reported net income applicable to common stock of $75.2 million for the three months ended March 31, 2009, compared to net income of $77.7 million reported for the same three months of the prior fiscal year. Net income decreased $2.5 million primarily reflecting: (i) the negative effects of higher natural gas consumption patterns that benefited the prior comparative period; (ii) higher recurring service costs related to the BPO and (iii) higher uncollectible accounts expense. Partially offsetting these unfavorable items were: (i) the effect of an increase in average active customer meters from the prior period; (ii) an increase in the recovery of carrying costs on higher average storage gas inventory balances; (iii) an increase in net margins associated with our asset optimization program and (iv) lower costs for weather protection products related to the District of Columbia.
     Key gas delivery, weather and meter statistics are shown in the table below for the three months ended March 31, 2009 and 2008.

Gas Deliveries, Weather and Meter Statistics
	Three Months Ended
	March 31,		Increase/
	2009	2008	(Decrease)

Gas Sales and Deliveries (millions of therms)
Firm
Gas sold and delivered	444.3	401.0	43.3
Gas delivered for others	200.0	184.7	15.3

Total firm	644.3	585.7	58.6

Interruptible
Gas sold and delivered	1.0	2.2	(1.2)
Gas delivered for others	95.0	86.3	8.7

Total interruptible	96.0	88.5	7.5

Electric generation—delivered for others	22.8	14.8	8.0

Total deliveries	763.1	689.0	74.1

Degree Days
Actual	2,333	1,944	389
Normal	2,111	2,115	(4)
Percent colder (warmer) than normal	10.5%	(8.1)%	n/a
Average active customer meters	1,070,724	1,060,200	10,524
New customer meters added	2,173	3,222	(1,049)

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Gas Service to Firm Customers. The volume of gas delivered to firm customers is highly sensitive to weather variability as a large portion of the natural gas delivered by Washington Gas is used for space heating. Washington Gas’s rates are based on an assumption of normal weather. The tariffs in the Maryland and Virginia jurisdictions include provisions that consider the effects of the RNA and WNA mechanisms, respectively, which are designed to, among other things, eliminate the effect on net revenues of variations in weather from normal levels (refer to the section entitled “Weather Risk” for a further discussion of these mechanisms and other weather-related instruments included in our weather protection strategy). In addition to these mechanisms, the combination of declining block rates in the Maryland and Virginia jurisdictions and the existence of fixed monthly demand charges in all jurisdictions to collect a portion of revenues reduce the effect that variations from normal weather have on utility net revenues.
     During the quarter ended March 31, 2009, total gas deliveries to firm customers were 644.3 million therms compared to 585.7 million therms delivered in the same quarter of prior year. This comparison in natural gas deliveries to firm customers reflects colder weather in the current three-month period than in the same period of the prior year as well as an increase in average active customer meters of 10,500, partially offset by the negative effects of changes in natural gas consumption patterns.
     Weather, when measured by HDDs, was 10.5% colder than normal in the second quarter of fiscal year 2009, as compared to 8.1% warmer than normal for the same quarter of fiscal year 2008. Including the effects of our weather protection strategy, there were no estimated effects on net income attributed to colder or warmer weather during the current or prior fiscal quarters.
     Gas Service to Interruptible Customers. Washington Gas must curtail or interrupt service to this class of customer when the demand by firm customers exceeds specified levels. Therm deliveries to interruptible customers were 96.0 million therms during the first quarter of fiscal year 2009, compared to 88.5 million therms for the same quarter last year, reflecting increased demand due to colder weather.
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
     Gas Service for Electric Generation. Washington Gas delivers natural gas for use at two electric generation facilities in Maryland that are each owned by companies independent of WGL Holdings. During the 3 months ended March 31, 2009, deliveries to these customers increased by 8.0 million therms, or 54.1%, when compared to the same quarter of the prior fiscal year. Washington Gas shares with firm customers a significant majority of the margins earned from natural gas deliveries to these customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not materially affect either net revenues or net income.
     RESULTS OF OPERATIONS — Six Months Ended March 31, 2009 vs. March 31, 2008
     Washington Gas reported net income applicable to common stock of $128.8 million for the six months ended March 31, 2009, compared to net income of $121.7 million reported for the same six months of the prior fiscal year. Net income increased $7.1 million primarily reflecting: (i) an increase in average active customer meters from the prior period; (ii) an increase in the recovery of carrying costs on higher average storage gas inventory balances; (iii) an increase in realized margins associated with our asset optimization program and (iv) lower costs for weather protection products related to the District of Columbia. Partially offsetting these improvements were: (i) the negative effects of higher natural gas consumption patterns that benefited the prior comparative period; (ii) the timing of prior year rate relief in Maryland and (iii) higher uncollectible accounts expense.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Key gas delivery, weather and meter statistics are shown in the table below for the six months ended March 31, 2009 and 2008.

Gas Deliveries, Weather and Meter Statistics
	Six Months Ended
	March 31,		Increase/
	2009	2008	(Decrease)

Gas Sales and Deliveries (millions of therms)
Firm
Gas sold and delivered	739.7	662.6	77.1
Gas delivered for others	347.7	318.8	28.9

Total firm	1,087.4	981.4	106.0

Interruptible
Gas sold and delivered	2.2	4.1	(1.9)
Gas delivered for others	173.5	160.7	12.8

Total interruptible	175.7	164.8	10.9

Electric generation—delivered for others	46.3	35.0	11.3

Total deliveries	1,309.4	1,181.2	128.2

Degree Days
Actual	3,860	3,185	675
Normal	3,457	3,471	(14)
Percent colder (warmer) than normal	11.7%	(8.2)%	n/a
Average active customer meters	1,064,801	1,055,601	9,200
New customer meters added	6,029	7,436	(1,407)

     Gas Service to Firm Customers. The volume of gas delivered to firm customers is highly sensitive to weather variability as a large portion of the natural gas delivered by Washington Gas is used for space heating. Washington Gas’s rates are based on an assumption of normal weather. The tariffs in the Maryland and Virginia jurisdictions include provisions that consider the effects of the RNA and WNA mechanisms, respectively, which are designed to, among other things, eliminate the effect in net revenues of variations in weather from normal levels (refer to the section entitled “Weather Risk” for a further discussion of these mechanisms and other weather-related instruments included in our weather protection strategy). In addition to these mechanisms, the combination of declining block rates in the Maryland and Virginia jurisdictions and the existence of fixed monthly demand charges in all jurisdictions to collect a portion of revenues reduce the effect that variations from normal weather have on utility net revenues.
     During the six months ended March 31, 2009, total gas deliveries to firm customers were 1,087.4 million therms compared to 981.4 million therms delivered in the same six months of prior year. This comparison in natural gas deliveries to firm customers reflects colder weather in the current six-month period than in the same period of the prior year as well as an increase in average active customer meters of 9,200, partially offset by the negative effects of changes in natural gas consumption patterns.
     Weather, when measured by HDDs, was 11.7% colder than normal in the six months ended March 31, 2009, as compared to 8.2% warmer than normal for the six months ended March 31, 2008. Including the effects of our weather protection strategy, there were no estimated effects on net income attributed to colder or warmer weather during the six months ended March 31, 2009 or 2008.
     Gas Service to Interruptible Customers. Washington Gas must curtail or interrupt service to this class of customer when the demand by firm customers exceeds specified levels. Therm deliveries to interruptible customers were 175.7 million therms during the six months ended March 31, 2009, compared to 164.8 million therms for the six months ended March 31, 2008, reflecting increased demand due to colder weather.

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
     Gas Service for Electric Generation. Washington Gas delivers natural gas for use at two electric generation facilities in Maryland that are each owned by companies independent of WGL Holdings. During the six months ended March 31, 2009, deliveries to these customers increased by 11.3 million therms, or 32.3%, when compared to the same period of the prior fiscal year. Washington Gas shares with firm customers a significant majority of the margins earned from natural gas deliveries to these customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not materially affect either net revenues or net income.
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
     District of Columbia Jurisdiction
     Recovery of HHC Costs. On May 1, 2006, Washington Gas filed two tariff applications with the PSC of DC requesting approval of proposed revisions to the balancing charge provisions of its firm and interruptible delivery service tariffs that would permit the utility to recover from its delivery service customers the costs of HHCs that are being injected into Washington Gas’s natural gas distribution system (refer to the section entitled “Operating Issues Related to Cove Point Natural Gas Supply” in Management’s Discussion). Washington Gas had been recovering the costs of HHCs from sales customers in the District of Columbia through its Purchased Gas Charge (PGC) provision in this jurisdiction. On October 2, 2006, the PSC of DC issued an order rejecting Washington Gas’s proposed tariff revisions until the PSC of MD issued a final order related to this matter. On October 12, 2006, Washington Gas filed a Motion for Clarification requesting that the PSC of DC affirm that Washington Gas can continue collecting HHC costs from sales customers through its PGC provision or to record such HHC costs incurred as a regulatory asset pending a ruling by the PSC of DC on future cost recovery. On May 11, 2007, the PSC of DC directed Washington Gas to cease prospective recovery of the cost of HHCs through the PGC provision, with future HHC costs to be recorded as a “pending” regulatory asset. On November 16, 2007 the PSC of MD issued a Final Order in the relevant case supporting full recovery of the HHC costs in Maryland. On March 25, 2008, the PSC of DC issued an order stating that the consideration of Washington Gas’s HHC strategy will move forward and directed interested parties to submit filings reflecting a proposed procedural schedule. On June 6, 2008, Washington Gas and the District of Columbia Office of the People’s Counsel filed a joint response to the order proposing a procedural schedule and a list of issues for consideration in the case. The PSC of DC adopted the proposed issues list and approved a procedural schedule. Washington Gas and other parties subsequently filed comments, conducted discovery and the parties filed reply comments. On April 30, 2009, the PSC ruled that there were unresolved issues and directed that they should be addressed in evidentiary hearings. The PSC issued an order establishing a procedural schedule to address these unresolved issues in the case. Initial testimony from all parties is due May 29, 2009, and hearings are scheduled for July 28-30, 2009. As of March 31, 2009 Washington Gas has incurred cumulative total HCC costs of $1.5 million and recovered approximately $500,000 of these HHC costs and approximately $500,000 is deferred as a regulatory asset subject to the outcome of the most recent PSC of DC order. We believe the Company will receive a supportive order for recovery of these HHC costs.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Maryland Jurisdiction
     Order on Previously Disallowed Purchased Gas Charges. Each year, the PSC of MD reviews the annual gas costs collected from customers in Maryland to determine if Washington Gas’s purchased gas costs are reasonable. On March 14, 2006, in connection with the PSC of MD’s annual review of Washington Gas’s gas costs that were billed to customers in Maryland from September 2003 through August 2004, a Hearing Examiner of the PSC of MD issued a proposed order approving purchased gas charges of Washington Gas for the twelve-month period ended August 2004, except for $4.6 million (pre-tax) of such charges that the Hearing Examiner recommended be disallowed because, in the opinion of the Hearing Examiner, they were not reasonably incurred. As a result, during the fiscal year ended September 30, 2006, Washington Gas accrued a liability of $4.6 million (pre-tax) related to the proposed disallowance of these purchased gas charges.
     Washington Gas filed appeals with the PSC of MD asserting that the Hearing Examiner’s recommendation was without merit. On February 5, 2009, the PSC of MD issued an Order that granted the appeal and reversed the findings of the Hearing Examiner. Accordingly, the gas costs at issue were deemed recoverable from rate payers. The PSC of MD’s Order concluded that the responsibility for recovery of these costs should be assigned to the specific group of customers associated with unbundled firm delivery service and directed Washington Gas to bill such costs to those customers over a 24-month period and to provide a credit to firm bundled sales customers over the same period. As a result of this Order, the liability recorded in fiscal year 2006 for this issue was reversed in the quarter ended December 31, 2008, and Washington Gas recorded income of $4.6 million (pre-tax) to “Operating revenues-utility.” On February 25, 2009, Washington Gas filed its compliance plan with the PSC of MD which outlined the plan for returning these funds to its firm sales customers, as well as collecting funds from firm delivery service customers beginning with Washington Gas’s May 2009 billing cycle and ending with its April 2011 billing cycle. On April 29, 2009, the PSC of MD approved the Company’s plan.
     Investigation of Asset Management and Gas Purchase Practices. On July 24, 2008, the Office of Staff Counsel of the PSC of MD submitted a petition to the PSC of MD to establish an investigation into Washington Gas’s asset management program as well as into the cost recovery of its gas purchases. On September 4, 2008, the PSC of MD issued a letter order docketing a new proceeding to consider the issues raised in the petition filed by the Office of Staff Counsel. In accordance with the procedural schedule, Washington Gas filed direct testimony on November 21, 2008; direct testimony by intervening parties was filed on February 4, 2009, and Washington Gas’s rebuttal testimony was filed March 11, 2009. A public hearing was held on March 19, 2009. Initial briefs are due June 5, 2009.
     Investigation Into Operating Issues Related to Cove Point Natural Gas Supply. On February 2, 2009, The PSC of MD issued an order reopening the evidentiary proceedings in a previously established case for the purpose of investigating and considering revised solutions to the gas distribution system leak problems (refer to the section entitled “Operating Issues Related to Cove Point Natural Gas Supply”). A technical conference is scheduled for May 22, 2009, and interested parties are currently engaged in discovery.
     Performance-Based Rate Plans
     In recent rate case proceedings in all jurisdictions, Washington Gas requested permission to implement Performance-Based Rate (PBR) plans that include performance measures for customer service and an ESM that enables Washington Gas to share with shareholders and customers the earnings that exceed a target rate of return on equity.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Effective October 1, 2007, the Virginia State Corporation Commission (SCC of VA) approved the implementation of a PBR plan through the acceptance of a settlement stipulation, which includes: (i) a four-year base rate freeze; (ii) service quality measures to be determined in conjunction with the staff of the SCC of VA and reported quarterly for maintaining a safe and reliable natural gas distribution system while striving to control operating costs; (iii) recovery of initial implementation costs associated with achieving Washington Gas’s business process outsourcing (BPO) initiatives over the four-year period of the PBR plan and (iv) an ESM that enables Washington Gas to share with shareholders and Virginia customers the earnings that exceed a target of 10.5 percent return on equity. The calculation of the ESM excludes $2.4 million of asset management revenues that are being refunded to customers as part of a new margin sharing agreement in Virginia. On an interim basis, we record the effects of the ESM based on year-to-date earnings in relation to estimated annual earnings as calculated for regulatory purposes. At March 31, 2009, Washington Gas had accrued a customer liability of $8.7 million for estimated sharing under the Virginia ESM related to fiscal year 2008 and the first half of fiscal year 2009. In accordance with the provisions of its VA tariff, the Company began crediting customers’ bills in April 2009 for the fiscal year 2008 estimated ESM liability. The total bill credits will be adjusted to reflect the final ESM liability established by the SCC of VA review of the staff recommendation.
     On May 4, 2009, the staff of the SCC of VA issued a report, commenting on the amount of the ESM liability that had been reported for the fiscal year ending September 30, 2008. Washington Gas will evaluate each item in the staff report and formulate a position to agree or to attempt to refute the individual staff position on the individual issues in the ESM calculation included in the staff report. The staff has acknowledged that the administrative rules allow for Washington Gas to make comments to be submitted to the Commission for a decision on the staff report. The overall difference between the staff position and the Company position is not material to the financial statements of Washington Gas.
     On November 16, 2007, the PSC of MD issued a Final Order in a rate case which established a phase-two proceeding to review Washington Gas’s request to implement a PBR plan and issues raised by the parties associated with Washington Gas’s BPO agreement. On September 4, 2008, a Proposed Order of Hearing Examiner was issued in this phase-two proceeding. Consistent with Washington Gas’s current accounting methodology, the Proposed Order approved 10-year amortization accounting for initial implementation costs related to Washington Gas’s BPO plan. At March 31, 2009, we had recorded a regulatory asset of $7.6 million, net of amortization related to initial implementation costs allocable to Maryland associated with our BPO plan. Washington Gas’s application seeking approval of a PBR plan, however, was denied. Additionally, the Proposed Order (i) directs Washington Gas to obtain an independent management audit related to issues raised in the phase-two proceeding and (ii) directs the initiation of a collaboration process in which Washington Gas is directed to engage in discussions with the Staff of the PSC of MD (MD Staff), the MD OPC and interested parties to develop appropriate customer service metrics and a periodic form for reporting results similar to the metrics filed by Washington Gas as part of the approved settlement in Virginia. This Proposed Order has been appealed by the MD Staff, the MD OPC and other parties. Washington Gas’s Reply Memorandum on Appeal was filed on November 5, 2008, and we are currently awaiting a final decision by the PSC of MD.
     Although the Final Order issued by the PSC of DC on December 28, 2007 approved amortization accounting for initial implementation costs related to the BPO plan, Washington Gas’s application seeking approval of a PBR plan was withdrawn. Washington Gas is prohibited from seeking approval of a PBR plan in the District of Columbia until the filing of its next base rate case; however, the settling parties may not seek a change in rates during the rate case filing moratorium period under the terms of the approved rate settlement.
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

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (concluded)
     On April 13, 2007, Washington Gas filed the portion of the depreciation study related to the Maryland jurisdiction. A separate proceeding was established on May 2, 2007, by the PSC of MD to review Washington Gas’s request to implement new depreciation rates. On October 25, 2007, Washington Gas filed a 2007 technical update of the Maryland depreciation study based on property, plant and equipment balances as of December 31, 2006. Hearings were held May 12 and 13, 2008. Initial briefs were filed on July 16, 2008 and reply briefs were filed on August 6, 2008. On October 15, 2008, a Proposed Order of Hearing Examiner was issued in Maryland, which would reduce Washington Gas’s annual depreciation expense related to the Maryland jurisdiction by approximately $11.2 million when new depreciation rates are implemented, with a corresponding decrease in annual revenues on a prospective basis to be reflected in future billing rates. Reflected in this reduction in depreciation expense, among other things, are: (i) a change in methodology for calculating accrued asset removal costs and (ii) the designation of certain insurance and relocation reimbursements as salvage value. This reduction in depreciation expense will not impact annual operating income and will not prevent the recovery of our capital investment; however, it will have the effect of deferring full recovery of our capital investment into future years. On November 14, 2008, Washington Gas and MD OPC noted appeals of the October 15, 2008 Proposed Order, thus suspending its effective date. Both Washington Gas and the MD OPC filed Memoranda on Appeal on November 24, 2008. Washington Gas, the MD OPC and the Staff of the PSC of MD filed Reply Memoranda on December 15, 2008. We are currently awaiting a final decision by the PSC of MD.

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
ITEM 4. CONTROLS AND PROCEDURES
     Senior management, including the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer, evaluated the effectiveness of WGL Holdings’ disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2009. Based on this evaluation process, the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer have concluded that WGL Holdings’ disclosure controls and procedures are effective. There have been no changes in the internal control over financial reporting of WGL Holdings during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of WGL Holdings.
ITEM 4T. CONTROLS AND PROCEDURES
     Washington Gas is a non-accelerated filer; therefore, management has included this Item 4T as part of this combined report being filed by the two separate registrants: WGL Holdings and Washington Gas.
     Senior management, including the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) of Washington Gas as of March 31, 2009. Based on this evaluation process, the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures of Washington Gas are effective. There have been no changes in the internal control over financial reporting of Washington Gas during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Washington Gas.

WGL Holdings, Inc.
Washington Gas Light Company
Part II—Other Information
Item 4—Submission of Matters to a Vote of Security Holders
PART II. OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Annual Meetings of Shareholders of WGL Holdings, Inc. and Washington Gas Light Company were held on March 5, 2009. Below are the matters voted upon at these meetings.
     WGL Holdings, Inc.
     The following individuals were elected to the Board of Directors of WGL Holdings, Inc.:

Director	Votes in Favor	Votes Withheld
Michael D. Barnes	41,914,916	666,809
George P. Clancy, Jr.	42,031,542	550,183
James H. DeGraffenreidt, Jr.	40,478,165	2,103,560
James W. Dyke, Jr.	42,054,487	527,238
Melvyn J. Estrin	41,060,632	1,521,093
James F. Lafond	42,063,199	518,526
Debra L. Lee	41,549,233	1,032,492
Terry D. McCallister	42,050,559	531,166
Karen Hastie Williams	41,101,524	1,480,201
     The shareholders ratified the appointment of Deloitte & Touche LLP, independent public accountants, to audit the accounts of WGL Holdings, Inc. for fiscal year 2009 by a vote of 42,220,544 in favor of the proposal and 268,176 against. There were 93,005 abstentions.
     A shareholder proposal to establish cumulative voting was defeated by a vote of 16,181,951 against the proposal and 15,233,850 in favor. There were 311,857 abstentions and 10,854,067 broker non-votes.
     Washington Gas Light Company
     The individuals listed above were elected to the Board of Directors of Washington Gas Light Company by a vote of 46,479,536 in favor of the proposal. There were no votes withheld.
     The shareholders ratified the appointment of Deloitte & Touche LLP, independent public accountants, to audit the accounts of Washington Gas Light Company for fiscal year 2009 by a vote of 46,479,536 in favor of the proposal. There were no votes opposed to this proposal.

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

WGL HOLDINGS, INC.

and

WASHINGTON GAS LIGHT COMPANY (Co-Registrants)

Date: May 7, 2009	/s/ Mark P. O’Flynn Mark P. O’Flynn
Controller
(Principal Accounting Officer)