Form 10-Q
period 2013-06-30
WGL HOLDINGS INC; WASHINGTON GAS LIGHT CO
filed 2013-08-08
CIK 1103601, 104819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number	Exact name of registrant as specified in its charter and principal office address and telephone number	State of Incorporation	I.R.S. Employer Identification No.
1-16163	WGL Holdings, Inc. 101 Constitution Ave., N.W. Washington, D.C. 20080 (703) 750-2000	Virginia	52-2210912
0-49807	Washington Gas Light Company 101 Constitution Ave., N.W. Washington, D.C. 20080 (703) 750-4440	District of Columbia and Virginia	53-0162882

Indicate by check mark whether each registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether each registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

WGL Holdings, Inc. common stock, no par value, outstanding as of July 31, 2013: 51,740,676 shares.

All of the outstanding shares of common stock ($1 par value) of Washington Gas Light Company were held by WGL Holdings, Inc. as of July 31, 2013.

WGL Holdings, Inc.

Washington Gas Light Company

For the Quarter Ended June 30, 2013

(i)

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

Part I — Financial information in this Quarterly Report on Form 10-Q includes separate financial statements (i.e. balance sheets, statements of income and comprehensive income and statements of cash flows) for WGL Holdings and Washington Gas. The Notes to Consolidated Financial Statements are also included and are presented on a combined basis for both WGL Holdings and Washington Gas. The Management’s Discussion and Analysis of Financial Condition and Results of Operations (Management’s Discussion) included under Item 2 is divided into two major sections for WGL Holdings and Washington Gas.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report, excluding historical information, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the outlook for earnings, revenues and other future financial business performance or strategies and expectations. Forward-looking statements are typically identified by words such as, but not limited to, “estimates,” “expects,” “anticipates,” “intends,” “believes,” “plans” and similar expressions, or future or conditional verbs such as “will,” “should,” “would” and “could.” Although the registrants, WGL Holdings and Washington Gas, believe such forward-looking statements are based on reasonable assumptions, they cannot give assurance that every objective will be achieved. Forward-looking statements speak only as of today, and the registrants assume no duty to update them. The following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

•	the level and rate at which costs and expenses are incurred and the extent to which they are allowed to be recovered from customers through the regulatory process in connection with constructing, operating and maintaining Washington Gas’ natural gas distribution system;

•	the ability to implement successful approaches to modify the current or future composition of gas delivered to customers or to remediate the effects of the current or future composition of gas delivered to customers, as a result of the introduction of gas from the Dominion Cove Point or the Southern LNG, Inc. Elba Island facility to Washington Gas’ natural gas distribution system or changes in the composition of domestic natural gas as a result of liquids processing and new domestic sources of natural gas;

•	cyber security threats and related incidents;

•	the availability of natural gas supply and interstate pipeline transportation and storage capacity;

•	the ability of natural gas producers, pipeline gatherers and natural gas processors to deliver natural gas into interstate pipelines for delivery by those interstate pipelines to the entrance points of Washington Gas’ natural gas distribution system as a result of factors beyond our control;

•	changes and developments in economic, competitive, political and regulatory conditions;

•	changes in capital and energy commodity market conditions;

•	changes in credit ratings of debt securities of WGL Holdings or Washington Gas that may affect access to capital or the cost of debt;

•	changes in credit market conditions and creditworthiness of customers and suppliers;

•	changes in relevant laws and regulations, including tax, environmental, pipeline integrity and employment laws and regulations;

•	legislative, regulatory and judicial mandates or decisions affecting business operations or the timing of recovery of costs and expenses;

•	the timing and success of business and product development efforts and technological improvements;

•	the pace of deregulation efforts and the availability of other competitive alternatives to our products and services;

•	changes in accounting principles;

•	new commodity purchase and sales contracts or financial contracts and modifications in the terms of existing contracts that may materially affect fair value calculations under derivative accounting requirements;

(ii)

WGL Holdings, Inc.

Washington Gas Light Company

•	the ability to manage the outsourcing of several business processes;

•	acts of nature;

•	terrorist activities and

•	other uncertainties.

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

(iii)

WGL Holdings, Inc.

Consolidated Balance Sheets

Part I—Financial Information

Item 1—Financial Statements

(In thousands)	June 30, 2013	September 30, 2012
ASSETS	(Unaudited)
Property, Plant and Equipment
At original cost	$3,977,013	$3,807,036
Accumulated depreciation and amortization	(1,192,999)	(1,139,623)
Net property, plant and equipment	2,784,014	2,667,413
Current Assets
Cash and cash equivalents	7,826	10,263
Receivables
Accounts receivable	269,349	238,945
Gas costs and other regulatory assets	15,985	40,835
Unbilled revenues	109,494	109,919
Allowance for doubtful accounts	(21,938)	(19,792)
Net receivables	372,890	369,907
Materials and supplies—principally at average cost	24,895	23,843
Storage gas	306,949	283,008
Deferred income taxes	17,552	12,404
Other prepayments	27,713	80,240
Derivatives	39,273	43,196
Other	9,175	9,900
Total current assets	806,273	832,761
Deferred Charges and Other Assets
Regulatory assets
Pension and other post-retirement benefits	416,529	435,118
Other	70,734	68,431
Derivatives	23,416	61,751
Investments in solar assets and other	87,750	45,473
Total deferred charges and other assets	598,429	610,773
Total Assets	$4,188,716	$4,110,947

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders’ equity	$1,345,132	$1,269,556
Washington Gas Light Company preferred stock	28,173	28,173
Long-term debt	552,680	589,202
Total capitalization	1,925,985	1,886,931
Current Liabilities
Current maturities of long-term debt	37,000	18
Notes payable	164,400	247,700
Accounts payable and other accrued liabilities	297,822	270,387
Wages payable	16,701	16,886
Accrued interest	10,839	3,524
Dividends declared	22,060	20,975
Customer deposits and advance payments	55,109	89,320
Gas costs and other regulatory liabilities	15,834	20,664
Accrued taxes	46,061	23,036
Derivatives	41,630	36,459
Other	27,216	28,046
Total current liabilities	734,672	757,015
Deferred Credits
Unamortized investment tax credits	39,381	25,260
Deferred income taxes	631,110	621,451
Accrued pensions and benefits	312,926	313,504
Asset retirement obligations	73,787	71,415
Regulatory liabilities
Gas costs	8,107	19,511
Accrued asset removal costs	322,375	325,618
Other	15,264	15,047
Derivatives	50,925	13,208
Other	74,184	61,987
Total deferred credits	1,528,059	1,467,001
Commitments and Contingencies (Note 12)
Total Capitalization and Liabilities	$4,188,716	$4,110,947

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.

Consolidated Statements of Income (Unaudited)

Part I—Financial Information

Item 1—Financial Statements (continued)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands, except per share data)	2013	2012	2013	2012
OPERATING REVENUES
Utility	$177,292	$160,681	$1,052,399	$985,528
Non-utility	300,826	277,645	1,003,838	1,019,999
Total Operating Revenues	478,118	438,326	2,056,237	2,005,527
OPERATING EXPENSES
Utility cost of gas	56,549	40,926	443,720	384,710
Non-utility cost of energy-related sales	285,306	235,664	908,195	927,640
Operation and maintenance	91,990	89,054	263,493	255,735
Depreciation and amortization	24,392	25,184	77,240	73,530
General taxes and other assessments	28,862	26,965	122,110	111,043
Total Operating Expenses	487,099	417,793	1,814,758	1,752,658
OPERATING INCOME (LOSS)	(8,981)	20,533	241,479	252,869
Other Income (Expense)—Net	(6)	1,228	1,490	4,222
Interest Expense	8,886	9,559	27,030	28,902
INCOME (LOSS) BEFORE INCOME TAXES	(17,873)	12,202	215,939	228,189
INCOME TAX EXPENSE (BENEFIT)	(8,188)	4,415	83,071	95,125
NET INCOME (LOSS)	$(9,685)	$7,787	$132,868	$133,064
Dividends on Washington Gas Light Company preferred stock	330	330	990	990
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$(10,015)	$7,457	$131,878	$132,074

AVERAGE COMMON SHARES OUTSTANDING
Basic	51,721	51,553	51,678	51,499
Diluted	51,721	51,632	51,785	51,574

EARNINGS PER AVERAGE COMMON SHARE
Basic	$(0.19)	$0.14	$2.55	$2.56
Diluted	$(0.19)	$0.14	$2.55	$2.56
DIVIDENDS DECLARED PER COMMON SHARE	$0.4200	$0.4000	$1.2400	$1.1875

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

Part I—Financial Information

Item 1—Financial Statements (continued)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2013	2012	2013	2012
NET INCOME (LOSS)	$(9,685)	$7,787	$132,868	$133,064
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE INCOME TAXES:
Pension and other postretirement benefit plans
Change in prior service cost (credit)	(12)	(26)	(35)	(92)
Change in actuarial net loss	462	312	1,386	998
Change in transition obligation	161	60	231	(245)
Total pension and other postretirement benefit plans	$611	$346	$1,582	$661
INCOME TAX EXPENSE RELATED TO OTHER COMPREHENSIVE INCOME	243	138	635	264
OTHER COMPREHENSIVE INCOME	$368	$208	$947	$397
COMPREHENSIVE INCOME (LOSS)	$(9,317)	$7,995	$133,815	$133,461

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.

Consolidated Statements of Cash Flows (Unaudited)

Part I—Financial Information

Item 1—Financial Statements (continued)

	Nine Months Ended June 30,
(In thousands)	2013	2012
OPERATING ACTIVITIES
Net income	$132,868	$133,064
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	77,240	73,530
Amortization of:
Other regulatory assets and liabilities—net	626	708
Debt related costs	645	661
Deferred income taxes—net	2,269	40,077
Accrued/deferred pension cost	25,315	14,562
Compensation expense related to equity awards	3,999	3,463
Provision for doubtful accounts	9,074	15,508
Impairment loss on Springfield Operations Center	—	5,015
Other non-cash charges (credits)—net	14,821	5,430
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and unbilled revenues—net	(36,907)	(52,964)
Gas costs and other regulatory assets/liabilities—net	20,020	(8,251)
Storage gas	(23,941)	53,414
Other prepayments	52,527	3,181
Accounts payable and other accrued liabilities	40,024	(35,877)
Wages payable	(185)	(1,535)
Customer deposits and advance payments	(34,211)	(6,662)
Accrued taxes	23,025	42,501
Accrued interest	7,315	7,108
Other current assets	3,596	(1,285)
Other current liabilities	4,341	15,092
Deferred gas costs—net	(11,404)	40,207
Deferred assets—other	44,081	(1,940)
Deferred liabilities—other	30,815	(24,645)
Other—net	419	(2,542)
Net Cash Provided by Operating Activities	386,372	317,820
FINANCING ACTIVITIES
Common stock issued	126	1,618
Long-term debt issued	2,770	—
Long-term debt retired	(2,294)	(77,000)
Notes payable issued (retired)—net	(83,300)	51,073
Dividends on common stock and preferred stock	(60,115)	(57,533)
Other financing activities—net	1,616	(695)
Net Cash Used in Financing Activities	(141,197)	(82,537)
INVESTING ACTIVITIES
Capital expenditures (excluding AFUDC)	(222,187)	(176,959)
Investments in non-utility interests	(28,623)	(17,813)
Distributions from non-utility interests	3,198	6,676
Net Cash Used in Investing Activities	(247,612)	(188,096)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,437)	47,187
Cash and Cash Equivalents at Beginning of Year	10,263	4,332
Cash and Cash Equivalents at End of Period	$7,826	$51,519

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid (refunded)—net	$(11,024)	$22,529
Interest paid	$19,259	$21,905
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Project debt financing activities—net	$475	$892
Capital expenditure accruals included in accounts payable and other accrued liabilities	$20,656	$17,843
Dividend reinvestment	$3,902	$3,952

The accompanying notes are an integral part of these statements.

Washington Gas Light Company

Balance Sheets

Part I—Financial Information

Item 1—Financial Statements (continued)

(In thousands)	June 30, 2013	September 30, 2012
ASSETS	(Unaudited)
Property, Plant and Equipment
At original cost	$3,817,178	$3,686,192
Accumulated depreciation and amortization	(1,161,948)	(1,111,796)
Net property, plant and equipment	2,655,230	2,574,396
Current Assets
Cash and cash equivalents	1	1
Receivables
Accounts receivable	138,951	99,514
Gas costs and other regulatory assets	15,985	40,835
Unbilled revenues	23,847	19,300
Allowance for doubtful accounts	(18,655)	(17,129)
Net receivables	160,128	142,520
Materials and supplies—principally at average cost	24,849	23,797
Storage gas	107,638	114,826
Deferred income taxes	19,082	14,416
Other prepayments	9,799	55,255
Receivables from associated companies	1,627	5,532
Derivatives	6,144	9,206
Other	612	1,451
Total current assets	329,880	367,004
Deferred Charges and Other Assets
Regulatory assets
Pension and other post-retirement benefits	413,774	432,168
Other	70,714	68,429
Derivatives	16,271	50,973
Other	10,325	10,295
Total deferred charges and other assets	511,084	561,865
Total Assets	$3,496,194	$3,503,265
CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders’ equity	$1,082,315	$1,025,743
Preferred stock	28,173	28,173
Long-term debt	552,680	589,202
Total capitalization	1,663,168	1,643,118
Current Liabilities
Current maturities of long-term debt	37,000	18
Notes payable	6,500	98,800
Accounts payable and other accrued liabilities	149,277	142,193
Wages payable	15,554	15,827
Accrued interest	10,839	3,524
Dividends declared	19,344	18,912
Customer deposits and advance payments	55,109	89,320
Gas costs and other regulatory liabilities	15,834	20,664
Accrued taxes	52,620	19,108
Payables to associated companies	18,555	28,540
Derivatives	13,355	10,512
Other	8,194	5,136
Total current liabilities	402,181	452,554
Deferred Credits
Unamortized investment tax credits	7,577	8,249
Deferred income taxes	612,689	605,938
Accrued pensions and benefits	310,030	310,605
Asset retirement obligations	72,458	70,141
Regulatory liabilities
Gas costs	8,107	19,511
Accrued asset removal costs	322,375	325,618
Other	15,264	15,047
Derivatives	31,849	3,507
Other	50,496	48,977
Total deferred credits	1,430,845	1,407,593
Commitments and Contingencies (Note 12)
Total Capitalization and Liabilities	$3,496,194	$3,503,265

The accompanying notes are an integral part of these statements.

Washington Gas Light Company

Statements of Income (Unaudited)

Part I—Financial Information

Item 1—Financial Statements (continued)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2013	2012	2013	2012
OPERATING REVENUES	$180,882	$164,667	$1,072,649	$1,006,617
OPERATING EXPENSES
Utility cost of gas	60,087	44,627	463,372	404,185
Operation and maintenance	72,032	73,809	215,104	210,401
Depreciation and amortization	23,225	24,327	74,366	71,331
General taxes and other assessments	25,773	24,595	113,385	103,515
Total Operating Expenses	181,117	167,358	866,227	789,432
OPERATING INCOME (LOSS)	(235)	(2,691)	206,422	217,185
Other Income (Expense)—Net	(281)	492	31	2,236
Interest Expense	8,820	9,465	26,772	28,635
INCOME (LOSS) BEFORE INCOME TAXES	(9,336)	(11,664)	179,681	190,786
INCOME TAX EXPENSE (BENEFIT)	(5,135)	(5,933)	67,900	79,539
NET INCOME (LOSS)	$(4,201)	$(5,731)	$111,781	$111,247
Dividends on Washington Gas preferred stock	330	330	990	990
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$(4,531)	$(6,061)	$110,791	$110,257

The accompanying notes are an integral part of these statements.

Washington Gas Light Company

Consolidated Statements of Comprehensive Income (Unaudited)

Part I—Financial Information

Item 1—Financial Statements (continued)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2013	2012	2013	2012
NET INCOME (LOSS)	$(4,201)	$(5,731)	$111,781	$111,247
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE INCOME TAXES:
Pension and other postretirement benefit plans
Change in prior service cost (credit)	(12)	(26)	(35)	(92)
Change in actuarial net loss	462	312	1,386	998
Change in transition obligation	161	60	231	(245)
Total pension and other postretirement benefit plans	$611	$346	$1,582	$661
INCOME TAX EXPENSE RELATED TO OTHER COMPREHENSIVE INCOME	243	138	635	264
OTHER COMPREHENSIVE INCOME	$368	$208	$947	$397
COMPREHENSIVE INCOME (LOSS)	$(3,833)	$(5,523)	$112,728	$111,644

The accompanying notes are an integral part of these statements.

Washington Gas Light Company

Statements of Cash Flows (Unaudited)

Part I—Financial Information

Item 1—Financial Statements (continued)

	Nine Months Ended June 30,
(In thousands)	2013	2012
OPERATING ACTIVITIES
Net income	$111,781	$111,247
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	74,366	71,331
Amortization of:
Other regulatory assets and liabilities—net	626	710
Debt related costs	645	661
Deferred income taxes—net	(375)	26,443
Accrued/deferred pension cost	25,118	14,446
Compensation expense related to equity awards	3,188	2,790
Provision for doubtful accounts	7,210	11,883
Impairment loss on Springfield Operations Center	—	5,015
Other non-cash charges (credits)—net	821	(242)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable, unbilled revenues and receivables from associated companies—net	(45,763)	(24,605)
Gas costs and other regulatory assets/liabilities—net	20,020	(8,251)
Storage gas	7,188	76,897
Other prepayments	45,456	18,008
Accounts payable and other accrued liabilities, including payables to associated companies	3,836	(2,082)
Wages payable	(273)	(1,257)
Customer deposits and advance payments	(34,211)	(6,662)
Accrued taxes	33,512	34,613
Accrued interest	7,315	7,108
Other current assets	2,849	(10,036)
Other current liabilities	5,901	(1,356)
Deferred gas costs—net	(11,404)	40,207
Deferred assets—other	43,502	6,705
Deferred liabilities—other	11,170	(42,456)
Other—net	45	185
Net Cash Provided by Operating Activities	312,523	331,302
FINANCING ACTIVITIES
Long-term debt issued	2,770	—
Long-term debt retired	(2,294)	(77,000)
Notes payable issued (retired)—net	(92,300)	(22)
Dividends on common stock and preferred stock	(57,178)	(56,345)
Other financing activities—net	231	1,665
Net Cash Used in Financing Activities	(148,771)	(131,702)
INVESTING ACTIVITIES
Capital expenditures (excluding AFUDC)	(163,752)	(152,265)
Net Cash Used in Investing Activities	(163,752)	(152,265)
INCREASE IN CASH AND CASH EQUIVALENTS	—	47,335
Cash and Cash Equivalents at Beginning of Year	1	1,353
Cash and Cash Equivalents at End of Period	$1	$48,688

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid (refunded)—net	$(14,735)	$13,990
Interest paid	$19,001	$21,668
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Project debt financing activities—net	$475	$892
Capital expenditure accruals included in accounts payable and other accrued liabilities	$14,558	$15,800

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1. ACCOUNTING POLICIES

Basis of Presentation

WGL Holdings, Inc. (WGL Holdings) is a holding company that owns all of the shares of common stock of Washington Gas Light Company (Washington Gas), a regulated natural gas utility, and all of the shares of common stock of Washington Gas Resources Corporation (Washington Gas Resources), Hampshire Gas Company (Hampshire) and Crab Run Gas Company. Washington Gas Resources owns all of the shares of common stock of four non-utility subsidiaries that include Washington Gas Energy Services, Inc. (WGEServices), Washington Gas Energy Systems, Inc. (WGESystems), Capitol Energy Ventures Corp. (CEV) and WGSW, Inc. (WGSW). Except where the content clearly indicates otherwise, “WGL Holdings,” “we,” “us” or “our” refers to the holding company or the consolidated entity of WGL Holdings and all of its subsidiaries. Unless otherwise noted, these notes apply equally to WGL Holdings and Washington Gas.

The interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Therefore, certain financial information and note disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) are omitted in this interim report. The interim consolidated financial statements and accompanying notes should be read in conjunction with the combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2012. Due to the seasonal nature of our businesses, the results of operations for the periods presented in this report are not necessarily indicative of actual results for the full fiscal years ending September 30, 2013 and 2012 of either WGL Holdings or Washington Gas.

The accompanying unaudited financial statements for WGL Holdings and Washington Gas reflect all normal recurring adjustments that are necessary, in our opinion, to present fairly the results of operations in accordance with GAAP.

For a complete description of our accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements of the combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2012.

Storage Gas Valuations

For Washington Gas and WGEServices, storage gas inventory is stated at the lower-of-cost or market as determined using the first-in, first-out method. For CEV, storage gas inventory is stated at the lower-of-cost or market using the weighted average cost method. For the three and nine months ended June 30, 2013, WGL Holdings’ cost of gas includes an unfavorable lower-of-cost or market adjustment (pre-tax) of $6.7 million and $8.5 million, respectively. For the three months ended June 30, 2012, WGL Holdings recorded an increase to net income due to the reversal of prior period lower-of-cost or market adjustments of $7.2 million. For the nine months ended June 30, 2012, WGL Holdings recorded a reduction to net income of $24.4 million for lower-of-cost or market adjustments.

In conjunction with optimizing Washington Gas’ storage capacity, storage gas inventory may be subject to lower-of-cost or market adjustments. For the three and nine months ended June 30, 2013, Washington Gas did not record any lower-of-cost or market adjustments related to its storage gas inventory. For the three months ended June 30, 2012, Washington Gas recorded an increase to net income due to a reversal of prior period lower-of-cost or market adjustment related to its storage gas inventory, after the effects of regulatory sharing, of $0.1 million. For the nine months ended June 30, 2012, Washington Gas recorded a reduction to net income of $1.5 million for lower-of-cost or market adjustments, which were recorded to “Utility cost of gas.”

Accounting Standards Adopted in the Current Fiscal Year

Comprehensive Income. In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 intended to improve financial reporting by requiring companies to present items of net income in either one continuous statement, or in two separate but consecutive statements of net income and other comprehensive income. The new guidance removed the current presentation options in ASC Topic 220. The requirements of ASU 2011-05 did not change which components of comprehensive income are recognized in net income or other comprehensive income, nor did the update change the computation of earnings per share (EPS). In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 indefinitely deferred the provisions requiring reclassification adjustments out of other comprehensive income (OCI) to be presented on the face of the financial statements. ASU 2011-05, as amended by ASU 2011-12, was effective for us on October 1, 2012. As a result of the standard, we presented comprehensive income in two separate but consecutive statements of net income and other comprehensive income. The adoption of this standard did not have a material effect on our financial statements.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Other Newly Issued Accounting Standards

Balance Sheet Offsetting. In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. This standard amends the disclosure requirements on offsetting in ASC Topic 210 by requiring enhanced disclosures about financial instruments and derivative instruments that are either: (i) offset in accordance with existing guidance or (ii) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the balance sheet. In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of the Disclosures about Offsetting Assets and Liabilities. ASU 2013-01 limits the scope of the required disclosures to derivatives, repurchase agreements and securities borrowing and securities lending transactions. The disclosures are required irrespective of whether the transactions are offset in the statement of financial position. ASU 2011-11 and ASU 2013-01 will be effective for us on October 1, 2013. We do not expect the adoption of these standards to have a material effect on our financial statements.

Comprehensive Income. In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This standard requires entities to (i) present information about reclassification adjustments from accumulated other comprehensive income (AOCI) to net income in their entirety – the effect on the reclassification on each affected net income line item and (ii) for AOCI reclassification items that are not reclassified in their entirety into net income – a cross-reference to other required US GAAP disclosures. The reclassification information may be presented in a single note or on the face of the financial statements. ASU 2013-02 will be effective for us on October 1, 2013. We do not expect the adoption of this standard to have a material effect on our financial statements.

Income Taxes. In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This standard amends the disclosure requirement of ASC Topic 740 by requiring an unrecognized tax benefit, or a portion of an unrecognized tax benefit be presented in the financial statements as a reduction to a deferred tax asset in most circumstances. ASU 2013-11 will be effective for us for the fiscal year beginning on October 1, 2014. We do not expect the adoption of this standard to have a material effect on our financial statements.

NOTE 2. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

The tables below provide details for the amounts included in “Accounts payable and other accrued liabilities” on the balance sheets for both WGL Holdings and Washington Gas.

WGL Holdings, Inc.
(In millions)	June 30, 2013	September 30, 2012
Accounts payable—trade	$246.3	$217.0
Employee benefits and payroll accruals	20.9	20.3
Embedded derivatives and other accrued liabilities	30.6	33.1
Total	$297.8	$270.4

Washington Gas Light Company
(In millions)	June 30, 2013	September 30, 2012
Accounts payable—trade	$121.2	$112.7
Employee benefits and payroll accruals	19.2	18.2
Embedded derivatives and other accrued liabilities	8.9	11.3
Total	$149.3	$142.2

NOTE 3. SHORT-TERM DEBT

WGL Holdings and Washington Gas satisfy their short-term financing requirements through the sale of commercial paper or through bank borrowings. Due to the seasonal nature of the regulated utility and retail energy-marketing segments, short-term financing requirements can vary significantly during the year. Revolving credit agreements are maintained to support outstanding commercial paper and to permit short-term borrowing flexibility. WGL Holding’s policy is to maintain bank credit facilities in amounts equal to or greater than the expected maximum commercial paper position. The following is a summary of committed credit available at June 30, 2013 and September 30, 2012.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Committed Credit Available (In millions)
As of June 30, 2013	WGL Holdings	Washington Gas	Total Consolidated
Committed credit agreements
Unsecured revolving credit facility, expires April 3, 2017(a)	$450.0	$350.0	$800.0
Less: Commercial Paper	(157.9)	(6.5)	(164.4)
Net committed credit available	$292.1	$343.5	$635.6

As of September 30, 2012	WGL Holdings	Washington Gas	Total Consolidated
Committed credit agreements
Unsecured revolving credit facility, expires April 3, 2017(a)	$450.0	$350.0	$800.0
Less: Commercial Paper	(148.9)	(98.8)	(247.7)
Net committed credit available	$301.1	$251.2	$552.3

(a)Both WGL Holdings and Washington Gas have the right to request extensions with the banks’ approval. WGL Holdings’ revolving credit facility permits it to borrow an additional $100 million, with the banks’ approval, for a total of $550 million. Washington Gas’ revolving credit facility permits it to borrow an additional $100 million, with the banks’ approval, for a total of $450 million.

At June 30, 2013 and September 30, 2012, WGL Holdings and its subsidiaries had outstanding notes payable in the form of commercial paper from revolving credit facilities of $164.4 million and $247.7 million, respectively, at a weighted average interest rate of 0.23% and 0.26%, respectively. At June 30, 2013 and September 30, 2012, there were no outstanding bank loans from WGL Holdings’ or Washington Gas’ revolving credit facilities.

NOTE 4. LONG-TERM DEBT

UNSECURED NOTES

Washington Gas issues unsecured Medium-Term Notes (MTNs) and private placement notes with individual terms regarding interest rates, maturities and call or put options. These notes can have maturity dates of one or more years from the date of issuance.

At both June 30, 2013 and September 30, 2012, Washington Gas had the capacity under a shelf registration to issue up to $450.0 million of additional MTNs. At both June 30, 2013 and September 30, 2012, outstanding MTNs and private placement notes were $583.0 million at a weighted average interest rate of 5.91%.

NOTE 5. COMMON SHAREHOLDERS’ EQUITY

The tables below reflect the components of “Common shareholders’ equity” for WGL Holdings and “Common shareholder’s equity” for Washington Gas for the nine months ended June 30, 2013.

WGL Holdings, Inc.
Components of Common Shareholders’ Equity
(In thousands)	Common Stock Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total
Balance at September 30, 2012	$567,598	$8,132	$706,027	$(12,201)	$1,269,556
Net income	—	—	132,868	—	132,868
Other comprehensive income	—	—	—	947	947
Dividends reinvestment	4,637	—	—	—	4,637
Stock-based compensation	609	1,617	—	—	2,226
Dividends declared:
Common stock	—	—	(64,112)	—	(64,112)
Preferred stock	—	—	(990)	—	(990)
Balance at June 30, 2013	$572,844	$9,749	$773,793	$(11,254)	$1,345,132

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Washington Gas Light Company
Components of Common Shareholder’s Equity
(In thousands)	Common Stock Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total
Balance at September 30, 2012	$46,479	$475,634	$515,831	$(12,201)	$1,025,743
Net income	—	—	111,781	—	111,781
Other comprehensive income	—	—	—	947	947
Stock-based compensation	—	1,454	—	—	1,454
Dividends declared:
Common stock	—	—	(56,620)	—	(56,620)
Preferred stock	—	—	(990)	—	(990)

Balance at June 30, 2013	$46,479	$477,088	$570,002	$(11,254)	$1,082,315

WGL Holdings had 51,738,364 and 51,611,647 shares issued of common stock at June 30, 2013 and September 30, 2012, respectively. Washington Gas had 46,479,536 shares issued of common stock at both June 30, 2013 and September 30, 2012.

NOTE 6. EARNINGS PER SHARE

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS assumes the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period unless the effect of such issuance would be anti-dilutive. The following table reflects the computation of our basic and diluted EPS for the three and nine months ended June 30, 2013 and 2012.

Basic and Diluted EPS
(In thousands, except per share data)	Net Income Applicable to Common Stock	Shares	Per Share Amount
Three Months Ended June 30, 2013
Basic EPS	$(10,015)	51,721	$(0.19)

Stock-based compensation plans	—	—
Diluted EPS	$(10,015)	51,721	$(0.19)

Three Months Ended June 30, 2012
Basic EPS	$7,457	51,553	$0.14

Stock-based compensation plans	—	79
Diluted EPS	$7,457	51,632	$0.14

Nine Months Ended June 30, 2013
Basic EPS	$131,878	51,678	$2.55

Stock-based compensation plans	—	107
Diluted EPS	$131,878	51,785	$2.55

Nine Months Ended June 30, 2012
Basic EPS	$132,074	51,499	$2.56

Stock-based compensation plans	—	75
Diluted EPS	$132,074	51,574	$2.56

We incurred a net loss for the three months ended June 30, 2013; therefore, all common shares issuable pursuant to stock-based compensation plans, which included weighted average stock option, performance and dividend reinvestment shares of 6,000 shares, 109,000 shares and 2,000 shares, respectively, were not considered in the diluted loss per share calculations due to the anti-dilutive effect of such shares. There were no anti-dilutive shares for the three months ended June 30, 2012 and nine months ended June 30, 2013 or 2012.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

NOTE 7. INCOME TAXES

As of June 30, 2013 and September 30, 2012, our uncertain tax positions were approximately $22.6 million and $22.1 million, respectively, primarily due to the change in tax accounting for repairs. If the amounts of unrecognized tax benefits are eventually realized, it would not materially impact the effective tax rate. It is reasonably possible that the amount of the unrecognized tax benefit with respect to some of WGL Holdings’ and Washington Gas’ uncertain tax positions will significantly increase or decrease in the next 12 months, however at this time an estimate of the range of reasonable possible outcomes cannot be determined.

Washington Gas recognizes any accrued interest associated with uncertain tax positions in interest expense and recognizes any accrued penalties associated with uncertain tax positions in other expenses in the statements of income. During the quarter ended June 30, 2013, we accrued no expense for interest on uncertain tax positions. During the quarter ended June 30, 2012, we accrued $0.2 million for interest on uncertain tax positions. During the year ended September 30, 2012, we reversed $1.6 million of interest previously accrued based on the completion of the IRS audit relating to the repairs project. At both June 30, 2013 and September 30, 2012, we had a total accrual of $0.1 million of interest expense related to uncertain tax positions included in other deferred credits in the accompanying balance sheets.

NOTE 8. DERIVATIVE AND WEATHER-RELATED INSTRUMENTS

DERIVATIVE INSTRUMENTS

Regulated Utility Operations

Washington Gas enters into contracts related to the sale and purchase of natural gas that qualify as derivative instruments and are accounted for under ASC Topic 815. These derivative instruments are recorded at fair value on our balance sheet and Washington Gas does not designate any derivatives as hedges under ASC Topic 815. Washington Gas’ derivative instruments relate to: (i) Washington Gas’ asset optimization program; (ii) managing price risk associated with the purchase of gas to serve utility customers and (iii) managing interest rate risk.

Asset Optimization. Washington Gas optimizes the value of its long-term natural gas transportation and storage capacity resources during periods when these resources are not being used to physically serve utility customers. Specifically, Washington Gas utilizes its transportation capacity assets to benefit from favorable natural gas prices between different geographic locations and its storage capacity assets to benefit from favorable natural gas prices between different time periods. As part of this asset optimization program, Washington Gas enters into physical and financial derivative transactions in the form of forward, futures and option contracts to lock-in operating margins that Washington Gas will ultimately realize. The derivatives used under this program are subject to mark-to-market accounting treatment.

Regulatory sharing mechanisms allow the profit from these transactions to be shared between Washington Gas’ shareholders and customers; therefore, any changes in fair value are recorded through earnings, or as regulatory assets or liabilities to the extent that gains and losses associated with these derivative instruments will be included in the rates charged to customers when they are realized. Valuation changes for the portion of net profits to be retained for shareholders may cause significant period-to-period volatility in earnings from unrealized gains and losses. This volatility does not change the locked-in operating margins that Washington Gas will ultimately realize from these transactions.

All physically and financially settled contracts under our asset optimization program are reported on a net basis in the statements of income in “Utility cost of gas.” Total net margins recorded to “Utility cost of gas” after sharing and management fees associated with all asset optimization transactions for the three months ended June 30, 2013 was a loss of $2.1 million including an unrealized loss of $4.6 million. During the three months ended June 30, 2012 we recorded a gain of $2.5 million including an unrealized gain of $2.6 million. Total net margins recorded for the nine months ended June 30, 2013 was a loss of $9.3 million including an unrealized loss of $19.3 million. During the nine months ended June 30, 2012 we recorded gains of $10.9 million including an unrealized derivative gain of $4.1 million.

Managing Price Risk. To manage price risk associated with acquiring natural gas supply for utility customers, Washington Gas enters into forward contracts, option contracts, financial contracts and other contracts, as authorized by its regulators. These instruments are accounted for as derivative instruments. Any gains and losses associated with these derivatives are recorded as regulatory liabilities or assets, respectively, to reflect the rate treatment for these economic hedging activities.

Managing Interest-Rate Risk. Washington Gas utilizes derivative instruments that are designed to minimize the risk of interest-rate volatility associated with planned issuances of debt securities. Any gains and losses associated with these types of derivatives are recorded as regulatory liabilities or assets, respectively, and amortized in accordance with regulatory requirements, which is typically over the life of the newly issued debt.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Non-Utility Operations

WGEServices enters into certain derivative contracts as part of managing the price risk associated with the sale and purchase of natural gas and electricity. CEV enters into derivative contracts for the purpose of optimizing its storage and transportation capacity as well as managing the transportation and storage assets on behalf of third parties. Washington Gas Resources has warrants to purchase stock from ASD Holdings, Inc., which are accounted for as derivative instruments. Derivative instruments are recorded at fair value on our consolidated balance sheets. WGEServices, CEV and Washington Gas Resources do not designate these derivatives as hedges under ASC Topic 815; therefore, changes in the fair value of these derivative instruments are reflected in the earnings of our non-utility operations and may cause significant period-to-period volatility in earnings.

Consolidated Operations

Reflected in the tables below is information for WGL Holdings as well as Washington Gas. The information for WGL Holdings includes derivative instruments for both utility and non-utility operations.

At June 30, 2013 and September 30, 2012, respectively, the absolute notional amounts of our derivatives are as follows:

Absolute Notional Amounts
of Open Positions on Derivative Instruments
As of June 30, 2013	Notional Amounts
Derivative transactions	WGL Holdings	Washington Gas
Natural Gas (In millions of therms)
Asset optimization	14,434.9	11,217.3
Retail sales	107.6	—
Other risk-management activities	1,863.3	1,450.9
Electricity (In millions of kWhs)
Retail sales	5,202.3	—
Other risk-management activities	24,011.3	—
Warrants (In millions of shares)	4.6	—

Absolute Notional Amounts of Open Positions on Derivative Instruments
As of September 30, 2012	Notional Amounts
Derivative transactions	WGL Holdings	Washington Gas
Natural Gas (In millions of therms)
Asset optimization	4,798.5	3,039.1
Retail sales	126.1	—
Other risk-management activities	537.1	206.5
Electricity (In millions of kWhs)
Retail sales	5,080.5	—
Other risk-management activities	16,898.0	—
Warrants (In millions of shares)	4.4	—

The increase in the volume of asset optimization related derivatives from September 30, 2012 to June 30, 2013 is the result of new long-term gas purchase contracts for Washington Gas and CEV.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

The following tables present the balance sheet classification for all derivative instruments as of June 30, 2013 and September 30, 2012.

WGL Holdings, Inc.
Balance Sheet Classification of Derivative Instruments
(In millions)
As of June 30, 2013	Derivative Assets	Derivative Liabilities	Netting of Collateral	Total
Current Assets — Derivatives	$96.3	$(53.5)	$(3.6)	$39.2
Deferred Charges and Other Assets — Derivatives	55.0	(31.6)	—	23.4
Accounts payable and other accrued liabilities	1.4	—	—	1.4
Current Liabilities — Derivatives	5.3	(47.1)	0.1	(41.7)
Deferred Credits — Derivatives	1.0	(55.6)	3.7	(50.9)
Total	$159.0	$(187.8)	$0.2	$(28.6)

As of September 30, 2012
Current Assets — Derivatives	$80.4	$(36.1)	$(1.1)	$43.2
Deferred Charges and Other Assets — Derivatives	103.9	(42.1)	—	61.8
Accounts payable and other accrued liabilities	(0.2)	—	—	(0.2)
Current Liabilities — Derivatives	4.3	(40.8)	—	(36.5)
Deferred Credits — Derivatives	2.8	(18.6)	2.6	(13.2)
Total	$191.2	$(137.6)	$1.5	$55.1

Washington Gas Light Company
Balance Sheet Classification of Derivative Instruments
(In millions)
As of June 30, 2013	Derivative Assets	Derivative Liabilities	Netting of Collateral	Total
Current Assets — Derivatives	$23.2	$(13.5)	$(3.6)	$6.1
Deferred Charges and Other Assets — Derivatives	47.8	(31.5)	—	16.3
Current Liabilities — Derivatives	1.7	(15.1)	—	(13.4)
Deferred Credits — Derivatives	1.0	(32.8)	—	(31.8)
Total	$73.7	$(92.9)	$(3.6)	$(22.8)

As of September 30, 2012
Current Assets — Derivatives	$20.7	$(10.4)	$(1.1)	$9.2
Deferred Charges and Other Assets — Derivatives	92.8	(41.8)	—	51.0
Current Liabilities — Derivatives	1.6	(12.1)	—	(10.5)
Deferred Credits — Derivatives	1.6	(5.1)	—	(3.5)
Total	$116.7	$(69.4)	$(1.1)	$46.2

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

The following table presents all gains and losses associated with derivative instruments for the three and nine months ended June 30, 2013 and 2012.

Gains and Losses on Derivative Instruments
(In millions)	WGL Holdings, Inc.		Washington Gas Light Company
Three Months Ended June 30,	2013	2012	2013	2012
Recorded to income
Operating revenues—non-utility	$38.6	$(22.3)	$—	$—
Utility cost of gas	(3.3)	1.7	(3.3)	1.7
Non-utility cost of energy-related sales	(33.2)	15.5	—	—
Other income-net	0.1	1.0	—	—
Recorded to regulatory assets
Gas costs	(22.7)	5.9	(22.7)	5.9
Total	$(20.5)	$1.8	$(26.0)	$7.6

Gains and Losses on Derivative Instruments
(In millions)	WGL Holdings, Inc.		Washington Gas Light Company
Nine Months Ended June 30,	2013	2012	2013	2012
Recorded to income
Operating revenues—non-utility	$(0.1)	$43.3	$—	$—
Utility cost of gas	(18.5)	9.3	(18.5)	9.3
Non-utility cost of energy-related sales	(6.8)	(46.8)	—	—
Other income-net	0.2	1.0	—	—
Recorded to regulatory assets
Gas costs	(49.6)	31.5	(49.6)	31.5
Total	$(74.8)	$38.3	$(68.1)	$40.8

Collateral

In accordance with ASC 815, WGL Holdings offsets the fair value of derivative instruments against the right to reclaim or the obligation to return collateral for derivative instruments executed under the same master netting arrangement. At June 30, 2013, Washington Gas, WGEServices and CEV posted $1.0 million, $7.4 million and $6.4 million, respectively, of collateral deposits with counterparties that were not offset against open and settled derivative contracts. At September 30, 2012, Washington Gas, WGEServices and CEV posted $4.0 million, $8.2 million and $3.7 million, respectively, of collateral deposits with counterparties that were not offset against open and settled derivative contracts. In addition, at June 30, 2013 and September 30, 2012, Washington Gas held $2.1 million and $9.3 million, respectively of cash collateral representing an obligation to counterparties that was not offset against open and settled derivative contracts. Any collateral posted that is not offset against open and settled derivative contracts is included in “Other prepayments” in the accompanying balance sheet. Collateral received and not offset against open and settled derivative contracts is included in “Customer deposits and advance payments” in the accompanying balance sheet.

Certain derivative instruments of Washington Gas, WGEServices and CEV contain contract provisions that require collateral to be posted if the credit rating of WGL Holdings falls below certain levels or if counterparty exposure to WGEServices or CEV exceeds a certain level. Due to counterparty exposure levels, at June 30, 2013, WGEServices posted $3.8 million of collateral related to its derivative liabilities that contained credit-related contingent features. At September 30, 2012, WGEServices posted $2.6 million of collateral related to these aforementioned derivative liabilities. Washington Gas and CEV were not required to post any collateral related to its derivative liabilities that contained credit-related contingent features at June 30, 2013 or September 30, 2012. The following table shows the aggregate fair value of all derivative instruments with credit-related contingent features that are in a liability position, as well as the maximum amount of collateral that would be required if the most intrusive credit-risk-related contingent features underlying these agreements were triggered on June 30, 2013 and September 30, 2012, respectively.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Potential Collateral Requirements for Derivative Liabilities
with Credit-risk-Contingent Features
(In millions)	WGL Holdings	Washington Gas
June 30, 2013
Derivative liabilities with credit-risk-contingent features	$82.9	$50.9
Maximum potential collateral requirements	31.1	0.3
September 30, 2012
Derivative liabilities with credit-risk-contingent features	$101.2	$60.8
Maximum potential collateral requirements	35.7	3.4

Washington Gas, WGEServices and CEV do not enter into derivative contracts for speculative purposes.

Concentration of Credit Risk

We are exposed to credit risk from derivative instruments that reflect certain agreements with wholesale counterparties. Our credit policies are designed to mitigate this credit risk by requiring credit enhancements including, but not limited to, letters of credit, parent guarantees and cash collateral when deemed necessary. For certain counterparties or their guarantors that meet our specified creditworthiness criteria, Washington Gas, WGEServices and CEV grant unsecured credit, which we continuously monitor. Additionally, Washington Gas, WGEServices and CEV have separate agreements with wholesale counterparties that contain netting provisions to allow offsetting of the receivable and payable exposure related to each counterparty. At June 30, 2013, two counterparties represented over 10% of Washington Gas’ credit exposure to wholesale derivative counterparties for a total credit risk of $14.1 million; one counterparty represented over 10% of WGEServices’ credit exposure to wholesale counterparties for a total credit risk of $0.1 million; and three counterparties represented over 10% of CEV’s credit exposure to wholesale counterparties for a total credit risk of $11.9 million.

WEATHER-RELATED INSTRUMENTS

During the three and nine months ended June 30, 2013 and 2012, Washington Gas used Heating Degree Day (HDD) weather-related instruments to manage its financial exposure to variations from normal weather in the District of Columbia. Under these contracts, Washington Gas purchased protection against net revenue shortfalls due to warmer-than-normal weather and sold to its counterparty the right to receive the benefit when weather is colder than normal. Washington Gas elected to value all weather-related instruments at fair value.

Gains and losses associated with Washington Gas’ weather-related instruments are recorded to “Operation and maintenance” expense. During the three months ended June 30, 2013 and 2012, Washington Gas recorded a pre-tax net loss of $0.2 million and $ 23,000, respectively, related to weather instruments. During the nine months ended June 30, 2013 and 2012, Washington Gas recorded a pre-tax net gain of $1.1 million and $7.7 million, respectively, related to weather instruments.

WGEServices utilizes weather-related instruments for managing the financial effects of weather risks. These instruments cover a portion of WGEServices’ estimated revenue or energy-related cost exposure to variations in heating or cooling degree days. These contracts provide for payment to WGEServices of a fixed-dollar amount for every degree day over or under specific levels during the calculation period depending upon the type of contract executed. For the three months ended June 30, 2013 and June 30, 2012, WGEServices recorded a pre-tax loss of $0.5 million and a pre-tax loss of $1.0 million, respectively, related to these contracts. For the nine months ended June 30, 2013 and June 30, 2012, WGEServices recorded a pre-tax loss of $1.4 million and a pre-tax gain of $14.0 million, respectively, related to these contracts.

NOTE 9. FAIR VALUE MEASUREMENTS

We measure the fair value of our financial assets and liabilities using a combination of the income and market approach in accordance with ASC Topic 820. These financial assets and liabilities primarily consist of (i) derivatives recorded on our balance sheet under ASC Topic 815, (ii) weather-related instruments and (iii) short-term investments, commercial paper and long-term debt outstanding required to be disclosed at fair value. Under ASC Topic 820, fair value is defined as the exit price, representing the amount that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To value our financial instruments, we use market data or assumptions that market participants would use, including assumptions about credit risk (both our own credit risk and the counterparty’s credit risk) and the risks inherent in the inputs to valuation.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

We enter into derivative contracts in the futures and over-the-counter (OTC) wholesale and retail markets. These markets are the principal markets for the respective wholesale and retail contracts. Our relevant market participants are our existing counterparties and others who have participated in energy transactions at our delivery points. These participants have access to the same market data as WGL Holdings. We value our derivative contracts based on an “in-exchange” premise, and valuations are generally based on pricing service data or indicative broker quotes depending on the market location. We measure the net credit exposure at the counterparty level where the right to set-off exists. The net exposure is determined using the mark-to-market exposure adjusted for collateral, letters of credit and parent guarantees. We use published default rates from Standard & Poor’s Ratings Services and Moody’s Investors Service as inputs for determining credit adjustments.

ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of the fair value hierarchy under ASC Topic 820 are described below:

Level 1. Level 1 of the fair value hierarchy consists of assets or liabilities that are valued using observable inputs based upon unadjusted quoted prices in active markets for identical assets or liabilities at the reporting date. Level 1 assets and liabilities primarily include exchange traded derivatives and securities.

Level 2. Level 2 of the fair value hierarchy consists of assets or liabilities that are valued using directly or indirectly observable inputs either corroborated with market data or based on exchange traded market data. Level 2 includes fair values based on industry-standard valuation techniques that consider various assumptions: (i) quoted forward prices, including the use of mid-market pricing within a bid/ask spread; (ii) discount rates; (iii) implied volatility and (iv) other economic factors. Substantially all of these assumptions are observable throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the relevant market. At June 30, 2013 and September 30, 2012, Level 2 financial assets and liabilities included energy-related derivatives such as financial contracts, options and physical forward contracts for deliveries at active market locations.

Level 3. Level 3 of the fair value hierarchy consists of assets or liabilities that are valued using significant unobservable inputs at the reporting date. These unobservable assumptions reflect our assumptions about estimates that market participants would use in pricing the asset or liability, including natural gas basis prices, annualized volatilities of natural gas prices, and electricity congestion prices. A significant change to any one of these inputs in isolation could result in a significant upward or downward fluctuation in the fair value measurement. These inputs may be used with industry standard valuation methodologies that result in our best estimate of fair value for the assets or liabilities at the reporting date.

Our Risk Analysis and Mitigation (RA&M) Group determines the valuation policies and procedures. The RA&M Group reports to the WGL Holdings Chief Financial Officer. In accordance with WGL Holdings’ valuation policy, we may utilize a variety of valuation methodologies to fair value Level 3 derivative contracts including internally developed valuation inputs and pricing models. The prices used in our valuations are corroborated using multiple pricing sources, and we periodically conduct assessments to determine whether each valuation model is appropriate for its intended purpose. The RA&M Group also evaluates changes in fair value measurements on a daily basis.

At June 30, 2013 and September 30, 2012, Level 3 derivative assets and liabilities included: (i) physical contracts valued with significant basis adjustments to observable market data when delivery is to inactive market locations; (ii) long-dated positions where observable pricing is not available over the life of the contract; (iii) contracts valued using historical volatility assumptions; (iv) valuations using indicative broker quotes for inactive market locations and (v) non-publicly traded stock warrants.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

The following tables set forth financial instruments recorded at fair value as of June 30, 2013 and September 30, 2012, respectively. A financial instrument’s classification within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy.

WGL Holdings, Inc.
Fair Value Measurements Under the Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Total
At June 30, 2013
Assets
Natural gas related derivatives	$—	$98.5	$36.2	$134.7
Electricity related derivatives	—	—	23.2	23.2
Warrants	—	—	1.1	1.1
Weather related instruments	—	0.6	—	0.6
Total Assets	$—	$99.1	$60.5	$159.6

Liabilities
Natural gas related derivatives	$—	$(84.5)	$(75.6)	$(160.1)
Electricity related derivatives	—	(9.1)	(18.6)	(27.7)
Total Liabilities	$—	$(93.6)	$(94.2)	$(187.8)

At September 30, 2012
Assets
Natural gas related derivatives	$—	$85.9	$80.7	$166.6
Electricity related derivatives	—	0.3	23.4	23.7
Warrants	—	—	0.9	0.9
Weather related instruments	—	—	1.5	1.5
Total Assets	$—	$86.2	$106.5	$192.7

Liabilities
Natural gas related derivatives	$—	$(62.5)	$(41.1)	$(103.6)
Electricity related derivatives	—	(13.3)	(20.6)	(33.9)
Weather related instruments	—	—	(2.0)	(2.0)
Total Liabilities	$—	$(75.8)	$(63.7)	$(139.5)

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Washington Gas Light Company

Fair Value Measurements Under the Fair Value Hierarchy

(In millions)	Level 1	Level 2	Level 3	Total
At June 30, 2013
Assets
Natural gas related derivatives	$—	$43.3	$30.4	$73.7
Weather related instruments	—	0.6	—	0.6
Total Assets	$—	$43.9	$30.4	$74.3

Liabilities
Natural gas related derivatives	$—	$(29.9)	$(63.0)	$(92.9)
Total Liabilities	$—	$(29.9)	$(63.0)	$(92.9)

At September 30, 2012
Assets
Natural gas related derivatives	$—	$41.4	$75.3	$116.7
Weather related instruments	—	—	1.5	1.5
Total Assets	$—	$41.4	$76.8	$118.2

Liabilities
Natural gas related derivatives	$—	$(29.7)	$(39.7)	$(69.4)
Weather related instruments	—	—	(2.0)	(2.0)
Total Liabilities	$—	$(29.7)	$(41.7)	$(71.4)

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

The following table includes quantitative information about the significant unobservable inputs used in the fair value measurement of our Level 3 financial instruments and the respective fair values of the net derivative asset and liability positions, by contract type, as of June 30, 2013 and September 30, 2012.

Quantitative Information about Level 3 Fair Value Measurements
	Net Fair Value June 30, 2013	Valuation Techniques	Unobservable Inputs	Range

WGL Holdings	(In millions)
Natural gas related derivatives	($39.4)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($0.852) - $0.803
		Option Model	Natural Gas Basis Price (per dekatherm)	($0.107) - $0.489
			Annualized Volatility of Spot Market Natural Gas	35.3% - 302.0%
Electricity related derivatives	$4.6	Discounted Cash Flow	Electricity Congestion Price (per megawatt hour)	($2.125) - $64.050
		Load-Shaping Option Model	Electricity Congestion Price (per megawatt hour)	$33.704 - $66.815

Washington Gas
Natural gas related derivatives	($32.6)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($0.852) - $0.803
		Option Model	Natural Gas Basis Price (per dekatherm)	($0.107) - $0.489
			Annualized Volatility of Spot Market Natural Gas	35.3% - 302.0%

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Quantitative Information about Level 3 Fair Value Measurements
	Net Fair Value September 30, 2012	Valuation Techniques	Unobservable Inputs	Range

WGL Holdings	(In millions)
Natural gas related derivatives	$39.6	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($0.25) - $1.183
		Option Model	Natural Gas Basis Price (per dekatherm)	$0.05 - $1.175
			Annualized Volatility of Spot Market Natural Gas	37.8% - 236.03%
Electricity related derivatives	$2.8	Discounted Cash Flow	Electricity Congestion Price (per megawatt hour)	($2.204) - $64.700

Washington Gas
Natural gas related derivatives	$35.6	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($0.25) - $1.183
		Option Model	Natural Gas Basis Price (per dekatherm)	$0.09 - $0.861
			Annualized Volatility of Spot Market Natural Gas	37.8% - 236.03%

The following tables are a summary of the changes in the fair value of our derivative instruments that are measured at net fair value on a recurring basis in accordance with ASC Topic 820 using significant Level 3 inputs during the three and nine months ended June 30, 2013 and 2012, respectively.

WGL Holdings Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Three Months Ended June 30, 2013
Balance at April 1, 2013	$4.6	$4.0	$0.7	$1.0	$10.3
Realized and unrealized gains (losses)
Recorded to income	(17.0)	(5.0)	—	0.1	(21.9)
Recorded to regulatory assets — gas costs	(28.2)	—	—	—	(28.2)
Transfers out of Level 3	(0.5)	—	(0.7)	—	(1.2)
Purchases	—	2.9	—	—	2.9
Settlements	1.7	2.7	—	—	4.4
Balance at June 30, 2013	$(39.4)	$4.6	$—	$1.1	$(33.7)

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

WGL Holdings Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Three Months Ended June 30, 2012
Balance at April 1, 2012	$(1.0)	$(4.4)	$6.3	$—	$0.9
Realized and unrealized gains (losses)
Recorded to income	3.1	(10.7)	—	1.0	(6.6)
Recorded to regulatory assets — gas costs	6.3	—	—	—	6.3
Transfers out of Level 3	—	—	(6.3)	—	(6.3)
Purchases	—	2.3	—	—	2.3
Settlements	0.7	14.7	—	—	15.4
Balance at June 30, 2012	$9.1	$1.9	$—	$1.0	$12.0

WGL Holdings Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Nine Months Ended June 30, 2013
Balance at October 1, 2012	$39.6	$2.8	$(0.5)	$0.9	$42.8
Realized and unrealized gains (losses)
Recorded to income	(31.9)	(19.1)	1.2	0.2	(49.6)`
Recorded to regulatory assets — gas costs	(50.8)	—	—	—	(50.8)
Transfers out of Level 3	(3.5)	—	(0.7)	—	(4.2)
Purchases	—	5.4	—	—	5.4
Settlements	7.2	15.5	—	—	22.7
Balance at June 30, 2013	$(39.4)	$4.6	$—	$1.1	$(33.7)

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

WGL Holdings

Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs

(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Nine Months Ended June 30, 2012
Balance at October 1, 2011	$(3.9)	$(6.8)	$(1.4)	$—	$(12.1)
Realized and unrealized gains (losses)
Recorded to income	12.9	(34.1)	7.7	1.0	(12.5)
Recorded to regulatory assets — gas costs	13.7	—	—	—	13.7
Transfers out of Level 3	(9.4)	—	(6.3)	—	(15.7)
Purchases	—	3.1	—	—	3.1
Settlements	(4.2)	39.7	—	—	35.5
Balance at June 30, 2012	$9.1	$1.9	$—	$1.0	$12.0

Washington Gas Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Three Months Ended June 30, 2013
Balance at April 1, 2013	$1.4	$—	$0.7	$—	$2.1
Realized and unrealized gains (losses)
Recorded to income	(6.5)	—	—	—	(6.5)
Recorded to regulatory assets — gas costs	(28.2)	—	—	—	(28.2)
Transfers out of Level 3	(0.5)	—	(0.7)	—	(1.2)
Settlements	1.2	—	—	—	1.2
Balance at June 30, 2013	$(32.6)	$—	$—	$—	$(32.6)

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Washington Gas Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Three Months Ended June 30, 2012
Balance at April 1, 2012	$(4.6)	$—	$6.3	$—	$1.7
Realized and unrealized gains (losses)
Recorded to income	2.0	—	—	—	2.0
Recorded to regulatory assets — gas costs	6.3	—	—	—	6.3
Transfers out of Level 3	—	—	(6.3)	—	(6.3)
Settlements	0.6	—	—	—	0.6
Balance at June 30, 2012	$4.3	$—	$—	$—	$4.3

Washington Gas Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Nine Months Ended June 30, 2013
Balance at October 1, 2012	$35.6	$—	$(0.5)	$—	$35.1
Realized and unrealized gains (losses)
Recorded to income	(19.3)	—	1.2	—	(18.1)
Recorded to regulatory assets — gas costs	(50.8)	—	—	—	(50.8)
Transfers out of Level 3	(3.5)	—	(0.7)	—	(4.2)
Settlements	5.4	—	—	—	5.4
Balance at June 30, 2013	$(32.6)	$—	$—	$—	$(32.6)

Washington Gas Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Nine Months Ended June 30, 2012
Balance at October 1, 2011	$(4.9)	$—	$(1.4)	$—	$(6.3)
Realized and unrealized gains (losses)
Recorded to income	3.5	—	7.7	—	11.2
Recorded to regulatory assets — gas costs	13.7	—	—	—	13.7
Transfers out of Level 3	(8.1)	—	(6.3)	—	(14.4)
Settlements	0.1	—	—	—	0.1
Balance at June 30, 2012	$4.3	$—	$—	$—	$4.3

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Transfers between different levels of the fair value hierarchy may occur based on the level of observable inputs used to value the instruments from period to period. It is our policy to show both transfers into and out of the different levels of the fair value hierarchy at the fair value as of the beginning of the reporting period. For WGL Holdings and Washington Gas net derivative assets transferred out of Level 3 during the three and nine months ended June 30, 2013 and 2012 reflected an increase in observable market inputs used to value those instruments.

The table below sets forth the line items on the statements of income to which amounts are recorded for the three and nine months ended June 30, 2013 and 2012, respectively, related to fair value measurements using significant Level 3 inputs.

WGL Holdings Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
Three Months Ended			June 30, 2013
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Operating revenues — non-utility	$(9.2)	$10.7	$—	$—	$1.5
Utility cost of gas	(6.5)	—	—	—	(6.5)
Other income-net	—	—	—	0.1	0.1
Non-utility cost of energy-related sales	(1.3)	(15.7)	—	—	(17.0)
Total	$(17.0)	$(5.0)	$—	$0.1	$(21.9)

WGL Holdings

Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements

Three Months Ended			June 30, 2012
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Operating revenues — non-utility	$(0.7)	$(10.1)	$—	$—	$(10.8)
Utility cost of gas	2.0	—	—	—	2.0
Other income-net	—	—	—	1.0	1.0
Non-utility cost of energy-related sales	1.8	(0.6)	—	—	1.2
Total	$3.1	$(10.7)	$—	$1.0	$(6.6)

WGL Holdings

Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements

Nine Months Ended			June 30, 2013
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Operating revenues — non-utility	$(12.9)	$(8.0)	$—	$—	$(20.9)
Utility cost of gas	(19.3)	—	—	—	(19.3)
Other income-net	—	—	—	0.2	0.2
Non-utility cost of energy-related sales	0.3	(11.1)	—	—	(10.8)
Operation and maintenance expense	—	—	1.2	—	1.2
Total	$(31.9)	$(19.1)	$1.2	$0.2	$(49.6)

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

WGL Holdings Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
Nine Months Ended			June 30, 2012
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Operating revenues — non-utility	$4.8	$(2.3)	$—	$—	$2.5
Utility cost of gas	3.5	—	—	—	3.5
Other income-net	—	—	—	1.0	1.0
Non-utility cost of energy-related sales	4.6	(31.8)	—	—	(27.2)
Operation and maintenance expense	—	—	7.7	—	7.7
Total	$12.9	$(34.1)	$7.7	$1.0	$(12.5)

Washington Gas Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
Three Months Ended			June 30, 2013
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Utility cost of gas	$(6.5)	$—	$—	$—	$(6.5)
Total	$(6.5)	$—	$—	$—	$(6.5)

Washington Gas Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
Three Months Ended			June 30, 2012
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Utility cost of gas	$2.0	$—	$—	$—	$2.0
Total	$2.0	$—	$—	$—	$2.0

Washington Gas Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
Nine Months Ended			June 30, 2013
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Utility cost of gas	$(19.3)	$—	$—	$—	$(19.3)
Operation and maintenance expense	—	—	1.2	—	1.2
Total	$(19.3)	$—	$1.2	$—	$(18.1)

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Washington Gas Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
Nine Months Ended			June 30, 2012
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Utility cost of gas	$3.5	$—	$—	$—	$3.5
Operation and maintenance expense	—	—	7.7	—	7.7
Total	$3.5	$—	$7.7	$—	$11.2

Unrealized gains (losses) attributable to derivative assets and liabilities measured using significant Level 3 inputs were recorded as follows, for the three and nine months ended June 30, 2013 and 2012, respectively.

WGL Holdings Unrealized Gains (Losses) Recorded for Level 3 Measurements
Three Months Ended			June 30, 2013
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Recorded to income
Operating revenues — non-utility	$(8.9)	$13.5	$—	$—	$4.6
Utility cost of gas	(6.6)	—	—	—	(6.6)
Non-utility cost of energy-related sales	(1.3)	13.2	—	—	11.9
Other income — net	—	—	—	0.1	0.1
Recorded to regulatory assets — gas costs	(28.2)	—	—	—	(28.2)
Total	$(45.0)	$26.7	$—	$0.1	$(18.2)

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

WGL Holdings Unrealized Gains (Losses) Recorded for Level 3 Measurements
Three Months Ended			June 30, 2012
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Recorded to income
Operating revenues — non-utility	$(0.5)	$(3.3)	$—	$—	$(3.8)
Utility cost of gas	2.2	—	—	—	2.2
Non-utility cost of energy-related sales	3.2	12.0	—	—	15.2
Other income-net	—	—	—	1.0	1.0
Recorded to regulatory assets — gas costs	6.8	—	—	—	6.8
Total	$11.7	$8.7	$—	$1.0	$21.4

WGL Holdings Unrealized Gains (Losses) Recorded for Level 3 Measurements
Nine Months Ended			June 30, 2013
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Recorded to income
Operating revenues — non-utility	$(10.7)	$3.1	$—	$—	$(7.6)
Utility cost of gas	(18.8)	—	—	—	(18.8)
Non-utility cost of energy-related sales	0.3	16.2	—	—	16.5
Other income- net	—	—	—	0.2	0.2
Recorded to regulatory assets — gas costs	(49.2)	—	—	—	(49.2)
Total	$(78.4)	$19.3	$—	$0.2	$(58.9)

WGL Holdings Unrealized Gains (Losses) Recorded for Level 3 Measurements
Nine Months Ended			June 30, 2012
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Recorded to income
Operating revenues — non-utility	$5.4	$12.1	$—	$—	$17.5
Utility cost of gas	2.4	—	—	—	2.4
Non-utility cost of energy-related sales	0.5	5.8	—	—	6.3
Other income-net	—	—	—	1.0	1.0
Recorded to regulatory assets — gas costs	8.2	—	—	—	8.2
Total	$16.5	$17.9	$—	$1.0	$35.4

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Washington Gas Unrealized Gains (Losses) Recorded for Level 3 Measurements
Three Months Ended			June 30, 2013
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Recorded to income
Utility cost of gas	$(6.6)	$—	$—	$—	$(6.6)
Recorded to regulatory assets — gas costs	(28.2)	—	—	—	(28.2)
Total	$(34.8)	$—	$—	$—	$(34.8)

Washington Gas Unrealized Gains (Losses) Recorded for Level 3 Measurements
Three Months Ended			June 30, 2012
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Recorded to income
Utility cost of gas	$2.2	$—	$—	$—	$2.2
Recorded to regulatory assets — gas costs	6.8	—	—	—	6.8
Total	$9.0	$—	$—	$—	$9.0

Washington Gas Unrealized Gains (Losses) Recorded for Level 3 Measurements
Nine Months Ended			June 30, 2013
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Recorded to income
Utility cost of gas	$(18.8)	$—	$—	$—	$(18.8)
Recorded to regulatory assets — gas costs	(49.2)	—	—	—	(49.2)
Total	$(68.0)	$—	$—	$—	$(68.0)

Washington Gas Unrealized Gains (Losses) Recorded for Level 3 Measurements
Nine Months Ended			June 30, 2012
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Recorded to income
Utility cost of gas	$2.4	$—	$—	$—	$2.4
Recorded to regulatory assets — gas costs	8.2	—	—	—	8.2
Total	$10.6	$—	$—	$—	$10.6

The following table presents the carrying amounts and estimated fair values of our financial instruments at June 30, 2013 and September 30, 2012.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

WGL Holdings Fair Value of Financial Instruments
	June 30, 2013		September 30, 2012
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Money market funds(a)	$10.8	$10.8	$7.2	$7.2
Other short-term investments(a)	$1.7	$1.7	$0.8	$0.8
Commercial Paper (b)	$164.4	$164.4	$247.7	$247.7
Long-term debt(c)	$552.7	$676.7	$589.2	$758.9

Washington Gas Fair Value of Financial Instruments
	June 30, 2013		September 30, 2012
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Money market funds(a)	$2.9	$2.9	$4.1	$4.1
Other short-term investments(a)	$1.7	$1.7	$0.8	$0.8
Commercial Paper (b)	$6.5	$6.5	$98.8	$98.8
Long-term debt(c)	$552.7	$676.7	$589.2	$758.9

(a) Balance located in cash and cash equivalents in the accompanying balance sheets.
(b) Balance is located in notes payable in the accompanying balance sheets.
(c) Excludes current maturities and unamortized discounts.

Our money market funds are level 1 valuations and their carrying amount approximates fair value. Other short-term investments are primarily overnight investment accounts; therefore, their carrying amount approximates fair value based on level 2 inputs. The maturity of our commercial paper outstanding at both June 30, 2013 and September 30, 2012 is under 30 days. Due to the short term nature of these notes, the carrying cost of our commercial paper approximates fair value using Level 2 inputs. Washington Gas’ long-term debt is not actively traded. The fair value of long-term debt was estimated based on the quoted market prices of the U.S. Treasury issues having a similar term to maturity, adjusted for Washington Gas’ credit quality. Our long-term debt fair value measurement is classified as Level 3.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

NOTE 10. OPERATING SEGMENT REPORTING

We have four reportable operating segments: regulated utility, retail energy-marketing, commercial energy systems and wholesale energy solutions. The division of these segments into separate revenue generating components is based upon regulation, products and services. Our chief operating decision maker is our Chief Executive Officer. Our four segments are summarized below.

During the first quarter of fiscal year 2013, we made certain changes to our operating segments to reflect the recent growth of our non-utility business activities and the impact of those activities on our financial performance. All activities of WGSW are now reported within the Commercial Energy Systems segment. WGSW had previously been reported within “Other Activities”. WGSW is a holding company formed to invest in alternative energy assets. In addition, WGSW holds a limited partnership interest in ASD Solar, LP, which it accounts for under the equity method of accounting. As these operations align with those of the Commercial Energy Systems segment, and our chief operating decision maker reviews the operations of these units together, their combination for reporting purposes was deemed appropriate. Prior period operating segment information has been recast to conform to current quarter presentation.

ASD Solar, LP is consolidated by the general partner, Solar Direct LLC. Solar Direct LLC is a wholly owned subsidiary of American Solar Direct Inc. (ASDI). The carrying amount of WGSW’s investment in ASD Solar, LP exceeds the amount of the underlying equity in net assets by $20.1 million due to WGSW recording its investment in ASD Solar, LP’s net assets at fair value in accordance with GAAP. The difference between the cost and the fair value is ASDI’s profit margin in developing the assets and project which is being amortized over the life of the assets.

•

Regulated Utility – The regulated utility segment is our core business. It consists of Washington Gas and Hampshire. Washington Gas provides regulated gas distribution services (including the sale and delivery of natural gas) to customers and natural gas transportation services to an unaffiliated natural gas distribution company in West Virginia under a Federal Energy Regulatory Commission (FERC) approved interstate transportation service operating agreement. Hampshire provides regulated interstate natural gas storage services to Washington Gas under a FERC approved interstate storage service tariff.

•

Retail Energy-Marketing – The retail energy-marketing segment consists of WGEServices, which sells natural gas and electricity directly to retail customers in competition with regulated utilities and unregulated gas and electricity marketers.

•

Commercial Energy Systems – The commercial energy systems segment consists of WGESystems which provides design-build energy efficient and sustainable solutions including commercial solar, energy efficiency and combined heat and power projects to government and commercial clients. In addition, this segment comprises the operations of WGSW, a holding company formed to invest in alternative energy assets.

•	Wholesale Energy Solutions – The wholesale energy solutions segment consists of CEV, which engages in acquiring, managing and optimizing natural gas storage and transportation assets.

Activities and transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our four operating segments, are aggregated as “Other Activities” and included as part of non-utility operations in the Operating Segment Financial Information presented below. Administrative and business development activity costs associated with WGL Holdings and Washington Gas Resources are included in this segment.

While net income or loss applicable to common stock is the primary criterion for measuring a segment’s performance, we also evaluate our operating segments based on other relevant factors, such as penetration into their respective markets and return on equity.

The following tables present operating segment information for the three and nine months ended June 30, 2013 and 2012.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Operating Segment Financial Information

		Non-Utility Operations
(In thousands)	Regulated Utility	Retail Energy-Marketing	Commercial Energy Systems	Wholesale Energy Solutions	Other Activities	Eliminations	Consolidated
Three Months Ended June 30, 2013
Operating revenues (a)	$180,882	$291,537	$7,247	$4,133	$—	$(5,681)	$478,118
Operating expenses:
Cost of energy-related sales	60,087	282,316	5,081	—	—	(5,629)	341,855
Operation	57,689	13,578	1,463	2,390	3,283	14	78,417
Maintenance	13,572	1	—	—	—	—	13,573
Depreciation and amortization	23,543	191	693	31	—	(66)	24,392
General taxes and other assessments:
Revenue taxes	13,178	1,624	2	—	—	—	14,804
Other	12,693	1,176	87	95	7	—	14,058
Total operating expenses	$180,762	$298,886	$7,326	$2,516	$3,290	$(5,681)	$487,099
Operating income (loss)	120	(7,349)	(79)	1,617	(3,290)	—	(8,981)
Other income (expense)-net	(280)	91	141	1	212	(171)	(6)
Interest expense	8,820	—	61	101	75	(171)	8,886
Dividends on Washington Gas preferred stock	330	—	—	—	—	—	330
Income tax expense (benefit)	(5,005)	(3,042)	(252)	432	(321)	—	(8,188)
Net income (loss) applicable to common stock	$(4,305)	$(4,216)	$253	$1,085	$(2,832)	$—	$(10,015)
Total assets at June 30, 2013	$3,509,166	$407,917	$236,478	$224,772	$198,798	$(388,415)	$4,188,716
Capital expenditures	$48,891	$79	$29,478	$—	$—	$—	$78,448
Equity Method Investments at June 30, 2013	$—	$—	$44,623	$4,794	$—	$—	$49,417

Three Months Ended June 30, 2012
Operating revenues (a)	$164,667	$272,449	$13,587	$(8,376)	$—	$(4,001)	$438,326
Operating expenses:
Cost of energy-related sales	44,627	224,382	11,297	—	—	(3,716)	276,590
Operation	60,472	13,340	1,225	1,043	513	(189)	76,404
Maintenance	12,649	1	—	—	—	—	12,650
Depreciation and amortization	24,625	176	448	31	—	(96)	25,184
General taxes and other assessments:
Revenue taxes	12,595	1,404	2	—	—	—	14,001
Other	12,044	809	71	39	1	—	12,964
Total operating expenses	$167,012	$240,112	$13,043	$1,113	$514	$(4,001)	$417,793
Operating income (loss)	(2,345)	32,337	544	(9,489)	(514)	—	20,533
Other income (expenses)-net	478	32	508	(1)	191	20	1,228
Interest expense	9,465	—	—	—	74	20	9,559
Dividends on Washington Gas preferred stock	330	—	—	—	—	—	330
Income tax expense (benefit)	(5,816)	12,702	322	(3,532)	739	—	4,415
Net income (loss) applicable to common stock	$(5,846)	$19,667	$730	$(5,958)	$(1,136)	$—	$7,457

Total assets at June 30, 2012	$3,442,759	$371,288	$73,204	$161,342	$130,128	$(225,686)	$3,953,035

Capital expenditures	$58,457	$375	$8,295	$—	$—	$—	$67,127
Equity Method Investments at June 30, 2012	$—	$—	$17,813	$—	$—	$—	$17,813

(a) Operating revenues are reported gross of revenue taxes. Revenue taxes of both the regulated utility and the retail energy-marketing segments include gross receipt taxes. Revenue taxes of the regulated utility segment also include PSC fees, franchise fees and energy taxes. Operating revenue amounts in the “Eliminations” column represent total intersegment revenues associated with sales from the regulated utility segment to the retail energy-marketing segment. Wholesale Energy Solutions’ cost of energy related sales is netted with its gross revenues.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Operating Segment Financial Information

		Non-Utility Operations
(In thousands)	Regulated Utility	Retail Energy-Marketing	Commercial Energy Systems	Wholesale Energy Solutions	Other Activities	Eliminations	Consolidated
Nine Months Ended June 30, 2013
Operating revenues (a)	$1,072,649	$984,410	$27,967	$(6,353)	$—	$(22,436)	$2,056,237
Operating expenses:
Cost of energy-related sales	463,372	889,797	20,583	—	—	(21,837)	1,351,915
Operation	176,486	36,649	4,256	4,204	5,739	(200)	227,134
Maintenance	36,358	1	—	—	—	—	36,359
Depreciation and amortization	75,295	540	1,710	93	—	(398)	77,240
General taxes and other assessments:
Revenue taxes	71,637	4,860	5	—	—	—	76,502
Other	41,989	2,969	246	378	27	(1)	45,608
Total Operating Expenses	$865,137	$934,816	$26,800	$4,675	$5,766	$(22,436)	$1,814,758
Operating income (loss)	207,512	49,594	1,167	(11,028)	(5,766)	—	241,479
Other income (expense)-net	30	198	1,212	—	539	(489)	1,490
Interest expense	26,772	7	154	307	279	(489)	27,030
Dividends on Washington Gas Preferred Stock	990	—	—	—	—	—	990
Income tax expense (benefit)	68,279	19,300	285	(4,295)	(498)	—	83,071
Net income (loss) applicable to common stock	$111,501	$30,485	$1,940	$(7,040)	$(5,008)	$—	$131,878
Total Assets at June 30, 2013	$3,509,166	$407,917	$236,478	$224,772	$198,798	$(388,415)	$4,188,716
Capital Expenditures	$164,799	$545	$56,843	$—	$—	$—	$222,187
Equity Method Investments at June 30, 2013	$—	$—	$44,623	$4,794	$—	$—	$49,417

Nine Months Ended June 30, 2012
Operating revenues (a)	$1,006,617	$977,289	$46,137	$(3,412)	$—	$(21,104)	$2,005,527
Operating expenses:
Cost of energy-related sales	404,185	887,778	39,877	—	—	(19,490)	1,312,350
Operation	168,814	40,702	3,407	1,842	2,575	(1,018)	216,322
Maintenance	39,412	1	—	—	—	—	39,413
Depreciation and amortization	72,215	552	1,274	85	—	(596)	73,530
General taxes and other assessments:
Revenue taxes	63,916	4,197	4	—	—	—	68,117
Other	39,787	2,787	199	143	10	—	42,926
Total Operating Expenses	788,329	936,017	44,761	2,070	2,585	(21,104)	1,752,658
Operating income (loss)	218,288	41,272	1,376	(5,482)	(2,585)	—	252,869
Other income (expenses)-net	2,203	46	641	(1)	1,368	(35)	4,222
Interest expense	28,635	38	—	—	264	(35)	28,902
Dividends on Washington Gas Preferred Stock	990	—	—	—	—	—	990
Income tax expense (benefit)	79,955	16,304	557	(2,040)	349	—	95,125
Net income (loss) applicable to common stock	$110,911	$24,976	$1,460	$(3,443)	$(1,830)	$—	$132,074

Total Assets at June 30, 2012	$3,442,759	$371,288	$73,204	$161,342	$130,128	$(225,686)	$3,953,035

Capital Expenditures	$153,364	$898	$22,595	$101	$1	$—	$176,959

Equity Method Investments at June 30, 2012	$—	$—	$17,813	$—	$—	$—	$17,813

(a) Operating revenues are reported gross of revenue taxes. Revenue taxes of both the regulated utility and the retail energy-marketing segments include gross receipt taxes. Revenue taxes of the regulated utility segment also include PSC fees, franchise fees and energy taxes. Operating revenue amounts in the “Eliminations” column represent total intersegment revenues associated with sales from the regulated utility segment to the retail energy-marketing segment. Wholesale Energy Solutions’ cost of energy related sales is netted with its gross revenues.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

NOTE 11. RELATED PARTY TRANSACTIONS

WGL Holdings and its subsidiaries engage in transactions during the ordinary course of business. Intercompany transactions and balances have been eliminated from the consolidated financial statements of WGL Holdings, except as described below. Washington Gas provides accounting, treasury, legal and other administrative and general support to affiliates, and files consolidated tax returns with WGL Holdings that include affiliated taxable transactions. Washington Gas bills its affiliates in accordance with regulatory requirements for the actual cost of providing these services, which approximates their market value. The actual costs of these services are billed to the appropriate affiliates and to the extent such billings for these services are not yet paid, they are reflected in “Receivables from associated companies” on Washington Gas’ balance sheets. Washington Gas assigns or allocates these costs directly to its affiliates and, therefore, does not recognize revenues or expenses associated with providing these services.

In connection with billing for unregulated third party marketers and with other miscellaneous billing processes, Washington Gas collects cash on behalf of affiliates and transfers the cash in a reasonable time period. Cash collected by Washington Gas on behalf of its affiliates but not yet transferred is recorded in “Payables to associated companies” on Washington Gas’ balance sheets. The following table presents the receivables and payables from associated companies on Washington Gas’ balance sheets as of June 30, 2013 and September 30, 2012.

Receivables / Payables from Associated Companies
(In millions)	June 30, 2013	September 30, 2012
Receivables from Associated Companies	$1.6	$5.5
Payables to Associated Companies	$18.6	$28.5

Washington Gas provides gas balancing services related to storage, injections, withdrawals and deliveries to all energy marketers participating in the sale of natural gas on an unregulated basis through the customer choice programs that operate in its service territory. These balancing services include the sale of natural gas supply commodities related to various peaking arrangements contractually supplied to Washington Gas and then partially allocated and assigned by Washington Gas to the energy marketers, including WGEServices. Washington Gas records revenues for these balancing services pursuant to tariffs approved by the appropriate regulatory bodies. These related party amounts have been eliminated in the consolidated financial statements of WGL Holdings. The following table shows the amounts Washington Gas charged WGEServices for balancing services.

Washington Gas-Gas Balancing Service Charges
	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions)	2013	2012	2013	2012
Gas balancing service charge	$5.6	$3.7	$21.8	$19.5

As a result of these balancing services, an imbalance is created for volumes of natural gas received by Washington Gas that are not equal to the volumes of natural gas delivered to customers of the energy marketers. WGEServices recognized an accounts payable to Washington Gas in the amount of $2.5 million at June 30, 2013 and an accounts receivable from Washington Gas in the amount of $2.8 million at September 30, 2012 related to an imbalance in gas volumes. Due to regulatory treatment, these payables and receivables are not eliminated in the consolidated financial statements of WGL Holdings. Refer to Note 1—Accounting Policies of the Notes to Consolidated Financial Statements of the combined Annual Report on Form 10-K for the fiscal year ended September 30, 2012 for further discussion of these imbalance transactions.

Washington Gas participates in a Purchase of Receivables (POR) program as approved by the Maryland Public Service Commission (PSC of MD), whereby it purchases receivables from participating energy marketers at approved discount rates. In addition, WGEServices participates in POR programs with certain Maryland and Pennsylvania utilities, whereby it sells its receivables to various utilities, including Washington Gas, at approved discount rates. The receivables purchased by Washington Gas are included in “Accounts receivable” in the accompanying balance sheet. Any activity between Washington Gas and WGEServices related to the POR program has been eliminated in the accompanying financial statements for WGL Holdings. At June 30, 2013 and September 30, 2012, Washington Gas purchased $18.1 million and $95.7 million, respectively, of receivables from WGEServices.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12. COMMITMENTS AND CONTINGENCIES

RATES AND REGULATORY MATTERS

Washington Gas makes its requests to modify existing rates based on its determination of the level of net investment in plant and equipment, operating expenses, and a level of return on invested capital that is just and reasonable. The following is an update of significant current regulatory matters in each of Washington Gas’ jurisdictions. For a more detailed discussion of the matters below, refer to our combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2012.

District of Columbia Jurisdiction

District of Columbia Base Rate Case. On May 15, 2013, the District of Columbia Public Service Commission (PSC of DC) issued an order in Washington Gas’ base rate case authorizing: (i) an annual revenue increase of $8.4 million compared to Washington Gas’ request of $29.0 million; (ii) a rate of return on common equity of 9.25% and an overall rate of return of 7.93% and (iii) an end of test period equity ratio of 59.3%. The order also denied Washington Gas’ request to implement the initial five year phase of the accelerated pipeline replacement program and directed Washington Gas to report information pertaining to its risk assessments and pipeline priorities to the commission. A commission decision on pipeline replacement cost recovery was also deferred. Washington Gas is permitted to continue the surcharge cost recovery for the remediation and/or replacement of mechanical couplings pursuant to a prior PSC of DC order. On June 14, 2013, Washington Gas sought reconsideration and/or clarification of various rulings in the May 15, 2013 decision. A PSC of DC decision on these requests was issued on July 31, 2013, wherein the PSC of DC denied Washington Gas’s request for reconsideration on several issues but confirmed that Washington Gas is entitled to recover the pension and other post employment benefits tracker balances from December 1, 2012 through June 4, 2013 and clarified that Washington Gas may seek recovery of these deferred tracker balances in Washington Gas’ next base rate case.

Maryland Jurisdiction

Maryland Base Rate Case. On April 26, 2013, Washington Gas filed a request with the Maryland Public Service Commission (PSC of MD) for a $30.7 million annual increase in revenues. The $30.7 million revenue increase requested in this application includes a proposed overall rate of return of 8.70% and a return on common equity of 10.70%. On May 31, 2013, Washington Gas revised the requested increase in revenues to $28.3 million. Among the proposals by Washington Gas are adjustments to amortize the effects of the change in the tax treatment of Medicare Part D and to amortize the costs to initiate the outsourcing agreement with Accenture LLP. These two items are also pending appeal of the last rate case decision. A final order from the PSC of MD on Washington Gas’ application is expected by November 22, 2013.

Virginia Jurisdiction

Affiliate Transactions. On June 16, 2011, Washington Gas submitted an application to the Commonwealth of Virginia State Corporation Commission (SCC of VA) requesting approval of three affiliate transactions with CEV: (i) the transfer to CEV of the remainder of the term of two agreements for natural gas storage service at the Washington Gas Storage (WSS) and Eminence Storage Service (ESS) storage fields; (ii) the sale to CEV of any storage gas balances associated with the WSS and ESS agreements; and (iii) the assignment to CEV of Washington Gas’ rights to buy base gas in the WSS storage field. The SCC of VA did not approve the transfer of the agreements on the grounds that ratepayers funded a portion of the costs associated with the assets. On June 5, 2013, Washington Gas filed a petition for a declaratory judgment that because the proposed transfers are governed by the Federal Energy Regulatory Commission (FERC), the SCC of VA does not have jurisdiction over the transaction.

On July 3, 2013, the SCC of VA issued an opinion continuing the matter and finding that a hearing examiner should be appointed to establish a procedural schedule for this case and conduct all further proceedings.

CONSTRUCTION PROJECT FINANCING

To fund certain of its construction projects, Washington Gas enters into financing arrangements with third party lenders. As part of these financing arrangements, Washington Gas’ customers agree to make principal and interest payments over a period of time, typically beginning after the projects are completed. Washington Gas assigns these customer payment streams to the lender. As the lender funds the construction project, Washington Gas establishes a receivable representing its customers’ obligations to remit principal and interest and a long-term payable to the lender. When these projects are formally “accepted” by the customer as completed, Washington Gas transfers the ownership of the receivable to the lender and removes both the receivable and the long-term financing from its financial statements. As of June 30, 2013 and September 30, 2012, work on these construction projects that was not

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

completed or accepted by customers was valued at $6.7 million and $6.2 million, respectively, which are recorded on the balance sheet as a receivable in “Deferred Charges and Other Assets—Other” with the corresponding long-term obligation to the lender in “Long-term debt.” At any time before these contracts are accepted by the customer, should there be a contract default, such as, among other things, a delay in completing the project, the lender may call on Washington Gas to fund the unpaid principal in exchange for which Washington Gas would receive the right to the stream of payments from the customer. Construction projects are financed primarily for government agencies, which Washington Gas considers to have minimal credit risk. Based on this assessment and previous collection experience, Washington Gas did not record a corresponding reserve for bad debts related to these receivables at June 30, 2013 or September 30, 2012.

FINANCIAL GUARANTEES

WGL Holdings guarantees payments primarily for certain purchases of natural gas and electricity on behalf of WGEServices and for certain purchase commitments of CEV and on behalf of other non-affiliated parties for its banking. At June 30, 2013, these guarantees totaled $313.8 million, $186.4 million and $2.1 million for WGEServices, CEV and other non-affiliated parties, respectively. The amount of such guarantees is periodically adjusted to reflect changes in the level of financial exposure related to these purchase commitments. We also receive financial guarantees or other collateral from counterparties when required by our credit policy (refer to the section entitled “Credit Risk” for a further discussion of our credit policy). WGL Holdings also issued guarantees totaling $4.9 million at June 30, 2013 on behalf of certain of our non-utility subsidiaries associated with their banking transactions and infrastructure contracts. Of the $507.2 million total, $5.5 million of guarantees expired in July, 2013 and $6.0 million is due to expire in October, 2013. The remaining guarantees do not have specific maturity dates. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations created under the guarantees prior to the effective date of the cancellation.

SUPPLY AGREEMENT

On February 20, 2013, WGEServices entered into a five-year secured supply arrangement with Shell Energy North America (US), LP (Shell Energy). Under this arrangement, WGEServices has the ability to purchase the majority of its power, natural gas and related products from Shell Energy in a structure that reduces WGEServices’ cash flow risk from collateral posting requirements. As a result of this credit support agreement, Shell Energy has a lien on WGEServices’ assets; principally its retail accounts receivables and contracts. During the three months ended June 30, 2013, WGEServices executed purchases of commodities under this arrangement.

NOTE 13. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

The following table shows the components of net periodic benefit costs (income) recognized in our financial statements during the three and nine months ended June 30, 2013 and 2012:

Components of Net Periodic Benefit Costs (Income)
	Three Months Ended June 30,
	2013		2012
(In millions)	Pension Benefits	Health and Life Benefits	Pension Benefits	Health and Life Benefits
Components of net periodic benefit costs (income)
Service cost	$4.2	$2.4	$3.2	$2.0
Interest cost	9.1	4.7	10.2	6.2
Expected return on plan assets	(10.5)	(4.6)	(10.8)	(4.7)
Amortization of prior service cost (credit)	0.3	(0.9)	0.1	(0.9)
Amortization of actuarial loss	7.2	2.3	4.1	3.4
Amortization of transition obligation	—	0.3	—	0.2
Net periodic benefit cost	10.3	4.2	6.8	6.2
Amount allocated to construction projects	1.5	(0.8)	(1.0)	(1.0)
Amount deferred as regulatory asset (liability) — net	(0.9)	0.2	(1.9)	0.3
Amount charged to expense	$10.9	$3.6	$3.9	$5.5

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (concluded)

Notes to Consolidated Financial Statements (Unaudited)

Components of Net Periodic Benefit Costs (Income)
	Nine Months Ended June 30,
	2013		2012
(In millions)	Pension Benefits	Health and Life Benefits	Pension Benefits	Health and Life Benefits
Components of net periodic benefit costs (income)
Service cost	$12.7	$7.2	$9.6	$6.0
Interest cost	27.4	14.1	30.4	18.8
Expected return on plan assets	(31.5)	(13.7)	(32.6)	(14.1)
Amortization of prior service cost (credit)	0.8	(2.9)	0.7	(2.9)
Amortization of actuarial loss	21.6	6.9	12.1	10.0
Amortization of transition obligation	—	0.8	—	0.8
Net periodic benefit cost	31.0	12.4	20.2	18.6
Amount allocated to construction projects	(1.4)	(2.2)	(2.5)	(2.9)
Amount deferred as regulatory asset (liability) — net	(5.7)	1.7	(5.6)	1.1
Amount charged to expense	$23.9	$11.9	$12.1	$16.8

Amounts included in the line item “Amount deferred as regulatory asset (liability) - net,” as shown in the table above, represent the difference between the cost of the applicable Pension Benefits or the Health and Life Benefits and the amount that Washington Gas is permitted to recover in rates that it charges to customers in the District of Columbia.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (Management’s Discussion) analyzes the financial condition, results of operations and cash flows of WGL Holdings and its subsidiaries. It also includes management’s analysis of past financial results and potential factors that may affect future results, potential future risks and approaches that may be used to manage them. Except where the content clearly indicates otherwise, “WGL Holdings,” “we,” “us” or “our” refers to the holding company or the consolidated entity of WGL Holdings and all of its subsidiaries.

Management’s Discussion is divided into the following two major sections:

—	WGL Holdings—This section describes the financial condition and results of operations of WGL Holdings and its subsidiaries on a consolidated basis. It includes discussions of our regulated operations, including Washington Gas and Hampshire Gas Company (Hampshire), and our non-utility operations.

—	Washington Gas Light Company (Washington Gas)—This section describes the financial condition and results of operations of Washington Gas, a wholly owned subsidiary of WGL Holdings, which comprises the majority of the regulated utility segment.

Both sections of Management’s Discussion—WGL Holdings and Washington Gas—are designed to provide an understanding of our operations and financial performance and should be read in conjunction with the respective company’s financial statements and the combined Notes to Consolidated Financial Statements in this quarterly report as well as our combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2012 (2012 Annual Report).

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

WGL Holdings has four operating segments:

—	regulated utility;

—	retail energy-marketing;

—	commercial energy systems and

—	wholesale energy solutions.

Our core subsidiary, Washington Gas, engages in the delivery and sale of natural gas that is regulated by regulatory commissions in the District of Columbia, Maryland and Virginia. Through the wholly owned unregulated subsidiaries of Washington Gas Resources, we offer energy-related products and services. We offer competitively priced natural gas, electricity and energy from renewable sources to customers through WGEServices, our non-utility retail energy-marketing subsidiary. We offer efficient and sustainable commercial energy solutions focused on upgrading energy related systems of large government and commercial facilities as well as own and operate distributed generation assets such as Solar PV systems through WGESystems. Capitol Energy Ventures performs natural gas, pipeline and storage asset optimization activities.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Regulated Utility. The regulated utility segment consists of Washington Gas and Hampshire and represents approximately 84% of WGL Holdings’ consolidated total assets. Washington Gas, the core of the regulated utility segment, delivers natural gas to retail customers in accordance with tariffs approved by the regulatory commissions that have jurisdiction over Washington Gas’ rates and terms of service. These regulatory commissions set the rates in their respective jurisdictions that Washington Gas can charge customers for its rate-regulated services. Washington Gas also sells natural gas to customers who have not elected to purchase natural gas from unregulated third party marketers. Washington Gas recovers the cost of the natural gas purchased to serve firm customers through gas cost recovery mechanisms as approved in jurisdictional tariffs. Any difference between gas costs incurred on behalf of firm customers and the gas costs recovered from those customers is deferred on the balance sheet as an amount to be collected from or refunded to customers in future periods. Therefore, increases or decreases in the cost of gas associated with sales made to firm customers have no direct effect on Washington Gas’ net revenues and net income.

Washington Gas’ pipeline asset optimization program utilizes Washington Gas’ storage and transportation capacity resources when those assets are not fully utilized to serve utility customers. The objective of this program is to derive a profit to be shared with its utility customers (refer to the section entitled “Market Risk” for further discussion of our asset optimization program) by entering into commodity-related physical and financial contracts with third parties. Unless otherwise noted, therm deliveries shown related to Washington Gas or the regulated utility segment do not include therm deliveries related to our asset optimization program.

Hampshire operates and owns full and partial interests in underground natural gas storage facilities, including pipeline delivery facilities located in and around Hampshire County, West Virginia. Washington Gas purchases all of the storage services of Hampshire and includes the cost of these services in the bills sent to its customers. Hampshire operates under a “pass-through” cost of service-based tariff approved by the FERC, and adjusts its billing rates to Washington Gas on a periodic basis to account for changes in its investment in utility plant and associated expenses.

Retail Energy-Marketing. The retail energy-marketing segment consists of the operations of WGEServices. WGEServices competes with regulated utilities and other unregulated third party marketers to sell natural gas and/or electricity directly to residential, commercial and industrial customers in Delaware, the District of Columbia, Maryland, Pennsylvania and Virginia. WGEServices contracts for its supply needs and buys and resells natural gas and electricity with the objective of earning a profit through competitively priced contracts with end-users. These commodities are delivered to retail customers through the distribution systems owned by regulated utilities such as Washington Gas or other unaffiliated natural gas or electric utilities. Washington Gas delivers the majority of natural gas sold by WGEServices, and unaffiliated electric utilities deliver all of the electricity sold. Additionally, WGEServices bills its customers through the billing services of the regulated utilities that deliver its commodities as well as directly through its own billing capabilities.

WGEServices also sells renewable energy credits from wind power and other sources as well as carbon offset products to its customers. WGEServices does not own or operate any other natural gas or electric generation, production, transmission or distribution assets.

Commercial Energy Systems. The commercial energy systems segment consists of the operations of WGESystems and WGSW. WGESystems provides commercial energy efficiency and sustainability solutions to governmental and commercial clients. These solutions include energy efficiency projects and distributed generation assets such as Solar PV systems, combined heat and power plants and fuel cells which we own and operate. WGESystems also focuses on upgrading the mechanical, electrical, water and energy-related infrastructure of large governmental and commercial facilities by implementing both traditional as well as alternative energy technologies, primarily in the District of Columbia, Maryland and Virginia. In addition to these three regions, WGESystems is also expanding its portfolio of Solar PV power generating systems into California, Connecticut, Delaware, Hawaii, Georgia, Massachusetts, New Jersey and New Mexico. WGESystems is also evaluating opportunities in other geographical locations within the United States.

WGSW is a holding company formed to invest in alternative energy assets. WGSW holds a limited partnership in ASD Solar, LP in addition to investments in solar assets through sale leaseback arrangements.

Wholesale Energy Solutions. The Wholesale Energy Solutions segment, which consists of the operations of CEV, engages in acquiring, managing and optimizing natural gas storage and transportation assets. CEV enters into both physical and financial transactions in a manner intended to utilize the most effective energy risk management products available to mitigate risks while maximizing potential profits from the optimization of these assets under its management.

Other Activities. Activities and transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our other operating segments, are aggregated as “Other Activities” and included as part of non-utility operations as presented below in the operating segment financial information. Administrative and business development activity related costs associated with WGL Holdings and Washington Gas Resources comprise the majority of transactions included in “Other Activities.”

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

PRIMARY FACTORS AFFECTING WGL HOLDINGS AND WASHINGTON GAS

The principal business, economic and other factors that affect our operations and/or financial performance include:

•	weather conditions and weather patterns;

•	regulatory environment, regulatory decisions and changes in legislation;

•	availability of natural gas supply and pipeline transportation and storage capacity;

•	diversity of natural gas supply;

•	volatility of natural gas and electricity prices;

•	non-weather related changes in natural gas consumption patterns;

•	maintaining the safety and reliability of the natural gas distribution system;

•	competitive environment;

•	environmental matters;

•	industry consolidation;

•	economic conditions and interest rates;

•	inflation;

•	use of business process outsourcing;

•	labor contracts, including labor and benefit costs and

•	changes in accounting principles.

For further discussion of the factors listed above, refer to Management’s Discussion within the 2012 Annual Report. Also, refer to the section entitled “Safe Harbor for Forward-Looking Statements” included in this quarterly report for a listing of forward-looking statements related to factors affecting WGL Holdings and Washington Gas.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in compliance with GAAP requires the selection and the application of appropriate technical accounting guidance to the relevant facts and circumstances of our operations, as well as our use of estimates to compile the consolidated financial statements. The application of these accounting policies involves judgment regarding estimates and projected outcomes of future events, including the likelihood of success of particular regulatory initiatives, the likelihood of realizing estimates for legal and environmental contingencies and the probability of recovering costs and investments in both the regulated utility and non-utility business segments.

We have identified the following critical accounting policies that require our judgment and estimation, where the resulting estimates may have a material effect on the consolidated financial statements:

•	accounting for unbilled revenue;

•	accounting for regulatory operations — regulatory assets and liabilities;

•	accounting for income taxes;

•	accounting for contingencies;

•	accounting for derivative instruments;

•	accounting for pension and other post-retirement benefit plans and

•	accounting for stock based compensation.

For a description of these critical accounting policies, refer to Management’s Discussion within the 2012 Annual Report. There were no new critical accounting policies or changes to our critical accounting policies during the nine month period ended June 30, 2013.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

WGL HOLDINGS, INC.

RESULTS OF OPERATIONS

We analyze the operating results using utility net revenues for the regulated utility segment and gross margins for the retail energy-marketing segment. Both utility net revenues and gross margins are calculated as revenues less the associated cost of energy and applicable revenue taxes. We believe utility net revenues is a better measure to analyze profitability than gross operating revenues for our regulated utility segment because the cost of the natural gas commodity and revenue taxes are generally included in the rates that Washington Gas charges to customers as reflected in operating revenues. Accordingly, changes in the cost of gas and revenue taxes associated with sales made to customers generally have no direct effect on utility net revenues, operating income or net income. We consider gross margins to be a better reflection of profitability than gross revenues or gross energy costs for our retail energy-marketing segment because gross margins are a direct measure of the success of our core strategy for the sale of natural gas and electricity.

Neither utility net revenues nor gross margins should be considered as an alternative to, or a more meaningful indicator of our operating performance, than net income. Our measures of utility net revenues and retail energy-marketing gross margins may not be comparable to similarly titled measures of other companies. Refer to the sections entitled “Results of Operations—Regulated Utility Operating Results” and “Results of Operations—Retail Energy-Marketing” for the calculation of utility net revenues and gross margins, respectively, as well as a reconciliation to operating income and net income for both segments.

Summary Results

WGL Holdings reported a net loss of $10.0 million for the three months ended June 30, 2013, compared to $7.5 million reported for the same period of the prior fiscal year. For the twelve month period ended June 30, 2013 and 2012, we earned a return on average common equity of 10.6% and 8.0%, respectively.

The following table summarizes our net income (loss) by operating segment for the three months ended June 30, 2013 and 2012.

Net Income (Loss) by Operating Segment

	Three Months Ended June 30,		Increase/
(In millions)	2013	2012	(Decrease)
Regulated Utility	$(4.3)	$(5.8)	$1.5
Non-utility operations:
Retail Energy-Marketing	(4.2)	19.7	(23.9)
Commercial Energy Systems	0.3	0.7	(0.4)
Wholesale Energy Solutions	1.1	(6.0)	7.1
Other Activities	(2.9)	(1.1)	(1.8)
Total non-utility	(5.7)	13.3	(19.0)
Net income (loss) applicable to common stock	$(10.0)	$7.5	$(17.5)

EARNINGS PER AVERAGE COMMON SHARE
Basic	$(0.19)	$0.14	$(0.33)
Diluted	$(0.19)	$0.14	$(0.33)

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Regulated Utility Operating Results

The following table summarizes the Regulated Utility segment’s operating results for the three months ended June 30, 2013 and 2012.

Regulated Utility Operating Results

	Three Months Ended June 30,		Increase/
(In millions)	2013	2012	Decrease
Utility net revenues:
Operating revenues	$180.9	$164.7	$16.2
Less: Cost of gas	60.1	44.6	15.5
Revenue taxes	13.2	12.6	0.6
Total utility net revenues	107.6	107.5	0.1
Operation and maintenance	71.3	73.1	(1.8)
Depreciation and amortization	23.5	24.6	(1.1)
General taxes and other assessments	12.7	12.0	0.7
Operating income (loss)	0.1	(2.2)	2.3
Other income (expense) — net, including preferred stock dividends	(0.6)	0.1	(0.7)
Interest expense	8.8	9.5	(0.7)
Income tax expense (benefit)	(5.0)	(5.8)	0.8
Net loss applicable to common stock	$(4.3)	$(5.8)	$1.5

The Regulated Utility segment’s net loss applicable to common stock was $4.3 million for the three months ended June 30, 2013, compared to a net loss of $5.8 million reported for the same period of the prior fiscal year. The comparison primarily reflects: (i) a $5.0 million impairment loss on property in the prior year; (ii) $2.8 million in higher realized margins associated with our asset optimization program; (iii) $1.7 million in net insurance proceeds related to environmental matters; (iv) $1.1 million in higher net revenues related to the growth of more than 11,300 average active customer meters; (v) $0.7 million of favorable effects of changes in natural gas consumption patterns due to shifts in weather patterns and customer conservation and (vi) $0.7 million in rate recovery related to the accelerated pipeline replacement program in Virginia. Partially offsetting these variances were $7.2 million in lower unrealized margins associated with our asset optimization program and $2.2 million in higher employee benefits due to changes in plan assumptions.

Utility Net Revenues. The following table provides the key factors contributing to the changes in the utility net revenues of the Regulated Utility segment between the three months ended June 30, 2013 and 2012.

Composition of Changes in Utility Net Revenues

(In millions)	Increase/ (Decrease)
Customer growth	$1.1
Estimated weather effects	0.7
Natural gas consumption patterns	0.7
Regulatory recovery programs	0.7
Asset optimization:
Realized margins	2.8
Unrealized mark-to-market valuations	(7.2)
Lower-of-cost or market adjustment	(0.1)
Other	1.4
Total	$0.1

Customer growth — Average active customer meters increased by more than 11,300 for the three months ended June 30, 2013 compared to the same period of the prior fiscal year.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Estimated weather effects — Weather, when measured by HDDs, was 0.3% colder and 25.8% warmer than normal for the three months ended June 30, 2013 and 2012, respectively. Washington Gas has a weather protection strategy that is designed to neutralize the estimated financial effects of variations from normal weather on net income (refer to the section entitled “Weather Risk” for further discussion of our weather protection strategy). Washington Gas executed heating degree day derivative contracts to manage its exposure to variations from normal weather in the District of Columbia. Changes in the fair value of these derivatives are reflected in operation and maintenance expenses and offset the benefits reflected above.

Natural gas consumption patterns — The variance in net revenues reflects the changes in natural gas consumption patterns. These changes may be affected by shifts in weather patterns in which customer heating usage may not correlate highly with average historical levels of usage per heating degree days that occur. Natural gas consumption patterns may also be affected by non-weather related factors such as customer conservation.

Regulatory recovery programs — Revenues increased related to the return on investment and recovery of costs associated with an accelerated pipeline replacement program in Virginia and a targeted mechanically coupled pipe replacement and encapsulation program in the District of Columbia.

Asset optimization — We recorded net unrealized losses associated with our energy-related derivatives of $4.6 million for the three months ended June 30, 2013, compared to unrealized gains of $2.6 million reported for the same period of the prior fiscal year. When these derivatives settle, any unrealized amounts will ultimately reverse and Washington Gas will realize margins in combination with related transactions that these derivatives economically hedge. Washington Gas recorded no lower-of-cost or market adjustments related to its storage gas inventory during the three months ended June 30, 2013. Washington Gas recorded a $0.1 million reversal of a prior period lower-of-cost or market write down associated with storage capacity assets during the three months ended June 30, 2012. Refer to the section entitled “Market Risk—Price Risk Related to the Regulated Utility Segment” for further discussion of our asset optimization program.

Operation and Maintenance Expenses. The following table provides the key factors contributing to the changes in operation and maintenance expenses of the Regulated Utility for the three months ended June 30, 2013 and 2012.

Composition of Changes in Operation and Maintenance Expenses

(In millions)	Increase/ (Decrease)
Employee benefits	$2.2
Operation, engineering, compliance and safety	1.8
Net insurance proceeds	(1.7)
Impairment loss on Springfield Operations Center	(5.0)
Other operating expenses	0.9
Total	$(1.8)

Employee benefits — The increase in employee benefits expense reflects higher pension expense, partially offset by lower other post-retirement benefits expense primarily due to changes in the discount rate and other plan assumptions used to measure the benefit obligation.

Operation, engineering, compliance and safety — Washington Gas incurred higher repair costs for the three months ended June 30, 2013 than for the same period in the previous year.

Net insurance proceeds — Washington Gas received proceeds from an environmental insurance policy for past and future claims, partially offset by costs associated with environmental claims and regulatory sharing.

Impairment loss on Springfield Operations Center — On June 30, 2012, Washington Gas incurred a $5.0 million impairment loss on a previous operations facility by reducing the carrying amount of $29.9 million down to its fair value of $24.9 million. There were no impairment indications identified for the three months ended June 30, 2013.

Depreciation and Amortization. The decrease of $1.1 million in depreciation and amortization reflects lower rates in the District of Columbia and a true up of amortization expense.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Retail Energy-Marketing

The following table depicts the Retail Energy-Marketing segment’s operating results along with selected statistical data.

Retail Energy-Marketing Financial and Statistical Data

	Three Months Ended June 30,		Increase /
	2013	2012	(Decrease)
Operating Results (In millions)
Gross margins:
Operating revenues	$291.5	$272.4	$19.1
Less: Cost of energy	282.3	224.4	57.9
Revenue taxes	1.6	1.4	0.2
Total gross margins	7.6	46.6	(39.0)
Operation expenses	13.6	13.3	0.3
Depreciation and amortization	0.2	0.2	—
General taxes and other assessments	1.2	0.8	0.4
Operating income (loss)	(7.4)	32.3	(39.7)
Interest expense	(0.2)	(0.1)	(0.1)
Income tax expense (benefit)	(3.0)	12.7	(15.7)
Net income (loss)	$(4.2)	$19.7	$(23.9)

Analysis of gross margins (In millions)
Natural gas
Realized margins	$11.8	$12.2	$(0.4)
Unrealized mark-to-market gains (losses)	(15.3)	8.5	(23.8)
Total gross margins — natural gas	(3.5)	20.7	(24.2)
Electricity
Realized margins	13.4	16.5	(3.1)
Unrealized mark-to-market gains (losses)	(2.2)	9.4	(11.6)
Total gross margins — electricity	11.2	25.9	(14.7)
Total gross margins	$7.7	$46.6	$(38.9)

Other Retail Energy-Marketing Statistics
Natural gas
Therm sales (millions of therms)	99.5	96.8	2.7
Number of customers (end of period)	168,600	180,900	(12,300)
Electricity
Electricity sales (millions of kWhs)	3,013.0	2,991.3	21.7
Number of accounts (end of period)	178,200	202,200	(24,000)

The Retail Energy-Marketing segment reported a net loss of $4.2 million for the three months ended June 30, 2013, compared to net income of $19.7 million reported for the same period of the prior fiscal year.

The decrease in net income primarily reflects lower gross margins from natural gas and electric sales. Period-to-period comparisons of quarterly gross margins for this segment can vary significantly and are not necessarily representative of expected annualized results.

Gross margins from natural gas sales decreased by $24.2 million for the three months ended June 30, 2013, compared to the same period in the prior fiscal year. This comparison is comprised of an unfavorable change of $0.4 million attributed to higher purchase cost of natural gas resulting from lower unit margins on storage gas withdrawals along with the increase of $23.8 million in unrealized mark-to-market losses resulting from fluctuating market prices in the current quarter versus the same quarter of the prior year.

Gross margins from electric sales decreased by $14.7 million for the three months ended June 30, 2013, compared to the same period of the prior fiscal year. This comparison reflects lower realized electric retail margins of $3.1 million compared to the same quarter in the prior year related to higher supply charges from the regional power grid operator, PJM and an increase of $11.6 million in unrealized mark-to-market losses due to fluctuating market prices.

Operating expenses in the three month period were higher due to higher accruals for costs associated with a change in benefit plans and an increase in customer acquisition costs.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Commercial Energy Systems

For the quarter ended June 30, 2013, the commercial energy systems segment reported net income of $0.3 million, compared to $0.7 million for the same quarter of the prior fiscal year. Net income for the quarter declined due to lower income from government agency customers and a true up of revenues recognized from the sale of renewable energy credits.

Wholesale Energy Solutions

The Wholesale Energy Solutions segment reported net income of $1.1 million for the three months ended June 30, 2013, compared to a net loss of $6.0 million reported for the same period of the prior fiscal year. Net income was higher in the current period due to an increase in unrealized gains on derivative instruments and higher gross margins, partially offset by an increase in lower-of-cost or market adjustments on inventory, compressed storage spreads and higher operation and maintenance expenses as a result of new storage arrangements and consulting fees related to the investment in the Constitution Pipeline.

Other Non-Utility

Transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our four operating segments, are aggregated as “Other Activities” and included as part of non-utility operations. Results from our other non-utility activities reflect net losses of $2.9 million for the three months ended June 30, 2013, compared to net losses of $1.1 million reported for the same period of the prior fiscal year. The comparison for the period reflects our corporate branding initiative costs and an increase in our on-going business development activities as well as the timing of certain intercompany tax allocations.

RESULTS OF OPERATIONS — Nine months ended June 30, 2013 vs. June 30, 2012

Summary Results

WGL Holdings reported net income applicable to common stock of $131.9 million, or $2.55 per share, for the nine months ended June 30, 2013 compared to $132.1 million, or $2.56 per share, reported for the same period of the prior fiscal year.

The following table summarizes our net income (loss) applicable to common stock by operating segment for the nine months ended June 30, 2013 and 2012.

Net Income (Loss) by Operating Segment

	Nine Months Ended June 30,		Increase/
(In millions)	2013	2012	(Decrease)
Regulated Utility	$111.5	$110.9	$0.6
Non-utility operations:
Retail Energy-Marketing	30.5	25.0	5.5
Commercial Energy Systems	1.9	1.5	0.4
Wholesale Energy Solutions	(7.0)	(3.4)	(3.6)
Other Activities	(5.0)	(1.9)	(3.1)
Total non-utility	20.4	21.2	(0.8)
Net income applicable to common stock	$131.9	$132.1	$(0.2)

EARNINGS PER AVERAGE COMMON SHARE
Basic	$2.55	$2.56	$(0.01)
Diluted	$2.55	$2.56	$(0.01)

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Regulated Utility Operating Results

The following table summarizes the Regulated Utility segment’s operating results for the nine months ended June 30, 2013 and 2012.

Regulated Utility Operating Results

	Nine Months Ended June 30,		Increase/
(In millions)	2013	2012	(Decrease)
Utility net revenues:
Operating revenues	$1,072.6	$1,006.6	$66.0
Less: Cost of gas	463.4	404.2	59.2
Revenue taxes	71.6	63.9	7.7
Total utility net revenues	537.6	538.5	(0.9)
Operation and maintenance	212.8	208.2	4.6
Depreciation and amortization	75.3	72.2	3.1
General taxes and other assessments	42.0	39.8	2.2
Operating income	207.5	218.3	(10.8)
Other income (expenses) — net, including preferred stock dividends	(0.9)	1.2	(2.1)
Interest expense	26.8	28.6	(1.8)
Income tax expense	68.3	80.0	(11.7)
Net income	$111.5	$110.9	$0.6

The Regulated Utility segment’s net income applicable to common stock was $111.5 million for the nine months ended June 30, 2013 compared to $110.9 million for the same period of the prior fiscal year. The increase in net income primarily reflects: (i) $7.1 million in lower income taxes due to a decrease in the effective tax rate driven by the write-off of regulatory assets related to the tax effect of Medicare Part D in 2012; (ii) a $5.0 million impairment loss on property in the prior year; (iii) $3.3 million in higher net revenues attributed to the warm weather impacts of 2012 that were in excess of our weather protection program provisions; (iv) $3.2 million in higher net revenues related to the growth of more than 10,800 average customer meters; (v) $3.0 million in favorable effects of changes in natural gas consumption patterns in the District of Columbia; (vi) $1.8 million in higher realized margins associated with our asset optimization program; (vii) $1.8 million in lower interest expense due to lower balances of outstanding long-term debt; (viii) $1.7 million in higher revenues due to the timing of rate relief in Maryland; (ix) $1.7 million in net insurance proceeds related to environmental matters and (x) $1.7 million in lower bad debt expense due to a reduction in customer delinquencies and charge-offs.

Partially offsetting these favorable variances were: (i) $23.4 million in lower unrealized margins associated with our asset optimization program; (ii) $6.3 million in higher employee and post-retirement benefit obligations due to changes in the discount rate and other plan assumptions; (iii) $4.8 million in higher depreciation expense due to the growth in our investment in utility plant and (iv) a $2.7 million decrease in the recovery of carrying costs on lower average storage gas inventory balances.

Utility Net Revenues. The following table provides the key factors contributing to the changes in the utility net revenues of the Regulated Utility segment between the nine months ended June 30, 2013 and 2012.

Composition of Changes in Utility Net Revenues

(In millions)	Increase / (Decrease)
Estimated weather effects	$9.5
Customer growth	3.2
Natural gas consumption patterns	3.0
Timing of rate relief in Maryland	1.7
Gas Administrative Charge	1.7
Regulatory recovery programs	1.4
Storage carrying costs	(2.7)
Asset optimization:
Realized margins	1.8
Unrealized mark-to-market valuations	(23.4)
Lower-of-cost or market adjustment	1.5
Other	1.4
Total	$(0.9)

Estimated weather effects — Weather, when measured by HDDs, was 0.1% warmer and 19.9% warmer than normal for the nine months ended June 30, 2013 and 2012, respectively. Washington Gas has a weather protection strategy that is designed to neutralize the estimated financial effects of variations from normal weather on net income (refer to the section entitled “Weather Risk” for

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

further discussion of our weather protection strategy). Washington Gas executed heating degree day derivative contracts to manage its exposure to variations from normal weather in the District of Columbia. Changes in the fair value of this derivative are reflected in operation and maintenance expenses and offset the benefits reflected above.

Customer growth — Average active customer meters increased by more than 10,800 for the nine months ended June 30, 2013 compared to the same period of the prior fiscal year.

Natural gas consumption patterns — The variance in net revenues reflects the changes in natural gas consumption patterns. These changes may be affected by shifts in weather patterns in which customer heating usage may not correlate highly with average historical levels of usage per heating degree days that occur. Natural gas consumption patterns may also be affected by non-weather related factors such as customer conservation.

Timing of rate relief in Maryland — New higher base rates in Maryland were effective November 14, 2011 thereby creating a favorable variance of $1.7 million this year compared to the same period of the prior fiscal year.

Gas Administrative Charge (GAC) — GAC represents a regulatory mechanism in all jurisdictions that provides for recovery of uncollectible accounts expense related to changes in gas costs. The higher recoveries reflect GAC rate changes and/or volumetric changes in throughput as a result of weather variability in Maryland, Virginia and the District of Columbia. The related uncollectible accounts expense is included in operation and maintenance expenses.

Regulatory recovery programs — Revenues increased related to the return on investment and recovery of costs associated with an accelerated pipeline replacement program in Virginia and a targeted mechanically coupled pipe replacement and encapsulation program in the District of Columbia.

Storage carrying costs — Each jurisdiction provides for the recovery of carrying costs based on the pre-tax cost of capital, multiplied by the monthly average balance of storage gas inventory. The nine month comparison reflects lower average storage gas inventory investment balances primarily due to reduced inventory levels based on colder weather in the current period compared to the same period of the prior fiscal year.

Asset optimization — We recorded unrealized losses associated with our energy-related derivatives of $19.2 million for the nine months ended June 30, 2013 compared to net unrealized gains of $4.2 million for the same period of 2012. When these derivatives settle, any unrealized amounts will ultimately be reversed, and Washington Gas will realize margins in combination with the related transactions that these derivatives economically hedge. Washington Gas recorded no lower-of-cost or market adjustments related to its storage gas inventory during the nine months ended June 30, 2013. There were $1.5 million of lower-of-cost or market adjustments during the nine months ended June 30, 2012. (Refer to the section entitled “Market Risk—Price Risk Related to the Regulated Utility Segment” for a further discussion of our asset optimization program).

Operation and Maintenance Expenses. The following table provides the key factors contributing to the changes in operation and maintenance expenses of the Regulated Utility for the nine months ended June 30, 2013 compared to the same period in 2012.

Composition of Changes in Operation and Maintenance Expenses

(In millions)	Increase/ (Decrease)
Employee benefits	$6.3
Weather derivative benefits:
Loss	6.2
Premium costs and fair value effects	0.4
Uncollectible accounts	(1.7)
Impairment loss on Springfield Operations Center	(5.0)
Other operating expenses	(1.6)
Total	$4.6

Employee benefits — The increase in employee benefits expense reflects higher pension expense, partially offset by lower other post-retirement benefits expense primarily due to changes in the discount rate and other plan assumptions used to measure the benefit obligation.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Weather derivative benefits — The effects of hedging variations from normal weather in the District of Columbia for the nine months ended June 30, 2013 and 2012 are recorded to operation and maintenance expense. Washington Gas recorded a gain of $0.2 million and $6.4 million as a result of warmer-than-normal weather in the nine months ended June 30, 2013 and 2012. In addition, net premiums received related to the weather derivatives were higher due to market expectations of weather.

Uncollectible accounts — The decrease in uncollectible accounts is due to a reduction in customer delinquencies and charge-offs.

Impairment loss on Springfield Operations Center — In June 30, 2012, Washington Gas incurred a $5.0 million impairment loss on a previous operations facility by reducing the carrying amount of $29.9 million down to its fair value of $24.9 million. There were no impairment indications identified for the nine months ended June 30, 2013.

Depreciation and Amortization — The increase of $3.1 million in depreciation and amortization is primarily attributed to growth in our investment in utility plant.

Retail Energy-Marketing

The following table depicts the Retail Energy-Marketing segment’s operating results along with selected statistical data.

Retail-Energy Marketing Financial and Statistical Data

	Nine Months Ended June 30,		Increase /
	2013	2012	(Decrease)
Operating Results (In millions)
Gross margins:
Operating revenues	$984.4	$977.3	$7.1
Less: Cost of energy	889.8	887.8	2.0
Revenue taxes	4.9	4.1	0.8
Total gross margins	89.7	85.4	4.3
Operation expenses	36.6	40.7	(4.1)
Depreciation and amortization	0.5	0.6	(0.1)
General taxes and other assessments — other	3.0	2.8	0.2
Operating income	49.6	41.3	8.3
Other income — net	0.2	—	0.2
Income tax expense	19.3	16.3	3.0
Net income	$30.5	$25.0	$5.5

Analysis of gross margins (In millions)
Natural gas
Realized margins	$34.7	$30.1	$4.6
Unrealized mark-to-market gains (losses)	(5.5)	0.8	(6.3)
Total gross margins — natural gas	29.2	30.9	(1.7)
Electricity
Realized margins	53.5	59.2	(5.7)
Unrealized mark-to-market gains (losses)	7.1	(4.7)	11.8
Total gross margins — electricity	60.6	54.5	6.1
Total gross margins	$89.8	$85.4	$4.4

Other Retail-Energy Marketing Statistics
Natural gas
Therm sales (millions of therms)	630.5	529.1	101.4
Number of customers (end of period)	168,600	180,900	(12,300)
Electricity
Electricity sales (millions of kWhs)	8,861.6	8,400.2	461.4
Number of accounts (end of period)	178,200	202,200	(24,000)

The Retail Energy-Marketing segment reported net income of $30.5 million for the nine months ended June 30, 2013, compared to net income of $25.0 million reported for the same period of the prior fiscal year.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

The increase in net income primarily reflects higher gross margins from electric sales. Period-to-period comparisons of gross margins for this segment can vary significantly and are not necessarily representative of expected annualized results.

Gross margins from natural gas sales decreased $1.7 million in the nine months ended June 30, 2013 compared to the same period of the prior fiscal year. This comparison is primarily due to an unfavorable change in unrealized mark-to-market margins on energy-related derivatives of $6.3 million resulting from fluctuating market prices partially offset by $4.6 million in higher realized margins attributable to higher sales volumes due to colder weather, higher unit margins on portfolio optimization activity and favorable price and timing conditions in the current period versus the same period of the prior year.

Gross margins from electric sales increased $6.1 million in the nine months ended June 30, 2013 compared to the same period of the prior year. This comparison reflects an $11.8 million change in unrealized mark-to-market margins on energy-related derivatives from fluctuating market prices partially offset by $5.7 million in lower realized margins attributable to different patterns of annual margin recognition in the current period versus the same period of the prior year and higher overall supply charges from PJM.

Operating expenses in the nine month period declined primarily due to lower customer acquisition expenses and lower costs from Purchase of Receivable (POR) programs in the Maryland and Pennsylvania utility territories.

Commercial Energy Systems

The Commercial Energy Systems segment reported net income of $1.9 million for the nine months ended June 30, 2013, compared to net income of $1.5 million reported for the same period of fiscal year 2012. This increase is due to higher revenue from commercial solar projects and higher returns from investments in our alternative energy assets partially offset by lower project work for government agency customers.

Wholesale Energy Solutions

The Wholesale Energy Solutions segment reported a net loss of $7.0 million for the nine months ended June 30, 2013, compared to a net loss of $3.4 million reported for the same period of the prior fiscal year. This decrease is primarily due to unrealized losses on derivative instruments, compressed storage spreads and higher operation and maintenance expense as a result of new storage arrangements and consulting fees related to the investment in the Constitution Pipeline.

Other Non-Utility

Transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our four operating segments, are aggregated as “Other Activities” and included as part of non-utility operations. Results from our other non-utility activities reflect net losses of $5.0 million and $1.9 million for the nine months ended June 30, 2013 and 2012, respectively. The comparison reflects our corporate branding initiative costs and an increase in our on-going business development activities as well as the timing of certain intercompany tax allocations.

LIQUIDITY AND CAPITAL RESOURCES

General Factors Affecting Liquidity

Access to short-term debt markets is necessary in order to maintain satisfactory liquidity to operate our businesses on a near-term basis. Our most significant short-term financing requirements include the acquisition of natural gas, electricity and pipeline capacity, and the need to finance accounts receivable and storage gas inventory. The need for long-term capital is driven primarily by capital expenditures and maturities of long-term debt.

Our ability to obtain adequate and cost effective financing depends on our credit ratings, the liquidity of financial markets, and investor demand for our securities. Our credit ratings depend largely on the financial performance of our subsidiaries, and a downgrade in our current credit ratings could require us to post additional collateral with our wholesale counterparties and could adversely affect both our borrowing costs and our access to sources of liquidity and capital. Also potentially affecting access to short-term debt capital is the nature of any restrictions that might be placed upon us, such as ratings triggers or requirements to provide creditors with additional support in the event of a determination of insufficient creditworthiness. During the three and nine months ended June 30, 2013, WGL Holdings met its liquidity and capital needs through the retention of earnings and the issuance of commercial paper and common stock. Washington Gas met its liquidity and capital needs through the retention of earnings and the issuance of commercial paper. Both WGL Holdings and Washington Gas believe that they will be able to meet their liquidity and capital needs through fiscal year 2013 through a mixture of operating earnings and issuances of commercial paper.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

We have a goal to maintain our common equity ratio in the mid-50% range of total consolidated capital. The level of this ratio varies during the fiscal year due to the seasonal nature of our business. This seasonality is also evident in the variability of our short-term debt balances, which are typically higher in the fall and winter months and substantially lower in the spring when a significant portion of our current assets are converted into cash at the end of the heating season. Accomplishing this capital structure objective and maintaining sufficient cash flow are necessary to maintain attractive credit ratings for WGL Holdings and Washington Gas, and to allow access to capital at reasonable costs. As of June 30, 2013, total consolidated capitalization, including current maturities of long-term debt and excluding notes payable, comprised 68.5% common equity, 1.4% preferred stock and 30.0% long-term debt. Our cash flow requirements and our ability to provide satisfactory resources to meet those requirements are primarily influenced by the activities of Washington Gas and WGEServices and, to a lesser extent, other non-utility operations.

Our plans provide for sufficient liquidity to satisfy our financial obligations. At June 30, 2013, we had no restrictions on our cash balances or retained earnings that would affect the payment of common or preferred stock dividends by either WGL Holdings or Washington Gas.

Short-Term Cash Requirements and Related Financing

Washington Gas’ business is weather sensitive and seasonal, causing short-term cash requirements to vary significantly during the year. Approximately 77% of the total therms delivered in Washington Gas’ service area (excluding deliveries to two electric generation facilities) occurred during the first and second fiscal quarters. Accordingly, Washington Gas typically earns more net income in the first six months of the fiscal year than it does for the entire fiscal year.

During the first six months of our fiscal year, Washington Gas’ large sales volumes cause its cash requirements to peak when combined storage inventory, accounts receivable and unbilled revenues are at their highest levels. During the last six months of our fiscal year, after the heating season, Washington Gas will typically experience a seasonal net loss due to reduced demand for natural gas. During this period, large amounts of Washington Gas’ current assets are converted to cash, which Washington Gas generally uses to reduce and sometimes eliminate short-term debt and to acquire storage gas for the next heating season.

Washington Gas, WGEServices and CEV have seasonal short-term cash requirements to fund the purchase of storage gas inventory in advance of the winter heating periods when a large portion of the storage gas is sold. At June 30, 2013 and September 30, 2012, Washington Gas had balances in gas storage of $107.6 million and $114.5 million, respectively; WGEServices had balances in gas storage of $26.7 million and $46.8 million, respectively, and CEV had balances in gas storage of $172.6 million and $122.9 million, respectively. Washington Gas collects the cost of gas under cost recovery mechanisms approved by its regulators. WGEServices collects revenues that are designed to reimburse commodity costs used to supply their retail customer and wholesale counterparty contracts. Variations in the timing of cash receipts from customers under these collection methods can significantly affect short-term cash requirements. In addition, Washington Gas and WGEServices pay their respective commodity suppliers before collecting the accounts receivable balances resulting from these sales. WGEServices and CEV derive their funding to finance these activities from short-term debt issued by WGL Holdings. Additionally, Washington Gas, WGEServices and CEV may be required to post cash collateral for certain purchases. WGEServices and CEV may be required to provide parent guarantees from WGL Holdings for certain transactions.

Variations in the timing of collections of gas costs under Washington Gas’ gas cost recovery mechanisms can significantly affect short-term cash requirements. At June 30, 2013 and September 30, 2012, Washington Gas had a net $2.8 million over-collection and $11.7 million in under-collection of unrecovered gas costs, respectively, reflected in current assets/liabilities as gas costs due from/to customers related to the most recent twelve month gas cost recovery cycle ended August 31 of each year. Most of this balance will be collected from customers in fiscal year 2013. Amounts under-collected or over-collected that are generated during the current gas cost recovery cycle are deferred as a regulatory asset or liability on the balance sheet until September 1 of each year, at which time the accumulated amount is transferred to gas costs due from/to customers as appropriate. At June 30, 2013 and September 30, 2012, Washington Gas had a net regulatory asset of $0.2 million and $20.2 million, respectively, related to the current gas recovery cycle.

WGL Holdings and Washington Gas utilize short-term debt in the form of commercial paper or unsecured short-term bank loans to fund seasonal cash requirements. Our policy is to maintain back-up bank credit facilities in an amount equal to or greater than our expected maximum commercial paper position. Bank credit balances available to WGL Holdings and Washington Gas net of commercial paper balances were $292.1 million and $343.5 million at June 30, 2013 and $301.1 million and $251.2 million at September 30, 2012, respectively. The credit facility for WGL Holdings permits it to borrow up to $450.0 million, and further permits, with the banks’ approval, additional borrowings of $100.0 million for a maximum potential total of $550.0 million. The credit facility for Washington Gas permits it to borrow up to $350.0 million, and further permits, with the banks’ approval, additional borrowings of $100.0 million for a maximum potential total of $450.0 million. The interest rate on loans made under each of the credit facilities will be a fluctuating rate per annum that will be set using certain parameters at the time each loan is made. These credit agreements provide for a term of five years and expire on April 3, 2017. The credit agreements each have two one-year extension options. Refer to Note 3—Short-Term Debt of the Notes to the Consolidated Financial Statements for further information.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

To manage credit risk, Washington Gas, WGEServices and CEV may require certain customers and suppliers to provide deposits, which are reported as current liabilities in “Customer deposits and advance payments,” in the accompanying balance sheets. At June 30, 2013 and September 30, 2012, “Customer deposits and advance payments” totaled $55.1 million and $89.3 million, respectively. For both periods, almost all of these deposits were from Washington Gas customers.

For Washington Gas, deposits from customers may be refunded at various times throughout the year based on the customer’s payment habits. At the same time, other customers make new deposits that cause the balance of customer deposits to remain relatively steady. There are no restrictions on Washington Gas’ use of these customer deposits. Washington Gas pays interest to its customers on these deposits in accordance with the requirements of its regulatory commissions.

For WGEServices and CEV, deposits typically represent collateral for transactions with wholesale counterparties. These deposits may be reduced, repaid or increased at any time based on the current value of WGEServices’ or CEV’s net position with the counterparty. Currently, there are no restrictions on the use of deposited funds and interest is paid to the counterparty on these deposits in accordance with its contractual obligations. Refer to the section entitled “Credit Risk” for further discussion of our management of credit risk.

Long-Term Cash Requirements and Related Financing

The primary drivers of our long-term cash requirements include capital expenditures, long-term debt maturities, and decisions to refinance long-term debt. Our capital expenditures primarily relate to adding new utility customers and system supply as well as maintaining the safety and reliability of Washington Gas’ distribution system. Refer to our 2012 Annual Report for a discussion of our long-term debt maturities and capital expenditures.

At June 30, 2013, Washington Gas had the capacity under a shelf registration to issue up to $450.0 million of MTNs. Washington Gas has authority from its regulators to issue other forms of debt, including private placements.

We are exposed to interest-rate risk associated with our debt financing. Prior to issuing long-term debt, Washington Gas may utilize derivative instruments to minimize its exposure to the risk of interest-rate volatility. Refer to the section entitled “Interest-Rate Risk” included in Management’s Discussion for further discussion of our interest-rate risk management activity.

Security Ratings

The table below reflects the current credit ratings for the outstanding debt instruments of WGL Holdings and Washington Gas. Changes in credit ratings may affect WGL Holdings’ and Washington Gas’ cost of short-term and long-term debt and their access to the capital markets. A security rating is not a recommendation to buy, sell or hold securities. The rating may be subject to revision or withdrawal at any time by the assigning rating organization and each rating should be evaluated independently of any other rating.

Credit Ratings for Outstanding Debt Instruments

	WGL Holdings		Washington Gas
Rating Service	Unsecured Medium-Term Notes (Indicative)(a)	Commercial Paper	Unsecured Medium- Term Notes	Commercial Paper
Fitch Ratings(b)	A+	F1	AA–	F1
Moody’s Investors Service(c)	Not Rated	P-2	A2	P-1
Standard & Poor’s Ratings Services(d)	A+	A-1	A+	A-1

(a)	Indicates the ratings that may be applicable if WGL Holdings were to issue unsecured MTNs.
(b)	The long-term debt ratings outlook issued by Fitch Ratings for WGL Holdings and Washington Gas is stable.
(c)	The long-term debt ratings outlook issued by Moody’s Investors Service for Washington Gas is stable.
(d)	On October 5, 2012, Fitch lowered the commercial paper rating of Washington Gas from F1+ to F1 in adherence to changes in short-term rating criteria for non-financial corporate issuers.

Ratings Triggers and Certain Debt Covenants

WGL Holdings and Washington Gas incur credit facility fees which in some cases are based on the long-term debt ratings of Washington Gas. In the event that the long-term debt of Washington Gas is downgraded below certain levels, WGL Holdings and Washington Gas would be required to pay higher fees. There are five different levels of fees. The credit facility for WGL Holdings defines its applicable fee level as one level below the level applicable to Washington Gas. Under the terms of the credit facilities, the lowest level facility fee is 6.0 basis points and the highest is 17.5 basis points.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Under the terms of WGL Holdings’ and Washington Gas’ credit agreements, the ratio of consolidated financial indebtedness to consolidated total capitalization cannot exceed 0.65 to 1.0 (65.0%). In addition, WGL Holdings and Washington Gas are required to inform lenders of changes in corporate existence, financial conditions, litigation, and environmental warranties that might have a material effect on debt ratings. The failure to inform the lenders’ agent of material changes in these areas might constitute default under the agreements. Additionally, failure to pay principal or interest on any other indebtedness may be deemed a default under our credit agreements. A default, if not remedied, may lead to a suspension of further loans and/or acceleration in which obligations become immediately due and payable. At June 30, 2013, we were in compliance with all of the covenants under our revolving credit facilities.

For certain of Washington Gas’ natural gas purchase and pipeline capacity agreements, if the long-term debt of Washington Gas is downgraded to or below the lower of a BBB- rating by Standard & Poor’s or a Baa3 rating by Moody’s Investors Service, or if Washington Gas is deemed by a counterparty not to be creditworthy, then the counterparty may withhold service or deliveries, or may require additional credit support. For certain other agreements, if the counterparty’s credit exposure to Washington Gas exceeds a contractually defined threshold amount, or if Washington Gas’ credit rating declines by a certain rating level, then the counterparty may require additional credit support. At June 30, 2013, Washington Gas would not be required to provide additional credit support by these arrangements if its long-term credit rating was to be downgraded by one rating level.

WGL Holdings guarantees payments for certain purchases of natural gas and electricity on behalf of WGEServices and CEV (refer to our 2012 Annual Report for a further discussion of these guarantees). If the credit rating of WGL Holdings declines, WGEServices and CEV may be required to provide additional credit support for these purchase contracts. At June 30, 2013, if the long-term credit rating of WGL Holdings was to be downgraded by one rating level, no additional credit support would be required.

Cash Flows Provided by Operating Activities

The primary drivers for our operating cash flows are cash payments received from natural gas and electricity customers, offset by our payments for natural gas and electricity costs, operation and maintenance expenses, taxes and interest costs.

Net cash provided by operating activities totaled $386.4 million for the nine months ended June 30, 2013. Net cash provided by operating activities reflects net income before preferred stock dividends, as adjusted for non-cash earnings and charges and changes in working capital including:

•	Other prepayments decreased $52.5 million. This change is driven a decreased tax position based on an increase of taxable income.

•

Accounts receivable and unbilled revenues—net increased $36.9 million from September 30, 2012, primarily due to increased sales volumes to customers during the three months ended June 30, 2013 compared to the three months ending September 30, 2012 and increased sales volumes associated with Washington Gas’ asset optimization program.

•	Deferred assets—other decreased $44.1 million primarily related to a decrease in market value and settlement of derivative assets.

•	Accounts payable and other accrued liabilities increased $40.0 million, due to a seasonal increase in the volumes of natural gas purchases and increased trading activity in CEV.

•	Storage gas—increased $23.9 million from September 30, 2012, primarily due to higher volumes purchased and a rate increase as a result of higher average inventory pricing.

•	Gas costs and other regulatory assets/liabilities—net decreased $20.0 million. This change is driven by an decrease in gas costs due from customers.

Cash Flows Used in Financing Activities

Cash flows used in financing activities totaled $141.2 million for the nine months ended June 30, 2013, reflecting the repayment of $83.3 million of notes payable and dividends on common and preferred stock of $60.1 million.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Cash Flows Used in Investing Activities

During the nine months ended June 30, 2013, cash flows used in investing activities totaled $247.6 million, which primarily consists of capital expenditures made on behalf of Washington Gas. In addition, investing activities also reflects additional investments in commercial Solar Photovoltaic (Solar PV) facilities, a partnership and other financing vehicles to directly fund residential Solar PV facilities.

CONTRACTUAL OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS AND OTHER COMMERCIAL COMMITMENTS

Contractual Obligations

We have certain contractual obligations incurred in the normal course of business that require us to make fixed and determinable payments in the future. These commitments include long-term debt, lease obligations, unconditional purchase obligations for pipeline capacity, transportation and storage services, certain natural gas and electricity commodity commitments and our commitments related to the business process outsourcing program.

Reference is made to the “Contractual Obligations, Off-Balance Sheet Arrangements and Other Commercial Commitments” section of Management’s Discussion in our 2012 Annual Report. Note 4 of the Notes to Consolidated Financial Statements in our 2012 Annual Report includes a discussion of long-term debt, including debt maturities. Note 13 of the Notes to Consolidated Financial Statements in our 2012 Annual Report reflects information about the various contracts of Washington Gas, WGEServices and CEV. Additionally, refer to Note 12 of the Notes to Consolidated Financial Statements in this quarterly report.

There have been no significant changes to contractual obligations in the nine month period ended June 30, 2013.

Construction Project Financing

To fund certain of its construction projects, Washington Gas enters into financing arrangements with third party lenders. As part of these financing arrangements, Washington Gas’ customers agree to make principal and interest payments over a period of time, typically beginning after the projects are completed. Washington Gas assigns these customer payment streams to the lender. As the lender funds the construction project, Washington Gas establishes a receivable representing its customers’ obligations to remit principal and interest and a long-term payable to the lender. When these projects are formally “accepted” by the customer as completed, Washington Gas transfers the ownership of the receivable to the lender and removes both the receivable and the long-term financing from its financial statements. As of June 30, 2013 and September 30, 2012, work on these construction projects that was not completed or accepted by customers was valued at $6.7 million and $6.2 million, respectively. These amounts are recorded on the balance sheet as a receivable in “Deferred Charges and Other Assets—Other” with the corresponding long-term obligation to the lender in “Long-term debt.” At any time before these contracts are accepted by the customer, should there be a contract default, such as, among other things, a delay in completing the project, the lender may call on Washington Gas to fund the unpaid principal in exchange for which Washington Gas would receive the right to the stream of payments from the customer. Construction projects are financed primarily for government agencies, which Washington Gas considers to have minimal credit risk. Based on this assessment and previous collection experience, Washington Gas did not record a corresponding reserve for bad debts related to these receivables at June 30, 2013 or September 30, 2012.

Financial Guarantees

WGL Holdings guarantees payments primarily for certain purchases of natural gas and electricity on behalf of WGEServices and for certain purchase commitments of CEV and on behalf of other non affiliated parties for its banking. At June 30, 2013, these guarantees totaled $313.8 million, $186.4 million and $2.1 million for WGEServices, CEV and other non affiliated parties, respectively. The amount of such guarantees is periodically adjusted to reflect changes in the level of financial exposure related to these purchase commitments. We also receive financial guarantees or other collateral from counterparties when required by our credit policy (refer to the section entitled “Credit Risk” for a further discussion of our credit policy). WGL Holdings also issued guarantees totaling $4.9 million at June 30, 2013 on behalf of certain of our non-utility subsidiaries associated with their banking transactions and infrastructure contracts. Of the $507.2 million total, $5.5 million of guarantees expired in July 2013 and $6.0 million is due to expire in October 2013. The remaining guarantees do not have specific maturity dates. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations created under the guarantees prior to the effective date of the cancellation.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Chillum LNG Facility

To meet customer’s forecasted peak demand for natural gas, Washington Gas had incorporated in its plans the construction of a proposed one billion cubic foot LNG storage facility at the Chillum station on land owned by Washington Gas in Chillum, Maryland (the LNG Facility), where natural gas storage facilities previously existed. The Engineering Division of the PSC of MD confirmed an analysis that had been presented by Washington Gas and found the proposed LNG Facility to be safely sited.

In 2006, the District Council of Prince George’s County, Maryland denied Washington Gas’ application for a special zoning exception related to its proposed construction of the LNG Facility because of the District Council’s position that newly enacted zoning restrictions prohibit such construction. Washington Gas appealed this decision to the Prince George’s County Circuit Court (the Circuit Court); however, the case was subsequently redirected to the administrative process of the District Council by the Circuit Court.

In 2008, Washington Gas filed a Complaint for Declaratory and Injunctive Relief with the United States District Court for the District of Maryland (the U.S. District Court) seeking a declaratory judgment that all local laws relating to safety and location of the facility are preempted by Federal and State law. The U.S. District Court denied Washington Gas’ motion for summary judgment. However, Washington Gas filed an amended complaint. On March 9, 2012, the U.S. District Court issued an order and memorandum opinion that denied Washington Gas’ motion for summary judgment. Washington Gas filed a notice of appeal with the U.S. Circuit Court of Appeals for the Fourth Circuit on April 3, 2012. On March 25, 2013, the United States District Court of Appeals for the Fourth Circuit upheld the U.S. District Court’s denial of motion for summary judgment. The court’s mandate went into effect April 16, 2013. No further appeals are planned at this time. Washington Gas must apply for a permit from the County to permit existing non-conforming uses.

To date, Washington Gas has incurred $8.5 million of costs related to the LNG Facility. At March 31, 2013, these costs were reclassified from “Property, Plant and Equipment” to “Deferred Charges and Other Assets-Regulatory assets, Other” in the accompanying balance sheets due to the recoverability of the regulatory asset. Washington Gas is seeking the recovery of these costs in its pending rate case before the PSC of MD.

Washington Gas has contracted for sufficient natural gas supply resources to meet the growing forecasted seasonal and design demand. Washington Gas also has planned system infrastructure improvements to assure adequate capacity to fulfill its franchise obligation to provide safe, adequate and reasonably priced natural gas service to its customers.

Operating Issues Related To Changes In Natural Gas Supply

In fiscal year 2005, Washington Gas began addressing a significant increase in the number of natural gas leaks on its distribution system in a portion of Prince George’s County, Maryland. Natural gas containing a low concentration of heavy hydrocarbons (HHCs) can cause the seals in certain mechanical couplings on the Washington Gas distribution system to shrink increasing the propensity for the coupling to leak. Independent laboratory tests performed on behalf of Washington Gas have shown that, in a laboratory environment, the injection of HHCs into gas with low concentrations of HHC can be effective in offsetting the affect of the low HHC gas on the seals in couplings which increases their sealing force and in turn, reduces the propensity for the affected couplings to leak.

To resolve the significant increase in leaks, Washington Gas replaced gas service lines and replaced or rehabilitated gas mains that contained the affected mechanical couplings in Prince George’s County. Additionally, Washington Gas constructed three facilities to inject HHCs into the gas stream entering the Washington Gas distribution system. Washington Gas has been evaluating the effectiveness of this HHC injection process on the affected couplings under field conditions. Our evaluation of the role of these HHC injections as a preventative and remedial measure was filed in a report to the PSC of MD on June 29, 2007. Washington Gas continues to mitigate the impact of low HHC gas from whatever source through accelerating the replacement of mechanically coupled pipeline and the operation of three HHC injection facilities.

The current forecast for mechanical coupling remediation and replacement work in Virginia includes expenditures of $191.4 million, over a five-year period beginning on January 1, 2013. This represents Washington Gas’ Steps to Advance Virginia’s Energy Plan (SAVE Plan) which the SCC of VA initially approved on April 21, 2011, and for which the SCC of VA approved an amendment on November 15, 2012. For the District of Columbia, the forecast includes the continuation of the December 16, 2009 settlement in the District of Columbia that includes a targeted mechanically coupled pipe replacement and encapsulation program which is now estimated to cost $35.0 million and is expected to take approximately seven years to complete. Rate recovery of the expenditures has been approved by the SCC of VA and the PSC of DC. In Washington Gas’ most recent base rate proceeding in the District of Columbia, the PSC of DC approved continuation of the rate recovery mechanism for the replacement or encapsulation of certain vintage mechanically coupled pipe at the original $28.0 million funding level. Washington Gas’ request for reconsideration of the PSC of DC’s denial of an additional $7.0 million to fund this program is pending review by the PSC of DC. Washington Gas’ request for funding of further pipe replacements under an accelerated pipe replacement program has been deferred pending review of additional filings, as directed in the PSC of DC’s May 15, 2013 opinion and order. Additionally, Washington Gas has budgeted approximately $48.0 million related to a planned five-year mechanically coupled pipe replacement program in Maryland. The accelerated pipe replacement plan in Maryland was proposed as a thirty-year program with $115.0 million to be spent during the first five years.

On May 2, 2013, Maryland Governor Martin J. O’Malley signed into law the Maryland Strategic Infrastructure Development and Enhancement Program (STRIDE). The STRIDE program allows Washington Gas to replace and reinforce its natural gas infrastructure system more rapidly. The STRIDE program provides funding for gas pipeline upgrades through a small surcharge approved by the Maryland Public Service Commission for residential, commercial and industrial customers. The program will reduce costs to utility customers through less frequent base rate cases and lower operational expenses in the future.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Additional operating expenses and capital expenditures may be necessary to contend with leaks caused by increased volumes of low HHC gas flowing into Washington Gas’ distribution system. Such additional operating expenses and capital expenditures may not be timely enough to mitigate the challenges posed by increased volumes of low HHC gas, potentially resulting in leakage from mechanical couplings at a rate that could compromise the safety of our distribution system.

Notwithstanding Washington Gas’ recovery of costs related to the construction of the injection facilities and hexane costs through local regulatory commission action, Washington Gas has pursued and will pursue all remedies available to keep its customers from having to pay more than their appropriate share of the costs of the remediation to maintain the safety of the Washington Gas distribution system.

Commonwealth Pipeline

In February 2012, CEV entered into a joint development agreement with UGI Energy Services, Inc. (UGI) and Inergy Midstream, L.P. (Inergy), to jointly market and develop an interstate pipeline named the Commonwealth Pipeline. The proposed pipeline will consist initially of approximately 120 miles of thirty-inch pipeline extending south from the terminus of Inergy’s Marc I line in Lycoming County, Pennsylvania. The proposed interstate pipeline project is expected to have an initial capacity of 800,000 dekatherms of natural gas per day and is expected to cost approximately $800 million and be funded equally by the three parties. The pipeline is expected to cross and link with a number of interstate pipelines along its route, providing even greater supply diversity to the mid-Atlantic region while simultaneously providing Marcellus and Utica natural gas producers with direct access to expanding markets currently served by legacy interstate pipelines. The new pipeline will provide the central Pennsylvania and Philadelphia metropolitan region markets with direct access to abundant supplies of Marcellus and Utica natural gas through a safe, reliable and cost-effective transportation system. CEV, Inergy and UGI expect to be equal equity holders of the project.

Although the initial response to the non-binding open season was positive, subsequent efforts to convert this response into binding commitments have not initially been successful. The project is currently on hold as CEV monitors evolving market conditions. CEV continues to pursue other opportunities including those in the Marcellus region.

Constitution Pipeline

In May 2013, CEV entered into an equity investment in Constitution Pipeline Company, LLC. The pipeline project is designed to transport at least 650,000 dekatherms of natural gas per day from the Marcellus region in northern Pennsylvania to major northeastern markets. Fully contracted with long-term commitments from established natural gas producers currently operating in Pennsylvania, the pipeline will originate from the Marcellus production areas in Susquehanna County, Pa., and interconnect with the Iroquois Gas Transmission and Tennessee Gas Pipeline systems in Schoharie County, N.Y.

Construction of the pipeline is expected to begin in the third quarter of 2014 and is scheduled to be in service by March 2015. An affiliate of Williams Partners will construct, operate and maintain the new 30-inch, 121-mile long transmission pipeline.

CEV will invest an estimated $68 million in the project for a 10% share in the pipeline venture. CEV joins Williams Partners L.P. (41% share), Cabot Oil and Gas Corporation (25% share) and Piedmont Natural Gas (24% share) in the project.

In June 2013, Constitution Pipeline filed a formal certificate application with Federal Energy Regulatory Commission (FERC), the federal agency charged with the regulation of interstate pipelines.

CREDIT RISK

Wholesale Credit Risk

Certain wholesale suppliers that sell natural gas to any or all of Washington Gas, WGEServices and CEV may have relatively low credit ratings or may not be rated by major credit rating agencies.

Washington Gas enters into transactions with wholesale counterparties for the purpose of meeting firm ratepayer commitments, to optimize the value of its long-term capacity assets, and for hedging natural gas costs. In the event of a counterparty’s failure to deliver contracted volumes of gas or fulfill its payment obligations, Washington Gas may incur losses that would typically be passed through to its sales customers under the purchased gas cost adjustment mechanisms. Washington Gas may be at risk for financial loss to the extent these losses are not passed through to its customers.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

For WGEServices, any failure of wholesale counterparties to deliver natural gas or electricity under existing contracts could cause financial exposure for the difference between the price at which WGEServices has contracted to buy these commodities and their replacement cost from another supplier. To the extent that WGEServices sells natural gas to these wholesale counterparties, WGEServices may be exposed to payment risk if WGEServices is in a net receivable position. Additionally, WGEServices enters into contracts with counterparties to hedge the costs of natural gas and electricity. Depending on the ability of the counterparties to fulfill their commitments, WGEServices could be at risk for financial loss.

CEV enters into transactions with wholesale counterparties to optimize its portfolio of owned and managed natural gas assets. Any failure of wholesale counterparties to deliver natural gas under existing contracts could cause financial exposure for the difference between the price at which CEV has contracted to buy these commodities and their replacement cost. To the extent that CEV sells natural gas to these wholesale counterparties, CEV may be exposed to payment risk if it is in a net receivable position. In addition, CEV enters into contracts with counterparties to hedge the costs of natural gas. Depending on the ability of the counterparties to fulfill their commitments, CEV could be at risk for financial loss.

Washington Gas, WGEServices and CEV operate under an existing credit policy that is designed to mitigate credit risks through requirements for credit enhancements including, but not limited to, letters of credit, parent guarantees and cash collateral when deemed necessary. In accordance with this policy, Washington Gas, WGEServices and CEV have each obtained credit enhancements from certain of their counterparties. If certain counterparties or their guarantors meet the policy’s creditworthiness criteria, Washington Gas, WGEServices and CEV may grant unsecured credit to those counterparties or their guarantors. The creditworthiness of all counterparties is continuously monitored.

Washington Gas, WGEServices and CEV are also subject to the collateral requirements of their counterparties. At June 30, 2013, Washington Gas, WGEServices and CEV provided $1.0 million, $11.1 million and $6.4 million in cash collateral to counterparties, respectively.

The following table provides information on our credit exposure, net of collateral, to wholesale counterparties as of June 30, 2013 for Washington Gas, WGEServices and CEV, separately.

Credit Exposure to Wholesale Counterparties (In millions)

Rating(a)	Exposure Before Credit Collateral(b)	Offsetting Credit Collateral Held(c)	Net Exposure	Number of Counterparties Greater Than 10%(d)	Net Exposure of Counterparties Greater Than 10%
Washington Gas
Investment Grade	$17.4	$—	$17.4	1	$12.5
Non-Investment Grade	4.0	2.4	1.6	1	1.6
No External Ratings	3.1	—	3.1	—	—
WGEServices
Investment Grade	$0.1	$—	$0.1	1	$0.1
Non-Investment Grade	—	—	—	—	—
No External Ratings	—	—	—	—	—
CEV
Investment Grade	$12.9	$—	$12.9	3	$11.9
Non-Investment Grade	—	—	—	—	—
No External Ratings	0.5	—	0.5	—	—

(a)Included in “Investment Grade” are counterparties with a minimum Standard & Poor’s or Moody’s Investor Service rating of BBB- or Baa3, respectively. If a counterparty has provided a guarantee by a higher-rated entity (e.g., its parent), the guarantor’s rating is used in this table.

(b)Includes the net of all open positions on energy-related derivatives subject to mark-to-market accounting requirements, the net receivable/payable for realized transactions and net open positions for contracts designated as normal purchases and normal sales and not recorded on our balance sheet. Amounts due from counterparties are offset by liabilities payable to those counterparties to the extent that legally enforceable netting arrangements are in place.

(c) Represents cash deposits and letters of credit received from counterparties, not adjusted for probability of default.

(d) Using a percentage of the net exposure.

Retail Credit Risk

Washington Gas is exposed to the risk of non-payment of utility bills by certain of its customers. To manage this customer credit risk, Washington Gas may require cash deposits from its high-risk customers to cover payment of their bills until the requirements for

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

the deposit refunds are met. In addition, Washington Gas implemented a POR program as approved by the PSC of MD, whereby it purchases receivables from participating energy marketers at approved discount rates. Under the program, Washington Gas is exposed to the risk of non-payment by the retail customers for these receivables. This risk is factored into the approved discount rate at which Washington Gas purchases the receivables.

WGEServices is also exposed to the risk of non-payment by its retail customers. WGEServices manages this risk by evaluating the credit quality of certain new customers as well as by monitoring collections from existing customers. To the extent necessary, WGEServices can obtain collateral from, or terminate service to, its existing customers based on credit quality criteria. In addition, WGEServices participates in POR programs with certain Maryland and Pennsylvania utilities, whereby it sells its receivables to various utilities at approved discount rates. Under the POR programs, WGEServices is exposed to the risk of non-payment by its retail customers for delivered commodities that have not yet been billed. Once the invoices are billed, however, the associated credit risk is assumed by the purchasing utilities. While participation in POR programs reduce the risk of collection and fixes a discount rate on the receivables, there is a risk that the discount rate paid to participate in the POR program will exceed the actual bad debt expense and billing fees associated with these receivables.

WGESystems is exposed to minimal amounts of retail credit risk associated with solar energy sales under term agreements. WGSW is exposed to secondary credit risk based on its partnership investment where the partnership has retail credit risk from long-term lease agreements and is exposed to credit risk on receivables from its leased assets. CEV is not subject to retail credit risk.

MARKET RISK

We are exposed to various forms of market risk including commodity price risk, weather risk and interest-rate risk. The following discussion describes these risks and our management of them.

Price Risk Related to the Regulated Utility Segment

Washington Gas faces price risk associated with the purchase and sale of natural gas. Washington Gas generally recovers the cost of the natural gas to serve customers through gas cost recovery mechanisms as approved in jurisdictional tariffs; therefore, a change in the price of natural gas generally has no direct effect on Washington Gas’ net income. However, Washington Gas is responsible for following competitive and reasonable practices in purchasing natural gas for its customers.

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

Washington Gas executes commodity-related physical and financial contracts in the form of forward, futures and option contracts as part of an asset optimization program that is managed by its internal staff. These transactions are accounted for as derivatives. Under this program, Washington Gas realizes value from its long-term natural gas transportation and storage capacity resources when not being fully used to serve utility customers. Regulatory sharing mechanisms in all three jurisdictions allow the profit from these transactions to be shared between Washington Gas’ customers and shareholders.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Regulated Utility segment’s energy-related derivatives during the nine months ended June 30, 2013:

Regulated Utility Segment

Changes in Fair Value of Energy-Related Derivatives

(In millions)
Net assets (liabilities) at September 30, 2012	$47.3
Net fair value of contracts entered into during the period	(30.2)
Other changes in net fair value	(37.9)
Realized net settlement of derivatives	1.6
Net assets (liabilities) at June 30, 2013	$(19.2)

Regulated Utility Segment

Roll Forward of Energy-Related Derivatives

(In millions)
Net assets (liabilities) at September 30, 2012	$47.3
Recorded to income	(18.5)
Recorded to regulatory assets/liabilities	(49.6)
Realized net settlement of derivatives	1.6
Net assets (liabilities) at June 30, 2013	$(19.2)

The maturity dates of our net assets (liabilities) associated with the Regulated Utility segment’s energy-related derivatives recorded at fair value at June 30, 2013, is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Regulated Utility Segment

Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

	Years Ended September 30,
(In millions)	Total	Remainder 2013	2014	2015	2016	2017	Thereafter
Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	13.4	(0.1)	7.4	5.7	0.3	0.1	—
Level 3 — Significant unobservable inputs	(32.6)	(3.4)	(11.3)	(7.1)	—	4.0	(14.8)
Total net assets (liabilities) associated with our energy-related derivatives	$(19.2)	$(3.5)	$(3.9)	$(1.4)	$0.3	$4.1	$(14.8)

Refer to Note 8, Derivative and Weather-Related Instruments and Note 9, Fair Value Measurements of the Notes to Consolidated Financial Statements for a further discussion of our derivative activities and fair value measurements.

Price Risk Related to the Non-Utility Segments

Retail Energy-Marketing. Our retail energy-marketing subsidiary, WGEServices, sells natural gas and electricity to retail customers at both fixed and indexed prices. WGEServices must manage daily and seasonal demand fluctuations for these products with its suppliers. Price risk exists to the extent WGEServices does not closely match the timing and volume of natural gas and electricity it purchases with the related fixed price or indexed sales commitments. WGEServices’ risk management policies and procedures are designed to minimize this risk.

A portion of WGEServices’ annual natural gas sales volumes is subject to variations in customer demand associated with fluctuations in weather and other factors. Purchases of natural gas to fulfill retail sales commitments are generally made under fixed-volume contracts based on certain weather assumptions. If there is significant deviation from normal weather or from other factors that affect customer usage, purchase commitments may differ significantly from actual customer usage. To the extent that WGEServices cannot match its customer requirements and supply commitments, it may be exposed to commodity price and volume variances, which could negatively impact expected gross margins (refer to the section entitled “Weather Risk” for a further discussion of our management of weather risk). WGEServices manages these risks through the use of derivative instruments including financial products.

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

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

To the extent WGEServices has not sufficiently matched its customer requirements with its supply commitment, it could be exposed to electricity commodity price risk. WGEServices may manage this risk through the use of derivative instruments, including financial products.

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

The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Retail Energy-Marketing segment’s energy-related derivatives during the nine months ended June 30, 2013:

Retail Energy-Marketing Segment

Changes in Fair Value of Energy-Related Derivatives

(In millions)
Net liabilities at September 30, 2012	$(14.2)
Net fair value of contracts entered into during the period	0.6
Other changes in net fair value	(19.0)
Realized net settlement of derivatives	18.6
Net assets (liabilities) at June 30, 2013	$(14.0)

Retail Energy-Marketing Segment

Roll Forward of Energy-Related Derivatives

(In millions)
Net liabilities at September 30, 2012	$(14.2)
Recorded to income	(16.9)
Recorded to accounts payable	(1.5)
Realized net settlement of derivatives	18.6
Net assets (liabilities) at June 30, 2013	$(14.0)

The maturity dates of our net assets (liabilities) associated with the Retail Energy-Marketing segments’ energy-related derivatives recorded at fair value at June 30, 2013 is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Retail Energy-Marketing Segment

Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

	Years Ended September 30,
(In millions)	Total	Remainder 2013	2014	2015	2016	2017	Thereafter
Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	(22.6)	(5.5)	(14.9)	(1.8)	(0.4)	—	—
Level 3 — Significant unobservable inputs	8.6	2.6	7.4	(1.1)	(0.3)	—	—
Total net assets (liabilities) associated with our energy-related derivatives	$(14.0)	$(2.9)	$(7.5)	$(2.9)	$(0.7)	$—	$—

Refer to Note 8, Derivative and Weather-Related Instruments and Note 9, Fair Value Measurements of the Notes to Consolidated Financial Statements for a further discussion of our derivative activities and fair value measurements.

Wholesale Energy Solutions. CEV engages in wholesale commodity transactions to optimize its owned and managed natural gas assets. Price risk exists to the extent CEV does not closely match the volume of physical natural gas it purchases with the related forward sales entered into as hedges. CEV’s risk management policies and procedures are designed to minimize this risk. Depending upon the nature of its forward hedges, CEV may also be exposed to fluctuations in mark-to-market valuations based on changes in

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

forward price curves. CEV pays fixed fair market prices for its owned storage assets and is subject to variations in annual summer-winter spreads associated with weather and other market factors. To the extent there are significant variations in weather, CEV may incur price variances that negatively impact expected gross margins (refer to the section entitled “Weather Risk” for a further discussion of our management of weather risk). CEV manages this risk through the use of derivative instruments, including financial products.

The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Wholesale Energy Solutions segments’ energy-related derivatives during the nine months ended June 30, 2013:

Wholesale Energy Solutions Segment

Changes in Fair Value of Energy-Related Derivatives

(In millions)
Net assets at September 30, 2012	$19.7
Net fair value of contracts entered into during the period	7.5
Other changes in net fair value	2.5
Realized net settlement of derivatives	(26.4)
Net assets (liabilities) at June 30, 2013	$3.3

Wholesale Energy Solutions Segment

Roll Forward of Energy-Related Derivatives

(In millions)
Net assets at September 30, 2012	$19.7
Recorded to income	10.0
Realized net settlement of derivatives	(26.4)
Net assets (liabilities) at June 30, 2013	$3.3

The maturity dates of our net assets (liabilities) associated with the Wholesale Energy Solutions segments’ energy-related derivatives recorded at fair value at June 30, 2013 is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Wholesale Energy Solutions Segment

Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

	Years Ended September 30,
(In millions)	Total	Remainder 2013	2014	2015	2016	2017	Thereafter
Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	14.1	12.1	2.0	—	—	—	—
Level 3 — Significant unobservable inputs	(10.8)	0.3	0.1	(0.3)	(1.4)	(1.0)	(8.5)
Total net assets associated with our energy-related derivatives	$3.3	$12.4	$2.1	$(0.3)	$(1.4)	$(1.0)	$(8.5)

Refer to Note 8, Derivative and Weather-Related Instruments and Note 9, Fair Value Measurements of the Notes to Consolidated Financial Statements for a further discussion of our derivative activities and fair value measurements.

Value-at-Risk

WGEServices measures the market risk of its energy commodity portfolio by determining its value-at-risk. Value-at-risk is an estimate of the maximum loss that can be expected at some level of probability if a portfolio is held for a given time period. The value-at-risk calculation for natural gas and electric portfolios include assumptions for normal weather, new customers and renewing customers for which supply commitments have been secured. Based on a 95% confidence interval for a one-day holding period, WGEServices’ value-at-risk at June 30, 2013 was approximately $14,600 and $30,600, related to its natural gas and electric portfolios, respectively. At June 30, 2013, the high, low and average value-at-risk for natural gas was $18,900, $200 and $3,100, respectively. During the nine months ended June 30, 2013, the high, low and average value-at-risk for electric was $64,500, $7,700 and $14,100, respectively. At September 30, 2012, WGEServices’ value-at-risk was approximately $900 and $13,900, related to its natural gas and electric portfolios, respectively.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Weather Risk

We are exposed to various forms of weather risk in both our regulated utility and non-utility business segments. To the extent Washington Gas does not have weather related instruments or billing adjustment mechanisms in place, its revenues are volume driven and its current rates are based upon an assumption of normal weather. Without weather protection strategies, variations from normal weather will cause our earnings to increase or decrease depending on the weather pattern. Washington Gas currently has a weather protection strategy that is designed to neutralize the estimated financial effects of weather on its net income within a reasonable range of weather expectations, as discussed below.

The financial results of our retail energy-marketing business, WGEServices, are affected by variations from normal weather primarily in the winter relating to its natural gas sales, and throughout the fiscal year relating to its electricity sales. WGEServices manages these weather risks with, among other things, weather related instruments.

Variations from normal weather may also affect the financial results of our wholesale energy business, CEV, primarily with regards to summer - winter storage spreads and in transportation spreads throughout the fiscal year. CEV manages these weather risks with, among other things, locational, physical and financial basis hedging.

Billing Adjustment Mechanisms. In Maryland, Washington Gas has a Revenue Normalization Adjustment (RNA) billing mechanism that is designed to stabilize the level of net revenues collected from Maryland customers by eliminating the effect of deviations in customer usage caused by variations in weather from normal levels and other factors such as conservation. In Virginia, Washington Gas has a Weather Normalization Adjustment (WNA) billing adjustment mechanism that is designed to eliminate the effect of variations in weather from normal levels on utility net revenues. Additionally, as part of the Conservation and Ratemaking Efficiency (CARE) plan, Washington Gas has a Care Ratemaking Adjustment (CRA) mechanism, which, coupled with the WNA, eliminates the effect of both weather and other factors such as conservation for residential customers and beginning May 1, 2013 for small commercial and industrial customers in Virginia. For a discussion of current rates and regulatory matters, refer to the section entitled “Rates and Regulatory Matters” in Management’s Discussion for Washington Gas.

For the RNA, WNA and CRA mechanisms, periods of colder-than-normal weather generally would cause Washington Gas to record a reduction to its revenues and establish a refund liability to customers, while the opposite would generally result during periods of warmer-than-normal weather. However, factors such as volatile weather patterns and customer conservation may cause the RNA and the CRA mechanisms to function conversely because they adjust billed revenues to provide a designed level of net revenue per meter.

Weather Derivatives. On August 15, 2012, Washington Gas executed Heating Degree Day (HDD) weather related derivative contracts to manage its financial exposure to variations from normal weather in the District of Columbia for fiscal year 2013 resulting in net premium payment to Washington Gas of $0.7 million. Under these contracts, Washington Gas purchased protections against net revenue shortfalls due to warmer-than-normal weather and sold colder-than-normal weather benefits.

WGEServices utilizes HDD instruments from time to time to manage weather risks related to its natural gas and electricity sales. WGEServices also utilizes cooling degree day (CDD) instruments and other instruments to manage weather and price risks related to its electricity sales during the summer cooling season. These instruments cover a portion of WGEServices’ estimated revenue or energy-related cost exposure to variations in HDDs or CDDs. Refer to Note 8—Derivatives of the Notes to Consolidated Financial Statements for further discussion of the accounting for these weather-related instruments.

Interest-Rate Risk

We are exposed to interest-rate risk associated with our short-term and long-term financing. Washington Gas utilizes derivative instruments from time to time in order to minimize its exposure to the risk of interest-rate volatility.

Derivative Instruments. Washington Gas utilizes derivative instruments from time to time in order to minimize its exposure to the risk of interest-rate volatility. On July 18, 2013, Washington Gas executed an interest rate contract expiring in December 2013 related to $75.0 million of long-term debt. The expiration of the contract is timed to coincide with the expected issuance of new debt securities. There was no activity associated with this type of contract in fiscal year 2012.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

WASHINGTON GAS LIGHT COMPANY

This section of Management’s Discussion focuses on Washington Gas for the reported periods. In many cases, explanations and disclosures for both WGL Holdings and Washington Gas are substantially the same.

RESULTS OF OPERATIONS

The results of operations for the Regulated Utility segment and Washington Gas are substantially the same; therefore, this section primarily focuses on statistical information and other information that is not discussed in the results of operations for the Regulated Utility segment. Refer to the section entitled “Results of Operations—Regulated Utility” in Management’s Discussion for WGL Holdings for a detailed discussion of the results of operations for the Regulated Utility segment.

The Regulated Utility segment’s net loss applicable to common stock was $ 4.3 million for the three months ended June 30, 2013, compared to a net loss of $ 5.8 million reported for the same period of the prior fiscal year. The comparison primarily reflects: (i) an impairment loss on property in the prior year; (ii) higher realized margins associated with our asset optimization program; (iii) net insurance proceeds related to environmental matters; (iv) higher net revenues related to the growth of more than 11,300 average active customer meters and (v) favorable effects of changes in natural gas consumption patterns due to shifts in weather patterns. Partially offsetting these variances were lower unrealized margins associated with our asset optimization program and higher employee benefits due to changes in plan assumptions.

Key gas delivery, weather and meter statistics are shown in the table below for the three months ended June 30, 2013 and 2012.

Gas Deliveries, Weather and Meter Statistics

	Three Months Ended
	June 30,		Increase/
	2013	2012	(Decrease)
Gas Sales and Deliveries (millions of therms)
Firm
Gas sold and delivered	95.4	79.9	15.5
Gas delivered for others	74.3	74.3	—
Total firm	169.7	154.2	15.5
Interruptible
Gas sold and delivered	0.4	0.3	0.1
Gas delivered for others	50.4	49.5	0.9
Total interruptible	50.8	49.8	1.0
Electric generation—delivered for others	55.3	188.4	(133.1)
Total deliveries	275.8	392.4	(116.6)

Degree Days
Actual	300	224	76
Normal	299	302	(3)
Percent colder (warmer) than normal	0.3%	(25.8)%	n/a
Average active customer meters	1,107,472	1,096,156	11,316
New customer meters added	3,086	2,346	740

Gas Service to Firm Customers. The volume of gas delivered to firm customers is highly sensitive to weather variability as a large portion of the natural gas delivered by Washington Gas is used for space heating. Washington Gas’ rates are based on an assumption of normal weather. The tariffs in the Maryland and Virginia jurisdictions include provisions that consider the effects of the RNA, WNA and CRA mechanisms, respectively, which are designed to, among other things, eliminate the effect on net revenues of variations in weather from normal levels (refer to the section entitled “Weather Risk” for a further discussion of these mechanisms and other weather-related instruments included in our weather protection strategy).

During the three months ended June 30, 2013, total gas deliveries to firm customers were 169.7 million therms, an increase of 15.5 million therms from 154.2 million therms delivered in the same period of the prior fiscal year. This comparison in natural gas deliveries to firm customers primarily reflects colder weather in the current quarter than in the same quarter of the prior year and an increase in average active customer meters of 11,316.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Weather, when measured by HDDs was 0.3% colder than normal for the three months ended June 30, 2013, compared to 25.8% warmer than normal for the same period of the prior fiscal year. Including the effects of our weather protection strategy in the District of Columbia, there were no material effects on net income attributed to colder or warmer weather for the three months ended June 30, 2013. Due to extremely warm weather, our weather protection instrument was not sufficient to offset approximately $3.5 million of the reduction in revenue for the three months ended June 30, 2012.

Gas Service to Interruptible Customers. Washington Gas must curtail or interrupt service to this class of customer when the demand by firm customers exceeds specified levels. Therm deliveries to interruptible customers increased by 1.0 million therms during the three months ended June 30, 2013, compared to the same period of the prior fiscal year, reflecting increased demand due to weather.

In the District of Columbia, the effect on net income of any changes in delivered volumes and prices to interruptible customers is limited by margin-sharing arrangements that are included in Washington Gas’ rate designs in the District of Columbia. In the District of Columbia, Washington Gas shares a majority of the margins earned on interruptible gas sales and deliveries with firm customers. A portion of the fixed costs for servicing interruptible customers is collected through the firm customers’ rate design. Rates for interruptible customers in Maryland and Virginia are based on a traditional cost of service approach. In Virginia, Washington Gas retains a majority of the margins earned on interruptible gas and delivery sales. Washington Gas shares actual non-gas margins from interruptible sales service customers that are in excess of delivery service rates. In Maryland, Washington Gas retains a defined amount of revenues based on a set threshold.

Gas Service for Electric Generation. Washington Gas delivers natural gas for use at two electric generation facilities in Maryland that are each owned by companies independent of WGL Holdings. During the three months ended June 30, 2013, deliveries to these customers decreased by 133.1 million therms when compared to the same period of the prior fiscal year. Washington Gas shares with firm customers a significant majority of the margins earned from natural gas deliveries to these customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not materially affect either net revenues or net income.

RESULTS OF OPERATIONS — Nine Months Ended June 30, 2013 vs. June 30, 2012

The Regulated Utility segment’s net income applicable to common stock was $111.5 million for the nine months ended June 30, 2013 compared to $110.9 million for the same nine month period of the prior fiscal year. The increase in net income primarily reflects: (i) lower income taxes due to a decrease in the effective tax rate driven by the write-off of regulatory assets related to the tax effect of Medicare Part D in 2012; (ii) an impairment loss on property in the prior year; (iii) higher net revenues attributed to the warm weather impacts of 2012 that were in excess of our weather protection program provisions; (iv) an increase in revenues related to the growth of more than 10,800 average customer meters; (v) favorable effects of changes in natural gas consumption patterns in the District of Columbia; (vi) an increase in realized margins associated with our asset optimization program; (vii) lower interest expense due to lower balances of outstanding long-term debt; (viii) higher revenues due to the timing of rate relief in Maryland; (ix) net insurance proceeds related to environmental matters and (x) lower bad debt expense due to a reduction in customer delinquencies and charge-offs.

Partially offsetting these favorable variances were: (i) lower unrealized margins associated with our asset optimization program; (ii) higher employee and post-retirement benefit obligations due to changes in the discount rate and other plan assumptions; (iii) higher depreciation expense due to the growth in our investment in utility plant and (iv) a decrease in the recovery of carrying costs on lower average storage gas inventory balances.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Key gas delivery, weather and meter statistics are shown in the table below for the nine months ended June 30, 2013 and 2012.

Gas Deliveries, Weather and Meter Statistics

	Nine Months Ended
	June 30,		Increase/
	2013	2012	(Decrease)
Gas Sales and Deliveries (millions of therms)
Firm
Gas sold and delivered	789.2	636.4	152.8
Gas delivered for others	437.4	387.1	50.3
Total firm	1,226.6	1,023.5	203.1
Interruptible
Gas sold and delivered	2.5	1.9	0.6
Gas delivered for others	227.5	199.8	27.7
Total interruptible	230.0	201.7	28.3
Electric generation—delivered for others	120.9	231.4	(110.5)
Total deliveries	1,577.5	1,456.6	120.9

Degree Days
Actual	3,760	3,031	729
Normal	3,762	3,786	(24)
Percent colder (warmer) than normal	(0.1)%	(19.9)%	n/a
Average active customer meters	1,104,145	1,093,293	10,852
New customer meters added	8,858	8,206	652

Gas Service to Firm Customers. During the nine months ended June 30, 2013 total gas deliveries to firm customers were 1,226.6 million therms, an increase of 203.1 million therms from 1,023.5 million therms delivered in the same period of the prior fiscal year. This comparison in natural gas deliveries to firm customers primarily reflects colder weather in the current period than in the same period of the prior year and an increase in average active customer meters.

Weather, when measured by HDDs was 0.1% warmer than normal for the nine months ended June 30, 2013, compared to 19.9% warmer than normal for the same period of fiscal year 2012. Including the effects of our weather protection strategy in the District of Columbia, there were no material effects on net income attributed to colder or warmer weather for the nine months ended June 30, 2013 and a $3.5 million unfavorable impact to net income attributed to warmer weather for the nine months ended June 30, 2012.

Gas Service to Interruptible Customers. Therm deliveries to interruptible customers increased by 28.3 million therms during the nine months ended June 30, 2013 compared to the same period of the prior fiscal year, reflecting increased demand due to colder weather.

Gas Service for Electric Generation. Washington Gas delivers natural gas for use at two electric generation facilities in Maryland that are each owned by companies independent of WGL Holdings. During the nine months ended June 30, 2013, deliveries to these customers decreased by 110.5 million therms when compared to the same quarter of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and capital resources for Washington Gas are substantially the same as the liquidity and capital resources discussion included in the Management’s Discussion of WGL Holdings (except for certain items and transactions that pertain to WGL Holdings and its unregulated subsidiaries). Those explanations are incorporated by reference into this discussion.

RATES AND REGULATORY MATTERS

Washington Gas makes its requests to modify existing rates based on its determination of the level of net investment in plant and equipment, operating expenses, and a level of return on invested capital that is just and reasonable. The following is an update of significant current regulatory matters in each of Washington Gas’ jurisdictions. For a more detailed discussion of the matters below, refer to our combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2012.

District of Columbia Jurisdiction

District of Columbia Base Rate Case. On May 15, 2013, the District of Columbia Public Service Commission (PSC of DC) issued an order in Washington Gas’ base rate case authorizing: (i) an annual revenue increase of $8.4 million compared to Washington Gas’ request of $29.0 million; (ii) a rate of return on common equity of 9.25% and

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

an overall rate of return of 7.93% and (iii) an end of test period equity ratio of 59.3%. The order also denied Washington Gas’ request to implement the initial five year phase of the accelerated pipeline replacement program and directed Washington Gas to report information pertaining to its risk assessments and pipeline priorities to the commission. A commission decision on pipeline replacement cost recovery was also deferred. Washington Gas is permitted to continue the surcharge cost recovery for the remediation and/or replacement of mechanical couplings pursuant to a prior PSC of DC order. On June 14, 2013, Washington Gas sought reconsideration and/or clarification of various rulings in the May 15, 2013 decision. A PSC of DC decision on these requests was issued on July 31, 2013, wherein the PSC of DC denied Washington Gas’s request for reconsideration on several issues but confirmed that Washington Gas is entitled to recover the pension and other post employment benefits tracker balances from December 1, 2012 through June 4, 2013 and clarified that Washington Gas may seek recovery of these deferred tracker balances in Washington Gas’ next base rate case.

Maryland Jurisdiction

Order on and Reviews of Purchased Gas Charges. Each year, the PSC of MD reviews the annual gas costs collected from customers in Maryland to determine if Washington Gas’ purchased gas costs are reasonable.

On September 9, 2011, the PSC of MD issued an order approving purchased gas charges of Washington Gas for the twelve-month period ending August 2009, except for an undetermined amount related to excess gas deliveries by Competitive Service Providers (CSPs) which were cashed-out by Washington Gas. The PSC of MD found that the cash-out of excess deliveries was in violation of Washington Gas’ tariff and that Washington Gas should not have cashed-out the excess deliveries by CSPs, but rather should have eliminated the imbalances through volumetric adjustments in the future. On August 16, 2012, Washington Gas, the Staff of the PSC of MD and the MD OPC filed a stipulation which, pending approval by the public utility law judge, would resolve all issues remanded by the PSC of MD in its September 9, 2011 order. The parties to the stipulation agreed that the total amount credited or to be credited by Washington Gas to the actual cost adjustment account provision is $4.8 million, and that no civil penalties should be imposed. Given its plans to recover these costs from the CSPs, Washington Gas has recorded accounts receivable from the CSPs for the $4.8 million, of which approximately $3.9 million relates to its affiliate, WGEServices. On November 29, 2012, the Public Utility Law Judge issued a Proposed Order of Public Utility Law Judge approving the Stipulation. The Proposed Order became final on January 3, 2013.

Investigation of Asset Management and Gas Purchase Practices. In 2008, the Office of Staff Counsel of the PSC of MD submitted a petition to the PSC of MD to establish an investigation into Washington Gas’ asset management program and cost recovery of its gas purchases.

In November 2009, the Chief Hearing Examiner of the PSC of MD issued a Proposed Order of Hearing Examiner (POHE), which approved Washington Gas’ proposal to change the formula for sharing asset optimization margins between Washington Gas and customers and its current methodology for pricing storage injections.

On August 16, 2012, the PSC of MD issued an order affirming the POHE. The order left open the question of Washington Gas’ use of the ratable fill method to price storage injections for review and directed Washington Gas to consult with other parties to develop greater transparency and separate accounting of asset optimization transactions.

On November 15, 2012, Washington Gas filed a proposed stipulation among Washington Gas, the Staff of the PSC of MD and the MD OPC with the PSC of MD resolving the open items. Based on the terms of the stipulation, Washington Gas recorded the favorable effect of a change in sharing in fiscal year 2012, increasing Washington Gas’ share of realized margins by $2.9 million. On December 5, 2012, the Public Utility Law Judge issued a Proposed Order approving the Stipulation. The Proposed order became final on January 7, 2013.

Maryland Base Rate Case. On April 26, 2013, Washington Gas filed a request with the PSC of MD for a $30.7 million annual increase in revenues. The $30.7 million revenue increase requested in this application includes a proposed overall rate of return of 8.70% and a return on common equity of 10.70%. On May 31, 2013, Washington Gas revised the requested increase in revenues to $28.3 million. Among the proposals by Washington Gas are adjustments to amortize the effects of the change in the tax treatment of Medicare Part D and to amortize the costs to initiate the outsourcing agreement with Accenture LLP. These two items are also pending appeal of the last rate case decision. A final order from the PSC of MD on Washington Gas’ application is expected by November 22, 2013.

Virginia Jurisdiction

Conservation and Ratemaking Efficiency Plan (CARE). On December 4, 2012, Washington Gas filed an application to amend its CARE plan to allow it to (i) continue to implement its CARE plan for residential customer classes with a revised portfolio of programs for residential customers; (ii) extend its CARE plan to include programs for small commercial and industrial customer classes; (iii) implement its amended CARE plan for a three-year period beginning on May 1, 2013 and (iv) extend revenue-neutral decoupling mechanism and cost recovery mechanism to small commercial and industrial customer classes. On April 2, 2013, the Commission issued an Order approving an amended CARE plan, effective for a three-year period beginning on May 1, 2013, and applicable to both residential and small commercial and industrial customer classes. The amended CARE plan comprises energy efficiency programs for residential and commercial customers, a decoupling mechanism, and a cost recovery mechanism. Of the four residential programs, one is a program for low income customers, and one is a pilot home energy reporting program.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (concluded)

Affiliate Transactions. On October 2, 2012, Washington Gas filed an application with the SCC of VA for approval of revised service agreements between Washington Gas and two affiliates—WGEServices and WGESystems. The revised service agreements incorporate recommendations from the Staff of the SCC of VA that Washington Gas agreed to include as part of the stipulation approved in Washington Gas’ Virginia base rate case, revisions to the descriptions of services provided to the affiliates, and revisions to permit the two affiliates to participate in some health and welfare plans sponsored by Washington Gas. On December 21, 2012, the SCC of VA approved the revised service agreements with only minor modifications. On January 18, 2013, Washington Gas filed a separate application requesting approval of revised service agreements between Washington Gas and each of the remaining five affiliates receiving services. On April 2, 2013, Washington Gas filed a second amendment to provide additional services to two of its affiliates, and to further revise the proposed service agreements that were included in the January 18, 2013 application. On May 24, 2013, the SCC of VA approved revised service agreements for WGL Holdings Inc., Washington Gas Resources Corp., Hampshire Gas Company, Crab Run Gas Company and Capitol Energy Ventures Corp.

On June 16, 2011, Washington Gas submitted an application to the SCC of VA requesting approval of three affiliate transactions with CEV: (i) the transfer to CEV of the remainder of the term of two agreements for natural gas storage service at the Washington Gas Storage (WSS) and Eminence Storage Service (ESS) storage fields; (ii) the sale to CEV of any storage gas balances associated with the WSS and ESS agreements; and (iii) the assignment to CEV of Washington Gas’ rights to buy base gas in the WSS storage field. The SCC of VA did not approve the transfer of the agreements on the grounds that ratepayers funded a portion of the costs associated with the assets. On June 5, 2013, Washington Gas filed a petition for a declaratory judgment that because the proposed transfers are governed by the FERC, the SCC of VA does not have jurisdiction over the transaction.

On July 3, 2013, the SCC of VA issued an opinion continuing the matter and finding that a hearing examiner should be appointed to establish a procedural schedule for this case and conduct all further proceedings.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following issues related to our market risks are included under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and are incorporated by reference into this discussion.

•	Price Risk Related to the Regulated Utility Segment

•	Price Risk Related to the Non-Utility Segments

•	Value-At-Risk

•	Weather Risk

•	Interest-Rate Risk

ITEM 4. CONTROLS AND PROCEDURES – WGL Holdings

Senior management, including the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer, evaluated the effectiveness of WGL Holdings’ disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2013. Based on this evaluation process, the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer have concluded that disclosure controls and procedures of WGL Holdings are effective. There have been no changes in the internal control over financial reporting of WGL Holdings during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of WGL Holdings.

ITEM 4. CONTROLS AND PROCEDURES—Washington Gas

Senior management, including the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) of Washington Gas as of June 30, 2013. Based on this evaluation process, the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures of Washington Gas are effective. There have been no changes in the internal control over financial reporting of Washington Gas during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Washington Gas.

WGL Holdings, Inc.

Washington Gas Light Company

Part II—Financial Information

ITEM 1. LEGAL PROCEEDINGS

The nature of our business ordinarily results in periodic regulatory proceedings before various state and federal authorities. For information regarding pending federal and state regulatory matters, see Note 12—Commitments and Contingencies, contained in Part I under the Notes to Consolidated Financial Statements.

On December 30, 2011, a complaint was filed against Washington Gas in the Superior Court of the District of Columbia. The complaint was filed on behalf of six plaintiffs who are collectively seeking damages in the amount of $110 million. The plaintiffs in the case are: Stephen D. Vermillion III, Jennifer Vermillion, Anna Cederberg Heard, C.J.C. (a minor), and Adrienne Connolly and James Connolly. Pursuant to the complaint, the plaintiffs have sued Washington Gas for various personal injuries and damages allegedly related to, and negligently caused by, pollutants located at Washington Gas’ East Station site at which a manufactured gas plant was formerly operated. The East Station site is adjacent to the Anacostia River in Washington, DC. Washington Gas has filed third-party complaints against the United States and the District of Columbia for contribution, and a counterclaim against James Connolly for any unmet notice obligations. On April 9, 2013, the United States filed a notice of removal to remove the case from the Superior Court to the U.S. District Court for the District of Columbia. Currently, this matter is expected to be settled prior to September 2013.

On August 14, 2012, a third-party complaint was filed against Washington Gas and WGL Holdings, Inc. in the Arlington County Circuit Court in Virginia (“the Court”) by The Carlin Limited Partnership and Foundation Property Management, Inc. (“The Carlin”). The case involves a complaint filed by plaintiff Marianne Karklins, against The Carlin, seeking $50 million in damages for injuries sustained as a result of an explosion and fire in an apartment on May 21, 2011. Pursuant to the complaint, the plaintiff asserts claims of negligence and negligence per se against The Carlin for her injuries. The third-party complaint was filed on behalf of The Carlin and seeks contribution for any sums awarded to the plaintiff. Washington Gas and WGL Holdings, Inc. filed a demurrer which was sustained by the Court in a letter opinion dated November 28, 2012, effectively dismissing the third-party complaint. The Court allowed the defendants to file an amended third-party complaint and a subsequent demurrer to this amended third-party complaint was overruled. Shortly thereafter, plaintiff filed an amended complaint adding Washington Gas and WGL Holdings, Inc. as defendants. Washington Gas and WGL Holdings, Inc. sought dismissal of the amended complaint and, as a result, WGL Holdings, Inc. was dismissed from the action without prejudice. The matter is currently proceeding through discovery.

WGL Holdings, Inc.

Washington Gas Light Company

Part II—Financial Information

ITEM 1A. RISK FACTORS

We are updating our risk factors that were disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

WGL HOLDINGS, INC.

Cyber attacks, including cyber-terrorism or other information technology security breaches, could disrupt our business operations and/or result in the loss or exposure of confidential or sensitive information.

Security breaches of our information technology infrastructure, including cyber attacks and cyber-terrorism, could lead to disruptions of our distribution or otherwise adversely impact our ability to safely operate our pipeline systems and serve our customers effectively. An attack or failure of information technology systems could result in the unauthorized release of customer, employee or other confidential or sensitive data. The foregoing events could adversely affect our business reputation, diminish customer confidence, subject us to financial liability or increased regulation, increase our costs and expose us to material legal claims and liability and adversely affect our operations and financial results. While we maintain current system security protocols, there is no guarantee that the measures we have implemented to protect against unauthorized access to secured data are adequate to safeguard against all data security breaches.

Natural disasters and catastrophic events, including terrorist acts, may adversely affect our business.

Catastrophic events such as fires, earthquakes, explosions, floods, tornados, terrorist acts, or other similar occurrences could adversely affect Washington Gas’ facilities and operations. Washington Gas has emergency planning and training programs in place to respond to events that could cause business interruptions. However, unanticipated events or a combination of events, failure in resources needed to respond to events, or a slow or an inadequate response to events may have an adverse impact on the operations, financial condition, and results of operations of Washington Gas. The availability of insurance covering catastrophic events may be limited or may result in higher deductibles, higher premiums, and more restrictive policy terms.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6. EXHIBITS

Exhibits:

Schedule/ Exhibit	Description
(a)(3)	Exhibits

Exhibits Filed Herewith:

31.1	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer, and Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document:

101.SCH	XBRL Schema Document:

101.CAL	XBRL Calculation Linkbase Document:

101.LAB	XBRL Labels Linkbase Document:

101.PRE	XBRL Presentation Linkbase Document:

WGL Holdings, Inc.

Washington Gas Light Company

Part II—Other Information

Schedule/ Exhibit	Description

101.DEF	XBRL Definition Linkbase Document. Exhibits Incorporated by Reference:

3	Articles of Incorporation & Bylaws:

Washington Gas Light Company Charter, filed on Form S-3 dated July 21, 1995.

WGL Holdings, Inc. Charter, filed on Form S-4 dated February 2, 2000.

Bylaws of WGL Holdings, Inc. as amended on March 7, 2013, filed as Exhibit 3.1 to Form 8-K on March 13, 2013.

Bylaws of Washington Gas Light Company as amended on March 7, 2013, filed as Exhibit 3.2 to Form 8-K on March 13, 2013.

WGL Holdings, Inc.

Washington Gas Light Company

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

WGL HOLDINGS, INC. and WASHINGTON GAS LIGHT COMPANY
(Co-registrants)

Date: August 7, 2013	/s/ William R. Ford
William R. Ford
Controller (Principal Accounting Officer)