Form 10-K
period 2013-09-30
WGL HOLDINGS INC; WASHINGTON GAS LIGHT CO
filed 2013-11-20
CIK 1103601, 104819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2013

Commission File Number	Exact name of registrant as specified in its charter and principal office address and telephone number	State of Incorporation	I.R.S. Employer Identification No.
1-16163	WGL Holdings, Inc. 101 Constitution Ave., N.W. Washington, D.C. 20080 (703) 750-2000	Virginia	52-2210912
0-49807	Washington Gas Light Company 101 Constitution Ave., N.W. Washington, D.C. 20080 (703) 750-4440	District of Columbia and Virginia	53-0162882

Securities registered pursuant to Section 12(b) of the Act (as of September 30, 2013):
Title of each class	Name of each exchange on which registered
WGL Holdings, Inc. common stock, no par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act (as of September 30, 2013):
Title of each class	Name of each exchange on which registered
Washington Gas Light Company preferred stock, cumulative, without par value:
$4.25 Series	Over-the-Counter Bulletin Board
$4.80 Series	Over-the-Counter Bulletin Board
$5.00 Series	Over-the-Counter Bulletin Board

Indicate by check mark if each registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

WGL Holdings, Inc.	Yes [X] No [ ]
Washington Gas Light Company	Yes [ ] No [X]

Indicate by check mark if each registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [   ]  No [X]

Indicate by check mark whether each registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No [   ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

WGL Holdings, Inc.:

Large Accelerated Filer [X]	Accelerated Filer [ ]	Non-Accelerated Filer [ ]	Smaller Reporting Company [ ]
(Do not check if a smaller reporting company)

Washington Gas Light Company:

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [X]	Smaller Reporting Company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes [   ]  No [X]

The aggregate market value of the voting common equity held by non-affiliates of the registrant, WGL Holdings, Inc., amounted to $2,266,658,547 as of March 31, 2013.

WGL Holdings, Inc. common stock, no par value outstanding as of October 31, 2013: 51,809,755 shares.

All of the outstanding shares of common stock ($1 par value) of Washington Gas Light Company were held by WGL Holdings, Inc. as of October 31, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of WGL Holdings, Inc.’s definitive Proxy Statement and Washington Gas Light Company’s definitive Information Statement in connection with the 2014 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and 14C not later than 120 days after September 30, 2013, are incorporated in Part III of this report.

WGL Holdings, Inc.

Washington Gas Light Company

For the Fiscal Year Ended September 30, 2013

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

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (Management’s Discussion) included under Item 7 is divided into two major sections for WGL Holdings and Washington Gas. The Consolidated Financial Statements of WGL Holdings and the Financial Statements of Washington Gas are included under Item 8 as well as the Notes to Consolidated Financial Statements that are presented on a combined basis for both WGL Holdings and Washington Gas.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report, excluding historical information, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the outlook for earnings, revenues and other future financial business performance or strategies and expectations. Forward-looking statements are typically identified by words such as, but not limited to, “estimates,” “expects,” “anticipates,” “intends,” “believes,” “plans,” and similar expressions, or future or conditional verbs such as “will,” “should,” “would” and “could.” Although the registrants, WGL Holdings and Washington Gas, believe such forward-looking statements are based on reasonable assumptions, they cannot give assurance that every objective will be achieved. Forward-looking statements speak only as of today, and the registrants assume no duty to update them. The following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

•

the level and rate at which costs and expenses are incurred and the extent to which they are allowed to be recovered from customers through the regulatory process in connection with constructing, operating and maintaining Washington Gas’ distribution system;

•

the ability to implement successful approaches to modify the current or future composition of gas delivered to customers or to remediate the effects of the current or future composition of gas delivered to customers, as a result of the introduction of gas from the Dominion Cove Point or Elba Island facilities to Washington Gas’ distribution system or changes in the composition of domestic natural gas as a result of liquids processing and new domestic sources of natural gas;

•	the availability of natural gas supply and interstate pipeline transportation and storage capacity;

•

the ability of natural gas producers, pipeline gatherers and natural gas processors to deliver natural gas into interstate pipelines for delivery by those interstate pipelines to the entrance points of Washington Gas’ distribution system as a result of factors beyond our control;

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

WGL Holdings, Inc.

Washington Gas Light Company

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

WGL Holdings, Inc.

Washington Gas Light Company

Part I

GLOSSARY OF KEY TERMS AND DEFINITIONS

Active Customer Meters: Natural gas meters that are physically connected to a building structure within the Washington Gas distribution system and that receive active service.

Asset Optimization Program: A program to optimize the value of Washington Gas’ long-term natural gas transportation and storage capacity resources during periods when these resources are not being used to physically serve customers.

Bundled Service: Service in which customers purchase both the natural gas commodity and the distribution or delivery of the commodity from the local regulated utility. When customers purchase bundled service from Washington Gas, no mark-up is applied to the cost of the natural gas commodity that is passed through to customers.

Business Process Outsourcing (BPO) Agreement: An agreement whereby a service provider performs certain functions that have historically been performed by Washington Gas employees and resources.

Conservation and Ratemaking Efficiency (CARE Plan): A decoupling rate mechanism designed to adjust the actual non-gas distribution revenues to the level of allowed distribution revenues authorized in the Company’s most recent rate case proceeding and provides cost effective conservation and energy efficient programs.

City Gate: A point or measuring station at which a gas distribution company such as Washington Gas receives natural gas from an unaffiliated pipeline or transmission system.

Cooling Degree Day (CDD): A measure of the variation in weather based on the extent to which the daily average temperature is above 65 degrees Fahrenheit.

CARE Ratemaking Adjustment (CRA): A billing mechanism that is designed to minimize the effect of factors such as conservation on utility net revenues.

Commercial Energy Systems: Formerly known as the “design-build energy systems” segment, the commercial energy systems segment includes the operations of Washington Gas Energy Systems, Inc. and WGSW, Inc.

Delivery Service: The regulated distribution or delivery of natural gas to retail customers. Washington Gas provides delivery service to retail customers in Washington, D.C. and parts of Maryland and Virginia.

Design Day: Washington Gas’ design day represents the maximum anticipated demand on Washington Gas’ distribution system during a 24-hour period assuming a five-degree Fahrenheit average temperature and 17 miles per hour average wind, considered to be the coldest conditions expected to be experienced in the Washington, D.C. region.

Federal Energy Regulatory Commission (FERC): An independent agency of the federal government that regulates the interstate transmission of electricity, natural gas, and oil. The FERC also reviews proposals to build liquefied natural gas terminals and interstate natural gas pipelines.

Financial Contract: A contract in which no commodity is transferred between parties and only cash payments are exchanged in amounts equal to the financial benefit of holding the contract.

Firm Customers: Customers whose gas supply will not be disrupted to meet the needs of other customers. Typically, this class of customer comprises residential customers and most commercial customers.

Gas Administrative Charge (GAC): A regulatory mechanism designed to remove the cost of uncollectible accounts expense related to gas costs from base rates and instead, permits Washington Gas to collect an amount for this expense through its Purchased Gas Charge provision.

Generally Accepted Accounting Principles (GAAP): A standard framework of accounting rules used to prepare, present and report financial statements in the United States of America.

Gross Margin: A non-GAAP measure calculated as operating revenues, less the associated cost of natural gas or electricity and revenue taxes. Used to measure the success of the retail energy-marketing segment’s core strategy for the sale of natural gas and electricity.

Heating Degree Day (HDD): A measure of the variation in weather based on the extent to which the daily average temperature falls below 65 degrees Fahrenheit.

Heavy Hydrocarbons (HHCs): Compounds, such as hexane, that Washington Gas is injecting into its distribution system to treat vaporized liquefied natural gas or domestic sources of gas that have had such HHCs removed as a result of liquids processing.

Interruptible Customers: Large commercial customers whose service can be temporarily interrupted in order for the regulated utility to meet the needs of firm customers. These customers pay a lower delivery rate than firm customers and they must be able to readily substitute an alternate fuel for natural gas.

Liquefied Natural Gas (LNG): The liquid form of natural gas.

Lower of Cost or Market: The process of adjusting the value of inventory to reflect the lesser of its original cost or its current market value.

Mark-to-Market: The process of adjusting the carrying value of a position held in a physical or financial derivative to reflect its current fair value.

Midstream Energy Services: Formerly known as the wholesale energy solutions segment, the midstream energy services segment includes the operations of WGL Midstream, Inc.

New Customer Meters Added: Natural gas meters that are newly connected to a building structure within the Washington Gas distribution system. Service may or may not have been activated.

Normal Weather: A forecast of expected HDDs or CDDs based on the previous 30 years of historical HDD or CDD data.

WGL Holdings, Inc.

Washington Gas Light Company

Part I

PSC of DC: The Public Service Commission of the District of Columbia is a three-member board that regulates Washington Gas’ distribution operations in the District of Columbia.

PSC of MD: The Maryland Public Service Commission is a five-member board that regulates Washington Gas’ distribution operations in Maryland.

Purchased Gas Charge (PGC): The purchased gas charge represents the cost of gas, gas transportation, gas storage services purchased and other gas related costs. The purchased gas charge is collected from customers through tariffs established by the regulatory commissions that have jurisdiction over Washington Gas.

Regulated Utility Segment: Includes the operations of Washington Gas that are regulated by regulatory commissions located in the District of Columbia, Maryland and Virginia, and the operations of Hampshire Gas Company that are regulated by the Federal Energy Regulatory Commission.

Retail Energy-Marketing Segment: Unregulated sales of natural gas and electricity to end users by our subsidiary, Washington Gas Energy Services, Inc.

Return on Average Common Equity: Net income divided by average common shareholders’ equity.

Revenue Normalization Adjustment (RNA): A regulatory billing mechanism designed to stabilize the level of net revenues collected from customers by eliminating the effect of deviations in customer usage caused by variations in weather from normal levels, and other factors such as conservation.

Steps to Advance Virginia’s Energy (SAVE Plan): A plan that provides for accelerated recovery mechanisms for costs of eligible infrastructure replacement programs.

SCC of VA: The Commonwealth of Virginia State Corporation Commission is a three-member board that regulates Washington Gas’ distribution operations in Virginia.

Service Area: The region in which Washington Gas operates. The service area includes the District of Columbia, and the surrounding metropolitan areas in Maryland and Virginia.

Solar Renewable Energy Credits (SREC): a certificate representing the “green attributes” of one megawatt-hour (MWh) of electricity generated from solar energy.

Sendout: The total gas that is produced, purchased, or withdrawn from storage within a certain interval of time.

Tariffs: Documents approved by the regulatory commission in each jurisdiction that set the prices Washington Gas may charge and the practices it must follow when providing utility service to its customers.

Third Party Marketer: Unregulated companies that sell natural gas and electricity directly to retail customers. Washington Gas Energy Services, Inc., an affiliate of Washington Gas and a wholly owned subsidiary company of Washington Gas Resources Corporation, is a third-party marketer.

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

Utility Net Revenues: A non-GAAP measure calculated as operating revenues less the associated cost of energy and applicable revenue taxes. Used to analyze the profitability of the regulated utility segment, as the cost of gas associated with sales to customers and revenue taxes are generally pass through amounts.

Value-At-Risk: A risk measurement that estimates the largest expected loss over a specified period of time under normal market conditions within a specified probabilistic confidence interval.

Washington Gas: Washington Gas Light Company is a subsidiary of WGL Holdings, Inc. that sells and delivers natural gas primarily to retail customers in accordance with tariffs approved by the PSC of DC, the PSC of MD and the SCC of VA.

Washington Gas Resources: Washington Gas Resources Corporation is a subsidiary of WGL Holdings, Inc. that owns the majority of the non-utility subsidiaries.

Weather Derivative: A financial instrument that provides financial protection from the effects of variations from normal weather.

Weather Normalization Adjustment (WNA): A billing adjustment mechanism that is designed to minimize the effect of variations from normal weather on utility net revenues.

WGESystems: Washington Gas Energy Systems, Inc. is a subsidiary of Washington Gas Resources Corporation, which provides commercial energy efficient and sustainable solutions to government and commercial clients.

WGL Holdings: WGL Holdings, Inc. is a holding company that is the parent company of Washington Gas Light Company and its subsidiaries.

WGL Midstream (formerly Capitol Energy Ventures): WGL Midstream, Inc. is a subsidiary of Washington Gas Resources that engages in acquiring and optimizing natural gas storage and transportation assets.

WGEServices: Washington Gas Energy Services, Inc. is a subsidiary of Washington Gas Resources Corporation that sells natural gas and electricity to retail customers on an unregulated basis.

WGSW: WGSW, Inc. is a subsidiary of Washington Gas Resources Corporation that was formed to invest in certain renewable energy projects.

WGL Holdings, Inc.

Washington Gas Light Company

Part I

Item 1. Business

ITEM 1.  BUSINESS

CORPORATE OVERVIEW

WGL HOLDINGS, INC.

WGL Holdings was established on November 1, 2000 as a Virginia corporation. Through its wholly owned subsidiaries, it sells and delivers natural gas and provides energy-related products and services to customers primarily in the District of Columbia and the surrounding metropolitan areas in Maryland and Virginia, though our non-utility segments now provide various energy services in twenty-nine states. WGL Holdings, Inc. promotes the efficient use of clean natural gas and renewable energy to improve the environment for the benefit of customers, investors, employees, and the communities it serves. WGL Holdings owns all of the shares of common stock of Washington Gas, Washington Gas Resources, Hampshire Gas Company (Hampshire) and Crab Run Gas Company (Crab Run). Washington Gas Resources owns four unregulated subsidiaries that include WGEServices, WGESystems, WGL Midstream (previously known as Capitol Energy Ventures effective November 7, 2013) and WGSW.

*Holding company whose	stand alone results are reported in “other activities”.

Industry Segments

Our segments include Regulated Utility, Retail Energy-Marketing, Commercial Energy Systems and Midstream Energy Services. Transactions and activities not specifically identified in one of these four segments are reported as “Other Activities.”

During the first quarter of fiscal year 2013, we made certain changes to our operating segments to reflect the recent growth of our non-utility business activities and the impact of those activities on our financial performance. All activities of WGSW are reported within the Commercial Energy Systems segment. WGSW had previously been reported within “Other Activities”. WGSW is a holding company formed to invest in alternative energy assets. As these operations align with those of the Commercial Energy Systems segment, and our chief operating decision maker reviews the operations of these units together, their combination for reporting purposes was deemed appropriate. In the fourth quarter, we changed the segment name of Wholesale Energy Solutions to Midstream Energy Services to reflect changes in the nature of our wholesale business operations. In response to significant changes in market dynamics, our operations in this segment are now focused on the investment, acquisition and asset optimization of midstream infrastructure assets. The four segments are described more fully below.

WGL Holdings, Inc.

Washington Gas Light Company

Part I

Item 1. Business (continued)

REGULATED UTILITY SEGMENT

Washington Gas Light Company

The regulated utility segment consists of Washington Gas and Hampshire and represents approximately 82% of WGL Holdings’ total assets. Washington Gas is a regulated public utility that sells and delivers natural gas to retail customers in accordance with tariffs approved by regulatory commissions in the District of Columbia and adjoining areas in Maryland, Virginia and several cities and towns in the northern Shenandoah Valley of Virginia. Washington Gas has been engaged in the natural gas distribution business since its incorporation by an Act of Congress in 1848. Washington Gas has been a Virginia corporation since 1953 and a corporation of the District of Columbia since 1957.

Washington Gas sells natural gas to customers who have elected not to purchase natural gas from unregulated third party marketers (refer to the section entitled “Natural Gas Unbundling”). Washington Gas recovers the cost of the natural gas purchased to serve firm customers through recovery mechanisms as approved in jurisdictional tariffs. Any difference between gas costs incurred on behalf of firm customers and the gas costs recovered from those customers is deferred on the balance sheet as an amount to be collected from or refunded to customers in future periods. Therefore, increases or decreases in the cost of gas associated with sales made to firm customers have no direct effect on Washington Gas’ net revenues and net income.

Washington Gas, under its asset optimization program, makes use of storage and transportation capacity resources when those assets are not required to serve utility customers. The objective of this program is to derive a profit to be shared with its utility customers by entering into commodity-related physical and financial contracts with third parties (refer to the section entitled “Asset Optimization” for further discussion of the asset optimization program). Unless otherwise noted, therm deliveries reported for the regulated utility segment do not include those related to the asset optimization program.

At September 30, 2013, Washington Gas’ service area had a population estimated at 5.6 million and included over two million households and commercial structures. Washington Gas operations are such that the loss of any one customer or group of customers would not have a significant adverse effect on its business. The following table lists the number of active customer meters and therms delivered by jurisdiction as of and for the year ended September 30, 2013 and 2012, respectively.

Active Customer Meters and Therms Delivered by Jurisdiction
Jurisdiction	Active Customer Meters as of September 30, 2013	Millions of Therms Delivered Fiscal Year Ended September 30, 2013	Active Customer Meters as of September 30, 2012	Millions of Therms Delivered Fiscal Year Ended September 30, 2012

District of Columbia	154,982	300.4	154,818	261.0
Maryland	448,916	865.7	443,201	931.1
Virginia	501,225	614.8	496,090	522.7

Total	1,105,123	1,780.9	1,094,109	1,714.8

For additional information about gas deliveries and meter statistics, refer to the section entitled “Results of Operations” in Management’s Discussion and Analysis for Washington Gas.

Hampshire Gas Company

Hampshire owns full and partial interests in underground natural gas storage facilities, including pipeline delivery facilities located in and around Hampshire County, West Virginia, and operates those facilities to serve Washington Gas, which purchases all of the storage services of Hampshire. Washington Gas includes the cost of these services in the bills sent to its customers. Hampshire operates under a “pass-through” cost of service-based tariff approved by the FERC, and adjusts its billing rates to Washington Gas on a periodic basis to account for changes in its investment in utility plant and associated expenses.

Factors critical to the success of the regulated utility segment include: (i) operating a safe and reliable natural gas distribution system; (ii) having sufficient natural gas supplies to meet customer demands; (iii) being competitive with other sources of energy such as electricity, fuel oil and propane; (iv) having access to sources of liquidity; (v) recovering the costs and expenses of this business in the rates charged to customers and (vi) earning a just and reasonable rate of return on invested capital. The regulated utility segment reported total operating revenues related to gas sales and deliveries to external customers of approximately $1.2 billion, $1.1 billion, and $1.3 billion in fiscal years ended September 30, 2013, 2012 and 2011, respectively.

Rates and Regulatory Matters

Washington Gas is regulated by the PSC of DC, the PSC of MD and the SCC of VA which approve its terms of service and the billing rates that it charges to its customers. Hampshire is regulated by the FERC. The rates charged to utility customers are designed to recover Washington Gas’ operating expenses and natural gas commodity costs and to provide a return on its investment in the net assets used in its firm gas sales and delivery service. For a discussion of current rates and regulatory matters, refer to the section entitled “Rates and Regulatory Matters” in Management’s Discussion and Analysis for Washington Gas.

WGL Holdings, Inc.

Washington Gas Light Company

Part I

Item 1. Business (continued)

District of Columbia Jurisdiction

The PSC of DC typically consists of three full-time members who are appointed by the Mayor with the advice and consent of the District of Columbia City Council. The term of each commissioner is four years with no limitations on the number of terms that can be served. The PSC of DC has no time limitation in which it must make decisions regarding modifications to base rates charged by Washington Gas to its customers; however it targets resolving pending rate cases within nine months from the date a rate case is filed.

Maryland Jurisdiction

The PSC of MD consists of five full-time members who are appointed by the Governor with the advice and consent of the Senate of Maryland. Each commissioner is appointed to a five-year term, with no limit on the number of terms that can be served.

When Washington Gas files for a rate increase, the PSC of MD may initially suspend the proposed increase for 180 days, and then has the option to extend the suspension for an additional 30 days. If action has not been taken after 210 days, the requested rates become effective subject to refund.

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

Alternatively, an expedited rate case procedure allows proposed rate increases to be effective 30 days after the filing date, also subject to refund. Under this procedure, Washington Gas may not propose new adjustments for issues not approved in its last general rate case, or request a change in its authorized return on common equity. Once filed, other parties may propose new adjustments or a change in the cost of capital from the level authorized in its last general rate case. The expedited rate case procedure may not be available if the SCC of VA decides that there has been a substantial change in circumstances since the last general rate case filed by Washington Gas.

Seasonality of Business Operations

Washington Gas’ business is weather-sensitive and seasonal because the majority of its business is derived from residential and small commercial customers who use natural gas for space heating. Excluding deliveries for electric generation, in fiscal year 2013 and 2012, approximately 77% and 74%, respectively, of the total therms delivered in Washington Gas’ service area occurred during its first and second fiscal quarters. Washington Gas’ earnings are typically generated during these two quarters, and Washington Gas historically incurs net losses in the third and fourth fiscal quarters. The seasonal nature of the business creates large variations in short-term cash requirements, primarily due to the fluctuations in the level of customer accounts receivable, unbilled revenues and storage gas inventories. Washington Gas finances these seasonal requirements primarily through the sale of commercial paper and unsecured short-term bank loans. For information on our management of weather risk, refer to the section entitled “Weather Risk” in Management’s Discussion and Analysis. For information about management of cash requirements, refer to the section entitled “Liquidity and Capital Resources” in Management’s Discussion and Analysis.

Natural Gas Supply and Capacity

Capacity and Supply Requirements

Washington Gas is responsible for acquiring sufficient natural gas supplies, interstate pipeline capacity and storage capacity to meet customer demand. As such, Washington Gas has adopted a diversified portfolio approach designed to address constraints on supply by using multiple supply receipt points, dependable interstate pipeline transportation and storage arrangements, and its own substantial storage and peak shaving capabilities. Washington Gas’ supply and pipeline capacity plan is based on forecasted system requirements, and takes into account estimated load growth, attrition, conservation, geographic location, interstate pipeline and storage capacity and contractual limitations and the forecasted movement of customers between bundled service and delivery service. Under reduced supply conditions, Washington Gas may implement contingency plans in order to maximize the number of customers served. Contingency plans include requests to the general population to conserve and target curtailments to specific sections of the system, consistent with curtailment tariffs approved by regulators in each of Washington Gas’ three jurisdictions.

WGL Holdings, Inc.

Washington Gas Light Company

Part I

Item 1. Business (continued)

Washington Gas obtains natural gas supplies that originate from multiple regions throughout the United States and Canada. At September 30, 2013 and 2012, Washington Gas had service agreements with four pipeline companies that provided firm transportation and/or storage services directly to Washington Gas’ city gate. For fiscal years 2013 and 2012, these contracts have expiration dates ranging from fiscal years 2014 to 2029 and 2013 to 2029, respectively.

Projects for Expanding Capacity

Washington Gas buys natural gas on a short-term basis to support growing customer demand, and has contracted with various interstate pipeline and storage companies to expand its storage and transportation capacity. The following projects are in progress to expand Washington Gas’ transportation and/or storage capacity.

Projects For Expanding Transportation and Storage Capacity (in therms)
Pipeline Service Provider	Daily Capacity	Annual Capacity	In-Service Date (Fiscal Year)

Dominion Transmission Inc. Alleghany Storage (formerly Storage Factory)	1 million	60 million	2014

Transcontinental Gas Pipe Line Company, LLC Leidy Southeast	.135 million		2016

Washington Gas will continue to monitor other opportunities to acquire or participate in obtaining additional pipeline and storage capacity that will support customer growth and improve or maintain the high level of service expected by its customer base.

Asset Optimization Derivative Contracts

Under the asset optimization program, Washington Gas utilizes its storage and transportation capacity resources when they are not being used to serve its utility customers. Washington Gas executes commodity-related physical and financial contracts in the form of forwards, futures and options as part of an asset optimization program that is managed by its internal staff. These transactions are accounted for as derivatives. The objective of this program is to derive a profit to be shared with its utility customers. Washington Gas enters into these derivative transaction contracts to lock in operating margins that will ultimately be shared between Washington Gas customers and shareholders. Since these sharing mechanisms are approved by our regulators in all three jurisdictions, any changes in fair value of the derivatives are recorded through earnings or as regulatory assets or liabilities, if realized gains and losses will be included in the rates charged to customers.

The derivatives used under this program are subject to fair value accounting treatment. This may cause significant period-to-period volatility in earnings from unrealized gains and losses associated with changes in fair value for the portion of net profits to be retained for shareholders. However, this volatility does not change the locked-in operating margins that Washington Gas will ultimately realize from these transactions. All physically and financially settled contracts under our asset optimization program are reported on a net basis in the statements of income in “Utility cost of gas.” Total net margins including unrealized gains and losses recorded to “Utility cost of gas” after sharing and management fees associated with all asset optimization transactions for the year ended September 30, 2013 and the prior two fiscal years were a net loss of $33.2 million, and net gains of $28.3 million and $1.9 million respectively.

Refer to the sections entitled “Results of Operations — Regulated Utility” and “Market Risk” in Management’s Discussion and Analysis for further discussion of the asset optimization program and its effect on earnings.

Annual Sendout

As reflected in the table below, Washington Gas received natural gas from multiple sources in fiscal year 2013 and expects to use those same sources to satisfy customer demand in fiscal year 2014. Firm transportation denotes gas transported directly to the entry point of Washington Gas’ distribution system in contractual volumes. Transportation storage denotes volumes stored by a pipeline during the spring, summer and fall for withdrawal and delivery to the Washington Gas distribution system during the winter heating season to meet load requirements. Peak load requirements are met by: (i) underground natural gas storage at the Hampshire storage field; (ii) the local production of propane air plants located at Washington Gas-owned facilities in Rockville, Maryland (Rockville Station) and in Springfield, Virginia (Ravensworth Station) and (iii) other peak-shaving resources. Unregulated third party marketers acquire interstate pipeline and storage capacity and the natural gas commodity on behalf of Washington Gas’ delivery service customers under customer choice programs. Washington Gas also provides transportation, storage and peaking resources to unregulated third party marketers (refer to the section entitled “Natural Gas Unbundling”). These retail marketers have natural gas delivered to the entry point of Washington Gas’ distribution system on behalf of those utility customers that have decided to acquire their natural gas commodity on an unbundled basis, as discussed below.

WGL Holdings, Inc.

Washington Gas Light Company

Part I

Item 1. Business (continued)

Excluding the sendout of sales and deliveries of natural gas used for electric generation, total sendout on the system was 1,651 million therms during fiscal year 2013, compared to total sendout of 1,429 million therms during fiscal year 2012. The increase in 2013 was the result of weather in fiscal year 2013 that was colder than fiscal year 2012. The sendout for fiscal year 2014 is estimated at 1,630 million therms (based on normal weather). The sources of delivery and related volumes that were used to satisfy the requirements of fiscal year 2013 and those projected for pipeline year 2014 are shown in the following table.

Sources of Delivery for Annual Sendout
(In millions of therms)	Fiscal Year
Sources of Delivery	Actual 2012	Actual 2013	Projected 2014
Firm Transportation	496	613	606
Transportation Storage	226	261	247
Hampshire Storage, Company-Owned Propane-Air Plants, and other Peak-Shaving Resources	20	18	18
Unregulated Third Party Marketers	687	759	759
Total	1,429	1,651	1,630

Design Day Sendout

The effectiveness of Washington Gas’ capacity resource plan is largely dependent on the sources used to satisfy forecasted and actual customer demand requirements for its design day. For planning purposes, Washington Gas assumes that all interruptible customers will be curtailed on the design day. Washington Gas’ forecasted design day demand for the 2013-2014 winter season is 18.8 million therms and Washington Gas’ projected sources of delivery for design day sendout is 19.8 million therms. This provides a reserve margin of approximately 5.2%. Washington Gas plans for the optimal utilization of its storage and peaking capacity to reduce its dependency on firm transportation and to lower pipeline capacity costs. The following table reflects the sources of delivery that are projected to be used to satisfy the forecasted design day sendout estimate for fiscal year 2014.

Projected Sources of Delivery for Design Day Sendout
(In millions of therms)	Fiscal Year 2014
Sources of Delivery	Volumes	Percent
Firm Transportation	5.5	28%
Transportation Storage	7.5	38%
Hampshire Storage, Company-Owned Propane-Air Plants and other Peak- Shaving Resources	6.6	33%
Unregulated Third Party Marketers	0.2	1%
Total	19.8	100%

Natural Gas Unbundling

At September 30, 2013, customer choice programs for natural gas customers were available to all of Washington Gas’ regulated utility customers in the District of Columbia, Maryland and Virginia. These programs allow customers to purchase their natural gas from unregulated third party marketers, rather than purchasing this commodity as part of a bundled service from the local utility. Of Washington Gas’ 1.105 million active customers at September 30, 2013, approximately 172,000 customers purchased their natural gas commodity from unregulated third party marketers.

WGL Holdings, Inc.

Washington Gas Light Company

Part I

Item 1. Business (continued)

The following table provides the status of customer choice programs in Washington Gas’ jurisdictions at September 30, 2013.

Status of Customer Choice Programs
At September 30, 2013
Jurisdiction	Customer Class	Eligible Customers
		Total	% Participating

District of Columbia	Firm:
	Residential	142,249	11%
	Commercial	12,543	34%
	Interruptible	190	95%
Maryland	Firm:
	Residential	418,974	20%
	Commercial	29,709	41%
	Interruptible	233	99%
Virginia	Firm:
	Residential	472,639	10%
	Commercial	28,374	31%
	Interruptible	212	99%
Total		1,105,123

When customers choose to purchase the natural gas commodity from unregulated third party marketers, Washington Gas’ net income is not affected because Washington Gas charges its customers the cost of gas without any mark-up. When customers select an unregulated third party marketer as their gas supplier, Washington Gas continues to charge these customers to deliver natural gas through its distribution system at rates identical to the delivery portion of the bundled sales service customers.

Competition

The Natural Gas Delivery Function

The natural gas delivery function, the core business of Washington Gas, continues to be regulated by local and state regulatory commissions. In developing this core business, Washington Gas has invested $3.9 billion as of September 30, 2013 to construct and operate a safe and reliable distribution system. Because of the high fixed costs and significant safety and environmental considerations associated with building and operating a distribution system, Washington Gas expects to continue being the only owner and operator of a distribution system in its current franchise area for the foreseeable future. The nature of Washington Gas’ customer base and the distance of most customers from interstate pipelines mitigate the threat of bypass of its facilities by other potential delivery service providers.

Competition with Other Energy Products

Washington Gas faces competition based on customers’ preference for other energy products and the prices of those products compared to natural gas. In the residential market, which generates a significant portion of Washington Gas’ net income, the most significant product competition occurs between natural gas and electricity. Because the cost of electricity is affected by the cost of fuel used to generate electricity, such as natural gas, Washington Gas generally maintains a price advantage over competitive electricity supply in its service area for traditional residential uses of energy such as heating, water heating and cooking. Washington Gas continues to attract the majority of the new residential construction market in its service territory, and consumers’ continuing preference for natural gas allows Washington Gas to maintain a strong market presence. The following table lists the increase in the number of active customer meters by jurisdiction and major rate class for the year ended September 30, 2013.

New Customer Meters by Area
	Residential	Commercial and Interruptible	Group Meter Apartments	Total
Maryland	5,904	289	21	6,214
Virginia	5,187	410	7	5,604
District of Columbia	534	103	13	650
Total	11,625	802	41	12,468

In the interruptible market, fuel oil is the prevalent energy alternative to natural gas. Washington Gas’ success in this market depends largely on the relationship between natural gas and oil prices. The supply of natural gas primarily is derived from domestic sources, and the relationship between supply and demand generally has the greatest impact on natural gas prices. Since the source of a large portion of oil comes from foreign countries, political events and foreign currency conversion rates can influence oil supplies and prices to domestic consumers.

WGL Holdings, Inc.

Washington Gas Light Company

Part I

Item 1. Business (continued)

RETAIL ENERGY-MARKETING SEGMENT

Description

The retail energy-marketing segment consists of the operations of WGEServices, which competes with regulated utilities and other unregulated third party marketers to sell natural gas and/or electricity directly to residential, commercial and industrial customers in Maryland, Virginia, Delaware, Pennsylvania and the District of Columbia. WGEServices buys natural gas and electricity with the objective of earning a profit through competitively priced sales contracts with end-users. These commodities are delivered to retail customers through the distribution systems owned by regulated utilities. Washington Gas delivers the majority of natural gas sold by WGEServices, and unaffiliated electric utilities deliver all of the electricity sold. Additionally, WGEServices bills its customers either independently or through the billing services of the regulated utilities that deliver its commodities. Refer to Note 18—Related Party Transactions of the Notes to Consolidated Financial Statements for further discussion of our purchase of receivables program.

WGEServices also sells wind and other renewable energy credits and carbon offsets to retail customers. WGEServices does not own or operate any other natural gas, production, transmission or distribution assets.

At September 30, 2013, 2012 and 2011, respectively, WGEServices served approximately 168,000, 177,000 and 172,000 residential, commercial and industrial natural gas customer accounts and approximately 180,000, 194,000 and 183,000 residential, commercial and industrial electricity customer accounts located in Maryland, Virginia, Delaware, Pennsylvania and the District of Columbia. Its customer concentration is such that the loss of any one customer or group of customers would not have a significant adverse effect on its business.

Factors critical to managing the retail energy-marketing segment include:

•

managing the market risk of the difference between the price committed to customers under sales contracts and the cost of natural gas and electricity needed to satisfy these commitments, including capacity and transmission costs and costs to meet renewable portfolio standards;

•	managing credit risks associated with customers and suppliers;
•

having sufficient deliverability of natural gas and electric supplies and transportation to serve the demand of its customers which can be affected by the ability of natural gas producers, pipeline gatherers, natural gas processors, interstate pipelines, electricity generators and regional electric transmission operators to deliver the respective commodities;

•	access to sources of financial liquidity;
•	controlling the level of selling, general and administrative expenses, including customer acquisition expenses and
•	the ability to access markets through customer choice programs or other forms of deregulation.

The retail energy-marketing segment’s total operating revenues from external customers were $1.3 billion for both fiscal years ended September 30, 2013 and 2012 and $1.4 billion in fiscal year 2011.

Seasonality of Business Operations

The operations of WGEServices are seasonal, with larger amounts of electricity being sold in the summer months and larger amounts of natural gas being sold in the winter months. Working capital requirements can vary significantly during the year and these variations are financed through internally generated funds and WGL Holdings’ issuance of commercial paper and unsecured short-term bank loans. WGEServices accesses these funds through the WGL Holdings money pool. For a discussion of the WGL Holdings money pool, refer to the section entitled “Money Pool” in Management’s Discussion and Analysis.

Natural Gas and Electricity Supply

On February 20, 2013, WGEServices entered into a five-year secured supply arrangement with Shell Energy North America (US), LP (Shell Energy). Under this arrangement, WGEServices has the ability to purchase the majority of its power, natural gas and related products from Shell Energy in a structure that reduces WGEServices’ cash flow risk from collateral posting requirements. While Shell is intended to be the majority provider of natural gas and electricity, WGEServices retains the right to purchase supply from other providers.

Natural gas supplies are delivered to WGEServices’ market territories through several interstate natural gas pipelines. To supplement WGEServices’ natural gas supplies during periods of high customer demand, WGEServices maintains gas storage inventory in storage facilities that are assigned by natural gas utilities such as Washington Gas. This storage inventory enables WGEServices to meet daily and monthly fluctuations in demand and to minimize the effect of market price volatility.

WGL Holdings, Inc.

Washington Gas Light Company

Part I

Item 1. Business (continued)

The PJM Interconnection (PJM) is a regional transmission organization that regulates and coordinates generation supply and the wholesale delivery of electricity in the states and jurisdictions where WGEServices operates. WGEServices buys wholesale and sells retail electricity in the PJM market territory, subject to its rules and regulations. PJM requires that its market participants have sufficient load capacity to serve their customers’ load requirements.

Competition

Natural Gas

WGEServices competes with regulated gas utilities and other third party marketers to sell natural gas to customers both inside and outside of the Washington Gas service area. Marketers of natural gas compete largely on price; therefore, gross margins are relatively small. To provide competitive pricing to its retail customers and in adherence to its risk management policies and procedures, WGEServices manages its natural gas contract portfolio by closely matching the commitments for gas deliveries from wholesale suppliers with requirements to serve retail sales customers. For a discussion of WGEServices’ exposure to and management of price risk, refer to the section entitled “Market Risk—Price Risk Related to the Retail Energy-Marketing Segment” in Management’s Discussion and Analysis.

Electricity

WGEServices competes with regulated electric utilities and other third party marketers to sell electricity to customers. Marketers of electric supply compete largely on price; therefore, gross margins are relatively small. To provide competitive pricing to its retail customers and in adherence to its risk management policies and procedures, WGEServices manages its electricity contract portfolio by closely matching the commitment for electricity deliveries from suppliers with requirements to serve sales customers. For a discussion of WGEServices’ exposure to and management of price risk, refer to the section entitled “Market Risk—Price Risk Related to the Retail Energy-Marketing Segment” in Management’s Discussion and Analysis.

WGEServices’ residential and small commercial electric customer growth opportunities are significantly affected by the price for Standard Offer Service (SOS) offered by electric utilities. These rates are periodically reset for each customer class based on the regulatory requirements in each jurisdiction. Customer growth opportunities either expand or contract due to the relationship of these SOS rates to current market prices.

COMMERCIAL ENERGY SYSTEMS SEGMENT

Description

The commercial energy systems segment consists of the operations of WGESystems, WGSW and the results of operations of affiliate owned commercial solar projects. WGESystems provides energy efficiency and sustainability solutions to governmental and commercial clients. These solutions include energy efficiency projects and distributed generation assets that we own and operate such as Solar PV systems, combined heat and power plants, and fuel cells. WGESystems also focuses on upgrading the mechanical, electrical, water and energy-related infrastructure of large governmental and commercial facilities by implementing both traditional as well as alternative energy technologies, primarily in the District of Columbia, Maryland and Virginia. In addition to these three regions, WGESystems is also expanding its portfolio of Solar Photovoltaic (Solar PV) power generating systems into Arizona, California, Connecticut, Delaware, Georgia, Hawaii, Massachusetts, New Jersey and New Mexico. WGESystems is also evaluating opportunities in other geographical locations within the United States. The commercial energy systems segment derived approximately 84% of its revenues from work completed for various agencies of the Federal Government in fiscal year 2013 and the remainder from its commercial solar assets.

As of September 30, 2013 and 2012, WGESystems had infrastructure upgrade work backlogs of $17.4 million and $46.1 million, respectively. These backlogs include only work associated with signed contracts. As of September 30, 2013, the approximate value of backlog to be completed beyond fiscal year 2014 was $1.7 million.

Factors critical to the success of the commercial energy systems segment include:

•	generating adequate sales commitments from the government and private sectors in the facility construction and retrofit markets;
•	building a stable base of customer relationships;
•	estimating and managing fixed-price contracts with contractors;
•	managing selling, general and administrative expenses;
•	managing price and operational risk associated with solar projects and
•	successful operation and optimization of all commercial assets.

WGL Holdings, Inc.

Washington Gas Light Company

Part I

Item 1. Business (continued)

This segment comprises the operations of WGSW, which was formed to invest in solar power generation and other energy efficiency solutions for customers. See Note 17: Investments in Non-Consolidated Affiliates for details on these investments.

The commercial energy systems segment made up 36% of the total expenditures for capital assets. The chart below illustrates the capital investments by operating segment for the year ended September 30, 2013:

Competition

There are many competitors in this business segment. Within the government sector, competitors primarily include companies contracting with customers under Energy Savings Performance Contracting (ESPC) as well as utilities providing services under Utility Energy Saving Contracts (UESC). In the commercial markets, in addition to ESPCs, competitors include manufacturers of equipment and control systems and consulting firms. In the renewable energy and distributed generation maket, competitors primarily include other developers, tax equity investors and lending institutions. WGESystems competes on the basis of strong customer relationships developed over many years of implementing successful projects, developing and maintaining strong supplier relationships, and focusing in areas where it can bring relevant expertise.

MIDSTREAM ENERGY SERVICES SEGMENT

Description

The Midstream Energy Services segment, which consists of the operations of WGL Midstream, engages in developing, acquiring, managing and optimizing natural gas storage and transportation assets. WGL Midstream enters into both physical and financial derivative transactions to mitigate risks while maximizing potential profits from the optimization of these assets under its management. These derivatives may cause significant period-to-period volatility in earnings as recorded under GAAP; however, this volatility will not change the operating margins that WGL Midstream will ultimately realize from sales to customers or counterparties. WGL Midstream’s customers and counterparties include producers, utilities, local distribution companies, power generators, wholesale energy suppliers, pipelines and storage facilities. WGL Midstream’s risk management policy requires it to closely match its forward physical and financial positions with its asset base, thereby minimizing its price risk exposure. For a discussion of WGL Midstream’s exposure to and management of price risk, refer to the section entitled “Market Risk—Price Risk Related to the Other Non-Utility Segment” in Management’s Discussion and Analysis.

WGL Midstream competes with other midstream infrastructure and energy services companies, wholesale energy suppliers and other non-utility affiliates of regulated utilities for the acquisition of natural gas storage and transportation assets. Factors critical to the success of WGL Midstream’s operations include: (i) adhering to strong internal risk management policies; (ii) winning business in a competitive marketplace; (iii) managing credit risks associated with customers and counterparties; (iv) accessing sources of financial liquidity and (v) managing the level of general and administrative expenses.

WGL Holdings, Inc.

Washington Gas Light Company

Part I

Item 1. Business (continued)

In May 2013, WGL Midstream entered into an equity investment in Constitution Pipeline Company, LLC. The pipeline is designed to transport at least 650,000 dekatherms of natural gas per day from the Marcellus region in northern Pennsylvania to major northeastern markets. See Note 17: Variable Interest Entities and Other Non-Consolidated Investments for further details regarding this project.

OTHER ACTIVITIES

Activities and transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our other operating segments, are aggregated as “Other activities” and are included as part of non-utility operations in the operating segment financial information. Administrative and business development activity costs associated with WGL Holdings and Washington Gas Resources are included in this segment.

ENVIRONMENTAL MATTERS

We are subject to federal, state and local laws and regulations related to environmental matters. These laws and regulations may require expenditures over a long timeframe to control environmental effects. Almost all of the environmental liabilities we have recorded are for costs expected to be incurred to remediate sites where we or a predecessor affiliate operated manufactured gas plants (MGPs). Estimates of liabilities for environmental response costs are difficult to determine with precision because of the various factors that can affect their ultimate level. These factors include, but are not limited to, the following:

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

Washington Gas has identified up to ten sites where it or its predecessors may have operated MGPs. Washington Gas’ last use of an MGP was in 1984. In connection with these operations, we are aware that coal tar and certain other by-products of the gas manufacturing process are present at or near some former sites, and may be present at others. Based on the information available to us, we have concluded that none of the sites are likely to present an unacceptable risk to human health or the environment, and either the appropriate remediation is being undertaken, or Washington Gas believes no remediation is necessary. The impact of these matters is not expected to have a material effect on Washington Gas’ financial position, cash flows, capital expenditures, earnings or competitive position. See Note 12—Environmental Matters of the Notes to Consolidated Financial Statements for further discussion of environmental response costs.

OTHER INFORMATION

At September 30, 2013, we had 1,416 employees comprising 1,297 utility and 119 non-utility employees. At September 30, 2012, we had 1,362 employees comprising 1,235 utility and 127 non-utility employees.

Our code of conduct, corporate governance guidelines, and charters for the governance, audit and human resources committees of the Board of Directors are available on the corporate Web site www.wglholdings.com under the “Corporate Governance” link, and any changes or amendments to these documents will also be posted to this section of our Web site. Copies may be obtained by request to the Corporate Secretary at WGL Holdings, Inc., 101 Constitution Ave., N.W., Washington, D.C. 20080. Also on the corporate web site is additional information about WGL Holdings and free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments filed with or furnished to the Securities and Exchange Commission.

Our Chairman and Chief Executive Officer certified to the New York Stock Exchange (NYSE) on March 25, 2013 that, as of that date, he was unaware of any violation by WGL Holdings of the NYSE’s corporate governance listing standards.

Our research and development costs during fiscal years 2013, 2012 and 2011 were not material.

WGL Holdings, Inc.

Washington Gas Light Company

Part I

Item 1A. Risk Factors

ITEM 1A. RISK FACTORS

The risk factors described below should be read in conjunction with other information included or incorporated by reference in this annual report on Form 10-K, including an in-depth discussion of these risks in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risks and uncertainties described below are not the only risks and uncertainties facing us that could adversely affect our results of operations, cash flows and financial condition.

WGL HOLDINGS, INC.

Our business may be adversely affected if we are unable to pay dividends on our common stock and principal and interest on our outstanding debt.

WGL Holdings is a holding company whose assets consist primarily of investments in subsidiaries. Accordingly, we conduct all of our operations through our subsidiaries. Our ability to pay dividends on our common stock and to pay principal and accrued interest on our outstanding debt depends on the payment of dividends to us by certain of our subsidiaries or the repayment of funds to us by our principal subsidiaries. The extent to which our subsidiaries do not pay dividends or repay funds to us may adversely affect our ability to pay dividends to holders of our common stock and principal and interest to holders of our debt.

If we are unable to access sources of liquidity or capital, or the cost of funds increases significantly, our subsidiaries’ businesses may be adversely affected.

Our ability to obtain adequate and cost effective financing depends on our credit ratings as well as the liquidity of financial markets. Our credit ratings depend largely on the financial performance of our subsidiaries, and a downgrade in our current credit ratings could adversely affect our access to sources of liquidity and capital, as well as our borrowing costs.

We have credit risk that could adversely affect our results of operations, cash flows and financial condition.

We extend credit to counterparties. While we have prudent risk management policies in place, including credit policies, netting arrangements and margining provisions incorporated in contractual agreements, the risk exists that we may not be able to collect amounts owed to us.

Derivatives legislation and implementing rules could have an adverse impact on our ability to hedge risks associated with our business.

The Dodd-Frank Act regulates derivative transactions, which include certain instruments used in our risk management activities. The Dodd-Frank Act requires that most swaps be cleared through a registered clearing facility and traded on a designated exchange or swap execution facility, with certain exceptions for entities that use swaps to hedge or mitigate commercial risk. Although the Dodd-Frank Act includes significant new provisions regarding the regulation of derivatives, the impact of those requirements have not been fully implemented by both the SEC and the Commodities Futures Trading Commission. The legislation and any new regulations could increase the operational and transactional cost of derivatives contracts and affect the number and/or creditworthiness of available counterparties.

Cyber attacks, including cyber-terrorism or other information technology security breaches, could disrupt our business operations and/or result in the loss or exposure of confidential or sensitive information.

Security breaches of our information technology infrastructure, including cyber attacks and cyber-terrorism, could lead to disruptions of our distribution or otherwise adversely impact our ability to safely operate our pipeline systems and serve our customers effectively. An attack on or failure of information technology systems could result in the unauthorized release of customer, employee or other confidential or sensitive data. The foregoing events could adversely affect our business reputation, diminish customer confidence, subject us to financial liability or increased regulation, increase our costs and expose us to material legal claims and liability and adversely affect our operations and financial results. While we maintain system security protocols, there is no guarantee that the measures we have implemented to protect against unauthorized access to secured data are adequate to safeguard against all data security breaches.

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

WGEServices’ business, earnings and cash requirements are highly weather sensitive and seasonal.

The operations of WGEServices, our retail energy-marketing subsidiary, are weather sensitive and seasonal, with a significant portion of revenues derived from the sale of natural gas to retail customers for space heating during the winter months, and from the sale of electricity to customers for cooling during the summer months. Weather conditions directly influence the volume of natural gas and electricity delivered to customers. Weather conditions can also affect the short-term pricing of energy supplies that WGEServices may need to procure to meet the needs of its customers. Deviations in weather from normal levels and the seasonal nature of WGEServices’ business can create large variations in earnings and short-term cash requirements.

The ability of WGEServices to meet customers’ natural gas and electricity requirements may be impaired if contracted supply is not available or delivered in a timely manner.

Sufficient capability to deliver natural gas and electric supplies to serve the demand of WGEServices’ customers is dependent upon the ability of natural gas producers, pipeline gatherers, natural gas processors, interstate pipelines, suppliers of electricity and regional electric transmission operators to meet these requirements. If WGEServices is unable to secure adequate supplies in a timely manner, either due to the failure of its suppliers to deliver the contracted commodity or the inability to secure additional quantities during significant abnormal weather conditions, it may be unable to meet its customer requirements. Such inability to meet its delivery obligations to customers could result in WGEServices experiencing defaults on contractual terms with its customers, penalties and financial damage payments, the loss of certain licenses and operating authorities, and/or a need to return customers to the regulated utility companies, such as Washington Gas.

The risk management strategies and related hedging activities of WGEServices may not be effective in managing risks and may cause increased volatility in its earnings.

WGEServices is exposed to commodity price risk to the extent its natural gas and electricity purchases and obligations are not closely matched to its sales commitments in terms of volume and pricing. In addition, WGEServices is exposed to pricing of certain services provided or required by the power pool in which it operates. WGEServices attempts to manage its exposure to commodity price risk, as well as its exposure to weather and delivery risks by hedging, setting risk limits, customer pricing terms and employing other risk management tools and procedures. These risk management activities may not be as effective as planned, and cannot eliminate all of WGEServices’ risks.

WGEServices relies on guarantees and access to cash collateral from WGL Holdings.

The ability of WGEServices to purchase natural gas and electricity from suppliers is dependent upon guarantees issued on its behalf by WGL Holdings, and upon access to cash collateral through the issuance of commercial paper and unsecured short-term bank loans by WGL Holdings. Should WGL Holdings not renew such guarantees, provide access to cash collateral, or if WGL Holdings’ credit ratings are downgraded, the ability of WGEServices to make commodity purchases at reasonable prices may be impaired.

Regulatory developments may negatively affect WGEServices.

The regulations that govern the conduct of competitive energy marketers are subject to change as the result of legislation or regulatory proceedings. Changes in these regulatory rules could reduce customer growth opportunities for WGEServices, or could reduce the profit opportunities associated with certain groups of existing or potential new customers.

Competition may negatively affect WGEServices.

WGEServices competes with other non-regulated retail suppliers of natural gas and electricity, as well as with the commodity rate offerings of electric and gas utilities. Increases in competition including utility commodity rate offers that are below prevailing market rates may result in a loss of sales volumes or a reduction in growth opportunities.

Investing in certain non-controlling interests in investments may limit our ability to manage risks associated with these investments.

We have, and may acquire additional, non-controlling interests in investments. We may not have the right or power to direct the management of these interests in investments. In addition, other participants may become bankrupt or have other economic or business objectives that could negatively impact our investments.

WGL Holdings, Inc.

Washington Gas Light Company

Part I

Item 1A. Risk Factors (continued)

Investments in renewable energy projects are subject to substantial risks and uncertainty.

Returns on investments in renewable energy projects depend upon current regulatory and tax incentives, which are subject to uncertainty with respect to their extent and future availability. As a result, investments in renewable energy projects face the risk that the current incentives will expire or become modified in the future thereby adversely affecting existing projects, economic performance and future potential for growth in this area.

Delays in the Federal Government budget appropriations may negatively impact WGESystems earnings.

The operations of WGESystems are sensitive to federal government agencies’ receipt of funding in a timely manner. A significant portion of revenues is derived from implementing projects related to energy efficiency and energy conservation measures for federal government agencies in the Washington DC metro area. Lack of timely funding of these federal agencies directly impacts completion of ongoing projects and the ability of WGESystems to obtain new contracts, and as a result will negatively impact earnings.

WGESystems’ earnings may be negatively impacted by the Solar Renewable Energy Credit (SREC) markets.

A significant portion of revenues of WGESystems is derived from the sale of SRECs produced as a result of owning and operating commercial solar systems. SREC pricing is determined by the market in each of the states where the solar systems are installed. Oversupply of the SRECs in any state as a result of overbuilding of solar systems in the state will result in higher supply of SRECs than demand requires, which will negatively impact the price of SRECs. Any legislative change in a state that reduces renewable portfolio standards or alternative compliance payment requirements for renewable energy may negatively impact the price of SRECs.

Changes to the Federal Investment Tax Credit (ITC) Policies may negatively affect WGESystems’ and WGSW’s earnings.

Part of WGESystems and WGSW’s investment strategy for owning and operating energy assets and selling energy to customers is based on the current ITC provision in the tax code that allow WGL Holdings to reduce its tax burden by investing in renewable and alternative energy assets like solar, ductless heat pumps and fuel cells. The current ITC provisions allow WGL Holdings to reduce its tax burden by the equivalent of up to 30% for every dollar invested in renewable energy assets. A reduction or elimination of the ITC tax provisions for renewable and alternative energy assets may have a negative impact on WGESystems’ and WGSW’s continued growth.

WASHINGTON GAS LIGHT COMPANY

Changes in the regulatory environment or unfavorable rate regulation, which can be affected by new laws or political considerations, may restrict or delay Washington Gas’ ability to earn a reasonable rate of return on its invested capital to provide utility service and to recover fully its operating costs.

Washington Gas is regulated by several regulatory commissions and agencies. These regulatory commissions generally have authority over many of the activities of Washington Gas’ business including, but not limited to, the rates it charges to its customers, the amount and type of securities it can issue, the nature of investments it can make, the nature and quality of services it provides, safety standards, collection practices and other matters. These regulators also may modify Washington Gas’ rates to change the level, type and methods that it utilizes to recover its costs, including the costs to acquire, store, transport and deliver natural gas. The actions of regulatory commissions may restrict or delay Washington Gas’ ability to earn a reasonable rate of return on invested capital and/or fully recover operating costs.

Washington Gas’ ability to meet customers’ natural gas requirements may be impaired if its contracted gas supplies and interstate pipeline and storage services are not available or delivered in a timely manner.

Washington Gas is responsible for acquiring sufficient natural gas supplies, interstate pipeline capacity and storage capacity to meet current and future customers’ annual and seasonal natural gas requirements. If Washington Gas is not able to maintain a reliable and adequate natural gas supply and sufficient pipeline capacity to deliver that supply, it may be unable to meet its customers’ requirements.

Washington Gas needs to acquire additional capacity to deliver natural gas on the coldest days of the year, and it may not receive the necessary authorizations to do so in a timely manner.

Washington Gas needs to acquire additional interstate pipeline transportation or storage capacity and construct transmission and distribution pipe to deliver additional capacity into growth areas on our system. The availability of these options may be limited by market supply and demand, the timing of Washington Gas’ participation in new interstate pipeline construction projects and local permitting requirements as well as the acquisition of rights of way. This could cause an interruption in Washington Gas’ ability to satisfy the needs of some of its customers.

WGL Holdings, Inc.

Washington Gas Light Company

Part I

Item 1A. Risk Factors (continued)

Washington Gas was planning to construct a one billion cubic foot liquefied natural gas (LNG) storage facility in Chillum, Maryland to meet its customers’ forecasted demand for natural gas. The new storage facility was expected to be completed and in service by the 2019-2020 winter heating season; however, the United States District Court for the District of Maryland ruled that local zoning laws that have prohibited our construction of this plant are authoritative. We appealed this court’s ruling but did not prevail.

Operating issues could affect public safety and the reliability of Washington Gas’ distribution system, which could materially affect Washington Gas’ results of operations, financial condition and cash flows.

Washington Gas’ business is exposed to operating issues that could affect the public safety and reliability of its distribution system. Operating issues such as leaks, mechanical problems and accidents could result in significant costs to Washington Gas’ business and loss of customer confidence. Washington Gas may be unable to recover from customers through the regulatory process all or some of these costs and earn its authorized rate of return on these costs.

The receipt of low HHC gas into Washington Gas’ distribution system may result in higher operating expenses and capital expenditures that may have a material effect on its financial condition, results of operations and cash flows, and may impact system safety.

An increase in the volume of natural gas that contains a low concentration of HHCs is likely to result in increased leaks in Washington Gas’ distribution system. Additional operating expenses and capital expenditures may be necessary to contend with the receipt of increased volumes of low HHC gas into Washington Gas’ distribution system if the current preventative and remedial measures to mitigate leaks in affected portions of Washington Gas’ distribution system are unsuccessful. These additional expenditures may not be recoverable or may not be recoverable on a timely basis from customers. Additionally, such operating expenses and capital expenditures may not be timely enough to mitigate the challenges posed by increased volumes of low HHC gas and could result in leakage in couplings at a rate that would compromise our ability to respond to these leaks in a timely manner, possibly affecting safety in portions of our distribution system.

Changes in the relative prices of alternative forms of energy may strengthen or weaken the competitive position of Washington Gas’ delivery service. If the competitive position of natural gas service weakens, it may reduce the number of natural gas customers in the future and negatively affect Washington Gas’ future cash flows and net income.

The price of natural gas delivery service that Washington Gas provides competes with the price of other forms of energy such as electricity, oil and propane. Changing prices of natural gas versus other sources of energy can cause the competitive position of our natural gas delivery service to improve or decline. A decline in the competitive position of natural gas service in relation to alternative energy sources can lead to fewer natural gas customers, lower volumes of natural gas delivered, lower cash flows and lower net income.

A decline in the economy may reduce net revenue growth and reduce future net income and cash flows.

A decline in the economy of the region in which Washington Gas operates might adversely affect Washington Gas’ ability to grow its customer base and collect revenues from existing customers, which may negatively affect net revenue growth and increase costs.

If Washington Gas is unable to access sources of liquidity or capital, or the cost of funds increases significantly, Washington Gas’ business may be adversely affected.

Washington Gas’ ability to obtain adequate and cost effective financing depends on its credit ratings as well as the liquidity of financial markets. Washington Gas’ credit ratings depend largely on its financial performance, and a downgrade in current credit ratings could adversely affect its access to sources of liquidity and capital, as well as its borrowing costs and ability to earn its authorized rate of return.

As a wholly owned subsidiary of WGL Holdings, Washington Gas depends solely on WGL Holdings to raise new common equity capital and contribute that common equity to Washington Gas. If WGL Holdings is unable to raise common equity capital, this also could adversely affect Washington Gas’ credit ratings and its ability to earn its authorized rate of return. An increase in the interest rates Washington Gas pays without the recognition of the higher cost of debt in rates charged to its customers would materially affect future net income and cash flows.

Washington Gas’ risk management strategies and related hedging activities may not be effective in managing its risks, and may result in additional liability for which rate recovery may be disallowed and cause increased volatility in its earnings.

Washington Gas’ business requirements expose it to commodity price, weather, credit and interest-rate risks. Washington Gas attempts to manage its risk exposures through regulatory recovery mechanisms, hedging, the use of risk limits and by employing other risk management tools and procedures. Risk management activities may not be as effective as planned, and cannot eliminate all risks. Washington Gas also may be exposed to additional liability should the anticipated revenue recovery of costs or losses incurred with certain of these risk management activities be subsequently excluded from the determination of revenues by a regulator.

WGL Holdings, Inc.

Washington Gas Light Company

Part I

Item 1A. Risk Factors (concluded)

Washington Gas’ facilities and operations may be impaired by cyber-attacks or acts of terrorism.

Washington Gas’ distribution, storage facilities and IT infrastructure may be targeted by terrorist activities. Resulting damage could cause disruption of the ability to meet customer requirements. A security breach of Washington Gas’ information systems could impact the reliability of the distribution system or result in the theft of sensitive customer or employee information.

Terrorist attacks may also disrupt capital markets and Washington Gas’ ability to raise capital. A terrorist attack on Washington Gas’ facilities or those of its natural gas suppliers or customers could result in a significant decrease in revenues or a significant increase in response costs.

Washington Gas may face certain regulatory and financial risks related to climate change legislation.

Future proposals to limit greenhouse gas (GHG) emissions, measured in carbon dioxide equivalent units, could adversely affect our operating and service costs and demand for our product. In the past, the United States Congress has considered legislative proposals to limit GHG emissions. Should future proposals become law, the adoption could increase utility costs and prices charged to utility customers.

Washington Gas may face certain regulatory and financial risks related to pipeline safety legislation.

A number of proposals to implement increased oversight over pipeline operations and increased investment in facilities to inspect pipeline facilities, upgrade pipeline facilities, or control the impact of a breach of such facilities are pending at the federal level. Additional operating expenses and capital expenditures may be necessary to remain in compliance with the increased federal oversight resulting from such proposals. While we cannot predict with certainty the extent of these expenses and expenditures or when they will become effective, the adoption of such proposals could result in significant additional costs to Washington Gas’ business. Washington Gas may be unable to recover from customers through the regulatory process all or some of these costs and its authorized rate of return on these costs.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

WGL Holdings, Inc.

Washington Gas Light Company

Part I

Item 2. Properties

ITEM 2. PROPERTIES

At September 30, 2013, Washington Gas provided services in various areas of the District of Columbia, Maryland and Virginia, and held certificates of convenience and necessity, licenses and permits necessary to maintain and operate its properties and businesses. The regulated utility segment is the only segment where property, plant and equipment are significant assets.

Property, plant and equipment are stated at original cost, including labor, materials, taxes and overhead costs incurred during the construction period. Washington Gas calculates depreciation applicable to its utility gas plant in service primarily using a straight-line method over the estimated remaining life of the plant. The composite depreciation and amortization rate of the regulated utility was 2.86%, 2.87% and 2.84% during fiscal years 2013, 2012 and 2011, respectively, which included an allowance for estimated accrued non-legal asset removal costs (see Note 1 —Accounting Policy of the Notes to Consolidated Financial Statements).

At September 30, 2013, Washington Gas had approximately 667 miles of transmission mains, 12,897 miles of distribution mains and 13,380 miles of distribution services. Washington Gas has the storage capacity for approximately 15.0 million gallons of propane for peak-shaving.

Washington Gas owns approximately 40 acres of land and three buildings (two completed in 2012 and one in 1970, respectively) at 6801, 6803 and 6805 Industrial Road in Springfield, Virginia. The Springfield site houses both operating and certain administrative functions of the utility. The old operations center is unused and is being marketed for sale. Washington Gas also holds title to land and buildings used as substations for its utility operations.

Washington Gas also has peak shaving facilities to enhance deliverability in periods of peak demand in the winter that consist of propane air plants in Springfield, Virginia (Ravensworth Plant) and Rockville, Maryland (Rockville Plant). Hampshire owns full and partial interests in, and operates underground natural gas storage facilities in Hampshire County, West Virginia. Hampshire accesses the storage field through 12 storage wells that are connected to an 18-mile transmission pipeline system. Concurrent with acquiring and protecting its storage rights, Hampshire has historically acquired certain exploration and development rights in West Virginia principally in the Oriskany Sandstone, the Marcellus Shale and other shale formations. These rights are predominately owned by lease and they are applicable to approximately 26,000 gross acres for the storage facilities of which 12,200 acres may be subject to exploration in addition to its storage function. Hampshire also operates a compressor station utilized to increase line pressure for injection of gas into storage. For fiscal year 2014, we estimate that the Hampshire storage facility has the capacity to supply approximately 4.2 billion cubic feet of natural gas to Washington Gas’ system for meeting winter season demands.

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

In addition, WGESystems owns 37 megawatts of installed solar capacity in 11 different states at September 30, 2013 .

Facilities utilized by our corporate headquarters, as well as by the retail energy-marketing and commercial energy systems segments, are located in the Washington, D.C. and Baltimore metropolitan area and are leased.

The Mortgage of Washington Gas dated January 1, 1933 (Mortgage), as supplemented and amended, securing any First Mortgage Bonds (FMBs) it issues, constitutes a direct lien on substantially all property and franchises owned by Washington Gas other than a small amount of property that is expressly excluded. At September 30, 2013 and 2012, there was no debt outstanding under the Mortgage.

Washington Gas executed a supplemental indenture to its unsecured Medium-Term Note (MTN) indenture on September 1, 1993, providing that Washington Gas will not issue any FMBs under its Mortgage without also securing all MTNs with all other debt secured by the Mortgage.

WGL Holdings, Inc.

Washington Gas Light Company

Part I

Item 3. Legal Proceedings

ITEM 3. LEGAL PROCEEDINGS

The nature of our business ordinarily results in periodic regulatory proceedings before various state and federal authorities. For information regarding pending federal and state regulatory matters, see Note 13—Commitments and Contingencies, contained in Part II under the Notes to Consolidated Financial Statements.

On December 30, 2011, a complaint was filed against Washington Gas in the Superior Court of the District of Columbia. The complaint was filed on behalf of six plaintiffs who are collectively seeking damages in the amount of $110 million. The plaintiffs in the case are: Stephen D. Vermillion III, Jennifer Vermillion, Anna Cederberg Heard, C.J.C. (a minor), and Adrienne Connolly and James Connolly. Pursuant to the complaint, the plaintiffs have sued Washington Gas for various personal injuries and damages allegedly related to, and negligently caused by, pollutants located at Washington Gas’ East Station site at which a manufactured gas plant was formerly operated. The East Station site is adjacent to the Anacostia River in Washington, DC. Washington Gas has filed third-party complaints against the United States and the District of Columbia for contribution, and a counterclaim against James Connolly for any unmet notice obligations. On April 9, 2013, the United States filed a notice of removal to remove the case from the Superior Court to the U.S. District Court for the District of Columbia. On June 20, 2013, the case was subsequently remanded back to the Superior Court. Ultimately, all claims related to this matter were settled in October 2013.

On August 14, 2012, a third-party complaint was filed against Washington Gas and WGL Holdings, Inc. in the Arlington County Circuit Court in Virginia (the Court) by The Carlin Limited Partnership and Foundation Property Management, Inc. (The Carlin). The case involves a complaint filed by plaintiff Marianne Karklins, against The Carlin, seeking $50 million in damages for injuries sustained as a result of an explosion and fire in an apartment on May 21, 2011. Pursuant to the complaint, the plaintiff asserts claims of negligence and negligence per se against The Carlin for her injuries. The third-party complaint was filed on behalf of The Carlin and seeks contribution for any sums awarded to the plaintiff. Washington Gas and WGL Holdings, Inc. filed a demurrer which was sustained by the Court in a letter opinion dated November 28, 2012, effectively dismissing the third-party complaint. The Court allowed the defendants to file an amended third-party complaint and a subsequent demurrer to this amended third-party complaint was overruled. Shortly thereafter, plaintiff filed an amended complaint adding Washington Gas and WGL Holdings, Inc. as defendants. Washington Gas and WGL Holdings, Inc. sought dismissal of the amended complaint and, as a result, WGL Holdings, Inc. was dismissed from the action without prejudice. Prior to trial which was scheduled to start October 7, 2013, and upon the request of The Carlin, all parties participated in non-binding mediation. Non-binding mediation has resulted in dismissal of the case with prejudice and a settlement of all claims.

WGL Holdings, Inc.

Washington Gas Light Company

Part I

Item 4. Mine Safety

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

WGL Holdings, Inc.

Washington Gas Light Company

Part I

EXECUTIVE OFFICERS OF THE REGISTRANTS

The names, ages and positions of the executive officers of the registrants at October 31, 2013, are listed below along with their business experience during the past five years. The age of each officer listed is as of the date of filing of this report. There is no family relationship among the officers.

Unless otherwise indicated, all officers have served continuously since the dates indicated, and all positions are executive officers listed with Washington Gas Light Company.

Executive Officers
Name, Age and Position with the registrants	Date Elected or Appointed

Vincent L. Ammann, Jr., Age 54 (1)
Senior Vice President and Chief Financial Officer	October 1, 2013
Vice President and Chief Financial Officer	September 30, 2006

Gautam Chandra, Age 47 (1)
Vice President—Business Development, Strategy and Non-Utility Operations	October 1, 2011
Vice President—Business Development, Strategy and Business Process Outsourcing and Non-Utility Operations	October 1, 2009
Vice President—Business Process Outsourcing and Non-Utility Operations	July 2, 2007

Adrian P. Chapman, Age 56 (1)
President and Chief Operating Officer	October 1, 2009
Vice President—Operations, Regulatory Affairs and Energy Acquisition	October 1, 2005

William R. Ford, Age 58 (1)
Vice President and Chief Accounting Officer	October 1, 2013
Controller	October 1, 2010
Division Head—Assistant Controller	January 26, 2009
Director—Assistant to the Controller	June 13, 2005

Marcellous P. Frye, Jr., Age 46
Vice President—Support Services	March 21, 2008

Eric C. Grant, Age 56
Vice President—Corporate Relations	October 1, 2009
Director—Corporate Communications	September 4, 2007

Luanne S. Gutermuth, Age 51
Vice President—Human Resources and Organization Development	October 1, 2010
Division Head—Consumer Services	July 31, 2008

Terry D. McCallister, Age 57 (1)
Chairman of the Board and Chief Executive Officer	October 1, 2009
President and Chief Operating Officer	October 1, 2001

Anthony M. Nee, Age 57 (1)
Vice President and Treasurer	October 1, 2013
Treasurer	February 14, 2009
Division Head—Risk Management	December 8, 2003

Arden T. Phillips, Age 42 (1)
Corporate Secretary and Governance Officer	October 1, 2010
Assistant Secretary	March 5, 2007

Roberta W. Sims, Age 59
Vice President—Regulatory Affairs and Energy Acquisition	October 1, 2009
Vice President—Corporate Relations and Communication	January 31, 1996

Douglas A. Staebler, Age 53
Vice President—Operations, Engineering, Construction and Safety	October 31, 2006

Leslie T. Thornton, Age 55 (1,2)
Vice President and General Counsel	January 1, 2012
Counsel to the Chairman	November 28, 2011

(1) At September 30, 2013, Executive Officer of both WGL Holdings, Inc. and Washington Gas Light Company.

(2) Ms. Thornton was previously a partner at Dickstein Shapiro, LLP where she managed sensitive internal corporate, federal government and state attorney general investigations.

WGL Holdings, Inc.

Part II

Item 5. Market for Registrant’s Common Equity, Related

Stockholder Matters and Issuer Purchases of Equity Securities

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At October 31, 2013, WGL Holdings had 10,517 common shareholders of record. During fiscal years 2013 and 2012, WGL Holdings’ common stock was listed for trading on the New York Stock Exchange and was shown under the ticker symbol “WGL.” We did not purchase any of our outstanding common stock and had no restrictions on dividends during fiscal years 2013 or 2012. The table below shows quarterly price ranges and quarterly dividends paid for the fiscal years ended September 30, 2013 and 2012.

Common Stock Price Range and Dividends Paid
	High	Low	Dividends Paid Per Share	Dividend Payment Date
Fiscal Year 2013
Fourth quarter	$46.96	$40.00	$0.42000	8/1/2013
Third quarter	46.22	41.16	0.42000	5/1/2013
Second quarter	44.30	38.30	0.40000	2/1/2013
First quarter	40.33	35.96	0.40000	11/1/2012
Fiscal Year 2012
Fourth quarter	$41.53	$38.97	$0.4000	8/1/2012
Third quarter	41.30	37.65	0.4000	5/1/2012
Second quarter	44.97	39.85	0.3875	2/1/2012
First quarter	44.99	36.84	0.3875	11/1/2011

WGL Holdings, Inc.

Part II

Item 6. Selected Financial Data

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial data for WGL Holdings derived from our financial statements as of and for the last five fiscal years. The information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements.

(In thousands, except per share data)
Years Ended September 30,	2013	2012	2011	2010	2009

SUMMARY OF EARNINGS
Operating Revenues
Utility	$1,174,724	$1,109,355	$1,264,580	$1,297,786	$1,481,089
Non-utility	1,291,414	1,315,955	1,486,921	1,411,090	1,225,767

Total operating revenues	$2,466,138	$2,425,310	$2,751,501	$2,708,876	$2,706,856

Income from continuing operations	$80,253	$139,818	$117,050	$109,885	$120,373

COMMON STOCK DATA
Earnings per average share:
Basic	$1.55	$2.71	$2.29	$2.17	$2.40
Diluted	$1.55	$2.71	$2.28	$2.16	$2.39
Dividends Declared per share	$1.6600	$1.5875	$1.5400	$1.5000	$1.4575
Shares outstanding—year end (thousands)	51,774	51,612	51,365	50,975	50,143
CAPITALIZATION-YEAR END
Common shareholders’ equity	$1,274,545	$1,269,556	$1,202,715	$1,153,395	$1,097,698
Washington Gas Light Company preferred stock	28,173	28,173	28,173	28,173	28,173
Long-term debt, excluding current maturities	524,067	589,202	587,213	592,875	561,830

Total capitalization	$1,826,785	$1,886,931	$1,818,101	$1,774,443	$1,687,701

OTHER FINANCIAL DATA
Property, plant and equipment-net—year-end	$2,907,463	$2,667,413	$2,489,901	$2,346,208	$2,269,141

Total assets—year-end	$4,260,060	$4,110,947	$3,809,034	$3,643,894	$3,349,890

Washington Gas Light Company

Part II

Item 6. Selected Financial Data

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial data for Washington Gas derived from the financial statements as of and for the last five fiscal years. The information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements.

(In thousands, except per share data)

Years Ended September 30,	2013	2012	2011	2010	2009

SUMMARY OF EARNINGS
Operating Revenues
Utility	$1,200,357	$1,137,666	$1,288,539	$1,321,446	$1,505,875
Non-utility	-	-	-	75	41

Total operating revenues	$1,200,357	$1,137,666	$1,288,539	$1,321,521	$1,505,916

Income from continuing operations	$71,002	$108,726	$68,270	$101,029	$105,265

CAPITALIZATION-YEAR END
Common shareholder’s equity	$1,024,583	$1,025,743	$990,135	$994,876	$966,439
Preferred stock	28,173	28,173	28,173	28,173	28,173
Long-term debt, excluding current maturities	524,067	589,202	587,213	592,875	561,830

Total capitalization	$1,576,823	$1,643,118	$1,605,521	$1,615,924	$1,556,442

OTHER FINANCIAL DATA
Property, plant and equipment-net—year-end	$2,724,881	$2,574,396	$2,448,574	$2,329,528	$2,255,870

Total assets—year-end	$3,474,389	$3,503,265	$3,379,048	$3,270,276	$3,051,572

UTILITY GAS SALES AND DELIVERIES (thousands of therms)
Gas sold and delivered
Residential firm	660,424	540,206	677,558	662,357	689,986
Commercial and industrial
Firm	180,942	149,515	179,207	170,534	203,039
Interruptible	2,897	2,042	2,573	3,649	3,377

Total gas sold and delivered	844,263	691,763	859,338	836,540	896,402

Gas delivered for others
Firm	488,182	436,698	501,187	481,099	462,051
Interruptible	270,884	243,031	271,421	267,823	273,820
Electric generation	177,533	343,315	140,557	172,995	102,759

Total gas delivered for others	936,599	1,023,044	913,165	921,917	838,630

Total utility gas sales and deliveries	1,780,862	1,714,807	1,772,503	1,758,457	1,735,032

OTHER STATISTICS
Active customer meters—year-end	1,105,123	1,094,109	1,082,983	1,073,722	1,064,071
New customer meters added	12,468	11,250	9,868	10,563	11,011
Heating degree days—actual	3,769	3,036	3,999	3,825	4,211
Weather percent colder (warmer) than normal	(0.2)%	(20.1)%	6.1%	1.6%	11.6%

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

Management’s Discussion is divided into the following two major sections:

•

WGL Holdings—This section describes the financial condition and results of operations of WGL Holdings and its subsidiaries on a consolidated basis. It includes discussions of our regulated operations, including Washington Gas and Hampshire, and our non-utility operations.

•

Washington Gas—This section describes the financial condition and results of operations of Washington Gas, a wholly owned subsidiary of WGL Holdings, which comprises the majority of the regulated utility segment.

Both sections of Management’s Discussion—WGL Holdings and Washington Gas—are designed to provide an understanding of our operations and financial performance and should be read in conjunction with the respective company’s financial statements and the combined Notes to Consolidated Financial Statements in this annual report.

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

WGL Holdings has four operating segments:

•	regulated utility;

•	retail energy-marketing;

•	commercial energy systems; and

•	midstream energy services.

Our core subsidiary, Washington Gas, engages in the delivery and sale of natural gas that is regulated by regulatory commissions in the District of Columbia, Maryland and Virginia. Through the wholly owned unregulated subsidiaries of Washington Gas Resources, we offer energy-related products and services. We offer competitively priced natural gas, electricity and energy from renewable sources to customers through WGEServices, our non-utility retail energy-marketing subsidiary. We offer efficient and sustainable commercial energy solutions focused on upgrading energy related systems of large government and commercial facilities as well as own and operate distributed generation assets such as Solar PV systems through WGESystems and WGSW. WGL Midstream engages in acquiring and optimizing natural gas storage and transportation assets.

Activities and transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our four operating segments, are aggregated as “Other Activities” and are included as part of non-utility operations. Administrative and business development costs associated with WGL Holdings and Washington Gas Resources are also included in “Other activities.”

Refer to the Business section under Item 1 of this report for further discussion of our regulated utility and non-utility business segments. For further discussion of our financial performance by operating segment, refer to Note 16 —Operating Segment Reporting of the Notes to Consolidated Financial Statements.

PRIMARY FACTORS AFFECTING WGL HOLDINGS AND WASHINGTON GAS

The following is a summary of the primary factors that affect the operations and/or financial performance of our regulated and unregulated businesses. Refer to the sections entitled “Business” and “Risk Factors” under Item 1 and Item 1A, respectively, of this report for additional discussion of these and other factors that affect the operations and/or financial performance of WGL Holdings and Washington Gas.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Weather Conditions and Weather Patterns

Washington Gas.  Washington Gas’ operations are seasonal, with a significant portion of its revenues derived from the delivery of natural gas to residential and commercial heating customers during the winter heating season. Weather conditions directly influence the volume of natural gas delivered by Washington Gas. Weather patterns tend to be more volatile during “shoulder” months within our fiscal year in which Washington Gas is going into or coming out of the primary portion of its winter heating season. During the shoulder months within quarters ending December 31 (particularly in October and November) and June 30 (particularly in April and May), customer heating usage may not correlate highly with historical levels or with the level of heating degree days (HDDs) that occur, particularly when weather patterns experienced are not consistently cold or warm.

Washington Gas’ rates are determined on the basis of expected normal weather conditions. Washington Gas has weather protection strategies that are designed to neutralize the estimated financial effects of variations from normal weather. Refer to the section entitled “Market Risk—Weather Risk” for a further discussion of Washington Gas’ weather protection strategies.

WGEServices.  The financial results of our retail energy-marketing subsidiary, WGEServices, are also affected by deviations in weather from normal levels and abnormal customer usage during the shoulder months described above. Because WGEServices sells both natural gas and electricity, its financial results may fluctuate due to unpredictable deviations in weather during the winter heating and summer cooling seasons. WGEServices purchases weather-related instruments to help manage this risk. Refer to the section entitled “Market Risk—Weather Risk” for further discussion of WGEServices’ weather-related instruments.

WGL Midstream.  Variations from normal weather may also affect the financial results of our wholesale energy business, WGL Midstream, primarily with regards to summer - winter storage spreads and in transportation spreads throughout the fiscal year. WGL Midstream manages these weather risks with, among other things, physical and financial hedging. Refer to the section entitled “Market Risk—Weather Risk” for further discussion of WGL Midstream’s weather-related instruments.

Regulatory Environment, Regulatory Decisions and Changes in Legislation

Washington Gas is regulated by the PSC of DC, the PSC of MD and the SCC of VA. These regulatory commissions approve the terms and conditions of service and the rates that Washington Gas can charge customers for its rate-regulated services in their respective jurisdictions. Changes in these rates as ordered by regulatory commissions affect Washington Gas’ financial performance.

Washington Gas expects that regulatory commissions will continue to set the prices and terms for delivery service that give it an opportunity to recover reasonable operating expenses and earn a just and reasonable rate of return on the capital invested in its distribution system.

WGEServices is subject to regulation by the public service commissions of the states in which the company is authorized as a competitive service provider. These regulatory commissions: (i) authorize WGEServices to provide service, review certain terms and conditions of service and (ii) establish the regulatory rules for interactions between the utility and the competitive service provider. In addition, these regulatory commissions issue orders and promulgate rules that establish the broad structure and conduct of retail energy markets. Changes to the rules and orders by the regulatory commissions may affect WGEServices’ financial performance.

WGL Holdings has completed an internal assessment in preparation for the Dodd-Frank Act (the Act) legislation and requirements. The Company’s determination is that none of its entities, either separately or in the aggregate, will be classified as swap dealers or major swap participants under the Act.

Availability of Natural Gas Supply and Pipeline Transportation and Storage Capacity

Washington Gas.  Washington Gas is responsible for acquiring sufficient natural gas supplies, interstate pipeline capacity and storage capacity to meet its customer requirements. As such, Washington Gas must contract for reliable, adequate supplies and delivery capacity to its distribution system, while considering: (i) the dynamics of the commodity supply and interstate pipeline and storage capacity markets; (ii) its own on-system natural gas peaking facilities and (iii) the characteristics of its customer base. Energy-marketing companies that sell natural gas to customers located within Washington Gas’ service territory are responsible for acquiring natural gas for their customers; however, Washington Gas allocates certain storage and pipeline capacity related to these customers in accordance with regulatory requirements.

The increase in demand for pipeline and storage capacity compared to the available capacity is a business issue for local distribution companies, such as Washington Gas. To help maintain the adequacy of pipeline and storage capacity

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

for its growing customer base, Washington Gas has contracted with various interstate pipeline and storage companies for expanded transportation and storage capacity services. The last of these capacity expansion projects is expected to be placed into service during fiscal year 2016. Washington Gas will continue to monitor other opportunities to acquire or participate in additional pipeline and storage capacity that will support customer growth and improve or maintain the high level of service expected by its customer base.

WGEServices.  WGEServices contracts for storage and pipeline capacity to meet its customers’ needs primarily through transportation releases and storage services allocated from the utility companies in the various service territories in which it provides retail energy commodity.

WGL Midstream.  WGL Midstream contracts for storage and pipeline capacity in its asset optimization activities through both long term contracts and short term transportation releases. WGL Midstream also contracts for physical natural gas supply on both a long term and short term basis.

Diversity of Natural Gas Supply

Washington Gas.  An objective of Washington Gas’ supply sourcing strategy is to diversify receipts from multiple production areas to meet all firm customers’ natural gas supply requirements. This strategy is designed to protect Washington Gas’ receipt of supply from being curtailed by possible financial difficulties of a single supplier, natural disasters and other unforeseen events, and to take advantage of competitive commodity prices associated with natural gas supplies.

WGEServices.  WGEServices has the ability to purchase the majority of its natural gas from Shell Energy under a five-year secured supply arrangement but maintains the right to purchase supply from other providers to meet demand. To supplement WGEServices’ natural gas supplies during periods of high customer demand, WGEServices maintains gas inventories in storage facilities that are allocated by natural gas utilities such as Washington Gas.

WGL Midstream.  WGL Midstream buys and sells wholesale natural gas across a diversified base of counterparties. WGL Midstream’s activities are also diversified across many liquid regional markets across the United States.

Volatility of Natural Gas and Electricity Prices

Volatility of natural gas and electricity prices impacts the regulated utility segment and the non-utility retail energy-marketing segment as described below.

Washington Gas.  Under its regulated gas cost recovery mechanisms, Washington Gas records cost of gas expense equal to revenue from customers associated with this cost for each period reported. Consequently, an increase in the cost of gas due to an increase in the purchase price of the natural gas commodity generally has no short-term direct effect on Washington Gas’ net income.

However, to the extent Washington Gas does not have regulatory mechanisms in place to mitigate the indirect effects of higher gas prices, its net income may decrease for factors such as: (i) lower natural gas consumption caused by customer conservation; (ii) increased short-term interest expense to finance a higher natural gas storage and accounts receivables balances and (iii) higher expenses for uncollectible accounts.

WGEServices.  WGEServices may be positively or negatively affected indirectly by significant changes in the wholesale price of natural gas and electricity. WGEServices’ risk management policies and procedures are designed to minimize the risk that WGEServices’ purchase commitments and the related sales commitments do not closely match (refer to the section entitled “Market Risk” for further discussion of WGEServices’ mitigation of commodity price risk). Additionally, in the short-term, volatile energy prices may change the costs associated with uncollectible accounts, borrowing costs, certain fees paid to public service commissions and other costs. To the extent that cost increases cannot be recovered from retail customers due to competitive factors, WGEServices’ operating results would be negatively affected.

WGL Midstream.  WGL Midstream can be positively or negatively affected by significant volatility in the wholesale price of natural gas. WGL Midstream risk management policies and procedures are designed to minimize the risk that purchase commitments and the related sale commitments do not closely match. In general, opportunities for asset optimization activities are increased for WGL Midstream with increased volatility in natural gas prices. These opportunities are primarily in short term transportation and storage spreads, seasonal storage spreads and long term supply or basis transactions.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Non-Weather Related Changes in Natural Gas Consumption Patterns

Natural gas supply requirements for the utility are affected by changes in the natural gas consumption patterns of our customers that are driven by factors other than weather. Natural gas usage per customer may decline as customers change their consumption patterns in response to: (i) more volatile and higher natural gas prices, as discussed above; (ii) customer upgrades to energy efficient appliances and (iii) a decline in the economy in the region in which we operate.

For each jurisdiction in which Washington Gas operates, changes in customer usage profiles are reflected in rate case proceedings and rates are adjusted accordingly. Changes in customer usage by existing customers that occur subsequent to rate case proceedings in the Maryland jurisdiction generally will not change revenues because the RNA mechanism stabilizes the level of delivery charge revenues received from customers.

In Virginia, decoupling rate mechanisms for residential, small commercial and industrial and group metered apartment customers permit Washington Gas to adjust revenues for non-weather related changes in customer usage. The WNA and the CRA are billing mechanisms that eliminate the effects of both weather and other factors such as conservation.

In the District of Columbia, decreases in existing customer usage that occur subsequent to Washington Gas’ most recent rate case proceeding will have the effect of reducing revenues, which may be offset by additions of new customers.

Maintaining the Safety and Reliability of the Natural Gas Distribution System

Maintaining and improving the public safety and reliability of Washington Gas’ distribution system is our highest priority providing benefits to both customers and investors through lower costs and improved customer service. Washington Gas continually monitors and reviews changes in requirements of the codes and regulations that govern the operation of the distribution system and refines its safety practices, with a particular focus on design, construction, maintenance, operation, replacement, inspection and monitoring practices to meet or exceed these requirements. Significant changes in regulations can impact the cost of operating and maintaining the system. Operational issues that affect public safety and the reliability of Washington distribution system that are not addressed within a timely and adequate manner could adversely affect our future earnings and cash flows, as well as result in a loss of customer confidence.

Competitive Environment

Washington Gas.  Washington Gas faces competition based on customers’ preference for natural gas compared to other energy products, and the comparative prices of those products. The most significant product competition occurs between natural gas and electricity in the residential market. Changes in the competitive position of natural gas relative to electricity and other energy products have the potential of causing a decline in the number of future natural gas customers. At present, Washington Gas has seen no significant evidence that changes in the competitive position of natural gas has contributed to such a decline.

The residential market generates a significant portion of Washington Gas’ net income. In its service territory, Washington Gas continues to attract the majority of the new residential construction market. Consumers’ continuing preference for natural gas allows Washington Gas to maintain a strong market presence.

In each of the jurisdictions served by Washington Gas, regulators and utilities have implemented customer choice programs to purchase natural gas. These programs allow customers the choice of purchasing their natural gas from unregulated third party marketers, rather than from the local utility. There is no direct effect on Washington Gas’ net income when customers purchase their natural gas commodity from unregulated third party marketers because Washington Gas charges its customers the cost of gas without any mark-up. The transfer of sales customers to third party marketers does reduce the level of investment in storage inventory, thereby lowering our recovery of carrying charges.

WGEServices.  WGEServices competes with regulated utilities and other unregulated third party marketers to sell the natural gas and electric commodity to customers. Marketers of these commodities compete largely on price; therefore, gross margins are relatively small. WGEServices is exposed to certain credit and market risks associated with both its natural gas and electric supply (refer to the sections entitled “Credit Risk” and “Market Risk” for further discussion of these risk exposures and how WGEServices manages them).

WGEServices’ electric sales growth opportunities are significantly affected by the price for Standard Offer Service (SOS) offered by electric utilities. These rates, often identified by customer class, are periodically reset based on the regulatory requirements in each jurisdiction. Future opportunities to add new electric customers will be dependent on the competitiveness of WGEServices’ rates relative to SOS rates offered by local electric utilities as well as the prices offered by other energy marketers.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

WGL Midstream.  WGL Midstream competes in the wholesale natural gas markets with other third party wholesale marketers to buy and sell natural gas as well as storage and pipeline capacity. Marketers of these commodities compete largely on price; therefore, gross margins are relatively small. WGL Midstream is exposed to certain credit and market risks associated with its asset optimization activities (refer to the sections entitled “Credit Risk” and “Market Risk” for further discussion of these risk exposures and how WGL Midstream manages them).

Environmental Matters

We are subject to federal, state and local laws and regulations related to environmental matters. These evolving laws and regulations may require expenditures over a long timeframe. It is our position that, at this time, the appropriate remediation is being undertaken at all the relevant sites. Refer to Note 12 —Environmental Matters of the Notes to Consolidated Financial Statements for further discussion of these matters.

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

Economic Conditions and Interest Rates

We operate in one of the nation’s largest regional economies, including several of the nation’s wealthiest counties. Our service territory’s economic strength has allowed long-term stable expansion of Washington Gas’ regulated customer base and has provided active markets for our subsidiaries’ energy-related products and services. However, concerns exist about the region’s close ties to the federal government, particularly related to the local effects of across-the-board spending cuts (also known as “sequester”) and the recent federal shutdown. While it will take time for these impacts to be fully understood, we are optimistic about improvement when appropriate budget legislation is written and government activity resumes on a more normal footing.

The national economy has shown continued modest growth in gross domestic product, personal consumption and fixed investment during fiscal 2013. The unemployment rate has also improved modestly.

In this low-growth and uncertain environment, WGL Holdings and Washington Gas may be affected by continued levels of customer conservation and, particularly as driven by the local economy, year-over-year changes in uncollectible accounts expense. Refer to “Non-Weather Related Changes in Natural Gas Consumption Patterns”, above, for a discussion of regulatory mechanisms in place to mitigate the effects of customer conservation at Washington Gas.

Treasury interest rates fell slightly during fiscal year 2013, as the Federal Reserve, despite of market expectations, did not taper its quantitative easing activities. Year-over-year, national inflation was 1.2% as measured by the consumer price index for urban consumers (CPI-U), but inflation is a concern longer term. Refer to “Inflation” below for a discussion of the regulatory impacts of inflation and the section entitled “General Factors Affecting Liquidity” for a discussion of our access to capital markets.

We require short-term debt financing to manage our working capital needs and long-term debt financing to support the capital expenditures of Washington Gas. A rise in interest expense without the timely recognition of the higher cost of debt in our utility rates could adversely affect future earnings. A rise in short-term interest rates from current low levels, without the higher cost of debt being reflected in the prices charged to customers, could also negatively affect the results of operations of our retail energy-marketing segment.

Inflation

From time to time, Washington Gas seeks approval for rate increases from regulatory commissions to help it manage the effects of inflation on its operating costs, capital investment and returns. Inflation has a significant effect on Washington Gas’ replacement cost of plant and equipment. While the regulatory commissions having jurisdiction over Washington Gas’ retail rates allow only historical cost depreciation to be recovered in rates, we anticipate that Washington Gas should be allowed to recover the increased costs of its investment and earn a return thereon after replacement of facilities occurs.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Use of Business Process Outsourcing

In fiscal year 2007, Washington Gas entered into a 10-year BPO agreement with Accenture PLC (Accenture) to outsource certain of its business processes related to human resources, information technology, consumer services and finance operations. While Washington Gas expects the agreement to continue to benefit customers and shareholders during the term of the contract, the continued management of service levels provided is critical to the success of this outsourcing arrangement.

Washington Gas has implemented a BPO Governance organization and a comprehensive set of processes to monitor and control the cost effectiveness and quality of services provided through the BPO.

Labor Contracts, Including Labor and Benefit Costs

Washington Gas has five labor contracts with bargaining units represented by three labor unions. In January 2012, Washington Gas completed negotiations on a three-year labor contract with the Teamsters Local Union No. 96 (Local 96), an affiliate of the International Brotherhood of Teamsters. The contract covers approximately 540 employees and is effective June 1, 2012 through May 31, 2015. On April 1, 2013, Washington Gas entered into a three year labor contract with The Office and Professional Employees International Union Local No. 2 (A.F.L.-C.I.O.). The contract covers approximately 115 employees and is effective beginning April 1, 2013 through March 31, 2016. Local 96, representing union-eligible employees in the Shenandoah Gas division of Washington Gas, has a three-year labor contract with Washington Gas that became effective on August 1, 2012 and expires on July 31, 2015. This contract covers approximately 23 employees. Additionally, on August 1, 2011, Washington Gas entered into two new three-year labor contracts with the International Brotherhood of Electrical Workers Local 1900, that together cover approximately 23 employees. These two contracts expire on July 31, 2014. Washington Gas is subject to the terms of its labor contracts with respect to operating practices and compensation matters dealing with employees represented by the various bargaining units described above.

Changes in Accounting Principles

We cannot predict the nature or the effect of potential future changes in accounting regulations or practices that have yet to be issued on our operating results and financial condition. New accounting standards are issued by the Financial Accounting Standards Board (FASB) and the U.S. Securities and Exchange Commission (SEC) from time to time that change the way we record and recognize revenues, expenses, assets and liabilities.

CRITICAL ACCOUNTING POLICIES

Preparation of financial statements and related disclosures in compliance with Generally Accepted Accounting Principles in the United States of America requires the selection and the application of appropriate technical accounting guidance to the relevant facts and circumstances of our operations, as well as our use of estimates to compile the consolidated financial statements. The application of these accounting policies involves judgment regarding estimates and projected outcomes of future events, including the likelihood of success of particular regulatory initiatives, the likelihood of realizing estimates for legal and environmental contingencies, and the probability of recovering costs and investments in both the regulated utility and non-regulated business segments.

We have identified the following critical accounting policies discussed below that require our judgment and estimation, where the resulting estimates have a material effect on the consolidated financial statements.

Accounting for Unbilled Revenue

For regulated deliveries of natural gas, Washington Gas reads meters and bills customers on a monthly cycle basis. The billing cycles for customers do not coincide with the accounting periods used for financial reporting purposes. Washington Gas accrues unbilled revenues for gas that has been delivered but not yet billed at the end of an accounting period. In connection with this accrual, Washington Gas must estimate the amount of gas that has not been accounted for on its delivery system and must estimate the amount of the unbilled revenue by jurisdiction and customer class. A similar computation is made for WGEServices to accrue unbilled revenues for both gas and electricity.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Accounting for Regulatory Operations—Regulatory Assets and Liabilities

A significant portion of our business is subject to regulation by independent government entities. As the regulated utility industry continues to address competitive market issues, the cost-of-service regulation used to compensate Washington Gas for the cost of its regulated operations will continue to evolve. Non-traditional ratemaking initiatives and market-based pricing of products and services could have additional long-term financial implications for us. The carrying cost of Washington Gas’ investment in fixed assets assumes continued regulatory oversight of our operations.

Washington Gas’ jurisdictional tariffs contain mechanisms that provide for the recovery of the cost of gas applicable to firm customers. Under these mechanisms, Washington Gas periodically adjusts its firm customers’ rates to reflect increases and decreases in the cost of gas. Annually, Washington Gas reconciles the difference between the gas costs collected from firm customers and the cost of gas incurred, defers any difference and either recovers deficiencies from, or refunds excess costs to, customers over a subsequent twelve-month period.

Washington Gas accounts for its regulated operations in accordance with FASB Accounting Standards Codification (ASC) Topic 980, Regulated Operations (ASC Topic 980), which results in differences in the application of GAAP between regulated and unregulated businesses. ASC Topic 980 requires recording regulatory assets and liabilities for certain transactions that would have been treated as expense or revenue in unregulated businesses. Future regulatory changes or changes in the competitive environment could result in WGL Holdings and Washington Gas discontinuing the application of ASC Topic 980 for some of its business and require the write-off of the portion of any regulatory asset or liability for which recovery or refund is no longer probable. If Washington Gas were required to discontinue the application of ASC Topic 980 for any of its operations, it would record a non-cash charge or credit to income for the net book value of its regulatory assets and liabilities. Other adjustments might also be required.

The current regulatory environment and Washington Gas’ specific facts and circumstances support both the continued application of FASB ASC Topic 980 for our regulatory activities and the conclusion that all of our regulatory assets and liabilities as of September 30, 2013 are recoverable or refundable through rates charged to customers.

Accounting for Income Taxes

We recognize deferred income tax assets and liabilities for all temporary differences between the financial statement basis and the tax basis of assets and liabilities, including those where regulators prohibit deferred income tax treatment for ratemaking purposes of Washington Gas. Regulatory assets or liabilities, corresponding to such additional deferred tax assets or liabilities, may be recorded to the extent recoverable from or payable to customers through the ratemaking process. Amounts applicable to income taxes due from and due to customers primarily represent differences between the book and tax basis of net utility plant in service.

Effective October 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (ASC Topic 740, Income Taxes). ASC Topic 740 clarifies the accounting for uncertain events related to income taxes recognized in financial statements. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Refer to Note 9—Income taxes of the Notes to the Consolidated Financial Statements for further discussion of income taxes.

Accounting for Contingencies

We account for contingent liabilities utilizing ASC Topic 450, Contingencies. By their nature, the amount of the contingency and the timing of a contingent event are subject to our judgment of such events and our estimates of the amounts. Actual results related to contingencies may be difficult to predict and could differ significantly from the estimates included in reported earnings. For a discussion of contingencies, see Note 13—Commitments and Contingencies of the Notes to Consolidated Financial Statements.

Accounting for Derivative and Fair Value Instruments

We enter into both physical and financial contracts for the purchase and sale of natural gas and electricity. We designate a portion of our physical contracts related to the purchase of natural gas and electricity to serve our customers as “normal purchases and normal sales” and therefore, they are not subject to the fair value accounting requirements of ASC Topic 815, Derivatives and Hedging. The financial contracts and the portion of the physical contracts that qualify as derivative instruments and are subject to the mark-to-market accounting requirements are recorded on the balance sheet at fair value. Changes in the fair value of derivative instruments recoverable or refundable to customers and therefore subject to ASC Topic 980 are recorded as regulatory assets or liabilities, while changes in the fair value of derivative instruments not affected by rate regulation are reflected in income. Washington Gas also utilizes derivative instruments that are designed to minimize the risk of interest-rate volatility associated with planned issuances of debt securities.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Our judgment is required in determining the appropriate accounting treatment for our derivative instruments. This judgment involves various factors, including our ability to: (i) evaluate contracts and other activities as derivative instruments subject to the accounting guidelines of ASC Topic 815; (ii) determine whether or not our derivative instruments are recoverable from or refundable to customers in future periods and (iii) derive the estimated fair value of our derivative instruments. See Note 14— Derivative and Weather-Related Instruments for a discussion of our derivatives.

Fair value is based on actively quoted market prices when they are available. In the absence of actively quoted market prices, we seek indicative price information from external sources, including broker quotes and industry publications. If pricing information from external sources is not available, we must estimate prices based on available historical and near-term future price information and/or the use of statistical methods. These inputs are used with industry standard valuation methodologies. See Note 15— Fair Value Measurements for a discussion of our valuation methodologies.

Accounting for Pension and Other Post-Retirement Benefit Plans

Washington Gas maintains a qualified, trusteed, employee-non-contributory defined benefit pension plan (qualified pension plan) covering most active and vested former employees of Washington Gas and a separate non-funded defined benefit supplemental retirement plan (DB SERP) covering most executive officers. Washington Gas accrues the estimated benefit obligation for all of our defined benefit plans as earned by the covered employees. For the unfunded DB SERP and defined benefit restoration plan (DB Restoration), Washington Gas pays, from internal funds, the individual benefits as they are due. Beginning in 2009, the Company began closing these plans to new entrants. As of January 1, 2010, all new employees were entitled to defined contribution plans, and certain management employees receive benefits under a non-funded defined benefit restoration plan. Washington Gas also provides certain healthcare and life insurance benefits for retired employees which are accrued and funded in a trust on an actuarial basis over the work life of the retirees. The qualified pension plan, DB SERP, DB Restoration and health and post-retirement plans are collectively referred to as the “Plans.”

The measurement of the Plans’ obligations and costs is dependent on a variety of factors, such as employee demographics, the level of contributions made to the Plans, earnings on the Plans’ assets and mortality rates. The following assumptions are also critical to this measurement. These assumptions are derived on an annual basis with the assistance of a third party actuarial firm:

•	Discount rate,

•	Expected long-term return on plan assets,

•	Rate of compensation increase, and

•	Healthcare cost trend rate.

We determine the discount rate based on a bond portfolio analysis of high quality bonds (AA- as assigned by Standard & Poor’s or Aa3 as assigned by Moody’s or better) whose maturities match or exceed our expected benefit payments. We determine the expected long-term rate of return by averaging the expected earnings for the target asset portfolio. In developing the expected rate of return assumption, we evaluate an analysis of historical actual performance and long-term return projections, which gives consideration to the asset mix and anticipated length of obligation of the Plans. Historically, the expected long-term return on plan assets has been lower for the health and life benefit plan than for the qualified pension plan due to differences in the allocation of the assets in the plan trusts and the taxable status of one of the trusts. We calculate the rate of compensation increase based on salary expectations, expected inflation levels and promotional expectations. The healthcare cost trend rate is determined by working with insurance carriers, reviewing historical claims data for the health and life benefit plan, and analyzing market expectations.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

The following table illustrates the effect of changing these actuarial assumptions, while holding all other assumptions constant:

Effect of Changing Critical Actuarial Assumptions
(In millions)	Pension Benefits			Health and Life Benefits
Actuarial Assumptions	Percentage-Point Change in Assumption	Increase (Decrease) in Ending Obligation	Increase (Decrease) in Annual Cost	Increase (Decrease) in Ending Obligation	Increase (Decrease) in Annual Cost
Expected long-term return on plan assets	+/– 1.00 pt.	n/a	$(6.2) / $6.2	n/a	$(3.2) / $3.2
Discount rate	+/– 0.25 pt.	$(24.4) / $25.7	$(2.1) / $2.2	$(14.4) / $15.3	$(1.5) / $1.6
Rate of compensation increase	+/– 0.25 pt.	$4.3 / $(4.2)	$1.1 / $(1.1)	n/a	n/a
Healthcare cost trend rate	+/– 1.00 pt.	n/a	n/a	$61.0 / $(50.2)	$11.5 / $(8.9)

Differences between actuarial assumptions and actual plan results are deferred and amortized into cost when the accumulated differences exceed ten percent of the greater of the Projected Benefit Obligation or the market-related value of the plan assets. If necessary, the excess is amortized over the average remaining service period of active employees. At September 30, 2013, the discount rate for the pension, DB SERP and DB Restoration plans increased to 5.0%, 4.5% and 4.5%, respectively from 4.0% for the comparable period. The health and post-retirement plans discount rate also increased to 5.1% from 4.0% during the same period. The higher discount rates reflect the change in long-term interest rates primarily due to current market conditions. Refer to Note 10—Pension and Other Post-Retirement Benefit Plans of the Notes to Consolidated Financial Statements for a listing of the actuarial assumptions used and for further discussion of the accounting for the Plans.

Stock-Based Compensation

We account for our stock-based compensation in accordance with ASC Topic 718, Compensation—Stock Compensation. Under ASC Topic 718, we measure and record compensation expense for both our stock option and performance share awards based on their fair value at the date of grant. Our performance units, however, are liability awards as they settle in cash; therefore, we measure and record compensation expense for these awards based on their fair value at the end of each period until their vesting date. These annual valuations cause fluctuations in earnings that do not occur under the accounting requirements of either our stock options or performance shares.

We issued both performance shares and performance units in fiscal year 2013; however, we did not issue stock options. As of September 30, 2013, option grants from prior years are outstanding with exercise prices equal to the market value of our common stock on the date of each grant. Our stock options generally have a vesting period of three years, and expire ten years from the date of each grant.

Both our performance units and performance shares are valued using a Monte Carlo simulation model that reflects assumptions about expected market conditions. Performance units and performance shares are granted at target levels determined by the Board of Directors. Any performance units that may be earned pursuant to terms of the grant will be paid in cash and are valued at $1.00 per performance unit. Any performance shares that are earned will be paid in shares of common stock of WGL Holdings. The actual number of performance units and performance shares that may be earned varies based on the total shareholder return of WGL Holdings relative to a peer group over the three-year performance period. Median performance relative to the peer group earns performance units and performance shares at the targeted levels. The maximum that can be earned is 200% of the targeted levels and the minimum is zero.

Refer to Notes 1 and 11—Accounting Policies and Stock-Based Compensation of the Notes to Consolidated Financial Statements for a further discussion of our share-based awards.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

WGL HOLDINGS, INC.

RESULTS OF OPERATIONS

We analyze the operating results using utility net revenues for the regulated utility segment and gross margins for the retail energy-marketing segment. Both utility net revenues and gross margins are calculated as revenues less the associated cost of energy and applicable revenue taxes. We believe utility net revenues is a better measure to analyze profitability than gross operating revenues because the cost of the natural gas commodity and revenue taxes are generally included in the rates that Washington Gas charges to customers, as reflected in operating revenues. Accordingly, changes in the cost of gas and revenue taxes associated with sales made to customers generally have no direct effect on utility net revenues, operating income or net income. We consider gross margins to be a better reflection of profitability than gross revenues or gross energy costs for our retail energy-marketing segment because gross margins are a direct measure of the success of our core strategy for the sale of natural gas and electricity.

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

Summary Results

WGL Holdings reported net income of $80.3 million, $139.8 million and $117.1 million for the fiscal years ended September 30, 2013, 2012 and 2011, respectively. We earned a return on average common equity of 6.3%, 11.3% and 9.9%, respectively, during each of these three fiscal years.

The following table summarizes our net income (loss) by operating segment for fiscal years ended September 30, 2013, 2012 and 2011.

Net Income (Loss) by Operating Segment
	Years Ended September 30,			Increase (Decrease)
(In millions)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011

Regulated utility	$71.8	$109.7	$69.2	$(37.9)	$40.5
Non-utility operations:
Retail energy-marketing	33.0	39.3	49.0	(6.3)	(9.7)
Commercial energy systems	3.0	2.4	(0.5)	0.6	2.9
Midstream energy services	(18.8)	(9.1)	2.2	(9.7)	(11.3)
Other activities	(7.9)	(2.5)	(2.8)	(5.4)	0.3
Total non-utility	$9.3	$30.1	$47.9	$(20.8)	$(17.8)
Intersegment Eliminations	$(0.8)	$-	$-	$(0.8)	$-
Net income	$80.3	$139.8	$117.1	$(59.5)	$22.7
Earnings per average common share
Basic	$1.55	$2.71	$2.29	$(1.16)	$0.42
Diluted	$1.55	$2.71	$2.28	$(1.16)	$0.43

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Regulated Utility Operating Results

The following table summarizes the regulated utility segment’s operating results for fiscal years ended September 30, 2013, 2012 and 2011.

Regulated Utility Operating Results
	Years Ended September 30,			Increase (Decrease)
(In millions)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Utility net revenues:
Operating revenues	$1,200.4	$1,137.7	$1,288.5	$62.7	$(150.8)
Less: Cost of gas	521.5	421.5	619.6	100.0	(198.1)
Revenue taxes	81.4	74.2	83.7	7.2	(9.5)
Total utility net revenues	597.5	642.0	585.2	(44.5)	56.8
Operation and maintenance	292.2	279.3	277.5	12.9	1.8
Depreciation and amortization	100.4	95.0	90.3	5.4	4.7
General taxes and other assessments	52.3	50.8	52.6	1.5	(1.8)
Operating income	152.6	216.9	164.8	(64.3)	52.1
Other income (expenses)-net, including preferred stock dividends	(0.3)	1.2	1.3	(1.5)	(0.1)
Interest expense	35.6	36.1	40.5	(0.5)	(4.4)
Income Tax Expense	44.9	72.3	56.4	(27.4)	15.9

Net income	$71.8	$109.7	$69.2	$(37.9)	$40.5

Fiscal Year 2013 vs. Fiscal Year 2012.  The $37.9 million decrease in net income primarily reflects:

•	$61.3 million decrease in unrealized margins associated with our asset optimization program;
•	$11.5 million increase in employee incentives and benefits primarily due to a decrease in the discount rate;
•

$5.3 million of recoveries in 2012 (adjusted by recoveries this year) associated with a loss previously recognized in 2011 for refunds to customers ordered by the PSC of MD related to a cash settlement of gas imbalance with competitive service providers; and

•	$4.7 million in higher depreciation expense due to the growth in investment in utility plant.

Partially offsetting these unfavorable variances were:

•	$3.4 million in higher net revenues attributed to the warm weather impacts of 2012 that were in excess of our weather protection provisions;
•	$3.5 million in higher revenues due to the timing of rate relief in Maryland and the District of Columbia;
•	$3.4 million increase in revenues related to the growth in average active customer meters;
•	$2.6 million in favorable effects of changes in natural gas consumption patterns in the District of Columbia;
•	$2.4 million in lower environmental expense primarily due to net insurance proceeds;
•	$2.3 million in lower bad debt expense due to a reduction in customer delinquencies and charge-offs; and
•	$1.4 million in lower income taxes due to a decrease in the effective tax rate primarily driven by the write-off in 2012 of regulatory assets related to the tax effects of Medicare Part D.

Fiscal Year 2012 vs. Fiscal Year 2011. The $40.5 million increase in net income primarily reflects:

•	$29.1 million increase in unrealized margins associated with our asset optimization program;
•	$28.3 million in higher revenues due to the implementation of new rates in Maryland and Virginia;
•

$5.3 million estimated loss related to the probable refund to customers recorded in 2011 compared to the probable recovery of approximately $3.8 million of such losses recorded in 2012 in connection with an order by the PSC of MD related to a cash settlement of gas imbalances with competitive service providers;

•	$4.4 million in lower interest expense related to both lower interest rates and decreased borrowing levels;

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

•	$4.0 million increase in revenues related to the growth of more than 8,900 average customer meters; and
•	$1.9 decrease in the effective tax rate, including write-offs of regulatory assets related to the tax effect of Medicare Part D.

Partially offsetting these favorable variances were:

•	$5.0 million impairment of the old operations center;
•	$4.7 million in higher depreciation expense due to the growth in investment in utility plant;
•	$6.0 million in higher compensation and benefit costs; and
•	$2.7 million in lower realized margins associated with our asset optimization program, including the favorable impact of a commission decision in Maryland in the asset optimization case in 2012.

Utility Net Revenues. The following table provides the key factors contributing to the changes in the utility net revenues of the regulated utility segment between years.

Composition of Changes in Utility Net Revenues
	Increase (Decrease)
(In millions)	2013 vs. 2012	2012 vs. 2011
Customer growth	$3.4	$4.0
Estimated weather effects	9.5	(12.2)
Natural gas consumption patterns	2.6	-
Impact of rate cases	3.5	28.3
Accelerated pipe replacement programs	3.5	0.7
Asset optimization:
Realized margins	(0.5)	(1.2)
Unrealized mark-to-market valuations	(61.3)	29.1
Lower-of-cost or market adjustment	0.3	(1.5)
Storage carrying costs	(2.3)	(0.5)
Competitive service provider imbalance cash settlement	(5.3)	10.7
Other	2.1	(0.6)
Total	$(44.5)	$56.8

Customer growth — Average active customer meters increased by more than 10,900 from fiscal year 2012 to 2013. Average active customer meters increased by more than 8,900 from fiscal year 2011 to 2012.

Estimated weather effects — Weather, when measured by HDDs, was 0.2% warmer than normal during the year ended September 30, 2013, 20.1% warmer than normal during the year ended September 30, 2012, and 6.1% colder than normal during the year ended September 30, 2011. Washington Gas has a weather protection strategy that is designed to neutralize the estimated financial effects of variations from normal weather on net income (refer to the section entitled “Weather Risk” for further discussion of our weather protection strategy). Washington Gas executed heating degree day derivative contracts to manage its exposure to variations from normal weather in the District of Columbia. Changes in the fair value of this derivative are reflected in operation and maintenance expenses and offset the benefits reflected above. There were no material effects on net income attributed to colder or warmer weather for the years ended September 30, 2013 or 2011. Due to the extremely warm weather, our weather protection instruments were not sufficient to offset approximately $3.4 million of the reduction in revenue for the year ended September 30, 2012.

Natural Gas consumption patterns — The variance in net revenues reflects the changes in natural gas consumption patterns in the District of Columbia. These changes may be affected by shifts in weather patterns in which customer heating usage may not correlate highly with average historical levels of usage per HDD. Natural gas consumption patterns may also be affected by non-weather related factors such as customer conservation.

Impact of rate cases — The year over year variance for 2013 and 2012 reflects new base rates that were approved in the District of Columbia, effective June 4, 2013. The year over year variance for 2012 and 2011 reflects new base rates that were approved in Maryland, effective November 14, 2011 and in Virginia, effective October 1, 2011.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Accelerated pipe replacement programs — Revenues increased related to the return on investment and recovery of costs associated with an accelerated pipeline replacement program in Virginia and a targeted mechanically coupled pipe replacement and encapsulation program in the District of Columbia.

Asset optimization — We recorded a net unrealized loss associated with our energy-related derivatives of $45.4 million for the fiscal year ended September 30, 2013, a net unrealized gain of $15.9 million for the fiscal year ended September 30, 2012 and a net unrealized loss of $13.2 million for the year ended September 30, 2011. When these derivatives settle, any unrealized amounts will ultimately reverse and Washington Gas will realize margins in combination with related transactions that these derivatives economically hedge. Washington Gas recorded no lower-of-cost or market adjustments related to its storage gas inventory during the fiscal year ended September 30, 2013. For the fiscal years ended September 30, 2012 and 2011, Washington Gas recorded lower-of-cost or market adjustments, after the effects of regulatory sharing, of $1.5 million, and $0.3 million, respectively. Refer to the section entitled “Market Risk—Price Risk Related to the Regulated Utility Segment” for further discussion of our asset optimization program.

Storage Carrying Costs — Each jurisdiction provides for the recovery of carrying costs based on the cost of capital in each jurisdiction, multiplied by the monthly average balance of storage gas inventory. The year over year comparisons reflect lower average storage gas inventory investment balances primarily due to lower weighted average cost of gas in inventory.

Competitive Service Provider imbalance cash settlement — In September 2011, the PSC of MD ordered Washington Gas to refund to customers an amount associated with a cash settlement of gas imbalances with competitive service providers. The order remanded the matter to a hearing examiner to determine the amount of the refund as the difference between charges made to customers and the charges that would have been incurred had the imbalances been made up through volumetric adjustments. An estimated loss was recorded in fiscal year 2011 of $5.3 million to reflect the probable refund to customers. In 2012, based on Washington Gas’ decision to seek recovery from third party marketers, $4.8 million was recognized as a receivable, resulting in a favorable year-over-year variance of $10.7 million. For 2013, there is no cost associated with this settlement, resulting in an unfavorable year-over-year variance of $5.3 million.

Operation and Maintenance Expenses. The following table provides the key factors contributing to the changes in operation and maintenance expenses of the regulated utility segment between years.

Composition of Changes in Operation and Maintenance Expenses
	Increase/(Decrease)
(In millions)	2013 vs. 2012	2012 vs. 2011
Employee benefits	$9.3	$2.3
BPO regulatory asset amortization/impairment	-	(8.9)
Impairment loss	(1.5)	5.0
Weather-related instruments:
Benefit/(loss)	6.1	(8.9)
Premium costs and fair value effects	1.1	(2.4)
Labor and incentive plans	5.0	3.7
Hexane Costs	-	1.8
Net insurance proceeds	(2.4)	-
Bad debt expense	(2.3)	(0.2)
Support services and other IT infrastructure projects	-	1.7
Operations, engineering, compliance and safety	(0.8)	4.7
Other	(1.6)	3.0
Total	$12.9	$1.8

Employee benefits — The increase in employee benefits expense for both year over year comparisons reflects higher pension and other post-retirement benefits due to changes in the discount rate and other plan assumptions used to measure the benefit obligation.

BPO regulatory asset amortization/impairment — The year-over-year comparison of fiscal year 2012 to 2011 reflects expenses in 2011 that were not incurred in 2012, including the final year of amortization in Virginia and the write-off of the $5.5 million regulatory asset in Maryland.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Impairment loss — During fiscal year 2013, Washington Gas recorded a $2.6 million impairment loss on a previous operations facility by reducing the carrying amount of $24.9 million down to its fair value of $22.3 million and a $0.5 million impairment loss for the unrecoverable portion of the Chillum LNG storage facility. In 2012, Washington Gas incurred a $5.0 million impairment loss on the previous operations facility by reducing the carrying amount of $29.9 million down to its fair value of $24.9 million. There were no impairment indicators identified for the year ended September 30, 2011.

Weather-related instrument benefits/losses — The effects of hedging variations from normal weather in the District of Columbia for fiscal years 2013, 2012, and 2011 are recorded to operation and maintenance expense. During fiscal year 2013, Washington Gas recorded gains of $0.3 million (pre-tax) related to its weather-related instruments as a result of warmer-than-normal weather and received a benefit of $0.7 million for premiums on its weather-related instruments. During fiscal year 2012, Washington Gas recorded gains of $6.3 million (pre-tax) related to its weather-related instruments as a result of warmer-than-normal weather and received a benefit of $0.8 million for premiums on its weather-related instruments. During fiscal year 2011, Washington Gas recorded losses of $3.1 million (pre-tax) related to its weather-related instruments as a result of colder-than-normal weather and received a benefit of $0.3 million for premiums on its weather-related instruments. The benefits or losses of the weather-related instruments are offset by the effect of weather on utility net revenues.

Labor and incentive plans — The increase in expense for year over year comparisons is primarily due to higher direct labor costs driven by general wage increases.

Hexane costs — The increase in expense in fiscal year 2012 compared to 2011 reflects the expiration of the recovery mechanisms for hexane as a result of the Virginia rate case. All hexane costs allocated to Virginia were deferred in 2011 as a regulatory asset under the regulatory mechanism that was in existence at the time. The increase in expense in fiscal year 2012 compared to 2011 reflects the expiration of the recovery mechanisms for hexane as a result of the Virginia rate case. All hexane costs allocated to Virginia were deferred in 2011 as a regulatory asset under the regulatory mechanism that was in existence at the time.

Net insurance proceeds — In 2013, Washington Gas received proceeds from an environmental insurance policy for past and future claims, partially offset by costs associated with environmental claims and regulatory sharing.

Bad debt expense — The decrease in expense in fiscal year 2013 compared to 2012 and 2012 to 2011 reflects a reduction in customer delinquencies and charge-offs.

Support services and other information technology infrastructure projects — The increase 2012 compared to 2011 reflects higher project expenses primarily attributable to system upgrades.

Operations, engineering, compliance and safety — The decrease in expense in fiscal year 2013 compared to 2012 reflects a reduction in paying costs. The increase 2012 compared to 2011 reflects the cost of multiple workforce planning initiatives and higher expenses related to system safety programs.

Depreciation and Amortization.  The following table provides the key factors contributing to the changes in depreciation and amortization of the regulated utility segment between years.

Composition of Changes in Depreciation and Amortization
	Increase (Decrease)
(In millions)	2013 vs. 2012	2012 vs. 2011
Property, plant and equipment	$4.7	$8.4
Amortization reversal	(1.3)	-
New depreciation rates—District of Columbia	(0.3)	-
New depreciation rates—Virginia	-	(1.4)
Retroactive depreciation adjustment—Virginia	2.3	(2.3)
Total	$5.4	$4.7

New depreciation rates—The increase in depreciation expense for fiscal year ended 2013 compared to 2012 and 2012 compared to 2011 is primarily attributed to the growth in our investment in utility plant. New District of Columbia depreciation rates were effective June 4, 2013 resulting in a $0.3 million reduction in rates during fiscal year 2013. New Virginia depreciation rates were computed retroactive to January 1, 2010 and resulted in a $2.3 million reduction in rates during fiscal year 2012.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Retail Energy-Marketing

Our retail energy-marketing subsidiary, WGEServices, was established in 1997 and sells natural gas and electricity on an unregulated, competitive basis directly to residential, commercial and industrial customers. The following table depicts the retail energy-marketing segment’s operating results along with selected statistical data.

Retail-Energy Marketing Financial and Statistical Data

	Years Ended September 30,			Increase (Decrease)

	2013	2012	2011	2013 vs. 2012	2012 vs. 2011

Operating Results (In millions)
Gross margins:
Operating revenues	$1,279.3	$1,267.1	$1,443.2	$12.2	$(176.1)
Less: Cost of energy	1,164.8	1,139.2	1,300.9	25.6	(161.7)
Revenue taxes	6.8	5.8	5.6	1.0	0.2

Total gross margins	107.7	122.1	136.7	(14.4)	(14.6)
Operation expenses	49.6	52.2	52.0	(2.6)	0.2
Depreciation and amortization	0.7	0.7	0.7	-	-
General taxes and other assessments—other	4.4	4.0	4.2	0.4	(0.2)

Operating income	53.0	65.2	79.8	(12.2)	(14.6)
Other income (expenses)-net	0.2	-	-	0.2	-
Income tax expense	20.2	25.9	30.8	(5.7)	(4.9)

Net income	$33.0	$39.3	$49.0	$(6.3)	$(9.7)

Analysis of gross margins (In millions)
Natural gas
Realized margins	$44.1	$34.9	$44.1	$9.2	$(9.2)
Unrealized mark-to-market gains (losses)	(1.7)	6.9	5.5	(8.6)	1.4

Total gross margins—natural gas	42.4	41.8	49.6	0.6	(7.8)

Electricity
Realized margins	$58.6	$78.8	$68.0	$(20.2)	$10.8
Unrealized mark-to-market gains (losses)	6.7	1.5	19.1	5.2	(17.6)

Total gross margins—electricity	65.3	80.3	87.1	(15.0)	(6.8)

Total gross margins	$107.7	$122.1	$136.7	$(14.4)	$(14.6)

Other Retail-Energy Marketing Statistics
Natural gas
Therm sales (millions of therms)	702.5	610.4	678.4	92.1	(68.0)
Number of customers (end of period)	167,900	177,500	172,200	(9,600)	5,300
Electricity
Electricity sales (millions of kWhs)	12,133.0	11,794.9	10,793.1	338.1	1,001.8
Number of accounts (end of period)	179,900	194,300	182,500	(14,400)	11,800

Fiscal Year 2013 vs. Fiscal Year 2012.  The retail energy-marketing segment reported net income of $33.0 million for the fiscal year 2013 compared to net income of $39.3 million reported for fiscal year 2012. This comparison primarily reflects lower gross margins from the sale of electricity.

Gross margins from natural gas sales increased $0.6 million in fiscal year 2013 from the prior year. This increase reflects $8.6 million in lower unrealized mark-to-market margins on energy-related derivatives resulting from fluctuating market prices and higher realized margins of $9.2 million due to higher retail sales volumes resulting from colder weather compared to fiscal year 2012 and increased margins on portfolio optimization activities.

Gross margins from electric sales decreased $15.0 million in fiscal year 2013 over the prior year. This decrease reflects $5.2 million in higher unrealized mark-to-market margins on energy-related derivatives from fluctuating market prices offset by a $20.2 million decrease in realized margins due to the timing differences in margin recognition as well as higher load servicing costs associated with fixed price contracts.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Fiscal Year 2012 vs. Fiscal Year 2011.  The retail energy-marketing segment reported net income of $39.3 million for the fiscal year 2012 compared to net income of $49.0 million reported for fiscal year 2011. This reduction primarily reflects lower gross margins from the sale of natural gas and electricity.

Gross margins from natural gas sales decreased $7.8 million in fiscal year 2012 from the prior year. This decrease reflects a $1.4 million increase in unrealized mark-to-market margins on energy-related derivatives resulting from fluctuating market prices and a decrease in realized margins of $9.2 million due to lower retail sales volumes resulting from warm weather and lower unit margins on portfolio optimization activities compared to fiscal year 2011.

Gross margins from electric sales decreased $6.8 million in fiscal year 2012 over the prior year. This decrease reflects a $17.6 million change in unrealized mark-to-market margins on energy-related derivatives from fluctuating market prices and a $10.8 million increase in realized margins due to higher electric sales volumes associated with customer growth and favorable weather and pricing on electricity supply.

Commercial Energy Systems

The commercial energy systems segment reported net income of $3.0 million and $2.4 million in fiscal years 2013 and 2012, respectively and a net loss of $0.5 million in fiscal year 2011. The year-over-year variances for all years are primarily due to increased returns from additional investments in commercial and residential solar assets partially offset by continued weakness in the federal energy efficiency contracting business.

Midstream Energy Services

Midstream Energy Services reported a net loss of $18.8 million for 2013, a net loss of $9.1 million for 2012 and net income of $2.2 million for 2011. The variance between 2013 and 2012 is driven by organizational costs incurred for the Constitution Pipeline Project, unrealized losses from long-term purchase contracts, continued compression of storage spreads and higher operation and maintenance expense as a result of new storage and optimization arrangements. The variance between 2012 and 2011 reflects low storage and transportation spreads due to warm weather, which negatively affected optimization opportunities, resulting in lower realized earnings and a reduction in the carrying value of the storage inventory. In addition, operation and maintenance expense was higher as a result of investments in new storage and optimization arrangements, as well as costs incurred for the Commonwealth Pipeline project.

Other Non-Utility Activities

As previously discussed, transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our four operating segments, are aggregated as “Other Activities” and included as part of non-utility operations. Results for our other non-utility activities reflect net losses of $7.9 million, $2.5 million and $2.8 million for fiscal years 2013, 2012, and 2011, respectively. The increase for 2013 over 2012 reflects our corporate branding initiative costs and an increase in our on-going business development activities.

Intersegment Eliminations

Intersegment Eliminations represents a timing difference between Commercial Energy Systems’ recognition of revenue for the sale of SRECs to Retail Energy-Marketing and Retail Energy-Marketing’s recognition of the associated expense. Retail Energy-Marketing has recorded a portion of the SREC’s purchased as inventory to be used in future periods and will expense them at that time.

LIQUIDITY AND CAPITAL RESOURCES

General Factors Affecting Liquidity

Access to short-term debt markets is necessary for maintaining satisfactory liquidity to operate our businesses on a near-term basis. Our most significant short-term financing requirements include the acquisition of natural gas, electricity and pipeline capacity, and the need to finance accounts receivable and storage gas inventory. The need for long-term capital is driven primarily by capital expenditures and maturities of long-term debt.

Our ability to obtain adequate and cost effective financing depends on our credit ratings, the liquidity of financial markets, and investor demand for our securities. Our credit ratings depend largely on the financial performance of our subsidiaries, and a downgrade in our current credit ratings could require us to post additional collateral with our wholesale counterparties and could adversely affect both our borrowing costs and our access to sources of liquidity and capital. Also potentially affecting access to short-term debt capital are any restrictions that might be placed upon us, such as ratings

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

triggers or requirements to provide creditors with additional support in the event of a determination of insufficient creditworthiness. During fiscal year 2013, WGL Holdings met its liquidity and capital needs through the retention of earnings and the issuance of commercial paper and common stock. Washington Gas met its liquidity and capital needs through the retention of operating cash flow and the issuance of commercial paper. Both WGL Holdings and Washington Gas believe that they will be able to meet their liquidity and capital needs through fiscal year 2014 through a mixture of operating cash flow, issuances of commercial paper, and in the case of Washington Gas, issuance of MTNs.

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

As of September 30, 2013, total consolidated capitalization, including current maturities of long-term debt and excluding notes payable, comprised 67.3% common equity, 1.5% preferred stock and 31.2% long-term debt. Our cash flow requirements and our ability to provide satisfactory resources to meet those requirements are primarily influenced by the activities of Washington Gas and WGEServices along with our increasing other non-utility investments in renewable energy and pipeline projects.

Our plans provide for sufficient liquidity to satisfy our financial obligations. As of September 30, 2013, we had no restrictions on our cash balances or retained earnings that would affect the payment of common or preferred stock dividends by either WGL Holdings or Washington Gas.

Short-Term Cash Requirements and Related Financing

Washington Gas’ business is weather sensitive and seasonal, causing short-term cash requirements to vary significantly during the year. Approximately 77% of the total therms delivered in Washington Gas’ service area (excluding deliveries to two electric generation facilities) occur during the first and second fiscal quarters. Accordingly, Washington Gas typically earns more net income in the first six months of the fiscal year than it does for the entire fiscal year. During the first six months of our fiscal year, Washington Gas’ large sales volumes cause its cash requirements to peak when combined storage inventory, accounts receivable, and unbilled revenues are at their highest levels. During the last six months of our fiscal year, after the heating season, Washington Gas will typically experience a seasonal net loss due to reduced demand for natural gas. During this period, many of Washington Gas’ assets are converted into cash, which Washington Gas generally uses to reduce and sometimes eliminate short-term debt and to acquire storage gas for the next heating season.

Washington Gas, WGEServices and WGL Midstream have seasonal short-term cash requirements to fund the purchase of storage gas inventory in advance of the winter heating periods when a large portion of the storage gas is sold. As of September 30, 2013 and 2012, Washington Gas had balances in gas storage of $132.2 million and $114.5 million, respectively, WGEServices had balances in gas storage of $49.1 million and $46.8 million, respectively, and WGL Midstream had balances in gas storage of $166.0 million and $122.9 million, respectively. Washington Gas collects the cost of gas under cost recovery mechanisms approved by its regulators. WGEServices collects revenues that are designed to reimburse commodity costs used to supply their retail customer and wholesale counterparty contracts. WGL Midstream collects revenues that are designed to reimburse commodity costs used to supply wholesale counterparties. Variations in the timing of cash receipts from customers under these collection methods can significantly affect short-term cash requirements. In addition, Washington Gas and WGEServices pay their respective commodity suppliers before collecting the accounts receivable balances resulting from these sales. WGEServices and WGL Midstream derive their funding from short-term debt issued by WGL Holdings. Additionally, Washington Gas, WGEServices and WGL Midstream may be required to post cash collateral for certain purchases. WGEServices and WGL Midstream may be required to provide parent guarantees from WGL Holdings for certain transactions.

Variations in the timing of collections of gas costs under its recovery mechanisms can significantly affect short-term cash requirements for Washington Gas. At September 30, 2013 and 2012, Washington Gas had $0.6 million net over-collections and $11.7 million net under-collections of gas costs, respectively, reflected in current assets/liabilities as gas costs due from/to customers. Most of the fiscal year 2013 balance will be refunded to customers in fiscal year 2014. Amounts under-collected or over-collected that are generated during the current gas cost recovery cycle are deferred as a regulatory asset or liability on the balance sheet until September 1st of each year, at which time the accumulated amount is transferred to gas costs due from/to customers as appropriate. At September 30, 2013 and 2012 Washington Gas had a net regulatory asset of $13.8 million and $20.2 million, respectively, related to the current gas recovery cycle.

WGL Holdings and Washington Gas use short-term debt in the form of commercial paper or unsecured short-term bank loans to fund seasonal cash requirements. Our policy is to maintain back-up bank credit facilities in an amount equal to or greater than our expected maximum commercial paper position. Bank credit balances available to WGL Holdings and Washington Gas net of commercial paper balances were $201.4 million and $225.5 million at September 30, 2013 and

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

$301.1 million and $251.2 million at September 30, 2012, respectively. The credit facility for WGL Holdings permits it to borrow up to $450.0 million, and further permits, with the banks’ approval, additional borrowings of $100.0 million for a maximum potential total of $550.0 million. The credit facility for Washington Gas permits it to borrow up to $350.0 million, and further permits, with the banks’ approval, additional borrowings of $100.0 million for a maximum potential total of $450.0 million. The interest rate on loans made under each of the credit facilities are a fluctuating rate per annum that are set using certain parameters at the time each loan is made. These credit agreements provide for a term of five years and expire on April 3, 2017. The credit agreements each have two one-year extension options. Refer to Note 5—Long-Term Debt of the Notes to the Consolidated Financial Statements for further information.

To manage credit risk, Washington Gas, WGEServices and WGL Midstream may require deposits from certain customers and suppliers, which are reported as current liabilities in “Customer deposits and advance payments” in the accompanying balance sheet. At September 30, 2013 and 2012, these amounts totaled $67.2 million and $89.3 million, respectively. Both balances consist primarily of customer deposits for Washington Gas.

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

For WGEServices and WGL Midstream, deposits typically represent collateral for transactions with wholesale counterparties. These deposits may be required to be repaid or increased at any time based on the current value of WGEServices’ or WGL Midstream’s net position with the counterparty. Currently there are no restrictions on the use of deposited funds and interest is paid to the counterparty on these deposits in accordance with its contractual obligations. Refer to the section entitled “Credit Risk” for further discussion of our management of credit risk.

Money Pool

WGL Holdings has money pool arrangements with and among its non-utility subsidiaries to coordinate and provide for certain short term cash and working capital requirements. This money pool also accumulates cash from the periodic issuance of WGL Holdings’ common stock from the company’s dividend reinvestment program and stock based compensation programs as well as the operations of certain unregulated subsidiaries. In return, the money pool provides short-term loans to other unregulated subsidiaries to meet various working capital needs. Washington Gas does not participate in the money pool.

Long-Term Cash Requirements and Related Financing

The primary drivers of our long-term cash requirements include capital expenditures, long-term debt maturities and decisions to refinance long-term debt. Our capital expenditures primarily relate to adding new utility customers and system supply as well as maintaining the safety and reliability of Washington Gas’ distribution system (refer to the section entitled “Capital Expenditures” below).

At September 30, 2013, Washington Gas had the capacity under a shelf registration to issue up to $450.0 million of additional Medium Term Notes (MTNs). Washington Gas has authority from its regulators to issue other forms of debt, including private placements. The following describes long-term debt issuance activity during fiscal year 2013 and 2012.

Fiscal Year 2013 MTN Activity.  There were no MTN or private placement issuances or retirements for the year ended September 30, 2013.

Fiscal Year 2012 MTN Activity.  On June 19, 2012, Washington Gas retired $25.0 million of 5.90% MTNs. On February 27, 2012, Washington Gas retired $25.0 million of 6.00% MTNs and on October 17 and 19, 2011, Washington Gas retired $7.0 million of 6.05% MTNs and $20.0 million of 6.00% MTNs, respectively.

We are exposed to interest-rate risk associated with our debt financing. Prior to issuing long-term debt, Washington Gas may utilize derivative instruments to minimize its exposure to the risk of interest-rate volatility. Refer to the section entitled “Interest-Rate Risk” for further discussion of our interest-rate risk management activity.

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

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

The rating may be subject to revision or withdrawal at any time by the assigning rating organization and each rating should be evaluated independently of any other rating. On October 5, 2012, Fitch Ratings lowered the commercial paper rating of Washington Gas from F1+ to F1 in adherence to changes in short-term rating criteria for non-financial corporate issuers published on August 9, 2012.

	WGL Holdings		Washington Gas
Rating Service	Unsecured Medium-Term Notes (Indicative)(a)	Commercial Paper	Unsecured Medium-Term Notes	Commercial Paper

Fitch Ratings(b)	A+	F1	AA-	F1

Moody’s Investors Service(c)	Not Rated	P-2	A2	P-1

Standard & Poor’s Ratings Services(d)	A+	A-1	A+	A-1

(a) Indicates the ratings that may be applicable if WGL Holdings were to issue unsecured MTNs.

(b) The long-term debt ratings outlook issued by Fitch Ratings for WGL Holdings and Washington Gas is stable. On October 5, 2012, Fitch Ratings lowered the commercial paper rating of Washington Gas from F1+ to F1 in adherence to changes in short-term rating criteria for non-financial corporate issuers published on August 9, 2012.

(c) The long-term debt ratings outlook issued by Moody’s Investors Service for Washington Gas is stable.

(d) The long-term debt ratings outlook issued by Standard & Poor’s Rating Services for WGL Holdings and Washington Gas is stable.

Ratings Triggers and Certain Debt Covenants

WGL Holdings and Washington Gas pay credit facility fees, which in some cases are based on the long-term debt ratings of Washington Gas. In the event the long-term debt of Washington Gas is downgraded below certain levels, WGL Holdings and Washington Gas would be required to pay higher fees. There are five different levels of fees. The credit facility for WGL Holdings defines its applicable fee level as one level below the level applicable to Washington Gas. Under the terms of the credit facilities, the lowest level facility fee is 6.0 basis points and the highest is 17.5 basis points.

Under the terms of WGL Holdings’ and Washington Gas’ credit agreements, the ratio of consolidated financial indebtedness to consolidated total capitalization cannot exceed 0.65 to 1.0 (65.0%). In addition, WGL Holdings and Washington Gas are required to inform lenders of changes in corporate existence, financial conditions, litigation and environmental warranties that might have a material effect on debt ratings. The failure to inform the lenders’ agent of material changes in these areas might constitute default under the agreements. Additionally, failure to pay principal or interest on any other indebtedness may be deemed a default under our credit agreements. A default, if not remedied, may lead to a suspension of further loans and/or acceleration in which obligations become immediately due and payable. At September 30, 2013, we were in compliance with all of the covenants under our revolving credit facilities.

For certain of Washington Gas’ natural gas purchase and pipeline capacity agreements, if the long-term debt of Washington Gas is downgraded to or below the lower of a BBB- rating by Standard & Poor’s or a Baa3 rating by Moody’s Investors Service, or if Washington Gas is deemed by a counterparty not to be creditworthy, then the counterparty may withhold service or deliveries, or may require additional credit support. For certain other agreements, if the counterparty’s credit exposure to Washington Gas exceeds a contractually defined threshold amount, or if Washington Gas’ credit rating declines by a certain rating level, then the counterparty may require additional credit support. At September 30, 2013, Washington Gas would not be required to provide additional credit support by these arrangements if its long-term credit rating was to be downgraded by one rating level.

WGL Holdings guarantees payments for certain purchases of natural gas and electricity on behalf of WGEServices and WGL Midstream (refer to “Contractual Obligations, Off-Balance Sheet Arrangements and Other Commercial Commitments” for a further discussion of these guarantees). If the credit rating of WGL Holdings declines, WGEServices and WGL Midstream may be required to provide additional credit support for these purchase contracts. At September 30, 2013, neither WGEServices nor WGL Midstream would be required to provide additional credit support for these arrangements if the long-term credit rating of WGL Holdings was to be downgraded by one rating level.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities reflects net income before preferred stock dividends, as adjusted for non-cash earnings and charges and changes in working capital. The primary drivers for our operating cash flows are cash payments received from natural gas and electricity customers, offset by our payments for natural gas and electricity costs, operation and maintenance expenses, taxes and interest costs.

Net cash provided by operating activities increased by $100.4 million from $217.6 million in fiscal year 2012 compared to $318.0 million for fiscal year 2013 primarily due to:

•	$64.0 million decrease in the change in pension and post-retirement benefit contributions.

•	$77.4 million decrease in the change in accounts receivable and unbilled revenues.

•	$50.0 million decrease in the change in gas costs (current) and other regulatory assets / liabilities - net primarily due to an increase in mark-to-market adjustments along with an increase in price.

•	$71.7 million increase in storage gas due to higher average inventory prices and increased inventory.

Net cash provided by operating activities totaled $217.6 million for fiscal year 2012 compared to $295.7 million in fiscal year 2011 primarily due to:

•	$82 million increase in pension contributions.

•

$65.4 million increase in accounts receivable and unbilled revenues—net primarily due to increased sales volumes associated with Washington Gas’ asset optimization program and unbilled revenue related to increased Retail Energy-Marketing sales.

•	$16.4 million increase in other prepayments primarily due to additional tax payments made in the fiscal year along with solar tax credits.

•	$84.3 million increase in accumulated deferred income taxes of which $53.1 million relates to bonus depreciation, and

•

$22.7 million decrease in gas costs (current and deferred) and other regulatory assets / liabilities—net primarily due to a decrease in mark-to-market adjustments. Along with a reduction in volumes purchased at lower prices in addition to a reduction in recoveries due to lower cycle sales at lower prices.

Cash Flows Provided By Financing Activities

Cash flows provided by financing activities totaled $46.3 million in fiscal year 2013 primarily due to:

•	$125.4 million increase in notes payable, primarily used to finance gas purchase and storage inventory costs for planned growth.

•	$86.1 million dividend payment on common and preferred stock.

Cash flows provided by financing activities totaled $55.2 million in fiscal year 2012 primarily due to:

•

$208.3 million increase in notes payable, primarily used to finance $105.1 million is related to gas purchase and storage inventory costs for planned growth and $82.0 million for pension contributions.

•	$77.2 million dividend payment on common and preferred stock.

•	The retirement of $77.0 million of MTNs.

Cash flows used in financing activities totaled $85.9 million in fiscal year 2011 primarily due to:

•	$61.0 million net decrease in notes payable due to lower working capital requirements driven principally by lower storage gas inventory costs and gas purchase costs.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

•	$71.9 million dividend payment on common stock partially offset by $5.0 million in cash proceeds from the issuance of common stock pursuant to our stock-based compensation plan, and

•	During fiscal year 2011, we retired $30.0 million of MTNs and issued $75.0 million of lower-cost MTNs (refer to the section entitled “Long-Term Cash Requirements and Related Financing”).

The following table reflects the issuances and retirements of long-term debt that occurred during fiscal years 2013, 2012 and 2011 (also refer to Note 5 —Long-Term Debt of the Notes to Consolidated Financial Statements).

Long-Term Debt Activity

	2013		2012		2011

($ In millions)	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount

Medium-term notes
Issued	n/a	$-	-	$-	5.21%	$75.0
Retired	n/a	-	5.90 – 6.05%	(77.0)	6.64%	(30.0)
Other financing
Issued (a)	n/a	-	2.77 – 3.38%	6.2	4.31 – 4.53%	5.7
Retired (b)	n/a	-	3.94%	(4.2)	5.57 – 7.40%	(9.2)

Total		$-		$(75.0)		$41.5

(a) Includes the non-cash issuances of project debt financing of $6.2 million and $5.7 million for fiscal years 2012 and, 2011, respectively.

(b) Includes the non-cash extinguishments of project debt financing of $4.2 million for fiscal year 2012 and $9.2 million for 2011.

Cash Flows Used in Investing Activities

Net cash flows used in investing activities totaled $371.1 million, $266.8 million and $214.3 million during fiscal years 2013, 2012 and 2011, respectively, which primarily consists of capital expenditures made on behalf of Washington Gas and investments in commercial Solar PV facilities. Additionally during fiscal year 2013 and 2012, we invested $62.9 million and $24.6 million, respectively, in other non-utility projects.

Capital Investments

The following table depicts our actual capital investments for fiscal years 2011, 2012 and 2013, and projected capital investments for fiscal years 2014 through 2018. Our capital outlays include expenditures to extend service to new areas, and to ensure safe, reliable and improved service for our utility and to grow our non-utility investments.

Capital Investments

		Actual				Projected
(In millions)	2011	2012	2013	2014	2015	2016	2017	2018	Total

New business	$40.2	$53.5	$71.3	$81.1	$91.5	$107.7	$133.3	$122.5	$536.1
Replacements	71.2	99.2	103.9	136.0	130.4	129.7	126.7	126.7	649.5
LNG storage facility	0.1	0.1	-	-	-	-	-	-	-
SOC redevelopment project	49.8	27.3	0.3	-	-	-	-	-	-
Customer information system	-	-	-	18.6	27.6	28.2	5.4	-	79.8
Other utility	31.6	29.4	52.2	69.3	28.2	20.6	31.7	33.0	182.8
Cash basis adjustments	(17.1)	(9.8)	-	-	-	-	-	-	-

Total utility(a)	175.8	199.7	227.7	305.0	277.7	286.2	297.1	282.2	1,448.2

Solar	31.8	60.3	133.5	120.0	100.1	100.1	100.1	100.1	520.4
Other	6.7	6.8	9.9	16.8	40.2	0.6	0.6	0.7	58.9

Total investments	$214.3	$266.8	$371.1	$441.8	$418.0	$386.9	$397.8	$383.0	$2,027.5

(a) Excludes Allowance for Funds Used During Construction. Includes capital expenditures accrued and capital expenditure adjustments recorded in the fiscal year.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

The 2014 to 2018 projected periods include $536.1 million for continued growth to serve new customers and $649.5 million for the replacement and betterment of existing distribution facilities, including $163.5 million of expenditures for replacement projects intended to meet the requirements of the Virginia SAVE legislation as described in an application made by Washington Gas with the Virginia Public Service Commission on August 4, 2010, $93.7 million of expenditures for a mechanically coupled pipeline encapsulation program in the District of Columbia and $165.0 million of planned expenditures under the Maryland accelerated pipe replacement program. Projected expenditures also reflect $182.8 million of other utility expenditures, which include general plant.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

CONTRACTUAL OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS AND OTHER COMMERCIAL COMMITMENTS

Contractual Obligations

WGL Holdings and Washington Gas have certain contractual obligations that extend beyond fiscal year 2013. These commitments include long-term debt, lease obligations and unconditional purchase obligations for pipeline capacity, transportation and storage services, and certain natural gas and electricity commodity commitments. The estimated obligations as of September 30, 2013 for future fiscal years are shown below.

Estimated Contractual Obligations and Commercial Commitments
	Years Ended September 30,

(In millions)	Total	2014	2015	2016	2017	2018	Thereafter

Pipeline and storage contracts(a)	$2,636.1	$207.3	$210.7	$245.2	$238.0	$228.6	$1,506.3
Medium-term notes(b)	583.0	67.0	20.0	25.0	-	-	471.0
Interest expense(c)	421.1	32.7	30.9	29.2	28.8	28.8	270.7
Gas purchase commitments
—Washington Gas(d)	1,186.5	85.6	69.9	85.1	93.0	87.6	765.3
—WGEServices(e)	251.3	162.7	66.5	19.7	2.4	-	-
—WGL Midstream(d)	478.8	16.2	5.6	2.4	28.1	29.0	397.5
Electric purchase commitments(f)	623.7	391.5	180.9	48.5	2.6	0.2	-
Operating leases	25.8	5.7	5.8	4.9	4.0	3.6	1.8
Business process outsourcing(g)	122.1	32.9	32.5	33.1	23.6	-	-
Other long-term commitments(h)	28.5	11.7	6.1	4.9	3.7	1.8	0.3

Total	$6,356.9	$1,013.3	$628.9	$498.0	$424.2	$379.6	$3,412.9

(a)Represents minimum payments under natural gas transportation, storage and peaking contracts that have expiration dates through fiscal year 2029. Additionally, includes minimum payments for WGEServices and WGL Midstream pipeline contracts.

(b)Represents scheduled repayment of principal. Excludes $6.7 million in debt that is anticipated to be a non-cash extinguishment of project debt financing (refer to the section entitled “Construction Project Financing”).

(c)Represents the scheduled interest payments associated with MTNs and other long-term debt.

(d)Includes short-term commitments to purchase fixed volumes of natural gas, as well as long-term gas purchase commitments that contain fixed volume purchase requirements. Cost estimates are based on both forward market prices and option premiums for fixed volume purchases under these purchase commitments.

(e)Represents commitments based on a combination of market prices at September 30, 2013 and fixed price as well as index priced contract commitments for natural gas delivered to various city gate stations, including the cost of transportation to that point, which is bundled in the purchase price.

(f)Represents electric purchase commitments that are based on existing fixed price and fixed volume contracts. Also includes $7.2 million related to renewable energy credits.

(g)Represents fixed costs to the service provider related to the 10-year contract for business process outsourcing. These payments do not reflect potential inflationary adjustments included in the contract. Including these inflationary adjustments, required payments to the service provider could total $145.9 million over the remaining contract term.

(h)Includes Shell agreement minimum program fees, certain information technology service contracts and committed payments related to certain environmental response costs and excludes uncertain tax positions.

The table above reflects fixed and variable obligations. Certain of these estimates reflect likely purchases under various contracts, and may differ from minimum future contractual commitments disclosed in Note 13 —Commitments of the Notes to Consolidated Financial Statements.

For commitments related to Washington Gas’ pension and post-retirement benefit plans, during fiscal year 2013, Washington Gas did not contribute to its qualified pension plan but did contribute $1.8 million to its non-funded DB SERP. In addition, Washington Gas contributed $18.0 million to its health and life insurance benefit plans during fiscal year 2013. During fiscal year 2014, Washington Gas does not expect to make a contribution to its qualified pension plan but does expect to make a payment totaling $3.5 million to its non-funded DB SERP. Washington Gas expects to contribute $10.0 million to our health and life insurance benefit plans during fiscal year 2014. For a further discussion of our pension and post-retirement benefit plans, refer to Note 10—Pension and Other Post-Retirement Benefit Plans of the Notes to Consolidated Financial Statements.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Construction Project Financing

To fund certain of its construction projects, Washington Gas enters into financing arrangements with third party lenders. As part of these financing arrangements, Washington Gas’ customers agree to make principal and interest payments over a period of time, typically beginning after the projects are completed. Washington Gas assigns these customer payment streams to the lender. As the lender funds the construction project, Washington Gas establishes a receivable representing its customers’ obligations to remit principal and interest and a long-term payable to the lender. When these projects are formally “accepted” by the customer as completed, Washington Gas transfers the ownership of the receivable to the lender and removes both the receivable and the long-term financing from its financial statements. As of September 30, 2013 and 2012, work on these construction projects that was not completed or accepted by customers was valued at $6.7 million and $6.2 million, respectively, which are recorded on the balance sheet as a receivable in “Deferred Charges and Other Assets—Other” with the corresponding long-term obligation to the lender in “Long-term debt.” At any time before these contracts are accepted by the customer, should there be a contract default, such as, among other things, a delay in completing the project, the lender may call on Washington Gas to fund the unpaid principal in exchange for which Washington Gas would receive the right to the stream of payments from the customer. Construction projects are financed primarily for government agencies, which Washington Gas considers to have minimal credit risk. Based on this assessment and previous collection experience, Washington Gas did not record a corresponding reserve for bad debts related to these receivables at September 30, 2013 and September 30, 2012.

Financial Guarantees

WGL Holdings guarantees payments primarily for certain purchases of natural gas and electricity on behalf of WGEServices and for certain natural gas commitments on behalf of WGL Midstream. At September 30, 2013, these guarantees totaled $305.4 million and $193.2 million for WGEServices and WGL Midstream, respectively. The amount of such guarantees is periodically adjusted to reflect changes in the level of financial exposure related to these purchase commitments. We also receive financial guarantees or other collateral from counterparties when required by our credit policy (refer to the section entitled “Credit Risk” for a further discussion of our credit policy). WGL Holdings also issued guarantees totaling $7.8 million at September 30, 2013 on behalf of certain of our non-utility subsidiaries and unconsolidated investments associated with their banking transactions. Of the total guarantees of $506.4 million, $6.0 million expired in October 2013. The remaining guarantees do not have specific maturity dates. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations upon written notice to the counterparty, however, WGL Holdings would continue to be responsible for the obligations created under the guarantees prior to the effective date of the cancellation.

Effective October 1, 2011, WGL Holdings began charging fees for guarantees to its subsidiaries in an amount equal to the daily guarantee exposure multiplied by a monthly weighted average interest rate. During the years ended September 30, 2013 and 2012, the total fees charged by WGL Holdings to its subsidiaries were $0.3 million and $0.6 million, respectively. The majority of these fees were charged to WGEServices. These fees have been eliminated in the accompanying consolidated financial statements of WGL Holdings. Refer to Note 13—Commitments and Contingencies of the Notes to Consolidated Financial Statements for further discussion of our guarantees.

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

In 2006, the District Council of Prince George’s County Maryland denied Washington Gas’ application for a special zoning exception related to its proposed construction of the LNG Facility because of the District Council’s position that newly enacted zoning restrictions prohibit such construction. Washington Gas appealed this decision to the Prince George’s County Circuit Court (the Circuit Court); however, the case was subsequently redirected to the administrative process of the District Council by the Circuit Court.

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

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

To date, Washington Gas has incurred $8.5 million of costs related to the LNG Facility. At March 31, 2013, these costs were reclassified from “Property, Plant and Equipment” to “Deferred Charges and Other Assets-Regulatory Assets, Other” in the accompanying balance sheets due to the recoverability of the regulatory asset. In a pending base rate case in Maryland, the Public Utility Law Judge issued a proposed order recommending Washington Gas be allowed to recover the Maryland jurisdiction’s share of these costs over a 10-year period with no return on the unamortized balance over the recovery period. Washington Gas recorded a $0.5 million impairment charge for the year ended September 30, 2013 to reflect the disallowance of a return on the unrecovered cost balances.

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

Operating Issues Related To Changes in Natural Gas Supply

In fiscal year 2005, Washington Gas began addressing a significant increase in the number of natural gas leaks on its distribution system in a portion of Prince George’s County, Maryland. Natural gas containing a low concentration of HHCs can cause the seals in certain mechanical couplings on the Washington Gas distribution system to shrink increasing the propensity for the coupling to leak. Independent laboratory tests performed on behalf of Washington Gas have shown that, in a laboratory environment, the injection of HHCs into gas with low concentrations of HHC can be effective in offsetting the affect of the low HHC gas on the seals in couplings which increases their sealing force and, in turn, reduces the propensity for the affected couplings to leak.

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

The current forecast for mechanical coupling remediation and replacement work in Virginia includes expenditures of $191.4 million, over a five-year period beginning on January 1, 2013. This represents Washington Gas’ Steps to Advance Virginia’s Energy Plan (SAVE Plan), which the SCC of VA initially approved on April 21, 2011, and for which the SCC of VA approved an amendment on November 15, 2012. For the District of Columbia, the forecast includes the continuation of the December 16, 2009 settlement in the District of Columbia that includes a targeted mechanically coupled pipe replacement and encapsulation program that is now estimated to cost $35.0 million and is expected to take approximately seven years to complete. Rate recovery of the expenditures has been approved by the SCC of VA and the PSC of DC.

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

On May 2, 2013, Maryland Governor Martin J. O’Malley signed into law the Maryland Strategic Infrastructure Development and Enhancement Program (STRIDE). The STRIDE program allows Washington Gas to replace and reinforce its natural gas infrastructure system more rapidly. The STRIDE program provides funding for gas pipeline upgrades through a small surcharge approved by the Maryland Public Service Commission for residential, commercial and industrial customers. The program will reduce costs to utility customers through less frequent base rate cases and lower operational expenses in the future. On November 7, 2013, Washington Gas submitted an application before the PSC of Maryland requesting an approval for a five-year Rider to recover costs of the proposed eligible infrastructure replacement projects. Washington Gas proposes to modify and expand its currently authorized program by spending approximately $200 million over the next five years to expedite replacement and reinforcement of its system.

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

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Commonwealth Pipeline

In February 2012, WGL Midstream entered into a joint development agreement with UGI Energy Services, Inc. (UGI) and Inergy Midstream, L.P. (Inergy), to jointly market and develop an interstate pipeline named the Commonwealth Pipeline. The proposed interstate pipeline would have consisted of pipeline extending south from the terminus of Inergy’s Marc I line in Lycoming County, Pennsylvania.

Although the initial response to the non-binding open season was positive, subsequent efforts to convert this response into binding commitments have not been successful. WGL Midstream has determined not to pursue the project further and is investing in other opportunities in the Marcellus region. WGL Midstream wrote off approximately $0.5 million of costs that had been capitalized associated with this project.

Constitution Pipeline

In May 2013, WGL Midstream entered into an equity investment in Constitution Pipeline Company, LLC. The pipeline project is designed to transport at least 650,000 dekatherms of natural gas per day from the Marcellus region in northern Pennsylvania to major northeastern markets. Fully contracted with long-term commitments from established natural gas producers currently operating in Pennsylvania, the pipeline will originate from the Marcellus production areas in Susquehanna County, PA., and interconnect with the Iroquois Gas Transmission and Tennessee Gas Pipeline systems in Schoharie County, N.Y.

Construction of the pipeline is expected to begin in the third quarter of 2014 and is scheduled to be in service by March 2015. An affiliate of Williams Partners will construct, operate and maintain the new 30-inch, 121-mile long transmission pipeline.

WGL Midstream will invest an estimated $68 million in the project for a 10% share in the pipeline venture. WGL Midstream joins Williams Partners L.P. (41% share), Cabot Oil and Gas Corporation (25% share) and Piedmont Natural Gas (24% share) in the project.

In June 2013, Constitution Pipeline filed a formal certificate application with Federal Energy Regulatory Commission (FERC), the federal agency charged with the regulation of interstate pipelines.

CREDIT RISK

Wholesale Credit Risk

Certain wholesale suppliers that sell natural gas to any or all of Washington Gas, WGEServices, and WGL Midstream may have relatively low credit ratings or may not be rated by major credit rating agencies.

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

WGL Midstream enters into transactions with wholesale counterparties to optimize its portfolio of contracted and managed natural gas assets. Any failure of wholesale counterparties to deliver natural gas under existing contracts could cause financial exposure for the difference between the price at which WGL Midstream has contracted to buy these commodities and their replacement cost. To the extent that WGL Midstream sells natural gas to these wholesale counterparties, WGL Midstream may be exposed to payment risk if it is in a net receivable position. In addition, WGL Midstream enters into contracts with counterparties to hedge the costs of natural gas. Depending on the ability of the counterparties to fulfill their commitments, WGL Midstream could be at risk for financial loss.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Washington Gas, WGEServices, and WGL Midstream operate under an existing credit policy that is designed to mitigate credit risks through requirements for credit enhancements including, but not limited to, letters of credit, parent guarantees and cash collateral when deemed necessary. In accordance with this policy, Washington Gas, WGEServices, and WGL Midstream have each obtained credit enhancements from certain of their counterparties. If certain counterparties or their guarantors meet the policy’s credit worthiness criteria, Washington Gas, WGEServices, and WGL Midstream may grant unsecured credit to those counterparties or their guarantors. The credit worthiness of all counterparties is continuously monitored.

Washington Gas, WGEServices and WGL Midstream are also subject to the collateral requirements of their counterparties. At September 30, 2013, Washington Gas, WGEServices and WGL Midstream provided $3.0 million, $15.7 million and $8.1 million in cash collateral to counterparties, respectively.

The following table provides information on our credit exposure, net of collateral, to wholesale counterparties as of September 30, 2013 for Washington Gas, WGEServices and WGL Midstream, separately.

Credit Exposure to Wholesale Counterparties

Rating(a)		Exposure Before Credit Collateral(b)		Offsetting Credit Collateral Held(c)	Net Exposure	Number of Counterparties Greater Than 10%(d)		Net Exposure of Counterparties Greater Than 10%

Washington Gas
Investment Grade	$	18.4	$	-	$18.4	1	$	11.9
Non-Investment Grade		4.8		4.5	0.3	1		0.3
No External Ratings		3.4		-	3.4	1		3.3

WGEServices
Investment Grade	$	0.1	$	-	$0.1	1	$	0.1
Non-Investment Grade		-		-	-	-		-
No External Ratings		-		-	-	-		-

WGL Midstream
Investment Grade	$	10.4	$	-	$10.4	2	$	5.0
Non-Investment Grade		-		-	-	-		-
No External Ratings		2.5		-	2.5	1		2.2

(a) Investment Grade is primarily determined using publicly available credit ratings of the counterparty. If the counter party has provided a guarantee by a higher-rated entity (e.g., its parent), it is determined based upon the rating of it guarantor. Included in “Investment Grade” are counterparties with a minimum Standard & Poor’s or Moody’s Investor Service rating of BBB- or Baa3, respectively.

(b) Includes the net of all open positions on energy-related derivatives subject to fair value accounting requirements, the net receivable/payable for realized transactions and net open positions for contracts designated as normal purchases and normal sales and not recorded on our balance sheet. Amounts due from counterparties are offset by liabilities payable to those counterparties to the extent that legally enforceable netting arrangements are in place.

(c) Represents cash deposits and letters of credit received from counterparties, not adjusted for probability of default.

(d) Using a percentage of the net exposure.

Retail Credit Risk

Washington Gas is exposed to the risk of non-payment of utility bills by certain of its customers. To manage this customer credit risk, Washington Gas may require cash deposits from its high risk customers to cover payment of their bills until the requirements for the deposit refunds are met. In addition, Washington Gas implemented a Purchase of Receivables (POR) program as approved by the PSC of MD, whereby it purchases receivables from participating energy marketers at approved discount rates. Under the program, Washington Gas is exposed to the risk of non-payment by the retail customers for these receivables. This risk is factored into the approved discount rate at which Washington Gas purchases the receivables.

WGEServices is also exposed to the risk of non-payment by its retail customers. WGEServices manages this risk by evaluating the credit quality of certain new customers as well as by monitoring collections from existing customers. To the extent necessary, WGEServices can obtain collateral from, or terminate service to, its existing customers based on credit quality criteria. In addition, WGEServices participates in POR programs with certain Maryland and Pennsylvania utilities, whereby it sells its receivables to various utilities at approved discount rates. Under the POR programs, WGEServices is exposed to the risk of non-payment by its retail customers for delivered commodities that have not yet been billed. Once the invoices are billed, however, the associated credit risk is assumed by the purchasing utilities. While participation in POR programs reduces the risk of collection and fixes a discount rate on the receivables, there is a risk that the discount rate paid to participate in the POR program will exceed the actual bad debt expense and billing fees associated with these receivables.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

WGSW is indirectly subject to retail credit risk associated with non-payment by customers who lease solar equipment or maintain energy service agreements through ASD Solar LP, Skyline Innovations, Inc. and EchoFirst Finance Company LLC. This credit risk is mitigated with minimum credit quality criteria established in each of WGSW’s agreements. This criteria must be satisfied for WGSW to participate in the project financing arrangement or partnership interest.

WGL Midstream is not subject to retail credit risk.

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

Washington Gas executes commodity-related physical and financial contracts in the form of forwards, futures and option contracts as part of an asset optimization program that is managed by its internal staff. These transactions are accounted for as derivatives. Under this program, Washington Gas realizes value from its long-term natural gas transportation and storage capacity resources when not being fully used to serve utility customers. Regulatory sharing mechanisms in all three jurisdictions allow the profit from these transactions to be shared between Washington Gas’ customers and shareholders.

The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Regulated Utility segment’s energy-related derivatives during the fiscal year ended September 30, 2013.

Regulated Utility Segment
Changes in Fair Value of Energy-Related Derivatives

(In millions)

Net assets (liabilities) at September 30, 2012	$47.3
Net fair value of contracts entered into during the period	(92.8)
Other changes in net fair value	(68.2)
Realized net settlement of derivatives	6.0

Net assets (liabilities) at September 30, 2013	$(107.7)

Regulated Utility Segment
Roll Forward of Energy-Related Derivatives

(In millions)

Net assets (liabilities) at September 30, 2012	$47.3
Recorded to income	(45.9)
Recorded to regulatory assets/liabilities	(115.1)
Realized net settlement of derivatives	6.0

Net assets (liabilities) at September 30, 2013	$(107.7)

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

The maturity dates of our net assets (liabilities) associated with the regulated utility segment’s energy-related derivatives recorded at fair value at September 30, 2013, is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Regulated Utility Segment
Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

	Years Ended September 30,

(In millions)	Total	2014	2015	2016	2017	2018	Thereafter

Level 1 — Quoted prices in active markets	$-	$-	$-	$-	$-	$-	$-
Level 2 — Significant other observable inputs	25.9	5.9	5.4	14.4	0.1	-	0.1
Level 3 — Significant unobservable inputs	(133.6)	(23.7)	(8.1)	(17.4)	(7.5)	(7.0)	(69.9)

Total net assets (liabilities) associated with our energy-related derivatives	$(107.7)	$(17.8)	$(2.7)	$(3.0)	$(7.4)	$(7.0)	$(69.8)

Fair value changed due to the addition of long-term purchase contracts valued using unobservable inputs. Refer to Note 14, Derivative and Weather-Related Instruments and Note 15, Fair Value Measurements of the Notes to Consolidated Financial Statements for a further discussion of our derivative activities and fair value measurements.

Price Risk Related to the Non-Utility Segments

Retail Energy Marketing. Our retail energy-marketing subsidiary, WGEServices, sells natural gas and electricity to retail customers at both fixed and indexed prices. WGEServices must manage daily and seasonal demand fluctuations for these products. Price risk exists to the extent WGEServices does not closely match the timing and volume of natural gas and electricity it purchases with the related fixed price or indexed sales commitments. WGEServices’ risk management policies and procedures are designed to minimize this risk.

A portion of WGEServices’ annual natural gas sales volumes is subject to variations in customer demand associated with fluctuations in weather and other factors. Purchases of natural gas to fulfill retail sales commitments are generally made under fixed-volume contracts based on certain weather assumptions. If there is significant deviation from normal weather or other factors which affect customer usage, purchase commitments may differ significantly from actual customer usage. To the extent that WGEServices cannot match its customer requirements and supply commitments, it may be exposed to commodity price and volume variances, which could negatively impact gross margins (refer to the section entitled “Weather Risk” for a further discussion of our management of weather risk). WGEServices manages these risks through the use of derivative instruments, including financial products.

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

To the extent WGEServices has not sufficiently matched its customer requirements with its supply commitments or the extent to which it is exposed to price changes in services from the PJM Interconnection, it could be exposed to electricity commodity price risk. WGEServices may manage this risk through the use of derivative instruments, including financial products.

WGEServices’ electric business is also exposed to fluctuations in weather and varying customer usage. Purchases generally are made under fixed-price, fixed-volume contracts that are based on certain weather assumptions. If there are significant deviations in weather or usage from these assumptions, WGEServices may incur price and volume variances that could negatively impact gross margins (refer to the section entitled “Weather Risk” for a further discussion of our management of weather risk).

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Retail Energy-Marketing segment’s energy-related derivatives during the fiscal year ended September 30, 2013.

Retail Energy-Marketing Segment Changes in Fair Value of Energy-Related Derivatives

(In millions)

Net assets (liabilities) at September 30, 2012	$(14.2)
Net fair value of contracts entered into during the period	0.2
Other changes in net fair value	(16.1)
Realized net settlement of derivatives	19.7

Net assets (liabilities) at September 30, 2013	$(10.4)

Retail Energy-Marketing Segment Roll Forward of Energy-Related Derivatives

(In millions)

Net assets (liabilities) at September 30, 2012	$(14.2)
Recorded to income	(14.7)
Recorded to accounts payable	(1.2)
Net option premium payments	-
Realized net settlement of derivatives	19.7

Net assets (liabilities) at September 30, 2013	$(10.4)

The maturity dates of our net assets (liabilities) associated with the retail energy-marketing segments’ energy-related derivatives recorded at fair value at September 30, 2013 is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Retail Energy-Marketing Segment Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

	Years Ended September 30,

(In millions)	Total	2014	2015	2016	2017	2018	Thereafter

Level 1 — Quoted prices in active markets	$-	$-	$-	$-	$-	$-	$-
Level 2 — Significant other observable inputs	(15.9)	(13.9)	(1.9)	(0.1)	-	-	-
Level 3 — Significant unobservable inputs	5.5	7.0	(1.0)	(0.5)	-	-	-

Total net assets (liabilities) associated with our energy-related derivatives	$(10.4)	$(6.9)	$(2.9)	$(0.6)	$-	$-	$-

Refer to Note 14, Derivative and Weather-Related Instruments and Note 15, Fair Value Measurements of the Notes to Consolidated Financial Statements for a further discussion of our derivative activities and fair value measurements.

Midstream Energy Services. WGL Midstream engages in wholesale commodity transactions to optimize its contracted and managed natural gas assets. Price risk exists to the extent WGL Midstream does not closely match the volume of physical natural gas it purchases with the related forward sales entered into as hedges. WGL Midstream’s risk management policies and procedures are designed to minimize this risk. Depending upon the nature of its forward hedges, WGL Midstream may also be exposed to fluctuations in mark-to-market valuations based on changes in forward price curves. WGL Midstream pays fixed, fair market prices for its owned storage assets and is subject to variations in annual summer-winter spreads associated with weather and other market factors. To the extent there are significant variations in weather that effects contract seasonal storage spreads, WGL Midstream may incur price variances that negatively impact expected gross margins (refer to the section entitled “Weather Risk” for a further discussion of our management of weather risk). WGL Midstream manages this risk through the use of derivative instruments, including financial products.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Midstream Energy Services segments’ energy-related derivatives during the fiscal year ended September 30, 2013.

Midstream Energy Services Changes in Fair Value of Energy-Related Derivatives

(In millions)

Net assets (liabilities) at September 30, 2012	$19.7
Net fair value of contracts entered into during the period	(1.1)
Other changes in net fair value	3.5
Realized net settlement of derivatives	(32.6)

Net assets (liabilities) at September 30, 2013	$(10.5)

Midstream Energy Services Roll Forward of Energy-Related Derivatives

(In millions)

Net assets (liabilities) at September 30, 2012	$19.7
Recorded to income	2.4
Recorded to accounts payable	-
Net option premium payments	-
Realized net settlement of derivatives	(32.6)

Net assets (liabilities) at September 30, 2013	$(10.5)

The maturity dates of our net assets (liabilities) associated with the Midstream Energy Services segments’ energy-related derivatives recorded at fair value at September 30, 2013 is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Midstream Energy Services Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

	Years Ended September 30,

(In millions)	Total	2014	2015	2016	2017	2018	Thereafter

Level 1 — Quoted prices in active markets	$-	$-	$-	$-	$-	$-	$-
Level 2 — Significant other observable inputs	14.2	14.2	-	-	-	-	-
Level 3 — Significant unobservable inputs	(24.7)	-	-	(2.6)	(2.6)	(2.3)	(17.2)

Total net assets (liabilities) associated with our energy-related derivatives	$(10.5)	$14.2	$-	$(2.6)	$(2.6)	$(2.3)	$(17.2)

Other. WGSW holds project financing arrangements and a limited partnership interest associated with distributed generating solar assets for a fair market value based on an independent appraisal. The project financing arrangements allow WGSW to lease back those solar assets to the counterparty with a fixed target rate of return over a period of 6-20 years. Price risk exists through the components used to achieve the target rate of return since the components are based on market leasing prices for retail customers and cost of solar panels. Similarly, in WGSW’s limited partnership interest solar assets are purchased by and leased to retail customers through the partnership. The purchased solar assets are expected to achieve a target rate of return from the lease payments being collected from the retail customers, therefore the price risk exists between the leasing prices for solar assets and the purchase price of the solar assets. WGSW manages this price risk through its investment agreements and evaluation of the asset purchase in conjunction with the inception of the lease.

Refer to Note 14, Derivative and Weather-Related Instruments and Note 15, Fair Value Measurements of the Notes to Consolidated Financial Statements for further discussion of our derivative activities and fair value measurements.

Value-at-Risk. WGEServices measures the market risk of its energy commodity portfolio by determining its value-at-risk. Value-at-risk is an estimate of the maximum loss that can be expected at some level of probability if a portfolio is held for a given time period. The value-at-risk calculation for natural gas and electric portfolios include assumptions for normal weather, new customers and renewing customers for which supply commitments have been secured. Based on a 95% confidence interval for a one-day holding period, WGEServices’ value-at-risk at September 30, 2013 was approximately $14,900 and $36,100, related to its natural gas and electric portfolios, respectively. At September 30, 2012, WGEServices’ value-at-risk was approximately $900 and $13,900, related to its natural gas and electric portfolios, respectively. The high, low and average value-at-risk for natural gas was $74,500, $200 and $10,500, respectively. The high, low and average value-at-risk for electric was $64,500, $7,700 and $20,200, respectively.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Weather Risk

We are exposed to various forms of weather risk in both our regulated utility and non-utility business segments. To the extent Washington Gas does not have weather-related instruments or billing adjustment mechanisms in place, its revenues are volume driven and its current rates are based upon an assumption of normal weather. Without weather protection strategies, variations from normal weather will cause our earnings to increase or decrease depending on the weather pattern. Washington Gas has either filed for or currently has in place weather protection strategies that are designed to neutralize the estimated financial effects of weather on its net income within a reasonable range of weather expectations, as discussed below.

The financial results of our retail energy-marketing business, WGEServices, are affected by variations from normal weather primarily in the winter relating to its natural gas sales, and throughout the fiscal year relating to its electricity sales. WGEServices manages these weather risks with, among other things, weather-related instruments.

Variations from normal weather may also affect the financial results of our midstream energy business, WGL Midstream, primarily with regards to summer - winter storage spreads and in transportation spreads throughout the fiscal year. WGL Midstream manages these weather risks with, among other things, locational, physical and financial basis hedging.

Billing Adjustment Mechanisms. In Maryland, Washington Gas has a RNA billing mechanism that is designed to stabilize the level of net revenues collected from Maryland customers by eliminating the effect of deviations in customer usage caused by variations in weather from normal levels and other factors such as conservation. In Virginia, Washington Gas has a WNA billing adjustment mechanism that is designed to eliminate the effect of variations in weather from normal levels on utility net revenues. Additionally, as part of the CARE plan, Washington Gas has a CRA mechanism, which, coupled with the WNA, eliminates the effect of both weather and other factors such as conservation for residential customers in Virginia. For a discussion of current rates and regulatory matters, refer to the section entitled “Rates and Regulatory Matters” for Washington Gas.

For the RNA, WNA, and CRA mechanisms, periods of colder-than-normal weather generally would cause Washington Gas to record a reduction to its revenues and establish a refund liability to customers, while the opposite would generally result during periods of warmer-than-normal weather. However, factors such as volatile weather patterns and customer conservation may cause the RNA and the CARE adjustment to function conversely because they adjust billed revenues to provide a designed level of net revenue per meter.

Weather-Related Instruments. On August 12, 2012, Washington Gas executed HDD weather-related contracts to manage its financial exposure to variations from normal weather in the District of Columbia for fiscal year 2013 resulting in a net premium payment to Washington Gas of $0.7 million. Under these contracts, Washington Gas purchased protections against net revenue shortfalls due to warmer-than-normal weather and sold colder-than-normal weather benefits. Because weather was warmer than normal during 2013, Washington Gas received $1.0 million (including the net premium) from its weather-related instruments. For fiscal year 2012 and 2011, Washington Gas received $7.1 million and $0.3 million, including net payments, from these derivative contracts.

On November 8, 2013, Washington Gas filed an application for approval of a Weather Normalization Adjustment (WNA) before the Public Service Commission of the District of Columbia. The proposal would authorize Washington Gas to implement a rate design mechanism that would eliminate the variability of weather from the calculation of revenues and offer customers more stability in their bills during colder than normal winter heating seasons.

WGEServices utilizes HDD instruments from time to time to manage weather risks related to its natural gas and electricity sales. WGEServices also utilizes CDD instruments and other instruments to manage weather and price risks related to its electricity sales during the summer cooling season. These instruments cover a portion of WGEServices’ estimated revenue or energy-related cost exposure to variations in HDDs or CDDs. Refer to Note 14—Derivative and Weather-Related Instruments of the Notes to Consolidated Financial Statements for further discussion of the accounting for these weather-related instruments.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Interest-Rate Risk

We are exposed to interest-rate risk associated with our short-term and long-term financing. Management of this risk is discussed below.

Short-Term Debt. At September 30, 2013 and 2012, WGL Holdings and its subsidiaries had outstanding notes payable of $373.1 million and $247.7 million, respectively. The carrying amount of our short-term debt approximates fair value. In fiscal year 2013, a change of 100 basis points in the underlying average interest rate for our short-term debt would have caused a change in interest expense of approximately $0.8 million.

Long-Term Debt. At September 30, 2013, we had fixed-rate MTNs and other long-term debt aggregating $524.1 million in principal amount, excluding current maturities and unamortized discounts, and having a fair value of $630.2 million. Fair value is defined as the present value of the debt securities’ future cash flows discounted at interest rates that reflect market conditions as of September 30, 2013. While these are fixed-rate instruments and, therefore, do not expose us to the risk of earnings loss due to changes in market interest rates, they are subject to changes in fair value as market interest rates change. A total of $372.5 million, or approximately 72%, of Washington Gas’ outstanding MTNs, excluding current maturities, have make-whole call options, which require us to pay a premium in addition to the face amount if these options are exercised.

Using sensitivity analyses to measure this market risk exposure, we estimate that the fair value of our long-term debt would increase by approximately $22.5 million or decrease by approximately $21.1 million if interest rates were to decline or increase by 10%, or 25 basis points, respectively, from current market levels. In general, such an increase or decrease in fair value would impact earnings and cash flows only if Washington Gas were to reacquire all or a portion of these instruments in the open market prior to their maturity.

Derivative Instruments. Washington Gas utilizes derivative instruments from time to time in order to minimize its exposure to the risk of interest-rate volatility. On July 18, 2013, Washington Gas entered into an interest-rate derivative transaction to mitigate a substantial portion of the risk of rising interest rates associated with future debt issuances. At September 30, 2013, the fair value of the interest rate derivative transaction was minimal. Refer to the section entitled “Long-Term Cash Requirements and Related Financing” for further discussion of our interest-rate risk management activity.

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

RESULTS OF OPERATIONS

The results of operations for the regulated utility segment and Washington Gas are substantially the same; therefore, this section primarily focuses on statistical information and other information that is not discussed in the results of operations for the regulated utility segment. Refer to the section entitled “Results of Operations—Regulated Utility” for WGL Holdings for a detailed discussion of the results of operations for the regulated utility segment.

Washington Gas’ net income applicable to its common stock was $71.0 million, $108.7 million and $68.3 million for the fiscal years ended September 30, 2013, 2012 and 2011, respectively. Net income decreased $37.7 million in fiscal year 2013 compared to fiscal year 2012 primarily due to:

•	a decrease in unrealized margins associated with our asset optimization program;
•	an increase in employee incentives and benefits primarily due to a decrease in the discount rate;
•

recoveries in 2012 (adjusted by recoveries this year) associated with a loss previously recognized in 2011 for refunds to customers ordered by the PSC of MD related to a cash settlement of gas imbalances with competitive service providers and

•	higher depreciation expense due to the growth in investment in utility plant.

Partially offsetting these unfavorable variances were:

•	higher net revenues attributed to the warm weather impacts of 2012 that were in excess of our weather protection provisions;
•	higher revenues due to the timing of rate relief in Maryland and the District of Columbia;
•	lower bad debt expense due to a reduction in customer delinquencies and charge-offs;
•	lower environmental expense due primarily to net insurance proceeds;
•	an increase in revenues related to the growth in average active customer meters;
•	favorable effects of changes in natural gas consumption patterns in the District of Columbia; and
•	lower income taxes due to a decrease in the effective tax rate driven primarily by the write-off in 2012 of regulatory assets related to the tax effects of Medicare Part D.

Net income for fiscal year 2012 income increased $40.4 million compared to fiscal year 2011 primarily due to:

•	an increase in unrealized margins associated with our asset optimization program;
•	higher revenues due to the implementation of new rates in Maryland and Virginia;
•

recognition in 2012 of the probable recovery of losses recorded in 2011 for a probable refund to customers in connection with an order by the PSC of MD related to a cash settlement of gas imbalances with competitive service providers;

•	lower interest expense related to both lower interest rates and decreased borrowing levels;
•	higher revenues related to the growth in average customer meters and
•	a decrease in the effective tax rate, including write-offs of regulatory assets related to the tax effect of Medicare Part D.

Partially offsetting these favorable variances were:

•	a one-time impairment of the old operations center;
•	higher compensation and benefit costs and
•

higher depreciation expense due to the growth in investment in utility plant and lower realized margins associated with our asset optimization program, including the favorable impact of a commission decision in Maryland in the asset optimization case.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Key gas delivery, weather and meter statistics are shown in the table below for the fiscal years ending September 30, 2013, 2012 and 2011.

Gas Deliveries, Weather and Meter Statistics

	Years Ended September 30,			Increase (decrease)

	2013	2012	2011	2013 vs. 2012	2012 vs. 2011

Gas Sales and Deliveries (millions of therms)
Firm
Gas sold and delivered	841.4	689.7	856.8	151.7	(167.1)
Gas delivered for others	488.2	436.7	501.2	51.5	(64.5)

Total firm	1,329.6	1,126.4	1,358.0	203.2	(231.6)

Interruptible
Gas sold and delivered	2.9	2.0	2.6	0.9	(0.6)
Gas delivered for others	270.9	243.0	271.4	27.9	(28.4)

Total interruptible	273.8	245.0	274.0	28.8	(29.0)

Electric generation—delivered for others	177.5	343.2	140.5	(165.7)	202.7

Total deliveries	1,780.9	1,714.6	1,772.5	66.3	(57.9)

Degree Days
Actual	3,769	3,036	3,999	733	(963)
Normal	3,775	3,799	3,770	(24)	29
Percent colder than normal	(0.2)%	(20.1)%	6.1%	n/a	n/a
Average active customer meters	1,104,283	1,093,351	1,084,388	10,932	8,963
New customer meters added	12,468	11,250	9,868	1,218	1,382

Gas Service to Firm Customers

The volume of gas delivered to firm customers is highly sensitive to weather variability as a large portion of the natural gas delivered by Washington Gas is used for space heating. Washington Gas’ rates are based on an assumption of normal weather. The tariffs in the Maryland and Virginia jurisdictions include provisions that consider the effects of the RNA, WNA and CRA mechanisms, respectively, that are designed to, among other things, eliminate the effect on net revenues of variations in weather from normal levels (refer to the section entitled “Weather Risk” for a further discussion of these mechanisms and other weather-related instruments included in our weather protection strategy).

Fiscal Year 2013 vs. Fiscal Year 2012.  During the fiscal year ended 2013, total gas deliveries to firm customers were 1,329.6 billion therms, an increase of 203.2 million therms from 1,126.4 billion therms in fiscal year 2012. This comparison in natural gas deliveries to firm customers primarily reflects colder weather in the current fiscal year than the prior year and an increase in average active customer meters of 10,932.

Weather, when measured by HDDs for fiscal year 2013 was 0.2% warmer than normal, compared to 20.1% warmer than normal for fiscal year 2012. Including the effects of our weather protection strategy, there were no material effects on net income attributed to colder or warmer than normal weather during fiscal year 2013. Due to the extremely warm weather, our weather protection instruments were not sufficient to offset approximately $3.4 million of the reduction in revenue for the year ended September 30, 2012.

Many customers choose to buy the natural gas commodity from unregulated third party marketers, rather than purchase the natural gas commodity and delivery service from Washington Gas on a “bundled” basis. Natural gas delivered to firm customers but purchased from unregulated third party marketers represented 36.7% of total firm therms delivered during fiscal year 2013, compared to 38.8% and 36.9% of therms delivered during fiscal years 2012 and 2011, respectively. On a per unit basis, Washington Gas earns the same net revenues from delivering gas for others as it earns from bundled gas sales in which customers purchase both the natural gas commodity and the associated delivery service from Washington Gas. Therefore, Washington Gas does not experience any loss in utility net revenues when customers choose to purchase the natural gas commodity from an unregulated third party marketer.

Fiscal Year 2012 vs. Fiscal Year 2011.  During the fiscal year ended 2012, total gas deliveries to firm customers were 1,126.4 billion therms, a decrease of 231.6 million therms from 1,358.0 billion therms in fiscal year 2011. This comparison in natural gas deliveries to firm customers primarily reflects warmer weather in the current fiscal year than the prior year partially offset by an increase in average active customer meters of 8,963.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Weather, when measured by HDDs for fiscal year 2012 was 20.1% warmer than normal, compared to 6.1% colder than normal for fiscal year 2011. Due to the extremely warm weather, our weather protection instruments were not sufficient to offset approximately $3.4 million of the reduction in revenue for the year ended September 30, 2012. Including the effects of our weather protection strategy, there were no material effects on net income attributed to colder or warmer than normal weather during fiscal year 2011.

Natural gas delivered to firm customers but purchased from unregulated third party marketers represented 38.8% of total firm therms delivered during fiscal year 2012, compared to 36.9% of therms delivered during fiscal year 2011.

Gas Service to Interruptible Customers

Washington Gas must curtail or interrupt service to this class of customer when the demand by firm customers exceeds specified levels. Therm deliveries to interruptible customers increased by 28.8 million therms in fiscal year 2013 compared to fiscal year 2012, reflecting the conversion of a major contract to this class and increased demand due to colder weather. Therm deliveries to interruptible customers decreased by 29 million therms in fiscal year 2012 compared to fiscal year 2011, reflecting decreased demand due to warmer weather .

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

Gas Service for Electric Generation

Washington Gas delivers natural gas for use at two electric generation facilities in Maryland that are each owned by companies independent of WGL Holdings. During fiscal year 2013, deliveries to these customers decreased by 165.7 million therms from fiscal year 2012. During fiscal year 2012, deliveries to these customers increased by 202.7 million therms from fiscal year 2011. Washington Gas shares with firm customers a significant majority of the margins earned from natural gas deliveries to these customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not materially affect either net revenues or net income.

Cost of Gas

Washington Gas’ cost of natural gas sold to customers includes both fixed and variable components. Washington Gas pays fixed costs or “demand charges” to pipeline companies for system capacity needed to transport and store natural gas. Washington Gas pays variable costs, or the cost of the natural gas commodity itself, to natural gas producers and suppliers. Variations in the utility’s cost of gas expense result from changes in gas sales volumes, the price of the gas purchased and the level of gas costs collected through the operation of firm gas cost recovery mechanisms. Under these regulated recovery mechanisms, Washington Gas records cost of gas expense equal to the cost of gas recovered from customers and included in revenues. The difference between the firm gas costs incurred and the gas costs recovered from customers is deferred on the balance sheet as an amount to be collected from or refunded to customers in future periods. Therefore, increases or decreases in the cost of gas associated with sales made to firm customers have no direct effect on Washington Gas’ net revenues and net income. Changes in the cost of gas can cause significant variations in Washington Gas’ cash provided by or used in operating activities. Washington Gas receives from or pays to its customers in the District of Columbia and Virginia, carrying costs associated with under-collected or over-collected gas costs recovered from its customers using short-term interest rates. Additionally, included in “Utility cost of gas” for Washington Gas are the net margins associated with our internal asset optimization program. To the extent these amounts are shared with customers, they are a reduction to the cost of gas invoiced to customers. Refer to the section entitled “Market Risk—Regulated Utility Segment” for a further discussion of Washington Gas’ optimization program.

The commodity cost of gas invoiced to Washington Gas (excluding the cost and related volumes applicable to asset optimization) were $0.38, $0.44, and $0.50 per therm for fiscal years 2013, 2012 and 2011, respectively.

Revenue Taxes

Revenue taxes are comprised of gross receipts taxes, PSC fees, franchise fees and energy taxes. Changes in revenue taxes are impacted by changes in the volume of gas sold and delivered. The increase in revenue taxes in 2013 from 2012 of $7.2 million was primarily related to the increase in therms delivered. The decrease in revenue taxes in 2012 from 2011 of $9.5 million was primarily related to the reduction of therms delivered.

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

Summary of Major Rate Increase Applications and Results

Jurisdiction	Application Filed	Effective Date	Test Year 12 Months Ended	Increase in Annual Revenues (Millions)				Allowed Rate of Return

				Requested		Granted		Overall	Equity

District of Columbia	02/29/12	06/04/13	09/30/11	$29.0	14.00%	$8.4	4.03%	7.93%	9.25%
District of Columbia(a)	12/21/06	12/31/07	06/30/06	20.0	7.70%	1.4	0.50%	8.12%	10.00%
District of Columbia(b)	02/07/03	11/24/03	09/30/02	18.8	9.70%	5.4	2.80%	8.42%	10.60%
District of Columbia	06/19/01	04/09/03	12/31/00	16.3	6.80%	(5.4)	-2.20%	8.83%	10.60%

Maryland	04/26/13		03/31/13	28.3	6.02%
Maryland(c)	04/15/11	11/15/11	12/31/11	27.8	5.90%	9.1	1.70%	8.09%	9.60%
Maryland(d)	04/20/07	11/27/07	12/31/06	33.8	5.80%	20.6	3.60%	8.20%	10.00%
Maryland	03/31/03	11/06/03	12/31/02	27.2	6.80%	2.9	0.70%	8.61%	10.75%
Maryland(e)	03/28/02	09/30/02	12/31/01	31.4	9.30%	9.3	2.80%	–	–

Virginia(f)	01/31/11	10/01/11	09/30/10	28.5	5.75%	20.0	–	8.26%	9.75%
Virginia(g)	09/15/06	02/13/07	12/31/05	17.2	2.70%	3.9	0.60%	8.41%	10.00%
Virginia(h)	01/27/04	10/04/04	06/30/03	19.6	4.70%	–	–	8.44%	10.50%
Virginia(i)	06/14/02	11/12/02	12/31/01	23.8	6.60%	9.9	2.70%	8.44%	10.50%

(a)

The final order includes (i) a rate case filing moratorium until January 1, 2011. Any new rates may not go into effect prior to October 1, 2011; (ii) a reduction in depreciation rates for all fixed assets and (iii) amortization accounting, over a ten-year period, for initial implementation costs allocable to the District of Columbia related to our BPO plan.

(b)

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

(c)

On November 14, 2011, the Maryland Public Service Commission (PSC of MD) issued an order in a rate case filed on April 15, 2011 by Washington Gas Light Company (Washington Gas), a subsidiary of WGL Holdings, Inc. The order authorizes: (i) an annual revenue increase of $8.4 million as compared to the Company’s request of $27.8 million; (ii) a rate of return on common equity of 9.60% and an overall rate of return of 8.09%; (iii) an end of test period equity ratio of 57.88%. The order also authorized Washington Gas to implement the initial 5-year phase of the accelerated pipe replacement plan and denied the proposed cost recovery mechanism; and disallowed the amortization of costs to achieve under Washington Gas’ outsourcing agreement with Accenture PLC. On December 14, 2011, Washington Gas filed a petition for rehearing and clarification of the PSC of MD’s November 14, 2011 order on March 29, 2012, the PSC of MD issued an order in response to the petition for rehearing and clarification filed by Washington Gas. The PSC of MD (i) granted an additional revenue increase of $0.7 million related to interest synchronization, increasing the overall revenue increase granted to Washington Gas in the case to $9.1 million; (ii) denied Washington Gas’ request for an adjustment related to other tax adjustments, which would have increased the revenue requirement by an additional $2.4 million; (iii) denied recovery of the costs to initiate the outsourcing agreement with Accenture LLC in 2007; and (iv) directed Washington Gas to provide written notice when it implements the accelerated pipeline replacement project and adopted the reporting structure suggested by a MD Staff witness as guidance for reporting Washington Gas’ progress. On April 30, 2012, Washington Gas filed a petition for rehearing with the PSC of MD that requested the Commission reverse its decisions in the March 29, 2012 order denying Washington Gas’ request for an adjustment related to other tax adjustments and the costs to initiate the outsourcing agreement with Accenture, LLC. Washington Gas also filed a petition for judicial review of the PSC of MD’s March 29, 2012 order with the Circuit Court for Baltimore City to preserve its right to appeal in this case. Washington Gas has requested the Circuit Court to hold further proceedings on the appeal in abeyance pending the PSC of MD’s action on the petition for rehearing. In its reply to the Circuit Court, the PSC of MD agreed with Washington Gas’ request to hold further proceedings on the appeal in abeyance pending further PSC of MD action.

(d)	New depreciation rates effective June 1, 2010. Corresponding base rate reduction of $11.4 million also went into effect June 1, 2010.
(e)	Application was settled without stipulating the return on common equity.
(f)

The final order in the proceeding was issued on July 24, 2012. The stipulation approved by the SCC of VA to resolve all issues in the proceeding included, among other rate design and tariff revisions: (i) an increase in annual non-gas operating revenues of $20.0 million; (ii) a return on equity of 9.75%; (iii) continued combined PGC and base rate method of recovery of hexane costs; (iv) a new asset optimization sharing mechanism and (v) new depreciation rates effective on January 1, 2010. Washington Gas will also continue to implement the Weather Normalization Adjustment described in General Service Provision No. 28 of Washington Gas’ VA tariff.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

(g)

New depreciation rates were effective January 1, 2006. The new base rates went into effect subject to refund on February 13, 2007. Stipulation agreement settling the case was approved September 19, 2007. The approved Stipulation includes, among other rate design mechanisms, a PBR plan which includes: (i) a four-year delivery service base rate freeze; (ii) an earnings sharing mechanism that enables Washington Gas to share with shareholders and Virginia customers the earnings that exceed a target of 10.5% return on equity and (iii) recovery of initial implementation costs associated with achieving Washington Gas’ business processing outsourcing initiatives.

(h)

Rates went into effect, subject to refund, on February 26, 2004 under an expedited rate application. As the result of the approval of a Stipulation that resolved all issues related to this expedited rate case, Washington Gas adjusted its billing rates commencing October 4, 2004 to reflect the level of annual revenues as determined in the previous Final Order issued on December 18, 2003 and noted in (i) below.

(i)	New depreciation rates effective January 1, 2002. New base rates went into effect subject to refund on November 12, 2002. Final Order released on December 18, 2003.

The following is a discussion of significant current regulatory matters in each of Washington Gas’ jurisdictions.

District of Columbia Jurisdiction

District of Columbia Base Rate Case.  On May 15, 2013, the PSC of DC issued an order authorizing: (i) an annual revenue increase of $8.4 million compared to Washington Gas’ request of $29.0 million; (ii) a rate of return on common equity of 9.25% and an overall rate of return of 7.93% and (iii) an end of test period equity ratio of 59.3%. The order provided for recovery of pension and other post retirement benefits deferred tracker balances as of November 31, 2012. The order also denied Washington Gas’ request to implement the initial five year phase of the accelerated pipeline replacement program and directed Washington Gas to report information pertaining to its risk assessments and pipeline priorities to the commission. A commission decision on pipeline replacement cost recovery was also deferred. Washington Gas is permitted to continue the surcharge cost recovery for the remediation and/or replacement of mechanical couplings pursuant to a prior PSC of DC order. On June 14, 2013, Washington Gas sought reconsideration and/or clarification of various rulings in the May 15, 2013 decision. A PSC of DC decision on these requests was issued on July 31, 2013, wherein the PSC of DC denied Washington Gas’ request for reconsideration on several issues but confirmed that Washington Gas is entitled to recover the pension and other post employment benefits tracker balances from December 1, 2012 through June 4, 2013 and clarified that Washington Gas may seek recovery of these deferred tracker balances in Washington Gas’ next base rate case.

On August 15, 2013, Washington Gas filed a request for approval of a revised accelerated pipe replacement plan (“Plan”) and surcharge mechanism to recover the associated costs for the first five years of the Plan. The Company proposes to replace bare and/or unprotected steel services, bare and targeted unprotected steel main, and all cast iron main in its distribution system in the District of Columbia at an estimated five-year cost of $110 million. The PSC of DC has solicited comments on the Plan.

Weather Normalization Adjustment.  On November 8, 2013, Washington Gas filed an Application for Approval of a Weather Normalization Adjustment, which is a rate design mechanism that eliminates the variability of weather from the calculation of revenues and offers customers more stability in their bills during colder-than-normal winter heating seasons.

Maryland Jurisdiction

Order on and Reviews of Purchased Gas Charges.  Each year, the PSC of MD reviews the annual gas costs collected from customers in Maryland to determine if Washington Gas’ purchased gas costs are reasonable.

On September 9, 2011, the PSC of MD issued an order approving purchased gas charges of Washington Gas for the twelve-month period ending August 2009, except for an undetermined amount related to excess gas deliveries by Competitive Service Providers (CSPs) that were cashed-out by Washington Gas. The PSC of MD found that the cash-out of excess deliveries was in violation of Washington Gas’ tariff and that Washington Gas should not have cashed-out the excess deliveries by CSPs, but rather should have eliminated the imbalances through volumetric adjustments in the future. The PSC of MD designated that the hearing examiner in a separate proceeding determine whether civil penalties should be levied against Washington Gas. In accordance with generally accepted accounting principles, Washington Gas recorded a $5.3 million estimated regulatory liability associated with this decision during the fourth quarter of fiscal year 2011. On October 11, 2011, Washington Gas filed an application for rehearing of the order with respect to the decision that a violation of the tariff occurred and that civil penalties might be levied. Washington Gas requested that the PSC of MD find that Washington Gas is authorized to cash-out CSP account imbalances under its tariff and therefore is not subject to civil penalties. On January 3, 2012, the PSC of MD issued an order denying Washington Gas’ request for rehearing. On August 16, 2012, Washington Gas, the Staff of the PSC of MD and the Maryland Office of People’s Counsel (MD OPC) filed a stipulation resolving all issues remanded by the PSC of MD in its September 9, 2011 order. The parties to the stipulation agreed that the total amount credited or to be credited by Washington Gas to the actual cost adjustment account provision is $4.8 million, and that no civil penalties should be imposed. Given its plans to recover these costs from the CSPs, Washington Gas has recorded accounts receivable from the CSPs for the $4.8 million, of which approximately $3.9 million relates to its affiliate, WGEServices. On November 29, 2012, the public utility law judge issued a proposed order approving the stipulation. The order became final on January 3, 2013.

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

In November 2009, the Chief Hearing Examiner of the PSC of MD issued a Proposed Order of Hearing Examiner (POHE), which approved Washington Gas’ proposal to change the formula for sharing asset optimization margins between Washington Gas and customers and its current methodology for pricing storage injections. Subsequently, both the Staff of the PSC of MD and the Maryland OPC filed notices of appeal of the POHE followed by a memorandum on appeal in support of their positions. In January 2010, Washington Gas filed a reply memorandum in response to the Staff of the PSC of MD and the Maryland OPC’s memoranda on appeal.

On August 16, 2012, the PSC of MD issued an order affirming the POHE. The order:

(i)	approves Washington Gas’ change to a self-asset management program;

(ii)	approves the incentive sharing mechanism proposed by Washington Gas. Washington Gas’ proposed margin sharing mechanism eliminates the distinction between company-funded and customer funded assets and revises the sharing arrangement with 100% of the first $2.6 million of asset optimization margins being credited to customers, the next $3.3 million of margins being shared 75% to customers and 25% to Washington Gas, and all margins in excess of $5.9 million being shared equally between customers and Washington Gas;

(iii)	leaves open the question of Washington Gas’ use of the ratable fill method to price storage injections for review as part of Washington Gas’ annual gas cost review proceeding if raised by any party and

(iv)	directs Washington Gas to consult with other parties to develop greater transparency and separate accounting of asset optimization transactions, and to provide a proposal or report back within sixty days after the final order is enacted.

On November 15, 2012, Washington Gas filed a proposed stipulation among Washington Gas, and the Office of the People’s Counsel with the PSC of MD that resolves the open items (iii) and (iv) above. Based on the terms of the stipulation, Washington Gas has recorded the favorable effect of change in sharing for the current fiscal year, increasing Washington Gas’ share of realized margins by $2.9 million. On December 5, 2012, a Proposed Order was issued by the Public Utility Law Judge approving the Stipulation. The Proposed Order became final on January 7, 2013.

Maryland Base Rate Case.  On April 15, 2011, Washington Gas filed a request for a base rate increase of $30.0 million with the PSC of MD requesting authority to increase its rates and charges and to revise the terms and conditions applicable to gas service in Maryland.

This application sought to establish new base rates and charges that would increase annual operating revenues by approximately $30.0 million, resulting in an overall rate of return of 8.59% and a return on common equity of 10.45%. This compares to the overall rate of return of 8.2% and return on common equity of 10.0% as authorized by the PSC of MD in its final order issued to Washington Gas on November 16, 2007.

Washington Gas also included a request for approval of a rate adjustment mechanism to recover costs associated with the accelerated replacement of transmission and distribution pipe designed to enhance safety and system reliability.

On November 14, 2011, the PSC of MD issued an order authorizing: (i) an annual revenue increase of $8.4 million compared to Washington Gas’ revised request of $27.8 million; (ii) a rate of return on common equity of 9.60% and an overall rate of return of 8.09%; and (iii) an end of test period equity ratio of 57.88%. The order also authorized Washington Gas to implement the initial 5-year phase of the accelerated pipe replacement plan, but denied the proposed cost recovery mechanism; and disallowed the amortization of costs to achieve under Washington Gas’ BPO agreement.

On December 14, 2011, Washington Gas filed a petition for rehearing and clarification of the PSC of MD’s November 14, 2011 order to (i) correct the methodology used to calculate the adjustment related to interest synchronization, which would increase the revenue requirement determined by the PSC of MD in its order by $0.7 million, (ii) correct the omission of an adjustment related to “Other Tax Adjustments,” that would increase the revenue requirement by an additional $2.4 million, and (iii) reverse the decision to disallow $1.0 million of Washington Gas’ test period costs to achieve Washington Gas’ BPO agreement. Washington Gas also requested clarification related to implementation of the accelerated pipe replacement plan and what annual reporting requirements may apply.

On March 29, 2012, the PSC of MD issued an order in response to the petition for rehearing and clarification filed by Washington Gas. The PSC of MD (i) granted an additional revenue increase of $0.7 million related to interest synchronization, increasing the overall revenue increase granted to Washington Gas in the case to $9.1 million; (ii) denied Washington Gas’ request for an adjustment related to other tax adjustments, that would have increased the revenue requirement by an additional $2.4 million; (iii) denied recovery of the costs to initiate the outsourcing agreement with Accenture LLP in 2007; and (iv) directed Washington Gas to provide written notice when it implements the accelerated

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

pipeline replacement project and adopted the reporting structure suggested by a MD Staff witness as guidance for reporting Washington Gas’ progress. As a result of this order, Washington Gas recorded a $2.8 million charge to income tax expense to write-off a regulatory asset that had been established in 2010 for the change in the tax treatment of Medicare Part D, the amortization of which comprised the majority of the other tax adjustments that were disallowed by the Commission.

On April 30, 2012, Washington Gas filed a petition for rehearing with the PSC of MD that requested the Commission reverse its decisions in the March 29, 2012 order denying Washington Gas’ request for an adjustment related to other tax adjustments and the costs to initiate the outsourcing agreement with Accenture, LLP. Washington Gas also filed a petition for judicial review of the PSC of MD’s March 29, 2012 order with the Circuit Court for Baltimore City to preserve its right to appeal in this case. Washington Gas has requested the Circuit Court to hold further proceedings on the appeal in abeyance pending the PSC of MD’s action on the petition for rehearing. In its reply to the Circuit Court, the PSC of MD agreed with Washington Gas’ request to hold further proceedings on the appeal in abeyance pending further PSC of MD action.

On April 26, 2013, Washington Gas filed a request with the Maryland Public Service Commission (PSC of MD) for a $30.8 million annual increase in revenues. The $30.8 million revenue increase requested in this application includes a proposed overall rate of return of 8.70% and a return on common equity of 10.70%. On May 31, 2013, Washington Gas revised the requested increase in revenues to $28.3 million. Among the proposals by Washington Gas are adjustments to amortize the effects of the change in the tax treatment of Medicare Part D and to amortize the costs to initiate the outsourcing agreement with Accenture LLP. These two items are also pending appeal of the last rate case decision.

On October 10, 2013, the Public Utility Law Judge issued a Proposed Order recommending an $8.8 million increase in annual revenues based on an overall rate of return of 7.54% and a return on common equity of 9.25%. In addition, the Proposed Order recommended that Washington Gas be allowed to amortize the costs related to the change in tax treatment of Medicare Part D, but recommended disallowance of the costs to initiate the outsourcing agreement with Accenture LLP. The proposed order recommended that Washington Gas be allowed to recover the costs incurred related to the proposed Chillum liquefied natural gas facility, but recommend that the unamortized balance not be included in rate base. On October 24, 2013, the Washington Gas and other parties to the case filed appeal memoranda on the proposed order. Washington Gas requested the PSC of MD to accept Washington Gas’ proposed capital structure and approve a rate of return on equity of no less than 9.60%. Washington Gas also requested the PSC of MD approve the amortization the costs to achieve related to the outsourcing, to correct a mathematical error and clarify other issues in the case. On November 4, 2013 Washington Gas and other parties filed reply memoranda on appeal. A final order from the PSC of MD on Washington Gas’ application is expected by November 22, 2013.

Maryland Strategic Infrastructure Development and Enhancement Plan.  On November 7, 2013, pursuant to a new law in Maryland, Washington Gas filed an application with the PSC of MD for authority to implement a Strategic Infrastructure Development and Enhancement Plan (STRIDE Plan) and to recover the reasonable and prudent costs associated with the infrastructure replacements through monthly surcharges to system charges. The surcharge may not exceed $2.00 per month for residential customers. Under the new law, “eligible infrastructure” means replacement or improvement in existing infrastructure of a gas company that (i) is made on or after June 1, 2013; (ii) is designed to improve public safety or infrastructure reliability; (iii) does not increase revenue of a gas company by connecting directly to new customers; (iv) reduces or has the potential to reduce greenhouse gas emissions through a reduction in leaks; and (v) is not included in the current rate base of the gas company. Under the STRIDE Plan, In the application, Washington Gas proposes to invest approximately $200 million in the initial five years of a 22-year overall plan. The STRIDE Plan will enable Washington Gas to expedite replacement of aging infrastructure in its distribution system in Maryland. The new law provides that the Commission must approve the cost-recovery schedule associated with the STRIDE Plan at the same time that it approves the Plan.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Virginia Jurisdiction

Conservation and Ratemaking Efficiency Plan (CARE).  On December 4, 2012, Washington Gas filed an application to amend its CARE plan to allow it to (i) continue to implement its CARE plan for residential customer classes with a revised portfolio of programs for residential customers; (ii) extend its CARE plan to include programs for small commercial and industrial customer classes; (iii) implement its amended CARE plan for a three-year period beginning on May 1, 2013 and(iv) extend revenue-neutral decoupling mechanism and cost recovery mechanism to small commercial and industrial customer classes. On April 2, 2013, the Commission issued an Order approving an amended CARE plan, effective for a three-year period beginning on May 1, 2013, and applicable to both residential and small commercial and industrial customer classes. The amended CARE plan comprises energy efficiency programs for residential and commercial customers, a decoupling mechanism, and a cost recovery mechanism. Of the four residential programs, one is a program for low income customers, and one is a pilot home energy reporting program.

Affiliate Transactions.  On June 16, 2011, Washington Gas submitted an application to the SCC of VA requesting approval of three affiliate transactions with WGL Midstream: (i) the transfer to WGL Midstream of the remainder of the term of two agreements for natural gas storage service at the Washington Storage Service (WSS) and Eminence Storage Service (ESS) storage fields; (ii) the sale to WGL Midstream of any storage gas balances associated with the WSS and ESS agreements and (iii) the assignment to WGL Midstream of Washington Gas’ rights to buy base gas in the WSS storage field. Washington Gas proposed to make these affiliate transactions by September 30, 2011, coincident with the expiration of its PBR plan approved by the SCC of VA in a separate proceeding. On September 14, 2011, the SCC of VA issued an order denying Washington Gas’ application to transfer Washington Gas’ contracts for certain storage capacity resources to its affiliate, WGL Midstream. On October 4, 2011, Washington Gas filed a petition for reconsideration on this proceeding. On October 5, 2011, the SCC of VA granted Washington Gas’ request that the matter be reconsidered.

On December 6, 2011, the VA Staff submitted a supplement to action brief seeking to provide evidence to the commission that ratepayers have been funding the WSS and ESS assets during the PBR period based on the netting of costs associated with those assets when calculating net revenues. Washington Gas submitted comments rejecting the Staff’s position and showing that the ratepayers had not funded these assets. These comments were appended to the VA Staff’s brief on December 9, 2011. On November 15, 2012, the SCC of VA denied Washington Gas’ petition for reconsideration without prejudice because Washington Gas sought final action by the SCC of VA that was not sought as part of Washington Gas’ application in this proceeding.

On October 2, 2012, Washington Gas filed an application with the SCC of VA for approval of revised service agreements between Washington Gas and two affiliates—WGEServices and WGESystems. The revised service agreements incorporate recommendations from the Staff of the SCC of VA that Washington Gas agreed to include as part of the stipulation approved in Washington Gas’ Virginia base rate case, revisions to the descriptions of services provided to the affiliates, and revisions to permit the two affiliates to participate in some health and welfare plans sponsored by Washington Gas. On December 21, 2012, the SCC of VA approved the revised services agreements with only minor modifications. On January 18, 2013, Washington Gas filed a separate application requesting approval of revised service agreements between Washington Gas and each of the remaining five affiliates receiving services. On April 2, 2013, Washington Gas filed a second amendment to provide additional services to two of its affiliates, and to further revise the proposed service agreements that were included in the January 18, 2013 application. On April 9, 2013, the Commission consolidated the applications.

On June 5, 2013, Washington Gas filed a petition with the Commission seeking a declaratory judgment confirming that (i) the Commission’s authority over the proposed transfer of ESS and WSS is preempted by the FERC’s exclusive jurisdiction over this transaction; and (ii) the Commission does not have jurisdiction under the Affiliates Act over the transfer of the ESS and WSS because Washington Gas does not now, and will not in the future, use ESS and WSS in the performance of its public service duties. The Commission assigned the case to a Hearing Examiner to establish a procedural schedule and to conduct all further proceedings.

On August 30, 2013, Staff filed its response to the Company’s petition. Staff argued that the transaction at debate in this proceeding is appropriately regulated by the Commission under the Affiliates Act. On September 27, 2013, the Company filed its response to Staff’s argument. The Senior Hearing Examiner’s findings, issued in his October 31, 2013 report, was that the proposed transfer is not preempted by FERC and is subject to Commission jurisdiction under the Affiliates Act.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WGL Holdings, Inc.

Consolidated Balance Sheets

Part II

Item 8. Financial Statements and Supplementary Data

	September 30,

(In thousands)	2013	2012

ASSETS
Property, Plant and Equipment
At original cost	$4,118,149	$3,807,036
Accumulated depreciation and amortization	(1,210,686)	(1,139,623)

Net property, plant and equipment	2,907,463	2,667,413

Current Assets
Cash and cash equivalents	3,478	10,263
Receivables
Accounts receivable	229,544	238,945
Gas costs and other regulatory assets	10,825	40,835
Unbilled revenues	98,598	109,919
Allowance for doubtful accounts	(20,433)	(19,792)

Net receivables	318,534	369,907

Materials and supplies—principally at average cost	24,904	23,843
Storage gas	347,291	283,008
Deferred income taxes	24,522	12,404
Other prepayments	54,372	80,240
Derivatives	35,315	43,196
Other	11,595	9,900

Total current assets	820,011	832,761

Deferred Charges and Other Assets
Regulatory assets
Gas costs	93,963	-
Pension and other post-retirement benefits	240,793	435,118
Other	65,851	68,431
Derivatives	26,306	61,751
Investment in direct financing leases, capital leases	23,390	2,664
Investment in unconsolidated affiliates	67,522	29,256
Other	14,761	13,553

Total deferred charges and other assets	532,586	610,773

Total Assets	$4,260,060	$4,110,947

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders’ equity	$1,274,545	$1,269,556
Washington Gas Light Company preferred stock	28,173	28,173
Long-term debt	524,067	589,202

Total capitalization	1,826,785	1,886,931

Current Liabilities
Current maturities of long-term debt	67,000	18
Notes payable	373,100	247,700
Accounts payable and other accrued liabilities	270,658	270,387
Wages payable	18,645	16,886
Accrued interest	3,399	3,524
Dividends declared	22,075	20,975
Customer deposits and advance payments	67,154	89,320
Gas costs and other regulatory liabilities	27,013	20,664
Accrued taxes	16,056	23,036
Derivatives	48,413	36,459
Other	36,564	28,046

Total current liabilities	950,077	757,015

Deferred Credits
Unamortized investment tax credits	46,378	25,260
Deferred income taxes	629,807	621,451
Accrued pensions and benefits	148,890	313,504
Asset retirement obligations	101,321	71,415
Regulatory liabilities
Gas costs	-	19,511
Accrued asset removal costs	321,266	325,618
Other	13,459	15,047
Derivatives	141,334	13,208
Other	80,743	61,987

Total deferred credits	1,483,198	1,467,001

Commitments and Contingencies (Note 13)

Total Capitalization and Liabilities	$4,260,060	$4,110,947

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.

Consolidated Statements of Income

Part II

Item 8. Financial Statements and Supplementary Data (continued)

	Years Ended September 30,

(In thousands, except per share data)	2013	2012	2011

OPERATING REVENUES
Utility	$1,174,724	$1,109,355	$1,264,580
Non-utility	1,291,414	1,315,955	1,486,921

Total Operating Revenues	2,466,138	2,425,310	2,751,501

OPERATING EXPENSES
Utility cost of gas	496,487	394,955	595,678
Non-utility cost of energy-related sales	1,187,844	1,190,093	1,334,773
Operation and maintenance	366,367	342,348	339,529
Depreciation and amortization	103,284	96,476	91,325
General taxes and other assessments	145,816	135,455	146,421

Total Operating Expenses	2,299,798	2,159,327	2,507,726

OPERATING INCOME	166,340	265,983	243,775
Equity in earnings of unconsolidated affiliates	1,510	1,240	(549)
Other Income — Net	2,026	3,692	2,840
Interest Expense	36,011	36,428	40,546

INCOME BEFORE INCOME TAXES	133,865	234,487	205,520
INCOME TAX EXPENSE	52,292	93,349	87,150

NET INCOME	$81,573	$141,138	$118,370
Dividends on Washington Gas Light Company preferred stock	1,320	1,320	1,320

NET INCOME APPLICABLE TO COMMON STOCK	$80,253	$139,818	$117,050

AVERAGE COMMON SHARES OUTSTANDING
Basic	51,697	51,522	51,195
Diluted	51,808	51,589	51,295

EARNINGS PER AVERAGE COMMON SHARE
Basic	$1.55	$2.71	$2.29
Diluted	$1.55	$2.71	$2.28

DIVIDENDS DECLARED PER COMMON SHARE	$1.6600	$1.5875	$1.5400

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.

Consolidated Statements of Comprehensive Income

Part II

Item 8. Financial Statements and Supplementary Data (continued)

	Years Ended September 30,

(In thousands)	2013	2012	2011

NET INCOME	$81,573	$141,138	$118,370
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE INCOME TAXES:
Pension and other postretirement benefit plans
Change in prior service cost (credit)	(1,671)	(640)	135
Change in actuarial net gain (loss)	3,399	(2,125)	(3,743)
Change in transition obligation	238	239	5

Total pension and other postretirement benefit plans	$1,966	$(2,526)	$(3,603)

INCOME TAX EXPENSE (BENEFIT) RELATED TO OTHER COMPREHENSIVE INCOME	813	(987)	(1,512)

OTHER COMPREHENSIVE INCOME (LOSS)	$1,153	$(1,539)	$(2,091)

COMPREHENSIVE INCOME	$82,726	$139,599	$116,279

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.

Consolidated Statements of Cash Flows

Part II

Item 8. Financial Statements and Supplementary Data (continued)

	Years Ended September 30,

(In thousands)	2013	2012	2011

OPERATING ACTIVITIES
Net income	$81,573	$141,138	$118,370
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED
BY OPERATING ACTIVITIES
Depreciation and amortization	103,284	96,476	91,325
Amortization of:
Other regulatory assets and liabilities—net	574	881	9,143
Debt related costs	873	894	915
Deferred income taxes—net	1,431	107,699	58,694
Accrued/deferred pension cost	36,127	(60,459)	17,507
Compensation expense related to equity awards	3,050	4,122	2,277
Provision for doubtful accounts	9,258	18,316	18,080
Impairment loss on Springfield Operations Center	2,600	5,015	-
Other non-cash charges (credits)—net	21,832	9,585	860
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and unbilled revenues—net	12,105	(65,329)	(20,641)
Gas costs and other regulatory assets/liabilities—net	36,359	(13,650)	2,300
Storage gas	(64,283)	7,386	(48,171)
Other prepayments	25,868	(16,401)	32,350
Accounts payable and other accrued liabilities	2,017	(16,683)	34,475
Wages payable	1,759	(63)	538
Customer deposits and advance payments	(22,166)	11,181	12,796
Accrued taxes	(6,980)	6,111	2,097
Accrued interest	(125)	(356)	(103)
Other current assets	5,125	(26,010)	544
Other current liabilities	20,472	27,716	(21,323)
Deferred gas costs—net	(113,474)	36,309	(10,807)
Deferred assets—other	(1,411)	(45,292)	38,921
Deferred liabilities—other	(6,647)	(4,583)	(29,368)
Derivatives—deferred	163,571	(1,858)	(15,780)
Other—net	5,232	(4,546)	682

Net Cash Provided by Operating Activities	318,024	217,599	295,681

FINANCING ACTIVITIES
Common stock issued	-	631	4,980
Long-term debt issued	4,157	-	75,000
Long-term debt retired	(2,295)	(77,000)	(30,000)
Debt issuance costs	-	(123)	(186)
Notes payable issued (retired)—net	125,400	208,279	(61,018)
Dividends on common stock and preferred stock	(86,078)	(77,182)	(74,266)
Other financing activities—net	5,156	564	(390)

Net Cash Provided By (Used In) Financing Activities	46,340	55,169	(85,880)

INVESTING ACTIVITIES
Capital expenditures (excluding AFUDC)	(312,345)	(251,128)	(201,540)
Investments in non-utility interests	(62,894)	(24,636)	(13,293)
Distributions from non-utility interests	4,090	8,927	515

Net Cash Used in Investing Activities	(371,149)	(266,837)	(214,318)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,785)	5,931	(4,517)
Cash and Cash Equivalents at Beginning of Year	10,263	4,332	8,849

Cash and Cash Equivalents at End of Year	$3,478	$10,263	$4,332

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid (refunded)—net	$(10,741)	$23,915	$(5,974)
Interest paid	$35,471	$36,777	$40,612
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Project debt financing activities—net	$1,386	$2,004	$(3,539)
Capital expenditure accruals included in accounts payable and other accrued liabilities	$32,040	$34,980	$27,472
Dividends paid in common stock	$6,863	$5,260	$5,356

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.

Consolidated Statements of Capitalization

Part II

Item 8. Financial Statements and Supplementary Data (continued)

	September 30,

($ In thousands, except shares)	2013		2012

Common Shareholders’ Equity
Common stock, no par value, 120,000,000 shares authorized, 51,774,204 and 51,611,647 shares issued, respectively	$574,461		$567,598
Paid-in capital	10,710		8,132
Retained earnings	700,422		706,027
Accumulated other comprehensive loss, net of taxes	(11,048)		(12,201)

Total Common Shareholders’ Equity	1,274,545	69.8%	1,269,556	67.3%

Preferred Stock
WGL Holdings, Inc., without par value, 3,000,000 shares authorized, none issued	-		-
Washington Gas Light Company, without par value, 1,500,000 shares authorized—issued and outstanding:
$4.80 series, 150,000 shares	15,000		15,000
$4.25 series, 70,600 shares	7,173		7,173
$5.00 series, 60,000 shares	6,000		6,000

Total Preferred Stock	28,173	1.5%	28,173	1.5%

Long-Term Debt
Washington Gas Light Company Unsecured Medium-Term Notes
Due fiscal year 2014, 4.88% to 5.17%	67,000		67,000
Due fiscal year 2015, 4.83%	20,000		20,000
Due fiscal year 2016, 5.17%	25,000		25,000
Due fiscal year 2019, 7.46%	50,000		50,000
Due fiscal year 2020, 4.76%	50,000		50,000
Due fiscal year 2023, 6.65%	20,000		20,000
Due fiscal year 2025, 5.44%	40,500		40,500
Due fiscal year 2027, 6.40% to 6.82%	125,000		125,000
Due fiscal year 2028, 6.57% to 6.85%	52,000		52,000
Due fiscal year 2030, 7.50%	8,500		8,500
Due fiscal year 2036, 5.70% to 5.78%	50,000		50,000
Due fiscal year 2040, 5.21%	75,000		75,000

Total Unsecured Medium-Term Notes	583,000		583,000
Other long-term debt	8,097		6,253
Unamortized discount	(30)		(33)
Less—current maturities	67,000		18

Total Long-Term Debt	524,067	28.7%	589,202	31.2%

Total Capitalization	$1,826,785	100.0%	$1,886,931	100.0%

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.

Consolidated Statements of Common Shareholders’ Equity

Part II

Item 8. Financial Statements and Supplementary Data (continued)

					Accumulated
					Other
					Comprehensive
	Common Stock		Paid-In	Retained	Loss,
(In thousands, except shares)	Shares	Amount	Capital	Earnings	Net of Taxes	Total

Balance, September 30, 2010	50,974,992	$543,121	$8,889	$609,956	$(8,571)	$1,153,395
Net income	-	-	-	118,370	-	118,370
Other comprehensive income	-	-	-	-	(2,091)	(2,091)
Dividend reinvestment	163,461	6,236				6,236
Stock-based compensation	226,884	8,237	(1,158)	-	-	7,079
Dividends declared:
Common stock ($1.5400 per share)	-	-	-	(78,954)	-	(78,954)
Preferred stock	-	-	-	(1,320)	-	(1,320)

Balance, September 30, 2011	51,365,337	557,594	7,731	648,052	(10,662)	1,202,715
Net income	-	-	-	141,138	-	141,138
Other comprehensive income	-	-	-	-	(1,539)	(1,539)
Dividend reinvestment	152,435	6,317				6,317
Stock-based compensation	93,875	3,687	401	-	-	4,088
Dividends declared:
Common stock ($1.5875 per share)	-	-	-	(81,843)	-	(81,843)
Preferred stock	-	-	-	(1,320)	-	(1,320)

Balance, September 30, 2012	51,611,647	567,598	8,132	706,027	(12,201)	1,269,556
Net income	-	-	-	81,573	-	81,573
Other comprehensive income	-	-	-	-	1,153	1,153
Dividend reinvestment	145,920	6,254				6,254
Stock-based compensation	16,637	609	2,578	-	-	3,187
Dividends declared:
Common stock ($1.6600 per share)	-	-	-	(85,858)	-	(85,858)
Preferred stock	-	-	-	(1,320)	-	(1,320)

Balance, September 30, 2013	51,774,204	$574,461	$10,710	$700,422	$(11,048)	$1,274,545

The accompanying notes are an integral part of these statements.

Washington Gas Light Company

Balance Sheets

Part II

Item 8. Financial Statements and Supplementary Data (continued)

	September 30,

(In thousands)	2013	2012

ASSETS
Property, Plant and Equipment
At original cost	$3,903,482	$3,686,192
Accumulated depreciation and amortization	(1,178,600)	(1,111,796)

Net property, plant and equipment	2,724,882	2,574,396

Current Assets
Cash and cash equivalents	-	1
Receivables
Accounts receivable	91,405	99,514
Gas costs and other regulatory assets	10,825	40,835
Unbilled revenues	19,418	19,300
Allowance for doubtful accounts	(17,498)	(17,129)

Net receivables	104,150	142,520

Materials and supplies—principally at average cost	24,857	23,797
Storage gas	132,226	114,826
Deferred income taxes	27,000	14,416
Other prepayments	22,794	55,255
Receivables from associated companies	7,173	5,532
Derivatives	4,278	9,206
Other	-	1,451

Total current assets	322,478	367,004

Deferred Charges and Other Assets
Regulatory assets
Gas costs	93,963	-
Pension and other post-retirement benefits	239,594	432,168
Other	65,824	68,429
Derivatives	16,051	50,973
Other	11,597	10,295

Total deferred charges and other assets	427,029	561,865

Total Assets	$3,474,389	$3,503,265

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$1,024,583	$1,025,743
Preferred stock	28,173	28,173
Long-term debt	524,067	589,202

Total capitalization	1,576,823	1,643,118

Current Liabilities
Current maturities of long-term debt	67,000	18
Notes payable	124,500	98,800
Accounts payable and other accrued liabilities	132,814	142,193
Wages payable	17,057	15,827
Accrued interest	3,399	3,524
Dividends declared	19,359	18,912
Customer deposits and advance payments	67,154	89,320
Gas costs and other regulatory liabilities	27,013	20,664
Accrued taxes	25,380	19,108
Payables to associated companies	20,557	28,540
Derivatives	24,749	10,512
Other	9,047	5,136

Total current liabilities	538,029	452,554

Deferred Credits
Unamortized investment tax credits	7,354	8,249
Deferred income taxes	611,453	605,938
Accrued pensions and benefits	147,479	310,605
Asset retirement obligations	99,972	70,141
Regulatory liabilities
Gas costs	-	19,511
Accrued asset removal costs	321,266	325,618
Other	13,459	15,047
Derivatives	106,144	3,507
Other	52,410	48,977

Total deferred credits	1,359,537	1,407,593

Commitments and Contingencies (Note 13)

Total Capitalization and Liabilities	$3,474,389	$3,503,265

Washington Gas Light Company

Statements of Income

Part II

Item 8. Financial Statements and Supplementary Data (continued)

	Years Ended September 30,
(In thousands)	2013	2012	2011

OPERATING REVENUES	$1,200,357	$1,137,666	$1,288,539
OPERATING EXPENSES
Utility cost of gas	521,508	421,539	619,637
Operation and maintenance	295,137	282,234	280,463
Depreciation and amortization	99,188	93,811	89,116
General taxes and other assessments	133,391	124,814	136,079
Total Operating Expenses	1,049,224	922,398	1,125,295
OPERATING INCOME	151,133	215,268	163,244
Other Income —Net	1,017	2,623	2,594
Interest Expense	35,631	36,098	40,462
INCOME BEFORE INCOME TAXES	116,519	181,793	125,376
INCOME TAX EXPENSE	44,197	71,747	55,786
NET INCOME	$72,322	$110,046	$69,590
Dividends on Washington Gas preferred stock	1,320	1,320	1,320
NET INCOME APPLICABLE TO COMMON STOCK	$71,002	$108,726	$68,270

The accompanying notes are an integral part of these statements.

Washington Gas Light Company

Consolidated Statements of Comprehensive Income

Part II

Item 8. Financial Statements and Supplementary Data (continued)

	Years Ended September 30,
(In thousands)	2013	2012	2011
NET INCOME	$72,322	$110,046	$69,590
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE INCOME TAXES:
Pension and other postretirement benefit plans
Change in prior service cost (credit)	(1,671)	(640)	135
Change in actuarial net gain (loss)	3,399	(2,125)	(3,743)
Change in transition obligation	238	239	5
Total pension and other postretirement benefit plans	$1,966	$(2,526)	$(3,603)
INCOME TAX EXPENSE (BENEFIT) RELATED TO OTHER COMPREHENSIVE INCOME	813	(987)	(1,512)
OTHER COMPREHENSIVE INCOME (LOSS)	$1,153	$(1,539)	$(2,091)
COMPREHENSIVE INCOME	$73,475	$108,507	$67,499

The accompanying notes are an integral part of these statements.

Washington Gas Light Company

Statements of Cash Flows

Part II

Item 8. Financial Statements and Supplementary Data (continued)

	Years Ended September 30,

(In thousands)	2013	2012	2011

OPERATING ACTIVITIES
Net income	$72,322	$110,046	$69,590
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	99,188	93,811	89,116
Amortization of:
Other regulatory assets and liabilities—net	911	881	9,143
Debt related costs	527	894	915
Deferred income taxes—net	(2,915)	89,132	40,102
Accrued/deferred pension cost	35,707	(58,645)	17,364
Compensation expense related to equity awards	2,292	3,394	2,651
Provision for doubtful accounts	7,183	12,794	14,028
Impairment loss on Springfield Operations Center	2,600	5,015	-
Other non-cash charges (credits)—net	7,615	(2,726)	(1,693)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable, unbilled revenues and receivables from associated companies—net	(464)	(19,041)	(30,912)
Gas costs and other regulatory assets/liabilities—net	36,359	(13,650)	2,300
Storage gas	(17,400)	51,228	3,213
Other prepayments	32,461	(24,654)	31,205
Accounts payable and other accrued liabilities, including payables to associated companies	(24,949)	27,214	(8,198)
Wages payable	1,230	(204)	519
Customer deposits and advance payments	(22,166)	11,181	14,796
Accrued taxes	6,272	(3,721)	9,552
Accrued interest	(125)	(356)	(103)
Other current assets	5,319	(4,928)	2,118
Other current liabilities	18,148	4,236	(8,302)
Deferred gas costs—net	(113,474)	36,309	(10,807)
Deferred assets—other	(1,989)	(36,963)	30,247
Deferred liabilities—other	(3,995)	(19,691)	(33,813)
Derivatives—deferred	137,559	(3,608)	6,683
Other—net	(4,167)	(1,673)	180

Net Cash Provided by Operating Activities	274,049	256,275	249,894

FINANCING ACTIVITIES
Long-term debt issued	4,157	-	75,000
Long-term debt retired	(2,295)	(77,000)	(30,000)
Debt issuance costs	-	-	(186)
Notes payable issued (retired)—net	25,700	98,778	(43,419)
Dividends on common stock and preferred stock	(76,522)	(75,239)	(74,256)
Other financing activities—net	336	2,533	(376)

Net Cash Used in Financing Activities	(48,624)	(50,928)	(73,237)

INVESTING ACTIVITIES
Capital expenditures (excluding AFUDC)	(225,426)	(206,699)	(179,694)

Net Cash Used in Investing Activities	(225,426)	(206,699)	(179,694)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1)	(1,352)	(3,037)
Cash and Cash Equivalents at Beginning of Year	1	1,353	4,390

Cash and Cash Equivalents at End of Year	$-	$1	$1,353

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid (refunded)—net	$(15,799)	$29,625	$(8,537)
Interest paid	$35,091	$36,447	$40,528
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Project debt financing activities—net	$1,386	$2,004	$(3,539)
Capital expenditure accruals included in accounts payable and other accrued liabilities	$16,429	$22,909	$22,339

The accompanying notes are an integral part of these statements.

Washington Gas Light Company

Statements of Capitalization

Part II

Item 8. Financial Statements and Supplementary Data (continued)

	September 30,

($ In thousands, except shares)	2013		2012

Common Shareholder’s Equity
Common stock, $1 par value, 80,000,000 shares authorized, 46,479,536 shares issued	$46,480		$46,479
Paid-in capital	477,968		475,634
Retained earnings	511,183		515,831
Accumulated other comprehensive loss, net of taxes	(11,048)		(12,201)

Total Common Shareholder’s Equity	1,024,583	65.0%	1,025,743	62.4%

Preferred Stock
Washington Gas Light Company, without par value, 1,500,000 shares authorized—issued and outstanding:
$4.80 series, 150,000 shares	15,000		15,000
$4.25 series, 70,600 shares	7,173		7,173
$5.00 series, 60,000 shares	6,000		6,000

Total Preferred Stock	28,173	1.8%	28,173	1.7%

Long-Term Debt
Washington Gas Light Company Unsecured Medium-Term Notes
Due fiscal year 2014, 4.88% to 5.17%	67,000		67,000
Due fiscal year 2015, 4.83%	20,000		20,000
Due fiscal year 2016, 5.17%	25,000		25,000
Due fiscal year 2019, 7.46%	50,000		50,000
Due fiscal year 2020, 4.76%	50,000		50,000
Due fiscal year 2023, 6.65%	20,000		20,000
Due fiscal year 2025, 5.44%	40,500		40,500
Due fiscal year 2027, 6.40% to 6.82%	125,000		125,000
Due fiscal year 2028, 6.57% to 6.85%	52,000		52,000
Due fiscal year 2030, 7.50%	8,500		8,500
Due fiscal year 2036, 5.70% to 5.78%	50,000		50,000
Due fiscal year 2040, 5.21%	75,000		75,000

Total Unsecured Medium-Term Notes	583,000		583,000
Other long-term debt	8,097		6,253
Unamortized discount	(30)		(33)
Less—current maturities	67,000		18

Total Long-Term Debt	524,067	33.2%	589,202	35.9%

Total Capitalization	$1,576,823	100.0%	$1,643,118	100.0%

The accompanying notes are an integral part of these statements.

Washington Gas Light Company

Statements of Common Shareholder’s Equity

Part II

Item 8. Financial Statements and Supplementary Data (continued)

					Accumulated Other Comprehensive
	Common Stock		Paid-In	Retained	Loss,
(In thousands, except shares)	Shares	Amount	Capital	Earnings	Net of Taxes	Total

Balance, September 30, 2010	46,479,536	$46,479	$470,825	$486,143	$ (8,571)	$994,876
Net income	-	-	-	69,590	-	69,590
Other comprehensive income	-	-	-	-	(2,091)	(2,091)
Stock-based compensation(a)	-	-	2,274	-	-	2,274
Dividends declared:
Common stock	-	-	-	(73,194)	-	(73,194)
Preferred stock	-	-	-	(1,320)	-	(1,320)

Balance, September 30, 2011	46,479,536	46,479	473,099	481,219	(10,662)	990,135
Net income	-	-	-	110,046	-	110,046
Other comprehensive income					(1,539)	(1,539)
Stock-based compensation(a)	-	-	2,535	-	-	2,535
Dividends declared:
Common stock	-	-	-	(74,114)	-	(74,114)
Preferred stock	-	-	-	(1,320)	-	(1,320)

Balance, September 30, 2012	46,479,536	46,479	475,634	515,831	(12,201)	1,025,743
Net income	-	-	-	72,322	-	72,322
Other comprehensive income					1,153	1,153
Stock-based compensation(a)	-	-	2,334	-	-	2,334
Dividends declared:
Common stock	-	-	-	(75,649)	-	(75,649)
Preferred stock	-	-	-	(1,320)	-	(1,320)

Balance, September 30, 2013	46,479,536	$46,479	$477,968	$511,184	$(11,048)	$1,024,583

(a) Stock-based compensation is based on the stock awards of WGL Holdings that are allocated to Washington Gas Light Company for its pro-rata share.

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

NOTE 1. ACCOUNTING POLICIES

GENERAL

WGL Holdings, Inc. (WGL Holdings) is a holding company that owns all of the shares of common stock of Washington Gas Light Company (Washington Gas), a regulated natural gas utility, and all of the shares of common stock of Washington Gas Resources Corporation (Washington Gas Resources), Hampshire Gas Company (Hampshire) and Crab Run Gas Company. Washington Gas Resources owns all of the shares of common stock of four non-utility subsidiaries that include Washington Gas Energy Services, Inc. (WGEServices), Washington Gas Energy Systems, Inc. (WGESystems), WGL Midstream and WGSW, Inc. (WGSW). Except where the content clearly indicates otherwise, “WGL Holdings,” “we,” “us” or “our” refers to the holding company or the consolidated entity of WGL Holdings and all of its subsidiaries. Unless otherwise noted, these notes apply equally to WGL Holdings and Washington Gas.

NATURE OF OPERATIONS

Washington Gas and Hampshire comprise our regulated utility segment. Washington Gas is a public utility that sells and delivers natural gas to more than one million customers primarily in the District of Columbia, and the surrounding metropolitan areas in Maryland and Virginia. Deliveries to firm residential and commercial customers accounted for 74.7% of the total therms delivered to customers by Washington Gas in fiscal year September 30, 2013. Deliveries to interruptible customers accounted for 15.2% and deliveries to customers who use natural gas to generate electricity accounted for 10.1%. These amounts do not include deliveries related to Washington Gas’ asset optimization program discussed below. Hampshire operates an underground natural gas storage facility that provides services exclusively to Washington Gas. Hampshire is regulated under a cost of service tariff by the FERC.

The retail energy-marketing segment consists of WGEServices which competes with regulated utilities and other unregulated third party marketers to sell natural gas and electricity directly to residential, commercial and industrial customers with the objective of earning a profit through competitive pricing. The commodities that WGEServices sells are delivered to retail customers through assets owned by regulated utilities. Washington Gas delivers the majority of natural gas sold by WGEServices, and unaffiliated electric utilities deliver all of the electricity sold. WGEServices owned multiple Solar PV power generating facilities at September 30, 2013, though the results from these activities are presented in the commercial energy systems segment. Other than these facilities, WGEServices does not own or operate any other natural gas or electric generation, production, transmission or distribution assets. At September 30, 2013, WGEServices served approximately 168,000 natural gas customers and approximately 180,000 electricity customers located in Maryland, Virginia, Delaware, Pennsylvania and the District of Columbia.

The commercial energy systems segment consists of WGESystems, which provides commercial energy efficient and sustainable solutions to government and commercial clients under construction contracts. WGESystems is also increasing its investments in commercial solar, energy efficiency, and combined heat and power projects, that we (or an affiliate company) own and manage directly. This expansion includes the ownership and management of its renewable energy producing assets. In addition, this segment comprises the operations of WGSW, which holds investments in alternative energy assets. These investments are part of our long-term commitment to providing clean and efficient energy solutions to our customers and communities in select markets across the United States.

The midstream energy services segment, which consists of the operations of WGL Midstream, engages in acquiring, managing and optimizing natural gas storage and transportation assets. WGL Midstream enters into both physical and financial transactions in a manner intended to utilize the most effective energy risk management products available to mitigate risks while maximizing potential profits from the optimization of these assets under its management.

Refer to Note 16—Operating Segment Reporting for further discussion of our segments.

CONSOLIDATION OF FINANCIAL STATEMENTS

The consolidated financial statements include the accounts of WGL Holdings and its subsidiaries during the fiscal years reported. Certain prior period amounts have been recast to conform to current period presentation. Inter-company transactions have been eliminated. Refer to Note 18—Related Party Transactions for a discussion of inter-company transactions.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

In accordance with generally accepted accounting principles in the United States of America (GAAP), we make certain estimates and assumptions regarding: (i) reported assets and liabilities; (ii) disclosed contingent assets and liabilities at the date of the financial statements and (iii) reported revenues, revenues subject to refund, and expenses during the reporting period. Actual results could differ from those estimates.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment (comprised principally of utility plant) is stated at original cost, including labor, materials, taxes and overhead costs incurred during the construction period. The cost of utility and other plant of Washington Gas includes an allowance for funds used during construction (AFUDC) that is calculated under a formula prescribed by our regulators. Washington Gas capitalizes AFUDC as a component of construction overhead. The before-tax rates for AFUDC for fiscal years September 30, 2013, 2012 and 2011 were 5.43%, 7.40% and 5.50%, respectively. Due to lower construction balances and significant decreases in short-term debt interest rates during fiscal year ended September 30, 2013, Washington Gas decreased capitalized AFUDC by $0.6 million. During fiscal year ended September 30, 2012, Washington Gas increased capitalized AFUDC by $0.7 million.

Washington Gas charges maintenance and repairs directly to operating expenses, except those charges applicable to transportation and power-operated equipment, which it allocates to operating expenses, construction and other accounts based on the use of the equipment. Washington Gas capitalizes betterments and renewal costs, and calculates depreciation applicable to its utility gas plant in service primarily using a straight-line method over the estimated remaining life of the plant. The composite depreciation and amortization rate of the regulated utility segment was 2.86%, 2.87% and 2.84% during fiscal years 2013, 2012 and 2011, respectively. In accordance with regulatory requirements, such rates include a component related to asset removal costs for Washington Gas. These asset removal costs are accrued through depreciation expense with a corresponding credit to “Regulatory liabilities—Accrued asset removal costs.” When Washington Gas retires depreciable utility plant and equipment, it charges the associated original costs to “Accumulated depreciation and amortization” and any related removal costs incurred are charged to “Regulatory liabilities—Accrued asset removal costs.” Washington Gas periodically reviews the adequacy of its depreciation rates by considering estimated remaining lives and other factors. Refer to Note 13—Commitments and Contingencies for a discussion of depreciation-related contingencies.

At September 30, 2013 and 2012, 95.6% and 97.7%, respectively, of WGL Holdings’ consolidated original cost of property, plant and equipment was related to the regulated utility segment as shown below.

Property, Plant and Equipment at Original Cost
September 30,	2013		2012
($ In millions)	Dollars	%	Dollars	%
Regulated utility segment
Distribution, transmission and storage	$3,356.1	81.5	$3,176.4	83.4
General, miscellaneous and intangibles	430.6	10.4	428.3	11.3
Construction work in progress (CWIP)	150.8	3.7	113.2	3.0
Total regulated utility segment	3,937.5	95.6	3,717.9	97.7
Unregulated segments	180.6	4.4	89.1	2.3
Total	$4,118.1	100.0	$3,807.0	100.0

IMPAIRMENT OF LONG-LIVED ASSETS

Management regularly reviews property and equipment and other long-lived assets, including certain definite-lived intangible assets, for possible impairment. This review occurs quarterly, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.

At September 30, 2013, Washington Gas recorded a $0.5 million impairment loss for the unrecoverable portion of the Chillum LNG storage facility. At September 30, 2013 and 2012, Washington Gas applied a discounted cash value model to the anticipated proceeds from a future sale of its Springfield Operations Center and recorded an impairment charge of $2.6 million and $5.0 million, respectively, in operation and maintenance expense. Washington Gas is actively marketing the unused operations facility for sale.

OPERATING LEASES

We have classified the lease of our corporate headquarters as an operating lease. We amortize to rent expense the total of all scheduled lease payments (including lease payment escalations) and tenant allowances on a straight-line basis over the term of the lease. For this purpose, the lease term began on the date when the lessor commenced constructing the leasehold improvements which allowed us to occupy our corporate headquarters. Leasehold improvement costs are classified as “Property, Plant and Equipment” on the Balance Sheets, and are being amortized to depreciation and amortization expense on a straight-line basis over the 15-year non-cancelable period of the lease. Refer to Note 13—Commitments and Contingencies for financial data for all of our operating leases.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

CASH AND CASH EQUIVALENTS

We consider all investments with original maturities of three months or less to be cash equivalents. We did not have any restrictions on our cash balances that would impact the payment of dividends by WGL Holdings or our subsidiaries as of September 30, 2013 and 2012.

REVENUE AND COST RECOGNITION

Regulated Utility Operations

Revenues.  For regulated deliveries of natural gas, Washington Gas reads meters and bills customers on a monthly cycle basis. The billing cycles for customers do not coincide with the accounting periods used for financial reporting purposes; therefore, Washington Gas accrues unbilled revenues for gas delivered, but not yet billed, at the end of each accounting period.

Cost of Gas.  Washington Gas’ jurisdictional tariffs contain mechanisms that provide for the recovery of the cost of gas incurred on behalf of firm customers, including related pipeline transportation and storage capacity charges. Under these mechanisms, Washington Gas periodically adjusts its firm customers’ rates to reflect increases and decreases in these costs. Under or over-collections of gas costs in the current cycle are charged or credited to deferred charges or credits on the balance sheet as non-current regulatory assets or liabilities. Amounts deferred at the end of the cycle, August 31 of each year, are fully reconciled and transferred to current assets or liabilities under the balance sheet captions “Gas costs and other regulatory assets” and “Gas costs and other regulatory liabilities.” These balances are recovered or refunded to customers over the subsequent 12 month period.

Revenue Taxes.  Revenue taxes such as gross receipts taxes, Public Service Commission (PSC) fees, franchise fees and energy taxes are reported gross in operating revenues. Refer to Note 16—Operating Segment Reporting for amounts recorded related to revenue taxes.

Transportation Gas Imbalance.  Interruptible shippers and third party marketer shippers transport gas on Washington Gas’ distribution system as part of the unbundled services offered. The delivered volumes of gas from third party shippers into Washington Gas’ distribution system rarely equal the volumes delivered to third party marketer customers, resulting in transportation gas imbalances. These imbalances are usually short-term in duration, and Washington Gas monitors the activity and regularly notifies the shippers when their accounts have an imbalance. In accordance with regulatory treatment, Washington Gas does not record a receivable from or liability to third party marketers associated with gas volumes related to these transportation imbalances but, rather, reflects the financial impact as a regulatory asset or liability related to its gas cost adjustment mechanism, thereby eliminating any profit or loss that would occur as a result of the imbalance. The regulatory treatment combines the imbalance for all marketers, including WGEServices, into a single “net” adjustment to the regulatory asset or liability. Refer to Note 18—Related Party Transactions for further discussion of the accounting for these imbalance transactions.

Asset Optimization Program.  Washington Gas optimizes the value of its long-term natural gas transportation and storage capacity resources by entering into physical and financial transactions in the form of forwards, futures and option contracts for periods when these resources are not being used to physically serve utility customers. Refer to “Derivative Activities” below for further discussion of the accounting for derivative transactions entered into under this program. Regulatory sharing mechanisms in all three jurisdictions allow the profit from these transactions to be shared between Washington Gas’ customers and shareholders. The customer portion does not affect earnings.

All unrealized fair value gains and losses, and margins generated from the physical and financial settlement of these asset optimization contracts are recorded in utility cost of gas or, in the case of amounts to be shared with rate payers, regulatory liabilities.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

Non-Utility Operations

Retail Energy-Marketing Segment.  WGEServices sells natural gas and electricity on an unregulated basis to residential, commercial and industrial customers both inside and outside the Washington Gas service territory.

WGEServices enters into indexed or fixed-rate contracts with residential, commercial and industrial customers for sales of natural gas and electricity. Customer contracts, which typically have terms less than 24 months, but may extend up to five years, allow WGEServices to bill customers based upon metered gas and electricity usage. Usage is measured either on a cycle basis at customer premises or based on quantities delivered to the local utility, both of which may vary by month. The billing cycles for customers do not coincide with the accounting periods used for financial reporting purposes; therefore, WGEServices accrues unbilled revenues for gas and electricity delivered, but not yet billed, at the end of each accounting period. Revenues are reflected in “Operating Revenues—Non utility.”

WGEServices procures natural gas and electricity supply under contract structures in which it assembles the various components of supply from multiple suppliers to match its customer requirements. The cost of natural gas and electricity for these purchases is recorded using the contracted volumes and prices in “Non-Utility cost of energy-related sales.”

Commercial Energy Systems Segment.  WGESystems recognizes income and expenses for all construction contracts using the percentage-of-completion method in “Operating Revenues—Non-utility” and “Non-Utility cost of energy-related sales.” Commercial Energy Systems also recognizes income from its solar assets based on the terms of the related power purchase agreements. WGSW recognizes income on its investments in solar assets based on the specific terms of its sale leaseback arrangements and through the hypothetical liquidation at book value approach to the equity method of investment accounting for its investment interest. Other income and expense is recognized from the lease of solar assets associated with the Skyline and EchoFirst associations.

Midstream Energy Sevices Segment.  WGL Midstream reports its margins in non-utility revenue by netting its cost / loss on physical and financial gas purchase contracts with revenues / gains on physical and financial gas sales contracts.

Other Activities.  Washington Gas Resources will recognize income on its investment using the cost approach of investment accounting.

STORAGE GAS VALUATION METHODS

For Washington Gas and WGEServices, storage gas inventory is stated at the lower-of-cost or market as determined using the first-in, first-out method. For WGL Midstream , storage gas inventory is stated at the lower-of-cost or market using the weighted average cost method. For the years ended September 30, 2013, 2012 and 2011, WGL Holdings recorded a reduction of net income of $10.1 million, $22.4 million and $0.8 million, respectively, for lower-of-cost or market adjustment.

In conjunction with optimizing Washington Gas’ storage capacity, storage gas inventory may be subject to lower-of-cost or market adjustments. Washington Gas did not record any lower-of-cost or market adjustments related to its storage gas inventory for the fiscal year ended September 30, 2013. For the fiscal years ended 2012 and 2011, Washington Gas recorded a lower-of-cost or market adjustment related to its storage gas inventory, after the effects of regulatory sharing of $1.4 million and $0.3 million, respectively, which was recorded to “Utility cost of gas.”

RATE REFUNDS DUE TO CUSTOMERS

When Washington Gas files a request with certain regulatory commissions to modify customers’ rates, it is permitted to charge customers new rates, subject to refund, until the regulatory commission renders a final decision on the amount of the authorized change in rates. During this interim period, Washington Gas records a provision for a rate refund regulatory liability based on the difference between the amount it collects in rates and the amount it expects to recover from a final regulatory decision. Similarly, Washington Gas periodically records provisions for rate refunds related to other transactions. Actual results for these regulatory contingencies are often difficult to predict and could differ significantly from the estimates reflected in the financial statements. Refer to Note 13—Commitments and Contingencies for further discussion of regulatory matters and related contingencies.

WEATHER-RELATED INSTRUMENTS

Periodically, we purchase certain weather-related instruments, such as HDD derivatives and CDD derivatives. We account for these weather related instruments in accordance with ASC Subtopic 815-45, Derivatives and Hedging—Weather Derivatives. For weather insurance policies and HDD derivatives, benefits or costs are ultimately recognized to the extent actual HDDs fall above or below the contractual HDDs for each instrument. Benefits or costs are recognized for CDD derivatives when the average temperature exceeds a contractually stated level during the contract period. Premiums for weather-related instruments are amortized based on the pattern of normal temperature days over the coverage period. Weather-related instruments for which we collect a premium are carried at fair value. Washington Gas’ weather related instrument premium expense or benefit is not considered in establishing retail rates. Washington Gas does not purchase such instruments for jurisdictions in which it has received rate mechanisms that compensate it on a normal weather basis. Refer to Note 14—Derivative and Weather-Related Instruments for further discussion of our weather-related instruments.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

DERIVATIVE ACTIVITIES

Regulated Utility.  Washington Gas enters into both physical and financial derivative contracts for the purchase and sale of natural gas that are subject to mark-to-market accounting. Changes in the fair value of derivative instruments recoverable or refundable to customers and therefore subject to ASC Topic 980, are recorded as regulatory assets or liabilities while changes in the fair value of derivative instruments not affected by rate regulation are reflected in earnings.

As part of its asset optimization program, Washington Gas enters into derivative contracts related to the sale and purchase of natural gas at a future price substantially to lock-in operating margins that Washington Gas will ultimately realize. The derivatives used under this program may cause significant period-to-period volatility in earnings for the portion of net profits retained for shareholders; however, this volatility will not change the margins that Washington Gas will ultimately realize from these transactions. In accordance with ASC Topic 815, all financially and physically settled contracts under our asset optimization program are reported on a net basis in the statements of income in “Utility cost of gas”.

From time to time, Washington Gas also utilizes derivative instruments that are designed to minimize the risk of interest-rate volatility associated with planned issuances of Medium-Term Notes (MTNs). Gains or losses associated with these derivative transactions are deferred as regulatory assets or liabilities and amortized to interest expense in accordance with regulatory accounting requirements. Refer to Note 14—Derivative and Weather-Related Instruments for further discussion of our derivative activities.

Non-Utility Operations.  WGEServices enters into both physical and financial contracts for the purchase and sale of natural gas and electricity. We designate a portion of these physical contracts related to the purchase of natural gas and electricity to serve our customers as “normal purchases and normal sales;” therefore, they are not subject to the mark-to-market accounting requirements of ASC Topic 815, Derivatives and Hedging. WGL Midstream enters into derivative contracts for the purpose of optimizing its storage and transportation capacity as well as managing the transportation and storage assets on behalf of third parties. The financial contracts and the portion of the physical contracts that qualify as derivative instruments and are subject to the mark-to-market accounting requirements are recorded on the balance sheet at fair value and are reflected in earnings. WGEServices records these derivatives as revenues or expenses depending on the nature of the economically hedged item. WGL Midstream nets financial and physical contracts in revenues.

INCOME TAXES

We recognize deferred income tax assets and liabilities for all temporary differences between the financial statement basis and the tax basis of assets and liabilities, including those where regulators prohibit deferred income tax treatment for ratemaking purposes of Washington Gas. Regulatory assets or liabilities, corresponding to such additional deferred income tax assets or liabilities, may be recorded to the extent recoverable from or payable to customers through the ratemaking process. Refer to Note 2—Regulated Operations for Washington Gas’ regulatory assets and liabilities associated with income taxes due from and to customers at September 30, 2013 and 2012. Amounts applicable to income taxes due from and due to customers primarily represent differences between the book and tax basis of net utility plant in service. We amortize investment tax credits as reductions to income tax expense over the estimated service lives of the related properties. Refer to Note 9—Income Taxes which provides detailed financial information related to our income taxes.

STOCK-BASED COMPENSATION

We account for stock-based compensation expense in accordance with ASC Topic 718, Compensation—Stock Compensation (ASC Topic 718) which requires us to measure and recognize stock-based compensation expense in our financial statements based on the fair value at the date of grant for our equity-classified share-based awards, which include performance shares and stock options granted to certain employees and shares issued to directors. For liability-classified share-based awards, which include performance units, we recognize stock-based compensation expense based on their fair value at the end of each reporting period. For both equity-classified and liability-classified share-based awards, we estimate forfeitures over the requisite service period when recognizing compensation expense; these estimates are periodically adjusted to the extent to which actual forfeitures differ from such estimates. Refer to Note 11—Stock-Based Compensation for further discussion of the accounting for our stock-based compensation plans.

ASSET RETIREMENT OBLIGATIONS

Washington Gas accounts for its asset retirement obligations (AROs) in accordance with ASC Subtopic 410-20, Asset Retirement and Environmental Obligations—Asset Retirement Obligations. Our asset retirement obligations include the costs to cut, purge and cap distribution system, remove asbestos and plug storage wells upon their retirement. These standards require recording the estimated retirement cost over the life of the related asset by depreciating the present value of the

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

retirement obligation, measured at the time of the asset’s acquisition, and accreting the liability until it is settled. There are timing differences between the ARO-related accretion and depreciation amounts being recorded pursuant to GAAP and the recognition of depreciation expense for legal asset removal costs that we are currently recovering in rates. These timing differences are recorded as a reduction to “Regulatory liabilities—Accrued asset removal costs” in accordance with ASC Topic 980. We do not have any assets that are legally restricted related to the settlement of asset retirement obligations.

WGL Holdings, Inc.
Changes in Asset Retirement Obligations
	September 30,
(In millions)	2013	2012
Asset retirement obligations at beginning of year	$72.7	$69.5
Liabilities incurred in the period	1.2	1.9
Liabilities settled in the period	(1.0)	(1.0)
Accretion expense	3.3	3.3
Revisions in estimated cash flows(a)	27.8	(1.0)
Asset retirement obligations at the end of the year(b)	$104.0	$72.7
Washington Gas Light Company
Changes in Asset Retirement Obligations
	September 30,
(In millions)	2013	2012
Asset retirement obligations at beginning of year	$71.5	$68.3
Liabilities incurred in the period	1.1	1.9
Liabilities settled in the period	(1.0)	(1.0)
Accretion expense	3.3	3.3
Revisions in estimated cash flows(a)	27.8	(1.0)
Asset retirement obligations at the end of the year(b)	$102.7	$71.5

(a) WGL revised its assumptions regarding the timing and amounts related to its obligation to cut, cap and purge pipeline. The revision is primarily driving by our accelerated pipeline replacement programs.
(b) Includes short-term asset retirement obligations of $2.7 million and $1.3 million for fiscal year 2013 and 2012, respectively.

ACCOUNTING STANDARDS ADOPTED IN FISCAL YEAR 2013

Comprehensive Income.  In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 intended to improve financial reporting by requiring companies to present items of net income in either one continuous statement, or in two separate but consecutive statements of net income and other comprehensive income. The new guidance removed the current presentation options in ASC Topic 220. The requirements of ASU 2011-05 did not change the components of comprehensive income that are recognized in net income or other comprehensive income, nor did the update change the computation of earnings per share (EPS). In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 indefinitely deferred the provisions requiring reclassification adjustments out of other comprehensive income (OCI) to be presented on the face of the financial statements. ASU 2011-05, as amended by ASU 2011-12, was effective for us on October 1, 2012. As a result of the standard, we presented comprehensive income in two separate but consecutive statements of net income and other comprehensive income. The adoption of this standard did not have a material effect on our financial statements.

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

NOTE 2. REGULATED OPERATIONS

Washington Gas accounts for its regulated operations in accordance with Financial Accounting Standards Board Accounting Standards Codification (ASC) Topic 980, Regulated Operations (ASC Topic 980). This standard includes accounting principles for companies whose rates are determined by independent third party regulators. When setting rates, regulators may require us to record expense in different periods than may be appropriate for unregulated enterprises. When this occurs, Washington Gas defers the associated costs as assets (regulatory assets) on its balance sheet and records them as expenses on its income statement as it collects the revenues designed to recover these costs through customers’ rates. Further, regulators can also impose liabilities upon a company for amounts previously collected from customers and for recovery of costs that are expected to be incurred in the future (regulatory liabilities).

At September 30, 2013 and 2012, we recorded the following regulatory assets and liabilities on our balance sheets. These assets and liabilities will be recognized as expenses or revenues in future periods as they are reflected in customers’ rates.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

Regulatory Assets and Liabilities

(In millions)	Regulatory Assets		Regulatory Liabilities

September 30,	2013	2012	2013	2012

Current:
Gas costs due from/to customers(a)	$-	$16.9	$23.4	$11.1
Interruptible sharing	10.7	0.4	1.9	2.1
Provision for rate refunds	-	-	-	5.1
Revenue normalization mechanisms for MD and VA	0.1	23.3	1.5	-
Plant recovery mechanisms	-	0.1	0.2	2.4
Other	-	0.1	-	-

Total current	$10.8	$40.8	$27.0	$20.7

Deferred:
Accrued asset removal costs	$-	$-	$321.3	$325.6
Deferred gas costs(a)	94.0	-	-	19.5
Pension and other post-retirement benefits
Other post-retirement benefit costs—trackers(b)	0.7	1.1	-	-
Deferred pension costs/income—trackers(b)	51.0	45.2	-	-
ASC Topic 715 unrecognized costs/income(a)(c)
Pensions	155.1	289.6	-	-
Other post-retirement benefits	34.0	99.2	-	-

Total pension and other post-retirement benefits	240.8	435.1	-	-
Other
Income tax-related amounts due from/to customers(d)	24.9	28.8	4.5	5.0
Losses/gains on issuance and extinguishments of debt and interest-rate derivative instruments(a)(e)	11.6	12.5	0.6	0.9
Deferred gain on sale of assets(a)	-	-	1.7	2.0
Environmental response costs(a)	0.6	4.4	-	-
Rights-of-way fees	-	-	1.6	0.6
Other costs—Business process outsourcing (a)	1.4	1.8	-	-
Nonretirement postemployment benefits(a)(f)	15.4	16.3	-	-
Other regulatory expenses(g)	11.9	4.6	5.1	6.5

Total other	$65.8	$68.4	$13.5	$15.0

Total deferred	$400.6	$503.5	$334.8	$360.1

Total	$411.4	$544.3	$361.8	$380.8

(a) Washington Gas does not earn its overall rate of return on these assets. Washington Gas is allowed to recover and required to pay, using short-term interest rates, the carrying costs related to billed gas costs due from and to its customers in the District of Columbia and Virginia jurisdictions.

(b) Relates to the District of Columbia jurisdiction.

(c) Refer to Note 10-Pension and Other Post-Retirement Benefit Plans for a further discussion of these amounts.

(d) This balance represents amounts due from customers for deferred tax liabilities related to tax benefits on deduction flowed directly to customers prior to the adoption of income tax normalization for ratemaking purposes.

(e) The losses or gains on the issuance and extinguishment of debt and interest-rate derivative instruments include unamortized balances from transactions executed in prior fiscal years. These transactions create gains and losses that are amortized over the remaining life of the debt as prescribed by regulatory accounting requirements.

(f) Represents the timing difference between the recognition of workers compensation and short-term disability costs in accordance with generally accepted accounting principles and the way these costs are recovered through rates.

(g) The balance includes a $7.9 million asset related to the recoverable portion of the Chillum LNG facility.

As required by ASC Topic 980, Washington Gas monitors its regulatory and competitive environment to determine whether the recovery of its regulatory assets remains probable. If Washington Gas were to determine that recovery of these assets is no longer probable, it would write off the assets against earnings. We have determined that ASC Topic 980 continues to apply to our regulated operations, and the recovery of our regulatory assets at September 30, 2013 is probable. Refer to Note 13—Commitments and Contingencies for further discussion of our regulated operations.

NOTE 3. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

The tables below provide details for the amounts included in “Accounts payable and other accrued liabilities” on the balance sheets for both WGL Holdings and Washington Gas.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

WGL Holdings, Inc.
	September 30,
(In millions)	2013	2012
Accounts payable—trade	$216.3	$217.0
Employee benefits and payroll accruals	23.4	20.3
Embedded derivatives and other accrued liabilities	30.9	33.1
Total	$270.6	$270.4

Washington Gas Light Company
	September 30,
(In millions)	2013	2012
Accounts payable—trade	$99.7	$112.7
Employee benefits and payroll accruals	21.4	18.2
Embedded derivatives and other accrued liabilities	11.7	11.3
Total	$132.8	$142.2

NOTE 4. SHORT-TERM DEBT

WGL Holdings and Washington Gas satisfy their short-term financing requirements through the sale of commercial paper or through bank borrowings. Due to the seasonal nature of the regulated utility and retail energy-marketing segments, short-term financing requirements can vary significantly during the year. Revolving credit agreements are maintained to support outstanding commercial paper and to permit short-term borrowing flexibility. WGL Holdings’ policy is to maintain bank credit facilities in amounts equal to or greater than the expected maximum commercial paper position. The following is a summary of committed credit available at September 30, 2013 and 2012.

Committed Credit Available (In millions)
September 30, 2013	WGL Holdings (b)	Washington Gas	Total Consolidated
Committed credit agreements
Unsecured revolving credit facility, expires April 3, 2017(a)	$450.0	$350.0	$800.0
Less: Commercial Paper	(248.6)	(124.5)	(373.1)
Net committed credit available	$201.4	$225.5	$426.9
September 30, 2012
Committed credit agreements
Unsecured revolving credit facility, expires April 3, 2017(a)	$450.0	$350.0	$800.0
Less: Commercial Paper	(148.9)	(98.8)	(247.7)
Net committed credit available	$301.1	$251.2	$552.3

(a) Both WGL Holdings and Washington Gas have the right to request extensions with the banks’ approval. WGL Holdings’ revolving credit facility permits it to borrow an additional $100 million, with the banks’ approval, for a total of $550 million. Washington Gas’ revolving credit facility permits it to borrow an additional $100 million, with the banks’ approval, for a total of $450 million.

(b) WGL Holdings includes all subsidiaries other than Washington Gas Light Company.

At September 30, 2013 and 2012, WGL Holdings had outstanding notes payable in the form of commercial paper of $373.1 million and $247.7 million, respectively, at a weighted average interest rate of 0.19% and 0.26%, respectively. At September 30, 2013 and 2012, Washington Gas had outstanding notes payable in the form of commercial paper of $124.5 million and $98.8 million, respectively, at a weighted average interest rate of 0.13% and 0.23%, respectively. At September 30, 2013 and 2012, there were no outstanding bank loans from WGL Holdings’ or Washington Gas’ revolving credit facilities.

Depending on the type of borrowing option chosen under our revolving credit facilities, loans may bear interest at variable rates based on the Eurodollar rate, the higher of the prime lending rate or the Fed Funds effective rate, or at a competitive rate determined through auction. Facility fees for both companies are based on the long-term debt ratings of Washington Gas. If the long-term debt of Washington Gas were downgraded below certain levels, WGL Holdings and Washington Gas would be required to pay higher facility fees.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

Under the terms of the credit agreements, the ratio of consolidated financial indebtedness to consolidated total capitalization may not exceed 0.65 to 1.0 (65%). In addition, WGL Holdings and Washington Gas are required to inform lenders of changes in corporate existence, financial conditions, litigation and environmental warranties that might have a material adverse effect. Failure to inform the lenders’ agent of these material changes might constitute default under the agreements. Another potential default may be deemed if WGL Holdings or Washington Gas fail to pay principal or interest when due on any other indebtedness. Such defaults, if not remedied, could lead to suspension of further loans and/or acceleration in which obligations become immediately due and payable. At September 30, 2013, WGL Holdings and Washington Gas were in compliance with all of the covenants under their revolving credit facilities.

NOTE 5. LONG-TERM DEBT

FIRST MORTGAGE BONDS

The Mortgage of Washington Gas dated January 1, 1933 (Mortgage), as supplemented and amended, securing any First Mortgage Bonds (FMBs) it issues, constitutes a direct lien on substantially all property and franchises owned by Washington Gas, other than a small amount of property that is expressly excluded. Washington Gas had no debt outstanding under the Mortgage at September 30, 2013 and 2012. Any FMBs that may be issued in the future will represent indebtedness of Washington Gas.

SHELF REGISTRATION

At September 30, 2013, Washington Gas had the capacity under a shelf registration to issue up to $450.0 million of additional MTNs.

UNSECURED NOTES

Washington Gas issues unsecured MTNs and private placement notes with individual terms regarding interest rates, maturities and call or put options. These notes can have maturity dates of one or more years from the date of issuance. There were no MTN or private placement issuances for the years ended September 30, 2013 and 2012. At September 30, 2013 and 2012, both outstanding MTNs and private placement notes were $583.0 million at a weighted average interest rate of 5.91%, respectively.

The indenture for the unsecured MTNs and the note purchase agreement for the private placement notes provide that Washington Gas will not issue any FMBs under its Mortgage without securing all MTNs and the subject private placement notes with the Mortgage.

Certain of Washington Gas’ outstanding MTNs and private placement notes have a make-whole call feature that pays the holder a premium based on a spread over the yield to maturity of a U.S. Treasury security having a comparable maturity, when that particular note is called by Washington Gas before its stated maturity date. With the exception of this make-whole call feature, Washington Gas is not required to pay call premiums for calling debt prior to the stated maturity date.

There were no MTN or private placement retirements for the year ended September 30, 2013. The table below shows MTN and private placement retirements for the year ended September 30, 2012.

MTN and Private Placement Issuances and Retirements
($ In millions)	Principal	Interest Rate	Nominal Maturity Date
Year Ended September 30, 2012
Retirements:
10/17/2011	$7.0	6.05%	10/17/2011
10/19/2011	15.0	6.00%	10/19/2011
10/19/2011	5.0	6.00%	10/19/2011
2/27/2012	25.0	6.00%	2/27/2012
6/19/2012	25.0	5.90%	6/19/2012
Total	$77.0

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

LONG-TERM DEBT MATURITIES

Maturities of long-term debt for each of the next five fiscal years and thereafter as of September 30, 2013 are summarized in the following table.

Long-Term Debt Maturities(a)
(In millions)	MTNs	Other	Total
2014	$67.0	$-	$ 67.0
2015	20.0	-	20.0
2016	25.0	-	25.0
2017	-	-	-
2018	-	-	-
Thereafter	471.0	-	471.0
Total (before project debt financing)	$583.0	$-	$ 583.0
Project debt financing(b)	-	8.1	8.1
Total	$583.0	$8.1	$ 591.1
Less: current maturities	67.0	-	67.0
Total non-current	$516.0	$8.1	$ 524.1

(a)Excludes unamortized discounts of $29,907 at September 30, 2013.

(b)Project debt financing is anticipated to be a non-cash extinguishment. Refer to Note 13—Commitments and Contingencies for further discussion of this construction project financing.

NOTE 6. COMMON STOCK — WGL HOLDINGS

COMMON STOCK OUTSTANDING

Shares of common stock outstanding were 51,774,204 and 51,611,647 at September 30, 2013 and 2012, respectively.

COMMON STOCK RESERVES

At September 30, 2013, there were 4,769,154 authorized, but unissued, shares of common stock reserved under the following plans.

Common Stock Reserves
Reserve for:	Number of Shares
Omnibus incentive compensation plan(a)	1,054,437
Dividend reinvestment and common stock purchase plan	2,963,895
Employee savings plans	637,196
Directors’ stock compensation plan	113,626
Total common stock reserves	4,769,154

(a)Effective March 1, 2007, WGL Holdings adopted a shareholder-approved Omnibus Incentive Compensation Plan to replace on a prospective basis the 1999 Incentive Compensation Plan. Included are shares that may be issued which would reduce the number of shares authorized under the Omnibus Incentive Compensation Plan. These shares include 295,973 shares dedicated to performance shares granted but not vested and include 26,372 shares dedicated to stock options issued but not exercised. Refer to Note 11 - Stock-Based Compensation for a discussion regarding our stock-based compensation plans.

NOTE 7. PREFERRED STOCK

Washington Gas has three series of cumulative preferred stock outstanding, and each series is subject to redemption by Washington Gas. All three series have a dividend preference that prohibits Washington Gas from declaring and paying dividends on shares of its common stock unless dividends on all outstanding shares of the preferred stock have been fully paid for all past quarterly dividend periods. In addition, all outstanding shares of preferred stock have a preference as to the amounts that would be distributed in the event of a liquidation or dissolution of Washington Gas. The following table presents this information, as well as call prices for each preferred stock series outstanding.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

Preferred Stock
Preferred		Liquidation Preference
Series	Shares	Per Share		Call Price
Outstanding	Outstanding	Involuntary	Voluntary	Per Share
$4.80	150,000	$100	$101	$101
$4.25	70,600	$100	$105	$105
$5.00	60,000	$100	$102	$102

NOTE 8. EARNINGS PER SHARE

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS assumes the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period unless the effect of such issuance would be anti-dilutive (refer to Note 11—Stock-Based Compensation). The following table reflects the computation of our basic and diluted EPS for the fiscal years ended September 30, 2013, 2012 and 2011.

Basic and Diluted EPS
	Years Ended September 30,

(In thousands, except per share data)	2013	2012	2011

Basic earnings per average common share:

Net income applicable to common stock	$80,253	$139,818	$117,050

Average common shares outstanding—basic	51,697	51,522	51,195

Basic earnings per average common share	$1.55	$2.71	$2.29

Diluted earnings per average common share:

Net income applicable to common stock	$80,253	$139,818	$117,050

Average common shares outstanding—basic	51,697	51,522	51,195

Stock-based compensation plans	111	67	100

Total average common shares outstanding—diluted	51,808	51,589	51,295

Diluted earnings per average common share	$1.55	$2.71	$2.28

NOTE 9. INCOME TAXES

WGL Holdings files consolidated federal and District of Columbia returns and various state income tax returns. We are no longer subject to income tax examinations by the Internal Revenue Service for years before September 30, 2007. Substantially all state income tax years in major jurisdictions are closed for years before September 30, 2006.

WGL Holdings and each of its subsidiaries also participate in a tax sharing agreement that establishes the method for allocating tax benefits from losses that are utilized on the consolidated income tax return. The consolidated tax is apportioned among the subsidiaries on the separate return method and losses of the parent, WGL Holdings, are allocated to the subsidiaries that have taxable income. In fiscal year 2013, Washington Gas shared $1.3 million of tax benefits from the tax sharing agreement that was reflected as a tax decrease on Washington Gas’ Statements of Income. For fiscal year 2012, Washington Gas realized tax savings of $0.3 million as a result of this tax sharing agreement, and for 2011, the tax effect of sharing was minimal. The effect of this allocation of benefits to Washington Gas has no effect on our consolidated financial statements. State income tax returns are filed on a separate company basis in most states where we have operations and/or a requirement to file. Beginning with the returns for fiscal year ended September 30, 2012, we filed a combined unitary return for California, District of Columbia, Texas and West Virginia due to recent law changes.

On March 23 and March 30, 2010 the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act, respectively (collectively “the PPACA”) became law resulting in comprehensive healthcare reform legislation that affect the accounting for employer provided benefits.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

Washington Gas provides certain healthcare benefits for active and retired employees (the Plan). Washington Gas is self-insured for the majority of healthcare costs. Because the Plan provides prescription drug benefits equal to or greater than Medicare Part D coverage, Washington Gas qualified for a non-taxable subsidy from the federal government, which has had the effect of lowering other post retirement employee benefit expense (OPEB) and Washington Gas’ effective tax rate.

Since the year ended September 30, 2004, Washington Gas reflected the favorable tax benefit (“the Med D tax benefit”) of the non-taxable subsidy in its effective tax rate. The PPACA became law and eliminated future Med D tax benefits for Washington Gas’ tax years beginning after September 30, 2013. Washington Gas expects its future annual effective tax rate to increase over the pre-Healthcare reform rate by approximately 1%. Based on positions taken by the staff of the SCC of VA in Washington Gas’ rate case during the fiscal year ended September 30, 2011, we determined that it was not probable that the SCC of VA would permit recovery of the Med D tax benefit. Therefore, the Virginia portion of the regulatory asset related to the Med D benefit was charged to tax expense which resulted in an increase in the effective tax rate for the fiscal year ended September 30, 2011. On March 30, 2012, based on positions taken by the PSC of MD in Washington Gas’ rate case during the fiscal year ended September 30, 2012, we determined that it was not probable that the PSC of MD would permit recovery of the asset either. Therefore, the Maryland portion of the regulatory asset related to the Med D benefit was charged to tax expense resulting in an increase in the effective tax rate for the fiscal year ended September 30, 2012. In June of 2013, the District of Columbia approved a five year amortization of the regulatory asset relating to Med D, which should have a minimal impact to the effective tax rate over the period allowed.

On September 19, 2013, the IRS issued final regulations regarding the tax treatment of amounts paid to acquire, produce or improve tangible property. These regulations are effective for WGL Holdings and Washington Gas for tax years beginning October 1, 2014, however, we do not expect them to have a material impact on the financial statements.

The tables below provide the following for WGL Holdings and Washington Gas: (i) the components of income tax expense; (ii) a reconciliation between the statutory federal income tax rate and the effective income tax rate and (iii) the components of accumulated deferred income tax assets and liabilities at September 30, 2013 and 2012.

WGL Holdings, Inc.
Components of Income Tax Expense
	Years Ended September 30,
(In thousands)	2013	2012	2011
INCOME TAX EXPENSE
Current:
Federal	$41,425	$(13,188)	$18,531
State	11,258	(30)	10,899
Total current	52,683	(13,218)	29,430
Deferred:
Federal
Accelerated depreciation	33,394	45,506	37,924
Other	(31,173)	44,727	12,067
State
Accelerated depreciation	6,795	9,412	6,689
Other	(7,585)	8,054	2,014
Total deferred	1,431	107,699	58,694
Amortization of investment tax credits	(1,822)	(1,132)	(974)
Total income tax expense	$52,292	$93,349	$87,150

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

WGL Holdings, Inc.
Reconciliation Between the Statutory Federal Income Tax Rate and Effective Tax Rate
	Years Ended September 30,
($ In thousands)	2013		2012		2011
Income taxes at statutory federal income tax rate	$46,853	35.00%	$82,070	35.00%	$71,932	35.00%
Increase (decrease) in income taxes resulting from:
Accelerated depreciation less amount deferred	2,106	1.57	1,178	0.50	1,981	0.96
Amortization of investment tax credits	(1,822)	(1.36)	(1,132)	(0.48)	(974)	(0.47)
Cost of removal	(2,356)	(1.76)	(2,291)	(0.98)	(1,160)	(0.56)
State income taxes-net of federal benefit	7,448	5.56	12,068	5.15	10,631	5.17
Medicare Part D adjustment	-	-	2,827	1.21	4,714	2.29
Other items-net	63	0.05	(1,371)	(0.59)	26	0.02
Total income tax expense and effective tax rate	$52,292	39.06%	$93,349	39.81%	$87,150	42.41%

WGL Holdings, Inc.
Components of Deferred Income Tax Assets (Liabilities)
	September 30,
(In thousands)	2013		2012
ACCUMULATED DEFERRED INCOME TAXES	Current	Non-current	Current	Non-current
Deferred income tax assets:
Pensions	$-	$17,362	$-	$56,053
Other post-retirement benefits	-	18,510	-	46,814
Uncollectible accounts	8,127	-	7,891	-
Inventory overheads	6,431	-	7,104	-
Capital gains/losses-net	2	-	155	-
Valuation allowance	(2)	-	(155)	-
Employee compensation and benefits	5,876	37,301	5,355	26,145
Customer advances	-	197	-	198
Derivatives	-	7,872	-	-
Deferred gas costs	4,911	-	-	-
Other	816	4,161	810	1,172
Total assets	26,161	85,403	21,160	130,382
Deferred income tax liabilities:
Accelerated depreciation and other plant related items	-	596,754	-	545,006
Losses/gains on reacquired debt	-	1,567	-	1,758
Income taxes recoverable through future rates	-	112,222	-	194,149
Deferred gas costs	-	4,667	4,670	3,522
Derivatives	1,639	-	4,086	7,398
Total liabilities	1,639	715,210	8,756	751,833
Net accumulated deferred income tax assets (liabilities)	$24,522	$(629,807)	$12,404	$(621,451)

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

Washington Gas Light Company
Components of Income Tax Expense
	Years Ended September 30,
(In thousands)	2013	2012	2011
INCOME TAX EXPENSE
Current:
Federal	$40,492	$(13,155)	$9,415
State	7,515	(3,332)	7,162
Total current	48,007	(16,487)	16,577
Deferred:
Federal
Accelerated depreciation	34,518	45,661	37,363
Other	(35,982)	27,851	(3,216)
State
Accelerated depreciation	6,770	9,423	6,595
Other	(8,221)	6,197	(640)
Total deferred	(2,915)	89,132	40,102
Amortization of investment tax credits	(895)	(898)	(893)
Total income tax expense	$44,197	$71,747	$55,786

Washington Gas Light Company
Reconciliation Between the Statutory Federal Income Tax Rate and Effective Tax Rate
	Years Ended September 30,
($ In thousands)	2013		2012		2011
Income taxes at statutory federal income tax rate	$40,782	35.00%	$63,628	35.00%	$43,882	35.00%
Increase (decrease) in income taxes resulting from:
Accelerated depreciation less amount deferred	2,106	1.81	1,178	0.65	1,981	1.58
Amortization of investment tax credits	(895)	(0.77)	(898)	(0.49)	(893)	(0.71)
Cost of removal	(2,356)	(2.02)	(2,291)	(1.26)	(1,160)	(0.93)
State income taxes-net of federal benefit	5,487	4.71	8,916	4.90	6,390	5.10
Consolidated tax sharing allocation	(1,290)	(1.11)	(309)	(0.17)	15	0.01
Medicare Part D adjustment	-	-	2,827	1.56	4,714	3.76
Other items-net	363	0.31	(1,304)	(0.72)	857	0.68
Total income tax expense and effective tax rate	$44,197	37.93%	$71,747	39.47%	$55,786	44.49%

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

Washington Gas Light Company
Components of Deferred Income Tax Assets (Liabilities)
	Years Ended September 30,
(In thousands)	2013		2012
ACCUMULATED DEFERRED INCOME TAXES	Current	Non-current	Current	Non-current
Deferred income tax assets:
Pensions	$-	$16,768	$-	$55,289
Other post-retirement benefits	-	18,474	-	46,502
Uncollectible accounts	6,948	-	6,823	-
Inventory overheads	6,431	-	7,105	-
Employee compensation and benefits	5,756	27,125	5,205	25,613
Customer advances	-	197	-	197
Derivatives	2,138	7,872	-	-
Deferred gas costs	4,911	-	-	-
Other	816	2,039	810	-
Total assets	27,000	72,475	19,943	127,601
Deferred income tax liabilities:
Accelerated depreciation and other plant related items	-	565,996	-	527,633
Losses/gains on reacquired debt	-	1,567	-	1,758
Income taxes recoverable through future rates	-	111,698	-	193,076
Deferred gas costs	-	4,667	4,670	3,521
Derivatives	-	-	857	7,399
Other	-	-	-	152
Total liabilities	-	683,928	5,527	733,539
Net accumulated deferred income tax assets (liabilities)	$27,000	$(611,453)	$14,416	$(605,938)

In June 2013, we filed our tax return for the year ended September 30, 2012.

The following table summarizes the change in unrecognized tax benefits during fiscal year 2013 and our total unrecognized tax benefits at September 30, 2013 under the provisions of ASC Topic 740, Income Taxes:

Unrecognized Tax Benefits
(In thousands)
Total unrecognized tax benefits, October 1, 2012	$22,082
Increases in tax positions relating to current year	5,251
Decreases in tax positions relating to prior year	(2,282)
Total unrecognized tax benefits, September 30, 2013	$25,051

Unrecognized Tax Benefits
(In thousands)
Total unrecognized tax benefits, October 1, 2011	$20,699
Increases in tax positions relating to current year	3,396
Decreases in tax positions relating to prior year	(2,013)
Total unrecognized tax benefits, September 30, 2012	$22,082

During the year, the unrecognized tax benefits for WGL Holdings and Washington Gas increased by approximately $3.0 million relating to uncertain tax positions, primarily due to the change in tax accounting for repairs. If the amounts of unrecognized tax benefits are eventually realized, it would not materially impact the effective tax rate. It is reasonably possible that the amount of the unrecognized tax benefit with respect to some of WGL Holdings’ and Washington Gas’ uncertain tax positions will increase or decrease in the next 12 months. The IRS completed its audit of the tax years related to the change in accounting method for repairs without proposing any changes, however, they could re-examine this issue in the future.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

WGL Holdings and Washington Gas recognize any accrued interest associated with uncertain tax positions in interest expense and recognizes any accrued penalties associated with uncertain tax positions in other expenses in the statements of income. During the fiscal year ended September 30, 2013, expense for interest on uncertain tax positions was minimal. During the fiscal year ended September 30, 2012, we reversed $1.6 million of interest previously accrued based on the completion of the IRS audit relating to the repairs project. During the fiscal year ended September 30, 2011, we accrued $0.7 million in expense for interest on uncertain tax positions.

NOTE 10. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

Washington Gas maintains a qualified, trusteed, non-contributory defined benefit pension plan (qualified pension plan) covering most active and vested former employees of Washington Gas. The non-contributory defined benefit pension plan is closed to all employees hired on or after January 1, 2010. Employees hired on or after January 1, 2009 who are covered under collective bargaining agreements with the International Brotherhood of Teamsters Local 96 and the Office and Professional Employees International Union (“OPEIU”) Local 2 are not eligible to participate in the qualified pension plan. Employees hired on or after January 1, 2010 and covered under the collective bargaining agreement with the International Brotherhood of Electrical Workers Union (“IBEW”) Local 1900 are not eligible to participate in the qualified pension plan. Management employees hired on or after July 1, 2009 are not eligible to participate in the qualified pension plan. In addition, beginning January 1, 2010, 65 management employees elected to cease accruing additional benefits in the qualified pension plan. Their pension benefit is frozen based on the years of service accrued and salary as of December 31, 2009. However, their years of service continue to accrue for eligibility for early retirement.

Most executive officers of Washington Gas also participate in a non-funded defined benefit supplemental executive retirement plan (DB SERP), a non-qualified pension plan. A rabbi trust has been established for the potential future funding of the DB SERP liability. The DB SERP was closed to new entrants beginning January 1, 2010 and instead, executive officers are eligible to participate in a new non-funded defined contribution SERP (DC SERP). In addition, effective January 1, 2010, Washington Gas established a non-funded defined benefit restoration plan (DB restoration) for the purpose of providing supplemental pension and pension-related benefits to a select group of management employees.

Washington Gas provides certain healthcare and life insurance benefits for retired employees. Substantially all employees of Washington Gas may become eligible for such benefits if they attain retirement status while working for Washington Gas. Washington Gas accounts for these benefits under the provisions of ASC 715-60, Compensation-Retirement Benefits—Defined Benefit Plans-Other Postretirement. Washington Gas elected to amortize the accumulated post-retirement benefit obligation of $190.6 million existing at the October 1, 1993 adoption date of this standard, known as the transition obligation, over a twenty-year period ending in 2013.

Certain of our subsidiaries offer defined-contribution savings plans to all eligible employees. These plans allow participants to defer on a pre-tax or after-tax basis, a portion of their salaries for investment in various alternatives. We make matching contributions to the amounts contributed by employees in accordance with the specific plan provisions. Total matching contributions to the Washington Gas plan were $3.5 million, $3.4 million and $3.2 million during fiscal years 2013, 2012 and 2011, respectively. All employees not participating in the qualified pension plan receive an employer provided supplemental contribution ranging from 4% to 6% depending on years of service. Total supplemental contributions to the plan were $0.8 million and $0.6 million during fiscal years ended September 30, 2013 and 2012, respectively.

Total matching contributions to the WGEServices plan were $0.8 million, $0.4 million and $0.4 million during fiscal years 2013, 2012 and 2011, respectively.

Almost all costs associated with Washington Gas’ defined benefit post-retirement plans have historically been, and will continue to be, recovered through Washington Gas’ rates. Therefore, in accordance with ASC Topic 980 and ASC Topic 715, Washington Gas established a regulatory asset/liability for the substantial majority of the unrecognized costs/income associated with its defined benefit post-retirement plans. To the extent these amounts will not be recovered through Washington Gas’ rates, they are recorded directly to “Accumulated other comprehensive loss, net of taxes.”

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

Obligations and Assets

Washington Gas uses a measurement date of September 30 for its pension, and retiree healthcare and life insurance benefit plans. The following table provides certain information about Washington Gas’ post-retirement benefits:

Post-Retirement Benefits
			Health and Life
(In millions)	Pension Benefits		Benefits
Year Ended September 30,	2013	2012	2013	2012
Change in projected benefit obligation
Benefit obligation at beginning of year	$937.2	$787.0	$480.1	$502.0
Service cost	17.0	12.9	9.6	8.0
Interest cost	36.6	40.5	18.8	25.1
Actuarial loss (gain)	(110.0)	142.8	(62.3)	(36.1)
Retiree contributions	-	-	4.6	3.9
Benefits paid	(43.4)	(46.0)	(21.0)	(22.8)
Projected benefit obligation at end of year	$837.4	$937.2	$429.8	$480.1
Change in plan assets
Fair value of plan assets at beginning of year	$750.6	$600.0	$358.3	$296.5
Actual return on plan assets	38.6	117.1	19.9	57.7
Company contributions	1.8	82.0	18.0	24.2
Retiree contributions and Medicare Part D reimbursements	-	-	5.7	2.7
Expenses	(2.4)	(2.5)	-	-
Benefits paid	(43.4)	(46.0)	(21.0)	(22.8)
Fair value of plan assets at end of year	$745.2	$750.6	$380.9	$358.3
Funded status at end of year	$(92.2)	$(186.6)	$(48.9)	$(121.8)
Total amounts recognized on balance sheet
Current liability	$(3.5)	$(3.0)	$-	$-
Accrued benefit liability	(88.7)	(183.6)	(48.9)	(121.8)
Total recognized	$(92.2)	$(186.6)	$(48.9)	$(121.8)

The projected benefit obligation (PBO) and accumulated benefit obligation (ABO) for the qualified pension plan was $788.7 million and $737.2 million, respectively, as of September 30, 2013, and $888.4 million and $819.9 million, respectively, at September 30, 2012. The PBO and ABO for the non-funded DB SERP was $47.8 million and $43.9 million, respectively, as of September 30, 2013, and $48.0 million and $40.6 million, respectively, as of September 30, 2012. The PBO and ABO for the non-funded DB Restoration were $0.8 million and $0.5 million, respectively, as of September 30, 2013, and $0.7 million and $0.3 million, respectively, as of September 30, 2012. The DB SERP and DB Restoration, included in pension benefits in the table above, have no assets.

AMOUNTS RECOGNIZED IN REGULATORY ASSETS/LIABILITIES AND ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table provides amounts recorded to regulatory assets, regulatory liabilities and accumulated other comprehensive loss at September 30, 2013 and 2012:

Unrecognized Costs/Income Recorded on the Balance Sheet
(In millions)	Pension Benefits		Health and Life Benefits
September 30,	2013	2012	2013	2012
Unrecognized actuarial net loss	$171.1	$304.0	$55.3	$128.0
Unrecognized prior service cost (credit)	1.3	2.4	(22.4)	(26.4)
Unrecognized transition obligation	-	-	-	1.1
Total	$172.4	$306.4	$32.9	$102.7
Regulatory asset	$155.1	$289.6	$31.3	$99.2
Accumulated other comprehensive loss (pre-tax)(a)	17.3	16.8	1.6	3.5
Total	$172.4	$306.4	$32.9	$102.7

(a)The total amount of accumulated other comprehensive loss recorded on our balance sheets at September 30, 2013 and 2012 is net of an income tax benefit of $7.9 million and $8.8 million, respectively.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

The following table provides amounts that are included in regulatory assets/liabilities and accumulated other comprehensive loss associated with our unrecognized pension and other post-retirement benefit costs that were recognized as components of net periodic benefit cost during fiscal year 2013.

Amounts Recognized During Fiscal Year 2013

	Regulatory assets/liabilities		Accumulated other comprehensive loss

(In millions)	Pension Benefits	Health and Life Benefits	Pension Benefits	Health and Life Benefits
Actuarial net loss	$ 27.2	$ 8.9	$ 1.5	$ 0.3
Prior service cost (credit)	0.9	(3.8)	0.1	(0.1)
Transition obligation	-	0.8	-	0.2
Total	$ 28.1	$ 5.9	$ 1.6	$ 0.4

The following table provides amounts that are included in regulatory assets/liabilities and accumulated other comprehensive loss associated with our unrecognized pension and other post-retirement benefit costs that are expected to be recognized as components of net periodic benefit cost during fiscal year 2014.

Amounts to be Recognized During Fiscal Year 2014

	Regulatory assets/liabilities		Accumulated other comprehensive loss

(In millions)	Pension Benefits	Health and Life Benefits	Pension Benefits	Health and Life Benefits
Actuarial net loss	$ 15.5	$ (7.5)	$ 1.3	$ (0.3)
Prior service cost (credit)	0.2	3.2	0.1	0.1
Transition obligation	—	-	-	-
Total	$ 15.7	$ (4.3)	$ 1.4	$ (0.2)

The decrease in the actuarial net loss for pension benefits and health and life benefits to be recognized in fiscal year 2014 when compared to fiscal year 2013 is primarily due to an increase in the discount rate for our qualified pension and health and life plans.

Realized and unrealized gains and losses for assets under Washington Gas’ post-retirement benefit plans are spread over a period of five years. Each year, 20% of the prior five years’ asset gains and losses are recognized. The market-related value of assets is equal to the market value of assets less the following percentages of prior years’ realized and unrealized gains and losses on equities: 80% of the prior year, 60% of the second prior year, 40% of the third prior year and 20% of the fourth prior year.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

Net Periodic Benefit Cost

The components of the net periodic benefit costs (income) for fiscal years ended September 30, 2013, 2012 and 2011 related to pension and other postretirement benefits were as follows:

Components of Net Periodic Benefit Costs (Income)
(In millions)	Pension Benefits			Health and Life Benefits
Year Ended September 30,	2013	2012	2011	2013	2012	2011
Service cost	$17.0	$12.9	$12.1	$9.6	$8.0	$ 7.4
Interest cost	36.6	40.5	41.3	18.8	25.1	25.1
Expected return on plan assets	(41.9)	(43.5)	(44.6)	(18.3)	(18.8)	(18.5)
Recognized prior service cost	1.0	1.0	1.1	(3.9)	(3.9)	(3.9)
Recognized actuarial loss	28.7	16.1	14.7	9.2	13.3	11.2
Amortization of transition obligation	-	-	-	1.1	1.1	1.1
Net periodic benefit cost	41.4	27.0	24.6	16.5	24.8	22.4
Amount allocated to construction projects	(5.7)	(3.4)	(2.9)	(2.8)	(3.7)	(3.5)
Amount deferred as regulatory asset (liability)-net	(3.7)	(7.5)	(7.1)	2.4	1.5	2.1
Amount charged to expense	$32.0	$16.1	$14.6	$16.1	$22.6	$ 21.0

Amounts included in the line item “Amount deferred as regulatory asset/liability-net,” represent the difference between the cost of the applicable pension benefits and the health and life benefits and the amount that Washington Gas is permitted to recover in rates that it charges to customers in the District of Columbia. In June 2013 this mechanism was discontinued.

ASSUMPTIONS

The weighted average assumptions used to determine net periodic benefit obligations and net periodic benefit costs were as follows:

Benefit Obligations Assumptions

	Pension Benefits		Health and Life Benefits
September 30,	2013	2012	2013	2012
Discount rate(a)	4.50%-5.00%	4.00%	5.10%	4.00%
Rate of compensation increase	3.85%-5.15%	3.85%-5.15%	3.85%	3.85%

(a)The increase in the discount rate in fiscal year 2013 compared to prior years primarily reflects the increase in long-term interest rates.

Net Periodic Benefit Cost Assumptions

	Pension Benefits			Health and Life Benefits
Years Ended September 30,	2013	2012	2011	2013	2012	2011
Discount rate(a)	4.00%	5.30%	5.50%	4.00%	5.10%	5.75%
Expected long-term return on plan assets(b)	6.75%	7.50%	7.50%	6.75%	7.40%	7.50%
Rate of compensation increase(c)	3.85%-5.15%	3.85%-5.15%	3.25%	3.85%	3.85%-5.15%	3.25%

(a) The decrease in the discount rates over the last two fiscal years primarily reflects the decrease in long-term interest rates.

(b) For health and life benefits, the expected returns for certain funds may be lower due to certain portions of income that are subject to an assumed income tax rate of 41.5%.

(c) The changes in the rate of compensation reflects the best estimates of actual future compensation levels including consideration of general price levels, productivity, seniority, promotion, and other factors such as inflation rates.

Washington Gas determines the expected long-term rate of return on plan assets by averaging the expected earnings for the target asset portfolio. In developing the expected rate of return assumption, Washington Gas evaluates an analysis of historical actual performance and long-term return projections, which gives consideration to our asset mix and anticipated length of obligation of our plan.

Washington Gas assumed the healthcare cost trend rates related to the accumulated post-retirement benefit obligation for Medicare and non-Medicare eligible retirees to be 7.5% for both fiscal years 2013 and 2012. Washington Gas expects these rates to decrease gradually to 5.0% in 2018 and remain at those levels thereafter.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

Healthcare Trends
(In millions)	One Percentage-Point Increase	One Percentage-Point Decrease
Increase (decrease) total service and interest cost components	$6.1	$ (4.6)
Increase (decrease) post-retirement benefit obligation	$61.0	$ (50.2)

INVESTMENT POLICIES AND STRATEGIES

The investment objective of the qualified pension, healthcare, and life insurance benefit plans (“Plan” or “Plans”) is to allocate each Plan’s assets to appropriate investment asset classes (asset categories) so that the benefit obligations of each Plan are adequately funded, consistent with appropriate risk tolerance guidelines for the Plans’ and Washington Gas’ tolerance for risk.

In order to best achieve the investment objectives for each Plan, strategic allocation targets and ranges are established that control exposure to selected investment asset classes. Asset/liability modeling (ALM) is used to test the benefits and risks of several potential strategic asset allocation mixes. Simulated investment performance results based on assumptions about expected return, volatility, and correlation characteristics of the selected asset classes are tested for their effects on contributions, pension expense, PBO funded status, and downside Value at Risk metrics over a ten-year planning time horizon. Important outcomes from past ALM studies include decisions to increase fixed income exposure and to lengthen the duration of those fixed income assets. Both changes result in a better matching of each Plan’s assets and liabilities, and help reduce volatility of each Plan’s funded status. Implementation of these fixed income strategies occurred during fiscal year 2010 for the qualified pension plan and during fiscal year 2011 for the healthcare and life insurance benefit plans.

A pension plan ALM study that was completed during November 2011 resulted in a one-way dynamic asset allocation strategy that allows for the de-risking of the portfolio over time. Under this strategy, the target fixed income allocation percentage will increase by 5% for each 5% improvement in the plan’s funded ratio, as measured by an investment consultant. This strategy resulted in portfolio de-risking during October 2012 including increased fixed income exposure and reduced U.S. large-cap equity exposure.

For the qualified pension plan, the Washington Gas’ funding policy is to contribute an amount sufficient to satisfy the minimum annual funding requirements under the Pension Protection Act. Any contributions above the minimum annual funding requirements would be limited to amounts that are deductible under appropriate tax law. For the healthcare and life insurance benefit plans, Washington Gas’ funding policy is to contribute amounts that are collected from ratepayers.

Significant amounts of the various Plans’ assets are managed by the same financial institution. In addition, the Plans have a high exposure to U.S. based investments. There are no other significant risk concentrations related to investments in any entity, industry, country, commodity, or investment fund.

For the qualified pension plan trust, the target asset allocations as of September 30, 2013 are 32.5% U.S. Large-Cap Equities, 4.5% U.S. Small/Mid-Cap Equities, 8% International Equities, 5% Real Estate, and 50% Fixed Income and Cash.

For healthcare and life insurance benefits for retired employees, Washington Gas’ portion of the benefits is funded through two trusts: (i) the Washington Gas Light Company Postretirement Benefit Master Trust for Retired Previously Union-Eligible Employees and (ii) the Washington Gas Light Company Postretirement Benefit Master Trust for Retired Management Employees. The target asset allocations for the healthcare and life insurance benefit trust for retired union-eligible employees are 50% U.S. Large-Cap Equities and 50% Fixed Income and Cash for the union eligible trust and are 60% U.S. Large-Cap Equities and 40% Fixed Income and Cash for the management trust.

Actual asset balances are reviewed monthly, and are allowed to range within plus or minus 5% or less of the target allocations. Assets are generally rebalanced to target allocations before actual amounts fall below or rise above the allowable ranges.

Commingled funds make up the total portfolio of the healthcare and life insurance benefit trust for retired union-eligible employees. Commingled funds and separately managed portfolios are used for both the qualified pension plan and the healthcare and life insurance benefit trust for retired management employees.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

U.S. and international equity assets are diversified across sectors, industries, and investment styles. Fixed income assets are primarily diversified across U.S. government and investment grade corporate debt instruments, with some exposure to foreign sovereign debt and minor exposure to non-investment-grade securities. Real estate is diversified geographically across the U.S. by property type.

The qualified pension plan’s investment policy allows the use of futures, options, and other derivatives for purposes of reducing portfolio risk and as a low-cost option for gaining market exposure, but derivatives may not be used for leverage. The qualified pension plan’s investment policy prohibits investments in Washington Gas securities. The prohibition applies to separately managed portfolios but does not apply to any commingled fund investments.

The following tables present the fair value of the pension plan assets by asset category as of September 30, 2013 and 2012:

Pension Plan Assets
					% of
($ In millions)	Level 1	Level 2	Level 3	Total	Total
At September 30, 2013
Cash and cash equivalents	$0.9	$-	$-	$0.9	0.1%
Equity securities
U.S. Small Cap	31.5	-	-	31.5	4.2
Preferred Securities	-	0.1	-	0.1	-
Fixed income securities
U.S. Treasuries	-	124.5	-	124.5	16.7
U.S. Corporate Debt	-	93.6	-	93.6	12.6
U.S. Agency Obligations and Government Sponsored Entities	-	19.0	-	19.0	2.5
Asset-Backed Securities and Collateralized Mortgage Obligations	-	1.9	-	1.9	0.2
Municipalities	-	9.0	-	9.0	1.2
Non-U.S. Corporate Debt	-	18.4	-	18.4	2.5
Repurchase Agreements(a)	-	1.0	-	1.0	0.1
Other(b)	-	5.7	-	5.7	0.8
Mutual Funds(c)	-	93.2	-	93.2	12.5
Commingled Funds and Pooled Separate Accounts(d)	-	295.5	21.1	316.6	42.5
Private Equity/Limited Partnership(e)	-	33.3	-	33.3	4.5
Derivatives
Futures Contracts(f)		(0.3)	-	(0.3)	-
Total fair value of plan investments	$32.4	$694.9	$21.1	$748.4	100.4%
Receivable (payable)(g)				(3.2)	(0.4)
Total plan assets at fair value				$745.2	100.0%

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

Pension Plan Assets
					% of
($ In millions)	Level 1	Level 2	Level 3	Total	Total
At September 30, 2012
Cash and cash equivalents	$0.8	$-	$-	$0.8	0.1%
Equity securities
U.S. Small Cap	32.0	-	-	32.0	4.3
Preferred Securities	-	0.1	-	0.1	-
Fixed income securities
U.S. Treasuries	-	115.6	-	115.6	15.4
U.S. Corporate Debt	-	84.2	-	84.2	11.2
U.S. Agency Obligations and Government Sponsored Entities	-	20.1	-	20.1	2.7
Asset-Backed Securities and Collateralized Mortgage Obligations	-	1.9	-	1.9	0.2
Municipalities	-	9.4	-	9.4	1.2
Non-U.S. Corporate Debt	-	11.7	-	11.7	1.6
Repurchase Agreements(a)	-	19.1	-	19.1	2.5
Other(b)	-	8.1	-	8.1	1.1
Mutual Funds(c)	32.1	75.9	-	108.0	14.4
Commingled Funds and Pooled Separate Accounts(d)	-	345.9	18.7	364.6	48.6
Derivatives
Futures Contracts(f)	-	(0.3)	-	(0.3)	-
Total fair value of plan investments	$64.9	$691.7	$18.7	$775.3	103.3%
Receivable (payable)(g)				(24.7)	(3.3)
Total plan assets at fair value				$750.6	100.0%

(a)	This category includes Treasury Bills with a pre-commitment from the counterparty to repurchase the same securities on the next business day at an agreed-upon price.
(b)	This category primarily includes Yankee bonds and non-U.S. government bonds.
(c)

At September 30, 2013 and September 30, 2012, investments in mutual funds consisted primarily of 70% corporate debt in the banking and finance, industrials, and utilities sectors and 30% equity securities of non-U.S. companies located in the countries comprising the Morgan Stanley Capital International EAFE Index, plus Canada.

(d)

At September 30, 2013, investments in commingled funds and pooled separate accounts consisted primarily of 67% common stock of large-cap U.S. companies; 12% income producing properties located in the United States; 20% equity securities of non-U.S. companies; and 1% short-term money market investments. At September 30, 2012, investments in commingled funds and pooled separate accounts consisted primarily of 71% common stock of large-cap U.S. companies; 11% short-term money market investments; 8% equity securities of non-U.S. companies; and 10% income producing properties located in the United States.

(e)	At September 30, 2013, investments in private equity/limited partnership consisted of common stock of international companies.
(f)	This category includes long-term U.S. Treasury interest rate futures contracts.
(g)	This payable represents a pending trade for investment purchases.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

Healthcare and Life Insurance Plan Assets

					% of
($ In millions)	Level 1	Level 2	Level 3	Total	Total

At September 30, 2013

Cash and Cash Equivalents	$0.6	$-	$-	$0.6	0.2%
Fixed Income Securities
U.S Agency Obligations	-	1.7	-	1.7	0.4
U.S. Treasuries	-	23.6	-	23.6	6.2
U.S. Corporate Debt	-	28.7	-	28.7	7.5
Municipalities	-	4.1	-	4.1	1.1
Non-U.S. Corporate Debt(a)	-	4.6	-	4.6	1.2
Others	-	5.3	-	5.3	1.4
Commingled Funds(b)	-	311.2	-	311.2	81.7

Total fair value of plan investments	$0.6	$379.2	$-	$379.8	99.7%

Receivable (payable)				1.1	0.3

Total plan assets at fair value				$380.9	100.0%

At September 30, 2012

Cash and Cash Equivalents	$0.3	$-	$-	$0.3	0.1%
Fixed Income Securities
U.S Agency Obligations	-	4.6	-	4.6	1.3%
U.S. Treasuries	-	61.1	-	61.1	17.1
U.S. Corporate Debt	-	60.7	-	60.7	17.0
Municipalities	-	9.6	-	9.6	2.7
Non-U.S. Corporate Debt	-	10.5	-	10.5	2.9
Others	-	9.1	-	9.1	2.6
Commingled Funds(b)	-	200.9	-	200.9	56.3

Total fair value of plan investments	$0.3	$356.5	$-	$356.8	100.0%

Receivable (payable)				1.5	-

Total plan assets at fair value				$358.3	100.0%

(a)	This category primarily includes Yankee bonds and non-U.S. government bonds.
(b)	Investments in commingled funds consisted primarily of 66% common stock of large-cap U.S. companies and 34% U.S. agency obligations and government sponsored entities.

Valuation Methods

Equity securities are traded on a securities exchange and are valued at the closing quoted market price as of the balance sheet date.

Mutual funds are valued at the quoted net asset value (NAV) per share, which is computed as of the close of business on the balance sheet date. Mutual funds with a publicly quoted NAV per share are classified as Level 1; mutual funds with a NAV per share that is not made publicly available are classified as Level 2. Real Estate Investment Funds which have redemption restrictions are classified as Level 3.

Commingled funds and pooled separate accounts are valued at the quoted NAV per unit, computed as of the close of business on the balance sheet date.

Private Equity/Limited Partnership funds are valued at the quoted NAV, which is computed monthly and allocated based on the ownership interest in partners’ capital.

Fixed income securities are valued using pricing models that consider various observable inputs such as benchmark yields, reported trades, broker quotes and issuer spreads to determine fair value.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

The Plans may engage in repurchase transactions. Generally, in accordance with the terms of a repurchase agreement, the Plans take possession of Treasury Bills in exchange for cash and the counterparty is obligated to repurchase, and the Plan to resell, the same securities at an agreed-upon price and time. The repurchase agreements have a one-day maturity and a fair value equal to the Plan’s cash outlay at the time the agreement is executed.

The following table summarizes the changes in the fair value of the Level 3 assets for the fiscal years ended 2013 and 2012:

(In millions)
Years Ended September 30,	2013	2012
Balance, beginning of year	$18.7	$16.8
Actual return on plan assets:
Assets still held at year end	2.4	1.9
Balance, end of year	$21.1	$18.7

Benefit Contribution

During fiscal year 2013, Washington Gas did not contribute to its qualified pension but did contribute $1.8 million to its non-funded DB SERP plan. During fiscal year 2014, Washington Gas does not expect to make a contribution to its qualified pension plan and expects to make a payment of $3.5 million to its non-funded DB SERP. During fiscal year 2013, Washington Gas contributed $18.0 million to its health and life insurance benefit plans. Washington Gas expects to contribute $10.0 million to its health and life insurance benefit plans during fiscal year 2014.

Expected Benefit Payments

Expected benefit payments, including benefits attributable to estimated future employee service, which are expected to be paid over the next ten years are as follows:

Expected Benefit Payments
(In millions)	Pension Benefits	Health and Life Benefits
2014	$48.4	$ 18.7
2015	49.6	19.7
2016	50.4	20.8
2017	51.9	21.8
2018	53.0	22.7
2019—2023	281.8	121.3

MEDICARE SUBSIDY RECEIPTS

As a sponsor of a retiree health care benefit plan that is at least actuarially equivalent to Medicare (Medicare Part D), Washington Gas is eligible to receive a federal subsidy under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. All amounts received related to this subsidy are contributed by Washington Gas to its retiree healthcare plan. Washington Gas does not expect to receive amounts attributable to the Medicare subsidy in 2014 and going forward.

REGULATORY MATTERS

A significant portion of the estimated pension and post-retirement medical and life insurance benefits apply to our regulated activities. Each regulatory commission having jurisdiction over Washington Gas requires it to fund amounts reflected in rates for post-retirement medical and life insurance benefits into irrevocable trusts.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

District of Columbia Jurisdiction

Washington Gas recovers all costs allocable to the District of Columbia associated with its qualified pension plan and other post-retirement medical and life insurance benefits. Expenses of the SERP allocable to the District of Columbia are not recovered through rates. The PSC of DC granted the recovery of post-retirement medical and life insurance benefit costs determined in accordance with GAAP through a five-year phase-in plan that ended September 30, 1998. Washington Gas deferred the difference generated during the phase-in period as a regulatory asset. Effective October 1, 1998, the PSC of DC granted Washington Gas full recovery of costs determined under GAAP, plus a fifteen-year amortization of the regulatory asset established during the phase-in period.

Virginia Jurisdiction

On September 28, 1995, the SCC of VA issued a generic order that allowed Washington Gas to recover most costs determined under GAAP for post-retirement medical and life insurance benefits in rates over twenty years. The SCC of VA, however, set a forty-year recovery period of the transition obligation. As prescribed by GAAP, Washington Gas amortizes these costs over a twenty-year period. With the exception of the transition obligation, the SCC of VA has approved a level of rates sufficient to recover annual costs for all pension and other post-retirement medical and life insurance benefit costs determined under GAAP.

Maryland Jurisdiction

The PSC of MD has not rendered a decision that specifically addresses recovery of post-retirement medical and life insurance benefit costs determined in accordance with GAAP. In Washington Gas’ pending base rate case the Public Utility Law Judge issued a proposed order recommending that 50% of the expenses of the SERP allocable to Maryland not be recovered through rates. A final decision by the PSC of MD is expected on November 22, 2013. However, the PSC of MD has approved a level of rates sufficient to recover all other costs and pension costs as determined under GAAP.

NOTE 11. STOCK-BASED COMPENSATION

STOCK-BASED COMPENSATION FOR KEY EMPLOYEES

We have stock-based awards outstanding in the form of stock options, performance shares and performance units. We have issued stock options and performance shares under our shareholder-approved 1999 Incentive Compensation Plan, as amended and restated (1999 Plan). The 1999 Plan allows WGL Holdings to issue up to 2,000,000 shares of common stock to persons, including officers and key employees, designated by the Human Resources Committee of the Board of Directors. Effective March 1, 2007, WGL Holdings adopted a shareholder-approved Omnibus Incentive Compensation Plan (Omnibus Plan). The Omnibus Plan was adopted to replace, on a prospective basis, the 1999 Plan. The Omnibus Plan provides similar benefits as provided under the 1999 Plan. Stock options, stock appreciation rights, restricted stock, deferred stock, stock granted as a bonus in lieu of other awards, dividend equivalents, other stock-based awards and cash awards may be granted under the Omnibus Plan. The Omnibus Plan allows WGL Holdings to issue up to 1,700,000 shares of common stock, subject to adjustment as provided by the plan, to persons including officers and key employees, designated by the Human Resources Committee of the Board of Directors. Refer to Note 6—Common Stock—WGL Holdings for amounts remaining to be issued under these plans.

During the fiscal year ended September 30, 2013, we granted performance shares and performance units under the Omnibus Plan; however, we did not issue any stock options. We have not issued stock options since October 2006. As of September 30, 2013, there are prior years’ stock option grants outstanding for which the exercise price is equal to the market value of our common stock on the date of the grant.

For both performance shares and performance units, we impose performance goals based on certain market conditions, which if unattained, may result in no performance shares or units being earned for the applicable performance period. These performance awards generally vest over three years from the date of grant. The actual number of performance shares and units that may be earned varies based on the total shareholder return of WGL Holdings relative to a selected peer group of companies over the three year performance period. Performance shares earned will be paid in shares of common stock of WGL Holdings. Performance units earned pursuant to terms of the grant will be paid in cash and are valued at $1.00 per performance unit. Our stock options generally have a vesting period of three years and expire ten years from the date of the grant. Performance units, performance shares and stock option awards provide for accelerated vesting upon a change in control of WGL Holdings. Additionally, stock options provide for accelerated vesting upon retirement, death or disability of the recipient. We generally issue new shares of common stock to provide for redemption of performance shares and stock options; however, we may, from time to time, repurchase shares of our common stock on the open market in order to meet these requirements. Both performance shares and stock options are accounted for as equity awards, and performance units are accounted for as liability awards as they are settled in cash.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

For the years ended September 30, 2013, 2012 and 2011, we recognized stock-based compensation expense of $6.5 million, $3.6 million and $4.4 million, net of related income tax benefits of $2.6 million, $1.4 million and $1.8 million, respectively.

As of September 30, 2013, total unrecognized compensation expense related to stock-based awards granted was $8.1 million. Performance shares and performance units comprised $3.8 million and $4.3 million of total unrecognized compensation expense, respectively. The total unrecognized compensation expense is expected to be recognized over a weighted average period of 1.7 years for performance shares and performance units.

Performance Shares

The following table summarizes information regarding performance share activity during the fiscal year ended September 30, 2013.

Performance Share Activity
	Year Ended September 30, 2013
	Number of Shares(a)	Weighted Average Grant- Date Fair Value
Non-vested and outstanding, beginning of year	272,172	$ 38.20
Granted	109,665	39.73
Vested	-	-
Cancelled/forfeited	(85,864)	34.37
Non-vested and outstanding, end of year	295,973	$ 39.88

(a)The number of common shares issued related to performance shares may range from zero to 200 percent of the number of shares shown in the table above based on our achievement of performance goals for total shareholder return relative to a selected peer group of companies.

There were no performance shares vested during the year ended September 30, 2013. The total intrinsic value of performance shares vested during the years ended 2012 and 2011 was $3.3 million and $4.6 million, respectively.

We measure compensation expense related to performance shares based on the fair value of these awards at their date of grant. Compensation expense for performance shares is recognized for awards that ultimately vest and is not adjusted based on the actual achievement of performance goals. We estimated the fair value of performance shares on the date of grant using a Monte Carlo simulation model and the following assumptions:

Fair Value Assumptions
Years Ended September 30,	2013	2012	2011
Expected stock-price volatility	19.40%	27.80%	29.00%
Dividend yield	3.98%	3.97%	4.00%
Weighted average grant-date fair value	$39.73	$38.99	$41.14

Expected stock-price volatility is based on the daily historical volatility of our common shares for the past three fiscal years. The dividend yield represents our annualized dividend yield on the closing market price of our common stock at the date of the grant.

Performance Units

Our performance units are liability awards as they settle in cash; therefore, we measure and record compensation expense for these awards based on their fair value at the end of each period until their vesting date. Consequently, fluctuations in earnings may result that do not occur under the accounting requirements for both our stock options and performance shares.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

The following table summarizes information regarding performance unit activity during the fiscal year ended September 30, 2013.

Performance Unit Activity
Year Ended September 30, 2013
Number of Units
Non-vested and outstanding, beginning of year	10,034,413
Granted	4,413,992
Cancelled/forfeited	(2,865,849)
Non-vested and outstanding, end of year	11,582,556

The total fair value of performance units outstanding at September 30, 2013 for the units expected to vest was $3.2 million. As of September 30, 2013, 2012 and 2011, we recorded a liability of $4.9 million, $2.1 million and $4.7 million, respectively, related to our performance units. The current and non-current portion of this liability is recorded in “Current Liabilities—other” and “Deferred Credits—other”, respectively. During fiscal year September 30, 2013, we did not make any cash payments to settle performance unit awards. During the fiscal years ended September 30, 2012 and 2011, we paid $2.8 million and $4.2 million in cash to settle performance unit awards, respectively.

We estimated the fair value of performance units using a Monte Carlo simulation model. The following table provides the year-end assumptions used to value our performance units:

Fair Value Assumptions
	September 30, 2013
	10/1/2012 Grant	10/1/2011 Grant
Expected stock-price volatility	17.8%	16.7%

Expected stock-price volatility is based on the daily historical volatility of our common shares for a period equal to the remaining term of the performance units.

Stock Options

The following table summarizes information regarding stock option activity during the fiscal year ended September 30, 2013.

Stock Option Activity

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at September 30, 2012	26,372	$31.34	4.01	$235
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled/forfeited	-	-	-	-
Outstanding at September 30, 2013	26,372	$31.34	4.01	$235
Exercisable at September 30, 2013	26,372	$31.34	4.01	$235

There were no stock options exercised during the year ended September 30, 2013 and no related tax benefits realized. We received $0.8 million and $4.1 million from the exercise of stock options during the years ended September 30, 2012 and 2011, respectively. The related tax benefits realized for the fiscal years ended September 30, 2012 and 2011 were $0.1 million and $0.4 million, respectively.

We measure compensation expense related to stock options based on the fair value of these awards at their date of grant. Compensation expense for stock options is recognized for awards that ultimately vest. We estimated the fair value of stock options on the date of the grant using the Black-Scholes option-pricing model.

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

STOCK GRANTS TO DIRECTORS

Non-employee directors receive a portion of their annual retainer fee in the form of common stock through the Directors’ Stock Compensation Plan. Up to 270,000 shares of common stock may be awarded under the plan. Shares granted to directors were approximately 16,600, 11,900 and 14,800 for the fiscal years ended September 30, 2013, 2012 and 2011, respectively. For those years, the weighted average fair value of the stock on the grant dates was $40.46, $44.30, and $36.74, respectively. Shares awarded to the participants; (i) vest immediately and cannot be forfeited; (ii) may be sold or transferred and (iii) have voting and dividend rights. For the year ended September 30, 2013, WGL Holdings recognized stock-based compensation expense related to stock grants of $0.7 million, net of a related income tax benefit of $0.3 million. For each of the years ended September 30, 2012 and 2011, WGL Holdings recognized stock-based compensation expense related to these stock grants of $0.5 million, net of related income tax benefits of $0.2 million.

NOTE 12. ENVIRONMENTAL MATTERS

We are subject to federal, state and local laws and regulations related to environmental matters. These laws and regulations may require expenditures over a long time frame to control environmental effects. Almost all of the environmental liabilities we have recorded are for costs expected to be incurred to remediate sites where we or a predecessor affiliate operated MGPs. Estimates of liabilities for environmental response costs are difficult to determine with precision because of the various factors that can affect their ultimate level. These factors include, but are not limited to, the following:

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

Washington Gas has identified up to ten sites where it or its predecessors may have operated MGPs. Washington Gas last used any such plant in 1984. In connection with these operations, we are aware that coal tar and certain other by-products of the gas manufacturing process are present at or near some former sites, and may be present at others. Based on the information available to us, we have concluded that none of the sites are likely to present an unacceptable risk to human health or the environment, and either the appropriate remediation is being undertaken, or Washington Gas believes no remediation is necessary.

At September 30, 2013 and 2012, Washington Gas recorded a liability of $8.5 million and $8.4 million, respectively, on an undiscounted basis related to future environmental response costs, which included the estimated costs for the ten MGP sites. These estimates principally include the minimum liabilities associated with a range of environmental response costs expected to be incurred at the sites identified. At September 30, 2013 and 2012, Washington Gas estimated the maximum liability associated with all of its sites to be approximately $20.5 million and $17.3 million, respectively. The estimates were determined by Washington Gas’ environmental experts, based on experience in remediating MGP sites and advice from legal counsel and environmental consultants. The variation between the recorded and estimated maximum liability primarily results from differences in the number of years that will be required to perform environmental response processes at each site and the extent of remediation that may be required.

Regulatory orders issued by the PSC of MD allow Washington Gas to recover the costs associated with the sites applicable to Maryland over the period ending in 2025. Rate orders issued by the PSC of DC allow Washington Gas a three-year recovery of prudently incurred environmental response costs, and allow Washington Gas to defer additional costs incurred between rate cases. Regulatory orders from the SCC of VA have generally allowed the recovery of prudent environmental remediation costs to the extent they were included in the underlying financial data supporting an application for rate change.

At September 30, 2013 and 2012, Washington Gas reported a regulatory asset of $0.6 million and $4.4 million, respectively, for the portion of environmental response costs that are expected to be recoverable in future rates.

We do not expect that the ultimate impact of these matters will have a material effect on our financial position, cash flows, capital expenditures, earnings or competitive position.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

NOTE 13. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

Minimum future rental payments under operating leases over the next five years and thereafter are as follows:

Minimum Payments Under Operating Leases
(In millions)
2014	$5.7
2015	5.8
2016	4.9
2017	4.0
2018	3.6
Thereafter	1.8
Total	$25.8

Rent expense totaled $5.6 million, $5.2 million and $5.0 million in fiscal years ended September 30, 2013, 2012 and 2011, respectively.

REGULATED UTILITY OPERATIONS

Natural Gas Contracts—Minimum Commitments

At September 30, 2013, Washington Gas had service agreements with four pipeline companies that provide direct service for firm transportation and/or storage services. These agreements, which have expiration dates ranging from fiscal years 2014 to 2029, require Washington Gas to pay fixed charges each month. Additionally, Washington Gas had agreements for other pipeline and peaking services with expiration dates ranging from 2014 to 2027. These agreements were entered into based on current estimates of growth of the Washington Gas system, together with other factors, such as current expectations of the timing and extent of unbundling initiatives in the Washington Gas service territory.

The following table summarizes the minimum contractual payments that Washington Gas will make under its pipeline transportation, storage and peaking contracts during the next five fiscal years and thereafter.

Washington Gas Contract Minimums
(In millions)	Pipeline Contracts
2014	$ 187.9
2015	197.1
2016	226.9
2017	220.8
2018	213.1
Thereafter	1,383.1
Total	$ 2,428.9

Not included in the table above are short-term minimum commitments of $94.8 million to purchase natural gas in fiscal year 2014 at prices based on market conditions at the time the natural gas is purchased. These commitments relate to purchases of natural gas to serve utility customers. Additionally, excluded from the table above are purchases under our asset optimization program totaling 1,186.5 million therms from 2014-2028, which are partially offset by matching sales contracts of 96.9 million therms over that same period. Contracts under our asset optimization program are accounted for as derivatives (refer to Note 1—Accounting Policies for a description of our asset optimization program and Note 14—Derivative and Weather-Related Instruments for a discussion of our derivative instruments).

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

When a customer selects a third party marketer to provide supply, Washington Gas generally assigns pipeline and storage capacity to unregulated third party marketers to deliver gas to Washington Gas’ city gate. In order to provide the gas commodity to customers who do not select an unregulated third party marketer, Washington Gas has a commodity acquisition plan to acquire the natural gas supply to serve the customers.

Currently, Washington Gas recovers its cost of gas to serve its customers through the purchased gas cost recovery mechanisms included in its retail rate schedules in each of its jurisdictions. However, the timing and extent of Washington Gas’ initiatives or regulatory requirements to separate the purchase and sale of natural gas from the delivery of gas could cause its gas supply commitments to exceed its continued sales obligations.

Washington Gas has rate provisions in each of its jurisdictions that would allow it to continue to recover these commitments in rates. Washington Gas also actively manages its supply portfolio to ensure its sales and supply obligations remain balanced. This reduces the likelihood that the contracted supply commitments would exceed supply obligations. However, to the extent Washington Gas were to determine that changes in regulation would cause it to discontinue recovery of these costs in rates, Washington Gas would be required to charge these costs to expense without any corresponding revenue recovery. If this occurred, depending upon the timing of the occurrence, the related impact on our financial position, results of operations and cash flows would likely be significant.

Regulatory Contingencies

Certain legal and administrative proceedings incidental to our business, including regulatory contingencies, involve WGL Holdings and/or its subsidiaries. In our opinion, we have recorded an adequate provision for probable losses or refunds to customers for regulatory contingencies related to these proceedings.

Maryland Jurisdiction

Maryland Base Rate Case.    On April 26, 2013, Washington Gas filed a request with the PSC of MD for a $30.8 million annual increase in revenues. The $30.8 million revenue increase requested in this application includes a proposed overall rate of return of 8.70% and a return on common equity of 10.70%. On May 31, 2013, Washington Gas revised the requested increase in revenues to $28.3 million. Among the proposals by Washington Gas are adjustments to amortize the effects of the change in the tax treatment of Medicare Part D and to amortize the costs to initiate the outsourcing agreement with Accenture LLP. These two items are also pending appeal of the last rate case decision.

On October 10, 2013, the Public Utility Law Judge issued a Proposed Order recommending an $8.8 million increase in annual revenues based on an overall rate of return of 7.54% and a return on common equity of 9.25%. In addition, the Proposed Order recommended that Washington Gas be allowed to amortize the costs related to the change in tax treatment related to Medicare Part D and disallowed recovery of the costs to initiate the outsourcing agreement with Accenture LLP. The proposed order recommended the Washington Gas be allowed to recover the costs incurred related to the proposed Chillum liquefied natural gas facility, but did not recommend the unamortized balance be included in rate base. On October 24, 2013, the Washington Gas and other parties to the case filed appeal memoranda on the proposed order. Washington Gas requested the PSC of MD accept Washington Gas’ proposed capital structure and approve a rate of return on equity of no less than 9.60%. Washington Gas also requested the PSC of MD approve the amortization the costs to achieve related to the outsourcing, to correct mathematical problems and clarify other issues in the case. On November 4, 2013 Washington Gas and other parties filed reply memoranda on appeal. A final order from the PSC of MD on Washington Gas’ application is expected by November 22, 2013.

Virginia Jurisdiction

Affiliate Transactions.    On June 16, 2011, Washington Gas submitted an application to the SCC of VA requesting approval of three affiliate transactions with WGL Midstream: (i) the transfer to WGL Midstream of the remainder of the term of two agreements for natural gas storage service at the Washington Storage Service (“WSS”) and Eminence Storage Service (“ESS”) storage fields; (ii) the sale to WGL Midstream of any storage gas balances associated with the WSS and ESS agreements and (iii) the assignment to WGL Midstream of Washington Gas’ rights to buy base gas in the WSS storage field. Washington Gas proposed to make these affiliate transactions by September 30, 2011, coincident with the expiration of its PBR plan approved by the SCC of VA in a separate proceeding. On September 14, 2011, the SCC of VA issued an order

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

denying Washington Gas’ application to transfer Washington Gas’ contracts for certain storage capacity resources to its affiliate, WGL Midstream. On October 4, 2011, Washington Gas filed a petition for reconsideration on this proceeding. On October 5, 2011, the SCC of VA granted Washington Gas’ request that the matter be reconsidered.

On August 30, 2013, Staff filed its response to the Company’s petition. Staff argued that the transaction at debate in this proceeding is appropriately regulated by the Commission. On September 27, 2013, the Company filed its response to Staff’s argument. The Senior Hearing Examiner’s findings, issued in his October 31, 2013 report, was that the proposed transfer is not preempted by FERC and is subject to Commission jurisdiction under the Affiliates Act.

NON-UTILITY OPERATIONS

WGEServices enters into contracts to purchase natural gas and electricity designed to match the duration of its sales commitments, and to effectively lock in a margin on estimated sales over the terms of existing sales contracts. As listed below, natural gas purchase commitments are based on existing fixed-price purchase contracts using city gate equivalent deliveries, the majority of which are for fixed volumes. Also listed below are electricity purchase commitments that are based on existing fixed-price purchase commitments, all of which are for fixed volumes.

The following table summarizes the contractual obligations and minimum commitments of WGL Midstream and WGEServices for both natural gas and electricity for the next five years and thereafter:

Contract Minimums
	WGEServices			WGL Midstream
(In millions)	Gas Purchase Commitments(a)	Pipeline Contracts	Electric Purchase Commitments(b)	Gas Purchase Commitments	Pipeline Contracts	Total
2014	$162.7	$2.5	$391.5	$16.2	$17.0	$589.9
2015	66.5	0.6	180.9	5.6	13.0	266.6
2016	19.7	0.6	48.5	2.4	17.7	88.9
2017	2.4	0.6	2.6	28.1	16.2	49.9
2018	-	0.6	0.2	29.0	14.9	44.7
Thereafter	-	1.8	-	397.5	121.3	520.6
Total	$251.3	$6.7	$623.7	$478.8	$200.1	$1,560.6

(a)Represents fixed price commitments with city gate equivalent deliveries.

(b)Includes $7.2 million of commitments related to renewable energy credits.

Construction Project Financing

To fund certain of its construction projects, Washington Gas enters into financing arrangements with third party lenders. As part of these financing arrangements, Washington Gas’ customers agree to make principal and interest payments over a period of time, typically beginning after the projects are completed. Washington Gas assigns these customer payment streams to the lender. As the lender funds the construction project, Washington Gas establishes a receivable representing its customers’ obligations to remit principal and interest and a long-term payable to the lender. When these projects are formally “accepted” by the customer as completed, Washington Gas transfers the ownership of the receivable to the lender and removes both the receivable and the long-term financing from its financial statements. As of September 30, 2013 and 2012, work on these construction projects that was not completed or accepted by customers was valued at $6.7 million and $6.2 million, respectively, that are recorded on the balance sheet as a receivable in “Deferred Charges and Other Assets—Other” with the corresponding long-term obligation to the lender in “Long-term debt.” At any time before these contracts are accepted by the customer, should there be a contract default, such as, among other things, a delay in completing the project, the lender may call on Washington Gas to fund the unpaid principal in exchange for which Washington Gas would receive the right to the stream of payments from the customer. Construction projects are financed primarily for government agencies, which Washington Gas considers to have minimal credit risk. Based on this assessment and previous collection experience, Washington Gas did not record a corresponding reserve for bad debts related to these receivables at September 30, 2013 or September 30, 2012.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

Financial Guarantees

WGL Holdings has guaranteed payments primarily for certain purchases of natural gas and electricity on behalf of WGEServices and for certain purchase commitments on behalf of WGL Midstream. At September 30, 2013, these guarantees totaled $305.4 million and $193.2 million for WGEServices and WGL Midstream, respectively. The amount of such guarantees is periodically adjusted to reflect changes in the level of financial exposure related to these purchase commitments. We also receive financial guarantees or other collateral from counterparties when required by our credit policy (refer to the section entitled “Credit Risk” for a further discussion of our credit policy). WGL Holdings also issued guarantees totaling $7.8 million at September 30, 2013 on behalf of certain of our non-utility subsidiaries and unconsolidated investments associated with their banking transactions. Of the total guarantees of $506.4 million, $6.0 million expired in October 2013. The remaining guarantees do not have specific maturity dates. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations created under the guarantees prior to the effective date of the cancellation.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

NOTE 14. DERIVATIVE AND WEATHER-RELATED INSTRUMENTS

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

All physically and financially settled contracts under our asset optimization program are reported on a net basis in the statements of income in “Utility cost of gas”. Total net margins recorded to “Utility cost of gas” after sharing and management fees associated with all asset optimization transactions for the fiscal year ended September 30, 2013 was a loss of $33.2 million including an unrealized loss of $45.4 million. During the fiscal year ended September 30, 2012 we recorded a gain of $28.3 million including an unrealized gain of $15.9 million. During the fiscal year ended September 30, 2011 we recorded a gain of $1.9 million including an unrealized derivative loss of $13.2 million.

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

Non-Utility Operations

WGEServices enters into certain derivative contracts as part of managing the price risk associated with the sale and purchase of natural gas and electricity. WGL Midstream enters into derivative contracts for the purpose of optimizing its storage and transportation capacity as well as managing the transportation and storage assets on behalf of third parties. Washington Gas Resources has warrants to purchase stock from ASD Holdings, Inc., that are accounted for as derivative instruments. Derivative instruments are recorded at fair value on our consolidated balance sheets. WGEServices, WGL Midstream and Washington Gas Resources do not designate these derivatives as hedges under ASC Topic 815; therefore, changes in the fair value of these derivative instruments are reflected in the earnings of our non-utility operations and may cause significant period-to-period volatility in earnings.

Consolidated Operations

Reflected in the tables below is information for WGL Holdings as well as Washington Gas. The information for WGL Holdings includes derivative instruments for both utility and non-utility operations.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

At September 30, 2013 and 2012, respectively, the absolute notional amounts of our derivatives are as follows:

Absolute Notional Amounts
of Open Positions on Derivative Instruments
September 30, 2013	Notional Amounts
Derivative transactions	WGL Holdings	Washington Gas
Natural Gas (In millions of therms)
Asset Optimization	13,289.6	11,115.8
Retail sales	98.9	-
Other risk-management activities	1,803.6	1,455.7
Electricity (In millions of kWhs)
Retail sales	4,790.2	-
Other risk-management activities	17,647.9	-
Warrants (In millions of shares)	4.6	-
Interest Rate Swaps (In millions of dollars)(a)	75.0	75.0
(a) The fair value of our interest rate swaps was minimal at 9/30/13.
Absolute Notional Amounts
of Open Positions on Derivative Instruments
September 30, 2012	Notional Amounts
Derivative transactions	WGL Holdings	Washington Gas
Natural Gas (In millions of therms)
Asset Optimization	4,798.5	3,039.1
Retail sales	126.1	-
Other risk-management activities	537.1	206.5
Electricity (In millions of kWhs)
Retail sales	5,080.5	-
Other risk-management activities	16,898.0	-
Warrants (In millions of shares)	4.4	-

As of September 30, 2013, the increase in volume of asset optimization related derivatives is primarily the result of new long-term gas purchase contracts for Washington Gas and WGL Midstream.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

The following tables present the balance sheet classification for all derivative instruments as of September 30, 2013 and 2012.

WGL Holdings, Inc.
Balance Sheet Classification of Derivative Instruments

(In millions)

As of September 30, 2013	Derivative Assets	Derivative Liabilities	Netting of Collateral	Total

Current Assets—Derivatives	$57.3	$(19.3)	$(2.7)	$35.3
Deferred Charges and Other Assets—Derivatives	57.4	(31.1)	-	26.3
Accounts payable and other accrued liabilities	1.5	-	-	1.5
Current Liabilities—Derivatives	4.1	(53.4)	0.9	(48.4)
Deferred Credits—Derivatives	-	(144.0)	2.7	(141.3)

Total	$120.3	$(247.8)	$0.9	$(126.6)

As of September 30, 2012

Current Assets—Derivatives	$80.4	$(36.1)	$(1.1)	$43.2
Deferred Charges and Other Assets—Derivatives	103.9	(42.1)	-	61.8
Accounts payable and other accrued liabilities	(0.2)	-	-	(0.2)
Current Liabilities—Derivatives	4.3	(40.8)	-	(36.5)
Deferred Credits—Derivatives	2.8	(18.6)	2.6	(13.2)

Total	$191.2	$(137.6)	$1.5	$55.1

Washington Gas Light Company
Balance Sheet Classification of Derivative Instruments

(In millions)

As of September 30, 2013	Derivative Assets	Derivative Liabilities	Netting of Collateral	Total

Current Assets—Derivatives	$19.3	$(12.3)	$(2.7)	$4.3
Deferred Charges and Other Assets—Derivatives	47.2	(31.1)	-	16.1
Current Liabilities—Derivatives	1.5	(26.2)	-	(24.7)
Deferred Credits—Derivatives	-	(106.1)	-	(106.1)

Total	$68.0	$(175.7)	$(2.7)	$(110.4)

As of September 30, 2012

Current Assets—Derivatives	$20.7	$(10.4)	$(1.1)	$9.2
Deferred Charges and Other Assets—Derivatives	92.8	(41.8)	-	51.0
Current Liabilities—Derivatives	1.6	(12.1)	-	(10.5)
Deferred Credits—Derivatives	1.6	(5.1)	-	(3.5)

Total	$116.7	$(69.4)	$(1.1)	$46.2

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

The following tables present all gains and losses associated with derivative instruments for the years ended September 30, 2013, 2012 and 2011.

WGL Holdings, Inc. Gains and Losses on Derivative Instruments

(In millions)

Fiscal Year Ended September 30,	2013	2012	2011

Recorded to income
Operating revenues—non-utility	$(9.9)	$19.2	$(6.8)
Utility cost of gas	(45.9)	22.3	(9.4)
Non-utility cost of energy-related sales	(2.4)	(34.2)	19.2
Other income-net	0.2	0.9	-
Recorded to regulatory assets
Gas costs	(115.1)	42.2	(18.9)
Other	-	-	6.2

Total	$(173.1)	$50.4	$(9.7)

Washington Gas Gains and Losses on Derivative Instruments
(In millions)
Fiscal Year Ended September 30,	2013	2012	2011
Recorded to income
Utility cost of gas	$(45.9)	$22.3	$(9.4)
Recorded to regulatory assets
Gas costs	(115.1)	42.2	(18.9)
Other	-	-	6.2
Total	$(161.0)	$64.5	$(22.1)

Collateral

In accordance with ASC 815, WGL Holdings offsets the fair value of derivative instruments against the right to reclaim or obligation to return collateral for derivative instruments executed under the same master netting arrangement. At September 30, 2013, Washington Gas, WGEServices and WGL Midstream posted $3.0 million, $12.1 million and $8.1 million, respectively, of collateral deposits with counterparties that were not offset against open and settled derivative contracts. At September 30, 2012, Washington Gas, WGEServices and WGL Midstream posted $4.0 million, $8.2 million and $3.7 million, respectively, of collateral deposits with counterparties that were not offset against open and settled derivative contracts. In addition, at September 30, 2013 and 2012, Washington Gas held $4.6 million and $9.3 million of cash collateral, respectively, representing an obligation to counterparties that was not offset against open and settled derivative contracts. Any collateral posted that is not offset against open and settled derivative contracts is included in “Other prepayments” in the accompanying balance sheet. Collateral received and not offset against open and settled derivative contracts is included in “Customer deposits and advance payments” in the accompanying balance sheet.

Certain derivative instruments of Washington Gas, WGEServices and WGL Midstream contain contract provisions that require collateral to be posted if the credit rating of WGL Holdings falls below certain levels or if counterparty exposure to WGEServices or WGL Midstream exceeds a certain level. Due to counterparty exposure levels, at September 30, 2013, WGEServices posted $3.6 million of collateral related to its derivative liabilities that contained credit-related contingent features. At September 30, 2012, WGEServices posted $2.6 million of collateral related to these aforementioned derivative liabilities. Washington Gas and WGL Midstream were not required to post any collateral related to its derivative liabilities that contained credit-related contingent features at September 30, 2013 and 2012. The following table shows the aggregate fair value of all derivative instruments with credit-related contingent features that are in a liability position, as well as the maximum amount of collateral that would be required if the most intrusive credit-risk-related contingent features underlying these agreements were triggered on September 30, 2013 and 2012, respectively.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

Potential Collateral Requirements for Derivative Liabilities
with Credit-risk-Contingent Features
(In millions)	WGL Holdings	Washington Gas
September 30, 2013
Derivative liabilities with credit-risk-contingent features	$77.0	$44.7
Maximum potential collateral requirements	33.6	1.7

September 30, 2012
Derivative liabilities with credit-risk-contingent features	$101.2	$60.8
Maximum potential collateral requirements	35.7	3.4

Washington Gas, WGEServices and WGL Midstream do not enter into derivative contracts for speculative purposes.

Concentration of Credit Risk

We are exposed to credit risk from derivative instruments that reflect certain agreements with wholesale counterparties. Our credit policies are designed to mitigate this credit risk by requiring credit enhancements including, but not limited to, letters of credit, parent guarantees and cash collateral when deemed necessary. For certain counterparties or their guarantors that meet our specified creditworthiness criteria, Washington Gas, WGEServices and WGL Midstream grant unsecured credit, which we continuously monitor. Additionally, Washington Gas, WGEServices and WGL Midstream have separate agreements with wholesale counterparties that contain netting provisions to allow offsetting of the receivable and payable exposure related to each counterparty. At September 30, 2013, three counterparties each represented over 10% of Washington Gas’ credit exposure to wholesale derivative counterparties for a total credit risk of $15.5 million; one counterparty represented over 10% of WGEServices’ credit exposure to wholesale derivative counterparties for a total credit risk of $0.1 million; and three counterparties each represented over 10% of WGL Midstream’s credit exposure to wholesale counterparties for a total credit risk of $7.2 million.

WEATHER-RELATED INSTRUMENTS

During the fiscal years ended September 30, 2013, 2012 and 2011, Washington Gas used HDD weather–related instruments to manage its financial exposure to variations from normal weather in the District of Columbia. Under these contracts, Washington Gas purchased protection against net revenue shortfalls due to warmer-than-normal weather and sold to its counterparty the right to receive the benefit when weather is colder than normal. Washington Gas elected to value all weather-related instruments at fair value.

Gains and losses associated with Washington Gas’ weather-related instruments are recorded to “Operation and maintenance” expense. During the years ended September 30, 2013, 2012 and 2011, Washington Gas recorded a pre-tax net gain of $0.8 million and $7.9 million, and a pre-tax net loss of $2.8 million respectively, related to weather derivatives.

WGEServices utilizes weather-related instruments for managing the financial effects of weather risks. These instruments cover a portion of WGEServices’ estimated revenue or energy-related cost exposure to variations in heating or cooling degree days. These contracts provide for payment to WGEServices of a fixed-dollar amount for every degree day over or under specific levels during the calculation period depending upon the type of contract executed. During the years ended September 30, 2013, 2012 and 2011, WGEServices recorded a pre-tax loss of $0.8 million, a pre-tax gain of $11.8 million and a pre-tax loss of $8.5 million, respectively, related to these instruments.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

NOTE 15. FAIR VALUE MEASUREMENTS

Recurring Basis

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

Level 2.  Level 2 of the fair value hierarchy consists of assets or liabilities that are valued using directly or indirectly observable inputs either corroborated with market data or based on exchange traded market data. Level 2 includes fair values based on industry-standard valuation techniques that consider various assumptions: (i) quoted forward prices, including the use of mid-market pricing within a bid/ask spread; (ii) discount rates; (iii) implied volatility and (iv) other economic factors. Substantially all of these assumptions are observable throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the relevant market. At September 30, 2013 and 2012, Level 2 financial assets and liabilities included energy-related derivatives such as financial contracts, options and physical forward contracts for deliveries at active market locations.

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

At September 30, 2013 and 2012, Level 3 derivative assets and liabilities included: (i) physical contracts valued with significant basis adjustments to observable market data when delivery is to inactive market locations; (ii) long-dated positions where observable pricing is not available over the life of the contract; (iii) contracts valued using historical volatility assumptions; (iv) valuations using indicative broker quotes for inactive market locations and (v) non-publicly traded stock warrants.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

The following tables set forth financial instruments recorded at fair value as of September 30, 2013 and September 30, 2012, respectively. A financial instrument’s classification within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy.

WGL Holdings, Inc.
Fair Value Measurements Under the Fair Value Hierarchy

(In millions)	Level 1	Level 2	Level 3	Total

At September 30, 2013

Assets
Natural gas related derivatives	$-	$72.3	$21.5	$93.8
Electricity related derivatives	-	-	25.4	25.4
Warrants	-	-	1.1	1.1

Total Assets	$-	$72.3	$48.0	$120.3

Liabilities
Natural gas related derivatives	$-	$(41.1)	$(176.7)	$(217.8)
Electricity related derivatives	-	(7.0)	(23.0)	(30.0)

Total Liabilities	$-	$(48.1)	$(199.7)	$(247.8)

At September 30, 2012

Assets
Natural gas related derivatives	$-	$85.9	$80.7	$166.6
Electricity related derivatives	-	0.3	23.4	23.7
Warrants	-	-	0.9	0.9
Weather related instruments	-	-	1.5	1.5

Total Assets	$-	$86.2	$106.5	$192.7

Liabilities
Natural gas related derivatives	$-	$(62.5)	$(41.1)	$(103.6)
Electricity related derivatives	-	(13.3)	(20.6)	(33.9)
Weather related instruments	-	-	(2.0)	(2.0)

Total Liabilities	$-	$(75.8)	$(63.7)	$(139.5)

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

Washington Gas Light Company
Fair Value Measurements Under the Fair Value Hierarchy

(In millions)	Level 1		Level 2	Level 3	Total

At September 30, 2013

Assets
Natural gas related derivatives	$	- $	51.0 $	17.0 $	68.0

Total Assets	$	- $	51.0 $	17.0 $	68.0

Liabilities
Natural gas related derivatives	$	- $	(25.1)$	(150.6)$	(175.7)

Total Liabilities	$	- $	(25.1)$	(150.6)$	(175.7)

At September 30, 2012

Assets
Natural gas related derivatives	$	- $	41.4 $	75.3 $	116.7
Weather related instruments		-	-	1.5	1.5

Total Assets	$	- $	41.4 $	76.8 $	118.2

Liabilities
Natural gas related derivatives	$	- $	(29.7)$	(39.7)$	(69.4)
Weather related instruments		-	-	(2.0)	(2.0)

Total Liabilities	$	- $	(29.7)$	(41.7)$	(71.4)

The following tables include quantitative information about the significant unobservable inputs used in the fair value measurement of our Level 3 financial instruments and the respective fair values of the net derivative asset and liability positions, by contract type, as of September 30, 2013 and September 30, 2012.

Quantitative Information about Level 3 Fair Value Measurements
(In millions)	Net Fair Value September 30, 2013	Valuation Techniques	Unobservable Inputs	Range
WGL Holdings
		Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($1.780) -	$2.205
Natural gas related derivatives	($155.2)	Option Model	Natural Gas Basis Price (per dekatherm)	($0.181) -	$0.628
			Annualized Volatility of Spot Market Natural Gas	34.6% -	276.6%
Electricity related derivatives	$2.4	Discounted Cash Flow	Electricity Congestion Price (per mega watt hour)	($1.995) -	$64.15
Washington Gas
		Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($1.780) -	$2.205
Natural gas related derivatives	($133.6)	Option Model	Natural Gas Basis Price (per dekatherm)	$0.024 -	$0.628
			Annualized Volatility of Spot Market Natural Gas	46.8% -	276.6%

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

Quantitative Information about Level 3 Fair Value Measurements
(In millions)	Net Fair Value September 30, 2012	Valuation Techniques	Unobservable Inputs	Range
WGL Holdings
Natural gas related derivatives	$39.6	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($0.250) -	$1.183
		Option Model	Natural Gas Basis Price (per dekatherm)	$0.050 -	$1.175
			Annualized Volatility of Spot Market Natural Gas	37.80% -	236.03%
Electricity related derivatives	$2.8	Discounted Cash Flow	Electricity Congestion Price (per mega watt hour)	($2.204) -	$64.700
Washington Gas
Natural gas related derivatives	$35.6	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($0.250) -	$1.183
		Option Model	Natural Gas Basis Price (per dekatherm)	$0.090 -	$0.861
			Annualized Volatility of Spot Market Natural Gas	37.80% -	236.03%

The following tables are a summary of the changes in the fair value of our derivative instruments that are measured at net fair value on a recurring basis in accordance with ASC Topic 820 using significant Level 3 inputs during the years ended September 30, 2013 and 2012, respectively.

WGL Holdings Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs

(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total

Fiscal Year Ended September 30, 2013

Balance at October 1, 2012	$39.6	$2.8	$(0.5)	$0.9	$42.8
Realized and unrealized gains (losses)
Recorded to income	(72.4)	(23.8)	1.2	0.2	(94.8)
Recorded to regulatory assets - gas costs	(115.3)	-	-	-	(115.3)
Transfers out of Level 3	(17.4)	-	(0.7)	-	(18.1)
Purchases	-	5.7	-	-	5.7
Settlements	10.3	17.7	-	-	28.0

Balance at September 30, 2013	$(155.2)	$2.4	$-	$1.1	$(151.7)

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

WGL Holdings Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs

(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total

Fiscal Year Ended September 30, 2012

Balance at October 1, 2011	$(3.9)	$(6.8)	$(1.4)	$-	$(12.1)
Realized and unrealized gains (losses)
Recorded to income	22.1	(47.7)	7.9	0.9	(16.8)
Recorded to regulatory assets - gas costs	25.7	-	-	-	25.7
Transfers out of Level 3	(1.6)	-	(6.3)	-	(7.9)
Sales	-	-	(2.1)	-	(2.1)
Purchases	-	4.1	1.4	-	5.5
Settlements	(2.7)	53.2	-	-	50.5

Balance at September 30, 2012	$39.6	$2.8	$(0.5)	$0.9	$42.8

Washington Gas Light Company Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs

(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total

Fiscal Year Ended September 30, 2013

Balance at October 1, 2012	$35.6	$-	$(0.5)	$-	$35.1
Realized and unrealized gains (losses)
Recorded to income	(45.9)	-	1.2	-	(44.7)
Recorded to regulatory assets - gas costs	(115.3)	-	-	-	(115.3)
Transfers out of Level 3	(17.4)	-	(0.7)	-	(18.1)
Settlements	9.4	-	-	-	9.4

Balance at September 30, 2013	$(133.6)	$-	$-	$-	$(133.6)

Washington Gas Light Company Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs

(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total

Fiscal Year Ended September 30, 2012

Balance at October 1, 2011	$(4.9)	$-	$(1.4)	$-	$(6.3)
Realized and unrealized gains (losses)
Recorded to income	14.3	-	7.9	-	22.2
Recorded to regulatory assets - gas costs	25.7	-	-	-	25.7
Transfers out of Level 3	(0.3)	-	(6.3)	-	(6.6)
Sales	-	-	(2.1)	-	(2.1)
Purchases	-	-	1.4	-	1.4
Settlements	0.8	-	-	-	0.8

Balance at September 30, 2012	$35.6	$-	$(0.5)	$-	$35.1

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

Transfers between different levels of the fair value hierarchy may occur based on the level of observable inputs used to value the instruments from period to period. It is our policy to show both transfers into and out of the different levels of the fair value hierarchy at the fair value as of the beginning of the reporting period. For WGL Holdings and Washington Gas net derivative assets transferred out of Level 3 during the fiscal year ended September 30, 2013 reflected an increase in observable market inputs used to value those instruments.

The table below sets forth the line items on the statements of income to which amounts are recorded for the fiscal years ended September 30, 2013, 2012 and 2011, related to fair value measurements using significant level 3 inputs.

WGL Holdings Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
Fiscal Year Ended September 30, 2013

(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Operating revenues—non-utility	$(27.0)	$(9.1)	$-	$-	$(36.1)
Utility cost of gas	(45.8)	-	-	-	(45.8)
Other income-net	-	-	-	0.2	0.2
Non-utility cost of energy-related sales	0.4	(14.7)	-	-	(14.3)
Operation and maintenance expense	-	-	1.2	-	1.2
Total	$(72.4)	$(23.8)	$1.2	$0.2	$(94.8)

WGL Holdings Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
Fiscal Year Ended September 30, 2012

(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Operating revenues—non-utility	$3.0	$(14.2)	$-	$-	$(11.2)
Utility cost of gas	14.3	-	-	-	14.3
Other income-net	-	-	-	0.9	0.9
Non-utility cost of energy-related sales	4.8	(33.5)	-	-	(28.7)
Operation and maintenance expense	-	-	7.9	-	7.9
Total	$22.1	$(47.7)	$7.9	$0.9	$(16.8)

WGL Holdings, Inc. Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
(In millions)
Fiscal Year Ended September 30, 2011
Operating revenues—non-utility	$(15.2)
Utility cost of gas	(4.4)
Non-utility cost of energy-related sales	15.8
Operation and maintenance expense	(3.4)
Total	$(7.2)

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

Washington Gas Light Company Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements

Fiscal Year Ended September 30, 2013

(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total

Utility cost of gas	$(45.9)	$-	$-	$-	$(45.9)
Operation and maintenance expense	-	-	1.2	-	1.2

Total	$(45.9)	$-	$1.2	$-	$(44.7)

Washington Gas Light Company Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements

Fiscal Year Ended September 30, 2012

(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total

Utility cost of gas	$14.3	$-	$-	$-	$14.3
Operation and maintenance expense	-	-	7.9	-	7.9

Total	$14.3	$-	$7.9	$-	$22.2

Washington Gas Light Company Realized and Unrealized Gains (Losses) Recorded for Level 3 Measurements

(In millions)

Fiscal Year Ended September 30, 2011

Utility cost of gas	$(4.4)
Operation and maintenance expense	(3.4)

Total	$(7.8)

Unrealized gains (losses) for the fiscal years ended September 30, 2013, September 30, 2012 and September 30, 2011 attributable to derivative assets and liabilities measured using significant Level 3 inputs were recorded as follows, respectively:

WGL Holdings Unrealized Gains (Losses) Recorded for Level 3 Measurements

Fiscal Year Ended September 30, 2013

(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total

Recorded to income
Operating revenues—non-utility	$(25.3)	$6.6	$-	$-	$(18.7)
Utility cost of gas	(44.3)	-	-	-	(44.3)
Non-utility cost of energy-related sales	0.2	(1.1)	-	-	(0.9)
Other income-net	-	-	-	0.2	0.2
Recorded to regulatory assets—gas costs	(111.6)	-	-	-	(111.6)

Total	$(181.0)	$5.5	$-	$0.2	$(175.3)

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

WGL Holdings

Unrealized Gains (Losses) Recorded for Level 3 Measurements

Fiscal Year Ended September 30, 2012

(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Recorded to income
Operating revenues—non-utility	$4.3	$4.8	$-	$-	$9.1
Utility cost of gas	13.8	-	-	-	13.8
Non-utility cost of energy-related sales	0.8	14.0	-	-	14.8
Other income-net	-	-	-	0.9	0.9
Operation and maintenance expense	-	-	0.2	-	0.2
Recorded to regulatory assets—gas costs	23.2	-	-	-	23.2
Total	$42.1	$18.8	$0.2	$0.9	$62.0

WGL Holdings, Inc. Unrealized Gains (Losses) Recorded for Level 3 Measurements
(In millions)
Fiscal Year Ended September 30, 2011
Recorded to income
Operating revenues—non-utility	$4.0
Utility cost of gas	(3.9)
Non-utility cost of energy-related sales	2.9
Operation and maintenance expense	(0.7)
Recorded to regulatory assets—gas costs	(11.4)
Total	$(9.1)

Washington Gas Light Company Unrealized Gains (Losses) Recorded for Level 3 Measurements
Fiscal Year Ended September 30, 2013

(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Recorded to income
Utility cost of gas	$(44.3)	$-	$-	$-	$(44.3)
Recorded to regulatory assets—gas costs	(111.6)	-	-	-	(111.6)
Total	$(155.9)	$-	$-	$-	$(155.9)

Washington Gas Light Company Unrealized Gains (Losses) Recorded for Level 3 Measurements
Fiscal Year Ended September 30, 2012

(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Recorded to income
Utility cost of gas	$13.8	$-	$-	$-	$13.8
Operation and maintenance expense	-	-	0.2	-	0.2
Recorded to regulatory assets—gas costs	23.2	-	-	-	23.2
Total	$37.0	$-	$0.2	$-	$37.2

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

Washington Gas Light Company

Unrealized Gains (Losses) Recorded for Level 3 Measurements

(In millions)
Fiscal Years Ended September 30, 2011
Recorded to income—Utility cost of gas	$(3.9)
Operation and maintenance expense	(0.7)
Recorded to regulatory assets—gas costs	(11.4)
Total	$(16.0)

The following table presents the carrying amounts and estimated fair values of our financial instruments at September 30, 2013 and 2012.

WGL Holdings

Fair Value of Financial Instruments

At September 30,	2013		2012

(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Money market funds (a)	$6.5	$6.5	$7.2	$7.2
Other short- term investments(a)	$0.1	$0.1	$0.8	$0.8
Commercial paper (b)	$373.1	$373.1	$247.7	$247.7
Long-term debt(c)	$524.1	$630.2	$589.2	$758.9

Washington Gas Light Company

Fair Value of Financial Instruments

At September 30,	2013		2012

(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Money market funds (a)	$3.1	$3.1	$4.1	$4.1
Other short- term investments(a)	$0.1	$0.1	$0.8	$0.8
Commercial paper (b)	$124.5	$124.5	$98.8	$98.8
Long-term debt(c)	$524.1	$630.2	$589.2	$758.9

(a) Balance located in cash and cash equivalents in the accompanying balance sheets.

(b) Balance is located in notes payable in the accompanying balance sheets.

(c) Excludes current maturities and unamortized discounts.

Our money market funds are level 1 valuations and their carrying amount approximates fair value. Other short-term investments are primarily overnight investment accounts; therefore, their carrying amount approximates fair value based on level 2 inputs. The maturity of our commercial paper outstanding at both September 30, 2013 and 2012 is under 30 days. Due to the short term nature of these notes, the carrying cost of our commercial paper approximates fair value using Level 2 inputs. Washington Gas’ long-term debt is not actively traded. The fair value of long-term debt was estimated based on the quoted market prices of the U.S. Treasury issues having a similar term to maturity, adjusted for Washington Gas’ credit quality. Our long-term debt fair value measurement is classified as Level 3.

Non Recurring Basis

During the fiscal year ended September 30, 2013, Washington Gas impaired its previous operations facility by reducing the carrying amount of $24.9 million down to its fair value of $22.3 million, resulting in an impairment charge of $2.6 million. During the fiscal year ended September 30, 2012, Washington Gas impaired this facility from a carrying amount of $29.9 million down to its fair value of $24.9 million, with an impairment charge of $5.0 million (refer to Note 1 — Accounting Policies for a discussion of this impairment). The fair value of this facility is a level 3 measurement. The valuation of the facility was valued using the discounted cash value model that incorporates the anticipated sale proceeds as indicated through a comparable analysis, incorporating expected market trends, prepared by an independent consultant and the estimated costs to the carry the asset until a sale is completed.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

NOTE 16. OPERATING SEGMENT REPORTING

We have four reportable operating segments: regulated utility, retail energy-marketing, commercial energy systems and midstream energy services. The division of these segments into separate revenue generating components is based upon regulation, products and services. Our chief operating decision maker is our Chief Executive Officer. Our four segments are summarized below.

During fiscal year 2013, we made certain changes to our operating segments to reflect the recent growth of our non-utility business activities and the impact of those activities on our financial performance. All activities of WGSW are reported within the Commercial Energy Systems segment. WGSW had previously been reported within “Other Activities”. WGSW is a holding company formed to invest in alternative energy assets. As these operations align with those of the Commercial Energy Systems segment, and our chief operating decision maker reviews the operations of these units together, their combination for reporting purposes was deemed appropriate. Prior period operating segment information has been recast to conform to current period presentation. In the fourth quarter, we changed the segment name of Wholesale Energy Services to Midstream Energy Services to reflect changes in the nature of our wholesale business operations. In response to significant changes in market dynamics, our operations in this segment are now focused on the investment, acquisition and asset optimization of midstream infrastructure assets.

—

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

—

Retail Energy-Marketing – The retail energy-marketing segment consists of WGEServices, which sells natural gas and electricity directly to retail customers in competition with regulated utilities and unregulated gas and electricity marketers.

—

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

—	Midstream Energy Services – The midstream energy services segment consists of WGL Midstream, which engages in acquiring, managing and optimizing natural gas storage and transportation assets.

Activities and transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our four operating segments, are aggregated as “Other Activities” and included as part of non-utility operations in the Operating Segment Financial Information presented below. Administrative and business development activity costs associated with the WGL Holdings and Washington Gas Resources are included in this segment.

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

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

The following tables present operating segment information for the fiscal years ended September 30, 2013, 2012 and 2011.

Operating Segment Financial Information
		Non-Utility Operations
(In thousands)	Regulated Utility	Retail Energy- Marketing	Commercial Energy Systems	Midstream Energy Services	Other Activities	Eliminations (b)	Consolidated
Year Ended September 30, 2013
Operating Revenues (a)	$1,200,357	$1,279,364	$35,217	$(20,390)	$-	$(28,410)	$2,466,138
Operating Expenses:
Cost of Energy-Related Sales	521,508	1,164,831	24,450	-	-	(26,458)	1,684,331
Operation	242,819	49,574	6,875	8,683	9,344	(197)	317,098
Maintenance	49,269	-	-	-	-	-	49,269
Depreciation and Amortization	100,438	726	2,411	124	-	(415)	103,284
General Taxes and Other Assessments:
Revenue Taxes	81,422	6,831	7	-	-	-	88,260
Other	52,271	4,411	303	474	97	-	57,556
Total Operating Expenses	$1,047,727	$1,226,373	$34,046	$9,281	$9,441	$(27,070)	$2,299,798
Operating Income (Loss)	152,630	52,991	1,171	(29,671)	(9,441)	(1,340)	166,340
Equity in Earnings of Unconsolidated Affiliates	-	-	1,070	312	128	-	1,510
Other Income (Expense)—Net	1,017	273	778	-	644	(686)	2,026
Interest Expense	35,631	13	234	417	402	(686)	36,011
Dividends on Washington Gas Preferred Stock	1,320	-	-	-	-	-	1,320
Income Tax Expense (Benefit)	44,883	20,227	(206)	(10,951)	(1,124)	(537)	52,292
Net Income (Loss) Applicable to Common Stock	$71,813	$33,024	$2,991	$(18,825)	$(7,947)	$(803)	$80,253
Total Assets at September 30, 2013	$3,486,296	$403,082	$318,995	$231,368	$290,440	$(470,121)	$4,260,060
Capital Expenditures	$227,948	$730	$83,667	$-	$-	$-	$312,345
Equity Method Investments at September 30, 2013	$-	$-	$54,977	$6,448	$-	$-	$61,425

(a)Operating revenues are reported gross of revenue taxes. Revenue taxes of both the regulated utility and the retail energy-marketing segments include gross receipt taxes. Revenue taxes of the regulated utility segment also include PSC fees, franchise fees and energy taxes. Operating revenue amounts in the “Eliminations” column represent total intersegment revenues associated with sales from the regulated utility segment to the retail energy-marketing segment. Midstream Energy Services’ cost of energy related sales is netted with its gross revenues.

(b)Intersegment Eliminations represents a timing difference between Commercial Energy Systems’ recognition of revenue for the sale of Solar Renewable Energy Credits (SRECs) to Retail Energy-Marketing and Retail Energy’s Marketing’s recognition of the associate expense. Retail Energy-Marketing has recorded a portion of the SREC’s purchased as inventory to be used in future periods and will expense them at that time.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

Operating Segment Financial Information
		Non-Utility Operations
(In thousands)	Regulated Utility	Retail Energy- Marketing	Commercial Energy Systems	Midstream Energy Services	Other Activities	Eliminations	Consolidated
Year Ended September 30, 2012
Operating Revenues(a)	$1,137,666	$1,267,070	$60,325	$(11,221)	$-	$(28,530)	$2,425,310
Operating Expenses:
Cost of Energy-Related Sales	421,539	1,139,162	51,149	-	-	(26,802)	1,585,048
Operation	226,852	52,161	5,414	2,860	3,660	(1,093)	289,854
Maintenance	52,494	-	-	-	-	-	52,494
Depreciation and Amortization	94,998	735	1,261	116	-	(634)	96,476
General Taxes and Other Assessments:
Revenue Taxes	74,244	5,776	8	-	-	-	80,028
Other	50,821	4,071	280	240	16	(1)	55,427
Total Operating Expenses	$920,948	$1,201,905	$58,112	$3,216	$3,676	$(28,530)	$2,159,327
Operating Income (Loss)	216,718	65,165	2,213	(14,437)	(3,676)	-	265,983
Equity in Earnings of Unconsolidated Affiliates	-	-	947	-	293	-	1,240
Other Income (Expense)—Net	2,574	43	(32)	-	1,145	(38)	3,692
Interest Expense	36,098	1	1	-	366	(38)	36,428
Dividends on Washington Gas Preferred Stock	1,320	-	-	-	-	-	1,320
Income Tax Expense (Benefit)	72,178	25,876	760	(5,347)	(118)	-	93,349
Net Income (Loss) Applicable to Common Stock	$109,696	$39,331	$2,367	$(9,090)	$(2,486)	$-	$139,818
Total Assets at September 30, 2012	$3,516,046	$361,801	$148,407	$169,456	$211,038	$(295,801)	$4,110,947
Capital Expenditures	$208,225	$984	$41,818	$101	$-	$-	$251,128
Equity Method Investments at September 30, 2012	$-	$-	$23,346	$-	$-	$-	$23,346

(a)Operating revenues are reported gross of revenue taxes. Revenue taxes of both the regulated utility and the retail energy-marketing segments include gross receipt taxes. Revenue taxes of the regulated utility segment also include PSC fees, franchise fees and energy taxes. Operating revenue amounts in the “Eliminations” column represent total intersegment revenues associated with sales from the regulated utility segment to the retail energy-marketing segment. Midstream Energy Services’ cost of energy related sales is netted with its gross revenues.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

Operating Segment Financial Information
		Non-Utility Operations
(In thousands)	Regulated Utility	Retail Energy- Marketing	Commercial Energy Systems	Midstream Energy Services	Other Activities	Eliminations	Consolidated
Year Ended September 30, 2011
Operating Revenues	$1,288,539	$1,443,156	$39,190	$4,574	$-	$(23,958)	$2,751,501
Operating Expenses:
Cost of Energy-Related Sales	619,637	1,300,887	33,885	-	-	(23,958)	1,930,451
Operation	229,206	52,024	5,249	1,015	3,743	-	291,237
Maintenance	48,292	-	-	-	-	-	48,292
Depreciation and Amortization	90,289	650	351	35	-	-	91,325
General Taxes and Other Assessments:
Revenue Taxes	83,729	5,551	-	-	-	-	89,280
Other	52,635	4,210	238	28	30	-	57,141
Total Operating Expenses	$1,123,788	$1,363,322	$39,723	$1,078	$3,773	$(23,958)	$2,507,726
Operating Income (Loss)	164,751	79,834	(533)	3,496	(3,773)	-	243,775
Equity in Earnings of Unconsolidated Affiliates	-	-	(549)	-	-	-	(549)
Other Income—Net	2,577	28	15	-	306	(86)	2,840
Interest Expense	40,462	53	-	-	117	(86)	40,546
Dividends on Washington Gas Preferred Stock	1,320	-	-	-	-	-	1,320
Income Tax Expense (Benefit)	56,374	30,839	(543)	1,313	(833)	-	87,150
Net Income (Loss) Applicable to Common Stock	$69,172	$48,970	$(524)	$2,183	$(2,751)	$-	$117,050
Total Assets at September 30, 2011	$3,392,003	$333,414	$58,603	$87,400	$85,217	$(147,603)	$3,809,034
Capital Expenditures	$180,668	$1,107	$26,800	$520	$-	$-	$209,095
Equity Method Investments at September 30, 2011	$-	$-	$7,551	$-	$-	$-	$7,551

(a)Operating revenues are reported gross of revenue taxes. Revenue taxes of both the regulated utility and the retail energy-marketing segments include gross receipt taxes. Revenue taxes of the regulated utility segment also include PSC fees, franchise fees and energy taxes. Operating revenue amounts in the “Eliminations” column represent total intersegment revenues associated with sales from the regulated utility segment to the retail energy-marketing segment. Midstream Energy Services’ cost of energy related sales is netted with its gross revenues.

NOTE 17. OTHER INVESTMENTS

Variable Interest Entities

WGL Holdings assesses its contractual arrangements to determine control, and, by extension, correct classification of its investments. In most cases, control can be determined based on majority ownership or voting interests. However, there are certain entities known as variable interest entities (VIEs) for which control is difficult to discern based on ownership or voting interests alone. WGL Holdings and its subsidiaries first determine if an entity is a VIE. A VIE is an entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties, or whose equity investors, as a group, lack the characteristics of a controlling financial interest.

At September 30, 2013, WGSW is party to three agreements to fund residential and commercial retail solar energy installations with three separate, privately held companies. WGSW has a master purchase agreement and master lease agreement with EchoFirst Finance Company LLC (Echofirst) and Skyline Innovations, Inc (Skyline) for sale/leaseback arrangements for residential and commercial solar systems. WGSW is also a limited partner in ASD Solar LP, a partnership formed to own and operate a portfolio of residential solar projects, primarily rooftop photovoltaic power generation systems. As a limited partner, WGSW provides funding to the partnership but is excluded from involvement in the partnership’s operations.

At September 30, 2013, Washington Gas Resources owned all of the shares of common stock of Crab Run Gas Company. Crab Run Gas Company is an exploration and production company who is the limited partner in the Western/Crab Run Limited Partnership (Crab Run). The partnership was formed to manage oil and gas properties and perform oil and gas leasing, marketing and production activities.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

We have determined that we have a variable interest in four investments that qualify as VIEs. The four investments are:

•	Echofirst,

•	Skyline,

•	ASD Solar LP, and

•	Crab Run.

An enterprise that has a controlling financial interest in a VIE is known as the VIE’s primary beneficiary and is required to consolidate the VIE. A primary beneficiary has the obligation to absorb expected losses or the right to receive expected gains that could potentially be significant to the VIE and has decision-making rights associated with the activities that are most significant to the VIE’s economic performance, including the power to design the VIE.

In determining whether the Company is the primary beneficiary of a VIE, we assess which variable interest holder has control over the VIE’s significant economic activities, such as the design of the companies, vendor selection, operation activities, construction, customer selection, and re-marketing activities after the termination of customer leases. For each of the VIEs identified above, it was determined that another entity controlled the economic activities and had the obligation to absorb expected losses or the right to receive expected gains that could be significant to the VIE. Our maximum financial exposure from agreements is limited to its lease payment receivables and investment contributions made to these companies. All additional future committed contributions are contingent on the projects meeting required criteria. Our exposure is offset by the owned physical assets received as part of the transaction and the quick economic return for the investment through the investment tax credit/treasury grant proceeds and accelerated depreciation. At September 30, 2013, we have determined that WGL Holdings and its subsidiaries are not the primary beneficiary for any of the above VIEs, therefore we have not consolidated any of the VIE entities.

Skyline/Echofirst

Our agreements with Skyline and Echofirst are accounted for as directing financing leases. WGSW records lease receipts and associated interest in the “Other Income” line in the accompanying Consolidated Statement of Income. WGSW held a $29.2 million and $3.4 million combined investment in direct financing leases at September 30, 2013 and 2012, respectively, of which $5.8 million and $0.7 million are current receivables recorded in “Other Current Assets” in the accompanying Consolidated Balance Sheets at September 30, 2013 and 2012, respectively.

Minimum future lease payments receivable under direct financing leases over the next five years and thereafter are as follows:

Minimum Payments Receivable for Direct Financing Leases
(In millions)
2014	$5.8
2015	1.2
2016	1.2
2017	1.2
2018	1.2
Thereafter	13.2
Total	$23.8

Minimum payments receivable include $0.7 million of unearned income recognized as interest and exclude $5.4 million of residual values. The initial direct costs (incurred in FY 2012) associated with these investments was $0.7 million.

ASD Solar, LP

Our investment in ASD Solar, LP is accounted for under the equity method of accounting referred to as the hypothetical liquidation at book value method (HLBV) for allocating profits and losses; any profits and losses are included in “Earnings from Equity Method Investments” in the accompanying Consolidated Statement of Income and are added to or subtracted from the carrying amount of WGSW’s investment balance.

ASD Solar, LP is consolidated by the general partner, Solar Direct LLC. Solar Direct LLC is a wholly owned subsidiary of American Solar Direct Inc. (ASDI). The carrying amount of WGSW’s investment in ASD Solar, LP exceeds the amount of the underlying equity in net assets by $30.4 million due to WGSW recording additions to its investment in ASD Solar, LP’s net assets at fair value of contributions in accordance with GAAP. This basis difference is being amortized over the life of the assets.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

Crab Run

Crab Run is accounted for under the equity method of accounting; any profits and losses are included in “Earnings from Equity Method Investments” in the accompanying Consolidated Statement of Income and are added to or subtracted from the carrying amount of WGL Holdings’ investment balance.

Non-VIE Investments

ASDHI

Washington Gas Resources held a $5.6 million investment in American Solar Direct Holdings Inc. (ASDHI), at both September 30, 2013 and 2012. This investment is recorded at cost. The profits and losses are included in “Other Income” in the accompanying Consolidated Statement of Income. No identified events or changes in circumstances that many have a significant effect on the carrying value of this investment have occurred. At September 30, 2013 and 2012, Washington Gas Resources also held $1.1 million in warrants of ASDHI accounted for as derivatives and recorded at fair value.

Constitution

In May of 2013, WGL Midstream invested in Constitution Pipeline Company, LLC (Constitution). WGL Midstream will invest an estimated $68 million in the project for a 10% share in the pipeline venture. WGL Midstream joins Williams Partners L.P. (41% share), Cabot Oil and Gas Corporation (25% share) and Piedmont Natural Gas (24% share) in the project. This natural gas pipeline venture will transport natural gas from the Marcellus region in northern Pennsylvania to major northeastern markets. Constitution is accounted for under the equity method of accounting; any profits and losses are included in “Earnings from Equity Method Investments” in the accompanying Consolidated Statement of Income and are added to or subtracted from the carrying amount of WGL Holdings’ investment balance. The equity method is considered appropriate because Constitution is an LLC with specific ownership accounts and ownership between five and fifty percent resulting in WGL Midstream maintaining a more than minor influence over the partnership operating and financing policies.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

The Balance Sheet and Income Statement location of the investments discussed in this footnote at September 30, 2013 and 2012 are as follows:

As of September 30, 2013 (in millions)	VIEs	Non-VIEs	Total

Assets
Non-Consolidated Investments	$55.4	$12.1	$67.5
Direct financing leases receivable	23.4	-	23.4
Derivatives	-	1.1	1.1
Other	5.8	-	5.8

Total assets	$84.6	$13.2	$97.8

Liabilities
Other	$8.5	$-	$8.5

Total liabilities	$8.5	$-	$8.5

Fiscal Year Ended September 30, 2013 (in millions)
Earnings from equity method investments	$1.0	$0.5	$1.5
Depreciation expense	0.1	-	0.1
Other income	1.4	-	1.4

Net income	$2.3	$0.5	$2.8

As of September 30, 2012 (in millions)

Assets
Non-Consolidated Investments	$23.7	$5.6	$29.3
Direct financing leases receivable	2.7	-	2.7
Derivatives	-	0.9	0.9
Other	0.7	-	0.7

Total assets	$27.1	$6.5	$33.6

Liabilities
Other	$1.0	$-	$1.0

Total liabilities	$1.0	$-	$1.0

Fiscal Year Ended September 30, 2012 (in millions)
Earnings from equity method investments	$1.2	$-	$1.2
Other income	0.2	0.7	0.9

Net income	$1.4	$0.7	$2.1

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

NOTE 18. RELATED PARTY TRANSACTIONS

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

In connection with billing for unregulated third party marketers and with other miscellaneous billing processes, Washington Gas collects cash on behalf of affiliates and transfers the cash in a reasonable time period. Cash collected by Washington Gas on behalf of its affiliates but not yet transferred is recorded in “Payables to associated companies” on Washington Gas’ balance sheets. The following table presents the receivables and payables from associated companies on Washington Gas’ balance sheets for the fiscal years ended September 30, 2013 and 2012.

Receivables / Payables from Associated Companies
(In millions)	September 30, 2013	September 30, 2012
Receivables from Associated Companies	$7.2	$5.5
Payables to Associated Companies	$20.6	$28.5

Washington Gas provides gas balancing services related to storage, injections, withdrawals and deliveries to all energy marketers participating in the sale of natural gas on an unregulated basis through the customer choice programs that operate in its service territory. These balancing services include the sale of natural gas supply commodities related to various peaking arrangements contractually supplied to Washington Gas and then partially allocated and assigned by Washington Gas to the energy marketers, including WGEServices. Washington Gas records revenues for these balancing services pursuant to tariffs approved by the appropriate regulatory bodies. These related party amounts have been eliminated in the consolidated financial statements of WGL Holdings. The following table shows the amounts Washington Gas charged WGEServices for balance services.

Washington Gas - Gas Balancing Service Charges
	Years Ended September 30,
(In millions)	2013	2012	2011
Gas balancing service charge	$25.0	$26.8	$24.0

As a result of these balancing services, an imbalance is created for volumes of natural gas received by Washington Gas that are not equal to the volumes of natural gas delivered to customers of the energy marketers. WGEServices recognized an account payable from Washington Gas in the amount of $1.0 million and a receivable in the amount of $2.8 million at September 30, 2013 and 2012, respectively, related to an imbalance in gas volumes. Due to regulatory treatment, these receivables are not eliminated in the consolidated financial statements of WGL Holdings. Refer to Note 1—Accounting Policies for further discussion of these imbalance transactions.

Washington Gas participates in a Purchase of Receivables (POR) program as approved by the Maryland Public Service Commission (PSC of MD), whereby it purchases receivables from participating energy marketers at approved discount rates. In addition, WGEServices participates in POR programs with certain Maryland and Pennsylvania utilities, whereby it sells its receivables to various utilities, including Washington Gas, at approved discount rates. The receivables purchased by Washington Gas are included in “Accounts receivable” in the accompanying balance sheet. Any activity between Washington Gas and WGEServices related to the POR program has been eliminated in the accompanying financial statements for WGL Holdings. At September 30, 2013 and 2012, Washington Gas purchased $106.6 million and $95.7 million, respectively, of receivables from WGEServices.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of WGL Holdings, Inc.

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of WGL Holdings, Inc. and subsidiaries (the “Company”) as of September 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income, common shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2013. Our audits also included the financial statement schedule of the Company listed in the Index at Item 15 under Schedule II. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of WGL Holdings, Inc. and subsidiaries as of September 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 19, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

November 19, 2013

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Washington Gas Light Company

We have audited the accompanying balance sheets and statements of capitalization of Washington Gas Light Company (the “Company”) as of September 30, 2013 and 2012, and the related statements of income, comprehensive income, common shareholder’s equity, and cash flows for each of the three years in the period ended September 30, 2013. Our audits also included the financial statement schedule of the Company listed in the Index at Item 15 under Schedule II. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Washington Gas Light Company as of September 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

November 19, 2013

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

Quarter Ended

(In thousands, except per share data)	December 31	March 31	June 30	September 30

Fiscal Year 2013
WGL Holdings, Inc.
Operating revenues	$686,736	$891,383	$478,118	$409,901
Operating income (loss)	$94,745	$155,715	$(8,981)	$(75,139)
Net income (loss) applicable to common stock	$52,388	$89,505	$(10,015)	$(51,625)
Earnings (loss) per average share of common stock:
Basic(a)	$1.01	$1.73	$(0.19)	$(1.00)
Diluted(a)	$1.01	$1.73	$(0.19)	$(1.00)

Washington Gas Light Company
Operating revenues	$355,817	$535,950	$180,882	$127,708
Operating income (loss)	$72,167	$134,490	$(235)	$(55,289)
Net income (loss) applicable to common stock	$38,387	$76,935	$(4,531)	$(39,789)

Fiscal Year 2012
WGL Holdings, Inc.
Operating revenues	$727,757	$839,444	$438,326	$419,783
Operating income	$93,925	$138,411	$20,533	$13,114
Net income applicable to common stock	$50,438	$74,179	$7,457	$7,744
Earnings per average share of common stock:
Basic(a)	$0.98	$1.44	$0.14	$0.15
Diluted(a)	$0.98	$1.44	$0.14	$0.15

Washington Gas Light Company
Operating revenues	$370,893	$471,057	$164,667	$131,049
Operating income (loss)	$84,219	$135,657	$(2,691)	$(1,917)
Net income (loss) applicable to common stock	$44,176	$72,142	$(6,061)	$(1,531)

(a)The sum of quarterly per share amounts may not equal annual per share amounts as quarterly calculations are based on varying numbers of common shares.

During the fourth quarter of fiscal year 2013, Washington Gas recorded an impairment charge of $2.6 million related to the Springfield Operations Center and a $0.5 million impairment charge on the Chillum LNG storage facility. During the third quarter of fiscal year 2012, Washington Gas recorded an impairment charge of $5.0 million related to the Springfield Operations Center. Refer to Note 1—Accounting Policies of the Notes to Consolidated Financial Statements for further discussion of the impairment. During the fourth quarter of fiscal year 2012, Washington Gas recorded an adjustment of $2.8 million to reverse a regulatory asset that was established for future tax benefits related to Medicare Part D and one-time adjustments of $2.3 million and $0.5 million as a result of charges associated with regulatory proceedings.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES—WGL Holdings

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Senior management, including the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer of WGL Holdings, evaluated the effectiveness of WGL Holdings’ disclosure controls and procedures as of September 30, 2013. Based on this evaluation, the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that WGL Holdings’ disclosure controls and procedures were effective as of September 30, 2013.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of WGL Holdings is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. WGL Holdings’ internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

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

Management has assessed the effectiveness of WGL Holdings’ internal control over financial reporting as of September 30, 2013 based upon the criteria set forth in the original report entitled Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management has concluded that WGL Holdings maintained effective internal control over financial reporting as of September 30, 2013.

Deloitte & Touche LLP, the independent registered public accounting firm of WGL Holdings, has audited the effectiveness of WGL Holdings’ internal control over financial reporting as of September 30, 2013. Deloitte & Touche LLP’s report on the audit of WGL Holdings’ internal control over financial reporting is included in Item 9A of this Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the internal control over financial reporting of WGL Holdings during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of WGL Holdings.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

ITEM 9A. CONTROLS AND PROCEDURES—Washington Gas

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Senior management, including the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer of Washington Gas, evaluated the effectiveness of Washington Gas’ disclosure controls and procedures as of September 30, 2013. Based on this evaluation, the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that Washington Gas’ disclosure controls and procedures were effective as of September 30, 2013.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Washington Gas is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Washington Gas’ internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

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

Management has assessed the effectiveness of Washington Gas’ internal control over financial reporting as of September 30, 2013 based upon the criteria set forth in the original report entitled Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management has concluded that Washington Gas maintained effective internal control over financial reporting as of September 30, 2013.

This annual report on Form 10-K does not include an attestation report of Washington Gas’ registered public accounting firm regarding internal control over financial reporting pursuant to rules of the Securities and Exchange Commission that permit Washington Gas to provide only this management’s report in this annual report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the internal control over financial reporting of Washington Gas during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Washington Gas.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of WGL Holdings, Inc.

We have audited the internal control over financial reporting of WGL Holdings. Inc. and subsidiaries (the “Company”) as of September 30, 2013 based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2013 of the Company and our report dated November 19, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

November 19, 2013

WGL Holdings, Inc.

Washington Gas Light Company

Part II

ITEM 9B. OTHER INFORMATION

None.

WGL Holdings, Inc.

Washington Gas Light Company

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANTS

Information concerning WGL Holdings’ and Washington Gas’ Board of Directors and the audit committee financial expert contained in WGL Holdings’ definitive Proxy Statement and Washington Gas’ definitive Information Statement for the March 6, 2014 Annual Meeting of Shareholders is hereby incorporated by reference. Information related to Executive Officers is reflected in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning Executive Compensation contained in WGL Holdings’ definitive Proxy Statement and Washington Gas’ definitive Information Statement for the March 6, 2014 Annual Meeting of Shareholders is hereby incorporated by reference. Information related to Executive Officers as of September 30, 2013 is reflected in Part I hereof.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information captioned Security Ownership of Management and Certain Beneficial Owners and the information captioned Equity Compensation Plan Information in WGL Holdings’ definitive Proxy Statement and Washington Gas’ definitive Information Statement for the March 6, 2014 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information captioned Related Person Transactions During Fiscal Year 2013 in WGL Holdings’ definitive Proxy Statement and Washington Gas’ definitive Information Statement for the March 6, 2014 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information captioned Fiscal Years 2013 and 2012 Audit Firm Fee Summary in WGL Holdings’ definitive Proxy Statement and Washington Gas’ definitive Information Statement for the March 6, 2014 Annual Meeting of Shareholders is hereby incorporated by reference.

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

Schedule/ Exhibit	Description

II	Valuation and Qualifying Accounts and Reserves for the years ended September 30, 2013, 2012 and 2011—WGL Holdings, Inc.

Valuation and Qualifying Accounts and Reserves for the years ended September 30, 2013, 2012 and 2011—Washington Gas Light Company.

(a)(3)	Exhibits

Exhibits Filed Herewith:

12.1	Computation of Ratio of Earnings to Fixed Charges—WGL Holdings, Inc.

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—WGL Holdings, Inc.

12.3	Computation of Ratio of Earnings to Fixed Charges—Washington Gas Light Company.

12.4	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—Washington Gas Light Company.

21	Subsidiaries of WGL Holdings, Inc.

23	Consent of Deloitte & Touche LLP.

24	Power of Attorney

31.1	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vincent L. Ammann, Jr., the Senior Vice President and Chief Financial Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Vincent L. Ammann, Jr., the Senior Vice President and Chief Financial Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer, and Vincent L. Ammann, Jr., the Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document:

101.SCH	XBRL Schema Document:

101.CAL	XBRL Calculation Linkbase Document:

101.LAB	XBRL Labels Linkbase Document:

101.PRE	XBRL Presentation Linkbase Document:

101.DEF	XBRL Definition Linkbase Document:

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

Washington Gas Light Company Charter, filed on Form S-3 dated July 21, 1995.

WGL Holdings, Inc. Charter, filed on Form S-4 dated February 2, 2000.

Bylaws of WGL Holdings, Inc. as amended on March 7, 2013, filed as Exhibit 3.1 to Form 8-K on March 13, 2013.

Bylaws of Washington Gas Light Company as amended on March 7, 2013, filed as Exhibit 3.2 to Form 8-K on March 13, 2013.

Code of Conduct of WGL Holdings, Inc. as amended on September 25, 2013, filed as Exhibit 14.1 to Form 8-K on October 1, 2013.

Code of Conduct of Washington Gas Light Company as amended on September 25, 2013, filed as Exhibit 14.1 to Form 8-K on October 1, 2013.

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

10	Material Contracts

Other Services Contracts

Master Services Agreement, effective June 19, 2007, with Accenture LLP, related to business process outsourcing, and service technology enhancements, filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2007. Portions of this exhibit were omitted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission.

Gas transportation and storage contracts

Amended Service Agreement, effective October 31, 2008, with Columbia Gas Transmission Company related to Firm Transportation Service, filed as Exhibit 10.1 to Form 10-K for the year ended September 30, 2010.

Service Agreement, effective October 31, 2008, with Columbia Gas Transmission Company related to Firm Storage Service, filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2009.

Service Agreement, effective October 31, 2008, with Columbia Gas Transmission Company related to Firm Transportation Service, filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2009.

Service Agreement, effective October 31, 2008, with Columbia Gas Transmission Company related to Firm Transportation Service, filed as Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2009.

Service Agreement, effective October 31, 2008, with Columbia Gas Transmission Company related to Firm Transportation Service, filed as Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2009.

Service Agreement, effective April 1, 2007, with Hardy Storage Company related to Firm Storage Service, filed as Exhibit 10.1 to Form 10-K for the fiscal year ended September 30, 2007.

Service Agreement, effective November 1, 2007, with Columbia Gas Transmission Company related to Firm Transportation Service, filed as Exhibit 10.2 to Form 10-K for the fiscal year ended September 30, 2007.

WGL Holdings, Inc.

Washington Gas Light Company

Part IV

Item 15. Exhibits and Financial Statement Schedules (continued)

Schedule/ Exhibit	Description

Service Agreement, effective November 1, 2007, with Transcontinental Gas Pipe Line Corporation related to Firm Transportation Service, filed as Exhibit 10.3 to Form 10-K for the fiscal year ended September 30, 2007.

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

Service Agreement effective October 1, 1993 with Transcontinental Gas Pipe Line Corporation related to General Storage Service filed as Exhibit 10.3 to Form 10-K for the fiscal year ended September 30, 1993.

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

Management Contracts, Compensatory Plans or Arrangements with Executive Officers and Directors

WGL Holdings, Inc. and Washington Gas Light Company Change in Control Severance Plan for Certain Executives, as amended on September 24, 2008, filed as Exhibit 10.1 to Form 10-K for the fiscal year ended September 30, 2008.*

WGL Holdings, Inc. and Washington Gas Light Company Deferred Compensation Plan for Outside Directors, amended and restated effective January 1, 2005, as further amended on September 24, 2008, filed as Exhibit 10.1 to Form 10-K for the fiscal year ended September 30, 2008.*

Washington Gas Light Company Supplemental Executive Retirement Plan, amended and restated effective January 1, 2005, as further amended on September 24, 2008, filed as Exhibit 10.1 to Form 10-K for the fiscal year ended September 30, 2008.*

WGL Holdings, Inc. Omnibus Incentive Compensation Plan, filed as Exhibit 10.2 to Form 8-K dated December 21, 2006.*

WGL Holdings, Inc. 1999 Incentive Compensation Plan, as amended and restated as of March 5, 2003, filed as Exhibit 10.15 to Form 10-K for the fiscal year ended September 30, 2004.*

Form of Nonqualified Stock Option Award Agreement, filed as Exhibit 10.01 to Form 8-K dated October 5, 2004.*

Form of Performance Share Award Agreement, filed as Exhibit 10.01 to Form 10-Q dated February 11, 2008.*

Form of Performance Units Award Agreement, filed as Exhibit 10.02 to Form 10-Q dated February 11, 2008.*

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

Debt and Credit Agreements

Form of Note Purchase Agreement dated November 2, 2009, entered into by and among Washington Gas Light Company and certain purchasers, for the issuance and sale by Washington Gas Light Company of $50 million of unsecured fixed rate notes due November 1, 2019. Filed as Exhibit 4.1 to Form 8-K dated November 5, 2009.

Form of Note issued in connection with the Note Purchase Agreement dated November 2, 2009, by and among Washington Gas Light Company and certain purchasers, regarding the issuance and sale by Washington Gas Light Company of $50 million of unsecured fixed rate notes due November 1, 2019. Filed as Exhibit 4.2 to Form 8-K dated November 5, 2009.

Form of Distribution Agreement, dated June 6, 2012, entered into by and among Washington Gas Light Company and BB&T Capital Markets, a division of Scott & Stringfellow, LLC, Mitsubishi UFJ Securities (USA), Inc., PNC Capital Markets LLC, TD Securities (USA) LLC, Wells Fargo Securities, LLC, The Williams Capital Group, L.P. and US Bancorp Investments, Inc. regarding the issuance and sale by Washington Gas Light Company of up to $450,000,000 of Medium-Term Notes, Series J. Filed as Exhibit 9.01 to Form 8-K dated June 13, 2012.

Credit Agreement dated as of April 3, 2012 among WGL Holdings, Inc., the Lenders Parties Hereto, Wells Fargo Bank, National Association, as administrative agent; The Bank of Tokyo-Mitsubishi UFJ, Ltd. as syndication agent; Branch Banking and Trust Company and TD Bank, N.A., as documentation agents; and Wells Fargo Securities, LLC, The Bank of Tokyo-Mitsubishi UFJ, Ltd., BB&T Capital Markets and TD Bank, N.A. as joint lead arrangers and joint book runners, filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2012.

Credit Agreement dated as of April 3, 2012 among Washington Gas Light Company, the Lenders Parties Hereto, Wells Fargo Bank, National Association, as administrative agent; The Bank of Tokyo-Mitsubishi UFJ, Ltd. as syndication agent; Branch Banking and Trust Company and TD Bank, N.A., as documentation agents; and Wells Fargo Securities, LLC, The Bank of Tokyo-Mitsubishi UFJ, Ltd., BB&T Capital Markets and TD Bank, N.A. as joint lead arrangers and joint book runners, filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2012.

* This asterisk designates an agreement that is a compensatory plan or arrangement.

WGL Holdings, Inc. and Subsidiaries
Schedule II—Valuation and Qualifying Accounts and Reserves
Years Ended September 30, 2013, 2012 and 2011
	Balance at	Additions Charged To			Balance
	Beginning	Costs and	Other		at End of
(In thousands)	of Period	Expenses	Accounts(a)	Deductions(b)	Period
2013
Valuation and Qualifying Accounts Deducted from Assets in the Balance Sheet: Allowance for Doubtful Accounts	$19,792	$9,527	$4,217	$13,103	$ 20,433
2012
Valuation and Qualifying Accounts Deducted from Assets in the Balance Sheet: Allowance for Doubtful Accounts	$17,969	$18,316	$4,774	$21,267	$ 19,792
2011
Valuation and Qualifying Accounts Deducted from Assets in the Balance Sheet: Allowance for Doubtful Accounts	$20,306	$18,455	$3,761	$24,553	$ 17,969
Notes:
(a) Recoveries on receivables previously written off as uncollectible and unclaimed customer deposits, overpayments, etc., not refundable.
(b) Includes deductions for purposes for which reserves were provided or revisions made of estimated exposure.

Washington Gas Light Company Schedule II—Valuation and Qualifying Accounts and Reserves Years Ended September 30, 2013, 2012 and 2011
	Balance at	Additions Charged To			Balance at
	Beginning	Costs and	Other		End of
(In thousands)	of Period	Expenses	Accounts(a)	Deductions(b)	Period
2013
Valuation and Qualifying Accounts Deducted from Assets in the Balance Sheet: Allowance for Doubtful Accounts	$17,129	$7,024	$3,978	$10,633	$ 17,498
2012
Valuation and Qualifying Accounts Deducted from Assets in the Balance Sheet: Allowance for Doubtful Accounts	$15,863	$12,794	$4,300	$15,828	$ 17,129
2011
Valuation and Qualifying Accounts Deducted from Assets in the Balance Sheet: Allowance for Doubtful Accounts	$16,704	$13,800	$3,761	$18,402	$ 15,863
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
Senior Vice President and
Chief Financial Officer

Date: November 19, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ Terry D. McCallister	Chairman of the Board and Chief Executive Officer	November 19, 2013
(Terry D. McCallister)

	/s/ Adrian P. Chapman	President and Chief Operating Officer	November 19, 2013
(Adrian P. Chapman)

	/s/ Vincent L. Ammann, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	November 19, 2013
(Vincent L. Ammann, Jr.)

	/s/ William R. Ford	Vice President and Chief Accounting Officer (Principal Accounting Officer)	November 19, 2013
(William R. Ford)

	*	Director	November 19, 2013
(Michael D. Barnes)

	*	Director	November 19, 2013
(George P. Clancy, Jr.)

	*	Director	November 19, 2013
(James W. Dyke, Jr.)

	*	Director	November 19, 2013
(Melvyn J. Estrin)

	*	Director	November 19, 2013
(Nancy C. Floyd)

	*	Director	November 19, 2013
(Linda R. Gooden)

	*	Director	November 19, 2013
(James F. Lafond)

	*	Director	November 19, 2013
(Debra L. Lee)

*By:	/s/ Vincent L. Ammann, Jr.		November 19, 2013
(Vincent L. Ammann, Jr.)
Attorney-in-Fact

WGL HOLDINGS, INC. and WASHINGTON GAS LIGHT COMPANY 2013 Form 10-K

Exhibit Index

Exhibit	Description

12.1	Computation of Ratio of Earnings to Fixed Charges—WGL Holdings, Inc.

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—WGL Holdings, Inc.

12.3	Computation of Ratio of Earnings to Fixed Charges—Washington Gas Light Company.

12.4	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—Washington Gas Light Company.

21	Subsidiaries of WGL Holdings, Inc.

23	Consent of Deloitte & Touche LLP.

24	Power of Attorney

31.1	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vincent L. Ammann, Jr., the Senior Vice President and Chief Financial Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Vincent L. Ammann, Jr., the Senior Vice President and Chief Financial Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32

Certification of Terry D. McCallister, the Chairman and Chief Executive Officer, and Vincent L. Ammann, Jr., the Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.