Form 10-Q
period 2013-12-31
WGL HOLDINGS INC; WASHINGTON GAS LIGHT CO
filed 2014-02-06
CIK 1103601, 104819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2013

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

WGL Holdings, Inc. common stock, no par value, outstanding as of January 31, 2014: 51,860,763 shares.

All of the outstanding shares of common stock ($1 par value) of Washington Gas Light Company were held by WGL Holdings, Inc. as of January 31, 2014.

WGL Holdings, Inc.

Washington Gas Light Company

For the Quarter Ended December 31, 2013

(i)

WGL Holdings, Inc.

Washington Gas Light Company

INTRODUCTION

FILING FORMAT

This Quarterly Report on Form 10-Q is a combined report being filed by two separate registrants: WGL Holdings, Inc. (WGL) and Washington Gas Light Company (Washington Gas). Except where the content clearly indicates otherwise, any reference in the report to “WGL,” “we,” “us” or “our” is to the holding company or the consolidated entity of WGL Holdings, Inc. and all of its subsidiaries, including Washington Gas.

Part I — Financial information in this Quarterly Report on Form 10-Q includes separate financial statements (i.e. balance sheets, statements of income and comprehensive income and statements of cash flows) for WGL and Washington Gas. The Notes to Consolidated Financial Statements are also included and are presented on a combined basis for both WGL and Washington Gas. The Management’s Discussion and Analysis of Financial Condition and Results of Operations (Management’s Discussion) included under Item 2 is divided into two major sections for WGL and Washington Gas.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report, excluding historical information, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the outlook for earnings, revenues and other future financial business performance or strategies and expectations. Forward-looking statements are typically identified by words such as, but not limited to, “estimates,” “expects,” “anticipates,” “intends,” “believes,” “plans” and similar expressions, or future or conditional verbs such as “will,” “should,” “would” and “could.” Although the registrants, WGL and Washington Gas, believe such forward-looking statements are based on reasonable assumptions, they cannot give assurance that every objective will be achieved. Forward-looking statements speak only as of today, and the registrants assume no duty to update them. The following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

•	the level and rate at which costs and expenses are incurred and the extent to which they are allowed to be recovered from customers through the regulatory process in connection with constructing, operating and maintaining Washington Gas’ distribution system;

•	the ability to implement successful approaches to modify the current or future composition of gas delivered to customers or to remediate the effects of the current or future composition of gas delivered to customers, as a result of the introduction of gas from the Dominion Cove Point or Elba Island facilities to Washington Gas’ distribution system or changes in the composition of domestic natural gas as a result of liquids processing and new domestic sources of natural gas;

•	the availability of natural gas supply and interstate pipeline transportation and storage capacity;

•	the ability of natural gas producers, pipeline gatherers and natural gas processors to deliver natural gas into interstate pipelines for delivery by those interstate pipelines to the entrance points of Washington Gas’ distribution system as a result of factors beyond our control;

•	changes and developments in economic, competitive, political and regulatory conditions;

•	changes in capital and energy commodity market conditions;

•	changes in credit ratings of debt securities of WGL or Washington Gas that may affect access to capital or the cost of debt;

•	changes in credit market conditions and creditworthiness of customers and suppliers;

•	changes in relevant laws and regulations, including tax, environmental, pipeline integrity and employment laws and regulations;

•	legislative, regulatory and judicial mandates or decisions affecting business operations or the timing of recovery of costs and expenses;

•	the timing and success of business and product development efforts and technological improvements;

•	the pace of deregulation efforts and the availability of other competitive alternatives to our products and services;

•	changes in accounting principles;

(ii)

WGL Holdings, Inc.

Washington Gas Light Company

•	new commodity purchase and sales contracts or financial contracts and modifications in the terms of existing contracts that may materially affect fair value calculations under derivative accounting requirements;

•	the ability to manage the outsourcing of several business processes;

•	acts of nature;

•	terrorist activities and

•	other uncertainties.

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

(iii)

WGL Holdings, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

Part I—Financial Information

Item 1—Financial Statements

(In thousands)	December 31, 2013	September 30, 2013
ASSETS
Property, Plant and Equipment
At original cost	$4,169,718	$4,118,149
Accumulated depreciation and amortization	(1,222,359)	(1,210,686)
Net property, plant and equipment	2,947,359	2,907,463
Current Assets
Cash and cash equivalents	4,810	3,478
Receivables
Accounts receivable	399,577	229,544
Gas costs and other regulatory assets	10,328	10,825
Unbilled revenues	207,618	98,598
Allowance for doubtful accounts	(18,518)	(20,433)
Net receivables	599,005	318,534
Materials and supplies—principally at average cost	24,825	24,904
Storage gas	241,868	347,291
Deferred income taxes	25,714	24,522
Prepaid taxes	62,432	24,450
Other prepayments	38,202	29,922
Derivatives	23,461	35,315
Other	19,970	11,595
Total current assets	1,040,287	820,011
Deferred Charges and Other Assets
Regulatory assets
Gas costs	204,655	93,963
Pension and other post-retirement benefits	242,401	240,634
Other	65,917	66,010
Derivatives	9,160	26,306
Investment in direct financing leases, capital leases	23,042	23,390
Investment in unconsolidated affiliates	83,402	67,522
Other	15,303	14,761
Total deferred charges and other assets	643,880	532,586
Total Assets	$4,631,526	$4,260,060

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders’ equity	$1,272,861	$1,274,545
Washington Gas Light Company preferred stock	28,173	28,173
Long-term debt	599,223	524,067
Total capitalization	1,900,257	1,826,785
Current Liabilities
Current maturities of long-term debt	30,000	67,000
Notes payable	443,300	373,100
Accounts payable and other accrued liabilities	313,955	270,658
Wages payable	17,005	18,645
Accrued interest	10,462	3,399
Dividends declared	22,111	22,075
Customer deposits and advance payments	69,235	67,154
Gas costs and other regulatory liabilities	78,641	27,013
Accrued taxes	29,868	16,056
Derivatives	41,398	48,413
Other	34,396	36,564
Total current liabilities	1,090,371	950,077
Deferred Credits
Unamortized investment tax credits	74,868	46,378
Deferred income taxes	641,699	629,807
Accrued pensions and benefits	150,294	148,890
Asset retirement obligations	102,412	101,321
Regulatory liabilities
Accrued asset removal costs	320,134	321,266
Other	15,016	13,459
Derivatives	245,609	141,334
Other	90,866	80,743
Total deferred credits	1,640,898	1,483,198
Commitments and Contingencies (13)
Total Capitalization and Liabilities	$4,631,526	$4,260,060

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.

Condensed Consolidated Statements of Income (Unaudited)

Part I—Financial Information

Item 1—Financial Statements (continued)

	Three Months Ended December 31,
(In thousands, except per share data)	2013	2012
OPERATING REVENUES
Utility	$386,541	$347,933
Non-utility	293,756	338,803
Total Operating Revenues	680,297	686,736
OPERATING EXPENSES
Utility cost of gas	186,881	142,970
Non-utility cost of energy-related sales	305,351	299,149
Operation and maintenance	88,142	83,630
Depreciation and amortization	26,590	27,304
General taxes and other assessments	40,621	39,067
Total Operating Expenses	647,585	592,120
OPERATING INCOME	32,712	94,616
Equity in earnings of unconsolidated affiliates	490	245
Other income—net	219	429
Interest expense	8,992	9,193
INCOME BEFORE INCOME TAXES	24,429	86,097
INCOME TAX EXPENSE	5,470	33,379
NET INCOME	$18,959	$52,718
Dividends on Washington Gas Light Company preferred stock	330	330
NET INCOME APPLICABLE TO COMMON STOCK	$18,629	$52,388

AVERAGE COMMON SHARES OUTSTANDING
Basic	51,816	51,631
Diluted	51,827	51,688

EARNINGS PER AVERAGE COMMON SHARE
Basic	$0.36	$1.01
Diluted	$0.36	$1.01
DIVIDENDS DECLARED PER COMMON SHARE	$0.4200	$0.4000

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Part I—Financial Information

Item 1—Financial Statements (continued)

	Three Months Ended December 31,
(In thousands)	2013	2012
NET INCOME	$18,959	$52,718
OTHER COMPREHENSIVE INCOME, BEFORE INCOME TAXES:
Pension and other postretirement benefit plans
Change in prior service cost (credit)	(35)	(12)
Change in actuarial net loss	364	462
Change in transition obligation	—	9
Total pension and other postretirement benefit plans	$329	$459
INCOME TAX EXPENSE RELATED TO OTHER COMPREHENSIVE INCOME	130	182
OTHER COMPREHENSIVE INCOME	$199	$277
COMPREHENSIVE INCOME	$19,158	$52,995

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Part I—Financial Information

Item 1—Financial Statements (continued)

	Three Months Ended December 31,
(In thousands)	2013	2012
OPERATING ACTIVITIES
Net income	$18,959	$52,718
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH USED IN OPERATING ACTIVITIES
Depreciation and amortization	26,590	27,304
Amortization of:
Other regulatory assets and liabilities—net	360	238
Debt related costs	26	216
Deferred income taxes—net	4,953	26,486
Accrued/deferred pension cost	7,796	7,965
Compensation expense related to equity awards	691	1,214
Provision for doubtful accounts	1,920	4,010
Impairment loss on Springfield Operations Center	770	—
Other non-cash charges (credits)—net	1,165	1,569
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and unbilled revenues—net	(282,888)	(197,868)
Gas costs and other regulatory assets/liabilities—net	52,125	54,297
Storage gas	105,423	2,646
Prepaid taxes	(37,982)	(1,220)
Other prepayments	(8,280)	(10,293)
Accounts payable and other accrued liabilities	44,217	42,496
Wages payable	(1,640)	(2,012)
Customer deposits and advance payments	2,081	(9,765)
Unamortized investment tax credits	28,490	6,518
Accrued taxes	13,812	9,092
Accrued interest	7,063	7,374
Other current assets	3,558	(4,114)
Other current liabilities	(9,183)	(3,455)
Deferred gas costs—net	(110,692)	(50,159)
Deferred assets—other	(7,789)	14,939
Deferred liabilities—other	13,322	1,017
Derivatives—deferred	121,421	1,165
Other—net	(8,897)	655
Net Cash Used In Operating Activities	(12,609)	(16,967)
FINANCING ACTIVITIES
Common stock issued	—	281
Long-term debt issued	75,252	1,491
Long-term debt retired	(37,000)	—
Notes payable issued (retired)—net	70,200	113,700
Dividends on common stock and preferred stock	(22,089)	(19,688)
Other financing activities—net	1,415	(1,129)
Net Cash Provided by Financing Activities	87,778	94,655
INVESTING ACTIVITIES
Capital expenditures (excluding AFUDC)	(58,305)	(75,917)
Investments in non-utility interests	(15,532)	(8,116)
Distributions from non-utility interests	—	666
Net Cash Used in Investing Activities	(73,837)	(83,367)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,332	(5,679)
Cash and Cash Equivalents at Beginning of Year	3,478	10,263
Cash and Cash Equivalents at End of Period	$4,810	$4,584

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid—net	$7,376	$200
Interest paid	$1,789	$1,559
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Project debt financing activities—net	$253	$1,491
Capital expenditure accruals included in accounts payable and other accrued liabilities	$16,058	$18,781
Dividends paid in common stock	$1,312	$1,287

The accompanying notes are an integral part of these statements.

Washington Gas Light Company

Condensed Balance Sheets (Unaudited)

Part I—Financial Information

Item 1—Financial Statements (continued)

(In thousands)	December 31, 2013	September 30, 2013
ASSETS
Property, Plant and Equipment
At original cost	$3,939,507	$3,903,482
Accumulated depreciation and amortization	(1,188,730)	(1,178,600)
Net property, plant and equipment	2,750,777	2,724,882
Current Assets
Cash and cash equivalents	2	—
Receivables
Accounts receivable	220,522	91,405
Gas costs and other regulatory assets	10,328	10,825
Unbilled revenues	111,412	19,418
Allowance for doubtful accounts	(16,014)	(17,498)
Net receivables	326,248	104,150
Materials and supplies—principally at average cost	24,778	24,857
Storage gas	124,148	132,226
Deferred income taxes	26,180	27,000
Other prepayments	30,803	22,794
Receivables from associated companies	4,847	7,173
Derivatives	6,249	4,278
Other	2	—
Total current assets	543,257	322,478
Deferred Charges and Other Assets
Regulatory assets
Gas costs	204,655	93,963
Pension and other post-retirement benefits	241,230	239,434
Other	65,883	65,984
Derivatives	—	16,051
Other	12,403	11,597
Total deferred charges and other assets	524,171	427,029
Total Assets	$3,818,205	$3,474,389
CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$1,043,918	$1,024,583
Preferred stock	28,173	28,173
Long-term debt	599,223	524,067
Total capitalization	1,671,314	1,576,823
Current Liabilities
Current maturities of long-term debt	30,000	67,000
Notes payable	188,000	124,500
Accounts payable and other accrued liabilities	171,579	132,814
Wages payable	15,560	17,057
Accrued interest	10,462	3,399
Dividends declared	19,391	19,359
Customer deposits and advance payments	69,235	67,154
Gas costs and other regulatory liabilities	78,641	27,013
Accrued taxes	34,996	25,380
Payables to associated companies	35,952	20,557
Derivatives	26,678	24,749
Other	7,281	9,047
Total current liabilities	687,775	538,029
Deferred Credits
Unamortized investment tax credits	7,133	7,354
Deferred income taxes	627,652	611,453
Accrued pensions and benefits	148,882	147,479
Asset retirement obligations	101,044	99,972
Regulatory liabilities
Accrued asset removal costs	320,134	321,266
Other	15,016	13,459
Derivatives	188,639	106,144
Other	50,616	52,410
Total deferred credits	1,459,116	1,359,537
Commitments and Contingencies (Note 13)
Total Capitalization and Liabilities	$3,818,205	$3,474,389

The accompanying notes are an integral part of these statements.

Washington Gas Light Company

Condensed Statements of Income (Unaudited)

Part I—Financial Information

Item 1—Financial Statements (continued)

	Three Months Ended December 31,
(In thousands)	2013	2012
OPERATING REVENUES	$390,415	$355,817
OPERATING EXPENSES
Utility cost of gas	190,695	150,448
Operation and maintenance	72,072	70,393
Depreciation and amortization	25,041	26,488
General taxes and other assessments	37,378	36,451
Total Operating Expenses	325,186	283,780
OPERATING INCOME	65,229	72,037
Other income (expense)—net	(180)	139
Interest expense	8,879	9,095
INCOME BEFORE INCOME TAXES	56,170	63,081
INCOME TAX EXPENSE	17,363	24,364
NET INCOME	$38,807	$38,717
Dividends on preferred stock	330	330
NET INCOME APPLICABLE TO COMMON STOCK	$38,477	$38,387

The accompanying notes are an integral part of these statements.

Washington Gas Light Company

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Part I—Financial Information

Item 1—Financial Statements (continued)

	Three Months Ended December 31,
(In thousands)	2013	2012
NET INCOME	$38,807	$38,717
OTHER COMPREHENSIVE INCOME, BEFORE INCOME TAXES:
Pension and other postretirement benefit plans
Change in prior service cost (credit)	(35)	(12)
Change in actuarial net loss	364	462
Change in transition obligation	—	9
Total pension and other postretirement benefit plans	$329	$459
INCOME TAX EXPENSE RELATED TO OTHER COMPREHENSIVE INCOME	130	182
OTHER COMPREHENSIVE INCOME	$199	$277
COMPREHENSIVE INCOME	$39,006	$38,994

The accompanying notes are an integral part of these statements.

Washington Gas Light Company

Condensed Statements of Cash Flows (Unaudited)

Part I—Financial Information

Item 1—Financial Statements (continued)

	Three Months Ended December 31,
(In thousands)	2013	2012
OPERATING ACTIVITIES
Net income	$38,807	$38,717
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH USED IN OPERATING ACTIVITIES
Depreciation and amortization	25,041	26,488
Amortization of:
Other regulatory assets and liabilities—net	137	710
Debt related costs	187	487
Deferred income taxes—net	10,170	25,954
Accrued/deferred pension cost	7,682	7,899
Compensation expense related to equity awards	1,574	1,152
Provision for doubtful accounts	1,815	3,208
Impairment loss on Springfield Operations Center	770	—
Other non-cash charges (credits)—net	1,284	1,610
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable, unbilled revenues and receivables from associated companies—net	(222,084)	(152,234)
Gas costs and other regulatory assets/liabilities—net	52,125	54,297
Storage gas	8,078	9,500
Other prepayments	(8,009)	(6,924)
Accounts payable and other accrued liabilities, including payables to associated companies	59,119	6,982
Wages payable	(1,497)	(1,463)
Customer deposits and advance payments	2,081	(12,915)
Accrued taxes	9,616	8,087
Accrued interest	7,063	7,374
Other current assets	(1,894)	1,798
Other current liabilities	(1,766)	(2,728)
Deferred gas costs—net	(110,692)	(33,620)
Deferred assets—other	8,344	15,096
Deferred liabilities—other	1,866	(5,764)
Derivatives—deferred	84,424	(11,720)
Other—net	(1,635)	(30)
Net Cash Used In Operating Activities	(27,394)	(18,039)
FINANCING ACTIVITIES
Long-term debt issued	75,252	1,491
Long-term debt retired	(37,000)	—
Notes payable issued (retired)—net	63,500	96,200
Dividends on common stock and preferred stock	(19,373)	(18,912)
Other financing activities—net	(595)	(677)
Net Cash Provided by Financing Activities	81,784	78,102
INVESTING ACTIVITIES
Capital expenditures (excluding AFUDC)	(54,388)	(60,063)
Net Cash Used in Investing Activities	(54,388)	(60,063)
INCREASE IN CASH AND CASH EQUIVALENTS	2	—
Cash and Cash Equivalents at Beginning of Year	—	1
Cash and Cash Equivalents at End of Period	$2	$1

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid—net	$7,200	$—
Interest paid	$1,676	$1,461
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Project debt financing activities—net	$253	$1,491
Capital expenditure accruals included in accounts payable and other accrued liabilities	$11,471	$17,935

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1. ACCOUNTING POLICIES

Basis of Presentation

WGL Holdings, Inc. (WGL) is a holding company that owns all of the shares of common stock of Washington Gas Light Company (Washington Gas), a regulated natural gas utility, and all of the shares of common stock of Washington Gas Resources Corporation (Washington Gas Resources), Hampshire Gas Company (Hampshire) and Crab Run Gas Company. Washington Gas Resources owns all of the shares of common stock of four non-utility subsidiaries that include Washington Gas Energy Services, Inc. (WGEServices), Washington Gas Energy Systems, Inc. (WGESystems), WGL Midstream, Inc. (WGL Midstream) and WGSW, Inc. (WGSW). Except where the content clearly indicates otherwise, “WGL,” “we,” “us” or “our” refers to the holding company or the consolidated entity of WGL Holdings, Inc. and all of its subsidiaries. Unless otherwise noted, these notes apply equally to WGL and Washington Gas.

The interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Therefore, certain financial information and note disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) are omitted in this interim report. The interim consolidated financial statements and accompanying notes should be read in conjunction with the combined Annual Report on Form 10-K for WGL and Washington Gas for the fiscal year ended September 30, 2013. Due to the seasonal nature of our businesses, the results of operations for the periods presented in this report are not necessarily indicative of actual results for the full fiscal years ending September 30, 2014 and 2013 of either WGL or Washington Gas.

The accompanying unaudited financial statements for WGL and Washington Gas reflect all normal recurring adjustments that are necessary, in our opinion, to present fairly the results of operations in accordance with GAAP. Certain reclassifications have been recast to conform to current year presentation.

For a complete description of our accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements of the combined Annual Report on Form 10-K for WGL and Washington Gas for the fiscal year ended September 30, 2013.

Storage Gas Valuations

For Washington Gas and WGEServices, storage gas inventory is stated at the lower-of-cost or market as determined using the first-in, first-out method. For WGL Midstream, storage gas inventory is stated at the lower-of-cost or market using the weighted average cost method. For the three months ended December 31, 2013, WGL Midstream recorded a minimal reduction to net income for lower of cost or market adjustments. For the three months ended December 31, 2012, WGL Midstream recorded a reduction to net income of $8.4 million for lower-of cost or market adjustments.

In conjunction with optimizing Washington Gas’ storage capacity, storage gas inventory may be subject to lower-of-cost or market adjustments. For the three months ended December 31, 2013 and 2012, Washington Gas did not record any lower-of-cost or market adjustments related to its storage gas inventory.

Accounting Standards Adopted in the Current Fiscal Year

Balance Sheet Offsetting. In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. This standard amends the disclosure requirements on offsetting in ASC Topic 210 by requiring enhanced disclosures about financial instruments and derivative instruments that are either: (i) offset in accordance with existing guidance or (ii) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the balance sheet. In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of the Disclosures about Offsetting Assets and Liabilities. ASU 2013-01 limits the scope of the required disclosures to derivatives, repurchase agreements and securities borrowing and securities lending transactions. The disclosures are required irrespective of whether the transactions are offset in the statement of financial position. ASU 2011-11 and ASU 2013-01 were effective for us on October 1, 2013. As a result of the standard, additional disclosures regarding master netting arrangements were added to Note 8 - Derivatives and Weather-Related Instruments. The adoption of these standards did not otherwise affect our financial statements.

Comprehensive Income. In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This standard requires entities to (i) present information about reclassification adjustments from accumulated other comprehensive income (AOCI) to net income in their entirety – the effect on the reclassification on each affected net income line item and (ii) for AOCI reclassification

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

items that are not reclassified in their entirety into net income – a cross-reference to other required US GAAP disclosures. The reclassification information may be presented in a single note or on the face of the financial statements. ASU 2013-02 was effective for us on October 1, 2013. As a result of this standard, we have presented information about reclassification adjustments out of accumulated other comprehensive income in a new footnote to the financial statements. Refer to Note 15 – Changes in Accumulated Other Comprehensive Income for the details of this disclosure. The adoption of this standard did not otherwise affect our financial statements.

Other Newly Issued Accounting Standards

Income Taxes. In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This standard amends the disclosure requirement of ASC Topic 740 by requiring an unrecognized tax benefit, or a portion of an unrecognized tax benefit be presented in the financial statements as a reduction to a deferred tax asset in most circumstances. ASU 2013-11 will be effective for us on October 1, 2014. We do not expect the adoption of this standard to have a material effect on our financial statements.

NOTE 2. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

The tables below provide details for the amounts included in “Accounts payable and other accrued liabilities” on the balance sheets for both WGL and Washington Gas.

WGL Holdings, Inc.
(In millions)	December 31, 2013	September 30, 2013
Accounts payable—trade	$277.0	$216.3
Employee benefits and payroll accruals	14.2	23.4
Embedded derivatives and other accrued liabilities	22.7	30.9
Total	$313.9	$270.6

Washington Gas Light Company
(In millions)	December 31, 2013	September 30, 2013
Accounts payable—trade	$142.7	$99.7
Employee benefits and payroll accruals	13.5	21.4
Embedded derivatives and other accrued liabilities	15.3	11.7
Total	$171.5	$132.8

NOTE 3. SHORT-TERM DEBT

WGL and Washington Gas satisfy their short-term financing requirements through the sale of commercial paper or through bank borrowings. Due to the seasonal nature of the regulated utility and retail energy-marketing segments, short-term financing requirements can vary significantly during the year. Revolving credit agreements are maintained to support outstanding commercial paper and to permit short-term borrowing flexibility. WGL’s policy is to maintain bank credit facilities in amounts equal to or greater than the expected maximum commercial paper position. The following is a summary of committed credit available at December 31, 2013 and September 30, 2013.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Committed Credit Available (In millions)
As of December 31, 2013	WGL Holdings, Inc. (b)	Washington Gas	Total Consolidated
Committed credit agreements
Unsecured revolving credit facility, expires April 3, 2017(a)	$450.0	$350.0	$800.0
Less: Commercial Paper	(255.3)	(188.0)	(443.3)
Net committed credit available	$194.7	$162.0	$356.7

As of September 30, 2013	WGL Holdings, Inc. (b)	Washington Gas	Total Consolidated
Committed credit agreements
Unsecured revolving credit facility, expires April 3, 2017(a)	$450.0	$350.0	$800.0
Less: Commercial Paper	(248.6)	(124.5)	(373.1)
Net committed credit available	$201.4	$225.5	$426.9

(a)Both WGL and Washington Gas have the right to request extensions with the banks’ approval. WGL’s revolving credit facility permits it to borrow an additional $100 million, with the banks’ approval, for a total of $550 million. Washington Gas’ revolving credit facility permits it to borrow an additional $100 million, with the banks’ approval, for a total of $450 million.

(b)WGL Holdings, Inc. includes all subsidiaries other than Washington Gas Light Company.

At December 31, 2013 and September 30, 2013, WGL and its subsidiaries had outstanding notes payable in the form of commercial paper from revolving credit facilities of $443.3 million and $373.1 million, respectively, at a weighted average interest rate of 0.18% and 0.19%, respectively. At December 31, 2013 and September 30, 2013, there were no outstanding bank loans from WGL’s or Washington Gas’ revolving credit facilities.

NOTE 4. LONG-TERM DEBT

UNSECURED NOTES

Washington Gas issues unsecured Medium-Term Notes (MTNs) and private placement notes with individual terms regarding interest rates, maturities and call or put options. These notes can have maturity dates of one or more years from the date of issuance.

At December 31, 2013 and September 30, 2013, Washington Gas had the capacity under a shelf registration to issue up to $375.0 million and $450.0 million, respectively, of additional MTNs. At December 31, 2013 and September 30, 2013, outstanding MTNs and private placement notes were $621.0 million and $583.0 million at a weighted average interest rate of 5.86% and 5.91%, respectively.

The following table shows MTN and private placement issuances and retirements for the quarter ended December 31, 2013.

MTN and Private Placement Issuances and Retirements
($ In millions)	Principal	Interest Rate		Nominal Maturity Date
Quarter Ended December 31, 2013
Issuances:
12/5/2013	$75.0	5.00	%(a)	12/15/2043
Total	$75.0

Retirements:
11/7/2013	$37.0	4.88%		11/7/2013
Total	$37.0

(a)The estimated effective cost of the issued notes, including consideration of issuance fees and hedge costs, is 4.95%.

There were no MTN or private placement issuances or retirements for the year ended September 30, 2013.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

NOTE 5. COMMON SHAREHOLDERS’ EQUITY

The tables below reflect the components of “Common shareholders’ equity” for WGL and “Common shareholder’s equity” for Washington Gas for the three months ended December 31, 2013.

WGL Holdings, Inc.
Components of Common Shareholders’ Equity
(In thousands)	Common Stock Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total
Balance at September 30, 2013	$574,461	$10,710	$700,422	$(11,048)	$1,274,545
Net income	—	—	18,959	—	18,959
Other comprehensive income	—	—	—	199	199
Dividends reinvestment	1,503	—	—	—	1,503
Stock-based compensation	1,524	(1,744)	—	—	(220)
Dividends declared:
Common stock	—	—	(21,795)	—	(21,795)
Preferred stock	—	—	(330)	—	(330)
Balance at December 31, 2013	$577,488	$8,966	$697,256	$(10,849)	$1,272,861

Washington Gas Light Company
Components of Common Shareholder’s Equity
(In thousands)	Common Stock Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total
Balance at September 30, 2013	$46,479	$477,968	$511,184	$(11,048)	$1,024,583
Net income	—	—	38,807	—	38,807
Other comprehensive income	—	—	—	199	199
Stock-based compensation	—	(266)	—	—	(266)
Dividends declared:
Common stock	—	—	(19,075)	—	(19,075)
Preferred stock	—	—	(330)	—	(330)
Balance at December 31, 2013	$46,479	$477,702	$530,586	$(10,849)	$1,043,918

WGL had 51,841,665 and 51,774,204 shares issued of common stock at December 31, 2013 and September 30, 2013, respectively. Washington Gas had 46,479,536 shares issued of common stock at both December 31, 2013 and September 30, 2013.

NOTE 6. EARNINGS PER SHARE

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS assumes the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period unless the effect of such issuance would be anti-dilutive. The following table reflects the computation of our basic and diluted EPS for the three months ended December 31, 2013 and 2012.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Basic and Diluted EPS
(in thousands, except per share data)	Net Income Applicable to Common Stock	Shares	Per Share Amount
Three Months Ended December 31, 2013
Basic EPS	$18,629	51,816	$0.36

Stock-based compensation plans	—	11
Diluted EPS	$18,629	51,827	$0.36

Three Months Ended December 31, 2012
Basic EPS	$52,388	51,631	$1.01

Stock-based compensation plans	—	57
Diluted EPS	$52,388	51,688	$1.01

There were no anti-dilutive shares for the three months ended December 31, 2013 and December 31, 2012.

NOTE 7. INCOME TAXES

As of December 31, 2013 and September 30, 2013, our uncertain tax positions were approximately $25.6 million and $25.1 million, respectively, primarily due to the change in tax accounting for repairs. If the amounts of unrecognized tax benefits are eventually realized, it would not materially impact the effective tax rate. It is reasonably possible that the amount of the unrecognized tax benefit with respect to some of WGL’s and Washington Gas’ uncertain tax positions will significantly increase or decrease in the next 12 months, however at this time an estimate of the range of reasonably possible outcomes cannot be determined.

Washington Gas recognizes any accrued interest associated with uncertain tax positions in interest expense and recognizes any accrued penalties associated with uncertain tax positions in other expenses in the statements of income. During the three months ended December 31, 2013 and 2012, we accrued no expense for interest on uncertain tax positions. At both December 31, 2013 and September 30, 2013, we had a total accrual of $0.1 million of interest expense related to uncertain tax positions included in other deferred credits in the accompanying balance sheets.

Washington Gas charged the Maryland portion of the Medicare Part D (Med D) regulatory asset to tax expense during the fiscal year ended September 30, 2012 based on positions taken by the Maryland Public Service Commission (PSC of MD) in Washington Gas’ rate case during that fiscal year that did not permit recovery. Washington Gas received an order during the three months ended December 31, 2013 in its recent rate case from the PSC of MD that will allow recovery of the Med D Regulatory Asset. Therefore, the tax benefit has been recognized to reinstate the regulatory asset which results in a decrease in the effective rate for the fiscal year ended September 30, 2014. Under ASC 740 – Income Taxes, the full impact of this item is being recognized and makes a significant change to WGL’s and Washington Gas’ effective tax rate for the three months ended December 31, 2013. The Med D adjustment results in an effective tax rate at December 31, 2013 of 22.4%, although WGL currently expects to have an effective tax rate of approximately 34.9% for the entire fiscal year ended September 30, 2014. The Med D adjustment results in an effective tax rate for Washington Gas of 30.9% at December 31, 2013, although Washington Gas currently expects to have an effective tax rate of approximately 35.0% for the entire fiscal year ended September 30, 2014.

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

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Asset Optimization. Washington Gas optimizes the value of its long-term natural gas transportation and storage capacity resources during periods when these resources are not being used to physically serve utility customers. Specifically, Washington Gas utilizes its transportation capacity assets to benefit from favorable natural gas prices between different geographic locations and its storage capacity assets to benefit from favorable natural gas prices between different time periods. As part of this asset optimization program, Washington Gas enters into physical and financial derivative transactions in the form of forward, futures and option contracts with the primary objective of locking in operating margins that Washington Gas will ultimately realize. The derivatives used under this program are subject to mark-to-market accounting treatment while the capacity and transportation resources are not.

Regulatory sharing mechanisms allow the profit from these transactions to be shared between Washington Gas’ shareholders and customers; therefore, any changes in fair value are recorded through earnings, or as regulatory assets or liabilities to the extent that gains and losses associated with these derivative instruments will be included in the rates charged to customers when they are realized. Valuation changes for the portion of net profits to be retained for shareholders may cause significant period-to-period volatility in earnings from unrealized gains and losses. This volatility does not change the locked-in operating margins that Washington Gas expects to ultimately realize from these transactions through the use of its storage and transportation capacity resources.

All physically and financially settled contracts under our asset optimization program are reported on a net basis in the statements of income in “Utility cost of gas.” Total net margins recorded to “Utility cost of gas” after sharing and management fees associated with all asset optimization transactions for the three months ended December 31, 2013 was a loss of $19.8 million including an unrealized loss of $26.2 million. During the three months ended December 31, 2012 we recorded a loss of $5.0 million including an unrealized loss of $8.7 million.

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

Managing Interest-Rate Risk. Washington Gas utilizes derivative instruments that are designed to minimize the risk of interest-rate volatility associated with planned issuances of debt securities. Any gains and losses associated with these types of derivatives are recorded as regulatory liabilities or assets, respectively, and amortized in accordance with regulatory requirements, typically over the life of the newly issued debt.

Non-Utility Operations

WGEServices enters into certain derivative contracts as part of managing the price risk associated with the sale and purchase of natural gas and electricity. WGL Midstream enters into derivative contracts for the purpose of optimizing its storage and transportation capacity as well as managing the transportation and storage assets on behalf of third parties. Washington Gas Resources has warrants to purchase stock from ASD Holdings, Inc., that are accounted for as derivative instruments. Derivative instruments are recorded at fair value on our consolidated balance sheets. As the storage and transportation capacity utilized by WGL Midstream are not considered to be derivative instruments, they are not recorded at fair value on our consolidated balance sheets. WGEServices, WGL Midstream and Washington Gas Resources do not designate these derivatives as hedges under ASC Topic 815; therefore, changes in the fair value of these derivative instruments are reflected in the earnings of our non-utility operations and may cause significant period-to-period volatility in earnings.

Consolidated Operations

Reflected in the tables below is information for WGL as well as Washington Gas. The information for WGL includes derivative instruments for both utility and non-utility operations.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

At December 31, 2013 and September 30, 2013, respectively, the absolute notional amounts of our derivatives are as follows:

Absolute Notional Amounts

of Open Positions on Derivative Instruments

As of December 31, 2013	Notional Amounts
Derivative transactions	WGL Holdings, Inc.	Washington Gas Light Company
Natural Gas (In millions of therms)
Asset optimization	12,771.7	11,010.0
Retail sales	83.0	—
Other risk-management activities	1,763.5	1,442.5
Electricity (In millions of kWhs)
Retail sales	4,684.0	—
Other risk-management activities	19,151.0	—
Warrants (In millions of shares)	4.6	—

Absolute Notional Amounts

of Open Positions on Derivative Instruments

As of September 30, 2013	Notional Amounts
Derivative transactions	WGL Holdings, Inc.	Washington Gas Light Company
Natural Gas (In millions of therms)
Asset optimization	13,289.6	11,115.8
Retail sales	98.9	—
Other risk-management activities	1,803.6	1,455.7
Electricity (In millions of kWhs)
Retail sales	4,790.2	—
Other risk-management activities	17,647.9	—
Warrants (In millions of shares)	4.6	—
Interest Rate Swaps (In millions of dollars)(a)	75.0	75.0

(a) The fair value of our interest rate swaps was minimal at 9/30/13.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

The following tables present the balance sheet classification for all derivative instruments as of December 31, 2013 and September 30, 2013.

WGL Holdings, Inc.

Balance Sheet Classification of Derivative Instruments

(In millions)
As of December 31, 2013	Gross Derivative Assets	Gross Derivative Liabilities	Netting of Collateral	Total(a)
Current Assets — Derivatives	$35.6	$(12.1)	$—	$23.5
Deferred Charges and Other Assets — Derivatives	9.2	—	—	9.2
Accounts Payable and Other Accrued Liabilities	0.4	—	—	0.4
Current Liabilities — Derivatives	10.3	(54.2)	2.5	(41.4)
Deferred Credits — Derivatives	27.5	(275.7)	2.6	(245.6)
Total	$83.0	$(342.0)	$5.1	$(253.9)

As of September 30, 2013
Current Assets — Derivatives	$57.3	$(19.3)	$(2.7)	$35.3
Deferred Charges and Other Assets — Derivatives	57.4	(31.1)	—	26.3
Accounts Payable and Other Accrued Liabilities	1.5	—	—	1.5
Current Liabilities — Derivatives	4.1	(53.4)	0.9	(48.4)
Deferred Credits — Derivatives	—	(144.0)	2.7	(141.3)
Total	$120.3	$(247.8)	$0.9	$(126.6)

Washington Gas Light Company Balance Sheet Classification of Derivative Instruments
(In millions)
As of December 31, 2013	Gross Derivative Assets	Gross Derivative Liabilities	Netting of Collateral	Total(a)
Current Assets — Derivatives	$10.9	$(4.7)	$—	$6.2
Deferred Charges and Other Assets — Derivatives	—	—	—	—
Current Liabilities — Derivatives	7.4	(34.1)	—	(26.7)
Deferred Credits — Derivatives	27.2	(215.8)	—	(188.6)
Total	$45.5	$(254.6)	$—	$(209.1)

As of September 30, 2013
Current Assets — Derivatives	$19.3	$(12.3)	$(2.7)	$4.3
Deferred Charges and Other Assets — Derivatives	47.2	(31.1)	—	16.1
Current Liabilities — Derivatives	1.5	(26.2)	—	(24.7)
Deferred Credits — Derivatives	—	(106.1)	—	(106.1)
Total	$68.0	$(175.7)	$(2.7)	$(110.4)

(a)WGL has elected to offset the fair value of recognized derivative instruments against the right to reclaim or the obligation to return collateral for derivative instruments executed under the same master netting arrangement in accordance with ASC 815. All recognized derivative contracts and associated financial collateral subject to a master netting arrangement or similar that is eligible for offset under ASC 815 have been presented net in the balance sheet.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

The following table presents all gains and losses associated with derivative instruments for the three months ended December 31, 2013 and 2012.

Gains and Losses on Derivative Instruments

(In millions)	WGL Holdings, Inc.		Washington Gas Light Company
Three Months Ended December 31,	2013	2012	2013	2012
Recorded to income
Operating revenues—non-utility	$(48.5)	$12.2	$—	$—
Utility cost of gas	(27.3)	(7.2)	(27.3)	(7.2)
Non-utility cost of energy-related sales	16.3	(7.5)	—	—
Other income-net	0.1	0.1	—	—
Recorded to regulatory assets
Gas costs	(78.3)	(11.9)	(78.3)	(11.9)
Total	$(137.7)	$(14.3)	$(105.6)	$(19.1)

Collateral

WGL utilizes standardized master netting agreements, which facilitate the netting of cash flows into a single net exposure for a given counterparty. As part of these master netting agreements, cash, letters of credit, and parental guarantees may be required to be posted to or obtained from counterparties in order to mitigate credit risk related to both derivative and non-derivative positions. Under WGL’s offsetting policy, collateral balances are offset against the related counterparties’ derivative positions to the extent the application would not result in the over-collateralization of those derivative positions on the balance sheet. At December 31, 2013, Washington Gas, WGEServices and WGL Midstream posted $3.8 million, $12.6 million and $9.6 million, respectively, of collateral deposits with counterparties that were not offset against open and settled derivative contracts. At September 30, 2013, Washington Gas, WGEServices and WGL Midstream posted $3.0 million, $12.1 million and $8.1 million, respectively, of collateral deposits with counterparties that were not offset against open and settled derivative contracts. In addition, at December 31, 2013 and September 30, 2013, Washington Gas held $10.2 million and $4.6 million, respectively of cash collateral representing an obligation to counterparties that was not offset against open and settled derivative contracts. Any collateral posted that is not offset against open and settled derivative contracts is included in “Other prepayments” in the accompanying balance sheet. Collateral received and not offset against open and settled derivative contracts is included in “Customer deposits and advance payments” in the accompanying balance sheet.

Certain derivative instruments of Washington Gas, WGEServices and WGL Midstream contain contract provisions that require collateral to be posted if the credit rating of WGL falls below certain levels or if counterparty exposure to WGEServices or WGL Midstream exceeds a certain level. Due to counterparty exposure levels, at December 31, 2013, WGEServices posted $5.1 million of collateral related to its derivative liabilities that contained credit-related contingent features. At September 30, 2013, WGEServices posted $3.6 million of collateral related to these aforementioned derivative liabilities. Washington Gas and WGL Midstream were not required to post any collateral related to its derivative liabilities that contained credit-related contingent features at December 31, 2013 or September 30, 2013. The following table shows the aggregate fair value of all derivative instruments with credit-related contingent features that are in a liability position, as well as the maximum amount of collateral that would be required if the most intrusive credit-risk-related contingent features underlying these agreements were triggered on December 31, 2013 and September 30, 2013, respectively.

Potential Collateral Requirements for Derivative Liabilities

with Credit-risk-Contingent Features

(In millions)	WGL Holdings, Inc.	Washington Gas Light Company
December 31, 2013
Derivative liabilities with credit-risk-contingent features	$63.5	$38.0
Maximum potential collateral requirements	27.0	3.9
September 30, 2013
Derivative liabilities with credit-risk-contingent features	$77.0	$44.7
Maximum potential collateral requirements	33.6	1.7

Washington Gas, WGEServices and WGL Midstream do not enter into derivative contracts for speculative purposes.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Concentration of Credit Risk

We are exposed to credit risk from derivative instruments that reflect certain agreements with wholesale counterparties. Our credit policies are designed to mitigate this credit risk by requiring credit enhancements including, but not limited to, letters of credit, parent guarantees and cash collateral when deemed necessary. For certain counterparties or their guarantors that meet our specified creditworthiness criteria, Washington Gas, WGEServices and WGL Midstream grant unsecured credit, which we continuously monitor. Additionally, Washington Gas, WGEServices and WGL Midstream have separate agreements with wholesale counterparties that contain netting provisions to allow offsetting of the receivable and payable exposure related to each counterparty. At December 31, 2013, two counterparties represented over 10% of Washington Gas’ credit exposure to wholesale derivative counterparties for a total credit risk of $4.4 million; four counterparties represented over 10% of WGEServices’ credit exposure to wholesale counterparties for a total credit risk of $0.7 million; and two counterparties represented over 10% of WGL Midstream’s credit exposure to wholesale counterparties for a total credit risk of $11.0 million.

WEATHER-RELATED INSTRUMENTS

Washington Gas did not use any weather-related instruments during the three months ended December 31, 2013. During the three months ended December 31, 2012, Washington Gas used Heating Degree Day (HDD) weather-related instruments to manage its financial exposure to variations from normal weather in the District of Columbia. Under these contracts, Washington Gas purchased protection against net revenue shortfalls due to warmer-than-normal weather and sold to its counterparty the right to receive the benefit when weather is colder than normal. Washington Gas elected to value all weather-related instruments at fair value.

Gains and losses associated with Washington Gas’ weather-related instruments are recorded to “Operation and maintenance” expense. During the three months ended December 31, 2012, Washington Gas recorded a pre-tax net gain of $0.6 million related to weather instruments.

WGEServices utilizes weather-related instruments for managing the financial effects of weather risks. These instruments cover a portion of WGEServices’ estimated revenue or energy-related cost exposure to variations in heating or cooling degree days. These contracts provide for payment to WGEServices of a fixed-dollar amount for every degree day over or under specific levels during the calculation period depending upon the type of contract executed. For the three months ended December 31, 2013 and December 31, 2012, WGEServices recorded a pre-tax loss of $1.1 million and a pre-tax gain of $0.4 million, respectively, related to these contracts.

NOTE 9. FAIR VALUE MEASUREMENTS

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

We enter into derivative contracts in the futures and over-the-counter (OTC) wholesale and retail markets. These markets are the principal markets for the respective wholesale and retail contracts. Our relevant market participants are our existing counterparties and others who have participated in energy transactions at our delivery points. These participants have access to the same market data as WGL. We value our derivative contracts based on an “in-exchange” premise, and valuations are generally based on pricing service data or indicative broker quotes depending on the market location. We measure the net credit exposure at the counterparty level where the right to set-off exists. The net exposure is determined using the mark-to-market exposure adjusted for collateral, letters of credit and parent guarantees. We use published default rates from Standard & Poor’s Ratings Services and Moody’s Investors Service as inputs for determining credit adjustments.

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

Level 2. Level 2 of the fair value hierarchy consists of assets or liabilities that are valued using directly or indirectly observable inputs either corroborated with market data or based on exchange traded market data. Level 2 includes fair values based on industry-standard valuation techniques that consider various assumptions: (i) quoted forward prices, including the use of mid-market pricing within a bid/ask spread; (ii) discount rates; (iii) implied volatility and (iv) other economic factors. Substantially all of these assumptions are observable throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the relevant market. At December 31, 2013 and September 30, 2013, Level 2 financial assets and liabilities included energy-related derivatives such as financial contracts, options and physical forward contracts for deliveries at active market locations.

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

Our Risk Analysis and Mitigation (RA&M) Group determines the valuation policies and procedures. The RA&M Group reports to WGL’s Chief Financial Officer. In accordance with WGL’s valuation policy, we may utilize a variety of valuation methodologies to fair value Level 3 derivative contracts including internally developed valuation inputs and pricing models. The prices used in our valuations are corroborated using multiple pricing sources, and we periodically conduct assessments to determine whether each valuation model is appropriate for its intended purpose. The RA&M Group also evaluates changes in fair value measurements on a daily basis.

At December 31, 2013 and September 30, 2013, Level 3 derivative assets and liabilities included: (i) physical contracts valued with significant basis adjustments to observable market data when delivery is to inactive market locations; (ii) long-dated positions where observable pricing is not available over the life of the contract; (iii) contracts valued using historical volatility assumptions; (iv) valuations using indicative broker quotes for inactive market locations and (v) non-publicly traded stock warrants.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

The following tables set forth financial instruments recorded at fair value as of December 31, 2013 and September 30, 2013, respectively. A financial instrument’s classification within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy.

WGL Holdings, Inc.
Fair Value Measurements Under the Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Total
At December 31, 2013
Assets
Natural gas related derivatives	$—	$44.2	$17.7	$61.9
Electricity related derivatives	—	0.1	19.8	19.9
Warrants	—	—	1.2	1.2
Total Assets	$—	$44.3	$38.7	$83.0

Liabilities
Natural gas related derivatives	$—	$(34.2)	$(282.2)	$(316.4)
Electricity related derivatives	—	(4.1)	(21.5)	(25.6)
Total Liabilities	$—	$(38.3)	$(303.7)	$(342.0)

At September 30, 2013
Assets
Natural gas related derivatives	$—	$72.3	$21.5	$93.8
Electricity related derivatives	—	—	25.4	25.4
Warrants	—	—	1.1	1.1
Total Assets	$—	$72.3	$48.0	$120.3

Liabilities
Natural gas related derivatives	$—	$(41.1)	$(176.7)	$(217.8)
Electricity related derivatives	—	(7.0)	(23.0)	(30.0)
Total Liabilities	$—	$(48.1)	$(199.7)	$(247.8)

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Washington Gas Light Company

Fair Value Measurements Under the Fair Value Hierarchy

(In millions)	Level 1	Level 2	Level 3	Total
At December 31, 2013
Assets
Natural gas related derivatives	$—	$30.6	$14.9	$45.5
Total Assets	$—	$30.6	$14.9	$45.5

Liabilities
Natural gas related derivatives	$—	$(19.7)	$(234.9)	$(254.6)
Total Liabilities	$—	$(19.7)	$(234.9)	$(254.6)

At September 30, 2013
Assets
Natural gas related derivatives	$—	$51.0	$17.0	$68.0
Total Assets	$—	$51.0	$17.0	$68.0

Liabilities
Natural gas related derivatives	$—	$(25.1)	$(150.6)	$(175.7)
Total Liabilities	$—	$(25.1)	$(150.6)	$(175.7)

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

The following table includes quantitative information about the significant unobservable inputs used in the fair value measurement of our Level 3 financial instruments and the respective fair values of the net derivative asset and liability positions, by contract type, as of December 31, 2013 and September 30, 2013.

Quantitative Information about Level 3 Fair Value Measurements
	Net Fair Value December 31, 2013	Valuation Techniques	Unobservable Inputs	Range

WGL Holdings, Inc.	(In millions)
Natural gas related derivatives	($264.5)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($1.594) - $3.205
		Option Model	Natural Gas Basis Price (per dekatherm)	($0.372) - $1.545
			Annualized Volatility of Spot Market Natural Gas	34.6% - 276.6%
Electricity related derivatives	($1.7)	Discounted Cash Flow	Electricity Congestion Price (per megawatt hour)	($1.888) - $66.200
		Load-Shaping Option Model	Electricity Congestion Price (per megawatt hour)	$31.965 - $71.186

Washington Gas Light Company
Natural gas related derivatives	($220.0)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($1.594) - $3.205
		Option Model	Natural Gas Basis Price (per dekatherm)	$0.027 - $1.545
			Annualized Volatility of Spot Market Natural Gas	46.8% - 276.6%

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Quantitative Information about Level 3 Fair Value Measurements
	Net Fair Value September 30, 2013	Valuation Techniques	Unobservable Inputs	Range

WGL Holdings, Inc.	(In millions)
Natural gas related derivatives	($155.2)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($1.780) - $2.205
		Option Model	Natural Gas Basis Price (per dekatherm)	($0.181) - $0.628
			Annualized Volatility of Spot Market Natural Gas	34.6% - 276.6%
Electricity related derivatives	$2.4	Discounted Cash Flow	Electricity Congestion Price (per megawatt hour)	($1.995) - $64.15

Washington Gas Light Company
Natural gas related derivatives	($133.6)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($1.780) - $2.205
		Option Model	Natural Gas Basis Price (per dekatherm)	$0.024 - $0.628
			Annualized Volatility of Spot Market Natural Gas	46.8% - 276.6%

The following tables are a summary of the changes in the fair value of our derivative instruments that are measured at net fair value on a recurring basis in accordance with ASC Topic 820 using significant Level 3 inputs during the three months ended December 31, 2013 and 2012, respectively.

WGL Holdings, Inc. Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Three Months Ended December 31, 2013
Balance at October 1, 2013	$(155.2)	$2.4	$—	$1.1	$(151.7)
Realized and unrealized gains (losses)
Recorded to income	(46.7)	(7.9)	—	0.1	(54.5)
Recorded to regulatory assets — gas costs	(72.0)	—	—	—	(72.0)
Purchases	—	1.4	—	—	1.4
Settlements	9.4	2.4	—	—	11.8
Balance at December 31, 2013	$(264.5)	$(1.7)	$—	$1.2	$(265.0)

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

WGL Holdings, Inc. Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Three Months Ended December 31, 2012
Balance at October 1, 2012	$39.6	$2.8	$(0.5)	$0.9	$42.8
Realized and unrealized gains (losses)
Recorded to income	(8.6)	(10.9)	0.6	0.1	(18.8)
Recorded to regulatory assets — gas costs	(12.1)	—	—	—	(12.1)
Purchases	—	2.5	—	—	2.5
Settlements	2.6	10.2	—	—	12.8
Balance at December 31, 2012	$21.5	$4.6	$0.1	$1.0	$27.2

Washington Gas Light Company Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Three Months Ended December 31, 2013
Balance at October 1, 2013	$(133.6)	$—	$—	$—	$(133.6)
Realized and unrealized gains (losses)
Recorded to income	(23.4)	—	—	—	(23.4)
Recorded to regulatory assets — gas costs	(72.0)	—	—	—	(72.0)
Settlements	9.0	—	—	—	9.0
Balance at December 31, 2013	$(220.0)	$—	$—	$—	$(220.0)

Washington Gas Light Company

Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs

(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Three Months Ended December 31, 2012
Balance at October 1, 2012	$35.6	$—	$(0.5)	$—	$35.1
Realized and unrealized gains (losses)
Recorded to income	(7.7)	—	0.6	—	(7.1)
Recorded to regulatory assets — gas costs	(12.1)	—	—	—	(12.1)
Settlements	2.0	—	—	—	2.0
Balance at December 31, 2012	$17.8	$—	$0.1	$—	$17.9

Transfers between different levels of the fair value hierarchy may occur based on the level of observable inputs used to value the instruments from period to period. It is our policy to show both transfers into and out of the different levels of the

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

fair value hierarchy at the fair value as of the beginning of the reporting period. There were no transfers in or out of Level 3 for the three months ended December 31, 2013 or 2012 for WGL or Washington Gas.

The table below sets forth the line items on the statements of income to which amounts are recorded for the three months ended December 31, 2013 and 2012, respectively, related to fair value measurements using significant Level 3 inputs.

WGL Holdings, Inc. Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
Three Months Ended December 31, 2013
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Operating revenues — non-utility	$(25.8)	$(10.0)	$—	$—	$(35.8)
Utility cost of gas	(23.4)	—	—	—	(23.4)
Other income-net	—	—	—	0.1	0.1
Non-utility cost of energy-related sales	2.5	2.1	—	—	4.6
Total	$(46.7)	$(7.9)	$—	$0.1	$(54.5)

WGL Holdings, Inc.

Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements

Three Months Ended December 31, 2012
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Operating revenues — non-utility	$(0.5)	$(1.1)	$—	$—	$(1.6)
Utility cost of gas	(7.7)	—	—	—	(7.7)
Other income-net	—	—	—	0.1	0.1
Non-utility cost of energy-related sales	(0.4)	(9.8)	—	—	(10.2)
Operation and maintenance expense	—	—	0.6	—	0.6
Total	$(8.6)	$(10.9)	$0.6	$0.1	$(18.8)

Washington Gas Light Company Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
Three Months Ended December 31, 2013
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Utility cost of gas	$(23.4)	$—	$—	$—	$(23.4)
Total	$(23.4)	$—	$—	$—	$(23.4)

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Washington Gas Light Company Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
Three Months Ended December 31, 2012
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Utility cost of gas	$(7.7)	$—	$—	$—	$(7.7)
Operation and maintenance expense	—	—	0.6	—	0.6
Total	$(7.7)	$—	$0.6	$—	$(7.1)

Unrealized gains (losses) attributable to derivative assets and liabilities measured using significant Level 3 inputs were recorded as follows, for the three months ended December 31, 2013 and 2012, respectively.

WGL Holdings, Inc. Unrealized Gains (Losses) Recorded for Level 3 Measurements
Three Months Ended December 31, 2013
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Recorded to income
Operating revenues — non-utility	$(25.2)	$(5.0)	$—	$—	$(30.2)
Utility cost of gas	(22.9)	—	—	—	(22.9)
Non-utility cost of energy-related sales	2.3	1.0	—	—	3.3
Other income — net	—	—	—	0.1	0.1
Recorded to regulatory assets — gas costs	(71.1)	—	—	—	(71.1)
Total	$(116.9)	$(4.0)	$—	$0.1	$(120.8)

WGL Holdings, Inc. Unrealized Gains (Losses) Recorded for Level 3 Measurements
Three Months Ended December 31, 2012
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Recorded to income
Operating revenues — non-utility	$0.3	$4.3	$—	$—	$4.6
Utility cost of gas	(7.5)	—	—	—	(7.5)
Non-utility cost of energy-related sales	0.6	9.2	—	—	9.8
Other income-net	—	—	—	0.1	0.1
Operation and maintenance expense	—	—	0.6	—	0.6
Recorded to regulatory assets — gas costs	(11.9)	—	—	—	(11.9)
Total	$(18.5)	$13.5	$0.6	$0.1	$(4.3)

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Washington Gas Light Company Unrealized Gains (Losses) Recorded for Level 3 Measurements
Three Months Ended December 31, 2013
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Recorded to income
Utility cost of gas	$(22.9)	$—	$—	$—	$(22.9)
Recorded to regulatory assets — gas costs	(71.1)	—	—	—	(71.1)
Total	$(94.0)	$—	$—	$—	$(94.0)

Washington Gas Light Company Unrealized Gains (Losses) Recorded for Level 3 Measurements
Three Months Ended December 31, 2012
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Recorded to income
Utility cost of gas	$(7.5)	$—	$—	$—	$(7.5)
Operation and maintenance expense	—	—	0.6	—	0.6
Recorded to regulatory assets — gas costs	(11.9)	—	—	—	(11.9)
Total	$(19.4)	$—	$0.6	$—	$(18.8)

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the carrying amounts and estimated fair values of our financial instruments at December 31, 2013 and September 30, 2013.

WGL Holdings, Inc. Fair Value of Financial Instruments
	December 31, 2013		September 30, 2013
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Money market funds(a)	$6.8	$6.8	$6.5	$6.5
Other short-term investments(a)	$0.2	$0.2	$0.1	$0.1
Commercial paper (b)	$443.3	$443.3	$373.1	$373.1
Long-term debt(c)	$599.3	$688.7	$524.1	$630.2

Washington Gas Light Company

Fair Value of Financial Instruments

	December 31, 2013		September 30, 2013
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Money market funds(a)	$3.2	$3.2	$3.1	$3.1
Other short-term investments(a)	$0.2	$0.2	$0.1	$0.1
Commercial paper (b)	$188.0	$188.0	$124.5	$124.5
Long-term debt(c)	$599.3	$688.7	$524.1	$630.2

(a)	Balance is located in cash and cash equivalents in the accompanying balance sheets. These amounts may be offset by outstanding checks.
(b)	Balance is located in notes payable in the accompanying balance sheets.
(c)	Excludes current maturities and unamortized discounts.

Our money market funds are Level 1 valuations and their carrying amount approximates fair value. Other short-term investments are primarily overnight investment accounts; therefore, their carrying amount approximates fair value based on Level 2 inputs. The maturity of our commercial paper outstanding at both December 31, 2013 and September 30, 2013 is under 30 days. Due to the short term nature of these notes, the carrying cost of our commercial paper approximates fair value using Level 2 inputs. Washington Gas’ long-term debt is not actively traded. The fair value of long-term debt was estimated based on the quoted market prices of the U.S. Treasury issues having a similar term to maturity, adjusted for Washington Gas’ credit quality. Our long-term debt fair value measurement is classified as Level 3.

Non Recurring Basis

During the three months ended December 31, 2013, Washington Gas impaired its previous operation facility by reducing the carrying amount of $22.3 million down to its fair value of $21.5 million, resulting in an impairment charge of $0.8 million based on the progress made towards selling the facility. During the fiscal year ended September 30, 2013, Washington Gas impaired this facility by reducing the carrying amount of $24.9 million down to its fair value of $22.3 million, resulting in an impairment charge of $2.6 million. The fair value of this facility is a Level 3 measurement. At September 30, 2013, the facility was valued using the discounted cash value model that incorporated the anticipated sale proceeds indicated through a comparable analysis, incorporating expected market trends, prepared by an independent consultant and the estimated costs to carry the asset until a sale is completed. The December 31, 2013 valuation is based on the progress in the efforts to sell the property.

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

•

Commercial Energy Systems – The commercial energy systems segment consists of WGESystems and WGSW. WGES provides design-build energy efficient and sustainable solutions including commercial solar, energy efficiency and combined heat and power projects to government and commercial clients. WGSW is a holding company formed to invest in alternative energy assets.

•	Midstream Energy Services – The midstream energy services segment consists of WGL Midstream, which engages in acquiring, managing and optimizing natural gas storage and transportation assets.

Activities and transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our four operating segments, are aggregated as “Other Activities” and included as part of non-utility operations in the Operating Segment Financial Information presented below. Administrative and business development activity costs associated with WGL and Washington Gas Resources are included in this segment.

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

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

The following tables present operating segment information for the three months ended December 31, 2013 and 2012.

Operating Segment Financial Information

		Non-Utility Operations
(In thousands)	Regulated Utility	Retail Energy-Marketing	Commercial Energy Systems	Midstream Energy Services	Other Activities	Eliminations (b)	Consolidated
Three Months Ended December 31, 2013
Operating revenues (a)	$390,415	$322,938	$4,717	$(33,173)	$—	$(4,600)	$680,297
Operating expenses:
Cost of energy-related sales	190,695	303,268	3,145	—	—	(4,876)	492,232
Operation	57,430	11,251	1,474	1,124	3,004	17	74,300
Maintenance	13,842	—	—	—	—	—	13,842
Depreciation and amortization	25,369	174	1,093	31	—	(77)	26,590
General taxes and other assessments:
Revenue taxes	24,671	1,947	1	—	—	—	26,619
Other	12,775	1,068	52	87	21	(1)	14,002
Total operating expenses	$324,782	$317,708	$5,765	$1,242	$3,025	$(4,937)	$647,585
Operating income (loss)	65,633	5,230	(1,048)	(34,415)	(3,025)	337	32,712
Equity in earnings of unconsolidated affiliates	—	—	284	206	—	—	490
Other income (expense)-net	(180)	61	65	(83)	356	—	219
Interest expense	8,879	—	—	—	113	—	8,992
Dividends on Washington Gas preferred stock	330	—	—	—	—	—	330
Income tax expense (benefit)	17,523	1,976	(562)	(12,504)	(1,099)	136	5,470
Net income (loss) applicable to common stock	$38,721	$3,315	$(137)	$(21,788)	$(1,683)	$201	$18,629
Total assets at December 31, 2013	$3,828,709	$418,633	$380,241	$171,420	$299,769	$(467,246)	$4,631,526
Capital expenditures	$55,092	$75	$3,138	$—	$—	$—	$58,305
Equity method investments at December 31, 2013	$—	$—	$66,526	$10,813	$413	$—	$77,752

Three Months Ended December 31, 2012
Operating revenues (a)	$355,817	$324,059	$11,985	$2,854	$—	$(7,979)	$686,736
Operating expenses:
Cost of energy-related sales	150,448	290,133	9,111	—	—	(7,573)	442,119
Operation	58,208	11,359	1,232	844	791	(254)	72,180
Maintenance	11,450	—	—	—	—	—	11,450
Depreciation and amortization	26,792	175	459	31	—	(153)	27,304
General taxes and other assessments:
Revenue taxes	24,221	1,431	1	—	—	—	25,653
Other	12,287	871	79	166	10	1	13,414
Total operating expenses	$283,406	$303,969	$10,882	$1,041	$801	$(7,979)	$592,120
Operating income (loss)	72,411	20,090	1,103	1,813	(801)	—	94,616
Equity in earnings of unconsolidated affiliates	—	—	245	—	—	—	245
Other income (expenses)-net	133	50	80	—	218	(52)	429
Interest expense	9,095	3	43	—	104	(52)	9,193
Dividends on Washington Gas preferred stock	330	—	—	—	—	—	330
Income tax expense	24,453	7,116	347	537	926	—	33,379
Net income (loss) applicable to common stock	$38,666	$13,021	$1,038	$1,276	$(1,613)	$—	$52,388

Total assets at December 31, 2012	$3,673,308	$400,951	$168,761	$201,111	$226,221	$(329,415)	$4,340,937

Capital expenditures	$60,615	$201	$15,101	$—	$—	$—	$75,917
Equity method investments at December 31, 2012	$—	$—	$29,005	$—	$285	$—	$29,290

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

(b) Intersegment eliminations net income represents a timing difference between Commercial Energy Systems’ recognition of revenue for the sale of Solar Renewable Energy Credits (SRECs) to Retail Energy-Marketing and Retail Energy-Marketing’s recognition of the associated expense. Retail Energy-Marketing has recorded a portion of the SREC’s purchased as inventory to be used in future periods and will expense them at that time.

NOTE 11. OTHER INVESTMENTS

Variable Interest Entities

WGL assesses its contractual arrangements to determine control, and, by extension, correct classification of its investments. In most cases, control can be determined based on majority ownership or voting interests. However, there are certain entities known as variable interest entities (VIEs) for which control is difficult to discern based on ownership or

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

voting interests alone. WGL and its subsidiaries first determine if an entity is a VIE. A VIE is an entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties, or whose equity investors, as a group, lack the characteristics of a controlling financial interest.

At December 31, 2013, WGSW is party to three agreements to fund residential and commercial retail solar energy installations with three separate, privately held companies. WGSW has a master purchase agreement and master lease agreement with EchoFirst Finance Company LLC (EchoFirst) and Skyline Innovations, Inc (Skyline) for sale/leaseback arrangements for residential and commercial solar systems. WGSW is also a limited partner in ASD Solar LP, a partnership formed to own and operate a portfolio of residential solar projects, primarily rooftop photovoltaic power generation systems. As a limited partner, WGSW provides funding to the partnership but is excluded from involvement in the partnership’s operations.

At December 31, 2013, Washington Gas Resources owned all of the shares of common stock of Crab Run Gas Company. Crab Run Gas Company is an exploration and production company who is the limited partner in the Western/Crab Run Limited Partnership (Crab Run). The partnership was formed to manage oil and gas properties and perform oil and gas leasing, marketing and production activities.

We have determined that we have a variable interest in four investments that qualify as VIEs. The four investments are:

—	EchoFirst,

—	Skyline,

—	ASD Solar LP, and

—	Crab Run.

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

In determining whether the Company is the primary beneficiary of a VIE, we assess which variable interest holder has control over the VIE’s significant economic activities, such as the design of the companies, vendor selection, operation activities, construction, customer selection, and re-marketing activities after the termination of customer leases. For each of the VIEs identified above, it was determined that another entity controlled the economic activities and had the obligation to absorb expected losses or the right to receive expected gains that could be significant to the VIE. Our maximum financial exposure from agreements is limited to its lease payment receivables and investment contributions made to these companies. All additional future committed contributions are contingent on the projects meeting required criteria. Our exposure is offset by the owned physical assets received as part of the transaction and the quick economic return for the investment through the investment tax credit/treasury grant proceeds and accelerated depreciation. At December 31, 2013, we have determined that WGL and its subsidiaries are not the primary beneficiary for any of the above VIEs, therefore we have not consolidated any of the VIE entities.

Skyline/Echofirst

Our agreements with Skyline and EchoFirst are accounted for as direct financing leases. WGSW records lease receipts and associated interest in the “Other Income” line in the accompanying Consolidated Statement of Income. WGSW held a $25.5 million and $29.2 million combined investment in direct financing leases at December 31, 2013 and September 30, 2013, respectively, of which $2.2 million and $5.8 million are current receivables recorded in “Other Current Assets” in the accompanying Consolidated Balance Sheets at December 31, 2013 and September 30, 2013, respectively.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Minimum future lease payments receivable under direct financing leases over the next five years and thereafter are as follows:

Minimum Payments Receivable for Direct Financing Leases
(In millions)
2014	$2.2
2015	1.2
2016	1.2
2017	1.2
2018	1.2
Thereafter	12.8
Total	$19.8

Minimum payments receivable include $45,000 of unearned income recognized as interest, exclude $4.4 million of residual values and $1.3 million in taxes. The initial direct costs (incurred in FY 2012) associated with these investments was $0.7 million.

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

ASD Solar, LP is consolidated by the general partner, Solar Direct LLC. Solar Direct LLC is a wholly owned subsidiary of American Solar Direct Inc. (ASDI). The carrying amount of WGSW’s investment in ASD Solar, LP exceeds the amount of the underlying equity in net assets by $35.6 million due to WGSW recording additions to its investment in ASD Solar, LP’s net assets at fair value of contributions in accordance with GAAP. This basis difference is being amortized over the life of the assets.

Crab Run

Crab Run is accounted for under the equity method of accounting; any profits and losses are included in “Earnings from Equity Method Investments” in the accompanying Consolidated Statement of Income and are added to or subtracted from the carrying amount of WGL’s investment balance.

Non-VIE Investments

ASDHI

Washington Gas Resources held a $5.6 million investment in American Solar Direct Holdings Inc. (ASDHI), at both December 31, 2013 and September 30, 2013. This investment is recorded at cost. The profits and losses are included in “Other Income” in the accompanying Consolidated Statement of Income. No identified events or changes in circumstances that may have a significant effect on the carrying value of this investment have occurred. At both December 31, 2013 and September 30, 2013, Washington Gas Resources also held $1.1 million in warrants of ASDHI accounted for as derivatives and recorded at fair value.

Constitution

In May of 2013, WGL Midstream invested in Constitution Pipeline Company, LLC (Constitution). WGL Midstream will invest an estimated $68.0 million in the project for a 10% share in the pipeline venture. WGL Midstream joins Williams Partners L.P. (41% share), Cabot Oil and Gas Corporation (25% share) and Piedmont Natural Gas (24% share) in the project. This natural gas pipeline venture will transport natural gas from the Marcellus region in northern Pennsylvania to major northeastern markets. Constitution is accounted for under the equity method of accounting; any profits and losses are included in “Earnings from Equity Method Investments” in the accompanying Consolidated Statement of Income and are added to or subtracted from the carrying amount of WGL’s investment balance. The equity method is considered appropriate because Constitution is an LLC with specific ownership accounts and ownership between five and fifty percent resulting in WGL Midstream maintaining a more than minor influence over the partnership operating and financing policies.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

The balance sheet location of the investments discussed in this footnote at December 31, 2013 and September 30, 2013 are as follows:

WGL Holdings, Inc. Balance Sheet Location of Other Investments
As of December 31, 2013 (in millions)	VIEs	Non-VIEs	Total
Assets
Investments in unconsolidated affiliates	$67.0	$16.4	$83.4
Investment in direct financing leases receivable	23.0	—	23.0
Derivatives	—	1.1	1.1
Other	2.6	—	2.6
Total assets	$92.6	$17.5	$110.1

Liabilities
Other	$8.3	$—	$8.3
Total liabilities	$8.3	$—	$8.3

WGL Holdings, Inc. Balance Sheet Location of Other Investments
As of September 30, 2013 (in millions)	VIEs	Non-VIEs	Total
Assets
Investments in unconsolidated affiliates	$55.4	$12.1	$67.5
Investment in direct financing leases receivable	23.4	—	23.4
Derivatives	—	1.1	1.1
Other	5.8	—	5.8
Total assets	$84.6	$13.2	$97.8

Liabilities
Other	$8.5	$—	$8.5
Total liabilities	$8.5	$—	$8.5

The income statement location of the investments discussed in this footnote for the three months ended December 31, 2013 and 2012 are as follows:

WGL Holdings, Inc. Income Statement Location of Other Investments
Three Months Ended December 31, 2013 (in millions)	VIEs	Non-VIEs	Total
Equity in earnings of unconsolidated affiliates	$0.3	$0.2	$0.5
Depreciation and amortization	0.1	—	0.1
Other income	0.5	0.2	0.7
Net income	$0.7	$0.4	$1.1

WGL Holdings, Inc. Income Statement Location of Other Investments
Three Months Ended December 31, 2012 (in millions)	VIEs	Non-VIEs	Total
Equity in earnings of unconsolidated affiliates	$0.2	$—	$0.2
Other income	0.2	0.1	0.3
Net income	$0.4	$0.1	$0.5

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12. RELATED PARTY TRANSACTIONS

WGL and its subsidiaries engage in transactions during the ordinary course of business. Inter-company transactions and balances have been eliminated from the consolidated financial statements of WGL, except as described below. Washington Gas provides accounting, treasury, legal and other administrative and general support to affiliates, and files consolidated tax returns with WGL that include affiliated taxable transactions. Washington Gas bills its affiliates in accordance with regulatory requirements for the actual cost of providing these services, which approximates their market value. To the extent such billings are not yet paid, they are reflected in “Receivables from associated companies” on Washington Gas’ balance sheets. Washington Gas assigns or allocates these costs directly to its affiliates and, therefore, does not recognize revenues or expenses associated with providing these services.

In connection with billing for unregulated third party marketers and with other miscellaneous billing processes, Washington Gas collects cash on behalf of affiliates and transfers the cash in a reasonable time period. Cash collected by Washington Gas on behalf of its affiliates but not yet transferred is recorded in “Payables to associated companies” on Washington Gas’ balance sheets. The following table presents the receivables and payables from associated companies on Washington Gas’ balance sheets as of December 31, 2013 and September 30, 2013.

Washington Gas Receivables / Payables from Associated Companies
(In millions)	December 31, 2013	September 30, 2013
Receivables from Associated Companies	$4.8	$7.2
Payables to Associated Companies	$36.0	$20.6

Washington Gas provides gas balancing services related to storage, injections, withdrawals and deliveries to all energy marketers participating in the sale of natural gas on an unregulated basis through the customer choice programs that operate in its service territory. These balancing services include the sale of natural gas supply commodities related to various peaking arrangements contractually supplied to Washington Gas and then partially allocated and assigned by Washington Gas to the energy marketers, including WGEServices. Washington Gas records revenues for these balancing services pursuant to tariffs approved by the appropriate regulatory bodies. These related party amounts have been eliminated in the consolidated financial statements of WGL. The following table shows the amounts Washington Gas charged WGEServices for balancing services.

Washington Gas-Gas Balancing Service Charges
	Three Months Ended December 31,
(In millions)	2013	2012
Gas balancing service charge	$3.8	$7.6

As a result of these balancing services, an imbalance is created for volumes of natural gas received by Washington Gas that are not equal to the volumes of natural gas delivered to customers of the energy marketers. WGEServices recognized an accounts receivable from Washington Gas in the amount of $0.3 million and $1.0 million at December 31, 2013 and September 30, 2013, respectively, related to an imbalance in gas volumes. Due to regulatory treatment, these payables and receivables are not eliminated in the consolidated financial statements of WGL. Refer to Note 1—Accounting Policies of the Notes to Consolidated Financial Statements of the combined Annual Report on Form 10-K for the fiscal year ended September 30, 2013 for further discussion of these imbalance transactions.

Washington Gas participates in a Purchase of Receivables (POR) program as approved by the PSC of MD, whereby it purchases receivables from participating energy marketers at approved discount rates. In addition, WGEServices participates in POR programs with certain Maryland and Pennsylvania utilities, whereby it sells its receivables to various utilities, including Washington Gas, at approved discount rates. The receivables purchased by Washington Gas are included in “Accounts receivable” in the accompanying balance sheet. Any activity between Washington Gas and WGEServices related to the POR program has been eliminated in the accompanying financial statements for WGL. During the three months ended December 31, 2013 and during the fiscal year ended September 30, 2013, Washington Gas purchased $19.9 million and $106.6 million, respectively, of receivables from WGEServices.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

NOTE 13. COMMITMENTS AND CONTINGENCIES

RATES AND REGULATORY MATTERS

Washington Gas makes its requests to modify existing rates based on its determination of the level of net investment in plant and equipment, operating expenses, and a level of return on invested capital that is just and reasonable. The following is an update of significant current regulatory matters in each of Washington Gas’ jurisdictions. For a more detailed discussion of the matters below, refer to our combined Annual Report on Form 10-K for WGL and Washington Gas for the fiscal year ended September 30, 2013.

District of Columbia Jurisdiction

On August 15, 2013, Washington Gas filed a request for approval with the Public Service Commission of the District of Columbia (PSC of DC) of a revised accelerated pipe replacement plan (“Plan”) and surcharge mechanism to recover the associated costs for the first five years of the Plan. Washington Gas proposes to replace bare and/or unprotected steel services, bare and targeted unprotected steel main, and cast iron main in its distribution system in the District of Columbia at an estimated five-year cost of $110.0 million. Comments and replies were filed by interested parties. A PSC of DC order in this matter is pending.

Weather Normalization Adjustment (WNA). On November 8, 2013, Washington Gas filed an application for approval of a WNA, which is a rate design mechanism that eliminates the variability of weather from the calculation of actual billed revenues and offers customers more stability in their bills during colder-than-normal winter heating seasons. Washington Gas’ application in this matter is pending.

Maryland Jurisdiction

On November 22, 2013, the PSC of MD issued an order granting an overall increase of $8.9 million, based on the capital structure recommended by the Staff of the PSC. The order approved a return on equity of 9.50% resulting in an overall rate of return of 7.70%. The order also clarified that Washington Gas was authorized to establish a regulatory asset and amortize the costs related to the change in tax treatment of Med D. Finally, the PSC of MD denied Washington Gas’ appeal on recovery of the costs to initiate the outsourcing agreement with Accenture, LLP. As a result of this order, Washington Gas has established a Med D regulatory asset in the first quarter of fiscal year 2014 and has begun amortizing the balance. On December 20, 2013, Washington Gas filed a request for rehearing and an appeal with the Baltimore City Circuit Court appealing the PSC of MD’s rulings on capital structure, return on equity, and recovery of the costs to initiate the outsourcing agreement. The case is pending further commission action.

Virginia Jurisdiction

Affiliate Transactions. On October 2, 2012, Washington Gas filed an application with the Commonwealth of Virginia State Corporation Commission (SCC of VA) for approval of revised service agreements between Washington Gas and two affiliates—WGEServices and WGESystems. The revised service agreements incorporate recommendations from the Staff of the SCC of VA that Washington Gas agreed to include as part of the stipulation approved in Washington Gas’ Virginia base rate case, revisions to the descriptions of services provided to the affiliates, and revisions to permit the two affiliates to participate in some health and welfare plans sponsored by Washington Gas. On December 21, 2012, the SCC of VA approved the revised services agreements with only minor modifications. On January 18, 2013, Washington Gas filed a separate application requesting approval of revised service agreements between Washington Gas and each of the remaining five affiliates receiving services.

On April 2, 2013, Washington Gas filed a second amendment to provide additional services to two of its affiliates, and to further revise the proposed service agreements that were included in the January 18, 2013 application. On May 24, 2013, the SCC of VA approved revised service agreements for WGL Holdings Inc., Washington Gas Resources Corp., Hampshire Gas Company, Crab Run Gas Company and WGL Midstream, Inc. On October 10, 2013, the SCC of VA approved a service agreement for Washington Gas to provide services to WGL Midstream CP, LLC, a subsidiary of WGL Midstream, Inc.

On June 16, 2011, Washington Gas submitted an application to the SCC of VA requesting approval of three affiliate transactions with WGL Midstream: (i) the transfer to WGL Midstream of the remainder of the term of two agreements for natural gas storage service at the Washington Gas Storage (WSS) and Eminence Storage Service (ESS) storage fields; (ii) the sale to WGL Midstream of any storage gas balances associated with the WSS and ESS agreements; and (iii) the assignment to WGL Midstream of Washington Gas’ rights to buy base gas in the WSS storage field. The SCC of VA did not approve the transfer of the agreements on the grounds that ratepayers funded a portion of the costs associated with the assets.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

On June 5, 2013, Washington Gas filed a petition for a declaratory judgment that because the proposed transfers are governed by the FERC, the SCC of VA does not have jurisdiction over the transaction.

On August 30, 2013, Staff filed its response to Washington Gas’ petition. Staff argued that the transaction at debate in this proceeding is appropriately regulated by the SCC of VA. On September 27, 2013, Washington Gas filed its response to Staff’s argument. The Senior Hearing Examiner’s findings, issued in his October 31, 2013 report, were that the proposed transfer is not preempted by FERC and is subject to commission jurisdiction under the Affiliates Act.

The SCC of VA appointed a hearing examiner to conduct all further proceedings. On October 31, 2013, the Senior Hearing Examiner issued a report finding that the SCC of VA has jurisdiction over the proposed transfers. Washington Gas filed comments on the report on December 5, 2013. The case is pending commission review.

CONSTRUCTION PROJECT FINANCING

To fund certain of its construction projects, Washington Gas enters into financing arrangements with third party lenders. As part of these financing arrangements, Washington Gas’ customers agree to make principal and interest payments over time, typically beginning after the projects are completed. Washington Gas assigns these customer payment streams to the lender. As the lender funds the construction project, Washington Gas establishes a receivable representing its customers’ obligations to remit principal and interest and a long-term payable to the lender. When these projects are formally “accepted” by the customer as completed, Washington Gas transfers the ownership of the receivable to the lender and removes both the receivable and the long-term financing from its financial statements. As of December 31, 2013 and September 30, 2013, work on these construction projects that was not completed or accepted by customers was valued at $8.3 million and $6.7 million, respectively. These amounts are recorded on the balance sheet as a receivable in “Deferred Charges and Other Assets—Other” with the corresponding long-term obligation to the lender recorded under “Long-term debt.” At any time before these contracts are accepted by the customer, should there be a contract default, such as, among other things, a delay in completing the project, the lender may call on Washington Gas to fund the unpaid principal in exchange for which Washington Gas would receive the right to the stream of payments from the customer. Construction projects are financed primarily for government agencies, which Washington Gas considers to have minimal credit risk. Based on this assessment and previous collection experience, Washington Gas did not record any corresponding reserves for bad debt related to these receivables at December 31, 2013 or September 30, 2013.

FINANCIAL GUARANTEES

WGL has guaranteed payments primarily for certain purchases of natural gas and electricity on behalf of WGEServices and for certain purchase commitments on behalf of WGL Midstream. At December 31, 2013, these guarantees totaled $313.5 million and $185.7 million for WGEServices and WGL Midstream, respectively. The amount of such guarantees is periodically adjusted to reflect changes in the level of financial exposure related to these purchase commitments. We also receive financial guarantees or other collateral from counterparties when required by our credit policy (refer to the section entitled “Credit Risk” for a further discussion of our credit policy). WGL also issued guarantees totaling $7.8 million at December 31, 2013 on behalf of certain of our non-utility subsidiaries and unconsolidated investments associated with their banking transactions. Of the total guarantees of $507.0 million, $4.0 million expires in January 2014, $6.0 million expires in October 2014 and $0.5 million expires in September 2033. The remaining guarantees do not have specific maturity dates. For all of its financial guarantees, WGL may cancel any or all future obligations upon written notice to the counterparty, but WGL would continue to be responsible for the obligations created under the guarantees prior to the effective date of the cancellation.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

NOTE 14. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

The following table shows the components of net periodic benefit costs recognized in our financial statements during the three months ended December 31, 2013 and 2012:

Components of Net Periodic Benefit Costs (Income)
	Three Months Ended December 31,
	2013		2012
(In millions)	Pension Benefits	Health and Life Benefits	Pension Benefits	Health and Life Benefits
Components of net periodic benefit costs (income)
Service cost	$3.5	$2.1	$4.2	$2.4
Interest cost	10.1	5.4	9.1	4.7
Expected return on plan assets	(10.3)	(4.7)	(10.5)	(4.6)
Amortization of prior service cost (credit)	0.1	(1.0)	0.3	(1.0)
Amortization of actuarial loss	4.2	0.7	7.2	2.3
Amortization of transition obligation	—	—	—	0.3
Net periodic benefit cost	7.6	2.5	10.3	4.1
Amount allocated to construction projects	(1.0)	(0.4)	(1.4)	(0.7)
Amount amortized/deferred as regulatory asset	1.8	0.1	(2.4)	0.8
Amount charged to expense	$8.4	$2.2	$6.5	$4.2

Amounts included in the line item “Amount amortized/deferred as regulatory asset,” as shown in the table above, represent the amortization of a regulatory asset as of December 31, 2013 and the difference between the cost of the applicable Pension Benefits or the Health and Life Benefits and the amount that Washington Gas is permitted to recover in rates that it charges to customers in the District of Columbia as of December 31, 2012.

NOTE 15. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

All components of other comprehensive income are related to the amortization of pension and other post-retirement benefit costs. The following table shows the changes in accumulated other comprehensive income for both WGL and Washington Gas by component during the three months ended December 31, 2013 and 2012:

Changes in Accumulated Other Comprehensive Income by Component
	Three Months Ended December 31,
	2013	2012
(In thousands)
Beginning Balance	$(11,048)	$(12,201)
Amortization of prior service cost (a)	(35)	(12)
Amortization of actuarial loss (a)	364	462
Amortization of transition obligation (a)	—	9
Current-period other comprehensive income	329	459
Income tax expense related to other comprehensive income	130	182
Ending Balance	$(10,849)	$(11,924)

(a) These accumulated other comprehensive income components are included in the computation of net periodic benefit cost. Refer to Note 14-Pension and other post-retirement benefit plans for additional details.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (concluded)

Notes to Consolidated Financial Statements (Unaudited)

NOTE 16. SUBSEQUENT EVENTS

Ratings Upgraded

On January 30, 2014, Moody’s Investors Service (Moody’s) upgraded the senior unsecured rating of Washington Gas to A1 from A2 and confirmed WGL’s P-2 commercial paper rating. Additionally, Moody’s upgraded Washington Gas’ preferred stock rating to A3 from Baa1. Per Moody’s, the outlook for Washington Gas is stable.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (Management’s Discussion) analyzes the financial condition, results of operations and cash flows of WGL and its subsidiaries. It also includes management’s analysis of past financial results and potential factors that may affect future results, potential future risks and approaches that may be used to manage them. Except where the content clearly indicates otherwise, “WGL,” “we,” “us” or “our” refers to the holding company or the consolidated entity of WGL Holdings, Inc. and all of its subsidiaries.

Management’s Discussion is divided into the following two major sections:

—	WGL—This section describes the financial condition and results of operations of WGL Holdings, Inc. and its subsidiaries on a consolidated basis. It includes discussions of our regulated operations, including Washington Gas and Hampshire Gas Company (Hampshire), and our non-utility operations.

—	Washington Gas—This section describes the financial condition and results of operations of Washington Gas, a subsidiary of WGL, which comprises the majority of the regulated utility segment.

Both sections of Management’s Discussion—WGL and Washington Gas—are designed to provide an understanding of our operations and financial performance and should be read in conjunction with the respective company’s financial statements and the combined Notes to Consolidated Financial Statements in this quarterly report as well as our combined Annual Report on Form 10-K for WGL and Washington Gas for the fiscal year ended September 30, 2013 (2013 Annual Report).

Unless otherwise noted, earnings per share amounts are presented on a diluted basis, and are based on weighted average common and common equivalent shares outstanding. Our operations are seasonal and, accordingly, our operating results for the interim periods presented are not indicative of the results to be expected for the full fiscal year.

EXECUTIVE OVERVIEW

Introduction

WGL, through its subsidiaries, sells and delivers natural gas and provides a variety of energy-related products and services to customers primarily in the District of Columbia and the surrounding metropolitan areas in Maryland and Virginia. In addition to our primary markets, WGL’s non-utility subsidiaries own energy assets in 29 states.

WGL has four operating segments:

—	regulated utility;

—	retail energy-marketing;

—	commercial energy systems and

—	midstream energy services.

Our core subsidiary, Washington Gas, engages in the delivery and sale of natural gas that is regulated by regulatory commissions in the District of Columbia, Maryland and Virginia. Through the wholly owned unregulated subsidiaries of Washington Gas Resources, we offer energy-related products and services. We offer competitively priced natural gas, electricity and energy from renewable sources to customers through WGEServices, our non-utility retail energy-marketing subsidiary. We offer efficient and sustainable commercial energy solutions focused on upgrading energy related systems of large government and commercial facilities as well as own and operate distributed generation assets such as Solar Photovoltaic (Solar PV) systems through WGESystems and WGSW. WGL Midstream engages in acquiring, owning and optimizing natural gas storage and transportation assets.

Regulated Utility. The regulated utility segment consists of Washington Gas and Hampshire and represents approximately 84% of WGL’s consolidated total assets. Washington Gas is a regulated public utility that sells and delivers natural gas to retail customers in accordance with tariffs approved by the regulatory commissions in the District of Columbia and adjoining areas in Maryland, Virginia and several cities and towns in the northern Shenandoah Valley of Virginia. These regulatory commissions set the rates in their respective jurisdictions that Washington Gas can charge customers for its rate-

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

regulated services. Washington Gas also sells natural gas to customers who have not elected to purchase natural gas from unregulated third party marketers. Washington Gas recovers the cost of the natural gas purchased to serve firm customers through gas cost recovery mechanisms as approved in jurisdictional tariffs. Any difference between gas costs incurred on behalf of firm customers and the gas costs recovered from those customers is deferred on the balance sheet as an amount to be collected from or refunded to customers in future periods. Therefore, increases or decreases in the cost of gas associated with sales made to firm customers have no direct effect on Washington Gas’ net revenues and net income.

Washington Gas, under its asset optimization program, makes use of storage and transportation capacity resources when those assets are not required to serve utility customers. The objective of this program is to derive a profit to be shared with its utility customers by entering into commodity-related physical and financial contracts with third parties (refer to the section entitled “Market Risk” for further discussion of the asset optimization program). Unless otherwise noted, therm deliveries reported for the regulated utility segment do not include those related to the asset optimization program.

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

Commercial Energy Systems. The commercial energy systems segment consists of the operations of WGESystems, WGSW and the results of operations of affiliate owned commercial solar projects. WGESystems provides energy efficiency and sustainability solutions to governmental and commercial clients. These solutions include energy efficiency projects and distributed generation assets that we own and operate such as Solar PV systems, combined heat and power plants, and fuel cells. WGESystems also focuses on upgrading the mechanical, electrical, water and energy-related infrastructure of large governmental and commercial facilities by implementing both traditional as well as alternative energy technologies, primarily in the District of Columbia, Maryland and Virginia. In addition to these three regions, WGESystems is also expanding its portfolio of Solar PV power generating systems into Arizona, California, Connecticut, Delaware, Georgia, Hawaii, Massachusetts, New Jersey and New Mexico. WGESystems is also evaluating opportunities in other geographical locations within the United States.

WGSW is a holding company formed to invest in alternative energy assets. WGSW holds a limited partnership in ASD Solar, LP in addition to investments in solar assets through sale leaseback arrangements.

Midstream Energy Services. The Midstream Energy Services segment, which consists of the operations of WGL Midstream, engages in developing, acquiring, managing and optimizing natural gas storage and transportation assets. WGL Midstream enters into both physical and financial derivative transactions to mitigate risks while maximizing potential profits from the optimization of these assets under its management. The associated storage and transportation assets are not accounted for as derivative instruments. These derivatives may cause significant period-to-period volatility in earnings as recorded under GAAP; however, this volatility will not change the operating margins that WGL Midstream expects to ultimately realize from sales to customers or counterparties through the use of storage and transportation assets. WGL Midstream’s customers and counterparties include producers, utilities, local distribution companies, power generators, wholesale energy suppliers, pipelines and storage facilities. WGL Midstream’s risk management policy requires it to closely match its forward physical and financial positions with its asset base, thereby minimizing its price risk exposure. For a discussion of WGL Midstream’s

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

exposure to and management of price risk, refer to the section entitled “Market Risk—Price Risk Related to the Other Non-Utility Segment” in Management’s Discussion and Analysis.

Other Activities. Activities and transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our other operating segments, are aggregated as “Other activities” and are included as part of non-utility operations in the operating segment financial information. Administrative and business development activity costs associated with WGL and Washington Gas Resources are included in this segment.

PRIMARY FACTORS AFFECTING WGL AND WASHINGTON GAS

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

For further discussion of the factors listed above, refer to Management’s Discussion within the 2013 Annual Report. Also, refer to the section entitled “Safe Harbor for Forward-Looking Statements” included in this quarterly report for a listing of forward-looking statements related to factors affecting WGL and Washington Gas.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in compliance with Generally Accepted Accounting Principles requires the selection and the application of appropriate technical accounting guidance to the relevant facts and circumstances of our operations, as well as our use of estimates to compile the consolidated financial statements. The application of these accounting policies involves judgment regarding estimates and projected outcomes of future events, including the likelihood of success of particular regulatory initiatives, the likelihood of realizing estimates for legal and environmental contingencies and the probability of recovering costs and investments in both the regulated utility and non-utility business segments.

We have identified the following critical accounting policies that require our judgment and estimation, where the resulting estimates may have a material effect on the consolidated financial statements:

•	accounting for unbilled revenue;

•	accounting for regulatory operations — regulatory assets and liabilities;

•	accounting for income taxes;

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

•	accounting for contingencies;

•	accounting for derivative and fair value instruments;

•	accounting for pension and other post-retirement benefit plans and

•	accounting for stock-based compensation.

For a description of these critical accounting policies, refer to Management’s Discussion within the 2013 Annual Report. There were no new critical accounting policies or changes to our critical accounting policies during the three month period ended December 31, 2013.

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

Summary Results

WGL reported net income of $18.6 million for the three months ended December 31, 2013, compared to net income of $52.4 million reported for the same period of the prior fiscal year. For the three month period ended December 31, 2013 and 2012, we earned a return on average common equity of 3.4% and 11.2%, respectively.

The following table summarizes our net income (loss) by operating segment for the three months ended December 31, 2013 and 2012.

Net Income (Loss) by Operating Segment
	Three Months Ended December 31,		Increase/
(In millions)	2013	2012	(Decrease)
Regulated Utility	$38.7	$38.7	$—
Non-utility operations:
Retail Energy-Marketing	3.3	13.0	(9.7)
Commercial Energy Systems	(0.1)	1.0	(1.1)
Midstream Energy Services	(21.8)	1.3	(23.1)
Other Activities	(1.7)	(1.6)	(0.1)
Total non-utility	(20.3)	13.7	(34.0)
Intersegment Eliminations	$0.2	$—	$0.2
Net income applicable to common stock	$18.6	$52.4	$(33.8)

EARNINGS PER AVERAGE COMMON SHARE
Basic	$0.36	$1.01	$(0.65)
Diluted	$0.36	$1.01	$(0.65)

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Regulated Utility Operating Results

The following table summarizes the Regulated Utility segment’s operating results for the three months ended December 31, 2013 and 2012.

Regulated Utility Operating Results

	Three Months Ended December 31,		Increase/
(In millions)	2013	2012	Decrease
Utility net revenues:
Operating revenues	$390.4	$355.8	$34.6
Less: Cost of gas	190.7	150.4	40.3
Revenue taxes	24.7	24.2	0.5
Total utility net revenues	175.0	181.2	(6.2)
Operation and maintenance	71.3	69.7	1.6
Depreciation and amortization	25.3	26.8	(1.5)
General taxes and other assessments	12.8	12.3	0.5
Operating income	65.6	72.4	(6.8)
Other expense — net, including preferred stock dividends	(0.5)	(0.1)	(0.4)
Interest expense	8.9	9.1	(0.2)
Income tax expense	17.5	24.5	(7.0)
Net income applicable to common stock	$38.7	$38.7	$—

The Regulated Utility segment’s net income applicable to common stock was $38.7 million for both the three months ended December 31, 2013 and 2012. The comparison primarily reflects the following:

•	higher revenues related to growth of more than 11,900 average active customer meters;

•	higher revenues due to new base rates in the District of Columbia and Maryland;

•	higher revenues due to accelerated pipe replacement programs;

•	higher revenues due to favorable effects of natural gas consumption patterns;

•	higher realized margins associated with our asset optimization program; and a

•	decrease in the effective tax rate including reinstatement of regulatory assets related to the tax effect of Med D.

Offsetting these favorable variances were:

•	lower unrealized margins associated with our asset optimization program;

•	an increase in operating costs;

•	in higher property taxes; and an

•	impairment of the old operations center.

Utility Net Revenues. The following table provides the key factors contributing to the changes in the utility net revenues of the Regulated Utility segment between the three months ended December 31, 2013 and 2012.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Composition of Changes in Utility Net Revenues

(In millions)	Increase/ (Decrease)
Customer growth	$2.0
Estimated weather effects	1.3
Natural gas consumption patterns	0.9
Impact of rate cases	2.7
Storage carrying costs	0.8
Accelerated pipe replacement programs	1.1
Asset optimization:
Realized margins	2.6
Unrealized mark-to-market valuations	(17.5)
Other	(0.1)
Total	$(6.2)

Customer growth — Average active customer meters increased by more than 11,900 for the three months ended December 31, 2013 compared to the same period of the prior fiscal year.

Estimated weather effects — Weather, when measured by HDDs, was 3.7% colder and 2.9% warmer than normal for the three months ended December 31, 2013 and 2012, respectively (refer to the section entitled “Weather Risk” for further discussion of our weather protection strategy).

Natural gas consumption patterns — The variance in net revenues reflects the changes in natural gas consumption patterns. These changes may be affected by shifts in weather patterns in which customer heating usage may not correlate highly with average historical levels of usage per heating degree days. Natural gas consumption patterns may also be affected by non-weather related factors such as customer conservation.

Impact of rate cases — New base rates were approved in the District of Columbia and Maryland effective June 4, 2013 and November 23, 2013, respectively.

Storage carrying costs — Each jurisdiction provides for the recovery of carrying costs based on the cost of capital in each jurisdiction, multiplied by the monthly average balance of storage gas inventory. The three month comparisons reflect higher average storage gas inventory investment balances primarily due to higher weighted average cost of gas in inventory.

Accelerated pipe replacement programs — Revenues increased related to the return on investment and recovery of costs associated with an accelerated pipeline replacement program in Virginia and a targeted mechanically coupled pipe replacement and encapsulation program in the District of Columbia.

Asset optimization — We recorded net unrealized losses associated with our energy-related derivatives of $26.2 million for the three months ended December 31, 2013, compared to unrealized losses of $8.7 million reported for the same period of the prior fiscal year. When these derivatives settle, any unrealized amounts will ultimately reverse and Washington Gas will realize margins in combination with related transactions that these derivatives economically hedge. Washington Gas recorded no lower-of-cost or market adjustments related to its storage gas inventory during the three months ended December 31, 2013 or 2012. Refer to the section entitled “Market Risk—Price Risk Related to the Regulated Utility Segment” for further discussion of our asset optimization program.

Operation and Maintenance Expenses. The following table provides the key factors contributing to the changes in operation and maintenance expenses of the Regulated Utility for the three months ended December 31, 2013 and 2012.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Composition of Changes in Operation and Maintenance Expenses

(In millions)	Increase/ (Decrease)
Employee benefits	$(1.4)
Operation, engineering, compliance and safety	2.0
Weather-related instruments:
Loss	0.6
Impairment loss on Springfield Operations Center	0.8
Uncollectible accounts	(0.6)
Other operating expenses	0.2
Total	$1.6

Employee benefits — The decrease in employee benefits expense reflects lower pension, other post-retirement employee benefits and workers’ compensation expenses due to changes in plan assumptions used to measure the benefit obligation partially offset by the amortization of the regulatory asset authorized in rates by the District of Columbia.

Operation, engineering, compliance and safety — Washington Gas incurred higher maintenance costs for the three months ended December 31, 2013 than for the same period in the previous year.

Weather-related instruments — Washington Gas did not use any weather-related instruments during the three months ended December 31, 2013. During the three months ended December 31, 2012, Washington Gas used HDD weather related instruments to manage its financial exposure to variations from normal weather in the District of Columbia. Washington Gas recorded a gain of $0.6 million related to these instruments during the three months ended December 31, 2012 (refer to the section entitled “Weather Risk” for further discussion of our weather protection strategy).

Impairment loss on Springfield Operations Center — On December 31, 2013, Washington Gas incurred a $0.8 million impairment loss on a previous operations facility by reducing the carrying amount of $22.3 million down to its fair value of $21.5 million based on the progress in the efforts to sell the property. There were no impairment indications for the three months ended December 31, 2012.

Uncollectible accounts— The decrease in uncollectible accounts is due to a reduction in customer delinquencies and charge-offs.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Retail Energy-Marketing

The following table depicts the Retail Energy-Marketing segment’s operating results along with selected statistical data.

Retail Energy-Marketing Financial and Statistical Data

	Three Months Ended December 31,		Increase /
	2013	2012	(Decrease)
Operating Results (In millions)
Gross margins:
Operating revenues	$322.9	$324.1	$(1.2)
Less: Cost of energy	303.3	290.1	13.2
Revenue taxes	1.9	1.4	0.5
Total gross margins	17.7	32.6	(14.9)
Operation expenses	11.2	11.4	(0.2)
Depreciation and amortization	0.2	0.2	—
General taxes and other assessments	1.1	0.9	0.2
Operating income	5.2	20.1	(14.9)
Other income — net	0.1	—	0.1
Income tax expense	2.0	7.1	(5.1)
Net income	$3.3	$13.0	$(9.7)

Analysis of gross margins (In millions)
Natural gas
Realized margins	$9.3	$12.6	$(3.3)
Unrealized mark-to-market gains (losses)	4.2	(2.9)	7.1
Total gross margins — natural gas	13.5	9.7	3.8
Electricity
Realized margins	4.5	18.3	(13.8)
Unrealized mark-to-market gains (losses)	(0.3)	4.6	(4.9)
Total gross margins — electricity	4.2	22.9	(18.7)
Total gross margins	$17.7	$32.6	$(14.9)

Other Retail Energy-Marketing Statistics
Natural gas
Therm sales (millions of therms)	210.6	210.9	(0.3)
Number of customers (end of period)	168,000	174,000	(6,000)
Electricity
Electricity sales (millions of kWhs)	2,828.4	2,803.7	24.7
Number of accounts (end of period)	189,000	186,800	2,200

The Retail Energy-Marketing segment reported net income of $3.3 million for the three months ended December 31, 2013, compared to net income of $13.0 million reported for the same period of the prior fiscal year.

The decrease in net income primarily reflects lower gross margins from electric sales. Period-to-period comparisons of quarterly gross margins for this segment can vary significantly and are not necessarily representative of expected annualized results.

Gross margins from natural gas sales increased by $3.8 million for the three months ended December 31, 2013, compared to the same period in the prior fiscal year. This comparison reflects an increase of $7.1 million in unrealized mark-to-market gains resulting from fluctuating market prices in the current quarter versus the same quarter of the prior year partially offset by lower realized margins of $3.3 million. The decrease is principally due to the recognition of a favorable adjustment to gas supply costs in the prior year.

Gross margins from electric sales decreased by $18.7 million for the three months ended December 31, 2013, compared to the same period of the prior fiscal year. This comparison reflects lower realized electric retail margins of $13.8 million compared to the same quarter in the prior year due to higher ancillary services charges from the regional power grid operator (PJM) associated with fixed price retail contracts, lower realized unit margins from large commercial customers due to competitive pressures in certain markets and a decrease of $4.9 million in unrealized mark-to-market valuations due to fluctuating market prices.

Commercial Energy Systems

For the quarter ended December 31, 2013, the commercial energy systems segment reported a net loss of $0.1 million, compared to net income of $1.0 million for the same quarter of the prior fiscal year. This decrease is primarily due to lower income from government agency customers as a result of projects progressing more slowly than the same period of the prior fiscal year.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Midstream Energy Services

The Midstream Energy Services segment reported a net loss of $21.8 million for the three months ended December 31, 2013, compared to net income of $1.3 million reported for the same period of the prior fiscal year. This decrease is due to higher unrealized losses on derivative instruments which reduced margins by $22.6 million and lower gross margins due to unfavorable storage spreads, partially offset by lower operation and maintenance expenses. The higher unrealized losses relate to the GAAP accounting treatment of long-dated supply contracts linked to existing transportation contracts and are not expected to be actualized.

Other Non-Utility Activities

Transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our four operating segments, are aggregated as “Other Activities” and included as part of non-utility operations. Results from our other non-utility activities reflect net losses of $1.7 million for the three months ended December 31, 2013, compared to net losses of $1.6 million reported for the same period of the prior fiscal year. The comparison reflects the positive impact of tax sharing allocations offset by corporate branding initiative costs and business development activities.

Intersegment Eliminations

Intersegment eliminations represents a timing difference between Commercial Energy Systems’ recognition of revenue for the sale of SREC’s to Retail Energy-Marketing’s recognition of the associated expense. Retail Energy-Marketing has accrued expenses related to SREC’s that are generated by Commercial Energy Systems but have not been transferred.

LIQUIDITY AND CAPITAL RESOURCES

General Factors Affecting Liquidity

Access to short-term debt markets is necessary for funding our short-term liquidity requirements, the most significant of which include buying natural gas, electricity, and pipeline capacity, and financing accounts receivable and storage gas inventory. Our need for access to long-term capital markets is driven primarily by capital expenditures, maturities of long-term debt, and the availability of government funding through deferred taxes.

During the three months ended December 31, 2013, WGL met its liquidity and capital needs through retained earnings and the issuance of commercial paper and common stock, and expects to do so for the remainder of fiscal year 2014. Washington Gas met its liquidity and capital needs through retained earnings, the sale of medium-term notes, and the issuance of commercial paper, and expects to do so during the remainder of fiscal year 2014.

Our ability to access capital markets depends on our credit ratings, general market liquidity, and investor demand for our securities. Our credit ratings depend largely on the financial performance of our subsidiaries, and a ratings downgrade could both increase our borrowing costs and trigger the need for posting additional collateral with our wholesale counterparties or other creditors. In support of our credit ratings, we have a goal to maintain our common equity ratio in the mid-50% range of total consolidated capital. As of December 31, 2013, total consolidated capitalization, including current maturities of long-term debt and excluding notes payable, comprised 65.9% common equity, 1.5% preferred stock and 32.6% long-term debt. The level of this ratio varies during the fiscal year due to the seasonal nature of our business. This seasonality also affects our short-term debt balances, which are typically higher in the fall and winter months and substantially lower in the spring when a significant portion of our current assets are converted into cash at the end of the heating season. Our cash flow requirements and our ability to provide satisfactory resources to meet those requirements are primarily influenced by the activities of Washington Gas, WGEServices, WGL Midstream, and, to a lesser extent, other non-utility operations.

Our plans provide for sufficient liquidity to satisfy our financial obligations. At December 31, 2013, we had no restrictions on our cash balances or retained earnings that would affect the payment of common or preferred stock dividends by either WGL or Washington Gas.

Short-Term Cash Requirements and Related Financing

Washington Gas, WGEServices and WGL Midstream have seasonal short-term cash requirements to fund the purchase of storage gas inventory in advance of the winter heating season. At December 31, 2013 and September 30, 2013, Washington Gas had balances in gas storage of $124.1 million and $132.2 million, respectively; WGEServices had balances

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

in gas storage of $35.0 million and $49.1 million, respectively; and WGL Midstream had balances in gas storage of $82.8 million and $166.0 million, respectively. Washington Gas collects the cost of gas under cost recovery mechanisms approved by its regulators. WGEServices collects revenues that are designed to reimburse commodity costs used to supply their retail customer and wholesale counterparty contracts. As market opportunities arise, WGL Midstream collects revenues in excess of its commodity costs through its wholesale counterparty contracts. WGEServices and WGL Midstream derive their funding to finance these activities from short-term debt issued by WGL. Additionally, Washington Gas, WGEServices and WGL Midstream may be required to post cash collateral for certain purchases. WGEServices and WGL Midstream may be required to provide parent guarantees from WGL for certain transactions.

Variations in the timing of collections under its gas cost recovery mechanisms can significantly affect Washington Gas’ short-term cash requirements. At December 31, 2013 and September 30, 2013, Washington Gas had $15.3 million net over-collections and $0.6 million net over-collections of gas costs, respectively, reflected in current assets/liabilities as gas costs due from/to customers. Most of the December 31, 2013 balance will be returned to customers in fiscal year 2014. Amounts under-collected or over-collected that are generated during the current gas cost recovery cycle are deferred as a regulatory asset or liability on the balance sheet until September 1 of each year, at which time the accumulated amount is transferred to gas costs due from/to customers as appropriate. At December 31, 2013 and September 30, 2013, Washington Gas had a net regulatory liability of $68.3 million and a net regulatory asset of $13.8 million, respectively, related to the current gas recovery cycle.

WGL and Washington Gas use short-term debt in the form of commercial paper or unsecured short-term bank loans to fund seasonal cash requirements. Our policy is to maintain back-up bank credit facilities in an amount equal to or greater than our expected maximum commercial paper position. Bank credit balances available to WGL and Washington Gas net of commercial paper balances were $194.7 million and $162.0 million at December 31, 2013 and $201.4 million and $225.5 million at September 30, 2013, respectively. The credit facility for WGL permits it to borrow up to $450.0 million, and further permits, with the banks’ approval, additional borrowings of $100.0 million for a maximum potential total of $550.0 million. The credit facility for Washington Gas permits it to borrow up to $350.0 million, and further permits, with the banks’ approval, additional borrowings of $100.0 million for a maximum potential total of $450.0 million. The interest rate on loans made under each of the credit facilities will be a fluctuating rate per annum that will be set using certain parameters at the time each loan is made. WGL and Washington Gas incur credit facility fees, which in some cases are based on the long-term debt ratings of Washington Gas. In the event that the long-term debt of Washington Gas is downgraded below certain levels, WGL and Washington Gas would be required to pay higher fees. There are five different levels of fees. The credit facility for WGL defines its applicable fee level as one level below the level applicable to Washington Gas. Under the terms of the credit facilities, the lowest level facility fee is 0.06% and the highest is 0.175%. These credit agreements provide for a term of five years and expire on April 3, 2017. The credit agreements each have two one-year extension options. Refer to Note 3—Short-Term Debt of the Notes to the Consolidated Financial Statements for further information.

To manage credit risk, Washington Gas, WGEServices and WGL Midstream may require certain customers and suppliers to provide deposits, which are reported as current liabilities in “Customer deposits and advance payments,” in the accompanying balance sheets. At December 31, 2013 and September 30, 2013, “Customer deposits and advance payments” totaled $69.2 million and $67.2 million, respectively. For both periods, almost all of these deposits were from Washington Gas customers.

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

Long-Term Cash Requirements and Related Financing

Our long-term cash requirements primarily depend upon the level of capital expenditures and long-term debt maturities. Our capital expenditures primarily relate to adding new utility customers and system supply as well as maintaining the safety and reliability of Washington Gas’ distribution system. Refer to the section entitled “Capital Expenditures” for discussion of our capital expenditures forecast and our 2013 Annual Report for a discussion of our long-term debt maturities.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

On December 5, 2013, Washington Gas issued $75.0 million of 5.00% fixed MTNs with a thirty year maturity due December 15, 2043. On July 18, 2013, in anticipation of the issuance, we entered into a forward starting swap to mitigate a substantial portion of the risk of rising interest rates. The swap was terminated on December 2, 2013 at a gain to Washington Gas of $1.2 million. The estimated effective cost of the notes, after consideration of issuance discount, underwriter fees and hedge gain, is 4.95%. For further discussion of our management of interest-rate risk, refer to Management’s Discussion in our 2013 Annual Report.

Security Ratings

The table below reflects the current credit ratings for the outstanding debt instruments of WGL and Washington Gas. Changes in credit ratings may affect WGL’s and Washington Gas’ cost of short-term and long-term debt and our access to the capital markets. A security rating is not a recommendation to buy, sell or hold securities. The rating may be subject to revision or withdrawal at any time by the assigning rating organization and each rating should be evaluated independently of any other rating.

Credit Ratings for Outstanding Debt Instruments
	WGL		Washington Gas
Rating Service	Unsecured Medium-Term Notes (Indicative)(a)	Commercial Paper	Unsecured Medium-Term Notes	Commercial Paper
Fitch Ratings(b)	A+	F1	AA–	F1
Moody’s Investors Service(c)	Not Rated	P-2	A2	P-1
Standard & Poor’s Ratings Services(d)	A+	A-1	A+	A-1

(a)	Indicates the ratings that may be applicable if WGL were to issue unsecured MTNs.
(b)	The long-term debt ratings outlook issued by Fitch Ratings for WGL and Washington Gas is stable.
(c)	The long-term debt ratings outlook issued by Moody’s Investors Service for Washington Gas is stable.
(d)	The long-term debt ratings outlook issued by Standard & Poor’s Rating Services for WGL and Washington Gas is stable.

Ratings Triggers and Certain Debt Covenants

Under the terms of WGL’s and Washington Gas’ credit agreements, the ratio of consolidated financial indebtedness to consolidated total capitalization cannot exceed 0.65 to 1.0 (65.0%). In addition, WGL and Washington Gas are required to inform lenders of changes in corporate existence, financial conditions, litigation, and environmental warranties that might have a material effect on debt ratings. The failure to inform the lenders’ agent of material changes in these areas might constitute default under the agreements. Additionally, failure to pay principal or interest on any other indebtedness may be deemed a default under our credit agreements. A default, if not remedied, may lead to a suspension of further loans and/or acceleration in which obligations become immediately due and payable. At December 31, 2013, we were in compliance with all of the covenants under our revolving credit facilities.

For certain of its natural gas purchase and pipeline capacity agreements, if the long-term debt of Washington Gas is downgraded to or below the lower of a BBB- rating by Standard & Poor’s or a Baa3 rating by Moody’s Investors Service, or if Washington Gas is deemed by a counterparty not to be creditworthy, then the counterparty may withhold service or deliveries, or may require additional credit support. For certain other agreements, if the counterparty’s credit exposure to Washington Gas exceeds a contractually defined threshold amount, or if Washington Gas’ credit rating declines by a certain rating level, then the counterparty may require additional credit support. At December 31, 2013, Washington Gas would not be required to provide additional credit support by these arrangements if its long-term credit rating was to be downgraded by one rating level.

WGL guarantees payments for certain purchases of natural gas and electricity on behalf of WGEServices and WGL Midstream (refer to our 2013 Annual Report for a further discussion of these guarantees). If the credit rating of WGL declines, WGEServices and WGL Midstream may be required to provide additional credit support for these purchase contracts. At December 31, 2013, WGES would be required to provide $0.1 million in additional credit support for these arrangements if the long-term credit rating of WGL was to be downgraded by one rating level. WGL Midstream would not be required to provide any additional credit support.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Historical Cash Flows

The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the three months ended December 31, 2013 and 2012:

	Three Months Ended December 31,
	2013	2012
(In millions)
Cash provided by (used in):
Operating activities	$(12.6)	$(17.0)
Investing activities	(73.8)	(83.4)
Financing activities	87.8	94.7

Cash Flows Used in Operating Activities

The regulated utility’s cash flows from operating activities principally reflect gas sales and deliveries and cost of operations. The volume of gas sales and deliveries is dependent primarily on factors external to the utility, such as growth of customer demand, weather, market prices for energy, economic conditions and measures that promote energy efficiency. Under the RNA, WNA, CRA and decoupling mechanisms in place, changes in delivery volumes from levels assumed when rates were approved may affect the timing of cash flows but not net income. The price at which the utility provides energy to customers is determined in accordance with rate agreements. In general, changes in the utility’s cost of purchased power, fuel and gas may affect the timing of cash flows but not net income because the costs are recovered in accordance with rate agreements. In addition, the regulated utility’s cash flow is impacted by the timing of derivative settlements.

The non-utility cash flows from operating activities primarily reflect the timing of receipts related to solar and federal projects at commercial energy systems and the timing of receipts related to electric and gas bills for retail-energy marketing. The timing of gas purchases resulting from asset optimization arrangements affect midstream energy services.

Net income is the result of cash and non- cash (or accrual) transactions. Only cash transactions affect the WGL’s cash flows from operating activities. Principal non- cash charges include depreciation and deferred income tax expense. Principal non- cash credits include amortizations of certain net regulatory liabilities. Non- cash charges or credits may also be accrued under the revenue decoupling and cost reconciliation mechanisms in the utilities’ rate plans.

Net cash flows used in operating activities for the three months ended December 31, 2013 was $12.6 million compared to $17.0 million for the three months ended December 31, 2012. The change in net cash flows reflects the timing of payments for and recovery of energy costs. This timing is reflected within changes to accounts receivable, recoverable energy costs and accounts payable balances.

The changes in regulatory assets principally reflect changes in deferred pension costs in accordance with the accounting rules for retirement benefits.

Cash Flows Used in Investing Activities

During the three months ended December 31, 2013, cash flows used in investing activities totaled $73.8 million, which primarily consists of capital expenditures made on behalf of Washington Gas. In addition, investing activities also reflects additional investments in commercial Solar PV facilities, a partnership and other financing vehicles to directly fund residential Solar PV projects.

During the three months ended December 31, 2012, cash flows used in investing activities totaled $83.4 million, which primarily consists of capital expenditures made on behalf of Washington Gas. In addition, investing activities also reflects additional investments in commercial Solar PV facilities and investments in a partnership to directly fund residential Solar PV projects.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Cash Flows Provided by Financing Activities

Cash flows provided by financing activities totaled $87.8 million for the three months ended December 31, 2013, reflecting the net issuance of $108.5 million of notes payable and long-term debt offset by dividends on common and preferred stock of $22.1 million.

Cash flows provided by financing activities totaled $94.7 million for the three months ended December 31, 2012, reflecting the issuance of $113.7 million of notes payable, partially offset by dividends on common and preferred stock of $19.7 million.

CONTRACTUAL OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS, AND OTHER COMMERCIAL COMMITMENTS

Contractual Obligations

WGL and Washington Gas have certain contractual obligations incurred in the normal course of business that require fixed and determinable payments in the future. These commitments include long-term debt, lease obligations, unconditional purchase obligations for pipeline capacity, transportation and storage services, certain natural gas and electricity commodity commitments and our commitments related to the business process outsourcing program.

Reference is made to the “Contractual Obligations, Off-Balance Sheet Arrangements and Other Commercial Commitments” section of Management’s Discussion in our 2013 Annual Report. Note 5 to the Consolidated Financial Statements in our 2013 Annual Report includes a discussion of long-term debt, including debt maturities. Note 13 to the Consolidated Financial Statements in our 2013 Annual Report reflects information about the various contracts of Washington Gas, WGEServices and WGL Midstream. Additionally, refer to Note 12 of the Notes to Consolidated Financial Statements in this quarterly report.

There have been no significant changes to contractual obligations in the three month period ended December 31, 2013.

Construction Project Financing

To fund certain of its construction projects, Washington Gas enters into financing arrangements with third party lenders. As part of these financing arrangements, Washington Gas’ customers agree to make principal and interest payments over time, typically beginning after the projects are completed. Washington Gas assigns these customer payment streams to the lender. As the lender funds the construction project, Washington Gas establishes a receivable representing its customers’ obligations to remit principal and interest and a long-term payable to the lender. When these projects are formally “accepted” by the customer as completed, Washington Gas transfers the ownership of the receivable to the lender and removes both the receivable and the long-term financing from its financial statements. As of December 31, 2013 and September 30, 2013, work on these construction projects that was not completed or accepted by customers was valued at $8.3 million and $6.7 million, respectively. These amounts are recorded on the balance sheet as a receivable in “Deferred Charges and Other Assets—Other” with the corresponding long-term obligation to the lender recorded under “Long-term debt.” At any time before these contracts are accepted by the customer, should there be a contract default, such as, among other things, a delay in completing the project, the lender may call on Washington Gas to fund the unpaid principal in exchange for which Washington Gas would receive the right to the stream of payments from the customer. Construction projects are financed primarily for government agencies, which Washington Gas considers to have minimal credit risk. Based on this assessment and previous collection experience, Washington Gas did not record any corresponding reserve for bad debts related to these receivables at December 31, 2013 or September 30, 2013.

Financial Guarantees

WGL has guaranteed payments primarily for certain purchase commitments on behalf of WGEServices and WGL Midstream. At December 31, 2013, these guarantees totaled $313.5 million and $185.7 million for WGEServices and WGL Midstream, respectively. The amount of such guarantees is periodically adjusted to reflect changes in the level of financial exposure related to these purchase commitments. We also receive financial guarantees or other collateral from counterparties when required by our credit policy (refer to the section entitled “Credit Risk” for a further discussion of our credit policy). WGL also issued guarantees totaling $7.8 million at December 31, 2013 on behalf of certain of our non-utility subsidiaries and unconsolidated investments associated with their banking transactions. Of the total guarantees of $507.0 million, $4.0 million expires in January 2014, $6.0 million expires in October 2014 and $0.5 million expires in September 2033. The remaining guarantees do not have specific maturity dates. For all of its financial guarantees, WGL may cancel any or all future obligations upon written notice to the counterparty, but WGL would continue to be responsible for the obligations created under the guarantees prior to the effective date of the cancellation.

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

Constitution Pipeline LLC has extended the range for the pipeline’s target in-service date to late 2015 through 2016 as a result of a longer than expected regulatory and permitting process. An affiliate of Williams Partners will construct, operate and maintain the new 30-inch, 126-mile long transmission pipeline.

WGL Midstream will invest an estimated $68 million in the project for a 10% share in the pipeline venture. WGL Midstream joins Williams Partners L.P. (41% share), Cabot Oil and Gas Corporation (25% share) and Piedmont Natural Gas (24% share) in the project. In June 2013, Constitution Pipeline filed a formal certificate application with FERC.

CREDIT RISK

Wholesale Credit Risk

Certain wholesale suppliers that sell natural gas to any or all of Washington Gas, WGEServices and WGL Midstream may have relatively low credit ratings or may not be rated by major credit rating agencies.

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

WGL Midstream enters into transactions with wholesale counterparties to optimize its portfolio of owned and managed natural gas assets. Any failure of wholesale counterparties to deliver natural gas under existing contracts could cause financial exposure for the difference between the price at which WGL Midstream has contracted to buy these commodities and their replacement cost. To the extent that WGL Midstream sells natural gas to these wholesale counterparties, WGL Midstream may be exposed to payment risk if it is in a net receivable position. In addition, WGL Midstream enters into contracts with counterparties to hedge the costs of natural gas. Depending on the ability of the counterparties to fulfill their commitments, WGL Midstream could be at risk for financial loss.

Washington Gas, WGEServices and WGL Midstream operate under an existing credit policy that is designed to mitigate credit risks through requirements for credit enhancements including, but not limited to, letters of credit, parent guarantees and cash collateral when deemed necessary. In accordance with this policy, Washington Gas, WGEServices and WGL Midstream have each obtained credit enhancements from certain of their counterparties. If certain counterparties or their guarantors meet the policy’s creditworthiness criteria, Washington Gas, WGEServices and WGL Midstream may grant unsecured credit to those counterparties or their guarantors. The creditworthiness of all counterparties is continuously monitored.

Washington Gas, WGEServices and WGL Midstream are also subject to the collateral requirements of their counterparties. At December 31, 2013, Washington Gas, WGEServices and WGL Midstream provided $3.8 million, $17.7 million and $9.6 million in cash collateral to counterparties, respectively.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

The following table provides information on our credit exposure, net of collateral, to wholesale counterparties as of December 31, 2013 for Washington Gas, WGEServices and WGL Midstream, separately.

Credit Exposure to Wholesale Counterparties (In millions)
Rating(a)	Exposure Before Credit Collateral(b)	Offsetting Credit Collateral Held(c)	Net Exposure	Number of Counterparties Greater Than 10%(d)	Net Exposure of Counterparties Greater Than 10%
Washington Gas
Investment Grade	$8.4	$—	$8.4	1	$3.6
Non-Investment Grade	11.4	10.6	0.8	1	0.8
No External Ratings	5.6	—	5.6	—	—
WGEServices
Investment Grade	$0.7	$—	$0.7	4	$0.7
Non-Investment Grade	—	—	—	—	—
No External Ratings	—	—	—	—	—
WGL Midstream
Investment Grade	$13.7	$—	$13.7	1	$3.6
Non-Investment Grade	—	—	—	—	—
No External Ratings	8.7	—	8.7	1	7.4

(a)Investment Grade is primarily determined using publicly available credit ratings of the counterparty. If the counter party has provided a guarantee by a higher-rated entity (e.g., its parent), it is determined based upon the rating of it guarantor. Included in “Investment Grade” are counterparties with a minimum Standard & Poor’s or Moody’s Investor Service rating of BBB- or Baa3, respectively.

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

Retail Credit Risk

Washington Gas is exposed to the risk of non-payment of utility bills by certain of its customers. To manage this customer credit risk, Washington Gas may require cash deposits from its high-risk customers to cover payment of their bills until the requirements for the deposit refunds are met. In addition, Washington Gas implemented a POR program as approved by the PSC of MD, whereby it purchases receivables from participating energy marketers at approved discount rates. Under the program, Washington Gas is exposed to the risk of non-payment by the retail customers for these receivables. This risk is factored into the approved discount rate at which Washington Gas purchases the receivables.

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

WGSW is indirectly subject to retail credit risk associated with non-payment by customers who lease solar equipment or maintain energy service agreements through ASD Solar LP, Skyline Innovations, Inc. and EchoFirst Finance Company LLC. This credit risk is mitigated with minimum credit quality criteria established in each of WGSW’s agreements. These criteria must be satisfied for WGSW to participate in the project financing arrangement or partnership interest.

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

The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Regulated Utility segment’s energy-related derivatives during the nine months ended December 31, 2013:

Regulated Utility Segment

Changes in Fair Value of Energy-Related Derivatives

(In millions)
Net assets (liabilities) at September 30, 2013	$(107.7)
Net fair value of contracts entered into during the period	(1.4)
Other changes in net fair value	(104.2)
Realized net settlement of derivatives	4.2
Net assets (liabilities) at December 31, 2013	$(209.1)

Regulated Utility Segment

Roll Forward of Energy-Related Derivatives

(In millions)
Net assets (liabilities) at September 30, 2013	$(107.7)
Recorded to income	(27.3)
Recorded to regulatory assets/liabilities	(78.3)
Realized net settlement of derivatives	4.2
Net assets (liabilities) at December 31, 2013	$(209.1)

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

The maturity dates of our net assets (liabilities) associated with the Regulated Utility segment’s energy-related derivatives recorded at fair value at December 31, 2013, is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Regulated Utility Segment

Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

	Years Ended September 30,
(In millions)	Total	Remainder 2014	2015	2016	2017	2018	Thereafter
Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	10.9	(2.6)	2.4	11.0	0.1	—	—
Level 3 — Significant unobservable inputs	(220.0)	(16.8)	(15.7)	(27.3)	(26.7)	(16.5)	(117.0)
Total net assets (liabilities) associated with our energy-related derivatives	$(209.1)	$(19.4)	$(13.3)	$(16.3)	$(26.6)	$(16.5)	$(117.0)

Fair value changed due primarily to unfavorable movements in the unobservable inputs used in the valuation of long-dated forwards. We believe that this value is not reflective of our ultimate cash flows as these purchases are utilized in the optimization of our long-term natural gas transportation and storage capacity resources, which are not reflected at fair value. Refer to Note 8, Derivative and Weather-Related Instruments and Note 9, Fair Value Measurements of the Notes to Consolidated Financial Statements for a further discussion of our derivative activities and fair value measurements.

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

WGEServices procures electricity supply under contract structures in which WGEServices assumes the responsibility of matching its customer requirements with its supply purchases. WGEServices assembles the various components of supply, including electric energy from various suppliers and capacity, ancillary services and transmission service from the PJM Interconnection, a regional transmission organization, in matching its customer requirements obligations. While the capacity and transmission costs within PJM are generally stable and identifiable several years into the future, the cost of ancillary services which support the reliable operation of the transmission system, fluctuate more frequently as changes occur in the balance between generation and the consumption mix within the electric system. WGEServices could be exposed to price risk associated with changes in ancillary costs due to lack of available forward market products to sufficiently hedge those risks.

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

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Retail Energy-Marketing segment’s energy-related derivatives during the nine months ended December 31, 2013:

Retail Energy-Marketing Segment

Changes in Fair Value of Energy-Related Derivatives

(In millions)
Net liabilities at September 30, 2013	$(10.4)
Net fair value of contracts entered into during the period	0.6
Other changes in net fair value	1.6
Realized net settlement of derivatives	0.9
Net assets (liabilities) at December 31, 2013	$(7.3)

Retail Energy-Marketing Segment

Roll Forward of Energy-Related Derivatives

(In millions)
Net liabilities at September 30, 2013	$(10.4)
Recorded to income	3.0
Recorded to accounts payable	(0.8)
Realized net settlement of derivatives	0.9
Net assets (liabilities) at December 31, 2013	$(7.3)

The maturity dates of our net assets (liabilities) associated with the Retail Energy-Marketing segments’ energy-related derivatives recorded at fair value at December 31, 2013 is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Retail Energy-Marketing Segment

Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

	Years Ended September 30,
(In millions)	Total	Remainder 2014	2015	2016	2017	2018	Thereafter
Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	(8.3)	(5.6)	(1.8)	(0.9)	—	—	—
Level 3 — Significant unobservable inputs	1.0	3.7	(2.2)	(0.5)	—	—	—
Total net assets (liabilities) associated with our energy-related derivatives	$(7.3)	$(1.9)	$(4.0)	$(1.4)	$—	$—	$—

Refer to Note 8, Derivative and Weather-Related Instruments and Note 9, Fair Value Measurements of the Notes to Consolidated Financial Statements for a further discussion of our derivative activities and fair value measurements.

Midstream Energy Services. WGL Midstream engages in wholesale commodity transactions to optimize its owned and managed natural gas assets. Price risk exists to the extent WGL Midstream does not closely match the volume of physical natural gas it purchases with the related forward sales entered into as hedges. WGL Midstream’s risk management policies and procedures are designed to minimize this risk. Depending upon the nature of its forward hedges, WGL Midstream may also be exposed to fluctuations in mark-to-market valuations based on changes in forward price curves. WGL Midstream pays fixed fair market prices for its owned storage assets and is subject to variations in annual summer-winter spreads associated with weather and other market factors. To the extent there are significant variations in weather, WGL Midstream may incur price variances that negatively impact expected gross margins (refer to the section entitled “Weather Risk” for a further discussion of our management of weather risk). WGL Midstream manages this risk through the use of derivative instruments, including financial products.

The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Midstream Energy Services segments’ energy-related derivatives during the three months ended December 31, 2013:

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Midstream Energy Services Segment

Changes in Fair Value of Energy-Related Derivatives

(In millions)
Net assets at September 30, 2013	$(10.5)
Net fair value of contracts entered into during the period	(17.6)
Other changes in net fair value	(17.5)
Realized net settlement of derivatives	1.8
Net assets (liabilities) at December 31, 2013	$(43.8)

Midstream Energy Services Segment

Roll Forward of Energy-Related Derivatives

(In millions)
Net assets at September 30, 2013	$(10.5)
Recorded to income	(35.1)
Realized net settlement of derivatives	1.8
Net assets (liabilities) at December 31, 2013	$(43.8)

The maturity dates of our net assets (liabilities) associated with the Midstream Energy Services segments’ energy-related derivatives recorded at fair value at December 31, 2013 is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Midstream Energy Services Segment

Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

	Years Ended September 30,
(In millions)	Total	Remainder 2014	2015	2016	2017	2018	Thereafter
Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	3.4	3.4	—	—	—	—	—
Level 3 — Significant unobservable inputs	(47.2)	(0.1)	—	(5.8)	(6.1)	(4.6)	(30.6)
Total net assets associated with our energy-related derivatives	$(43.8)	$3.3	$—	$(5.8)	$(6.1)	$(4.6)	$(30.6)

Fair value changed primarily due to projected unfavorable movements in unobservable inputs used in the valuation of long-dated forward contracts. We believe that this value is not reflective of our ultimate cash flows as these purchases are utilized in the optimization of our long-term natural gas transportation and storage capacity resources, which are not reflected at fair value.

Value-at-Risk

WGEServices measures the market risk of its energy commodity portfolio by determining its value-at-risk. Value-at-risk is an estimate of the maximum loss that can be expected at some level of probability if a portfolio is held for a given time period. The value-at-risk calculation for natural gas and electric portfolios include assumptions for normal weather, new customers and renewing customers for which supply commitments have been secured. Based on a 95% confidence interval for a one-day holding period, WGEServices’ value-at-risk at December 31, 2013 was approximately $18,700 and $20,900, related to its natural gas and electric portfolios, respectively. At September 30, 2013, WGEServices’ value-at-risk was approximately $14,900 and $36,100, related to its natural gas and electric portfolios, respectively. At December 31, 2013, the high, low and average value-at-risk for natural gas are noted in the table below.

WGEServices

Value-at-Risk at December 31, 2013

(In thousands)	High	Low	Average
Natural Gas	$30.9	$13.9	$18.1
Electric Portfolio	37.8	10.1	18.1
Total	$68.7	$24.0	$36.2

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Interest-Rate Risk

We are exposed to interest-rate risk associated with our short-term and long-term financing. WGL utilizes derivative instruments from time to time in order to minimize its exposure to the risk of interest-rate volatility.

Short-Term Debt. At December 31, 2013 and September 30, 2013, WGL and its subsidiaries had outstanding notes payable of $443.3 million and $373.1 million, respectively. The carrying amount of our short-term debt approximates fair value. In the current quarter, a change of 100 basis points in the underlying average interest rate for our short-term debt would have caused a change in interest expense of approximately $3.0 million.

Long-Term Debt. At December 31, 2013, we had outstanding fixed-rate MTNs and other long-term debt of $599.3 million, excluding current maturities and unamortized discounts. While fixed-rate debt does not expose us to earnings risk when market interest rates change, such debt is subject to changes in fair value. Fair value is defined as the present value of the debt securities’ future cash flows discounted at interest rates that reflect market conditions as of the measurement date. As of December 31, 2013, the fair value of our fixed-rate debt was $688.7 million. Our sensitivity analysis indicates that fair value would increase by approximately $29.0 million or decrease by approximately $26.8 million if interest rates were to decline or increase by 10%, respectively, from current market levels. In general, such an increase or decrease in fair value would impact earnings and cash flows only if Washington Gas were to reacquire some or all of these instruments in the open market prior to their maturity.

A total of $447.5 million, or approximately 75.7%, of Washington Gas’ outstanding MTNs, excluding current maturities, have make-whole call options which, if exercised, would require us to pay a premium over the face amount.

Derivative Instruments. Washington Gas utilizes derivative instruments from time to time in order to minimize its exposure to the risk of interest-rate volatility. On July 18, 2013, Washington Gas entered into a forward starting swap in anticipation of its December 2013 MTN issuance. The swap was terminated on December 2, 2013 at a gain to Washington Gas of $1.2 million. Refer to the section entitled “Long-Term Cash Requirements and Related Financing” for further discussion of our interest-rate risk management activity.

Weather Risk

We are exposed to various forms of weather risk in both our regulated utility and non-utility business segments. To the extent Washington Gas does not have weather related instruments or billing adjustment mechanisms in place, its revenues are volume driven and its current rates are based upon an assumption of normal weather. Without weather protection strategies, variations from normal weather will cause our earnings to increase or decrease depending on the weather pattern. Washington Gas currently has a weather protection strategy that is designed to neutralize the estimated financial effects of weather on its net income for Virginia and Maryland. In the District of Columbia, we have an open WNA filing, and due to recent rate case decisions and the pricing environment, we did not hedge against exposure to weather in the District of Columbia during the quarter ended December 31, 2013.

The financial results of our retail energy-marketing business, WGEServices, are affected by variations from normal weather primarily in the winter relating to its natural gas sales, and throughout the fiscal year relating to its electricity sales. WGEServices manages these weather risks with, among other things, weather related instruments.

Variations from normal weather may also affect the financial results of our wholesale energy business, WGL Midstream, primarily with regards to summer-winter storage spreads and in transportation spreads throughout the fiscal year. WGL Midstream manages these weather risks with, among other things, locational, physical and financial basis hedging.

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

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

WASHINGTON GAS LIGHT COMPANY

This section of Management’s Discussion focuses on Washington Gas for the reported periods. In many cases, explanations and disclosures for both WGL and Washington Gas are substantially the same.

RESULTS OF OPERATIONS

The results of operations for the Regulated Utility segment and Washington Gas are substantially the same; therefore, this section primarily focuses on statistical information and other information that is not discussed in the results of operations for the Regulated Utility segment. Refer to the section entitled “Results of Operations—Regulated Utility” in Management’s Discussion for WGL for a detailed discussion of the results of operations for the Regulated Utility segment.

Washington Gas’ net income applicable to common stock was $38.5 million for the three months ended December 31, 2013, compared to net income of $38.4 million reported for the same period of the prior fiscal year. The comparison primarily reflects the following:

•	higher revenues related to growth of more than 11,900 average active customer meters;

•	higher revenues due to new base rates in the District of Columbia and Maryland;

•	higher revenues due to accelerated pipe replacement programs;

•	higher revenues due to favorable effects of changes in natural gas consumption patterns;

•	higher realized margins associated with our asset optimization program; and

•	a decrease in the effective tax rate including the reinstatement of regulatory assets related to the tax effect of Med D.

Offsetting these favorable variances were:

•	lower unrealized margins associated with our asset optimization program;

•	higher operating costs;

•	higher property taxes; and

•	an impairment of the old operations center.

Key gas delivery, weather and meter statistics are shown in the table below for the three months ended December 31, 2013 and 2012.

Gas Deliveries, Weather and Meter Statistics

	Three Months Ended December 31,		Increase/
	2013	2012	(Decrease)
Gas Sales and Deliveries (millions of therms)
Firm
Gas sold and delivered	289.2	264.9	24.3
Gas delivered for others	158.7	150.5	8.2
Total firm	447.9	415.4	32.5
Interruptible
Gas sold and delivered	0.6	0.7	(0.1)
Gas delivered for others	77.7	76.0	1.7
Total interruptible	78.3	76.7	1.6
Electric generation—delivered for others	37.1	51.2	(14.1)
Total deliveries	563.3	543.3	20.0

Degree Days
Actual	1,394	1,309	85
Normal	1,344	1,348	(4)
Percent colder (warmer) than normal	3.7%	(2.9)%	n/a
Average active customer meters	1,111,138	1,099,176	11,962
New customer meters added	4,194	3,428	766

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Gas Service to Firm Customers. The volume of gas delivered to firm customers is highly sensitive to weather variability as a large portion of the natural gas delivered by Washington Gas is used for space heating. Washington Gas’ rates are based on an assumption of normal weather. The RNA in Maryland and the WNA and CRA in Virginia are mechanisms designed to, among other things, eliminate the effect on net revenues of variations in weather from normal levels (refer to the section entitled “Weather Risk” for a further discussion of these mechanisms and other weather-related instruments included in our weather protection strategy).

During the three months ended December 31, 2013, total gas deliveries to firm customers were 447.9 million therms, an increase of 32.5 million therms from 415.4 million therms delivered in the same period of the prior fiscal year. This comparison in natural gas deliveries to firm customers primarily reflects colder weather in the current quarter than in the same quarter of the prior year and an increase in average active customer meters of 11,962.

Weather, when measured by HDDs was 3.7% colder than normal for the three months ended December 31, 2013, compared to 2.9% warmer than normal for the same period of the prior fiscal year. Including the effects of our weather protection strategy in the District of Columbia, there were no material effects on net income attributed to colder or warmer weather for the three months ended December 31, 2013 or 2012.

Gas Service to Interruptible Customers. Washington Gas must curtail or interrupt service to this class of customer when the demand by firm customers exceeds specified levels. Therm deliveries to interruptible customers increased by 1.6 million therms during the three months ended December 31, 2013, compared to the same period of the prior fiscal year, reflecting increased demand due to weather.

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

Gas Service for Electric Generation. Washington Gas delivers natural gas for use at two electric generation facilities in Maryland that are each owned by companies independent of WGL. During the three months ended December 31, 2013, deliveries to these customers decreased by 14.1 million therms when compared to the same period of the prior fiscal year. Washington Gas shares with firm customers a significant majority of the margins earned from natural gas deliveries to these customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not materially affect either net revenues or net income.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and capital resources for Washington Gas are substantially the same as the liquidity and capital resources discussion included in the Management’s Discussion of WGL (except for certain items and transactions that pertain to WGL and its unregulated subsidiaries). Those explanations are incorporated by reference into this discussion.

RATES AND REGULATORY MATTERS

Washington Gas makes its requests to modify existing rates based on its determination of the level of net investment in plant and equipment, operating expenses, and a level of return on invested capital that is just and reasonable. The following is an update of significant current regulatory matters in each of Washington Gas’ jurisdictions. For a more detailed discussion of the matters below, refer to our combined Annual Report on Form 10-K for WGL and Washington Gas for the fiscal year ended September 30, 2013.

District of Columbia Jurisdiction

District of Columbia Base Rate Case.

On August 15, 2013, Washington Gas filed a request for approval with the PSC of DC of a revised accelerated pipe replacement plan (“Plan”) and surcharge mechanism to recover the associated costs for the first five years of the Plan. Washington Gas proposes to replace bare and/or unprotected steel services, bare and targeted unprotected steel main, and cast iron main in its distribution system in the District of Columbia at an estimated five-year cost of $110 million. Comments and replies were filed by interested parties. A PSC of DC order in this matter is pending.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Weather Normalization Adjustment. On November 8, 2013, Washington Gas filed an Application for Approval of a Weather Normalization Adjustment, which is a rate design mechanism that eliminates the variability of weather from the calculation of actual billed revenues and offers customers more stability in their bills during colder-than-normal winter heating seasons. Comments and replies have been filed regarding Washington Gas’ application. A PSC of DC order in this matter is pending.

Maryland Jurisdiction

Maryland Base Rate Case. On October 10, 2013, Public Utility Law Judge issued a Proposed Order recommending an $8.8 million increase in annual revenues based on an overall rate of return of 7.54% and a return on common equity of 9.25%. In addition, the Proposed Order recommended that Washington Gas be allowed to amortize the costs related to the change in tax treatment of Med D, but recommended disallowance of the costs to initiate the outsourcing agreement with Accenture LLP. The proposed order recommended that Washington Gas be allowed to recover the costs incurred related to the proposed Chillum liquefied natural gas facility, but recommend that the unamortized balance not be included in rate base. On October 24, 2013, Washington Gas and other parties to the case filed appeal memoranda on the proposed order. Washington Gas requested the PSC of MD to accept Washington Gas’ proposed capital structure and approve a rate of return on equity of no less than 9.60%. Washington Gas also requested the PSC of MD to approve the amortization of the costs to achieve related to the outsourcing, to correct a mathematical error and clarify other issues in the case. On November 22, 2013, the PSC of Maryland issued an order granting an overall increase of $8.9 million, based on the capital structure recommended by the Staff of the PSC. The order approved a return on equity of 9.50% resulting in an overall rate of return of 7.70%. The order also clarified that Washington Gas was authorized to establish a regulatory asset and amortize the costs related to the change in tax treatment of Med D. Finally, the PSC denied Washington Gas’ appeal on recovery of the costs to initiate the outsourcing agreement with Accenture, LLP. As a result of this order, Washington Gas has established a Med D regulatory asset in the first quarter of fiscal year 2014 and has begun amortizing the balance. On December 20, 2013, Washington Gas filed a request for rehearing and an appeal with the Baltimore City Circuit Court appealing the PSC’s rulings on capital structure, return on equity, and recovery of the costs to initiate the outsourcing agreement. The case is pending further commission action.

Maryland Strategic Infrastructure Development and Enhancement Plan. On November 7, 2013, pursuant to a new law in Maryland, Washington Gas filed an application with the PSC of MD for authority to implement a Strategic Infrastructure Development and Enhancement Plan (STRIDE Plan) and to recover the reasonable and prudent costs associated with the infrastructure replacements through monthly surcharges to system charges. The surcharge may not exceed $2.00 per month for residential customers. Under the new law, “eligible infrastructure” means replacement or improvement of existing infrastructure of a gas company that (i) is made on or after June 1, 2013; (ii) is designed to improve public safety or infrastructure reliability; (iii) does not increase revenue of a gas company by connecting directly to new customers; (iv) reduces or has the potential to reduce greenhouse gas emissions through a reduction in leaks; and (v) is not included in the current rate base of the gas company. In the application, Washington Gas proposes to invest approximately $200 million in the initial five years of a 22-year overall plan. The STRIDE Plan will enable Washington Gas to expedite replacement of aging infrastructure in its distribution system in Maryland. The new law provides that the Commission must approve the cost-recovery schedule associated with the STRIDE Plan at the same time that it approves the Plan and has 180 days to issue a final decision on Washington Gas’ request.

Virginia Jurisdiction

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

On April 2, 2013, Washington Gas filed a second amendment to provide additional services to two of its affiliates, and to further revise the proposed service agreements that were included in the January 18, 2013 application. On May 24, 2013, the SCC of VA approved revised service agreements for WGL Holdings Inc., Washington Gas Resources Corp., Hampshire Gas Company, Crab Run Gas Company and WGL Midstream.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (concluded)

On June 16, 2011, Washington Gas submitted an application to the SCC of VA requesting approval of three affiliate transactions with WGL Midstream: (i) the transfer to WGL Midstream of the remainder of the term of two agreements for natural gas storage service at the Washington Gas Storage (WSS) and Eminence Storage Service (ESS) storage fields; (ii) the sale to WGL Midstream of any storage gas balances associated with the WSS and ESS agreements; and (iii) the assignment to WGL Midstream of Washington Gas’ rights to buy base gas in the WSS storage field. The SCC of VA did not approve the transfer of the agreements on the grounds that ratepayers funded a portion of the costs associated with the assets. On June 5, 2013, Washington Gas filed requesting the SCC of VA to issue a declaratory judgment that the proposed capacity releases are governed by the FERC and the SCC of VA does not have jurisdiction over the transaction.

On October 31, 2013, the Senior Hearing Examiner issued a Report finding that the SCC of VA has jurisdiction over the proposed transfers. Washington Gas filed comments on the Report on December 5, 2013. The case is pending review by the SCC of VA.

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

ITEM 4. CONTROLS AND PROCEDURES – WGL Holdings, Inc.

Senior management, including the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer of WGL, evaluated the effectiveness of WGL’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2013. Based on this evaluation process, the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that disclosure controls and procedures of WGL are effective. There have been no changes in the internal control over financial reporting of WGL during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of WGL.

ITEM 4. CONTROLS AND PROCEDURES—Washington Gas Light Company

Senior management, including the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer of Washington Gas, evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) of Washington Gas as of December 31, 2013. Based on this evaluation process, the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures of Washington Gas are effective. There have been no changes in the internal control over financial reporting of Washington Gas during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Washington Gas.

WGL Holdings, Inc.

Washington Gas Light Company

Part II—Financial Information

ITEM 1. LEGAL PROCEEDINGS

The nature of our business ordinarily results in periodic regulatory proceedings before various state and federal authorities. For information regarding pending federal and state regulatory matters, see Note 13— Commitments and Contingencies, contained in Part I under the Notes to Consolidated Financial Statements.

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

WGL HOLDINGS, INC. and WASHINGTON GAS LIGHT COMPANY
(Co-registrants)

Date: February 5, 2014	/s/ William R. Ford
William R. Ford
Vice President and Chief Accounting Officer (Principal Accounting Officer)