Form 10-Q
period 2014-03-31
WGL HOLDINGS INC; WASHINGTON GAS LIGHT CO
filed 2014-05-08
CIK 1103601, 104819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

WGL Holdings, Inc. common stock, no par value, outstanding as of April 30, 2014: 51,902,839 shares.

All of the outstanding shares of common stock ($1 par value) of Washington Gas Light Company were held by WGL Holdings, Inc. as of April 30, 2014.

WGL Holdings, Inc.

Washington Gas Light Company

For the Quarter Ended March 31, 2014

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

Part I—Financial information in this Quarterly Report on Form 10-Q includes separate financial statements (i.e. balance sheets, statements of income and comprehensive income and statements of cash flows) for WGL and Washington Gas. The Notes to Consolidated Financial Statements are also included and are presented on a combined basis for both WGL and Washington Gas. The Management’s Discussion and Analysis of Financial Condition and Results of Operations (Management’s Discussion) included under Item 2 is divided into two major sections for WGL and Washington Gas.

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

(iii)

WGL Holdings, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

Part I—Financial Information

Item 1—Financial Statements

(In thousands)	March 31, 2014	September 30, 2013
ASSETS
Property, Plant and Equipment
At original cost	$4,241,016	$4,118,149
Accumulated depreciation and amortization	(1,244,752)	(1,210,686)
Net property, plant and equipment	2,996,264	2,907,463
Current Assets
Cash and cash equivalents	11,977	3,478
Receivables
Accounts receivable	582,825	229,544
Gas costs and other regulatory assets	5,735	10,825
Unbilled revenues	210,827	98,598
Allowance for doubtful accounts	(23,371)	(20,433)
Net receivables	776,016	318,534
Materials and supplies—principally at average cost	22,414	24,904
Storage gas	74,153	347,291
Deferred income taxes	21,998	24,522
Prepaid taxes	62,432	24,450
Other prepayments	18,824	29,922
Derivatives	27,368	35,315
Other	15,556	11,595
Total current assets	1,030,738	820,011
Deferred Charges and Other Assets
Regulatory assets
Gas costs	292,792	93,963
Pension and other post-retirement benefits	246,690	240,634
Other	66,081	66,010
Derivatives	3,091	26,306
Investment in direct financing leases, capital leases	23,955	23,390
Investment in unconsolidated affiliates	88,247	67,522
Other	14,359	14,761
Total deferred charges and other assets	735,215	532,586
Total Assets	$4,762,217	$4,260,060

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders’ equity	$1,314,338	$1,274,545
Washington Gas Light Company preferred stock	28,173	28,173
Long-term debt	599,225	524,067
Total capitalization	1,941,736	1,826,785
Current Liabilities
Current maturities of long-term debt	30,000	67,000
Notes payable	314,500	373,100
Accounts payable and other accrued liabilities	362,097	270,658
Wages payable	19,636	18,645
Accrued interest	3,375	3,399
Dividends declared	23,167	22,075
Customer deposits and advance payments	52,441	67,154
Gas costs and other regulatory liabilities	100,175	27,013
Accrued taxes	31,715	16,056
Derivatives	61,810	48,413
Other	13,393	36,564
Total current liabilities	1,012,309	950,077
Deferred Credits
Unamortized investment tax credits	83,742	46,378
Deferred income taxes	616,967	629,807
Accrued pensions and benefits	163,326	148,890
Asset retirement obligations	103,504	101,321
Regulatory liabilities
Accrued asset removal costs	319,604	321,266
Other	28,188	13,459
Derivatives	400,024	141,334
Other	92,817	80,743
Total deferred credits	1,808,172	1,483,198
Commitments and Contingencies (Note 13)
Total Capitalization and Liabilities	$4,762,217	$4,260,060

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.

Condensed Consolidated Statements of Income (Unaudited)

Part I—Financial Information

Item 1—Financial Statements (continued)

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands, except per share data)	2014	2013	2014	2013
OPERATING REVENUES
Utility	$702,255	$527,174	$1,088,796	$875,107
Non-utility	471,995	364,209	765,751	703,012
Total Operating Revenues	1,174,250	891,383	1,854,547	1,578,119
OPERATING EXPENSES
Utility cost of gas	459,107	244,201	645,988	387,171
Non-utility cost of energy-related sales	426,286	323,740	731,637	622,889
Operation and maintenance	99,699	88,133	187,841	171,763
Depreciation and amortization	27,304	25,544	53,894	52,848
General taxes and other assessments	57,121	54,181	97,742	93,248
Total Operating Expenses	1,069,517	735,799	1,717,102	1,327,919
OPERATING INCOME	104,733	155,584	137,445	250,200
Equity in earnings of unconsolidated affiliates	543	301	1,033	546
Other income—net	342	781	561	1,210
Interest expense	9,525	8,951	18,517	18,144
INCOME BEFORE INCOME TAXES	96,093	147,715	120,522	233,812
INCOME TAX EXPENSE	34,550	57,880	40,020	91,259
NET INCOME	$61,543	$89,835	$80,502	$142,553
Dividends on Washington Gas Light Company preferred stock	330	330	660	660
NET INCOME APPLICABLE TO COMMON STOCK	$61,213	$89,505	$79,842	$141,893

AVERAGE COMMON SHARES OUTSTANDING
Basic	51,875	51,681	51,846	51,657
Diluted	51,899	51,828	51,864	51,759

EARNINGS PER AVERAGE COMMON SHARE
Basic	$1.18	$1.73	$1.54	$2.75
Diluted	$1.18	$1.73	$1.54	$2.74
DIVIDENDS DECLARED PER COMMON SHARE	$0.4400	$0.4200	$0.8600	$0.8200

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Part I—Financial Information

Item 1—Financial Statements (continued)

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2014	2013	2014	2013
NET INCOME	$61,543	$89,835	$80,502	$142,553
OTHER COMPREHENSIVE INCOME, BEFORE INCOME TAXES:
Pension and other postretirement benefit plans
Change in prior service credit	(35)	(12)	(69)	(24)
Change in actuarial net loss (gain)	(164)	462	200	925
Change in transition obligation	—	62	—	71
Total pension and other postretirement benefit plans	$(199)	$512	$131	$972
INCOME TAX EXPENSE (BENEFIT) RELATED TO OTHER COMPREHENSIVE INCOME	(79)	209	52	392
OTHER COMPREHENSIVE INCOME (LOSS)	$(120)	$303	$79	$580
COMPREHENSIVE INCOME	$61,423	$90,138	$80,581	$143,133

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Part I—Financial Information

Item 1—Financial Statements (continued)

	Six Months Ended March 31,
(In thousands)	2014	2013
OPERATING ACTIVITIES
Net income	$80,502	$142,553
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	53,894	52,848
Amortization of:
Other regulatory assets and liabilities—net	(5,896)	(6,617)
Debt related costs	288	431
Deferred income taxes—net	(16,248)	9,087
Accrued/deferred pension cost	18,380	15,965
Compensation expense related to equity awards	3,923	3,266
Provision for doubtful accounts	8,850	7,413
Impairment loss on Springfield Operations Center	770	—
Other non-cash charges—net	822	764
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and unbilled revenues—net	(471,422)	(279,705)
Gas costs and other regulatory assets/liabilities—net	78,252	65,263
Storage gas	273,138	118,137
Prepaid taxes	6,645	52,110
Other prepayments	(33,529)	(13,434)
Accounts payable and other accrued liabilities	108,629	51,551
Wages payable	991	689
Customer deposits and advance payments	(14,713)	(29,745)
Unamortized investment tax credits	37,364	7,706
Accrued taxes	15,659	43,812
Accrued interest	(24)	(64)
Other current assets	6,476	23,212
Other current liabilities	(9,774)	(18,247)
Deferred gas costs—net	(198,829)	(21,794)
Deferred assets—other	(597)	489
Deferred liabilities—other	22,703	(1,335)
Derivatives—deferred	281,905	32,531
Other—net	(6,018)	4,724
Net Cash Provided By Operating Activities	242,141	261,610
FINANCING ACTIVITIES
Common stock issued	(732)	(98)
Long-term debt issued	75,253	2,536
Long-term debt retired	(37,000)	—
Notes payable issued (retired)—net	(58,600)	(65,600)
Dividends on common stock and preferred stock	(44,199)	(39,406)
Other financing activities—net	(515)	701
Net Cash Used In Financing Activities	(65,793)	(101,867)
INVESTING ACTIVITIES
Capital expenditures (excluding AFUDC)	(147,472)	(143,739)
Investments in unconsolidated affiliates	(21,194)	(18,650)
Distributions from unconsolidated affiliates	817	2,047
Net Cash Used in Investing Activities	(167,849)	(160,342)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,499	(599)
Cash and Cash Equivalents at Beginning of Year	3,478	10,263
Cash and Cash Equivalents at End of Period	$11,977	$9,664

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid (refunded)—net	$10,020	$(11,979)
Interest paid	$18,240	$17,853
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Project debt financing activities—net	$253	$2,536
Capital expenditure accruals included in accounts payable and other accrued liabilities	$14,483	$9,678
Dividends paid in common stock	$2,617	$2,564

The accompanying notes are an integral part of these statements.

Washington Gas Light Company

Condensed Balance Sheets (Unaudited)

Part I—Financial Information

Item 1—Financial Statements (continued)

(In thousands)	March 31, 2014	September 30, 2013
ASSETS
Property, Plant and Equipment
At original cost	$3,984,411	$3,903,482
Accumulated depreciation and amortization	(1,209,097)	(1,178,600)
Net property, plant and equipment	2,775,314	2,724,882
Current Assets
Cash and cash equivalents	7,919	—
Receivables
Accounts receivable	360,717	91,405
Gas costs and other regulatory assets	5,735	10,825
Unbilled revenues	123,244	19,418
Allowance for doubtful accounts	(19,816)	(17,498)
Net receivables	469,880	104,150
Materials and supplies—principally at average cost	22,368	24,857
Storage gas	45,885	132,226
Deferred income taxes	26,849	27,000
Other prepayments	28,441	22,794
Receivables from associated companies	7,101	7,173
Derivatives	1,779	4,278
Total current assets	610,222	322,478
Deferred Charges and Other Assets
Regulatory assets
Gas costs	292,792	93,963
Pension and other post-retirement benefits	245,544	239,434
Other	66,040	65,984
Derivatives	193	16,051
Other	12,722	11,597
Total deferred charges and other assets	617,291	427,029
Total Assets	$4,002,827	$3,474,389
CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$1,073,761	$1,024,583
Preferred stock	28,173	28,173
Long-term debt	599,225	524,067
Total capitalization	1,701,159	1,576,823
Current Liabilities
Current maturities of long-term debt	30,000	67,000
Notes payable	61,000	124,500
Accounts payable and other accrued liabilities	210,718	132,814
Wages payable	18,281	17,057
Accrued interest	3,375	3,399
Dividends declared	20,444	19,359
Customer deposits and advance payments	52,441	67,154
Gas costs and other regulatory liabilities	100,175	27,013
Accrued taxes	101,553	25,380
Payables to associated companies	41,358	20,557
Derivatives	44,437	24,749
Other	3,070	9,047
Total current liabilities	686,852	538,029
Deferred Credits
Unamortized investment tax credits	6,915	7,354
Deferred income taxes	598,150	611,453
Accrued pensions and benefits	161,897	147,479
Asset retirement obligations	102,116	99,972
Regulatory liabilities
Accrued asset removal costs	319,604	321,266
Other	28,188	13,459
Derivatives	347,437	106,144
Other	50,509	52,410
Total deferred credits	1,614,816	1,359,537
Commitments and Contingencies (Note 13)
Total Capitalization and Liabilities	$4,002,827	$3,474,389

The accompanying notes are an integral part of these statements.

Washington Gas Light Company

Condensed Statements of Income (Unaudited)

Part I—Financial Information

Item 1—Financial Statements (continued)

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2014	2013	2014	2013
OPERATING REVENUES	$716,808	$535,950	$1,107,223	$891,767
OPERATING EXPENSES
Utility cost of gas	473,508	252,837	664,203	403,285
Operation and maintenance	76,440	72,941	148,512	143,334
Depreciation and amortization	25,401	24,653	50,442	51,141
General taxes and other assessments	53,421	51,161	90,799	87,612
Total Operating Expenses	628,770	401,592	953,956	685,372
OPERATING INCOME	88,038	134,358	153,267	206,395
Other income (expense)—net	90	435	(90)	574
Interest expense	9,393	8,857	18,272	17,952
INCOME BEFORE INCOME TAXES	78,735	125,936	134,905	189,017
INCOME TAX EXPENSE	29,229	48,671	46,592	73,035
NET INCOME	$49,506	$77,265	$88,313	$115,982
Dividends on Washington Gas preferred stock	330	330	660	660
NET INCOME APPLICABLE TO COMMON STOCK	$49,176	$76,935	$87,653	$115,322

The accompanying notes are an integral part of these statements.

Washington Gas Light Company

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Part I—Financial Information

Item 1—Financial Statements (continued)

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2014	2013	2014	2013
NET INCOME	$49,506	$77,265	$88,313	$115,982
OTHER COMPREHENSIVE INCOME, BEFORE INCOME TAXES:
Pension and other postretirement benefit plans
Change in prior service credit	(35)	(12)	(69)	(24)
Change in actuarial net loss (gain)	(164)	462	200	925
Change in transition obligation	—	62	—	71
Total pension and other postretirement benefit plans	$(199)	$512	$131	$972
INCOME TAX EXPENSE (BENEFIT) RELATED TO OTHER COMPREHENSIVE INCOME	(79)	209	52	392
OTHER COMPREHENSIVE INCOME (LOSS)	$(120)	$303	$79	$580
COMPREHENSIVE INCOME	$49,386	$77,568	$88,392	$116,562

The accompanying notes are an integral part of these statements.

Washington Gas Light Company

Condensed Statements of Cash Flows (Unaudited)

Part I—Financial Information

Item 1—Financial Statements (continued)

	Six Months Ended March 31,
(In thousands)	2014	2013
OPERATING ACTIVITIES
Net income	$88,313	$115,982
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	50,442	51,141
Amortization of:
Other regulatory assets and liabilities—net	(6,141)	(6,616)
Debt related costs	565	430
Deferred income taxes—net	(17,185)	6,002
Accrued/deferred pension cost	18,208	15,834
Compensation expense related to equity awards	1,812	2,522
Provision for doubtful accounts	7,895	5,983
Impairment loss on Springfield Operations Center	770	—
Other non-cash charges—net	1,283	899
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable, unbilled revenues and receivables from associated companies—net	(378,643)	(216,171)
Gas costs and other regulatory assets/liabilities—net	78,252	65,263
Storage gas	86,341	75,632
Other prepayments	(5,647)	42,280
Accounts payable and other accrued liabilities, including payables to associated companies	106,067	34,865
Wages payable	1,224	918
Customer deposits and advance payments	(14,713)	(32,896)
Accrued taxes	76,173	47,354
Accrued interest	(24)	(64)
Other current assets	4,988	5,665
Other current liabilities	13,711	1,198
Deferred gas costs—net	(198,829)	(21,794)
Deferred assets—other	(8,729)	(217)
Deferred liabilities—other	13,527	(6,784)
Derivatives—deferred	257,151	35,681
Other—net	(305)	37
Net Cash Provided By Operating Activities	176,506	223,144
FINANCING ACTIVITIES
Long-term debt issued	75,253	2,536
Long-term debt retired	(37,000)	—
Notes payable issued (retired)—net	(63,500)	(71,800)
Dividends on common stock and preferred stock	(38,764)	(37,844)
Other financing activities—net	—	(223)
Net Cash Used In Financing Activities	(64,011)	(107,331)
INVESTING ACTIVITIES
Capital expenditures (excluding AFUDC)	(104,576)	(115,813)
Net Cash Used In Investing Activities	(104,576)	(115,813)
INCREASE IN CASH AND CASH EQUIVALENTS	7,919	—
Cash and Cash Equivalents at Beginning of Year	—	1
Cash and Cash Equivalents at End of Period	$7,919	$1

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid (refunded)—net	$1,240	$(15,000)
Interest paid	$17,995	$8,804
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Project debt financing activities—net	$253	$2,536
Capital expenditure accruals included in accounts payable and other accrued liabilities	$8,474	$9,678

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

The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Therefore, certain financial information and note disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) are omitted in this interim report. The interim consolidated financial statements and accompanying notes should be read in conjunction with the combined Annual Report on Form 10-K for WGL and Washington Gas for the fiscal year ended September 30, 2013. Due to the seasonal nature of our businesses, the results of operations for the periods presented in this report are not necessarily indicative of actual results for the full fiscal years ending September 30, 2014 and 2013 of either WGL or Washington Gas.

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

Storage Gas Valuations

For Washington Gas and WGEServices, storage gas inventory is stated at the lower-of-cost or market as determined using the first-in, first-out method. For the three and six months ended March 31, 2014, Washington Gas recorded a decrease to net income due to a lower-of-cost of market adjustment of $0.4 million. For the three and six months ended March 31, 2013, Washington Gas did not record any lower-of-cost of market adjustments. For the three and six months ended March 31, 2014 and 2013, WGEServices did not record any lower-of-cost or market adjustments.

For WGL Midstream, storage gas inventory is stated at the lower-of-cost or market using the weighted average cost method. For the three and six months ended March 31, 2014, WGL Midstream did not record any lower of-cost-or market adjustments. For the three months ended March 31, 2013, WGL Midstream recorded an increase to net income due to a reversal of a prior period lower-of-cost or market adjustment of $6.6 million. For the six months ended March 31, 2013, WGL Midstream recorded a reduction to net income of $1.8 million for lower-of-cost or market adjustments.

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

WGL Holdings, Inc.
(In millions)	March 31, 2014	September 30, 2013
Accounts payable—trade	$312.2	$216.3
Employee benefits and payroll accruals	18.0	23.4
Embedded derivatives and other accrued liabilities	31.9	30.9
Total	$362.1	$270.6

Washington Gas Light Company
(In millions)	March 31, 2014	September 30, 2013
Accounts payable—trade	$172.6	$99.7
Employee benefits and payroll accruals	16.9	21.4
Embedded derivatives and other accrued liabilities	21.2	11.7
Total	$210.7	$132.8

NOTE 3. SHORT-TERM DEBT

WGL and Washington Gas satisfy their short-term financing requirements through the sale of commercial paper or through bank borrowings. Due to the seasonal nature of the regulated utility and retail energy-marketing segments, short-term financing requirements can vary significantly during the year. Revolving credit agreements are maintained to support outstanding commercial paper and to permit short-term borrowing flexibility. WGL’s policy is to maintain bank credit facilities in amounts equal to or greater than the expected maximum commercial paper position. The following is a summary of committed credit available at March 31, 2014 and September 30, 2013.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Committed Credit Available (In millions)
As of March 31, 2014	WGL Holdings, Inc. (b)	Washington Gas	Total Consolidated
Committed credit agreements
Unsecured revolving credit facility, expires April 3, 2017(a)	$450.0	$350.0	$800.0
Less: Commercial Paper	(253.5)	(61.0)	(314.5)
Net committed credit available	$196.5	$289.0	$485.5

As of September 30, 2013	WGL Holdings, Inc.(b)	Washington Gas	Total Consolidated
Committed credit agreements
Unsecured revolving credit facility, expires April 3, 2017(a)	$450.0	$350.0	$800.0
Less: Commercial Paper	(248.6)	(124.5)	(373.1)
Net committed credit available	$201.4	$225.5	$426.9

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

(b)WGL Holdings, Inc. includes all subsidiaries other than Washington Gas Light Company.

At March 31, 2014 and September 30, 2013, WGL and its subsidiaries had outstanding notes payable in the form of commercial paper supported by revolving credit facilities of $314.5 million and $373.1 million, respectively, at a weighted average interest rate of 0.17% and 0.19%, respectively. At March 31, 2014 and September 30, 2013, Washington Gas had outstanding notes payable in the form of commercial paper of $61.0 million and $124.5 million, respectively, at a weighted average interest rate of 0.12% and 0.13%, respectively. At March 31, 2014 and September 30, 2013, there were no outstanding bank loans from WGL’s or Washington Gas’ revolving credit facilities.

NOTE 4. LONG-TERM DEBT

UNSECURED NOTES

Washington Gas issues unsecured Medium-Term Notes (MTNs) and private placement notes with individual terms regarding interest rates, maturities and call or put options. These notes can have maturity dates of one or more years from the date of issuance.

At March 31, 2014 and September 30, 2013, Washington Gas had the capacity under a shelf registration to issue up to $375.0 million and $450.0 million, respectively, of additional MTNs. At March 31, 2014 and September 30, 2013, outstanding MTNs and private placement notes were $621.0 million and $583.0 million at a weighted average interest rate of 5.86% and 5.91%, respectively.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

The following table shows MTN and private placement issuances and retirements for the six months ended March 31, 2014.

MTN and Private Placement Issuances and Retirements

($ In millions)	Principal	Interest Rate		Nominal Maturity Date
Six Months Ended March 31, 2014
Issuances:
12/5/2013	$75.0	5.00	% (a)	12/15/2043
Total	$75.0

Retirements:
11/7/2013	$37.0	4.88%		11/7/2013
Total	$37.0

(a)The estimated effective cost of the issued notes, including consideration of issuance fees and hedge costs, is 4.95%.

There were no MTN or private placement issuances or retirements for the year ended September 30, 2013.

NOTE 5. COMMON SHAREHOLDERS’ EQUITY

The tables below reflect the components of “Common shareholders’ equity” for WGL and “Common shareholder’s equity” for Washington Gas for the six months ended March 31, 2014.

WGL Holdings, Inc.
Components of Common Shareholders’ Equity
(In thousands)	Common Stock Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total
Balance at September 30, 2013	$574,461	$10,710	$700,422	$(11,048)	$1,274,545
Net income	—	—	80,502	—	80,502
Other comprehensive income	—	—	—	79	79
Dividends reinvestment	3,083	—	—	—	3,083
Stock-based compensation	2,197	(777)	—	—	1,420
Dividends declared:
Common stock	—	—	(44,631)	—	(44,631)
Preferred stock	—	—	(660)	—	(660)
Balance at March 31, 2014	$579,741	$9,933	$735,633	$(10,969)	$1,314,338

Washington Gas Light Company
Components of Common Shareholder’s Equity
(In thousands)	Common Stock Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total
Balance at September 30, 2013	$46,479	$477,968	$511,184	$(11,048)	$1,024,583
Net income	—	—	88,313	—	88,313
Other comprehensive income	—	—	—	79	79
Stock-based compensation	—	635	—	—	635
Dividends declared:
Common stock	—	—	(39,189)	—	(39,189)
Preferred stock	—	—	(660)	—	(660)
Balance at March 31, 2014	$46,479	$478,603	$559,648	$(10,969)	$1,073,761

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

WGL had 51,901,152 and 51,774,204 shares issued of common stock at March 31, 2014 and September 30, 2013, respectively. Washington Gas had 46,479,536 shares issued of common stock at both March 31, 2014 and September 30, 2013.

NOTE 6. EARNINGS PER SHARE

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS assumes the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period unless the effect of such issuance would be anti-dilutive. The following table reflects the computation of our basic and diluted EPS for the three and six months ended March 31, 2014 and 2013.

Basic and Diluted EPS

(In thousands, except per share data)	Net Income Applicable to Common Stock	Shares	Per Share Amount
Three Months Ended March 31, 2014
Basic EPS	$61,213	51,875	$1.18

Stock-based compensation plans	—	24
Diluted EPS	$61,213	51,899	$1.18

Three Months Ended March 31, 2013
Basic EPS	$89,505	51,681	$1.73

Stock-based compensation plans	—	147
Diluted EPS	$89,505	51,828	$1.73

Six Months Ended March 31, 2014
Basic EPS	$79,842	51,846	$1.54

Stock-based compensation plans	—	18
Diluted EPS	$79,842	51,864	$1.54

Six Months Ended March 31, 2013
Basic EPS	$141,893	51,657	$2.75

Stock-based compensation plans	—	102
Diluted EPS	$141,893	51,759	$2.74

There were no anti-dilutive shares for the three and six months ended March 31, 2014 or 2013.

NOTE 7. INCOME TAXES

As of March 31, 2014 and September 30, 2013, our uncertain tax positions were approximately $26.2 million and $25.1 million, respectively, primarily due to the change in tax accounting for repairs. If the amounts of unrecognized tax benefits are eventually realized, it would not materially impact the effective tax rate. It is reasonably possible that the amount of the unrecognized tax benefit with respect to some of WGL’s and Washington Gas’ uncertain tax positions will significantly increase or decrease in the next 12 months, however at this time an estimate of the range of reasonably possible outcomes cannot be determined.

Under the provision of FIN 48 (now part of ASC Topic 740, Income Taxes), Washington Gas recognizes any accrued interest associated with uncertain tax positions in interest expense and recognizes any accrued penalties associated with uncertain tax positions in other expenses in the statements of income. During the three months ended March 31, 2014 and 2013, we accrued no expense for interest on uncertain tax positions. At both March 31, 2014 and September 30, 2013, we had a total accrual of $0.1 million of interest expense related to uncertain tax positions included in other deferred credits in the accompanying balance sheets.

Washington Gas charged the Maryland portion of the Medicare Part D (Med D) regulatory asset to tax expense during the fiscal year ended September 30, 2012 based on positions taken by the Maryland Public Service Commission (PSC of MD) in Washington Gas’ rate case during that fiscal year that did not permit recovery. Washington Gas received an order during the three months ended December 31, 2013 in its recent rate case from the PSC of MD that will allow recovery of the Med D Regulatory Asset. Therefore, the tax benefit has been recognized to reinstate the regulatory asset which results in a

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

decrease in the effective rate for the fiscal year ended September 30, 2014. The Med D adjustment results in an effective tax rate for WGL of 33.3% at March 31, 2014 and is expected to be approximately 33.2% for the entire fiscal year ended September 30, 2014. The Med D adjustment results in an effective tax rate for Washington Gas of 34.6% at March 31, 2014, and is expected to be approximately 33.5% for the entire fiscal year ended September 30, 2014.

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

All physically and financially settled contracts under our asset optimization program are reported on a net basis in the statements of income in “Utility cost of gas.” Total net margins recorded to “Utility cost of gas” after sharing and management fees associated with all asset optimization transactions for the three months ended March 31, 2014 was a loss of $60.4 million including an unrealized loss of $77.9 million. During the three months ended March 31, 2013 we recorded a loss of $2.2 million including an unrealized loss of $6.1 million. Total net margins recorded for the six months ended March 31, 2014 was a loss of $80.2 million including an unrealized loss of $104.1 million. During the six months ended March 31, 2013, we recorded a loss of $7.2 million including an unrealized loss of $14.8 million.

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

Non-Utility Operations

WGEServices enters into certain derivative contracts as part of managing the price risk associated with the sale and purchase of natural gas and electricity. WGL Midstream enters into derivative contracts for the purpose of optimizing its storage and transportation capacity as well as managing the transportation and storage assets on behalf of third parties. As the storage and transportation capacity utilized by WGL Midstream are not considered to be derivative instruments, they are not recorded at fair value on our consolidated balance sheets. Washington Gas Resources has warrants to purchase stock from certain of its solar investments that are accounted for as derivative instruments. Derivative instruments are recorded at fair value on our consolidated balance sheets.WGEServices, WGL Midstream and Washington Gas Resources do not designate these derivatives as hedges under ASC Topic 815; therefore, changes in the fair value of these derivative instruments are reflected in the earnings of our non-utility operations and may cause significant period-to-period volatility in earnings.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Consolidated Operations

Reflected in the tables below is information for WGL as well as Washington Gas. The information for WGL includes derivative instruments for both utility and non-utility operations.

At March 31, 2014 and September 30, 2013, respectively, the absolute notional amounts of our derivatives are as follows:

Absolute Notional Amounts
of Open Positions on Derivative Instruments
As of March 31, 2014	Notional Amounts
Derivative transactions	WGL Holdings, Inc.	Washington Gas Light Company
Natural Gas (In millions of therms)
Asset optimization	15,109.7	11,294.1
Retail sales	62.8	—
Other risk-management activities	1,681.0	1,402.3
Electricity (In millions of kWhs)
Retail sales	3,942.0	—
Other risk-management activities	15,685.0	—
Warrants (In millions of shares)	4.6	—

Absolute Notional Amounts of Open Positions on Derivative Instruments
As of September 30, 2013	Notional Amounts
Derivative transactions	WGL Holdings, Inc.	Washington Gas Light Company
Natural Gas (In millions of therms)
Asset optimization	13,289.6	11,115.8
Retail sales	98.9	—
Other risk-management activities	1,803.6	1,455.7
Electricity (In millions of kWhs)
Retail sales	4,790.2	—
Other risk-management activities	17,647.9	—
Warrants (In millions of shares)	4.6	—
Interest Rate Swaps (In millions of dollars)(a)	75.0	75.0

(a) The fair value of our interest rate swaps was minimal at 9/30/13.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

The following tables present the balance sheet classification for all derivative instruments as of March 31, 2014 and September 30, 2013.

WGL Holdings, Inc.
Balance Sheet Classification of Derivative Instruments
(In millions)
As of March 31, 2014	Gross Derivative Assets	Gross Derivative Liabilities	Netting of Collateral	Total(a)
Current Assets—Derivatives	$39.5	(7.7)	(4.4)	$27.4
Deferred Charges and Other Assets—Derivatives	5.0	(1.9)	—	3.1
Accounts Payable and Other Accrued Liabilities	3.3	—	—	3.3
Current Liabilities—Derivatives	5.5	(71.0)	3.7	(61.8)
Deferred Credits—Derivatives	3.0	(404.5)	1.5	(400.0)
Total	$56.3	$(485.1)	$0.8	$(428.0)

As of September 30, 2013
Current Assets—Derivatives	$57.3	$(19.3)	$(2.7)	$35.3
Deferred Charges and Other Assets—Derivatives	57.4	(31.1)	—	26.3
Accounts Payable and Other Accrued Liabilities	1.5	—	—	1.5
Current Liabilities—Derivatives	4.1	(53.4)	0.9	(48.4)
Deferred Credits—Derivatives	—	(144.0)	2.7	(141.3)
Total	$120.3	$(247.8)	$0.9	$(126.6)

Washington Gas Light Company
Balance Sheet Classification of Derivative Instruments
(In millions)
As of March 31, 2014	Gross Derivative Assets	Gross Derivative Liabilities	Netting of Collateral	Total(a)
Current Assets—Derivatives	$6.1	(4.3)	—	1.8
Deferred Charges and Other Assets—Derivatives	2.1	(1.9)	—	0.2
Current Liabilities—Derivatives	0.7	(45.1)	—	(44.4)
Deferred Credits—Derivatives	1.5	(348.9)	—	(347.4)
Total	$10.4	$(400.2)	$—	$(389.8)

As of September 30, 2013
Current Assets—Derivatives	$19.3	$(12.3)	$(2.7)	$4.3
Deferred Charges and Other Assets—Derivatives	47.2	(31.1)	—	16.1
Current Liabilities—Derivatives	1.5	(26.2)	—	(24.7)
Deferred Credits—Derivatives	—	(106.1)	—	(106.1)
Total	$68.0	$(175.7)	$(2.7)	$(110.4)

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

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

The following table presents all gains and losses associated with derivative instruments for the three and six months ended March 31, 2014 and 2013.

Gains and Losses on Derivative Instruments
(In millions)	WGL Holdings, Inc.		Washington Gas Light Company
Three Months Ended March 31,	2014	2013	2014	2013
Recorded to income
Operating revenues—non-utility	$(35.8)	$(50.9)	$—	$—
Utility cost of gas	(96.4)	(8.0)	(96.4)	(8.0)
Non-utility cost of energy-related sales	27.6	33.9	—	—
Other income-net	—	—	—	—
Recorded to regulatory assets
Gas costs	(133.7)	(15.0)	(133.7)	(15.0)
Other	1.2	—	1.2	—
Total	$(237.1)	$(40.0)	$(228.9)	$(23.0)

Gains and Losses on Derivative Instruments
(In millions)	WGL Holdings, Inc.		Washington Gas Light Company
Six Months Ended March 31,	2014	2013	2014	2013
Recorded to income
Operating revenues—non-utility	$(84.3)	$(38.7)	$—	$—
Utility cost of gas	(123.7)	(15.2)	(123.7)	(15.2)
Non-utility cost of energy-related sales	43.9	26.4	—	—
Other income-net	0.1	0.1	—	—
Recorded to regulatory assets
Gas costs	(212.0)	(26.9)	(212.0)	(26.9)
Other	1.2	—	1.2	—
Total	$(374.8)	$(54.3)	$(334.5)	$(42.1)

Collateral

WGL utilizes standardized master netting agreements, which facilitate the netting of cash flows into a single net exposure for a given counterparty. As part of these master netting agreements, cash, letters of credit, and parental guarantees may be required to be posted to or obtained from counterparties in order to mitigate credit risk related to both derivatives and non-derivative positions. Under WGL’s offsetting policy, collateral balances are offset against the related counterparties’ derivative positions to the extent the application would not result in the over-collateralization of those derivative positions on the balance sheet. At March 31, 2014, Washington Gas, WGEServices and WGL Midstream posted $14.7 million, $33.6 million and $2.5 million, respectively, of collateral deposits with counterparties that were not offset against open and settled derivative contracts. At September 30, 2013, Washington Gas, WGEServices and WGL Midstream posted $3.0 million, $12.1 million and $8.1 million, respectively, of collateral deposits with counterparties that were not offset against open and settled derivative contracts. In addition, at March 31, 2014 and September 30, 2013, Washington Gas held $0.3 million and $4.6 million, respectively of cash collateral representing an obligation to counterparties that was not offset against open and settled derivative contracts. Any collateral posted that is not offset against open and settled derivative contracts is included in “Other prepayments” in the accompanying balance sheet. Collateral received and not offset against open and settled derivative contracts is included in “Customer deposits and advance payments” in the accompanying balance sheet.

Certain derivative instruments of Washington Gas, WGEServices and WGL Midstream contain contract provisions that require collateral to be posted if the credit rating of WGL falls below certain levels or if counterparty exposure to WGEServices or WGL Midstream exceeds a certain level. Due to counterparty exposure levels, at March 31, 2014, WGEServices posted $5.2 million of collateral related to its derivative liabilities that contained credit-related contingent features. At September 30, 2013, WGEServices posted $3.6 million of collateral related to these aforementioned derivative liabilities. Washington Gas and WGL Midstream were not required to post any collateral related to its derivative liabilities that contained credit-related contingent features at March 31, 2014 or September 30, 2013. The following table shows the aggregate fair value of all derivative instruments with credit-related contingent features that are in a liability position, as well as the maximum amount of collateral that would be required if the most intrusive credit-risk-related contingent features underlying these agreements were triggered on March 31, 2014 and September 30, 2013, respectively.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Potential Collateral Requirements for Derivative Liabilities with Credit-risk-Contingent Features
(In millions)	WGL Holdings, Inc.	Washington Gas Light Company
March 31, 2014
Derivative liabilities with credit-risk-contingent features	$31.9	$18.6
Maximum potential collateral requirements	20.0	13.6
September 30, 2013
Derivative liabilities with credit-risk-contingent features	$77.0	$44.7
Maximum potential collateral requirements	33.6	1.7

Washington Gas, WGEServices and WGL Midstream do not enter into derivative contracts for speculative purposes.

Concentration of Credit Risk

We are exposed to credit risk from derivative instruments with wholesale counterparties. Our credit policies are designed to mitigate this credit risk by requiring credit enhancements including, but not limited to, letters of credit, parent guarantees and cash collateral when deemed necessary. For certain counterparties or their guarantors that meet our specified creditworthiness criteria, Washington Gas, WGEServices and WGL Midstream grant unsecured credit, which we continuously monitor. Additionally, Washington Gas, WGEServices and WGL Midstream have separate agreements with wholesale counterparties that contain netting provisions to allow offsetting of the receivable and payable exposure related to each counterparty. At March 31, 2014, two counterparties represented over 10% of Washington Gas’ credit exposure to wholesale derivative counterparties for a total credit risk of $5.7 million; three counterparties represented over 10% of WGEServices’ credit exposure to wholesale counterparties for a total credit risk of $5.6 million; and three counterparties represented over 10% of WGL Midstream’s credit exposure to wholesale counterparties for a total credit risk of $15.5 million.

WEATHER-RELATED INSTRUMENTS

Washington Gas did not use any weather-related instruments during the three and six months ended March 31, 2014. During the three and six months ended March 31, 2013, Washington Gas used Heating Degree Day (HDD) weather-related instruments to manage its financial exposure to variations from normal weather in the District of Columbia. Under these contracts, Washington Gas purchased protection against net revenue shortfalls due to warmer-than-normal weather and sold to its counterparty the right to receive the benefit when weather is colder than normal. Washington Gas elected to value all weather-related instruments at fair value.

Gains and losses associated with Washington Gas’ weather-related instruments are recorded to “Operation and maintenance” expense. During the three months ended March 31, 2013, Washington Gas recorded a pre-tax net gain of $ 0.6 million related to weather instruments. During the six months ended March 31, 2013, Washington Gas recorded a pre-tax net gain of $1.3 million related to weather instruments.

WGEServices utilizes weather-related instruments for managing the financial effects of weather risks. These instruments cover a portion of WGEServices’ estimated revenue or energy-related cost exposure to variations in heating or cooling degree days. These contracts provide for payment to WGEServices of a fixed-dollar amount for every degree day over or under specific levels during the calculation period depending upon the type of contract executed. For the three months ended March 31, 2014 and March 31, 2013, WGEServices recorded a pre-tax gain of $6.4 million and a pre-tax loss of $1.2 million, respectively, related to these contracts. For the six months ended March 31, 2014 and March 31, 2013, WGEServices recorded a pre-tax gain of $5.4 million and a pre-tax loss of $0.8 million, respectively, related to these contracts.

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

Level 2. Level 2 of the fair value hierarchy consists of assets or liabilities that are valued using directly or indirectly observable inputs either corroborated with market data or based on exchange traded market data. Level 2 includes fair values based on industry-standard valuation techniques that consider various assumptions: (i) quoted forward prices, including the use of mid-market pricing within a bid/ask spread; (ii) discount rates; (iii) implied volatility and (iv) other economic factors. Substantially all of these assumptions are observable throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the relevant market. At March 31, 2014 and September 30, 2013, Level 2 financial assets and liabilities included energy-related derivatives such as financial contracts, options and physical forward contracts for deliveries at active market locations.

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

At March 31, 2014 and September 30, 2013, Level 3 derivative assets and liabilities included: (i) physical contracts valued at illiquid market locations with no observable market data; (ii) long-dated positions where observable pricing is not available over the life of the contract; (iii) contracts valued using historical spot price volatility assumptions; (iv) valuations using indicative broker quotes for inactive market locations and (v) non-publicly traded stock warrants.

The following tables set forth financial instruments recorded at fair value as of March 31, 2014 and September 30, 2013, respectively. A financial instrument’s classification within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

WGL Holdings, Inc.
Fair Value Measurements Under the Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Total
At March 31, 2014
Assets
Natural gas related derivatives	$—	$28.5	$2.7	$31.2
Electricity related derivatives	—	0.8	23.1	23.9
Warrants	—	—	1.2	1.2
Total Assets	$—	$29.3	$27.0	$56.3

Liabilities
Natural gas related derivatives	$—	$(23.1)	$(435.0)	$(458.1)
Electricity related derivatives	—	(1.7)	(25.3)	(27.0)
Total Liabilities	$—	$(24.8)	$(460.3)	$(485.1)

At September 30, 2013
Assets
Natural gas related derivatives	$—	$72.3	$21.5	$93.8
Electricity related derivatives	—	—	25.4	25.4
Warrants	—	—	1.1	1.1
Total Assets	$—	$72.3	$48.0	$120.3

Liabilities
Natural gas related derivatives	$—	$(41.1)	$(176.7)	$(217.8)
Electricity related derivatives	—	(7.0)	(23.0)	(30.0)
Total Liabilities	$—	$(48.1)	$(199.7)	$(247.8)

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Washington Gas Light Company Fair Value Measurements Under the Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Total
At March 31, 2014
Assets
Natural gas related derivatives	$—	$8.6	$1.8	$10.4
Total Assets	$—	$8.6	$1.8	$10.4

Liabilities
Natural gas related derivatives	$—	$(15.8)	$(384.4)	$(400.2)
Total Liabilities	$—	$(15.8)	$(384.4)	$(400.2)

At September 30, 2013
Assets
Natural gas related derivatives	$—	$51.0	$17.0	$68.0
Total Assets	$—	$51.0	$17.0	$68.0

Liabilities
Natural gas related derivatives	$—	$(25.1)	$(150.6)	$(175.7)
Total Liabilities	$—	$(25.1)	$(150.6)	$(175.7)

The following table includes quantitative information about the significant unobservable inputs used in the fair value measurement of our Level 3 financial instruments and the respective fair values of the net derivative asset and liability positions, by contract type, as of March 31, 2014 and September 30, 2013.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Quantitative Information about Level 3 Fair Value Measurements
	Net Fair Value March 31, 2014	Valuation Techniques	Unobservable Inputs	Range

WGL Holdings, Inc.	(In millions)
Natural gas related derivatives	($432.3)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($2.150) - $6.315
		Option Model	Natural Gas Basis Price (per dekatherm)	($0.860) - $4.430
			Annualized Volatility of Spot Market Natural Gas	34.6% - 589.6%
Electricity related derivatives	($2.2)	Discounted Cash Flow	Electricity Congestion Price (per megawatt hour)	($1.888) - $83.350
		Load-Shaping Option Model	Electricity Congestion Price (per megawatt hour)	$37.108 - $89.627

Washington Gas Light Company
Natural gas related derivatives	($382.6)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($2.150) - $6.315

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

The following tables are a summary of the changes in the fair value of our derivative instruments that are measured at net fair value on a recurring basis in accordance with ASC Topic 820 using significant Level 3 inputs during the three and six months ended March 31, 2014 and 2013, respectively.

WGL Holdings, Inc.

Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Three Months Ended March 31, 2014
Balance at January 1, 2014	$(264.5)	$(1.7)	$—	$1.2	$(265.0)
Realized and unrealized gains (losses)
Recorded to income	(85.9)	11.2	—	—	(74.7)
Recorded to regulatory assets—gas costs	(110.8)	—	—	—	(110.8)
Transfers out of Level 3	—	—	—	—	—
Purchases	—	—	—	—	—
Settlements	28.9	(11.7)	—	—	17.2
Balance at March 31, 2014	$(432.3)	$(2.2)	$—	$1.2	$(433.3)

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

WGL Holdings, Inc. Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Three Months Ended March 31, 2013
Balance at January 1, 2013	$21.5	4.6	0.1	1.0	$27.2
Realized and unrealized gains (losses)
Recorded to income	(6.3)	(3.2)	0.6	—	(8.9)
Recorded to regulatory assets—gas costs	(10.5)	—	—	—	(10.5)
Transfers out of Level 3	(3.0)	—	—	—	(3.0)
Purchases	—	—	—	—	—
Settlements	2.9	2.6	—	—	5.5
Balance at March 31, 2013	$4.6	$4.0	$0.7	$1.0	$10.3

WGL Holdings, Inc. Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Six Months Ended March 31, 2014
Balance at October 1, 2013	$(155.2)	$2.4	$—	$1.1	$(151.7)
Realized and unrealized gains (losses)
Recorded to income	(132.6)	3.3	—	0.1	(129.2)
Recorded to regulatory assets—gas costs	(182.8)	—	—	—	(182.8)
Transfers out of Level 3	—	—	—	—	—
Purchases	—	1.4	—	—	1.4
Settlements	38.3	(9.3)	—	—	29.0
Balance at March 31, 2014	$(432.3)	$(2.2)	$—	$1.2	$(433.3)

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

WGL Holdings, Inc. Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Six Months Ended March 31, 2013
Balance at October 1, 2012	$39.6	$2.8	(0.5)	0.9	$42.8
Realized and unrealized gains (losses)
Recorded to income	(14.9)	(14.1)	1.2	0.1	(27.7)
Recorded to regulatory assets—gas costs	(22.6)	—	—	—	(22.6)
Transfers out of Level 3	(3.0)	—	—	—	(3.0)
Purchases	—	2.5	—	—	2.5
Settlements	5.5	12.8	—	—	18.3
Balance at March 31, 2013	$4.6	$4.0	$0.7	$1.0	$10.3

Washington Gas Light Company Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Three Months Ended March 31, 2014
Balance at January 1, 2014	$(220.0)	$—	$—	$—	$(220.0)
Realized and unrealized gains (losses)
Recorded to income	(81.8)	—	—	—	(81.8)
Recorded to regulatory assets—gas costs	(110.8)	—	—	—	(110.8)
Transfers out of Level 3	—	—	—	—	—
Purchases	—	—	—	—	—
Settlements	30.0	—	—	—	30.0
Balance at March 31, 2014	$(382.6)	$—	$—	$—	$(382.6)

Washington Gas Light Company Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Three Months Ended March 31, 2013
Balance at January 1, 2013	$17.8	—	0.1	—	$17.9
Realized and unrealized gains (losses)
Recorded to income	(5.1)	—	0.6	—	(4.5)
Recorded to regulatory assets—gas costs	(10.5)	—	—	—	(10.5)
Transfers out of Level 3	—	—	—	—	—
Purchases	(3.0)	—	—	—	(3.0)
Settlements	2.2	—	—	—	2.2
Balance at March 31, 2013	$1.4	$—	$0.7	$—	$2.1

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Washington Gas Light Company Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Six Months Ended March 31, 2014
Balance at October 1, 2013	$(133.6)	$—	$—	$—	$(133.6)
Realized and unrealized gains (losses)
Recorded to income	(105.2)	—	—	—	(105.2)
Recorded to regulatory assets—gas costs	(182.8)	—	—	—	(182.8)
Transfers out of Level 3	—	—	—	—	—
Purchases	—	—	—	—	—
Settlements	39.0	—	—	—	39.0
Balance at March 31, 2014	$(382.6)	$—	$—	$—	$(382.6)

Washington Gas Light Company Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Six Months Ended March 31, 2013
Balance at October 1, 2012	$35.6	$—	$(0.5)	$—	$35.1
Realized and unrealized gains (losses)
Recorded to income	(12.8)	—	1.2	—	(11.6)
Recorded to regulatory assets—gas costs	(22.6)	—	—	—	(22.6)
Transfers out of Level 3	(3.0)	—	—	—	(3.0)
Purchases	—	—	—	—	—
Settlements	4.2	—	—	—	4.2
Balance at March 31, 2013	$1.4	$—	$0.7	$—	$2.1

Transfers between different levels of the fair value hierarchy may occur based on the level of observable inputs used to value the instruments from period to period. It is our policy to show both transfers into and out of the different levels of the fair value hierarchy at the fair value as of the beginning of the reporting period. There were no transfers in or out of Level 3 for the three and six months ended March 31, 2014 for WGL or Washington Gas. There were no transfers in or out of Level 3 for the three months ended March 31, 2013 for Washington Gas. During the six months ended March 31, 2013 there was a $3.0 million transfer out of Level 3 for Washington Gas. During the three and six months ended March 31, 2013, there was a $3.0 million transfer out of Level 3 for WGL. This transfer reflected an increase for prior year in the observable market inputs used to value those instruments.

The table below sets forth the line items on the statements of income to which amounts are recorded for the three and six months ended March 31, 2014 and 2013, respectively, related to fair value measurements using significant Level 3 inputs.

WGL Holdings, Inc. Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
Three Months Ended March 31, 2014
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Operating revenues—non-utility	$(0.5)	(14.5)	—	—	$(15.0)
Utility cost of gas	(81.8)	—	—	—	(81.8)
Other income-net	—	—	—	—	—
Non-utility cost of energy-related sales	(3.6)	25.7	—	—	22.1
Operation and maintenance expense	—	—	—	—	—
Total	$(85.9)	$11.2	$—	$—	$(74.7)

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

WGL Holdings, Inc. Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
Three Months Ended March 31, 2013
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Operating revenues—non-utility	$(3.2)	$(17.6)	$—	$—	$(20.8)
Utility cost of gas	(5.1)	—	—	—	(5.1)
Other income-net	—	—	—	—	—
Non-utility cost of energy-related sales	2.0	14.4	—	—	16.4
Operation and maintenance expense	—	—	0.6	—	0.6
Total	$(6.3)	$(3.2)	$0.6	$—	$(8.9)

WGL Holdings, Inc. Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
Six Months Ended March 31, 2014
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Operating revenues—non-utility	$(26.3)	$(24.5)	$—	$—	$(50.8)
Utility cost of gas	(105.2)	—	—	—	(105.2)
Other income-net	—	—	—	0.1	0.1
Non-utility cost of energy-related sales	(1.1)	27.8	—	—	26.7
Operation and maintenance expense	—	—	—	—	—
Total	$(132.6)	$3.3	$—	$0.1	$(129.2)

WGL Holdings, Inc. Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
Six Months Ended March 31, 2013
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Operating revenues—non-utility	$(3.7)	$(18.7)	$—	$—	$(22.4)
Utility cost of gas	(12.8)	—	—	—	(12.8)
Other income-net	—	—	—	0.1	0.1
Non-utility cost of energy-related sales	1.6	4.6	—	—	6.2
Operation and maintenance expense	—	—	1.2	—	1.2
Total	$(14.9)	$(14.1)	$1.2	$0.1	$(27.7)

Washington Gas Light Company Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
Three Months Ended March 31, 2014
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Utility cost of gas	(81.8)	—	—	—	(81.8)
Operation and maintenance expense	—	—	—	—	—
Total	$(81.8)	$—	$—	$—	$(81.8)

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Washington Gas Light Company Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
Three Months Ended March 31, 2013
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Utility cost of gas	(5.1)	—	—	—	(5.1)
Operation and maintenance expense	—	—	0.6	—	0.6
Total	$(5.1)	$—	$0.6	$—	$(4.5)

Washington Gas Light Company Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
Six Months Ended March 31, 2014
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Utility cost of gas	$(105.2)	$—	$—	$—	$(105.2)
Operation and maintenance expense	—	—	—	—	—
Total	$(105.2)	$—	$—	$—	$(105.2)

Washington Gas Light Company Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
Six Months Ended March 31, 2013
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Utility cost of gas	$(12.8)	$—	$—	$—	$(12.8)
Operation and maintenance expense	—	—	1.2	—	1.2
Total	$(12.8)	$—	$1.2	$—	$(11.6)

Unrealized gains (losses) attributable to derivative assets and liabilities measured using significant Level 3 inputs were recorded as follows, for the three and six months ended March 31, 2014 and 2013, respectively.

WGL Holdings, Inc. Unrealized Gains (Losses) Recorded for Level 3 Measurements
Three Months Ended March 31, 2014
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Recorded to income
Operating revenues—non-utility	$(5.0)	$(28.4)	$—	$—	$(33.4)
Utility cost of gas	(68.1)	—	—	—	(68.1)
Non-utility cost of energy-related sales	(0.8)	27.1	—	—	26.3
Other income—net	—	—	—	—	—
Operation and maintenance expense	—	—	—	—	—
Recorded to regulatory assets—gas costs	(101.1)	—	—	—	(101.1)
Total	$(175.0)	$(1.3)	$—	$—	$(176.3)

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

WGL Holdings, Inc. Unrealized Gains (Losses) Recorded for Level 3 Measurements
Three Months Ended March 31, 2013
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Recorded to income
Operating revenues—non-utility	$(2.1)	$(14.7)	$—	$—	$(16.8)
Utility cost of gas	(5.0)	—	—	—	(5.0)
Non-utility cost of energy-related sales	2.4	13.6	—	—	16.0
Other income-net	—	—	—	—	—
Operation and maintenance expense	—	—	0.6	—	0.6
Recorded to regulatory assets—gas costs	(8.3)	—	—	—	(8.3)
Total	$(13.0)	$(1.1)	$0.6	$—	$(13.5)

WGL Holdings, Inc. Unrealized Gains (Losses) Recorded for Level 3 Measurements
Six Months Ended March 31, 2014
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Recorded to income
Operating revenues—non-utility	$(30.3)	$(33.4)	$—	$—	$(63.7)
Utility cost of gas	(92.1)	—	—	—	(92.1)
Non-utility cost of energy-related sales	3.3	28.3	—	—	31.6
Other income-net	—	—	—	0.1	0.1
Operation and maintenance expense	—	—	—	—	—
Recorded to regulatory assets—gas costs	(169.9)	—	—	—	(169.9)
Total	$(289.0)	$(5.1)	$—	$0.1	$(294.0)

WGL Holdings, Inc. Unrealized Gains (Losses) Recorded for Level 3 Measurements
Six Months Ended March 31, 2013
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Recorded to income
Operating revenues—non-utility	$(1.8)	$(10.5)	$—	$—	$(12.3)
Utility cost of gas	(12.3)	—	—	—	(12.3)
Non-utility cost of energy-related sales	1.5	16.6	—	—	18.1
Other income-net	—	—	—	0.1	0.1
Operation and maintenance expense	—	—	1.2	—	1.2
Recorded to regulatory assets—gas costs	(20.4)	—	—	—	(20.4)
Total	$(33.0)	$6.1	$1.2	$0.1	$(25.6)

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Washington Gas Light Company Unrealized Gains (Losses) Recorded for Level 3 Measurements
Three Months Ended March 31, 2014
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Recorded to income
Utility cost of gas	$(68.1)	$—	$—	$—	$(68.1)
Operation and maintenance expense	—	—	—	—	—
Recorded to regulatory assets—gas costs	(101.1)	—	—	—	(101.1)
Total	$(169.2)	$—	$—	$—	$(169.2)

Washington Gas Light Company Unrealized Gains (Losses) Recorded for Level 3 Measurements
Three Months Ended March 31, 2013
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Recorded to income
Utility cost of gas	$(5.0)	$—	$—	$—	$(5.0)
Operation and maintenance expense	—	—	0.6	—	0.6
Recorded to regulatory assets—gas costs	(8.3)	—	—	—	(8.3)
Total	$(13.3)	$—	$0.6	$—	$(12.7)

Washington Gas Light Company Unrealized Gains (Losses) Recorded for Level 3 Measurements
Six Months Ended March 31, 2014
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Recorded to income
Utility cost of gas	$(92.1)	$—	$—	$—	$(92.1)
Operation and maintenance expense	—	—	—	—	—
Recorded to regulatory assets—gas costs	(169.9)	—	—	—	(169.9)
Total	$(262.0)	$—	$—	$—	$(262.0)

Washington Gas Light Company Unrealized Gains (Losses) Recorded for Level 3 Measurements
Six Months Ended March 31, 2013
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Recorded to income
Utility cost of gas	$(12.3)	$—	$—	$—	$(12.3)
Operation and maintenance expense	—	—	1.2	—	1.2
Recorded to regulatory assets—gas costs	(20.4)	—	—	—	(20.4)
Total	$(32.7)	$—	$1.2	$—	$(31.5)

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the carrying amounts and estimated fair values of our financial instruments at March 31, 2014 and September 30, 2013.

WGL Holdings, Inc. Fair Value of Financial Instruments
	March 31, 2014		September 30, 2013
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Money market funds(a)	$7.9	$7.9	$6.5	$6.5
Other short-term investments(a)	$0.2	$0.2	$0.1	$0.1
Commercial paper (b)	$314.5	$314.5	$373.1	$373.1
Long-term debt(c)	$599.2	$717.1	$524.1	$630.2

Washington Gas Light Company Fair Value of Financial Instruments
	March 31, 2014		September 30, 2013
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Money market funds(a)	$3.8	$3.8	$3.1	$3.1
Other short-term investments(a)	$0.2	$0.2	$0.1	$0.1
Commercial paper (b)	$61.0	$61.0	$124.5	$124.5
Long-term debt(c)	$599.2	$717.1	$524.1	$630.2

(a) Balance is located in cash and cash equivalents in the accompanying balance sheets. These amounts may be offset by outstanding checks.
(b) Balance is located in notes payable in the accompanying balance sheets.
(c) Excludes current maturities and unamortized discounts.

Our money market funds are Level 1 valuations and their carrying amount approximates fair value. Other short-term investments are primarily overnight investment accounts; therefore, their carrying amount approximates fair value based on Level 2 inputs. The maturity of our commercial paper outstanding at both March 31, 2014 and September 30, 2013 is under 30 days. Due to the short term nature of these notes, the carrying cost of our commercial paper approximates fair value using Level 2 inputs. Washington Gas’ long-term debt is not actively traded. The fair value of long-term debt was estimated based on the quoted market prices of the U.S. Treasury issues having a similar term to maturity, adjusted for Washington Gas’ credit quality. Our long-term debt fair value measurement is classified as Level 3.

Non Recurring Basis

During the six months ended March 31, 2014, Washington Gas impaired its previous operations facility by reducing the carrying amount of $22.3 million down to its fair value of $21.5 million, resulting in an impairment charge of $0.8 million based on the progress made towards selling the facility. During the fiscal year ended September 30, 2013, Washington Gas impaired this facility by reducing the carrying amount of $24.9 million down to its fair value of $22.3 million, resulting in an impairment charge of $2.6 million. The fair value of this facility is a Level 3 measurement. At September 30, 2013, the facility was valued using the discounted cash value model that incorporated the anticipated sale proceeds indicated through a comparable analysis, incorporating expected market trends, prepared by an independent consultant and the estimated costs to carry the asset until a sale is completed. The current fiscal year valuation is based on the progress in the efforts to sell the property.

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

•

Commercial Energy Systems – The commercial energy systems segment consists of WGESystems and WGSW. WGESystems provides design-build energy efficient and sustainable solutions including commercial solar, energy efficiency and combined heat and power projects to government and commercial clients. WGSW is a holding company formed to invest in alternative energy assets.

•

Midstream Energy Services – The midstream energy services segment consists of WGL Midstream, which engages in acquiring, investing in, managing and optimizing natural gas storage and transportation assets.

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

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

The following tables present operating segment information for the three and six months ended March 31, 2014 and 2013.

Operating Segment Financial Information

		Non-Utility Operations
(In thousands)	Regulated Utility	Retail Energy-Marketing	Commercial Energy Systems	Midstream Energy Services	Other Activities	Eliminations(b)	Consolidated
Three Months Ended March 31, 2014
Operating revenues (a)	$716,808	$437,434	$8,036	$27,104	$—	$(15,132)	$1,174,250
Operating expenses:
Cost of energy-related sales	473,508	423,587	3,941	—	—	(15,643)	885,393
Operation	61,411	11,655	1,620	5,451	5,330	42	85,509
Maintenance	14,190	—	—	—	—	—	14,190
Depreciation and amortization	25,736	180	1,551	31	—	(194)	27,304
General taxes and other assessments:
Revenue taxes	36,353	2,323	1	—	—	—	38,677
Other	17,168	1,102	63	82	28	1	18,444
Total operating expenses	$628,366	$438,847	$7,176	$5,564	$5,358	$(15,794)	$1,069,517
Operating income (loss)	88,442	(1,413)	860	21,540	(5,358)	662	104,733
Equity in earnings of unconsolidated affiliates	—	—	479	64	—	—	543
Other income (expense)—net	93	21	107	(56)	177	—	342
Interest expense	9,393	7	—	—	125	—	9,525
Dividends on Washington Gas preferred stock	330	—	—	—	—	—	330
Income tax expense (benefit)	29,356	(1,469)	(143)	7,737	(1,197)	266	34,550
Net income (loss) applicable to common stock	$49,456	$70	$1,589	$13,811	$(4,109)	$396	$61,213
Total assets at March 31, 2014	$4,013,934	$402,675	$423,803	$102,148	$232,407	$(412,750)	$4,762,217
Capital expenditures	$50,656	$13	$38,497	$—	$—	$—	$89,166
Equity method investments at March 31, 2014	$—	$—	$68,517	$13,692	$413	$—	$82,622

Three Months Ended March 31, 2013
Operating revenues (a)	$535,950	$368,814	$8,735	$(13,340)	$—	$(8,776)	$891,383
Operating expenses:
Cost of energy-related sales	252,837	317,348	6,391	—	—	(8,635)	567,941
Operation	60,849	11,712	1,561	970	1,665	40	76,797
Maintenance	11,336	—	—	—	—	—	11,336
Depreciation and amortization	24,960	174	558	31	—	(179)	25,544
General taxes and other assessments:
Revenue taxes	34,238	1,805	2	—	—	—	36,045
Other	17,009	922	80	117	10	(2)	18,136
Total operating expenses	$401,229	$331,961	$8,592	$1,118	$1,675	$(8,776)	$735,799
Operating income (loss)	134,721	36,853	143	(14,458)	(1,675)	—	155,584
Equity in earnings of unconsolidated affiliates	—	—	301	—	—	—	301
Other income (expenses)—net	437	57	445	(1)	109	(266)	781
Interest expense	8,857	4	50	206	100	(266)	8,951
Dividends on Washington Gas preferred stock	330	—	—	—	—	—	330
Income tax expense	48,831	15,226	190	(5,264)	(1,103)	—	57,880
Net income (loss) applicable to common stock	$77,140	$21,680	$649	$(9,401)	$(563)	$—	$89,505

Total assets at March 31, 2013	$3,604,169	$396,545	$184,136	$196,646	$205,509	$(355,188)	$4,231,817

Capital expenditures	$55,293	$265	$12,264	$—	$—	$—	$67,822
Equity method investments at March 31, 2013	$—	$—	$34,615	$—	$285	$—	$34,900

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

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Operating Segment Financial Information

		Non-Utility Operations
(In thousands)	Regulated Utility	Retail Energy-Marketing	Commercial Energy Systems	Midstream Energy Services	Other Activities	Eliminations(b)	Consolidated
Six Months Ended March 31, 2014
Operating revenues (a)	$1,107,223	$760,372	$12,753	$(6,069)	$—	$(19,732)	$1,854,547
Operating expenses:
Cost of energy-related sales	664,203	726,855	7,086	—	—	(20,519)	1,377,625
Operation	118,841	22,906	3,094	6,575	8,334	59	159,809
Maintenance	28,032	—	—	—	—	—	28,032
Depreciation and amortization	51,105	354	2,644	62	—	(271)	53,894
General taxes and other assessments:
Revenue taxes	61,024	4,270	2	—	—	—	65,296
Other	29,943	2,170	115	169	49	—	32,446
Total Operating Expenses	$953,148	$756,555	$12,941	$6,806	$8,383	$(20,731)	$1,717,102
Operating income (loss)	154,075	3,817	(188)	(12,875)	(8,383)	999	137,445
Equity in earnings of unconsolidated affiliates	—	—	763	270	—	—	1,033
Other income (expense)—net	(87)	82	172	(139)	533	—	561
Interest expense	18,272	7	—	—	238	—	18,517
Dividends on Washington Gas Preferred Stock	660	—	—	—	—	—	660
Income tax expense (benefit)	46,879	507	(705)	(4,767)	(2,296)	402	40,020
Net income (loss) applicable to common stock	$88,177	$3,385	$1,452	$(7,977)	$(5,792)	$597	$79,842
Total Assets at March 31, 2014	$4,013,934	$402,675	$423,803	$102,148	$232,407	$(412,750)	$4,762,217
Capital Expenditures	$105,749	$88	$41,635	$—	$—	$—	$147,472
Equity Method Investments at March 31, 2014	$—	$—	$68,517	$13,692	$413	$—	$82,622

Six Months Ended March 31, 2013
Operating revenues (a)	$891,767	$692,873	$20,720	$(10,486)	$—	$(16,755)	$1,578,119
Operating expenses:
Cost of energy-related sales	403,285	607,481	15,502	—	—	(16,208)	1,010,060
Operation	119,057	23,071	2,793	1,814	2,456	(214)	148,977
Maintenance	22,786	—	—	—	—	—	22,786
Depreciation and amortization	51,752	349	1,017	62	—	(332)	52,848
General taxes and other assessments:
Revenue taxes	58,459	3,236	3	—	—	—	61,698
Other	29,296	1,793	159	283	20	(1)	31,550
Total Operating Expenses	684,635	635,930	19,474	2,159	2,476	(16,755)	1,327,919
Operating income (loss)	207,132	56,943	1,246	(12,645)	(2,476)	—	250,200
Equity in Earnings of Unconsolidated Affiliates	—	—	546	—	—	—	546
Other income (expenses)—net	570	107	525	(1)	327	(318)	1,210
Interest expense	17,952	7	93	206	204	(318)	18,144
Dividends on Washington Gas Preferred Stock	660	—	—	—	—	—	660
Income tax expense (benefit)	73,284	22,342	537	(4,727)	(177)	—	91,259
Net income (loss) applicable to common stock	$115,806	$34,701	$1,687	$(8,125)	$(2,176)	$—	$141,893

Total Assets at March 31, 2013	$3,604,169	$396,545	$184,136	$196,646	$205,509	$(355,188)	$4,231,817

Capital Expenditures	$115,908	$466	$27,365	$—	$—	$—	$143,739

Equity Method Investments at March 31, 2013	$—	$—	$34,615	$—	$285	$—	$34,900

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

(b) Intersegment eliminations net income represents a timing difference between Commercial Energy Systems’ recognition of revenue for sale of Solar Renewable Energy Credits (SRECs) to Retail Energy-Marketing and Retail Energy-Marketing’s recognition of the associated expense. Retail Energy-Marketing has recorded a portion of the SREC’s purchased as inventory to be used in future periods and will expense them at that time.

NOTE 11. OTHER INVESTMENTS

Variable Interest Entities (VIE)

WGL has a variable interest in five investments that qualify as VIEs. These entities do not have sufficient equity at risk to finance their activities without additional subordinated financial support from other parties. The five investments are:

•	Meade,

•	SunEdison,

•	Skyline,

•	ASD Solar LP and

•	Crab Run.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

WGL and its subsidiaries are not the primary beneficiary for any of the above VIEs, therefore we have not consolidated any of the VIE entities. At March 31, 2014, the nature of WGL’s involvement with these investments lacks the characteristics of a controlling financial interest. WGL does not have control over any of the VIEs’ significant economic activities, such as the design of the companies, operation activities and construction. For the sale/leaseback arrangements, WGL lacks control over vendor selection, customer selection, and re-marketing activities after the termination of customer leases. In addition, WGL does not have the obligation to absorb expected losses or the right to receive expected gains that could be significant to the VIE.

Meade

On February 14, 2014, WGL Holdings, Inc., through its subsidiary, WGL Midstream, entered into a limited liability company agreement and formed Meade Pipeline Co LLC (Meade), a Delaware limited liability company with COG Holdings LLC, Vega Midstream MPC LLC and River Road Interests LLC. Meade was formed to partner with Transcontinental Gas Pipeline Company, LLC (Williams) to invest in a regulated pipeline project called Central Penn Pipeline (Central Penn). The Central Penn will be an approximately 177-mile pipeline originating in Susquehanna County, Pennsylvania and extending to Lancaster County, Pennsylvania that will have the capacity to transport and deliver up to approximately 1.7 million dekatherms per day of natural gas.

WGL Midstream plans to invest an estimated $410.0 million for a 55% interest in Meade. WGL Midstream joins COG Holdings LLC (20% share), Vega Midstream MPC LLC (15% share), River Road Interests LLC (10% share), and VED NPI I, LLC (0% share) in Meade. Meade is accounted for under the equity method of accounting referred to as the hypothetical liquidation at book value method (HLBV) for allocating profits and losses; any profits and losses are included in “Earnings from Equity Method Investments” in the accompanying Consolidated Statement of Income and are added to or subtracted from the carrying amount of WGL’s investment balance. WGL Midstream held a $0.5 million equity method investment in Meade at March 31, 2014. No identified events or changes in circumstances that may have a significant effect on the carrying value of this investment have occurred.

Our maximum financial exposure includes contributions and guarantees on behalf of WGL Midstream. In addition, we have guaranteed the future commitments of one of the other partners in the venture. Our maximum exposure to loss at March 31, 2014 was $75.5 million, which represents the minimum funding requirements should Meade terminate its agreement with Williams early and the guarantee on behalf of one of the other partners.

SunEdison/Skyline

WGSW is party to three agreements to fund residential and commercial retail solar energy installations with three separate, privately held companies. WGSW has a master purchase agreement and master lease agreement with SunEdison, Inc. (SunEdison), formerly known as EchoFirst Finance Company LLC (EchoFirst) and Skyline Innovations, Inc (Skyline) for sale/leaseback arrangements for residential and commercial solar systems.

Our agreements with SunEdison and Skyline are accounted for as direct financing leases. WGSW records lease receipts and associated interest in the “Other Income” line in the accompanying Consolidated Statement of Income. WGSW held a $26.5 million and $29.2 million combined investment in direct financing leases at March 31, 2014 and September 30, 2013, respectively, of which $1.7 million and $5.8 million are current receivables recorded in “Other Current Assets” in the accompanying Consolidated Balance Sheets at March 31, 2014 and September 30, 2013, respectively.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Minimum future lease payments receivable under direct financing leases over the next five fiscal years and thereafter are as follows:

Minimum Payments Receivable for Direct Financing Leases

(In millions)
2014	$1.7
2015	1.6
2016	1.5
2017	1.4
2018	1.4
Thereafter	12.3
Total	$19.9

Minimum payments receivable exclude $4.4 million of residual values and $2.1 million in tax credits. Associated with these investments, WGSW has recorded $8.3 million of unearned income. The initial direct costs (incurred in FY 2012) associated with these investments was $0.7 million.

Our maximum financial exposure from solar agreements is limited to its lease payment receivables and investment contributions made to these companies. All additional future committed contributions are contingent on the projects meeting required criteria. Our exposure is offset by the owned physical assets received as part of the transaction and the quick economic return for the investment through the investment tax credit/treasury grant proceeds and accelerated depreciation.

ASD Solar, LP

In addition to SunEdison/Skyline, WGSW is also a limited partner in ASD Solar LP, a partnership formed to own and operate a portfolio of residential solar projects, primarily rooftop photovoltaic power generation systems. As a limited partner, WGSW provides funding to the partnership but is excluded from involvement in the partnership’s operations.

Our investment in ASD Solar, LP is accounted for under the HLBV equity method of accounting; any profits and losses are included in “Earnings from Equity Method Investments” in the accompanying Consolidated Statement of Income and are added to or subtracted from the carrying amount of WGSW’s investment balance. WGSW held a $68.5 million equity method investment in ASD Solar LP at March 31, 2014.

ASD Solar, LP is consolidated by the general partner, Solar Direct LLC. Solar Direct LLC is a wholly owned subsidiary of American Solar Direct Inc. (ASDI). At March 31, 2014, the carrying amount of WGSW’s investment in ASD Solar, LP exceeded the amount of the underlying equity in net assets by $35.9 million due to WGSW recording additions to its investment in ASD Solar, LP’s net assets at fair value of contributions in accordance with GAAP. This basis difference is being amortized over the life of the assets.

Crab Run

Washington Gas Resources owns all of the shares of common stock of Crab Run Gas Company. Crab Run Gas Company is an exploration and production company who is the limited partner in the Western/Crab Run Limited Partnership (Crab Run). The partnership was formed to manage oil and gas properties and perform oil and gas leasing, marketing and production activities.

Crab Run is accounted for under the equity method of accounting; any profits and losses are included in “Earnings from Equity Method Investments” in the accompanying Consolidated Statement of Income and are added to or subtracted from the carrying amount of WGL’s investment balance.

Non-VIE Investments

ASDHI

Washington Gas Resources held a $5.6 million investment in American Solar Direct Holdings Inc. (ASDHI), at both March 31, 2014 and September 30, 2013. This investment is recorded at cost. The profits and losses are included in “Other Income” in the accompanying Consolidated Statement of Income. No identified events or changes in circumstances that may have a significant effect on the carrying value of this investment have occurred. At March 31, 2014 and September 30, 2013, Washington Gas Resources also held $1.2 million and $1.1 million, respectively, in warrants of ASDHI accounted for as derivatives and recorded at fair value.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Constitution

In May of 2013, WGL Midstream invested in Constitution Pipeline Company, LLC (Constitution). WGL Midstream will invest an estimated $68.0 million in the project for a 10% share in the pipeline venture. WGL Midstream joins Williams Partners L.P. (41% share), Cabot Oil and Gas Corporation (25% share) and Piedmont Natural Gas (24% share) in the project. This natural gas pipeline venture will transport natural gas from the Marcellus region in northern Pennsylvania to major northeastern markets. At March 31, 2014, WGL Midstream had invested $13.2 million. Constitution is accounted for under the equity method of accounting; any profits and losses are included in “Earnings from Equity Method Investments” in the accompanying Consolidated Statement of Income and are added to or subtracted from the carrying amount of WGL’s investment balance. The equity method is considered appropriate because Constitution is an LLC with specific ownership accounts and ownership between five and fifty percent resulting in WGL Midstream maintaining a more than minor influence over the partnership operating and financing policies.

The balance sheet location of the investments discussed in this footnote at March 31, 2014 and September 30, 2013 are as follows:

WGL Holdings, Inc.

Balance Sheet Location of Other Investments

As of March 31, 2014 (in millions)	VIEs	Non-VIEs	Total
Assets
Investment in unconsolidated affiliates	$69.4	$18.8	$88.2
Investment in direct financing leases, capital leases	24.0	—	24.0
Deferred charges and other assets—derivatives	—	1.2	1.2
Other non-current assets	2.5	—	2.5
Total assets	$95.9	$20.0	$115.9

Liabilities
Other	$8.3	$—	$8.3
Total liabilities	$8.3	$—	$8.3

WGL Holdings, Inc.
Balance Sheet Location of Other Investments
As of September 30, 2013 (in millions)	VIEs	Non-VIEs	Total
Assets
Investment in unconsolidated affiliates	$55.4	$12.1	$67.5
Investment in direct financing leases, capital leases	23.4	—	23.4
Deferred charges and other assets—derivatives	—	1.1	1.1
Other non-current assets	5.8	—	5.8
Total assets	$84.6	$13.2	$97.8

Liabilities
Other	$8.5	$—	$8.5
Total liabilities	$8.5	$—	$8.5

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

The income statement location of the investments discussed in this footnote for the three and six months ended March 31, 2014 and 2013 are as follows:

WGL Holdings, Inc.
Income Statement Location of Other Investments
	Three Months Ended			Six Months Ended
	March 31, 2014			March 31, 2014
(in millions)	VIEs	Non-VIEs	Total	VIEs	Non-VIEs	Total
Equity in earnings of unconsolidated affiliates	$0.5	$—	$0.5	$0.8	$0.2	$1.0
Depreciation and amortization	$—	$—	$—	$0.1	$—	$0.1
Other income—net	$0.8	$—	$0.8	$1.3	$—	$1.3

WGL Holdings, Inc.
Income Statement Location of Other Investments
	Three Months Ended			Six Months Ended
	March 31, 2013			March 31, 2013
(in millions)	VIEs	Non-VIEs	Total	VIEs	Non-VIEs	Total
Equity in earnings of unconsolidated affiliates	$0.2	$0.1	$0.3	$0.5	$0.1	$0.6
Other income—net	$0.2	$—	$0.2	$0.4	$—	$0.4

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

In connection with billing for unregulated third party marketers and with other miscellaneous billing processes, Washington Gas collects cash on behalf of affiliates and transfers the cash in a reasonable time period. Cash collected by Washington Gas on behalf of its affiliates but not yet transferred is recorded in “Payables to associated companies” on Washington Gas’ balance sheets. The following table presents the receivables and payables from associated companies on Washington Gas’ balance sheets as of March 31, 2014 and September 30, 2013.

Washington Gas Receivables / Payables from Associated Companies
(In millions)	March 31, 2014	September 30, 2013
Receivables from Associated Companies	$7.1	$7.2
Payables to Associated Companies	$41.4	$20.6

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

Washington Gas-Gas Balancing Service Charges
	Three Months Ended March 31,		Six Months Ended March 31,
(In millions)	2014	2013	2014	2013
Gas balancing service charge	$14.4	$8.6	$18.2	$16.2

As a result of these balancing services, an imbalance is created for volumes of natural gas received by Washington Gas that are not equal to the volumes of natural gas delivered to customers of the energy marketers. WGEServices recognized an accounts payable to Washington Gas in the amount of $3.1 million and an accounts receivable from Washington Gas in the amount of $1.0 million at March 31, 2014 and September 30, 2013, respectively, related to an imbalance in gas volumes. Due to regulatory treatment, these payables and receivables are not eliminated in the consolidated financial statements of WGL. Refer to Note 1—Accounting Policies of the Notes to Consolidated Financial Statements of the combined Annual Report on Form 10-K for the fiscal year ended September 30, 2013 for further discussion of these imbalance transactions.

Washington Gas participates in a Purchase of Receivables (POR) program as approved by the PSC of MD, whereby it purchases receivables from participating energy marketers at approved discount rates. In addition, WGEServices participates in POR programs with certain Maryland and Pennsylvania utilities, whereby it sells its receivables to various utilities, including Washington Gas, at approved discount rates. The receivables purchased by Washington Gas are included in “Accounts receivable” in the accompanying balance sheet. Any activity between Washington Gas and WGEServices related to the POR program has been eliminated in the accompanying financial statements for WGL. At March 31, 2014 and September 30, 2013, Washington Gas had balances of $43.8 million and $106.6 million, respectively, of purchased receivables from WGEServices.

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

District of Columbia Jurisdiction

Revised Accelerated Pipe Replacement Plan (Plan). On August 15, 2013, Washington Gas filed a request for approval with the Public Service Commission of the District of Columbia (PSC of DC) of a plan and surcharge mechanism to recover the associated costs for the first five years of the plan. Washington Gas proposes to replace bare and/or unprotected steel services, bare and targeted unprotected steel main, and cast iron main in its distribution system in the District of Columbia at an estimated five-year cost of $110.0 million. Comments and replies were filed by interested parties. On March 31, 2014, the PSC of DC issued an order conditionally approving the plan, contingent on Washington Gas submitting an implementation plan and other information directed in the Order, by April 30, 2014. Washington Gas filed responsive information, as directed, and sought reconsideration/clarification on several issues in the Order. An evidentiary hearing will be scheduled in the near future to address the proposed cost recovery mechanism.

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

Maryland Jurisdiction

Maryland Base Rate Case. On November 22, 2013, the Public Service Commission of Maryland (PSC of MD) issued an order granting an overall increase of $8.9 million, based on the capital structure recommended by the Staff of the PSC. The order approved a return on equity of 9.50% resulting in an overall rate of return of 7.70%. The order also clarified that Washington Gas was authorized to establish a regulatory asset and amortize the costs related to the change in tax treatment of Med D. Finally, the PSC of MD denied Washington Gas’ appeal on recovery of the costs to initiate the outsourcing agreement with Accenture, LLP. As a result of this order, Washington Gas established a Med D regulatory asset in the first quarter of fiscal year 2014 and has begun amortizing the balance. On December 20, 2013, Washington Gas filed a request for rehearing and an appeal with the Baltimore City Circuit Court appealing the PSC of MD’s rulings on capital structure, return on equity, and recovery of the costs to initiate the outsourcing agreement. The case is pending action by the court on the appeal.

Virginia Jurisdiction

Affiliate Transactions. On June 16, 2011, Washington Gas submitted an application to the State Corporation Commission of Virginia (SCC of VA) requesting approval of three affiliate transactions with WGL Midstream: (i) the transfer to WGL Midstream of the remainder of the term of two agreements for natural gas storage service at the Washington Gas Storage (WSS) and Eminence Storage Service (ESS) storage fields; (ii) the sale to WGL Midstream of any storage gas balances associated with the WSS and ESS agreements; and (iii) the assignment to WGL Midstream of Washington Gas’ rights to buy base gas in the WSS storage field. The SCC of VA did not approve the transfer of the agreements on the grounds that ratepayers funded a portion of the costs associated with the assets. Washington Gas filed comments related to the denial on December 5, 2013. The case is pending review by the SCC of VA.

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

WGL Midstream enters into contracts to acquire, invest in, manage and optimize natural gas storage and transportation assets. On February 14, 2014, WGL Midstream contracted to purchase a significant amount of natural gas, as well as capacity on the Central Penn Line pipeline that begins after the pipeline has gone into operation.

The following table summarizes the minimum commitments and contractual obligations of WGEServices and WGL Midstream for the next five fiscal years and thereafter:

Contract Minimums
WGEServices				WGL Midstream
(In millions)	Gas Purchase Commitments(a)	Pipeline Contracts	Electric Purchase Commitments(b)	Gas Purchase Commitments	Pipeline Contracts	Total
2014	$104.7	$1.7	$292.6	$30.7	$7.7	$437.4
2015	114.8	1.0	257.1	2.4	14.8	390.1
2016	26.8	0.6	75.4	28.0	19.4	150.2
2017	5.5	0.6	15.9	303.1	17.7	342.8
2018	—	0.6	0.3	943.9	27.2	972.0
Thereafter	—	1.9	—	14,912.0	286.2	15,200.1
Total	$251.8	$6.4	$641.3	$16,220.1	$373.0	$17,492.6

(a)	Represents fixed price commitments with city gate equivalent deliveries.
(b)	Includes $18.7 million of commitments related to renewable energy credits.

There were no other material changes to contractual obligations and minimum commitments for Washington Gas. Refer to the footnote entitled “Note 13—Commitments and Contingencies” in our combined Annual Report on Form 10-K for WGL and Washington Gas for the year ended September 30, 2013 for details.

FINANCIAL GUARANTEES

WGL has guaranteed payments primarily for certain purchases of natural gas and electricity on behalf of WGEServices and for certain purchase commitments and construction investments on behalf of WGL Midstream. At March 31, 2014, these guarantees totaled $265.5 million and $259.1 million for WGEServices and WGL Midstream, respectively. The amount of such guarantees is periodically adjusted to reflect changes in the level of financial exposure related to these purchase commitments. We also receive financial guarantees or other collateral from counterparties when required by our credit policy. WGL also issued guarantees totaling $23.9 million at March 31, 2014 on behalf of certain of our non-utility subsidiaries, partners and unconsolidated investments associated with their banking transactions. For all of its financial guarantees, WGL may cancel any or all future obligations upon written notice to the counterparty, but WGL would continue to be responsible for the obligations created under the guarantees prior to the effective date of the cancellation.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

NOTE 14. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

The following table shows the components of net periodic benefit costs (income) recognized in our financial statements during the three and six months ended March 31, 2014 and 2013.

Components of Net Periodic Benefit Costs (Income)
	Three Months Ended March 31,
	2014		2013
(In millions)	Pension Benefits	Health and Life Benefits	Pension Benefits	Health and Life Benefits
Components of net periodic benefit costs
Service cost	$3.5	$2.2	$4.3	$2.4
Interest cost	10.1	5.6	9.2	4.7
Expected return on plan assets	(10.2)	(4.8)	(10.5)	(4.5)
Amortization of prior service cost (credit)	—	(1.0)	0.2	(1.0)
Amortization of actuarial loss	4.2	1.2	7.2	2.3
Amortization of transition obligation	—	—	—	0.2
Net periodic benefit cost	7.6	3.2	10.4	4.1
Amount allocated to construction projects	(1.0)	(0.4)	(1.5)	(0.7)
Amount amortized/deferred as regulatory asset (liability)	1.8	0.1	(2.4)	0.7
Amount charged to expense	$8.4	$2.9	$6.5	$4.1

Components of Net Periodic Benefit Costs (Income)
	Six Months Ended March 31,
	2014		2013
(In millions)	Pension Benefits	Health and Life Benefits	Pension Benefits	Health and Life Benefits
Components of net periodic benefit costs
Service cost	$7.0	$4.3	$8.5	$4.8
Interest cost	20.2	11.0	18.3	9.4
Expected return on plan assets	(20.5)	(9.5)	(21.0)	(9.1)
Amortization of prior service cost (credit)	0.1	(2.0)	0.5	(2.0)
Amortization of actuarial loss	8.4	1.9	14.4	4.6
Amortization of transition obligation	—	—	—	0.5
Net periodic benefit cost	15.2	5.7	20.7	8.2
Amount allocated to construction projects	(2.0)	(0.8)	(2.9)	(1.4)
Amount amortized/deferred as regulatory asset (liability)	3.6	0.2	(4.8)	1.5
Amount charged to expense	$16.8	$5.1	$13.0	$8.3

Amounts included in the line item “Amount amortized/deferred as regulatory asset (liability),” as shown in the table above, represent the amortization of a regulatory asset (liability) for the District of Columbia as of March 31, 2014. Amounts included in the line item “Amount amortized/deferred as regulatory asset (liability)” as of March 31, 2013 represent the difference between the cost of the applicable Pension Benefits or the Health and Life Benefits and the amount that Washington Gas is permitted to recover in rates that it charges to customers in the District of Columbia.

NOTE 15. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

All components of other comprehensive income are related to the amortization of pension and other post-retirement benefit costs. The following table shows the changes in accumulated other comprehensive income for both WGL and Washington Gas by component for the three and six months ended March 31, 2014 and 2013.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (concluded)

Notes to Consolidated Financial Statements (Unaudited)

Changes in Accumulated Other Comprehensive Income by Component
	Three Months Ended March 31,
	2014	2013
(In thousands)
Beginning Balance	$(10,849)	$(11,924)
Amortization of prior service credit (a)	(35)	(12)
Amortization of actuarial loss (gain) (a)	(164)	462
Amortization of transition obligation (a)	—	62
Current-period other comprehensive income (loss)	(199)	512
Income tax expense (benefit) related to other comprehensive income	(79)	209
Ending Balance	$(10,969)	$(11,621)

Changes in Accumulated Other Comprehensive Income by Component
	Six Months Ended March 31,
	2014	2013
(In thousands)
Beginning Balance	$(11,048)	$(12,201)
Amortization of prior service credit (a)	(69)	(24)
Amortization of actuarial loss (a)	200	925
Amortization of transition obligation (a)	—	71
Current-period other comprehensive income	131	972
Income tax expense related to other comprehensive income	52	392
Ending Balance	$(10,969)	$(11,621)

(a)

These accumulated other comprehensive income components are included in the computation of net periodic benefit cost. Refer to Note #14-Pension and other post-retirement benefit plans for additional details.

NOTE 16. SUBSEQUENT EVENTS

Changes to Medical Coverage for Medicare-eligible Retirees. On April 24, 2014, Washington Gas announced that the existing retiree medical benefit plan and dental plan options for Medicare-eligible retirees age 65 and older will be replaced with a special tax-free Health Reimbursement Account (HRA) plan. With the introduction of the new plan, effective January 1, 2015, participating retirees and dependents will receive a subsidy each year through the HRA account to help purchase supplemental medical and dental coverage in the marketplace. As part of the new HRA plan, participants who enroll in a Medicare Part D prescription drug plan and meet the threshold for Medicare catastrophic prescription drug coverage will be eligible for an additional reimbursement of their out-of-pocket prescription drug costs in excess of the threshold. Retirees and dependents under age 65 will still be covered under the existing Washington Gas Retiree Medical Plan until they become eligible for Medicare at age 65 and can obtain coverage through the new HRA plan. To assist in the transition process, Washington Gas will partner with a leader in the Medicare supplemental marketplace to educate and assist participants in selecting supplemental coverage. We expect the amendment to reduce our annual other post-retirement benefit expense.

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

Regulated Utility. The regulated utility segment consists of Washington Gas and Hampshire and represents approximately 84% of WGL’s consolidated total assets. Washington Gas is a regulated public utility that sells and delivers natural gas to retail customers in the District of Columbia and adjoining areas in Maryland, Virginia and several cities and towns in the northern Shenandoah Valley of Virginia in accordance with tariffs approved by the regulatory commissions of the District of Columbia, Maryland, and Virginia. These regulatory commissions set the rates in their respective jurisdictions

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

that Washington Gas can charge customers for its rate-regulated services. Washington Gas also sells natural gas to customers who have not elected to purchase natural gas from unregulated third party marketers. Washington Gas recovers the cost of the natural gas purchased to serve firm customers through gas cost recovery mechanisms as approved in jurisdictional tariffs. Any difference between gas costs incurred on behalf of firm customers and the gas costs recovered from those customers is deferred on the balance sheet as an amount to be collected from or refunded to customers in future periods. Therefore, increases or decreases in the cost of gas associated with sales made to firm customers have no direct effect on Washington Gas’ net revenues and net income.

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

Midstream Energy Services. The Midstream Energy Services segment, which consists of the operations of WGL Midstream, engages in developing, acquiring, investing in, managing and optimizing natural gas storage and transportation assets. Specifically, WGL Midstream enters into both physical and financial transactions to mitigate risks while maximizing potential profits from the optimization of these assets under its management. Additionally, through its pipeline infrastructure investments, WGL Midstream seeks to earn a return while potentially increasing its gas transportation and delivery capacity. WGL Midstream’s customers and counterparties include producers, utilities, local distribution companies, power generators, wholesale energy suppliers, pipelines and storage facilities. WGL Midstream’s risk management policy requires it to closely match its forward physical and financial positions with its asset base, thereby minimizing its price risk exposure. For a discussion of WGL Midstream’s exposure to and management of price risk, refer to the section entitled “Market Risk—Price Risk Related to the Other Non-Utility Segment” in Management’s Discussion and Analysis.

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

For further discussion of the factors listed above, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2013 Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on November 20, 2013. Also, refer to the section entitled “Safe Harbor for Forward-Looking Statements” included in this quarterly report for a listing of forward-looking statements related to factors affecting WGL and Washington Gas.

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

For a description of these critical accounting policies, refer to Management’s Discussion within the 2013 Annual Report. There were no new critical accounting policies or changes to our critical accounting policies during the six month period ended March 31, 2014.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

WGL HOLDINGS, INC.

RESULTS OF OPERATIONS—Three Months Ended March 31, 2014 vs. March 31, 2013

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

Summary Results

WGL reported net income of $61.2 million for the three months ended March 31, 2014, compared to net income of $89.5 million reported for the same period of the prior fiscal year. We earned a return on average common equity of 1.4% and 11.8%, respectively.

The following table summarizes our net income (loss) by operating segment for the three months ended March 31, 2014 and 2013.

Net Income (Loss) by Operating Segment

	Three Months Ended March 31,		Increase/
(In millions)	2014	2013	(Decrease)
Regulated Utility	$49.5	$77.1	$(27.6)
Non-utility operations:
Retail Energy-Marketing	0.1	21.7	(21.6)
Commercial Energy Systems	1.6	0.6	1.0
Midstream Energy Services	13.8	(9.4)	23.2
Other Activities	(4.2)	(0.5)	(3.7)
Total non-utility	11.3	12.4	(1.1)
Intersegment Eliminations	$0.4	$—	$0.4
Net income applicable to common stock	$61.2	$89.5	$(28.3)

EARNINGS PER AVERAGE COMMON SHARE
Basic	$1.18	$1.73	$(0.55)
Diluted	$1.18	$1.73	$(0.55)

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Regulated Utility Operating Results

The following table summarizes the Regulated Utility segment’s operating results for the three months ended March 31, 2014 and 2013.

Regulated Utility Operating Results

	Three Months Ended March 31,		Increase/
(In millions)	2014	2013	Decrease
Utility net revenues:
Operating revenues	$716.8	$536.0	$180.8
Less: Cost of gas	473.5	252.8	220.7
Revenue taxes	36.4	34.2	2.2
Total utility net revenues	206.9	249.0	(42.1)
Operation and maintenance	75.6	72.2	3.4
Depreciation and amortization	25.6	25.0	0.6
General taxes and other assessments	17.2	17.0	0.2
Operating income	88.5	134.8	(46.3)
Other expense—net, including preferred stock dividends	(0.2)	—	(0.2)
Interest expense	9.4	8.9	0.5
Income tax expense	29.4	48.8	(19.4)
Net income applicable to common stock	$49.5	$77.1	$(27.6)

The Regulated Utility segment’s net income applicable to common stock was $49.5 million for the three months ended March 31, 2014, compared to net income of $77.1 million reported for the same period of the prior fiscal year. The comparison primarily reflects the following:

•	lower unrealized margins associated with our asset optimization program; and

•	higher operation and maintenance expenses.

Partially offsetting these unfavorable variances were:

•	higher revenues related to growth of more than 12,900 average active customer meters;

•	higher revenues due to new base rates in the District of Columbia and Maryland;

•	higher net revenues attributed to the colder weather impact in 2014 that was not offset by weather protection; and

•	higher realized margins associated with our asset optimization program;

Utility Net Revenues. The following table provides the key factors contributing to the changes in the utility net revenues of the Regulated Utility segment between the three months ended March 31, 2014 and 2013.

Composition of Changes in Utility Net Revenues

(In millions)	Increase/ (Decrease)
Customer growth	$4.0
Estimated weather effects	4.1
Impact of rate cases	6.3
Asset optimization:
Realized margins	14.1
Unrealized mark-to-market valuations	(71.9)
Other	1.3
Total	$(42.1)

Customer growth—Average active customer meters increased by more than 12,900 for the three months ended March 31, 2014 compared to the same period of the prior fiscal year.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Estimated weather effects — Weather, when measured by HDDs, was 16.2% and 1.7% colder than normal for the three months ended March 31, 2014 and 2013, respectively (refer to the section entitled “Weather Risk” for further discussion of our weather protection strategy).

Impact of rate cases — New base rates were approved in the District of Columbia and Maryland effective June 4, 2013 and November 23, 2013, respectively.

Asset optimization — We recorded net unrealized losses associated with our energy-related derivatives of $77.9 million for the three months ended March 31, 2014, compared to unrealized losses of $6.0 million reported for the same period of the prior fiscal year. When these derivatives settle, any unrealized amounts will ultimately reverse and Washington Gas will realize margins in combination with related transactions that these derivatives economically hedge. The losses recorded in 2014 relate primarily to fair value changes due to unfavorable movements in the unobservable inputs used in the valuation of long-dated forward contracts. We believe that this value is not reflective of our ultimate cash flows as these purchases are utilized in the optimization of our long-term natural gas transportation and storage capacity resources, the value of which is not reflected at fair value. Unfavorably affecting asset optimization results were $0.4 million in lower-of-cost or market adjustments related to storage gas inventory during the three months ended March 31, 2014. Washington Gas recorded no lower-of-cost of market adjustments related to its storage gas during the three months ended March 31, 2013. Refer to the section entitled “Market Risk—Price Risk Related to the Regulated Utility Segment” for further discussion of our asset optimization program.

Operation and Maintenance Expenses. The following table provides the key factors contributing to the changes in operation and maintenance expenses of the Regulated Utility for the three months ended March 31, 2014 and 2013.

Composition of Changes in Operation and Maintenance Expenses

(In millions)	Increase/ (Decrease)
Uncollectible accounts	$3.3
Operation, engineering, compliance and safety	1.9
Weather-related instruments:
Loss	(0.4)
Premium costs and fair value effects	1.1
Net insurance proceeds	(1.9)
Other	(0.6)
Total	$3.4

Uncollectible accounts—The increase in uncollectible accounts is due to increased volumes of gas deliveries. In addition, Washington Gas has provided an increased number of structured and deferred payment plans to customers in Maryland due to the extremely cold winter.

Operation, engineering, compliance and safety—Washington Gas incurred increased maintenance costs for the three months ended March 31, 2014 than for the same period of the previous fiscal year due primarily to the cold weather and higher throughput.

Weather-related instruments—Washington Gas did not use any weather-related instruments during the three months ended March 31, 2014. During the three months ended March 31, 2013, Washington Gas used HDD weather related instruments to manage its financial exposure to variation from normal weather in the District of Columbia. Washington Gas recorded a net gain of $0.7 million as a result of colder than normal weather in the three months ended March 31, 2013.

Net insurance proceeds—Washington Gas received proceeds from its insurance policies for incurred legal costs and past and future environmental expenses, partially offset by costs associated with environmental claims and regulatory sharing during the period ended March 31, 2014.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Retail Energy-Marketing

The following table depicts the Retail Energy-Marketing segment’s operating results along with selected statistical data.

Retail Energy-Marketing Financial and Statistical Data

	Three Months Ended March 31,		Increase /
	2014	2013	(Decrease)
Operating Results (In millions)
Gross margins:
Operating revenues	$437.4	$368.8	$68.6
Less: Cost of energy	423.6	317.3	106.3
Revenue taxes	2.3	1.8	0.5
Total gross margins	11.5	49.7	(38.2)
Operation expenses	11.6	11.7	(0.1)
Depreciation and amortization	0.2	0.2	—
General taxes and other assessments	1.1	0.9	0.2
Operating income (loss)	(1.4)	36.9	(38.3)
Income tax expense (benefit)	(1.5)	15.2	(16.7)
Net income	$0.1	$21.7	$(21.6)

Analysis of gross margins (In millions)
Natural gas
Realized margins	$36.4	$10.3	$26.1
Unrealized mark-to-market gains (losses)	(4.4)	12.7	(17.1)
Total gross margins—natural gas	32.0	23.0	9.0
Electricity
Realized margins	(18.5)	21.9	(40.4)
Unrealized mark-to-market gains (losses)	(2.0)	4.8	(6.8)
Total gross margins—electricity	(20.5)	26.7	(47.2)
Total gross margins	$11.5	$49.7	$(38.2)

Other Retail Energy-Marketing Statistics
Natural gas
Therm sales (millions of therms)	309.0	320.1	(11.1)
Number of customers (end of period)	165,000	171,000	(6,000)
Electricity
Electricity sales (millions of kWhs)	3,052.2	3,044.9	7.3
Number of accounts (end of period)	181,000	183,000	(2,000)

The Retail Energy-Marketing segment reported net income of $0.1 million for the three months ended March 31, 2014, compared to net income of $21.7 million reported for the same period of the prior fiscal year.

The decrease in net income primarily reflects lower gross margins from electric sales. Period-to-period comparisons of quarterly gross margins for this segment can vary significantly and are not necessarily representative of expected annualized results.

Gross margins from natural gas sales increased by $9.0 million for the three months ended March 31, 2014, compared to the same period in the prior fiscal year. This comparison reflects an increase of $26.1 million in realized mark-to-market gains resulting from higher margins on portfolio optimization activity, increased spot sales to interruptible customers and hedge settlements in the current quarter versus the same quarter of the prior year, partially offset by lower unrealized margins of $17.1 million due to fluctuating market prices.

Gross margins from electric sales decreased by $47.2 million for the three months ended March 31, 2014, compared to the same period of the prior fiscal year. This comparison reflects lower realized electric retail margins of $40.4 million compared to the same quarter in the prior year due to higher capacity and ancillary service charges from the regional power grid operator associated with fixed price retail contracts and a decrease of $6.8 million in unrealized mark-to-market valuations due to fluctuating market prices.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Commercial Energy Systems

The Commercial Energy Systems segment reported net income of $1.6 million for the three months ended March 31, 2014, compared to net income of $0.6 million for the same period of the prior fiscal year. This increase is primarily due to higher solar renewable energy credits (SREC’s) and solar generation revenue.

Midstream Energy Services

The Midstream Energy Services segment reported net income of $13.8 million for the three months ended March 31, 2014, compared to a net loss of $9.4 million reported for the same period of the prior fiscal year. This increase is primarily due to favorable transportation spreads as a result of colder weather.

Other Non-Utility Activities

Transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our four operating segments, are aggregated as “Other Activities” and included as part of non-utility operations. Results from our other non-utility activities reflect net losses of $4.2 million and $0.5 million for the three months ended March 31, 2014 and 2013, respectively. The comparison reflects higher branding initiative costs and business development activities.

Intersegment Eliminations

Intersegment eliminations represents a timing difference between Commercial Energy Systems’ recognition of revenue for the sale of SREC’s to Retail Energy-Marketing’s recognition of the associated expense. Retail Energy-Marketing has accrued expenses related to SREC’s that are generated by Commercial Energy Systems but have not been transferred.

RESULTS OF OPERATIONS—Six months ended March 31, 2014 vs. March 31, 2013

Summary Results

WGL reported net income applicable to common stock of $79.8 million, or $1.54 per share, for the six months ended March 31, 2014 compared to net income of $141.9 million, or $2.74 per share, reported for the same period of the prior fiscal year.

The following table summarizes our net income (loss) applicable to common stock by operating segment for the six months ended March 31, 2014 and 2013.

Net Income (Loss) by Operating Segment

	Six Months Ended March 31,		Increase/
(In millions)	2014	2013	(Decrease)
Regulated Utility	$88.2	$115.8	$(27.6)
Non-utility operations:
Retail Energy-Marketing	3.4	34.7	(31.3)
Commercial Energy Systems	1.5	1.7	(0.2)
Midstream Energy Services	(8.0)	(8.1)	0.1
Other Activities	(5.9)	(2.2)	(3.7)
Total non-utility	(9.0)	26.1	(35.1)
Intersegment Eliminations	$0.6	$—	$0.6
Net income applicable to common stock	$79.8	$141.9	$(62.1)

EARNINGS PER AVERAGE COMMON SHARE
Basic	$1.54	$2.75	$(1.21)
Diluted	$1.54	$2.74	$(1.20)

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Regulated Utility Operating Results

The following table summarizes the Regulated Utility segment’s operating results for the six months ended March 31, 2014 and 2013.

Regulated Utility Operating Results

	Six Months Ended March 31,		Increase/
(In millions)	2014	2013	(Decrease)
Utility net revenues:
Operating revenues	$1,107.2	$891.8	$215.4
Less: Cost of gas	664.2	403.2	261.0
Revenue taxes	61.0	58.5	2.5
Total utility net revenues	382.0	430.1	(48.1)
Operation and maintenance	146.9	141.8	5.1
Depreciation and amortization	51.1	51.8	(0.7)
General taxes and other assessments	29.9	29.3	0.6
Operating income	154.1	207.2	(53.1)
Other expenses—net, including preferred stock dividends	(0.7)	(0.1)	(0.6)
Interest expense	18.3	18.0	0.3
Income tax expense	46.9	73.3	(26.4)
Net income	$88.2	$115.8	$(27.6)

The Regulated Utility segment’s net income applicable to common stock was $88.2 million for the six months ended March 31, 2014 compared to net income of $115.8 million for the same period of the prior fiscal year. The decrease in net income primarily reflects the following:

•	lower unrealized margins associated with our asset optimization program; and

•	higher expenses related to operations and maintenance activities.

Partially offsetting these unfavorable variances were:

•	higher revenues related to growth of more than 12,400 average active customer meters;

•	higher revenues due to new base rates in the District of Columbia and Maryland;

•	higher revenues attributed to the colder weather impact in 2014 that was not offset by weather protection;

•	higher revenues due to favorable effects of natural gas consumption patterns;

•	higher realized margins associated with our asset optimization program;

•	decrease in the effective tax rate including reinstatement of regulatory assets related to the tax effect of Med D.

Utility Net Revenues. The following table provides the key factors contributing to the changes in the utility net revenues of the Regulated Utility segment between the six months ended March 31, 2014 and 2013.

Composition of Changes in Utility Net Revenues

(In millions)	Increase / (Decrease)
Estimated weather effects	$5.4
Customer growth	5.9
Natural gas consumption patterns	1.9
Impact of rate cases	9.2
Asset optimization:
Realized margins	17.1
Unrealized mark-to-market valuations	(89.3)
Lower-of-cost or market adjustment	(0.7)
Other	2.4
Total	$(48.1)

Estimated weather effects—Weather, when measured by HDDs, was 11.4% colder and 0.1% warmer than normal for the six months ended March 31, 2014 and 2013, respectively (refer to the section entitled “Weather Risk” for further discussion of our weather protection strategy).

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Customer growth—Average active customer meters increased by more than 12,400 for the six months ended March 31, 2014 compared to the same period of the prior fiscal year.

Natural gas consumption patterns—The variance in net revenues reflects the changes in natural gas consumption patterns in the District of Columbia. These changes may be affected by shifts in weather patterns in which customer heating usage may not correlate highly with average historical levels of usage per heating degree days that occur. Natural gas consumption patterns may also be affected by non-weather related factors such as customer conservation.

Impact of rate cases—New base rates were approved in the District of Columbia and Maryland effective June 4, 2013 and November 23, 2013, respectively.

Asset optimization—We recorded unrealized losses associated with our energy-related derivatives of $104.1 million for the six months ended March 31, 2014 compared to net unrealized losses of $14.8 million for the same period of the prior fiscal year. When these derivatives settle, any unrealized amounts will ultimately be reversed, and Washington Gas will realize margins in combination with the related transactions that these derivatives economically hedge. The losses recorded in 2014 relate primarily to fair value changes due to unfavorable movements in the unobservable inputs used in the valuation of long-dated forward contracts. We believe that this value is not reflective of our ultimate cash flows as these purchases are utilized in the optimization of our long-term natural gas transportation and storage capacity resources, the value of which is not reflected at fair value. Unfavorably affecting asset optimization results were $0.4 million and $0.3 million of lower-of-cost or market adjustments related to storage gas inventory during the six months ended March 31, 2014 and 2013, respectively. (Refer to the section entitled “Market Risk—Price Risk Related to the Regulated Utility Segment” for a further discussion of our asset optimization program).

Operation and Maintenance Expenses. The following table provides the key factors contributing to the changes in operation and maintenance expenses of the Regulated Utility for the six months ended March 31, 2014 and 2013.

Composition of Changes in Operation and Maintenance Expenses

(In millions)	Increase/ (Decrease)
Direct labor	$2.9
Employee incentives and benefits	(4.7)
Uncollectible accounts	1.9
Operations, engineering, compliance and safety	3.9
Net insurance proceeds	(2.2)
Weather derivative benefits:
Loss	0.1
Premium costs and fair value effects	1.1
Other	2.1
Total	$5.1

Direct Labor—The increase is driven by an increase in the number of employees and in overtime work driven primarily by cold weather.

Employee incentives and benefits—The decrease reflects lower pension, other post-retirement, employee benefits and workers’ compensation expenses due to changes in plan assumptions used to measure the benefit obligation partially offset by the amortization of the regulatory asset authorized in rated by the District of Columbia.

Uncollectible accounts—The increase in uncollectible accounts is due to increased volumes of gas deliveries. In addition, Washington Gas has provided an increased number of structured and deferred payment plans to customers in Maryland due to the extremely cold winter.

Operation, engineering, compliance and safety—Washington Gas incurred increased maintenance costs for the six months ended March 31, 2014 than for the same period of the previous fiscal year, driven primarily by cold weather.

Net insurance proceeds—Washington Gas received proceeds from its insurance policies for incurred legal costs and past and future environmental expenses, partially offset by costs associated with environmental claims and regulatory sharing during the period ended March 31, 2014.

Weather-related instruments—Washington Gas did not use any weather-related instruments during the six months ended March 31, 2014. During the six months ended March 31, 2013, Washington Gas used HDD weather related instruments to manage its financial exposure to variations from normal weather in the District of Columbia. Washington Gas recorded a net gain of $0.1 million as a result of slightly colder than normal weather in the six months ended March 31, 2013.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Retail Energy-Marketing

The following table depicts the Retail Energy-Marketing segment’s operating results along with selected statistical data.

Retail-Energy Marketing Financial and Statistical Data

	Six Months Ended March 31,		Increase /
	2014	2013	(Decrease)
Operating Results (In millions)
Gross margins:
Operating revenues	$760.4	$692.9	$67.5
Less: Cost of energy	726.9	607.5	119.4
Revenue taxes	4.3	3.2	1.1
Total gross margins	29.2	82.2	(53.0)
Operation expenses	22.9	23.1	(0.2)
Depreciation and amortization	0.4	0.3	0.1
General taxes and other assessments	2.2	1.8	0.4
Operating income	3.7	57.0	(53.3)
Other income—net	0.2	—	0.2
Income tax expense	0.5	22.3	(21.8)
Net income	$3.4	$34.7	$(31.3)

Analysis of gross margins (In millions)
Natural gas
Realized margins	$54.0	$22.9	$31.1
Unrealized mark-to-market gains (losses)	(8.6)	9.8	(18.4)
Total gross margins—natural gas	45.4	32.7	12.7
Electricity
Realized margins	(14.5)	40.1	(54.6)
Unrealized mark-to-market gains (losses)	(1.7)	9.4	(11.1)
Total gross margins—electricity	(16.2)	49.5	(65.7)
Total gross margins	$29.2	$82.2	$(53.0)

Other Retail-Energy Marketing Statistics
Natural gas
Therm sales (millions of therms)	519.6	531.0	(11.4)
Number of customers (end of period)	165,000	171,000	(6,000)
Electricity
Electricity sales (millions of kWhs)	5,880.6	5,848.6	32.0
Number of accounts (end of period)	181,000	183,000	(2,000)

The Retail Energy-Marketing segment reported net income of $3.4 million for the six months ended March 31, 2014, compared to net income of $34.7 million reported for the same period of the prior fiscal year.

The decrease in net income primarily reflects lower gross margins from electric sales. Period-to-period comparisons of gross margins for this segment can vary significantly and are not necessarily representative of expected annualized results.

Gross margins from natural gas sales increased 12.7 million in the six months ended March 31, 2014 compared to the same period of the prior fiscal year. This comparison is primarily due to increased spot sales to interruptible customers, hedge settlements and favorable portfolio optimization activity. Partially offsetting this increase were lower unrealized mark-to-market valuations due to fluctuating market prices.

Gross margins from electric sales decreased $65.7 million in the six months ended March 31, 2014 compared to the same period of the prior year due to higher capacity and ancillary service charges from the regional power grid operator (PJM) associated with fixed price retail contracts, lower realized unit margins from large commercial customers due to extreme price movements on commodity prices and a decrease in unrealized mark-to-market valuations due to fluctuating market prices.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Commercial Energy Systems

The Commercial Energy Systems segment reported net income of $1.5 million for the six months ended March 31, 2014, compared to net income of $1.7 million reported for the same period of the prior fiscal year. This decrease relates to reduced Federal design build projects partially offset by an increase in SREC and solar generation revenues.

Midstream Energy Services

The Midstream Energy Services segment reported a net loss of $8.0 million for the six months ended March 31, 2014, compared to a net loss of $8.1 million reported for the same period of the prior fiscal year. For both years, the losses primarily relate to unrealized losses on derivative instruments that are not expected to be actualized.

Other Non-Utility

Transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our four operating segments, are aggregated as “Other Activities” and included as part of non-utility operations. Results from our other non-utility activities reflect net losses of $5.9 million and $2.2 million for the six months ended March 31, 2014 and 2013, respectively. The comparison reflects higher branding initiative costs and business development activities.

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

During the six months ended March 31, 2014, WGL met its liquidity and capital needs through retained earnings and the issuance of commercial paper, long-term debt and common stock, and expects to do so for the remainder of fiscal year 2014. Washington Gas met its liquidity and capital needs through retained earnings, the sale of medium-term notes, and the issuance of commercial paper, and expects to do so during the remainder of fiscal year 2014.

Our ability to access capital markets depends on our credit ratings, general market liquidity, and investor demand for our securities. Our credit ratings depend largely on the financial performance of our subsidiaries, and a ratings downgrade could both increase our borrowing costs and trigger the need for posting additional collateral with our wholesale counterparties or other creditors. In support of our credit ratings, we have a goal to maintain our common equity ratio in the mid-50% range of total consolidated capital. As of March 31, 2014, total consolidated capitalization, including current maturities of long-term debt and excluding notes payable, comprised 66.7% common equity, 1.4% preferred stock and 31.9% long-term debt. The level of this ratio varies during the fiscal year due to the seasonal nature of our business. This seasonality also affects our short-term debt balances, which are typically higher in the fall and winter months and substantially lower in the spring when a significant portion of our current assets are converted into cash at the end of the heating season. Our cash flow requirements and our ability to provide satisfactory resources to meet those requirements are primarily influenced by the activities of Washington Gas, WGEServices, WGL Midstream, and, to a lesser extent, other non-utility operations.

Our plans provide for sufficient liquidity to satisfy our financial obligations. At March 31, 2014, we had no restrictions on our cash balances or retained earnings that would affect the payment of common or preferred stock dividends by either WGL or Washington Gas.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Short-Term Cash Requirements and Related Financing

Washington Gas has seasonal short-term cash requirements to fund the purchase of storage gas inventory in advance of the winter heating season. At March 31, 2014 and September 30, 2013, Washington Gas had balances in gas storage of $45.9 million and $132.2 million, respectively. Washington Gas collects the cost of gas under cost recovery mechanisms approved by its regulators. Additionally, Washington Gas may be required to post cash collateral for certain purchases.

During the first six months of our fiscal year, Washington Gas’ large sales volumes cause its cash requirements to peak when combined storage inventory, accounts receivable, and unbilled revenues are at their highest levels. During the last six months of our fiscal year, after the heating season, Washington Gas will typically experience a seasonal net loss due to reduced demand for natural gas. During this period, large amounts of Washington Gas’ current assets are converted to cash, which Washington Gas generally uses to reduce and sometimes eliminate short-term debt and acquire storage gas for the next heating season.

Variations in the timing of collections under its gas cost recovery mechanisms can significantly affect Washington Gas’ short-term cash requirements. At March 31, 2014 and September 30, 2013, Washington Gas had $3.1 million and $0.6 million, respectively, in net over-collections of gas costs reflected in current assets/liabilities as gas costs due from/to customers. Most of the March 31, 2014 balance will be returned to customers in fiscal year 2014. Amounts under-collected or over-collected that are generated during the current gas cost recovery cycle are deferred as a regulatory asset or liability on the balance sheet until September 1 of each year, at which time the accumulated amount is transferred to gas costs due from/to customers as appropriate. At March 31, 2014 and September 30, 2013, Washington Gas had a net regulatory liability of $94.4 million and a net regulatory asset of $13.8 million, respectively, related to the current gas recovery cycle.

WGL and Washington Gas use short-term debt in the form of commercial paper or unsecured short-term bank loans to fund seasonal cash requirements. Our policy is to maintain back-up bank credit facilities in an amount equal to or greater than our expected maximum commercial paper position. Bank credit balances available to WGL and Washington Gas net of commercial paper balances were $196.5 million and $289.0 million at March 31, 2014 and $201.4 million and $225.5 million at September 30, 2013, respectively. The credit facility for WGL permits it to borrow up to $450.0 million, and further permits, with the banks’ approval, additional borrowings of $100.0 million for a maximum potential total of $550.0 million. The credit facility for Washington Gas permits it to borrow up to $350.0 million, and further permits, with the banks’ approval, additional borrowings of $100.0 million for a maximum potential total of $450.0 million. The interest rate on loans made under each of the credit facilities will be a fluctuating rate per annum that will be set using certain parameters at the time each loan is made. WGL and Washington Gas incur credit facility fees, which in some cases are based on the long-term debt ratings of Washington Gas. In the event that the long-term debt of Washington Gas is downgraded below certain levels, WGL and Washington Gas would be required to pay higher fees. There are five different levels of fees. The credit facility for WGL defines its applicable fee level as one level below the level applicable to Washington Gas. Under the terms of the credit facilities, the lowest level facility fee is 0.06% and the highest is 0.175%. These credit agreements provide for a term of five years and expire on April 3, 2017. The credit agreements each have two one-year extension options. Refer to Note 3—Short-Term Debt of the Notes to the Consolidated Financial Statements for further information.

To manage credit risk, Washington Gas, WGEServices and WGL Midstream may require certain customers and suppliers to provide deposits, which are reported as current liabilities in “Customer deposits and advance payments,” in the accompanying balance sheets. At March 31, 2014 and September 30, 2013, “Customer deposits and advance payments” totaled $52.4 million and $67.2 million, respectively. For both periods, almost all of these deposits were from Washington Gas customers.

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

WGEServices and WGL Midstream have seasonal short-term cash requirements to fund the purchase of storage gas inventory in advance of the winter heating season. At March 31, 2014 and September 30, 2013, WGEServices had balances in gas storage of $4.6 million and $49.1 million, respectively. WGEServices collects revenues that are designed to reimburse commodity costs used to supply their retail customer and wholesale counterparty contracts. At March 31, 2014 and

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

September 30, 2013, WGL Midstream had balances in gas storage of $23.6 million and $166.0 million, respectively. As market opportunities arise, WGL Midstream collects revenues in excess of its commodity costs through its wholesale counterparty contracts. WGEServices and WGL Midstream derive funding to finance these activities from short-term debt issued by WGL. Additionally, WGEServices and WGL Midstream may be required to post cash collateral for certain purchases. WGEServices and WGL Midstream may be required to provide parent guarantees from WGL for certain transactions.

In addition to storage gas, WGL Midstream also has short-term cash requirements to fund the construction of the Central Penn Line pipeline. At March 31, 2014, WGL Midstream had short-term cash obligations of $2.4 million related to the Central Penn Line pipeline. At September 30, 2013, WGL Midstream did not have any obligations related to the Central Penn Line pipeline. WGL Midstream derives funding to finance these activities from short-term debt issued by WGL.

WGESystems has short-term cash requirements to fund the construction and purchase of residential and commercial Solar PT generating systems. WGESystems derives funding to finance these activities from short-term debt issued by WGL.

Long-Term Cash Requirements and Related Financing

For Washington Gas, our long-term cash requirements primarily depend upon the level of capital expenditures and long-term debt maturities. Our capital expenditures primarily relate to adding new utility customers and system supply as well as maintaining the safety and reliability of Washington Gas’ distribution system. Refer to the section entitled “Capital Expenditures” for discussion of our capital expenditures forecast and our 2013 Annual Report for a discussion of our long-term debt maturities.

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

For our non-utility segments, our long-term cash requirements primarily depend upon the level of investments and capital expenditures. For WGL Midstream, our investments primarily relate to providing capital for construction of the Penn Line pipeline. For WGESystems, our investments primarily relate to providing capital for construction of new residential and commercial solar projects.

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

Credit Ratings for Outstanding Debt Instruments

	WGL		Washington Gas
Rating Service	Unsecured Medium-Term Notes (Indicative)(a)	Commercial Paper	Unsecured Medium-Term Notes	Commercial Paper
Fitch Ratings(b)	A+	F1	AA-	F1
Moody’s Investors Service(c)	Not Rated	P-2	A1	P-1
Standard & Poor’s Ratings Services(d)	A+	A-1	A+	A-1

(a)	Indicates the ratings that may be applicable if WGL were to issue unsecured MTNs.
(b)	The long-term debt ratings outlook issued by Fitch Ratings for WGL and Washington Gas is stable.
(c)	The long-term debt ratings outlook issued by Moody’s Investors Service for Washington Gas is stable.
(d)	The long-term debt ratings outlook issued by Standard & Poor’s Rating Services for WGL and Washington Gas is stable.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Ratings Triggers and Certain Debt Covenants

Under the terms of WGL’s and Washington Gas’ credit agreements, the ratio of consolidated financial indebtedness to consolidated total capitalization cannot exceed 0.65 to 1.0 (65.0%). In addition, WGL and Washington Gas are required to inform lenders of changes in corporate existence, financial conditions, litigation, and environmental warranties that might have a material effect on debt ratings. The failure to inform the lenders’ agent of material changes in these areas might constitute default under the agreements. Additionally, failure to pay principal or interest on any other indebtedness may be deemed a default under our credit agreements. A default, if not remedied, may lead to a suspension of further loans and/or acceleration in which obligations become immediately due and payable. At March 31, 2014, we were in compliance with all of the covenants under our revolving credit facilities.

For certain of its natural gas purchase and pipeline capacity agreements, if the long-term debt of Washington Gas is downgraded to or below the lower of a BBB- rating by Standard & Poor’s or a Baa3 rating by Moody’s Investors Service, or if Washington Gas is deemed by a counterparty not to be creditworthy, then the counterparty may withhold service or deliveries, or may require additional credit support. For certain other agreements, if the counterparty’s credit exposure to Washington Gas exceeds a contractually defined threshold amount, or if Washington Gas’ credit rating declines by a certain rating level, then the counterparty may require additional credit support. At March 31, 2014, Washington Gas would not be required to provide additional credit support by these arrangements if its long-term credit rating was to be downgraded by one rating level.

WGL guarantees payments for certain purchases of natural gas and electricity on behalf of WGEServices and WGL Midstream (refer to our 2013 Annual Report for a further discussion of these guarantees). If the credit rating of WGL declines, WGEServices and WGL Midstream may be required to provide additional credit support for these purchase contracts. At March 31, 2014, WGEServices and WGL Midstream would not be required to provide any additional credit support if the long-term credit rating of WGL was to be downgraded by one rating level.

Historical Cash Flows

The following table summarizes WGL’s net cash provided by (used in) operating, investing and financing activities for the six months ended March 31, 2014 and 2013:

	Six Months Ended March 31,
(In millions)	2014	2013	Increase / (Decrease)
Cash provided by (used in):
Operating activities	$242.1	$261.6	$(19.5)
Investing activities	(167.8)	(160.3)	(7.5)
Financing activities	(65.8)	(101.9)	36.1

Cash Flows Provided by Operating Activities

The regulated utility’s cash flows from operating activities principally reflect gas sales and deliveries and cost of operations. The volume of gas sales and deliveries is dependent primarily on factors external to the utility, such as growth of customer demand, weather, market prices for energy, economic conditions and measures that promote energy efficiency. Under revenue and weather normalization and ratemaking adjustments and decoupling mechanisms in place, changes in delivery volumes from levels assumed when rates were approved may affect the timing of cash flows but not net income. The price at which the utility provides energy to customers is determined in accordance with rate agreements. In general, changes in the utility’s cost of purchased power, fuel and gas may affect the timing of cash flows but not net income because the costs are recovered in accordance with rate agreements. In addition, the regulated utility’s cash flow is impacted by the timing of derivative settlements.

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

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Net income is the result of cash and non-cash (or accrual) transactions. Only cash transactions affect WGL’s cash flows from operating activities. Principal non-cash charges include depreciation and deferred income tax expense. Principal non-cash credits include the amortization of certain net regulatory liabilities. Non-cash charges or credits may also be accrued under the revenue decoupling and cost reconciliation mechanisms in the utilities’ rate plans.

Net cash flows provided by operating activities for the six months ended March 31, 2014 was $242.1 million compared to $261.6 million for the six months ended March 31, 2013. The change in net cash flows reflects seasonal trends of increased sales volumes to customers due to our colder than normal weather winter heating season, timing of payments for and recovery of energy costs. Seasonal trends and timing are reflected within changes to accounts receivable, recoverable energy costs and accounts payable.

The change in regulatory assets principally reflects changes in deferred pension costs in accordance with the accounting rules for retirement benefits.

Cash Flows Used in Investing Activities

During the six months ended March 31, 2014, cash flows used in investing activities totaled $167.8 million, which primarily consists of capital expenditures made on behalf of Washington Gas. In addition, investing activities also reflects additional investments in commercial Solar PV facilities, a partnership and other financing vehicles to directly fund residential Solar PV projects. During the six months ended March 31, 2013, cash flows used in investing activities totaled $160.3 million, which primarily consists of capital expenditures made on behalf of Washington Gas. In addition, investing activities also reflects additional investments in commercial Solar PV facilities and investments in a partnership to directly fund residential Solar PV projects.

Cash Flows Used in Financing Activities

Cash flows used in financing activities totaled $65.8 million for the six months ended March 31, 2014, reflecting the net retirement of $20.3 million of notes payable and long-term debt and dividends on common and preferred stock of $44.2 million. Cash flows used in financing activities totaled $101.9 million for the six months ended March 31, 2013, reflecting the repayment of $65.6 million of notes payable and dividends on common and preferred stock of $39.4 million.

Capital Investments

The following table depicts our updated projected capital investments for the fiscal years 2014 through 2018. In addition to expenditures to extend service to new areas, ensuring safe, reliable and improved service for our utility and to grow our non-utility investments, our capital investments include an investment in a new pipeline construction projected entered into during the three months ended March 31, 2014. Refer to Note 11—Other Investments in the notes to the consolidated financial statements for further discussion about this project.

Capital Investments
(In millions)	2014	2015	2016	2017	2018	Total
New business	$80.8	$91.5	$107.7	$133.3	$122.5	$535.8
Replacements	122.2	132.8	132.2	129.1	129.1	645.4
Customer information system	14.2	30.3	26.7	10.3	—	81.5
Other utility	77.2	31.2	23.4	34.6	36.0	202.4
Total Utility(a)	$294.4	$285.8	$290.0	$307.3	$287.6	$1,465.1
Pipeline Investments	$16.9	73.3	82.3	263.2	30.3	466.0
Solar	120.0	100.1	100.1	100.1	100.1	520.4
Other Non Utility	16.8	40.4	0.6	0.6	0.7	59.1
Total investments	$448.1	$499.6	$473.0	$671.2	$418.7	$2,510.6

(a)Excludes Allowance for Funds Used During Construction. Includes capital expenditures accrued and capital expenditure adjustments recorded in the fiscal year.

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

WGL Midstream enters into contracts to acquire, invest in, manage and optimize natural gas storage and transportation assets. On February 14, 2014, WGL Midstream contracted to purchase a significant amount of natural gas. These gas purchases are related to the Central Penn Line pipeline and begin after the pipeline has gone into operation. See the sub-section below entitled “Central Penn Line Pipeline” for details of this project.

The estimated obligations as of March 31, 2014 for future fiscal years are shown below.

Estimated Contractual Obligations and Commercial Commitments
	Years Ended September 30,
(In millions)	Total	2014	2015	2016	2017	2018	Thereafter
Pipeline and storage contracts(a)	$379.4	$9.4	$15.8	$20.0	$18.3	$27.8	$288.1
Medium-term notes(b)	621.0	30.0	45.0	—	—	50.0	496.0
Interest expense(c)	515.8	17.8	34.7	32.9	32.6	32.6	365.2
Gas purchase commitments
—Washington Gas(d)	4,762.0	207.6	236.5	303.4	337.6	320.6	3,356.3
—WGEServices(e)	251.8	104.7	114.8	26.8	5.5	—	—
—WGL Midstream(b)	16,220.1	30.7	2.4	28.0	303.1	943.9	14,912.0
Electric purchase commitments(f)	641.3	292.6	257.1	75.4	15.9	0.3	—
Operating leases	30.8	6.1	6.4	5.5	4.5	3.9	4.4
Business process outsourcing(g)	105.1	16.9	32.1	32.8	23.3	—	—
Other long-term commitments(h)	25.2	8.4	6.1	4.9	3.8	1.7	0.3
Total	$23,552.5	$724.2	$750.9	$529.7	$744.6	$1,380.8	$19,422.3

(a) Represents minimum payments under natural gas transportation, storage and peaking contracts that have expiration dates through fiscal year 2029. Additionally, includes minimum payments for WGEServices and WGL Midstream pipeline contracts.

(b) Represents scheduled repayment of principal. Excludes $8.3 million in debt that is anticipated to be a non-cash extinguishment of project debt financing (refer to the section entitled “Construction Project Financing”).

(c) Represents the scheduled interest payments associated with MTNs and other long-term debt.

(b) Includes short-term commitments to purchase fixed volumes of natural gas, as well as long-term gas purchase commitments that contain fixed volume purchase requirements. Cost estimates are based on both forward market prices and option premiums for fixed volume purchases under these purchase commitments.

(e) Represents commitments based on a combination of market prices at March 31, 2014 and fixed price as well as index priced contract commitments for natural gas delivered to various city gate stations, including the cost of transportation to that point, which is bundled in the purchase price.

(f) Represents electric purchase commitments that are based on existing fixed price and fixed volume contracts. Also includes $18.7 million related to renewable energy credits.

(g) Represents fixed costs to the service provider related to the 10-year contract for business process outsourcing. These payments do not reflect potential inflationary adjustments included in the contract. Including these inflationary adjustments, required payments to the service provider could total $125.5 million over the remaining contract term.

(h) Includes Shell agreement minimum program fees, certain information technology service contracts and committed payments related to certain environmental response costs and excludes uncertain tax positions.

Note 5 to the Consolidated Financial Statements in our 2013 Annual Report includes a discussion of long-term debt, including debt maturities. Note 13 to the Consolidated Financial Statements in our 2013 Annual Report reflects information about the various contracts of Washington Gas, WGEServices and WGL Midstream. Additionally, refer to Note 13 of the Notes to Consolidated Financial Statements in this quarterly report.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Financial Guarantees

WGL has guaranteed payments primarily for certain purchase commitments on behalf of WGEServices and WGL Midstream. At March 31, 2014, these guarantees totaled $265.5 million and $259.1 million for WGEServices and WGL Midstream, respectively. The amount of such guarantees is periodically adjusted to reflect changes in the level of financial exposure related to these purchase commitments. We also receive financial guarantees or other collateral from counterparties when required by our credit policy (refer to the section entitled “Credit Risk” for a further discussion of our credit policy). WGL also issued guarantees totaling $23.9 million at March 31, 2014 on behalf of certain of our non-utility subsidiaries, partners and unconsolidated investments associated with their banking transactions. For all of its financial guarantees, WGL may cancel any or all future obligations upon written notice to the counterparty, but WGL would continue to be responsible for the obligations created under the guarantees prior to the effective date of the cancellation.

Central Penn Line Pipeline

In February, 2014, WGL Midstream entered into a limited liability company agreement and formed Meade, with COG Holdings LLC , Vega Midstream MPC LLC, and River Road Interests LLC.

Meade was formed to jointly develop and own, together with Transcontinental Gas Pipe Line Company, LLC (Transco), an approximately 177-mile pipeline originating in Susquehanna County, Pennsylvania and extending to Lancaster County, Pennsylvania (Central Penn Line) that will have the capacity to transport and deliver up to approximately 1.7 million dekatherms per day of natural gas. This pipeline will be an integral part of Transco’s recently announced “Atlantic Sunrise” project.

The Central Penn Line, as part of Atlantic Sunrise, is a natural gas pipeline designed to provide new firm transportation capacity from various supply points in northeast Pennsylvania to a delivery point into Transco’s mainline in southeast Pennsylvania. The Central Penn Line currently has a projected in-service date in the second half of 2017. WGL Midstream will invest an estimated $410 million for a 55% interest in Meade, and Meade will invest an estimated $746 million in the Central Penn Line for an approximate 39% interest in the Central Penn Line. Transco will have the remaining ownership interests.

Additionally, in February, 2014, WGL Midstream entered into an agreement with Cabot Oil & Gas Corporation (Cabot) whereby WGL Midstream will purchase 500,000 dekatherms per day of natural gas from Cabot over a 15 year term. As part of this agreement, Cabot will acquire 500,000 dekatherms per day of firm gas transportation capacity on Transco’s Atlantic Sunrise project of which the Central Penn Line is a part. This capacity will be released to WGL Midstream.

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

WGL Midstream enters into transactions with wholesale counterparties to hedge and optimize its portfolio of owned and managed natural gas assets. Any failure of wholesale counterparties to deliver natural gas under existing contracts could cause financial exposure for the difference between the price at which WGL Midstream has contracted to buy these commodities and their replacement cost. To the extent that WGL Midstream sells natural gas to these wholesale

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

counterparties, WGL Midstream may be exposed to payment risk if it is in a net receivable position. In addition, WGL Midstream enters into contracts with counterparties to hedge the costs of natural gas. Depending on the ability of the counterparties to fulfill their commitments, WGL Midstream could be at risk for financial loss.

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

Washington Gas, WGEServices and WGL Midstream are also subject to the collateral requirements of their counterparties. At March 31, 2014, Washington Gas, WGEServices and WGL Midstream provided $14.7 million, $38.8 million and $2.5 million in cash collateral to counterparties, respectively.

The following table provides information on our credit exposure, net of collateral, to wholesale counterparties as of March 31, 2014 for Washington Gas, WGEServices and WGL Midstream, separately.

Credit Exposure to Wholesale Counterparties (In millions)
Rating(a)	Exposure Before Credit Collateral(b)	Offsetting Credit Collateral Held(c)	Net Exposure	Number of Counterparties Greater Than 10%(d)	Net Exposure of Counterparties Greater Than 10%
Washington Gas
Investment Grade	$6.9	$—	$6.9	1	$3.7
Non-Investment Grade	1.1	0.1	1.0	—	—
No External Ratings	9.5	—	9.5	1	2.0
WGEServices
Investment Grade	$5.8	$—	$5.8	2	$3.9
Non-Investment Grade	6.1	4.4	1.7	1	1.7
No External Ratings	—	—	—	—	—
WGL Midstream
Investment Grade	$22.4	$—	$22.4	3	$15.5
Non-Investment Grade	—	—	—	—	—
No External Ratings	0.9	—	0.9	—	—

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

WGSW is indirectly subject to retail credit risk associated with non-payment by customers who lease solar equipment or maintain energy service agreements through ASD Solar LP, Skyline Innovations, Inc. and SunEdison. This credit risk is mitigated with minimum credit quality criteria established in each of WGSW’s agreements. These criteria must be satisfied for WGSW to participate in the project financing arrangement or partnership interest.

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

The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Regulated Utility segment’s energy-related derivatives during the six months ended March 31, 2014:

Regulated Utility Segment

Changes in Fair Value of Energy-Related Derivatives

(In millions)
Net assets (liabilities) at September 30, 2013	$(107.7)
Net fair value of contracts entered into during the period	(26.9)
Other changes in net fair value	(308.8)
Realized net settlement of derivatives	53.6
Net assets (liabilities) at March 31, 2014	$(389.8)

Regulated Utility Segment

Roll Forward of Energy-Related Derivatives

(In millions)
Net assets (liabilities) at September 30, 2013	$(107.7)
Recorded to income	(123.7)
Recorded to regulatory assets/liabilities	(212.0)
Realized net settlement of derivatives	53.6
Net assets (liabilities) at March 31, 2014	$(389.8)

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

The maturity dates of our net assets (liabilities) associated with the Regulated Utility segment’s energy-related derivatives recorded at fair value at March 31, 2014, is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Regulated Utility Segment

Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

	Years Ended September 30,
(In millions)	Total	Remainder 2014	2015	2016	2017	2018	Thereafter
Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	(7.2)	(1.1)	(6.2)	—	0.1	—	—
Level 3 — Significant unobservable inputs	(382.6)	(13.6)	(25.2)	(35.4)	(47.8)	(38.6)	(222.0)
Total net assets (liabilities) associated with our energy-related derivatives	$(389.8)	$(14.7)	$(31.4)	$(35.4)	$(47.7)	$(38.6)	$(222.0)

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

To the extent WGEServices has not sufficiently matched its customer requirements with its supply commitments, it could be exposed to electricity commodity price risk. WGEServices may manage this risk through the use of derivative instruments, including financial products.

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

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Retail Energy-Marketing segment’s energy-related derivatives during the six months ended March 31, 2014:

Retail Energy-Marketing Segment

Changes in Fair Value of Energy-Related Derivatives

(In millions)
Net liabilities at September 30, 2013	$(10.4)
Net fair value of contracts entered into during the period	0.6
Other changes in net fair value	16.7
Realized net settlement of derivatives	(7.2)
Net assets (liabilities) at March 31, 2014	$(0.3)

Retail Energy-Marketing Segment

Roll Forward of Energy-Related Derivatives

(In millions)
Net liabilities at September 30, 2013	$(10.4)
Recorded to income	17.5
Recorded to accounts payable	(0.2)
Realized net settlement of derivatives	(7.2)
Net assets (liabilities) at March 31, 2014	$(0.3)

The maturity dates of our net assets (liabilities) associated with the Retail Energy-Marketing segments’ energy-related derivatives recorded at fair value at March 31, 2014 is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Retail Energy-Marketing Segment

Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

	Years Ended September 30,
(In millions)	Total	Remainder 2014	2015	2016	2017	2018	Thereafter
Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	2.6	(0.2)	3.8	(1.0)	—	—	—
Level 3 — Significant unobservable inputs	(2.9)	2.4	(4.8)	(0.5)	—	—	—
Total net assets (liabilities) associated with our energy-related derivatives	$(0.3)	$2.2	$(1.0)	$(1.5)	$—	$—	$—

Refer to Note 8, Derivative and Weather-Related Instruments and Note 9, Fair Value Measurements of the Notes to Consolidated Financial Statements for a further discussion of our derivative activities and fair value measurements.

Midstream Energy Services. WGL Midstream engages in wholesale commodity transactions to optimize its owned and managed natural gas assets. Price risk exists to the extent WGL Midstream does not closely match the volume of physical natural gas in storage with the related forward sales entered into as hedges. WGL Midstream mitigates this risk by actively managing and hedging these assets in accordance with corporate risk management policies and procedures. Depending upon the nature of its forward hedges, WGL Midstream may also be exposed to fluctuations in mark-to-market valuations based on changes in forward price curves. WGL Midstream pays fixed fair market prices for its owned storage assets and is subject to variations in annual summer-winter spreads associated with weather and other market factors. To the extent there are significant variations in weather, WGL Midstream may incur price variances that negatively impact expected gross margins (refer to the section entitled “Weather Risk” for a further discussion of our management of weather risk). WGL Midstream manages this risk through the use of derivative instruments, including financial products.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Midstream Energy Services segments’ energy-related derivatives during the six months ended March 31, 2014:

Midstream Energy Services Segment

Changes in Fair Value of Energy-Related Derivatives

(In millions)
Net assets at September 30, 2013	$(10.5)
Net fair value of contracts entered into during the period	(34.2)
Other changes in net fair value	(23.7)
Realized net settlement of derivatives	28.5
Net assets (liabilities) at March 31, 2014	$(39.9)

Midstream Energy Services Segment

Roll Forward of Energy-Related Derivatives

(In millions)
Net assets at September 30, 2013	$(10.5)
Recorded to income	(57.9)
Realized net settlement of derivatives	28.5
Net assets (liabilities) at March 31, 2014	$(39.9)

The maturity dates of our net assets (liabilities) associated with the Midstream Energy Services segments’ energy-related derivatives recorded at fair value at March 31, 2014 is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Midstream Energy Services Segment

Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

	Years Ended September 30,
(In millions)	Total	Remainder 2014	2015	2016	2017	2018	Thereafter
Level 1—Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2—Significant other observable inputs	9.1	9.2	(0.1)	—	—	—	—
Level 3—Significant unobservable inputs	(49.0)	—	—	(6.4)	(6.7)	(8.4)	(27.5)
Total net assets associated with our energy-related derivatives	$(39.9)	$9.2	$(0.1)	$(6.4)	$(6.7)	$(8.4)	$(27.5)

Fair value changed primarily due to movements in unobservable inputs used in the valuation of long-dated forward contracts. We believe that this value is not reflective of our ultimate cash flows as these purchases are utilized in the optimization of our long-term natural gas transportation and storage capacity resources, which are not reflected at fair value.

Value-at-Risk

WGEServices measures the market risk of its energy commodity portfolio by determining its value-at-risk. Value-at-risk is an estimate of the maximum loss that can be expected at some level of probability if a portfolio is held for a given time period. The value-at-risk calculation for natural gas and electric portfolios include assumptions for normal weather, new customers and renewing customers for which supply commitments have been secured. Based on a 95% confidence interval for a one-day holding period, WGEServices’ value-at-risk at March 31, 2014 was approximately $227,000 and $61,000, related to its natural gas and electric portfolios, respectively. At September 30, 2013, WGEServices’ value-at-risk was approximately $14,900 and $36,100, related to its natural gas and electric portfolios, respectively. The increases to WGEServices’ value-at-risk natural gas and electric portfolios were driven by increased market prices as a result of colder than normal weather. At March 31, 2014, the high, low and average value-at-risk for natural gas are noted in the table below.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

WGEServices

Value-at-Risk at March 31, 2014

(In thousands)	High	Low	Average
Natural Gas	$227.0	$13.9	$52.3
Electric Portfolio	131.6	10.1	38.9
Total	$358.6	$24.0	$91.2

Interest-Rate Risk

We are exposed to interest-rate risk associated with our short-term and long-term financing. WGL utilizes derivative instruments from time to time in order to minimize its exposure to the risk of interest-rate volatility.

Short-Term Debt. At March 31, 2014 and September 30, 2013, WGL and its subsidiaries had outstanding notes payable of $314.5 million and $373.1 million, respectively. The carrying amount of our short-term debt approximates fair value. In the current quarter, a change of 100 basis points in the underlying average interest rate for our short-term debt would have caused a change in interest expense of approximately $2.8 million.

Long-Term Debt. At March 31, 2014, we had outstanding fixed-rate MTNs and other long-term debt of $599.2 million, excluding current maturities and unamortized discounts. While fixed-rate debt does not expose us to earnings risk when market interest rates change, such debt is subject to changes in fair value. Fair value is defined as the present value of the debt securities’ future cash flows discounted at interest rates that reflect market conditions as of the measurement date. As of March 31, 2014, the fair value of our fixed-rate debt was $717.1 million. Our sensitivity analysis indicates that fair value would increase by approximately $27.6 million or decrease by approximately $25.8 million if interest rates were to decline or increase by 10%, respectively, from current market levels. In general, such an increase or decrease in fair value would impact earnings and cash flows only if Washington Gas were to reacquire some or all of these instruments in the open market prior to their maturity.

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

Weather Risk

We are exposed to various forms of weather risk in both our regulated utility and non-utility business segments. To the extent Washington Gas does not have weather related instruments or billing adjustment mechanisms in place, its revenues are volume driven and its current rates are based upon an assumption of normal weather. Without weather protection strategies, variations from normal weather will cause our earnings to increase or decrease depending on the weather pattern. Washington Gas currently has a weather protection strategy that is designed to neutralize the estimated financial effects of weather on its net income for Virginia and Maryland. In the District of Columbia, we have an open Weather Normalization Adjustment (WNA) filing, and due to recent rate case decisions and the pricing environment, we did not hedge against exposure to weather in the District of Columbia during the six months ended March 31, 2014.

The financial results of our retail energy-marketing business, WGEServices, are affected by variations from normal weather primarily in the winter relating to its natural gas sales, and throughout the fiscal year relating to its electricity sales. WGEServices manages these weather risks with, among other things, weather related instruments.

Variations from normal weather may also affect the financial results of our midstream energy business, WGL Midstream, primarily with regards to summer—winter storage spreads and in transportation spreads throughout the fiscal year. WGL Midstream manages these weather risks with, among other things, physical and financial basis hedging.

Billing Adjustment Mechanisms. In Maryland, Washington Gas has a Revenue Normalization Adjustment (RNA) billing mechanism that is designed to stabilize the level of net revenues collected from Maryland customers by eliminating the effect of deviations in customer usage caused by variations in weather from normal levels and other factors such as conservation. In Virginia, Washington Gas has a WNA billing adjustment mechanism that is designed to eliminate the effect of variations in weather from normal levels on utility net revenues. Additionally, as part of the Conservation and Ratemaking Efficiency

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

(CARE) plan, Washington Gas has a Care Ratemaking Adjustment (CRA) mechanism, which, coupled with the WNA, eliminates the effect of both weather and other factors such as conservation for residential, small commercial and industrial and group metered apartment customers in Virginia. For a discussion of current rates and regulatory matters, refer to the section entitled “Rates and Regulatory Matters” in Management’s Discussion for Washington Gas.

For the RNA, WNA, and CRA mechanisms, periods of colder-than-normal weather generally would cause Washington Gas to record a reduction to its revenues and establish a refund liability to customers, while the opposite would generally result during periods of warmer-than-normal weather. However, factors such as volatile weather patterns and customer conservation may cause the RNA and the WNA/CRA mechanisms to function conversely because they adjust billed revenues to provide a designed level of net revenue per meter.

Weather Derivatives. WGEServices utilizes HDD instruments from time to time to manage weather risks related to its natural gas and electricity sales. WGEServices also utilizes cooling degree day (CDD) instruments and other instruments to manage weather and price risks related to its electricity sales during the summer cooling season. These instruments cover a portion of WGEServices’ estimated revenue or energy-related cost exposure to variations in HDDs or CDDs. Refer to Note 8—Derivative and Weather Related Instruments of the Notes to Consolidated Financial Statements for further discussion of the accounting for these weather-related instruments.

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

RESULTS OF OPERATIONS—Three Months Ended March 31, 2014 vs. March 31, 2013

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

Washington Gas’ net income applicable to common stock was $49.5 million for the three months ended March 31, 2014, compared to net income of $76.9 million reported for the same period of the prior fiscal year. The comparison primarily reflects the following:

•	lower unrealized margins associated with our asset optimization program; and

•	higher operation and maintenance expenses.

Partially offsetting these unfavorable variances were:

•	higher revenues related to growth of more than 12,900 average active customer meters;

•	higher revenues due to new base rates in the District of Columbia and Maryland;

•	higher net revenues attributed to the colder weather impact in 2014 that was not offset by weather protection; and

•	higher realized margins associated with our asset optimization program.

Key gas delivery, weather and meter statistics are shown in the table below for the three months ended March 31, 2014 and 2013.

Gas Deliveries, Weather and Meter Statistics

	Three Months Ended
	March 31,		Increase/
	2014	2013	(Decrease)
Gas Sales and Deliveries (millions of therms)
Firm
Gas sold and delivered	503.0	429.0	74.0
Gas delivered for others	250.3	212.6	37.7
Total firm	753.3	641.6	111.7
Interruptible
Gas sold and delivered	0.9	1.4	(0.5)
Gas delivered for others	92.1	101.0	(8.9)
Total interruptible	93.0	102.4	(9.4)
Electric generation—delivered for others	22.0	14.4	7.6
Total deliveries	868.3	758.4	109.9

Degree Days
Actual	2,440	2,151	289
Normal	2,099	2,115	(16)
Percent colder (warmer) than normal	16.2%	1.7%	n/a
Average active customer meters	1,119,993	1,107,004	12,989
New customer meters added	2,856	2,344	512

Gas Service to Firm Customers. The volume of gas delivered to firm customers is highly sensitive to weather variability as a large portion of the natural gas delivered by Washington Gas is used for space heating. Washington Gas’ rates are based on an assumption of normal weather. The Revenue Normalization Adjustment (RNA) in Maryland and the Weather Normalization Adjustment (WNA) and CARE Ratemaking Adjustment (CRA) in Virginia are mechanisms designed to, among other things, eliminate the effect on net revenues of variations in weather from normal levels (refer to the section entitled “Weather Risk” for a further discussion of these mechanisms and other weather-related instruments included in our weather protection strategy).

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

During the three months ended March 31, 2014, total gas deliveries to firm customers were 753.3 million therms, an increase of 111.7 million therms from 641.6 million therms delivered in the same period of the prior fiscal year. This comparison in natural gas deliveries to firm customers primarily reflects colder weather in the current quarter than in the same quarter of the prior year and an increase in average active customer meters of 12,989.

Weather, when measured by HDDs was 16.2% colder than normal for the three months ended March 31, 2014, compared to 1.7% colder than normal for the same period of the prior fiscal year. For the three months ended March 31, 2014 and 2013, there was a $3.7 million and $3.0 million favorable impact to net income, respectively, attributed to colder weather.

Gas Service to Interruptible Customers. Washington Gas must curtail or interrupt service to this class of customer when the demand by firm customers exceeds specified levels. Therm deliveries to interruptible customers decreased by 9.4 million therms during the three months ended March 31, 2014, compared to the same period of the prior fiscal year, reflecting increased interruptions to serve firm customers’ increased demand due to cold weather.

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

Gas Service for Electric Generation. Washington Gas delivers natural gas for use at two electric generation facilities in Maryland that are each owned by companies independent of WGL. During the three months ended March 31, 2014, deliveries to these customers increased by 7.6 million therms when compared to the same period of the prior fiscal year. Washington Gas shares with firm customers a significant majority of the margins earned from natural gas deliveries to these customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not materially affect either net revenues or net income.

RESULTS OF OPERATIONS—Six Months Ended March 31, 2014 vs. March 31, 2013

Washington Gas’ net income applicable to common stock was $87.7 million for the six months ended March 31, 2014, compared to net income of $115.3 million reported for the same period of the prior fiscal year. The comparison primarily reflects the following:

•	lower unrealized margins associated with our asset optimization program; and

•	higher expenses related to operations and maintenance activities.

Partially offsetting these unfavorable variances were:

•	higher revenues related to growth of more than 12,400 average active customer meters;

•	higher revenues due to new base rates in the District of Columbia and Maryland;

•	higher revenues attributed to the colder weather impact in 2014 that was not offset by weather protection;

•	higher revenues due to favorable effects of natural gas consumption patterns;

•	higher realized margins associated with our asset optimization program;

•	decrease in the effective tax rate including reinstatement of regulatory assets related to the tax effect of Med D.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Gas Deliveries, Weather and Meter Statistics

	Six Months Ended
	March 31,		Increase/
	2014	2013	(Decrease)
Gas Sales and Deliveries (millions of therms)
Firm
Gas sold and delivered	792.2	693.8	98.4
Gas delivered for others	409.0	363.1	45.9
Total firm	1,201.2	1,056.9	144.3
Interruptible
Gas sold and delivered	1.5	2.1	(0.6)
Gas delivered for others	169.8	177.1	(7.3)
Total interruptible	171.3	179.2	(7.9)
Electric generation—delivered for others	59.1	65.6	(6.5)
Total deliveries	1,431.6	1,301.7	129.9

Degree Days
Actual	3,834	3,460	374
Normal	3,443	3,463	(20)
Percent colder (warmer) than normal	11.4%	(0.1)%	n/a
Average active customer meters	1,115,361	1,102,917	12,444
New customer meters added	7,050	5,772	1,278

Gas Service to Firm Customers. During the six months ended March 31, 2014 total gas deliveries to firm customers were 1,201.2 million therms, an increase of 144.3 million therms, compared to 1,056.9 million therms delivered in the same period of the prior fiscal year. This comparison in natural gas deliveries to firm customers primarily reflects colder weather in the current period than in the same period of the prior year and an increase in average active customer meters.

Weather, when measured by HDDs was 11.4% colder than normal for the six months ended March 31, 2014, compared to 0.1% warmer than normal for the same period of the prior fiscal year. For the six months ended March 2014 and 2013, there was a $5.5 million and $2.6 million favorable impact to net income, respectively, attributed to colder weather.

Gas Service to Interruptible Customers. Therm deliveries to interruptible customers decreased by 7.9 million therms during the six months ended March 31, 2014 compared to the same period of the prior fiscal year, reflecting increased interruptions to serve firm customers’ increased demand due to cold weather.

Gas Service for Electric Generation. Washington Gas delivers natural gas for use at two electric generation facilities in Maryland that are each owned by companies independent of WGL. During the six months ended March 31, 2014, deliveries to these customers decreased by 6.5 million therms when compared to the same period of the prior fiscal year. Washington Gas shares with firm customers a significant majority of the margins earned from natural gas deliveries to these customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not materially affect either net revenues or net income.

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

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

District of Columbia Jurisdiction

District of Columbia Base Rate Case. On August 15, 2013, Washington Gas filed a request for approval with the PSC of DC of a plan and surcharge mechanism to recover the associated costs for the first five years of the plan. Washington Gas proposes to replace bare and/or unprotected steel services, bare and targeted unprotected steel main, and cast iron main in its distribution system in the District of Columbia at an estimated five-year cost of $110 million. Comments and replies were filed by interested parties. On March 31, 2014, the PSC of DC issued an order conditionally approving the plan, contingent on Washington Gas submitting an implementation plan and other information directed in the Order, by April 30, 2014. Washington Gas filed responsive information, as directed, and sought reconsideration/clarification on several issues in the Order. An evidentiary hearing will be scheduled in the near future to address the proposed cost recovery mechanism.

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

Maryland Jurisdiction

Maryland Base Rate Case. On October 10, 2013, Public Utility Law Judge issued a Proposed Order recommending an $8.8 million increase in annual revenues based on an overall rate of return of 7.54% and a return on common equity of 9.25%. In addition, the Proposed Order recommended that Washington Gas be allowed to amortize the costs related to the change in tax treatment of Medicare Part D, but recommended disallowance of the costs to initiate the outsourcing agreement with Accenture LLP. The proposed order recommended that Washington Gas be allowed to recover the costs incurred related to the proposed Chillum liquefied natural gas facility, but recommend that the unamortized balance not be included in rate base. On October 24, 2013, Washington Gas and other parties to the case filed appeal memoranda on the proposed order. Washington Gas requested the PSC of MD to accept Washington Gas’ proposed capital structure and approve a rate of return on equity of no less than 9.60%. Washington Gas also requested the PSC of MD to approve the amortization of the costs to achieve related to the outsourcing, to correct a mathematical error and clarify other issues in the case. On November 22, 2013, the PSC of Maryland issued an order granting an overall increase of $8.9 million, based on the capital structure recommended by the Staff of the PSC. The order approved a return on equity of 9.50% resulting in an overall rate of return of 7.70%. The order also clarified that Washington Gas was authorized to establish a regulatory asset and amortize the costs related to the change in tax treatment of Medicare Part D. Finally, the PSC denied Washington Gas’ appeal on recovery of the costs to initiate the outsourcing agreement with Accenture, LLP. As a result of this order, Washington Gas has established a Medicare Part D regulatory asset in the first quarter of fiscal year 2014 and has begun amortizing the balance. On December 20, 2013, Washington Gas filed a request for rehearing and an appeal with the Baltimore City Circuit Court appealing the PSC’s rulings on capital structure, return on equity, and recovery of the costs to initiate the outsourcing agreement. The case is pending action by the court on the appeal.

Maryland Strategic Infrastructure Development and Enhancement Plan. On November 7, 2013, pursuant to a new law in Maryland, Washington Gas filed an application with the PSC of MD for authority to implement a STRIDE Plan and to recover the reasonable and prudent costs associated with the infrastructure replacements through monthly surcharges to system charges. The surcharge may not exceed $2.00 per month for residential customers. Under the new law, “eligible infrastructure” means replacement or improvement of existing infrastructure of a gas company that (i) is made on or after June 1, 2013; (ii) is designed to improve public safety or infrastructure reliability; (iii) does not increase revenue of a gas company by connecting directly to new customers; (iv) reduces or has the potential to reduce greenhouse gas emissions through a reduction in leaks; and (v) is not included in the current rate base of the gas company. In the application, Washington Gas proposes to invest approximately $200 million in the initial five years of a 22-year overall plan. The STRIDE Plan will enable Washington Gas to expedite replacement of aging infrastructure in its distribution system in Maryland. The new law provides that the Commission must approve the cost-recovery schedule associated with the STRIDE Plan at the same time that it approves the Plan and has 180 days to issue a final decision on Washington Gas’ request. On March 21, 2014, the Chief Public Utility Law Judge issued a Proposed Order conditionally approving Washington Gas’ proposed STRIDE Plan effective March 1, 2014. The conditions for approval are that (i) Washington Gas file a list of proposed eligible infrastructure replacement projects to be undertaken during the 12 months March 2014 through March 2015 for approval by the Commission and each year thereafter for the next four years, and (ii) that Washington Gas agree to undergo an audit by an independent auditor each year to evaluate program performance and to ensure that expenditures under the STRIDE Plan are reasonable and prudent. Under the Proposed Order, Washington Gas would not have flexibility to substitute one eligible infrastructure replacement project for another if circumstances change after the annual project list has been approved by the Commission. On April 4, 2014, Washington Gas noted an appeal of the Proposed Order, challenging the start date for STRIDE Plan approved in the Proposed Order, as well as the denial of flexibility to substitute eligible infrastructure replacement projects on the project list after it has been approved by the Commission. Other parties also noted appeals of the Proposed Order, opposing the decision to conditionally approve the Company’s Plan. Reply Memorandum on Appeals were filed by Washington Gas and other parties on April 11, 2014.

On May 6, 2014, the PSC of MD issued an order approving Washington Gas’ proposed STRIDE Plan with a January 1, 2014 start date. Washington Gas has 30 days from the date of the order to accept the conditions of the order and file a list of STRIDE Plan projects to be undertaken in calendar year 2014. The PSC of MD authorized Washington Gas to substitute eligible infrastructure replacement projects contingent on review and approval by the PSC of MD. On May 7, 2014, Washington Gas filed a letter accepting all the conditions of the order and indicating that the list of projects will be filed as directed.

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

ITEM 4. CONTROLS AND PROCEDURES—WGL Holdings, Inc.

Senior management, including the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer of WGL, evaluated the effectiveness of WGL’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2014. Based on this evaluation process, the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that disclosure controls and procedures of WGL are effective. There have been no changes in the internal control over financial reporting of WGL during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of WGL.

ITEM 4. CONTROLS AND PROCEDURES—Washington Gas Light Company

Senior management, including the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer of Washington Gas, evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) of Washington Gas as of March 31, 2014. Based on this evaluation process, the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures of Washington Gas are effective. There have been no changes in the internal control over financial reporting of Washington Gas during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Washington Gas.

WGL Holdings, Inc.

Washington Gas Light Company

Part II—Other Information

ITEM 1. LEGAL PROCEEDINGS

The nature of our business ordinarily results in periodic regulatory proceedings before various state and federal authorities. For information regarding pending federal and state regulatory matters, see Note 13—Commitments and Contingencies, contained in Part I under the Notes to Consolidated Financial Statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6. EXHIBITS

Exhibits:

Schedule/ Exhibit	Description
(a)(3)	Exhibits

Exhibits Filed Herewith:

Confidential information has been redacted from certain exhibits and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

10.1	Limited Liability Company Agreement of Meade Pipeline Co. LLC entered into on February 14, 2014, by and between WGL Midstream, Inc., COG Holdings LLC, Vega Midstream MPC LLC, River Road Interests LLC, and VED NPI I, LLC (confidential treatment has been requested for portions of this exhibit).

10.2	Construction and Ownership Agreement entered into on February 14, 2014, by and between Transcontinental Gas Pipe Line Company, LLC and Meade Pipeline Co. LLC (confidential treatment has been requested for portions of this exhibit).

10.3	Lease Agreement between Transcontinental Gas Pipe Line Company, LLC and Meade Pipeline Co. LLC (confidential treatment has been requested for portions of this exhibit).

31.1	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vincent L. Ammann, Jr., the Senior Vice President and Chief Financial Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Vincent L. Ammann, Jr., the Senior Vice President and Chief Financial Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer, and Vincent L. Ammann, Jr., the Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document:

101.SCH	XBRL Schema Document:

101.CAL	XBRL Calculation Linkbase Document:

101.LAB	XBRL Labels Linkbase Document:

101.PRE	XBRL Presentation Linkbase Document:

101.DEF	XBRL Definition Linkbase Document. Exhibits Incorporated by Reference:

3	Articles of Incorporation & Bylaws:

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

WGL HOLDINGS, INC. and WASHINGTON GAS LIGHT COMPANY (Co-registrants)

Date: May 7, 2014	/s/ William R. Ford
William R. Ford
Vice President and Chief Accounting Officer (Principal Accounting Officer)