Form 10-Q
period 2014-06-30
WGL HOLDINGS INC; WASHINGTON GAS LIGHT CO
filed 2014-08-06
CIK 1103601, 104819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

WGL Holdings, Inc. common stock, no par value, outstanding as of July 31, 2014: 51,940,003 shares.

All of the outstanding shares of common stock ($1 par value) of Washington Gas Light Company were held by WGL Holdings, Inc. as of July 31, 2014.

WGL Holdings, Inc.

Washington Gas Light Company

For the Quarter Ended June 30, 2014

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

(ii)

WGL Holdings, Inc.

Washington Gas Light Company

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

(iii)

WGL Holdings, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

Part I—Financial Information

Item 1—Financial Statements

(In thousands)	June 30, 2014	September 30, 2013
ASSETS
Property, Plant and Equipment
At original cost	$4,342,880	$4,118,149
Accumulated depreciation and amortization	(1,273,607)	(1,210,686)
Net property, plant and equipment	3,069,273	2,907,463
Current Assets
Cash and cash equivalents	12,921	3,478
Receivables
Accounts receivable	308,062	229,544
Gas costs and other regulatory assets	5,530	10,825
Unbilled revenues	107,089	98,598
Allowance for doubtful accounts	(23,017)	(20,433)
Net receivables	397,664	318,534
Materials and supplies—principally at average cost	22,135	24,904
Storage gas	238,499	347,291
Deferred income taxes	21,101	24,522
Prepaid taxes	17,931	24,450
Other prepayments	37,825	29,922
Derivatives	21,613	35,315
Other	17,677	11,595
Total current assets	787,366	820,011
Deferred Charges and Other Assets
Regulatory assets
Gas costs	244,515	93,963
Pension and other post-retirement benefits	190,166	240,634
Other	65,495	66,010
Prepaid post-retirement benefits	73,153	—
Derivatives	1,368	26,306
Investments in direct financing leases, capital leases	17,346	23,390
Investments in unconsolidated affiliates	96,773	67,522
Other	15,229	14,761
Total deferred charges and other assets	704,045	532,586
Total Assets	$4,560,684	$4,260,060

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders’ equity	$1,286,064	$1,274,545
Washington Gas Light Company preferred stock	28,173	28,173
Long-term debt	599,226	524,067
Total capitalization	1,913,463	1,826,785
Current Liabilities
Current maturities of long-term debt	30,000	67,000
Notes payable	237,500	373,100
Accounts payable and other accrued liabilities	297,885	270,658
Wages payable	17,466	18,645
Accrued interest	11,243	3,399
Dividends declared	23,184	22,075
Customer deposits and advance payments	55,592	67,154
Gas costs and other regulatory liabilities	29,087	27,013
Accrued taxes	20,338	16,056
Derivatives	59,665	48,413
Other	26,125	36,564
Total current liabilities	808,085	950,077
Deferred Credits
Unamortized investment tax credits	92,948	46,378
Deferred income taxes	601,378	629,807
Accrued pensions and benefits	108,583	148,890
Asset retirement obligations	104,595	101,321
Regulatory liabilities
Accrued asset removal costs	316,490	321,266
Other post-retirement benefits	68,578	—
Other	24,452	13,459
Derivatives	431,170	141,334
Other	90,942	80,743
Total deferred credits	1,839,136	1,483,198
Commitments and Contingencies (Note 13)
Total Capitalization and Liabilities	$4,560,684	$4,260,060

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.

Condensed Consolidated Statements of Income (Unaudited)

Part I—Financial Information

Item 1—Financial Statements (continued)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands, except per share data)	2014	2013	2014	2013
OPERATING REVENUES
Utility	$194,901	$177,292	$1,283,697	$1,052,399
Non-utility	272,599	300,826	1,038,350	1,003,838
Total Operating Revenues	467,500	478,118	2,322,047	2,056,237
OPERATING EXPENSES
Utility cost of gas	64,448	56,549	710,436	443,720
Non-utility cost of energy-related sales	266,321	285,306	997,958	908,195
Operation and maintenance	89,964	92,120	277,805	263,883
Depreciation and amortization	27,622	24,392	81,516	77,240
General taxes and other assessments	28,634	28,862	126,376	122,110
Total Operating Expenses	476,989	487,229	2,194,091	1,815,148
OPERATING INCOME (LOSS)	(9,489)	(9,111)	127,956	241,089
Equity in earnings of unconsolidated affiliates	818	183	1,851	729
Other income (expense)—net	(304)	(59)	257	1,151
Interest expense	9,503	8,886	28,020	27,030
INCOME (LOSS) BEFORE INCOME TAXES	(18,478)	(17,873)	102,044	215,939
INCOME TAX EXPENSE (BENEFIT)	(6,868)	(8,188)	33,152	83,071
NET INCOME (LOSS)	$(11,610)	$(9,685)	$68,892	$132,868
Dividends on Washington Gas Light Company preferred stock	330	330	990	990
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$(11,940)	$(10,015)	$67,902	$131,878

AVERAGE COMMON SHARES OUTSTANDING
Basic	51,921	51,721	51,871	51,678
Diluted	51,921	51,721	51,885	51,785

EARNINGS (LOSS) PER AVERAGE COMMON SHARE
Basic	$(0.23)	$(0.19)	$1.31	$2.55
Diluted	$(0.23)	$(0.19)	$1.31	$2.55
DIVIDENDS DECLARED PER COMMON SHARE	$0.4400	$0.4200	$1.3000	$1.2400

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Part I—Financial Information

Item 1—Financial Statements (continued)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2014	2013	2014	2013
NET INCOME (LOSS)	$(11,610)	$(9,685)	$68,892	$132,868
OTHER COMPREHENSIVE INCOME, BEFORE INCOME TAXES:
Pension and other postretirement benefit plans
Change in prior service cost (credit)	6,204	(12)	6,135	(36)
Change in actuarial net loss	404	461	604	1,386
Change in transition obligation	—	161	—	232
Total pension and other postretirement benefit plans	$6,608	$610	$6,739	$1,582
INCOME TAX EXPENSE RELATED TO OTHER COMPREHENSIVE INCOME	2,622	243	2,674	635
OTHER COMPREHENSIVE INCOME	$3,986	$367	$4,065	$947
COMPREHENSIVE INCOME (LOSS)	$(7,624)	$(9,318)	$72,957	$133,815

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Part I—Financial Information

Item 1—Financial Statements (continued)

	Nine Months Ended June 30,
(In thousands)	2014	2013
OPERATING ACTIVITIES
Net income	$68,892	$132,868
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	81,516	77,240
Amortization of:
Other regulatory assets and liabilities—net	461	626
Debt related costs	843	645
Deferred income taxes—net	(37,009)	2,269
Accrued/deferred pension cost	27,056	25,315
Compensation expense related to equity awards	3,838	3,999
Provision for doubtful accounts	4,474	9,074
Impairment loss	2,760	—
Other non-cash charges—net	5,366	700
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and unbilled revenues—net	(88,899)	(36,907)
Gas costs and other regulatory assets/liabilities—net	7,369	20,020
Storage gas	108,792	(23,941)
Prepaid taxes	6,519	50,830
Other prepayments	(7,903)	1,697
Accounts payable and other accrued liabilities	38,124	40,024
Wages payable	(1,179)	(185)
Customer deposits and advance payments	(11,562)	(34,211)
Unamortized investment tax credits	34,360	14,121
Accrued taxes	4,282	23,025
Accrued interest	7,844	7,315
Other current assets	10,389	3,596
Other current liabilities	813	4,341
Deferred gas costs—net	(150,552)	(11,404)
Deferred assets—other	1,673	5,746
Deferred liabilities—other	9,944	(6,902)
Derivatives—deferred	314,774	76,052
Other—net	(27)	419
Net Cash Provided By Operating Activities	442,958	386,372
FINANCING ACTIVITIES
Common stock issued	—	126
Long-term debt issued	75,253	2,770
Long-term debt retired	(37,000)	(2,294)
Notes payable retired—net	(135,600)	(83,300)
Dividends on common stock and preferred stock	(67,367)	(60,115)
Other financing activities—net	—	1,616
Net Cash Used In Financing Activities	(164,714)	(141,197)
INVESTING ACTIVITIES
Capital expenditures (excluding AFUDC)	(241,450)	(222,187)
Investments in unconsolidated affiliates	(29,666)	(28,623)
Distributions from unconsolidated affiliates	2,315	3,198
Net Cash Used in Investing Activities	(268,801)	(247,612)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,443	(2,437)
Cash and Cash Equivalents at Beginning of Year	3,478	10,263
Cash and Cash Equivalents at End of Period	$12,921	$7,826

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid (refunded)—net	$14,240	$(11,024)
Interest paid	$19,620	$19,259
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Project debt financing activities—net	$253	$475
Capital expenditure accruals included in accounts payable and other accrued liabilities	$21,400	$20,656
Dividends paid in common stock	$3,967	$3,902

The accompanying notes are an integral part of these statements.

Washington Gas Light Company

Condensed Balance Sheets (Unaudited)

Part I—Financial Information

Item 1—Financial Statements (continued)

(In thousands)	June 30, 2014	September 30, 2013
ASSETS
Property, Plant and Equipment
At original cost	$4,063,206	$3,903,482
Accumulated depreciation and amortization	(1,235,861)	(1,178,600)
Net property, plant and equipment	2,827,345	2,724,882
Current Assets
Cash and cash equivalents	10,857	—
Receivables
Accounts receivable	184,488	91,405
Gas costs and other regulatory assets	5,530	10,825
Unbilled revenues	24,153	19,418
Allowance for doubtful accounts	(19,350)	(17,498)
Net receivables	194,821	104,150
Materials and supplies—principally at average cost	22,089	24,857
Storage gas	106,376	132,226
Deferred income taxes	24,335	27,000
Other prepayments	21,372	22,794
Receivables from associated companies	2,439	7,173
Derivatives	3,420	4,278
Total current assets	385,709	322,478
Deferred Charges and Other Assets
Regulatory assets
Gas costs	244,515	93,963
Pension and other post-retirement benefits	189,067	239,434
Other	65,448	65,984
Prepaid post-retirement benefits	73,124	—
Derivatives	514	16,051
Other	12,386	11,597
Total deferred charges and other assets	585,054	427,029
Total Assets	$3,798,108	$3,474,389
CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$1,058,001	$1,024,583
Preferred stock	28,173	28,173
Long-term debt	599,226	524,067
Total capitalization	1,685,400	1,576,823
Current Liabilities
Current maturities of long-term debt	30,000	67,000
Notes payable	—	124,500
Accounts payable and other accrued liabilities	148,641	132,814
Wages payable	15,924	17,057
Accrued interest	11,243	3,399
Dividends declared	20,457	19,359
Customer deposits and advance payments	55,592	67,154
Gas costs and other regulatory liabilities	29,087	27,013
Accrued taxes	81,413	25,380
Payables to associated companies	50,139	20,557
Derivatives	40,673	24,749
Other	3,921	9,047
Total current liabilities	487,090	538,029
Deferred Credits
Unamortized investment tax credits	6,697	7,354
Deferred income taxes	582,449	611,453
Accrued pensions and benefits	107,125	147,479
Asset retirement obligations	103,187	99,972
Regulatory liabilities
Accrued asset removal costs	316,490	321,266
Other post-retirement benefits	68,620	—
Other	24,452	13,459
Derivatives	364,980	106,144
Other	51,618	52,410
Total deferred credits	1,625,618	1,359,537
Commitments and Contingencies (Note 13)
Total Capitalization and Liabilities	$3,798,108	$3,474,389

The accompanying notes are an integral part of these statements.

Washington Gas Light Company

Condensed Statements of Income (Unaudited)

Part I—Financial Information

Item 1—Financial Statements (continued)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2014	2013	2014	2013
OPERATING REVENUES	$197,752	$180,882	$1,304,975	$1,072,649
OPERATING EXPENSES
Utility cost of gas	67,249	60,087	731,452	463,372
Operation and maintenance	75,286	72,164	223,798	215,498
Depreciation and amortization	25,500	23,225	75,942	74,366
General taxes and other assessments	25,391	25,774	116,190	113,386
Total Operating Expenses	193,426	181,250	1,147,382	866,622
OPERATING INCOME (LOSS)	4,326	(368)	157,593	206,027
Other income (expense)—net	(304)	(148)	(394)	426
Interest expense	9,422	8,820	27,694	26,772
INCOME (LOSS) BEFORE INCOME TAXES	(5,400)	(9,336)	129,505	179,681
INCOME TAX EXPENSE (BENEFIT)	(5,209)	(5,135)	41,383	67,900
NET INCOME (LOSS)	$(191)	$(4,201)	$88,122	$111,781
Dividends on Washington Gas preferred stock	330	330	990	990
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$(521)	$(4,531)	$87,132	$110,791

The accompanying notes are an integral part of these statements.

Washington Gas Light Company

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Part I—Financial Information

Item 1—Financial Statements (continued)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2014	2013	2014	2013
NET INCOME (LOSS)	$(191)	$(4,201)	$88,122	$111,781
OTHER COMPREHENSIVE INCOME, BEFORE INCOME TAXES:
Pension and other postretirement benefit plans
Change in prior service cost (credit)	6,204	(12)	6,135	(36)
Change in actuarial net loss	404	461	604	1,386
Change in transition obligation	—	161	—	232
Total pension and other postretirement benefit plans	$6,608	$610	$6,739	$1,582
INCOME TAX EXPENSE RELATED TO OTHER COMPREHENSIVE INCOME	2,622	243	2,674	635
OTHER COMPREHENSIVE INCOME	$3,986	$367	$4,065	$947
COMPREHENSIVE INCOME (LOSS)	$3,795	$(3,834)	$92,187	$112,728

The accompanying notes are an integral part of these statements.

Washington Gas Light Company

Condensed Statements of Cash Flows (Unaudited)

Part I—Financial Information

Item 1—Financial Statements (continued)

	Nine Months Ended June 30,
(In thousands)	2014	2013
OPERATING ACTIVITIES
Net income	$88,122	$111,781
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	75,942	74,366
Amortization of:
Other regulatory assets and liabilities—net	461	626
Debt related costs	843	645
Deferred income taxes—net	(36,003)	(375)
Accrued/deferred pension cost	26,740	25,118
Compensation expense related to equity awards	2,597	3,188
Provision for doubtful accounts	2,914	7,210
Impairment loss	2,760	—
Other non-cash charges—net	1,959	821
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable, unbilled revenues and receivables from associated companies—net	(94,146)	(45,763)
Gas costs and other regulatory assets/liabilities—net	7,369	20,020
Storage gas	25,850	7,188
Other prepayments	1,422	45,456
Accounts payable and other accrued liabilities, including payables to associated companies	47,973	3,836
Wages payable	(1,133)	(273)
Customer deposits and advance payments	(11,562)	(34,211)
Accrued taxes	56,033	33,512
Accrued interest	7,844	7,315
Other current assets	3,626	2,849
Other current liabilities	10,798	5,901
Deferred gas costs—net	(150,552)	(11,404)
Deferred assets—other	1,695	8,800
Deferred liabilities—other	(9,192)	(17,172)
Derivatives—deferred	274,373	63,044
Other—net	(226)	45
Net Cash Provided By Operating Activities	336,507	312,523
FINANCING ACTIVITIES
Long-term debt issued	75,253	2,770
Long-term debt retired	(37,000)	(2,294)
Notes payable retired—net	(124,500)	(92,300)
Dividends on common stock and preferred stock	(59,208)	(57,178)
Other financing activities—net	—	231
Net Cash Used In Financing Activities	(145,455)	(148,771)
INVESTING ACTIVITIES
Capital expenditures (excluding AFUDC)	(180,195)	(163,752)
Net Cash Used In Investing Activities	(180,195)	(163,752)
INCREASE IN CASH AND CASH EQUIVALENTS	10,857	—
Cash and Cash Equivalents at Beginning of Year	—	1
Cash and Cash Equivalents at End of Period	$10,857	$1

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid (refunded)—net	$11,536	$(14,735)
Interest paid	$19,294	$19,001
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Project debt financing activities—net	$253	$475
Capital expenditure accruals included in accounts payable and other accrued liabilities	$13,865	$14,558

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Storage Gas Valuations

For Washington Gas and WGEServices, storage gas inventory is stated at the lower-of-cost or market as determined using the first-in, first-out method. For WGL Midstream, storage gas inventory is stated at the lower-of-cost or market using the weighted average cost method. Interim inventory losses attributable to lower-of-cost or market adjustments may be reversed if the market value of the inventory is recovered by the end of the same fiscal year.

For the three months ended June 30, 2014, Washington Gas recorded a minimal decrease to net income due to a lower-of-cost or market adjustment. For the nine months ended June 30, 2014, Washington Gas recorded a $0.4 million decrease to net income due to a lower-of-cost or market adjustment. For the three and nine months ended June 30, 2013, Washington Gas did not record any lower-of-cost or market adjustments. For the three and nine months ended June 30, 2014 and 2013, WGEServices did not record any lower-of-cost or market adjustments. For the three and nine months ended June 30, 2014, WGL Midstream recorded a decrease to net income due to a lower-of-cost or market adjustment of $0.8 million. For the three and nine months ended June 30, 2013, WGL Midstream recorded a decrease to net income due to lower-of-cost or market adjustments of $6.7 million and $8.5 million, respectively.

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

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Revenue. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This new standard establishes a comprehensive revenue recognition model clarifying the method used to determine the timing and requirements for revenue recognition from contracts with customers. The disclosure requirements under the new standard will enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 will be effective for us on October 1, 2017. We are in the process of evaluating the impact the adoption of this standard will have on our financial statements.

Development Stage Entities. In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915). This standard amends the disclosure requirement of ASC Topic 915 by eliminating certain disclosure requirements relating to those entities. The update also removes certain guidance on evaluating whether a development stage entity has sufficient equity at risk as a criteria used in determining whether an entity is a variable interest entity. ASU 2014-10 will be effective for us on October 1, 2016. We do not expect the adoption of this standard to have a material effect on our financial statements.

NOTE 2. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

The tables below provide details for the amounts included in “Accounts payable and other accrued liabilities” on the balance sheets for both WGL and Washington Gas.

WGL Holdings, Inc.
(In millions)	June 30, 2014	September 30, 2013
Accounts payable—trade	$266.5	$216.3
Employee benefits and payroll accruals	20.0	23.4
Embedded derivatives and other accrued liabilities	11.4	30.9
Total	$297.9	$270.6

Washington Gas Light Company
(In millions)	June 30, 2014	September 30, 2013
Accounts payable—trade	$120.1	$99.7
Employee benefits and payroll accruals	18.6	21.4
Embedded derivatives and other accrued liabilities	9.9	11.7
Total	$148.6	$132.8

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3. SHORT-TERM DEBT

WGL and Washington Gas satisfy their short-term financing requirements through the sale of commercial paper or through bank borrowings. Due to the seasonal nature of the regulated utility and retail energy-marketing segments, short-term financing requirements can vary significantly during the year. Revolving credit agreements are maintained to support outstanding commercial paper and to permit short-term borrowing flexibility. WGL’s policy is to maintain bank credit facilities in amounts equal to or greater than the expected maximum commercial paper position. The following is a summary of committed credit available at June 30, 2014 and September 30, 2013.

Committed Credit Available (In millions)
As of June 30, 2014	WGL Holdings, Inc.(b)	Washington Gas	Total Consolidated
Committed credit agreements
Unsecured revolving credit facility, expires April 3, 2017(a)	$450.0	$350.0	$800.0
Less: Commercial Paper	(237.5)	—	(237.5)
Net committed credit available	$212.5	$350.0	$562.5

As of September 30, 2013	WGL Holdings, Inc.(b)	Washington Gas	Total Consolidated
Committed credit agreements
Unsecured revolving credit facility, expires April 3, 2017(a)	$450.0	$350.0	$800.0
Less: Commercial Paper	(248.6)	(124.5)	(373.1)
Net committed credit available	$201.4	$225.5	$426.9

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

(b)WGL Holdings, Inc. includes all subsidiaries other than Washington Gas Light Company.

At June 30, 2014 and September 30, 2013, WGL and its subsidiaries had outstanding notes payable in the form of commercial paper supported by revolving credit facilities of $237.5 million and $373.1 million, respectively, at a weighted average interest rate of 0.18% and 0.19%, respectively. At June 30, 2014, Washington Gas did not have any outstanding notes payable in the form of commercial paper. At September 30, 2013 Washington Gas had outstanding notes payable in the form of commercial paper supported by revolving credit facilities of $124.5 million at a weighted average interest rate of 0.13%. At June 30, 2014 and September 30, 2013, there were no outstanding bank loans from WGL’s or Washington Gas’ revolving credit facilities.

NOTE 4. LONG-TERM DEBT

UNSECURED NOTES

Washington Gas issues unsecured Medium-Term Notes (MTNs) and private placement notes with individual terms regarding interest rates, maturities and call or put options. These notes can have maturity dates of one or more years from the date of issuance.

At June 30, 2014 and September 30, 2013, Washington Gas had the capacity under a shelf registration to issue up to $375.0 million and $450.0 million, respectively, of additional MTNs. At June 30, 2014 and September 30, 2013, outstanding MTNs and private placement notes were $621.0 million and $583.0 million at a weighted average interest rate of 5.86% and 5.91%, respectively.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table shows MTN and private placement issuances and retirements for the nine months ended June 30, 2014.

MTN and Private Placement Issuances and Retirements

($ In millions)	Principal	Interest Rate		Nominal Maturity Date
Nine Months Ended June 30, 2014
Issuances:
12/5/2013	$75.0	5.00	% (a)	12/15/2043
Total	$75.0

Retirements:
11/7/2013	$37.0	4.88%		11/7/2013
Total	$37.0

(a)The estimated effective cost of the issued notes, including consideration of issuance fees and hedge costs, is 4.95%.

There were no MTN or private placement issuances or retirements for the year ended September 30, 2013.

NOTE 5. COMMON SHAREHOLDERS’ EQUITY

The tables below reflect the components of “Common shareholders’ equity” for WGL and “Common shareholder’s equity” for Washington Gas for the nine months ended June 30, 2014.

WGL Holdings, Inc.
Components of Common Shareholders’ Equity
(In thousands)	Common Stock Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total
Balance at September 30, 2013	$574,461	$10,710	$700,422	$(11,048)	$1,274,545
Net income	—	—	68,892	—	68,892
Other comprehensive income	—	—	—	4,065	4,065
Dividends reinvestment	4,649	—	—	—	4,649
Stock-based compensation	2,198	191	—	—	2,389
Dividends declared:
Common stock	—	—	(67,486)	—	(67,486)
Preferred stock	—	—	(990)	—	(990)
Balance at June 30, 2014	$581,308	$10,901	$700,838	$(6,983)	$1,286,064

Washington Gas Light Company
Components of Common Shareholder’s Equity
(In thousands)	Common Stock Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total
Balance at September 30, 2013	$46,479	$477,968	$511,184	$(11,048)	$1,024,583
Net income	—	—	88,122	—	88,122
Other comprehensive income	—	—	—	4,065	4,065
Stock-based compensation	—	1,537	—	—	1,537
Dividends declared:
Common stock	—	—	(59,316)	—	(59,316)
Preferred stock	—	—	(990)	—	(990)
Balance at June 30, 2014	$46,479	$479,505	$539,000	$(6,983)	$1,058,001

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Condensed Consolidated Financial Statements (Unaudited)

WGL had 51,940,003 and 51,774,204 shares issued of common stock at June 30, 2014 and September 30, 2013, respectively. Washington Gas had 46,479,536 shares issued of common stock at both June 30, 2014 and September 30, 2013.

NOTE 6. EARNINGS PER SHARE

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS assumes the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period unless the effect of such issuance would be anti-dilutive. The following table reflects the computation of our basic and diluted EPS for the three and nine months ended June 30, 2014 and 2013.

Basic and Diluted EPS

(In thousands, except per share data)	Net Income Applicable to Common Stock	Shares	Per Share Amount
Three Months Ended June 30, 2014
Basic EPS	$(11,940)	51,921	$(0.23)

Stock-based compensation plans	—	—
Diluted EPS	$(11,940)	51,921	$(0.23)

Three Months Ended June 30, 2013
Basic EPS	$(10,015)	51,721	$(0.19)

Stock-based compensation plans	—	—
Diluted EPS	$(10,015)	51,721	$(0.19)

Nine Months Ended June 30, 2014
Basic EPS	$67,902	51,871	$1.31

Stock-based compensation plans	—	14
Diluted EPS	$67,902	51,885	$1.31

Nine Months Ended June 30, 2013
Basic EPS	$131,878	51,678	$2.55

Stock-based compensation plans	—	107
Diluted EPS	$131,878	51,785	$2.55

We incurred a net loss for the three months ended June 30, 2014; therefore, all common shares issuable pursuant to stock-based compensation plans, which included weighted average stock option and dividend reinvestment shares of 5,000 shares and 2,000 shares, respectively, were not considered in the diluted loss per share calculations due to the anti-dilutive effect of such shares. For the three months ended June 30, 2013, there were anti-dilutive shares which included weighted average stock option, performance and dividend reinvestment shares of 6,000 shares, 109,000 shares and 2,000, respectively. There were no anti-dilutive shares for the nine months ended June 30, 2014 or 2013.

NOTE 7. INCOME TAXES

As of June 30, 2014 and September 30, 2013, our uncertain tax positions were approximately $26.2 million and $25.1 million, respectively, primarily due to the change in tax accounting for repairs. If the amounts of unrecognized tax benefits are eventually realized, it would not materially impact the effective tax rate. It is reasonably possible that the amount of the unrecognized tax benefit with respect to some of WGL’s and Washington Gas’ uncertain tax positions will significantly increase or decrease in the next 12 months, however at this time an estimate of the range of reasonably possible outcomes cannot be determined.

Under the provision of FIN 48 (now part of ASC Topic 740, Income Taxes), Washington Gas recognizes any accrued interest associated with uncertain tax positions in interest expense and recognizes any accrued penalties associated with uncertain tax positions in other expenses in the statements of income. During the three months ended June 30, 2014 and 2013, we accrued no expense for interest on uncertain tax positions. At both June 30, 2014 and September 30, 2013, we had a total accrual of $0.1 million of interest expense related to uncertain tax positions included in other deferred credits in the accompanying balance sheets.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Washington Gas charged the Maryland portion of the Medicare Part D (Med D) regulatory asset to tax expense during the fiscal year ended September 30, 2012 based on positions taken by the Maryland Public Service Commission (PSC of MD) in Washington Gas’ rate case during that fiscal year that did not permit recovery. Washington Gas received an order during the three months ended December 31, 2013 in its recent rate case from the PSC of MD that will allow recovery of the Med D Regulatory Asset. Therefore, the tax benefit has been recognized to reinstate the regulatory asset which results in a decrease in the effective rate for the fiscal year ended September 30, 2014. The Med D adjustment contributes towards an effective tax rate for WGL of 32.5% at June 30, 2014 and is expected to be approximately 32.5% for the entire fiscal year ended September 30, 2014. The Med D adjustment results in an effective tax rate for Washington Gas of 31.8% at June 30, 2014, and is expected to be approximately 31.0% for the entire fiscal year ended September 30, 2014.

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

All physically and financially settled contracts under our asset optimization program are reported on a net basis in the statements of income in “Utility cost of gas.” Total net margins recorded to “Utility cost of gas” after sharing and management fees associated with all asset optimization transactions for the three months ended June 30, 2014 was a gain of $1.9 million including an unrealized loss of $1.2 million. During the three months ended June 30, 2013 we recorded a loss of $2.1 million including an unrealized loss of $4.6 million. Total net margins recorded for the nine months ended June 30, 2014 was a loss of $78.3 million including an unrealized loss of $105.3 million. During the nine months ended June 30, 2013, we recorded a loss of $9.3 million including an unrealized loss of $19.3 million.

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

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Non-Utility Operations

WGEServices enters into certain derivative contracts as part of managing the price risk associated with the sale and purchase of natural gas and electricity. WGL Midstream enters into derivative contracts for the purpose of optimizing its storage and transportation capacity as well as managing the transportation and storage assets on behalf of third parties. As the storage and transportation capacities utilized by WGL Midstream are not considered to be derivative instruments, they are not recorded at fair value on our consolidated balance sheets. Washington Gas Resources has warrants to purchase stock from certain of its solar investments that are accounted for as derivative instruments. Derivative instruments are recorded at fair value on our consolidated balance sheets. WGEServices, WGL Midstream and Washington Gas Resources do not designate these derivatives as hedges under ASC Topic 815; therefore, changes in the fair value of these derivative instruments are reflected in the earnings of our non-utility operations and may cause significant period-to-period volatility in earnings.

Consolidated Operations

Reflected in the tables below is information for WGL as well as Washington Gas. The information for WGL includes derivative instruments for both utility and non-utility operations.

At June 30, 2014 and September 30, 2013, respectively, the absolute notional amounts of our derivatives are as follows:

Absolute Notional Amounts
of Open Positions on Derivative Instruments
As of June 30, 2014	Notional Amounts
Derivative transactions	WGL Holdings, Inc.	Washington Gas Light Company
Natural Gas (In millions of therms)
Asset optimization	15,074.1	11,095.4
Retail sales	52.9	—
Other risk-management activities	1,627.4	1,381.5
Electricity (In millions of kWhs)
Retail sales	3,941.5	—
Other risk-management activities	20,697.6	—
Warrants (In millions of shares)	4.6	—

Absolute Notional Amounts of Open Positions on Derivative Instruments
As of September 30, 2013	Notional Amounts
Derivative transactions	WGL Holdings, Inc.	Washington Gas Light Company
Natural Gas (In millions of therms)
Asset optimization	13,289.6	11,115.8
Retail sales	98.9	—
Other risk-management activities	1,803.6	1,455.7
Electricity (In millions of kWhs)
Retail sales	4,790.2	—
Other risk-management activities	17,647.9	—
Warrants (In millions of shares)	4.6	—
Interest Rate Swaps (In millions of dollars)(a)	75.0	75.0

(a) The fair value of our interest rate swaps was minimal at 9/30/13.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the balance sheet classification for all derivative instruments as of June 30, 2014 and September 30, 2013.

WGL Holdings, Inc.
Balance Sheet Classification of Derivative Instruments
(In millions)
As of June 30, 2014	Gross Derivative Assets	Gross Derivative Liabilities	Netting of Collateral	Total(a)
Current Assets—Derivatives	$47.0	$(11.6)	$(13.8)	$21.6
Deferred Charges and Other Assets—Derivatives	7.5	(4.7)	(1.4)	1.4
Accounts Payable and Other Accrued Liabilities	—	—	—	—
Current Liabilities—Derivatives	8.3	(68.1)	0.1	(59.7)
Deferred Credits—Derivatives	3.6	(437.8)	3.0	(431.2)
Total	$66.4	$(522.2)	$(12.1)	$(467.9)

As of September 30, 2013
Current Assets—Derivatives	$57.3	$(19.3)	$(2.7)	$35.3
Deferred Charges and Other Assets—Derivatives	57.4	(31.1)	—	26.3
Accounts Payable and Other Accrued Liabilities	1.5	—	—	1.5
Current Liabilities—Derivatives	4.1	(53.4)	0.9	(48.4)
Deferred Credits—Derivatives	—	(144.0)	2.7	(141.3)
Total	$120.3	$(247.8)	$0.9	$(126.6)

Washington Gas Light Company
Balance Sheet Classification of Derivative Instruments
(In millions)
As of June 30, 2014	Gross Derivative Assets	Gross Derivative Liabilities	Netting of Collateral	Total(a)
Current Assets—Derivatives	$11.4	$(8.0)	$—	$3.4
Deferred Charges and Other Assets—Derivatives	2.8	(2.3)	—	0.5
Current Liabilities—Derivatives	1.0	(41.7)	—	(40.7)
Deferred Credits—Derivatives	3.6	(368.6)	—	(365.0)
Total	$18.8	$(420.6)	$—	$(401.8)

As of September 30, 2013
Current Assets—Derivatives	$19.3	$(12.3)	$(2.7)	$4.3
Deferred Charges and Other Assets—Derivatives	47.2	(31.1)	—	16.1
Current Liabilities—Derivatives	1.5	(26.2)	—	(24.7)
Deferred Credits—Derivatives	—	(106.1)	—	(106.1)
Total	$68.0	$(175.7)	$(2.7)	$(110.4)

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

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents all gains and losses associated with derivative instruments for the three and nine months ended June 30, 2014 and 2013.

Gains and Losses on Derivative Instruments
(In millions)	WGL Holdings, Inc.		Washington Gas Light Company
Three Months Ended June 30,	2014	2013	2014	2013
Recorded to income
Operating revenues—non-utility	$(21.3)	$38.6	$—	$—
Utility cost of gas	(2.0)	(3.3)	(2.0)	(3.3)
Non-utility cost of energy-related sales	2.8	(33.2)	—	—
Other income-net	(0.6)	0.1	—	—
Recorded to regulatory assets
Gas costs	(12.5)	(22.7)	(12.5)	(22.7)
Total	$(33.6)	$(20.5)	$(14.5)	$(26.0)

Gains and Losses on Derivative Instruments
(In millions)	WGL Holdings, Inc.		Washington Gas Light Company
Nine Months Ended June 30,	2014	2013	2014	2013
Recorded to income
Operating revenues—non-utility	$(105.6)	$(0.1)	$—	$—
Utility cost of gas	(125.7)	(18.5)	(125.7)	(18.5)
Non-utility cost of energy-related sales	46.7	(6.8)	—	—
Other income-net	(0.5)	0.2	—	—
Recorded to regulatory assets
Gas costs	(224.5)	(49.6)	(224.5)	(49.6)
Other	1.2	—	1.2	—
Total	$(408.4)	$(74.8)	$(349.0)	$(68.1)

Collateral

WGL utilizes standardized master netting agreements, which facilitate the netting of cash flows into a single net exposure for a given counterparty. As part of these master netting agreements, cash, letters of credit, and parental guarantees may be required to be posted to or obtained from counterparties in order to mitigate credit risk related to both derivatives and non-derivative positions. Under WGL’s offsetting policy, collateral balances are offset against the related counterparties’ derivative positions to the extent the application would not result in the over-collateralization of those derivative positions on the balance sheet. At June 30, 2014, Washington Gas, WGEServices and WGL Midstream posted $11.6 million, $3.3 million and $14.3 million, respectively, of collateral deposits with counterparties that were not offset against open and settled derivative contracts. At September 30, 2013, Washington Gas, WGEServices and WGL Midstream posted $3.0 million, $12.1 million and $8.1 million, respectively, of collateral deposits with counterparties that were not offset against open and settled derivative contracts. In addition, at June 30, 2014 and September 30, 2013, Washington Gas held $3.2 million and $4.6 million, respectively of cash collateral representing an obligation to counterparties that was not offset against open and settled derivative contracts. Any collateral posted that is not offset against open and settled derivative contracts is included in “Other prepayments” in the accompanying balance sheet. Collateral received and not offset against open and settled derivative contracts is included in “Customer deposits and advance payments” in the accompanying balance sheet.

Certain derivative instruments of Washington Gas, WGEServices and WGL Midstream contain contract provisions that require collateral to be posted if the credit rating of Washington Gas or WGL falls below certain levels or if counterparty exposure to WGEServices or WGL Midstream exceeds a certain level. Due to counterparty exposure levels, at June 30, 2014, WGEServices posted $3.2 million of collateral related to its derivative liabilities that contained credit-related contingent features. At September 30, 2013, WGEServices posted $3.6 million of collateral related to these aforementioned derivative liabilities. Washington Gas and WGL Midstream were not required to post any collateral related to its derivative liabilities that contained credit-related contingent features at June 30, 2014 or September 30, 2013. The following table shows the aggregate fair value of all derivative instruments with credit-related contingent features that are in a liability position, as well as the maximum amount of collateral that would be required if the most intrusive credit-risk-related contingent features underlying these agreements were triggered on June 30, 2014 and September 30, 2013, respectively.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Potential Collateral Requirements for Derivative Liabilities with Credit-Risk-Contingent Features
(In millions)	WGL Holdings, Inc.	Washington Gas Light Company
June 30, 2014
Derivative liabilities with credit-risk-contingent features	$28.5	$15.4
Maximum potential collateral requirements	13.2	8.0
September 30, 2013
Derivative liabilities with credit-risk-contingent features	$77.0	$44.7
Maximum potential collateral requirements	33.6	1.7

Washington Gas, WGEServices and WGL Midstream do not enter into derivative contracts for speculative purposes.

Concentration of Credit Risk

We are exposed to credit risk from derivative instruments with wholesale counterparties, which is represented by the fair value of these instruments at the reporting date. We actively monitor and work to minimize counterparty concentration risk through various practices. At June 30, 2014, four counterparties represented over 10% of Washington Gas’ credit exposure to wholesale derivative counterparties for a total credit risk of $14.6 million; one counterparty represented over 10% of WGEServices’ credit exposure to wholesale counterparties for a total credit risk of $33.0 million; and four counterparties represented over 10% of WGL Midstream’s credit exposure to wholesale counterparties for a total credit risk of $4.7 million.

WEATHER-RELATED INSTRUMENTS

Washington Gas did not use any weather-related instruments during the three and nine months ended June 30, 2014. During the three and nine months ended June 30, 2013, Washington Gas used Heating Degree Day (HDD) weather-related instruments to manage its financial exposure to variations from normal weather in the District of Columbia. Under these contracts, Washington Gas purchased protection against net revenue shortfalls due to warmer-than-normal weather and sold to its counterparty the right to receive the benefit when weather is colder than normal. Washington Gas elected to value all weather-related instruments at fair value.

Gains and losses associated with Washington Gas’ weather-related instruments are recorded to “Operation and maintenance” expense. During the three months ended June 30, 2013, Washington Gas recorded a pre-tax net gain of $ 0.2 million related to weather instruments. During the nine months ended June 30, 2013, Washington Gas recorded a pre-tax net gain of $1.1 million related to weather instruments.

WGEServices utilizes weather-related instruments for managing the financial effects of weather risks. These instruments cover a portion of WGEServices’ estimated revenue or energy-related cost exposure to variations in heating or cooling degree days. These contracts provide for payment to WGEServices of a fixed-dollar amount for every degree day over or under specific levels during the calculation period depending upon the type of contract executed. For the three months ended June 30, 2014 and June 30, 2013, WGEServices recorded pre-tax losses of $0.9 million and $0.5 million, respectively, related to these contracts. For the nine months ended June 30, 2014 and June 30, 2013, WGEServices recorded a pre-tax gain of $4.5 million and a pre-tax loss of $1.4 million, respectively, related to these contracts.

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

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Level 2. Level 2 of the fair value hierarchy consists of assets or liabilities that are valued using directly or indirectly observable inputs either corroborated with market data or based on exchange traded market data. Level 2 includes fair values based on industry-standard valuation techniques that consider various assumptions: (i) quoted forward prices, including the use of mid-market pricing within a bid/ask spread; (ii) discount rates; (iii) implied volatility and (iv) other economic factors. Substantially all of these assumptions are observable throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the relevant market. At June 30, 2014 and September 30, 2013, Level 2 financial assets and liabilities included energy-related derivatives such as financial contracts, options and physical forward contracts for deliveries at active market locations.

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

At June 30, 2014 and September 30, 2013, Level 3 derivative assets and liabilities included: (i) physical contracts valued at illiquid market locations with no observable market data; (ii) long-dated positions where observable pricing is not available over the life of the contract; (iii) contracts valued using historical spot price volatility assumptions; (iv) valuations using indicative broker quotes for inactive market locations and (v) non-publicly traded stock warrants.

The following tables set forth financial instruments recorded at fair value as of June 30, 2014 and September 30, 2013, respectively. A financial instrument’s classification within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Condensed Consolidated Financial Statements (Unaudited)

WGL Holdings, Inc.
Fair Value Measurements Under the Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Total
At June 30, 2014
Assets
Natural gas related derivatives	$—	$32.7	$4.2	$36.9
Electricity related derivatives	—	0.8	28.1	28.9
Warrants	—	—	0.6	0.6
Total Assets	$—	$33.5	$32.9	$66.4

Liabilities
Natural gas related derivatives	$—	$(27.5)	$(464.8)	$(492.3)
Electricity related derivatives	—	(0.1)	(29.8)	(29.9)
Total Liabilities	$—	$(27.6)	$(494.6)	$(522.2)

At September 30, 2013
Assets
Natural gas related derivatives	$—	$72.3	$21.5	$93.8
Electricity related derivatives	—	—	25.4	25.4
Warrants	—	—	1.1	1.1
Total Assets	$—	$72.3	$48.0	$120.3

Liabilities
Natural gas related derivatives	$—	$(41.1)	$(176.7)	$(217.8)
Electricity related derivatives	—	(7.0)	(23.0)	(30.0)
Total Liabilities	$—	$(48.1)	$(199.7)	$(247.8)

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Washington Gas Light Company Fair Value Measurements Under the Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Total
At June 30, 2014
Assets
Natural gas related derivatives	$—	$15.2	$3.6	$18.8
Total Assets	$—	$15.2	$3.6	$18.8

Liabilities
Natural gas related derivatives	$—	$(20.1)	$(400.5)	$(420.6)
Total Liabilities	$—	$(20.1)	$(400.5)	$(420.6)

At September 30, 2013
Assets
Natural gas related derivatives	$—	$51.0	$17.0	$68.0
Total Assets	$—	$51.0	$17.0	$68.0

Liabilities
Natural gas related derivatives	$—	$(25.1)	$(150.6)	$(175.7)
Total Liabilities	$—	$(25.1)	$(150.6)	$(175.7)

The following table includes quantitative information about the significant unobservable inputs used in the fair value measurement of our Level 3 financial instruments and the respective fair values of the net derivative asset and liability positions, by contract type, as of June 30, 2014 and September 30, 2013.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Quantitative Information about Level 3 Fair Value Measurements
	Net Fair Value June 30, 2014	Valuation Techniques	Unobservable Inputs	Range

WGL Holdings, Inc.	(In millions)
Natural gas related derivatives	($460.6)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($2.895) - $5.795
		Option Model	Natural Gas Basis Price (per dekatherm)	($1.090) - $5.260
			Annualized Volatility of Spot Market Natural Gas	34.6% - 589.6%
Electricity related derivatives	($1.7)	Discounted Cash Flow	Electricity Congestion Price (per megawatt hour)	($2.587) - $87.850
		Internal Model	Electricity Congestion Price (per megawatt hour)	$35.114 - $94.090
		Option Model	Electricity Congestion Price (per megawatt hour)	$75.150 - $84.790
			Annualized Volatility of Electricity Prices	87.3% - 134.8%

Washington Gas Light Company
Natural gas related derivatives	($396.9)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($2.895) - $5.795

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The following tables are a summary of the changes in the fair value of our derivative instruments that are measured at net fair value on a recurring basis in accordance with ASC Topic 820 using significant Level 3 inputs during the three and nine months ended June 30, 2014 and 2013, respectively.

WGL Holdings, Inc.

Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Three Months Ended June 30, 2014
Balance at April 1, 2014	$(432.3)	$(2.2)	$—	$1.2	$(433.3)
Realized and unrealized gains (losses)
Recorded to income	(19.0)	(2.3)	—	(0.6)	(21.9)
Recorded to regulatory assets—gas costs	(15.9)	—	—	—	(15.9)
Transfers out of Level 3	1.7	—	—	—	1.7
Purchases	—	2.3	—	—	2.3
Settlements	4.9	0.5	—	—	5.4
Balance at June 30, 2014	$(460.6)	$(1.7)	$—	$0.6	$(461.7)

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Condensed Consolidated Financial Statements (Unaudited)

WGL Holdings, Inc. Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Three Months Ended June 30, 2013
Balance at April 1, 2013	$4.6	$4.0	$0.7	$1.0	$10.3
Realized and unrealized gains (losses)
Recorded to income	(17.0)	(5.0)	—	0.1	(21.9)
Recorded to regulatory assets—gas costs	(28.2)	—	—	—	(28.2)
Transfers out of Level 3	(0.5)	—	(0.7)	—	(1.2)
Purchases	—	2.9	—	—	2.9
Settlements	1.7	2.7	—	—	4.4
Balance at June 30, 2013	$(39.4)	$4.6	$—	$1.1	$(33.7)

WGL Holdings, Inc. Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Nine Months Ended June 30, 2014
Balance at October 1, 2013	$(155.2)	$2.4	$—	$1.1	$(151.7)
Realized and unrealized gains (losses)
Recorded to income	(151.6)	1.0	—	(0.5)	(151.1)
Recorded to regulatory assets—gas costs	(198.7)	—	—	—	(198.7)
Transfers out of Level 3	1.7	—	—	—	1.7
Purchases	—	3.7	—	—	3.7
Settlements	43.2	(8.8)	—	—	34.4
Balance at June 30, 2014	$(460.6)	$(1.7)	$—	$0.6	$(461.7)

WGL Holdings, Inc. Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Nine Months Ended June 30, 2013
Balance at October 1, 2012	$39.6	$2.8	$(0.5)	$0.9	$42.8
Realized and unrealized gains (losses)
Recorded to income	(31.9)	(19.1)	1.2	0.2	(49.6)
Recorded to regulatory assets—gas costs	(50.8)	—	—	—	(50.8)
Transfers out of Level 3	(3.5)	—	(0.7)	—	(4.2)
Purchases	—	5.4	—	—	5.4
Settlements	7.2	15.5	—	—	22.7
Balance at June 30, 2013	$(39.4)	$4.6	$—	$1.1	$(33.7)

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Washington Gas Light Company Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Three Months Ended June 30, 2014
Balance at April 1, 2014	$(382.6)	$—	$—	$—	$(382.6)
Realized and unrealized gains (losses)
Recorded to income	(4.5)	—	—	—	(4.5)
Recorded to regulatory assets—gas costs	(15.9)	—	—	—	(15.9)
Transfers out of Level 3	1.7	—	—	—	1.7
Settlements	4.4	—	—	—	4.4
Balance at June 30, 2014	$(396.9)	$—	$—	$—	$(396.9)

Washington Gas Light Company Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Three Months Ended June 30, 2013
Balance at April 1, 2013	$1.4	$—	$0.7	$—	$2.1
Realized and unrealized gains (losses)
Recorded to income	(6.5)	—	—	—	(6.5)
Recorded to regulatory assets—gas costs	(28.2)	—	—	—	(28.2)
Transfers out of Level 3	(0.5)	—	(0.7)	—	(1.2)
Settlements	1.2	—	—	—	1.2
Balance at June 30, 2013	$(32.6)	$—	$—	$—	$(32.6)

Washington Gas Light Company Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Nine Months Ended June 30, 2014
Balance at October 1, 2013	$(133.6)	$—	$—	$—	$(133.6)
Realized and unrealized gains (losses)
Recorded to income	(109.7)	—	—	—	(109.7)
Recorded to regulatory assets—gas costs	(198.7)	—	—	—	(198.7)
Transfers out of Level 3	1.7	—	—	—	1.7
Settlements	43.4	—	—	—	43.4
Balance at June 30, 2014	$(396.9)	$—	$—	$—	$(396.9)

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Washington Gas Light Company Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Nine Months Ended June 30, 2013
Balance at October 1, 2012	$35.6	$—	$(0.5)	$—	$35.1
Realized and unrealized gains (losses)
Recorded to income	(19.3)	—	1.2	—	(18.1)
Recorded to regulatory assets—gas costs	(50.8)	—	—	—	(50.8)
Transfers out of Level 3	(3.5)	—	(0.7)	—	(4.2)
Settlements	5.4	—	—	—	5.4
Balance at June 30, 2013	$(32.6)	$—	$—	$—	$(32.6)

Transfers between different levels of the fair value hierarchy may occur based on the level of observable inputs used to value the instruments from period to period. It is our policy to show both transfers into and out of the different levels of the fair value hierarchy at the fair value as of the beginning of the reporting period. During the three and nine months ended June 30, 2014 there was a $1.7 million transfer out of Level 3 for WGL and Washington Gas. During the three and nine months ended June 30, 2013 there was a $1.2 million and $4.2 million transfer out of Level 3 for WGL and Washington Gas, respectively. These transfers reflected an increase in the observable market inputs used to value those instruments.

The table below sets forth the line items on the statements of income to which amounts are recorded for the three and nine months ended June 30, 2014 and 2013, respectively, related to fair value measurements using significant Level 3 inputs.

WGL Holdings, Inc. Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
Three Months Ended June 30, 2014
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Operating revenues—non-utility	$(14.3)	$(5.6)	$—	$—	$(19.9)
Utility cost of gas	(4.5)	—	—	—	(4.5)
Other income-net	—	—	—	(0.6)	(0.6)
Non-utility cost of energy-related sales	(0.2)	3.3	—	—	3.1
Total	$(19.0)	$(2.3)	$—	$(0.6)	$(21.9)

WGL Holdings, Inc. Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
Three Months Ended June 30, 2013
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Operating revenues—non-utility	$(9.2)	$10.7	$—	$—	$1.5
Utility cost of gas	(6.5)	—	—	—	(6.5)
Other income-net	—	—	—	0.1	0.1
Non-utility cost of energy-related sales	(1.3)	(15.7)	—	—	(17.0)
Total	$(17.0)	$(5.0)	$—	$0.1	$(21.9)

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Condensed Consolidated Financial Statements (Unaudited)

WGL Holdings, Inc. Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
Nine Months Ended June 30, 2014
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Operating revenues—non-utility	$(40.6)	$(30.1)	$—	$—	$(70.7)
Utility cost of gas	(109.7)	—	—	—	(109.7)
Other income-net	—	—	—	(0.5)	(0.5)
Non-utility cost of energy-related sales	(1.3)	31.1	—	—	29.8
Total	$(151.6)	$1.0	$—	$(0.5)	$(151.1)

WGL Holdings, Inc. Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
Nine Months Ended June 30, 2013
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Operating revenues—non-utility	$(12.9)	$(8.0)	$—	$—	$(20.9)
Utility cost of gas	(19.3)	—	—	—	(19.3)
Other income-net	—	—	—	0.2	0.2
Non-utility cost of energy-related sales	0.3	(11.1)	—	—	(10.8)
Operation and maintenance expense	—	—	1.2	—	1.2
Total	$(31.9)	$(19.1)	$1.2	$0.2	$(49.6)

Washington Gas Light Company Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
Three Months Ended June 30, 2014
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Utility cost of gas	$(4.5)	$—	$—	$—	$(4.5)
Total	$(4.5)	$—	$—	$—	$(4.5)

Washington Gas Light Company Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
Three Months Ended June 30, 2013
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Utility cost of gas	$(6.5)	$—	$—	$—	$(6.5)
Total	$(6.5)	$—	$—	$—	$(6.5)

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Washington Gas Light Company Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
Nine Months Ended June 30, 2014
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Utility cost of gas	$(109.7)	$—	$—	$—	$(109.7)
Total	$(109.7)	$—	$—	$—	$(109.7)

Washington Gas Light Company Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
Nine Months Ended June 30, 2013
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Utility cost of gas	$(19.3)	$—	$—	$—	$(19.3)
Operation and maintenance expense	—	—	1.2	—	1.2
Total	$(19.3)	$—	$1.2	$—	$(18.1)

Unrealized gains (losses) attributable to derivative assets and liabilities measured using significant Level 3 inputs were recorded as follows, for the three and nine months ended June 30, 2014 and 2013, respectively.

WGL Holdings, Inc. Unrealized Gains (Losses) Recorded for Level 3 Measurements
Three Months Ended June 30, 2014
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Recorded to income
Operating revenues—non-utility	$(13.9)	$(5.8)	$—	$—	$(19.7)
Utility cost of gas	(6.0)	—	—	—	(6.0)
Non-utility cost of energy-related sales	(0.1)	5.3	—	—	5.2
Other income—net	—	—	—	(0.6)	(0.6)
Recorded to regulatory assets—gas costs	(17.6)	—	—	—	(17.6)
Total	$(37.6)	$(0.5)	$—	$(0.6)	$(38.7)

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Condensed Consolidated Financial Statements (Unaudited)

WGL Holdings, Inc. Unrealized Gains (Losses) Recorded for Level 3 Measurements
Three Months Ended June 30, 2013
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Recorded to income
Operating revenues—non-utility	$(8.9)	$13.5	$—	$—	$4.6
Utility cost of gas	(6.6)	—	—	—	(6.6)
Non-utility cost of energy-related sales	(1.3)	13.2	—	—	11.9
Other income-net	—	—	—	0.1	0.1
Recorded to regulatory assets—gas costs	(28.2)	—	—	—	(28.2)
Total	$(45.0)	$26.7	$—	$0.1	$(18.2)

WGL Holdings, Inc. Unrealized Gains (Losses) Recorded for Level 3 Measurements
Nine Months Ended June 30, 2014
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Recorded to income
Operating revenues—non-utility	$(44.6)	$(39.3)	$—	$—	$(83.9)
Utility cost of gas	(100.4)	—	—	—	(100.4)
Non-utility cost of energy-related sales	3.3	35.8	—	—	39.1
Other income-net	—	—	—	(0.5)	(0.5)
Recorded to regulatory assets—gas costs	(190.7)	—	—	—	(190.7)
Total	$(332.4)	$(3.5)	$—	$(0.5)	$(336.4)

WGL Holdings, Inc. Unrealized Gains (Losses) Recorded for Level 3 Measurements
Nine Months Ended June 30, 2013
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Recorded to income
Operating revenues—non-utility	$(10.7)	$3.1	$—	$—	$(7.6)
Utility cost of gas	(18.8)	—	—	—	(18.8)
Non-utility cost of energy-related sales	0.3	16.2	—	—	16.5
Other income-net	—	—	—	0.2	0.2
Recorded to regulatory assets—gas costs	(49.2)	—	—	—	(49.2)
Total	$(78.4)	$19.3	$—	$0.2	$(58.9)

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Washington Gas Light Company Unrealized Gains (Losses) Recorded for Level 3 Measurements
Three Months Ended June 30, 2014
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Recorded to income
Utility cost of gas	$(6.0)	$—	$—	$—	$(6.0)
Recorded to regulatory assets—gas costs	(17.6)	—	—	—	(17.6)
Total	$(23.6)	$—	$—	$—	$(23.6)

Washington Gas Light Company Unrealized Gains (Losses) Recorded for Level 3 Measurements
Three Months Ended June 30, 2013
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Recorded to income
Utility cost of gas	$(6.6)	$—	$—	$—	$(6.6)
Recorded to regulatory assets—gas costs	(28.2)	—	—	—	(28.2)
Total	$(34.8)	$—	$—	$—	$(34.8)

Washington Gas Light Company Unrealized Gains (Losses) Recorded for Level 3 Measurements
Nine Months Ended June 30, 2014
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Recorded to income
Utility cost of gas	$(100.4)	$—	$—	$—	$(100.4)
Recorded to regulatory assets—gas costs	(190.7)	—	—	—	(190.7)
Total	$(291.1)	$—	$—	$—	$(291.1)

Washington Gas Light Company Unrealized Gains (Losses) Recorded for Level 3 Measurements
Nine Months Ended June 30, 2013
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Recorded to income
Utility cost of gas	$(18.8)	$—	$—	$—	$(18.8)
Recorded to regulatory assets—gas costs	(49.2)	—	—	—	(49.2)
Total	$(68.0)	$—	$—	$—	$(68.0)

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the carrying amounts and estimated fair values of our financial instruments at June 30, 2014 and September 30, 2013.

WGL Holdings, Inc. Fair Value of Financial Instruments
	June 30, 2014		September 30, 2013
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Money market funds(a)	$19.3	$19.3	$6.5	$6.5
Other short-term investments(a)	$—	$—	$0.1	$0.1
Commercial paper (b)	$237.5	$237.5	$373.1	$373.1
Long-term debt(c)	$599.2	$732.4	$524.1	$630.2

Washington Gas Light Company Fair Value of Financial Instruments
	June 30, 2014		September 30, 2013
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Money market funds(a)	$17.2	$17.2	$3.1	$3.1
Other short-term investments(a)	$—	$—	$0.1	$0.1
Commercial paper (b)	$—	$—	$124.5	$124.5
Long-term debt(c)	$599.2	$732.4	$524.1	$630.2

(a) Balance is located in cash and cash equivalents in the accompanying balance sheets. These amounts may be offset by outstanding checks.
(b) Balance is located in notes payable in the accompanying balance sheets.
(c) Excludes current maturities and unamortized discounts.

Our money market funds are Level 1 valuations and their carrying amount approximates fair value. Other short-term investments are primarily overnight investment accounts; therefore, their carrying amount approximates fair value based on Level 2 inputs. The maturity of our commercial paper outstanding at both June 30, 2014 and September 30, 2013 is under 30 days. Due to the short term nature of these notes, the carrying cost of our commercial paper approximates fair value using Level 2 inputs. Washington Gas’ long-term debt is not actively traded. The fair value of long-term debt was estimated based on the quoted market prices of the U.S. Treasury issues having a similar term to maturity, adjusted for Washington Gas’ credit quality. Our long-term debt fair value measurement is classified as Level 3.

Non Recurring Basis

During the nine months ended June 30, 2014, Washington Gas impaired its previous operations facility by reducing the carrying amount of $22.3 million down to its fair value of $21.5 million, resulting in an impairment charge of $0.8 million based on the progress made towards selling the facility. During the fiscal year ended September 30, 2013, Washington Gas impaired this facility by reducing the carrying amount of $24.9 million down to its fair value of $22.3 million, resulting in an impairment charge of $2.6 million. The fair value of this facility is a Level 3 measurement. At September 30, 2013, the facility was valued using the discounted cash value model that incorporated the anticipated sale proceeds indicated through a comparable analysis, incorporating expected market trends, and the estimated costs to carry the asset until a sale is completed. The current fiscal year valuation is based on the progress in the efforts to sell the property.

On July 7, 2014, the SCC of VA disallowed full recovery of certain costs related to a proposed Chillum liquefied natural gas facility. As a result, Washington Gas recorded an impairment charge of $1.9 million.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present operating segment information for the three and nine months ended June 30, 2014 and 2013.

Operating Segment Financial Information

		Non-Utility Operations
(In thousands)	Regulated Utility	Retail Energy-Marketing	Commercial Energy Systems	Midstream Energy Services	Other Activities	Eliminations(b)	Consolidated
Three Months Ended June 30, 2014
Operating revenues (a)	$197,752	$275,339	$14,260	$(15,869)	$—	$(3,982)	$467,500
Operating expenses:
Cost of energy-related sales	67,249	260,536	6,527	—	—	(3,543)	330,769
Operation	59,416	10,369	2,297	909	1,941	13	74,945
Maintenance	15,018	1	—	—	—	—	15,019
Depreciation and amortization	25,840	204	1,611	31	—	(64)	27,622
General taxes and other assessments:
Revenue taxes	13,069	1,920	1	—	—	—	14,990
Other	12,398	1,074	71	81	19	1	13,644
Total operating expenses	$192,990	$274,104	$10,507	$1,021	$1,960	$(3,593)	$476,989
Operating income (loss)	4,762	1,235	3,753	(16,890)	(1,960)	(389)	(9,489)
Equity in earnings of unconsolidated affiliates	—	—	733	85	—	—	818
Other income (expense)—net	(306)	53	422	(35)	(438)	—	(304)
Interest expense	9,422	—	—	—	81	—	9,503
Dividends on Washington Gas preferred stock	330	—	—	—	—	—	330
Income tax expense (benefit)	(5,019)	1,263	1,205	(6,332)	2,172	(157)	(6,868)
Net income (loss) applicable to common stock	$(277)	$25	$3,703	$(10,508)	$(4,651)	$(232)	$(11,940)
Total assets at June 30, 2014	$3,809,747	$387,990	$459,509	$181,880	$224,220	$(502,662)	$4,560,684
Capital expenditures	$76,073	$5	$18,171	$—	$—	$—	$94,249
Equity method investments at June 30, 2014	$—	$—	$68,309	$22,426	$413	$—	$91,148

Three Months Ended June 30, 2013
Operating revenues (a)	$180,882	$291,537	$7,247	$4,133	$—	$(5,681)	$478,118
Operating expenses:
Cost of energy-related sales	60,087	282,316	5,081	—	—	(5,629)	341,855
Operation	57,820	13,578	1,463	2,390	3,283	14	78,548
Maintenance	13,572	—	—	—	—	—	13,572
Depreciation and amortization	23,543	191	693	31	—	(66)	24,392
General taxes and other assessments:
Revenue taxes	13,178	1,624	2	—	—	—	14,804
Other	12,693	1,176	87	95	7	—	14,058
Total operating expenses	$180,893	$298,885	$7,326	$2,516	$3,290	$(5,681)	$487,229
Operating income (loss)	(11)	(7,348)	(79)	1,617	(3,290)	—	(9,111)
Equity in earnings of unconsolidated affiliates	—	—	183	—	—	—	183
Other income (expenses)—net	(149)	90	(42)	1	212	(171)	(59)
Interest expense	8,820	—	61	101	75	(171)	8,886
Dividends on Washington Gas preferred stock	330	—	—	—	—	—	330
Income tax expense (benefit)	(5,005)	(3,042)	(252)	432	(321)	—	(8,188)
Net income (loss) applicable to common stock	$(4,305)	$(4,216)	$253	$1,085	$(2,832)	$—	$(10,015)

Total assets at June 30, 2013	$3,509,166	$407,917	$236,478	$224,772	$198,798	$(388,415)	$4,188,716

Capital expenditures	$48,891	$79	$29,478	$—	$—	$—	$78,448
Equity method investments at June 30, 2013	$—	$—	$44,623	$4,794	$—	$—	$49,417

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

(b) Intersegment eliminations net income represents a timing difference between Commercial Energy Systems’ recognition of revenue for the sale of Solar Renewable Energy Credits (SRECs) to Retail Energy-Marketing and Retail Energy-Marketing’s recognition of the associated expense. Retail Energy-Marketing has recorded a portion of the SREC’s purchased as inventory to be used in future periods at which time they will be expensed.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Operating Segment Financial Information

		Non-Utility Operations
(In thousands)	Regulated Utility	Retail Energy-Marketing	Commercial Energy Systems	Midstream Energy Services	Other Activities	Eliminations(b)	Consolidated
Nine Months Ended June 30, 2014
Operating revenues (a)	$1,304,975	$1,035,711	$27,013	$(21,938)	$—	$(23,714)	$2,322,047
Operating expenses:
Cost of energy-related sales	731,452	987,391	13,613	—	—	(24,062)	1,708,394
Operation	178,257	33,276	5,391	7,484	10,275	72	234,755
Maintenance	43,050	—	—	—	—	—	43,050
Depreciation and amortization	76,945	558	4,255	93	—	(335)	81,516
General taxes and other assessments:
Revenue taxes	74,093	6,190	3	—	—	—	80,286
Other	42,341	3,244	186	250	68	1	46,090
Total Operating Expenses	$1,146,138	$1,030,659	$23,448	$7,827	$10,343	$(24,324)	$2,194,091
Operating income (loss)	158,837	5,052	3,565	(29,765)	(10,343)	610	127,956
Equity in earnings of unconsolidated affiliates	—	—	1,496	355	—	—	1,851
Other income (expense)—net	(393)	135	594	(174)	95	—	257
Interest expense	27,694	7	—	—	319	—	28,020
Dividends on Washington Gas preferred stock	990	—	—	—	—	—	990
Income tax expense (benefit)	41,860	1,770	500	(11,099)	(124)	245	33,152
Net income (loss) applicable to common stock	$87,900	$3,410	$5,155	$(18,485)	$(10,443)	$365	$67,902
Total assets at June 30, 2014	$3,809,747	$387,990	$459,509	$181,880	$224,220	$(502,662)	$4,560,684
Capital expenditures	$181,821	$93	$59,536	$—	$—	$—	$241,450
Equity method investments at June 30, 2014	$—	$—	$68,309	$22,426	$413	$—	$91,148

Nine Months Ended June 30, 2013
Operating revenues (a)	$1,072,649	$984,410	$27,967	$(6,353)	$—	$(22,436)	$2,056,237
Operating expenses:
Cost of energy-related sales	463,372	889,797	20,583	—	—	(21,837)	1,351,915
Operation	176,877	36,649	4,256	4,204	5,739	(200)	227,525
Maintenance	36,358	—	—	—	—	—	36,358
Depreciation and amortization	75,295	540	1,710	93	—	(398)	77,240
General taxes and other assessments:
Revenue taxes	71,637	4,860	5	—	—	—	76,502
Other	41,989	2,969	246	378	27	(1)	45,608
Total Operating Expenses	865,528	934,815	26,800	4,675	5,766	(22,436)	1,815,148
Operating income (loss)	207,121	49,595	1,167	(11,028)	(5,766)	—	241,089
Equity in earnings of unconsolidated affiliates	—	—	729	—	—	—	729
Other income (expenses)—net	421	197	483	—	539	(489)	1,151
Interest expense	26,772	7	154	307	279	(489)	27,030
Dividends on Washington Gas preferred stock	990	—	—	—	—	—	990
Income tax expense (benefit)	68,279	19,300	285	(4,295)	(498)	—	83,071
Net income (loss) applicable to common stock	$111,501	$30,485	$1,940	$(7,040)	$(5,008)	$—	$131,878

Total assets at June 30, 2013	$3,509,166	$407,917	$236,478	$224,772	$198,798	$(388,415)	$4,188,716

Capital expenditures	$164,799	$545	$56,843	$—	$—	$—	$222,187

Equity method investments at June 30, 2013	$—	$—	$44,623	$4,794	$—	$—	$49,417

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

(b) Intersegment eliminations net income represents a timing difference between Commercial Energy Systems’ recognition of revenue for sale of Solar Renewable Energy Credits (SRECs) to Retail Energy-Marketing and Retail Energy-Marketing’s recognition of the associated expense. Retail Energy-Marketing has recorded a portion of the SREC’s purchased as inventory to be used in future periods at which time they will be expensed.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 11. OTHER INVESTMENTS

When determining how to account for our interests in other legal entities, WGL first evaluates if we are required to apply the variable interest entity (VIE) model to the entity, otherwise the entity is evaluated under the voting interest model.

Under the VIE model, we have a controlling financial interest in a VIE (i.e. are the primary beneficiary) when we have current or potential rights that give us the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance combined with a variable interest that gives us the right to receive potentially significant benefits or the obligation to absorb potentially significant losses. When changes occur to the design of an entity we reconsider whether it is subject to the VIE model. We continuously evaluate whether we have a controlling financial interest in a VIE.

Under the voting interest model, we generally have a controlling financial interest in other entities where we currently hold, directly or indirectly, more than 50% of the voting rights or where we exercise control through substantive participating rights. However, we consider substantive rights held by other partners in determining if we hold a controlling financial interest, and in some cases, despite owning more than 50% of the common stock of an investee, an evaluation of our rights results in the determination that we do not have a controlling financial interest. We reevaluate whether we have a controlling financial interest in these entities when our voting or substantive participating rights change.

Unconsolidated affiliates are unconsolidated VIEs and other entities evaluated under the voting interest method in which we do not have a controlling financial interest, but over which we have varying degrees of influence. Where we have significant influence, the affiliates are accounted for as equity method investments. Where we do not have significant influence, the affiliates are accounted for under the cost method. Investments in, and advances to, affiliated companies are presented on a one-line basis in the caption “Investments in unconsolidated affiliates” on our Consolidated Balance Sheet.

WGL uses the Hypothetical Liquidation at Book Value (HLBV) methodology for certain equity method investments when the capital structure of the equity investment results in different liquidation rights and priorities than what is reflected by the underlying percentage ownership interests as defined by an equity investment agreement. For investments accounted for under the HLBV method, simply applying the percentage ownership interest to GAAP net income in order to determine earnings or losses does not accurately represent the income allocation and cash flow distributions that will ultimately be received by the investors. The equity investment agreements for both ASD Solar, LP (ASD) and Meade Pipeline Co LLC (Meade) both have liquidation rights and priorities that are sufficiently different from the ownership percentages that the HLBV method was deemed appropriate.

WGL applies HLBV using a balance sheet approach. A calculation is prepared at each balance sheet date to determine the amount that WGL would receive if an equity investment entity were to liquidate all of its assets (as valued in accordance with GAAP) and distribute that cash to the investors based on the contractually defined liquidation priorities. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period is WGL’s share of the earnings or losses from the equity investment for the period.

Variable Interest Entities

WGL has a variable interest in five investments that qualify as VIEs:

•	Meade,

•	SunEdison,

•	Skyline,

•	ASD Solar LP and

•	Crab Run.

WGL and its subsidiaries are not the primary beneficiary for any of the above VIEs, therefore we have not consolidated any of the VIE entities. At June 30, 2014, the nature of WGL’s involvement with these investments lacks the characteristics of a controlling financial interest. WGL does not have control over any of the VIEs’ activities that are economically significant to the VIEs. In addition, WGL does not have the obligation to absorb expected losses or the right to receive expected gains that could be significant to the VIE.

Meade

On February 14, 2014, WGL through its subsidiary, WGL Midstream, entered into a limited liability company agreement and formed Meade, a Delaware limited liability company with COG Holdings LLC, Vega Midstream MPC LLC and River Road Interests LLC. Meade was formed to partner with Transcontinental Gas Pipeline Company, LLC (Williams)

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Condensed Consolidated Financial Statements (Unaudited)

to invest in a regulated pipeline project called Central Penn Pipeline (Central Penn). The Central Penn will be an approximately 177-mile pipeline originating in Susquehanna County, Pennsylvania and extending to Lancaster County, Pennsylvania that will have the capacity to transport and deliver up to approximately 1.7 million dekatherms per day of natural gas.

WGL Midstream plans to invest an estimated $410.0 million for a 55% interest in Meade. WGL Midstream joins COG Holdings LLC (20% share), Vega Midstream MPC LLC (15% share) and River Road Interests LLC (10% share) in Meade. Meade is accounted for under the HLBV equity method of accounting, and any profits and losses are included in “Equity in earnings of unconsolidated affiliates” in the accompanying Consolidated Statement of Income and are added to or subtracted from the carrying amount of WGL’s investment balance. WGL Midstream held a $2.9 million equity method investment in Meade at June 30, 2014.

Our maximum financial exposure includes contributions and guarantees on behalf of WGL Midstream. In addition, we have guaranteed the future commitments of one of the other partners in the venture. Our maximum exposure to loss at June 30, 2014 was $74.8 million, which represents the minimum funding requirements owed to Williams under the Construction and Ownership Agreement should Meade terminate its agreement with Williams early and the guarantee on behalf of one of the other partners.

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

Our agreements with SunEdison and Skyline are accounted for as direct financing leases. WGSW records lease receipts and associated interest in the “Other income (expenses)-net” line in the accompanying Consolidated Statement of Income. WGSW held a $27.8 million and $29.2 million combined investment in direct financing leases at June 30, 2014 and September 30, 2013, respectively, of which $2.0 million and $5.8 million are current receivables recorded in “Current assets-other” in the accompanying Consolidated Balance Sheets at June 30, 2014 and September 30, 2013, respectively.

Minimum future lease payments receivable under direct financing leases over the next five fiscal years and thereafter are as follows:

Minimum Payments Receivable for Direct Financing Leases

(In millions)
2014	$0.8
2015	1.8
2016	1.7
2017	1.6
2018	1.6
Thereafter	13.1
Total	$20.6

Minimum payments receivable exclude $4.7 million of residual values and $2.5 million in tax credits. Associated with these investments, WGSW recorded $8.5 million of unearned income. The initial direct costs (incurred in FY 2012) associated with these investments was $0.7 million.

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

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Condensed Consolidated Financial Statements (Unaudited)

ASD Solar, LP

In addition to SunEdison/Skyline, WGSW is also a limited partner in ASD, a partnership formed to own and operate a portfolio of residential solar projects, primarily rooftop photovoltaic power generation systems. As a limited partner, WGSW provides funding to the partnership but is excluded from involvement in the partnership’s operations.

Our investment in ASD is accounted for under the HLBV equity method of accounting; any profits and losses are included in “Equity in earnings of unconsolidated affiliates” in the accompanying Consolidated Statement of Income and are added to or subtracted from the carrying amount of WGSW’s investment balance. WGSW held a $68.3 million equity method investment in ASD at June 30, 2014.

ASD is consolidated by the general partner, Solar Direct LLC. Solar Direct LLC is a wholly owned subsidiary of American Solar Direct Inc. (ASDI). At June 30, 2014, the carrying amount of WGSW’s investment in ASD exceeded the amount of the underlying equity in net assets by $36.0 million due to WGSW recording additions to its investment in ASD’s net assets at fair value of contributions in accordance with GAAP. This basis difference is being amortized over the life of the assets.

Crab Run

WGL owns all of the shares of common stock of Crab Run Gas Company. Crab Run Gas Company is an exploration and production company who is the limited partner in the Western/Crab Run Limited Partnership (Crab Run). The partnership was formed to manage oil and gas properties and perform oil and gas leasing, marketing and production activities.

Crab Run is accounted for under the equity method of accounting; any profits and losses are included in “Equity in earnings of unconsolidated affiliates” in the accompanying Consolidated Statement of Income and are added to or subtracted from the carrying amount of WGL’s investment balance. WGL held a $0.4 million equity investment in Crab Run at June 30, 2014.

Non-VIE Investments

ASDHI

Washington Gas Resources held a $5.6 million investment in American Solar Direct Holdings Inc. (ASDHI), at both June 30, 2014 and September 30, 2013. This investment is recorded at cost. Dividends received are included in “Other income (expense)-net” in the accompanying Consolidated Statement of Income. No identified events or changes in circumstances that may have a significant effect on the carrying value of this investment have occurred. At June 30, 2014 and September 30, 2013, Washington Gas Resources also held $0.6 million and $1.1 million, respectively, in warrants of ASDHI accounted for as derivatives and recorded at fair value.

Constitution

In May of 2013, WGL Midstream invested in Constitution Pipeline Company, LLC (Constitution). WGL Midstream will invest an estimated $72.0 million in the project for a 10% share in the pipeline venture. WGL Midstream joins Williams Partners L.P. (41% share), Cabot Oil and Gas Corporation (25% share) and Piedmont Natural Gas (24% share) in the project. This natural gas pipeline venture will transport natural gas from the Marcellus region in northern Pennsylvania to major northeastern markets. At June 30, 2014, WGL Midstream had invested $19.5 million. Constitution is accounted for under the equity method of accounting; any profits and losses are included in “Equity in earnings of unconsolidated affiliates” in the accompanying Consolidated Statement of Income and are added to or subtracted from the carrying amount of WGL’s investment balance. The equity method is considered appropriate because Constitution is an LLC with specific ownership accounts and ownership between five and fifty percent resulting in WGL Midstream maintaining a more than minor influence over the partnership operating and financing policies.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Condensed Consolidated Financial Statements (Unaudited)

The balance sheet location of the investments discussed in this footnote at June 30, 2014 and September 30, 2013 are as follows:

WGL Holdings, Inc.

Balance Sheet Location of Other Investments

As of June 30, 2014 (in millions)	VIEs	Non-VIEs	Total
Assets
Investments in unconsolidated affiliates	$71.6	$25.2	$96.8
Investments in direct financing leases, capital leases	17.3	—	17.3
Deferred charges and other assets—derivatives	—	0.6	0.6
Deferred charges and other assets—other	2.0	—	2.0
Total assets	$90.9	$25.8	$116.7

WGL Holdings, Inc.
Balance Sheet Location of Other Investments
As of September 30, 2013 (in millions)	VIEs	Non-VIEs	Total
Assets
Investments in unconsolidated affiliates	$55.4	$12.1	$67.5
Investments in direct financing leases, capital leases	23.4	—	23.4
Deferred charges and other assets—derivatives	—	1.1	1.1
Deferred charges and other assets—other	5.8	—	5.8
Total assets	$84.6	$13.2	$97.8

Liabilities
Other	$8.5	$—	$8.5
Total liabilities	$8.5	$—	$8.5

The income statement location of the investments discussed in this footnote for the three and nine months ended June 30, 2014 and 2013 are as follows:

WGL Holdings, Inc.
Income Statement Location of Other Investments
	Three Months Ended			Nine Months Ended
	June 30, 2014			June 30, 2014
(in millions)	VIEs	Non-VIEs	Total	VIEs	Non-VIEs	Total
Equity in earnings of unconsolidated affiliates	$0.5	$0.3	$0.8	$1.3	$0.6	$1.9
Depreciation and amortization	$—	$—	$—	$0.1	$—	$0.1
Other income (expenses)—net	$0.6	$—	$0.6	$1.9	$—	$1.9

WGL Holdings, Inc.
Income Statement Location of Other Investments
	Three Months Ended			Nine Months Ended
	June 30, 2013			June 30, 2013
(in millions)	VIEs	Non-VIEs	Total	VIEs	Non-VIEs	Total
Equity in earnings of unconsolidated affiliates	$0.2	$—	$0.2	$0.7	$—	$0.7
Depreciation and amortization	$—	$—	$—	$—	$—	$—
Other income (expenses)—net	$0.4	$—	$0.4	$0.8	$—	$0.8

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

In connection with billing for unregulated third party marketers and with other miscellaneous billing processes, Washington Gas collects cash on behalf of affiliates and transfers the cash in a reasonable time period. Cash collected by Washington Gas on behalf of its affiliates but not yet transferred is recorded in “Payables to associated companies” on Washington Gas’ balance sheets. The following table presents the receivables and payables from associated companies on Washington Gas’ balance sheets as of June 30, 2014 and September 30, 2013.

Washington Gas Receivables / Payables from Associated Companies
(In millions)	June 30, 2014	September 30, 2013
Receivables from Associated Companies	$2.4	$7.2
Payables to Associated Companies	$50.1	$20.6

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

Washington Gas-Gas Balancing Service Charges
	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions)	2014	2013	2014	2013
Gas balancing service charge	$2.8	$5.6	$21.0	$21.8

As a result of these balancing services, an imbalance is created for volumes of natural gas received by Washington Gas that are not equal to the volumes of natural gas delivered to customers of the energy marketers. WGEServices recognized an accounts payable to Washington Gas in the amount of $3.7 million and an accounts receivable from Washington Gas in the amount of $1.0 million at June 30, 2014 and September 30, 2013, respectively, related to an imbalance in gas volumes. Due to regulatory treatment, these payables and receivables are not eliminated in the consolidated financial statements of WGL. Refer to Note 1—Accounting Policies of the Notes to Consolidated Financial Statements of the combined Annual Report on Form 10-K for the fiscal year ended September 30, 2013 for further discussion of these imbalance transactions.

Washington Gas participates in a Purchase of Receivables (POR) program as approved by the PSC of MD, whereby it purchases receivables from participating energy marketers at approved discount rates. In addition, WGEServices participates in POR programs with certain Maryland and Pennsylvania utilities, whereby it sells its receivables to various utilities, including Washington Gas, at approved discount rates. The receivables purchased by Washington Gas are included in “Accounts receivable” in the accompanying balance sheet. Any activity between Washington Gas and WGEServices related to the POR program has been eliminated in the accompanying financial statements for WGL. At June 30, 2014 and September 30, 2013, Washington Gas had balances of $19.3 million and $106.6 million, respectively, of purchased receivables from WGEServices.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

District of Columbia Jurisdiction

Accelerated Pipe Replacement Plan (Plan). On August 15, 2013, Washington Gas filed a request for approval with the PSC of DC of a plan and surcharge mechanism to recover the associated costs for the first five years of an accelerated pipe replacement plan. Washington Gas proposes to replace bare and/or unprotected steel services, bare and targeted unprotected steel main, and cast iron main in its distribution system in the District of Columbia at an estimated five-year cost of $110.0 million. Comments and replies were filed by interested parties. On March 31, 2014, the PSC of DC issued an order conditionally approving the plan, contingent on Washington Gas submitting an implementation plan and other information directed in the Order, by April 30, 2014. Washington Gas filed responsive information, as directed, and sought reconsideration/clarification on several issues in the Order. The PSC of DC granted Washington Gas’ application for reconsideration/clarification. The case is pending action by the PSC of DC.

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

Maryland Jurisdiction

Maryland Base Rate Case. On November 22, 2013, the Public Service Commission of Maryland (PSC of MD) issued an order granting an overall increase of $8.9 million, based on the capital structure recommended by the Staff of the PSC. The order approved a return on equity of 9.50% resulting in an overall rate of return of 7.70%. The order also clarified that Washington Gas was authorized to establish a regulatory asset and amortize the costs related to the change in tax treatment of Med D. Finally, the PSC of MD denied Washington Gas’ appeal on recovery of the costs to initiate the outsourcing agreement with Accenture, LLP. As a result of this order, Washington Gas established a Med D regulatory asset in the first quarter of fiscal year 2014 and has begun amortizing the balance. On December 20, 2013, Washington Gas filed a request for rehearing and an appeal with the Baltimore City Circuit Court appealing the PSC of MD’s rulings on capital structure, return on equity, and recovery of the costs to initiate the outsourcing agreement. The case is pending action by the court on the appeal. In May 2014, the Baltimore City Circuit Judge consolidated three rate cases on appeal, granted leave for the parties to designate which portions of the record from cases will be transmitted by the PSC of MD to the Court, and set a procedural schedule for briefing and oral argument. The Court set a hearing in the case for September 23, 2014 for oral argument. A written order is expected to be issued at some time after the hearing.

Virginia Jurisdiction

Affiliate Transactions. On June 16, 2011, Washington Gas submitted an application to the SCC of VA requesting approval of three affiliate transactions with WGL Midstream: (i) the transfer to WGL Midstream of the remainder of the term of two agreements for natural gas storage service at the Washington Gas Storage (WSS) and Eminence Storage Service (ESS) storage fields; (ii) the sale to WGL Midstream of any storage gas balances associated with the WSS and ESS agreements; and (iii) the assignment to WGL Midstream of Washington Gas’ rights to buy base gas in the WSS storage field. The SCC of VA did not approve the transfer of the agreements on the grounds that ratepayers funded a portion of the costs associated with the assets. On June 5, 2013, Washington Gas filed a petition requesting the SCC of VA to issue a declaratory judgment that the proposed capacity releases are governed by the FERC and the SCC of VA does not have jurisdiction over the transaction.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Condensed Consolidated Financial Statements (Unaudited)

On October 31, 2013, the Senior Hearing Examiner issued a report finding that the SCC of VA has jurisdiction over the proposed transfers. Washington Gas filed comments on the report on December 5, 2013. The SCC of VA issued an Order on May 14, 2014, remanding the case for hearing, which has been scheduled for November 18, 2014. Testimony from Washington Gas and the Staff is due on August 15, 2014 and October 15, 2014, respectively. The case is pending review by the SCC of VA.

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

The following table summarizes the minimum commitments and contractual obligations of WGEServices and WGL Midstream for the next five fiscal years and thereafter:

Contract Minimums
	WGEServices			WGL Midstream
(In millions)	Gas Purchase Commitments(a)	Pipeline Contracts(b)	Electric Purchase Commitments(c)	Gas Purchase Commitments(d)	Pipeline Contracts(b)	Total
2014	$52.8	$1.5	$181.2	$14.2	$4.0	$253.7
2015	143.0	1.6	302.0	2.5	15.4	464.5
2016	38.5	0.6	117.7	28.6	19.4	204.8
2017	10.9	0.6	37.3	304.1	17.7	370.6
2018	0.6	0.6	0.8	983.9	27.2	1,013.1
Thereafter	—	1.9	—	15,688.6	286.2	15,976.7
Total	$245.8	$6.8	$639.0	$17,021.9	$369.9	$18,283.4

(a)	Represents fixed price commitments with city gate equivalent deliveries.
(b)	Represents minimum payments for natural gas transportation, storage and peaking contracts that have expiration dates through fiscal year 2044.
(c)	Represents electric purchase commitments that are based on existing fixed price and fixed volume contracts. Includes $18.3 million of commitments related to renewable energy credits.
(d)

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

FINANCIAL GUARANTEES

WGL has guaranteed payments for certain purchases of natural gas and electricity and for construction investments on behalf of our non-utility subsidiaries and unconsolidated investments. At June 30, 2014, these guarantees totaled $507.9 million. The amount of such guarantees is periodically adjusted to reflect changes in the level of financial exposure related to these commitments. For all of our financial guarantees, WGL may cancel any or all future obligations upon written notice to

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Condensed Consolidated Financial Statements (Unaudited)

the counterparty, but WGL would continue to be responsible for the obligations created under the guarantees prior to the effective date of the cancellation. WGL has also guaranteed payments for certain of our external partners. At June 30, 2014, these guarantees totaled $15.4 million.

LEGAL MATTERS

WGL has been cooperating with a Department of Justice (“the Government”) investigation of some of the federal contracting activities of one of its non-utility subsidiaries, WGESystems. The Government’s investigation concerns certain American Recovery and Reinvestment Act projects bid out by the General Services Administration in 2010, in which WGESystems participated as a subcontractor to an 8(a) prime contractor under the Small Business Administration’s 8(a) Business Development Program. Although the Government’s investigation is ongoing, WGL has been advised that the Government believes a criminal resolution is appropriate as to WGESystems. WGESystems ceased seeking opportunities as a subcontractor to 8(a) prime contractors in the same year they began in 2010, well before it was informed of the Government’s investigation.

WGESystems provides energy efficient and sustainable solutions to governmental and commercial clients as a part of WGL’s Commercial Energy Systems segment. On a cumulative basis over the last three fiscal years, WGESystems’ federal subcontracting business has contributed less than 0.6% of WGL’s net income. The total value of the contracts in which WGESystems participated as a subcontractor in the 8(a) program is approximately $44.0 million; however, we understand the Government’s concerns as they relate to WGESystems to be focused on a subset of those contracts, we believe totaling approximately $18.0 million.

WGL continues to cooperate with the investigation. Given the Government’s stated intention, we believe a loss is probable. However, in light of the uncertainties and variables involved in an investigation of this type, WGL is unable to estimate either the timing or the amount of the loss associated with this matter; therefore, we have not accrued for any losses with regard to this investigation at this time. We do not expect that the resolution of this matter will have a material adverse effect on WGL’s business, financial condition or cash flows although the resolution of the matter in any particular period could have a material adverse effect on our results of operations for that particular period.

NOTE 14. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

On April 24, 2014, Washington Gas replaced the existing retiree medical benefit plan and dental plan options for Medicare-eligible retirees age 65 and older with a special tax-free Health Reimbursement Account (HRA) plan. With the introduction of the new plan, effective January 1, 2015, participating retirees and dependents will receive a subsidy each year through the HRA account to help purchase supplemental medical and dental coverage in the marketplace. As part of the new HRA plan, participants who enroll in a Medicare Part D prescription drug plan and meet the threshold for Medicare catastrophic prescription drug coverage will be eligible for an additional reimbursement of their out-of-pocket prescription drug costs in excess of the threshold. Retirees and dependents under age 65 will still be covered under the existing Washington Gas Retiree Medical Plan until they become eligible for Medicare at age 65 and can obtain coverage through the new HRA plan. Due to the impact of the amendment, we remeasured the funded status of the plan in April 2014. We updated assumptions with changes in both the discount rate and the mortality rate. All other assumptions used for the remeasurement were consistent with the measurement as of September 30, 2013. The funded status of the plan changed by approximately $127.5 million from an underfunded liability to an overfunded asset. The offsetting amount for this remeasurement was substantially recorded as a decrease to regulatory assets. The overfunded asset for this plan at June 30, 2014 was $73.2 million.

The following table shows the components of net periodic benefit costs (income) recognized in our financial statements during the three and nine months ended June 30, 2014 and 2013.

Components of Net Periodic Benefit Costs (Income)

	Three Months Ended June 30,
	2014		2013
(In millions)	Pension Benefits	Health and Life Benefits	Pension Benefits	Health and Life Benefits
Components of net periodic benefit costs
Service cost	$3.5	$1.6	$4.2	$2.4
Interest cost	10.1	3.8	9.1	4.7
Expected return on plan assets	(10.2)	(4.9)	(10.5)	(4.6)
Amortization of prior service cost (credit)	0.1	(3.8)	0.3	(0.9)
Amortization of actuarial loss	4.2	1.6	7.2	2.3
Amortization of transition obligation	—	—	—	0.3
Net periodic benefit cost	7.7	(1.7)	10.3	4.2
Amount allocated to construction projects	(1.1)	0.1	1.5	(0.8)
Amount amortized/deferred as regulatory asset (liability)	1.7	0.2	(0.9)	0.2
Amount charged to expense	$8.3	$(1.4)	$10.9	$3.6

Components of Net Periodic Benefit Costs (Income)
	Nine Months Ended June 30,
	2014		2013
(In millions)	Pension Benefits	Health and Life Benefits	Pension Benefits	Health and Life Benefits
Components of net periodic benefit costs
Service cost	$10.5	$5.9	$12.7	$7.2
Interest cost	30.3	14.8	27.4	14.1
Expected return on plan assets	(30.7)	(14.4)	(31.5)	(13.7)
Amortization of prior service cost (credit)	0.2	(5.8)	0.8	(2.9)
Amortization of actuarial loss	12.6	3.5	21.6	6.9
Amortization of transition obligation	—	—	—	0.8
Net periodic benefit cost	22.9	4.0	31.0	12.4
Amount allocated to construction projects	(3.1)	(0.7)	(1.4)	(2.2)
Amount amortized/deferred as regulatory asset (liability)	5.3	0.4	(5.7)	1.7
Amount charged to expense	$25.1	$3.7	$23.9	$11.9

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (concluded)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Amounts included in the line item “Amount amortized/deferred as regulatory asset (liability),” as shown in the table above, represent the amortization of a regulatory asset (liability) for the District of Columbia as of June 30, 2014. Amounts included in the line item “Amount amortized/deferred as regulatory asset (liability)” as of June 30, 2013 represent the difference between the cost of the applicable Pension Benefits or the Health and Life Benefits and the amount that Washington Gas is permitted to recover in rates that it charges to customers in the District of Columbia.

NOTE 15. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

All components of other comprehensive income are related to the amortization of pension and other post-retirement benefit costs. The following table shows the changes in accumulated other comprehensive income for both WGL and Washington Gas by component for the three and nine months ended June 30, 2014 and 2013.

Changes in Accumulated Other Comprehensive Income by Component
	Three Months Ended June 30,
	2014	2013
(In thousands)
Beginning Balance	$(10,969)	$(11,621)
Change in prior service cost (credit) (a) (b)	6,204	(12)
Amortization of actuarial loss (a)	404	461
Amortization of transition obligation (a)	—	161
Current-period other comprehensive income	6,608	610
Income tax expense related to other comprehensive income (b)	2,622	243
Ending Balance	$(6,983)	$(11,254)

Changes in Accumulated Other Comprehensive Income by Component
	Nine Months Ended June 30,
	2014	2013
(In thousands)
Beginning Balance	$(11,048)	$(12,201)
Change in prior service cost (credit) (a) (b)	6,135	(36)
Amortization of actuarial loss (a)	604	1,386
Amortization of transition obligation (a)	—	232
Current-period other comprehensive income	6,739	1,582
Income tax expense related to other comprehensive income (b)	2,674	635
Ending Balance	$(6,983)	$(11,254)

(a)

These accumulated other comprehensive income components are included in the computation of net periodic benefit cost. Refer to Note #14-Pension and other post-retirement benefit plans for additional details.

(b)

Approximately 95% of the 2014 change to the prior service cost component of other comprehensive income is related to the impact of the OPEB plan amendment and re-measurement. Refer to Note #14-Pension and other post-retirement benefit plans for additional details.

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

Regulated Utility. The regulated utility segment consists of Washington Gas and Hampshire and represents approximately 84% of WGL’s consolidated total assets. Washington Gas is a regulated public utility that sells and delivers natural gas to retail customers in the District of Columbia and adjoining areas in Maryland, Virginia and several cities and towns in the northern Shenandoah Valley of Virginia in accordance with tariffs approved by the regulatory commissions of the District of Columbia, Maryland, and Virginia. These regulatory commissions set the rates in their respective jurisdictions

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations

that Washington Gas can charge customers for its rate-regulated services. Washington Gas also sells natural gas to customers who have not elected to purchase natural gas from unregulated third party marketers. Washington Gas recovers the cost of the natural gas purchased to serve firm customers through gas cost recovery mechanisms as approved in jurisdictional tariffs. Any difference between gas costs incurred on behalf of firm customers and the gas costs recovered from those customers is deferred on the balance sheet as an amount to be collected from or refunded to customers in future periods. Therefore, increases or decreases in the cost of gas associated with sales made to firm customers have no direct effect on Washington Gas’ net revenues and net income. Washington Gas also redelivers gas on a wholesale basis to Mountaineer Gas in West Virginia through its Virginia transmission and distribution facilities under a tariff approved by the FERC.

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

Commercial Energy Systems. The commercial energy systems segment consists of the operations of WGESystems, WGSW and the results of operations of affiliate owned commercial solar projects. WGESystems provides energy efficiency and sustainability solutions to governmental and commercial clients. These solutions include energy efficiency projects and distributed generation assets that we own and operate such as Solar PV systems, combined heat and power plants, and fuel cells. WGESystems also focuses on upgrading the mechanical, electrical, water and energy-related infrastructure of large governmental and commercial facilities by implementing both traditional as well as alternative energy technologies, primarily in the District of Columbia, Maryland and Virginia. In addition to these three regions, WGESystems is also expanding its portfolio of Solar PV power generating systems into Arizona, California, Connecticut, Delaware, Georgia, Hawaii, Massachusetts, New Jersey, New Mexico and New York. WGESystems is also evaluating opportunities in other geographical locations within the United States.

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

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Other Activities. Activities and transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our other operating segments, are aggregated as “Other activities” and are included as part of non-utility operations in the operating segment financial information. Administrative and business development activity costs associated with WGL and Washington Gas Resources are also included in this segment.

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

For a description of these critical accounting policies, refer to Management’s Discussion within the 2013 Annual Report. There were no new critical accounting policies or changes to our critical accounting policies during the nine month period ended June 30, 2014.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

WGL HOLDINGS, INC.

RESULTS OF OPERATIONS—Three Months Ended June 30, 2014 vs. June 30, 2013

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

Summary Results

WGL reported net loss of $11.9 million for the three months ended June 30, 2014, compared to a net loss of $10.0 million reported for the same period of the prior fiscal year. For the twelve month period ended June 30, 2014 and 2013, we earned a return on average common equity of 1.2% and 10.6%, respectively.

The following table summarizes our net income (loss) by operating segment for the three months ended June 30, 2014 and 2013.

Net Income (Loss) by Operating Segment

	Three Months Ended June 30,		Increase/
(In millions)	2014	2013	(Decrease)
Regulated Utility	$(0.3)	$(4.3)	$4.0
Non-utility operations:
Retail Energy-Marketing	—	(4.2)	4.2
Commercial Energy Systems	3.7	0.3	3.4
Midstream Energy Services	(10.5)	1.1	(11.6)
Other Activities	(4.6)	(2.9)	(1.7)
Total non-utility	(11.4)	(5.7)	(5.7)
Intersegment Eliminations	$(0.2)	$—	$(0.2)
Net loss applicable to common stock	$(11.9)	$(10.0)	$(1.9)

LOSS PER AVERAGE COMMON SHARE
Basic	$(0.23)	$(0.19)	$(0.04)
Diluted	$(0.23)	$(0.19)	$(0.04)

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Regulated Utility Operating Results

The following table summarizes the Regulated Utility segment’s operating results for the three months ended June 30, 2014 and 2013.

Regulated Utility Operating Results

	Three Months Ended June 30,		Increase/
(In millions)	2014	2013	Decrease
Utility net revenues:
Operating revenues	$197.8	$180.9	$16.9
Less: Cost of gas	67.3	60.1	7.2
Revenue taxes	13.1	13.2	(0.1)
Total utility net revenues	117.4	107.6	9.8
Operation and maintenance	74.4	71.4	3.0
Depreciation and amortization	25.8	23.5	2.3
General taxes and other assessments	12.4	12.7	(0.3)
Operating income	4.8	—	4.8
Other expense—net, including preferred stock dividends	(0.7)	(0.5)	(0.2)
Interest expense	9.4	8.8	0.6
Income tax benefit	(5.0)	(5.0)	—
Net loss applicable to common stock	$(0.3)	$(4.3)	$4.0

The Regulated Utility segment’s net loss applicable to common stock was $0.3 million for the three months ended June 30, 2014, compared to a net loss of $4.3 million reported for the same period of the prior fiscal year. The comparison primarily reflects the following:

•	higher revenues related to growth of more than 12,400 average active customer meters;

•	higher realized margins and unrealized mark-to-market valuations associated with our asset optimization program;

•	rate recovery related to the accelerated pipeline replacement programs;

•	higher revenues due to new base rates in the District of Columbia and Maryland and

•	a decrease in the effective tax rate.

Partially offsetting these favorable variances were:

•	higher operation and maintenance expenses and

•	higher depreciation expense due to the growth in our investment in utility plant.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Utility Net Revenues. The following table provides the key factors contributing to the changes in the utility net revenues of the Regulated Utility segment between the three months ended June 30, 2014 and 2013.

Composition of Changes in Utility Net Revenues

(In millions)	Increase/ (Decrease)
Customer growth	$1.1
Impact of rate cases	2.0
Accelerated replacement programs	2.1
Asset optimization:
Realized margins	0.6
Unrealized mark-to-market valuations	3.4
Other	0.6
Total	$9.8

Customer growth — Average active customer meters increased by more than 12,400 for the three months ended June 30, 2014 compared to the same period of the prior fiscal year.

Impact of rate cases — New base rates were approved in the District of Columbia and Maryland effective June 4, 2013 and November 23, 2013, respectively.

Accelerated Replacement Programs — Revenues increased related to the return on investment and recovery of costs associated with an accelerated pipeline replacement programs in Maryland and Virginia and a targeted mechanically coupled pipe replacement and encapsulation program in the District of Columbia.

Asset optimization — We recorded net unrealized losses associated with our energy-related derivatives of $1.2 million for the three months ended June 30, 2014, compared to unrealized losses of $4.6 million reported for the same period of the prior fiscal year. When these derivatives settle, any unrealized amounts will ultimately reverse and Washington Gas will realize margins in combination with related transactions that these derivatives economically hedge. Washington Gas recorded a minimal lower-of-cost or market adjustment related to their storage gas inventory during the three months ended June 30, 2014. Washington Gas recorded no lower-of-cost of market adjustments related to its storage gas during the three months ended June 30, 2013. Refer to the section entitled “Market Risk—Price Risk Related to the Regulated Utility Segment” for further discussion of our asset optimization program.

Operation and Maintenance Expenses. The following table provides the key factors contributing to the changes in operation and maintenance expenses of the Regulated Utility for the three months ended June 30, 2014 and 2013.

Composition of Changes in Operation and Maintenance Expenses

(In millions)	Increase/ (Decrease)
Operation, engineering, compliance and safety	$1.4
Impairment of a proposed Chillum liquefied natural gas facility	1.9
Net insurance proceeds	3.1
Employee incentives and benefits	(4.6)
Other	1.2
Total	$3.0

Operation, engineering, compliance and safety — Washington Gas incurred increased maintenance costs for the three months ended June 30, 2014 than for the same period of the previous fiscal year, as a result of the colder weather.

Impairment of a proposed Chillum liquefied natural gas facility—On July 7, 2014, the SCC of VA disallowed full recovery of certain costs related to a proposed Chillum liquefied natural gas facility, therefore a portion of the associated regulatory asset was impaired.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Net insurance proceeds — During the three months ended June 30, 2013, Washington Gas received insurance proceeds for incurred legal costs and past and future environmental expenses in the prior period.

Employee incentives and benefits — The decrease relates to an amendment to the post-retirement benefits plan resulting in a re-measurement of the benefit obligation and a reduction in the net periodic expense for the quarter compared to the same period of the prior year.

Depreciation and Amortization. The $2.3 million increase in depreciation and amortization reflects growth in our investment in utility plant.

Retail Energy-Marketing

The following table depicts the Retail Energy-Marketing segment’s operating results along with selected statistical data.

Retail Energy-Marketing Financial and Statistical Data

	Three Months Ended June 30,		Increase /
	2014	2013	(Decrease)
Operating Results (In millions)
Gross margins:
Operating revenues	$275.3	$291.5	$(16.2)
Less: Cost of energy	260.5	282.3	(21.8)
Revenue taxes	1.9	1.6	0.3
Total gross margins	12.9	7.6	5.3
Operation expenses	10.4	13.6	(3.2)
Depreciation and amortization	0.2	0.2	—
General taxes and other assessments	1.1	1.2	(0.1)
Operating income (loss)	1.2	(7.4)	8.6
Other income (expenses)—net	0.1	0.2	(0.1)
Income tax expense (benefit)	1.3	(3.0)	4.3
Net income (loss)	$—	$(4.2)	$4.2

Analysis of gross margins (In millions)
Natural gas
Realized margins	$13.5	$11.8	$1.7
Unrealized mark-to-market losses	(2.2)	(15.3)	13.1
Total gross margins—natural gas	11.3	(3.5)	14.8
Electricity
Realized margins	3.1	13.3	(10.2)
Unrealized mark-to-market losses	(1.5)	(2.2)	0.7
Total gross margins—electricity	1.6	11.1	(9.5)
Total gross margins	$12.9	$7.6	$5.3

Other Retail Energy-Marketing Statistics
Natural gas
Therm sales (millions of therms)	116.2	99.5	16.7
Number of customers (end of period)	161,300	168,600	(7,300)
Electricity
Electricity sales (millions of kWhs)	2,790.3	3,013.0	(222.7)
Number of accounts (end of period)	169,600	178,200	(8,600)

The increase in net income primarily reflects higher gross margins from gas sales. Period-to-period comparisons of quarterly gross margins for this segment can vary significantly and are not necessarily representative of expected annualized results.

Gross margins from natural gas sales increased by $14.8 million for the three months ended June 30, 2014, compared to the same period in the prior fiscal year. This comparison reflects an increase of $1.7 million in realized natural gas margins due to increased sales volumes related to spot sales to interruptible customers and higher unrealized margins of $13.1 million due to fluctuating market prices.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Gross margins from electric sales decreased by $9.5 million for the three months ended June 30, 2014, compared to the same period of the prior fiscal year. This comparison reflects lower realized electric retail margins of $10.2 million compared to the same quarter in the prior year due to higher capacity and ancillary service charges from the regional power grid operator (PJM) associated with fixed price retail contracts and lower margins on large commercial customer sales partially offset by an increase of $0.7 million in unrealized mark-to-market valuations due to fluctuating market prices.

Commercial Energy Systems

The Commercial Energy Systems segment reported net income of $3.7 million for the three months ended June 30, 2014, compared to net income of $0.3 million for the same period of the prior fiscal year. This increase is primarily due to higher solar renewable energy credits (SREC’s) and solar generation revenue as well as higher solar investment income.

Midstream Energy Services

The Midstream Energy Services segment reported a net loss of $10.5 million for the three months ended June 30, 2014, compared to net income of $1.1 million reported for the same period of the prior fiscal year. This decrease is primarily due to unrealized losses on derivative instruments that will ultimately reverse and net with the realized margins on the related transactions that these derivatives economically hedge, partially offset by favorable transportation spreads as a result of colder weather.

Other Non-Utility Activities

Transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our four operating segments, are aggregated as “Other Activities” and included as part of non-utility operations. Results from our other non-utility activities reflect net losses of $4.6 million and $2.9 million for the three months ended June 30, 2014 and 2013, respectively. The comparison reflects higher branding initiative costs and business development activities.

Intersegment Eliminations

Intersegment eliminations represents a timing difference between Commercial Energy Systems’ recognition of revenue for the sale of SREC’s to Retail Energy-Marketing and Retail Energy-Marketing’s recognition of the associated expense. Retail Energy-Marketing has accrued expenses related to SREC’s that have been generated by Commercial Energy Systems but have not been transferred.

RESULTS OF OPERATIONS—Nine months ended June 30, 2014 vs. June 30, 2013

Summary Results

WGL reported net income applicable to common stock of $67.9 million, or $1.31 per share, for the nine months ended June 30, 2014 compared to net income of $131.9 million, or $2.55 per share, reported for the same period of the prior fiscal year.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

The following table summarizes our net income (loss) applicable to common stock by operating segment for the nine months ended June 30, 2014 and 2013.

Net Income (Loss) by Operating Segment

	Nine Months Ended June 30,		Increase/
(In millions)	2014	2013	(Decrease)
Regulated Utility	$87.9	$111.5	$(23.6)
Non-utility operations:
Retail Energy-Marketing	3.4	30.5	(27.1)
Commercial Energy Systems	5.2	1.9	3.3
Midstream Energy Services	(18.5)	(7.0)	(11.5)
Other Activities	(10.5)	(5.0)	(5.5)
Total non-utility	(20.4)	20.4	(40.8)
Intersegment Eliminations	$0.4	$—	$0.4
Net income applicable to common stock	$67.9	$131.9	$(64.0)

EARNINGS PER AVERAGE COMMON SHARE
Basic	$1.31	$2.55	$(1.24)
Diluted	$1.31	$2.55	$(1.24)

Regulated Utility Operating Results

The following table summarizes the Regulated Utility segment’s operating results for the nine months ended June 30, 2014 and 2013.

Regulated Utility Operating Results

	Nine Months Ended June 30,		Increase/
(In millions)	2014	2013	(Decrease)
Utility net revenues:
Operating revenues	$1,305.0	$1,072.6	$232.4
Less: Cost of gas	731.5	463.4	268.1
Revenue taxes	74.1	71.6	2.5
Total utility net revenues	499.4	537.6	(38.2)
Operation and maintenance	221.3	213.2	8.1
Depreciation and amortization	76.9	75.3	1.6
General taxes and other assessments	42.3	42.0	0.3
Operating income	158.9	207.1	(48.2)
Other expenses—net, including preferred stock dividends	(1.4)	(0.5)	(0.9)
Interest expense	27.7	26.8	0.9
Income tax expense	41.9	68.3	(26.4)
Net income	$87.9	$111.5	$(23.6)

The Regulated Utility segment’s net income applicable to common stock was $87.9 million for the nine months ended June 30, 2014 compared to net income of $111.5 million for the same period of the prior fiscal year. The decrease in net income primarily reflects the following:

•	higher unrealized losses associated with our asset optimization program;

•	higher expenses related to operations and maintenance activities; and

•	higher depreciation expense due to the growth in our investment in utility plant.

Partially offsetting these unfavorable variances were:

•	higher revenues related to growth of more than 12,300 average active customer meters;

•	higher revenues due to new base rates in the District of Columbia and Maryland;

•	higher revenues attributed to the colder weather impact in 2014 that was not offset by weather protection;

•	higher realized margins associated with our asset optimization program and a

•	decrease in the effective tax rate primarily due to the reinstatement of regulatory assets related to the tax effect of Med D and tax sharing among the consolidated affiliates.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Utility Net Revenues. The following table provides the key factors contributing to the changes in the utility net revenues of the Regulated Utility segment between the nine months ended June 30, 2014 and 2013.

Composition of Changes in Utility Net Revenues

(In millions)	Increase / (Decrease)
Estimated weather effects	$5.4
Customer growth	7.1
Natural gas consumption patterns	1.8
Impact of rate cases	11.2
Accelerated replacement programs	3.3
Storage carrying costs	0.9
Asset optimization:
Realized margins	16.3
Unrealized mark-to-market valuations	(86.0)
Other	1.8
Total	$(38.2)

Estimated weather effects—Weather, when measured by HDDs, was 10.0% colder and 0.1% warmer than normal for the nine months ended June 30, 2014 and 2013, respectively (refer to the section entitled “Weather Risk” for further discussion of our weather protection strategy).

Customer growth—Average active customer meters increased by more than 12,300 for the nine months ended June 30, 2014 compared to the same period of the prior fiscal year.

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

Accelerated replacement programs—Revenues increased related to the return on investment and recovery of costs associated with an accelerated pipeline replacement programs in Maryland and Virginia and a targeted mechanically coupled pipe replacement and encapsulation program in the District of Columbia.

Storage carrying costs—Each jurisdiction provides for the recovery of carrying costs based on the pre-tax cost of capital, multiplied by the monthly average balance of storage gas inventory. The nine month comparison reflects increased incremental carrying cost per therm and additional storage capacity in the current period compared to the same period of the prior fiscal year.

Asset optimization—We recorded unrealized losses associated with our energy-related derivatives of $105.2 million for the nine months ended June 30, 2014 compared to net unrealized losses of $19.2 million for the same period of the prior fiscal year. When these derivatives settle, any unrealized amounts will ultimately be reversed, and Washington Gas will realize margins in combination with the related transactions that these derivatives economically hedge. The losses recorded in 2014 are primarily due to unfavorable movements in the unobservable inputs used in the valuation of long-dated forward contracts. We believe that this value is not reflective of our ultimate cash flows as these purchases are utilized in the optimization of our long-term natural gas transportation and storage capacity resources, the value of which is not reflected at fair value. Unfavorably affecting asset optimization results were $0.4 million of lower-of-cost or market adjustments related to storage gas inventory during the nine months ended June 30, 2014. Washington Gas recorded no lower-of-cost or market adjustments related to its storage gas inventory during the nine months ended June 30, 2013. (Refer to the section entitled “Market Risk—Price Risk Related to the Regulated Utility Segment” for a further discussion of our asset optimization program).

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Operation and Maintenance Expenses. The following table provides the key factors contributing to the changes in operation and maintenance expenses of the Regulated Utility for the nine months ended June 30, 2014 and 2013.

Composition of Changes in Operation and Maintenance Expenses

(In millions)	Increase/ (Decrease)
Direct labor	$3.8
Employee incentives and benefits	(9.3)
Uncollectible accounts	3.6
Operations, engineering, compliance and safety	5.3
Net insurance proceeds	2.3
Impairment of a proposed Chillum liquefied natural gas facility	2.6
Other	(0.2)
Total	$8.1

Direct Labor — The increase is driven by an increase in the number of employees and in overtime work driven primarily by cold weather.

Employee incentives and benefits — The decrease relates to an amendment to the post-retirement benefits plan resulting in a re-measurement of the benefit obligation and a reduction in the net periodic expense for the current period compared to the same period of the prior year.

Uncollectible accounts — The increase in uncollectible accounts is due to increased volumes of gas deliveries. In addition, Washington Gas has provided an increased number of structured and deferred payment plans to customers in Maryland due to the extremely cold winter.

Operation, engineering, compliance and safety — Washington Gas incurred increased maintenance costs for the nine months ended June 30, 2014 than for the same period of the previous fiscal year, driven primarily by cold weather.

Net insurance proceeds — During the nine months ended June 30, 2013, Washington Gas received proceeds from its insurance policies for incurred legal costs and past and future environmental expenses.

Impairment of a proposed Chillum liquefied natural gas facility — On July 7, 2014, the SCC of VA disallowed full recovery of certain costs related to a proposed Chillum liquefied natural gas facility, therefore a portion of the associated regulatory asset was impaired. In addition, on December 31, 2013, Washington Gas incurred an impairment loss on a previous operations facility.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Retail Energy-Marketing

The following table depicts the Retail Energy-Marketing segment’s operating results along with selected statistical data.

Retail-Energy Marketing Financial and Statistical Data

	Nine Months Ended June 30,		Increase /
	2014	2013	(Decrease)
Operating Results (In millions)
Gross margins:
Operating revenues	$1,035.7	$984.4	$51.3
Less: Cost of energy	987.4	889.8	97.6
Revenue taxes	6.2	4.9	1.3
Total gross margins	42.1	89.7	(47.6)
Operation expenses	33.3	36.6	(3.3)
Depreciation and amortization	0.6	0.5	0.1
General taxes and other assessments	3.2	3.0	0.2
Operating income	5.0	49.6	(44.6)
Other income—net	0.2	0.2	—
Income tax expense	1.8	19.3	(17.5)
Net income	$3.4	$30.5	$(27.1)

Analysis of gross margins (In millions)
Natural gas
Realized margins	$50.4	$34.7	$15.7
Unrealized mark-to-market gains (losses)	6.4	(5.5)	11.9
Total gross margins—natural gas	56.8	29.2	27.6
Electricity
Realized margins	(14.9)	53.4	(68.3)
Unrealized mark-to-market gains	0.2	7.1	(6.9)
Total gross margins—electricity	(14.7)	60.5	(75.2)
Total gross margins	$42.1	$89.7	$(47.6)

Other Retail-Energy Marketing Statistics
Natural gas
Therm sales (millions of therms)	635.8	630.5	5.3
Number of customers (end of period)	161,300	168,600	(7,300)
Electricity
Electricity sales (millions of kWhs)	8,670.9	8,861.6	(190.7)
Number of accounts (end of period)	169,600	178,200	(8,600)

The Retail Energy-Marketing segment reported income of $3.4 million for the nine months ended June 30, 2014, compared to net income of $30.5 million reported for the same period of the prior fiscal year.

The decrease in net income primarily reflects lower gross margins from electric sales. Period-to-period comparisons of gross margins for this segment can vary significantly and are not necessarily representative of expected annualized results.

Gross margins from natural gas sales increased $27.6 million in the nine months ended June 30, 2014 compared to the same period of the prior fiscal year. This comparison is primarily due to higher spot sales to interruptible customers, hedge settlements and higher portfolio optimization activity as well as an increase in unrealized mark-to-market valuations due to fluctuating market prices.

Gross margins from electric sales decreased $75.2 million in the nine months ended June 30, 2014 compared to the same period of the prior year due to higher capacity and ancillary service charges from the regional power grid operator (PJM) associated with fixed price retail contracts, lower realized unit margins from large commercial customers due to extreme price movements on commodity prices and a decrease in unrealized mark-to-market valuations due to fluctuating market prices.

Commercial Energy Systems

The Commercial Energy Systems segment reported net income of $5.2 million for the nine months ended June 30, 2014, compared to net income of $1.9 million reported for the same period of the prior fiscal year. This increase is due to higher solar renewable credits and solar generation revenue as well as higher solar investment income.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Midstream Energy Services

The Midstream Energy Services segment reported a net loss of $18.5 million for the nine months ended June 30, 2014, compared to a net loss of $7.0 million reported for the same period of the prior fiscal year. For both years, the losses primarily relate to unrealized losses on derivative instruments that will ultimately reverse and net with the realized margins on the related transactions that these derivatives economically hedge, partially offset by favorable transportation spreads as a result of colder weather.

Other Non-Utility

Transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our four operating segments, are aggregated as “Other Activities” and included as part of non-utility operations. Results from our other non-utility activities reflect net losses of $10.5 million and $5.0 million for the nine months ended June 30, 2014 and 2013, respectively. The comparison reflects higher branding initiative costs and business development activities.

Intersegment Eliminations

Intersegment eliminations represents a timing difference between Commercial Energy Systems’ recognition of revenue for the sale of SREC’s to Retail Energy-Marketing and Retail Energy-Marketing’s recognition of the associated expense. Retail Energy-Marketing has accrued expenses related to SREC’s that have been generated by Commercial Energy Systems but have not been transferred.

Legal Matters

WGL has been cooperating with a Department of Justice (“the Government”) investigation of some of the federal contracting activities of one of its non-utility subsidiaries, WGESystems. The Government’s investigation concerns certain American Recovery and Reinvestment Act projects bid out by the General Services Administration in 2010, in which WGESystems participated as a subcontractor to an 8(a) prime contractor under the Small Business Administration’s 8(a) Business Development Program. Although the Government’s investigation is ongoing, WGL has been advised that the Government believes a criminal resolution is appropriate as to WGESystems. WGESystems ceased seeking opportunities as a subcontractor to 8(a) prime contractors in the same year they began in 2010, well before it was informed of the Government’s investigation.

WGESystems provides energy efficient and sustainable solutions to governmental and commercial clients as a part of WGL’s Commercial Energy Systems segment. On a cumulative basis over the last three fiscal years, WGESystems’ federal subcontracting business has contributed less than 0.6% of WGL’s net income. The total value of the contracts in which WGESystems participated as a subcontractor in the 8(a) program is approximately $44.0 million; however, we understand the Government’s concerns as they relate to WGESystems to be focused on a subset of those contracts, we believe totaling approximately $18.0 million.

WGL continues to cooperate with the investigation. Given the Government’s stated intention, we believe a loss is probable. However, in light of the uncertainties and variables involved in an investigation of this type, WGL is unable to estimate either the timing or the amount of the loss associated with this matter; therefore, we have not accrued for any losses with regard to this investigation at this time. We do not expect that the resolution of this matter will have a material adverse effect on WGL’s business, financial condition or cash flows although the resolution of the matter in any particular period could have a material adverse effect on our results of operations for that particular period.

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

During the nine months ended June 30, 2014, WGL met its liquidity and capital needs through retained earnings and the issuance of commercial paper, long-term debt and common stock, and expects to do so for the remainder of fiscal year 2014. Washington Gas met its liquidity and capital needs through retained earnings, the sale of medium-term notes, and the issuance of commercial paper, and expects to do so during the remainder of fiscal year 2014.

Our ability to access capital markets depends on our credit ratings, general market liquidity, and investor demand for our securities. Our credit ratings depend largely on the financial performance of our subsidiaries, and a ratings downgrade could both increase our borrowing costs and trigger the need for posting additional collateral with our wholesale counterparties or other creditors. In support of our credit ratings, we have a goal to maintain our common equity ratio in the mid-50% range of total consolidated capital. As of June 30, 2014, total consolidated capitalization, including current maturities of long-term debt and excluding notes payable, comprised 66.2% common equity, 1.4% preferred stock and 32.4% long-term debt. The level of this ratio varies during the fiscal year due to the seasonal nature of our business. This seasonality also affects our short-term debt balances, which are typically higher in the fall and winter months and substantially lower in the spring when a significant portion of our current assets are converted into cash at the end of the heating season. Our cash flow requirements and our ability to provide satisfactory resources to meet those requirements are primarily influenced by the activities of Washington Gas, WGEServices, WGL Midstream, and, to a lesser extent, other non-utility operations.

Our plans provide for sufficient liquidity to satisfy our financial obligations. At June 30, 2014, we had no restrictions on our cash balances or retained earnings that would affect the payment of common or preferred stock dividends by either WGL or Washington Gas.

Short-Term Cash Requirements and Related Financing

Washington Gas has seasonal short-term cash requirements to fund the purchase of storage gas inventory in advance of the winter heating season. At June 30, 2014 and September 30, 2013, Washington Gas had balances in gas storage of $106.4 million and $132.2 million, respectively. Washington Gas collects the cost of gas under cost recovery mechanisms approved by its regulators. Additionally, Washington Gas may be required to post cash collateral for certain purchases.

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

Variations in the timing of collections under its gas cost recovery mechanisms can significantly affect Washington Gas’ short-term cash requirements. At June 30, 2014 and September 30, 2013, Washington Gas had $0.6 million in net under-collections and $0.6 million in net over-collections, respectively, of gas costs reflected in current assets/liabilities as gas costs due from/to customers. Amounts under-collected or over-collected that are generated during the current gas cost recovery cycle are deferred as a regulatory asset or liability on the balance sheet until September 1 of each year, at which time the accumulated amount is transferred to gas costs due from/to customers as appropriate. At June 30, 2014 and September 30, 2013, Washington Gas had a net regulatory liability of $23.6 million and a net regulatory asset of $13.8 million, respectively, related to the current gas recovery cycle.

WGL and Washington Gas use short-term debt in the form of commercial paper or unsecured short-term bank loans to fund seasonal cash requirements. Our policy is to maintain back-up bank credit facilities in an amount equal to or greater than our expected maximum commercial paper position. Bank credit balances available to WGL and Washington Gas net of commercial paper balances were $212.5 million and $350.0 million at June 30, 2014 and $201.4 million and $225.5 million at September 30, 2013, respectively. The credit facility for WGL permits it to borrow up to $450.0 million, and further permits, with the banks’ approval, additional borrowings of $100.0 million for a maximum potential total of $550.0 million. The credit facility for Washington Gas permits it to borrow up to $350.0 million, and further permits, with the banks’ approval, additional borrowings of $100.0 million for a maximum potential total of $450.0 million. The interest rate on loans made under each of the credit facilities will be a fluctuating rate per annum that will be set using certain parameters at the time each loan is made. WGL and Washington Gas incur credit facility fees, which in some cases are based on the long-term debt ratings of Washington Gas. In the event that the long-term debt of Washington Gas is downgraded below certain levels, WGL and Washington Gas would be required to pay higher fees. There are five different levels of fees. The credit facility for WGL defines its applicable fee level as one level below the level applicable to Washington Gas. Under the terms of the credit facilities, the lowest level facility fee is 0.06% and the highest is 0.175%. These credit agreements provide for a term of five years and expire on April 3, 2017. The credit agreements each have two one-year extension options. Refer to Note 3—Short-Term Debt of the Notes to the Consolidated Financial Statements for further information.

To manage credit risk, Washington Gas, WGEServices and WGL Midstream may require certain customers and suppliers to provide deposits, which are reported as current liabilities in “Customer deposits and advance payments,” in the accompanying balance sheets. At June 30, 2014 and September 30, 2013, “Customer deposits and advance payments” totaled $55.6 million and $67.2 million, respectively. For both periods, all of these deposits were from Washington Gas customers.

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

WGEServices and WGL Midstream have seasonal short-term cash requirements to fund the purchase of storage gas inventory in advance of the winter heating season. At June 30, 2014 and September 30, 2013, WGEServices had balances in gas storage of $28.8 million and $49.1 million, respectively. WGEServices collects revenues that are designed to reimburse commodity costs used to supply their retail customer and wholesale counterparty contracts. At June 30, 2014 and September 30, 2013, WGL Midstream had balances in gas storage of $103.3 million and $166.0 million, respectively. As market opportunities arise, WGL Midstream collects revenues in excess of its commodity costs through its wholesale counterparty contracts. WGEServices and WGL Midstream derive funding to finance these activities from short-term debt issued by WGL. Additionally, WGEServices and WGL Midstream may be required to post cash collateral for certain purchases. WGEServices and WGL Midstream may be required to provide parent guarantees from WGL for certain transactions.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

In addition to storage gas, WGL Midstream also has short-term cash requirements to fund the construction of the Central Penn Line pipeline. At June 30, 2014, WGL Midstream had short-term cash obligations of $21.1 million related to the Central Penn Line pipeline. At September 30, 2013, WGL Midstream did not have any obligations related to the Central Penn Line pipeline. WGL Midstream derives funding to finance these activities from short-term debt issued by WGL.

WGESystems has short-term cash requirements to fund the construction and purchase of residential and commercial Solar PV generating systems. WGESystems derives funding to finance these activities from short-term debt issued by WGL.

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

For our non-utility segments, our long-term cash requirements primarily depend upon the level of investments and capital expenditures. For WGL Midstream, our investments primarily relate to providing capital for construction of the Central Penn Line pipeline. For WGESystems, our investments primarily relate to providing capital for construction of new residential and commercial solar projects.

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

Ratings Triggers and Certain Debt Covenants

Under the terms of WGL’s and Washington Gas’ credit agreements, the ratio of consolidated financial indebtedness to consolidated total capitalization cannot exceed 0.65 to 1.0 (65.0%). In addition, WGL and Washington Gas are required to inform lenders of changes in corporate existence, financial conditions, litigation, and environmental warranties that might have a material effect on debt ratings. The failure to inform the lenders’ agent of material changes in these areas might

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

constitute default under the agreements. Additionally, failure to pay principal or interest on any other indebtedness may be deemed a default under our credit agreements. A default, if not remedied, may lead to a suspension of further loans and/or acceleration in which obligations become immediately due and payable. At June 30, 2014, we were in compliance with all of the covenants under our revolving credit facilities.

For certain of its natural gas purchase and pipeline capacity agreements, if the long-term debt of Washington Gas is downgraded to or below the lower of a BBB- rating by Standard & Poor’s or a Baa3 rating by Moody’s Investors Service, or if Washington Gas is deemed by a counterparty not to be creditworthy, then the counterparty may withhold service or deliveries, or may require additional credit support. For certain other agreements, if the counterparty’s credit exposure to Washington Gas exceeds a contractually defined threshold amount, or if Washington Gas’ credit rating declines by a certain rating level, then the counterparty may require additional credit support. At June 30, 2014, Washington Gas would not be required to provide additional credit support by these arrangements if its long-term credit rating was to be downgraded by one rating level.

WGL guarantees payments for certain purchases of natural gas and electricity on behalf of WGEServices and WGL Midstream (refer to our 2013 Annual Report for a further discussion of these guarantees). If the credit rating of WGL declines, WGEServices and WGL Midstream may be required to provide additional credit support for these purchase contracts. At June 30, 2014, WGEServices and WGL Midstream would not be required to provide any additional credit support if the long-term credit rating of WGL was to be downgraded by one rating level.

Historical Cash Flows

The following table summarizes WGL’s net cash provided by (used in) operating, investing and financing activities for the nine months ended June 30, 2014 and 2013:

	Nine Months Ended June 30,
(In millions)	2014	2013	Increase / (Decrease)
Cash provided by (used in):
Operating activities	$443.0	$386.4	$56.6
Investing activities	(268.8)	(247.6)	(21.2)
Financing activities	(164.7)	(141.2)	(23.5)

Cash Flows Provided by Operating Activities

The regulated utility’s cash flows from operating activities principally reflect gas sales and deliveries and cost of operations. The volume of gas sales and deliveries is dependent primarily on factors external to the utility, such as growth of customer demand, weather, market prices for energy, economic conditions and measures that promote energy efficiency. Under revenue and weather normalization and ratemaking adjustments and decoupling mechanisms in place, changes in delivery volumes from levels assumed when rates were approved may affect the timing of cash flows but not net income. The price at which the utility provides energy to customers is determined in accordance with regulatory approved tarrifs. In general, changes in the utility’s cost of purchased power, fuel and gas may affect the timing of cash flows but not net income because the costs are recovered in accordance with rate agreements. In addition, the regulated utility’s cash flow is impacted by the timing of derivative settlements.

The non-utility cash flows from operating activities primarily reflect the timing of receipts related to solar and federal projects at commercial energy systems and the timing of receipts related to electric and gas bills for retail-energy marketing. The timing of gas purchases and sales resulting from asset optimization arrangements affect midstream energy services.

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

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Net cash flows provided by operating activities for the nine months ended June 30, 2014 was $443.0 million compared to $386.4 million for the nine months ended June 30, 2013. The change in net cash flows reflects increased sales volumes to customers due to our colder than normal weather winter heating season, timing of payments for and recovery of energy costs. Seasonal trends and timing are reflected within changes to accounts receivable, recoverable energy costs and accounts payable.

The change in regulatory assets principally reflects changes in deferred pension costs in accordance with the accounting rules for retirement benefits.

Cash Flows Used in Investing Activities

During the nine months ended June 30, 2014, cash flows used in investing activities totaled $268.8 million compared to $247.6 million for the nine months ended June 30, 2013. For both years, the cash flows primarily consisted of capital expenditures made on behalf of Washington Gas. In addition, investing activities also reflects additional investments in commercial Solar PV facilities, a partnership and other financing vehicles to directly fund residential Solar PV projects.

Cash Flows Used in Financing Activities

Cash flows used in financing activities totaled $164.7 million for the nine months ended June 30, 2014, reflecting the net retirement of $172.6 million of notes payable and long-term debt and dividends on common and preferred stock of $67.4 million. Cash flows used in financing activities totaled $141.2 million for the nine months ended June 30, 2013, reflecting the repayment of $83.3 million of notes payable and dividends on common and preferred stock of $60.1 million.

Capital Investments

The following table depicts our updated projected capital investments for the fiscal years 2014 through 2018. In addition to expenditures to extend service to new areas, ensuring safe, reliable and improved service for our utility and to grow our non-utility investments, our capital investments include an investment in a new pipeline construction project entered into during the nine months ended June 30, 2014. Refer to Note 11—Other Investments in the notes to the consolidated financial statements for further discussion about this project.

Capital Investments
(In millions)	2014	2015	2016	2017	2018	Total
New business	$82.9	$91.5	$107.7	$133.3	$122.5	$537.9
Replacements	119.9	130.4	129.8	126.7	126.7	633.5
Customer information system	13.9	27.9	34.6	7.5	—	83.9
Other utility	84.6	31.2	23.4	34.6	36.0	209.8
Total utility(a)	$301.3	$281.0	$295.5	$302.1	$285.2	$1,465.1
Pipeline investments	$6.6	60.9	74.4	252.0	62.8	456.7
Solar	120.0	100.1	100.1	100.1	100.1	520.4
Other non-utility	16.8	40.4	0.6	0.6	0.7	59.1
Total investments	$444.7	$482.4	$470.6	$654.8	$448.8	$2,501.3

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

The estimated obligations as of June 30, 2014 for future fiscal years are shown below.

Estimated Contractual Obligations and Commercial Commitments
	Years Ended September 30,
(In millions)	Total	2014	2015	2016	2017	2018	Thereafter
Pipeline and storage contracts(a)	$376.7	$5.5	$17.0	$20.0	$18.3	$27.8	$288.1
Medium-term notes(b)	621.0	30.0	45.0	—	—	50.0	496.0
Interest expense(c)	515.8	17.8	34.7	32.9	32.6	32.6	365.2
Gas purchase commitments
—Washington Gas(d)	4,890.7	137.7	226.5	297.3	341.9	334.1	3,553.2
—WGEServices(e)	245.8	52.8	143.0	38.5	10.9	0.6	—
—WGL Midstream(d)	17,021.9	14.2	2.5	28.6	304.1	983.9	15,688.6
Electric purchase commitments(f)	639.0	181.2	302.1	117.7	37.2	0.8	—
Operating leases	32.5	1.7	6.6	5.7	4.7	4.3	9.5
Business process outsourcing(g)	99.5	9.2	32.6	33.4	24.3	—	—
Other long-term commitments(h)	23.0	2.5	9.7	4.9	3.8	1.8	0.3
Total	$24,465.9	$452.6	$819.7	$579.0	$777.8	$1,435.9	$20,400.9

(a) Represents minimum payments for natural gas transportation, storage and peaking contracts that have expiration dates through fiscal year 2044. Additionally, includes minimum payments for WGEServices and WGL Midstream pipeline contracts.

(b) Represents scheduled repayment of principal. Excludes $8.3 million in debt that is anticipated to be a non-cash extinguishment of project debt financing.

(c) Represents the scheduled interest payments associated with MTNs and other long-term debt.

(d) Includes short-term commitments to purchase fixed volumes of natural gas, as well as long-term gas purchase commitments that contain fixed volume purchase requirements. Cost estimates are based on both forward market prices and option premiums for fixed volume purchases under these purchase commitments.

(e) Represents commitments based on a combination of market prices at June 30, 2014 and fixed price as well as index priced contract commitments for natural gas delivered to various city gate stations, including the cost of transportation to that point, which is bundled in the purchase price.

(f) Represents electric purchase commitments that are based on existing fixed price and fixed volume contracts. Also includes $18.3 million related to renewable energy credits.

(g) Represents fixed costs to the service provider related to the 10-year contract for business process outsourcing. These payments do not reflect potential inflationary adjustments included in the contract. Including these inflationary adjustments, required payments to the service provider could total $119.1 million over the remaining contract term.

(h) Includes Shell agreement minimum program fees, certain information technology service contracts and committed payments related to certain environmental response costs and excludes uncertain tax positions.

Note 5- Long-Term Debt of the Notes to Consolidated Financial Statements in our 2013 Annual Report includes a discussion of long-term debt, including debt maturities. Note 13—Commitments and Contingencies of the Notes to Consolidated Financial Statements in our 2013 Annual Report reflects information about the various contracts of Washington Gas, WGEServices and WGL Midstream. Additionally, refer to Note 13—Commitments and Contingencies of the Notes to Consolidated Financial Statements in this quarterly report.

Off-Balance Sheet Arrangements

WGL has provided contributions and guarantees to Meade on behalf of WGL Midstream. As of June 30, 2014, our maximum exposure to loss was $74.8 million. Refer to Note 11—Other Investments of the Notes to Consolidated Financial Statements for a further discussion of our Meade investment.

Financial Guarantees

WGL has guaranteed payments for certain purchases of natural gas and electricity and for construction investments on behalf of our non-utility subsidiaries and unconsolidated investments. At June 30, 2014, these guarantees totaled $507.9 million. The amount of such guarantees is periodically adjusted to reflect changes in the level of financial exposure related to these commitments. For all of our financial guarantees, WGL may cancel any or all future obligations upon written notice to

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

the counterparty, but WGL would continue to be responsible for the obligations created under the guarantees prior to the effective date of the cancellation. WGL has also guaranteed payments for certain of our external partners. At June 30, 2014, these guarantees totaled $15.4 million.

Central Penn Line Pipeline

In February, 2014, WGL Midstream entered into a limited liability company agreement and formed Meade, with COG Holdings LLC, Vega Midstream MPC LLC, and River Road Interests LLC.

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

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Washington Gas, WGEServices and WGL Midstream are also subject to the collateral requirements of their counterparties. At June 30, 2014, Washington Gas, WGEServices and WGL Midstream provided $11.6 million, $6.5 million and $14.3 million in cash collateral to counterparties, respectively.

The following table provides information on our credit exposure, net of collateral, to wholesale counterparties as of June 30, 2014 for Washington Gas, WGEServices and WGL Midstream, separately.

Credit Exposure to Wholesale Counterparties (In millions)
Rating(a)	Exposure Before Credit Collateral(b)	Offsetting Credit Collateral Held(c)	Net Exposure	Number of Counterparties Greater Than 10%(d)	Net Exposure of Counterparties Greater Than 10%
Washington Gas
Investment Grade	$17.6	$—	$17.6	3	$13.5
Non-Investment Grade	4.1	3.0	1.1	1	1.1
No External Ratings	4.3	—	4.3	—	—
WGEServices
Investment Grade	$44.5	$—	$44.5	1	$33.0
Non-Investment Grade	5.4	5.4	—	—	—
No External Ratings	0.1	—	0.1	—	—
WGL Midstream
Investment Grade	$4.9	$—	$4.9	4	$4.7
Non-Investment Grade	—	—	—	—	—
No External Ratings	0.2	—	0.2	—	—

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

The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Regulated Utility segment’s energy-related derivatives during the nine months ended June 30, 2014:

Regulated Utility Segment

Changes in Fair Value of Energy-Related Derivatives

(In millions)
Net assets (liabilities) at September 30, 2013	$(107.7)
Net fair value of contracts entered into during the period	3.5
Other changes in net fair value	(353.7)
Realized net settlement of derivatives	56.1
Net assets (liabilities) at June 30, 2014	$(401.8)

Regulated Utility Segment

Roll Forward of Energy-Related Derivatives

(In millions)
Net assets (liabilities) at September 30, 2013	$(107.7)
Recorded to income	(125.7)
Recorded to regulatory assets/liabilities	(224.5)
Realized net settlement of derivatives	56.1
Net assets (liabilities) at June 30, 2014	$(401.8)

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

The maturity dates of our net assets (liabilities) associated with the Regulated Utility segment’s energy-related derivatives recorded at fair value at June 30, 2014, is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Regulated Utility Segment

Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

	Years Ended September 30,
(In millions)	Total	Remainder 2014	2015	2016	2017	2018	Thereafter
Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	(4.9)	(0.8)	(2.7)	(0.8)	(0.4)	(0.2)	—
Level 3 — Significant unobservable inputs	(396.9)	(5.8)	(33.6)	(34.8)	(49.7)	(42.1)	(230.9)
Total net assets (liabilities) associated with our energy-related derivatives	$(401.8)	$(6.6)	$(36.3)	$(35.6)	$(50.1)	$(42.3)	$(230.9)

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

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Retail Energy-Marketing segment’s energy-related derivatives during the nine months ended June 30, 2014:

Retail Energy-Marketing Segment

Changes in Fair Value of Energy-Related Derivatives

(In millions)
Net liabilities at September 30, 2013	$(10.4)
Net fair value of contracts entered into during the period	0.8
Other changes in net fair value	16.9
Realized net settlement of derivatives	(7.6)
Net assets (liabilities) at June 30, 2014	$(0.3)

Retail Energy-Marketing Segment

Roll Forward of Energy-Related Derivatives

(In millions)
Net liabilities at September 30, 2013	$(10.4)
Recorded to income	14.2
Recorded to accounts payable	3.5
Realized net settlement of derivatives	(7.6)
Net assets (liabilities) at June 30, 2014	$(0.3)

The maturity dates of our net assets (liabilities) associated with the Retail Energy-Marketing segments’ energy-related derivatives recorded at fair value at June 30, 2014 is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Retail Energy-Marketing Segment

Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

	Years Ended September 30,
(In millions)	Total	Remainder 2014	2015	2016	2017	2018	Thereafter
Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	2.3	(0.6)	3.8	(0.9)	—	—	—
Level 3 — Significant unobservable inputs	(2.6)	1.6	(1.9)	(2.1)	(0.2)	—	—
Total net assets (liabilities) associated with our energy-related derivatives	$(0.3)	$1.0	$1.9	$(3.0)	$(0.2)	$—	$—

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

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Midstream Energy Services segments’ energy-related derivatives during the nine months ended June 30, 2014:

Midstream Energy Services Segment

Changes in Fair Value of Energy-Related Derivatives

(In millions)
Net assets at September 30, 2013	$(10.5)
Net fair value of contracts entered into during the period	(43.4)
Other changes in net fair value	(29.7)
Realized net settlement of derivatives	29.3
Net assets (liabilities) at March 31, 2014	$(54.3)

Midstream Energy Services Segment

Roll Forward of Energy-Related Derivatives

(In millions)
Net assets at September 30, 2013	$(10.5)
Recorded to income	(73.1)
Realized net settlement of derivatives	29.3
Net assets (liabilities) at March 31, 2014	$(54.3)

The maturity dates of our net assets (liabilities) associated with the Midstream Energy Services segments’ energy-related derivatives recorded at fair value at June 30, 2014 is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Midstream Energy Services Segment

Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

	Years Ended September 30,
(In millions)	Total	Remainder 2014	2015	2016	2017	2018	Thereafter
Level 1—Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2—Significant other observable inputs	8.5	8.5	—	—	—	—	—
Level 3—Significant unobservable inputs	(62.8)	—	—	(7.6)	(8.2)	(11.0)	(36.0)
Total net assets associated with our energy-related derivatives	$(54.3)	$8.5	$—	$(7.6)	$(8.2)	$(11.0)	$(36.0)

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

Value-at-Risk

WGEServices measures the market risk of its energy commodity portfolio by determining its value-at-risk. Value-at-risk is an estimate of the maximum loss that can be expected at some level of probability if a portfolio is held for a given time period. The value-at-risk calculation for natural gas and electric portfolios include assumptions for normal weather, new customers and renewing customers for which supply commitments have been secured. Based on a 95% confidence interval for a one-day holding period, WGEServices’ value-at-risk at June 30, 2014 was approximately $120,000 and $113,000, related to its natural gas and electric portfolios, respectively. At September 30, 2013, WGEServices’ value-at-risk was approximately $14,900 and $36,100, related to its natural gas and electric portfolios, respectively. The increases to WGEServices’ value-at-risk natural gas and electric portfolios were driven by increased market prices as a result of colder than normal weather. At June 30, 2014, the high, low and average value-at-risk for natural gas are noted in the table below.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

WGEServices

Value-at-Risk at June 30, 2014

(In thousands)	High	Low	Average
Natural Gas	$397.0	$13.9	$103.8
Electric Portfolio	284.7	10.1	55.7
Total	$681.7	$24.0	$159.5

Interest-Rate Risk

We are exposed to interest-rate risk associated with our short-term and long-term financing. WGL utilizes derivative instruments from time to time in order to minimize its exposure to the risk of interest-rate volatility.

Short-Term Debt. At June 30, 2014 and September 30, 2013, WGL and its subsidiaries had outstanding notes payable of $237.5 million and $373.1 million, respectively. The carrying amount of our short-term debt approximates fair value. In the current quarter, a change of 100 basis points in the underlying average interest rate for our short-term debt would have caused a change in interest expense of approximately $3.0 million.

Long-Term Debt. At June 30, 2014, we had outstanding fixed-rate MTNs and other long-term debt of $599.2 million, excluding current maturities and unamortized discounts. While fixed-rate debt does not expose us to earnings risk when market interest rates change, such debt is subject to changes in fair value. Fair value is defined as the present value of the debt securities’ future cash flows discounted at interest rates that reflect market conditions as of the measurement date. As of June 30, 2014, the fair value of our fixed-rate debt was $732.4 million. Our sensitivity analysis indicates that fair value would increase by approximately $26.6 million or decrease by approximately $24.9 million if interest rates were to decline or increase by 10%, respectively, from current market levels. In general, such an increase or decrease in fair value would impact earnings and cash flows only if Washington Gas were to reacquire some or all of these instruments in the open market prior to their maturity.

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

Weather Risk

We are exposed to various forms of weather risk in both our regulated utility and non-utility business segments. To the extent Washington Gas does not have weather related instruments or billing adjustment mechanisms in place, its revenues are volume driven and its current rates are based upon an assumption of normal weather. Without weather protection strategies, variations from normal weather will cause our earnings to increase or decrease depending on the weather pattern. Washington Gas currently has a weather protection strategy that is designed to neutralize the estimated financial effects of weather on its net income for Virginia and Maryland. In the District of Columbia, we have an open Weather Normalization Adjustment (WNA) filing, and due to recent rate case decisions and the pricing environment, we did not hedge against exposure to weather in the District of Columbia during the nine months ended June 30, 2014.

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

RESULTS OF OPERATIONS—Three Months Ended June 30, 2014 vs. June 30, 2013

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

Washington Gas’ net loss applicable to common stock was $0.3 million for the three months ended June 30, 2014, compared to a net loss of $4.3 million reported for the same period of the prior fiscal year. The comparison primarily reflects the following:

•	higher revenues related to growth of more than 12,400 average active customer meters;

•	higher realized margins and unrealized mark-to-market valuations associated with our asset optimization program;

•	rate recovery related to the accelerated pipeline replacement programs;

•	higher revenues due to new base rates in the District of Columbia and Maryland and

•	a decrease in the effective tax rate.

Partially offsetting these favorable variances were:

•	higher operation and maintenance expenses and

•	higher depreciation expense due to the growth in our investment in utility plant.

Key gas delivery, weather and meter statistics are shown in the table below for the three months ended June 30, 2014 and 2013.

Gas Deliveries, Weather and Meter Statistics

	Three Months Ended
	June 30,		Increase/
	2014	2013	(Decrease)
Gas Sales and Deliveries (millions of therms)
Firm
Gas sold and delivered	93.2	95.4	(2.2)
Gas delivered for others	76.4	74.3	2.1
Total firm	169.6	169.7	(0.1)
Interruptible
Gas sold and delivered	0.3	0.4	(0.1)
Gas delivered for others	52.7	50.4	2.3
Total interruptible	53.0	50.8	2.2
Electric generation—delivered for others	33.9	55.3	(21.4)
Total deliveries	256.5	275.8	(19.3)

Degree Days
Actual	277	300	(23)
Normal	295	299	(4)
Percent colder (warmer) than normal	(6.1)%	0.3%	n/a
Average active customer meters	1,119,953	1,107,472	12,481
New customer meters added	2,913	3,086	(173)

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

During the three months ended June 30, 2014, total gas deliveries to firm customers were 169.6 million therms, a decrease of 0.1 million therms from 169.7 million therms delivered in the same period of the prior fiscal year. This comparison in natural gas deliveries to firm customers primarily reflects warmer weather in the current quarter than in the same quarter of the prior year mostly offset by higher customer usage and an increase in average active customer meters of 12,481.

Weather, when measured by HDDs was 6.1% warmer than normal for the three months ended June 30, 2014, compared to 0.3% colder than normal for the same period of the prior fiscal year. For the three months ended June 30, 2014 and 2013, there were no material effects on net income attributed to colder or warmer weather.

Gas Service to Interruptible Customers. Washington Gas must curtail or interrupt service to this class of customer when the demand by firm customers exceeds specified levels. Therm deliveries to interruptible customers increased by 2.2 million therms during the three months ended June 30, 2014, compared to the same period of the prior fiscal year, reflecting less demand to serve firm customers based on warmer than normal weather.

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

Gas Service for Electric Generation. Washington Gas delivers natural gas for use at two electric generation facilities in Maryland that are each owned by companies independent of WGL. During the three months ended June 30, 2014, deliveries to these customers decreased by 21.4 million therms when compared to the same period of the prior fiscal year. Washington Gas shares with firm customers a significant majority of the margins earned from natural gas deliveries to these customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not materially affect either net revenues or net income.

RESULTS OF OPERATIONS—Nine Months Ended June 30, 2014 vs. June 30, 2013

Washington Gas’ net income applicable to common stock was $87.9 million for the nine months ended June 30, 2014 compared to net income of $111.5 million for the same period of the prior fiscal year. The decrease in net income primarily reflects the following:

•	higher unrealized losses associated with our asset optimization program;

•	higher expenses related to operations and maintenance activities; and

•	higher depreciation expense due to the growth in our investment in utility plant.

Partially offsetting these unfavorable variances were:

•	higher revenues related to growth of more than 12,300 average active customer meters;

•	higher revenues due to new base rates in the District of Columbia and Maryland;

•	higher revenues attributed to the colder weather impact in 2014 that was not offset by weather protection;

•	higher realized margins associated with our asset optimization program and

•	a decrease in the effective tax rate primarily due to the reinstatement of regulatory assets related to the tax effect of Med D and tax sharing among the consolidated affiliates.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Gas Deliveries, Weather and Meter Statistics

	Nine Months Ended
	June 30,		Increase/
	2014	2013	(Decrease)
Gas Sales and Deliveries (millions of therms)
Firm
Gas sold and delivered	885.4	789.2	96.2
Gas delivered for others	485.3	437.4	47.9
Total firm	1,370.7	1,226.6	144.1
Interruptible
Gas sold and delivered	1.8	2.5	(0.7)
Gas delivered for others	222.5	227.5	(5.0)
Total interruptible	224.3	230.0	(5.7)
Electric generation—delivered for others	93.0	120.9	(27.9)
Total deliveries	1,688.0	1,577.5	110.5

Degree Days
Actual	4,111	3,760	351
Normal	3,738	3,762	(24)
Percent colder (warmer) than normal	10.0%	(0.1)%	n/a
Average active customer meters	1,116,530	1,104,145	12,385
New customer meters added	9,963	8,858	1,105

Gas Service to Firm Customers. During the nine months ended June 30, 2014 total gas deliveries to firm customers were 1,370.7 million therms, an increase of 144.1 million therms, compared to 1,226.6 million therms delivered in the same period of the prior fiscal year. This comparison in natural gas deliveries to firm customers primarily reflects colder weather in the current period than in the same period of the prior year and an increase of average active customer meters of 12,385.

Weather, when measured by HDDs was 10.0% colder than normal for the nine months ended June 30, 2014, compared to 0.1% warmer than normal for the same period of the prior fiscal year. There was a $ 5.4 million favorable impact to net income attributed to colder weather for the nine months ended June 30, 2014 compared to the prior year and no material effects on net income attributed to colder or warmer weather for the nine months ended June 30, 2013.

Gas Service to Interruptible Customers. Therm deliveries to interruptible customers decreased by 5.7 million therms during the nine months ended June 30, 2014 compared to the same period of the prior fiscal year, reflecting increased interruptions to serve firm customers’ increased demand due to cold weather.

Gas Service for Electric Generation. Washington Gas delivers natural gas for use at two electric generation facilities in Maryland that are each owned by companies independent of WGL. During the nine months ended June 30, 2014, deliveries to these customers decreased by 27.9 million therms when compared to the same period of the prior fiscal year. Washington Gas shares with firm customers a significant majority of the margins earned from natural gas deliveries to these customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not materially affect either net revenues or net income.

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

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

District of Columbia Jurisdiction

Accelerated Pipe Replacement Plan. On August 15, 2013, Washington Gas filed a request for approval with the PSC of DC of a plan and surcharge mechanism to recover the associated costs for the first five years of the plan. Washington Gas proposes to replace bare and/or unprotected steel services, bare and targeted unprotected steel main, and cast iron main in its distribution system in the District of Columbia at an estimated five-year cost of $110 million. Comments and replies were filed by interested parties. On March 31, 2014, the PSC of DC issued an order conditionally approving the plan, contingent on Washington Gas submitting an implementation plan and other information directed in the Order, by April 30, 2014. Washington Gas filed responsive information, as directed, and sought reconsideration/clarification on several issues in the Order. The PSC of DC granted Washington Gas’ application for reconsideration/clarification. The case is pending action by the PSC of DC.

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

Maryland Jurisdiction

Maryland Base Rate Case. On November 22, 2013, the PSC of Maryland issued an order granting an overall increase of $8.9 million, based on the capital structure recommended by the Staff of the PSC. The order approved a return on equity of 9.50% resulting in an overall rate of return of 7.70%. The order also clarified that Washington Gas was authorized to establish a regulatory asset and amortize the costs related to the change in tax treatment of Med D. Finally, the PSC of MD denied Washington Gas’ appeal on recovery of the costs to initiate the outsourcing agreement with Accenture, LLP. As a result of this order, Washington Gas established a Med D regulatory asset in the first quarter of fiscal year 2014 and has begun amortizing the balance. On December 20, 2013, Washington Gas filed a request for rehearing and an appeal with the Baltimore City Circuit Court appealing the PSC of MD’s rulings on capital structure, return on equity, and recovery of the costs to initiate the outsourcing agreement. The case is pending action by the court on the appeal. In May 2014, the Baltimore City Circuit Judge consolidated three rate cases on appeal, granted leave for the parties to designate which portion of the record from cases will be transmitted by the PSC of MD to the Court, and set a procedural schedule for briefing and oral argument. The Court set a hearing in the case for September 23, 2014 for oral argument. A written order is expected to be issued at some time after the hearing.

Maryland Strategic Infrastructure Development and Enhancement Plan. On November 7, 2013, pursuant to a new law in Maryland, Washington Gas filed an application with the PSC of MD for authority to implement a STRIDE Plan and to recover the reasonable and prudent costs associated with the infrastructure replacements through monthly surcharges. The surcharge may not exceed $2.00 per month for residential customers. Under the new law, “eligible infrastructure” means replacement or improvement of existing infrastructure of a gas company that (i) is made on or after June 1, 2013; (ii) is designed to improve public safety or infrastructure reliability; (iii) does not increase revenue of a gas company by connecting directly to new customers; (iv) reduces or has the potential to reduce greenhouse gas emissions through a reduction in leaks; and (v) is not included in the current rate base of the gas company. In the application, Washington Gas proposes to invest approximately $200 million in the initial five years of a 22-year overall plan. The STRIDE Plan will enable Washington Gas to expedite replacement of aging infrastructure in its distribution system in Maryland. The new law provides that the Commission must approve the cost-recovery schedule associated with the STRIDE Plan at the same time that it approves the Plan and has 180 days to issue a final decision on Washington Gas’ request.

On May 6, 2014, the PSC of MD issued an order which conditionally approved Washington Gas’ proposed STRIDE Plan with a January 1, 2014 start date. The PSC of MD authorized Washington Gas to substitute eligible infrastructure replacement projects contingent on review and approval by the PSC of MD. On June 4, 2014, Washington Gas filed its proposed project list for calendar year 2014 and proposed surcharges to collect the associated revenue requirement over the six months July through December 2014. On July 9, 2014, the PSC of MD issued a letter order approving Washington Gas’ 2014 project list and revised surcharges permitting Washington Gas to collect the associated revenue requirement over the five months August through December 2014. On June 5, 2014, the Maryland Office of People’s Counsel filed an appeal of the PSC of MD’s May 6, 2014 order with the Circuit Court for Baltimore City. Washington Gas filed a notice on June 13, 2014 that it intends to participate in the appeal. A procedural schedule for the appeal has not yet been set by the Circuit Court.

Virginia Jurisdiction

Affiliate Transactions. On June 16, 2011, Washington Gas submitted an application to the SCC of VA requesting approval of three affiliate transactions with WGL Midstream: (i) the transfer to WGL Midstream of the remainder of the term of two agreements for natural gas storage service at the WSS and ESS storage fields; (ii) the sale to WGL Midstream of any

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (concluded)

storage gas balances associated with the WSS and ESS agreements; and (iii) the assignment to WGL Midstream of Washington Gas’ rights to buy base gas in the WSS storage field. The SCC of VA did not approve the transfer of the agreements on the grounds that ratepayers funded a portion of the costs associated with the assets. On June 5, 2013, Washington Gas filed a petition requesting the SCC of VA to issue a declaratory judgment that the proposed capacity releases are governed by the FERC and the SCC of VA does not have jurisdiction over the transaction.

On October 31, 2013, the Senior Hearing Examiner issued a report finding that the SCC of VA has jurisdiction over the proposed transfers. Washington Gas filed comments on the report on December 5, 2013. The SCC of VA issued an Order on May 14, 2014, remanding the case for hearing, which has been scheduled for November 18, 2014. Testimony from Washington Gas and the Staff is due on August 15, 2014 and October 15, 2014, respectively. The case is pending review by the SCC of VA.

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

ITEM 4. CONTROLS AND PROCEDURES—WGL Holdings, Inc.

Senior management, including the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer of WGL, evaluated the effectiveness of WGL’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2014. Based on this evaluation process, the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that disclosure controls and procedures of WGL are effective. There have been no changes in the internal control over financial reporting of WGL during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of WGL.

ITEM 4. CONTROLS AND PROCEDURES—Washington Gas Light Company

Senior management, including the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer of Washington Gas, evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) of Washington Gas as of June 30, 2014. Based on this evaluation process, the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures of Washington Gas are effective. There have been no changes in the internal control over financial reporting of Washington Gas during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Washington Gas.

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

WGL Holdings has been cooperating with a Department of Justice (“the Government”) investigation of some of the federal contracting activities of one of its non-utility subsidiaries, Washington Gas Energy Systems, Inc. (“WGESystems”). The Government’s investigation concerns certain American Recovery and Reinvestment Act projects bid out by the General Services Administration in 2010, in which WGESystems participated as a subcontractor to an 8(a) prime contractor under the Small Business Administration’s 8(a) Business Development Program. Although the Government’s investigation is ongoing, WGL Holdings has been advised that the Government believes a criminal resolution is appropriate as to WGESystems. WGESystems ceased seeking opportunities as a subcontractor to 8(a) prime contractors in the same year they began in 2010, well before it was informed of the Government’s investigation.

WGESystems provides energy efficient and sustainable solutions to governmental and commercial clients as a part of WGL Holdings’ Commercial Energy Systems segment. On a cumulative basis over the last three fiscal years, WGESystems’ federal subcontracting business has contributed less than 0.6% of WGL Holdings’ net income. The total value of the contracts in which WGESystems participated as a subcontractor in the 8(a) program is approximately $44 million; however, we understand the Government’s concerns as they relate to WGESystems to be focused on a subset of those contracts, we believe totaling approximately $18.0 million.

WGL Holdings continues to cooperate with the investigation. Given the Government’s stated intention, we believe a loss is probable. However, in light of the uncertainties and variables involved in an investigation of this type, WGL Holdings is unable to estimate either the timing or the amount of the loss associated with this matter; therefore, we have not accrued for any losses with regard to this investigation at this time. We do not expect that the resolution of this matter will have a material adverse effect on WGL Holdings’ business, financial condition or cash flows although the resolution of the matter in any particular period could have a material adverse effect on our results of operations for that particular period.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6. EXHIBITS

Exhibits:

Schedule/ Exhibit	Description
(a)(3)	Exhibits

Exhibits Filed Herewith:

3	Bylaws of Washington Gas Light Company as amended on July 28, 2014.

31.1	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vincent L. Ammann, Jr., the Senior Vice President and Chief Financial Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Vincent L. Ammann, Jr., the Senior Vice President and Chief Financial Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer, and Vincent L. Ammann, Jr., the Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document:

101.SCH	XBRL Schema Document:

101.CAL	XBRL Calculation Linkbase Document:

101.LAB	XBRL Labels Linkbase Document:

101.PRE	XBRL Presentation Linkbase Document:

101.DEF	XBRL Definition Linkbase Document. Exhibits Incorporated by Reference:

3	Articles of Incorporation & Bylaws:

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

WGL HOLDINGS, INC. and WASHINGTON GAS LIGHT COMPANY (Co-registrants)

Date: August 6, 2014	/s/ William R. Ford
William R. Ford
Vice President and Chief Accounting Officer (Principal Accounting Officer)