Form 10-Q/A
period 2014-06-30
WGL HOLDINGS INC; WASHINGTON GAS LIGHT CO
filed 2014-10-15
CIK 1103601, 104819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Amendment No. 1”) of WGL Holdings, Inc. and Washington Gas Light Company (“the Companies”) for the three and nine months ended June 30, 2014, originally filed with the Securities and Exchange Commission (the “SEC”) on August 6, 2014 (the “Form 10-Q”), is being filed to correct a clerical error in the certification which was included in Exhibit 32 to the Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. As a result, the Companies have included new certifications as reflected in Exhibits 31.1, 31.2, 31.3, 31.4 and 32. No other changes have been made to the Form 10-Q.

Except as set forth above, this Amendment No. 1 does not modify or update any disclosures in the Form 10-Q. While the Companies are filing this Amendment No. 1 only to include new certifications in Exhibits 31.1, 31.2, 31.3, 31.4 and 32, for convenience and ease of reference, the Companies are filing the entire Form 10-Q, including all exhibits. Accordingly, this Amendment No. 1 should be read in conjunction with the Companies’ other filings made with the SEC.

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

WGL HOLDINGS, INC. and WASHINGTON GAS LIGHT COMPANY (Co-registrants)

Date: October 14, 2014	/s/ William R. Ford
William R. Ford
Vice President and Chief Accounting Officer (Principal Accounting Officer)