Form 10-K
period 2014-09-30
WGL HOLDINGS INC; WASHINGTON GAS LIGHT CO
filed 2014-11-21
CIK 1103601, 104819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2014

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

Securities registered pursuant to Section 12(b) of the Act (as of September 30, 2014):
Title of each class	Name of each exchange on which registered
WGL Holdings, Inc. common stock, no par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act (as of September 30, 2014):
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

Indicate by check mark whether each registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
(Do not check if a smaller reporting company)

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes [   ]  No [X]

The aggregate market value of the voting common equity held by non-affiliates of the registrant, WGL Holdings, Inc., amounted to $2,064,823,797 as of March 31, 2014.

WGL Holdings, Inc. common stock, no par value outstanding as of October 31, 2014: 49,708,750 shares.

All of the outstanding shares of common stock ($1 par value) of Washington Gas Light Company were held by WGL Holdings, Inc. as of October 31, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of WGL Holdings, Inc.’s definitive Proxy Statement and Washington Gas Light Company’s definitive Information Statement in connection with the 2015 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and 14C not later than 120 days after September 30, 2014, are incorporated in Part III of this report.

WGL Holdings, Inc.

Washington Gas Light Company

For the Fiscal Year Ended September 30, 2014

(i)

WGL Holdings, Inc.

Washington Gas Light Company

INTRODUCTION

FILING FORMAT

This annual report on Form 10-K is a combined report being filed by two separate registrants: WGL Holdings, Inc. (WGL) and Washington Gas Light Company (Washington Gas). Except where the content clearly indicates otherwise, any reference in the report to “WGL,” “we,” “us” or “our” is to the holding company or the consolidated entity of WGL Holdings and all of its subsidiaries, including Washington Gas which is a distinct registrant that is a wholly owned subsidiary of WGL.

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (Management’s Discussion) included under Item 7 is divided into two major sections for WGL and Washington Gas. The Consolidated Financial Statements of WGL and the Financial Statements of Washington Gas are included under Item 8 as well as the Notes to Consolidated Financial Statements that are presented on a combined basis for both WGL and Washington Gas.

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

Accelerated Pipe Replacement Programs: Programs focused on replacement activities, targeting specific piping materials, installed years and/or locations which are undertaken on an expedited basis in an effort to improve safety, system reliability and to reduce potential greenhouse gas emissions.

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

CARE Ratemaking Adjustment (CRA): A billing mechanism in the state of Virginia that is designed to minimize the effect of factors such as conservation on utility net revenues.

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

Distributed Generation Assets: Assets that use renewable energy sources including Solar Photovoltaic (Solar PV) systems, combined heat and power plants, and natural gas fuel cells to generate electricity near the point of consumption.

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

Revenue Normalization Adjustment (RNA): A regulatory billing mechanism in the state of Maryland designed to stabilize the level of net revenues collected from customers by eliminating the effect of deviations in customer usage caused by variations in weather from normal levels, and other factors such as conservation.

Steps to Advance Virginia’s Energy Plan (SAVE Plan): A plan that provides for accelerated recovery mechanisms for costs of eligible infrastructure replacement programs in the state of Virginia.

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

Sendout: The total gas that is produced, purchased, or withdrawn from storage within a certain interval of time. Gas sendout is comprised of natural gas sales, exchanges, deliveries, natural gas used by the company and unaccounted-for gas.

Strategic Infrastructure Development and Enhancement Plan (STRIDE Plan): A plan to recover the reasonable and prudent costs associated with infrastructure replacements through monthly surcharges in the state of Maryland.

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

WGL: WGL Holdings, Inc. is a holding company that is the parent company of Washington Gas Light Company and other subsidiaries.

WGL Midstream: WGL Midstream, Inc. is a subsidiary of Washington Gas Resources that engages in acquiring and optimizing natural gas storage and transportation assets.

WGEServices: Washington Gas Energy Services, Inc. is a subsidiary of Washington Gas Resources Corporation that sells natural gas and electricity to retail customers on an unregulated basis.

WGSW: WGSW, Inc. is a subsidiary of Washington Gas Resources Corporation that was formed to invest in certain renewable energy projects.

WGL Holdings, Inc.

Washington Gas Light Company

Part I

Item 1. Business

ITEM 1.  BUSINESS

CORPORATE OVERVIEW

WGL HOLDINGS, INC.

WGL Holdings, Inc. (WGL) was established on November 1, 2000 as a Virginia corporation. Through our wholly owned subsidiaries, we sell and deliver natural gas and provide energy-related products and services to customers primarily in the District of Columbia and the surrounding metropolitan areas in Maryland and Virginia, though our non-utility segments provide various energy services in 31 states and the District of Columbia. WGL promotes the efficient use of clean natural gas and renewable energy to improve the environment for the benefit of customers, investors, employees, and the communities it serves. WGL owns all of the shares of common stock of Washington Gas Light Company (Washington Gas), Washington Gas Resources, Hampshire Gas Company (Hampshire) and Crab Run Gas Company (Crab Run). Washington Gas Resources owns four unregulated subsidiaries that include Washington Gas Energy Services, Inc. (WGEServices), Washington Gas Energy Systems, Inc. (WGESystems), WGL Midstream, Inc. (WGL Midstream) and WGSW, Inc. (WGSW).

*Holding company whose	stand alone results are reported in “other activities”.

Industry Segments

Our segments include Regulated Utility, Retail Energy-Marketing, Commercial Energy Systems and Midstream Energy Services. Transactions and activities not specifically identified in one of these four segments are reported as “Other Activities.” The four segments are described below.

WGL Holdings, Inc.

Washington Gas Light Company

Part I

Item 1. Business (continued)

REGULATED UTILITY SEGMENT

Washington Gas Light Company

The regulated utility segment consists of Washington Gas and Hampshire and represents approximately 82% of WGL’s total assets. Washington Gas is a regulated public utility that sells and delivers natural gas to retail customers in accordance with tariffs approved by regulatory commissions in the District of Columbia and adjoining areas in Maryland, Virginia and several cities and towns in the northern Shenandoah Valley of Virginia. Washington Gas has been engaged in the natural gas distribution business since its incorporation by an Act of Congress in 1848. Washington Gas has been a Virginia corporation since 1953 and a corporation of the District of Columbia since 1957.

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

At September 30, 2014, Washington Gas’ service area had a population estimated at 5.8 million and included almost 2.2 million households and commercial structures. Washington Gas operations are such that the loss of any one customer or group of customers would not have a significant adverse effect on its business. The following table lists the number of active customer meters and therms delivered by jurisdiction as of and for the year ended September 30, 2014 and 2013, respectively.

Active Customer Meters and Therms Delivered by Jurisdiction
Jurisdiction	Active Customer Meters as of September 30, 2014	Millions of Therms Delivered Fiscal Year Ended September 30, 2014	Active Customer Meters as of September 30, 2013	Millions of Therms Delivered Fiscal Year Ended September 30, 2013

District of Columbia	155,993	317.8	154,982	300.4
Maryland	454,273	891.7	448,916	865.7
Virginia	506,777	679.4	501,225	614.8

Total	1,117,043	1,888.9	1,105,123	1,780.9

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

Factors critical to the success of the regulated utility segment include: (i) operating a safe and reliable natural gas distribution system; (ii) having sufficient natural gas supplies to meet customer demands; (iii) being competitive with other sources of energy such as electricity, fuel oil and propane; (iv) having access to sources of liquidity; (v) recovering the costs and expenses of this business in the rates charged to customers and (vi) earning a just and reasonable rate of return on invested capital. The regulated utility segment reported total operating revenues related to gas sales and deliveries to external customers of approximately $1.4 billion, $1.2 billion, and $1.1 billion in fiscal years ended September 30, 2014, 2013 and 2012, respectively.

Regulatory Environment

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

Seasonality of Business Operations

Washington Gas’ business is weather-sensitive and seasonal because the majority of its business is derived from residential and small commercial customers who use natural gas for space heating. Excluding deliveries for electric generation, in fiscal year 2014 and 2013, approximately 79% and 77%, respectively, of the total therms delivered in Washington Gas’ service area occurred during its first and second fiscal quarters. Washington Gas’ earnings are typically generated during these two quarters, and Washington Gas historically incurs net losses in the third and fourth fiscal quarters. The seasonal nature of the business creates large variations in short-term cash requirements, primarily due to the fluctuations in the level of customer accounts receivable, unbilled revenues and storage gas inventories. Washington Gas finances these seasonal requirements primarily through the sale of commercial paper and unsecured short-term bank loans. For information on our management of weather risk, refer to the section entitled “Weather Risk” in Management’s Discussion and Analysis. For information about management of cash requirements, refer to the section entitled “Liquidity and Capital Resources” in Management’s Discussion and Analysis.

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

WGL Holdings, Inc.

Washington Gas Light Company

Part I

Item 1. Business (continued)

Washington Gas obtains natural gas supplies that originate from multiple regions throughout the United States and Canada. At September 30, 2014 and 2013, Washington Gas had service agreements with four pipeline companies that provided firm transportation and/or storage services directly to Washington Gas’ city gate. For fiscal years 2014 and 2013, these contracts have expiration dates ranging from fiscal years 2015 to 2032 and 2014 to 2029, respectively.

Transportation and Storage Additions

Washington Gas has contracted with various interstate pipeline and storage companies to add to its storage and transportation capacity. The following projects are in progress to increase Washington Gas’ transportation and/or storage capacity.

Transportation and Storage Capacity Additions (in therms)
Pipeline Service Provider	Daily Capacity	Annual Capacity	In-Service Date (Fiscal Year)

Dominion Transmission Inc. Alleghany Storage	1 million	60 million	2015

Transcontinental Gas Pipe Line Company	0.75 million	11 million	2015

Transcontinental Gas Pipe Line Company, LLC Leidy Southeast	1.65 million	60 million	2016

Washington Gas will continue to monitor other opportunities to acquire or participate in obtaining additional pipeline and storage capacity that will support customer growth and improve or maintain the high level of service expected by its customer base.

Asset Optimization Derivative Contracts

Under the asset optimization program, Washington Gas utilizes its storage and transportation capacity resources when they are not being used to serve its utility customers. Washington Gas executes commodity-related physical and financial contracts in the form of forwards, futures and options as part of an asset optimization program that is managed by its internal staff. These transactions are accounted for as derivatives. The objective of this program is to derive a profit to be shared with its utility customers. Washington Gas enters into these derivative transaction contracts to secure operating margins that will ultimately be shared between Washington Gas customers and shareholders. Because these sharing mechanisms are approved by our regulators in all three jurisdictions, any changes in fair value of the derivatives are recorded through earnings or as regulatory assets or liabilities if realized gains and losses will be included in the rates charged to customers.

The derivatives used under this program are subject to fair value accounting treatment which may cause significant period-to-period volatility in earnings from unrealized gains and losses associated with changes in fair value for the portion of net profits attributed to shareholders. However, this volatility does not change the secured operating margins that Washington Gas expects to realize from these transactions. All physically and financially settled contracts under our asset optimization program are reported on a net basis in the statements of income in “Utility cost of gas.” Total net margins including unrealized gains and losses recorded to “Utility cost of gas” after sharing and management fees associated with all asset optimization transactions for the year ended September 30, 2014 and the prior two fiscal years were net losses of $35.4 million and $33.2 million and a net gain of $28.3 million, respectively.

Refer to the sections entitled “Results of Operations — Regulated Utility” and “Market Risk” in Management’s Discussion and Analysis for further discussion of the asset optimization program and its effect on earnings.

Annual Sendout

As reflected in the table below, Washington Gas received natural gas from multiple sources in fiscal year 2014 and expects to use those same sources to satisfy customer demand in fiscal year 2015. Firm transportation denotes gas transported directly to the entry point of Washington Gas’ distribution system in contractual volumes. Transportation storage denotes volumes stored by a pipeline during the spring, summer and fall for withdrawal and delivery to the Washington Gas distribution system during the winter heating season to meet load requirements. Peak load requirements are met by: (i) underground natural gas storage at the Hampshire storage field; (ii) the local production of propane air plants located at Washington Gas-owned facilities in Rockville, Maryland (Rockville Station) and in Springfield, Virginia (Ravensworth Station) and (iii) other peak-shaving resources. Unregulated third party marketers acquire interstate pipeline and storage capacity and the natural gas commodity on behalf of Washington Gas’ delivery service customers under customer choice programs. Washington Gas also provides transportation, storage and peaking resources to unregulated third party marketers (refer to the section entitled “Natural Gas Unbundling”). These retail marketers have natural gas delivered to the entry point of Washington Gas’ distribution system on behalf of those utility customers that have decided to acquire their natural gas commodity on an unbundled basis, as discussed below.

WGL Holdings, Inc.

Washington Gas Light Company

Part I

Item 1. Business (continued)

Excluding the sendout of sales and deliveries of natural gas used for electric generation, the following table outlines total sendout of the system. The sources of delivery and related volumes that were used to satisfy the requirements of fiscal year 2014 and those projected for pipeline year 2015 are shown in the following table.

Sources of Delivery for Annual Sendout
(In millions of therms)	Fiscal Year
Sources of Delivery	Actual 2013	Actual 2014 (a)	Projected 2015 (b)
Firm Transportation	613	622	604
Transportation Storage	261	269	252
Hampshire Storage, Company-Owned Propane-Air Plants, and other Peak-Shaving Resources	18	20	19
Unregulated Third Party Marketers	759	851	775
Total	1,651	1,762	1,650

(a) Higher 2014 sendouts is the result of colder weather than 2013.

(b) Based on normal weather.

Design Day Sendout

The effectiveness of Washington Gas’ capacity resource plan is largely dependent on the sources used to satisfy forecasted and actual customer demand requirements for its design day. For planning purposes, Washington Gas assumes that all interruptible customers will be curtailed on the design day. Washington Gas’ forecasted design day demand for the 2014-2015 winter season is 19.0 million therms and Washington Gas’ projected sources of delivery for design day sendout is 20.0 million therms. This provides a reserve margin of approximately 5.2%. Washington Gas plans for the optimal utilization of its storage and peaking capacity to reduce its dependency on firm transportation and to lower pipeline capacity costs. The following table reflects the sources of delivery that are projected to be used to satisfy the forecasted design day sendout estimate for fiscal year 2015.

Projected Sources of Delivery for Design Day Sendout
(In millions of therms)	Fiscal Year 2015
Sources of Delivery	Volumes	Percent
Firm Transportation	5.2	26%
Transportation Storage	8.5	43%
Hampshire Storage, Company-Owned Propane-Air Plants and other Peak-Shaving Resources	6.1	30%
Unregulated Third Party Marketers	0.2	1%
Total	20.0	100%

Natural Gas Unbundling

At September 30, 2014, customer choice programs for natural gas customers were available to all of Washington Gas’ regulated utility customers in the District of Columbia, Maryland and Virginia. These programs allow customers to purchase their natural gas from unregulated third party marketers, rather than purchasing this commodity as part of a bundled service from the local utility. Of Washington Gas’ 1.1 million active customers at September 30, 2014, approximately 182,000 customers purchased their natural gas commodity from unregulated third party marketers.

WGL Holdings, Inc.

Washington Gas Light Company

Part I

Item 1. Business (continued)

The following table provides the status of customer choice programs in Washington Gas’ jurisdictions at September 30, 2014.

Participation in Customer Choice Programs
At September 30, 2014
Jurisdiction	Customer Class	Eligible Customers
		Total	% Participating

District of Columbia	Firm:
	Residential	143,268	12%
	Commercial	12,539	33%
	Interruptible	186	94%
Maryland	Firm:
	Residential	424,152	22%
	Commercial	29,906	43%
	Interruptible	213	99%
	Electric Generation	2	100%
Virginia	Firm:
	Residential	477,873	10%
	Commercial	28,660	32%
	Interruptible	244	80%
Total		1,117,043

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

Competition

The Natural Gas Delivery Function

The natural gas delivery function, the core business of Washington Gas, continues to be regulated by local and state regulatory commissions. In developing this core business, Washington Gas has invested $ 4.3 billion as of September 30, 2014 to construct and operate a safe and reliable distribution system. Because of the high fixed costs and significant safety and environmental considerations associated with building and operating a distribution system, Washington Gas expects to continue being the only owner and operator of a distribution system in its current franchise area for the foreseeable future. The nature of Washington Gas’ customer base and the distance of most customers from interstate pipelines mitigate the threat of bypass of its facilities by other potential delivery service providers.

Competition with Other Energy Products

Washington Gas faces competition based on customers’ preference for other energy products and the prices of those products compared to natural gas. In the residential market, which generates a significant portion of Washington Gas’ net income, the most significant product competition occurs between natural gas and electricity. Because the cost of electricity is affected by the cost of fuel used to generate electricity, such as natural gas, Washington Gas generally maintains a price advantage over competitive electricity supply in its service area for traditional residential uses of energy such as heating, water heating and cooking. Washington Gas continues to attract the majority of the new residential construction market in its service territory, and consumers’ continuing preference for natural gas allows Washington Gas to maintain a strong market presence. The following table lists the new customer meters added by jurisdiction and major rate class for the year ended September 30, 2014.

New Customer Meters by Area
	Residential	Commercial and Interruptible	Group Meter Apartments	Total
Maryland	5,490	296	8	5,794
Virginia	5,600	404	4	6,008
District of Columbia	1,371	130	24	1,525
Total	12,461	830	36	13,327

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

WGL Holdings, Inc.

Washington Gas Light Company

Part I

Item 1. Business (continued)

RETAIL ENERGY-MARKETING SEGMENT

Description

The retail energy-marketing segment consists of the operations of WGEServices, which competes with regulated utilities and other unregulated third party marketers to sell natural gas and/or electricity directly to residential, commercial and industrial customers in Maryland, Virginia, Delaware, Pennsylvania and the District of Columbia. WGEServices buys natural gas and electricity with the objective of earning a profit through competitively priced sales contracts with end-users. These commodities are delivered to retail customers through the distribution systems owned by regulated utilities. Washington Gas is one of several utilities that delivers gas to/on behalf of WGEServices and unaffiliated electric utilities deliver all of the electricity sold. Additionally, WGEServices bills its customers either independently or through the billing services of the regulated utilities that deliver its commodities. Refer to Note 18—Related Party Transactions of the Notes to Consolidated Financial Statements for further discussion of our purchase of receivables program.

WGEServices also sells wind and other renewable energy credits and carbon offsets to retail customers. WGEServices does not own or operate any other natural gas, production, transmission or distribution assets.

At September 30, 2014, WGEServices served approximately 157,000 residential, commercial and industrial natural gas customer accounts and approximately 162,000 residential, commercial and industrial electricity customer accounts located in Maryland, Virginia, Delaware, Pennsylvania and the District of Columbia. Its customer concentration is such that the loss of any one customer or group of customers would not have a significant adverse effect on its business.

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

The retail energy-marketing segment’s total operating revenues from external customers were $1.3 billion for the fiscal years ended September 30, 2014, 2013, and 2012.

Seasonality of Business Operations

The operations of WGEServices are seasonal, with larger amounts of electricity being sold in the summer months and larger amounts of natural gas being sold in the winter months. Working capital requirements can vary significantly during the year and these variations are financed through internally generated funds and WGL’s issuance of commercial paper and unsecured short-term bank loans. WGEServices accesses these funds through the WGL money pool. For a discussion of the WGL money pool, refer to the section entitled “Money Pool” in Management’s Discussion and Analysis.

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

COMMERCIAL ENERGY SYSTEMS SEGMENT

Description

The commercial energy systems segment consists of the operations of WGESystems, WGSW and the results of operations of affiliate owned commercial distributed energy projects. This segment focuses on clean and energy efficient solutions for its customers, driving earnings through (i) owning and operating distributed generation assets such as Solar Photovoltaic (solar PV) systems, combined heat and power plants, and natural gas fuel cells (ii) upgrading the mechanical, electrical, water and energy-related infrastructure of large governmental and commercial facilities by implementing both traditional and alternative energy technologies; and (iii) passive investments in residential and commercial retail solar PV companies. This segment has assets and activities in 15 different states and the District of Columbia.

WGL Holdings, Inc.

Washington Gas Light Company

Part I

Item 1. Business (continued)

As of September 30, 2014 and 2013, this segment owned $242.7 million and $87.8 million, respectively, of operating distributed generation assets, generating a total of 85,141 megawatts in fiscal year 2014 and 33,526 megawatts in fiscal year 2013, respectively. Additionally, as of September 30, 2014, there was $107.9 million of signed projects under construction. These assets drive revenue through individual purchased power agreements and the sale of renewable energy credits. As of September 30, 2014, the assets in service have generated $66.4 million in investment tax credits and clean energy grants. These credits and grants are recognized as reductions in expense by amortizing them over the useful life of the underlying assets, typically 30 years.

The commercial energy systems segment made up 36% of the total WGL expenditures for capital investments for the year ended September 30, 2014 as shown in the chart below:

Competition

There are many competitors in this business segment. Within the government sector, competitors primarily include companies contracting with customers under Energy Savings Performance Contracting (ESPC) as well as utilities providing services under Utility Energy Saving Contracts (UESC). In the renewable energy and distributed generation market, competitors primarily include other developers, tax equity investors, distributed generation asset owner firms and lending institutions. WGESystems competes on the basis of strong customer relationships developed over many years of implementing successful projects, developing and maintaining strong supplier relationships, and focusing in areas where it can bring relevant expertise.

Critical Factors

Factors critical to the success of the commercial energy systems segment include: (i) generating adequate sales commitments from the government and private sectors in the facility construction and retrofit markets; (ii) generating adequate sales commitments from distributed generation channel partners and customers; (iii) building a stable base of customer relationships; (iv) estimating and managing fixed-price contracts with contractors; (v) managing selling, general and administrative expenses; (vi) managing price and operational risk associated with distributed energy projects and (vii) successful operation and optimization of all commercial assets.

MIDSTREAM ENERGY SERVICES SEGMENT

Description

The Midstream Energy Services segment, which consists of the operations of WGL Midstream, engages in developing, acquiring, managing and optimizing natural gas storage and transportation assets. WGL Midstream enters into both physical and financial derivative transactions to mitigate risks while maximizing potential profits from the optimization of assets under its management. These derivatives may cause significant period-to-period volatility in earnings as recorded under GAAP; however, this volatility will not change the operating margins that WGL Midstream will ultimately realize from sales to customers or counterparties. WGL Midstream’s risk management policy requires it to closely match its forward physical and financial positions with its asset base, thereby minimizing its price risk exposure. For a discussion of WGL Midstream’s exposure to and management of price risk, refer to the section entitled “Market Risk—Price Risk Related to the Other Non-Utility Segment” in Management’s Discussion and Analysis.

WGL Midstream provides customized energy solutions to its customers and counterparties including producers, utilities, local distribution companies, power generators, wholesale energy suppliers, pipelines and storage facilities. In May 2013, WGL Midstream entered into an equity investment in Constitution Pipeline Company, LLC for an estimated $72.0 million. The pipeline is designed to transport at least 650,000 dekatherms of natural gas per day from the Marcellus region in northern Pennsylvania to major northeastern markets. In February 2014, WGL Midstream entered into an equity investment in a regulated pipeline project called Central Penn Pipeline (Central Penn) for an estimated $410.0 million. Central Penn will be an approximately 177-mile pipeline originating in Susquehanna County, Pennsylvania and extending to Lancaster County, Pennsylvania that will have the capacity to transport and deliver up to approximately 1.7 million dekatherms per day of natural gas. See Note 17—Other Investments for further details regarding these projects.

WGL Holdings, Inc.

Washington Gas Light Company

Part I

Item 1. Business (concluded)

Competition

WGL Midstream competes with other midstream infrastructure and energy services companies, wholesale energy suppliers, producers and other non-utility affiliates of regulated utilities for the acquisition of natural gas storage and transportation assets.

Critical Factors

Factors critical to the success of WGL Midstream’s operations include: (i) adhering to strong internal risk management policies; (ii) winning business in a competitive marketplace; (iii) managing credit risks associated with customers and counterparties; (iv) expertise in managing commodity markets; (v) accessing sources of financial liquidity and (vi) managing the level of general and administrative expenses.

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

OTHER INFORMATION

At September 30, 2014, we had 1,444 employees comprising 1,332 utility and 112 non-utility employees.

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

Our Chairman and Chief Executive Officer certified to the New York Stock Exchange (NYSE) on March 31, 2014 that, as of that date, he was unaware of any violation by WGL of the NYSE’s corporate governance listing standards.

Our research and development costs during fiscal years 2014, 2013 and 2012 were not material.

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

WGL is a holding company whose assets consist primarily of investments in subsidiaries. Accordingly, we conduct all of our operations through our subsidiaries. Our ability to pay dividends on our common stock and to pay principal and accrued interest on our outstanding debt depends on the payment of dividends to us by certain of our subsidiaries or the repayment of funds to us by our principal subsidiaries. The extent to which our subsidiaries do not pay dividends or repay funds to us may adversely affect our ability to pay dividends to holders of our common stock and principal and interest to holders of our debt.

If we are unable to access sources of liquidity or capital, or the cost of funds increases significantly, our subsidiaries’ businesses may be adversely affected.

Our ability to obtain adequate and cost effective financing depends on our credit ratings as well as the liquidity of financial markets. Our credit ratings depend largely on the financial performance of our subsidiaries, and a material downgrade in our current credit ratings to below investment grade could adversely affect our access to sources of liquidity and capital, as well as our borrowing costs.

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

The Dodd-Frank Act regulates derivative transactions, which include certain instruments used in our risk management activities. The Dodd-Frank Act requires that most swaps be cleared through a registered clearing facility and traded on a designated exchange or swap execution facility with certain exceptions for entities that use swaps to hedge or mitigate commercial risk. Although the Dodd-Frank Act includes significant new provisions regarding the regulation of derivatives, the impact of those requirements have not been fully implemented by both the SEC and the Commodities Futures Trading Commission. The law and any new regulations could increase the operational and transactional cost of derivatives contracts and affect the number and/or creditworthiness of available counterparties.

Cyber attacks, including cyber-terrorism or other information technology security breaches, could disrupt our business operations and/or result in the loss or exposure of confidential or sensitive information.

Security breaches of our information technology infrastructure, including cyber attacks and cyber-terrorism, could lead to disruptions of our distribution or otherwise adversely impact our ability to safely operate our pipeline systems and serve our customers effectively. An attack on or failure of information technology systems could result in the unauthorized release of customer, employee or other confidential or sensitive data. The foregoing events could adversely affect our business reputation, diminish customer confidence, subject us to financial liability or increased regulation, increase our costs and expose us to material legal claims and liability and adversely affect our operations and financial results. WGL closely monitors both preventive and detective measures to manage these risks and maintains cyber risk insurance to mitigate a significant portion, but not all, of these risks and losses. To the extent that the occurrence of any of these cyber events is not fully covered by insurance, it could adversely affect WGL’s financial condition and results of operations.

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

The risk management strategies and related hedging activities of WGEServices and WGL Midstream may not be effective in managing risks and may cause increased volatility in its earnings.

WGEServices and WGL Midstream are exposed to commodity price risk to the extent their natural gas and electricity commodity purchases and obligations are not closely matched to their sales commitments in terms of volume and pricing. In addition, WGEServices is exposed to pricing of certain ancillary services provided or required by the power pool in which it operates. WGEServices and WGL Midstream attempt to manage their exposure to commodity price risk, as well as their exposure to weather and delivery risks by hedging, setting risk limits, customer pricing terms and employing other risk management tools and procedures. These risk management activities may not be as effective as planned, and cannot eliminate all of WGEServices’ and WGL Midstream’s risks.

WGEServices and WGL Midstream rely on guarantees and access to cash collateral from WGL.

The ability of WGEServices to purchase natural gas and electricity from suppliers is partly dependent upon guarantees issued on its behalf by WGL, and upon access to cash collateral through the issuance of commercial paper and unsecured short-term bank loans by WGL. Likewise, the ability of WGL Midstream to purchase natural gas from suppliers is dependent upon guarantees issues on its behalf by WGL, and upon access to cash collateral through the issuance of commercial paper and unsecured short-term bank loans by WGL. Should WGL not renew such guarantees, provide access to cash collateral, or if WGL’s credit ratings are downgraded, the ability of WGEServices and WGL Midstream to make commodity purchases at reasonable prices may be impaired.

Regulatory developments may negatively affect WGEServices and WGL Midstream.

The regulations that govern the conduct of competitive energy marketers are subject to change as the result of legislation or regulatory proceedings. Changes in these regulatory rules could reduce customer growth opportunities for WGEServices, or could reduce the profit opportunities associated with certain groups of existing or potential new customers. In addition, WGL Midstream’s pipeline investments are subject to Federal Energy Regulatory Commission (FERC) regulation and approval. Should FERC deny or delay approval for the midstream projects or enact additional regulations related to these activities, Midstream is at risk of loss for those investments.

Competition may negatively affect WGEServices and WGL Midstream.

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

A significant portion of revenues of WGESystems is derived from the sale of SRECs produced as a result of owning and operating commercial distributed energy systems. SREC pricing is determined by the market in each of the states where the distributed energy systems are installed. Oversupply of the SRECs in any state as a result of overbuilding of distributed energy systems in the state will result in higher supply of SRECs than demand requires, which will negatively impact the price of SRECs. Any legislative change in a state that reduces renewable portfolio standards or alternative compliance payment requirements for renewable energy may negatively impact the price of SRECs.

Changes to the Federal Investment Tax Credit (ITC) Policies may negatively affect WGESystems’ and WGSW’s earnings.

Part of WGESystems and WGSW’s investment strategy for owning and operating energy assets and selling energy to customers is based on the current ITC provision in the tax code that allow WGL to reduce its tax burden by investing in renewable and alternative energy assets like distributed energy, ductless heat pumps and fuel cells. The current ITC provisions allow WGL to reduce its tax burden by the equivalent of up to 30% for every dollar invested in renewable energy assets. A reduction or elimination of the ITC tax provisions for renewable and alternative energy assets may have a negative impact on WGESystems’ and WGSW’s continued growth.

WASHINGTON GAS LIGHT COMPANY

Changes in the regulatory environment or unfavorable rate regulation, which can be affected by new laws or political considerations, may restrict or delay Washington Gas’ ability to earn a reasonable rate of return on its capital invested to provide utility service and to recover fully its operating costs.

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

Changes in the relative prices of alternative forms of energy may strengthen or weaken the competitive position of Washington Gas’ delivery service. If the competitive position of natural gas service weakens, it may reduce the number of or growth in natural gas customers in the future and negatively affect Washington Gas’ future cash flows and net income.

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

As a wholly owned subsidiary of WGL, Washington Gas depends solely on WGL to raise new common equity capital and contribute that common equity to Washington Gas. If WGL is unable to raise common equity capital, this also could adversely affect Washington Gas’ credit ratings and its ability to earn its authorized rate of return. An increase in the interest rates Washington Gas pays without the recognition of the higher cost of debt in rates charged to its customers would materially affect future net income and cash flows.

Washington Gas’ risk management strategies and related hedging activities may not be effective in managing its risks, and may result in additional liability for which rate recovery may be disallowed and cause increased volatility in its earnings.

Washington Gas’ business requirements expose it to commodity price, weather, credit and interest-rate risks. Washington Gas attempts to manage its risk exposure through regulatory recovery mechanisms, hedging, the use of risk limits and by employing other risk management tools and procedures. Risk management activities may not be as effective as planned, and cannot eliminate all risks. Washington Gas also may be exposed to additional liability should the anticipated revenue recovery of costs or losses incurred with certain of these risk management activities be subsequently excluded from the determination of revenues by a regulator.

WGL Holdings, Inc.

Washington Gas Light Company

Part I

Item 1A. Risk Factors (concluded)

Washington Gas’ facilities and operations may be impaired by cyber-attacks or acts of terrorism.

Washington Gas’ distribution, storage facilities and information technology infrastructure may be targeted by terrorist activities. Resulting damage could cause disruption of the ability to meet customer requirements. A security breach of Washington Gas’ information systems could impact the reliability of the distribution system or result in the theft of sensitive customer or employee information. Washington Gas closely monitors both preventive and detective measures to manage these risks and maintains cyber risk insurance to mitigate a significant portion, but not all, of these risks and losses. To the extent that the occurrence of any of these cyber events is not fully covered by insurance, it could adversely affect Washington Gas’ financial condition and results of operations.

Terrorist attacks may also disrupt capital markets and Washington Gas’ ability to raise capital. A terrorist attack on Washington Gas’ facilities or those of its natural gas suppliers or customers could result in a significant decrease in revenues or a significant increase in response costs. Washington Gas closely monitors both preventive and detective measures to manage these risks and maintains sabotage and terrorism insurance to mitigate a significant portion, but not all, of these risks and losses. To the extent that the occurrence of any of these terrorist events is not fully covered by insurance, it could adversely affect Washington Gas’ financial condition and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

WGL Holdings, Inc.

Washington Gas Light Company

Part I

Item 2. Properties

ITEM 2. PROPERTIES

At September 30, 2014, Washington Gas provided services in various areas of the District of Columbia, Maryland and Virginia, and held certificates of convenience and necessity, licenses and permits necessary to maintain and operate its properties and businesses. The regulated utility segment is the only segment where property, plant and equipment are significant assets.

Property, plant and equipment are stated at original cost, including labor, materials, taxes and overhead costs incurred during the construction period. Washington Gas calculates depreciation applicable to its utility gas plant in service primarily using a straight-line method over the estimated remaining life of the plant. The composite depreciation and amortization rate of the regulated utility was 2.77%, 2.86% and 2.87% during fiscal years 2014, 2013 and 2012, respectively, which included an allowance for estimated accrued non-legal asset removal costs (see Note 1 —Accounting Policies of the Notes to Consolidated Financial Statements).

At September 30, 2014, Washington Gas had approximately 565 miles of transmission mains, 12,713 miles of distribution mains and 12,761 miles of distribution services.

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

Washington Gas also has peak shaving facilities to enhance deliverability in periods of peak demand in the winter that consist of propane air plants in Springfield, Virginia (Ravensworth Plant) and Rockville, Maryland (Rockville Plant). At September 30, 2014, Washington Gas has the storage capacity for approximately 15.0 million gallons of propane for peak-shaving. Hampshire owns full and partial interests in, and operates underground natural gas storage facilities in Hampshire County, West Virginia. Hampshire accesses the storage field through 12 storage wells that are connected to an 18-mile transmission pipeline system. Concurrent with acquiring and protecting its storage rights, Hampshire has historically acquired certain exploration and development rights in West Virginia principally in the Oriskany Sandstone, the Marcellus Shale and other shale formations. These rights are predominately owned by lease and they are applicable to approximately 26,000 gross acres for the storage facilities of which 12,200 acres may be subject to exploration in addition to its storage function. Hampshire also operates a compressor station utilized to increase line pressure for injection of gas into storage. For fiscal year 2015, we estimate that the Hampshire storage facility has the capacity to supply approximately 4.2 billion cubic feet of natural gas to Washington Gas’ system for meeting winter season demands.

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

In addition, WGESystems owns 63.25 megawatts of installed solar capacity in 15 different states and the District of Columbia at September 30, 2014.

Facilities utilized by our corporate headquarters, as well as by the retail energy-marketing and commercial energy systems segments, are located in the Washington, D.C. and Baltimore metropolitan area and are leased.

The Mortgage of Washington Gas dated January 1, 1933 (Mortgage), as supplemented and amended, securing any First Mortgage Bonds (FMBs) it issues, constitutes a direct lien on substantially all property and franchises owned by Washington Gas other than a small amount of property that is expressly excluded. At September 30, 2014 and 2013, there was no debt outstanding under the Mortgage.

Washington Gas executed a supplemental indenture to its unsecured Medium-Term Note (MTN) indenture on September 1, 1993, providing that Washington Gas will not issue any FMBs under its Mortgage without also securing all MTNs with all other debt secured by the Mortgage.

WGL Holdings, Inc.

Washington Gas Light Company

Part I

Item 3. Legal Proceedings

ITEM 3. LEGAL PROCEEDINGS

The nature of our business ordinarily results in periodic regulatory proceedings before various state and federal authorities. For information regarding pending federal and state regulatory matters, see Note 13—Commitments and Contingencies of the Notes to Consolidated Financial Statements for further discussion.

As previously disclosed, WGL has been cooperating with a Department of Justice (“the Department”) investigation of some of the federal contracting activities of one of its non-utility subsidiaries, WGESystems. The Department’s investigation concerned certain American Recovery and Reinvestment Act projects bid out by the General Services Administration in 2010, in which WGESystems participated as a subcontractor to an 8(a) prime contractor under the Small Business Administration’s 8(a) Business Development Program. On November 18, 2014, WGESystems entered into a deferred prosecution agreement with the Department, which will resolve the investigation. The agreement is for a two-year period, and the Department will not pursue the prosecution of WGESystems if WGESystems discharges its obligations under the agreement during the two-year term of the agreement. Pursuant to the agreement, WGESystems will pay fines and monetary penalties totaling $2,587,261 to the Department and implement and maintain certain remedial measures specified in the agreement.

WGL Holdings, Inc.

Washington Gas Light Company

Part I

Item 4. Mine Safety

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

WGL Holdings, Inc.

Washington Gas Light Company

Part I

EXECUTIVE OFFICERS OF THE REGISTRANTS

The names, ages and positions of the executive officers of the registrants at October 31, 2014, are listed below along with their business experience during the past five years. The age of each officer listed is as of the date of filing of this report. There is no family relationship among the officers.

Unless otherwise indicated, all officers have served continuously since the dates indicated, and all positions are executive officers listed with Washington Gas Light Company.

Executive Officers
Name, Age and Position with the registrants	Date Elected or Appointed

Vincent L. Ammann, Jr., Age 55 (1)
Senior Vice President and Chief Financial Officer	October 1, 2013
Vice President and Chief Financial Officer	September 30, 2006

Gautam Chandra, Age 48 (1)
Senior Vice President—Strategy, Business Development and Non-Utility Operations	October 1, 2014
Vice President—Business Development, Strategy and Non-Utility Operations	October 1, 2011
Vice President—Business Development, Strategy and Business Process Outsourcing and Non-Utility Operations	October 1, 2009

Adrian P. Chapman, Age 57 (1)
President and Chief Operating Officer	October 1, 2009

William R. Ford, Age 59 (1)
Vice President and Chief Accounting Officer	October 1, 2013
Controller	October 1, 2010
Division Head—Assistant Controller	January 26, 2009

Marcellous P. Frye, Jr., Age 46
Vice President—Support Services	March 21, 2008

Luanne S. Gutermuth, Age 52
Senior Vice President—Shared Services and Chief Human Resource Officer	October 1, 2014
Vice President—Human Resources and Organization Development	October 1, 2010
Division Head—Consumer Services	July 31, 2008

Louis J. Hutchinson, III, Age 49 (3)
Vice President and Chief Revenue Officer	October 1, 2014

Mark A. Lowe, Age 51
Vice President—Gas Supply and Engineering	October 1, 2014
Division Head—Gas Supply	March 10, 2008

Terry D. McCallister, Age 58 (1)
Chairman of the Board and Chief Executive Officer	October 1, 2009

Anthony M. Nee, Age 58 (1)
Vice President and Treasurer	October 1, 2013
Treasurer	February 14, 2009

Roberta W. Sims, Age 60
Vice President—Rates and Regulatory Affairs	October 1, 2014
Vice President—Regulatory Affairs and Energy Acquisition	October 1, 2009

Douglas A. Staebler, Age 54
Senior Vice President—Utility Operations	October 1, 2014
Vice President—Operations, Engineering, Construction and Safety	October 31, 2006

Leslie T. Thornton, Age 56 (1,2)
Senior Vice President—General Counsel and Corporate Secretary	October 1, 2014
Vice President and General Counsel	January 1, 2012
Counsel to the Chairman	November 28, 2011

Tracy L. Townsend, Age 48
Vice President—Construction, Compliance and Safety	October 1, 2014
Division Head—Safety, Compliance, Construction Operations Support and Technology	October 1, 2010
Division Head—Construction and Field Operations	October 1, 2009

(1) At September 30, 2014, Executive Officer of both WGL Holdings, Inc. and Washington Gas Light Company.

(2) Ms. Thornton was previously a partner at Dickstein Shapiro, LLP where she managed sensitive internal corporate, federal government and state attorney general investigations.

(3) Mr. Hutchinson was previously a Senior Vice President at Constellation Energy where he led sales and marketing for the public sector and energy efficiency business lines.

WGL Holdings, Inc.

Part II

Item 5. Market for Registrant’s Common Equity, Related

Stockholder Matters and Issuer Purchases of Equity Securities

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At October 31, 2014, WGL had 9,980 common shareholders of record. During fiscal years 2014 and 2013, WGL’s common stock was listed for trading on the New York Stock Exchange and was shown under the ticker symbol “WGL.” We did purchase some of our outstanding common stock during fiscal year 2014. We had no restrictions on dividends during fiscal years 2014 or 2013. The table below shows quarterly price ranges and quarterly dividends paid for the fiscal years ended September 30, 2014 and 2013.

Common Stock Price Range and Dividends Paid
	High	Low	Dividends Paid Per Share	Dividend Payment Date
Fiscal Year 2014
Fourth quarter	$44.71	$37.77	$0.4400	8/1/2014
Third quarter	43.12	37.94	0.4400	5/1/2014
Second quarter	40.72	35.35	0.4200	2/1/2014
First quarter	45.65	37.96	0.4200	11/1/2013
Fiscal Year 2013
Fourth quarter	$46.96	$40.00	$0.4200	8/1/2013
Third quarter	46.22	41.16	0.4200	5/1/2013
Second quarter	44.30	38.30	0.4000	2/1/2013
First quarter	40.33	35.96	0.4000	11/1/2012

The following table provides information about purchases of our equity securities during the quarter ended September 30, 2014.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (a)
07/01/14 - 07/31/14	-	$-	-	$-
08/01/14 - 08/31/14	403,199	$42.54	403,199	$150,000,000
09/01/14 - 09/30/14	901,305	$43.34	901,305	$150,000,000
Total	1,304,504	$43.12	1,304,504	$150,000,000

(a) The share repurchase program was approved by the Board of Directors and announced on August 7, 2014 to repurchase WGL’s common stock up to an amount of $150 million. The shares may be repurchased in the open market or in privately negotiated transactions. The repurchase program is authorized for a two year period. During the quarter ended September 30, 2014, we repurchased 1.3 million shares of common stock at a total cost of approximately $56.1 million. This amount reflects the total since the program’s inception.

WGL Holdings, Inc.

Part II

Item 6. Selected Financial Data

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial data for WGL derived from our financial statements as of and for the last five fiscal years. The information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements.

(In thousands, except per share data)
Years Ended September 30,	2014	2013	2012	2011	2010
SUMMARY OF EARNINGS
Operating Revenues
Utility	$1,416,951	$1,174,724	$1,109,355	$1,264,580	$1,297,786
Non-utility	1,363,996	1,291,414	1,315,955	1,486,921	1,411,090

Total operating revenues	$2,780,947	$2,466,138	$2,425,310	$2,751,501	$2,708,876

Income from continuing operations	$105,940	$80,253	$139,818	$117,050	$109,885

COMMON STOCK DATA
Earnings per average share:
Basic	$2.05	$1.55	$2.71	$2.29	$2.17
Diluted	$2.05	$1.55	$2.71	$2.28	$2.16
Dividends declared per share	$1.7400	$1.6600	$1.5875	$1.5400	$1.5000
Shares outstanding—year end (thousands)	50,657	51,774	51,612	51,365	50,975
CAPITALIZATION-YEAR END
Common shareholders’ equity	$1,246,576	$1,274,545	$1,269,556	$1,202,715	$1,153,395
Washington Gas Light Company preferred stock	28,173	28,173	28,173	28,173	28,173
Long-term debt, excluding current maturities	679,228	524,067	589,202	587,213	592,875

Total capitalization	$1,953,977	$1,826,785	$1,886,931	$1,818,101	$1,774,443

OTHER FINANCIAL DATA
Property, plant and equipment-net—year-end	$3,314,445	$2,907,463	$2,667,413	$2,489,901	$2,346,208
Total assets—year-end	$4,856,499	$4,260,060	$4,110,947	$3,809,034	$3,643,894

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

(In thousands, except per share data)

Years Ended September 30,	2014	2013	2012	2011	2010

SUMMARY OF EARNINGS
Operating Revenues
Utility	$1,443,800	$1,200,357	$1,137,666	$1,288,539	$1,321,446
Non-utility	-	-	-	-	75

Total operating revenues	$1,443,800	$1,200,357	$1,137,666	$1,288,539	$1,321,521

Income from continuing operations	$97,004	$71,002	$108,726	$68,270	$101,029

CAPITALIZATION-YEAR END
Common shareholder’s equity	$1,050,166	$1,024,583	$1,025,743	$990,135	$994,876
Preferred stock	28,173	28,173	28,173	28,173	28,173
Long-term debt, excluding current maturities	679,228	524,067	589,202	587,213	592,875

Total capitalization	$1,757,567	$1,576,823	$1,643,118	$1,605,521	$1,615,924

OTHER FINANCIAL DATA
Property, plant and equipment-net—year-end	$3,022,064	$2,724,882	$2,574,396	$2,448,574	$2,329,528
Total assets—year-end	$3,965,078	$3,474,389	$3,503,265	$3,379,048	$3,270,276

UTILITY GAS SALES AND DELIVERIES (thousands of therms)
Gas sold and delivered
Residential firm	738,963	660,424	540,206	677,558	662,357
Commercial and industrial
Firm	200,153	180,942	149,515	179,207	170,534
Interruptible	2,193	2,897	2,042	2,573	3,649

Total gas sold and delivered	941,309	844,263	691,763	859,338	836,540

Gas delivered for others
Firm	535,503	488,182	436,698	501,187	481,099
Interruptible	267,705	270,884	243,031	271,421	267,823
Electric generation	144,403	177,533	343,315	140,557	172,995

Total gas delivered for others	947,611	936,599	1,023,044	913,165	921,917

Total utility gas sales and deliveries	1,888,920	1,780,862	1,714,807	1,772,503	1,758,457

OTHER STATISTICS
Active customer meters—year-end	1,117,043	1,105,123	1,094,109	1,082,983	1,073,722
New customer meters added	13,327	12,468	11,250	9,868	10,563
Heating degree days—actual	4,111	3,769	3,036	3,999	3,825
Weather percent colder (warmer) than normal	9.6%	(0.2)%	(20.1)%	6.1%	1.6%

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

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Management’s Discussion Table of Contents

EXECUTIVE OVERVIEW

Introduction

WGL, through its subsidiaries, sells and delivers natural gas and provides a variety of energy-related products and services to customers primarily in the District of Columbia and the surrounding metropolitan areas in Maryland and Virginia. In addition to our primary markets, WGL’s non-utility subsidiaries provide customized energy solutions across a much wider footprint, with business activities in 31 states and the District of Columbia.

WGL has four operating segments:

•	regulated utility;

•	retail energy-marketing;

•	commercial energy systems; and

•	midstream energy services.

Regulated Utility Operating Segment

The regulated utility operating segment is composed of our core subsidiary, Washington Gas. Washington Gas engages in the delivery and sale of natural gas that is regulated by regulatory commissions in the District of Columbia, Maryland and Virginia. Over the past fiscal year, our utility customer base continued to grow as we added approximately 12,000 active customer meters, representing a 1.1% growth rate. During the winter heating season, Washington Gas’ territory experienced record cold spikes, resulting in nine of the top 25 days of send out. The company’s distribution operated safely and continuously during these extreme conditions. The extreme weather also created significant opportunities for asset optimization activities, driving additional returns shared both with customers and shareholders. Finally, we now have implemented accelerated replacement plans in all three of our utility jurisdictions and we are successfully executing on these plans to invest in the safety and reliability of our utility system.

Through the wholly owned unregulated subsidiaries of Washington Gas Resources, we offer energy-related products and services through three different operating segments.

Retail Energy-Marketing Operating Segment

We offer competitively priced natural gas, electricity and energy from renewable sources to customers through WGEServices, our non-utility retail energy-marketing subsidiary. Our retail electric business has been a challenge for us this fiscal year, as electricity prices on the PJM Interconnection unexpectedly increased due to the extremely cold winter of 2014 coupled with higher capacity and ancillary charges. While our gas margins improved, the lower electricity margins more than offset these gains. We project the retail business will return to historical levels of profitability in coming years as cost structures stabilize and are fully reflected in market pricing.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Commercial Energy Systems Operating Segment

We offer efficient and sustainable commercial energy solutions focused on owning and operating distributed generation assets such as Solar Photovoltaic (Solar PV) systems through WGESystems and WGSW and upgrading energy related systems of large government and commercial facilities. This segment had a particularly strong fiscal year, with earnings growth driven by the investments we have made in distributed generation assets now in place across the country. One noteworthy installation is the 2.6 megawatt Bloom Energy natural gas fuel cell project in Santa Clara, California. This project, designed to provide earnings through a 20-year power purchase agreement, underscores WGESystems commitment to creating long-term earnings through distributed generation. As of September 30, 2014, we have over 60 megawatts in installed solar capacity and 3.4 megawatts of installed fuel cell capacity.

Midstream Energy Services Operating Segment

WGL Midstream engages in acquiring and optimizing natural gas storage and transportation assets. This was a successful fiscal year as extremely cold weather led to increased natural gas flow volumes and higher market prices such that the Midstream business was able to generate attractive margins from its portfolio of low-cost storage and transportation assets. In addition, the 2014 winter demonstrated the need for additional infrastructure to transport natural gas from the supply areas to market areas in the Northeast and Mid-Atlantic. During the fiscal year, WGL Midstream began to address this need and continued to execute its long-term strategy of investing in pipeline assets through its ownership interest in the Central Penn pipeline project.

Other Activities

Activities and transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our four operating segments, are aggregated as “Other Activities” and are included as part of non-utility operations. Administrative and business development costs associated with WGL and Washington Gas Resources are also included in “Other activities.” Fiscal years 2013 and 2014 results also included significant non-recurring legal expenses.

Overall, we remain confident about future earnings growth. This growth is primarily due to strong performance at our utility driven by disciplined cost control, asset optimization opportunities, higher infrastructure investment, and a lower effective tax rate. We also continue to see encouraging signs of economic growth and success on our marketing strategies.

Refer to the Business section under Item 1 of this report for further discussion of our regulated utility and non-utility business segments. For further discussion of our financial performance by operating segment, refer to Note 16 —Operating Segment Reporting of the Notes to Consolidated Financial Statements.

PRIMARY FACTORS AFFECTING WGL AND WASHINGTON GAS

The following is a summary of the primary factors that affect the operations and/or financial performance of our regulated and unregulated businesses. Refer to the sections entitled “Business” and “Risk Factors” under Item 1 and Item 1A, respectively, of this report for additional discussion of these and other factors that affect the operations and/or financial performance of WGL and Washington Gas.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Weather Conditions and Weather Patterns

Washington Gas.  Washington Gas’ operations are seasonal, with a significant portion of its revenues derived from the delivery of natural gas to residential and commercial heating customers during the winter heating season. Weather conditions directly influence the volume of natural gas delivered by Washington Gas. Weather patterns tend to be more volatile during “shoulder” months within our fiscal year in which Washington Gas is going into or coming out of the primary portion of its winter heating season. During the shoulder months within quarters ending December 31 (particularly in October and November) and June 30 (particularly in April and May), customer heating usage may not highly correlate with historical levels or with the level of heating degree days (HDDs) that occur, particularly when weather patterns experienced are not consistently cold or warm.

Washington Gas’ rates are determined on the basis of expected normal weather conditions. Washington Gas has weather protection strategies that are designed to minimize the estimated financial effects of variations from normal weather. Refer to the section entitled “Market Risk—Weather Risk” for a further discussion of Washington Gas’ weather protection strategies.

WGEServices.  The financial results of our retail energy-marketing subsidiary, WGEServices, are also affected by deviations in weather from normal levels and abnormal customer usage during the shoulder months described above. Because WGEServices sells natural gas and electricity, its financial results may fluctuate due to unpredictable deviations in weather during the winter heating and summer cooling seasons. WGEServices purchases weather-related instruments to help manage this risk. Refer to the section entitled “Market Risk—Weather Risk” for further discussion of WGEServices’ weather-related instruments.

WGL Midstream.  Variations from normal weather may also affect the financial results of our wholesale energy business, WGL Midstream, primarily with regards to storage injections, withdrawals and associated futures transactions as well as the pricing of point to point transportation transactions throughout the fiscal year. WGL Midstream manages these weather risks with, among other things, physical and financial hedging. Refer to the section entitled “Market Risk—Weather Risk” for further discussion of WGL Midstream’s weather-related instruments.

Regulatory Environment, Regulatory Decisions and Changes in Legislation

Washington Gas is regulated by the PSC of DC, the PSC of MD and the SCC of VA.

WGEServices is subject to regulation by the public service regulatory commissions of the states in which the company is authorized as a competitive service provider. These regulatory commissions: (i) authorize WGEServices to provide service, review certain terms and conditions of service and (ii) establish the regulatory rules for interactions between the utility and the competitive service provider. In addition, these regulatory commissions issue orders and promulgate rules that establish the broad structure and conduct of retail energy markets. Changes to the rules, rates and orders by the regulatory commissions may affect Washington Gas’ and WGEServices’ financial performance.

WGL has completed an internal assessment in preparation for the Dodd-Frank Act (the Act) and its requirements. WGL’s determination is that none of its entities, either separately or in the aggregate, will be classified as swap dealers or major swap participants under the Act.

Availability of Natural Gas Supply and Pipeline Transportation and Storage Capacity

Washington Gas.  Washington Gas must contract for reliable and adequate supplies as well as delivery capacity to its distribution system, while considering: (i) the dynamics of the commodity supply and interstate pipeline and storage capacity markets; (ii) its own on-system natural gas peaking facilities and (iii) the characteristics of its customer base. Energy-marketing companies that sell natural gas to customers located within Washington Gas’ service territory are responsible for acquiring natural gas for their customers; however, Washington Gas allocates certain storage and pipeline capacity related to these customers in accordance with regulatory requirements.

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

Volatility of Natural Gas and Electricity Prices

Volatility of natural gas and electricity prices impacts the regulated utility segment and the non-utility segments as described below.

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

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Non-Weather Related Changes in Natural Gas Consumption Patterns

Natural gas supply requirements for the utility are affected by changes in the natural gas consumption patterns of our customers that are driven by factors other than weather. Natural gas usage per customer may decline as customers change their consumption patterns in response to: (i) more volatile and higher natural gas prices, as discussed above; (ii) customer upgrades to more energy efficient appliances and (iii) a decline in the economy in the region in which we operate.

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

Maintaining the Safety and Reliability of the Natural Gas Distribution System

Maintaining and improving the public safety and reliability of Washington Gas’ distribution system is our highest priority providing benefits to both customers and investors through improved customer service. Washington Gas continually monitors and reviews changes in requirements of the codes and regulations that govern the operation of the distribution system and refines its safety practices, with a particular focus on design, construction, maintenance, operation, replacement, inspection and monitoring practices to meet or exceed these requirements. Significant changes in regulations can impact the cost of operating and maintaining the system. Operational issues that affect public safety and the reliability of Washington distribution system that are not addressed within a timely and adequate manner could adversely affect our future earnings and cash flows, as well as result in a loss of customer confidence.

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

Industry Consolidation

In recent years, the energy industry has seen a number of consolidations, combinations, disaggregation and strategic alliances. Consolidation will present combining entities with the challenges of remaining focused on the customer and integrating different organizations. Others in the energy industry are discontinuing operations in certain portions of the energy industry or divesting portions of their business and facilities.

From time to time, we perform studies and, in some cases, hold discussions regarding utility and energy-related investments and strategic transactions with other companies. The ultimate effect on us of any such investments and transactions that may occur cannot be determined at this time.

Economic Conditions and Interest Rates

We operate in the nation’s fourth largest regional economy, including several of the nation’s wealthiest counties. Our service territory’s economic strength, high median household income, and low unemployment rate have allowed long-term stable expansion of Washington Gas’ regulated customer base and have provided active markets for our subsidiaries’ energy-related products and services.

The national economy has shown its strongest growth since the 2008 financial crisis during fiscal year 2014, with noteworthy increases in industrial production, manufacturing, and jobs. Shale oil and gas production continue to play a major role, and consumer spending has risen despite a lack of wage growth.

Even as the economic outlook has improved, WGL and Washington Gas may be affected by continued levels of customer conservation and year-over-year changes in uncollectible accounts expense. Refer to “Non-Weather Related Changes in Natural Gas Consumption Patterns”, above, for a discussion of regulatory mechanisms in place to mitigate the effects of customer conservation at Washington Gas.

Treasury interest rates were mixed during fiscal year 2014, with short-term rates rising slightly and longer term rates flat to slightly down. The Federal Reserve has begun cutting back on its quantitative easing activities which could have the impact of raising interest rates, however, other market conditions have acted to suppress this impact.

Year-over-year, national inflation was 1.7% as measured by the consumer price index for urban consumers (CPI-U), but inflation remains a concern longer term. Refer to “Inflation” below for a discussion of the regulatory impacts of inflation and the section entitled “General Factors Affecting Liquidity” for a discussion of our access to capital markets.

We require short-term debt financing to manage our working capital needs and long-term debt financing to support the capital expenditures of Washington Gas and the investments of WGESystems and WGL Midstream. A rise in interest expense without the timely recognition of the higher cost of debt in our utility rates could adversely affect future earnings. A continued rise in short-term interest rates, without the higher cost of debt being reflected in the prices charged to customers, could also negatively affect the results of operations of our retail energy-marketing segment.

Inflation

From time to time, Washington Gas seeks approval for rate increases from regulatory commissions to help it manage the effects of inflation on its operating costs, capital investment, and returns. Inflation has a significant effect on Washington Gas’ replacement cost of plant and equipment. While the regulatory commissions having jurisdiction over Washington Gas’ retail rates allow only historical cost depreciation to be recovered in rates, we anticipate that Washington Gas should be allowed to recover the increased costs of its investment and earn a return thereon after replacement of facilities occurs.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Use of Business Process Outsourcing

Washington Gas outsources certain of its business processes related to human resources, information technology, consumer services, construction, integrated supplier and finance operations. While Washington Gas expects the agreement to continue to benefit customers and shareholders during the term of the contract, the continued management of service levels provided is critical to the success of these outsourcing arrangements.

Washington Gas has implemented a BPO Governance organization and a comprehensive set of processes to monitor and control the cost effectiveness and quality of services provided through the BPO.

Labor Contracts, Including Labor and Benefit Costs

Washington Gas has four labor contracts with bargaining units represented by three labor unions. In January 2012, Washington Gas completed negotiations on a three-year labor contract with the Teamsters Local Union No. 96 (Local 96), an affiliate of the International Brotherhood of Teamsters. The contract covers approximately 500 employees and is effective June 1, 2012 through May 31, 2015. Local 96 also represents union-eligible employees in the Shenandoah Gas division of Washington Gas and has a three-year labor contract with Washington Gas that became effective on August 1, 2012 and expires on July 31, 2015. This contract covers approximately 22 employees. On April 1, 2013, Washington Gas entered into a three year labor contract with The Office and Professional Employees International Union Local No. 2 (A.F.L.-C.I.O.). The contract covers approximately 117 employees and is effective beginning April 1, 2013 through March 31, 2016. Additionally, on August 1, 2014, Washington Gas entered into a new three-year labor contract with the International Brotherhood of Electrical Workers Local 1900 that covers approximately 21 employees and will expire on July 31, 2017. Washington Gas is subject to the terms of its labor contracts with respect to operating practices and compensation matters dealing with employees represented by the various bargaining units described above.

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

The current regulatory environment and Washington Gas’ specific facts and circumstances support both the continued application of ASC Topic 980 for our regulatory activities and the conclusion that all of our regulatory assets and liabilities as of September 30, 2014 are recoverable or refundable through rates charged to customers. See Note 2—Regulated Operations of the Notes to Consolidated Financial Statements for further discussion of our regulated operations.

Accounting for Income Taxes

We recognize deferred income tax assets and liabilities for all temporary differences between the financial statement basis and the tax basis of assets and liabilities, including those where regulators prohibit deferred income tax treatment for ratemaking purposes of Washington Gas. Regulatory assets or liabilities, corresponding to such additional deferred tax assets or liabilities, may be recorded to the extent recoverable from or payable to customers through the ratemaking process. Amounts applicable to income taxes due from and due to customers primarily represent differences between the book and tax basis of net utility plant in service. See Note 9—Income Taxes of the Notes to Consolidated Financial Statements for further discussion of income taxes.

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

Accounting for Derivatives

We enter into both physical and financial contracts for the purchase and sale of natural gas and electricity. We designate a portion of our physical contracts related to the purchase of natural gas and electricity to serve our customers as “normal purchases and normal sales” and therefore, they are not subject to the fair value accounting requirements of ASC Topic 815, Derivatives and Hedging. The financial contracts and the portion of the physical contracts that qualify as derivative instruments and are subject to the mark-to-market accounting requirements are recorded on the balance sheet at fair value. Changes in the fair value of derivative instruments recoverable or refundable to customers and therefore subject to ASC Topic 980 are recorded as regulatory assets or liabilities, while changes in the fair value of derivative instruments not affected by rate regulation are reflected in income. WGL and Washington Gas also utilize derivative instruments that are designed to minimize the risk of interest-rate volatility associated with planned issuances of debt securities.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Our judgment is required in determining the appropriate accounting treatment for our derivative instruments. This judgment involves various factors, including our ability to: (i) evaluate contracts and other activities as derivative instruments subject to the accounting guidelines of ASC Topic 815; (ii) determine whether or not our derivative instruments are recoverable from or refundable to customers in future periods and (iii) derive the estimated fair value of our derivative instruments. See Note 14— Derivative and Weather-Related Instruments of the Notes to Consolidated Financial Statements for a discussion of our derivatives.

Accounting for Fair Value Instruments

Fair value is based on actively quoted market prices when they are available. In the absence of actively quoted market prices, we seek indicative price information from external sources, including broker quotes and industry publications. If pricing information from external sources is not available, we must estimate prices based on available historical and near-term future price information and/or the use of statistical methods. These inputs are used with industry standard valuation methodologies. See Note 15— Fair Value Measurements of the Notes to Consolidated Financial Statements for a discussion of our valuation methodologies.

Accounting for Pension and Other Post-Retirement Benefit Plans

Washington Gas maintains a qualified, trusteed, employee-non-contributory defined benefit pension plan (qualified pension plan) covering most active and vested former employees of Washington Gas and a separate non-funded defined benefit supplemental retirement plan (DB SERP) covering most executive officers. In addition, on January 1, 2010, Washington Gas established a non-funded defined benefit restoration plan (DB Restoration) for the purpose of providing supplemental pension and pension-related benefits to a select group of management employees. Washington Gas accrues the estimated benefit obligation for all of our defined benefit plans as earned by the covered employees. For the unfunded DB SERP and DB Restoration, Washington Gas pays, from internal funds, the individual benefits as they are due. Beginning in 2009, the Company began closing these plans to new entrants. As of January 1, 2010, all new employees were entitled to defined contribution plans, and certain management employees receive benefits under a non-funded defined benefit restoration plan. Washington Gas also provides certain healthcare and life insurance benefits for retired employees which are accrued and funded in a trust on an actuarial basis over the work life of the retirees. The qualified pension plan, DB SERP, DB Restoration and health and post-retirement plans are collectively referred to as the “Plans.”

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

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

The following table illustrates the effect of changing these actuarial assumptions, while holding all other assumptions constant:

Effect of Changing Critical Actuarial Assumptions
(In millions)	Pension Benefits			Health and Life Benefits
Actuarial Assumptions	Percentage-Point Change in Assumption	Increase (Decrease) in Ending Obligation	Increase (Decrease) in Annual Cost	Increase (Decrease) in Ending Obligation	Increase (Decrease) in Annual Cost
Expected long-term return on plan assets	+/– 1.00 pt.	n/a	$(6.3) / $6.3	n/a	$(3.5) / $3.5
Discount rate	+/– 0.25 pt.	$(28.1) / $29.6	$(1.9) / $2.0	$(10.4) / $11.0	$(1.2) / $0.9
Rate of compensation increase	+/– 0.25 pt.	$5.0 / $(4.9)	$0.9 / $(0.9)	n/a	n/a
Healthcare cost trend rate	+/– 1.00 pt.	n/a	n/a	$10.5 / $(9.2)	$5.9 / $(5.0)

Differences between actuarial assumptions and actual plan results are deferred and amortized into cost when the accumulated differences exceed ten percent of the greater of the projected benefit obligation or the market-related value of the plan assets. If necessary, the excess is amortized over the average remaining service period of active employees. At September 30, 2014, the discount rate for the pension, DB SERP and DB Restoration plans decreased to 4.4%, 4.0% and 4.0%, from 5.0%, 4.5% and 4.5%, respectively, for the comparable period in the prior year. The health and post-retirement plans discount rate also decreased to 4.4% from 5.1% during the same period. The lower discount rates reflect the change in long-term interest rates primarily due to current market conditions. Refer to Note 10 —Pension and Other Post-Retirement Benefit Plans of the Notes to Consolidated Financial Statements for a listing of the actuarial assumptions used and for further discussion of the accounting for the Plans.

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

Summary Results

WGL reported net income of $105.9 million, $80.3 million and $139.8 million for the fiscal years ended September 30, 2014, 2013 and 2012, respectively. We earned a return on average common equity of 8.4%, 6.3% and 11.3%, respectively, during each of these three fiscal years.

The following table summarizes our net income (loss) by operating segment for fiscal years ended September 30, 2014, 2013 and 2012.

Net Income (Loss) by Operating Segment
	Years Ended September 30,			Increase (Decrease)
(In millions)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012

Regulated utility	$98.0	$71.8	$109.7	$26.2	$(37.9)
Non-utility operations:
Retail energy-marketing	8.2	33.0	39.3	(24.8)	(6.3)
Commercial energy systems	5.4	3.0	2.4	2.4	0.6
Midstream energy services	6.2	(18.8)	(9.1)	25.0	(9.7)
Other activities	(12.2)	(7.9)	(2.5)	(4.3)	(5.4)
Total non-utility	$7.6	$9.3	$30.1	$(1.7)	$(20.8)
Intersegment Eliminations	$0.3	$(0.8)	$-	$1.1	$(0.8)
Net income	$105.9	$80.3	$139.8	$25.6	$(59.5)
Earnings per average common share
Basic	$2.05	$1.55	$2.71	$0.50	$(1.16)
Diluted	$2.05	$1.55	$2.71	$0.50	$(1.16)

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Regulated Utility Operating Results

The following table summarizes the regulated utility segment’s operating results for fiscal years ended September 30, 2014, 2013 and 2012.

Regulated Utility Operating Results
	Years Ended September 30,			Increase (Decrease)
(In millions)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Utility net revenues:
Operating revenues	$1,443.8	$1,200.4	$1,137.7	$243.4	$62.7
Less: Cost of gas	726.9	521.5	421.5	205.4	100.0
Revenue taxes	84.3	81.4	74.2	2.9	7.2
Total utility net revenues	632.6	597.5	642.0	35.1	(44.5)
Operation and maintenance	291.4	292.6	279.9	(1.2)	12.7
Depreciation and amortization	104.1	100.4	95.0	3.7	5.4
General taxes and other assessments	53.4	52.3	50.8	1.1	1.5
Operating income	183.7	152.2	216.3	31.5	(64.1)
Other income (expenses)-net, including preferred stock dividends	(0.4)	0.1	1.8	(0.5)	(1.7)
Interest expense	37.1	35.6	36.1	1.5	(0.5)
Income Tax Expense	48.2	44.9	72.3	3.3	(27.4)

Net income	$98.0	$71.8	$109.7	$26.2	$(37.9)

Fiscal Year 2014 vs. Fiscal Year 2013.  The $26.2 million increase in net income primarily reflects:

•	higher net revenues attributed to the colder weather impacts of 2014 that were in excess of our weather protection provisions;
•	higher revenues due to new base rates in Maryland and the District of Columbia;
•	increase in revenues related to the growth of more than 12,200 average active customer meters;
•	favorable effects of changes in natural gas consumption patterns in the District of Columbia;
•	surcharge-based rate recovery related to the accelerated pipeline replacement programs;
•	higher realized margins associated with our asset optimization program;
•	lower expenses related to operations and maintenance activities; and a
•	decrease in the effective tax rate primarily due to the reinstatement of regulatory assets related to the tax effect of Med D and tax sharing among the consolidated affiliates.

Partially offsetting these favorable variances were:

•	higher unrealized losses associated with our asset optimization program; and
•	higher depreciation expense due to the growth in our investment in utility plant.

Fiscal Year 2013 vs. Fiscal Year 2012.  The $37.9 million decrease in net income primarily reflects:

•	decrease in unrealized margins associated with our asset optimization program;
•	higher employee incentives and benefits primarily due to a decrease in the discount rate;
•

higher recoveries in 2012 (adjusted by recoveries in 2013) associated with a loss previously recognized in 2011 for refunds to customers ordered by the PSC of MD related to a cash settlement of gas imbalance with competitive service providers; and

•	higher depreciation expense due to the growth in investment in utility plant.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Partially offsetting these unfavorable variances were:

•	higher net revenues attributed to the warm weather impacts of 2012 that were in excess of our weather protection provisions;
•	higher revenues due to the timing of rate relief in Maryland and the District of Columbia;
•	increase in revenues related to the growth in average active customer meters;
•	favorable effects of changes in natural gas consumption patterns in the District of Columbia;
•	lower environmental expense primarily due to net insurance proceeds;
•	lower bad debt expense due to a reduction in customer delinquencies and charge-offs; and
•	lower income taxes due to a decrease in the effective tax rate.

Utility Net Revenues. The following table provides the key factors contributing to the changes in the utility net revenues of the regulated utility segment between years.

Composition of Changes in Utility Net Revenues
	Increase (Decrease)
(In millions)	2014 vs. 2013	2013 vs. 2012
Customer growth	$8.1	$3.4
Estimated weather effects	5.3	9.5
Natural gas consumption patterns	1.8	2.6
Impact of rate cases	12.2	3.5
Accelerated pipe replacement programs	3.9	3.5
Interruptible margins	1.4	-
Asset optimization:
Realized margins	18.9	(0.5)
Unrealized mark-to-market valuations	(20.8)	(61.3)
Lower-of-cost or market adjustment	(0.3)	0.3
Storage carrying costs	1.1	(2.3)
Competitive service provider imbalance cash settlement	-	(5.3)
Late fees and miscellaneous service charges	1.7	-
Other	1.8	2.1
Total	$35.1	$(44.5)

Customer growth — Average active customer meters increased by more than 12,200 from fiscal year 2013 to 2014. Average active customer meters increased by more than 10,900 from fiscal year 2012 to 2013.

Estimated weather effects — Weather, when measured by HDDs in the District of Columbia, was 9.6% colder than normal during the year ended September 30, 2014 and 0.2% warmer than normal during the year ended September 30, 2013, and 20.1% warmer than normal during the year ended September 30, 2012 (refer to the section entitled “Weather Risk” for further discussion of our weather protection strategy).

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

Impact of rate cases — The year over year variance for 2014 and 2013 reflects new base rates that were approved in the District of Columbia and Maryland, effective June 4, 2013 and November 23, 2013, respectively. The year over year variance for 2013 and 2012 reflects new base rates that were approved in the District of Columbia, effective June 4, 2013.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Accelerated pipe replacement programs — Revenues increased related to the return on investment and recovery of costs associated with accelerated pipeline replacement programs in Maryland and Virginia and a targeted mechanically coupled pipe replacement and encapsulation program in the District of Columbia.

Interruptible margins — The year over year variance for 2014 and 2013 is a result of a decrease in margin sharing with firm customers which is a direct result of the Maryland margin sharing target based on the rate case which was approved in November 2013. This consequently resulted in an increase in utility net revenues.

Asset optimization — We recorded an unrealized loss associated with our energy-related derivatives of $66.2 million for the fiscal year ended September 30, 2014, an unrealized loss of $45.4 million for the fiscal year ended September 30, 2013 and an unrealized gain of $15.9 million for the year ended September 30, 2012. When these derivatives settle, any unrealized amounts will ultimately reverse and Washington Gas will realize margins in combination with related transactions that these derivatives economically hedge. The losses recorded in 2014 are primarily due to unfavorable movements in the unobservable inputs used in the valuation of long-dated forward contracts. We believe that this value is not reflective of our ultimate cash flows as these purchases are utilized in the optimization of our long-term natural gas transportation and storage capacity resources, the value of which is not reflected at fair value. Unfavorably affecting asset optimization results were $0.2 million of lower-of-cost or market adjustments related to storage gas inventory for the year ended September 30, 2014. Washington Gas recorded no lower-of-cost or market adjustments related to its storage gas inventory during the fiscal year ended September 30, 2013. For the fiscal year ended September 30, 2012, Washington Gas recorded lower-of-cost or market adjustments, after the effects of regulatory sharing, of $1.5 million. Refer to the section entitled “Market Risk—Price Risk Related to the Regulated Utility Segment” for further discussion of our asset optimization program.

Storage Carrying Costs — Each jurisdiction provides for the recovery of carrying costs based on the pre-tax cost of capital, multiplied by the monthly average balance of storage gas inventory. The year over year comparisons for 2014 and 2013 reflect increased incremental carrying cost per therm and additional storage capacity in the current period compared to the same period of the prior fiscal year. For fiscal year 2013 compared to 2012, the comparison reflects lower average storage gas inventory investment balances primarily due to lower weighted average cost of gas in inventory.

Competitive Service Provider imbalance cash settlement — The PSC of MD ordered Washington Gas to refund to customers an amount associated with a cash settlement of gas imbalances with competitive service providers. The order remanded the matter to a hearing examiner to determine the amount of the refund as the difference between charges made to customers and the charges that would have been incurred had the imbalances been made up through volumetric adjustments. In 2012, based on Washington Gas’ decision to seek recovery from third party marketers, $4.8 million was recognized as a receivable, resulting in a favorable year-over-year variance of $10.7 million. For 2013, there is no cost associated with this settlement, resulting in an unfavorable year-over-year variance of $5.3 million.

Operation and Maintenance Expenses. The following table provides the key factors contributing to the changes in operation and maintenance expenses of the regulated utility segment between years.

Composition of Changes in Operation and Maintenance Expenses
	Increase/(Decrease)
(In millions)	2014 vs. 2013	2013 vs. 2012
Employee benefits	$(18.1)	$9.3
Impairment loss	(0.4)	(1.5)
Weather-related instruments:
Benefit	0.3	6.1
Premium costs and fair value effects	0.5	1.1
Labor and incentive plans	3.0	5.0
Net insurance proceeds	2.2	(2.4)
Uncollectible accounts	4.7	(2.3)
Operations, engineering, compliance and safety	7.7	(0.8)
Other	(1.1)	(1.8)
Total	$(1.2)	$12.7

Employee benefits — The decrease in employee benefits expense for 2014 to 2013 year over year comparison primarily relates to an amendment to the post-retirement benefits plan resulting in a re-measurement of the benefit obligation and a reduction in the net periodic expense for the current period compared to the same period in the prior year. The increase in employee benefits expense for 2013 to 2012 year over year comparison primarily reflects higher pension and other post-retirement benefits due to changes in the discount rate and other plan assumptions used to measure the benefit obligation.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Impairment loss — On July 7, 2014, the SCC of VA disallowed recovery of carrying costs on certain deferred costs related to an abandoned liquefied natural gas facility, therefore, $1.9 million of the associated regulatory asset was impaired. During fiscal year 2013, Washington Gas recorded a $2.6 million impairment loss on a previous operations facility by reducing the carrying amount of $24.9 million down to its fair value of $22.3 million and a $0.5 million impairment loss for the unrecoverable portion of the LNG storage facility. In 2012, Washington Gas incurred a $5.0 million impairment loss on the previous operations facility by reducing the carrying amount of $29.9 million down to its fair value of $24.9 million.

Weather-related instrument benefits/losses — There were no derivative instruments hedging variations from normal weather in the District of Columbia for fiscal year 2014. The effects of hedging variations from normal weather in the District of Columbia for fiscal years 2013, and 2012 were recorded to operation and maintenance expense. During fiscal year 2013, Washington Gas recorded gains of $0.3 million (pre-tax) related to its weather-related instruments as a result of warmer-than-normal weather and received a benefit of $0.7 million for premiums on its weather-related instruments. During fiscal year 2012, Washington Gas recorded gains of $6.3 million (pre-tax) related to its weather-related instruments as a result of warmer-than-normal weather and received a benefit of $0.8 million for premiums on its weather-related instruments. The benefits or losses of the weather-related instruments are offset by the effect of weather on utility net revenues.

Labor and incentive plans — The increase in expense for year over year comparisons is primarily due to higher direct labor costs driven by general wage increases, increase in the number of employees and in overtime work driven primarily by cold weather.

Net insurance proceeds — In 2013, Washington Gas received proceeds from an environmental insurance policy for past and future claims, partially offset by costs associated with environmental claims and regulatory sharing.

Uncollectible accounts — The increase in expense for year over year comparisons for fiscal year 2014 to 2013 is due to increased volumes of gas deliveries. In addition, Washington Gas provided an increased number of structured and deferred payment plans to customers in Maryland due to the extremely cold winter. The decrease in expense in fiscal year 2013 compared to 2012 reflects a reduction in customer delinquencies and charge-offs.

Operations, engineering, compliance and safety — The increase in expense in fiscal year 2014 compared to 2013 year-over year comparison reflects increased maintenance costs driven primarily by cold weather. The decrease in expense in fiscal year 2013 compared to 2012 year-over-year comparison reflects a reduction in paving costs.

Depreciation and Amortization.  The following table provides the key factors contributing to the changes in depreciation and amortization of the regulated utility segment between years.

Composition of Changes in Depreciation and Amortization
	Increase (Decrease)
(In millions)	2014 vs. 2013	2013 vs. 2012
Property, plant and equipment	$3.6	$4.7
Amortization reversal	(0.7)	(1.3)
New depreciation rates—District of Columbia	-	(0.3)
Accelerated pipe replacement programs	0.8	-
Retroactive depreciation adjustment—Virginia	-	2.3
Total	$3.7	$5.4

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Non-Utility Operating Results

Retail Energy-Marketing

The following table depicts the retail energy-marketing segment’s operating results along with selected statistical data.

Retail-Energy Marketing Financial and Statistical Data

	Years Ended September 30,			Increase (Decrease)

	2014	2013	2012	2014 vs. 2013	2013 vs. 2012

Operating Results (In millions)
Gross margins:
Operating revenues	$1,310.3	$1,279.3	$1,267.1	$31.0	$12.2
Less: Cost of energy	1,239.0	1,164.8	1,139.2	74.2	25.6
Revenue taxes	8.3	6.8	5.8	1.5	1.0

Total gross margins	63.0	107.7	122.1	(44.7)	(14.4)
Operation expenses	43.8	49.6	52.2	(5.8)	(2.6)
Depreciation and amortization	0.7	0.7	0.7	-	-
General taxes and other assessments—other	4.6	4.4	4.0	0.2	0.4

Operating income	13.9	53.0	65.2	(39.1)	(12.2)
Other income (expenses)-net	0.1	0.2	-	(0.1)	0.2
Income tax expense	5.8	20.2	25.9	(14.4)	(5.7)

Net income	$8.2	$33.0	$39.3	$(24.8)	$(6.3)

Analysis of gross margins (In millions)
Natural gas
Realized margins	$59.0	$44.1	$34.9	$14.9	$9.2
Unrealized mark-to-market gains (losses)	5.2	(1.7)	6.9	6.9	(8.6)

Total gross margins—natural gas	64.2	42.4	41.8	21.8	0.6

Electricity
Realized margins	$0.7	$58.6	$78.8	$(57.9)	$(20.2)
Unrealized mark-to-market gains (losses)	(1.9)	6.7	1.5	(8.6)	5.2

Total gross margins—electricity	(1.2)	65.3	80.3	(66.5)	(15.0)

Total gross margins	$63.0	$107.7	$122.1	$(44.7)	$(14.4)

Other Retail-Energy Marketing Statistics
Natural gas
Therm sales (millions of therms)	718.1	702.5	610.4	15.6	92.1
Number of customers (end of period)	156,600	167,900	177,500	(11,300)	-9,600
Electricity
Electricity sales (millions of kWhs)	11,692.0	12,133.0	11,794.9	(441.0)	338.1
Number of accounts (end of period)	162,100	179,900	194,300	(17,800)	-14,400

Fiscal Year 2014 vs. Fiscal Year 2013.  The retail energy-marketing segment reported net income of $8.2 million for the fiscal year 2014 compared to net income of $33.0 million reported for fiscal year 2013. This reduction primarily reflects lower gross margins from the sale of electricity.

Gross margins from natural gas sales increased $21.8 million in fiscal year 2014 from the prior year. This increase reflects higher spot sales to interruptible customers, hedge settlements and portfolio optimization activity as well as an increase in unrealized mark-to-market valuations due to fluctuating market prices.

Gross margins from electric sales decreased $66.5 million in fiscal year 2014 from the prior year due to higher capacity and ancillary service charges from the regional power grid operator (PJM) and a decrease in unrealized mark-to-market valuations due to fluctuating market prices.

Operating expenses were lower due to lower customer acquisition, billing and customer service costs.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Fiscal Year 2013 vs. Fiscal Year 2012.  The retail energy-marketing segment reported net income of $33.0 million for the fiscal year 2013 compared to net income of $39.3 million reported for fiscal year 2012. This reduction primarily reflects lower gross margins from the sale of electricity.

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

Gross margins from electric sales decreased $15.0 million in fiscal year 2013 over the prior year. This decrease reflects $5.2 million in higher unrealized mark-to-market margins on energy-related derivatives from fluctuating market prices offset by a $20.2 million decrease in realized margins due to the timing differences in margin recognition as well as higher ancillary service charges associated with fixed price contracts.

Commercial Energy Systems

The tables below represent the financial results by division of the commercial energy systems segment for the fiscal years ended September 30, 2014, 2013, and 2012.

Commercial Energy Systems Segment Financial Information
	Years Ended September 30,			Increase (Decrease)
(In millions)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Federal revenues	$23.2	$29.4	$57.1	$(6.2)	$(27.7)
Distributed generation revenues	17.0	5.3	3.0	11.7	2.3
Total revenues	$40.2	$34.7	$60.1	$5.5	$(25.4)
Cost of goods sold	20.3	24.5	51.1	(4.2)	(26.6)
Operating expenses	10.7	7.2	5.7	3.5	1.5
Solar depreciation	6.2	2.4	1.2	3.8	1.2
Total expenses	$37.2	$34.1	$58.0	$3.1	$(23.9)
Operating income	$3.0	$0.6	$2.1	$2.4	$(1.5)
Equity earnings	2.0	1.1	0.9	0.9	0.2
Other income	1.8	1.2	0.4	0.6	0.8
Interest expense	0.4	0.2	0.1	0.2	0.1
Total other income	$3.4	$2.1	$1.2	$1.3	$0.9
Earnings before income taxes	$6.4	$2.7	$3.3	$3.7	$(0.6)
Income tax expense	3.7	0.8	1.1	2.9	(0.3)
Amortization of income tax credits & treasury grants	(2.7)	(1.1)	(0.2)	(1.6)	(0.9)
Net income	$5.4	$3.0	$2.4	$2.4	$0.6
Net income (loss) by division :
Federal division	$(3.0)	$0.1	$1.3	$(3.1)	$(1.2)
Distributed generation division	5.9	2.0	1.2	3.9	0.8
Investment solar division	2.5	0.9	(0.1)	1.6	1.0
Total net income	$5.4	$3.0	$2.4	$2.4	$0.6

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

The commercial energy systems segment reported net income of $5.4 million, $3.0 million and $2.4 million in fiscal years 2014, 2013 and 2012, respectively. The year-over-year variances for all years are primarily due to higher solar renewable credits, solar generation revenue from commercial solar assets and higher solar investment income.

Midstream Energy Services

Midstream Energy Services reported net income of $6.2 million, in fiscal year 2014 and net losses of $18.8 million and $9.1 million in fiscal years 2013 and 2012, respectively. The variance between 2014 and 2013 is driven by higher realized margins on physical and financial transactions associated with higher gas prices and unrealized gains on derivative instruments. Both 2014 and 2013 reflect expenses of approximately $4.0 million associated with its investments in the Central Penn Line and Constitution pipeline projects. The variance between 2013 and 2012 is driven by organizational costs incurred for the Constitution Pipeline Project, unrealized losses from long-term purchase contracts, continued compression of storage spreads and higher operation and maintenance expense as a result of new storage and optimization arrangements. In addition, operation and maintenance expense was higher as a result of investments in new storage and optimization arrangements, as well as costs incurred for the Commonwealth Pipeline project.

Other Non-Utility Activities

As previously discussed, transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our four operating segments, are aggregated as “Other Activities” and included as part of non-utility operations. Results for our other non-utility activities reflect net losses of $12.2 million, $7.9 million and $2.5 million for fiscal years 2014, 2013, and 2012, respectively. The year-over-year comparisons reflect business development costs, legal expenses and our corporate branding initiative costs.

Intersegment Eliminations

Intersegment Eliminations represents a timing difference between Commercial Energy Systems’ recognition of revenue for the sale of SRECs to Retail Energy-Marketing and Retail Energy-Marketing’s recognition of the associated expense. Retail Energy-Marketing has accrued expenses relating to SREC’s that have been generated by Commercial Energy Systems but have not been transferred.

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

During the fiscal year ended September 30, 2014, both WGL and Washington Gas met its liquidity and capital needs through retained earnings, the issuance of commercial paper and long-term debt.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Our ability to access capital markets depends on our credit ratings, general market liquidity, and investor demand for our securities. Our credit ratings depend largely on the financial performance of our subsidiaries, and a ratings downgrade could both increase our borrowing costs and trigger the need for posting additional collateral with our wholesale counterparties or other creditors. In support of our credit ratings, we have a goal to maintain our common equity ratio in the 50% range of total consolidated capital. As of September 30, 2014, total consolidated capitalization, including current maturities of long-term debt and excluding notes payable, comprised 63.2% common equity, 1.4% preferred stock and 35.4% long-term debt. The level of this ratio varies during the fiscal year due to the seasonal nature of our business. This seasonality also affects our short-term debt balances, which are typically higher in the fall and winter months and substantially lower in the spring when a significant portion of our current assets are converted into cash at the end of the heating season. Our cash flow requirements and our ability to provide satisfactory resources to meet those requirements are primarily influenced by the activities of all of WGL’s operating segments.

Our plans provide for sufficient liquidity to satisfy our financial obligations. At September 30, 2014, we had no restrictions on our cash balances or retained earnings that would affect the payment of common or preferred stock dividends by either WGL or Washington Gas.

Short-Term Cash Requirements and Related Financing

Washington Gas has seasonal short-term cash requirements to fund the purchase of storage gas inventory in advance of the winter heating season. At September 30, 2014 and September 30, 2013, Washington Gas had balances in gas storage of $156.1 million and $132.2 million, respectively. Washington Gas collects the cost of gas under cost recovery mechanisms approved by its regulators. Additionally, Washington Gas may be required to post cash collateral for certain purchases.

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

Variations in the timing of collections under its gas cost recovery mechanisms can significantly affect Washington Gas’ short-term cash requirements. At September 30, 2014 and September 30, 2013, Washington Gas had $9.8 million and $0.6 million in net over-collections, respectively, of gas costs reflected in current assets/liabilities as gas costs due to customers. Amounts under-collected or over-collected that are generated during the current gas cost recovery cycle are deferred as a regulatory asset or liability on the balance sheet until September 1 of each year, at which time the accumulated amount is transferred to gas costs due from/to customers as appropriate. At September 30, 2014 and September 30, 2013, Washington Gas had a net regulatory liability of $11.7 million and a net regulatory asset of $13.8 million, respectively, related to the current gas recovery cycle.

WGL and Washington Gas use short-term debt in the form of commercial paper or unsecured short-term bank loans to fund seasonal cash requirements. Our policy is to maintain back-up bank credit facilities in an amount equal to or greater than our expected maximum commercial paper position. Bank credit balances available to WGL and Washington Gas net of commercial paper balances were $85.5 million and $261.0 million at September 30, 2014 and $201.4 million and $225.5 million at September 30, 2013, respectively. The credit facility for WGL permits it to borrow up to $450.0 million, and further permits, with the banks’ approval, additional borrowings of $100.0 million for a maximum potential total of $550.0 million. The credit facility for Washington Gas permits it to borrow up to $350.0 million, and further permits, with the banks’

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

approval, additional borrowings of $100.0 million for a maximum potential total of $450.0 million. The interest rate on loans made under each of the credit facilities will be a fluctuating rate per annum that will be set using certain parameters at the time each loan is made. WGL and Washington Gas incur credit facility fees, which in some cases are based on the long-term debt ratings of Washington Gas. In the event that the long-term debt of Washington Gas is downgraded below certain levels, WGL and Washington Gas would be required to pay higher fees. There are five different levels of fees. The credit facility for WGL defines its applicable fee level as one level below the level applicable to Washington Gas. Under the terms of the credit facilities, the lowest level facility fee is 0.06% and the highest is 0.175%. These credit agreements provide for a term of five years and expire on April 3, 2017. The credit agreements each have two one-year extension options. Refer to Note 3—Short-Term Debt of the Notes to the Consolidated Financial Statements for further information.

A share repurchase program was approved by the Board of Directors and announced on August 7, 2014 to repurchase WGL’s common stock up to an amount of $150 million. The shares may be repurchased in the open market or in privately negotiated transactions. The repurchase program is authorized for a two year period. During the quarter ended September 30, 2014, we repurchased 1.3 million shares of common stock at a total cost of approximately $56.1 million. This amount reflects the total since the program’s inception.

To manage credit risk, Washington Gas may require certain customers and suppliers to provide deposits, which are reported as current liabilities in “Customer deposits and advance payments,” in the accompanying balance sheets. At September 30, 2014 and September 30, 2013, “Customer deposits and advance payments” totaled $68.3 million and $67.2 million, respectively.

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

For WGEServices and WGL Midstream, deposits would typically represent collateral for transactions with wholesale counterparties. These deposits may be reduced, repaid or increased at any time based on the current value of WGEServices’ or WGL Midstream’s net position with the counterparty. Currently, there are no restrictions on the use of deposited funds and interest is paid to the counterparty on these deposits in accordance with its contractual obligations. Refer to the section entitled “Credit Risk” for further discussion of our management of credit risk.

WGEServices and WGL Midstream have seasonal short-term cash requirements to fund the purchase of storage gas inventory in advance of the winter heating season. At September 30, 2014 and September 30, 2013, WGEServices had balances in gas storage of $50.5 million and $49.1 million, respectively. WGEServices collects revenues that are designed to reimburse commodity costs used to supply their retail customer and wholesale counterparty contracts. At September 30, 2014 and September 30, 2013, WGL Midstream had balances in gas storage of $127.0 million and $166.0 million, respectively. As market opportunities arise, WGL Midstream collects revenues in excess of its commodity costs through its wholesale counterparty contracts. WGEServices and WGL Midstream derive funding to finance these activities from short-term debt issued by WGL. Additionally, WGEServices and WGL Midstream may be required to post cash collateral for certain purchases. WGEServices and WGL Midstream may be required to provide parent guarantees from WGL for certain transactions.

In addition to storage gas, WGL Midstream also has short-term cash requirements to fund the construction of the Central Penn Line pipeline. At September 30, 2014, WGL Midstream had short-term cash obligations of $26.1 million related to the Central Penn Line pipeline. At September 30, 2013, WGL Midstream did not have any obligations related to the Central Penn Line pipeline. WGL Midstream derives funding to finance these activities from short-term debt issued by WGL.

WGESystems has cash requirements to fund the construction and purchase of residential and commercial distributed generating systems. WGESystems derives funding to finance these activities from short-term debt issued by WGL but may also utilize long-term debt issued by WGL in the future.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Money Pool

WGL has money pool arrangements with and among its subsidiaries to coordinate and provide for certain short term cash and working capital requirements. This money pool may also accumulate cash from the periodic issuance of WGL’s common stock from the company’s dividend reinvestment program and stock based compensation programs as well as the operations of certain subsidiaries. In return, the money pool provides short-term loans to its subsidiaries to meet various working capital needs. Washington Gas does not participate in the money pool.

Long-Term Cash Requirements and Related Financing

The primary drivers of our long-term cash requirements include capital expenditures, non-utility investments, long-term debt maturities and decisions to refinance long-term debt and our share repurchase program. Our capital expenditures primarily relate to adding new utility customers and system supply as well as maintaining the safety and reliability of Washington Gas’ distribution system (refer to the section entitled “Capital Expenditures” below).

WGL Debt Issuances

On August 18, 2014, WGL entered into an Indenture with The Bank of New York Mellon (the “Trustee”) to issue an unlimited amount of debt securities. Supplemental indentures will supplement the Indenture and establish the respective terms of the notes. The offering of the notes has been registered under a shelf registration statement on Form S-3.

On October 24, 2014, WGL issued $100.0 million of 2.25% notes due November 1, 2019 (“2019 Notes”) and $125.0 million of 4.60% notes due November 1, 2044 (“2044 Notes”). The notes were priced at 99.79% and 99.23% of par, respectively. The 2019 Notes have a make whole call provision that WGL may exercise at any time on or after October 24, 2014 and prior to October 1, 2019. At any time on or after October 1, 2019, the 2019 Notes may be called at 100% of the principal of such notes, plus accrued and unpaid interest. The 2044 Notes have a make whole call provision that WGL may exercise at any time on or after October 24, 2014 and prior to May 1, 2044. At any time on or after May 1, 2044, the 2044 Notes may be called at 100% of the principal of such notes, plus accrued and unpaid interest. These transactions were executed with Wells Fargo Securities, LLC, BB&T Capital Markets, TD Securities and CIBC World Markets as underwriters. Proceeds from the sale of these notes will be used by WGL to primarily fund the repurchase of outstanding securities of WGL and capital investments of its non-utility subsidiaries.

Proceeds from the sale of these notes will be used by WGL to primarily fund the repurchase of outstanding securities of WGL and capital investments of its non-utility subsidiaries.

Washington Gas Debt Issuances

At September 30, 2014, Washington Gas had the capacity under a shelf registration to issue up to $275.0 million of additional Medium Term Notes (MTNs). Washington Gas has authority from its regulators to issue other forms of debt, including private placements. The following describes long-term debt issuance activity during fiscal year 2014 and 2013.

Fiscal Year 2014 Activity.  On December 5, 2013, Washington Gas issued $75.0 million in 5.00% MTN’s due on December 15, 2043. On September 12, 2014, Washington Gas issued $100.0 million of 4.22% fixed MTNs due September 15, 2044. Proceeds from these notes were used by Washington Gas to retire short-term debt used to refund long-term debt that was retired on September 10, 2014 with a coupon rate of 5.17%, and for general corporate purposes. On November 7, 2013, Washington Gas retired $37.0 million of 4.88% MTN’s and September 10, 2014, retired $30.0 million in 5.17% MTN’s.

Fiscal Year 2013 Activity.  There were no MTN or private placement issuances or retirements for the year ended September 30, 2013.

We are exposed to interest-rate risk associated with our debt financing. Prior to issuing long-term debt, WGL and Washington Gas may utilize derivative instruments to minimize its exposure to the risk of interest-rate volatility. Refer to the section entitled “Interest-Rate Risk” for further discussion of our interest-rate risk management activity.

Security Ratings

Changes in credit ratings may affect WGL’s and Washington Gas’ cost of short-term and long-term debt and their access to the capital markets. A security rating is not a recommendation to buy, sell or hold securities.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

The rating may be subject to revision or withdrawal at any time by the assigning rating organization and each rating should be evaluated independently of any other rating. On January 30, 2014, Moody’s upgraded Washington Gas’ senior unsecured rating to A1 from A2. The table below reflects the credit ratings for the outstanding debt instruments of WGL and Washington Gas for the year ended September 30, 2014.

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

On October 15, 2014, Fitch Ratings downgraded WGL’s credit rating for its senior unsecured debt to “A” from “A+.” On October 22, 2014, Moody’s assigned an issue credit rating for WGL’s senior unsecured debt of “A3” and S&P assigned an issue credit rating for WGL’s senior unsecured debt of “A.”

Ratings Triggers and Certain Debt Covenants

WGL and Washington Gas pay credit facility fees, which in some cases are based on the long-term debt ratings of Washington Gas. Under the terms of WGL’s and Washington Gas’ credit agreements, the ratio of consolidated financial indebtedness to consolidated total capitalization cannot exceed 0.65 to 1.0 (65.0%). In addition, WGL and Washington Gas are required to inform lenders of changes in corporate existence, financial conditions, litigation and environmental warranties that might have a material effect on debt ratings. The failure to inform the lenders’ agent of material changes in these areas might constitute default under the agreements. Additionally, failure to pay principal or interest on any other indebtedness may be deemed a default under our credit agreements. A default, if not remedied, may lead to a suspension of further loans and/or acceleration in which obligations become immediately due and payable. At September 30, 2014, we were in compliance with all of the covenants under our revolving credit facilities.

For certain of Washington Gas’ natural gas purchase and pipeline capacity agreements, if the long-term debt of Washington Gas is downgraded to or below the lower of a BBB- rating by Standard & Poor’s or a Baa3 rating by Moody’s Investors Service, or if Washington Gas is deemed by a counterparty not to be creditworthy, then the counterparty may withhold service or deliveries, or may require additional credit support. For certain other agreements, if the counterparty’s credit exposure to Washington Gas exceeds a contractually defined threshold amount, or if Washington Gas’ credit rating declines by a certain rating level, then the counterparty may require additional credit support. At September 30, 2014, Washington Gas would not be required to provide additional credit support by these arrangements if its long-term credit rating was to be downgraded by one rating level.

WGL guarantees payments for certain purchases of natural gas and electricity on behalf of WGEServices and WGL Midstream (refer to “Contractual Obligations, Off-Balance Sheet Arrangements and Other Commercial Commitments” for a further discussion of these guarantees). If the credit rating of WGL declines, WGEServices and WGL Midstream may be required to provide additional credit support for these purchase contracts. At September 30, 2014, neither WGEServices nor WGL Midstream would be required to provide additional credit support for these arrangements if the long-term credit rating of WGL Holdings was to be downgraded by one rating level.

Historical Cash Flows

The following table summarizes WGL’s net cash provided by (used in) operating, investing and financing activities for the fiscal years ended September 30, 2014, 2013 and 2012:

	Fiscal Years Ended September 30,			Increase / (Decrease)	Increase / (Decrease)

(In millions)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012

Cash provided by (used in):
Operating activities	$382.2	$318.0	$217.6	$64.2	$100.4
Investing activities	$(422.1)	$(371.1)	$(266.8)	$(51.0)	$(104.3)
Financing activities	$45.2	$46.3	$55.2	$(1.1)	$(8.9)

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Cash Flows Provided by Operating Activities

The regulated utility’s cash flows from operating activities principally reflect gas sales and deliveries and the cost of operations. The volume of gas sales and deliveries is dependent primarily on factors external to the utility, such as growth of customer demand, weather, market prices for energy, economic conditions and measures that promote energy efficiency. Under revenue and weather normalization, ratemaking adjustments and decoupling mechanisms in place, changes in delivery volumes from levels assumed when rates were approved may affect the timing of cash flows but not net income. The price at which the utility provides energy to customers is determined in accordance with regulatory approved tariffs. In general, changes in the utility’s cost of purchased power, fuel and gas may affect the timing of cash flows but not net income because the costs are recovered in accordance with rate agreements. In addition, the regulated utility’s cash flow is impacted by the timing of derivative settlements.

The non-utility cash flows from operating activities primarily reflect the timing of receipts related to distributed generating and federal projects at commercial energy systems and the timing of receipts related to electric and gas bills for retail-energy marketing. The timing of gas purchases and sales resulting from asset optimization arrangements affect midstream energy services.

Net income is the result of cash and non-cash (or accrual) transactions. Only cash transactions affect WGL’s cash flows from operating activities. Principal non-cash charges include depreciation, accrued or deferred pension and other post-retirement benefit costs and deferred income tax expense. Non-cash charges or credits may also be accrued under the revenue decoupling and cost reconciliation mechanisms in the utilities’ rate plans.

Net cash provided by operating activities for the fiscal year ended September 30, 2014 increased by $64.2 million to $382.2 million from $318.0 million for fiscal year ended September 30, 2013. The change in net cash flows reflects increased sales volumes to customers due to our colder than normal weather winter heating season. Seasonal trends and timing are reflected within changes to accounts receivable, recoverable energy costs and accounts payable.

The change in regulatory assets principally reflects changes in deferred pension and post-retirement benefit costs in accordance with the accounting rules for retirement benefits.

Net cash provided by operating activities for fiscal year ended September 30, 2013 totaled $318.0 million compared to $217.6 million in fiscal year ended September 30, 2012. This change in net cash flows reflects an increase in storage gas due to higher inventory prices; increased inventory and a decrease in pension and post-retirement benefit contributions; and a decrease in the change in gas costs (current) and other regulatory assets/liabilities- net due to increase in mark-to-market adjustments along with an increase in price. Seasonal trends and timing are reflected within changes to accounts receivables, recoverable energy costs and accounts payable.

Cash Flows Provided By Financing Activities

Cash flows provided by financing activities totaled $45.2 million in fiscal year ended September 30, 2014 reflecting the issuance of $175.3 million in long-term debt; retirement of $67.0 million in MTNs; $80.4 million increase in notes payable used to finance gas purchase and storage inventory costs; $85.2 million of dividend payments on common and preferred stock and the repurchase of $56.1 million in common stock. Cash flows provided by financing activities totaled $46.3 million in fiscal year ended September 30, 2013 reflecting an increase in notes payable of $125.4 million used to finance gas purchase and storage inventory costs and $86.1 million of dividend payments on common and preferred stock. Cash flows provided by financing activities totaled $55.2 million in fiscal year ended September 30, 2012 reflecting a $208.3 million increase in notes payable used to finance gas purchase and storage inventory costs for planned non-utility growth and pension contributions; $77.2 million of dividend payments on common and preferred stock; and the retirement of $77.0 million in MTNs.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

The following table reflects the issuances and retirements of long-term debt that occurred during the fiscal years 2014, 2013 and 2012 (also refer to Note 5 —Long Term Debt of Notes to Consolidated Financial Statements).

Long-Term Debt Activity

	2014		2013		2012

($ In millions)	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount

Medium-term notes
Issued	4.22 – 5.00%	$175.0	n/a	$-	n/a	$-
Retired	4.88 – 5.17%	(67.0)	n/a	-	5.90 – 6.05%	(77.0)
Other financing
Issued (a)	2.52%	0.3	n/a	-	2.77 – 3.38%	6.2
Retired (b)	n/a	-	n/a	-	3.94%	(4.2)
Other activity

Total		$108.3		$-		$(75.0)

(a) Includes the non-cash issuances of project debt financing of $0.3 million for fiscal year 2014 and $6.2 million for fiscal year 2012.

(b) Includes the non-cash extinguishments of project debt financing of $4.2 million for fiscal year 2012.

Cash Flows Used in Investing Activities

Net cash flows used in investing activities totaled $422.1 million, $371.1 million and $266.8 million during fiscal years 2014, 2013 and 2012, respectively, which primarily consists of capital expenditures made on behalf of Washington Gas and investments in commercial Solar PV facilities. Additionally we invested $31.4 million and $62.9 million, respectively, in other non-utility projects.

Capital Investments

The following table depicts our actual capital investments for fiscal years 2012, 2013 and 2014, and projected capital investments for fiscal years 2015 through 2019. Our capital outlays include expenditures to extend service to new areas, and to ensure safe, reliable and improved service for our utility and to grow our non-utility investments.

	Actual			Projected
(In millions)	2012	2013	2014	2015	2016	2017	2018	2019	Total

New business(a)	$53.5	$71.3	$97.0	$85.6	$137.4	$142.1	$162.5	$171.2	$698.8
Replacements:
Regulatory plans	33.4	40.2	51.7	91.1	94.7	95.7	96.2	96.6	474.3
Other	65.8	63.8	70.0	50.3	54.0	47.9	45.9	45.4	243.5
Customer information system	-	-	9.9	34.5	36.9	8.8	-	-	80.2
Other utility	56.8	52.5	82.2	41.6	49.8	60.9	54.9	46.8	254.0
Cash basis adjustments	(9.8)	-	(24.5)	-	-	-	-		-

Total utility(b)	199.7	227.8	286.3	303.1	372.8	355.4	359.5	360.0	1,750.8

Pipeline investments	-	6.2	20.8	50.6	84.2	252.0	62.8	1.1	450.7
Distributed generation	41.8	83.7	108.2	123.0	100.0	100.0	100.0	100.0	523.0
Other non-utility	1.1	0.7	0.2	27.8	2.4	0.6	0.7	0.6	32.1

Total investments	$242.6	$318.4	$415.5	$504.5	$559.4	$708.0	$523.0	$461.7	$2,756.6

(a) Includes certain projects that support the existing distribution system.

(b) Excludes Allowance for Funds Used During Construction. Includes capital expenditures accrued and capital expenditure adjustments recorded in the fiscal year.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

The 2015 to 2019 projected periods include $ 698.8 million for continued growth to serve new customers and $717.8 million for the replacement and betterment of existing distribution facilities, including $474.3 million of expenditures for replacement projects intended to meet the requirements of the planned accelerated pipe replacement programs in all three jurisdictions served by Washington Gas.

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

The estimated obligations as of September 30, 2014 for future fiscal years are shown below.

Estimated Contractual Obligations and Commercial Commitments
	Years Ended September 30,

(In millions)	Total	2015	2016	2017	2018	2019	Thereafter

Pipeline and storage contracts(a)	$2,626.2	$213.2	$244.8	$236.0	$238.2	$226.5	$1,467.5
Medium-term notes(b)	691.0	20.0	25.0	-	-	50.0	596.0
Interest expense(c)	624.5	38.9	37.2	36.8	36.8	33.7	441.1
Gas purchase commitments
—Washington Gas(d)	4,522.5	280.0	288.9	336.7	323.2	303.5	2,990.2
—WGEServices(e)	231.1	167.5	49.2	13.8	0.6	-	-
—WGL Midstream(d)	15,453.1	29.2	24.4	80.2	906.0	933.4	13,479.9
Electric purchase commitments(f)	599.7	359.4	171.7	65.0	3.6	-	-
Operating leases	34.8	7.8	6.3	4.9	4.3	1.0	10.5
Business process outsourcing(g)	90.0	32.3	33.4	24.3	-	-	-
Other long-term commitments(h)	21.9	10.1	5.0	4.2	2.2	-	0.4

Total	$24,894.8	$1,158.4	$885.9	$801.9	$1,514.9	$1,548.1	$18,985.6

(a)Represents minimum payments for natural gas transportation, storage and peaking contracts that have expiration dates through fiscal year 2044. Additionally, includes minimum payments for WGEServices and WGL Midstream pipeline contracts.

(b)Represents scheduled repayment of principal. Excludes $8.3 million in debt that is anticipated to be a non-cash extinguishment of project debt financing (refer to the section entitled “Construction Project Financing”).

(c)Represents the scheduled interest payments associated with MTNs.

(d)Includes commitments to purchase fixed volumes of natural gas. All contracts are based on market prices, other than contracts for which there is a fixed price.

(e)Represents commitments based on a combination of market prices at September 30, 2014 and fixed price as well as index priced contract commitments for natural gas delivered to various city gate stations, including the cost of transportation to that point, which is bundled in the purchase price.

(f)Represents electric purchase commitments that are based on existing fixed price and fixed volume contracts. Also includes $15.3 million related to renewable energy credits.

(g)Represents fixed costs to the service provider related to the 10-year contract for business process outsourcing. These payments do not reflect potential inflationary adjustments included in the contract. Including these inflationary adjustments, required payments to the service provider could total $107.4 million over the remaining contract term.

(h)Includes secured supply agreements’ minimum program fees, certain information technology service contracts and committed payments related to certain environmental response costs and excludes uncertain tax positions.

The table above reflects fixed and variable obligations. Certain of these estimates reflect likely purchases under various contracts, and may differ from minimum future contractual commitments disclosed in Note 13 —Commitments of the Notes to Consolidated Financial Statements.

For commitments related to Washington Gas’ pension and post-retirement benefit plans, during fiscal year 2014, Washington Gas did not contribute to its qualified pension plan but did contribute $1.8 million to its non-funded DB SERP. In addition, Washington Gas contributed $16.0 million to its health and life insurance benefit plans during fiscal year 2014. During fiscal year 2015, Washington Gas does not expect to make a contribution to its qualified pension plan but does expect to make a payment totaling $4.1 million to its non-funded DB SERP. Washington Gas expects to make a contribution of $16.6 million to its health and life insurance benefit plans during fiscal year 2015. For a further discussion of our pension and post-retirement benefit plans, refer to Note 10—Pension and Other Post-Retirement Benefit Plans of the Notes to Consolidated Financial Statements.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Construction Project Financing

To fund certain of its construction projects, Washington Gas enters into financing arrangements with third party lenders. As part of these financing arrangements, Washington Gas’ customers agree to make principal and interest payments over a period of time, typically beginning after the projects are completed. Washington Gas assigns these customer payment streams to the lender. As the lender funds the construction project, Washington Gas establishes a receivable representing its customers’ obligations to remit principal and interest and a long-term payable to the lender. When these projects are formally “accepted” by the customer as completed, Washington Gas transfers the ownership of the receivable to the lender and removes both the receivable and the long-term financing from its financial statements. As of September 30, 2014 and 2013, work on these construction projects that was not completed or accepted by customers was valued at $8.3 million and $6.7 million, respectively, which are recorded on the balance sheet as a receivable in “Deferred Charges and Other Assets—Other” with the corresponding long-term obligation to the lender in “Long-term debt.” At any time before these contracts are accepted by the customer, should there be a contract default, such as, among other things, a delay in completing the project, the lender may call on Washington Gas to fund the unpaid principal in exchange for which Washington Gas would receive the right to the stream of payments from the customer. Construction projects are financed primarily for government agencies, which Washington Gas considers to have minimal credit risk. Based on this assessment and previous collection experience, Washington Gas did not record a corresponding reserve for bad debts related to these receivables at September 30, 2014 and September 30, 2013.

Financial Guarantees

WGL has guaranteed payments primarily for certain purchases of natural gas and electricity on behalf of WGEServices and for certain purchase commitments on behalf of WGL Midstream. At September 30, 2014, these guarantees totaled $227.3 million and $276.5 million for WGEServices and WGL Midstream, respectively. At September 30, 2014, the guarantees relating to WGESystems totaled $6.0 million. The amount of such guarantees is periodically adjusted to reflect changes in the level of financial exposure related to these purchase commitments. For all of our financial guarantees, WGL may cancel any or all future obligations upon written notice to the counterparty, but WGL would continue to be responsible for the obligations created under the guarantees prior to the effective date of the cancellation. WGL also has guaranteed payments for certain of our external partners. At September 30, 2014, these guarantees totaled $18.7 million. At September 30, 2014, WGL’s guarantees for all its subsidiaries and external partners totaled $528.5 million.

Chillum LNG Facility

To meet customer’s forecasted peak demand for natural gas, Washington Gas had incorporated in its plans the construction of a proposed one billion cubic foot LNG storage facility at the Chillum station on land owned by Washington Gas in Chillum, Maryland, where natural gas storage facilities previously existed. Following a legal decision that effectively prevents Washington Gas to utilize the intended site for an LNG storage facility, Washington Gas abandoned its plans to continue this project. The costs incurred under the project totaled $8.5 million. At March 31, 2013, these costs were reclassified from “Property, Plant and Equipment” to “Deferred Charges and Other Assets—Regulatory Assets, Other” in the accompanying balance sheets due to the recoverability of the regulatory asset.

The SCC of VA and the PSC of MD have approved recovery of the costs, but no return is allowed. As a result, Washington Gas has impaired $1.9 million and $0.5 million in fiscal years 2014 and 2013, respectively.

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

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Operating Issues Related To Changes in Natural Gas Supply

In fiscal year 2005, Washington Gas began addressing a significant increase in the number of natural gas leaks on its distribution system in a portion of Prince George’s County, Maryland. Natural gas containing a low concentration of HHCs caused the seals in certain mechanical couplings in Washington Gas’ distribution system to shrink, increasing the propensity for the coupling to leak. Independent laboratory tests performed on behalf of Washington Gas showed that the injection of HHCs offset the effect of the low HHC gas on the seals in couplings, reducing their propensity to leak.

Washington Gas constructed three facilities to inject HHCs into the gas stream entering the Washington Gas distribution system. In addition to injecting HHCs, Washington Gas replaced gas service lines and replaced or rehabilitated gas mains that contained the affected mechanical couplings in Prince George’s County. Additionally, Washington Gas continues to mitigate the impact of low HHC gas from whatever source through accelerating the replacement of mechanically coupled pipeline and the operation of three HHC injection facilities.

The current forecast for replacement of higher risk mains and services, including vintage mechanically coupled mains and services, in Virginia includes expenditures of $204.6 million, over the current five-year period beginning in fiscal year 2015. This represents a part of Washington Gas’ SAVE Plan, which the SCC of VA initially approved on April 21, 2011, and for which the SCC of VA approved an amendment on November 15, 2012. For the District of Columbia, the forecast includes the continuation of the December 16, 2009 settlement in the District of Columbia that includes a targeted mechanically coupled pipe replacement and encapsulation program that is now estimated to cost $49.3 million and is expected to be completed in fiscal year 2016. The first $28.0 million is covered under the rate recovery mechanism approved in the 2009 settlement and the remaining forecasted expenditures are $23.6 million. Additionally, Washington Gas’ request for approval of $110.0 million for the funding of further pipe replacements, under an accelerated pipe replacement program was approved by Order issued by the PSC of DC on August 21, 2014. For Maryland, Washington Gas has budgeted approximately $204.4 million related to the first five years of the planned replacement of higher risk mains and services, including vintage mechanically coupled mains and services, which is part of Washington Gas’ approved STRIDE plan. Rate recovery of the expenditures has been approved by the SCC of VA, the PSC of MD, and the PSC of DC.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Constitution Pipeline

In May 2013, WGL Midstream entered into an equity investment in Constitution Pipeline Company, LLC. The pipeline project is designed to transport at least 650,000 dekatherms of natural gas per day from the Marcellus region in northern Pennsylvania to major northeastern markets. Fully contracted with long-term commitments from established natural gas producers currently operating in Pennsylvania, the pipeline will originate from the Marcellus production areas in Susquehanna County, PA, and interconnect with the Iroquois Gas Transmission and Tennessee Gas Pipeline systems in Schoharie County, N.Y.

Constitution Pipeline LLC has extended the range for the pipeline’s target in-service date to late 2015 through 2016 as a result of a longer than expected regulatory and permitting process. An affiliate of Williams Partners will construct, operate and maintain the new 30-inch, 126-mile long transmission pipeline.

WGL Midstream will invest an estimated $72 million in the project for a 10% share in the pipeline venture. WGL Midstream joins Williams Partners L.P. (41% share), Cabot Oil and Gas Corporation (25% share) and Piedmont Natural Gas (24% share) in the project. In June 2013, Constitution Pipeline filed a formal certificate application with FERC.

Central Penn Line Pipeline

In February 2014, WGL Midstream entered into a limited liability company agreement and formed Meade, with COG Holdings LLC, Vega Midstream MPC LLC, and River Road Interests LLC.

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

Additionally, in February 2014, WGL Midstream entered into an agreement with Cabot Oil & Gas Corporation (Cabot) whereby WGL Midstream will purchase 500,000 dekatherms per day of natural gas from Cabot over a 15 year term. As part of this agreement, Cabot will acquire 500,000 dekatherms per day of firm gas transportation capacity on Transco’s Atlantic Sunrise project of which the Central Penn Line is a part. This capacity will be released to WGL Midstream.

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

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Washington Gas, WGEServices, and WGL Midstream operate under an existing wholesale counterparty credit policy that is designed to mitigate credit risks through requirements for credit enhancements including, but not limited to, letters of credit, parent guarantees and cash collateral when deemed necessary. In accordance with this policy, Washington Gas, WGEServices, and WGL Midstream have each obtained credit enhancements from certain of their counterparties. If certain counterparties or their guarantors meet the policy’s creditworthiness criteria, Washington Gas, WGEServices, and WGL Midstream may grant unsecured credit to those counterparties or their guarantors. The creditworthiness of all counterparties is continuously monitored.

Washington Gas, WGEServices and WGL Midstream are also subject to the collateral requirements of their counterparties. At September 30, 2014, Washington Gas, WGEServices and WGL Midstream provided $8.2 million, $11.0 million and $11.4 million in cash collateral to counterparties, respectively.

The following table provides information on our credit exposure, net of collateral, to wholesale counterparties as of September 30, 2014 for Washington Gas, WGEServices and WGL Midstream, separately.

Credit Exposure to Wholesale Counterparties ($ In millions)

Rating(a)		Exposure Before Credit Collateral(b)		Offsetting Credit Collateral Held(c)	Net Exposure	Number of Counterparties Greater Than 10%(d)		Net Exposure of Counterparties Greater Than 10%

Washington Gas
Investment Grade	$	24.1	$	1.4	$22.7	3	$	16.7
Non-Investment Grade		2.2		2.2	-	-		-
No External Ratings		1.0		-	1.0	-		-

WGEServices
Investment Grade	$	4.1	$	-	$4.1	2	$	4.1
Non-Investment Grade		-		-	-	-		-
No External Ratings		-		-	-	-		-

WGL Midstream
Investment Grade	$	12.6	$	0.1	$12.5	2	$	11.1
Non-Investment Grade		-		-	-	-		-
No External Ratings		2.7		-	2.7	1		2.5

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

WGEServices is also exposed to the risk of non-payment by its retail customers. WGEServices manages this risk by evaluating the credit quality of certain new customers as well as by monitoring collections from existing customers. To the extent necessary, WGEServices can obtain collateral from, or terminate service to, its existing customers based on credit quality criteria. In addition, WGEServices participates in POR programs with certain Maryland, District of Columbia and Pennsylvania utilities, whereby it sells its receivables to various utilities at approved discount rates. Under the POR programs, WGEServices is exposed to the risk of non-payment by its retail customers for delivered commodities that have not yet been billed. Once the invoices are billed, however, the associated credit risk is assumed by the purchasing utilities that sponsor POR programs. While participation in POR programs reduce the risk of collection and fixes a discount rate on the receivables, there is a risk that the discount rate paid to participate in the POR program will exceed the actual bad debt expense and billing fees associated with these receivables.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

WGESystems is subject to retail credit risk associated with customers who purchase electricity under long term agreements from distributed generation assets owned by the company. The customers undergo credit evaluation prior to contract execution and are monitored periodically during the contract term for payment performance and credit quality. These steps mitigate credit risk associated with the distributed generation asset customers.

WGSW is indirectly subject to retail credit risk associated with non-payment by customers who lease distributed energy equipment or maintain energy service agreements through ASD Solar LP, Nextility (formerly known as Skyline Innovations, Inc.) and SunEdison. This credit risk is mitigated with minimum credit quality criteria established in each of WGSW’s agreements. These criteria must be satisfied for WGSW to participate in the project financing arrangement or partnership interest.

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

The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Regulated Utility segment’s energy-related derivatives during the fiscal year ended September 30, 2014.

Regulated Utility Segment
Changes in Fair Value of Energy-Related Derivatives

(In millions)

Net assets (liabilities) at September 30, 2013	$(107.7)
Net fair value of contracts entered into during the period	(19.1)
Other changes in net fair value	(211.5)
Realized net settlement of derivatives	56.1

Net assets (liabilities) at September 30, 2014	$(282.2)

Regulated Utility Segment
Roll Forward of Energy-Related Derivatives

(In millions)

Net assets (liabilities) at September 30, 2013	$(107.7)
Recorded to income	(87.3)
Recorded to regulatory assets/liabilities	(143.3)
Realized net settlement of derivatives	56.1

Net assets (liabilities) at September 30, 2014	$(282.2)

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

The maturity dates of our net assets (liabilities) associated with the regulated utility segment’s energy-related derivatives recorded at fair value at September 30, 2014, is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Regulated Utility Segment
Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

	Years Ended September 30,

(In millions)	Total	2015	2016	2017	2018	2019	Thereafter

Level 1 — Quoted prices in active markets	$-	$-	$-	$-	$-	$-	$-
Level 2 — Significant other observable inputs	(11.6)	(6.8)	(4.4)	(0.2)	(0.2)	-	-
Level 3 — Significant unobservable inputs	(270.6)	(23.9)	(23.9)	(32.2)	(22.7)	(21.1)	(146.8)

Total net assets (liabilities) associated with our energy-related derivatives	$(282.2)	$(30.7)	$(28.3)	$(32.4)	$(22.9)	$(21.1)	$(146.8)

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

WGEServices procures electricity supply under contract structures in which WGEServices assumes the responsibility of matching its customer requirements with its supply purchases. WGEServices assembles the various components of supply, including electric energy from various suppliers, and capacity, ancillary services and transmission service from the PJM Interconnection, a regional transmission organization, in matching its customer requirements obligations. While the capacity and transmission costs within PJM are generally stable and identifiable several years into the future, the cost of ancillary services which support the reliable operation of the transmission system, does fluctuate as changes occur in the balance between generation and the consumption mix within the electric system. WGEServices could be exposed to price risk associated with changes in ancillary costs due to lack of available forward market products to sufficiently hedge those risks.

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

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Retail Energy-Marketing segment’s energy-related derivatives during the fiscal year ended September 30, 2014.

Retail Energy-Marketing Segment Changes in Fair Value of Energy-Related Derivatives

(In millions)

Net assets (liabilities) at September 30, 2013	$(10.4)
Net fair value of contracts entered into during the period	1.9
Other changes in net fair value	10.0
Realized net settlement of derivatives	(6.9)

Net assets (liabilities) at September 30, 2014	$(5.4)

Retail Energy-Marketing Segment Roll Forward of Energy-Related Derivatives

(In millions)

Net assets (liabilities) at September 30, 2013	$(10.4)
Recorded to income	10.3
Recorded to accounts payable	1.6
Realized net settlement of derivatives	(6.9)

Net assets (liabilities) at September 30, 2014	$(5.4)

The maturity dates of our net assets (liabilities) associated with the retail energy-marketing segments’ energy-related derivatives recorded at fair value at September 30, 2014 is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Retail Energy-Marketing Segment Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

	Years Ended September 30,

(In millions)	Total	2015	2016	2017	2018	2019	Thereafter

Level 1 — Quoted prices in active markets	$-	$-	$-	$-	$-	$-	$-
Level 2 — Significant other observable inputs	0.6	2.1	(1.5)	-	-	-	-
Level 3 — Significant unobservable inputs	(6.0)	(2.1)	(3.4)	(0.5)	-	-	-

Total net assets (liabilities) associated with our energy-related derivatives	$(5.4)	$-	$(4.9)	$(0.5)	$-	$-	$-

Refer to Note 14, Derivative and Weather-Related Instruments and Note 15, Fair Value Measurements of the Notes to Consolidated Financial Statements for a further discussion of our derivative activities and fair value measurements.

Commercial Energy Systems. WGESystems sells electricity and SRECs from distributed generation assets. The sale of electricity is under long term power purchase agreements (PPAs) with a general duration of 20 years, while the sale of SRECs are usually under short term or immediate delivery contracts. Price risk exists through the components used to achieve the target rate of return because the electricity price is based on the cost of the distributed generation assets. Price risk also exists to the extent the sale of SRECs are at prices less than planned or expected prices included in the project design. WGESystems manages this price risk through the execution of PPAs for the sale of electricity and forward sales of SRECs when possible

        WGSW holds project financing arrangements and a limited partnership interest associated with distributed generating solar assets for a fair market value based on an independent appraisal. The project financing arrangements allow WGSW to lease back those solar assets to the counterparty with a fixed target rate of return over a period of 6-20 years. Price risk exists through the components used to achieve the target rate of return since the components are based on market leasing prices for retail customers and cost of solar panels. Similarly, in WGSW’s limited partnership interest, solar assets are purchased by and leased to retail customers through the partnership. The purchased solar assets are expected to achieve a target rate of return from the lease payments being collected from the retail customers, therefore the price risk exists between the leasing prices for solar assets and the purchase price of the solar assets. WGSW manages this price risk through its investment agreements and evaluation of the asset purchase in conjunction with the inception of the lease. Refer to Note 14, Derivative and Weather-Related Instruments and Note 15, Fair Value Measurements of the Notes to Consolidated Financial Statements for a further discussion of our derivative activities and fair value measurements.

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

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Midstream Energy Services segments’ energy-related derivatives during the fiscal year ended September 30, 2014.

Midstream Energy Services Changes in Fair Value of Energy-Related Derivatives

(In millions)

Net assets (liabilities) at September 30, 2013	$(10.5)
Net fair value of contracts entered into during the period	(2.5)
Other changes in net fair value	(19.5)
Realized net settlement of derivatives	3.5

Net assets (liabilities) at September 30, 2014	$(29.0)

Midstream Energy Services Roll Forward of Energy-Related Derivatives

(In millions)

Net assets (liabilities) at September 30, 2013	$(10.5)
Recorded to income	(22.0)
Realized net settlement of derivatives	3.5

Net assets (liabilities) at September 30, 2014	$(29.0)

The maturity dates of our net assets (liabilities) associated with the Midstream Energy Services segments’ energy-related derivatives recorded at fair value at September 30, 2014 is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Midstream Energy Services Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

	Years Ended September 30,

(In millions)	Total	2015	2016	2017	2018	2019	Thereafter

Level 1 — Quoted prices in active markets	$-	$-	$-	$-	$-	$-	$-
Level 2 — Significant other observable inputs	(5.9)	(5.9)	-	-	-	-	-
Level 3 — Significant unobservable inputs	(23.1)	0.1	(6.4)	(5.9)	(3.4)	(2.5)	(5.0)

Total net assets (liabilities) associated with our energy-related derivatives	$(29.0)	$(5.8)	$(6.4)	$(5.9)	$(3.4)	$(2.5)	$(5.0)

Fair value changed primarily due to movements in unobservable inputs used in the valuation of long-dated forward contracts. We believe that this value is not reflective of our ultimate cash flows as these purchases are utilized in the optimization of our long-term natural gas transportation and storage capacity resources, which are not reflected at fair value.

Value-at-Risk. WGEServices measures the market risk of its energy commodity portfolio by determining its value-at-risk. Value-at-risk is an estimate of the maximum loss that can be expected at some level of probability if a portfolio is held for a given time period. The value-at-risk calculation for natural gas and electric portfolios include assumptions for normal weather, new customers and renewing customers for which supply commitments have been secured. Based on a 95% confidence interval for a one-day holding period, WGEServices’ value-at-risk at September 30, 2014 was approximately $64,900 and $144,300, related to its natural gas and electric portfolios, respectively. At September 30, 2013, WGEServices’ value-at-risk was approximately $14,900 and $36,100, related to its natural gas and electric portfolios, respectively. The increases to WGEServices’ value-at-risk of its natural gas and electric portfolios were driven by increased market prices as a result of colder than normal weather. At September 30, 2014 and 2013, the high, low and average value-at risk for natural gas and electric portfolios are noted in the table below.

WGEServices

Value-at-Risk at September 30, 2014

(In thousands)	High	Low	Average

Natural Gas Portfolio	$397,000	$13,900	$95,800
Electric Portfolio	284,700	10,100	72,400

Total	$681,700	$24,000	$168,200

WGEServices

Value-at-Risk at September 30, 2013

(In thousands)	High	Low	Average

Natural Gas Portfolio	$74,500	$200	$10,500
Electric Portfolio	64,500	7,700	20,200

Total	$139,000	$7,900	$30,700

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Weather Risk

We are exposed to various forms of weather risk in both our regulated utility and non-utility business segments. To the extent Washington Gas does not have weather-related instruments or billing adjustment mechanisms in place, its revenues are volume driven and its current rates are based upon an assumption of normal weather. Without weather protection strategies, variations from normal weather will cause our earnings to increase or decrease depending on the weather pattern. Washington Gas currently has a weather protection strategy that is designed to minimize the estimated financial effects of weather on its net income within a reasonable range of weather expectations, as discussed below.

The financial results of our retail energy-marketing business, WGEServices, are affected by variations from normal weather primarily in the winter relating to its natural gas sales, and throughout the fiscal year relating to its electricity sales. WGEServices manages these weather risks with, among other things, weather-related instruments.

Variations from normal weather may also affect the financial results of our midstream energy business, WGL Midstream, primarily with regards to summer - winter storage spreads and in transportation spreads throughout the fiscal year. WGL Midstream manages these weather risks with, among other things, location, physical and financial basis hedging.

Billing Adjustment Mechanisms. In Maryland, Washington Gas has a Revenue Normalization Adjustment (RNA) billing mechanism that is designed to stabilize the level of net revenues collected from Maryland customers by eliminating the effect of deviations in customer usage caused by variations in weather from normal levels and other factors such as conservation. In Virginia, Washington Gas has a Weather Normalization Adjustment (WNA) billing adjustment mechanism that is designed to eliminate the effect of variations in weather from normal levels on utility net revenues. Additionally, as part of the Conservation and Ratemaking Efficiency (CARE) plan, Washington Gas has a Care Ratemaking Adjustment (CRA) mechanism that, coupled with the WNA, eliminates the effect of both weather and other factors such as conservation for residential, small commercial and industrial and group metered apartment customers in Virginia. For a discussion of current rates and regulatory matters, refer to the section entitled “Rates and Regulatory Matters” in Management’s Discussion & Analysis for Washington Gas.

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

Weather-Related Instruments. There were no derivative instruments hedging variations from normal weather in the District of Columbia for fiscal year 2014. On August 15, 2012, Washington Gas executed Heating Degree Day (HDD) weather-related derivative contracts to manage its financial exposure to variations from normal weather in the District of Columbia for fiscal year 2013, resulting in a net premium payment to Washington Gas of $1.0 million. Under these contracts, Washington Gas purchased protections against net revenue shortfalls due to warmer-than-normal weather and sold colder-than-normal weather benefits.

On November 8, 2013, Washington Gas filed an application for approval of a Weather Normalization Adjustment (WNA) before the Public Service Commission of the District of Columbia. The proposal would authorize Washington Gas to implement a rate design mechanism that would eliminate the variability of weather from the calculation of revenues and offer customers more stability in their bills during colder than normal winter heating seasons. Comments and replies have been filed regarding Washington Gas’ application, which is pending before the PSC of DC.

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

Short-Term Debt. At September 30, 2014 and 2013, WGL Holdings and its subsidiaries had outstanding notes payable of $453.5 million and $373.1 million, respectively. The carrying amount of our short-term debt approximates fair value. In fiscal year 2014, a change of 100 basis points in the underlying average interest rate for our short-term debt would have caused a change in interest expense of approximately $3.2 million.

Long-Term Debt. At September 30, 2014, we had outstanding fixed-rate MTNs and other long-term debt aggregating $679.3 million, excluding current maturities and unamortized discounts. While fixed-rate debt does not expose us to earnings risk when market interest rates change, such debt is subject to changes in fair value. Fair value is defined as the present value of the debt securities’ future cash flows discounted at interest rates that reflect market conditions as of the remeasurement date. As of September 30, 2014, the fair value of our fixed-rate debt was $809.3 million. Our sensitivity analysis indicates that fair value would increase by approximately $33.7 million or decrease by approximately $31.4 million if interest rates were to decline or increase by 10%, respectively. from current market levels. In general, such an increase or decrease in fair value would impact earnings and cash flows only if Washington Gas were to reacquire some or all of these instruments in the open market prior to their maturity.

A total of $527.5 million, or approximately 78.6%, of Washington Gas’ outstanding MTNs, excluding current maturities, have make-whole call options which, if exercised, would require us to pay a premium over the face amount.

Derivative Instruments. WGL and Washington Gas utilize derivative instruments from time to time in order to minimize its exposure to the risk of interest-rate volatility. On July 18, 2013, Washington Gas entered into a forward starting swap in anticipation of its December 2013 MTN issuance. The swap was terminated on December 2, 2013 at a gain to Washington Gas of $1.2 million. During September 2014, WGL entered into interest rate swaps associated with an expected $150.0 million debt issuance. WGL elected cash flow hedge accounting for its interest rate derivative instruments. Therefore, the effective portion of the gains and losses on the hedge are recorded within other comprehensive income and are expected to be amortized over the life of the debt (through 2044). In connection with the issuance of the 2044 Notes, WGL settled forward starting swap hedges for $75.0 million and $50.0 million, both of which resulted in payments to the counterparties of $4.6 million and $3.1 million, respectively. On September 12, 2014, Washington Gas entered into a forward starting swap in anticipation of its September 25, 2014 MTN issuance. The swap was terminated on September 25, 2014 for a loss of $1.0 million. On September 24, 2014, WGL entered into forward starting swaps associated with an expected $150.0 million issuance of 30-year debt. WGL elected cash flow hedge accounting for these interest rate derivative instruments. In connection with the issuance of $125.0 million of debt on October 22, 2014, WGL settled a portion of the interest rate hedge for a loss of $7.7 million. $25.0 million of the interest rate hedge remains outstanding related to the remaining debt issuance expected in December 2014. The unsettled portion of the interest rate hedge of $25 million is outstanding related to the remaining debt issuance expected in December 2014. Refer to the section entitled “Long-Term Cash Requirements and Related Financing” for further discussion of our interest-rate risk management activity.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

WASHINGTON GAS LIGHT COMPANY

This section of Management’s Discussion focuses on Washington Gas for the reported periods. In many cases, explanations and disclosures for both WGL and Washington Gas are substantially the same.

RESULTS OF OPERATIONS

The results of operations for the regulated utility segment and Washington Gas are substantially the same; therefore, this section primarily focuses on statistical information and other information that is not discussed in the results of operations for the regulated utility segment. Refer to the section entitled “Results of Operations—Regulated Utility” for a detailed discussion of the results of operations for the regulated utility segment.

Washington Gas’ net income applicable to its common stock was $97.0 million, $71.0 million and $108.7 million for the fiscal years ended September 30, 2014, 2013 and 2012, respectively. Net income increased $26.0 million in fiscal year 2014 compared to fiscal year 2013 primarily due to:

•	higher net revenues attributed to the colder weather impacts during 2014 that were in excess of our weather protection provisions;
•	higher revenues due to new base rates in Maryland and the District of Columbia;
•	increase in revenues related to the growth of more than 12,200 average active customer meters;
•	favorable effects of changes in natural gas consumption patterns in the District of Columbia;
•	surcharge-based rate recovery related to the accelerated pipeline replacement programs;
•	higher realized margins associated with our asset optimization program;
•	lower expenses related to operations and maintenance activities; and a
•	decrease in the effective tax rate primarily due to the reinstatement of regulatory assets related to the tax effect of Med D and tax sharing among the consolidated affiliates.

Partially offsetting these favorable variances were:

•	higher unrealized losses associated with our asset optimization program; and
•	higher depreciation expense due to the growth in investment in utility plant.

Net income for fiscal year 2013 decreased $37.7 million compared to fiscal year 2012 primarily due to:

•	a decrease in unrealized margins associated with our asset optimization program;
•	an increase in employee incentives and benefits primarily due to a decrease in the discount rate;
•

recoveries in fiscal year 2012 (adjusted by recoveries in fiscal year 2013) associated with a loss previously recognized in 2011 for refunds to customers ordered by the PSC of MD related to a cash settlement of gas imbalances with competitive service providers and

•	higher depreciation expense due to the growth in investment in utility plant.

Partially offsetting these unfavorable variances were:

•	higher net revenues that were in excess of our weather protection provisions; attributed to the weather that was essentially normal compared to the warm weather impacts of 2012;
•	higher revenues due to rate relief in Maryland and the District of Columbia;
•	lower bad debt expense due to a reduction in customer delinquencies and charge-offs;
•	lower environmental expense due primarily to net insurance proceeds;
•	an increase in revenues related to the growth in average active customer meters;
•	favorable effects of changes in natural gas consumption patterns in the District of Columbia; and
•	lower income taxes due to a decrease in the effective tax rate driven primarily by the write-off in 2012 of regulatory assets related to the tax effects of Med D.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Key gas delivery, weather and meter statistics are shown in the table below for the fiscal years ending September 30, 2014, 2013 and 2012.

Gas Deliveries, Weather and Meter Statistics

	Years Ended September 30,			Increase (decrease)

	2014	2013	2012	2014 vs. 2013	2013 vs. 2012

Gas Sales and Deliveries (millions of therms)
Firm
Gas sold and delivered	939.1	841.4	689.7	97.7	151.7
Gas delivered for others	535.5	488.2	436.7	47.3	51.5

Total firm	1,474.6	1,329.6	1,126.4	145.0	203.2

Interruptible
Gas sold and delivered	2.2	2.9	2.0	(0.7)	0.9
Gas delivered for others	267.7	270.9	243.0	(3.2)	27.9

Total interruptible	269.9	273.8	245.0	(3.9)	28.8

Electric generation—delivered for others	144.4	177.5	343.2	(33.1)	(165.7)

Total deliveries	1,888.9	1,780.9	1,714.6	108.0	66.3

Degree Days
Actual	4,111	3,769	3,036	342	733
Normal	3,751	3,775	3,799	(24)	(24)
Percent colder (warmer) than normal	9.6%	(0.2)%	(20.1)%	n/a	n/a
Average active customer meters	1,116,527	1,104,283	1,093,351	12,244	10,932
New customer meters added	13,327	12,468	11,250	859	1,218

Gas Service to Firm Customers

The volume of gas delivered to firm customers is highly sensitive to weather variability as a large portion of the natural gas delivered by Washington Gas is used for space heating. Washington Gas’ rates are based on an assumption of normal weather. The tariffs in the Maryland and Virginia jurisdictions include provisions that consider the effects of the RNA and the WNA/CRA mechanisms, respectively, that are designed to, among other things, eliminate the effect on net revenues of variations in weather from normal levels (refer to the section entitled “Weather Risk” for a further discussion of these mechanisms and other weather-related instruments included in our weather protection strategy).

Fiscal Year 2014 vs. Fiscal Year 2013. During the fiscal year ended 2014, total gas deliveries to firm customers were 1,474.6 billion therms, an increase of 145.0 million therms from 1,329.6 billion therms in fiscal year 2013. This comparison in natural gas deliveries to firm customers primarily reflects colder weather in the current fiscal year than the prior year and an increase in average active customer meters of 12,244.

Weather, when measured by HDDs for fiscal year 2014 was 9.6% colder than normal, compared to 0.2% warmer than normal for fiscal year 2013. There was a $5.3 million favorable impact to pre-tax income attributed to colder weather for the year ended September 30, 2014 and no material effects on net income attributed to colder or warmer than normal weather during fiscal year 2013.

Many customers choose to buy the natural gas commodity from unregulated third party marketers, rather than purchase the natural gas commodity and delivery service from Washington Gas on a “bundled” basis. Natural gas delivered to firm customers but purchased from unregulated third party marketers represented 36.3% of total firm therms delivered during fiscal year 2014, compared to 36.7% of therms delivered during fiscal year 2013. On a per unit basis, Washington Gas earns the same net revenues from delivering gas for others as it earns from bundled gas sales in which customers purchase both the natural gas commodity and the associated delivery service from Washington Gas. Therefore, Washington Gas does not experience any loss in utility net revenues when customers choose to purchase the natural gas commodity from an unregulated third party marketer.

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

Natural gas delivered to firm customers but purchased from unregulated third party marketers represented 36.7% of total firm therms delivered during fiscal year 2013, compared to 38.8% of therms delivered during fiscal year 2012.

Gas Service to Interruptible Customers

Washington Gas must curtail or interrupt service to this class of customer when the demand by firm customers exceeds specified levels. Therm deliveries to interruptible customers decreased by 3.9 million therms in fiscal year 2014 compared to fiscal year 2013, reflecting interruptions to serve firm customers’ increased demand due to colder weather. Therm deliveries to interruptible customers increased by 28.8 million therms in fiscal year 2013 compared to fiscal year 2012, reflecting the conversion of a major contract from firm service to this class and increased demand due to colder weather compared to 2012.

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

Gas Service for Electric Generation

Washington Gas delivers natural gas for use at two electric generation facilities in Maryland that are each owned by companies independent of WGL. During fiscal year 2014, deliveries to these customers decreased by 33.1 million therms from fiscal year 2013. During fiscal year 2013, deliveries to these customers decreased by 165.7 million therms from fiscal year 2012. Washington Gas shares with firm customers a significant majority of the margins earned from natural gas deliveries to these customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not materially affect either net revenues or net income.

Cost of Gas

Washington Gas’ cost of natural gas purchased includes both fixed and variable components. Washington Gas pays fixed costs or “demand charges” to pipeline companies for system capacity needed to transport and store natural gas. Washington Gas pays variable costs, or the cost of the natural gas commodity itself, to natural gas producers and suppliers. Variations in the utility’s cost of gas expense result from changes in gas sales volumes, the price of the gas purchased and the level of gas costs collected through the operation of firm gas cost recovery mechanisms. Under these regulated recovery mechanisms, Washington Gas records cost of gas expense equal to the cost of gas recovered from customers and included in revenues. The difference between the firm gas costs incurred and the gas costs recovered from customers is deferred on the balance sheet as an amount to be collected from or refunded to customers in future periods. Therefore, increases or decreases in the cost of gas associated with sales made to firm customers have no direct effect on Washington Gas’ net revenues and net income. Changes in the cost of gas can cause significant variations in Washington Gas’ cash provided by or used in operating activities. Washington Gas receives from or pays to its customers in the District of Columbia and Virginia, carrying costs associated with under-collected or over-collected gas costs recovered from its customers using short-term interest rates. Additionally, included in “Utility cost of gas” for Washington Gas are the net margins associated with our internal asset optimization program. To the extent these amounts are shared with customers, they are a reduction to the cost of gas invoiced to customers. Refer to the section entitled “Market Risk” for a further discussion of Washington Gas’ optimization program.

The commodity cost of gas invoiced to Washington Gas (excluding the cost and related volumes applicable to asset optimization) were $0.56, $0.38, and $0.44 per therm for fiscal years 2014, 2013 and 2012, respectively.

Revenue Taxes

Revenue taxes are comprised of gross receipts taxes, public service commission fees, franchise fees and energy taxes. Changes in revenue taxes reflect changes in the volume of gas sold and delivered. The increase in revenue taxes in 2014 from 2013 and 2013 from 2012 of $2.9 million and $7.2 million, respectively, was primarily related to the increase in therms delivered.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and capital resources for Washington Gas are substantially the same as the liquidity and capital resources discussion included in the Management’s Discussion of WGL (except for certain items and transactions that pertain to WGL Holdings and its unregulated subsidiaries). Those explanations are incorporated by reference into this discussion.

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

Summary of Major Rate Increase Applications and Results

Jurisdiction	Application Filed	Effective Date	Test Year 12 Months Ended	Increase in Annual Revenues (Millions)				Allowed Rate of Return

				Requested		Granted		Overall	Equity

District of Columbia	02/29/12	06/04/13	09/30/11	$29.0	14.00%	$8.4	4.03%	7.93%	9.25%

Maryland	04/26/13	11/22/13	03/31/13	$28.3	5.80%	$8.9	1.80%	7.70%	9.50%

Virginia	01/31/11	10/01/11	09/30/10	$28.5	5.75%	$20.0	4.04%	8.26%	9.75%

The following is a discussion of significant current regulatory matters in each of Washington Gas’ jurisdictions.

District of Columbia Jurisdiction

Accelerated Pipe Replacement Plan.  On August 15, 2013, Washington Gas filed a request for approval with the PSC of DC of a Revised Accelerated Pipe Replacement Plan, including a surcharge mechanism to recover the associated costs for the first five years of the plan. Washington Gas proposes to replace bare and/or unprotected steel services, bare and targeted unprotected steel main, and cast iron main in its distribution system in the District of Columbia at an estimated five-year cost of $110 million. Comments and replies were filed by interested parties. On March 31, 2014, the PSC of DC issued an order conditionally approving the plan, contingent on Washington Gas submitting an implementation plan and other information directed in the Order, by April 30, 2014. Washington Gas filed responsive information, as directed and sought reconsideration/clarification on several issues in the Order. On May 30, 2014, the PSC of DC granted Washington Gas’ application for reconsideration/clarification. On August 21, 2014, the PSC of DC issued an Order approving the revised plan and establishing a procedural schedule for consideration of Washington Gas’ proposed surcharge mechanism. On November 5, 2014, Washington Gas, filed a motion on behalf of all parties to the proceedings, advising the Commission that the parties had reached a settlement in principle on the issues related to the cost recovery mechanism and requesting that the proceeding be stayed pending the filing of a settlement agreement for commission approval.

Weather Normalization Adjustment.  On November 8, 2013, Washington Gas filed an application for approval of a WNA, which is a rate design mechanism that eliminates the variability of weather from the calculation of actual billed revenues and offers customers more stability in their bills during colder-than-normal winter heating seasons. Comments and replies have been filed regarding Washington Gas’ application, which is pending before the PSC of DC.

Maryland Jurisdiction

Maryland Base Rate Case.  On November 22, 2013, the PSC of Maryland issued an order granting an overall increase of $8.9 million, based on the capital structure recommended by the Staff of the PSC. The order approved a return on equity of 9.50% resulting in an overall rate of return of 7.70%. The order also clarified that Washington Gas was authorized to establish a regulatory asset and amortize the costs related to the change in tax treatment of Med D. Finally, the PSC of MD denied Washington Gas’ appeal on recovery of the costs to initiate the outsourcing agreement with Accenture, LLP. As a result of this order, Washington Gas established a Med D regulatory asset in the first quarter of fiscal year 2014 and has begun amortizing the balance. On December 20, 2013, Washington Gas filed a request for rehearing and an appeal with the Baltimore City Circuit Court appealing the PSC of MD’s rulings on capital structure, return on equity, and recovery of the costs to initiate the outsourcing agreement. Oral argument occurred on September 23, 2014. On October 2, 2014, the Baltimore City Circuit Court issued a Memorandum Opinion and order affirming the PSC of MD decision.

Maryland Strategic Infrastructure Development and Enhancement Plan.  On November 7, 2013, pursuant to the STRIDE law in Maryland, Washington Gas filed an application with the PSC of MD for authority to implement a STRIDE Plan and to recover the reasonable and prudent costs associated with the infrastructure replacements through monthly surcharges. The surcharge may not exceed $2.00 per month for residential customers. Under the new law, “eligible infrastructure” means replacement or improvement of existing infrastructure of a gas company that (i) is made on or after June 1, 2013; (ii) is designed to improve public safety or infrastructure reliability; (iii) does not increase revenue of a gas company by connecting directly to new customers; (iv) reduces or has the potential to reduce greenhouse gas emissions through a reduction in leaks; and (v) is not included in the current rate base of the gas company. In the application, Washington Gas proposes to invest approximately $200 million in the initial five years of a 22-year overall plan. The STRIDE Plan will enable Washington Gas to expedite replacement of aging infrastructure in its distribution system in Maryland. The new law provides that the Commission must approve the cost-recovery schedule associated with the STRIDE Plan at the same time that it approves the Plan and has 180 days to issue a final decision on Washington Gas’ request.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

On May 6, 2014, the PSC of MD issued an order which conditionally approved Washington Gas’ proposed STRIDE Plan with a January 1, 2014 start date. The PSC of MD authorized Washington Gas to substitute eligible infrastructure replacement projects contingent on review and approval by the PSC of MD. On June 4, 2014, Washington Gas filed its proposed project list for calendar year 2014 and proposed surcharges to collect the associated revenue requirement over the six months July through December 2014. On July 9, 2014, the PSC of MD issued a letter order approving Washington Gas’ 2014 project list and revised surcharges permitting Washington Gas to collect the associated revenue requirement over the five months August through December 2014. On June 5, 2014, the Maryland Office of People’s Counsel filed an appeal of the PSC of MD’s May 6, 2014 order with the Circuit Court for Baltimore City. Washington Gas filed a notice on June 13, 2014 that it intends to participate in the appeal. On October 29, 2014, the parties to the appeal jointly requested that the proceedings be stayed pending the outcome of the appeal of a Baltimore Gas & Electric Company case that may be dispositive of the issues in the Washington Gas proceeding.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (concluded)

Virginia Jurisdiction

Affiliate Transactions.  On June 16, 2011, Washington Gas submitted an application to the SCC of VA requesting approval of three affiliate transactions with WGL Midstream: (i) the transfer to WGL Midstream of the remainder of the term of two agreements for natural gas storage service at the WSS and ESS storage fields; (ii) the sale to WGL Midstream of any storage gas balances associated with the WSS and ESS agreements; and (iii) the assignment to WGL Midstream of Washington Gas’ rights to buy base gas in the WSS storage field. The SCC of VA did not approve the transfer of the agreements on the grounds that ratepayers funded a portion of the costs associated with the assets. On June 5, 2013, Washington Gas filed a petition requesting the SCC of VA to issue a declaratory judgment that the proposed capacity releases are governed by the FERC, and that the SCC of VA does not have jurisdiction over the transaction.

On October 31, 2013, the Senior Hearing Examiner issued a report finding that the SCC of VA has jurisdiction over the proposed transfers. Washington Gas filed comments on the report on December 5, 2013. The SCC of VA issued an Order on May 14, 2014, remanding the case for hearing, which has been scheduled for November 18, 2014. Washington Gas filed Direct Testimony on August 15, 2014. Staff Testimony and Washington Gas Rebuttal Testimony was due on October 15, 2014 and November 5, 2014, respectively. The case is pending review by the SCC of VA.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WGL Holdings, Inc.

Consolidated Balance Sheets

Part II

Item 8. Financial Statements and Supplementary Data

	September 30,

(In thousands)	2014	2013

ASSETS
Property, Plant and Equipment
At original cost	$4,582,764	$4,118,149
Accumulated depreciation and amortization	(1,268,319)	(1,210,686)

Net property, plant and equipment	3,314,445	2,907,463

Current Assets
Cash and cash equivalents	8,811	3,478
Receivables
Accounts receivable	222,253	229,544
Gas costs and other regulatory assets	3,752	10,825
Unbilled revenues	96,314	98,598
Allowance for doubtful accounts	(23,341)	(20,433)

Net receivables	298,978	318,534

Materials and supplies—principally at average cost	23,647	24,904
Storage gas	333,602	347,291
Deferred income taxes	26,664	24,522
Prepaid taxes	66,578	24,450
Other prepayments	34,269	29,922
Derivatives	18,331	35,315
Other	24,635	11,595

Total current assets	835,515	820,011

Deferred Charges and Other Assets
Regulatory assets
Gas costs	191,346	93,963
Pension and other post-retirement benefits	192,981	240,634
Other	71,638	66,010
Prepaid post-retirement benefits	96,385	-
Derivatives	18,739	26,306
Investments in direct financing leases, capital leases	18,159	23,390
Investments in unconsolidated affiliates	100,528	67,522
Other	16,763	14,761

Total deferred charges and other assets	706,539	532,586

Total Assets	$4,856,499	$4,260,060

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders’ equity	$1,246,576	$1,274,545
Washington Gas Light Company preferred stock	28,173	28,173
Long-term debt	679,228	524,067

Total capitalization	1,953,977	1,826,785

Current Liabilities
Current maturities of long-term debt	20,000	67,000
Notes payable	453,500	373,100
Accounts payable and other accrued liabilities	313,221	270,658
Wages payable	19,995	18,645
Accrued interest	3,488	3,399
Dividends declared	22,449	22,075
Customer deposits and advance payments	68,318	67,154
Gas costs and other regulatory liabilities	22,563	27,013
Accrued taxes	14,133	16,056
Derivatives	48,555	48,413
Other	34,063	36,564

Total current liabilities	1,020,285	950,077

Deferred Credits
Unamortized investment tax credits	99,351	46,378
Deferred income taxes	660,908	629,807
Accrued pensions and benefits	120,446	148,890
Asset retirement obligations	175,203	101,321
Regulatory liabilities
Accrued asset removal costs	327,388	321,266
Other post-retirement benefits	86,428	-
Other	17,588	13,459
Derivatives	294,745	141,334
Other	100,180	80,743

Total deferred credits	1,882,237	1,483,198

Commitments and Contingencies (Note 13)

Total Capitalization and Liabilities	$4,856,499	$4,260,060

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.

Consolidated Statements of Income

Part II

Item 8. Financial Statements and Supplementary Data (continued)

	Years Ended September 30,

(In thousands, except per share data)	2014	2013	2012

OPERATING REVENUES
Utility	$1,416,951	$1,174,724	$1,109,355
Non-utility	1,363,996	1,291,414	1,315,955

Total Operating Revenues	2,780,947	2,466,138	2,425,310

OPERATING EXPENSES
Utility cost of gas	700,305	496,487	394,955
Non-utility cost of energy-related sales	1,255,279	1,187,844	1,190,093
Operation and maintenance	365,873	366,889	342,810
Depreciation and amortization	110,772	103,284	96,476
General taxes and other assessments	151,196	145,816	135,455

Total Operating Expenses	2,583,425	2,300,320	2,159,789

OPERATING INCOME	197,522	165,818	265,521
Equity in earnings of unconsolidated affiliates	3,194	1,510	1,240
Other income — net	1,536	2,548	4,154
Interest expense	37,738	36,011	36,428

INCOME BEFORE INCOME TAXES	164,514	133,865	234,487
INCOME TAX EXPENSE	57,254	52,292	93,349

NET INCOME	$107,260	$81,573	$141,138
Dividends on Washington Gas Light Company preferred stock	1,320	1,320	1,320

NET INCOME APPLICABLE TO COMMON STOCK	$105,940	$80,253	$139,818

AVERAGE COMMON SHARES OUTSTANDING
Basic	51,759	51,697	51,522
Diluted	51,770	51,808	51,589

EARNINGS PER AVERAGE COMMON SHARE
Basic	$2.05	$1.55	$2.71
Diluted	$2.05	$1.55	$2.71

DIVIDENDS DECLARED PER COMMON SHARE	$1.7400	$1.6600	$1.5875

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.

Consolidated Statements of Comprehensive Income

Part II

Item 8. Financial Statements and Supplementary Data (continued)

	Years Ended September 30,

(In thousands)	2014	2013	2012

NET INCOME	$107,260	$81,573	$141,138
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE INCOME TAXES:
Qualified cash flow hedging instruments	(1,548)	-	-
Pension and other post-retirement benefit plans
Change in prior service (cost) credit	6,095	(1,671)	(640)
Change in actuarial net gain (loss)	1,594	3,399	(2,125)
Change in transition obligation	-	238	239

TOTAL OTHER COMPREHENSIVE INCOME (LOSS) BEFORE TAXES	$6,141	$1,966	$(2,526)
INCOME TAX EXPENSE (BENEFIT) RELATED TO OTHER COMPREHENSIVE INCOME	3,054	813	(987)

OTHER COMPREHENSIVE INCOME (LOSS)	$3,087	$1,153	$(1,539)

COMPREHENSIVE INCOME	$110,347	$82,726	$139,599

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.

Consolidated Statements of Cash Flows

Part II

Item 8. Financial Statements and Supplementary Data (continued)

	Years Ended September 30,

(In thousands)	2014	2013	2012

OPERATING ACTIVITIES
Net income	$107,260	$81,573	$141,138
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED
BY OPERATING ACTIVITIES
Depreciation and amortization	110,772	103,284	96,476
Amortization of:
Other regulatory assets and liabilities—net	610	574	881
Debt related costs	886	873	894
Deferred income taxes—net	25,795	1,431	107,699
Accrued/deferred pension and other post-retirement benefit cost	33,384	36,127	(60,459)
Compensation expense related to stock-based awards	4,105	3,050	4,122
Provision for doubtful accounts	14,252	9,258	18,316
Impairment loss	2,639	2,600	5,015
Other non-cash charges (credits)—net	(3,079)	2,536	(5,151)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and unbilled revenues—net	(1,769)	12,105	(65,329)
Gas costs and other regulatory assets/liabilities—net	2,623	36,359	(13,650)
Storage gas	13,689	(64,283)	7,386
Prepaid Taxes	(42,128)	33,506	(36,643)
Accounts payable and other accrued liabilities	21,326	2,017	(16,683)
Customer deposits and advance payments	1,164	(22,166)	11,181
Accrued taxes	(1,923)	(6,980)	6,111
Unamortized investment tax credits	56,639	19,296	14,736
Other current assets	(16,130)	(2,513)	(5,768)
Other current liabilities	(1,062)	22,106	27,297
Deferred gas costs—net	(97,383)	(113,474)	36,309
Deferred assets—other	(7,525)	(133)	(51,889)
Deferred liabilities—other	(3,130)	45	(5,230)
Derivatives	178,104	163,571	(1,858)
Pension and other post-retirement benefits	(16,602)	(4,417)	10,613
Other—net	(350)	1,679	(7,915)
Net Cash Provided by Operating Activities	382,167	318,024	217,599
FINANCING ACTIVITIES
Common stock issued	714	-	631
Long-term debt issued	175,253	4,157	-
Long-term debt retired	(67,000)	(2,295)	(77,000)
Debt issuance costs	(1,543)	-	(123)
Notes payable issued (retired)—net	80,400	125,400	208,279
Dividends on common stock and preferred stock	(85,901)	(86,078)	(77,182)
Repurchase of common stock	(56,136)	-	-
Other financing activities—net	(560)	5,156	564
Net Cash Provided By Financing Activities	45,227	46,340	55,169
INVESTING ACTIVITIES
Capital expenditures (excluding AFUDC)	(394,762)	(312,345)	(251,128)
Investments in non-utility interests	(31,415)	(62,894)	(24,636)
Distributions from non-utility interests	4,116	4,090	8,927
Net Cash Used in Investing Activities	(422,061)	(371,149)	(266,837)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,333	(6,785)	5,931
Cash and Cash Equivalents at Beginning of Year	3,478	10,263	4,332
Cash and Cash Equivalents at End of Year	$8,811	$3,478	$10,263
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid (refunded)—net	$20,110	$(10,741)	$23,915
Interest paid	$36,991	$35,471	$36,777
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Project debt financing activities—net	$253	$1,386	$2,004
Capital expenditure accruals included in accounts payable and other accrued liabilities	$55,164	$32,040	$34,980
Dividends paid in common stock	$5,312	$6,863	$5,260

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.

Consolidated Statements of Capitalization

Part II

Item 8. Financial Statements and Supplementary Data (continued)

	September 30,

($ In thousands, except shares)	2014		2013

Common Shareholders’ Equity
Common stock, no par value, 120,000,000 shares authorized, 50,656,553 and 51,774,204 shares issued, respectively	$525,932		$574,461
Paid-in capital	11,847		10,710
Retained earnings	716,758		700,422
Accumulated other comprehensive loss, net of taxes	(7,961)		(11,048)

Total Common Shareholders’ Equity	1,246,576	63.8%	1,274,545	69.8%

Preferred Stock
WGL Holdings, Inc., without par value, 3,000,000 shares authorized, none issued	-		-
Washington Gas Light Company, without par value, 1,500,000 shares authorized—issued and outstanding:
$4.80 series, 150,000 shares	15,000		15,000
$4.25 series, 70,600 shares	7,173		7,173
$5.00 series, 60,000 shares	6,000		6,000

Total Preferred Stock	28,173	1.4%	28,173	1.5%

Long-Term Debt
Washington Gas Light Company Unsecured Medium-Term Notes
Due fiscal year 2014, 4.88% to 5.17%	-		67,000
Due fiscal year 2015, 4.83%	20,000		20,000
Due fiscal year 2016, 5.17%	25,000		25,000
Due fiscal year 2019, 7.46%	50,000		50,000
Due fiscal year 2020, 4.76%	50,000		50,000
Due fiscal year 2023, 6.65%	20,000		20,000
Due fiscal year 2025, 5.44%	40,500		40,500
Due fiscal year 2027, 6.40% to 6.82%	125,000		125,000
Due fiscal year 2028, 6.57% to 6.85%	52,000		52,000
Due fiscal year 2030, 7.50%	8,500		8,500
Due fiscal year 2036, 5.70% to 5.78%	50,000		50,000
Due fiscal year 2041, 5.21%	75,000		75,000
Due fiscal year 2044, 4.22% to 5.00%	175,000		-

Total Unsecured Medium-Term Notes	691,000		583,000
Other long-term debt	8,350		8,097
Unamortized discount	(122)		(30)
Less—current maturities	20,000		67,000

Total Long-Term Debt	679,228	34.8%	524,067	28.7%

Total Capitalization	$1,953,977	100.0%	$1,826,785	100.0%

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.

Consolidated Statements of Common Shareholders’ Equity

Part II

Item 8. Financial Statements and Supplementary Data (continued)

					Accumulated
					Other
					Comprehensive
	Common Stock		Paid-In	Retained	Loss,
(In thousands, except shares)	Shares	Amount	Capital	Earnings	Net of Taxes	Total

Balance, September 30, 2011	51,365,337	$557,594	$7,731	$648,052	$(10,662)	$1,202,715
Net income	-	-	-	141,138	-	141,138
Other comprehensive income	-	-	-	-	(1,539)	(1,539)
Dividend reinvestment	152,435	6,317	-	-	-	6,317
Stock-based compensation	93,875	3,687	401	-	-	4,088
Dividends declared:
Common stock ($1.5875 per share)	-	-	-	(81,843)	-	(81,843)
Preferred stock	-	-	-	(1,320)	-	(1,320)

Balance, September 30, 2012	51,611,647	567,598	8,132	706,027	(12,201)	1,269,556
Net income	-	-	-	81,573	-	81,573
Other comprehensive income	-	-	-	-	1,153	1,153
Dividend reinvestment	145,920	6,254	-	-	-	6,254
Stock-based compensation	16,637	609	2,578	-	-	3,187
Dividends declared:
Common stock ($1.6600 per share)	-	-	-	(85,858)	-	(85,858)
Preferred stock	-	-	-	(1,320)	-	(1,320)

Balance, September 30, 2013	51,774,204	574,461	10,710	700,422	(11,048)	1,274,545
Net income	-	-	-	107,260	-	107,260
Other comprehensive income	-	-	-	-	3,087	3,087
Dividend reinvestment	114,883	4,649	-	-	-	4,649
Repurchase of common stock	(1,304,504)	(56,136)	-	-	-	(56,136)
Stock-based compensation	71,970	2,958	1,137	-	-	4,095
Dividends declared:
Common stock ($1.7400 per share)	-	-	-	(89,604)	-	(89,604)
Preferred stock	-	-	-	(1,320)	-	(1,320)

Balance, September 30, 2014	50,656,553	$525,932	$11,847	$716,758	$(7,961)	$1,246,576

The accompanying notes are an integral part of these statements.

Washington Gas Light Company

Balance Sheets

Part II

Item 8. Financial Statements and Supplementary Data (continued)

	September 30,

(In thousands)	2014	2013

ASSETS
Property, Plant and Equipment
At original cost	$4,250,194	$3,903,482
Accumulated depreciation and amortization	(1,228,130)	(1,178,600)

Net property, plant and equipment	3,022,064	2,724,882

Current Assets
Cash and cash equivalents	1,060	-
Receivables
Accounts receivable	121,419	91,405
Gas costs and other regulatory assets	3,752	10,825
Unbilled revenues	20,881	19,418
Allowance for doubtful accounts	(19,209)	(17,498)

Net receivables	126,843	104,150

Materials and supplies—principally at average cost	23,600	24,857
Storage gas	156,083	132,226
Deferred income taxes	22,916	27,000
Prepaid taxes	16,137	14,868
Other prepayments	14,272	7,926
Receivables from associated companies	4,821	7,173
Derivatives	3,884	4,278

Total current assets	369,616	322,478

Deferred Charges and Other Assets
Regulatory assets
Gas costs	191,346	93,963
Pension and other post-retirement benefits	191,896	239,434
Other	71,584	65,984
Prepaid post-retirement benefits	95,660	-
Derivatives	9,455	16,051
Other	13,457	11,597

Total deferred charges and other assets	573,398	427,029

Total Assets	$3,965,078	$3,474,389

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$1,050,166	$1,024,583
Preferred stock	28,173	28,173
Long-term debt	679,228	524,067

Total capitalization	1,757,567	1,576,823

Current Liabilities
Current maturities of long-term debt	20,000	67,000
Notes payable	89,000	124,500
Accounts payable and other accrued liabilities	176,467	132,814
Wages payable	18,290	17,057
Accrued interest	3,488	3,399
Dividends declared	19,722	19,359
Customer deposits and advance payments	68,318	67,154
Gas costs and other regulatory liabilities	22,563	27,013
Accrued taxes	24,610	25,380
Payables to associated companies	54,685	20,557
Derivatives	33,858	24,749
Other	7,199	9,047

Total current liabilities	538,200	538,029

Deferred Credits
Unamortized investment tax credits	6,479	7,354
Deferred income taxes	619,946	611,453
Accrued pensions and benefits	118,954	147,479
Asset retirement obligations	173,775	99,972
Regulatory liabilities
Accrued asset removal costs	327,388	321,266
Other post-retirement benefits	85,814	-
Other	17,588	13,459
Derivatives	260,789	106,144
Other	58,578	52,410

Total deferred credits	1,669,311	1,359,537

Commitments and Contingencies (Note 13)

Total Capitalization and Liabilities	$3,965,078	$3,474,389

The accompanying notes are an integral part of these statements.

Washington Gas Light Company

Statements of Income

Part II

Item 8. Financial Statements and Supplementary Data (continued)

	Years Ended September 30,
(In thousands)	2014	2013	2012

OPERATING REVENUES	$1,443,800	$1,200,357	$1,137,666
OPERATING EXPENSES
Utility cost of gas	726,879	521,508	421,539
Operation and maintenance	294,613	295,664	282,746
Depreciation and amortization	102,713	99,188	93,811
General taxes and other assessments	137,472	133,391	124,814
Total Operating Expenses	1,261,677	1,049,751	922,910
OPERATING INCOME	182,123	150,606	214,756
Other income —net	862	1,544	3,135
Interest expense	37,127	35,631	36,098
INCOME BEFORE INCOME TAXES	145,858	116,519	181,793
INCOME TAX EXPENSE	47,534	44,197	71,747
NET INCOME	$98,324	$72,322	$110,046
Dividends on Washington Gas preferred stock	1,320	1,320	1,320
NET INCOME APPLICABLE TO COMMON STOCK	$97,004	$71,002	$108,726

The accompanying notes are an integral part of these statements.

Washington Gas Light Company

Consolidated Statements of Comprehensive Income

Part II

Item 8. Financial Statements and Supplementary Data (continued)

	Years Ended September 30,
(In thousands)	2014	2013	2012
NET INCOME	$98,324	$72,322	$110,046
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE INCOME TAXES:
Pension and other post-retirement benefit plans
Change in prior service (cost) credit	6,095	(1,671)	(640)
Change in actuarial net gain (loss)	1,594	3,399	(2,125)
Change in transition obligation	-	238	239
Total pension and other post-retirement benefit plans	$7,689	$1,966	$(2,526)
INCOME TAX EXPENSE (BENEFIT) RELATED TO OTHER COMPREHENSIVE INCOME	3,054	813	(987)
OTHER COMPREHENSIVE INCOME (LOSS)	$4,635	$1,153	$(1,539)
COMPREHENSIVE INCOME	$102,959	$73,475	$108,507

The accompanying notes are an integral part of these statements.

Washington Gas Light Company

Statements of Cash Flows

Part II

Item 8. Financial Statements and Supplementary Data (continued)

	Years Ended September 30,

(In thousands)	2014	2013	2012

OPERATING ACTIVITIES
Net income	$98,324	$72,322	$110,046
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	102,713	99,188	93,811
Amortization of:
Other regulatory assets and liabilities—net	610	911	881
Debt related costs	886	527	894
Deferred income taxes—net	7,050	(2,915)	89,132
Accrued/deferred pension and other post-retirement benefit cost	33,670	35,707	(58,645)
Compensation expense related to stock-based awards	3,185	2,292	3,394
Provision for doubtful accounts	11,839	7,183	12,794
Impairment loss	2,639	2,600	5,015
Other non-cash charges (credits)—net	8,838	7,615	(2,726)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable, unbilled revenues and receivables from associated companies—net	(39,253)	(464)	(19,041)
Gas costs and other regulatory assets/liabilities—net	2,623	36,359	(13,650)
Storage gas	(23,857)	(17,400)	51,228
Prepaid Taxes	(1,269)	31,937	(32,546)
Accounts payable and other accrued liabilities, including payables to associated companies	49,429	(24,949)	27,214
Customer deposits and advance payments	1,164	(22,166)	11,181
Accrued taxes	(770)	6,272	(3,721)
Other current assets	(5,089)	5,843	2,964
Other current liabilities	(526)	19,253	3,676
Deferred gas costs—net	(97,383)	(113,474)	36,309
Deferred assets—other	(10,073)	(757)	(43,553)
Deferred liabilities—other	(3,007)	(966)	(23,887)
Derivatives	170,744	137,559	(3,608)
Pension and other post-retirement benefits	(16,973)	(4,261)	10,786
Other—net	(359)	(4,167)	(1,673)

Net Cash Provided by Operating Activities	295,155	274,049	256,275

FINANCING ACTIVITIES
Long-term debt issued	175,253	4,157	-
Long-term debt retired	(67,000)	(2,295)	(77,000)
Debt issuance costs	(1,543)	-	-
Notes payable issued (retired)—net	(35,500)	25,700	98,778
Dividends on common stock and preferred stock	(79,665)	(76,522)	(75,239)
Other financing activities—net	(1,749)	336	2,533

Net Cash Used in Financing Activities	(10,204)	(48,624)	(50,928)

INVESTING ACTIVITIES
Capital expenditures (excluding AFUDC)	(283,891)	(225,426)	(206,699)

Net Cash Used in Investing Activities	(283,891)	(225,426)	(206,699)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,060	(1)	(1,352)
Cash and Cash Equivalents at Beginning of Year	-	1	1,353

Cash and Cash Equivalents at End of Year	$1,060	$-	$1

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid (refunded)—net	$19,007	$(15,799)	$29,625
Interest paid	$36,380	$35,091	$36,447
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Project debt financing activities—net	$253	$1,386	$2,004
Capital expenditure accruals included in accounts payable and other accrued liabilities	$46,331	$16,429	$22,909

The accompanying notes are an integral part of these statements.

Washington Gas Light Company

Statements of Capitalization

Part II

Item 8. Financial Statements and Supplementary Data (continued)

	September 30,

($ In thousands, except shares)	2014		2013

Common Shareholder’s Equity
Common stock, $1 par value, 80,000,000 shares authorized, 46,479,536 shares issued	$46,479		$46,480
Paid-in capital	480,620		477,968
Retained earnings	529,480		511,183
Accumulated other comprehensive loss, net of taxes	(6,413)		(11,048)

Total Common Shareholder’s Equity	1,050,166	59.8%	1,024,583	65.0%

Preferred Stock
Washington Gas Light Company, without par value, 1,500,000 shares authorized—issued and outstanding:
$4.80 series, 150,000 shares	15,000		15,000
$4.25 series, 70,600 shares	7,173		7,173
$5.00 series, 60,000 shares	6,000		6,000

Total Preferred Stock	28,173	1.6%	28,173	1.8%

Long-Term Debt
Washington Gas Light Company Unsecured Medium-Term Notes
Due fiscal year 2014, 4.88% to 5.17%	-		67,000
Due fiscal year 2015, 4.83%	20,000		20,000
Due fiscal year 2016, 5.17%	25,000		25,000
Due fiscal year 2019, 7.46%	50,000		50,000
Due fiscal year 2020, 4.76%	50,000		50,000
Due fiscal year 2023, 6.65%	20,000		20,000
Due fiscal year 2025, 5.44%	40,500		40,500
Due fiscal year 2027, 6.40% to 6.82%	125,000		125,000
Due fiscal year 2028, 6.57% to 6.85%	52,000		52,000
Due fiscal year 2030, 7.50%	8,500		8,500
Due fiscal year 2036, 5.70% to 5.78%	50,000		50,000
Due fiscal year 2041, 5.21%	75,000		75,000
Due fiscal year 2044, 4.22% to 5.00%	175,000		-

Total Unsecured Medium-Term Notes	691,000		583,000
Other long-term debt	8,350		8,097
Unamortized discount	(122)		(30)
Less—current maturities	20,000		67,000

Total Long-Term Debt	679,228	38.6%	524,067	33.2%

Total Capitalization	$1,757,567	100.0%	$1,576,823	100.0%

The accompanying notes are an integral part of these statements.

Washington Gas Light Company

Statements of Common Shareholder’s Equity

Part II

Item 8. Financial Statements and Supplementary Data (continued)

					Accumulated Other Comprehensive
	Common Stock		Paid-In	Retained	Loss,
(In thousands, except shares)	Shares	Amount	Capital	Earnings	Net of Taxes	Total

Balance, September 30, 2011	46,479,536	$46,479	$473,099	$481,219	$(10,662)	$990,135
Net income	-	-	-	110,046	-	110,046
Other comprehensive income	-	-	-	-	(1,539)	(1,539)
Stock-based compensation(a)	-	-	2,535	-	-	2,535
Dividends declared:
Common stock	-	-	-	(74,114)	-	(74,114)
Preferred stock	-	-	-	(1,320)	-	(1,320)

Balance, September 30, 2012	46,479,536	46,479	475,634	515,831	(12,201)	1,025,743
Net income	-	-	-	72,322	-	72,322
Other comprehensive income	-	-	-	-	1,153	1,153
Stock-based compensation(a)	-	-	2,334	-	-	2,334
Dividends declared:
Common stock	-	-	-	(75,649)	-	(75,649)
Preferred stock	-	-	-	(1,320)	-	(1,320)

Balance, September 30, 2013	46,479,536	46,479	477,968	511,184	(11,048)	1,024,583
Net income	-	-	-	98,324	-	98,324
Other comprehensive income	-	-	-	-	4,635	4,635
Stock-based compensation(a)	-	-	2,652	-	-	2,652
Dividends declared:
Common stock	-	-	-	(78,708)	-	(78,708)
Preferred stock	-	-	-	(1,320)	-	(1,320)

Balance, September 30, 2014	46,479,536	$46,479	$480,620	$529,480	$(6,413)	$1,050,166

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

NATURE OF OPERATIONS

Washington Gas and Hampshire comprise our regulated utility segment. Washington Gas is a public utility that sells and delivers natural gas to more than one million customers primarily in the District of Columbia, and the surrounding metropolitan areas in Maryland and Virginia. Deliveries to firm residential and commercial customers accounted for 78.1% of the total therms delivered to customers by Washington Gas in fiscal year September 30, 2014. Deliveries to interruptible customers accounted for 14.3% and deliveries to customers who use natural gas to generate electricity accounted for 7.6%. These amounts do not include deliveries related to Washington Gas’ asset optimization program discussed below. Hampshire operates an underground natural gas storage facility that provides services exclusively to Washington Gas. Hampshire is regulated under a cost of service tariff by the Federal Energy Regulatory Commission (FERC).

The retail energy-marketing segment consists of WGEServices which competes with regulated utilities and other unregulated third party marketers to sell natural gas and electricity directly to residential, commercial, industrial and governmental customers with the objective of earning a profit through competitive pricing. The commodities that WGEServices sells are delivered to retail customers through assets owned by regulated utilities. Washington Gas delivers the majority of natural gas sold by WGEServices, and unaffiliated electric utilities deliver all of the electricity sold. WGEServices owned multiple solar PV distributed generation assets at September 30, 2014, though the results from these activities are presented in the commercial energy systems segment. Other than these facilities, WGEServices does not own or operate any other natural gas or electric generation, production, transmission or distribution assets. At September 30, 2014, WGEServices served approximately 157,000 natural gas customers and approximately 162,000 electricity customers located in Maryland, Virginia, Delaware, Pennsylvania and the District of Columbia.

The commercial energy systems segment consists of WGESystems, WGSW and the results of operations of affiliate owned commercial distributed energy projects. This segment focuses on clean and energy efficient solutions for its customers, driving earnings through i) upgrading the mechanical, electrical, water and energy-related infrastructure of large governmental and commercial facilities by implementing both traditional as well as alternative energy technologies; ii) owning and operating distributed generation assets such as solar PV systems, combined heat and power plants, and natural gas fuel cells and iii) passive investments in residential and commercial retail solar PV companies. This segment has activities in 15 different states and the District of Columbia, but is concentrated in the mid-Atlantic and northeast regions.

The midstream energy services segment, which consists of the operations of WGL Midstream, engages in investing in and optimizing natural gas pipelines and storage facilities in the Midwest and Eastern United States. WGL Midstream enters into both physical and financial transactions in a manner intended to utilize the most effective energy risk management products available to mitigate risks while maximizing potential profits from the optimization of these assets under its management.

Refer to Note 16—Operating Segment Reporting for further discussion of our segments.

CONSOLIDATION OF FINANCIAL STATEMENTS

The consolidated financial statements include the accounts of WGL and its subsidiaries during the fiscal years reported. Certain prior period amounts have been recast to conform to current period presentation. Inter-company transactions have been eliminated. Refer to Note 18—Related Party Transactions for a discussion of inter-company transactions. WGL has a variable interest in five investments that qualify as variable interest entities (VIEs). At September 30, 2014, WGL and its subsidiaries are not the primary beneficiary for any of the VIEs, therefore we have not consolidated any of the VIE entities. Our other investment projects are recorded using the cost method and as direct financing leases. Refer to Note 17—Other Investments for a discussion of VIEs and other investments.

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment (comprised principally of utility plant) are stated at original cost, including labor, materials, taxes and overhead costs incurred during the construction period. The cost of utility plant of Washington Gas includes an allowance for funds used during construction (AFUDC) that is calculated under a formula prescribed by our regulators. Washington Gas capitalizes AFUDC as a component of construction overhead. The before-tax rates for AFUDC for fiscal years September 30, 2014, 2013 and 2012 were 3.36%, 5.43% and 7.40%, respectively.

Washington Gas charges maintenance and repairs directly to operating expenses, except those charges applicable to transportation and power-operated equipment, which it allocates to operating expenses, construction and other accounts based on the use of the equipment. Washington Gas capitalizes betterments and renewal costs, and calculates depreciation applicable to its utility gas plant in service primarily using a straight-line method over the estimated remaining life of the plant. The composite depreciation and amortization rate of the regulated utility segment was 2.77%, 2.86% and 2.87% during fiscal years 2014, 2013 and 2012, respectively. In accordance with regulatory requirements, such rates include a component related to asset removal costs for Washington Gas. These asset removal costs are accrued through depreciation expense with a corresponding credit to “Regulatory liabilities—Accrued asset removal costs.” When Washington Gas retires depreciable utility plant and equipment, it charges the associated original costs to “Accumulated depreciation and amortization” and any related removal costs incurred are charged to “Regulatory liabilities—Accrued asset removal costs.” Washington Gas periodically reviews the adequacy of its depreciation rates by considering estimated remaining lives and other factors. For information about Asset Retirement Obligations (ARO’s), refer to the section entitled “Asset Retirement Obligations”.

At September 30, 2014 and 2013, 93.6% and 95.6%, respectively, of WGL’s consolidated original cost of property, plant and equipment was related to the regulated utility segment as shown below.

Property, Plant and Equipment at Original Cost
September 30,	2014		2013
($ In millions)	Dollars	%	Dollars	%
Regulated utility segment
Distribution, transmission and storage	$3,635.3	79.3	$3,356.1	81.5
General, miscellaneous and intangibles	448.3	9.8	430.6	10.4
Construction work in progress (CWIP)	203.9	4.5	150.8	3.7
Total regulated utility segment	4,287.5	93.6	3,937.5	95.6
Unregulated segments	295.3	6.4	180.6	4.4
Total	$4,582.8	100.0	$4,118.1	100.0

IMPAIRMENT OF LONG-LIVED ASSETS

Management regularly reviews property and equipment and other long-lived assets, including certain definite-lived intangible assets and our equity method investments for possible impairment. This review occurs quarterly, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.

During September 30, 2014, 2013 and 2012, Washington Gas recorded impairment charges of $0.8 million, $2.6 million and $5.0 million, respectively, in operation and maintenance expense related to its Springfield Operations Center asset. Washington Gas is actively marketing the unused operations facility for sale. At September 30, 2014 and 2013, Washington Gas recorded a $1.9 million and $0.5 million impairment loss for the unrecoverable portion of the costs incurred associated with an abandoned LNG storage project.

For our equity and cost method investments, an impairment is recorded when the investment has experienced decline in value that is other-than-temporary. Additionally, if the projects in which we hold an investment recognize an impairment loss, we would record our proportionate share of that impairment loss and evaluate the investment for decline in value that is other-than-temporary. There were no events or circumstances during the years ended September 30, 2014, 2013 and 2012 that resulted in any impairment charges.

OPERATING LEASES

We have classified the lease of our corporate headquarters as an operating lease. We amortize as rent expense the total of all scheduled lease payments (including lease payment escalations) and tenant allowances on a straight-line basis over the term of the lease. For this purpose, the lease term began on the date when the lessor commenced constructing the leasehold improvements which allowed us to occupy our corporate headquarters. Leasehold improvement costs are classified as “Property, Plant and Equipment” on the Balance Sheets, and are being amortized to depreciation and amortization expense on a straight-line basis over the 15-year non-cancelable period of the lease. Refer to Note 13—Commitments and Contingencies for financial data for all of our operating leases.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

CASH AND CASH EQUIVALENTS

We consider all investments with original maturities of three months or less to be cash equivalents. We did not have any restrictions on our cash balances that would impact the payment of dividends by WGL or our subsidiaries as of September 30, 2014 and 2013.

REVENUE AND COST RECOGNITION

Regulated Utility Operations

Revenues.  For regulated deliveries of natural gas, Washington Gas reads meters and bills customers on a 21 day monthly cycle basis. The billing cycles for customers do not coincide with the accounting periods used for financial reporting purposes; therefore, Washington Gas accrues unbilled revenues for gas delivered, but not yet billed, at the end of each accounting period.

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

Transportation Gas Imbalance.  Interruptible shippers and third party marketer shippers transport gas to Washington Gas’ distribution system as part of the unbundled services offered. The delivered volumes of gas from third party shippers into Washington Gas’ distribution system rarely equal the volumes billed to third party marketer customers, resulting in transportation gas imbalances. These imbalances are usually short-term in duration, and Washington Gas monitors the activity and regularly notifies the shippers when their accounts have an imbalance. In accordance with regulatory treatment, Washington Gas does not record a receivable from or liability to third party marketers associated with gas volumes related to these transportation imbalances but, rather, reflects the financial impact as a regulatory asset or liability related to its gas cost adjustment mechanism, thereby eliminating any profit or loss that would occur as a result of the imbalance. The regulatory treatment combines the imbalance for all marketers, including WGEServices, into a single “net” adjustment to the regulatory asset or liability. Refer to Note 18—Related Party Transactions for further discussion of the accounting for these imbalance transactions.

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

Commercial Energy Systems Segment.  WGESystems recognizes income and expenses for all design-build construction contracts using the percentage-of-completion method in “Operating Revenues—Non-utility” and “Non-Utility cost of energy-related sales.” WGESystems also recognizes income from its distributed energy assets based on the terms of the related power purchase agreements. Solar Renewable Energy Certificates (SRECs) are recorded as inventory by WGESystems after every 1,000 Kilowatt-hours (kwh) of electricity are produced by an eligible solar facility. WGESystems recognizes income on the sale of SRECs based on the contractual terms and conditions of the sale. WGSW recognizes income on its investments in distributed energy assets based on the specific terms of its sale leaseback arrangements and through the hypothetical liquidation at book value approach to the equity method of investment accounting for its investment interest. Other income and expense is recognized from the lease of distributed energy assets associated with the SunEdison and Nextility associations.

Midstream Energy Services Segment.  WGL Midstream reports its margins in non-utility revenue by netting its cost / loss on physical and financial gas purchase contracts with revenues / gains on physical and financial gas sales contracts.

Other Activities.  Washington Gas Resources recognizes income on its investment using the cost approach of investment accounting. Crab Run recognizes income using the equity method of accounting.

STORAGE GAS VALUATION METHODS

For Washington Gas and WGEServices, storage gas inventory is stated at the lower-of-cost or market as determined using the first-in, first-out method. For WGL Midstream, storage gas inventory is stated at the lower-of-cost or market using the weighted average cost method.

For the fiscal year ended September 30, 2014, Washington Gas recorded a decrease to net income due to a lower-of-cost or market adjustment of $0.2 million. For the fiscal year ended September 30, 2013, Washington Gas did not record any lower-of-cost or market adjustments. For the fiscal year ended September 30, 2012, Washington Gas recorded a decrease to net income due to a lower-of-cost or market adjustment of $1.4 million. For the fiscal years ended September 30, 2014, 2013 and 2012, WGEServices did not record any lower-of-cost or market adjustments. For the fiscal years ended September 30, 2014, 2013 and 2012, WGL Midstream recorded a decrease to net income due to lower-of-cost or market adjustments of $3.0 million, $10.1 million and $22.4 million, respectively.

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

WEATHER-RELATED INSTRUMENTS

Periodically, we purchase certain weather-related instruments, such as HDD derivatives and CDD derivatives. We account for these weather related instruments in accordance with Financial Accounting Standards Board Accounting Standards Codification (ASC) Subtopic 815-45, Derivatives and Hedging—Weather Derivatives. For weather insurance policies and HDD derivatives, benefits or costs are ultimately recognized to the extent actual HDDs fall above or below the contractual HDDs for each instrument. Benefits or costs are recognized for CDD derivatives when the average temperature exceeds a contractually stated level during the contract period. Premiums for weather-related instruments are amortized based on the pattern of normal temperature days over the coverage period. Weather-related instruments for which we collect a premium are carried at fair value. Washington Gas’ weather related instrument premium expense or benefit is not considered in establishing retail rates. Washington Gas does not purchase such instruments for jurisdictions in which it has received rate mechanisms that compensate it on a normal weather basis. Refer to Note 14—Derivative and Weather-Related Instruments for further discussion of our weather-related instruments.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

DERIVATIVE ACTIVITIES

Regulated Utility.  Washington Gas enters into both physical and financial derivative contracts for the purchase and sale of natural gas that are subject to mark-to-market accounting. Changes in the fair value of derivative instruments recoverable or refundable to customers and therefore subject to ASC Topic 980, Regulated Operations, are recorded as regulatory assets or liabilities while changes in the fair value of derivative instruments not affected by rate regulation are reflected in earnings.

As part of its asset optimization program, Washington Gas enters into derivative contracts related to the sale and purchase of natural gas at a future price with the primary objective of locking in operating margins that Washington Gas expects to ultimately realize. The derivatives used under this program may cause significant period-to-period volatility in earnings for the portion of net profits retained for shareholders; however, this volatility will not change the margins that Washington Gas expects to realize from these transactions. In accordance with ASC Topic 815, all financially and physically settled contracts under our asset optimization program are reported on a net basis in the statements of income in “Utility cost of gas”.

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

Non-Utility Operations.  WGEServices enters into both physical and financial contracts for the purchase and sale of natural gas and electricity. We designate a portion of these physical contracts related to the purchase of natural gas and electricity to serve our customers as “normal purchases and normal sales;” therefore, they are not subject to the mark-to-market accounting requirements of ASC Topic 815. WGL Midstream enters into derivative contracts for the purpose of optimizing its storage and transportation capacity as well as managing the transportation and storage assets on behalf of third parties. The financial contracts and the portion of the physical contracts that qualify as derivative instruments and are subject to the mark-to-market accounting requirements are recorded on the balance sheet at fair value and are reflected in earnings. WGEServices records these derivatives as revenues or expenses depending on the nature of the economically hedged item. WGL Midstream nets financial and physical contracts in revenues. WGL may, from time to time, designate interest rate swaps used to manage the interest rate risk associated with future debt issuances, as cash flow hedges. Any gains or losses arising from the effective portion of cash flow hedges are recorded in other comprehensive income and are amortized using the effective interest rate method into earnings over the same period as the hedged interest payments are made. Gains or losses arising from the ineffective portion of cash flow hedges are recognized in earnings immediately.

INCOME TAXES

We recognize deferred income tax assets and liabilities for all temporary differences between the financial statement basis and the tax basis of assets and liabilities, including those where regulators prohibit deferred income tax treatment for ratemaking purposes of Washington Gas. Regulatory assets or liabilities, corresponding to such additional deferred income tax assets or liabilities, may be recorded to the extent recoverable from or payable to customers through the ratemaking process. Refer to Note 2—Regulated Operations for Washington Gas’ regulatory assets and liabilities associated with income taxes due from and to customers at September 30, 2014 and 2013. Amounts applicable to income taxes due from and due to customers primarily represent differences between the book and tax basis of net utility plant in service. We amortize investment tax credits as reductions to income tax expense over the estimated service lives of the related properties. Refer to Note 9—Income Taxes which provides detailed financial information related to our income taxes.

STOCK-BASED COMPENSATION

We account for stock-based compensation expense in accordance with ASC Topic 718, Compensation—Stock Compensation, which requires us to measure and recognize stock-based compensation expense in our financial statements based on the fair value at the date of grant for our equity-classified share-based awards, which include performance shares and stock options granted to certain employees and shares issued to directors. For liability-classified share-based awards, which include performance units, we recognize stock-based compensation expense based on their fair value at the end of each reporting period. For both equity-classified and liability-classified share-based awards, we estimate forfeitures over the requisite service period when recognizing compensation expense; these estimates are periodically adjusted to the extent to which actual forfeitures differ from such estimates. Refer to Note 11—Stock-Based Compensation for further discussion of the accounting for our stock-based compensation plans.

ASSET RETIREMENT OBLIGATIONS

Washington Gas accounts for its AROs in accordance with ASC Subtopic 410-20, Asset Retirement and Environmental Obligations—Asset Retirement Obligations. Our asset retirement obligations include the costs to cut, purge and cap distribution system, remove asbestos and plug storage wells upon their retirement. These standards require recording the estimated retirement cost over the life of the related asset by depreciating the present value of the

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

retirement obligation, measured at the time of the asset’s acquisition, and accreting the liability until it is settled. There are timing differences between the ARO-related accretion and depreciation amounts being recorded pursuant to GAAP and the recognition of depreciation expense for legal asset removal costs that we are currently recovering in rates. These timing differences are recorded as a reduction to “Regulatory liabilities—Accrued asset removal costs” in accordance with ASC Topic 980. We do not have any assets that are legally restricted related to the settlement of asset retirement obligations.

WGL Holdings, Inc.
Changes in Asset Retirement Obligations
	September 30,
(In millions)	2014	2013
Asset retirement obligations at beginning of year	$104.0	$72.7
Liabilities incurred in the period	4.9	1.2
Liabilities settled in the period	(5.2)	(1.0)
Accretion expense	4.4	3.3
Revisions in estimated cash flows(a)	73.1	27.8
Asset retirement obligations at the end of the year(b)	$181.2	$104.0
Washington Gas Light Company
Changes in Asset Retirement Obligations
	September 30,
(In millions)	2014	2013
Asset retirement obligations at beginning of year	$102.7	$71.5
Liabilities incurred in the period	4.9	1.1
Liabilities settled in the period	(5.2)	(1.0)
Accretion expense	4.3	3.3
Revisions in estimated cash flows(a)	73.1	27.8
Asset retirement obligations at the end of the year(b)	$179.8	$102.7

(a) WGL revised its assumptions regarding the timing and amounts related to its obligation to cut, cap and purge pipeline. The revision is primarily driven by our accelerated pipeline replacement programs.
(b) Includes short-term asset retirement obligations of $6.0 million and $2.7 million for fiscal year 2014 and 2013, respectively.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

ACCOUNTING STANDARDS ADOPTED IN FISCAL YEAR 2014
Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
ASU 2011-11, Disclosures about Offsetting Assets and Liabilities (Topic 210)

The standard amends the existing disclosure requirements on offsetting by requiring enhanced disclosures about financial instruments and derivative instruments that are either: (i) offset in accordance with existing guidance or (ii) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the balance sheet.

		October 1, 2013	As a result of the standards, additional disclosures regarding master netting arrangements were added to Note 14 - Derivative and Weather-Related Instruments. The adoption of these standards did not otherwise affect our financial statements.
ASU 2013-01, Clarifying the Scope of the Disclosures about Offsetting Assets and Liabilities (Topic 210)

The standard limits the scope of the required disclosures to derivatives, repurchase agreements and securities borrowing and securities lending transactions. The disclosures are required irrespective of whether the transactions are offset in the statement of financial position.

ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

The standard requires entities to (i) present information about reclassification adjustments from accumulated other comprehensive income (AOCI) to net income in their entirety – the effect on the reclassification on each affected net income line item and (ii) for AOCI reclassification items that are not reclassified in their entirety into net income – a cross-reference to other required US GAAP disclosures. The reclassification information may be presented in a single note or on the face of the financial statements.

		October 1, 2013	We have presented information about reclassification adjustments out of accumulated other comprehensive income in a footnote to the financial statements. Refer to Note 19 – Changes in Accumulated Other Comprehensive Income for the details of this disclosure. The adoption of this standard did not otherwise affect our financial statements.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

OTHER NEWLY ISSUED ACCOUNTING STANDARDS
Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (Topic 740)	The standard amends the existing disclosure requirement by requiring an unrecognized tax benefit, or a portion of an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset in most circumstances.	October 1, 2014	We do not expect the adoption of this standard to have a material effect on our financial statements.
ASU 2014-09, Revenue from Contracts with Customers (Topic 606)

The standard establishes a comprehensive revenue recognition model clarifying the method used to determine the timing and requirements for revenue recognition from contracts with customers. The disclosure requirements under the new standard will enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

		October 1, 2017	We are in the process of evaluating the impact the adoption of this standard will have on our financial statements.
ASU 2014-10, Development Stage Entities (Topic 915)

The standard amends the existing disclosure requirement by eliminating certain disclosure requirements relating to those entities. The update also removes certain guidance on evaluating whether a development stage entity has sufficient equity at risk as a criteria used in determining whether an entity is a variable interest entity.

		October 1, 2016	We do not expect the adoption of this standard to have a material effect on our financial statements.
ASU 2014-15, Presentation of Financial Statements - Going Concern (Topic 205)

The standard amends the existing disclosure requirement providing guidance about management’s responsibility to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and to provide related footnote disclosures. The new guidance requires that management perform a going concern analysis as of the date that the financial statements are issued and for the analysis to cover the year following the issuance date.

		October 1, 2017	We do not expect adoption of this standard to have a material effect on our financial statements.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

NOTE 2. REGULATED OPERATIONS

Washington Gas accounts for its regulated operations in accordance with ASC Topic 980. This standard includes accounting principles for companies whose rates are determined by independent third party regulators. When setting rates, regulators may require us to record expense in different periods than may be appropriate for unregulated enterprises. When this occurs, Washington Gas defers the associated costs as assets (regulatory assets) on its balance sheet and records them as expenses on its income statement as it collects the revenues designed to recover these costs through customers’ rates. Further, regulators can also impose liabilities upon a company for amounts previously collected from customers and for future outflows that are expected to be incurred in the future (regulatory liabilities).

At September 30, 2014 and 2013, we recorded the following regulatory assets and liabilities on our balance sheets. These assets and liabilities will be recognized as expenses or revenues in future periods as they are reflected in customers’ rates.

Regulatory Assets and Liabilities

(In millions)	Regulatory Assets		Regulatory Liabilities

September 30,	2014	2013	2014	2013

Current:
Gas costs due from/to customers(a)	$-	$-	$16.2	$23.4
Interruptible sharing(a)	3.4	10.7	-	1.9
Revenue normalization mechanisms for Maryland and Virginia(a)	-	0.1	5.5	1.5
Plant recovery mechanisms	0.4	-	0.9	0.2

Total current	$3.8	$10.8	$22.6	$27.0

Deferred:
Accrued asset removal costs	$-	$-	$327.4	$321.3
Deferred gas costs(a)	191.3	94.0	-	-
Pension and other post-retirement benefits
Other post-retirement benefit costs—trackers(b)	-	0.7	-	-
Deferred pension costs/income—trackers(b)	45.1	51.0	-	-
ASC Topic 715 unrecognized costs/income(a)(c)
Pensions	147.9	155.1	-	-
Other post-retirement benefits	-	33.8	86.4	-

Total pension and other post-retirement benefits	193.0	240.6	86.4	-
Other
Income tax-related amounts due from/to customers(d)	30.4	24.9	4.8	4.5
Losses/gains on issuance and extinguishments of debt and interest-rate derivative instruments(a)(e)	12.0	11.6	1.7	0.6
Deferred gain on sale of assets(a)	-	-	1.4	1.7
Rights-of-way fees(a)	1.5	-	-	1.6
Other costs—Business process outsourcing (a)	1.0	1.4	-	-
Nonretirement postemployment benefits(a)(f)	16.3	15.4	-	-
Deferred integrity management expenditures(a)(g)	2.7	-	-	-
Recoverable portion of abandoned LNG facility(a)	5.6	7.9	-	-
Other regulatory expenses(a)	2.1	4.8	9.7	5.1

Total other	$71.6	$66.0	$17.6	$13.5

Total deferred	$455.9	$400.6	$431.4	$334.8

Total	$459.7	$411.4	$454.0	$361.8

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

(g) This balance represents amounts for deferred expenditures associated with Washington Gas’ Distribution Integrity Management Program (DIMP) in Virginia.

As required by ASC Topic 980, Washington Gas monitors its regulatory and competitive environment to determine whether the recovery of its regulatory assets remains probable. If Washington Gas were to determine that recovery of these assets is no longer probable, it would write off the assets against earnings. We have determined that ASC Topic 980 continues to apply to our regulated operations, and the recovery of our regulatory assets at September 30, 2014 is probable. Refer to Note 13—Commitments and Contingencies for further discussion of our regulated operations.

NOTE 3. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

The tables below provide details for the amounts included in “Accounts payable and other accrued liabilities” on the balance sheets for both WGL and Washington Gas.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

WGL Holdings, Inc.
	September 30,
(In millions)	2014	2013
Accounts payable—trade	$278.8	$216.3
Employee benefits and payroll accruals	19.8	23.4
Embedded derivatives and other accrued liabilities	14.6	30.9
Total	$313.2	$270.6

Washington Gas Light Company
	September 30,
(In millions)	2014	2013
Accounts payable—trade	$146.4	$99.7
Employee benefits and payroll accruals	18.2	21.4
Embedded derivatives and other accrued liabilities	11.9	11.7
Total	$176.5	$132.8

NOTE 4. SHORT-TERM DEBT

WGL and Washington Gas satisfy their short-term financing requirements through the sale of commercial paper or through bank borrowings. Due to the seasonal nature of the regulated utility and retail energy-marketing segments, short-term financing requirements can vary significantly during the year. Revolving credit agreements are maintained to support outstanding commercial paper and to permit short-term borrowing flexibility. WGL’s policy is to maintain bank credit facilities in amounts equal to or greater than the expected maximum commercial paper position. The following is a summary of committed credit available at September 30, 2014 and 2013.

Committed Credit Available (In millions)
September 30, 2014	WGL Holdings, Inc.(b)	Washington Gas	Total Consolidated
Committed credit agreements
Unsecured revolving credit facility, expires April 3, 2017(a)	$450.0	$350.0	$800.0
Less: Commercial Paper	(364.5)	(89.0)	(453.5)
Net committed credit available	$85.5	$261.0	$346.5
Weighted average interest rate	0.20%	0.13%	0.19%
September 30, 2013
Committed credit agreements
Unsecured revolving credit facility, expires April 3, 2017(a)	$450.0	$350.0	$800.0
Less: Commercial Paper	(248.6)	(124.5)	(373.1)
Net committed credit available	$201.4	$225.5	$426.9
Weighted average interest rate	0.21%	0.13%	0.19%

(a) Both WGL and Washington Gas have the right to request extensions with the banks’ approval. WGL’s revolving credit facility permits it to borrow an additional $100 million, with the banks’ approval, for a total of $550 million. Washington Gas’ revolving credit facility permits it to borrow an additional $100 million, with the banks’ approval, for a total of $450 million.

(b) WGL Holdings includes all subsidiaries other than Washington Gas Light Company.

At September 30, 2014 and 2013, there were no outstanding bank loans from WGL’s or Washington Gas’ revolving credit facilities.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

Under the terms of the credit agreements, the ratio of consolidated financial indebtedness to consolidated total capitalization may not exceed 0.65 to 1.0 (65%). In addition, WGL and Washington Gas are required to inform lenders of changes in corporate existence, financial conditions, litigation and environmental warranties that might have a material adverse effect. Failure to inform the lenders’ agent of these material changes might constitute default under the agreements. Another potential default may be deemed if WGL or Washington Gas fail to pay principal or interest when due on any other indebtedness. Such defaults, if not remedied, could lead to suspension of further loans and/or acceleration in which obligations become immediately due and payable. At September 30, 2014, WGL and Washington Gas were in compliance with all of the covenants under their revolving credit facilities.

NOTE 5. LONG-TERM DEBT

FIRST MORTGAGE BONDS

The Mortgage of Washington Gas dated January 1, 1933 (Mortgage), as supplemented and amended, securing any First Mortgage Bonds (FMBs) it issues, constitutes a direct lien on substantially all property and franchises owned by Washington Gas, other than a small amount of property that is expressly excluded. Washington Gas had no debt outstanding under the Mortgage at September 30, 2014 and 2013. Any FMBs that may be issued in the future will represent indebtedness of Washington Gas.

SHELF REGISTRATION

On August 18, 2014, WGL entered into an Indenture with The Bank of New York Mellon (the “Trustee”) to issue an unlimited amount of debt securities. Supplemental indentures will supplement the Indenture and establish the respective terms of the notes. The offering of the notes has been registered under a shelf registration statement on Form S-3.

At September 30, 2014, Washington Gas had the capacity under a shelf registration to issue up to $275.0 million of additional MTNs.

UNSECURED NOTES

Washington Gas issues unsecured MTNs and private placement notes with individual terms regarding interest rates, maturities and call or put options. These notes can have maturity dates of one or more years from the date of issuance. At September 30, 2014 and 2013, outstanding MTNs and private placement notes were $691.0 million and $583.0 million, respectively, at a weighted average interest rate of 5.65% and 5.91%, respectively.

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

The table below shows MTN and private placement issuances and retirements for the year ended September 30, 2014.

MTN and Private Placement Issuances and Retirements
($ In millions)	Principal	Interest Rate		Nominal Maturity Date
Year Ended September 30, 2014
Issuances:
12/5/2013	$75.0	5.00	%(a)	12/15/2043
9/12/2014	100.0	4.22	%(b)	9/15/2044
Total	$175.0
Retirements:
11/7/2013	$37.0	4.88%		11/7/2013
9/10/2014	30.0	5.17%		9/10/2014
Total	$67.0

(a)The estimated effective cost of the issued notes, including consideration of issuances fees and hedge costs, is 4.95%.

(b)The estimated effective cost of the issued notes, including consideration of issuances fees and hedge costs, is 4.27%.

There were no MTN or private placement issuances or retirements for the year ended September 30, 2013.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

LONG-TERM DEBT MATURITIES

Maturities of long-term debt for each of the next five fiscal years and thereafter as of September 30, 2014 are summarized in the following table.

Long-Term Debt Maturities(a)
(In millions)	MTNs	Other	Total
2015	$20.0	$-	$ 20.0
2016	25.0	-	25.0
2017	-	-	-
2018	-	-	-
2019	50.0	-	50.0
Thereafter	596.0	-	596.0
Total (before project debt financing)	$691.0	$-	$ 691.0
Project debt financing(b)	-	8.3	8.3
Total	$691.0	$8.3	$ 699.3
Less: current maturities	20.0	-	20.0
Total non-current	$671.0	$8.3	$ 679.3

(a)Excludes unamortized discounts of $121,567 at September 30, 2014.

(b)Project debt financing is anticipated to be a non-cash extinguishment. Refer to Note 13—Commitments and Contingencies for further discussion of this construction project financing.

NOTE 6. COMMON STOCK — WGL

COMMON STOCK OUTSTANDING

Shares of common stock outstanding were 50,656,553 and 51,774,204 at September 30, 2014 and 2013, respectively.

COMMON STOCK RESERVES

At September 30, 2014, there were 4,582,301 authorized, but unissued, shares of common stock reserved under the following plans:

Common Stock Reserves
Reserve for:	Number of Shares
Omnibus incentive compensation plan(a)	999,443
Dividend reinvestment and common stock purchase plan	2,849,012
Employee savings plans	637,196
Directors’ stock compensation plan	96,650
Total common stock reserves	4,582,301

(a)In March 2007, WGL adopted a shareholder-approved Omnibus Incentive Compensation Plan to replace on a prospective basis the 1999 Incentive Compensation Plan. Included are shares that may be issued which would reduce the number of shares authorized under the Omnibus Incentive Compensation Plan. These shares include 301,378 shares dedicated to performance shares granted but not vested and include 5,318 shares dedicated to stock options issued but not exercised. Refer to Note 11—Stock-Based Compensation for a discussion regarding our stock-based compensation plans.

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

NOTE 8. EARNINGS PER SHARE

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS assumes the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period unless the effect of such issuance would be anti-dilutive (refer to Note 11—Stock-Based Compensation). The following table reflects the computation of our basic and diluted EPS for the fiscal years ended September 30, 2014, 2013 and 2012.

Basic and Diluted EPS
	Years Ended September 30,
(In thousands, except per share data)	2014	2013	2012
Basic earnings per average common share:

Net income applicable to common stock	$105,940	$80,253	$139,818

Average common shares outstanding—basic	51,759	51,697	51,522

Basic earnings per average common share	$2.05	$1.55	$2.71

Diluted earnings per average common share:

Net income applicable to common stock	$105,940	$80,253	$139,818

Average common shares outstanding—basic	51,759	51,697	51,522

Stock-based compensation plans	11	111	67

Total average common shares outstanding—diluted	51,770	51,808	51,589

Diluted earnings per average common share	$2.05	$1.55	$2.71

NOTE 9. INCOME TAXES

WGL files consolidated, federal, combined unitary including California, District of Columbia, West Virginia and various other state income tax returns. We are no longer subject to income tax examinations by the Internal Revenue Service (IRS) for years before September 30, 2011. Substantially all state income tax years in major jurisdictions are closed for years before September 30, 2010.

WGL and each of its subsidiaries also participate in a tax sharing agreement that establishes the method for allocating tax benefits from losses that are utilized on the consolidated income tax return. The consolidated tax is apportioned among the subsidiaries on the separate return method and losses of the parent, WGL, are allocated to the subsidiaries that have taxable income. In fiscal year 2014, Washington Gas shared $2.9 million of tax benefits from the tax sharing agreement that was reflected as a tax decrease on Washington Gas’ statements of income. During fiscal years 2013 and 2012, Washington Gas realized $1.3 million and $0.3 million of tax savings as a result of this tax sharing agreement. The effect of this allocation of benefits to Washington Gas has no effect on our consolidated financial statements. State income tax returns are filed on a separate company basis in most states where we have operations and/or a requirement to file. Beginning with the fiscal year ended September 30, 2012, we filed a combined unitary return for California, District of Columbia and West Virginia due to recent law changes.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

Washington Gas provides certain healthcare benefits for active and retired employees (the Plan). Washington Gas is self-insured for the majority of healthcare costs. Because the Plan provides prescription drug benefits equal to or greater than Medicare Part D (Med D) coverage, Washington Gas qualified for a non-taxable subsidy from the federal government, which has had the effect of lowering other post retirement employee benefit expense (OPEB) and Washington Gas’ effective tax rate.

Since the year ended September 30, 2004, Washington Gas reflected the favorable tax benefit (“the Med D tax benefit”) of the non-taxable subsidy in its effective tax rate. The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively the “PPACA”) became law which eliminated future Med D tax benefits for Washington Gas’ tax years beginning after September 30, 2013. During the fiscal year ended September 30, 2010, regulatory assets were increased by $42.2 million to reflect the probable recovery of the higher future tax expense from utility customers and an immaterial amount of tax expense was recorded related to the effect of the PPACA on our non-utility business. Based on positions taken by the SCC of VA in Washington Gas’ rate case during the fiscal year ended September 30, 2011, we determined that it was not probable that the SCC of VA would permit recovery of this asset. Therefore, the Virginia portion of the regulatory asset related to the Med D benefit was charged to tax expense which resulted in an increase in the effective tax rate for the fiscal year ended September 30, 2011. Washington Gas charged the Maryland portion of the Med D regulatory asset to tax expense during the fiscal year ended September 30, 2012, based on positions taken by the PSC of MD in Washington Gas’ rate case during the fiscal year that didn’t permit recovery. Washington Gas received an order in the first quarter of the current fiscal year end September 30, 2014 in its recent rate case from the PSC of MD that will allow recovery of the Med D regulatory asset over a 5-year amortization period. Therefore the tax benefit has been recognized to reinstate the regulatory asset which results in a decrease in the effective rate for the fiscal year ended September 30, 2014. The Med D adjustments results in an effective tax rate at September 30, 2014 of 34.8%. The Med D adjustment results in an effective rate for Washington Gas at September 30, 2014 of 32.6%. In June 2013, the District of Columbia approved a 5-year amortization of the regulatory asset relating to Med D, which should have a minimal impact to the effective tax rate over the period allowed.

On September 13, 2013, the U.S. Treasury Department issued final income tax regulations to address the costs incurred in acquiring, producing, or improving tangible property. The regulations are effective for WGL and Washington Gas for the tax year beginning October 1, 2014. WGL and Washington Gas have assessed the financial impact of these regulations, and we do not expect the guidance to have a material impact on the financial statements. Any changes in method of accounting for income tax purposes required to conform to the final regulations will be made for the taxable year ending September 30, 2015.

The tables below provide the following for WGL and Washington Gas: (i) the components of income tax expense; (ii) a reconciliation between the statutory federal income tax rate and the effective income tax rate and (iii) the components of accumulated deferred income tax assets and liabilities at September 30, 2014 and 2013.

WGL Holdings, Inc.
Components of Income Tax Expense
	Years Ended September 30,
(In thousands)	2014	2013	2012
INCOME TAX EXPENSE
Current:
Federal	$29,976	$41,425	$(13,188)
State	5,149	11,258	(30)
Total current	35,125	52,683	(13,218)
Deferred:
Federal
Accelerated depreciation	35,747	33,394	45,506
Other	(18,014)	(31,173)	44,727
State
Accelerated depreciation	9,822	6,795	9,412
Other	(1,760)	(7,585)	8,054
Total deferred	25,795	1,431	107,699
Amortization of investment tax credits	(3,666)	(1,822)	(1,132)
Total income tax expense	$57,254	$52,292	$93,349

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

WGL Holdings, Inc.
Reconciliation Between the Statutory Federal Income Tax Rate and Effective Tax Rate
	Years Ended September 30,
($ In thousands)	2014		2013		2012
Income taxes at statutory federal income tax rate	$57,580	35.00%	$46,853	35.00%	$82,070	35.00%
Increase (decrease) in income taxes resulting from:
Accelerated depreciation less amount deferred	1,875	1.14	2,106	1.57	1,178	0.50
Amortization of investment tax credits	(3,666)	(2.23)	(1,822)	(1.36)	(1,132)	(0.48)
Cost of removal	(4,902)	(2.98)	(2,356)	(1.76)	(2,291)	(0.98)
State income taxes-net of federal benefit	8,734	5.31	7,448	5.56	12,068	5.15
Medicare Part D adjustment	(3,621)	(2.20)	-	-	2,827	1.21
Other items-net	1,254	0.76	63	0.05	(1,371)	(0.59)
Total income tax expense and effective tax rate	$57,254	34.80%	$52,292	39.06%	$93,349	39.81%

WGL Holdings, Inc.
Components of Deferred Income Tax Assets (Liabilities)
	September 30,
(In thousands)	2014		2013
ACCUMULATED DEFERRED INCOME TAXES	Current	Non-current	Current	Non-current
Deferred income tax assets:
Pensions	$-	$24,349	$-	$17,362
Other post-retirement benefits	-	-	-	18,510
Uncollectible accounts	9,268	-	8,127	-
Inventory overheads	6,591	-	6,431	-
Capital gains/losses-net	-	-	2	-
Valuation allowance	-	-	(2)	-
Employee compensation and benefits	6,306	37,873	5,876	37,301
Customer advances	-	197	-	197
Derivatives	6,503	31,555	-	7,872
Deferred gas costs	-	4,218	4,911	-
Solar grant/investment tax credit	-	39,184	-	17,415
Other	814	1,225	816	2,530
Total assets	29,482	138,601	26,161	101,187
Deferred income tax liabilities:
Other post-retirement benefits	-	38,299	-	-
Accelerated depreciation and other plant related items	-	669,040	-	596,754
Losses/gains on reacquired debt	-	1,426	-	1,567
Income taxes recoverable through future rates	-	65,374	-	112,222
Deferred gas costs	2,818	-	-	4,667
Derivatives	-	-	1,639	-
Partnership basis differences	-	25,370	-	15,784
Total liabilities	2,818	799,509	1,639	730,994
Net accumulated deferred income tax assets (liabilities)	$26,664	$(660,908)	$24,522	$(629,807)

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

Washington Gas Light Company
Components of Income Tax Expense
	Years Ended September 30,
(In thousands)	2014	2013	2012
INCOME TAX EXPENSE
Current:
Federal	$37,098	$40,492	$(13,155)
State	4,262	7,515	(3,332)
Total current	41,360	48,007	(16,487)
Deferred:
Federal
Accelerated depreciation	34,833	34,518	45,661
Other	(30,523)	(35,982)	27,851
State
Accelerated depreciation	9,540	6,770	9,423
Other	(6,800)	(8,221)	6,197
Total deferred	7,050	(2,915)	89,132
Amortization of investment tax credits	(876)	(895)	(898)
Total income tax expense	$47,534	$44,197	$71,747

Washington Gas Light Company
Reconciliation Between the Statutory Federal Income Tax Rate and Effective Tax Rate
	Years Ended September 30,
($ In thousands)	2014		2013		2012
Income taxes at statutory federal income tax rate	$51,050	35.00%	$40,782	35.00%	$63,628	35.00%
Increase (decrease) in income taxes resulting from:
Accelerated depreciation less amount deferred	1,875	1.29	2,106	1.81	1,178	0.65
Amortization of investment tax credits	(876)	(0.60)	(895)	(0.77)	(898)	(0.49)
Cost of removal	(4,902)	(3.36)	(2,356)	(2.02)	(2,291)	(1.26)
State income taxes-net of federal benefit	6,711	4.60	5,487	4.71	8,916	4.90
Consolidated tax sharing allocation	(2,862)	(1.96)	(1,290)	(1.11)	(309)	(0.17)
Medicare Part D adjustment	(3,621)	(2.48)	-	-	2,827	1.56
Other items-net	159	0.09	363	0.31	(1,304)	(0.72)
Total income tax expense and effective tax rate	$47,534	32.58%	$44,197	37.93%	$71,747	39.47%

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

Washington Gas Light Company
Components of Deferred Income Tax Assets (Liabilities)
	Years Ended September 30,
(In thousands)	2014		2013
ACCUMULATED DEFERRED INCOME TAXES	Current	Non-current	Current	Non-current
Deferred income tax assets:
Pensions	$-	$23,738	$-	$16,768
Other post-retirement benefits	-	-	-	18,474
Uncollectible accounts	7,618	-	6,948	-
Inventory overheads	6,591	-	6,431	-
Employee compensation and benefits	5,902	27,961	5,756	27,125
Customer advances	-	197	-	197
Derivatives	4,809	31,555	2,138	7,872
Deferred gas costs	-	4,218	4,911	-
Investment tax credit	-	312	-	312
Other	814	-	816	1,727
Total assets	25,734	87,981	27,000	72,475
Deferred income tax liabilities:
Other post-retirement benefits	-	38,065	-	-
Accelerated depreciation and other plant related items	-	602,376	-	565,996
Losses/gains on reacquired debt	-	1,426	-	1,567
Income taxes recoverable through future rates	-	65,128	-	111,698
Deferred gas costs	2,818	-	-	4,667
Other	-	932	-	-
Total liabilities	2,818	707,927	-	683,928
Net accumulated deferred income tax assets (liabilities)	$22,916	$(619,946)	$27,000	$(611,453)

In June 2014, we filed our tax return for the year ended September 30, 2013.

The following table summarizes the change in unrecognized tax benefits during fiscal year 2014, 2013, 2012 and our total unrecognized tax benefits at September 30, under the provisions of ASC Topic 740, Income Taxes:

Unrecognized Tax Benefits
(In thousands)	2014	2013	2012
Total unrecognized tax benefits, October 1,	$25,051	$22,082	$20,699
Increases in tax positions relating to current year	10,512	5,251	3,396
Decreases in tax positions relating to prior year	(2,950)	(2,282)	(2,013)
Total unrecognized tax benefits, September 30,	$32,613	$25,051	$22,082

During the year, the unrecognized tax benefits for WGL and Washington Gas increased by approximately $7.6 million relating to uncertain tax positions, primarily due to the change in tax accounting for repairs. If the amounts of unrecognized tax benefits are eventually realized, it would not materially impact the effective tax rate. It is reasonably possible that the amount of the unrecognized tax benefit with respect to some of WGL’s and Washington Gas’ uncertain tax positions will increase or decrease in the next 12 months. The IRS completed its audit of the tax years related to the change in accounting method for repairs without proposing any changes, however, they could re-examine this issue in the future.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

WGL and Washington Gas recognize any accrued interest associated with uncertain tax positions in interest expense and recognizes any accrued penalties associated with uncertain tax positions in other expenses in the statements of income. During the fiscal year ended September 30, 2014, we reversed minimal interest and during the fiscal year ended September 30, 2013 we accrued minimal interest expenses on uncertain tax positions. During the fiscal year ended September 30, 2012, we reversed $1.6 million for interest on uncertain tax positions.

NOTE 10. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

Washington Gas maintains a qualified, trusteed, non-contributory defined benefit pension plan (qualified pension plan) covering most active and vested former employees of Washington Gas. The non-contributory defined benefit pension plan is closed to all employees hired on or after January 1, 2010. Washington Gas accounts for the qualified pension plan and other post-retirement benefit plans under the provisions of ASC 715, Compensation-Retirement Benefits.

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

WGL subsidiaries offer defined-contribution savings plans to all eligible employees. These plans allow participants to defer on a pre-tax or after-tax basis, a portion of their salaries for investment in various alternatives. We make matching contributions to the amounts contributed by employees in accordance with the specific plan provisions. The Washington Gas plan was amended during 2013 to implement the merger of the WGEServices plan. The WGEServices plan was merged into the Washington Gas plan effective January 1, 2014. Beginning January 1, 2014, matching and supplemental contributions to the Washington Gas plan included matching and supplemental contributions from the former WGEServices plan. Total matching contributions to the Washington Gas plan were $4.2 million, $3.5 million and $3.4 million during fiscal years 2014, 2013 and 2012, respectively. All employees not participating in the qualified pension plan receive an employer provided supplemental contribution ranging from 4% to 6% depending on years of service. Total supplemental contributions to the plan were $1.6 million, $0.8 million and $0.6 million during fiscal years ended September 30, 2014, 2013 and 2012, respectively.

Total matching contributions to the former WGEServices plan were $0.8 million and $0.4 million during fiscal years 2013 and 2012, respectively.

Washington Gas provides certain healthcare and life insurance benefits for retired employees. Substantially all employees of Washington Gas may become eligible for such benefits if they attain retirement status while working for Washington Gas. Washington Gas accounts for these benefits under the provisions of ASC 715, Compensation-Retirement Benefits. Washington Gas elected to amortize the accumulated post-retirement benefit obligation of $190.6 million existing at the October 1, 1993 adoption date of this standard, known as the transition obligation, over a twenty-year period ended in 2013.

On April 24, 2014, Washington Gas replaced the existing retiree medical benefit plan and dental plan options for Medicare-eligible retirees age 65 and older with a special tax-free Health Reimbursement Account (HRA) plan effective January 1, 2015. With the introduction of the new plan, effective January 1, 2015, participating retirees and dependents will receive a subsidy each year through the HRA account to help purchase supplemental medical and dental coverage in the marketplace. As part of the new HRA plan, participants who enroll in a Medicare Part D prescription drug plan and meet the threshold for Medicare catastrophic prescription drug coverage will be eligible for an additional reimbursement of their out-of-pocket prescription drug costs in excess of the threshold. Retirees and dependents under age 65 will still be covered under the existing Washington Gas Retiree Medical Plan until they become eligible for Medicare at age 65 and can obtain coverage through the new HRA plan. Due to the impact of the amendment, we remeasured the funded status of the plan in April 2014. The funded status of the plan changed by approximately $127.5 million from an underfunded liability to an overfunded asset as a result of the plan amendment. The offsetting amount for this remeasurement was substantially recorded as a decrease to regulatory assets. The overfunded asset for this plan at September 30, 2014 was $96.4 million.

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

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

Obligations and Assets

Washington Gas uses a measurement date of September 30 for its pension, and retiree healthcare and life insurance benefit plans. The following table provides certain information about Washington Gas’ post-retirement benefits:

Post-Retirement Benefits
			Health and Life
(In millions)	Pension Benefits(a)		Benefits
Year Ended September 30,	2014	2013	2014	2013
Change in projected benefit obligation(b)
Benefit obligation at beginning of year	$837.4	$937.2	$429.8	$480.1
Service cost	14.0	17.0	7.6	9.6
Interest cost	40.4	36.6	18.7	18.8
Change in plan benefits	-	-	(136.5)	-
Actuarial loss (gain)	68.6	(110.0)	38.2	(62.3)
Retiree contributions	-	-	4.4	3.9
Medicare Part D reimbursements	-	-	0.5	0.7
Benefits paid	(43.3)	(43.4)	(19.5)	(21.0)
Projected benefit obligation at end of year(b)	$917.1	$837.4	$343.2	$429.8
Change in plan assets
Fair value of plan assets at beginning of year	$745.2	$750.6	$380.9	$358.3
Actual return on plan assets	103.3	38.6	57.8	19.9
Company contributions	1.7	1.8	16.0	18.0
Retiree contributions and Medicare Part D reimbursements	-	-	4.4	5.7
Expenses	(2.2)	(2.4)	-	-
Benefits paid	(43.3)	(43.4)	(19.5)	(21.0)
Fair value of plan assets at end of year	$804.7	$745.2	$439.6	$380.9
Funded status at end of year	$(112.4)	$(92.2)	$96.4	$(48.9)
Total amounts recognized on balance sheet
Non-current asset	$-	$-	$96.4	$-
Current liability	(4.2)	(3.5)	-	-
Non-current liability	(108.2)	(88.7)	-	(48.9)
Total recognized	$(112.4)	$(92.2)	$96.4	$(48.9)

(a)The DB SERP and DB Restoration, included in pension benefits in the table above, have no assets.

(b)For the Health and Life Benefits, the change in projected benefit obligation represents the accumulated benefit obligation.

The following table provides the projected benefit obligation (PBO) and accumulated benefit (ABO) for the qualified pension plan, DB SERP and DB Restoration at September 30, 2014 and 2013.

Projected and accumulated benefit obligation
(In millions)	Qualified Pension Plan		DB SERP		DB Restoration
September 30,	2014	2013	2014	2013	2014	2013
Projected benefit obligation	$865.2	$788.8	$50.7	$47.8	$1.2	$0.8
Accumulated benefit obligation	$801.9	$737.2	$46.2	$43.9	$0.7	$0.5

AMOUNTS RECOGNIZED IN REGULATORY ASSETS/LIABILITIES AND ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table provides amounts recorded to regulatory assets, regulatory liabilities and accumulated other comprehensive loss at September 30, 2014 and 2013:

Unrecognized Costs/Income Recorded on the Balance Sheet
(In millions)	Pension Benefits		Health and Life Benefits
September 30,	2014	2013	2014	2013
Actuarial net loss	$162.6	$171.1	$50.1	$55.3
Prior service cost (credit)	1.2	1.3	(149.3)	(22.4)
Total	$163.8	$172.4	$(99.2)	$32.9
Regulatory asset (liability)	$147.9	$155.1	$(94.6)	$31.3
Pre-tax accumulated other comprehensive loss (gain)(a)	15.9	17.3	(4.6)	1.6
Total	$163.8	$172.4	$(99.2)	$32.9

(a)The total amount of accumulated other comprehensive loss recorded on our balance sheets at September 30, 2014 and 2013 is net of an income tax benefit of $4.9 million and $7.9 million, respectively.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

The following table provides amounts that are included in regulatory assets/liabilities and accumulated other comprehensive loss associated with our unrecognized pension and other post-retirement benefit costs that were recognized as components of net periodic benefit cost during fiscal year 2014.

Amounts Recognized During Fiscal Year 2014

	Regulatory assets/liabilities		Accumulated other comprehensive loss

(In millions)	Pension Benefits	Health and Life Benefits	Pension Benefits	Health and Life Benefits
Actuarial net loss	$ 15.5	$ 4.8	$ 1.3	$ 0.3
Prior service cost (credit)	0.2	(9.1)	0.1	(0.5)
Total	$ 15.7	$ (4.3)	$ 1.4	$ (0.2)

The following table provides amounts that are included in regulatory assets/liabilities and accumulated other comprehensive loss associated with our unrecognized pension and other post-retirement benefit costs that are expected to be recognized as components of net periodic benefit cost during fiscal year 2015.

Amounts to be Recognized During Fiscal Year 2015

	Regulatory assets/liabilities		Accumulated other comprehensive loss

(In millions)	Pension Benefits	Health and Life Benefits	Pension Benefits	Health and Life Benefits
Actuarial net loss	$ 17.1	$ 4.2	$ 1.7	$ 0.2
Prior service cost (credit)	0.2	(14.5)	0.1	(0.7)
Total	$ 17.3	$ (10.3)	$ 1.8	$ (0.5)

The increase in the actuarial net loss for pension benefits to be recognized in fiscal year 2015 when compared to fiscal year 2014 is primarily due to a decrease in the discount rate for our qualified pension plan. The decrease in the actuarial net loss for health and life benefits to be recognized in fiscal year 2015 when compared to fiscal year 2014 is primarily due to updated census data, offset by a decrease in the discount rate for our health and life plan.

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

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

Net Periodic Benefit Cost

The components of the net periodic benefit costs (income) for fiscal years ended September 30, 2014, 2013 and 2012 related to pension and other postretirement benefits were as follows:

Components of Net Periodic Benefit Costs (Income)
(In millions)	Pension Benefits			Health and Life Benefits
Year Ended September 30,	2014	2013	2012	2014	2013	2012
Service cost	$14.0	$17.0	$12.9	$7.6	$9.6	$ 8.0
Interest cost	40.4	36.6	40.5	18.7	18.8	25.1
Expected return on plan assets	(41.0)	(41.9)	(43.5)	(19.3)	(18.3)	(18.8)
Recognized prior service cost	0.3	1.0	1.0	(9.6)	(3.9)	(3.9)
Recognized actuarial loss	16.8	28.7	16.1	5.0	9.2	13.3
Amortization of transition obligation	-	-	-	-	1.1	1.1
Net periodic benefit cost	30.5	41.4	27.0	2.4	16.5	24.8
Amount allocated to construction projects	(4.3)	(5.7)	(3.4)	(0.4)	(2.8)	(3.7)
Amount deferred as regulatory asset (liability)-net	7.0	(3.7)	(7.5)	(2.3)	2.4	1.5
Amount charged (credited) to expense	$33.2	$32.0	$16.1	$(0.3)	$16.1	$ 22.6

Amounts included in the line item “Amount deferred as regulatory asset/liability-net,” represent the difference between the cost of the applicable pension benefits and the health and life benefits and the amount that Washington Gas is permitted to recover in rates that it charges to customers in the District of Columbia. In June 2013, this mechanism was discontinued, however, any balances remaining will be amortized over five years.

ASSUMPTIONS

The weighted average assumptions used to determine net periodic benefit obligations and net periodic benefit costs were as follows:

Benefit Obligations Assumptions

	Pension Benefits		Health and Life Benefits
September 30,	2014	2013	2014	2013
Discount rate(a)	4.00%-4.40%	4.50%-5.00%	4.40%	5.10%
Rate of compensation increase	3.50%-4.10%	3.85%-5.15%	4.10%	3.85%

(a)The decrease in the discount rate in fiscal year 2014 compared to prior years primarily reflects the decrease in long-term interest rates.

Net Periodic Benefit Cost Assumptions

	Pension Benefits			Health and Life Benefits
Years Ended September 30,	2014	2013	2012	2014	2013	2012
Discount rate(a)	4.50%-5.00%	4.00%	5.30%	4.60%-5.10%	4.00%	5.10%
Expected long-term return on plan assets(b)	6.50%	6.75%	7.50%	6.25%	6.75%	7.40%
Rate of compensation increase(c)	3.85%-5.15%	3.85%-5.15%	3.85%-5.15%	3.85%	3.85%	3.85%-5.15%

(a) The changes in the discount rates over the last two fiscal years primarily reflects the changes in long-term interest rates.

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

Washington Gas assumed the healthcare cost trend rates related to the accumulated post-retirement benefit obligation for non-Medicare eligible retirees to be 7.0% and 7.5% for fiscal years 2014 and 2013, respectively. Washington Gas expects these rates to decrease gradually to 5.0% in 2021 and remain at those levels thereafter. For Medicare eligible retirees age 65 and older that will receive a subsidy each year through an HRA account, Washington Gas assumed a 3.0% increase to approximate possible future increases to the stipend. While the plan terms do not guarantee increases to the stipend, Washington Gas intends to review the stipend annually.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

Healthcare Trends
(In millions)	One Percentage-Point Increase	One Percentage-Point Decrease
Increase (decrease) total service and interest cost components	$3.6	$ (2.7)
Increase (decrease) post-retirement benefit obligation	$10.5	$ (9.2)

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

For the qualified pension plan, Washington Gas’ funding policy is to contribute an amount sufficient to satisfy the minimum annual funding requirements under the Pension Protection Act. Any contributions above the minimum annual funding requirements would be limited to amounts that are deductible under appropriate tax law. For the healthcare and life insurance benefit plans, Washington Gas’ funding policy is to contribute amounts that are collected from ratepayers.

Significant amounts of the various Plans’ assets are managed by the same financial institution. In addition, the Plans have a high exposure to U.S. based investments. There are no other significant risk concentrations related to investments in any entity, industry, country, commodity, or investment fund.

Target qualified pension plan trust asset allocations are 32.5% U.S. Large-Cap Equities, 4.5% U.S. Small/Mid-Cap Equities, 8% International Equities, 5% Real Estate, and 50% Fixed Income.

Washington Gas’ portion of retired employee healthcare and life insurance benefits obligation is funded through two trusts: (i) the Washington Gas Light Company Postretirement Benefit Master Trust for Retired Previously Union-Eligible Employees (“union-eligible trust”) and (ii) the Washington Gas Light Company Postretirement Benefit Master Trust for Retired Management Employees (“management trust”). Target asset allocations are 50% U.S. Large-Cap Equities and 50% Fixed Income for the union-eligible trust. Target allocations are 60% U.S. Large-Cap Equities and 40% Fixed Income for the management trust.

Actual asset balances are reviewed monthly, and are allowed to range within plus or minus 5% or less of the target allocations. Assets are generally rebalanced to target allocations before actual amounts fall below or rise above the allowable ranges.

Investment vehicles used to manage qualified pension plan trust and management trust assets include commingled funds and separately managed portfolios. A private placement mutual fund is also employed to manage a portion of qualified pension plan trust assets. Commingled funds are used in the management of union-eligible trust assets.

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

The following tables present the fair value of the pension plan assets by asset category as of September 30, 2014 and 2013:

Pension Plan Assets
					% of
($ In millions)	Level 1	Level 2	Level 3	Total	Total
At September 30, 2014
Cash and cash equivalents	$0.6	$-	$-	$0.6	0.1%
Equity securities
U.S. Small Cap	32.3	-	-	32.3	4.0
Preferred Securities	-	0.1	-	0.1	-
Fixed income securities
U.S. Treasuries	-	110.6	-	110.6	13.8
U.S. Corporate Debt	-	108.4	-	108.4	13.5
U.S. Agency Obligations and Government Sponsored Entities	-	24.6	-	24.6	3.0
Asset-Backed Securities and Collateralized Mortgage Obligations	-	1.8	-	1.8	0.2
Municipalities	-	9.2	-	9.2	1.1
Non-U.S. Corporate Debt	-	23.8	-	23.8	3.0
Repurchase Agreements(a)	-	2.5	-	2.5	0.3
Other(b)	-	7.0	-	7.0	0.8
Mutual Funds(c)	-	112.4	-	112.4	14.0
Commingled Funds and Pooled Separate Accounts(d)	-	316.2	23.8	340.0	42.3
Private Equity/Limited Partnerships(e)	-	30.5	-	30.5	3.8
Derivatives(f)	-	(0.1)	-	(0.1)	-
Total fair value of plan investments	$32.9	$747.0	$23.8	$803.7	99.9%
Receivable (payable)(g)				1.0	0.1
Total plan assets at fair value				$804.7	100.0%

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

Pension Plan Assets
					% of
($ In millions)	Level 1	Level 2	Level 3	Total	Total
At September 30, 2013
Cash and cash equivalents	$0.9	$-	$-	$0.9	0.1%
Equity securities
U.S. Small Cap	31.5	-	-	31.5	4.2
Preferred Securities	-	0.1	-	0.1	-
Fixed income securities
U.S. Treasuries	-	124.5	-	124.5	16.7
U.S. Corporate Debt	-	93.6	-	93.6	12.6
U.S. Agency Obligations and Government Sponsored Entities	-	19.0	-	19.0	2.5
Asset-Backed Securities and Collateralized Mortgage Obligations	-	1.9	-	1.9	0.2
Municipalities	-	9.0	-	9.0	1.2
Non-U.S. Corporate Debt	-	18.4	-	18.4	2.5
Repurchase Agreements(a)	-	1.0	-	1.0	0.1
Other(b)	-	5.7	-	5.7	0.8
Mutual Funds(c)	-	93.2	-	93.2	12.5
Commingled Funds and Pooled Separate Accounts(d)	-	295.5	21.1	316.6	42.5
Private Equity/Limited Partnerships(e)	-	33.3	-	33.3	4.5
Derivatives(f)	-	(0.3)	-	(0.3)	-
Total fair value of plan investments	$32.4	$694.9	$21.1	$748.4	100.4%
Receivable (payable)(g)				(3.2)	(0.4)
Total plan assets at fair value				$745.2	100.0%

(a)	This category includes Treasury Bills with a pre-commitment from the counterparty to repurchase the same securities on the next business day at an agreed-upon price.
(b)	This category primarily includes Yankee bonds and non-U.S. government bonds.
(c)	At September 30, 2014 and September 30, 2013, investments in mutual funds consisted primarily of corporate fixed income instruments.
(d)

At September 30, 2014, investments in commingled funds and pooled separate accounts consisted primarily of 75% common stock of large-cap U.S. companies; 14% income producing properties located in the United States; 9% equity securities of non-U.S. companies; and 2% short-term money market investments. At September 30, 2013, investments in commingled funds and pooled separate accounts consisted primarily of 67% common stock of large-cap U.S. companies; 12% income producing properties located in the United States; 20% equity securities of non-U.S. companies; and 1% short-term money market investments.

(e)	At September 30, 2014, investments in private equity/limited partnership consisted of common stock of international companies.
(f)	At September 30, 2014, this category includes long-term U.S. Treasury interest rate futures contracts and interest rate put options.
(g)	At September 30, 2014, this receivable represents a pending trade for investment sales. At September 30, 2013, this payable represents a pending trade for investment purchases.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

Healthcare and Life Insurance Plan Assets

					% of
($ In millions)	Level 1	Level 2	Level 3	Total	Total

At September 30, 2014

Cash and Cash Equivalents	$0.8	$-	$-	$0.8	0.2%
Mutual Funds(a)	-	1.9	-	1.9	0.4
Fixed Income Securities
U.S Agency Obligations	-	2.0	-	2.0	0.5
U.S. Treasuries	-	25.6	-	25.6	5.8
U.S. Corporate Debt	-	34.0	-	34.0	7.7
Municipalities	-	4.8	-	4.8	1.1
Non-U.S. Corporate Debt	-	5.7	-	5.7	1.3
Others(b)	-	5.3	-	5.3	1.2
Commingled Funds(c)	-	359.7	-	359.7	81.8

Total fair value of plan investments	$0.8	$439.0	$-	$439.8	100.0%

Receivable (payable)				(0.2)	-

Total plan assets at fair value				$439.6	100.0%

At September 30, 2013

Cash and Cash Equivalents	$0.6	$-	$-	$0.6	0.2%
Fixed Income Securities
U.S Agency Obligations	-	1.7	-	1.7	0.4
U.S. Treasuries	-	23.6	-	23.6	6.2
U.S. Corporate Debt	-	28.7	-	28.7	7.5
Municipalities	-	4.1	-	4.1	1.1
Non-U.S. Corporate Debt	-	4.6	-	4.6	1.2
Others(b)	-	5.3	-	5.3	1.4
Commingled Funds(c)	-	311.2	-	311.2	81.7

Total fair value of plan investments	$0.6	$379.2	$-	$379.8	99.7%

Receivable (payable)				1.1	0.3

Total plan assets at fair value				$380.9	100.0%

(a)

At September 30, 2014, investments in mutual funds consisted primarily of 63% short-term obligations consisting of certificates of deposit and time deposits, 23% high-quality commercial paper, 6% repurchase agreements, 4% corporate notes of U.S. and foreign corporations and 4% U.S. governmental and U.S. agency securities.

(b)	At September 30, 2014 and 2013, this category consisted primarily of 82% non-U.S. government bonds and 18% Yankee bonds.
(c)

At September 30, 2014 and 2013, investments in commingled funds consisted primarily of 66% common stock of large-cap U.S. companies, 17% U.S. agency obligations and government sponsored entities and 17% corporate bonds.

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

Private Equity/Limited Partnership funds are valued at the quoted NAV, which is computed monthly and allocated based on ownership interest in partners’ capital.

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

The following table summarizes the changes in the fair value of the Level 3 assets for the fiscal years ended 2014 and 2013:

(In millions)
Years Ended September 30,	2014	2013
Balance, beginning of year	$21.1	$18.7
Actual return on plan assets:
Assets still held at year end	2.7	2.4
Balance, end of year	$23.8	$21.1

Benefit Contribution

During fiscal year 2014, Washington Gas did not contribute to its qualified pension but did contribute $1.8 million to its non-funded DB SERP plan. During fiscal year 2015, Washington Gas does not expect to make a contribution to its qualified pension plan and expects to make a payment of $4.1 million to its non-funded DB SERP. During fiscal year 2014, Washington Gas contributed $16.0 million to its health and life insurance benefit plans. Washington Gas expects to make a contribution of $16.6 million to its health and life insurance benefit plans during fiscal year 2015.

Expected Benefit Payments

Expected benefit payments, including benefits attributable to estimated future employee service, which are expected to be paid over the next ten years are as follows:

Expected Benefit Payments
(In millions)	Pension Benefits	Health and Life Benefits
2015	$48.9	$ 17.9
2016	50.3	18.8
2017	51.9	19.4
2018	53.0	20.1
2019	54.7	20.6
2020—2024	286.5	105.3

MEDICARE SUBSIDY RECEIPTS / EMPLOYER GROUP WAIVER PLAN

Prior to 2013 Washington Gas sponsored a post-65 retiree prescription drug plan that was at least actuarially equivalent to Medicare (Medicare Part D), and as a result was eligible to receive a federal subsidy under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Effective January 1, 2013 Washington Gas implemented an Employer Group Waiver Plan with a wraparound supplemental plan (“EGWP/wrap”). Accordingly, the Washington Gas retiree medical plan began receiving direct reimbursements and discounts from Medicare and the large pharmaceutical companies. During the year ended September 30, 2014, Washington Gas received $0.5 million in reimbursements related to the EGWP/wrap. Effective January 1, 2015, Washington Gas will cease to participate in the EGWP/wrap because participants age 65 and older will be transitioning into the new WGL Retiree HRA Plan, where such participants will receive an annual stipend that could be used to purchase health and prescription drug insurance.

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

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

District of Columbia Jurisdiction

The PSC of DC has approved a level of rates sufficient to recover annual costs associated with the qualified pension and other post-retirement benefits. Expenses of the SERP allocable to the District of Columbia are not recovered through rates. The PSC of DC granted the recovery of post-retirement medical and life insurance benefit costs determined in accordance with GAAP through a five-year phase-in plan that ended September 30, 1998. Washington Gas deferred the difference generated during the phase-in period as a regulatory asset. Effective October 1, 1998, the PSC of DC granted Washington Gas full recovery of costs determined under GAAP, plus a fifteen-year amortization of the regulatory asset established during the phase-in period that ended in fiscal year 2014.

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

Maryland Jurisdiction

In Washington Gas’ most recent rate case, the PSC of MD approved 50% of the expenses of the SERP for recovery through rates. The PSC of MD has approved a level of rates sufficient to recover pension and other post-retirement benefit costs as determined under GAAP.

NOTE 11. STOCK-BASED COMPENSATION

STOCK-BASED COMPENSATION FOR KEY EMPLOYEES

We have stock-based awards outstanding in the form of stock options, performance shares and performance units. We have stock options outstanding under our shareholder-approved 1999 Incentive Compensation Plan, as amended and restated (1999 Plan). In March 2007, WGL adopted a shareholder-approved Omnibus Incentive Compensation Plan (Omnibus Plan) to replace, on a prospective basis, the 1999 Plan. Stock options, stock appreciation rights, restricted stock, deferred stock and stock as a bonus in lieu of other awards, dividend equivalents, other stock-based awards and cash awards may be granted under the Omnibus Plan. The Omnibus Plan allows WGL to issue up to 1,700,000 shares of common stock, subject to adjustment as provided by the plan, to persons including officers and key employees, designated by the Human Resources Committee of the Board of Directors. Refer to Note 6—Common Stock—WGL for amounts remaining to be issued under these plans.

During the fiscal year ended September 30, 2014, we granted performance shares and performance units under the Omnibus Plan. We have not issued stock options under either plan since October 2006. As of September 30, 2014, there are prior years’ stock option grants outstanding for which the exercise price is equal to the market value of our common stock on the date of the grant.

For both performance shares and performance units, the actual award that may be earned varies based on the total shareholder return of WGL relative to a selected peer group of companies. These performance awards generally vest over three years from the date of grant. Performance shares earned are paid in shares of common stock of WGL. Performance units are earned pursuant to terms of the grant, are paid in cash and are valued at $1.00 per performance unit. Outstanding stock options vest over three years from the date of the grant and expire ten years thereafter. Performance units, performance shares and stock option awards provide for accelerated vesting upon a change in control of WGL. Additionally, outstanding stock options provide for accelerated vesting upon retirement, death or disability of the recipient. We generally issue new shares of common stock to provide for redemption of performance shares and stock options; however, we may, from time to time, repurchase shares of our common stock on the open market in order to meet these requirements. Both performance shares and stock options are accounted for as equity awards, and performance units are accounted for as liability awards as they are settled in cash.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

For the years ended September 30, 2014, 2013 and 2012, we recognized stock-based compensation expense of $3.4 million, $6.5 million and $3.6 million, net of related income tax benefits of $1.3 million, $2.6 million and $1.4 million, respectively.

As of September 30, 2014, total unrecognized compensation expense related to stock-based awards granted was $6.5 million. Performance shares and performance units comprised $4.0 million and $2.5 million of total unrecognized compensation expense, respectively. The total unrecognized compensation expense is expected to be recognized over a weighted average cost period of 1.7 years for performance shares and performance units.

Performance Shares

The following table summarizes information regarding performance share activity during the fiscal year ended September 30, 2014.

Performance Share Activity
	Year Ended September 30, 2014
	Number of Shares(a)	Weighted Average Grant- Date Fair Value
Non-vested and outstanding, beginning of year	295,973	$ 39.88
Granted	109,076	42.88
Vested	(84,849)	41.14
Cancelled/forfeited	(18,822)	40.47
Non-vested and outstanding, end of year	301,378	$ 40.57

(a)The number of common shares issued related to performance shares may range from zero to 200 percent of the number of shares shown in the table above based on our achievement of performance goals for total shareholder return relative to a selected peer group of companies.

The total fair value of the performance shares outstanding at September 30, 2014 for the shares expected to vest in the future was $11.6 million. The total intrinsic value of performance shares vested during the year ended September 30, 2014 was $2.2 million. No performance shares vested during the year ended September 30, 2013. The total intrinsic value of performance shares vested during the year ended September 30, 2012 was $3.3 million.

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

Fair Value Assumptions
Years Ended September 30,	2014	2013	2012
Expected stock-price volatility	19.10%	19.40%	27.80%
Dividend yield	3.93%	3.98%	3.97%
Weighted average grant-date fair value	$42.88	$39.73	$38.99

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

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

The following table summarizes information regarding performance unit activity during the fiscal year ended September 30, 2014.

Performance Unit Activity
Year Ended September 30, 2014
Number of Units
Non-vested and outstanding, beginning of year	11,582,556
Granted	4,658,648
Vested	(3,205,636)
Cancelled/forfeited	(766,647)
Non-vested and outstanding, end of year	12,268,921

The total fair value of performance units outstanding at September 30, 2014 for the units expected to vest in the future was $4.9 million. As of September 30, 2014, 2013 and 2012, we recorded a liability of $2.4 million, $4.9 million and $2.1 million, respectively, related to our performance units. This liability is recorded in “Deferred Credits—other”. During the fiscal year ended September 30, 2014, we paid $2.0 million in cash to settle performance unit awards. During fiscal year ended September 30, 2013, we did not make any cash payments to settle performance unit awards. During the fiscal year ended September 30, 2012, we paid $2.8 million in cash to settle performance unit awards.

We estimated the fair value of performance units using a Monte Carlo simulation model. The following table provides the year-end assumptions used to value our performance units:

Fair Value Assumptions
	September 30, 2014
	10/1/2013 Grant	10/1/2012 Grant
Expected stock-price volatility	18.1%	19.5%

Expected stock-price volatility is based on the daily historical volatility of our common shares for a period equal to the remaining term of the performance units.

Stock Options

The following table summarizes information regarding stock option activity during the fiscal year ended September 30, 2014.

Stock Option Activity

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at September 30, 2013	26,372	$31.34	4.01	$235
Granted	-	-	-	-
Exercised	(21,054)	31.34	-	232
Cancelled/forfeited	-	-	-	-
Outstanding at September 30, 2014	5,318	$31.34	2.00	$57
Exercisable at September 30, 2014	5,318	$31.34	2.00	$57

We received $0.7 million from the exercise of stock options during the year ended September 30, 2014. There were no stock options exercised during the year ended September 30, 2013 and no related tax benefits realized. We received $0.8 million from the exercise of stock options during the year ended 2012. The related tax benefits realized for the fiscal years ended September 30, 2014 and 2012 were $0.1 million and $0.1 million, respectively.

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

STOCK GRANTS TO DIRECTORS

Non-employee directors receive a portion of their annual retainer fee in the form of common stock through the Directors’ Stock Compensation Plan. Up to 270,000 shares of common stock may be awarded under the plan. Shares granted to directors were approximately 17,000, 16,600 and 11,900 for the fiscal years ended September 30, 2014, 2013 and 2012, respectively. For those years, the weighted average fair value of the stock on the grant dates was $40.06, $40.46, and $44.30, respectively. Shares awarded to the participants; (i) vest immediately and cannot be forfeited; (ii) may be sold or transferred and (iii) have voting and dividend rights. For each of the years ended September 30, 2014 and 2013, WGL recognized stock-based compensation expense related to stock grants of $0.7 million, net of related income tax benefits of $0.3 million. For the year ended September 30, 2012, WGL recognized stock-based compensation expense related to stock grants of $0.5 million, net of related income tax benefits of $0.2 million.

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

At both September 30, 2014 and 2013, Washington Gas recorded a liability of $8.5 million, on an undiscounted basis related to future environmental response costs, which included the estimated costs for four MGP sites. These estimates principally include the minimum liabilities associated with a range of environmental response costs expected to be incurred at the sites identified. At September 30, 2014 and 2013, Washington Gas estimated the maximum liability associated with all of its sites to be approximately $19.3 million and $20.5 million, respectively. The estimates were determined by Washington Gas’ environmental experts, based on experience in remediating MGP sites and advice from legal counsel and environmental consultants. The variation between the recorded and estimated maximum liability primarily results from differences in the number of years that will be required to perform environmental response processes at each site and the extent of remediation that may be required.

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

At both September 30, 2014 and 2013, Washington Gas reported a regulatory asset of $0.6 million, for the portion of environmental response costs that are expected to be recoverable in future rates.

We do not expect that the ultimate impact of these matters will have a material effect on our financial position, cash flows, capital expenditures, earnings or competitive position.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

NOTE 13. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

Minimum future rental payments under operating leases over the next five years and thereafter are as follows:

Minimum Payments Under Operating Leases
(In millions)
2015	$7.8
2016	6.3
2017	4.9
2018	4.3
2019	1.0
Thereafter	10.5
Total	$34.8

Rent expense totaled $5.5 million, $5.6 million and $5.2 million in fiscal years ended September 30, 2014, 2013 and 2012, respectively.

REGULATED UTILITY OPERATIONS

Natural Gas Contracts—Minimum Commitments

At September 30, 2014, Washington Gas had service agreements with four pipeline companies that provide direct service for firm transportation and/or storage services. These agreements, which have expiration dates ranging from fiscal years 2015 to 2032, require Washington Gas to pay fixed charges each month. Additionally, Washington Gas had agreements for other pipeline and peaking services with expiration dates ranging from 2015 to 2032. These agreements were entered into based on current estimates of growth of the Washington Gas system, together with other factors, such as current expectations of the timing and extent of unbundling initiatives in the Washington Gas service territory.

The following table summarizes the minimum contractual payments that Washington Gas will make under its pipeline transportation, storage and peaking contracts, as well as minimum contractual payments to purchase natural gas at prices based on market conditions during the next five fiscal years and thereafter. The gas purchase contracts noted below represent commitments to purchase natural gas based on market conditions at the time the natural gas is purchased.

Washington Gas Contract Minimums
(In millions)	Pipeline Contracts(a)	Gas Purchase Commitments(b)
2015	$ 195.4	$ 280.0
2016	224.7	288.9
2017	217.7	336.7
2018	211.1	323.2
2019	201.3	303.5
Thereafter	1,205.3	2,990.2
Total	$ 2,255.5	$ 4,522.5

(a) Represents minimum payments for natural gas transportation, storage and peaking contracts that have expiration dates through fiscal year 2032.

(b) The contracts referenced above are estimated based on market prices at September 30, 2014.

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

Regulatory Contingencies

Certain legal and administrative proceedings incidental to our business, including regulatory contingencies, involve WGL and/or its subsidiaries. In our opinion, we have recorded an adequate provision for probable losses or refunds to customers for regulatory contingencies related to these proceedings.

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

WGL Midstream enters into contracts to acquire, invest in, manage and optimize natural gas storage and transportation assets. Gas purchase commitments increased during fiscal year 2014 due to purchase commitments related to investment pipeline infrastructure.

The following table summarizes the minimum commitments and contractual obligations of WGEServices and WGL Midstream for the next five fiscal years and thereafter:

Contract Minimums
	WGEServices			WGL Midstream
(In millions)	Gas Purchase Commitments(a)	Pipeline Contracts(b)	Electric Purchase Commitments(c)	Gas Purchase Commitments(d)	Pipeline Contracts(e)	Total
2015	$167.5	$2.4	$359.4	$29.2	$15.3	$573.8
2016	49.2	0.6	171.7	24.4	19.4	265.3
2017	13.8	0.6	65.0	80.2	17.7	177.3
2018	0.6	0.6	3.6	906.0	26.5	937.3
2019	-	0.6	-	933.4	24.6	958.6
Thereafter	-	1.3	-	13,479.8	260.9	13,742.0
Total	$231.1	$6.1	$599.7	$15,453.0	$364.4	$16,654.3

(a)Represents fixed price commitments with city gate equivalent deliveries.

(b)Represents minimum payments for natural gas transportation, storage and peaking contracts that have expiration dates through fiscal year 2025.

(c)Represents electric purchase commitments that are based on existing fixed price and fixed volume contracts. Includes $15.3 million of commitments related to renewable energy credits.

(d) Includes short-term commitments to purchase fixed volumes of natural gas, as well as long-term gas purchase commitments that contain fixed volume purchase requirements. Cost estimates are based on forward market prices for purchases under these purchase commitments.

(e) Represents minimum payments for natural gas transportation, storage and peaking contracts that have expiration dates through fiscal year 2044.

Construction Project Financing

To fund certain of its construction projects, Washington Gas enters into financing arrangements with third party lenders. As part of these financing arrangements, Washington Gas’ customers agree to make principal and interest payments over a period of time, typically beginning after the projects are completed. Washington Gas assigns these customer payment streams to the lender. As the lender funds the construction project, Washington Gas establishes a receivable representing its customers’ obligations to remit principal and interest and a long-term payable to the lender. When these projects are formally “accepted” by the customer as completed, Washington Gas transfers the ownership of the receivable to the lender and removes both the receivable and the long-term financing from its financial statements. As of September 30, 2014 and 2013, work on these construction projects that was not completed or accepted by customers was valued at $8.3 million and $6.7 million, respectively, that are recorded on the balance sheet as a receivable in “Deferred Charges and Other Assets—Other” with the corresponding long-term obligation to the lender in “Long-term debt.” At any time before these contracts are accepted by the customer, should there be a contract default, such as, among other things, a delay in completing the project, the lender may call on Washington Gas to fund the unpaid principal in exchange for which Washington Gas would receive the right to the stream of payments from the customer. Construction projects are financed primarily for government agencies, which Washington Gas considers to have minimal credit risk. Based on this assessment and previous collection experience, Washington Gas did not record a corresponding reserve for bad debts related to these receivables at September 30, 2014 or September 30, 2013.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

Financial Guarantees

WGL has guaranteed payments primarily for certain purchases of natural gas and electricity on behalf of WGEServices and for certain purchase commitments on behalf of WGL Midstream. At September 30, 2014, these guarantees totaled $227.3 million and $276.5 million for WGEServices and WGL Midstream, respectively. At September 30, 2014, the guarantees relating to WGESystems totaled $6.0 million. The amount of such guarantees is periodically adjusted to reflect changes in the level of financial exposure related to these purchase commitments. For all of our financial guarantees, WGL may cancel any or all future obligations upon written notice to the counterparty, but WGL would continue to be responsible for the obligations created under the guarantees prior to the effective date of the cancellation. WGL also has guaranteed payments for certain of our other external partners. At September 30, 2014, these guarantees totaled $18.7 million. At September 30, 2014, WGL’s guarantees for all its subsidiaries and external partners totaled $528.5 million. The fair value of these guarantees was insignificant at September 30, 2014.

Legal Matters

WGL has been cooperating with a Department of Justice (“the Department”) investigation of some of the federal contracting activities of one of its non-utility subsidiaries, WGESystems. The Department’s investigation concerned certain American Recovery and Reinvestment Act projects bid out by the General Services Administration in 2010, in which WGESystems participated as a subcontractor to an 8(a) prime contractor under the Small Business Administration’s 8(a) Business Development Program. As discussed in more detail in Note 20—Subsequent Events, on November 18, 2014, WGESystems entered into a deferred prosecution agreement with the Department, which will resolve the investigation.

We accrued approximately $2.6 million, representing the fine and monetary penalty to be paid to the Department in connection with this matter, in the fourth quarter of 2014.

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

All physically and financially settled contracts under our asset optimization program are reported on a net basis in the statements of income in “Utility cost of gas.” Total net margins recorded to “Utility cost of gas” after sharing and management fees associated with all asset optimization transactions for the fiscal year ended September 30, 2014 was a net loss of $35.4 million including an unrealized loss of $66.2 million. During the fiscal year ended September 30, 2013 we recorded a net loss of $33.2 million including an unrealized loss of $45.4 million. During the fiscal year ended September 30, 2012 we recorded a net gain of $28.3 million including an unrealized gain of $15.9 million.

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

Non-Utility Operations

Managing Price Risk. WGEServices enters into certain derivative contracts as part of managing the price risk associated with the sale and purchase of natural gas and electricity. WGL Midstream enters into derivative contracts for the purpose of optimizing its storage and transportation capacity as well as managing the transportation and storage assets on behalf of third parties. As the storage and transportation capacities utilized by WGL Midstream are not considered to be derivative instruments, they are not recorded at fair value on our consolidated balance sheets. Washington Gas Resources has warrants to purchase stock from certain of its solar investments that are accounted for as derivative instruments. Derivative instruments are recorded at fair value on our consolidated balance sheets. WGEServices, WGL Midstream and Washington Gas Resources do not designate these derivatives as hedges under ASC Topic 815; therefore, changes in the fair value of these derivative instruments are reflected in the earnings of our non-utility operations and may cause significant period-to-period volatility in earnings.

Managing Interest-Rate Risk. WGL utilizes derivative instruments that are designed to minimize the risk of interest-rate volatility associated with future debt issuances. During September 2014, WGL entered into interest rate swaps associated with an expected $150 million debt issuance. WGL elected cash flow hedge accounting for its interest rate derivative instruments. Therefore, the effective portion of the gains and losses on the hedge are recorded within other comprehensive income and are expected to be amortized over the life of the debt (through 2044). The amount of ineffectiveness recorded to earnings for the period from the cash flow hedge was $0.2 million.

Consolidated Operations

Reflected in the tables below is information for WGL as well as Washington Gas. The information for WGL includes derivative instruments for both utility and non-utility operations.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

At September 30, 2014 and 2013, respectively, the absolute notional amounts of our derivatives are as follows:

Absolute Notional Amounts
of Open Positions on Derivative Instruments
September 30, 2014	Notional Amounts
Derivative transactions	WGL Holdings	Washington Gas
Natural Gas (In millions of therms)
Asset Optimization	20,593.3	13,740.9
Retail sales	44.7	-
Other risk-management activities	1,641.3	1,398.2
Electricity (In millions of kWhs)
Retail sales	3,831.4	-
Other risk-management activities	16,734.1	-
Warrants (In millions of shares)	4.6	-
Interest Rate Swaps (In millions of dollars)	150.0	-

Absolute Notional Amounts
of Open Positions on Derivative Instruments
September 30, 2013	Notional Amounts
Derivative transactions	WGL Holdings	Washington Gas
Natural Gas (In millions of therms)
Asset Optimization	13,289.6	11,115.8
Retail sales	98.9	-
Other risk-management activities	1,803.6	1,455.7
Electricity (In millions of kWhs)
Retail sales	4,790.2	-
Other risk-management activities	17,647.9	-
Warrants (In millions of shares)	4.6	-
Interest Rate Swaps (In millions of dollars)(a)	75.0	75.0

(a)	The fair value of our interest rate swaps was minimal at September 30, 2013.

As of September 30, 2014, the increase in volume of asset optimization related derivatives is primarily the result of new long-term gas purchase contracts for WGL Midstream.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

The following tables present the balance sheet classification for all derivative instruments as of September 30, 2014 and 2013.

WGL Holdings, Inc.
Balance Sheet Classification of Derivative Instruments

(In millions)	Derivative Instruments Not Designated as Hedging Instruments		Derivative Instruments Designated as Hedging Instruments

As of September 30, 2014	Gross Derivative Assets	Gross Derivative Liabilities	Gross Derivative Assets	Gross Derivative Liabilities	Netting of Collateral	Total(a)

Current Assets—Derivatives	$20.8	$(2.5)	$-	$-	$-	$18.3
Deferred Charges and Other Assets—Derivatives	18.7	-	-	-	-	18.7
Current Liabilities—Derivatives	15.4	(70.3)	-	(1.7)	8.0	(48.6)
Deferred Credits—Derivatives	17.7	(316.4)	-	-	4.0	(294.7)

Total	$72.6	$(389.2)	$-	$(1.7)	$12.0	$(306.3)

As of September 30, 2013

Current Assets—Derivatives	$57.3	$(19.3)	$-	$-	$(2.7)	$35.3
Deferred Charges and Other Assets—Derivatives	57.4	(31.1)	-	-	-	26.3
Accounts Payable and Other Accrued Liabilities	1.5	-	-	-	-	1.5
Current Liabilities—Derivatives	4.1	(53.4)	-	-	0.9	(48.4)
Deferred Credits—Derivatives	-	(144.0)	-	-	2.7	(141.3)

Total	$120.3	$(247.8)	$-	$-	$0.9	$(126.6)

Washington Gas Light Company
Balance Sheet Classification of Derivative Instruments(b)

(In millions)

As of September 30, 2014			Gross Derivative Assets	Gross Derivative Liabilities	Netting of Collateral	Total(a)

Current Assets—Derivatives			$3.9	$-	$-	$3.9
Deferred Charges and Other Assets—Derivatives			9.5	-	-	9.5
Current Liabilities—Derivatives			8.6	(43.2)	0.7	(33.9)
Deferred Credits—Derivatives			4.2	(265.2)	0.2	(260.8)

Total			$26.2	$(308.4)	$0.9	$(281.3)

As of September 30, 2013

Current Assets—Derivatives			$19.3	$(12.3)	$(2.7)	$4.3
Deferred Charges and Other Assets—Derivatives			47.2	(31.1)	-	16.1
Current Liabilities—Derivatives			1.5	(26.2)	-	(24.7)
Deferred Credits—Derivatives			-	(106.1)	-	(106.1)

Total			$68.0	$(175.7)	$(2.7)	$(110.4)

(a) WGL has elected to offset the fair value of recognized derivative instruments against the right to reclaim or the obligation to return collateral for derivative instruments executed under the same master netting arrangement in accordance with ASC 815. All recognized derivative contracts and associated financial collateral subject to a master netting arrangement or similar that is eligible for offset under ASC 815 have been presented net in the balance sheet.

(b) Washington Gas did not have any derivative instruments outstanding that were designated as hedging instruments at September 30, 2014, or 2013.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

The following tables present all gains and losses associated with derivative instruments for the years ended September 30, 2014, 2013 and 2012.

WGL Holdings, Inc. Gains and Losses on Derivative Instruments

(In millions)

Fiscal Year Ended September 30,	2014	2013	2012

Recorded to income
Operating revenues—non-utility	$(47.9)	$(9.9)	$19.2
Utility cost of gas	(87.3)	(45.9)	22.3
Non-utility cost of energy-related sales	36.2	(2.4)	(34.2)
Other income-net	(1.1)	0.2	0.9
Interest expense	(0.2)	-	-
Recorded to regulatory assets
Gas costs	(143.3)	(115.1)	42.2
Other	0.2	-	-
Recorded to other comprehensive income(a)	(1.5)	-	-

Total	$(244.9)	$(173.1)	$50.4

(a)This pre-tax unrealized gain represents the effective portion of our cash flow hedge. Upon settlement of the hedge, the realized gain or loss, to the extent effective, will be amortized as an adjustment to the interest expense. We expect this amortization to be minimal for fiscal 2015.
Washington Gas Gains and Losses on Derivative Instruments

(In millions)

Fiscal Year Ended September 30,	2014	2013	2012

Recorded to income
Utility cost of gas	$(87.3)	$(45.9)	$22.3
Recorded to regulatory assets
Gas costs	(143.3)	(115.1)	42.2
Other	0.2	-	-

Total	$(230.4)	$(161.0)	$64.5

Collateral

WGL utilizes standardized master netting agreements, which facilitate the netting of cash flows into a single net exposure for a given counterparty. As part of these master netting agreements, cash, letters of credit and parental guarantees may be required to be posted or obtained from counterparties in order to mitigate credit risk related to both derivatives and non-derivative positions. Under WGL’s offsetting policy, collateral balances are offset against the related counterparties’ derivative positions to the extent the application would not result in the over-collateralization of those derivative positions on the balance sheet. At September 30, 2014, Washington Gas, WGEServices and WGL Midstream posted $8.2 million, $5.7 million and $11.4 million, respectively, of collateral deposits with counterparties that were not offset against open and settled derivative contracts. At September 30, 2013, Washington Gas, WGEServices and WGL Midstream posted $3.0 million, $12.1 million and $8.1 million, respectively, of collateral deposits with counterparties that were not offset against open and settled derivative contracts. In addition, at September 30, 2014 and 2013, Washington Gas held $2.5 million and $4.6 million of cash collateral, respectively, representing an obligation to counterparties that was not offset against open and settled derivative contracts. Any collateral posted that is not offset against open and settled derivative contracts is included in “Other prepayments” in the accompanying balance sheet. Collateral received and not offset against open and settled derivative contracts is included in “Customer deposits and advance payments” in the accompanying balance sheet.

Certain derivative instruments of Washington Gas, WGEServices and WGL Midstream contain contract provisions that require collateral to be posted if the credit rating of Washington Gas or WGL falls below certain levels or if counterparty exposure to WGEServices or WGL Midstream exceeds a certain level. Due to counterparty exposure levels, at September 30, 2014, WGEServices posted $5.3 million of collateral related to its derivative liabilities that contained credit-related contingent features. At September 30, 2013, WGEServices posted $3.6 million of collateral related to these aforementioned derivative liabilities. Washington Gas and WGL Midstream were not required to post any collateral related to its derivative liabilities that contained credit-related contingent features at September 30, 2014 and 2013. The following table shows the aggregate fair value of all derivative instruments with credit-related contingent features that are in a liability position, as well as the maximum amount of collateral that would be required if the most intrusive credit-risk-related contingent features underlying these agreements were triggered on September 30, 2014 and 2013, respectively.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

Potential Collateral Requirements for Derivative Liabilities
with Credit-risk-Contingent Features
(In millions)	WGL Holdings, Inc.	Washington Gas
September 30, 2014
Derivative liabilities with credit-risk-contingent features	$28.8	$20.6
Maximum potential collateral requirements	16.5	16.1

September 30, 2013
Derivative liabilities with credit-risk-contingent features	$77.0	$44.7
Maximum potential collateral requirements	33.6	1.7

Washington Gas, WGEServices and WGL Midstream do not enter into derivative contracts for speculative purposes.

Concentration of Credit Risk

We are exposed to credit risk from derivative instruments with wholesale counterparties which is represented by the fair value of these instruments at the reporting date. We actively monitor and work to minimize counterparty concentration risk through various practices. At September 30, 2014, three counterparties each represented over 10% of Washington Gas’ credit exposure to wholesale derivative counterparties for a total credit risk of $16.7 million; two counterparties represented over 10% of WGEServices’ credit exposure to wholesale derivative counterparties for a total credit risk of $4.1 million; and three counterparties each represented over 10% of WGL Midstream’s credit exposure to wholesale counterparties for a total credit risk of $13.6 million.

WEATHER-RELATED INSTRUMENTS

Washington Gas did not use any weather-related instruments during the year ended September 30, 2014. During the fiscal years ended September 30, 2013 and 2012, Washington Gas used HDD weather–related instruments to manage its financial exposure to variations from normal weather in the District of Columbia. Under these contracts, Washington Gas purchased protection against net revenue shortfalls due to warmer-than-normal weather and sold to its counterparty the right to receive the benefit when weather is colder than normal. Washington Gas elected to value all weather-related instruments at fair value.

Gains and losses associated with Washington Gas’ weather-related instruments are recorded to “Operation and maintenance” expense. During the years ended September 30, 2013 and 2012, Washington Gas recorded a pre-tax net gain of $0.8 million and $7.9 million respectively, related to weather derivatives.

WGEServices utilizes weather-related instruments for managing the financial effects of weather risks. These instruments cover a portion of WGEServices’ estimated revenue or energy-related cost exposure to variations in heating or cooling degree days. These contracts provide for payment to WGEServices of a fixed-dollar amount for every degree day over or under specific levels during the calculation period depending upon the type of contract executed. During the years ended September 30, 2014, 2013 and 2012, WGEServices recorded a pre-tax gain of $3.4 million, a pre-tax loss of $0.8 million and a pre-tax gain of $11.8 million, respectively, related to these instruments.

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

Level 2.  Level 2 of the fair value hierarchy consists of assets or liabilities that are valued using directly or indirectly observable inputs either corroborated with market data or based on exchange traded market data. Level 2 includes fair values based on industry-standard valuation techniques that consider various assumptions: (i) quoted forward prices, including the use of mid-market pricing within a bid/ask spread; (ii) discount rates; (iii) implied volatility and (iv) other economic factors. Substantially all of these assumptions are observable throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the relevant market. At September 30, 2014 and 2013, Level 2 financial assets and liabilities included energy-related derivatives such as financial contracts, options and physical forward contracts for deliveries at active market locations.

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

At September 30, 2014 and 2013, Level 3 derivative assets and liabilities included: (i) physical contracts valued at illiquid market locations with no observable market data; (ii) long-dated positions where observable pricing is not available over the life of the contract; (iii) contracts valued using historical spot price volatility assumptions; (iv) valuations using indicative broker quotes for inactive market locations and (v) non-publicly traded stock warrants.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

The following tables set forth financial instruments recorded at fair value as of September 30, 2014 and 2013, respectively. A financial instrument’s classification within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy.

WGL Holdings, Inc.
Fair Value Measurements Under the Fair Value Hierarchy

(In millions)	Level 1	Level 2	Level 3	Total

At September 30, 2014

Assets
Natural gas related derivatives	$-	$22.7	$33.7	$56.4
Electricity related derivatives	-	0.3	15.9	16.2

Total Assets	$-	$23.0	$49.6	$72.6

Liabilities
Natural gas related derivatives	$-	$(39.8)	$(328.4)	$(368.2)
Electricity related derivatives	-	(0.1)	(20.9)	(21.0)
Interest rate derivatives	-	(1.7)	-	(1.7)

Total Liabilities	$-	$(41.6)	$(349.3)	$(390.9)

At September 30, 2013

Assets
Natural gas related derivatives	$-	$72.3	$21.5	$93.8
Electricity related derivatives	-	-	25.4	25.4
Warrants	-	-	1.1	1.1

Total Assets	$-	$72.3	$48.0	$120.3

Liabilities
Natural gas related derivatives	$-	$(41.1)	$(176.7)	$(217.8)
Electricity related derivatives	-	(7.0)	(23.0)	(30.0)

Total Liabilities	$-	$(48.1)	$(199.7)	$(247.8)

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

Washington Gas Light Company
Fair Value Measurements Under the Fair Value Hierarchy

(In millions)	Level 1		Level 2	Level 3	Total

At September 30, 2014

Assets
Natural gas related derivatives	$	- $	13.5 $	12.7 $	26.2

Total Assets	$	- $	13.5 $	12.7 $	26.2

Liabilities
Natural gas related derivatives	$	- $	(25.1)$	(283.3)$	(308.4)

Total Liabilities	$	- $	(25.1)$	(283.3)$	(308.4)

At September 30, 2013

Assets
Natural gas related derivatives	$	- $	51.0 $	17.0 $	68.0

Total Assets	$	- $	51.0 $	17.0 $	68.0

Liabilities
Natural gas related derivatives	$	- $	(25.1)$	(150.6)$	(175.7)

Total Liabilities	$	- $	(25.1)$	(150.6)$	(175.7)

The following table includes quantitative information about the significant unobservable inputs used in the fair value measurement of our Level 3 financial instruments and the respective fair values of the net derivative asset and liability positions, by contract type, as of September 30, 2014 and 2013.

Quantitative Information about Level 3 Fair Value Measurements
(In millions)	Net Fair Value September 30, 2014	Valuation Techniques	Unobservable Inputs	Range
WGL Holdings, Inc.	(In millions)
		Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($2.101) -	$6.154
Natural gas related derivatives	($294.7)	Option Model	Natural Gas Basis Price (per dekatherm)	($1.675) -	$6.154
			Annualized Volatility of Spot Market Natural Gas	30.9% -	589.6%
Electricity related derivatives	($5.0)	Discounted Cash Flow	Electricity Congestion Price (per megawatt hour)	($2.85) -	$90.95
Washington Gas Light Company
Natural gas related derivatives	($270.6)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($2.101) -	$6.154

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

Quantitative Information about Level 3 Fair Value Measurements
(In millions)	Net Fair Value September 30, 2013	Valuation Techniques	Unobservable Inputs	Range
WGL Holdings, Inc.	(In millions)
Natural gas related derivatives	($155.2)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($1.780) -	$2.205
		Option Model	Natural Gas Basis Price (per dekatherm)	($0.181) -	$0.628
			Annualized Volatility of Spot Market Natural Gas	34.6% -	276.6%
Electricity related derivatives	$2.4	Discounted Cash Flow	Electricity Congestion Price (per megawatt hour)	($1.995) -	$64.150
Washington Gas Light Company
Natural gas related derivatives	($133.6)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($1.780) -	$2.205
		Option Model	Natural Gas Basis Price (per dekatherm)	$0.024 -	$0.628
			Annualized Volatility of Spot Market Natural Gas	46.8% -	276.6%

The following tables are a summary of the changes in the fair value of our derivative instruments that are measured at net fair value on a recurring basis in accordance with ASC Topic 820 using significant Level 3 inputs during the years ended September 30, 2014 and 2013, respectively.

WGL Holdings, Inc. Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs

(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Fiscal Year Ended September 30, 2014
Balance at October 1, 2013	$(155.2)	$2.4	$-	$1.1	$(151.7)
Realized and unrealized gains (losses)
Recorded to income	(72.6)	(5.7)	-	(1.1)	(79.4)
Recorded to regulatory assets - gas costs	(113.6)	-	-	-	(113.6)
Transfers out of Level 3	1.7	-	-	-	1.7
Purchases	-	5.2	-	-	5.2
Settlements	45.0	(6.9)	-	-	38.1

Balance at September 30, 2014	$(294.7)	$(5.0)	$-	$-	$(299.7)

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

WGL Holdings, Inc. Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs

(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total

Fiscal Year Ended September 30, 2013

Balance at October 1, 2012	$39.6	$2.8	$(0.5)	$0.9	$42.8
Realized and unrealized gains (losses)
Recorded to income	(72.4)	(23.8)	1.2	0.2	(94.8)
Recorded to regulatory assets - gas costs	(115.3)	-	-	-	(115.3)
Transfers out of Level 3	(17.4)	-	(0.7)	-	(18.1)
Purchases	-	5.7	-	-	5.7
Settlements	10.3	17.7	-	-	28.0

Balance at September 30, 2013	$(155.2)	$2.4	$-	$1.1	$(151.7)

Washington Gas Light Company Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs

(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total

Fiscal Year Ended September 30, 2014

Balance at October 1, 2013	$(133.6)	$-	$-	$-	$(133.6)
Realized and unrealized gains (losses)
Recorded to income	(69.4)	-	-	-	(69.4)
Recorded to regulatory assets - gas costs	(113.6)	-	-	-	(113.6)
Transfers out of Level 3	1.7	-	-	-	1.7
Settlements	44.3	-	-	-	44.3

Balance at September 30, 2014	$(270.6)	$-	$-	$-	$(270.6)

Washington Gas Light Company Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs

(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total

Fiscal Year Ended September 30, 2013

Balance at October 1, 2012	$35.6	$-	$(0.5)	$-	$35.1
Realized and unrealized gains (losses)
Recorded to income	(45.9)	-	1.2	-	(44.7)
Recorded to regulatory assets - gas costs	(115.3)	-	-	-	(115.3)
Transfers out of Level 3	(17.4)	-	(0.7)	-	(18.1)
Settlements	9.4	-	-	-	9.4

Balance at September 30, 2013	$(133.6)	$-	$-	$-	$(133.6)

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

Transfers between different levels of the fair value hierarchy may occur based on the level of observable inputs used to value the instruments from period to period. It is our policy to show both transfers into and out of the different levels of the fair value hierarchy at the fair value as of the beginning of the reporting period. For WGL and Washington Gas net derivative assets transferred out of Level 3 during the fiscal year ended September 30, 2014 reflected an increase in the observable market inputs used to value those instruments.

The table below sets forth the line items on the statements of income to which amounts are recorded for the fiscal years ended September 30, 2014, 2013 and 2012, related to fair value measurements using significant level 3 inputs.

WGL Holdings, Inc. Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
Fiscal Year Ended September 30, 2014

(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Operating revenues—non-utility	$(2.3)	$(22.1)	$-	$-	$(24.4)
Utility cost of gas	(69.4)	-	-	-	(69.4)
Other income-net	-	-	-	(1.1)	(1.1)
Non-utility cost of energy-related sales	(0.9)	16.4	-	-	15.5
Total	$(72.6)	$(5.7)	$-	$(1.1)	$(79.4)
WGL Holdings, Inc. Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
Fiscal Year Ended September 30, 2013

(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Operating revenues—non-utility	$(27.0)	$(9.1)	$-	$-	$(36.1)
Utility cost of gas	(45.8)	-	-	-	(45.8)
Other income-net	-	-	-	0.2	0.2
Non-utility cost of energy-related sales	0.4	(14.7)	-	-	(14.3)
Operation and maintenance expense	-	-	1.2	-	1.2
Total	$(72.4)	$(23.8)	$1.2	$0.2	$(94.8)

WGL Holdings, Inc. Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
Fiscal Year Ended September 30, 2012

(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Operating revenues—non-utility	$3.0	$(14.2)	$-	$-	$(11.2)
Utility cost of gas	14.3	-	-	-	14.3
Other income-net	-	-	-	0.9	0.9
Non-utility cost of energy-related sales	4.8	(33.5)	-	-	(28.7)
Operation and maintenance expense	-	-	7.9	-	7.9
Total	$22.1	$(47.7)	$7.9	$0.9	$(16.8)

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

Washington Gas Light Company Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements

Fiscal Year Ended September 30, 2014

(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total

Utility cost of gas	$(69.4)	$-	$-	$-	$(69.4)

Total	$(69.4)	$-	$-	$-	$(69.4)

Washington Gas Light Company Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements

Fiscal Year Ended September 30, 2013

(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total

Utility cost of gas	$(45.9)	$-	$-	$-	$(45.9)
Operation and maintenance expense	-	-	1.2	-	1.2

Total	$(45.9)	$-	$1.2	$-	$(44.7)

Washington Gas Light Company Realized and Unrealized Gains (Losses) Recorded for Level 3 Measurements

Fiscal Year Ended September 30, 2012

(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total

Utility cost of gas	$14.3	$-	$-	$-	$14.3
Operation and maintenance expense	-	-	7.9	-	7.9

Total	$14.3	$-	$7.9	$-	$22.2

Unrealized gains (losses) for the fiscal years ended September 30, 2014, September 30, 2013 and September 30, 2012 attributable to derivative assets and liabilities measured using significant Level 3 inputs were recorded as follows, respectively:

WGL Holdings, Inc. Unrealized Gains (Losses) Recorded for Level 3 Measurements

Fiscal Year Ended September 30, 2014

(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total

Recorded to income
Operating revenues—non-utility	$(5.0)	$(33.8)	$-	$-	$(38.8)
Utility cost of gas	(60.6)	-	-	-	(60.6)
Non-utility cost of energy-related sales	3.7	30.0	-	-	33.7
Other income-net	-	-	-	(1.1)	(1.1)
Recorded to regulatory assets—gas costs	(109.9)	-	-	-	(109.9)

Total	$(171.8)	$(3.8)	$-	$(1.1)	$(176.7)

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

WGL Holdings, Inc.

Unrealized Gains (Losses) Recorded for Level 3 Measurements

Fiscal Year Ended September 30, 2013

(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Recorded to income
Operating revenues—non-utility	$(25.3)	$6.6	$-	$-	$(18.7)
Utility cost of gas	(44.3)	-	-	-	(44.3)
Non-utility cost of energy-related sales	0.2	(1.1)	-	-	(0.9)
Other income-net	-	-	-	0.2	0.2
Recorded to regulatory assets—gas costs	(111.6)	-	-	-	(111.6)
Total	$(181.0)	$5.5	$-	$0.2	$(175.3)
WGL Holdings, Inc. Unrealized Gains (Losses) Recorded for Level 3 Measurements
Fiscal Year Ended September 30, 2012

(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Derivatives	Warrants	Total
Recorded to income
Operating revenues—non-utility	$4.3	$4.8	$-	$-	$9.1
Utility cost of gas	13.8	-	-	-	13.8
Non-utility cost of energy-related sales	0.8	14.0	-	-	14.8
Other income-net	-	-	-	0.9	0.9
Operation and maintenance expense	-	-	0.2	-	0.2
Recorded to regulatory assets—gas costs	23.2	-	-	-	23.2
Total	$42.1	$18.8	$0.2	$0.9	$62.0

Washington Gas Light Company

Unrealized Gains (Losses) Recorded for Level 3 Measurements

Fiscal Year Ended September 30, 2014

(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Recorded to income
Utility cost of gas	$(60.6)	$-	$-	$-	$(60.6)
Recorded to regulatory assets—gas costs	(109.9)	-	-	-	(109.9)
Total	$(170.5)	$-	$-	$-	$(170.5)
Washington Gas Light Company Unrealized Gains (Losses) Recorded for Level 3 Measurements

Fiscal Year Ended September 30, 2013

(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total

Recorded to income
Utility cost of gas	$(44.3)	$-	$-	$-	$(44.3)
Recorded to regulatory assets—gas costs	(111.6)	-	-	-	(111.6)

Total	$(155.9)	$-	$-	$-	$(155.9)

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

Washington Gas Light Company Unrealized Gains (Losses) Recorded for Level 3 Measurements

Fiscal Years Ended September 30, 2012

(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total

Recorded to income
Utility cost of gas	$13.8	$-	$-	$-	$13.8
Operation and maintenance expense	-	-	0.2	-	0.2
Recorded to regulatory assets—gas costs	23.2	-	-	-	23.2

Total	$37.0	$-	$0.2	$-	$37.2

The following table presents the carrying amounts and estimated fair values of our financial instruments at September 30, 2014 and 2013.

WGL Holdings, Inc.

Fair Value of Financial Instruments

At September 30,	2014		2013

(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Money market funds (a)	$9.7	$9.7	$6.5	$6.5
Other short- term investments(a)	$-	$-	$0.1	$0.1
Commercial paper (b)	$453.5	$453.5	$373.1	$373.1
Long-term debt(c)	$679.2	$809.3	$524.1	$630.2

Washington Gas Light Company

Fair Value of Financial Instruments

At September 30,	2014		2013

(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Money market funds (a)	$4.3	$4.3	$3.1	$3.1
Other short- term investments(a)	$-	$-	$0.1	$0.1
Commercial paper (b)	$89.0	$89.0	$124.5	$124.5
Long-term debt(c)	$679.2	$809.3	$524.1	$630.2

(a) Balance located in cash and cash equivalents in the accompanying balance sheets. These amounts may be offset by outstanding checks.

(b) Balance is located in notes payable in the accompanying balance sheets.

(c) Less current maturities and unamortized discounts.

Our money market funds are Level 1 valuations and their carrying amount approximates fair value. Other short-term investments are primarily overnight investment accounts; therefore, their carrying amount approximates fair value based on Level 2 inputs. The maturity of our commercial paper outstanding at both September 30, 2014 and 2013 is under 30 days. Due to the short term nature of these notes, the carrying cost of our commercial paper approximates fair value using Level 2 inputs. Washington Gas’ long-term debt is not actively traded. The fair value of long-term debt was estimated based on the quoted market prices of the U.S. Treasury issues having a similar term to maturity, adjusted for Washington Gas’ credit quality. Our long-term debt fair value measurement is classified as Level 3.

Non Recurring Basis

During the fiscal year ended September 30, 2014, Washington Gas recorded an impairment of its previous operations center by reducing the carrying amount of $22.3 million down to its fair value of $21.5 million, resulting in an impairment charge of $0.8 million based on the progress made towards selling the facility. During the fiscal year ended September 30, 2013, Washington Gas recorded an impairment of this facility by reducing the carrying amount of $24.9 million down to its fair value of $22.3 million, resulting in an impairment charge of $2.6 million based on the progress made towards selling the facility. During the fiscal year ended September 30, 2012, Washington Gas recorded an impairment of this facility by reducing the carrying amount of $29.9 million down to its fair value of $24.9 million, resulting in an impairment charge of $5.0 million. The fair value of this facility is a Level 3 measurement. At September 30, 2012, the facility was valued using the discounted cash value model that incorporated the anticipated sale proceeds indicated through a comparable analysis, incorporating expected market trends, and the estimated costs to carry the asset until a sale is completed. The current fiscal year valuation is based on the progress in the efforts to sell the property.

On July 7, 2014, the SCC of VA disallowed full recovery of carrying costs related to an abandoned LNG storage facility. As a result, Washington Gas recorded an impairment charge of $1.9 million. During the fiscal year ended September 30, 2013, Washington Gas recorded an impairment charge of $0.5 million to the abandoned LNG storage facility.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

NOTE 16. OPERATING SEGMENT REPORTING

We have four reportable operating segments: regulated utility, retail energy-marketing, commercial energy systems and midstream energy services. The division of these segments into separate revenue generating components is based upon regulation, products and services. Our chief operating decision maker is our Chief Executive Officer. While net income or loss applicable to common stock is the primary criterion for measuring a segment’s performance, we also evaluate our operating segments based on other relevant factors, such as penetration into their respective markets and return on equity. Our four segments are summarized below.

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

Activities and transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our four operating segments, are aggregated as “Other Activities” and included as part of non-utility operations in the Operating Segment Financial Information presented below. Administrative and business development activity costs associated with the WGL and Washington Gas Resources are included in this segment.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

The following tables present operating segment information for the fiscal years ended September 30, 2014, 2013 and 2012.

Operating Segment Financial Information
		Non-Utility Operations
(In thousands)	Regulated Utility	Retail Energy- Marketing	Commercial Energy Systems	Midstream Energy Services	Other Activities	Eliminations (b)	Consolidated
Year Ended September 30, 2014
Operating Revenues (a)	$1,443,800	$1,310,279	$40,679	$16,555	$-	$(30,366)	$2,780,947
Operating Expenses:
Cost of Energy-Related Sales	726,879	1,238,970	20,348	-	-	(30,613)	1,955,584
Operation	234,391	43,750	10,419	8,517	11,749	75	308,901
Maintenance	56,972	-	-	-	-	-	56,972
Depreciation and Amortization	104,064	756	6,178	124	-	(350)	110,772
General Taxes and Other Assessments:
Revenue Taxes	84,287	8,276	5	-	-	-	92,568
Other	53,402	4,615	253	274	84	-	58,628
Total Operating Expenses	$1,259,995	$1,296,367	$37,203	$8,915	$11,833	$(30,888)	$2,583,425
Operating Income (Loss)	183,805	13,912	3,476	7,640	(11,833)	522	197,522
Equity in Earnings of Unconsolidated Affiliates	-	1	1,953	771	469	-	3,194
Other Income (Expense)—Net	863	103	1,007	(239)	(198)	-	1,536
Interest Expense	37,127	10	-	-	601	-	37,738
Dividends on Washington Gas Preferred Stock	1,320	-	-	-	-	-	1,320
Income Tax Expense	48,181	5,764	1,019	1,969	111	210	57,254
Net Income (Loss) Applicable to Common Stock	$98,040	$8,242	$5,417	$6,203	$(12,274)	$312	$105,940
Total Assets at September 30, 2014	$3,979,522	$389,700	$521,570	$211,824	$369,816	$(615,933)	$4,856,499
Capital Expenditures	$286,323	$76	$108,363	$-	$-	$-	$394,762
Equity Method Investments at September 30, 2014	$-	$-	$66,810	$28,076	$16	$-	$94,902

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

(b)Intersegment eliminations net income includes a timing difference between Commercial Energy Systems’ recognition of revenue for the sale of Solar Renewable Energy Credits (SRECs) to Retail Energy-Marketing and Retail Energy’s Marketing’s recognition of the associate expense. Retail Energy-Marketing has recorded a portion of the SREC’s purchased as inventory to be used in future periods at which time they will be expensed.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

Operating Segment Financial Information
		Non-Utility Operations
(In thousands)	Regulated Utility	Retail Energy- Marketing	Commercial Energy Systems	Midstream Energy Services	Other Activities	Eliminations (b)	Consolidated
Year Ended September 30, 2013
Operating Revenues(a)	$1,200,357	$1,279,364	$35,217	$(20,390)	$-	$(28,410)	$2,466,138
Operating Expenses:
Cost of Energy-Related Sales	521,508	1,164,831	24,450	-	-	(26,458)	1,684,331
Operation	243,341	49,574	6,875	8,683	9,344	(197)	317,620
Maintenance	49,269	-	-	-	-	-	49,269
Depreciation and Amortization	100,438	726	2,411	124	-	(415)	103,284
General Taxes and Other Assessments:
Revenue Taxes	81,422	6,831	7	-	-	-	88,260
Other	52,271	4,411	303	474	97	-	57,556
Total Operating Expenses	$1,048,249	$1,226,373	$34,046	$9,281	$9,441	$(27,070)	$2,300,320
Operating Income (Loss)	152,108	52,991	1,171	(29,671)	(9,441)	(1,340)	165,818
Equity in Earnings of Unconsolidated Affiliates	-	-	1,070	312	128	-	1,510
Other Income (Expense)—Net	1,539	273	778	-	644	(686)	2,548
Interest Expense	35,631	13	234	417	402	(686)	36,011
Dividends on Washington Gas Preferred Stock	1,320	-	-	-	-	-	1,320
Income Tax Expense (Benefit)	44,883	20,227	(206)	(10,951)	(1,124)	(537)	52,292
Net Income (Loss) Applicable to Common Stock	$71,813	$33,024	$2,991	$(18,825)	$(7,947)	$(803)	$80,253
Total Assets at September 30, 2013	$3,486,296	$403,082	$318,995	$231,368	$290,440	$(470,121)	$4,260,060
Capital Expenditures	$227,948	$730	$83,667	$-	$-	$-	$312,345
Equity Method Investments at September 30, 2013	$-	$-	$54,977	$6,507	$413	$-	$61,897

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

(b)Intersegment eliminations net income includes a timing difference between Commercial Energy Systems’ recognition of revenue for the sale of Solar Renewable Energy Credits (SRECs) to Retail Energy-Marketing and Retail Energy’s Marketing’s recognition of the associate expense. Retail Energy-Marketing has recorded a portion of the SREC’s purchased as inventory to be used in future periods at which time will be expensed.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

Operating Segment Financial Information
		Non-Utility Operations
(In thousands)	Regulated Utility	Retail Energy- Marketing	Commercial Energy Systems	Midstream Energy Services	Other Activities	Eliminations (b)	Consolidated
Year Ended September 30, 2012
Operating Revenues	$1,137,666	$1,267,070	$60,325	$(11,221)	$-	$(28,530)	$2,425,310
Operating Expenses:
Cost of Energy-Related Sales	421,539	1,139,162	51,149	-	-	(26,802)	1,585,048
Operation	227,362	52,161	5,414	2,860	3,612	(1,093)	290,316
Maintenance	52,494	-	-	-	-	-	52,494
Depreciation and Amortization	94,998	735	1,261	116	-	(634)	96,476
General Taxes and Other Assessments:
Revenue Taxes	74,244	5,776	8	-	-	-	80,028
Other	50,822	4,070	280	240	16	(1)	55,427
Total Operating Expenses	$921,459	$1,201,904	$58,112	$3,216	$3,628	$(28,530)	$2,159,789
Operating Income (Loss)	216,207	65,166	2,213	(14,437)	(3,628)	-	265,521
Equity in Earnings of Unconsolidated Affiliates	-	-	947	-	293	-	1,240
Other Income—Net	3,085	42	(32)	-	1,097	(38)	4,154
Interest Expense	36,098	1	1	-	366	(38)	36,428
Dividends on Washington Gas Preferred Stock	1,320	-	-	-	-	-	1,320
Income Tax Expense (Benefit)	72,178	25,876	760	(5,347)	(118)	-	93,349
Net Income (Loss) Applicable to Common Stock	$109,696	$39,331	$2,367	$(9,090)	$(2,486)	$-	$139,818
Total Assets at September 30, 2012	$3,516,046	$361,801	$148,407	$169,456	$211,038	$(295,801)	$4,110,947
Capital Expenditures	$208,225	$984	$41,818	$101	$-	$-	$251,128
Equity Method Investments at September 30, 2012	$-	$-	$23,346	$-	$-	$-	$23,346

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

(b)Intersegment eliminations net income includes a timing difference between Commercial Energy Systems’ recognition of revenue for the sale of Solar Renewable Energy Credits (SRECs) to Retail Energy-Marketing and Retail Energy’s Marketing’s recognition of the associate expense. Retail Energy-Marketing has recorded a portion of the SREC’s purchased as inventory to be used in future periods at which time they will be expensed.

NOTE 17. OTHER INVESTMENTS

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

Under the voting interest model, we generally have a controlling financial interest in an entity where we currently hold, directly or indirectly, more than 50% of the voting rights or where we exercise control through substantive participating rights. However, we consider substantive rights held by other partners in determining if we hold a controlling financial interest, and in some cases, despite owning more than 50% of the common stock of an investee, an evaluation of our rights results in the determination that we do not have a controlling financial interest. We reevaluate whether we have a controlling financial interest in these entities when our voting or substantive participating rights change.

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

WGL uses the Hypothetical Liquidation at Book Value (HLBV) methodology for certain equity method investments when the capital structure of the equity investment results in different liquidation rights and priorities than what is reflected by the underlying percentage ownership interests as defined by an equity investment agreement. For investments accounted for under the HLBV method, simply applying the percentage ownership interest to GAAP net income in order to determine earnings or losses does not accurately represent the income allocation and cash flow distributions that will ultimately be received by the investors. The equity investment agreements for ASD Solar, LP (ASD) and Meade Pipeline Co LLC (Meade) both have liquidation rights and priorities that are sufficiently different from the ownership percentages that the HLBV method was deemed appropriate.

WGL applies HLBV using a balance sheet approach. A calculation is prepared at each balance sheet date to determine the amount that WGL would receive if an equity investment entity were to liquidate all of its assets (as valued in accordance with GAAP) and distribute that cash to the investors based on the contractually defined liquidation priorities. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period is WGL’s share of the earnings or losses from the equity investment for the period. The calculation may vary in its complexity depending on the capital structure and the tax considerations for the investments.

Variable Interest Entities

WGL has a variable interest in five investments that qualify as VIEs:

•	Meade,

•	SunEdison,

•	Nextility,

•	ASD Solar LP and

•	Crab Run.

WGL and its subsidiaries are not the primary beneficiary for any of the above VIEs, therefore we have not consolidated any of the VIE entities. At September 30, 2014, the nature of WGL’s involvement with these investments lacks the characteristics of a controlling financial interest. WGL does not have control over any of the VIEs’ activities that are economically significant to the VIEs. In addition, WGL does not have the obligation to absorb expected losses or the right to receive expected gains that could be significant to the VIE.

Meade

On February 14, 2014, WGL, through its subsidiary WGL Midstream, entered into a limited liability company agreement and formed Meade, a Delaware limited liability company with COG Holdings LLC, Vega Midstream MPC LLC and River Road Interests LLC. Meade was formed to partner with Transcontinental Gas Pipeline Company, LLC (Williams) to invest in a regulated pipeline project called Central Penn Pipeline (Central Penn). The Central Penn will be an approximately 177 mile pipeline originating in Susquehanna County, Pennsylvania and extending to Lancaster County, Pennsylvania that will have the capacity to transport and deliver up to approximately 1.7 million dekatherms per day of natural gas.

WGL Midstream plans to invest an estimated $410.0 million for a 55% interest in Meade. WGL Midstream joins COG Holdings LLC (20% share), Vega Midstream MPC LLC (15% share) and River Road Interests LLC (10% share) in Meade. Meade is accounted for under the HLBV equity method of accounting, and any profits and losses are included in “Equity in earnings of unconsolidated affiliates” in the accompanying Consolidated Statement of Income and are added to or subtracted from the carrying amount of WGL’s investment balance. WGL Midstream held a $5.8 million equity method investment in Meade at September 30, 2014.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

Our maximum financial exposure includes contributions and guarantees on behalf of WGL Midstream. In addition, we have guaranteed the future commitments of one of the other partners in the venture. Our maximum exposure to loss at September 30, 2014 was $74.0 million, which represents the minimum funding requirements owed to Williams under the Construction and Ownership Agreement should Meade terminate its agreement with Williams early and the guarantee on behalf of one of the other partners.

SunEdison/Nextility

WGSW is party to three agreements to fund residential and commercial retail solar energy installations with three separate, privately held companies. WGSW has a master purchase agreement and master lease agreement with SunEdison, Inc. (SunEdison), formerly known as EchoFirst Finance Company LLC (EchoFirst) and Nextility, Inc. (Nextility), formerly known as Skyline Innovations, Inc (Skyline) for sale/leaseback arrangements for residential and commercial solar systems.

Our agreements with SunEdison and Nextility are accounted for as direct financing leases. WGSW records associated interest in the financing leases in “Other income (expenses)-net” line in the accompanying Consolidated Statement of Income. WGSW held a $19.9 million and $29.2 million combined investment in direct financing leases at September 30, 2014 and 2013, respectively, of which $1.7 million and $5.8 million are current receivables recorded in “Accounts Receivable” in the accompanying Consolidated Balance Sheets at September 30, 2014 and 2013, respectively.

Minimum future lease payments receivable under direct financing leases over the next five fiscal years and thereafter are as follows:

Minimum Payments Receivable for Direct Financing Leases
(In millions)
2015	$2.3
2016	2.0
2017	1.9
2018	1.8
2019	1.7
Thereafter	12.3
Total	$22.0

Minimum payments receivable exclude $5.1 million of residual values and $3.0 million in tax credits. Associated with these investments, WGSW holds $10.2 million of unearned income on its balance sheet. The initial direct costs (incurred in FY 2012) associated with these investments was $0.7 million.

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

ASD Solar, LP

In addition to SunEdison/Skyline, WGSW is also a limited partner in ASD Solar, LP (ASD), a partnership formed to own and operate a portfolio of residential solar projects, primarily rooftop photovoltaic power generation systems. As a limited partner, WGSW provided funding to the partnership but is excluded from involvement in the partnership’s operations. In January 2014, the funding commitment period expired for the partnership. WGSW’s maximum financial exposure includes contributions made to the partnership.

Our investment in ASD is accounted for under the HLBV equity method of accounting; any profits and losses are included in “Equity in earnings of unconsolidated affiliates” in the accompanying Consolidated Statement of Income and are added to or subtracted from the carrying amount of WGSW’s investment balance. WGSW held a $66.8 million equity method investment in ASD at September 30, 2014.

ASD is consolidated by the general partner, Solar Direct LLC. Solar Direct LLC is a wholly owned subsidiary of American Solar Direct Inc. (ASDI). At September 30, 2014, the carrying amount of WGSW’s investment in ASD exceeded the amount of the underlying equity in net assets by $35.9 million due to WGSW recording additions to its investment in ASD’s net assets at fair value of contributions in accordance with GAAP. This basis difference is being amortized over the life of the assets.

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

Crab Run is accounted for under the equity method of accounting; any profits and losses are included in “Equity in earnings of unconsolidated affiliates” in the accompanying Consolidated Statement of Income and are added to or subtracted from the carrying amount of WGL’s investment balance. WGL held a minimal portion of equity investment in Crab Run at September 30, 2014.

Non-VIE Investments

ASDHI

Washington Gas Resources held a $5.6 million investment in American Solar Direct Holdings Inc. (ASDHI), at both September 30, 2014 and 2013. This investment is recorded at cost. No identified events or changes in circumstances that may have a significant effect on the carrying value of this investment have occurred. At September 30, 2014 and 2013, Washington Gas Resources also held $0.8 million and $1.9 million, respectively in warrants of ASDHI which were accounted for as derivatives and recorded at fair value.

Constitution

In May of 2013, WGL Midstream invested in Constitution Pipeline Company, LLC (Constitution). WGL Midstream will invest an estimated $72.0 million in the project for a 10% share in the pipeline venture. WGL Midstream joins Williams Partners L.P. (41% share), Cabot Oil and Gas Corporation (25% share) and Piedmont Natural Gas (24% share) in the project. This natural gas pipeline venture will transport natural gas per day from the Marcellus region in northern Pennsylvania to major northeastern markets. At September 30, 2014, WGL Midstream had invested $22.2 million. Constitution is accounted for under the equity method of accounting; any profits and losses are included in “Equity in earnings of unconsolidated affiliates” in the accompanying Consolidated Statement of Income and are added to or subtracted from the carrying amount of WGL’s investment balance. The equity method is considered appropriate because Constitution is an LLC with specific ownership accounts and ownership between five and fifty percent resulting in WGL Midstream maintaining a more than minor influence over the partnership operating and financing policies.

The balance sheet location of the investments discussed in this footnote at September 30, 2014 and 2013 are as follows:

WGL Holdings, Inc Balance Sheet Location of Other Investments

As of September 30, 2014 (in millions)	VIEs	Non-VIEs	Total

Assets
Investments in unconsolidated affiliates	$72.6	$27.9	$100.5
Investments in direct financing leases, capital leases	18.2	-	18.2
Accounts receivable	1.7	-	1.7

Total assets	$92.5	$27.9	$120.4

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

WGL Holdings, Inc. Balance Sheet Location of Other Investments

As of September 30, 2013 (in millions)	VIEs	Non-VIEs	Total

Assets
Investments in unconsolidated affiliates	$55.4	$12.1	$67.5
Investments in direct financing leases, capital leases	23.4	-	23.4
Deferred charges and other assets - derivatives	-	1.1	1.1
Accounts receivable	5.8	-	5.8

Total assets	$84.6	$13.2	$97.8

Liabilities
Other	$8.5	$-	$8.5

Total liabilities	$8.5	$-	$8.5

The income statement location of the investments discussed in this footnote for the fiscal year September 30, 2014 and 2013 are as follows:

WGL Holdings, Inc.

Income Statement Location of Other Investments

	Fiscal year ended

	September 30, 2014

(in millions)	VIEs	Non-VIEs	Total

Equity in earnings of unconsolidated affiliates	$2.2	$1.0	$3.2
Depreciation and amortization	$0.2	$-	$0.2
Other income - net	$2.6	-	2.6

Net Income	$4.6	$1.0	$5.6

WGL Holdings, Inc. Income Statement Location of Other Investments

	Fiscal year ended

	September 30, 2013

(in millions)	VIEs	Non-VIEs	Total

Equity in earnings of unconsolidated affiliates	$1.0	$0.5	$1.5
Depreciation and amortization	$0.1	$-	$0.1
Other income - net	$1.4	$-	$1.4

Net Income	$2.3	$0.5	$2.8

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

In connection with billing for unregulated third party marketers and with other miscellaneous billing processes, Washington Gas collects cash on behalf of affiliates and transfers the cash in a reasonable time period. Cash collected by Washington Gas on behalf of its affiliates but not yet transferred is recorded in “Payables to associated companies” on Washington Gas’ balance sheets. The following table presents the receivables and payables from associated companies for the fiscal years ended September 30, 2014 and 2013.

Washington Gas Light Company Receivables / Payables from Associated Companies
(In millions)	September 30, 2014	September 30, 2013
Receivables from Associated Companies	$4.8	$7.2
Payables to Associated Companies	$54.7	$20.6

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

Washington Gas - Gas Balancing Service Charges
	Years Ended September 30,
(In millions)	2014	2013	2012
Gas balancing service charge	$26.6	$25.0	$26.8

As a result of these balancing services, an imbalance is created for volumes of natural gas received by Washington Gas that are not equal to the volumes of natural gas delivered to customers of the energy marketers. WGEServices recognized an accounts receivable from Washington Gas of $0.02 million and $1.0 million at September 30, 2014 and 2013, respectively, related to an imbalance in gas volumes. Due to regulatory treatment, these receivables and payables are not eliminated in the consolidated financial statements of WGL. Refer to Note 1—Accounting Policies for further discussion of these imbalance transactions.

Washington Gas participates in a POR program as approved by the PSC of MD, whereby it purchases receivables from participating energy marketers at approved discount rates. In addition, WGEServices participates in POR programs with certain Maryland and Pennsylvania utilities, whereby it sells its receivables to various utilities, including Washington Gas, at approved discount rates. The receivables purchased by Washington Gas are included in “Accounts receivable” in the accompanying balance sheet. Any activity between Washington Gas and WGEServices related to the POR program has been eliminated in the accompanying financial statements for WGL. At September 30, 2014 and 2013, Washington Gas had balances of $7.7 million and $106.6 million, respectively, of purchased receivables from WGEServices.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

NOTE 19. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables show the changes in accumulated other comprehensive income for WGL and Washington Gas by component for the fiscal years ended September 30, 2014 and 2013.

WGL Holdings, Inc. Changes in Accumulated Other Comprehensive Income by Component
	September 30,
(In thousands)	2014	2013
Beginning Balance	$(11,048)	$(12,201)
Qualified cash flow hedging instruments(c)	(1,548)	-
Change in prior service cost (credit) (a) (b)	6,095	(1,671)
Amortization of actuarial gain (a)	1,594	3,399
Amortization of transition obligation (a)	-	238
Current-period other comprehensive income	6,141	1,966
Income tax expense related to other comprehensive income (b)	3,054	813
Ending Balance	$(7,961)	$(11,048)

(a) These accumulated other comprehensive income components are included in the computation of net periodic benefit cost. Refer to Note 10-Pension and other post-retirement benefit plans for additional details.

(b) The majority of the 2014 change to the prior service cost component of other comprehensive income is related to the impact of the OPEB plan amendment and re-measurement. Refer to Note 10-Pension and other post-retirement benefit plans for additional details.

(c) Cash flow hedging instruments represent interest rate swap agreements on debt issuances. Refer to Note 14—Derivative and Weather-related Instruments for further discussion of the interest rate swap agreements.

Washington Gas Light Company Changes in Accumulated Other Comprehensive Income by Component
	September 30,
(In thousands)	2014	2013
Beginning Balance	$(11,048)	$(12,201)
Change in prior service cost (credit) (a) (b)	6,095	(1,671)
Amortization of actuarial gain (a)	1,594	3,399
Amortization of transition obligation (a)	-	238
Current-period other comprehensive income	7,689	1,966
Income tax expense related to other comprehensive income (b)	3,054	813
Ending Balance	$(6,413)	$(11,048)

(a) These accumulated other comprehensive income components are included in the computation of net periodic benefit cost. Refer to Note 10-Pension and other post-retirement benefit plans for additional details.

(b) The majority of the 2014 change to the prior service cost component of other comprehensive income is related to the impact of the OPEB plan amendment and re-measurement. Refer to Note 10-Pension and other post-retirement benefit plans for additional details.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

NOTE 20. SUBSEQUENT EVENTS

Debt Issuances

On October 24, 2014, WGL issued $100.0 million of 2.25% notes due November 1, 2019 (“2019 Notes”) and $125.0 million of 4.60% notes due November 1, 2044 (“2044 Notes”). The notes were priced at 99.792% and 99.226% of par, respectively. The first semiannual coupon payment date is May 1, 2015. These issuances will be recorded at cost.

The 2019 Notes have a make whole call provision that WGL may exercise at any time on or after October 24, 2014 and prior to October 1, 2019. At any time on or after October 1, 2019, the 2019 Notes may be called at 100% of the principal of such notes, plus accrued and unpaid interest. The 2044 Notes have a make whole call provision that WGL may exercise at any time on or after October 24, 2014 and prior to May 1, 2044. At any time on or after May 1, 2044, the 2044 Notes may be called at 100% of the principal of such notes, plus accrued and unpaid interest.

In connection with the issuance of the 2044 Notes, WGL settled two forward starting swap hedges for $75.0 million and $50.0 million, both of which resulted in payments to the counterparties of $4.6 million and $3.1 million, respectively.

Proceeds from the sale of these notes will be used by WGL to primarily fund the repurchase of outstanding securities of WGL and capital investments of its non-utility subsidiaries.

These transactions were executed with Wells Fargo Securities, LLC, BB&T Capital Markets, TD Securities and CIBC World Markets as underwriters.

Security Ratings

On October 15, 2014, Fitch Ratings downgraded WGL’s credit rating for its senior unsecured debt to “A” from “A+.” On October 22, 2014, Moody’s assigned an issue credit rating for WGL’s senior unsecured debt of “A3” and S&P assigned an issue credit rating for WGL’s senior unsecured debt of “A.”

Legal Matters

As previously disclosed, WGL has been cooperating with a Department of Justice (“the Department”) investigation of some of the federal contracting activities of one of its non-utility subsidiaries, WGESystems. The Department’s investigation concerned certain American Recovery and Reinvestment Act projects bid out by the General Services Administration in 2010, in which WGESystems participated as a subcontractor to an 8(a) prime contractor under the Small Business Administration’s 8(a) Business Development Program. On November 18, 2014, WGESystems entered into a deferred prosecution agreement with the Department, which will resolve the investigation. The agreement is for a two-year period, and the Department will not pursue the prosecution of WGESystems if WGESystems discharges its obligations under the agreement during the two-year term of the agreement. Pursuant to the agreement, WGESystems will pay fines and monetary penalties totaling $2,587,261 to the Department and implement and maintain certain remedial measures specified in the agreement.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of WGL Holdings, Inc.

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of WGL Holdings, Inc. and subsidiaries (the “Company”) as of September 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income, common shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2014. Our audits also included the financial statement schedule of the Company listed in the Index at Item 15 under Schedule II. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of WGL Holdings, Inc. and subsidiaries as of September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 21, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

November 21, 2014

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Washington Gas Light Company

We have audited the accompanying balance sheets and statements of capitalization of Washington Gas Light Company (the “Company”) as of September 30, 2014 and 2013, and the related statements of income, comprehensive income, common shareholder’s equity, and cash flows for each of the three years in the period ended September 30, 2014. Our audits also included the financial statement schedule of the Company listed in the Index at Item 15 under Schedule II. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Washington Gas Light Company as of September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

November 21, 2014

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

Quarter Ended

(In thousands, except per share data)	December 31	March 31	June 30	September 30

Fiscal Year 2014
WGL Holdings, Inc.
Operating revenues	$680,297	$1,174,250	$467,500	$458,900
Operating income (loss)	$32,712	$104,733	$(9,489)	$69,566
Net income (loss) applicable to common stock	$18,629	$61,213	$(11,940)	$38,038
Earnings (loss) per average share of common stock:
Basic	$0.36	$1.18	$(0.23)	$0.74
Diluted	$0.36	$1.18	$(0.23)	$0.74

Washington Gas Light Company
Operating revenues	$390,415	$716,808	$197,752	$138,825
Operating income	$65,229	$88,038	$4,326	$24,530
Net income (loss) applicable to common stock	$38,477	$49,176	$(521)	$9,872

Fiscal Year 2013
WGL Holdings, Inc.
Operating revenues	$686,736	$891,383	$478,118	$409,901
Operating income (loss)	$94,616	$155,584	$(9,111)	$(75,270)
Net income (loss) applicable to common stock	$52,388	$89,505	$(10,015)	$(51,625)
Earnings (loss) per average share of common stock:
Basic	$1.01	$1.73	$(0.19)	$(1.00)
Diluted	$1.01	$1.73	$(0.19)	$(1.00)

Washington Gas Light Company
Operating revenues	$355,817	$535,950	$180,882	$127,708
Operating income (loss)	$72,037	$134,358	$(368)	$(55,421)
Net income (loss) applicable to common stock	$38,387	$76,935	$(4,531)	$(39,789)

During the first quarter of fiscal year 2014, Washington Gas recorded an impairment charge of $0.8 million related to the Springfield Operations Center. During the third quarter of fiscal year 2014, Washington Gas recorded a $1.9 million impairment charge on an abandoned LNG storage facility. During the fourth quarter of fiscal year 2013, Washington Gas recorded an impairment charge of $2.6 million related to the Springfield Operations Center and a $0.5 million impairment charge on an abandoned LNG storage facility. Refer to Note 1—Accounting Policies of the Notes to Consolidated Financial Statements for further discussion of the impairments.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES—WGL Holdings, Inc.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Senior management, including the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer of WGL, evaluated the effectiveness of WGL’s disclosure controls and procedures as of September 30, 2014. Based on this evaluation, the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that WGL’s disclosure controls and procedures were effective as of September 30, 2014.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of WGL is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. WGL’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

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

Management has assessed the effectiveness of WGL’s internal control over financial reporting as of September 30, 2014 based upon the criteria set forth in the original report entitled Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management has concluded that WGL maintained effective internal control over financial reporting as of September 30, 2014.

Deloitte & Touche LLP, the independent registered public accounting firm of WGL, has audited the effectiveness of WGL’s internal control over financial reporting as of September 30, 2014. Deloitte & Touche LLP’s report on the audit of WGL’s internal control over financial reporting is included in Item 9A of this Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the internal control over financial reporting of WGL during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of WGL.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

ITEM 9A. CONTROLS AND PROCEDURES—Washington Gas Light Company

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Senior management, including the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer of Washington Gas, evaluated the effectiveness of Washington Gas’ disclosure controls and procedures as of September 30, 2014. Based on this evaluation, the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that Washington Gas’ disclosure controls and procedures were effective as of September 30, 2014.

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

Management has assessed the effectiveness of Washington Gas’ internal control over financial reporting as of September 30, 2014 based upon the criteria set forth in the original report entitled Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management has concluded that Washington Gas maintained effective internal control over financial reporting as of September 30, 2014.

This annual report on Form 10-K does not include an attestation report of Washington Gas’ registered public accounting firm regarding internal control over financial reporting pursuant to rules of the Securities and Exchange Commission that permit Washington Gas to provide only this management’s report in this annual report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the internal control over financial reporting of Washington Gas during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Washington Gas.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of WGL Holdings, Inc.

We have audited the internal control over financial reporting of WGL Holdings. Inc. and subsidiaries (the “Company”) as of September 30, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2014 of the Company and our report dated November 21, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

November 21, 2014

WGL Holdings, Inc.

Washington Gas Light Company

Part II

ITEM 9B. OTHER INFORMATION

None.

WGL Holdings, Inc.

Washington Gas Light Company

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANTS

Information concerning WGL’s and Washington Gas’ Board of Directors and the audit committee financial expert contained in WGL’s definitive Proxy Statement and Washington Gas’ definitive Information Statement for the March 3, 2015 Annual Meeting of Shareholders is hereby incorporated by reference. Information related to Executive Officers is reflected in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning Executive Compensation contained in WGL’s definitive Proxy Statement and Washington Gas’ definitive Information Statement for the March 3, 2015 Annual Meeting of Shareholders is hereby incorporated by reference. Information related to Executive Officers as of September 30, 2014 is reflected in Part I hereof.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information captioned Security Ownership of Management and Certain Beneficial Owners and the information captioned Equity Compensation Plan Information in WGL’s definitive Proxy Statement and Washington Gas’ definitive Information Statement for the March 3, 2015 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information captioned Related Person Transactions During Fiscal Year 2014 in WGL’s definitive Proxy Statement and Washington Gas’ definitive Information Statement for the March 3, 2015 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information captioned Fiscal Years 2014 and 2013 Audit Firm Fee Summary in WGL’s definitive Proxy Statement and Washington Gas’ definitive Information Statement for the March 3, 2015 Annual Meeting of Shareholders is hereby incorporated by reference.

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

Schedule/ Exhibit	Description

II	Valuation and Qualifying Accounts and Reserves for the years ended September 30, 2014, 2013 and 2012—WGL Holdings, Inc.

Valuation and Qualifying Accounts and Reserves for the years ended September 30, 2014, 2013 and 2012—Washington Gas Light Company.

(a)(3)	Exhibits

Exhibits Filed Herewith:

3	Bylaws of Washington Gas Light Company, as amended on September 24, 2014.

10.1	Form of Performance Share Award Agreement, as amended on October 21, 2014.*

10.2	Form of Performance Units Award Agreement, as amended on October 21, 2014.*

12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—WGL Holdings, Inc.

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—Washington Gas Light Company.

21	Subsidiaries of WGL Holdings, Inc.

23	Consent of Deloitte & Touche LLP.

24	Power of Attorney

31.1	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vincent L. Ammann, Jr., the Senior Vice President and Chief Financial Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Vincent L. Ammann, Jr., the Senior Vice President and Chief Financial Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer, and Vincent L. Ammann, Jr., the Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document:

101.SCH	XBRL Schema Document:

101.CAL	XBRL Calculation Linkbase Document:

101.LAB	XBRL Labels Linkbase Document:

101.PRE	XBRL Presentation Linkbase Document:

101.DEF	XBRL Definition Linkbase Document:

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

Limited Liability Company Agreement of Meade Pipeline Co. LLC entered into on February 14, 2014, by and between WGL Midstream, Inc., COG Holdings LLC, Vega Midstream MPC LLC, River Road Interests LLC, and VED NPI I, LLC, filed as an exhibit to Form 10-Q for the quarter ended March 31, 2014.

Construction and Ownership Agreement entered into on February 14, 2014, by and between Transcontinental Gas Pipe Line Company, LLC and Meade Pipeline Co. LLC, filed as an exhibit to Form 10-Q for the quarter ended March 31, 2014.

Lease Agreement between Transcontinental Gas Pipe Line Company, LLC and Meade Pipeline Co. LLC, filed as an exhibit to Form 10-Q for the quarter ended March 31, 2014.

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

Management Contracts, Compensatory Plans or Arrangements with Executive Officers and Directors

Washington Gas Light Company Form of Defined Contribution Supplemental Executive Retirement Plan filed as Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 2009.*

Washington Gas Light Company Form of Defined Contribution Restoration Plan filed as Exhibit 10.2 to Form 10-Q for the quarter ended December 31, 2009.*

Washington Gas Light Company Form of Defined Benefit Restoration Plan filed as Exhibit 10.3 to Form 10-Q for the quarter ended December 31, 2009.*

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

Debt and Credit Agreements

Indenture Agreement dated August 28, 2014, entered into by and between WGL Holdings, Inc. and The Bank of New York Mellon, as Trustee. Filed as Exhibit 4.1 to Form 8-K dated October 15, 2014.

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

WGL Holdings, Inc. and Subsidiaries
Schedule II—Valuation and Qualifying Accounts and Reserves
Years Ended September 30, 2014, 2013 and 2012
	Balance at	Additions Charged To			Balance
	Beginning	Costs and	Other		at End of
(In thousands)	of Period	Expenses	Accounts(a)	Deductions(b)	Period
2014
Valuation and Qualifying Accounts Deducted from Assets in the Balance Sheet: Allowance for Doubtful Accounts	$20,433	$15,874	$4,341	$17,307	$ 23,341
2013
Valuation and Qualifying Accounts Deducted from Assets in the Balance Sheet: Allowance for Doubtful Accounts	$19,792	$9,527	$4,217	$13,103	$ 20,433
2012
Valuation and Qualifying Accounts Deducted from Assets in the Balance Sheet: Allowance for Doubtful Accounts	$17,969	$18,316	$4,774	$21,267	$ 19,792
Notes:
(a) Recoveries on receivables previously written off as uncollectible and unclaimed customer deposits, overpayments, etc., not refundable.
(b) Includes deductions for purposes for which reserves were provided or revisions made of estimated exposure.

Washington Gas Light Company Schedule II—Valuation and Qualifying Accounts and Reserves Years Ended September 30, 2014, 2013 and 2012
	Balance at	Additions Charged To			Balance at
	Beginning	Costs and	Other		End of
(In thousands)	of Period	Expenses	Accounts(a)	Deductions(b)	Period
2014
Valuation and Qualifying Accounts Deducted from Assets in the Balance Sheet: Allowance for Doubtful Accounts	$17,498	$12,004	$4,198	$14,491	$ 19,209
2013
Valuation and Qualifying Accounts Deducted from Assets in the Balance Sheet: Allowance for Doubtful Accounts	$17,129	$7,024	$3,978	$10,633	$ 17,498
2012
Valuation and Qualifying Accounts Deducted from Assets in the Balance Sheet: Allowance for Doubtful Accounts	$15,863	$12,794	$4,300	$15,828	$ 17,129
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

Date: November 21, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ Terry D. McCallister	Chairman of the Board and Chief Executive Officer	November 21, 2014
(Terry D. McCallister)

	/s/ Adrian P. Chapman	President and Chief Operating Officer	November 21, 2014
(Adrian P. Chapman)

	/s/ Vincent L. Ammann, Jr.	Senior Vice President and Chief Financial Officer	November 21, 2014
	(Vincent L. Ammann, Jr.)	(Principal Financial Officer)

	/s/ William R. Ford	Vice President and Chief Accounting Officer	November 21, 2014
	(William R. Ford)	(Principal Accounting Officer)

	*	Director	November 21, 2014
(Michael D. Barnes)

	*	Director	November 21, 2014
(George P. Clancy, Jr.)

	*	Director	November 21, 2014
(James W. Dyke, Jr.)

	*	Director	November 21, 2014
(Dale S. Rosenthal)

	*	Director	November 21, 2014
(Nancy C. Floyd)

	*	Director	November 21, 2014
(Linda R. Gooden)

	*	Director	November 21, 2014
(James F. Lafond)

	*	Director	November 21, 2014
(Debra L. Lee)

*By:	/s/ Vincent L. Ammann, Jr.		November 21, 2014
(Vincent L. Ammann, Jr.)
Attorney-in-Fact

WGL HOLDINGS, INC. and WASHINGTON GAS LIGHT COMPANY 2014 Form 10-K

Exhibit Index

Exhibit	Description

3	Bylaws of Washington Gas Light Company, as amended on September 24, 2014.

10.1	Form of Performance Share Award Agreement, as amended on October 21, 2014.

10.2	Form of Performance Units Award Agreement, as amended on October 21, 2014.

12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—WGL Holdings, Inc.

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—Washington Gas Light Company.

21	Subsidiaries of WGL Holdings, Inc.

23	Consent of Deloitte & Touche LLP.

24	Power of Attorney

31.1	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vincent L. Ammann, Jr., the Senior Vice President and Chief Financial Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Vincent L. Ammann, Jr., the Senior Vice President and Chief Financial Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer, and Vincent L. Ammann, Jr., the Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document:

101.SCH	XBRL Schema Document:

101.CAL	XBRL Calculation Linkbase Document:

101.LAB	XBRL Labels Linkbase Document:

101.PRE	XBRL Presentation Linkbase Document:

101.DEF	XBRL Definition Linkbase Document: