Form 10-Q
period 2014-12-31
WGL HOLDINGS INC; WASHINGTON GAS LIGHT CO
filed 2015-02-05
CIK 1103601, 104819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2014

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

WGL Holdings, Inc. common stock, no par value, outstanding as of January 31, 2015: 49,721,934 shares.

All of the outstanding shares of common stock ($1 par value) of Washington Gas Light Company were held by WGL Holdings, Inc. as of January 31, 2015.

WGL Holdings, Inc.

Washington Gas Light Company

For the Quarter Ended December 31, 2014

(i)

WGL Holdings, Inc.

Washington Gas Light Company

INTRODUCTION

FILING FORMAT

This Quarterly Report on Form 10-Q is a combined report being filed by two separate registrants: WGL Holdings, Inc. (WGL) and Washington Gas Light Company (Washington Gas). WGL is a holding company that owns all of the outstanding common stock of its subsidiaries, including Washington Gas. Except where the content clearly indicates otherwise, any reference in the report to “WGL,” “we,” “us” or “our” is to the holding company or WGL and all of its subsidiaries, including Washington Gas, on a consolidated basis.

Part I—Financial information in this Quarterly Report on Form 10-Q includes separate financial statements (i.e. balance sheets, statements of income and comprehensive income and statements of cash flows) for WGL and Washington Gas. The Notes to Consolidated Financial Statements are presented on a combined basis for both WGL and Washington Gas. The Management’s Discussion and Analysis of Financial Condition and Results of Operations (Management’s Discussion) included under Item 2 is divided into two major sections for WGL and Washington Gas.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report, excluding historical information, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the outlook for earnings, revenues and other future financial business performance or strategies and expectations. Forward-looking statements are typically identified by words such as, but not limited to, “estimates,” “expects,” “anticipates,” “intends,” “believes,” “plans” and similar expressions, or future or conditional terms such as “will,” “should,” “would” and “could.” Forward-looking statements speak only as of today, and the registrants assume no duty to update them. The following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

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

(ii)

WGL Holdings, Inc.

Washington Gas Light Company

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

(iii)

WGL Holdings, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

Part I—Financial Information

Item 1—Financial Statements

(In thousands)	December 31, 2014	September 30, 2014
ASSETS
Property, Plant and Equipment
At original cost	$4,658,194	$4,582,764
Accumulated depreciation and amortization	(1,258,762)	(1,268,319)
Net property, plant and equipment	3,399,432	3,314,445
Current Assets
Cash and cash equivalents	7,390	8,811
Receivables
Accounts receivable	347,091	222,253
Gas costs and other regulatory assets	6,369	3,752
Unbilled revenues	191,982	96,314
Allowance for doubtful accounts	(20,883)	(23,341)
Net receivables	524,559	298,978
Materials and supplies—principally at average cost	24,377	23,647
Storage gas	296,911	333,602
Deferred income taxes	16,352	26,664
Prepaid taxes	47,813	66,578
Other prepayments	33,105	34,269
Derivatives	39,947	18,331
Other	37,708	24,635
Total current assets	1,028,162	835,515
Deferred Charges and Other Assets
Regulatory assets
Gas costs	194,978	191,346
Pension and other post-retirement benefits	187,309	192,981
Other	71,943	71,638
Prepaid post-retirement benefits	100,220	96,385
Derivatives	27,767	18,739
Investments in direct financing leases, capital leases	17,710	18,159
Investments in unconsolidated affiliates	102,315	100,528
Other	18,256	16,763
Total deferred charges and other assets	720,498	706,539
Total Assets	$5,148,092	$4,856,499

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders’ equity	$1,242,650	$1,246,576
Washington Gas Light Company preferred stock	28,173	28,173
Long-term debt	975,611	679,228
Total capitalization	2,246,434	1,953,977
Current Liabilities
Current maturities of long-term debt	20,000	20,000
Notes payable	350,000	453,500
Accounts payable and other accrued liabilities	336,352	313,221
Wages payable	17,997	19,995
Accrued interest	13,627	3,488
Dividends declared	22,202	22,449
Customer deposits and advance payments	78,673	68,318
Gas costs and other regulatory liabilities	65,577	22,563
Accrued taxes	27,435	14,133
Derivatives	54,767	48,555
Other	46,199	34,063
Total current liabilities	1,032,829	1,020,285
Deferred Credits
Unamortized investment tax credits	114,422	99,351
Deferred income taxes	680,282	660,908
Accrued pensions and benefits	122,338	120,446
Asset retirement obligations	176,936	175,203
Regulatory liabilities
Accrued asset removal costs	330,591	327,388
Other post-retirement benefits	84,347	86,428
Other	17,773	17,588
Derivatives	259,222	294,745
Other	82,918	100,180
Total deferred credits	1,868,829	1,882,237
Commitments and Contingencies (Note 13)
Total Capitalization and Liabilities	$5,148,092	$4,856,499

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.

Condensed Consolidated Statements of Income (Unaudited)

Part I—Financial Information

Item 1—Financial Statements (continued)

	Three Months Ended December 31,
(In thousands, except per share data)	2014	2013
OPERATING REVENUES
Utility	$381,712	$386,541
Non-utility	367,525	293,756
Total Operating Revenues	749,237	680,297
OPERATING EXPENSES
Utility cost of gas	129,704	186,881
Non-utility cost of energy-related sales	336,568	305,351
Operation and maintenance	92,380	88,142
Depreciation and amortization	29,360	26,590
General taxes and other assessments	39,383	40,621
Total Operating Expenses	627,395	647,585
OPERATING INCOME	121,842	32,712
Equity in earnings of unconsolidated affiliates	1,144	490
Other income (expenses)—net	(4,355)	219
Interest expense	12,310	8,992
INCOME BEFORE INCOME TAXES	106,321	24,429
INCOME TAX EXPENSE	42,103	5,470
NET INCOME	$64,218	$18,959
Dividends on Washington Gas Light Company preferred stock	330	330
NET INCOME APPLICABLE TO COMMON STOCK	$63,888	$18,629

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	49,946	51,816
Diluted	50,091	51,827

EARNINGS PER AVERAGE COMMON SHARE
Basic	$1.28	$0.36
Diluted	$1.28	$0.36
DIVIDENDS DECLARED PER COMMON SHARE	$0.4400	$0.4200

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Part I—Financial Information

Item 1—Financial Statements (continued)

	Three Months Ended December 31,
(In thousands)	2014	2013
NET INCOME	$64,218	$18,959
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE INCOME TAXES:
Qualified cash flow hedging instruments	(8,265)	—
Pension and other post-retirement benefit plans
Change in prior service credit	(171)	(35)
Change in actuarial net loss	484	364
Total pension and other post-retirement benefit plans	$313	$329
INCOME TAX EXPENSE (BENEFIT) RELATED TO OTHER COMPREHENSIVE INCOME	(3,947)	130
OTHER COMPREHENSIVE INCOME (LOSS)	$(4,005)	$199
COMPREHENSIVE INCOME	$60,213	$19,158

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Part I—Financial Information

Item 1—Financial Statements (continued)

	Three Months Ended December 31,
(In thousands)	2014	2013
OPERATING ACTIVITIES
Net income	$64,218	$18,959
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Depreciation and amortization	29,360	26,590
Amortization of:
Other regulatory assets and liabilities—net	327	360
Debt related costs	240	26
Deferred income taxes—net	62,774	4,953
Accrued/deferred pension and other post-retirement benefit cost	4,776	7,796
Compensation expense related to stock-based awards	338	691
Provision for doubtful accounts	3,575	1,920
Impairment loss	5,625	770
Other non-cash charges—net	2,139	1,165
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and unbilled revenues—net	(226,539)	(282,888)
Gas costs and other regulatory assets/liabilities—net	40,397	52,125
Storage gas	36,691	105,423
Prepaid Taxes	18,765	(37,982)
Other prepayments	1,164	(8,280)
Accounts payable and other accrued liabilities	53,646	44,217
Wages payable	(1,998)	(1,640)
Customer deposits and advance payments	10,355	2,081
Unamortized investment tax credits	15,071	28,490
Accrued taxes	13,302	13,812
Accrued interest	10,139	7,063
Other current assets	(13,803)	3,558
Other current liabilities	12,136	(9,183)
Deferred gas costs—net	(3,632)	(110,692)
Deferred assets—other	(2,551)	(7,789)
Deferred liabilities—other	(65,185)	13,322
Derivatives	(59,955)	121,421
Other—net	317	(8,897)
Net Cash Provided by (Used in) Operating Activities	11,692	(12,609)
FINANCING ACTIVITIES
Long-term debt issued	296,481	75,252
Long-term debt retired	—	(37,000)
Debt issuance costs	(2,443)	—
Notes payable issued (retired) —net	(103,500)	70,200
Dividends on common stock and preferred stock	(22,449)	(22,089)
Repurchase of common stock	(41,485)	—
Other financing activities—net	—	1,415
Net Cash Provided by Financing Activities	126,604	87,778
INVESTING ACTIVITIES
Capital expenditures (excluding AFUDC)	(132,954)	(58,305)
Investments in non-utility interests	(8,059)	(15,532)
Distributions from non-utility interests	1,296	—
Net Cash Used in Investing Activities	(139,717)	(73,837)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,421)	1,332
Cash and Cash Equivalents at Beginning of Year	8,811	3,478
Cash and Cash Equivalents at End of Period	$7,390	$4,810

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid—net	$880	$7,376
Interest paid	$1,839	$1,789
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Project debt financing activities—net	$(2,032)	$253
Capital expenditure accruals included in accounts payable and other accrued liabilities	$24,649	$16,058
Dividends paid in common stock	$1,306	$1,312

The accompanying notes are an integral part of these statements.

Washington Gas Light Company

Condensed Balance Sheets (Unaudited)

Part I—Financial Information

Item 1—Financial Statements (continued)

(In thousands)	December 31, 2014	September 30, 2014
ASSETS
Property, Plant and Equipment
At original cost	$4,276,241	$4,250,194
Accumulated depreciation and amortization	(1,215,854)	(1,228,130)
Net property, plant and equipment	3,060,387	3,022,064
Current Assets
Cash and cash equivalents	1	1,060
Receivables
Accounts receivable	212,410	121,419
Gas costs and other regulatory assets	6,369	3,752
Unbilled revenues	104,902	20,881
Allowance for doubtful accounts	(16,533)	(19,209)
Net receivables	307,148	126,843
Materials and supplies—principally at average cost	24,331	23,600
Storage gas	150,080	156,083
Deferred income taxes	16,569	22,916
Prepaid taxes	24,004	16,137
Other prepayments	11,719	14,272
Receivables from associated companies	3,601	4,821
Derivatives	11,611	3,884
Total current assets	549,064	369,616
Deferred Charges and Other Assets
Regulatory assets
Gas costs	194,978	191,346
Pension and other post-retirement benefits	186,255	191,896
Other	71,903	71,584
Prepaid post-retirement benefits	99,468	95,660
Derivatives	11,694	9,455
Other	12,017	13,457
Total deferred charges and other assets	576,315	573,398
Total Assets	$4,185,766	$3,965,078
CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$1,095,214	$1,050,166
Preferred stock	28,173	28,173
Long-term debt	727,197	679,228
Total capitalization	1,850,584	1,757,567
Current Liabilities
Current maturities of long-term debt	20,000	20,000
Notes payable	138,000	89,000
Accounts payable and other accrued liabilities	174,185	176,467
Wages payable	16,773	18,290
Accrued interest	12,116	3,488
Dividends declared	19,592	19,722
Customer deposits and advance payments	78,532	68,318
Gas costs and other regulatory liabilities	65,577	22,563
Accrued taxes	21,998	24,610
Payables to associated companies	67,652	54,685
Derivatives	24,872	33,858
Other	7,575	7,199
Total current liabilities	646,872	538,200
Deferred Credits
Unamortized investment tax credits	6,261	6,479
Deferred income taxes	697,483	619,946
Accrued pensions and benefits	120,835	118,954
Asset retirement obligations	175,488	173,775
Regulatory liabilities
Accrued asset removal costs	330,591	327,388
Other post-retirement benefits	83,751	85,814
Other	17,773	17,588
Derivatives	222,678	260,789
Other	33,450	58,578
Total deferred credits	1,688,310	1,669,311
Commitments and Contingencies (Note 13)
Total Capitalization and Liabilities	$4,185,766	$3,965,078

The accompanying notes are an integral part of these statements.

Washington Gas Light Company

Condensed Statements of Income (Unaudited)

Part I—Financial Information

Item 1—Financial Statements (continued)

	Three Months Ended December 31,
(In thousands)	2014	2013
OPERATING REVENUES	$387,193	$390,415
OPERATING EXPENSES
Utility cost of gas	135,165	190,695
Operation and maintenance	74,957	72,072
Depreciation and amortization	26,604	25,041
General taxes and other assessments	35,844	37,378
Total Operating Expenses	272,570	325,186
OPERATING INCOME	114,623	65,229
Other expense—net	(450)	(180)
Interest expense	10,264	8,879
INCOME BEFORE INCOME TAXES	103,909	56,170
INCOME TAX EXPENSE	38,958	17,363
NET INCOME	$64,951	$38,807
Dividends on Washington Gas preferred stock	330	330
NET INCOME APPLICABLE TO COMMON STOCK	$64,621	$38,477

The accompanying notes are an integral part of these statements.

Washington Gas Light Company

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Part I—Financial Information

Item 1—Financial Statements (continued)

	Three Months Ended December 31,
(In thousands)	2014	2013
NET INCOME	$64,951	$38,807
OTHER COMPREHENSIVE INCOME, BEFORE INCOME TAXES:
Pension and other post-retirement benefit plans
Change in prior service credit	(171)	(35)
Change in actuarial net loss	484	364
Total pension and other post-retirement benefit plans	$313	$329
INCOME TAX EXPENSE RELATED TO OTHER COMPREHENSIVE INCOME	124	130
OTHER COMPREHENSIVE INCOME	$189	$199
COMPREHENSIVE INCOME	$65,140	$39,006

The accompanying notes are an integral part of these statements.

Washington Gas Light Company

Condensed Statements of Cash Flows (Unaudited)

Part I—Financial Information

Item 1—Financial Statements (continued)

	Three Months Ended December 31,
(In thousands)	2014	2013
OPERATING ACTIVITIES
Net income	$64,951	$38,807
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Depreciation and amortization	26,604	25,041
Amortization of:
Other regulatory assets and liabilities—net	164	137
Debt related costs	339	187
Deferred income taxes—net	54,492	10,170
Accrued/deferred pension and other post-retirement benefit cost	4,751	7,682
Compensation expense related to stock-based awards	2,305	1,574
Provision for doubtful accounts	2,800	1,815
Impairment loss	—	770
Other non-cash charges—net	2,564	1,284
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable, unbilled revenues and receivables from associated companies—net	(179,268)	(222,084)
Gas costs and other regulatory assets/liabilities—net	40,397	52,125
Storage gas	6,003	8,078
Other prepayments	(5,313)	(8,009)
Accounts payable and other accrued liabilities, including payables to associated companies	39,282	59,119
Wages payable	(1,517)	(1,497)
Customer deposits and advance payments	10,214	2,081
Accrued taxes	(2,612)	9,616
Accrued interest	8,628	7,063
Other current assets	(733)	(1,894)
Other current liabilities	376	(1,766)
Deferred gas costs—net	(3,632)	(110,692)
Deferred assets—other	(3,404)	8,344
Deferred liabilities—other	(3,074)	1,866
Derivatives	(57,063)	84,424
Other—net	191	(1,635)
Net Cash Provided By (Used in) Operating Activities	7,445	(27,394)
FINANCING ACTIVITIES
Long-term debt issued	50,000	75,252
Long-term debt retired	—	(37,000)
Debt issuance costs	(672)	—
Notes payable issued (retired) —net	49,000	63,500
Dividends on common stock and preferred stock	(19,722)	(19,373)
Other financing activities—net	—	(595)
Net Cash Provided by Financing Activities	78,606	81,784
INVESTING ACTIVITIES
Capital expenditures (excluding AFUDC)	(87,110)	(54,388)
Net Cash Used In Investing Activities	(87,110)	(54,388)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,059)	2
Cash and Cash Equivalents at Beginning of Year	1,060	—
Cash and Cash Equivalents at End of Period	$1	$2

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid — net	$700	$7,200
Interest paid	$1,304	$1,676
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Project debt financing activities—net	$(2,032)	$253
Capital expenditure accruals included in accounts payable and other accrued liabilities	$17,734	$11,471

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1. ACCOUNTING POLICIES

Basis of Presentation

WGL Holdings, Inc. (WGL) is a holding company that owns all of the shares of common stock of Washington Gas Light Company (Washington Gas), a regulated natural gas utility, and all of the shares of common stock of Washington Gas Resources Corporation (Washington Gas Resources), Hampshire Gas Company (Hampshire) and Crab Run Gas Company. Washington Gas Resources owns all of the shares of common stock of four non-utility subsidiaries that include WGL Energy Services, Inc. (WGL Energy Services), WGL Energy Systems, Inc. (WGL Energy Systems), WGL Midstream and WGSW, Inc. (WGSW). Except where the content clearly indicates otherwise, “WGL,” “we,” “us” or “our” refers to the holding company or the consolidated entity of WGL Holdings, Inc. and all of its subsidiaries. Unless otherwise noted, these notes apply equally to WGL and Washington Gas.

The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Therefore, certain financial information and note disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) are omitted in this interim report. The interim consolidated financial statements and accompanying notes should be read in conjunction with the combined Annual Report on Form 10-K for WGL and Washington Gas for the fiscal year ended September 30, 2014. Due to the seasonal nature of our businesses, the results of operations for the periods presented in this report are not necessarily indicative of actual results for the full fiscal years ending September 30, 2015 and 2014 of either WGL or Washington Gas.

The accompanying unaudited financial statements for WGL and Washington Gas reflect all normal recurring adjustments that are necessary, in our opinion, to present fairly the results of operations in accordance with GAAP. Certain reclassifications have been recast to conform to current year presentation.

For a complete description of our accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements of the combined Annual Report on Form 10-K for WGL and Washington Gas for the fiscal year ended September 30, 2014.

Storage Gas Valuations

For Washington Gas and WGL Energy Services, storage gas inventory is stated at the lower-of-cost or market as determined using the first-in, first-out method. For WGL Midstream, storage gas inventory is stated at the lower-of-cost or market using the weighted average cost method. Interim inventory losses attributable to lower-of-cost or market adjustments may be reversed if the market value of the inventory is recovered by the end of the same fiscal year.

For the three months ended December 31, 2014, Washington Gas recorded a decrease to net income due to a lower-of-cost or market adjustment of $0.7 million. For the three months ended December 31, 2013, Washington Gas did not record any lower-of-cost or market adjustments. For the three months ended December 31, 2014 and 2013, WGL Energy Services did not record any lower-of-cost or market adjustments. For the three months ended December 31, 2014, WGL Midstream recorded a decrease to net income due to a lower-of-cost or market adjustment of $17.5 million. For the three months ended December 31, 2013, WGL Midstream recorded a minimal decrease to net income for lower-of-cost or market adjustments.

ACCOUNTING STANDARDS ADOPTED IN FISCAL YEAR 2015
Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (Topic 740)

The standard requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for net operating loss carryforwards, a similar loss, or a tax credit carryforward.

		October 1, 2014	As a result of the implementation of this standard, we reduced our deferred tax assets by a portion of our unrecognized tax benefits. The adoption of this standard did not have a material effect on our financial statements.

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

WGL Holdings, Inc.
(In millions)	December 31, 2014	September 30, 2014
Accounts payable—trade	$300.9	$278.8
Employee benefits and payroll accruals	14.3	19.8
Other accrued liabilities	21.2	14.6
Total	$336.4	$313.2

Washington Gas Light Company
(In millions)	December 31, 2014	September 30, 2014
Accounts payable—trade	$144.4	$146.4
Employee benefits and payroll accruals	13.5	18.2
Other accrued liabilities	16.3	11.9
Total	$174.2	$176.5

NOTE 3. SHORT-TERM DEBT

WGL and Washington Gas satisfy their short-term financing requirements through the sale of commercial paper or through bank borrowings. Due to the seasonal nature of the regulated utility and retail energy-marketing segments, short-term financing requirements can vary significantly during the year. Revolving credit agreements are maintained to support outstanding commercial paper and to permit short-term borrowing flexibility. Both WGL and Washington Gas’ policy is to maintain bank credit facilities in amounts equal to or greater than the expected maximum commercial paper position. The following is a summary of committed credit available at December 31, 2014 and September 30, 2014.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Committed Credit Available (In millions)
December 31, 2014	WGL(b)	Washington Gas	Total Consolidated
Committed credit agreements
Unsecured revolving credit facility, expires December 19, 2019(a)	$450.0	$350.0	$800.0
Less: Commercial Paper	(212.0)	(138.0)	(350.0)
Net committed credit available	$238.0	$212.0	$450.0

Weighted average interest rate	0.28%	0.22%	0.26%

September 30, 2014	WGL(b)	Washington Gas	Total Consolidated
Committed credit agreements
Unsecured revolving credit facility, expires April 3, 2017(a)	$450.0	$350.0	$800.0
Less: Commercial Paper	(364.5)	(89.0)	(453.5)
Net committed credit available	$85.5	$261.0	$346.5

Weighted average interest rate	0.20%	0.13%	0.19%

(a)Both WGL and Washington Gas have the right to request extensions with the banks’ approval. WGL’s revolving credit facility permits it to borrow an additional $100 million, with the banks’ approval, for a total of $550 million. Washington Gas’ revolving credit facility permits it to borrow an additional $100 million, with the banks’ approval, for a total of $450 million.

(b)WGL includes all subsidiaries other than Washington Gas Light Company.

In December 2014, both WGL and Washington Gas entered into a first amendment to their respective credit agreements, each dated April 3, 2012. The amendments extend the maturity date of the credit facilities from April 3, 2017 to December 19, 2019. The credit agreements each have two one-year-extension options. At December 31, 2014 and September 30, 2014, there were no outstanding bank loans from WGL’s or Washington Gas’ revolving credit facilities.

NOTE 4. LONG-TERM DEBT

UNSECURED NOTES

WGL and Washington Gas issue long-term notes with individual terms regarding interest rates, maturities and call or put options. These notes can have maturity dates of one or more years from the date of issuance.

At December 31, 2014 and September 30, 2014, WGL had the capacity under a shelf registration to issue an unspecified amount of long-term Senior Notes debt securities and Washington Gas had the capacity to issue up to $275.0 million of additional long-term Medium-Term Notes (MTNs).

The following tables show the outstanding notes as of December 31, 2014 and September 30, 2014.

Senior Notes, MTNs and Private Placement Notes Outstanding
($ In millions)	WGL(a)	Washington Gas	Total Consolidated
December 31, 2014
Long-term notes(b)	$250.0	$741.0	$991.0
Weighted average interest rate	3.66%	5.56%	5.06%

September 30, 2014
Long-term notes(b)	$—	$691.0	$691.0
Weighted average interest rate	n/a	5.65%	5.65%

(a)WGL includes all subsidiaries other than Washington Gas Light Company.

(b)Includes Senior Notes for WGL and both MTNs and private placement notes for Washington Gas. Includes current maturities and excludes any unamortized discounts or premiums.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables show Senior Notes, MTN and private placement issuances and retirements for the three months ended December 31, 2014 and 2013. There were no retirements for WGL or Washington Gas for the three months ended December 31, 2014 and there were no issuances for WGL for the three months ended December 31, 2013.

Senior Notes, MTNs and Private Placement Issuances

($ In millions)	Principal(a)	Interest Rate	Effective Cost(b)	Nominal Maturity Date
Three Months Ended December 31, 2014
WGL
Issuances:
10/24/2014	$100.0	2.25%	2.42%	11/1/2019
10/24/2014	125.0	4.60%	5.11%	11/1/2044
12/16/2014	25.0	4.60%	5.53%	11/1/2044
Total	$250.0
Washington Gas
Issuances:
12/15/2014	$50.0	4.24%	4.41%	12/15/2044
Total	$50.0
Total consolidated issuances	$300.0

(a)Excludes debt discounts or premiums.

(b)The estimated effective cost of the issued notes, including consideration of issuance fees and hedge costs.

MTN and Private Placement Issuances and Retirements

($ In millions)	Principal(a)	Interest Rate	Effective Cost(b)	Nominal Maturity Date
Three Months Ended December 31, 2013
Washington Gas
Issuances:
12/5/2013	$75.0	5.00%	4.95%	12/15/2043
Total	$75.0

Retirements:
11/7/2013	$37.0	4.88%	n/a	11/7/2013
Total	$37.0

(a)Excludes debt discounts or premiums.

(b)The estimated effective cost of the issued notes, including consideration of issuance fees and hedge costs.

NOTE 5. COMMON SHAREHOLDERS’ EQUITY

The tables below reflect the components of “Common shareholders’ equity” for WGL and “Common shareholder’s equity” for Washington Gas for the three months ended December 31, 2014.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Condensed Consolidated Financial Statements (Unaudited)

WGL Holdings, Inc.
Components of Common Shareholders’ Equity
(In thousands)	Common Stock Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total
Balance at September 30, 2014	$525,932	$11,847	$716,758	$(7,961)	$1,246,576
Net income	—	—	64,218	—	64,218
Other comprehensive loss	—	—	—	(4,005)	(4,005)
Repurchase of common stock	(41,485)	—	—	—	(41,485)
Stock-based compensation	22	(474)	—	—	(452)
Dividends declared:
Common stock	—	—	(21,872)	—	(21,872)
Preferred stock	—	—	(330)	—	(330)
Balance at December 31, 2014	$484,469	$11,373	$758,774	$(11,966)	$1,242,650

Washington Gas Light Company
Components of Common Shareholder’s Equity
(In thousands)	Common Stock Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total
Balance at September 30, 2014	$46,479	$480,620	$529,480	$(6,413)	$1,050,166
Net income	—	—	64,951	—	64,951
Other comprehensive income	—	—	—	189	189
Stock-based compensation	—	(500)	—	—	(500)
Dividends declared:
Common stock	—	—	(19,262)	—	(19,262)
Preferred stock	—	—	(330)	—	(330)
Balance at December 31, 2014	$46,479	$480,120	$574,839	$(6,224)	$1,095,214

WGL had 49,708,750 and 50,656,553 shares issued of common stock at December 31, 2014 and September 30, 2014, respectively. Washington Gas had 46,479,536 shares issued of common stock at both December 31, 2014 and September 30, 2014.

NOTE 6. EARNINGS PER SHARE

Basic EPS of WGL is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS assumes the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period unless the effect of such issuance would be anti-dilutive. The following table reflects the computation of our basic and diluted EPS for the three months ended December 31, 2014 and 2013.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Basic and Diluted EPS

(in thousands, except per share data)	Net Income Applicable to Common Stock	Shares	Per Share Amount
Three Months Ended December 31, 2014
Basic EPS	$63,888	49,946	$1.28

Stock-based compensation plans	—	145
Diluted EPS	$63,888	50,091	$1.28

Three Months Ended December 31, 2013
Basic EPS	$18,629	51,816	$0.36

Stock-based compensation plans	—	11
Diluted EPS	$18,629	51,827	$0.36

There were no anti-dilutive shares for the three months ended December 31, 2014 or December 31, 2013.

NOTE 7. INCOME TAXES

As of December 31, 2014 and September 30, 2014, our uncertain tax positions were approximately $29.5 million and $32.6 million, respectively, primarily due to the change in tax accounting for repairs. If the amounts of unrecognized tax benefits are eventually realized, it would not materially impact the effective tax rate. It is reasonably possible that the amount of the unrecognized tax benefit with respect to some of WGL’s and Washington Gas’ uncertain tax positions will significantly increase or decrease in the next 12 months, however at this time an estimate of the range of reasonably possible outcomes cannot be determined.

Under ASC Topic 740, Income Taxes, Washington Gas recognizes any accrued interest associated with uncertain tax positions in interest expense and recognizes any accrued penalties associated with uncertain tax positions in other expenses in the statements of income. During the three months ended December 31, 2014 and 2013, we accrued no expense for interest on uncertain tax positions. At December 31, 2014 we did not have an accrual of interest expense related to uncertain tax positions. At September 30, 2014, we had a total accrual of $0.1 million of interest expense related to uncertain tax positions included in other deferred credits in the accompanying balance sheets.

WGL files consolidated federal, a combined District of Columbia, West Virginia, and California return and various other state tax returns. We are no longer subject to income tax examinations by the Internal Revenue Service for years ended prior to September 30, 2011. Substantially all state income tax years in major jurisdictions are closed for years ended prior to September 30, 2010.

Washington Gas charged the Maryland portion of the Medicare Part D (Med D) regulatory asset to tax expense during the fiscal year ended September 30, 2012 based on positions taken by the Maryland Public Service Commission (PSC of MD) in Washington Gas’ rate case during that fiscal year that didn’t permit recovery. Washington Gas received an order in the first quarter of fiscal year ended September 30, 2014 from the PSC of MD that did allow recovery of the Med D regulatory asset over a five year amortization period beginning December 2013. Therefore, the reinstatement of the regulatory asset is reflected in the effective tax rate for the three months ended December 31, 2013.

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

All physically and financially settled contracts under our asset optimization program are reported on a net basis in the statements of income in “Utility cost of gas.” Total net margins recorded to “Utility cost of gas” after sharing and management fees associated with all asset optimization transactions for the three months ended December 31, 2014 was a gain of $31.1 million including an unrealized gain of $25.0 million. During the three months ended December 31, 2013 we recorded a loss of $19.8 million including an unrealized loss of $26.2 million.

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

Non-Utility Operations

Managing Price Risk. WGL Energy Services enters into certain derivative contracts as part of managing the price risk associated with the sale and purchase of natural gas and electricity. WGL Midstream enters into derivative contracts for the purpose of optimizing its storage and transportation capacity as well as managing the transportation and storage assets on behalf of third parties. As the storage and transportation capacities utilized by WGL Midstream are not considered to be derivative instruments, they are not recorded at fair value on our consolidated balance sheets. Derivative instruments are recorded at fair value on our consolidated balance sheets. WGL Energy Services and WGL Midstream do not designate these derivatives as hedges under ASC Topic 815; therefore, changes in the fair value of these derivative instruments are reflected in the earnings of our non-utility operations and may cause significant period-to-period volatility in earnings.

Managing Interest-Rate Risk. WGL utilizes derivative instruments that are designed to minimize the risk of interest-rate volatility associated with future debt issuances. WGL elected cash flow hedge accounting for its interest rate derivative instruments which settled with the issuance of the related debt issuance in the first quarter of 2015. The effective portion of the gains and losses on the hedge were recorded within other comprehensive income and are being amortized over the life of the debt (through 2044). The amount of ineffectiveness recorded to earnings for the period from the cash flow hedge was $0.4 million. The amortization will be minimal for fiscal 2015.

Consolidated Operations

Reflected in the tables below is information for WGL as well as Washington Gas. The information for WGL includes derivative instruments for both utility and non-utility operations.

At December 31, 2014 and September 30, 2014, respectively, the absolute notional amounts of our derivatives are as follows:

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Absolute Notional Amounts
of Open Positions on Derivative Instruments
December 31, 2014	Notional Amounts
Derivative transactions	WGL Holdings	Washington Gas
Natural Gas (In millions of therms)
Asset Optimization	21,580.5	14,394.0
Retail sales	29.3	—
Other risk-management activities	1,672.6	1,430.8
Electricity (In millions of kWhs)
Retail sales	4,030.7	—
Other risk-management activities	19,133.3	—
Interest Rate Swaps (In millions of dollars)	—	—

Absolute Notional Amounts of Open Positions on Derivative Instruments
September 30, 2014	Notional Amounts
Derivative transactions	WGL Holdings	Washington Gas
Natural Gas (In millions of therms)
Asset Optimization	20,593.3	13,740.9
Retail sales	44.7	—
Other risk-management activities	1,641.3	1,398.2
Electricity (In millions of kWhs)
Retail sales	3,831.4	—
Other risk-management activities	16,734.1	—
Warrants (In millions of shares)	4.6	—
Interest Rate Swaps (In millions of dollars)	150.0	—

The following tables present the balance sheet classification for all derivative instruments as of December 31, 2014 and September 30, 2014.

WGL Holdings, Inc.
Balance Sheet Classification of Derivative Instruments
(In millions)	Derivative Instruments Not Designated as Hedging Instruments		Derivative Instruments Designated as Hedging Instruments
As of December 31, 2014	Gross Derivative Assets	Gross Derivative Liabilities	Gross Derivative Assets	Gross Derivative Liabilities	Netting of Collateral	Total(a)
Current Assets—Derivatives	$81.5	$(30.1)	$—	$—	$(11.5)	$39.9
Deferred Charges and Other Assets—Derivatives	27.8	—	—	—	—	27.8
Current Liabilities—Derivatives	11.6	(70.6)	—	—	4.2	(54.8)
Deferred Credits—Derivatives	22.6	(286.6)	—	—	4.8	(259.2)
Total	$143.5	$(387.3)	$—	$—	$(2.5)	$(246.3)

As of September 30, 2014
Current Assets—Derivatives	$20.8	$(2.5)	$—	$—	$—	$18.3
Deferred Charges and Other Assets—Derivatives	18.7	—	—	—	—	18.7
Current Liabilities—Derivatives	15.4	(70.3)	—	(1.7)	8.0	(48.6)
Deferred Credits—Derivatives	17.7	(316.4)	—	—	4.0	(294.7)
Total	$72.6	$(389.2)	$—	$(1.7)	$12.0	$(306.3)

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Washington Gas Light Company
Balance Sheet Classification of Derivative Instruments(b)
(In millions)
As of December 31, 2014	Gross Derivative Assets	Gross Derivative Liabilities	Netting of Collateral	Total(a)
Current Assets—Derivatives	$26.3	$(14.7)	$—	$11.6
Deferred Charges and Other Assets—Derivatives	11.7	—	—	11.7
Current Liabilities—Derivatives	4.9	(29.8)	—	(24.9)
Deferred Credits—Derivatives	4.0	(226.7)	—	(222.7)
Total	$46.9	$(271.2)	$—	$(224.3)

As of September 30, 2014
Current Assets—Derivatives	$3.9	$—	$—	$3.9
Deferred Charges and Other Assets—Derivatives	9.5	—	—	9.5
Current Liabilities—Derivatives	8.6	(43.2)	0.7	(33.9)
Deferred Credits—Derivatives	4.2	(265.2)	0.2	(260.8)
Total	$26.2	$(308.4)	$0.9	$(281.3)

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

(b)Washington Gas did not have any derivative instruments outstanding that were designated as hedging instruments at December 31, 2014 or September 30, 2014.

The following table presents all gains and losses associated with derivative instruments for the three months ended December 31, 2014 and 2013.

Gains and Losses on Derivative Instruments
(In millions)	WGL Holdings, Inc.		Washington Gas Light Company
Three Months Ended December 31,	2014	2013	2014	2013
Recorded to income
Operating revenues—non-utility	$75.4	$(48.5)	$—	$—
Utility cost of gas	25.8	(27.3)	25.8	(27.3)
Non-utility cost of energy-related sales	(49.6)	16.3	—	—
Other income-net	—	0.1	—	—
Interest expense	(0.4)	—	—	—
Recorded to regulatory assets
Gas costs	28.2	(782.3)	28.2	(78.3)
Recorded to other comprehensive income(a)	(8.2)	—	—	—
Total	$71.2	$(137.7)	$54.0	$(105.6)

(a) Represents the effective portion of our cash flow hedge.

Collateral

WGL utilizes standardized master netting agreements, which facilitate the netting of cash flows into a single net exposure for a given counterparty. As part of these master netting agreements, cash, letters of credit and parental guarantees may be required to be posted or obtained from counterparties in order to mitigate credit risk related to both derivatives and non-derivative positions. Under WGL’s offsetting policy, collateral balances are offset against the related counterparties’ derivative positions to the extent the application would not result in the over-collateralization of those derivative positions on the balance sheet. At December 31, 2014, Washington Gas, WGL Energy Services and WGL Midstream posted $1.3 million,

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Condensed Consolidated Financial Statements (Unaudited)

$12.2 million and $5.3 million, respectively, of collateral deposits with counterparties that were not offset against open and settled derivative contracts. At September 30, 2014, Washington Gas, WGL Energy Services and WGL Midstream posted $8.2 million, $5.7 million and $11.4 million, respectively, of collateral deposits with counterparties that were not offset against open and settled derivative contracts. In addition, at December 31, 2014 and September 30, 2014, Washington Gas held $0.3 million and $2.5 million, respectively of cash collateral representing an obligation to counterparties that was not offset against open and settled derivative contracts. Any collateral posted that is not offset against open and settled derivative contracts is included in “Other prepayments” in the accompanying balance sheet. Collateral received and not offset against open and settled derivative contracts is included in “Customer deposits and advance payments” in the accompanying balance sheet.

Certain derivative instruments of Washington Gas, WGL Energy Services and WGL Midstream contain contract provisions that require collateral to be posted if the credit rating of Washington Gas or WGL falls below certain levels or if counterparty exposure to WGL Energy Services or WGL Midstream exceeds a certain level. Due to counterparty exposure levels, at December 31, 2014, WGL Energy Services posted $8.9 million of collateral related to its derivative liabilities that contained credit-related contingent features. At September 30, 2014, WGL Energy Services posted $5.3 million of collateral related to these aforementioned derivative liabilities. Washington Gas and WGL Midstream were not required to post any collateral related to its derivative liabilities that contained credit-related contingent features at December 31, 2014 or September 30, 2014. The following table shows the aggregate fair value of all derivative instruments with credit-related contingent features that are in a liability position, as well as the maximum amount of collateral that would be required if the most intrusive credit-risk-related contingent features underlying these agreements were triggered on December 31, 2014 and September 30, 2014, respectively.

Potential Collateral Requirements for Derivative Liabilities with Credit-Risk-Contingent Features
(In millions)	WGL Holdings, Inc.	Washington Gas
December 31, 2014
Derivative liabilities with credit-risk-contingent features	$59.4	$15.3
Maximum potential collateral requirements	41.7	6.7
September 30, 2014
Derivative liabilities with credit-risk-contingent features	$28.8	$20.6
Maximum potential collateral requirements	16.5	16.1

Washington Gas, WGL Energy Services and WGL Midstream do not enter into derivative contracts for speculative purposes.

Concentration of Credit Risk

We are exposed to credit risk from derivative instruments with wholesale counterparties, which is represented by the fair value of these instruments at the reporting date. We actively monitor and work to minimize counterparty concentration risk through various practices. At December 31, 2014, two counterparties represented over 10% of Washington Gas’ credit exposure to wholesale derivative counterparties for a total credit risk of $18.6 million; one counterparty represented over 10% of WGL Energy Services’ credit exposure to wholesale counterparties for a total credit risk of $0.7 million; and two counterparties represented over 10% of WGL Midstream’s credit exposure to wholesale counterparties for a total credit risk of $15.2 million.

WEATHER-RELATED INSTRUMENTS

Washington Gas did not use any weather-related instruments during the three months ended December 31, 2014 and 2013.

WGL Energy Services utilizes weather-related instruments for managing the financial effects of weather risks. These instruments cover a portion of WGL Energy Services’ estimated revenue or energy-related cost exposure to variations in heating or cooling degree days. These contracts provide for payment to WGL Energy Services of a fixed-dollar amount for every degree day over or under specific levels during the calculation period depending upon the type of contract executed. For the three months ended December 31, 2014 and December 31, 2013, WGL Energy Services recorded pre-tax losses of $1.7 million and $1.1 million, respectively, related to these contracts.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 9. FAIR VALUE MEASUREMENTS

We measure the fair value of our financial assets and liabilities using a combination of the income and market approach in accordance with ASC Topic 820. These financial assets and liabilities primarily consist of (i) derivatives recorded on our balance sheet under ASC Topic 815 and short-term investments, commercial paper and long-term debt outstanding required to be disclosed at fair value. Under ASC Topic 820, fair value is defined as the exit price, representing the amount that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To value our financial instruments, we use market data or assumptions that market participants would use, including assumptions about credit risk (both our own credit risk and the counterparty’s credit risk) and the risks inherent in the inputs to valuation.

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

Level 2. Level 2 of the fair value hierarchy consists of assets or liabilities that are valued using directly or indirectly observable inputs either corroborated with market data or based on exchange traded market data. Level 2 includes fair values based on industry-standard valuation techniques that consider various assumptions: (i) quoted forward prices, including the use of mid-market pricing within a bid/ask spread; (ii) discount rates; (iii) implied volatility and (iv) other economic factors. Substantially all of these assumptions are observable throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the relevant market. At December 31, 2014 and September 30, 2014, Level 2 financial assets and liabilities included energy-related derivatives such as financial contracts, options and physical forward contracts for deliveries at active market locations.

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

At December 31, 2014 and September 30, 2014, Level 3 derivative assets and liabilities included: (i) physical contracts valued at illiquid market locations with no observable market data; (ii) long-dated positions where observable pricing is not available over the life of the contract; (iii) contracts valued using historical spot price volatility assumptions; (iv) valuations using indicative broker quotes for inactive market locations and (v) non-publicly traded stock warrants.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables set forth financial instruments recorded at fair value as of December 31, 2014 and September 30, 2014, respectively. A financial instrument’s classification within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy.

WGL Holdings, Inc.
Fair Value Measurements Under the Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Total
At December 31, 2014
Assets
Natural gas related derivatives	$—	$82.0	$40.6	$122.6
Electricity related derivatives	—	2.6	18.3	20.9
Total Assets	$—	$84.6	$58.9	$143.5

Liabilities
Natural gas related derivatives	$—	$(60.3)	$(293.2)	$(353.5)
Electricity related derivatives	—	(4.0)	(29.8)	(33.8)
Total Liabilities	$—	$(64.3)	$(323.0)	$(387.3)

At September 30, 2014
Assets
Natural gas related derivatives	$—	$22.7	$33.7	$56.4
Electricity related derivatives	—	0.3	15.9	16.2
Total Assets	$—	$23.0	$49.6	$72.6

Liabilities
Natural gas related derivatives	$—	$(39.8)	$(328.4)	$(368.2)
Electricity related derivatives	—	(0.1)	(20.9)	(21.0)
Interest rate derivatives	—	(1.7)	—	(1.7)
Total Liabilities	$—	$(41.6)	$(349.3)	$(390.9)

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Washington Gas Light Company Fair Value Measurements Under the Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Total
At December 31, 2014
Assets
Natural gas related derivatives	$—	$35.5	$11.4	$46.9
Total Assets	$—	$35.5	$11.4	$46.9

Liabilities
Natural gas related derivatives	$—	$(25.0)	$(246.2)	$(271.2)
Total Liabilities	$—	$(25.0)	$(246.2)	$(271.2)

At September 30, 2014
Assets
Natural gas related derivatives	$—	$13.5	$12.7	$26.2
Total Assets	$—	$13.5	$12.7	$26.2

Liabilities
Natural gas related derivatives	$—	$(25.1)	$(283.3)	$(308.4)
Total Liabilities	$—	$(25.1)	$(283.3)	$(308.4)

The following table includes quantitative information about the significant unobservable inputs used in the fair value measurement of our Level 3 financial instruments and the respective fair values of the net derivative asset and liability positions, by contract type, as of December 31, 2014 and September 30, 2014.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Quantitative Information about Level 3 Fair Value Measurements
	Net Fair Value December 31, 2014	Valuation Techniques	Unobservable Inputs	Range

WGL Holdings, Inc.	(In millions)
Natural gas related derivatives	($252.6)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($1.729) - $3.618
		Option Model	Natural Gas Basis Price (per dekatherm)	($1.000) - $2.873
			Annualized Volatility of Spot Market Natural Gas	30.5% - 589.6%
Electricity related derivatives	($11.5)	Discounted Cash Flow	Electricity Congestion Price (per megawatt hour)	($3.103) - $71.050

Washington Gas Light Company
Natural gas related derivatives	($234.8)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($1.729) - $3.100

	Net Fair Value September 30, 2014

WGL Holdings, Inc.
Natural gas related derivatives	($294.7)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($2.101) - $6.154
		Option Model	Natural Gas Basis Price (per dekatherm)	($1.675) - $6.154
			Annualized Volatility of Spot Market Natural Gas	30.9% - 589.6%
Electricity related derivatives	($5.0)	Discounted Cash Flow	Electricity Congestion Price (per megawatt hour)	($2.85) - $90.95

Washington Gas Light Company
Natural gas related derivatives	($270.6)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($2.101) - $6.154

The following tables are a summary of the changes in the fair value of our derivative instruments that are measured at net fair value on a recurring basis in accordance with ASC Topic 820 using significant Level 3 inputs during the three months ended December 31, 2014 and 2013, respectively.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Condensed Consolidated Financial Statements (Unaudited)

WGL Holdings, Inc. Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Warrants	Total
Three Months Ended December 31, 2014
Balance at October 1, 2014	$(294.7)	$(5.0)	$—	$(299.7)
Realized and unrealized gains (losses)
Recorded to income	20.3	(10.9)	—	9.4
Recorded to regulatory assets—gas costs	13.6	—	—	13.6
Transfers out of Level 3	(1.7)	—	—	(1.7)
Purchases	—	3.2	—	3.2
Settlements	9.9	1.2	—	11.1
Balance at December 31, 2014	$(252.6)	$(11.5)	$—	$(264.1)

Three Months Ended December 31, 2013
Balance at October 1, 2013	$(155.2)	$2.4	$1.1	$(151.7)
Realized and unrealized gains (losses)
Recorded to income	(46.7)	(7.9)	0.1	(54.5)
Recorded to regulatory assets—gas costs	(72.0)	—	—	(72.0)
Purchases	—	1.4	—	1.4
Settlements	9.4	2.4	—	11.8
Balance at December 31, 2013	$(264.5)	$(1.7)	$1.2	$(265.0)

Washington Gas Light Company Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
(In millions)	Natural Gas Related Derivatives
Three Months Ended December 31, 2014
Balance at October 1, 2014	$(270.6)
Realized and unrealized gains (losses)
Recorded to income	14.7
Recorded to regulatory assets—gas costs	13.6
Transfers out of Level 3	(1.7)
Settlements	9.2
Balance at December 31, 2014	$(234.8)

Three Months Ended December 31, 2013
Balance at October 1, 2013	$(133.6)
Realized and unrealized gains (losses)
Recorded to income	(23.4)
Recorded to regulatory assets—gas costs	(72.0)
Settlements	9.0
Balance at December 31, 2013	$(220.0)

Transfers between different levels of the fair value hierarchy may occur based on the level of observable inputs used to value the instruments from period to period. It is our policy to show both transfers into and out of the different levels of the

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Condensed Consolidated Financial Statements (Unaudited)

fair value hierarchy at the fair value as of the beginning of the reporting period. Transfers out of Level 3 for the three months ended December 31, 2014 were due to an increase in observable inputs. There were no transfers in or out of Level 3 for the three months ended December 31, 2013.

The table below sets forth the line items on the statements of income to which amounts are recorded for the three months ended December 31, 2014 and 2013, respectively, related to fair value measurements using significant Level 3 inputs.

WGL Holdings, Inc. Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
Three Months Ended December 31, 2014
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Warrants	Total
Operating revenues—non-utility	$10.5	$20.8	$—	$31.3
Utility cost of gas	14.7	—	—	14.7
Non-utility cost of energy-related sales	(4.9)	(31.7)	—	(36.6)
Total	$20.3	$(10.9)	$—	$9.4

Three Months Ended December 31, 2013
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Warrants	Total
Operating revenues—non-utility	$(25.8)	$(10.0)	$—	$(35.8)
Utility cost of gas	(23.4)	—	—	(23.4)
Other income-net	—	—	0.1	0.1
Non-utility cost of energy-related sales	2.5	2.1	—	4.6
Total	$(46.7)	$(7.9)	$0.1	$(54.5)

Washington Gas Light Company Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
Three Months Ended December 31, 2014
(In millions)	Natural Gas Related Derivatives
Utility cost of gas	$14.7
Total	$14.7

Three Months Ended December 31, 2013
(In millions)	Natural Gas Related Derivatives
Utility cost of gas	$(23.4)
Total	$(23.4)

Unrealized gains (losses) attributable to derivative assets and liabilities measured using significant Level 3 inputs were recorded as follows, for the three months ended December 31, 2014 and 2013, respectively.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Condensed Consolidated Financial Statements (Unaudited)

WGL Holdings, Inc. Unrealized Gains (Losses) Recorded for Level 3 Measurements
Three Months Ended December 31, 2014
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Warrants	Total
Recorded to income
Operating revenues—non-utility	$11.9	$20.8	$—	$32.7
Utility cost of gas	14.8	—	—	14.8
Non-utility cost of energy-related sales	(5.5)	(27.1)	—	(32.6)
Recorded to regulatory assets—gas costs	18.5	—	—	18.5
Total	$39.7	$(6.3)	$—	$33.4

Three Months Ended December 31, 2013
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Warrants	Total
Recorded to income
Operating revenues—non-utility	$(25.2)	$(5.0)	$—	$(30.2)
Utility cost of gas	(22.9)	—	—	(22.9)
Non-utility cost of energy-related sales	2.3	1.0	—	3.3
Other income-net	—	—	0.1	0.1
Recorded to regulatory assets—gas costs	(71.1)	—	—	(71.1)
Total	$(116.9)	$(4.0)	$0.1	$(120.8)

Washington Gas Light Company Unrealized Gains (Losses) Recorded for Level 3 Measurements
Three Months Ended December 31, 2014
(In millions)	Natural Gas Related Derivatives
Recorded to income
Utility cost of gas	$14.8
Recorded to regulatory assets—gas costs	18.5
Total	$33.3

Three Months Ended December 31, 2013
(In millions)	Natural Gas Related Derivatives
Recorded to income
Utility cost of gas	$(22.9)
Recorded to regulatory assets—gas costs	(71.1)
Total	$(94.0)

The following table presents the carrying amounts and estimated fair values of our financial instruments at December 31, 2014 and September 30, 2014.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Condensed Consolidated Financial Statements (Unaudited)

WGL Holdings, Inc. Fair Value of Financial Instruments
	December 31, 2014		September 30, 2014
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Money market funds(a)	$11.9	$11.9	$9.7	$9.7
Other short-term investments(a)	$0.4	$0.4	$—	$—
Commercial paper (b)	$350.0	$350.0	$453.5	$453.5
Long-term debt(c)	$975.6	$1,116.7	$679.2	$809.3

Washington Gas Light Company Fair Value of Financial Instruments
	December 31, 2014		September 30, 2014
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Money market funds(a)	$4.6	$4.6	$4.3	$4.3
Other short-term investments(a)	$0.4	$0.4	$—	$—
Commercial paper (b)	$138.0	$138.0	$89.0	$89.0
Long-term debt(c)	$727.2	$870.3	$679.2	$809.3

(a) Balance is located in cash and cash equivalents in the accompanying balance sheets. These amounts may be offset by outstanding checks.
(b) Balance is located in notes payable in the accompanying balance sheets.
(c) Less current maturities and unamortized discounts.

Our money market funds are Level 1 valuations and their carrying amount approximates fair value. Other short-term investments are primarily overnight investment accounts; therefore, their carrying amount approximates fair value based on Level 2 inputs. The maturity of our commercial paper outstanding at both December 31, 2014 and September 30, 2014 is under 30 days. Due to the short term nature of these notes, the carrying cost of our commercial paper approximates fair value using Level 2 inputs. Neither WGL’s nor Washington Gas’ long-term debt is actively traded. The fair value of long-term debt was estimated based on the quoted market prices of the U.S. Treasury issues having a similar term to maturity, adjusted for WGL’s and/or Washington Gas’ credit quality. Our long-term debt fair value measurement is classified as Level 3.

Non Recurring Basis

During the three months ended December 31, 2014, Washington Gas Resources recorded an impairment charge of its investment in ASDHI to its fair value using the income approach. The amount of the impairment was equivalent to the amount of the carrying value of $5.6 million and was due to management’s assumption of the current valuation and expected return from the investment. The fair value of this investment was a Level 3 measurement.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 10. OPERATING SEGMENT REPORTING

We have four reportable operating segments: regulated utility, retail energy-marketing, commercial energy systems and midstream energy services. The division of these segments into separate revenue generating components is based upon regulation, products and services. Our chief operating decision maker is our Chief Executive Officer. During the first quarter of 2015, our chief operating decision maker began evaluating segment performance based on Earnings Before Interest and Taxes (EBIT). EBIT is defined as earnings before interest and taxes from continuing operations. Items we do not include in EBIT are interest expense, dividends on Washington Gas preferred stock, and income taxes. EBIT includes transactions between reportable segments. Additionally, we also evaluate our operating segments based on other relevant factors, such as penetration into their respective markets and return on equity.

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

•

Retail Energy-Marketing – The retail energy-marketing segment consists of WGL Energy Services, which sells natural gas and electricity directly to retail customers in competition with regulated utilities and unregulated gas and electricity marketers.

•

Commercial Energy Systems – The commercial energy systems segment consists of WGL Energy Systems which provides clean and energy efficient solutions including commercial solar, energy efficiency and combined heat and power projects to government and commercial clients. In addition, this segment comprises the operations of WGSW, a holding company formed to invest in alternative energy assets.

•

Midstream Energy Services – The midstream energy services segment consists of WGL Midstream, which engages in acquiring, investing in, managing and optimizing natural gas storage and transportation assets.

Activities and transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our four operating segments, are aggregated as “Other Activities” in the Operating Segment Financial Information presented below. Administrative and business development activity costs associated with WGL and Washington Gas Resources are included in “Other Activities”.

The following tables present operating segment information for the three months ended December 31, 2014 and 2013. Prior year segment information has been recast to conform to the current year presentation.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Operating Segment Financial Information

(In thousands)	Operating Revenues(a)	Depreciation & Amortization	Equity in Earnings of Unconsolidated Affiliates	EBIT	Total Assets	Capital Expenditures	Equity Method Investments
Three Months Ended December 31, 2014
Regulated utility	$387,193	$26,952	$—	$114,627	$4,200,780	$89,603	$—
Retail energy-marketing	330,489	167	—	(15,895)	436,204	34	—
Commercial energy systems	9,539	2,235	577	259	544,682	43,317	66,100
Midstream energy services	28,092	31	536	26,771	249,789	—	36,167
Other activities	—	—	31	(7,099)	409,123	—	48
Eliminations(b)	(6,076)	(25)	—	(32)	(692,486)	—	—
Total consolidated	$749,237	$29,360	$1,144	$118,631	$5,148,092	$132,954	$102,315

Three Months Ended December 31, 2013
Regulated utility	$390,415	$25,369	$—	$65,453	$3,828,709	$55,092	$—
Retail energy-marketing	322,938	174	—	5,290	418,633	75	—
Commercial energy systems	4,717	1,093	284	(596)	380,241	3,138	66,526
Midstream energy services	(33,173)	31	206	(34,209)	171,420	—	10,813
Other activities	—	—	—	(2,661)	299,769	—	413
Eliminations(b)	(4,600)	(77)	—	144	(467,246)	—	—
Total consolidated	$680,297	$26,590	$490	$33,421	$4,631,526	$58,305	$77,752

(a) Operating revenues are reported gross of revenue taxes. Revenue taxes of both the regulated utility and the retail energy-marketing segments include gross receipt taxes. Revenue taxes of the regulated utility segment also include PSC fees, franchise fees and energy taxes. Operating revenue amounts in the “Eliminations” row represent total intersegment revenues associated with sales from the regulated utility segment to the retail energy-marketing segment. Midstream Energy Services’ cost of energy related sales is netted with its gross revenues.

(b) Intersegment eliminations include a timing difference between Commercial Energy Systems’ recognition of revenue for the sale of Solar Renewable Energy Credits (SRECs) to Retail Energy-Marketing and Retail Energy-Marketing’s recognition of the associated expense. Retail Energy-Marketing has recorded a portion of the SREC’s purchased as inventory to be used in future periods at which time they will be expensed.

The following table is a reconciliation from EBIT to net income applicable to common stock.

	Three Months Ended December 31,
	2014	2013
Total consolidated EBIT	$118,631	$33,421
Interest expense	12,310	8,992
Income before income taxes	106,321	24,429
Income tax expense	42,103	5,470
Net income	64,218	18,959
Dividends on Washington Gas Light Company preferred stock	330	330
Net income applicable to common stock	$63,888	$18,629

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

Variable Interest Entities

WGL has a variable interest in five investments that qualify as VIEs:

•	Meade,

•	SunEdison,

•	Nextility,

•	ASD and

•	Crab Run.

WGL and its subsidiaries are not the primary beneficiary for any of the above VIEs, therefore we have not consolidated any of the VIE entities. At December 31, 2014, the nature of WGL’s involvement with these investments lacks the characteristics of a controlling financial interest. WGL does not have control over any of the VIEs’ activities that are economically significant to the VIEs. In addition, WGL does not have the obligation to absorb expected losses or the right to receive expected gains that could be significant to the VIE.

Meade

In 2014, WGL through its subsidiary, WGL Midstream, entered into a limited liability company agreement and formed Meade, a Delaware limited liability company with COG Holdings LLC, Vega Midstream MPC LLC and River Road Interests LLC. Meade was formed to partner with Transcontinental Gas Pipeline Company, LLC (Williams) to invest in a regulated pipeline project called Central Penn Pipeline (Central Penn). The Central Penn will be an approximately 177-mile pipeline originating in Susquehanna County, Pennsylvania and extending to Lancaster County, Pennsylvania that will have the capacity to transport and deliver up to approximately 1.7 million dekatherms per day of natural gas.

WGL Midstream plans to invest an estimated $410.0 million for a 55% interest in Meade. WGL Midstream joins COG Holdings LLC (20% share), Vega Midstream MPC LLC (15% share) and River Road Interests LLC (10% share) in Meade. Meade is accounted for under the HLBV equity method of accounting, and any profits and losses are included in “Equity in earnings of unconsolidated affiliates” in the accompanying Consolidated Statement of Income and are added to or subtracted from the carrying amount of WGL’s investment balance. WGL Midstream held a $10.4 million equity method investment in Meade at December 31, 2014.

Our maximum financial exposure includes contributions and guarantees on behalf of WGL Midstream. Our maximum exposure to loss at December 31, 2014 was $59.4 million, which represents the minimum funding requirements owed to Williams under the Construction and Ownership Agreement should Meade terminate its agreement with Williams early.

SunEdison/Nextility

WGSW is party to three agreements to fund residential and commercial retail solar energy installations with three separate, privately held companies. WGSW has a master purchase agreement and master lease agreement with SunEdison, Inc. (SunEdison), and Nextility, Inc. (Nextility) for sale/leaseback arrangements for residential and commercial solar systems.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Our agreements with SunEdison and Nextility are accounted for as direct financing leases. WGSW records associated interest in the financing leases in “Other income (expenses)-net” line in the accompanying Consolidated Statement of Income. WGSW held a $19.3 million and $19.9 million combined investment in direct financing leases at December 31, 2014 and September 30, 2014, respectively, of which $1.6 million and $1.7 million are current receivables recorded in “Accounts Receivable” in the accompanying Consolidated Balance Sheets at December 31, 2014 and September 30, 2014, respectively.

Minimum future lease payments receivable under direct financing leases over the next five fiscal years and thereafter are as follows:

Minimum Payments Receivable for Direct Financing Leases

(In millions)
2015	$1.6
2016	2.0
2017	1.9
2018	1.8
2019	1.7
Thereafter	12.4
Total	$21.4

Minimum payments receivable exclude $5.1 million of residual values and $2.9 million in tax credits. Associated with these investments, WGSW holds $10.1 million of unearned income on its balance sheet. The initial direct costs (incurred in FY 2012) associated with these investments was $0.7 million.

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

ASD

In addition to SunEdison/Nextility, WGSW is also a limited partner in ASD, a partnership formed to own and operate a portfolio of residential solar projects, primarily rooftop photovoltaic power generation systems. As a limited partner, WGSW provided funding to the partnership but is excluded from involvement in the partnership’s operations. In January 2014, the funding commitment period expired for the partnership. WGSW’s maximum financial exposure includes contributions made to the partnership.

Our investment in ASD is accounted for under the HLBV equity method of accounting; any profits and losses are included in “Equity in earnings of unconsolidated affiliates” in the accompanying Consolidated Statement of Income and are added to or subtracted from the carrying amount of WGSW’s investment balance. WGSW held a $66.1 million equity method investment in ASD at December 31, 2014.

ASD is consolidated by the general partner, Solar Direct LLC. Solar Direct LLC is a wholly owned subsidiary of American Solar Direct Inc. (ASDI). At December 31, 2014, the carrying amount of WGSW’s investment in ASD exceeded the amount of the underlying equity in net assets by $35.9 million due to WGSW recording additions to its investment in ASD’s net assets at fair value of contributions in accordance with GAAP. This basis difference is being amortized over the life of the assets.

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

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Crab Run is accounted for under the equity method of accounting; any profits and losses are included in “Equity in earnings of unconsolidated affiliates” in the accompanying Consolidated Statement of Income and are added to or subtracted from the carrying amount of WGL’s investment balance. WGL held less than $0.1 million of equity investment in Crab Run at December 31, 2014.

Non-VIE Investments

ASDHI

Washington Gas Resources held a $5.6 million investment in American Solar Direct Holdings Inc. (ASDHI) at September 30, 2014 consisting of warrants and preferred stock. During the three months ended December 31, 2014, Washington Gas Resources impaired its entire investment in ASDHI by its carrying value of $5.6 million due to management’s assumption of the current valuation and expected return from the investment.

Constitution

In 2013, WGL Midstream invested in Constitution Pipeline Company, LLC (Constitution). WGL Midstream will invest an estimated $79.0 million in the project for a 10% share in the pipeline venture. WGL Midstream joins Williams Partners L.P. (41% share), Cabot Oil and Gas Corporation (25% share) and Piedmont Natural Gas (24% share) in the project. This natural gas pipeline venture will transport natural gas per day from the Marcellus region in northern Pennsylvania to major northeastern markets. At December 31, 2014, WGL Midstream had invested $24.0 million in Constitution. Constitution is accounted for under the equity method of accounting; any profits and losses are included in “Equity in earnings of unconsolidated affiliates” in the accompanying Consolidated Statement of Income and are added to or subtracted from the carrying amount of WGL’s investment balance. The equity method is considered appropriate because Constitution is an LLC with specific ownership accounts and ownership between five and fifty percent resulting in WGL Midstream maintaining a more than minor influence over the partnership operating and financing policies.

The balance sheet location of the investments discussed in this footnote at December 31, 2014 and September 30, 2014 are as follows:

WGL Holdings, Inc.

Balance Sheet Location of Other Investments

As of December 31, 2014 (in millions)	VIEs	Non-VIEs	Total
Assets
Investments in unconsolidated affiliates	$76.5	$25.8	$102.3
Investments in direct financing leases, capital leases	17.7	—	17.7
Accounts Receivable	1.6	—	1.6
Total assets	$95.8	$25.8	$121.6

As of September 30, 2014 (in millions)
Assets
Investments in unconsolidated affiliates	$72.6	$27.9	$100.5
Investments in direct financing leases, capital leases	18.2	—	18.2
Accounts receivable	1.7	—	1.7
Total assets	$92.5	$27.9	$120.4

The income statement location of the investments discussed in this footnote for the three months ended December 31, 2014 and 2013 are as follows:

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Condensed Consolidated Financial Statements (Unaudited)

WGL Holdings, Inc.

Income Statement Location of Other Investments

Three Months Ended December 31, 2014 (in millions)	VIEs	Non-VIEs	Total
Equity in earnings of unconsolidated affiliates	$0.6	$0.5	$1.1
Depreciation and amortization	0.1	—	0.1
Other income (expenses)—net	0.6	(5.6)	(5.0)
Net income (loss)	$1.1	$(5.1)	$(4.0)

Three Months Ended December 31, 2013 (in millions)
Equity in earnings of unconsolidated affiliates	$0.3	$0.2	$0.5
Depreciation and amortization	0.1	—	0.1
Other income—net	0.9	—	0.9
Net income	$1.1	$0.2	$1.3

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

In connection with billing for unregulated third party marketers and with other miscellaneous billing processes, Washington Gas collects cash on behalf of affiliates and transfers the cash in a reasonable time period. Cash collected by Washington Gas on behalf of its affiliates but not yet transferred is recorded in “Payables to associated companies” on Washington Gas’ balance sheets. The following table presents the receivables and payables from associated companies as of December 31, 2014 and September 30, 2014.

Washington Gas Light Company Receivables / Payables from Associated Companies
(In millions)	December 31, 2014	September 30, 2014
Receivables from Associated Companies	$3.6	$4.8
Payables to Associated Companies	$67.7	$54.7

Washington Gas provides gas balancing services related to storage, injections, withdrawals and deliveries to all energy marketers participating in the sale of natural gas on an unregulated basis through the customer choice programs that operate in its service territory. These balancing services include the sale of natural gas supply commodities related to various peaking arrangements contractually supplied to Washington Gas and then partially allocated and assigned by Washington Gas to the energy marketers, including WGL Energy Services. Washington Gas records revenues for these balancing services pursuant to tariffs approved by the appropriate regulatory bodies. These related party amounts have been eliminated in the consolidated financial statements of WGL. The following table shows the amounts Washington Gas charged WGL Energy Services for balance services.

Washington Gas Light Company-Gas Balancing Service Charges
	Three Months Ended December 31,
(In millions)	2014	2013
Gas balancing service charge	$5.5	$3.8

As a result of these balancing services, an imbalance is created for volumes of natural gas received by Washington Gas that are not equal to the volumes of natural gas delivered to customers of the energy marketers. WGL Energy Services recognized an accounts payable to Washington Gas in the amount of $3.2 million and an accounts receivable from Washington Gas in the amount of $0.02 million at December 31, 2014 and September 30, 2014, respectively, related to an imbalance in gas volumes. Due to regulatory treatment, these payables and receivables are not eliminated in the consolidated financial statements of WGL. Refer to Note 1—Accounting Policies of the Notes to Consolidated Financial Statements of the combined Annual Report on Form 10-K for the fiscal year ended September 30, 2014 for further discussion of these imbalance transactions.

Washington Gas participates in a Purchase of Receivables (POR) program as approved by the Maryland Public Service Commission (PSC of MD), whereby it purchases receivables from participating energy marketers at approved discount rates. In addition, WGL Energy Services participates in POR programs with certain Maryland and Pennsylvania utilities, whereby it sells its receivables to various utilities, including Washington Gas, at approved discount rates. The receivables purchased by Washington Gas are included in “Accounts receivable” in the accompanying balance sheet. Any activity between Washington Gas and WGL Energy Services related to the POR program has been eliminated in the accompanying financial statements for WGL. At December 31, 2014 and September 30, 2014, Washington Gas had balances of $19.4 million and $7.7 million, respectively, of purchased receivables from WGL Energy Services.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 13. COMMITMENTS AND CONTINGENCIES

REGULATED UTILITY OPERATIONS

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

Washington Gas Contract Minimums
(In millions)	Pipeline Contracts(a)	Gas Purchase Commitments(b)
Remainder of 2015	$197.1	$161.3
2016	218.7	393.3
2017	210.5	526.1
2018	211.3	538.6
2019	202.7	541.3
Thereafter	1,172.6	6,285.2
Total	$2,212.9	$8,445.8

(a)	Represents minimum payments for natural gas transportation, storage and peaking contracts that have expiration dates through fiscal year 2031.
(b)	The contracts referenced above are estimated based on market prices at December 31, 2014.

REGULATORY CONTINGENCIES

Certain legal and administrative proceedings incidental to our business, including regulatory contingencies, involve WGL and/or its subsidiaries. In our opinion, we have recorded an adequate provision for probable losses or refunds to customers for regulatory contingencies related to these proceedings.

NON-UTILITY OPERATIONS

The following table summarizes the minimum commitments and contractual obligations of WGL Energy Services and WGL Midstream for the next five fiscal years and thereafter.

On November 30, 2014, WGL Holdings through its subsidiary, WGL Midstream, entered into a gas sale and purchase, and capacity agreement with GAIL Global (USA) LNG LLC, a subsidiary of GAIL (India) Limited, under which WGL Midstream has agreed to sell and deliver a minimum of 340,000 Dth per day and up to 430,000 Dth per day of natural gas, for a term of 20 years from the in-service date of the export facility. The contract price is based on index pricing, but certain gas sales will occur at a market price per Dth of gas based on the estimate of prices prevailing at designated delivery points. WGL Midstream will make deliveries using transportation capacity released by GAIL through an asset management arrangement. As a result of this agreement, purchase commitments for WGL Midstream have increased as reflected in the table below.

Contract Minimums
	WGL Energy Services			WGL Midstream
(In millions)	Gas Purchase Commitments(a)	Pipeline Contracts(b)	Electric Purchase Commitments(c)	Gas Purchase Commitments(d)	Pipeline Contracts(e)	Total
Remainder of 2015	$128.3	$2.4	$380.0	$29.3	$13.9	$553.9
2016	74.8	0.6	337.1	190.8	19.2	622.5
2017	21.4	0.6	105.3	310.0	17.7	455.0
2018	0.5	0.6	9.4	1,222.1	26.4	1,259.0
2019	—	0.6	0.1	1,345.6	24.6	1,370.9
Thereafter	—	1.3	—	23,012.6	260.9	23,274.8
Total	$225.0	$6.1	$831.9	$26,110.4	$362.7	$27,536.1

(a)	Represents fixed price commitments with city gate equivalent deliveries.
(b)	Represents minimum payments for natural gas transportation and storage contracts that have expiration dates through fiscal year 2025.
(c)	Represents electric purchase commitments that are based on existing fixed price and fixed volume contracts. Includes $23.8 million of commitments related to renewable energy credits.
(d)

Includes short-term commitments to purchase fixed volumes of natural gas, as well as long-term gas purchase commitments that contain fixed volume purchase requirements. Cost estimates are based on forward market prices for purchases under these purchase commitments.

(e)	Represents minimum payments for natural gas transportation and storage contracts that have expiration dates through fiscal year 2044.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Condensed Consolidated Financial Statements (Unaudited)

FINANCIAL GUARANTEES

WGL has guaranteed payments primarily for certain purchases of natural gas and electricity on behalf of WGL Energy Services and for certain purchase commitments on behalf of WGL Midstream. At December 31, 2014, these guarantees totaled $227.2 million and $306.3 million for WGL Energy Services and WGL Midstream, respectively. At December 31, 2014, WGL also had guarantees on behalf of other subsidiaries totaling $8.5 million. The amount of such guarantees is periodically adjusted to reflect changes in the level of financial exposure related to these commitments. For all of our financial guarantees, WGL may cancel any or all future obligations upon written notice to the counterparty, but WGL would continue to be responsible for the obligations created under the guarantees prior to the effective date of the cancellation. WGL has also guaranteed payments for certain of our external partners. At December 31, 2014, these guarantees totaled $2.1 million and the fair value of these guarantees was insignificant at December 31, 2014.

NOTE 14. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

The following table shows the components of net periodic benefit costs (income) recognized in our financial statements during the three months ended December 31, 2014 and 2013.

Components of Net Periodic Benefit Costs (Income)

	Three Months Ended December 31,
	2014		2013
(In millions)	Pension Benefits	Health and Life Benefits	Pension Benefits	Health and Life Benefits
Components of Net Periodic Benefit Costs (Income)
Service cost	$3.9	$1.7	$3.5	$2.1
Interest cost	9.8	3.7	10.1	5.4
Expected return on plan assets	(11.2)	(5.2)	(10.3)	(4.7)
Amortization of prior service cost (credit)	0.1	(3.8)	0.1	(1.0)
Amortization of actuarial loss	4.7	1.1	4.2	0.7
Net periodic benefit cost	7.3	(2.5)	7.6	2.5
Amount allocated to construction projects	(1.1)	0.5	(1.0)	(0.4)
Amount deferred as regulatory asset (liability)—net	1.8	(0.1)	1.8	0.1
Amount charged (credited) to expense	$8.0	$(2.1)	$8.4	$2.2

Amounts included in the line item “Amount deferred as regulatory asset/liability—net,” as shown in the table above, represents the amortization of unrecovered prior costs of the applicable pension benefits or the health and life benefits as approved in the District of Columbia. These balances are being amortized over a five year period.

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables show the changes in accumulated other comprehensive income for WGL and Washington Gas by component for the three months ended December 31, 2014 and 2013.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (concluded)

Notes to Condensed Consolidated Financial Statements (Unaudited)

WGL Holdings, Inc.

Changes in Accumulated Other Comprehensive Income by Component
	Three Months Ended December 31,
	2014	2013
(In thousands)
Beginning Balance	$(7,961)	$(11,048)
Qualified cash flow hedging instruments(a)	(8,265)	—
Change in prior service credit (b)	(171)	(35)
Amortization of actuarial loss (b)	484	364
Current-period other comprehensive income (loss)	(7,952)	329
Income tax expense (benefit) related to other comprehensive income	(3,947)	130
Ending Balance	$(11,966)	$(10,849)

(a)

Cash flow hedging instruments represent interest rate swap agreements on debt issuances. Refer to Note 8-Derivative and weather-related instruments for further discussion of the interest rate swap agreements.

(b)

These accumulated other comprehensive income components are included in the computation of net periodic benefit cost. Refer to Note 14-Pension and other post-retirement benefit plans for additional details.

Washington Gas Light Company

Changes in Accumulated Other Comprehensive Income by Component
	Three Months Ended December 31,
	2014	2013
(In thousands)
Beginning Balance	$(6,413)	$(11,048)
Change in prior service credit (a)	(171)	(35)
Amortization of actuarial loss (a)	484	364
Current-period other comprehensive income	313	329
Income tax expense related to other comprehensive income	124	130
Ending Balance	$(6,224)	$(10,849)

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

Both sections of Management’s Discussion—WGL and Washington Gas—are designed to provide an understanding of our operations and financial performance and should be read in conjunction with the respective company’s financial statements and the combined Notes to Consolidated Financial Statements in this quarterly report as well as our combined Annual Report on Form 10-K for WGL and Washington Gas for the fiscal year ended September 30, 2014 (2014 Annual Report).

Unless otherwise noted, earnings per share amounts are presented on a diluted basis, and are based on weighted average common and common equivalent shares outstanding. Our operations are seasonal and, accordingly, our operating results for the interim periods presented are not indicative of the results to be expected for the full fiscal year.

EXECUTIVE OVERVIEW

Introduction

WGL, through its subsidiaries, sells and delivers natural gas and provides a variety of energy-related products and services to customers primarily in the District of Columbia and the surrounding metropolitan areas in Maryland and Virginia. In addition to our primary markets, WGL’s non-utility subsidiaries provide customized energy solutions across a much wider footprint, with business activities in 32 states and the District of Columbia.

WGL has four operating segments:

—	regulated utility;

—	retail energy-marketing;

—	commercial energy systems and

—	midstream energy services.

Regulated Utility Operating Segment

The regulated utility operating segment is composed of our core subsidiary, Washington Gas. Washington Gas engages in the delivery and sale of natural gas that is regulated by regulatory commissions in the District of Columbia, Maryland and Virginia. During the first quarter, our utility customer base continued to grow as average customer meters increased by over 12,100 meters when compared to the same quarter in the prior fiscal year. Additional realized and unrealized revenues from asset optimization, rates, and accelerated pipeline replacement programs contributed to the segment’s success during the first quarter of fiscal year 2015.

Retail Energy-Marketing Operating Segment

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations

We offer competitively priced natural gas, electricity and energy from renewable sources to customers through WGL Energy Services, our non-utility retail energy-marketing subsidiary. During the first quarter, this segment exhibited higher realized electric gross margins which were a result of lower capacity charges and lower costs for ancillary services. These higher margins were offset by unrealized mark-to-market losses for derivatives, lower sales volumes which were primarily due to a decline in customers and warmer weather during the three months ended December 31, 2014 when compared to the same quarter in the prior fiscal year.

Commercial Energy Systems Operating Segment

Through WGL Energy Systems and WGSW we offer efficient and sustainable commercial energy solutions focused on owning and operating distributed generation assets such as Solar Photovoltaic (Solar PV) systems and upgrading energy related systems of large government and commercial facilities. This segment continues to grow its distributed generation assets in service as well as its federal contracting and investment solar businesses.

Midstream Energy Services Operating Segment

WGL Midstream engages in acquiring and optimizing natural gas storage and transportation assets. During the quarter, this segment continued to capitalize on optimization opportunities offered by cold weather while continuing to invest in pipeline projects under investment. The increase in earnings for this segment reflects favorable unrealized gains on derivatives, storage spreads, which were partially offset by a lower-of-cost- or market adjustment and development expenses.

Other Activities

Transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our four operating segments, are aggregated as “Other Activities” and included as part of non-utility operations. Results for Other Activities includes and impairment of ASDHI.

PRIMARY FACTORS AFFECTING WGL AND WASHINGTON GAS

The principal business, economic and other factors that affect our operations and/or financial performance include:

•	weather conditions and weather patterns;

•	regulatory environment, regulatory decisions and changes in legislation;

•	availability of natural gas supply and pipeline transportation and storage capacity;

•	diversity of natural gas supply;

•	volatility of natural gas and electricity prices;

•	non-weather related changes in natural gas consumption patterns;

•	maintaining the safety and reliability of the natural gas distribution system;

•	competitive environment;

•	environmental matters;

•	industry consolidation;

•	economic conditions and interest rates;

•	inflation;

•	use of business process outsourcing; and

•	labor contracts, including labor and benefit costs.

For further discussion of the factors listed above, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2014 Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on November 21, 2014. Also, refer to the section entitled “Safe Harbor for Forward-Looking Statements” included in this quarterly report for a listing of forward-looking statements related to factors affecting WGL and Washington Gas.

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

We have identified the following critical accounting policies that require our judgment and estimation, where the resulting estimates may have a material effect on the consolidated financial statements:

•	accounting for unbilled revenue;

•	accounting for regulatory operations — regulatory assets and liabilities;

•	accounting for income taxes;

•	accounting for contingencies;

•	accounting for derivatives;

•	accounting for fair value instruments; and

•	accounting for pension and other post-retirement benefit plans.

For a description of these critical accounting policies, refer to Management’s Discussion within the 2014 Annual Report. There were no new critical accounting policies or changes to our critical accounting policies during the three month period ended December 31, 2014.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

WGL HOLDINGS, INC.

RESULTS OF OPERATIONS—Three Months Ended December 31, 2014 vs. December 31, 2013

Beginning in fiscal year 2015, our chief operating decision maker utilizes earnings before interest and tax (“EBIT”) as the primary measure of profit and loss in assessing the results of each segment’s operations. EBIT includes operating income, other income (expense) and earnings from unconsolidated affiliates. We believe that EBIT enhances the ability to evaluate segment performance because it excludes interest and income tax expense, which are affected by corporate-wide strategies such as capital financing and tax sharing allocations.

EBIT should not be considered as an alternative to, or a more meaningful indicator of our operating performance than, net income. Refer to summary results below for a reconciliation of EBIT to income before income taxes.

Summary Results

For the three months ended December 31, 2014, WGL reported net income applicable to common stock of $63.9 million, an increase of $45.3 million over net income applicable to common stock of $18.6 million reported for the three months ended December 31, 2013. For the twelve month period ended December 31, 2014 and 2013, we earned a return on average common equity of 12.0% and 3.6%, respectively.

The following table summarizes our EBIT by operating segment for the three months ended December 31, 2014 and 2013.

Analysis of Consolidated Results

	Three Months Ended December 31,		Increase/
(In millions)	2014	2013	(Decrease)
EBIT:
Regulated utility	$114.6	$65.5	$49.1
Retail energy-marketing	(16.0)	5.3	(21.3)
Commercial energy systems	0.3	(0.6)	0.9
Midstream energy services	26.8	(34.2)	61.0
Other activities	(7.1)	(2.7)	(4.4)
Intersegment eliminations	—	0.1	(0.1)
Total	118.6	33.4	85.2
Interest expense	12.3	9.0	3.3
Income before income taxes	$106.3	$24.4	$81.9
Income tax expense	42.1	5.5	36.6
Dividends on Washington Gas preferred stock	0.3	0.3	—
Net income applicable to common stock	$63.9	$18.6	$45.3

EARNINGS PER AVERAGE COMMON SHARE
Basic	$1.28	$0.36	$0.92
Diluted	$1.28	$0.36	$0.92

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Regulated Utility Operating Results

The following table summarizes the regulated utility segment’s financial data for the three months ended December 31, 2014 and 2013.

Regulated Utility Financial Data

	Three Months Ended December 31,		Increase/
(In millions)	2014	2013	(Decrease)
Utility net revenues(1):
Operating revenues	$387.2	$390.4	$(3.2)
Less: Cost of gas	135.2	190.7	(55.5)
Revenue taxes	23.6	24.7	(1.1)
Total utility net revenues	228.4	175.0	53.4
Operation and maintenance	74.1	71.3	2.8
Depreciation and amortization	26.9	25.3	1.6
General taxes and other assessments	12.3	12.8	(0.5)
Other expenses—net	0.5	0.1	0.4
EBIT	$114.6	$65.5	$49.1

(1)

We utilize utility net revenues, calculated as revenues less the associated cost of energy and applicable revenue taxes, to assist in the analysis of profitability for the regulated utility segment. The cost of the natural gas commodity and revenue taxes are generally included in the rates that Washington Gas charges to customers as reflected in operating revenues. Accordingly, changes in the cost of gas and revenue taxes associated with sales made to customers generally have no direct effect on utility net revenues, operating income or net income. Utility net revenues should not be considered an alternative, or a more meaningful indicator of our operating performance than operating income. Additionally, utility net revenues may not be comparable to similarly titled measures of other companies.

The regulated utility segment’s EBIT was $114.6 million for the three months ended December 31, 2014, compared to EBIT of $65.5 million reported for the same period of the prior fiscal year. The increase primarily reflects the following:

•	higher utility net revenue related to growth of more than 12,100 average active customer meters;

•	higher unrealized mark-to-market valuations associated with our asset optimization program;

•	rate recovery related to the accelerated pipeline replacement programs and

•	higher revenues due to new base rates in Maryland.

Partially offsetting these favorable variances were:

•	warmer weather in the District of Columbia;

•	higher operating expenses due to increased labor and employee incentive costs and

•	higher depreciation due to the growth in our utility plant.

Utility Net Revenues. The following table provides the key factors contributing to the changes in the utility net revenues of the regulated utility segment between the three months ended December 31, 2014 and 2013.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Composition of Changes in Utility Net Revenues

(In millions)	Increase/ (Decrease)
Customer growth	$1.5
Estimated effects of weather and consumption patterns	(1.2)
Impact of rate cases	2.6
Accelerated replacement programs	2.3
Asset optimization:
Realized margins	0.4
Unrealized mark-to-market valuations	51.2
Lower-of-cost or market	(0.7)
DC pension and OPEB tracker	(1.6)
Other	(1.1)
Total	$53.4

Customer growth — Average active customer meters increased by more than 12,100 for the three months ended December 31, 2014 compared to the same period of the prior fiscal year.

Impact of rate cases — New base rates were approved in Maryland effective November 23, 2013.

Accelerated Replacement Programs — Revenues increased due to our ability to increase rates/recover a surcharge in order to obtain a specified return on investment and recovery of costs associated with accelerated pipeline replacement programs in Maryland, Virginia and in the District of Columbia.

Asset optimization — We recorded net unrealized gains associated with our energy-related derivatives of $25.0 million for the three months ended December 31, 2014, compared to unrealized losses of $26.2 million reported for the same period of the prior fiscal year. When these derivatives settle, any unrealized amounts will ultimately reverse and Washington Gas will realize margins in combination with related transactions that these derivatives economically hedge. Washington Gas recorded a $0.7 million lower-of-cost or market adjustment related to their storage gas inventory during the three months ended December 31, 2014. Washington Gas recorded no lower-of-cost or market adjustments related to its storage gas during the three months ended December 31, 2013. Refer to the section entitled “Market Risk—Price Risk Related to the Regulated Utility Segment” for further discussion of our asset optimization program.

Operation and Maintenance Expenses. The following table provides the key factors contributing to the changes in operation and maintenance expenses of the Regulated Utility for the three months ended December 31, 2014 and 2013.

Composition of Changes in Operation and Maintenance Expenses

(In millions)	Increase/ (Decrease)
Employee incentives and direct labor costs	$3.9
Employee benefits	(4.3)
Business development and strategy	0.9
Miscellaneous uncollectible accounts	0.8
Other	1.5
Total	$2.8

Employee incentives and direct labor costs — Washington Gas incurred increased employee incentives and labor costs for the three months ended December 31, 2014 over the same period of the previous fiscal year, as a result of merit increases as well as an increase in the valuation of our performance units.

Employee benefits — The decrease primarily relates to an amendment to the post-retirement benefits plan resulting in a re-measurement of the benefit obligation and a reduction in the net periodic expense for the quarter compared to the same period of the prior year.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Depreciation and Amortization. The $1.6 million increase in depreciation and amortization reflects growth in our investment in utility plant.

Retail Energy-Marketing

The following table depicts the retail energy-marketing segment’s financial data along with selected statistical data.

Retail Energy-Marketing Financial and Statistical Data

	Three Months Ended December 31,		Increase /
	2014	2013	(Decrease)
Operating Results (In millions)
Gross margins(1):
Operating revenues	$330.5	$322.9	$7.6
Less: Cost of energy	332.1	303.3	28.8
Revenue taxes	2.0	1.9	0.1
Total gross margins	(3.6)	17.7	(21.3)
Operation expenses	11.0	11.2	(0.2)
Depreciation and amortization	0.2	0.2	—
General taxes and other assessments	1.2	1.1	0.1
Operating income	(16.0)	5.2	(21.2)
Equity in earnings of unconsolidated affiliates	—	—	—
Other income (expenses)—net	—	0.1	(0.1)
EBIT	(16.0)	5.3	(21.3)

Analysis of gross margins (In millions)
Natural gas
Realized margins	$7.8	$9.3	$(1.5)
Unrealized mark-to-market gains (losses)	(20.2)	4.2	(24.4)
Total gross margins—natural gas	(12.4)	13.5	(25.9)
Electricity
Realized margins	13.4	4.5	8.9
Unrealized mark-to-market losses	(4.6)	(0.3)	(4.3)
Total gross margins—electricity	8.8	4.2	4.6
Total gross margins	$(3.6)	$17.7	$(21.3)

Other Retail Energy-Marketing Statistics
Natural gas
Therm sales (millions of therms)	201.1	210.6	(9.5)
Number of customers (end of period)	153,400	168,000	(14,600)
Electricity
Electricity sales (millions of kWhs)	2,668.5	2,828.4	(159.9)
Number of accounts (end of period)	156,600	189,000	(32,400)

(1) We utilize gross margins to assist with the analysis of profitability for the retail energy-marketing segment. Gross margins are calculated as revenues less the associated cost of energy and applicable revenue taxes. We consider gross margins to be a better reflection of profitability than gross revenues or gross energy costs for our retail energy-marketing segment because gross margins are a direct measure of the success of our core strategy for the sale of natural gas and electricity. Gross margins should not be considered an alternative, or a more meaningful indicator of our operating performance than operating income. Additionally, gross margins may not be comparable to similarly titled measures of other companies.

The retail energy-marketing segment reported EBIT of ($16.0) million for the three months ended December 31, 2014, compared to EBIT of $5.3 million for the same period of the prior fiscal year. The decrease in EBIT primarily reflects unrealized mark-to-market losses for derivatives in the current period. Period-to-period comparisons of quarterly gross margins for this segment can vary significantly and are not necessarily representative of expected annualized results.

Gross margins from natural gas sales decreased by $25.9 million for the three months ended December 31, 2014, compared to the same period in the prior fiscal year. This comparison reflects lower unrealized mark-to-market valuations of $24.4 million due to fluctuating market prices and a decrease of $1.5 million in realized natural gas margins due to decreased sales volumes, lower customer counts and higher gas cost from storage withdrawals.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Gross margins from electric sales increased by $4.6 million for the three months ended December 31, 2014, compared to the same period of the prior fiscal year. This comparison reflects higher realized electric retail margins of $8.9 million compared to the same quarter in the prior year due to lower capacity and ancillary service charges from the regional power grid operator (PJM) associated with fixed price retail contracts partially offset by a decrease of $4.3 million in unrealized mark-to-market valuations due to fluctuating market prices.

Commercial Energy Systems

The table below represents the financial results by division of the commercial energy systems segment for the three months ended December 31, 2014 and 2013.

Commercial Energy Systems Segment EBIT Analysis

	Three Months Ended December 31,		Increase
(In millions)	2014	2013	(Decrease)
EBIT:
Federal	$0.2	$(0.6)	$0.8
Distributed generation	(0.3)	(0.2)	(0.1)
Investment solar	0.4	0.2	0.2
Total	$0.3	$(0.6)	$0.9

The commercial energy systems segment EBIT was $0.3 million for the three months ended December 31, 2014, compared to EBIT of ($0.6) million for the same period of the prior fiscal year. This improvement reflects increases in the federal contracting and investment solar businesses. Additionally, not reflected in EBIT are investment tax credits related to our distributed generation assets. These were $0.9 million and $0.6 million for the three months ended December 31, 2014 and 2013, respectively.

Midstream Energy Services

The midstream energy services segment EBIT was $26.8 million for the three months ended December 31, 2014, compared to EBIT of ($34.2) million reported for the same period of the prior fiscal year. This improvement primarily reflects an increase in mark-to-market valuations on our derivative instruments of $76.8 million as well as favorable storage spreads. These favorable variances were partially offset by a $17.5 million reduction to income due to a lower-of-cost or market adjustment on storage gas inventory in the current period and higher development expenses.

Other Non-Utility Activities

Transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our four operating segments, are aggregated as “Other Activities” and included as part of non-utility operations. Our other non-utility activities reflect EBIT of ($7.1) million and ($2.7) million for the three months ended December 31, 2014 and 2013, respectively. The comparison reflects a $5.6 million impairment recorded in the three months ended December 31, 2014 related to ASDHI.

Intersegment Eliminations

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Intersegment eliminations represents the elimination of intercompany interest, as well as timing differences between Commercial Energy Systems’ recognition of revenue for the sale of SREC’s to Retail Energy-Marketing and Retail Energy-Marketing’s recognition of the associated expense.

Consolidated Interest Expense

The following table shows the components of WGL’s consolidated interest expense for the three months ended December 31, 2014 and 2013. The increase in interest on long-term debt primarily comprises new unsecured MTNs and private placement notes issued by Washington Gas and senior notes issued by WGL.

Composition of Consolidated Interest Expense

	Three Months Ended December 31,		Increase/
(In thousands)	2014	2013	(Decrease)
Interest on long-term debt	$12,028	$8,786	3,242
Allowance for funds used during construction and other- net	282	206	76
Total	$12,310	$8,992	3,318

Consolidated Income Taxes

The following table shows WGL’s consolidated income tax expense and effective income tax rate for the three months ended December 31, 2014 and 2013.

Consolidated Income Taxes Financial Data

	Three Months Ended December 31,		Increase/
(In millions)	2014	2013	(Decrease)
Income before income taxes	$106.3	$24.4	$81.9
Income tax expense	42.1	5.5	36.6
Effective income tax rate	39.6%	22.5%	17.1%

The effective income tax rate for the three months ended December 31, 2014 and 2013 was 39.6% and 22.5%, respectively. The primary driver for this increase was the tax benefit recorded during the three months ended December 31, 2013 for reinstatement of regulatory assets related to the tax effect of Med D, causing the rate to be lower during the prior year period. Refer to Note 9—Income Taxes of the Notes to the Consolidated Financial Statements of our combined Annual Report on Form 10-K for details. An additional factor was a valuation allowance recorded during the three months ended December 31, 2014 due to the capital nature of the impairment charge of ASDHI. Refer to Note 9—Fair Value of the Notes to the Consolidated Financial Statements for additional details of the impairment.

LIQUIDITY AND CAPITAL RESOURCES

General Factors Affecting Liquidity

Access to short-term debt markets is necessary for funding our short-term liquidity requirements, the most significant of which include buying natural gas, electricity, and pipeline capacity, and financing accounts receivable and storage gas inventory. Our need for access to long-term capital markets is driven primarily by capital expenditures, investment opportunities, maturities of long-term debt, and the availability of government funding through deferred taxes.

During the three months ended December 31, 2014, both WGL and Washington Gas met their liquidity and capital needs through retained earnings, the issuance of commercial paper and long-term debt.

Our ability to access capital markets depends on our credit ratings, general market liquidity, and investor demand for our securities. Our credit ratings depend largely on the financial performance of our subsidiaries, and a ratings downgrade could both increase our borrowing costs and trigger the need for posting additional collateral with our wholesale counterparties or other creditors. In support of our credit ratings, we have a goal to maintain our common equity ratio in the 50% range of total consolidated capital. As of December 31, 2014, total consolidated capitalization, including current maturities of long-term debt and excluding notes payable, comprised 54.9% common equity, 1.2% preferred stock and 43.9% long-term debt. The level of this ratio varies during the fiscal year due to the seasonal nature of our business. This seasonality also affects our short-term debt balances, which are typically higher in the fall and winter months and substantially lower in the spring when

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

a significant portion of our current assets are converted into cash at the end of the heating season. Our cash flow requirements and our ability to provide satisfactory resources to meet those requirements are primarily influenced by the activities of all of WGL’s operating segments.

Our plans provide for sufficient liquidity to satisfy our financial obligations. At December 31, 2014, we had no restrictions on our cash balances or retained earnings that would affect the payment of common or preferred stock dividends by either WGL or Washington Gas.

Short-Term Cash Requirements and Related Financing

Washington Gas has seasonal short-term cash requirements to fund the purchase of storage gas inventory in advance of the winter heating season. At December 31, 2014 and September 30, 2014, Washington Gas had balances in gas storage of $150.1 million and $156.1 million, respectively. Washington Gas collects the cost of gas under cost recovery mechanisms approved by its regulators. Additionally, Washington Gas may be required to post cash collateral for certain purchases.

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

Variations in the timing of collections under its gas cost recovery mechanisms can significantly affect Washington Gas’ short-term cash requirements. At December 31, 2014 and September 30, 2014, Washington Gas had $5.9 million and $9.8 million in net over-collections, respectively, of gas costs reflected in current liabilities as gas costs due to customers. Amounts under-collected or over-collected that are generated during the current gas cost recovery cycle are deferred as a regulatory asset or liability on the balance sheet until September 1 of each year, at which time the accumulated amount is transferred to gas costs due from/to customers as appropriate. At December 31, 2014 and September 30, 2014, Washington Gas had net regulatory assets of $37.4 million and $0.9 million, respectively, related to the current gas recovery cycle.

WGL and Washington Gas use short-term debt in the form of commercial paper or unsecured short-term bank loans to fund seasonal cash requirements. Our policy is to maintain back-up bank credit facilities in an amount equal to or greater than our expected maximum commercial paper position. Bank credit balances available to WGL and Washington Gas net of commercial paper balances were $238.0 million and $212.0 million at December 31, 2014 and $85.5 million and $261.0 million at September 30, 2014, respectively.

On December 19, 2014, WGL Holdings and Washington Gas each entered into a first amendment to its respective credit agreements, each dated April 3, 2012. The first amendments extend the maturity date of each credit facility until December 19, 2019, provided that the credit facilities will terminate on September 30, 2017 if Washington Gas does not obtain an extension of a regulatory approval authorizing the incurrence of short-term indebtedness. The credit facility for WGL permits it to borrow up to $450.0 million, and further permits, with the banks’ approval, additional borrowings of $100.0 million for a maximum potential total of $550.0 million. The credit facility for Washington Gas permits it to borrow up to $350.0 million, and further permits, with the banks’ approval, additional borrowings of $100.0 million for a maximum potential total of $450.0 million. The interest rate on loans made under each of the credit facilities will be a fluctuating rate per annum that will be set using certain parameters at the time each loan is made. WGL and Washington Gas incur credit facility fees, which in some cases are based on the long-term debt ratings of Washington Gas. In the event that the long-term debt of Washington Gas is downgraded below certain levels, WGL and Washington Gas would be required to pay higher fees. There are five different levels of fees. The credit facility for WGL defines its applicable fee level as one level below the level applicable to Washington Gas. Under the terms of the credit facilities, the lowest level facility fee is 0.06% and the highest is 0.175%. The amended credit agreements provide for a term of five years and expire on December 19, 2019. The credit agreements each have two one-year extension options. Refer to Note 3—Short-Term Debt of the Notes to the Consolidated Financial Statements for further information.

A share repurchase program was approved by the Board of Directors and announced on August 7, 2014 to repurchase WGL’s common stock up to an amount of $150 million. The shares may be repurchased in the open market or in privately negotiated transactions. The repurchase program is authorized for a two year period. During the quarter ended December 31, 2014, we repurchased 1.0 million shares of common stock for a cost of $41.5 million. Since the program’s inception, we have repurchased 2.3 million shares of common stock for a total cost of $97.6 million.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

To manage credit risk, Washington Gas may require certain customers and suppliers to provide deposits, which are reported as current liabilities in “Customer deposits and advance payments,” in the accompanying balance sheets. At December 31, 2014 and September 30, 2014, “Customer deposits and advance payments” totaled $78.5 million and $68.3 million, respectively.

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

For WGL Energy Services and WGL Midstream, deposits would typically represent collateral for transactions with wholesale counterparties. These deposits may be reduced, repaid or increased at any time based on the current value of WGL Energy Services’ or WGL Midstream’s net position with the counterparty. Currently, there are no restrictions on the use of deposited funds and interest is paid to the counterparty on these deposits in accordance with its contractual obligations. Refer to the section entitled “Credit Risk “ for further discussion of our management of credit risk.

WGL Energy Services and WGL Midstream have seasonal short-term cash requirements to fund the purchase of storage gas inventory in advance of the winter heating season. At December 31, 2014 and September 30, 2014, WGL Energy Services had balances in gas storage of $38.7 million and $50.5 million, respectively. WGL Energy Services collects revenues that are designed to reimburse commodity costs used to supply their retail customer and wholesale counterparty contracts. At December 31, 2014 and September 30, 2014, WGL Midstream had balances in gas storage of $108.2 million and $127.0 million, respectively. As market opportunities arise, WGL Midstream collects revenues in excess of its commodity costs through its wholesale counterparty contracts. WGL Energy Services and WGL Midstream derive funding to finance these activities from short-term debt issued by WGL. Additionally, WGL Energy Services and WGL Midstream may be required to post cash collateral for certain purchases. WGL Energy Services and WGL Midstream may be required to provide parent guarantees from WGL for certain transactions.

In addition to storage gas, WGL Midstream also has short-term cash requirements to fund the construction of Constitution and the Central Penn Line pipelines. At December 31, 2014, WGL Midstream had a $36.2 million investment related to these pipelines. WGL Midstream derives funding to finance these activities from short-term debt issued by WGL.

WGL Energy Systems has cash requirements to fund the construction and purchase of residential and commercial distributed generating systems. WGL Energy Systems derives funding to finance these activities from short-term debt issued by WGL but may also utilize long-term debt issued by WGL.

Long-Term Cash Requirements and Related Financing

The primary drivers of our long-term cash requirements include capital expenditures, non-utility investments, long-term debt maturities and decisions to refinance long-term debt and our share repurchase program. For the regulated utility segment, our capital expenditures primarily relate to adding new utility customers and system supply as well as maintaining the safety and reliability of Washington Gas’ distribution system. Refer to the section entitled “Capital Expenditures” for discussion of our capital expenditures forecast and our 2014 Annual Report for a discussion of our long-term debt maturities.

For our non-utility segments, our long-term cash requirements primarily depend upon the level of investments and capital expenditures. For WGL Midstream, our investments primarily relate to providing capital for construction of the pipeline investments. For WGL Energy Systems, our investments primarily relate to providing capital for construction of new residential and commercial solar projects.

WGL Debt Issuances. On October 24, 2014, WGL issued $100.0 million of 2.25% notes due November 1, 2019 (“2019 Notes”) and $125.0 million of 4.60% notes due November 1, 2044 (“2044 Notes”). The notes were priced at 99.79% and 99.23% of par, respectively. WGL may redeem the 2019 Notes at any time prior to October 1, 2019 subject to a make whole premium plus accrued and unpaid interest. At any time on or after October 1, 2019, WGL may redeem the 2019 Notes at any time at 100% of the principal of such notes, plus accrued and unpaid interest. WGL may redeem the 2044 Notes at any time prior to

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

May 1, 2044 subject to a make whole premium, plus accrued and unpaid interest. WGL may redeem the 2044 Notes at any time on or after May 1, 2044 at 100% of the principal of such notes, plus accrued and unpaid interest.

On December 16, 2014, WGL re-opened the 2044 Notes offering and sold an additional $25.0 million of 4.60% notes due November 1, 2044. These additional notes were priced at 97.61% of par. In order to match interest payments with the earlier issuance, WGL received $0.2 million of accrued interest at the settlement date. These notes have the same terms and provisions as the earlier issuance.

The net proceeds from the sale of these notes will be used by WGL primarily to fund the repurchase of outstanding securities of WGL and capital investments of its non-utility subsidiaries.

Washington Gas Debt Issuances. On December 15, 2014, Washington Gas issued $50.0 million of 4.24% notes due December 15, 2044 in a private placement exempt from the registration requirements of the Securities Act of 1933 in reliance on Section 4(a)(2) of the Securities Act. Proceeds from these notes, after the payment of placement fees in connection with the transaction, will be used for general corporate purposes.

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

Credit Ratings for Outstanding Debt Instruments

	WGL		Washington Gas
Rating Service	Unsecured Medium-Term Notes	Commercial Paper	Unsecured Medium-Term Notes	Commercial Paper
Fitch Ratings(a)	A	F1	AA-	F1
Moody’s Investors Service(b)	A3	P-2	A1	P-1
Standard & Poor’s Ratings Services(c)	A	A-1	A+	A-1

(a)	The long-term debt ratings outlook issued by Fitch Ratings for WGL and Washington Gas is stable.
(b)	The long-term debt ratings outlook issued by Moody’s Investors Service for WGL and Washington Gas is stable.
(c)	The long-term debt ratings outlook issued by Standard & Poor’s Rating Services for WGL and Washington Gas is stable.

Ratings Triggers and Certain Debt Covenants

WGL and Washington Gas pay credit facility fees, which in some cases are based on the long-term debt ratings of Washington Gas. Under the terms of WGL’s and Washington Gas’ credit agreements, the ratio of consolidated financial indebtedness to consolidated total capitalization cannot exceed 0.65 to 1.0 (65.0%). In addition, WGL and Washington Gas are required to inform lenders of changes in corporate existence, financial conditions, litigation and environmental warranties that might have a material effect on debt ratings. The failure to inform the lenders’ agent of material changes in these areas might constitute default under the agreements. Additionally, failure to pay principal or interest on any other indebtedness may be deemed a default under our credit agreements. A default, if not remedied, may lead to a suspension of further loans and/or acceleration in which obligations become immediately due and payable. At December 31, 2014, we were in compliance with all of the covenants under our revolving credit facilities.

For certain of Washington Gas’ natural gas purchase and pipeline capacity agreements, if the long-term debt of Washington Gas is downgraded to or below the lower of a BBB- rating by Standard & Poor’s or a Baa3 rating by Moody’s Investors Service, or if Washington Gas is deemed by a counterparty not to be creditworthy, then the counterparty may withhold service or deliveries, or may require additional credit support. For certain other agreements, if the counterparty’s credit exposure to Washington Gas exceeds a contractually defined threshold amount, or if Washington Gas’ credit rating declines by a certain rating level, then the counterparty may require additional credit support. At December 31, 2014,

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Washington Gas would not be required to provide additional credit support by these arrangements if its long-term credit rating was to be downgraded by one rating level.

WGL guarantees payments for certain purchases of natural gas and electricity on behalf of WGL Energy Services and WGL Midstream (refer to “Contractual Obligations, Off-Balance Sheet Arrangements and Other Commercial Commitments” for a further discussion of these guarantees). If the credit rating of WGL declines, WGL Energy Services and WGL Midstream may be required to provide additional credit support for these purchase contracts. At December 31, 2014, WGL Energy Services would be required to provide additional credit support of $14.5 million for these arrangements if the long-term credit rating of WGL was to be downgraded by one rating level. At December 31, 2014, WGL Midstream would not be required to provide additional credit support for these arrangements if the long-term credit rating of WGL was to be downgraded by one rating level.

Historical Cash Flows

The following table summarizes WGL’s net cash provided by (used in) operating, investing and financing activities for the three months ended December 31, 2014 and 2013:

	Three Months Ended December 31,
(In millions)	2014	2013	Increase/ (Decrease)
Cash provided by (used in):
Operating activities	$11.7	$(12.6)	$24.3
Investing activities	$(139.7)	$(73.8)	$(65.9)
Financing activities	$126.6	$87.8	$38.8

Cash Flows Provided by (Used in) Operating Activities

The regulated utility’s cash flows from operating activities principally reflect gas sales and deliveries and the cost of operations. The volume of gas sales and deliveries is dependent primarily on factors external to the utility, such as growth of customer demand, weather, market prices for energy, economic conditions and measures that promote energy efficiency. Under revenue and weather normalization , ratemaking adjustments and decoupling mechanisms in place, changes in delivery volumes from levels assumed when rates were approved may affect the timing of cash flows but not net income. The price at which the utility provides energy to customers is determined in accordance with regulatory approved tariffs. In general, changes in the utility’s cost of purchased power, fuel and gas may affect the timing of cash flows but not net income because the costs are recovered in accordance with rate agreements. In addition, the regulated utility’s cash flow is impacted by the timing of derivative settlements.

The non-utility cash flows from operating activities primarily reflect the timing of receipts related to distributed generation and federal projects at commercial energy systems and the timing of receipts related to electric and gas bills for retail-energy marketing. The timing of gas purchases and sales resulting from asset optimization arrangements affect midstream energy services. Both WGL Energy Services and WGL Midstream cash flows are impacted by the timing of derivative settlements.

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

Net cash flows provided by operating activities for the three months ended December 31, 2014 was $11.7 million compared to net cash flows used in operating activities of ($12.6) million for the three months ended December 31, 2013. The increase in net cash flows reflects timing differences with respect to cash flows for energy related payments and receipts as well as the timing of income tax payments.

The change in regulatory assets principally reflects changes in deferred pension and post-retirement benefit costs in accordance with the accounting rules for retirement benefits.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Cash Flows Used in Investing Activities

During the three months ended December 31, 2014, cash flows used in investing activities totaled ($139.7) million compared to ($73.8) million for the three months ended December 31, 2013. Capital expenditures increased by ($74.7) due to additional funding for Washington Gas as a result of accelerated pipeline replacement programs and investments in commercial solar projects. In addition, investing activities also reflect investments in our pipeline projects.

Cash Flows Provided by Financing Activities

Cash flows provided by financing activities totaled $126.6 million for the three months ended December 31, 2014, a $38.8 million increase over the same period of the prior year. This increase reflects a $258.2 million increase in the issuance of long-term debt, net, partially offset by a ($173.7) million net change in notes payable retired/issued and ($41.5) million in common stock repurchased in the current quarter.

CONTRACTUAL OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS, AND OTHER COMMERCIAL COMMITMENTS

Contractual Obligations

On November 30, 2014, WGL Holdings through its subsidiary, WGL Midstream, entered into a gas sale and purchase, and capacity agreement with GAIL Global (USA) LNG LLC, a subsidiary of GAIL (India) Limited, under which WGL Midstream has agreed to sell and deliver a minimum of 340,000 Dth per day and up to 430,000 Dth per day of natural gas, for a term of 20 years from the in-service date of the export facility. The contract price is based on index pricing, but certain gas sales will occur at a market price per Dth of gas based on the estimate of prices prevailing at designated delivery points. WGL Midstream will make deliveries using transportation capacity released by GAIL through an asset management arrangement. As a result of this agreement, purchase commitments for WGL Midstream have increased as reflected in the table below.

The estimated obligations as of December 31, 2014 for future fiscal years are shown below.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Estimated Contractual Obligations and Commercial Commitments
	Years Ended September 30,
(In millions)	Total	Remainder 2015	2016	2017	2018	2019	Thereafter
Pipeline and storage contracts(a)	$2,581.7	$213.4	$238.5	$228.8	$238.3	$227.9	$1,434.8
Long-term debt(b)	991.0	20.0	25.0	—	—	50.0	896.0
Interest expense(c)	890.2	36.8	48.4	48.1	48.1	45.0	663.8
Gas purchase commitments
—Washington Gas(d)	8,445.8	161.3	393.3	526.1	538.6	541.3	6,285.2
—WGL Energy Services(e)	225.0	128.3	74.8	21.4	0.5	—	—
—WGL Midstream(d)	26,110.4	29.3	190.8	310.0	1,222.1	1,345.6	23,012.6
Electric purchase commitments(f)	831.9	380.0	337.1	105.3	9.4	0.1	—
Operating leases	34.9	6.1	6.4	4.9	4.4	1.1	12.0
Business process outsourcing(g)	81.9	24.2	33.4	24.3	—	—	—
Other long-term commitments(h)	19.7	7.9	5.0	4.2	2.2	—	0.4
Total	$40,212.5	$1,007.3	$1,352.7	$1,273.1	$2,063.6	$2,211.0	$32,304.8

(a)Represents minimum payments for natural gas transportation, storage and peaking contracts that have expiration dates through fiscal year 2044. Additionally, includes minimum payments for WGL Energy Services and WGL Midstream pipeline contracts.

(b)Represents scheduled repayment of principal. Excludes $6.3 million in debt that is anticipated to be a non-cash extinguishment of project debt financing.

(c)Represents the scheduled interest payments associated with long-term debt for WGL and Washington Gas.

(d)Includes commitments to purchase fixed volumes of natural gas. All contracts are based on market prices, other than contracts for which there is a fixed price.

(e)Represents commitments based on a combination of market prices at December 31, 2014 and fixed price as well as index priced contract commitments for natural gas delivered to various city gate stations, including the cost of transportation to that point, which is bundled in the purchase price.

(f)Represents electric purchase commitments that are based on existing fixed price and fixed volume contracts. Also includes $23.8 million related to renewable energy credits.

(g)Represents fixed costs to the service provider related to the 10-year contract for business process outsourcing entered into in 2007. These payments do not reflect potential inflationary adjustments included in the contract. Including these inflationary adjustments, required payments to the service provider could total $97.9 million over the remaining contract term.

(h)Includes secured supply agreements’ minimum program fees, certain information technology service contracts and committed payments related to certain environmental response costs and excludes uncertain tax positions.

Off-Balance Sheet Arrangements

WGL has provided contributions and guarantees to Meade on behalf of WGL Midstream. As of December 31, 2014, our maximum exposure to loss was $59.4 million. Refer to Note 11 - Other Investments of the Notes to Consolidated Financial Statements for a further discussion of our Meade investment.

Financial Guarantees

WGL has guaranteed payments primarily for certain purchases of natural gas and electricity on behalf of WGL Energy Services and for certain purchase commitments on behalf of WGL Midstream. At December 31, 2014, these guarantees totaled $227.2 million and $306.3 million for WGL Energy Services and WGL Midstream, respectively. At December 31, 2014, WGL also had guarantees on behalf of other subsidiaries totaling $8.5 million. The amount of such guarantees is periodically adjusted to reflect changes in the level of financial exposure related to these commitments. For all of our financial guarantees, WGL may cancel any or all future obligations upon written notice to the counterparty, but WGL would continue to be responsible for the obligations created under the guarantees prior to the effective date of the cancellation. WGL has also guaranteed payments for certain of our external partners. At December 31, 2014, these guarantees totaled $2.1 million.

Constitution Pipeline

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

Constitution Pipeline LLC has extended the range for the pipeline’s target in-service date to the second half of 2016 as a result of a longer than expected regulatory and permitting process. An affiliate of Williams Partners will construct, operate and maintain the new 30-inch, 126-mile long transmission pipeline.

WGL Midstream will invest an estimated $79.0 million in the project for a 10% share in the pipeline venture. WGL Midstream joins Williams Partners L.P. (41% share), Cabot Oil and Gas Corporation (25% share) and Piedmont Natural Gas (24% share) in the project. In June 2013, Constitution Pipeline filed a formal certificate application with FERC. On December 2, the FERC issued an order granting a Certificate of Public Convenience and Necessity.

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

CREDIT RISK

Wholesale Credit Risk

Certain wholesale suppliers that sell natural gas to any or all of Washington Gas, WGL Energy Services, and WGL Midstream may have relatively low credit ratings or may not be rated by major credit rating agencies.

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

For WGL Energy Services, any failure of wholesale counterparties to deliver natural gas or electricity under existing contracts could cause financial exposure for the difference between the price at which WGL Energy Services has contracted to buy these commodities and their replacement cost from another supplier. To the extent that WGL Energy Services sells natural gas to these wholesale counterparties, WGL Energy Services may be exposed to payment risk if WGL Energy Services is in a net receivable position. Additionally, WGL Energy Services enters into contracts with counterparties to hedge the costs of natural gas and electricity. Depending on the ability of the counterparties to fulfill their commitments, WGL Energy Services could be at risk for financial loss.

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

Washington Gas, WGL Energy Services, and WGL Midstream operate under an existing wholesale counterparty credit policy that is designed to mitigate credit risks through requirements for credit enhancements including, but not limited to, letters of credit, parent guarantees and cash collateral when deemed necessary. In accordance with this policy, Washington Gas, WGL Energy Services, and WGL Midstream have each obtained credit enhancements from certain of their counterparties. If certain counterparties or their guarantors meet the policy’s creditworthiness criteria, Washington Gas, WGL Energy Services, and WGL Midstream may grant unsecured credit to those counterparties or their guarantors. The creditworthiness of all counterparties is continuously monitored.

Washington Gas, WGL Energy Services and WGL Midstream are also subject to the collateral requirements of their counterparties. At December 31, 2014, Washington Gas, WGL Energy Services and WGL Midstream provided $1.3 million, $12.2 million and $5.3 million in cash collateral to counterparties, respectively.

The following table provides information on our credit exposure, net of collateral, to wholesale counterparties as of December 31, 2014 for Washington Gas, WGL Energy Services and WGL Midstream, separately.

Credit Exposure to Wholesale Counterparties (In millions)
Rating(a)	Exposure Before Credit Collateral(b)	Offsetting Credit Collateral Held(c)	Net Exposure	Number of Counterparties Greater Than 10%(d)	Net Exposure of Counterparties Greater Than 10%
Washington Gas
Investment Grade	$27.6	$—	$27.6	2	$18.6
Non-Investment Grade	—	—	—	—	—
No External Ratings	1.9	—	1.9	—	—
WGL Energy Services
Investment Grade	$0.1	$—	$0.1	—	$—
Non-Investment Grade	—	—	—	—	—
No External Ratings	0.7	—	0.7	1	0.7
WGL Midstream
Investment Grade	$22.5	$—	$22.5	2	$15.2
Non-Investment Grade	—	—	—	—	—
No External Ratings	2.7	—	2.7	—	—

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

(b)Includes the net of all open positions on energy-related derivatives subject to mark-to-market accounting requirements and the net receivable/payable for the realized transactions. Amounts due from counterparties are offset by liabilities payable to those counterparties to the extent that contractual netting arrangements are in place.

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

WGL Energy Services is also exposed to the risk of non-payment by its retail customers. WGL Energy Services manages this risk by evaluating the credit quality of certain new customers as well as by monitoring collections from existing

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

customers. To the extent necessary, WGL Energy Services can obtain collateral from, or terminate service to, its existing customers based on credit quality criteria. In addition, WGL Energy Services participates in POR programs with certain Maryland, District of Columbia and Pennsylvania utilities, whereby it sells its receivables to various utilities at approved discount rates. Under the POR programs, WGL Energy Services is exposed to the risk of non-payment by its retail customers for delivered commodities that have not yet been billed. Once the invoices are billed, however, the associated credit risk is assumed by the purchasing utilities that sponsor POR programs. While participation in POR programs reduce the risk of collection and fixes a discount rate on the receivables, there is a risk that the discount rate paid to participate in the POR program will exceed the actual bad debt expense and billing fees associated with these receivables.

WGL Energy Systems is subject to retail credit risk associated with customers who purchase electricity under long term agreements from distributed generation assets owned by the company. The customers undergo credit evaluation prior to contract execution and are monitored periodically during the contract term for payment performance and credit quality. These steps mitigate credit risk associated with the distributed generation asset customers.

WGSW is indirectly subject to retail credit risk associated with non-payment by customers who lease distributed energy equipment or maintain energy service agreements through ASD Solar LP, Nextility and SunEdison. This credit risk is mitigated with minimum credit quality criteria established in each of WGSW’s agreements. These criteria must be satisfied for WGSW to participate in the project financing arrangement or partnership interest.

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

The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Regulated Utility segment’s energy-related derivatives during the three months ended December 31, 2014:

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Regulated Utility Segment

Changes in Fair Value of Energy-Related Derivatives

(In millions)
Net assets (liabilities) at September 30, 2014	$(282.2)
Net fair value of contracts entered into during the period	4.4
Other changes in net fair value	49.6
Realized net settlement of derivatives	3.9
Net assets (liabilities) at December 31, 2014	$(224.3)

Regulated Utility Segment

Roll Forward of Energy-Related Derivatives

(In millions)
Net assets (liabilities) at September 30, 2014	$(282.2)
Recorded to income	25.8
Recorded to regulatory assets/liabilities	28.2
Realized net settlement of derivatives	3.9
Net assets (liabilities) at December 31, 2014	$(224.3)

The maturity dates of our net assets (liabilities) associated with the Regulated Utility segment’s energy-related derivatives recorded at fair value at December 31, 2014, is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Regulated Utility Segment

Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

	Years Ended September 30,
(In millions)	Total	Remainder 2015	2016	2017	2018	2019	Thereafter
Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	10.5	6.0	(1.3)	5.9	(0.1)	—	—
Level 3 — Significant unobservable inputs	(234.8)	(16.3)	(17.9)	(31.2)	(17.6)	(17.1)	(134.7)
Total net assets (liabilities) associated with our energy-related derivatives	$(224.3)	$(10.3)	$(19.2)	$(25.3)	$(17.7)	$(17.1)	$(134.7)

Refer to Note 8, Derivative and Weather-Related Instruments and Note 9, Fair Value Measurements of the Notes to Consolidated Financial Statements for a further discussion of our derivative activities and fair value measurements.

Price Risk Related to the Non-Utility Segments

Retail Energy-Marketing. Our retail energy-marketing subsidiary, WGL Energy Services, sells natural gas and electricity to retail customers at both fixed and indexed prices. WGL Energy Services must manage daily and seasonal demand fluctuations for these products with its suppliers. Price risk exists to the extent WGL Energy Services does not closely match the timing and volume of natural gas and electricity it purchases with the related fixed price or indexed sales commitments. WGL Energy Services’ risk management policies and procedures are designed to minimize this risk.

A portion of WGL Energy Services’ annual natural gas sales volumes is subject to variations in customer demand associated with fluctuations in weather and other factors. Purchases of natural gas to fulfill retail sales commitments are generally made under fixed-volume contracts based on certain weather assumptions. If there is significant deviation from normal weather or from other factors that affect customer usage, purchase commitments may differ significantly from actual customer usage. To the extent that WGL Energy Services cannot match its customer requirements and supply commitments, it may be exposed to commodity price and volume variances, which could negatively impact expected gross margins (refer to the section entitled “Weather Risk” for a further discussion of our management of weather risk). WGL Energy Services manages these risks through the use of derivative instruments, including financial products.

WGL Energy Services procures electricity supply under contract structures in which WGL Energy Services assumes the responsibility of matching its customer requirements with its supply purchases. WGL Energy Services assembles the various components of supply, including electric energy from various suppliers, and capacity, ancillary services and transmission

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

service from the PJM Interconnection, a regional transmission organization, in matching its customer requirements obligations. While the capacity and transmission costs within PJM are generally stable and identifiable several years into the future, the cost of ancillary services which support the reliable operation of the transmission system does fluctuate as changes occur in the balance between generation and the consumption mix within the electric system. WGL Energy Services could be exposed to price risk associated with changes in ancillary costs due to lack of available forward market products to sufficiently hedge those risks.

To the extent WGL Energy Services has not sufficiently matched its customer requirements with its supply commitments, it could be exposed to electricity commodity price risk. WGL Energy Services may manage this risk through the use of derivative instruments, including financial products.

WGL Energy Services’ electric business is also exposed to fluctuations in weather and varying customer usage. Purchases generally are made under fixed-price, fixed-volume contracts that are based on certain weather assumptions. If there are significant deviations in weather or usage from these assumptions, WGL Energy Services may incur price and volume variances that could negatively impact expected gross margins (refer to the section entitled “Weather Risk” for a further discussion of our management of weather risk).

The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Retail Energy-Marketing segment’s energy-related derivatives during the three months ended December 31, 2014:

Retail Energy-Marketing Segment

Changes in Fair Value of Energy-Related Derivatives

(In millions)
Net liabilities at September 30, 2014	$(5.4)
Net fair value of contracts entered into during the period	(8.5)
Other changes in net fair value	(20.4)
Realized net settlement of derivatives	0.7
Net assets (liabilities) at December 31, 2014	$(33.6)

Retail Energy-Marketing Segment

Roll Forward of Energy-Related Derivatives

(In millions)
Net liabilities at September 30, 2014	$(5.4)
Recorded to income	(25.6)
Recorded to accounts payable	(3.3)
Realized net settlement of derivatives	0.7
Net assets (liabilities) at December 31, 2014	$(33.6)

The maturity dates of our net assets (liabilities) associated with the Retail Energy-Marketing segments’ energy-related derivatives recorded at fair value at December 31, 2014 is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Retail Energy-Marketing Segment

Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

	Years Ended September 30,
(In millions)	Total	Remainder 2015	2016	2017	2018	2019	Thereafter
Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	(20.1)	(14.2)	(5.4)	(0.5)	—	—	—
Level 3 — Significant unobservable inputs	(13.5)	(0.9)	(8.1)	(4.5)	—	—	—
Total net assets (liabilities) associated with our energy-related derivatives	$(33.6)	$(15.1)	$(13.5)	$(5.0)	$—	$—	$—

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

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Commercial Energy Systems. WGL Energy Systems sells electricity and SRECs from distributed generation assets. The sale of electricity is under long term power purchase agreements (PPAs) with a general duration of 20 years, while the sale of SRECs are usually under short term or immediate delivery contracts. Price risk exists through the components used to achieve the target rate of return because the electricity price is based on the cost of the distributed generation assets. Price risk also exists to the extent the sale of SRECs are at prices less than planned or expected prices included in the project design. WGL Energy Systems manages this price risk through the execution of PPAs for the sale of electricity and forward sales of SRECs when possible.

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

The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Midstream Energy Services segments’ energy-related derivatives during the three months ended December 31, 2014:

Midstream Energy Services Segment

Changes in Fair Value of Energy-Related Derivatives

(In millions)
Net assets at September 30, 2014	$(29.0)
Net fair value of contracts entered into during the period	32.6
Other changes in net fair value	18.8
Realized net settlement of derivatives	(8.3)
Net assets (liabilities) at December 31, 2014	$14.1

Midstream Energy Services Segment

Roll Forward of Energy-Related Derivatives

(In millions)
Net assets at September 30, 2014	$(29.0)
Recorded to income	51.4
Realized net settlement of derivatives	(8.3)
Net assets (liabilities) at December 31, 2014	$14.1

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

The maturity dates of our net assets (liabilities) associated with the Midstream Energy Services segments’ energy-related derivatives recorded at fair value at December 31, 2014 is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Midstream Energy Services Segment

Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

	Years Ended September 30,
(In millions)	Total	Remainder 2015	2016	2017	2018	2019	Thereafter
Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	29.9	29.4	0.2	0.3	—	—	—
Level 3 — Significant unobservable inputs	(15.8)	0.1	(6.2)	(5.5)	(2.4)	(1.3)	(0.5)
Total net assets associated with our energy-related derivatives	$14.1	$29.5	$(6.0)	$(5.2)	$(2.4)	$(1.3)	$(0.5)

Refer to Note 8, Derivative and Weather-Related Instruments and Note 9, Fair Value Measurements of the Notes to Consolidated Financial Statements for a further discussion of our derivative activities and fair value measurements.

Value-at-Risk

WGL Energy Services measures the market risk of its energy commodity portfolio by determining its value-at-risk. Value-at-risk is an estimate of the maximum loss that can be expected at some level of probability if a portfolio is held for a given time period. The value-at-risk calculation for natural gas and electric portfolios include assumptions for normal weather, new customers and renewing customers for which supply commitments have been secured. Based on a 95% confidence interval for a one-day holding period, WGL Energy Services’ value-at-risk at December 31, 2014 was approximately $56,800 and $67,700, related to its natural gas and electric portfolios, respectively. WGL Energy Services’ value-at-risk for the natural gas and electric portfolios fluctuate relative to market prices and portfolio composition. The high, low and average value-at-risk for natural gas and electric portfolios between the period October 1, 2014 and December 31, 2014 are noted in the table below.

WGL Energy Services

Value-at-Risk

(In thousands)	High	Low	Average
Natural Gas	$100.2	$36.4	$61.4
Electric Portfolio	94.5	18.7	45.9
Total	$194.7	$55.1	$107.3

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

The financial results of our retail energy-marketing business, WGL Energy Services, are affected by variations from normal weather primarily in the winter relating to its natural gas sales, and throughout the fiscal year relating to its electricity sales. WGL Energy Services manages these weather risks with, among other things, weather related instruments.

Variations from normal weather may also affect the financial results of our wholesale energy business, WGL Midstream, primarily with regards to summer—winter storage spreads and in transportation spreads throughout the fiscal year. WGL Midstream manages these weather risks with, among other things, location, physical and financial basis hedging.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Billing Adjustment Mechanisms. In Maryland, Washington Gas has a Revenue Normalization Adjustment (RNA) billing mechanism that is designed to stabilize the level of net revenues collected from Maryland customers by eliminating the effect of deviations in customer usage caused by variations in weather from normal levels and other factors such as conservation. In Virginia, Washington Gas has a Weather Normalization Adjustment (WNA) billing adjustment mechanism that is designed to eliminate the effect of variations in weather from normal levels on utility net revenues. Additionally, in Virginia, as part of the Conservation and Ratemaking Efficiency (CARE) plan, Washington Gas has a CARE Ratemaking Adjustment (CRA) mechanism that, in conjunction with the WNA, eliminates the effect of both weather and other factors such as conservation for residential, small commercial and industrial and group metered apartment customers. In the District of Columbia, Washington Gas has a request pending for approval of a WNA, which is a rate design mechanism that eliminates the variability of weather from the calculation of actual billed revenues and offers customers more stability in their bills during colder-than-normal winter heating seasons.

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

Weather-Related Instruments. There were no derivative instruments hedging variations from normal weather in the District of Columbia for the quarter ended December 31, 2014 for Washington Gas.

WGL Energy Services utilizes heating degree day (HDD) instruments from time to time to manage weather risks related to its natural gas and electricity sales. WGL Energy Services also utilizes cooling degree day (CDD) instruments and other instruments to manage weather and price risks related to its electricity sales during the summer cooling season. These instruments cover a portion of WGL Energy Services’ estimated revenue or energy-related cost exposure to variations in HDDs or CDDs. Refer to Note 8—Derivative and Weather Related Instruments of the Notes to Consolidated Financial Statements for further discussion of the accounting for these weather-related instruments.

Interest-Rate Risk

We are exposed to interest-rate risk associated with our short-term and long-term financing. WGL utilizes derivative instruments from time to time in order to minimize its exposure to the risk of interest-rate volatility.

Short-Term Debt. At December 31, 2014 and September 30, 2014, WGL and its subsidiaries had outstanding notes payable of $350.0 million and $453.5 million, respectively. The carrying amount of our short-term debt approximates fair value. In the current quarter, a change of 100 basis points in the underlying average interest rate for our short-term debt would have caused a change in interest expense of approximately $2.4 million.

Long-Term Debt. At December 31, 2014, we had outstanding fixed-rate MTNs and other long-term debt of $975.6 million, excluding current maturities and unamortized discounts. While fixed-rate debt does not expose us to earnings risk when market interest rates change, such debt is subject to changes in fair value. Fair value is defined as the present value of the debt securities’ future cash flows discounted at interest rates that reflect market conditions as of the measurement date. As of December 31, 2014, the fair value of WGL’s fixed-rate debt was $1,116.7 million. Our sensitivity analysis indicates that fair value would increase by approximately $49.5 million or decrease by approximately $45.7 million if interest rates were to decline or increase by 10%, respectively, from current market levels. As of December 31, 2014, the fair value of Washington Gas’ fixed-rate debt was $870.3 million. Our sensitivity analysis indicates that fair value would increase by approximately $36.7 million or decrease by approximately $34.1 million if interest rates were to decline or increase by 10%, respectively, from current market levels. In general, such an increase or decrease in fair value would impact earnings and cash flows only if WGL or Washington Gas were to reacquire some or all of these instruments in the open market prior to their maturity.

A total of $827.5 million, or approximately 85.2%, of WGL’s outstanding MTNs, excluding current maturities, have make-whole call options which, if exercised, would require us to pay a premium over the face amount.

A total of $577.5 million, or approximately 80.1%, of Washington Gas’ outstanding MTNs, excluding current maturities, have make-whole call options which, if exercised, would require us to pay a premium over the face amount.

Derivative Instruments. WGL and Washington Gas utilize derivative instruments from time to time in order to minimize its exposure to the risk of interest-rate volatility. During September 2014, WGL entered into interest rate swaps associated with its $150.0 million debt issuance. WGL elected cash flow hedge accounting for its interest rate derivative instruments. Therefore, the effective portion of the gains and losses on the hedge were recorded within other comprehensive income and will be amortized over the life of the underlying debt (through 2044). In connection with the issuance of $125.0 million of

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

debt on October 22, 2014, WGL settled a portion of the interest rate hedge for a loss of $7.7 million. On December 15, 2014, WGL settled the remaining portion of the outstanding interest rate swap when it issued $25.0 million of MTN’s, for a loss of $2.6 million. A total of $0.4 million was recorded to income as a result of the ineffective portion of the interest rate swap. Refer to the section entitled “Long-Term Cash Requirements and Related Financing” for further discussion of our interest-rate risk management activity.

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

RESULTS OF OPERATIONS—Three Months Ended December 31, 2014 vs. December 31, 2013

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

Key gas delivery, weather and meter statistics are shown in the table below for the three months ended December 31, 2014 and 2013.

Gas Deliveries, Weather and Meter Statistics

	Three Months Ended
	December 31,		Increase/
	2014	2013	(Decrease)
Gas Sales and Deliveries (millions of therms)
Firm
Gas sold and delivered	276.2	289.2	(13.0)
Gas delivered for others	160.0	158.7	1.3
Total firm	436.2	447.9	(11.7)
Interruptible
Gas sold and delivered	1.0	0.6	0.4
Gas delivered for others	77.7	77.7	—
Total interruptible	78.7	78.3	0.4
Electric generation—delivered for others	26.3	37.1	(10.8)
Total deliveries	541.2	563.3	(22.1)

Degree Days
Actual	1,255	1,394	(139)
Normal	1,343	1,344	(1)
Percent colder (warmer) than normal	(6.6)%	3.7%	n/a
Average active customer meters	1,123,200	1,111,100	12,100
New customer meters added	4,251	4,194	57

Gas Service to Firm Customers. The volume of gas delivered to firm customers is highly sensitive to weather variability as a large portion of the natural gas delivered by Washington Gas is used for space heating. Washington Gas’ rates are based on an assumption of normal weather. The RNA in Maryland and the WNA and CARE Ratemaking Adjustment (CRA) in Virginia are mechanisms designed to, among other things, eliminate the effect on net revenues of variations in weather from normal levels (refer to the section entitled “Weather Risk” for a further discussion of these mechanisms and other weather-related instruments included in our weather protection strategy). Weather, when measured by HDDs was (6.6)% warmer than normal for the three months ended December 31, 2014, compared to 3.7% colder than normal for the same period of the prior fiscal year.

During the three months ended December 31, 2014, total gas deliveries to firm customers were 436.2 million therms, a decrease of 11.7 million therms from 447.9 million therms delivered in the same period of the prior fiscal year. This comparison in natural gas deliveries to firm customers primarily reflects warmer weather in the current quarter than in the same quarter of the prior year partially offset by an increase in average active customer meters of 12,100.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Gas Service to Interruptible Customers. Washington Gas must curtail or interrupt service to this class of customer when the demand by firm customers exceeds specified levels. Therm deliveries to interruptible customers increased by 0.4 million therms during the three months ended December 31, 2014, compared to the same period of the prior fiscal year.

In the District of Columbia, the effect on net income of any changes in delivered volumes and prices to interruptible customers is limited by margin-sharing arrangements that are included in Washington Gas’ firm rate designs. Rates for interruptible customers in Maryland and Virginia are based on a traditional cost of service approach. In Virginia, Washington Gas retains a majority of the margins earned on interruptible gas and delivery sales. Washington Gas shares actual non-gas margins from interruptible sales service customers that are in excess of delivery service rates. In Maryland, Washington Gas retains a defined amount of revenues based on a set threshold.

Gas Service for Electric Generation. Washington Gas delivers natural gas for use at two electric generation facilities in Maryland that are each owned by companies independent of WGL. During the three months ended December 31, 2014, deliveries to these customers decreased by 10.8 million therms when compared to the same period of the prior fiscal year. Washington Gas shares with firm customers a significant majority of the margins earned from natural gas deliveries to these customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not materially affect either net revenues or net income.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and capital resources for Washington Gas are substantially the same as the liquidity and capital resources discussion included in the Management’s Discussion of WGL (except for certain items and transactions that pertain to WGL and its unregulated subsidiaries). Those explanations are incorporated by reference into this discussion.

RATES AND REGULATORY MATTERS

Washington Gas makes its requests to modify existing rates based on its determination of the level of net investment in plant and equipment, operating expenses, and a level of return on invested capital that is just and reasonable. The following is an update of significant current regulatory matters in each of Washington Gas’ jurisdictions. For a more detailed discussion of the matters below, refer to our combined Annual Report on Form 10-K for WGL and Washington Gas for the fiscal year ended September 30, 2014.

District of Columbia Jurisdiction

Accelerated Pipe Replacement Plan. On August 15, 2013, Washington Gas filed a request for approval with the PSC of DC of a Revised Accelerated Pipe Replacement Plan (APRP), including a surcharge mechanism to recover the associated costs for the first five years of the plan. Washington Gas proposed to replace bare and/or unprotected steel services, bare and targeted unprotected steel main, and cast iron main in its distribution system in the District of Columbia at an estimated five-year cost of $110 million. The PSC of DC granted final approval of the APRP in August 2014, but opened a separate proceeding to consider the issue of the appropriate APRP cost recovery mechanism. On December 10, 2014, Washington Gas filed a joint motion, on behalf of all parties to the proceeding, requesting approval of a unanimous settlement agreement on the cost recovery issue. The settlement agreement authorizes a surcharge to recover the costs of the first five years of the accelerated pipe replacement program, including replacement activity starting in June of 2014. On January 29, 2015, the PSC of DC issued an order approving the settlement agreement, granting final approval of the Accelerated Pipe Replacement Plan.

Investigation into Washington Gas’ cash reimbursement to Competitive Service Providers (CSPs). On August 5, 2014, the Office of the People’s Counsel’s (“OPC”) of DC filed a complaint with the PSC of DC requesting that the Commission open an investigation into Washington Gas’ payments to CSPs who over-delivered natural gas supplies by $2.4 million during the 2008-2009 winter heating season. On December 19, 2014, the PSC of DC granted the OPC of DC’s request and opened a formal investigation.

Maryland Jurisdiction

Maryland Strategic Infrastructure Development and Enhancement Plan. On November 7, 2013, pursuant to the STRIDE law in Maryland, Washington Gas filed an application with the PSC of MD for authority to implement a STRIDE Plan and to recover the reasonable and prudent costs associated with the infrastructure replacements through monthly surcharges. On June 5, 2014, the Maryland Office of People’s Counsel filed an appeal of the PSC of MD’s May 6, 2014 order approving the Company’s first STRIDE Plan with the Circuit Court for Baltimore City. Washington Gas filed a notice on June 13, 2014 that it intends to participate in the appeal. On October 29, 2014, the parties to the appeal jointly requested that the proceedings be stayed pending the outcome of the appeal of a Baltimore Gas & Electric Company case that may be dispositive of the issues in the Washington Gas proceeding.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (concluded)

On December 18, 2014, the PSC of MD issued a letter order approving Washington Gas’ 2015 STRIDE project list targeting approximately $37 million in capital expenditures and surcharge factor subject to adjustments made by the staff of the PSC. The calendar year 2015 factor is estimated to collect $3.8 million in revenue.

Virginia Jurisdiction

Affiliate Transactions. On June 16, 2011, Washington Gas submitted an application to the SCC of VA requesting approval of three affiliate transactions with WGL Midstream: (i) the transfer to WGL Midstream of the remainder of the term of two agreements for natural gas storage service at the WSS and ESS storage fields; (ii) the sale to WGL Midstream of any storage gas balances associated with the WSS and ESS agreements; and (iii) the assignment to WGL Midstream of Washington Gas’ rights to buy base gas in the WSS storage field. Washington Gas’ petition for a declaratory judgment relating to the permanent release of the ESS and WSS storage resources is pending review by the SCC of VA.

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

ITEM 4. CONTROLS AND PROCEDURES—WGL Holdings, Inc.

Senior management, including the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer of WGL, evaluated the effectiveness of WGL’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2014. Based on this evaluation process, the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that disclosure controls and procedures of WGL are effective. There have been no changes in the internal control over financial reporting of WGL during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of WGL.

ITEM 4. CONTROLS AND PROCEDURES—Washington Gas Light Company

Senior management, including the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer of Washington Gas, evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) of Washington Gas as of December 31, 2014. Based on this evaluation process, the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures of Washington Gas are effective. There have been no changes in the internal control over financial reporting of Washington Gas during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Washington Gas.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6. EXHIBITS

Exhibits:

Schedule/ Exhibit	Description
(a)(3)	Exhibits

Exhibits Filed Herewith:

31.1	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vincent L. Ammann, Jr., the Senior Vice President and Chief Financial Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Vincent L. Ammann, Jr., the Senior Vice President and Chief Financial Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer, and Vincent L. Ammann, Jr., the Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document:

101.SCH	XBRL Schema Document:

101.CAL	XBRL Calculation Linkbase Document:

101.LAB	XBRL Labels Linkbase Document:

101.PRE	XBRL Presentation Linkbase Document:

101.DEF	XBRL Definition Linkbase Document. Exhibits Incorporated by Reference:

10	Material Contracts:

First Amendment to Credit Agreement, dated December 19, 2014, between WGL Holdings, Inc. the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent for the Lenders. Filed as Exhibit 10.1 to Form 8-K dated December 19, 2014.

First Amendment to Credit Agreement, dated December 19, 2014, between Washington Gas Light Company, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent for the Lenders. Filed as Exhibit 10.2 to Form 8-K dated December 19, 2014.

WGL Holdings, Inc.

Washington Gas Light Company

Part II—Other Information

Schedule/ Exhibit	Description
Note Purchase Agreement, dated December 15, 2014, between the Company, New York Life Insurance and Annuity Corporation and New York Life Insurance Company. Filed as Exhibit 10.1 to Form 8-K dated December 17, 2014.

Indenture, dated August 28, 2014, by and between WGL Holdings, Inc. and The Bank of New York Mellon, as trustee. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 15, 2014.

First Supplemental Indenture relating to 2.25% Senior Notes due 2019, dated October 24, 2014, by and between WGL Holdings, Inc. and The Bank of New York Mellon, as Trustee. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated October 24, 2014.

Second Supplemental Indenture relating to 4.60% Senior Notes due 2044, dated October 24, 2014, by and between WGL Holdings, Inc. and The Bank of New York Mellon, as Trustee. Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated October 24, 2014.

WGL Holdings, Inc.

Washington Gas Light Company

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

WGL HOLDINGS, INC. and WASHINGTON GAS LIGHT COMPANY (Co-registrants)

Date: February 4, 2015	/s/ William R. Ford
William R. Ford
Vice President and Chief Accounting Officer (Principal Accounting Officer)