Form 10-Q
period 2015-03-31
WGL HOLDINGS INC; WASHINGTON GAS LIGHT CO
filed 2015-05-07
CIK 1103601, 104819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015
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
WGL Holdings, Inc. common stock, no par value, outstanding as of April 30, 2015: 49,728,662 shares.
All of the outstanding shares of common stock ($1 par value) of Washington Gas Light Company were held by WGL Holdings, Inc. as of April 30, 2015.

WGL Holdings, Inc.
Washington Gas Light Company

For the Quarter Ended March 31, 2015

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
The outcome of negotiations and discussions that we may hold with other parties from time to time regarding utility and energy-related investments and strategic transactions that are both recurring and non-recurring may also affect future performance. All such factors are difficult to predict accurately and are generally beyond the direct control of the registrants.

(ii)

WGL Holdings, Inc.
Washington Gas Light Company

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

(iii)

WGL Holdings, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
Part I—Financial Information
Item 1—Financial Statements

(In thousands)	March 31, 2015	September 30, 2014
ASSETS
Property, Plant and Equipment
At original cost	$4,727,512	$4,582,764
Accumulated depreciation and amortization	(1,275,721)	(1,268,319)
Net property, plant and equipment	3,451,791	3,314,445
Current Assets
Cash and cash equivalents	9,287	8,811
Receivables
Accounts receivable	491,339	222,253
Gas costs and other regulatory assets	5,972	3,752
Unbilled revenues	200,747	96,314
Allowance for doubtful accounts	(23,088)	(23,341)
Net receivables	674,970	298,978
Materials and supplies—principally at average cost	20,822	23,647
Storage gas	96,123	333,602
Deferred income taxes	20,999	26,664
Prepaid taxes	10,631	66,578
Other prepayments	45,313	34,269
Derivatives	23,481	18,331
Other	22,704	24,635
Total current assets	924,330	835,515
Deferred Charges and Other Assets
Regulatory assets
Gas costs	228,958	191,346
Pension and other post-retirement benefits	181,200	192,981
Other	72,487	71,638
Prepaid post-retirement benefits	104,140	96,385
Derivatives	35,063	18,739
Investments in direct financing leases, capital leases	20,227	18,159
Investments in unconsolidated affiliates	114,682	100,528
Other	17,485	16,763
Total deferred charges and other assets	774,242	706,539
Total Assets	$5,150,363	$4,856,499
CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders’ equity	$1,303,684	$1,246,576
Washington Gas Light Company preferred stock	28,173	28,173
Long-term debt	950,469	679,228
Total capitalization	2,282,326	1,953,977
Current Liabilities
Current maturities of long-term debt	45,000	20,000
Notes payable	175,000	453,500
Accounts payable and other accrued liabilities	324,046	313,221
Wages payable	21,566	19,995
Accrued interest	7,990	3,488
Dividends declared	23,330	22,449
Customer deposits and advance payments	82,620	68,318
Gas costs and other regulatory liabilities	82,107	22,563
Accrued taxes	43,918	14,133
Derivatives	47,695	48,555
Other	47,800	34,063
Total current liabilities	901,072	1,020,285
Deferred Credits
Unamortized investment tax credits	115,106	99,351
Deferred income taxes	687,442	660,908
Accrued pensions and benefits	123,914	120,446
Asset retirement obligations	178,670	175,203
Regulatory liabilities
Accrued asset removal costs	336,774	327,388
Other post-retirement benefits	82,264	86,428
Other	20,262	17,588
Derivatives	337,837	294,745
Other	84,696	100,180
Total deferred credits	1,966,965	1,882,237
Commitments and Contingencies (Note 13)
Total Capitalization and Liabilities	$5,150,363	$4,856,499
The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Condensed Consolidated Statements of Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands, except per share data)	2015	2014	2015	2014
OPERATING REVENUES
Utility	$606,505	$702,255	$988,217	$1,088,796
Non-utility	395,228	471,995	762,753	765,751
Total Operating Revenues	1,001,733	1,174,250	1,750,970	1,854,547
OPERATING EXPENSES
Utility cost of gas	310,138	459,107	439,842	645,988
Non-utility cost of energy-related sales	356,535	426,286	693,103	731,637
Operation and maintenance	104,287	99,699	196,667	187,841
Depreciation and amortization	30,103	27,304	59,463	53,894
General taxes and other assessments	57,784	57,121	97,167	97,742
Total Operating Expenses	858,847	1,069,517	1,486,242	1,717,102
OPERATING INCOME	142,886	104,733	264,728	137,445
Equity in earnings of unconsolidated affiliates	1,832	543	2,976	1,033
Other income (expenses)—net	338	342	(4,017)	561
Interest expense	13,254	9,525	25,564	18,517
INCOME BEFORE INCOME TAXES	131,802	96,093	238,123	120,522
INCOME TAX EXPENSE	50,017	34,550	92,120	40,020
NET INCOME	$81,785	$61,543	$146,003	$80,502
Dividends on Washington Gas Light Company preferred stock	330	330	660	660
NET INCOME APPLICABLE TO COMMON STOCK	$81,455	$61,213	$145,343	$79,842
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	49,720	51,875	49,851	51,846
Diluted	49,983	51,899	50,055	51,864
EARNINGS PER AVERAGE COMMON SHARE
Basic	$1.64	$1.18	$2.92	$1.54
Diluted	$1.63	$1.18	$2.90	$1.54
DIVIDENDS DECLARED PER COMMON SHARE	$0.4625	$0.4400	$0.9025	$0.8600
The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2015	2014	2015	2014
NET INCOME	$81,785	$61,543	$146,003	$80,502
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE INCOME TAXES:
Qualified cash flow hedging instruments	222	—	(8,042)	—
Pension and other post-retirement benefit plans
Change in prior service credit	(171)	(35)	(342)	(69)
Change in actuarial net loss (gain)	491	(164)	974	200
Total pension and other post-retirement benefit plans	$320	$(199)	$632	$131
INCOME TAX EXPENSE (BENEFIT) RELATED TO OTHER COMPREHENSIVE INCOME	219	(79)	(3,728)	52
OTHER COMPREHENSIVE INCOME (LOSS)	$323	$(120)	$(3,682)	$79
COMPREHENSIVE INCOME	$82,108	$61,423	$142,321	$80,581
The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Six Months Ended March 31,
(In thousands)	2015	2014
OPERATING ACTIVITIES
Net income	$146,003	$80,502
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	59,463	53,894
Amortization of:
Other regulatory assets and liabilities—net	684	(5,896)
Debt related costs	638	288
Deferred income taxes—net	62,916	(16,248)
Accrued/deferred pension and other post-retirement benefit cost	13,092	18,380
Compensation expense related to stock-based awards	4,127	3,923
Provision for doubtful accounts	9,888	8,850
Impairment loss	5,625	770
Other non-cash charges—net	1,160	822
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and unbilled revenues—net	(381,157)	(471,422)
Gas costs and other regulatory assets/liabilities—net	57,324	78,252
Storage gas	237,479	273,138
Prepaid taxes	55,947	6,645
Other prepayments	(11,044)	(33,529)
Accounts payable and other accrued liabilities	47,054	108,629
Wages payable	1,571	991
Customer deposits and advance payments	14,302	(14,713)
Unamortized investment tax credits	10,683	37,364
Accrued taxes	29,785	15,659
Accrued interest	4,502	(24)
Other current assets	4,756	6,476
Other current liabilities	13,737	(9,774)
Deferred gas costs—net	(37,612)	(198,829)
Deferred assets—other	(8,399)	(597)
Deferred liabilities—other	(56,851)	22,703
Derivatives	20,758	281,905
Other—net	(629)	(6,018)
Net Cash Provided by Operating Activities	305,802	242,141
FINANCING ACTIVITIES
Common stock issued	—	(732)
Long-term debt issued	296,481	75,253
Long-term debt retired	—	(37,000)
Debt issuance costs	(2,744)	—
Notes payable issued (retired) —net	(278,500)	(58,600)
Dividends on common stock and preferred stock	(44,656)	(44,199)
Repurchase of common stock	(41,485)	—
Other financing activities—net	—	(515)
Net Cash Used in Financing Activities	(70,904)	(65,793)
INVESTING ACTIVITIES
Capital expenditures (excluding AFUDC)	(214,306)	(147,472)
Investments in non-utility interests	(22,810)	(21,194)
Distributions from non-utility interests	2,694	817
Net Cash Used in Investing Activities	(234,422)	(167,849)
INCREASE IN CASH AND CASH EQUIVALENTS	476	8,499
Cash and Cash Equivalents at Beginning of Year	8,811	3,478
Cash and Cash Equivalents at End of Period	$9,287	$11,977
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid—net	$2,011	$10,020
Interest paid	$20,533	$18,240
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Project debt financing activities—net	$(2,032)	$253
Capital expenditure accruals included in accounts payable and other accrued liabilities	$17,221	$14,483
Dividends paid in common stock	$2,634	$2,617
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Condensed Balance Sheets (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

(In thousands)	March 31, 2015	September 30, 2014
ASSETS
Property, Plant and Equipment
At original cost	$4,336,433	$4,250,194
Accumulated depreciation and amortization	(1,229,492)	(1,228,130)
Net property, plant and equipment	3,106,941	3,022,064
Current Assets
Cash and cash equivalents	4,909	1,060
Receivables
Accounts receivable	295,220	121,419
Gas costs and other regulatory assets	5,972	3,752
Unbilled revenues	109,165	20,881
Allowance for doubtful accounts	(18,898)	(19,209)
Net receivables	391,459	126,843
Materials and supplies—principally at average cost	20,777	23,600
Storage gas	41,281	156,083
Deferred income taxes	15,969	22,916
Prepaid taxes	7,090	16,137
Other prepayments	12,281	14,272
Receivables from associated companies	3,387	4,821
Derivatives	13,877	3,884
Other	142	—
Total current assets	511,172	369,616
Deferred Charges and Other Assets
Regulatory assets
Gas costs	228,958	191,346
Pension and other post-retirement benefits	180,179	191,896
Other	72,424	71,584
Prepaid post-retirement benefits	103,361	95,660
Derivatives	14,944	9,455
Other	12,063	13,457
Total deferred charges and other assets	611,929	573,398
Total Assets	$4,230,042	$3,965,078
CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$1,151,088	$1,050,166
Preferred stock	28,173	28,173
Long-term debt	702,199	679,228
Total capitalization	1,881,460	1,757,567
Current Liabilities
Current maturities of long-term debt	45,000	20,000
Notes payable	—	89,000
Accounts payable and other accrued liabilities	166,859	176,467
Wages payable	19,778	18,290
Accrued interest	4,025	3,488
Dividends declared	20,222	19,722
Customer deposits and advance payments	82,475	68,318
Gas costs and other regulatory liabilities	82,107	22,563
Accrued taxes	62,095	24,610
Payables to associated companies	68,942	54,685
Derivatives	31,465	33,858
Other	6,257	7,199
Total current liabilities	589,225	538,200
Deferred Credits
Unamortized investment tax credits	6,056	6,479
Deferred income taxes	692,523	619,946
Accrued pensions and benefits	122,399	118,954
Asset retirement obligations	177,200	173,775
Regulatory liabilities
Accrued asset removal costs	336,774	327,388
Other post-retirement benefits	81,689	85,814
Other	20,262	17,588
Derivatives	288,587	260,789
Other	33,867	58,578
Total deferred credits	1,759,357	1,669,311
Commitments and Contingencies (Note 13)
Total Capitalization and Liabilities	$4,230,042	$3,965,078
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Condensed Statements of Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2015	2014	2015	2014
OPERATING REVENUES	$615,694	$716,808	$1,002,887	$1,107,223
OPERATING EXPENSES
Utility cost of gas	319,328	473,508	454,493	664,203
Operation and maintenance	85,680	76,440	160,637	148,512
Depreciation and amortization	26,880	25,401	53,484	50,442
General taxes and other assessments	53,862	53,421	89,706	90,799
Total Operating Expenses	485,750	628,770	758,320	953,956
OPERATING INCOME	129,944	88,038	244,567	153,267
Other (expense) income—net	(169)	90	(619)	(90)
Interest expense	10,564	9,393	20,828	18,272
INCOME BEFORE INCOME TAXES	119,211	78,735	223,120	134,905
INCOME TAX EXPENSE	44,517	29,229	83,475	46,592
NET INCOME	$74,694	$49,506	$139,645	$88,313
Dividends on Washington Gas preferred stock	330	330	660	660
NET INCOME APPLICABLE TO COMMON STOCK	$74,364	$49,176	$138,985	$87,653
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2015	2014	2015	2014
NET INCOME	$74,694	$49,506	$139,645	$88,313
OTHER COMPREHENSIVE INCOME, BEFORE INCOME TAXES:
Pension and other post-retirement benefit plans
Change in prior service credit	(171)	(35)	(342)	(69)
Change in actuarial net loss (gain)	491	(164)	974	200
Total pension and other post-retirement benefit plans	$320	$(199)	$632	$131
INCOME TAX EXPENSE (BENEFIT) RELATED TO OTHER COMPREHENSIVE INCOME	127	(79)	250	52
OTHER COMPREHENSIVE INCOME (LOSS)	$193	$(120)	$382	$79
COMPREHENSIVE INCOME	$74,887	$49,386	$140,027	$88,392
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Condensed Statements of Cash Flows (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Six Months Ended March 31,
(In thousands)	2015	2014
OPERATING ACTIVITIES
Net income	$139,645	$88,313
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	53,484	50,442
Amortization of:
Other regulatory assets and liabilities—net	684	(6,141)
Debt related costs	644	565
Deferred income taxes—net	49,602	(17,185)
Accrued/deferred pension and other post-retirement benefit cost	12,786	18,208
Compensation expense related to stock-based awards	8,654	1,812
Provision for doubtful accounts	1,330	7,895
Impairment loss	—	770
Other non-cash charges—net	3,036	1,283
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable, unbilled revenues and receivables from associated companies—net	(262,292)	(378,643)
Gas costs and other regulatory assets/liabilities—net	57,324	78,252
Storage gas	114,802	86,341
Other prepayments	11,039	(5,647)
Accounts payable and other accrued liabilities, including payables to associated companies	35,205	106,067
Wages payable	1,488	1,224
Customer deposits and advance payments	14,157	(14,713)
Accrued taxes	37,485	76,173
Accrued interest	537	(24)
Other current assets	2,680	4,988
Other current liabilities	(942)	13,711
Deferred gas costs—net	(37,612)	(198,829)
Deferred assets—other	(10,247)	(8,729)
Deferred liabilities—other	(2,976)	13,527
Derivatives	9,923	257,151
Other—net	5	(305)
Net Cash Provided by Operating Activities	240,441	176,506
FINANCING ACTIVITIES
Long-term debt issued	50,000	75,253
Long-term debt retired	—	(37,000)
Debt issuance costs	(722)	—
Notes payable issued (retired) —net	(89,000)	(63,500)
Dividends on common stock and preferred stock	(39,320)	(38,764)
Net Cash Used in Financing Activities	(79,042)	(64,011)
INVESTING ACTIVITIES
Capital expenditures (excluding AFUDC)	(157,550)	(104,576)
Net Cash Used In Investing Activities	(157,550)	(104,576)
INCREASE IN CASH AND CASH EQUIVALENTS	3,849	7,919
Cash and Cash Equivalents at Beginning of Year	1,060	—
Cash and Cash Equivalents at End of Period	$4,909	$7,919
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid — net	$1,850	$1,240
Interest paid	$15,797	$17,995
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Project debt financing activities—net	$(2,032)	$253
Capital expenditure accruals included in accounts payable and other accrued liabilities	$12,388	$8,474
The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1. ACCOUNTING POLICIES
Basis of Presentation
WGL Holdings, Inc. (WGL) is a holding company that owns all of the shares of common stock of Washington Gas Light Company (Washington Gas), a regulated natural gas utility, all of the shares of common stock of Washington Gas Resources Corporation (Washington Gas Resources) and Hampshire Gas Company (Hampshire). Washington Gas Resources owns all of the shares of common stock of four non-utility subsidiaries that include WGL Energy Services, Inc. (WGL Energy Services), WGL Energy Systems, Inc. (WGL Energy Systems), WGL Midstream, Inc. (WGL Midstream) and WGSW, Inc. (WGSW). Except where the content clearly indicates otherwise, “WGL,” “we,” “us” or “our” refers to the holding company or the consolidated entity of WGL Holdings, Inc. and all of its subsidiaries. Unless otherwise noted, these notes apply equally to WGL and Washington Gas.
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
Storage Gas Valuations
For Washington Gas and WGL Energy Services, storage gas inventory is stated at the lower-of-cost or market as determined using the first-in, first-out method. For WGL Midstream, storage gas inventory is stated at the lower-of-cost or market using the weighted average cost method. Interim period inventory losses attributable to lower-of-cost or market adjustments may be reversed if the market value of the inventory is recovered by the end of the same fiscal year.
For the three months ended March 31, 2015, Washington Gas did not record any lower-of-cost or market adjustments. For the six months ended March 31, 2015, Washington Gas recorded a decrease to net income due to a lower-of-cost or market adjustment of $0.7 million. For the three and six months ended March 31, 2014, Washington Gas recorded a decrease to net income due to a lower-of-cost or market adjustment of $0.4 million. For the three and six months ended March 31, 2015 and 2014, WGL Energy Services did not record any lower-of-cost or market adjustments. For the three and six months ended March 31, 2015, WGL Midstream recorded a decrease to net income due to a lower-of-cost or market adjustment of $3.0 million and $20.5 million, respectively. For the three and six months ended March 31, 2014, WGL Midstream did not record any lower-of-cost or market adjustments.

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

OTHER NEWLY ISSUED ACCOUNTING STANDARDS
Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
ASU 2015-03, Simplifying the Presentation of Debt Issuance Cost (Topic 835)	The standard requires an entity to present debt issuance costs in the balance sheet as a direct deduction of the debt liability in a manner consistent with its accounting treatment of debt discounts.	October 1, 2016	We are in the process of evaluating the impact the adoption of this standard will have on our financial statements.
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

WGL Holdings, Inc.
(In millions)	March 31, 2015	September 30, 2014
Accounts payable—trade	$274.4	$278.8
Employee benefits and payroll accruals	21.0	19.8
Other accrued liabilities	28.6	14.6
Total	$324.0	$313.2

Washington Gas Light Company
(In millions)	March 31, 2015	September 30, 2014
Accounts payable—trade	126.4	146.4
Employee benefits and payroll accruals	19.7	18.2
Other accrued liabilities	20.8	11.9
Total	166.9	176.5

NOTE 3. SHORT-TERM DEBT
WGL and Washington Gas satisfy their short-term financing requirements through the sale of commercial paper or through bank borrowings. Due to the seasonal nature of the regulated utility and retail energy-marketing segments, short-term financing requirements can vary significantly during the year. Revolving credit agreements are maintained to support outstanding commercial paper and to permit short-term borrowing flexibility. The policy of each WGL and Washington Gas, is to maintain bank credit facilities in amounts equal to or greater than the expected maximum commercial paper position. The following is a summary of committed credit available at March 31, 2015 and September 30, 2014.

Committed Credit Available (In millions)
March 31, 2015	WGL(b)	Washington Gas	Total Consolidated
Committed credit agreements
Unsecured revolving credit facility, expires December 19, 2019(a)	$450.0	$350.0	$800.0
Less: Commercial Paper	(175.0)	—	(175.0)
Net committed credit available	$275.0	$350.0	$625.0
Weighted average interest rate	0.26%	—%	0.26%

September 30, 2014
Committed credit agreements
Unsecured revolving credit facility, expires April 3, 2017(a)	$450.0	$350.0	$800.0
Less: Commercial Paper	(364.5)	(89.0)	(453.5)
Net committed credit available	$85.5	$261.0	$346.5
Weighted average interest rate	0.20%	0.13%	0.19%

(a)
Both WGL and Washington Gas have the right to request extensions with the banks’ approval. WGL’s revolving credit facility permits it to borrow an additional $100 million, with the banks’ approval, for a total of $550 million. Washington Gas’ revolving credit facility permits it to borrow an additional $100 million, with the banks’ approval, for a total of $450 million.

(b)	WGL includes WGL Holdings and all subsidiaries other than Washington Gas.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

In December 2014, both WGL and Washington Gas entered into a first amendment to their respective credit agreements, each dated April 3, 2012. The amendments extend the maturity date of the credit facilities from April 3, 2017 to December 19, 2019, subject to maintaining active regulatory financing approvals. The credit agreements, as amended, each have the right to request two one-year-extensions, with the banks' approval. At March 31, 2015 and September 30, 2014, there were no outstanding bank loans from WGL’s or Washington Gas’ revolving credit facilities.

NOTE 4. LONG-TERM DEBT

UNSECURED NOTES
WGL and Washington Gas issue long-term notes with individual terms regarding interest rates, maturities and call or put options. These notes can have maturity dates of one or more years from the date of issuance.
At March 31, 2015 and September 30, 2014, WGL had the capacity under a shelf registration to issue an unspecified amount of long-term senior notes debt securities and Washington Gas had the capacity to issue up to $275.0 million of additional long-term Medium-Term Notes (MTNs).
The following tables show the outstanding notes as of March 31, 2015 and September 30, 2014.

Senior Notes, MTNs and Private Placement Notes Outstanding
($ In millions)	WGL(a)	Washington Gas	Total Consolidated
March 31, 2015
Long-term notes(b)	$250.0	$741.0	$991.0
Weighted average interest rate	3.66%	5.56%	5.06%
September 30, 2014
Long-term notes(b)	$—	$691.0	$691.0
Weighted average interest rate	n/a	5.65%	5.65%

(a)	WGL includes WGL Holdings and all subsidiaries other than Washington Gas.

(b)	Includes Senior Notes for WGL and both MTNs and private placement notes for Washington Gas. Represents face value including current maturities.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables show senior notes, MTN and private placement issuances and retirements for the six months ended March 31, 2015 and 2014.

Senior Notes, MTNs and Private Placement Issuances and Retirements
($ In millions)	Principal(b)	Interest Rate	Effective Cost(c)	Nominal Maturity Date
Six Months Ended March 31, 2015
WGL(a)
Issuances:
10/24/2014	$100.0	2.25%	2.42%	11/1/2019
10/24/2014	125.0	4.60%	5.11%	11/1/2044
12/16/2014	25.0	4.60%	5.53%	11/1/2044
Total	$250.0
Washington Gas
Issuances:
12/15/2014	$50.0	4.24%	4.41%	12/15/2044
Total	$50.0
Total consolidated issuances	$300.0
Six Months Ended March 31, 2014
Washington Gas
Issuances:
12/5/2013	$75.0	5.00%	4.95%	12/15/2043
Total	$75.0
Retirements:
11/7/2013	$37.0	4.88%	n/a	11/7/2013
Total	$37.0

(a)	WGL includes WGL Holdings and all subsidiaries other than Washington Gas.

(b)	Represents face amount.

(c)	The estimated effective cost of the issued notes, including consideration of issuance fees and hedge costs.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 5. COMMON SHAREHOLDERS’ EQUITY
The tables below reflect the components of “Common shareholders’ equity” for WGL and “Common shareholder’s equity” for Washington Gas for the six months ended March 31, 2015.

WGL Holdings, Inc. Components of Common Shareholders’ Equity
(In thousands)	Common Stock Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total
Balance at September 30, 2014	$525,932	$11,847	$716,758	$(7,961)	$1,246,576
Net income	—	—	146,003	—	146,003
Other comprehensive loss	—	—	—	(3,682)	(3,682)
Repurchase of common stock	(41,485)	—	—	—	(41,485)
Stock-based compensation	1,009	800	—	—	1,809
Dividends declared:
Common stock	—	—	(44,877)	—	(44,877)
Preferred stock	—	—	(660)	—	(660)
Balance at March 31, 2015	$485,456	$12,647	$817,224	$(11,643)	$1,303,684

Washington Gas Light Company Components of Common Shareholder’s Equity
(In thousands)	Common Stock Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total
Balance at September 30, 2014	$46,479	$480,620	$529,480	$(6,413)	$1,050,166
Net income	—	—	139,645	—	139,645
Other comprehensive income	—	—		382	382
Stock-based compensation	—	715	—	—	715
Dividends declared:
Common stock	—	—	(39,160)	—	(39,160)
Preferred stock	—	—	(660)	—	(660)
Balance at March 31, 2015	$46,479	$481,335	$629,305	$(6,031)	$1,151,088
WGL had 49,728,662 and 50,656,553 shares issued of common stock at March 31, 2015 and September 30, 2014, respectively. Washington Gas had 46,479,536 shares issued of common stock at both March 31, 2015 and September 30, 2014.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6. EARNINGS PER SHARE

Basic EPS of WGL is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS assumes the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period unless the effect of such issuance would be anti-dilutive. The following table reflects the computation of our basic and diluted EPS for the three and six months ended March 31, 2015 and 2014.

Basic and Diluted EPS
(in thousands, except per share data)	Net Income Applicable to Common Stock	Shares	Per Share Amount
Three Months Ended March 31, 2015
Basic EPS	$81,455	49,720	$1.64
Stock-based compensation plans	—	263
Diluted EPS	$81,455	49,983	$1.63
Three Months Ended March 31, 2014
Basic EPS	$61,213	51,875	$1.18
Stock-based compensation plans	—	24
Diluted EPS	$61,213	51,899	$1.18
Six Months Ended March 31, 2015
Basic EPS	$145,343	49,851	$2.92
Stock-based compensation plans	—	204
Diluted EPS	$145,343	50,055	$2.90
Six Months Ended March 31, 2014
Basic EPS	$79,842	51,846	$1.54
Stock-based compensation plans	—	18
Diluted EPS	$79,842	51,864	$1.54
There were no anti-dilutive shares for the three or six months ended March 31, 2015 and 2014.

NOTE 7. INCOME TAXES
As of March 31, 2015 and September 30, 2014, our uncertain tax positions were approximately $30.2 million and $32.6 million, respectively, primarily due to the change in tax accounting for repairs. If the amounts of unrecognized tax benefits are eventually realized, it would not materially impact the effective tax rate. It is reasonably possible that the amount of the unrecognized tax benefit with respect to some of WGL’s and Washington Gas’ uncertain tax positions will significantly increase or decrease in the next 12 months, however at this time, an estimate of the range of reasonably possible outcomes cannot be determined.
Under ASC Topic 740, Income Taxes, Washington Gas recognizes any accrued interest associated with uncertain tax positions in interest expense and recognizes any accrued penalties associated with uncertain tax positions in other expenses in the statements of income. At March 31, 2015, we did not have an accrual of interest expense related to uncertain tax positions. At September 30, 2014, we had a total accrual of $0.1 million of interest expense related to uncertain tax positions included in other deferred credits in the accompanying balance sheets.
WGL files a consolidated federal tax return and various other state returns. We are no longer subject to income tax examinations by the Internal Revenue Service for years ended prior to September 30, 2011. Substantially all state income tax years in major jurisdictions are closed for years ended prior to September 30, 2010.
Washington Gas charged the Maryland portion of the Medicare Part D (Med D) regulatory asset to tax expense during the fiscal year ended September 30, 2012 based on positions taken by the Maryland Public Service Commission (PSC of MD) in Washington Gas’ rate case during that fiscal year that did not permit recovery. Washington Gas received an order in the first quarter of fiscal year ended September 30, 2014 from the PSC of MD that did allow recovery of the Med D regulatory asset

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

over a five year amortization period beginning December 2013. Therefore, the reinstatement of the regulatory asset is reflected in the effective tax rate for the six months ended March 31, 2014.

NOTE 8. DERIVATIVE AND WEATHER-RELATED INSTRUMENTS
DERIVATIVE INSTRUMENTS
Regulated Utility Operations
Washington Gas enters into contracts that qualify as derivative instruments and are accounted for under ASC Topic 815. These derivative instruments are recorded at fair value on our balance sheet and Washington Gas does not designate any derivatives as hedges under ASC Topic 815. Washington Gas’ derivative instruments relate to: (i) Washington Gas’ asset optimization program; (ii) managing price risk associated with the purchase of gas to serve utility customers and (iii) managing interest rate risk.
Asset Optimization. Washington Gas optimizes the value of its long-term natural gas transportation and storage capacity resources during periods when these resources are not being used to physically serve utility customers. Specifically, Washington Gas utilizes its transportation capacity assets to benefit from favorable natural gas prices between different geographic locations and utilizes its storage capacity assets to benefit from favorable natural gas prices between different time periods. As part of this asset optimization program, Washington Gas enters into physical and financial derivative transactions in the form of forward, futures and option contracts with the primary objective of locking in operating margins that Washington Gas will ultimately realize. The derivatives used under this program are subject to mark-to-market accounting treatment while the capacity and transportation resources are not.
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
All physically and financially settled contracts under our asset optimization program are reported on a net basis in the statements of income in “Utility cost of gas.” Total net margins recorded to “Utility cost of gas” after sharing and management fees associated with all asset optimization transactions for the three months ended March 31, 2015 was a loss of $14.0 million including an unrealized loss of $28.0 million. During the three months ended March 31, 2014 we recorded a loss of $60.4 million including an unrealized loss of $77.9 million. Total net margins recorded for the six months ended March 31, 2015 was a gain of $17.1 million including an unrealized loss of $2.9 million. During the six months ended March 31, 2014, we recorded a loss of $80.2 million including an unrealized loss of $104.1 million.
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
Non-Utility Operations
Managing Price Risk. WGL Energy Services enters into certain derivative contracts as part of managing the price risk associated with the sale and purchase of natural gas and electricity. WGL Midstream enters into derivative contracts for the purpose of optimizing its storage and transportation capacity as well as managing the transportation and storage assets on behalf of third parties. Derivative instruments are recorded at fair value on our consolidated balance sheets. WGL Energy Services and WGL Midstream do not designate these derivatives as hedges under ASC Topic 815; therefore, changes in the fair value of these derivative instruments are reflected in the earnings of our non-utility operations and may cause significant period-to-period volatility in earnings. The storage and transportation capacities utilized by WGL Midstream are not considered to be derivative instruments, and thus they are not recorded at fair value on our consolidated balance sheets.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Managing Interest-Rate Risk. WGL utilizes derivative instruments that are designed to minimize the risk of interest-rate volatility associated with future debt issuances. WGL elected cash flow hedge accounting for its interest rate derivative instruments, which settled with the issuance of the related debt issuance in the first quarter of 2015. The effective portion of the gains and losses on the hedge were recorded within other comprehensive income and are being amortized over the life of the debt (through 2044). The amortization will be minimal for fiscal 2015.
Consolidated Operations
Reflected in the tables below is information for WGL as well as Washington Gas. The information for WGL includes derivative instruments for both utility and non-utility operations.

At March 31, 2015 and September 30, 2014, respectively, the absolute notional amounts of our derivatives were as follows:

Absolute Notional Amounts of Open Positions on Derivative Instruments
March 31, 2015	Notional Amounts
Derivative transactions	WGL Holdings	Washington Gas
Natural Gas (In millions of therms)
Asset Optimization	21,936.9	14,409.4
Retail sales	9.6	—
Other risk-management activities	1,745.7	1,389.1
Electricity (In millions of kWhs)
Retail sales	4,126.9	—
Other risk-management activities	15,842.9	—
September 30, 2014
Derivative transactions
Natural Gas (In millions of therms)
Asset Optimization	20,593.3	13,740.9
Retail sales	44.7	—
Other risk-management activities	1,641.3	1,398.2
Electricity (In millions of kWhs)
Retail sales	3,831.4	—
Other risk-management activities	16,734.1	—
Warrants (In millions of shares)	4.6	—
Interest Rate Swaps (In millions of dollars)	150.0	—

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the balance sheet classification for all derivative instruments as of March 31, 2015 and September 30, 2014.

WGL Holdings, Inc. Balance Sheet Classification of Derivative Instruments
(In millions)	Derivative Instruments Not Designated as Hedging Instruments		Derivative Instruments Designated as Hedging Instruments
As of March 31, 2015	Gross Derivative Assets	Gross Derivative Liabilities	Gross Derivative Assets	Gross Derivative Liabilities	Netting of Collateral	Total(a)
Current Assets—Derivatives	$42.1	$(16.5)	$—	$—	$(2.1)	$23.5
Deferred Charges and Other Assets—Derivatives	35.1	—	—	—	—	35.1
Current Liabilities—Derivatives	4.3	(58.0)	—	—	6.0	(47.7)
Deferred Credits—Derivatives	12.0	(352.7)	—	—	2.9	(337.8)
Total	$93.5	$(427.2)	$—	$—	$6.8	$(326.9)
As of September 30, 2014
Current Assets—Derivatives	$20.8	$(2.5)	$—	$—	$—	$18.3
Deferred Charges and Other Assets—Derivatives	18.7	—	—	—	—	18.7
Current Liabilities—Derivatives	15.4	(70.3)	—	(1.7)	8.0	(48.6)
Deferred Credits—Derivatives	17.7	(316.4)	—	—	4.0	(294.7)
Total	$72.6	$(389.2)	$—	$(1.7)	$12.0	$(306.3)

Washington Gas Light Company Balance Sheet Classification of Derivative Instruments(b)
(In millions)
As of March 31, 2015	Gross Derivative Assets	Gross Derivative Liabilities	Netting of Collateral	Total(a)
Current Assets—Derivatives	$21.9	$(5.9)	$(2.1)	$13.9
Deferred Charges and Other Assets—Derivatives	14.9	—	—	14.9
Current Liabilities—Derivatives	—	(31.5)	—	(31.5)
Deferred Credits—Derivatives	0.9	(289.5)	—	(288.6)
Total	$37.7	$(326.9)	$(2.1)	$(291.3)
As of September 30, 2014
Current Assets—Derivatives	$3.9	$—	$—	$3.9
Deferred Charges and Other Assets—Derivatives	9.5	—	—	9.5
Current Liabilities—Derivatives	8.6	(43.2)	0.7	(33.9)
Deferred Credits—Derivatives	4.2	(265.2)	0.2	(260.8)
Total	$26.2	$(308.4)	$0.9	$(281.3)
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
(b) Washington Gas did not have any derivative instruments outstanding that were designated as hedging instruments at March 31, 2015 or September 30, 2014.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents all gains and losses associated with derivative instruments for the three and six months ended March 31, 2015 and 2014.

Gains and Losses on Derivative Instruments
(In millions)	WGL Holdings, Inc.		Washington Gas Light Company
Three Months Ended March 31,	2015	2014	2015	2014
Recorded to income
Operating revenues—non-utility	$(1.1)	$(35.8)	$—	$—
Utility cost of gas	(35.8)	(96.4)	(35.8)	(96.4)
Non-utility cost of energy-related sales	10.5	27.6	—	—
Other income-net	—	—	—	—
Interest expense(a)	(0.1)	—	—	—
Recorded to regulatory assets
Gas costs	(52.1)	(133.7)	(52.1)	(133.7)
Other	—	1.2	—	1.2
Recorded to other comprehensive income	0.2	—	—	—
Total	$(78.4)	$(237.1)	$(87.9)	$(228.9)
Six Months Ended March 31,	2015	2014	2015	2014
Recorded to income
Operating revenues—non-utility	$74.3	$(84.3)	$—	$—
Utility cost of gas	(10.0)	(123.7)	(10.0)	(123.7)
Non-utility cost of energy-related sales	(39.1)	43.9	—	—
Other income-net	—	0.1	—	—
Interest expense(b)	(0.5)	—	—	—
Recorded to regulatory assets
Gas costs	(23.9)	(212.0)	(23.9)	(212.0)
Other	—	1.2	—	1.2
Recorded to other comprehensive income(c)	(8.0)	—	—	—
Total	$(7.2)	$(374.8)	$(33.9)	$(334.5)
(a) Represents $(0.1) million of amortization of amounts previously recorded to Accumulated Other Comprehensive Income.
(b) Represents $(0.4) million of ineffectiveness for our cash flow hedge and $(0.1) million of amortization of amounts previously recorded to Accumulated Other Comprehensive Income.
(c) Represents the effective portion of our cash flow hedge of $(8.1) million less $(0.1) million of amortization that was reclassified to interest expense.

Collateral
WGL utilizes standardized master netting agreements, which facilitate the netting of cash flows into a single net exposure for a given counterparty. As part of these master netting agreements, cash, letters of credit and parental guarantees may be required to be posted or obtained from counterparties in order to mitigate credit risk related to both derivatives and non-derivative positions. Under WGL’s offsetting policy, collateral balances are offset against the related counterparties’ derivative positions to the extent the application would not result in the over-collateralization of those derivative positions on the balance sheet. At March 31, 2015, Washington Gas, WGL Energy Services and WGL Midstream posted $3.0 million, $16.7 million and $8.6 million, respectively, of collateral deposits with counterparties that were not offset against open and settled derivative contracts. At September 30, 2014, Washington Gas, WGL Energy Services and WGL Midstream posted $8.2 million, $5.7 million and $11.4 million, respectively, of collateral deposits with counterparties that were not offset against open and settled derivative contracts. In addition, at March 31, 2015 and September 30, 2014, Washington Gas held $0.4 million and $2.5 million, respectively of cash collateral representing an obligation to counterparties that was not offset against open and settled derivative contracts. Any collateral posted that is not offset against open and settled derivative contracts is included in “Other prepayments” in the accompanying balance sheet. Collateral received and not offset against open and settled derivative contracts is included in “Customer deposits and advance payments” in the accompanying balance sheet.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Certain derivative instruments of Washington Gas, WGL Energy Services and WGL Midstream contain contract provisions that require collateral to be posted if the credit rating of Washington Gas or WGL falls below certain levels or if counterparty exposure to WGL Energy Services or WGL Midstream exceeds a certain level. Due to counterparty exposure levels, at March 31, 2015, WGL Energy Services posted $9.0 million of collateral related to its derivative liabilities that contained credit-related contingent features. At September 30, 2014, WGL Energy Services posted $5.3 million of collateral related to these aforementioned derivative liabilities. Washington Gas and WGL Midstream were not required to post any collateral related to its derivative liabilities that contained credit-related contingent features at March 31, 2015 or September 30, 2014. The following table shows the aggregate fair value of all derivative instruments with credit-related contingent features that are in a liability position, as well as the maximum amount of collateral that would be required if the most intrusive credit-risk-related contingent features underlying these agreements were triggered on March 31, 2015 and September 30, 2014, respectively.

Potential Collateral Requirements for Derivative Liabilities with Credit-Risk-Contingent Features
(In millions)	WGL Holdings, Inc.	Washington Gas
March 31, 2015
Derivative liabilities with credit-risk-contingent features	$40.8	$7.3
Maximum potential collateral requirements	32.3	7.3
September 30, 2014
Derivative liabilities with credit-risk-contingent features	$28.8	$20.6
Maximum potential collateral requirements	16.5	16.1
Washington Gas, WGL Energy Services and WGL Midstream do not enter into derivative contracts for speculative purposes.
Concentration of Credit Risk
We are exposed to credit risk from derivative instruments with wholesale counterparties, which is represented by the fair value of these instruments at the reporting date. We actively monitor and work to minimize counterparty concentration risk through various practices. At March 31, 2015, three counterparties represented over 10% of Washington Gas’ credit exposure to wholesale derivative counterparties for a total credit risk of $22.5 million; two counterparties represented over 10% of WGL Energy Services’ credit exposure to wholesale counterparties for a total credit risk of $1.2 million; and two counterparties represented over 10% of WGL Midstream’s credit exposure to wholesale counterparties for a total credit risk of $15.1 million.
WEATHER-RELATED INSTRUMENTS
Washington Gas did not use any weather-related instruments during the three and six months ended March 31, 2015 and 2014.
WGL Energy Services utilizes weather-related instruments for managing the financial effects of weather risks. These instruments cover a portion of WGL Energy Services’ estimated revenue or energy-related cost exposure to variations in heating or cooling degree days. These contracts provide for payment to WGL Energy Services of a fixed-dollar amount for every degree day over or under specific levels during the calculation period depending upon the type of contract executed. For the three months ended March 31, 2015 and 2014, WGL Energy Services recorded pre-tax gains of $4.9 million and $6.4 million, respectively, related to these contracts. For the six months ended March 31, 2015 and 2014, WGL Energy Services recorded pre-tax gains of $3.2 million and $5.4 million, respectively, related to these contracts.

NOTE 9. FAIR VALUE MEASUREMENTS

We measure the fair value of our financial assets and liabilities using a combination of the income and market approach in accordance with ASC Topic 820. These financial assets and liabilities primarily consist of derivatives recorded on our balance sheet under ASC Topic 815 and short-term investments, commercial paper and long-term debt outstanding required to be disclosed at fair value. Under ASC Topic 820, fair value is defined as the exit price, representing the amount that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To value our financial instruments, we use market data or assumptions that market participants would use, including assumptions about credit risk (both our own credit risk and the counterparty’s credit risk) and the risks inherent in the inputs to valuation.

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
Level 1.Level 1 of the fair value hierarchy consists of assets or liabilities that are valued using observable inputs based upon unadjusted quoted prices in active markets for identical assets or liabilities at the reporting date. Level 1 assets and liabilities primarily include exchange traded derivatives and securities. WGL did not have any Level 1 derivatives at March 31, 2015 or September 30, 2014.
Level 2.Level 2 of the fair value hierarchy consists of assets or liabilities that are valued using directly or indirectly observable inputs either corroborated with market data or based on exchange traded market data. Level 2 includes fair values based on industry-standard valuation techniques that consider various assumptions: (i) quoted forward prices, including the use of mid-market pricing within a bid/ask spread; (ii) discount rates; (iii) implied volatility and (iv) other economic factors. Substantially all of these assumptions are observable throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the relevant market. At March 31, 2015 and September 30, 2014, Level 2 financial assets and liabilities included energy-related derivatives such as financial contracts, options and physical forward contracts for deliveries at active market locations.
Level 3.Level 3 of the fair value hierarchy consists of assets or liabilities that are valued using significant unobservable inputs at the reporting date. These unobservable assumptions reflect our assumptions about estimates that market participants would use in pricing the asset or liability, including natural gas basis prices, annualized volatilities of natural gas prices, and electricity congestion prices. A significant change to any one of these inputs in isolation could result in a significant upward or downward fluctuation in the fair value measurement. These inputs may be used with industry standard valuation methodologies that result in our best estimate of fair value for the assets or liabilities at the reporting date.
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
At March 31, 2015 and September 30, 2014, Level 3 derivative assets and liabilities included: (i) physical contracts valued at illiquid market locations with no observable market data; (ii) long-dated positions where observable pricing is not available over the life of the contract; (iii) contracts valued using historical spot price volatility assumptions; (iv) valuations using indicative broker quotes for inactive market locations and (v) non-publicly traded stock warrants.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables set forth financial instruments recorded at fair value as of March 31, 2015 and September 30, 2014, respectively. A financial instrument’s classification within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy.

WGL Holdings, Inc. Fair Value Measurements Under the Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Total
At March 31, 2015
Assets
Natural gas related derivatives	$—	$32.0	$39.9	$71.9
Electricity related derivatives	—	2.9	18.7	21.6
Total Assets	$—	$34.9	$58.6	$93.5
Liabilities
Natural gas related derivatives	$—	$(35.2)	$(359.5)	$(394.7)
Electricity related derivatives	—	(3.3)	(29.2)	(32.5)
Total Liabilities	$—	$(38.5)	$(388.7)	$(427.2)
At September 30, 2014
Assets
Natural gas related derivatives	$—	$22.7	$33.7	$56.4
Electricity related derivatives	—	0.3	15.9	16.2
Total Assets	$—	$23.0	$49.6	$72.6
Liabilities
Natural gas related derivatives	$—	$(39.8)	$(328.4)	$(368.2)
Electricity related derivatives	—	(0.1)	(20.9)	(21.0)
Interest rate derivatives	—	(1.7)	—	(1.7)
Total Liabilities	$—	$(41.6)	$(349.3)	$(390.9)

Washington Gas Light Company Fair Value Measurements Under the Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Total
At March 31, 2015
Assets
Natural gas related derivatives	$—	$22.6	$15.1	$37.7
Total Assets	$—	$22.6	$15.1	$37.7
Liabilities
Natural gas related derivatives	$—	$(12.0)	$(314.9)	$(326.9)
Total Liabilities	$—	$(12.0)	$(314.9)	$(326.9)
At September 30, 2014
Assets
Natural gas related derivatives	$—	$13.5	$12.7	$26.2
Total Assets	$—	$13.5	$12.7	$26.2
Liabilities
Natural gas related derivatives	$—	$(25.1)	$(283.3)	$(308.4)
Total Liabilities	$—	$(25.1)	$(283.3)	$(308.4)

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table includes quantitative information about the significant unobservable inputs used in the fair value measurement of our Level 3 financial instruments and the respective fair values of the net derivative asset and liability positions, by contract type, as of March 31, 2015 and September 30, 2014.

Quantitative Information about Level 3 Fair Value Measurements
	Net Fair Value March 31, 2015	Valuation Techniques	Unobservable Inputs	Range

WGL Holdings, Inc.	(In millions)
Natural gas related derivatives	$(319.6)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($1.630) - $4.760
		Option Model	Natural Gas Basis Price (per dekatherm)	($0.215) - $0.039
			Annualized Volatility of Spot Market Natural Gas	30.5% - 51.1%
Electricity related derivatives	$(10.5)	Discounted Cash Flow	Electricity Congestion Price (per megawatt hour)	($3.103) - $82.600

Washington Gas Light Company
Natural gas related derivatives	$(299.8)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($1.630) - $4.268

	Net Fair Value September 30, 2014

WGL Holdings, Inc.
Natural gas related derivatives	$(294.7)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($2.101) - $6.154
		Option Model	Natural Gas Basis Price (per dekatherm)	($1.675) - $6.154
			Annualized Volatility of Spot Market Natural Gas	30.9% - 589.6%
Electricity related derivatives	$(5.0)	Discounted Cash Flow	Electricity Congestion Price (per megawatt hour)	($2.85) - $90.95

Washington Gas Light Company
Natural gas related derivatives	$(270.6)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($2.101) - $6.154

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables are a summary of the changes in the fair value of our derivative instruments that are measured at net fair value on a recurring basis in accordance with ASC Topic 820 using significant Level 3 inputs during the three and six months ended March 31, 2015 and 2014, respectively.

WGL Holdings, Inc. Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Warrants	Total
Three Months Ended March 31, 2015
Balance at January 1, 2015	$(252.6)	$(11.5)	$—	$(264.1)
Realized and unrealized gains (losses)
Recorded to income	(37.7)	0.4	—	(37.3)
Recorded to regulatory assets—gas costs	(53.9)	—	—	(53.9)
Transfers into Level 3	5.4	—	—	5.4
Transfers out of Level 3	1.4	—	—	1.4
Purchases	—	0.2	—	0.2
Settlements	17.8	0.4	—	18.2
Balance at March 31, 2015	$(319.6)	$(10.5)	$—	$(330.1)
Three Months Ended March 31, 2014
Balance at January 1, 2014	$(264.5)	$(1.7)	$1.2	$(265.0)
Realized and unrealized gains (losses)
Recorded to income	(85.9)	11.2	—	(74.7)
Recorded to regulatory assets—gas costs	(110.8)	—	—	(110.8)
Settlements	28.9	(11.7)	—	17.2
Balance at March 31, 2014	$(432.3)	$(2.2)	$1.2	$(433.3)

Six Months Ended March 31, 2015
Balance at October 1, 2014	$(294.7)	$(5.0)	$—	$(299.7)
Realized and unrealized gains (losses)
Recorded to income	(17.4)	(10.5)	—	(27.9)
Recorded to regulatory assets—gas costs	(40.3)	—	—	(40.3)
Transfers into Level 3	5.4	—	—	5.4
Transfers out of Level 3	(0.3)	—	—	(0.3)
Purchases	—	3.4	—	3.4
Settlements	27.7	1.6	—	29.3
Balance at March 31, 2015	$(319.6)	$(10.5)	$—	$(330.1)
Six Months Ended March 31, 2014
Balance at October 1, 2013	$(155.2)	$2.4	$1.1	$(151.7)
Realized and unrealized gains (losses)
Recorded to income	(132.6)	3.3	0.1	(129.2)
Recorded to regulatory assets—gas costs	(182.8)	—	—	(182.8)
Purchases	—	1.4	—	1.4
Settlements	38.3	(9.3)	—	29.0
Balance at March 31, 2014	$(432.3)	$(2.2)	$1.2	$(433.3)

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Washington Gas Light Company Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
(In millions)	Natural Gas Related Derivatives
Three Months Ended March 31, 2015
Balance at January 1, 2015	$(234.8)
Realized and unrealized gains (losses)
Recorded to income	(37.4)
Recorded to regulatory assets—gas costs	(53.9)
Transfers into Level 3	5.4
Transfers out of Level 3	1.4
Settlements	19.5
Balance at March 31, 2015	$(299.8)
Three Months Ended March 31, 2014
Balance at January 1, 2014	$(220.0)
Realized and unrealized gains (losses)
Recorded to income	(81.8)
Recorded to regulatory assets—gas costs	(110.8)
Settlements	30.0
Balance at March 31, 2014	$(382.6)
Six Months Ended March 31, 2015
Balance at October 1, 2014	$(270.6)
Realized and unrealized gains (losses)
Recorded to income	(22.7)
Recorded to regulatory assets—gas costs	(40.3)
Transfers into Level 3	5.4
Transfers out of Level 3	(0.3)
Settlements	28.7
Balance at March 31, 2015	$(299.8)
Six Months Ended March 31, 2014
Balance at October 1, 2013	$(133.6)
Realized and unrealized gains (losses)
Recorded to income	(105.2)
Recorded to regulatory assets—gas costs	(182.8)
Settlements	39.0
Balance at March 31, 2014	$(382.6)
Transfers between different levels of the fair value hierarchy may occur based on the level of observable inputs used to value the instruments from period to period. It is our policy to show both transfers into and out of the different levels of the fair value hierarchy at the fair value as of the beginning of the period. Transfers out of Level 3 during the three and six months ended March 31, 2015 were due to an increase in valuations using observable market inputs. There were no transfers in or out of Level 3 for the three and six months ended March 31, 2014.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

The table below sets forth the line items on the statements of income to which amounts are recorded for the three months ended March 31, 2015 and 2014, respectively, related to fair value measurements using significant Level 3 inputs.

WGL Holdings, Inc. Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Warrants	Total
Three Months Ended March 31, 2015
Operating revenues—non-utility	$(8.9)	$3.2	$—	$(5.7)
Utility cost of gas	(37.4)	—	—	(37.4)
Non-utility cost of energy-related sales	8.6	(2.8)	—	5.8
Total	$(37.7)	$0.4	$—	$(37.3)
Three Months Ended March 31, 2014
Operating revenues—non-utility	$(0.5)	$(14.5)	$—	$(15.0)
Utility cost of gas	(81.8)	—	—	(81.8)
Other income-net	—	—	—	—
Non-utility cost of energy-related sales	(3.6)	25.7	—	22.1
Total	$(85.9)	$11.2	$—	$(74.7)
Six Months Ended March 31, 2015
Operating revenues—non-utility	$1.6	$24.0	$—	$25.6
Utility cost of gas	(22.7)	—	—	(22.7)
Non-utility cost of energy-related sales	3.7	(34.5)	—	(30.8)
Total	$(17.4)	$(10.5)	$—	$(27.9)
Six Months Ended March 31, 2014
Operating revenues—non-utility	$(26.3)	$(24.5)	$—	$(50.8)
Utility cost of gas	(105.2)	—	—	(105.2)
Other income-net	—	—	0.1	0.1
Non-utility cost of energy-related sales	(1.1)	27.8	—	26.7
Total	$(132.6)	$3.3	$0.1	$(129.2)

Washington Gas Light Company Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
(In millions)	Natural Gas Related Derivatives
Three Months Ended March 31, 2015
Utility cost of gas	$(37.4)
Total	$(37.4)
Three Months Ended March 31, 2014
Utility cost of gas	$(81.8)
Total	$(81.8)
Six Months Ended March 31, 2015
Utility cost of gas	$(22.7)
Total	$(22.7)
Six Months Ended March 31, 2014
Utility cost of gas	$(105.2)
Total	$(105.2)

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Unrealized gains (losses) attributable to derivative assets and liabilities measured using significant Level 3 inputs were recorded as follows, for the three and six months ended March 31, 2015 and 2014, respectively.

WGL Holdings, Inc. Unrealized Gains (Losses) Recorded for Level 3 Measurements
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Warrants	Total
Three Months Ended March 31, 2015
Recorded to income
Operating revenues—non-utility	$(9.3)	$0.1	$—	$(9.2)
Utility cost of gas	(31.7)	—	—	(31.7)
Non-utility cost of energy-related sales	11.8	0.6	—	12.4
Recorded to regulatory assets—gas costs	(47.7)	—	—	(47.7)
Total	$(76.9)	$0.7	$—	$(76.2)
Three Months Ended March 31, 2014
Recorded to income
Operating revenues—non-utility	$(5.0)	$(28.4)	$—	$(33.4)
Utility cost of gas	(68.1)	—	—	(68.1)
Non-utility cost of energy-related sales	(0.8)	27.1	—	26.3
Other income-net	—	—	—	—
Recorded to regulatory assets—gas costs	(101.1)	—	—	(101.1)
Total	$(175.0)	$(1.3)	$—	$(176.3)
Six Months Ended March 31, 2015
Recorded to income
Operating revenues—non-utility	$3.6	$20.9	$—	$24.5
Utility cost of gas	(19.8)	—	—	(19.8)
Non-utility cost of energy-related sales	1.8	(26.7)	—	(24.9)
Recorded to regulatory assets—gas costs	(28.8)	—	—	(28.8)
Total	$(43.2)	$(5.8)	$—	$(49.0)
Six Months Ended March 31, 2014
Recorded to income
Operating revenues—non-utility	$(30.3)	$(33.4)	$—	$(63.7)
Utility cost of gas	(92.1)	—	—	(92.1)
Non-utility cost of energy-related sales	3.3	28.3	—	31.6
Other income-net	—	—	0.1	0.1
Recorded to regulatory assets—gas costs	(169.9)	—	—	(169.9)
Total	$(289.0)	$(5.1)	$0.1	$(294.0)

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Washington Gas Light Company Unrealized Gains (Losses) Recorded for Level 3 Measurements
Three Months Ended March 31, 2015
(In millions)	Natural Gas Related Derivatives
Recorded to income - utility cost of gas	$(31.7)
Recorded to regulatory assets—gas costs	(47.7)
Total	$(79.4)
Three Months Ended March 31, 2014
Recorded to income - utility cost of gas	$(68.1)
Recorded to regulatory assets—gas costs	(101.1)
Total	$(169.2)

Six Months Ended March 31, 2015
Recorded to income - utility cost of gas	$(19.8)
Recorded to regulatory assets—gas costs	(28.8)
Total	$(48.6)
Six Months Ended March 31, 2014
Recorded to income - utility cost of gas	$(92.1)
Recorded to regulatory assets—gas costs	(169.9)
Total	$(262.0)

The following table presents the carrying amounts and estimated fair values of our financial instruments at March 31, 2015 and September 30, 2014.

WGL Holdings, Inc. Fair Value of Financial Instruments
	March 31, 2015		September 30, 2014
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Money market funds(a)	$14.6	$14.6	$9.7	$9.7
Other short-term investments(a)	$0.2	$0.2	$—	$—
Commercial paper (b)	$175.0	$175.0	$453.5	$453.5
Long-term debt(c)	$950.5	$1,117.9	$679.2	$809.3

Washington Gas Light Company
	March 31, 2015		September 30, 2014
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Money market funds(a)	$10.2	$10.2	$4.3	$4.3
Other short-term investments(a)	$0.2	$0.2	$—	$—
Commercial paper (b)	$—	$—	$89.0	$89.0
Long-term debt(c)	$702.2	$864.1	$679.2	$809.3

(a)	Balance is located in cash and cash equivalents in the accompanying balance sheets. These amounts may be offset by outstanding checks.

(b)	Balance is located in notes payable in the accompanying balance sheets.

(c)	Less current maturities and unamortized discounts.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Our money market funds are Level 1 valuations and their carrying amount approximates fair value. Other short-term investments are primarily overnight investment accounts; therefore, their carrying amount approximates fair value based on Level 2 inputs. The maturity of our commercial paper outstanding at both March 31, 2015 and September 30, 2014 is under 30 days. Due to the short term nature of these notes, the carrying cost of our commercial paper approximates fair value using Level 2 inputs. Neither WGL’s nor Washington Gas’ long-term debt is actively traded. The fair value of long-term debt was estimated based on the quoted market prices of the U.S. Treasury issues having a similar term to maturity, adjusted for the credit quality of the debt issuer, WGL or Washington Gas. Our long-term debt fair value measurement is classified as Level 3.
Non Recurring Basis
During the six months ended March 31, 2015, Washington Gas Resources recorded an impairment charge of its investment in ASDHI to its fair value using the income approach. The amount of the impairment was equivalent to the amount of the carrying value of $5.6 million and was due to management’s assumption of the current valuation and expected return from the investment. The fair value of this investment was a Level 3 measurement.

NOTE 10. OPERATING SEGMENT REPORTING

We have four reportable operating segments: regulated utility, retail energy-marketing, commercial energy systems and midstream energy services. The division of these segments into separate revenue generating components is based upon regulation, products and services. Our chief operating decision maker is our Chief Executive Officer. During the first quarter of 2015, our chief operating decision maker began evaluating segment performance based on Earnings Before Interest and Taxes (EBIT). EBIT is defined as earnings before interest and taxes from continuing operations. Items we do not include in EBIT are interest expense, intercompany financing activity, dividends on Washington Gas preferred stock, and income taxes. EBIT includes transactions between reportable segments. Additionally, we also evaluate our operating segments based on other relevant factors, such as penetration into their respective markets and return on equity.
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

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present operating segment information for the three and six months ended March 31, 2015 and 2014.

Operating Segment Financial Information
(In thousands)	Operating (a) Revenues	Depreciation and Amortization	Equity in Earnings of Unconsolidated Affiliates	EBIT	Total Assets	Capital Expenditures	Equity Method Investments
Three Months Ended March 31, 2015
Regulated utility	$615,694	$27,266	$—	$130,280	$4,245,563	$70,691	$—
Retail energy-marketing	404,601	152	—	38,426	457,847	3	—
Commercial energy systems	11,532	2,671	502	722	553,515	10,658	65,214
Midstream energy services	(20,288)	31	611	(23,507)	217,032	—	49,468
Other activities	—	—	719	(846)	128,624	—	—
Eliminations(b)	(9,806)	(17)	—	(19)	(452,218)	—	—
Total consolidated	$1,001,733	$30,103	$1,832	$145,056	$5,150,363	$81,352	$114,682
Three Months Ended March 31, 2014
Regulated utility	$716,808	$25,736	$—	$88,535	$4,013,934	$50,656	$—
Retail energy-marketing	437,434	180	—	(1,390)	402,675	13	—
Commercial energy systems	8,036	1,551	479	1,545	423,803	38,497	68,517
Midstream energy services	27,104	31	64	21,605	102,148	—	13,692
Other activities	—	—	—	(5,175)	232,407	—	413
Eliminations(b)	(15,132)	(194)	—	498	(412,750)	—	—
Total consolidated	$1,174,250	$27,304	$543	$105,618	$4,762,217	$89,166	$82,622
Six Months Ended March 31, 2015
Regulated utility	$1,002,887	$54,218	$—	$244,907	$4,245,563	$160,294	$—
Retail energy-marketing	735,090	319	—	22,531	457,847	37	—
Commercial energy systems	21,071	4,906	1,079	981	553,515	53,975	65,214
Midstream energy services	7,804	62	1,147	3,264	217,032	—	49,468
Other activities	—	—	750	(7,945)	128,624	—	—
Eliminations(b)	(15,882)	(42)	—	(51)	(452,218)	—	—
Total consolidated	$1,750,970	$59,463	$2,976	$263,687	$5,150,363	$214,306	$114,682
Six Months Ended March 31, 2014
Regulated utility	$1,107,223	$51,105	$—	$153,988	$4,013,934	$105,749	$—
Retail energy-marketing	760,372	354	—	3,900	402,675	88	—
Commercial energy systems	12,753	2,644	763	949	423,803	41,635	68,517
Midstream energy services	(6,069)	62	270	(12,604)	102,148	—	13,692
Other activities	—	—	—	(7,836)	232,407	—	413
Eliminations(b)	(19,732)	(271)	—	642	(412,750)	—	—
Total consolidated	$1,854,547	$53,894	$1,033	$139,039	$4,762,217	$147,472	$82,622
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

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table is a reconciliation from EBIT to net income applicable to common stock.

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Total consolidated EBIT	$145,056	$105,618	$263,687	$139,039
Interest expense	13,254	9,525	25,564	18,517
Income before income taxes	131,802	96,093	238,123	120,522
Income tax expense	50,017	34,550	92,120	40,020
Net income	81,785	61,543	146,003	80,502
Dividends on Washington Gas Light Company preferred stock	330	330	660	660
Net income applicable to common stock	$81,455	$61,213	$145,343	$79,842

NOTE 11. OTHER INVESTMENTS
When determining how to account for our interests in other legal entities, WGL first evaluates if we are required to apply the variable interest entity (VIE) model to the entity, otherwise the entity is evaluated under the voting interest model.
Under the VIE model, we have a controlling financial interest in a VIE (i.e. are the primary beneficiary) when we have current or potential rights that give us the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance combined with a variable interest that gives us the right to receive potentially significant benefits or the obligation to absorb potentially significant losses. When changes occur to the design of an entity, we reconsider whether it is subject to the VIE model. We continuously evaluate whether we have a controlling financial interest in a VIE.
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
WGL uses the Hypothetical Liquidation at Book Value (HLBV) methodology for certain equity method investments when the capital structure of the equity investment results in different liquidation rights and priorities than what is reflected by the underlying percentage ownership interests as defined by an equity investment agreement. For investments accounted for under the HLBV method, simply applying the percentage ownership interest to GAAP net income in order to determine earnings or losses does not accurately represent the income allocation and cash flow distributions that will ultimately be received by the investors. The equity investment agreements for ASD Solar, LP (ASD), Meade Pipeline Co LLC (Meade) and Mountain Valley Pipeline, LLC (Mountain Valley) have liquidation rights and priorities that are sufficiently different from the ownership percentages that the HLBV method was deemed appropriate. The calculation may vary in its complexity depending on the capital structure and the tax considerations for the investments.
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
Variable Interest Entities
WGL has a variable interest in four investments that qualify as VIEs:

•	Meade,

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

•	SunEdison,

•	Nextility and

•	ASD.
WGL previously had a variable interest through Crab Run; however, this investment was sold during the three months ended March 31, 2015. Accordingly, at March 31, 2015, the carrying amount of the investment was removed and WGL recognized a gain of $0.7 million, which was recorded in "Equity in earnings of unconsolidated affiliates" on WGL's statements of income. WGL and its subsidiaries are not the primary beneficiary for any of the above VIEs, therefore we have not consolidated any of the VIE entities. At March 31, 2015, the nature of WGL’s involvement with these investments lacks the characteristics of a controlling financial interest. WGL does not have control over any of the VIEs’ activities that are economically significant to the VIEs. In addition, WGL does not have the obligation to absorb expected losses or the right to receive expected gains that could be significant to the VIE.
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
WGL Midstream plans to invest an estimated $410.0 million for a 55% interest in Meade. WGL Midstream joins COG Holdings LLC (20% share), Vega Midstream MPC LLC (15% share) and River Road Interests LLC (10% share) in Meade. Meade is accounted for under the HLBV equity method of accounting, and any profits and losses are included in “Equity in earnings of unconsolidated affiliates” in the accompanying Consolidated Statement of Income and are added to or subtracted from the carrying amount of WGL’s investment balance. WGL Midstream held a $16.0 million equity method investment in Meade at March 31, 2015.
Our maximum financial exposure includes contributions and guarantees on behalf of WGL Midstream. Our maximum exposure to loss at March 31, 2015 was $59.4 million, which represents the minimum funding requirements owed to Williams under the Construction and Ownership Agreement should Meade terminate its agreement with Williams early.
SunEdison/Nextility
WGSW is party to two agreements to fund residential and commercial retail solar energy installations with two separate, privately held companies. WGSW has a master purchase agreement and master lease agreement with SunEdison, Inc. (SunEdison), and Nextility, Inc. (Nextility) for sale/leaseback arrangements for residential and commercial solar systems.
Our agreements with SunEdison and Nextility are accounted for as direct financing leases. WGSW records associated interest in the financing leases in “Other income (expenses)-net” line in the accompanying Consolidated Statement of Income. WGSW held a $23.5 million and $19.9 million combined investment in direct financing leases at March 31, 2015 and September 30, 2014, respectively, of which $3.3 million and $1.7 million are current receivables recorded in “Accounts Receivable” in the accompanying Consolidated Balance Sheets at March 31, 2015 and September 30, 2014, respectively.
Minimum future lease payments receivable under direct financing leases over the next five fiscal years and thereafter are as follows:

Minimum Payments Receivable for Direct Financing Leases
(In millions)
Remainder of 2015	$2.8
2016	2.2
2017	2.1
2018	2.0
2019	1.9
Thereafter	15.9
Total	$26.9

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Minimum payments receivable exclude $6.2 million of residual values and $2.4 million in tax credits. Associated with these investments, WGSW holds $12.0 million of unearned income on its balance sheet. The initial direct costs (incurred in FY 2012) associated with these investments was $0.7 million.
Our maximum financial exposure from solar agreements is limited to WGSW's lease payment receivables and investment contributions made to these companies. All additional future committed contributions are contingent on the projects meeting required criteria. Our exposure is offset by the owned physical assets received as part of the transaction and the quick economic return for the investment through the investment tax credit/treasury grant proceeds and accelerated depreciation.
ASD
In addition to SunEdison and Nextility, WGSW is also a limited partner in ASD, a partnership formed to own and operate a portfolio of residential solar projects, primarily rooftop photovoltaic power generation systems. As a limited partner, WGSW provided funding to the partnership but is excluded from involvement in the partnership’s operations. In January 2014, the funding commitment period expired for the partnership. WGSW’s maximum financial exposure includes contributions made to the partnership.
Our investment in ASD is accounted for under the HLBV equity method of accounting; any profits and losses are included in “Equity in earnings of unconsolidated affiliates” in the accompanying Consolidated Statement of Income and are added to or subtracted from the carrying amount of WGSW’s investment balance. WGSW held a $65.2 million equity method investment in ASD at March 31, 2015.
ASD is consolidated by the general partner, Solar Direct LLC. Solar Direct LLC is a wholly owned subsidiary of American Solar Direct Inc. (ASDI). At March 31, 2015, the carrying amount of WGSW’s investment in ASD exceeded the amount of the underlying equity in net assets by $35.9 million due to WGSW recording additions to its investment in ASD’s net assets at fair value of contributions in accordance with GAAP. This basis difference is being amortized over the life of the assets.
Non-VIE Investments
ASDHI
At September 30, 2014, Washington Gas Resources held a $5.6 million investment in American Solar Direct Holdings Inc. (ASDHI) consisting of warrants and preferred stock. During the six months ended March 31, 2015, Washington Gas Resources impaired its entire investment in ASDHI by its carrying value of $5.6 million based on management’s assumption of the current valuation and expected return from the investment.
Constitution
In 2013, WGL Midstream invested in Constitution Pipeline Company, LLC (Constitution). WGL Midstream will invest an estimated $79.0 million in the project for a 10% share in the pipeline venture over the term of the agreement. WGL Midstream joins Williams Partners L.P. (41% share), Cabot Oil and Gas Corporation (25% share) and Piedmont Natural Gas (24% share) in the project. This natural gas pipeline venture will transport natural gas from the Marcellus region in northern Pennsylvania to major northeastern markets. At March 31, 2015, WGL Midstream had invested $27.6 million in Constitution. Constitution is accounted for under the equity method of accounting; any profits and losses are included in “Equity in earnings of unconsolidated affiliates” in the accompanying Consolidated Statement of Income and are added to or subtracted from the carrying amount of WGL’s investment balance. The equity method is considered appropriate because Constitution is an LLC with specific ownership accounts and ownership between five and fifty percent resulting in WGL Midstream maintaining a more than minor influence over the partnership operating and financing policies.
Mountain Valley Pipeline
In March 2015, WGL Midstream acquired a 7% equity interest in Mountain Valley Pipeline, LLC (Mountain Valley).
The proposed pipeline to be developed, constructed, owned and operated by Mountain Valley, will transport approximately 2.0 million dekatherms of natural gas per day from a new interconnect with EQT Corporation's Equitrans system, near the MarkWest Mobley plant in Smithfield, West Virginia to Transcontinental Gas Pipeline Company LLC's Station 165 in Pittsylvania County, Virginia. The pipeline is scheduled to be in service by December 2018.
The total project investment is anticipated to be between $3.0-$3.5 billion. WGL Midstream will invest, in scheduled capital contributions through the in-service date of the pipeline, its pro rata share (based on its 7% equity interest) of project costs, which is estimated to be $230 million. In addition, WGL Midstream held a $5.8 million equity method investment in the Mountain Valley at March 31, 2015.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Our maximum financial exposure includes guarantees on behalf of WGL Midstream and another partner in the venture. WGL's maximum exposure to loss due to the provided guarantees was $20.0 million at March 31, 2015 which represents a $14.0 million minimum funding requirement for WGL Midstream and a $6.0 million minimum funding requirement for another partner in the venture.
In addition, WGL Midstream entered into an agreement to finance future capital commitments of one of the other partners in the venture for up to approximately $96.0 million, which represents the estimated remaining funding requirements for that partner's 3% ownership interest in the joint venture, inclusive of the minimum funding requirement. WGL Midstream has provided funding of $2.5 million as of March 31, 2015 related to this agreement.
The balance sheet location of the investments discussed in this footnote at March 31, 2015 and September 30, 2014 are as follows:

WGL Holdings, Inc. Balance Sheet Location of Other Investments
As of March 31, 2015 (in millions)	VIEs	Non-VIEs		Total
Assets
Investments in unconsolidated affiliates	$81.2	$33.5		$114.7
Investments in direct financing leases, capital leases	20.2	—		20.2
Accounts receivable	3.3	2.5	(a)	5.8
Total assets	$104.7	$36.0		$140.7
As of September 30, 2014 (in millions)
Assets
Investments in unconsolidated affiliates	$72.6	$27.9		$100.5
Investments in direct financing leases, capital leases	18.2	—		18.2
Accounts receivable	1.7	—		1.7
Total assets	$92.5	$27.9		$120.4
(a) Represents the financing provided to another partner in Mountain Valley to fund its capital commitment. Acquired ownership interest represents the collateral for repayment of the financing.
The income statement location of the investments discussed in this footnote for the three and six months ended March 31, 2015 and 2014 are as follows:

WGL Holdings, Inc. Income Statement Location of Other Investments
(In millions)	VIEs	Non-VIEs	Total	VIEs	Non-VIEs	Total
	Three Months Ended			Six Months Ended
	March 31, 2015			March 31, 2015
Equity in earnings of unconsolidated affiliates	$1.0	$0.8	$1.8	$1.7	$1.3	$3.0
Depreciation and amortization	—	—	—	0.1	—	0.1
Other income (expenses)—net	0.8	—	0.8	1.4	(5.6)	(4.2)
Net income (loss)	$1.8	$0.8	$2.6	$3.0	$(4.3)	$(1.3)
	Three Months Ended			Six Months Ended
	March 31, 2014			March 31, 2014
Equity in earnings of unconsolidated affiliates	$0.5	$—	$0.5	$0.8	$0.2	$1.0
Depreciation and amortization	—	—	—	0.1	—	0.1
Other income—net	0.8	—	0.8	1.3	—	1.3
Net income	$1.3	$—	$1.3	$2.0	$0.2	$2.2

NOTE 12. RELATED PARTY TRANSACTIONS
WGL and its subsidiaries engage in transactions during the ordinary course of business. Inter-company transactions and balances have been eliminated from the consolidated financial statements of WGL, except as described below. Washington Gas provides accounting, treasury, legal and other administrative and general support to affiliates, and files consolidated tax returns that include affiliated taxable transactions. Washington Gas bills its affiliates in accordance with regulatory requirements for the

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

actual cost of providing these services, which approximates their market value. To the extent such billings are not paid, they are reflected in “Receivables from associated companies” on Washington Gas’ balance sheets. Washington Gas assigns or allocates these costs directly to its affiliates and, therefore, does not recognize revenues or expenses associated with providing these services.
In connection with billing for unregulated third party marketers and with other miscellaneous billing processes, Washington Gas collects cash on behalf of affiliates and transfers the cash in a reasonable time period. Cash collected by Washington Gas on behalf of its affiliates but not transferred is recorded in “Payables to associated companies” on Washington Gas’ balance sheets. The following table presents the receivables and payables from associated companies as of March 31, 2015 and September 30, 2014.

Washington Gas Light Company Receivables / Payables from Associated Companies
(In millions)	March 31, 2015	September 30, 2014
Receivables from Associated Companies	$3.4	$4.8
Payables to Associated Companies	$68.9	$54.7
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

Washington Gas Light Company-Gas Balancing Service Charges
	Three Months Ended March 31,		Six Months Ended March 31,
(In millions)	2015	2014	2015	2014
Gas balancing service charge	$9.2	$14.4	$14.7	$18.2
As a result of these balancing services, an imbalance is created for volumes of natural gas received by Washington Gas that are not equal to the volumes of natural gas delivered to customers of the energy marketers. WGL Energy Services recognized an accounts payable to Washington Gas in the amount of $9.5 million and an accounts receivable from Washington Gas in the amount of $0.02 million at March 31, 2015 and September 30, 2014, respectively, related to an imbalance in gas volumes. Due to regulatory treatment, these payables and receivables are not eliminated in the consolidated financial statements of WGL. Refer to Note 1—Accounting Policies of the Notes to Consolidated Financial Statements of the combined Annual Report on Form 10-K for the fiscal year ended September 30, 2014 for further discussion of these imbalance transactions.
Washington Gas participates in a Purchase of Receivables (POR) program as approved by the PSC of MD, whereby it purchases receivables from participating energy marketers at approved discount rates. In addition, WGL Energy Services participates in POR programs with certain Maryland and Pennsylvania utilities, whereby it sells its receivables to various utilities, including Washington Gas, at approved discount rates. The receivables purchased by Washington Gas are included in “Accounts receivable” in the accompanying balance sheet. Any activity between Washington Gas and WGL Energy Services related to the POR program has been eliminated in the accompanying financial statements for WGL. At March 31, 2015 and September 30, 2014, Washington Gas had balances of $38.3 million and $7.7 million, respectively, of purchased receivables from WGL Energy Services.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 13. COMMITMENTS AND CONTINGENCIES
REGULATED UTILITY OPERATIONS
The following table summarizes the minimum contractual payments that Washington Gas will make under its pipeline transportation, storage and peaking contracts, as well as minimum contractual payments to purchase natural gas.

Washington Gas Contract Minimums
(In millions)	Pipeline Contracts(a)	Gas Purchase Commitments(b)
Remainder of 2015	$92.4	$93.2
2016	218.7	365.6
2017	210.5	463.5
2018	211.3	466.1
2019	202.7	459.4
Thereafter	1,172.6	5,679.0
Total	$2,108.2	$7,526.8

(a)	Represents minimum payments for natural gas transportation, storage and peaking contracts that have expiration dates through fiscal year 2031.

(b)	Includes known and reasonably likely commitments to purchase natural gas. Cost estimates are based on market prices at March 31, 2015.
REGULATORY CONTINGENCIES
Certain legal and administrative proceedings incidental to our business, including regulatory contingencies, involve WGL and/or its subsidiaries. In our opinion, we have recorded an adequate provision for probable losses or refunds to customers for regulatory contingencies related to these proceedings.
NON-UTILITY OPERATIONS
On November 30, 2014, WGL through its subsidiary, WGL Midstream, entered into a gas sale and purchase, and capacity agreement with GAIL Global (USA) LNG LLC, a subsidiary of GAIL (India) Limited, under which WGL Midstream has agreed to sell and deliver a minimum of 340,000 dekatherms per day and up to 430,000 dekatherms per day of natural gas, for a term of 20 years from the in-service date of the export facility. The contract price is based on index pricing, but certain gas sales will occur at a market price per dekatherm of gas based on the estimate of prices prevailing at designated delivery points. WGL Midstream will make deliveries using transportation capacity released by GAIL through an asset management arrangement. On March 10, 2015, WGL Midstream entered into gas purchase commitments to buy 500,000 dekatherms of natural gas per day at index based prices for a 20-year term. We will also be a shipper on the Mountain Valley Pipeline. These commitments were executed in conjunction with the investment in Mountain Valley.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

As a result of these agreements, purchase commitments for WGL Midstream have increased as reflected in the table below. The following table summarizes the minimum commitments and contractual obligations of WGL Energy Services and WGL Midstream for the next five fiscal years and thereafter.

Contract Minimums
	WGL Energy Services			WGL Midstream
(In millions)	Gas Purchase Commitments(a)	Pipeline Contracts(b)	Electric Purchase Commitments(c)	Gas Purchase Commitments(d)	Pipeline Contracts(b)	Total
Remainder of 2015	$75.9	$1.6	$255.0	$27.3	$13.1	$372.9
2016	120.7	1.1	360.6	246.8	20.3	749.5
2017	49.1	0.8	131.3	374.8	18.4	574.4
2018	1.4	0.8	17.4	1,219.2	15.2	1,254.0
2019	—	0.8	0.2	1,757.9	60.9	1,819.8
Thereafter	—	1.6	—	36,273.8	1,097.8	37,373.2
Total	$247.1	$6.7	$764.5	$39,899.8	$1,225.7	$42,143.8

(a)	Represents fixed price commitments with city gate equivalent deliveries.

(b)	Represents minimum payments for natural gas transportation and storage contracts that have expiration dates through fiscal year 2044.

(c)	Represents electric purchase commitments that are based on existing fixed price and fixed volume contracts. Includes $19.1 million of commitments related to renewable energy credits.

(d)	Includes known and reasonably likely commitments to purchase natural gas. Cost estimates are based on forward market prices as of March 31, 2015.

FINANCIAL GUARANTEES
WGL has guaranteed payments primarily for certain purchases of natural gas and electricity on behalf of WGL Energy Services and for certain purchase commitments on behalf of WGL Midstream. At March 31, 2015, these guarantees totaled $239.4 million and $305.9 million for WGL Energy Services and WGL Midstream, respectively. At March 31, 2015, WGL also had guarantees on behalf of other subsidiaries totaling $8.6 million. The amount of such guarantees is periodically adjusted to reflect changes in the level of financial exposure related to these commitments. For all of our financial guarantees, WGL may cancel any or all future obligations upon written notice to the counterparty, but WGL would continue to be responsible for the obligations created under the guarantees prior to the effective date of the cancellation. WGL has also guaranteed payments for certain of our external partners. At March 31, 2015, these guarantees totaled $8.1 million and the fair value of these guarantees was insignificant.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 14. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

The following table shows the components of net periodic benefit costs (income) recognized in our financial statements during the three and six months ended March 31, 2015 and 2014.

Components of Net Periodic Benefit Costs (Income)
	Three Months Ended March 31,
	2015		2014
(In millions)	Pension Benefits	Health and Life Benefits	Pension Benefits	Health and Life Benefits
Components of Net Periodic Benefit Costs (Income)
Service cost	$3.8	$1.8	$3.5	$2.2
Interest cost	9.8	3.6	10.1	5.6
Expected return on plan assets	(11.1)	(5.2)	(10.2)	(4.8)
Amortization of prior service cost (credit)	—	(3.8)	—	(1.0)
Amortization of actuarial loss	4.7	1.1	4.2	1.2
Net periodic benefit cost (income)	7.2	(2.5)	7.6	3.2
Amount allocated to construction projects	(1.1)	0.5	(1.0)	(0.4)
Amortization of regulatory asset/liability—net	1.7	—	1.8	0.1
Amount charged (credited) to expense	$7.8	$(2.0)	$8.4	$2.9
	Six Months Ended March 31,
	2015		2014
Components of Net Periodic Benefit Costs (Income)
Service cost	$7.7	$3.5	$7.0	$4.3
Interest cost	19.6	7.3	20.2	11.0
Expected return on plan assets	(22.3)	(10.4)	(20.5)	(9.5)
Amortization of prior service cost (credit)	0.1	(7.6)	0.1	(2.0)
Amortization of actuarial loss	9.4	2.2	8.4	1.9
Net periodic benefit cost (income)	14.5	(5.0)	15.2	5.7
Amount allocated to construction projects	(2.2)	1.0	(2.0)	(0.8)
Amortization of regulatory asset/liability—net	3.5	(0.1)	3.6	0.2
Amount charged (credited) to expense	$15.8	$(4.1)	$16.8	$5.1
Amounts included in the line item “Amortization of regulatory asset/liability—net,” as shown in the table above, represent the amortization of previously unrecovered costs of the applicable pension benefits or the health and life benefits as approved in the District of Columbia. These balances are being amortized over a five year period.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables show the changes in accumulated other comprehensive income for WGL and Washington Gas by component for the three and six months ended March 31, 2015 and 2014.

WGL Holdings, Inc. Changes in Accumulated Other Comprehensive Income by Component
	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
(In thousands)
Beginning Balance	$(11,966)	$(10,849)	$(7,961)	$(11,048)
Qualified cash flow hedging instruments(a)	222	—	(8,042)	—
Change in prior service credit (b)	(171)	(35)	(342)	(69)
Amortization of actuarial loss (gain) (b)	491	(164)	974	200
Current-period other comprehensive income (loss)	542	(199)	(7,410)	131
Income tax expense (benefit) related to other comprehensive income	219	(79)	(3,728)	52
Ending Balance	$(11,643)	$(10,969)	$(11,643)	$(10,969)

(a)
Cash flow hedging instruments represent interest rate swaps agreements on debt issuances. Refer to Note 8- Derivative and weather-related instruments for further discussion of the interest rate swap agreements.

(b)
These accumulated other comprehensive income components are included in the computation of net periodic benefit cost. Refer to Note 14- Pension and other post-retirement benefit plans for additional details.

Washington Gas Light Company Changes in Accumulated Other Comprehensive Income by Component
	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
(In thousands)
Beginning Balance	$(6,224)	$(10,849)	$(6,413)	$(11,048)
Change in prior service credit (a)	(171)	(35)	(342)	(69)
Amortization of actuarial loss (gain) (a)	491	(164)	974	200
Current-period other comprehensive income (loss)	320	(199)	632	131
Income tax expense (benefit) related to other comprehensive income	127	(79)	250	52
Ending Balance	$(6,031)	$(10,969)	$(6,031)	$(10,969)

(a)
These accumulated other comprehensive income components are included in the computation of net periodic benefit cost. Refer to Note 14-Pension and other post-retirement benefit plans for additional details.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (concluded)
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 16. SUBSEQUENT EVENTS

In the 2014 Session, the General Assembly of the Commonwealth of Virginia amended Title 56 of the Virginia Code. The legislative provisions are intended to encourage regulated utilities to invest in natural gas reserves, upstream pipelines and facilities that are reasonably expected to benefit customers by lowering costs, reducing volatility or lowering the utility’s supply risk. A regulated utility company can obtain the recovery through its rates charged to customers for the entire incurred cost, including the return of and the return on the investment in reserves, as well as all operating costs.

Pursuant to the legislation, on May 6, 2015, WGL entered into a 20-year agreement with Energy Corporation of America (ECA) to acquire natural gas reserves through non-operating working interests in 25 producing wells located in Pennsylvania's Appalachian Basin for $126 million.
The purchase of the reserves is conditional upon approval by the Commonwealth of Virginia's State Corporation Commission (SCC of VA). WGL will submit a filing to the SCC of VA for approval of the investment, with a decision due within 180 days from filing.

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
EXECUTIVE OVERVIEW
Introduction
WGL, through its subsidiaries, sells and delivers natural gas and provides a variety of energy-related products and services to customers primarily in the District of Columbia and the surrounding metropolitan areas in Maryland and Virginia. In addition to our primary markets, WGL’s non-utility subsidiaries provide customized energy solutions across a much wider footprint, with business activities in 22 states and the District of Columbia.
WGL has four operating segments:

•	regulated utility;

•	retail energy-marketing;

•	commercial energy systems and

•	midstream energy services.

Regulated Utility Operating Segment

The regulated utility operating segment is composed of our core subsidiary, Washington Gas. Washington Gas engages in the delivery and sale of natural gas that is regulated by regulatory commissions in the District of Columbia, Maryland and Virginia. During the second quarter, our utility customer base continued to grow as average customer meters increased by over 12,800 meters when compared to the same quarter in the prior fiscal year. We saw positive earnings impacts in the segment from the increase in unrealized mark-to-market valuations on our derivatives, as well as from the accelerated pipe replacement plans that are in place in all three of our jurisdictions. Additionally, we filed to amend both our Maryland STRIDE and Virginia SAVE accelerated pipe replacement plans, which will allow us to increase our investment in the utility and see timely earnings recovery on that investment.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Retail Energy-Marketing Operating Segment

We offer competitively priced natural gas, electricity and energy from renewable sources to customers through WGL Energy Services, our non-utility retail energy-marketing subsidiary. Our retail energy-marketing business performed well, with electric margins significantly higher than the second quarter of last year. Procedural changes introduced by PJM in response to the market dynamics of last winter have created more stable market conditions during periods of extremely cold weather.
Commercial Energy Systems Operating Segment
Through WGL Energy Systems and WGSW we offer efficient and sustainable commercial energy solutions focused on owning and operating distributed generation assets such as Solar Photovoltaic (Solar PV) systems and upgrading energy related systems of large government and commercial facilities. During the second quarter, this segment experienced higher project expenses in its distributed generation and investment solar divisions. Additionally, the sustained winter weather in the Eastern United States temporarily impacted production of our solar assets. This segment continues to grow its distributed generation assets in service as well as its federal contracting and investment solar businesses.
Midstream Energy Services Operating Segment
WGL Midstream engages in acquiring and optimizing natural gas storage and transportation assets. During the second quarter, this segment experienced lower storage and transportation spreads, as well as a decline in unrealized mark-to-market valuations of derivatives, which were partially offset by lower development expenses. This segment does include, however, initial charges for development expenses pertaining to its investment in the Mountain Valley Pipeline project in the current period. Although extremely cold weather occurred in both the second quarter of fiscal year 2015 and 2014, the volatile commodity prices that created significant optimization opportunities during the second quarter of 2014 did not recur in the second quarter of 2015. Comparative results for the six months ended March 31, 2015, reflect an increase in mark-to-market valuations of our derivatives.
Other Activities
Transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our four operating segments, are aggregated as “Other Activities” and included as part of non-utility operations. Results for Other Activities for the six months ended March 31, 2015 includes an impairment of ASDHI.
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
For a description of these critical accounting policies, refer to Management’s Discussion within the 2014 Annual Report. There were no new critical accounting policies or changes to our critical accounting policies during the six month period ended March 31, 2015.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

WGL HOLDINGS, INC.
RESULTS OF OPERATIONS—Three Months Ended March 31, 2015 vs. March 31, 2014
Beginning in fiscal year 2015, our chief operating decision maker began utilizing earnings before interest and tax (“EBIT”) as the primary measure of profit and loss in assessing the results of each segment’s operations. EBIT includes operating income, other income (expense) and earnings from unconsolidated affiliates. We believe that EBIT enhances the ability to evaluate segment performance because it excludes interest and income tax expense, which are affected by corporate-wide strategies such as capital financing and tax sharing allocations.
EBIT should not be considered as an alternative to, or a more meaningful indicator of our operating performance than, net income. Refer to summary results below for a reconciliation of EBIT to income before income taxes.
Summary Results
For the three months ended March 31, 2015, WGL reported net income applicable to common stock of $81.5 million, or $1.63 per share, an increase of $20.3 million over net income applicable to common stock of $61.2 million, or $1.18 per share, reported for the three months ended March 31, 2014. For the twelve month period ended March 31, 2015 and 2014, we earned a return on average common equity of 13.4% and 1.4%, respectively.
The following table summarizes our EBIT by operating segment for the three months ended March 31, 2015 and 2014.

Analysis of Consolidated Results
	Three Months Ended March 31,		Increase/
(In millions)	2015	2014	(Decrease)
EBIT:
Regulated utility	$130.3	$88.5	$41.8
Retail energy-marketing	38.4	(1.4)	39.8
Commercial energy systems	0.7	1.5	(0.8)
Midstream energy services	(23.5)	21.6	(45.1)
Other activities	(0.8)	(5.1)	4.3
Intersegment eliminations	—	0.5	(0.5)
Total	145.1	105.6	39.5
Interest expense	13.3	9.5	3.8
Income before income taxes	$131.8	$96.1	$35.7
Income tax expense	50.0	34.6	15.4
Dividends on Washington Gas preferred stock	0.3	0.3	—
Net income applicable to common stock	$81.5	$61.2	$20.3
EARNINGS PER AVERAGE COMMON SHARE
Basic	$1.64	$1.18	$0.46
Diluted	$1.63	$1.18	$0.45

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Regulated Utility Operating Results
The following table summarizes the regulated utility segment’s financial data for the three months ended March 31, 2015 and 2014.

Regulated Utility Financial Data
	Three Months Ended March 31,		Increase/
(In millions)	2015	2014	(Decrease)
Utility net revenues(1):
Operating revenues	$615.7	$716.8	$(101.1)
Less: Cost of gas	319.3	473.5	(154.2)
Revenue taxes	37.2	36.4	0.8
Total utility net revenues	259.2	206.9	52.3
Operation and maintenance	84.7	75.6	9.1
Depreciation and amortization	27.3	25.6	1.7
General taxes and other assessments	16.7	17.2	(0.5)
Other expenses—net	0.2	—	0.2
EBIT	$130.3	$88.5	$41.8

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

The increase in EBIT primarily reflects the following:

•	higher utility net revenue related to growth of more than 12,800 average active customer meters;

•	higher unrealized mark-to-market valuations associated with our asset optimization program;

•	favorable effects of changes in natural gas consumption patterns in the District of Columbia and

•	rate recovery related to the accelerated pipeline replacement programs.
Partially offsetting these favorable variances were:
•lower realized margins associated with our asset optimization program;

•	higher operation and maintenance expenses and

•	higher depreciation due to the growth in our utility plant.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Utility Net Revenues. The following table provides the key factors contributing to the changes in the utility net revenues of the regulated utility segment between the three months ended March 31, 2015 and 2014.

Composition of Changes in Utility Net Revenues
(In millions)	Increase/ (Decrease)
Customer growth	$2.7
Estimated effects of weather and consumption patterns	2.8
Accelerated replacement programs	2.8
Asset optimization:
Realized margins	(4.0)
Unrealized mark-to-market valuations	49.9
Lower-of-cost or market	0.4
Other	(2.3)
Total	$52.3
Customer growth — Average active customer meters increased by more than 12,800 for the three months ended March 31, 2015 compared to the same period of the prior fiscal year.
Estimated effects of weather and consumption patterns — Weather, when measured by HDDs, was 17.3% colder and 16.2% colder than normal for the three months ended March 31, 2015 and 2014, respectively. In the District of Columbia, where Washington Gas does not have a billing mechanism or hedges to offset the effects of weather, the colder weather in the current period resulted in a positive variance to net revenue (refer to the section entitled "Weather Risk" for further discussion of our weather protection strategy). The increase in net revenues also reflects changes in natural gas consumption patterns in the District of Columbia. These changes may be affected by shifts in weather patterns in which customer heating usage may not correlate highly with average historical levels of usage per heating degree days that occur. Natural gas consumption patterns may also be affected by non-weather related factors such as customer conservation.
Accelerated Replacement Programs — Higher revenues are the result of the continued growth of our accelerated pipeline replacement programs in the District of Columbia, Maryland and Virginia (refer to "Rates and Regulatory Matters" for a further discussion of these programs).
Asset optimization — Realized margins for our asset optimization decreased in the current period primarily due to unfavorable transportation spreads when compared to the prior period. We recorded unrealized losses associated with our energy-related derivatives of $28.0 million for the three months ended March 31, 2015, compared to unrealized losses of $77.9 million reported for the same period of the prior fiscal year. When these derivatives settle, any unrealized amounts will ultimately reverse and Washington Gas will realize margins in combination with related transactions that these derivatives economically hedge. The large swings in the valuations are primarily due to movements in unobservable inputs used in the valuation of long-dated forward contracts. We believe that these values are not reflective of our ultimate cash flows as these purchases are utilized in the optimization of our long-term natural gas transportation and storage capacity resources, the value of which is not reflected at fair value. Washington Gas did not record any lower-of-cost or market adjustments related to their storage gas inventory during the three months ended March 31, 2015, and recorded $0.4 million for the three months ended March 31, 2014. Refer to the section entitled “Market Risk—Price Risk Related to the Regulated Utility Segment” for further discussion of our asset optimization program.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Operation and Maintenance Expenses. The following table provides the key factors contributing to the changes in operation and maintenance expenses of the Regulated Utility for the three months ended March 31, 2015 and 2014.

Composition of Changes in Operation and Maintenance Expenses
(In millions)	Increase/ (Decrease)
Employee incentives and direct labor costs	$5.4
Employee benefits	(3.4)
Business development	2.5
Operations, engineering, compliance and safety	1.1
Prior year insurance proceeds	1.7
Support services	1.6
Other	0.2
Total	$9.1
Employee incentives and direct labor costs — Washington Gas incurred increased employee incentives and labor costs for the three months ended March 31, 2015 over the same period of the previous fiscal year, as a result of merit increases as well as an increase in the valuation of our share-based long-term incentive plan.
Business development — The increase primarily relates to an increase in business development costs incurred by Washington Gas.
Employee benefits — The decrease primarily relates to an amendment to the post-retirement benefits plan resulting in a re-measurement of the benefit obligation and a reduction in the net periodic expense for the quarter compared to the same period of the prior year.
Operations, engineering, compliance and safety — Washington Gas incurred increased maintenance costs for the three months ended March 31, 2015 compared to the same period of the previous fiscal year primarily due to safety and reliability activities related to the cold weather.
Prior year insurance proceeds — The increase in operations and maintenance expense for the three months ended March 31, 2015 over the same period of the prior fiscal year reflects proceeds from Washington Gas' insurance policies for incurred legal costs and past and future environmental expenses that were received in same period of the prior fiscal year.
Support services — Washington Gas incurred additional costs for the three months ended March 31, 2015 compared to the same period of the prior fiscal year due to increased project related costs including the implementation of a new customer information system as well as infrastructure support costs.
Depreciation and Amortization. The $1.7 million increase in depreciation and amortization reflects growth in our investment in utility plant.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Retail Energy-Marketing
The following table depicts the retail energy-marketing segment’s financial data along with selected statistical data

Retail Energy-Marketing Financial and Statistical Data
	Three Months Ended March 31,		Increase /
	2015	2014	(Decrease)
Operating Results (In millions)
Gross margins(1):
Operating revenues	$404.6	$437.4	$(32.8)
Less: Cost of energy	351.2	423.6	(72.4)
Revenue taxes	2.5	2.3	0.2
Total gross margins	50.9	11.5	39.4
Operation expenses	11.2	11.6	(0.4)
Depreciation and amortization	0.2	0.2	—
General taxes and other assessments	1.1	1.1	—
Other income (expenses)—net	—	—	—
EBIT	38.4	(1.4)	39.8
Analysis of gross margins (In millions)
Natural gas
Realized margins	$24.6	$27.6	$(3.0)
Unrealized mark-to-market gains	9.3	4.4	4.9
Total gross margins—natural gas	33.9	32.0	1.9
Electricity
Realized margins	14.9	(22.5)	37.4
Unrealized mark-to-market gains	2.1	2.0	0.1
Total gross margins—electricity	17.0	(20.5)	37.5
Total gross margins	$50.9	$11.5	$39.4
Other Retail Energy-Marketing Statistics
Natural gas
Therm sales (millions of therms)	314.5	309.0	5.5
Number of customers (end of period)	150,000	165,000	(15,000)
Electricity
Electricity sales (millions of kWhs)	2,988.2	3,052.2	(64.0)
Number of accounts (end of period)	150,100	181,000	(30,900)

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

The increase in EBIT primarily reflects higher realized margins for electricity in the current period. Period-to-period comparisons of quarterly gross margins for this segment can vary significantly and are not necessarily representative of expected annualized results.
The comparison of gross margins from natural gas sales, between the three months ended March 31, 2015 and 2014, reflects higher unrealized mark-to-market valuations due to fluctuating market prices and a decrease in realized natural gas margins due to lower weather hedge benefits, partially offset by higher margins from wholesale and retail portfolio optimization activity.
The increase in gross margins from electric sales, between the three months ended March 31, 2015 and 2014, reflects significantly improved realized electric retail margins due to lower supply costs and lower capacity and ancillary service charges from the regional power grid operator (PJM) associated with fixed price retail contracts. Prior year electricity margins reflected extreme price movements on commodity prices as the result of colder than normal weather that occurred

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

throughout January 2014. These improvements were slightly offset by lower sales volumes due to lower customer counts and lower margins on large commercial sales due to competition.
Commercial Energy Systems
The table below represents the financial results by division of the commercial energy systems segment for the three months ended March 31, 2015 and 2014.

Commercial Energy Systems Segment Financial Information
	Three Months Ended March 31,		Increase
(In millions)	2015	2014	(Decrease)
Operating revenues	$11.5	$8.0	$3.5
Operating expenses:
Cost of sales	5.9	3.9	2.0
Operations	3.1	1.6	1.5
Depreciation and amortization	2.7	1.6	1.1
General taxes and other assessments	0.1	0.1	—
Operating expenses	$11.8	$7.2	$4.6
Equity earnings	0.5	0.5	—
Other income	0.5	0.2	0.3
EBIT	$0.7	$1.5	$(0.8)
EBIT by division:
Federal	$0.3	$—	$0.3
Distributed generation	—	0.3	(0.3)
Investment solar	0.4	1.2	(0.8)
Total	$0.7	$1.5	$(0.8)
The decrease in EBIT reflects credits to expense in the comparative quarterly period for certain project expenses which did not recur in the current period. Additionally, the sustained winter weather in the eastern part of the U.S. impacted generation from our solar assets in the current period. Additionally, not reflected in EBIT are investment tax credits related to our distributed generation assets which were $0.9 million and $0.7 million for the three months ended March 31, 2015 and 2014, respectively.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Midstream Energy Services
The table below represents the financial results of the midstream energy services segment for the three months ended March 31, 2015 and 2014.

Midstream Energy Services Segment Financial Information
	Three Months Ended March 31,		Increase
(In millions)	2015	2014	(Decrease)
Operating revenues (a)	$(20.3)	$27.1	$(47.4)
Operating expenses:
Operations	3.7	5.5	(1.8)
General taxes and other assessments	0.1	0.1	—
Operating expenses	$3.8	$5.6	$(1.8)
Equity earnings	0.6	0.1	0.5
EBIT	$(23.5)	$21.6	$(45.1)

(a)	The trading margins of Midstream Energy Services, including unrealized gains and losses on derivative instruments, are netted within operating revenues.
The decrease in EBIT reflects lower mark-to-market valuations on our derivative instruments of $40.6 million and a $3.0 million reduction to net income due to a lower-of-cost or market adjustment on storage gas inventory in the current period. Additionally, realized margins decreased due to unfavorable transportation and storage spreads. These unfavorable variances were partially offset by lower development expenses related to our pipeline investments. The current period includes a $2.6 initial charge for development expenses pertaining to the Mountain Valley Pipeline project. The prior period included approximately $4.3 million related to our investment in Meade.
Other Non-Utility Activities
Transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our four operating segments, are aggregated as “Other Activities” and included as part of non-utility operations. Our other non-utility activities reflect EBIT of $(0.8) million and $(5.1) million for the three months ended March 31, 2015 and 2014, respectively. The comparison reflects lower holding company branding initiative and business development costs in the current period.
Intersegment Eliminations
Intersegment eliminations represent timing differences between Commercial Energy Systems’ recognition of revenue for the sale of SREC’s to Retail Energy-Marketing and Retail Energy-Marketing’s recognition of the associated expense.
Consolidated Interest Expense
The following table shows the components of WGL’s consolidated interest expense for the three months ended March 31, 2015 and 2014. The increase in interest on long-term debt primarily comprises unsecured MTNs and private placement notes issued by Washington Gas and senior notes issued by WGL.

Composition of Consolidated Interest Expense
	Three Months Ended March 31,		Increase/
(In millions)	2015	2014	(Decrease)
Interest on long-term debt	$13.2	$9.3	3.9
Allowance for funds used during construction and other- net	0.1	0.2	(0.1)
Total	$13.3	$9.5	3.8
Consolidated Income Taxes
Please refer to six months ended March 31, 2015, for information about WGL’s income tax expense and effective income tax rate.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS - Six months ended March 31, 2015 vs. March 31, 2014

Summary Results

WGL reported net income applicable to common stock of $145.3 million, or $2.90 per share, for the six months ended March 31, 2015 compared to net income applicable to common stock of $79.8 million, or $1.54 per share, reported for the same period of the prior fiscal year.

The following table summarizes our EBIT by operating segment for the six months ended March 31, 2015 and 2014.

Analysis of Consolidated Results
	Six Months Ended March 31,		Increase/
(In millions)	2015	2014	(Decrease)
EBIT:
Regulated utility	$244.9	$154.0	$90.9
Retail energy-marketing	22.5	3.9	18.6
Commercial energy systems	1.0	0.9	0.1
Midstream energy services	3.3	(12.6)	15.9
Other activities	(7.9)	(7.8)	(0.1)
Intersegment eliminations	(0.1)	0.6	(0.7)
Total	263.7	139.0	124.7
Interest expense	25.6	18.5	7.1
Income before income taxes	$238.1	$120.5	$117.6
Income tax expense	92.1	40.0	52.1
Dividends on Washington Gas preferred stock	0.7	0.7	—
Net income applicable to common stock	$145.3	$79.8	$65.5
EARNINGS PER AVERAGE COMMON SHARE
Basic	$2.92	$1.54	$1.38
Diluted	$2.90	$1.54	$1.36

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Regulated Utility Operating Results

The following table summarizes the regulated utility segment’s financial data for the six months ended March 31, 2015 and 2014.

Regulated Utility Financial Data
	Six Months Ended March 31,		Increase/
(In millions)	2015	2014	(Decrease)
Utility net revenues(1):
Operating revenues	$1,002.9	$1,107.2	$(104.3)
Less: Cost of gas	454.5	664.2	(209.7)
Revenue taxes	60.9	61.0	(0.1)
Total utility net revenues	487.5	382.0	105.5
Operation and maintenance	158.8	146.9	11.9
Depreciation and amortization	54.2	51.1	3.1
General taxes and other assessments	29.0	29.9	(0.9)
Other expenses—net	0.6	0.1	0.5
EBIT	$244.9	$154.0	$90.9
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

The increase in EBIT primarily reflects the following:

•	higher utility net revenue related to the growth of more than 12,400 average active customer meters;

•	favorable effects of changes in natural gas consumption patterns in the District of Columbia;

•	higher unrealized mark-to-market valuations associated with our asset optimization program;

•	rate recovery related to the accelerated pipeline replacement programs and

•	higher revenues due to new base rates in Maryland.

Partially offsetting these favorable variances were:

•	lower realized margins associated with our asset optimization program;

•	higher operation and maintenance expenses and

•	higher depreciation due to the growth in our utility plant.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Utility Net Revenues. The following table provides the key factors contributing to the changes in the utility net revenues of the Regulated Utility segment between the six months ended March 31, 2015 and 2014.

Composition of Changes in Utility Net Revenues
(In millions)	Increase/ (Decrease)
Customer growth	$4.2
Estimated effects of weather and consumption patterns	1.6
Impact of rate cases	2.6
Accelerated replacement programs	5.1
Asset optimization:
Realized margins	(3.5)
Unrealized mark-to-market valuations	101.2
Lower-of-cost or market	(0.3)
District of Columbia pension and OPEB tracker	(1.6)
Other	(3.8)
Total	$105.5

Customer growth — Average active customer meters increased by more than 12,400 for the six months ended March 31, 2015 compared to the same period of the prior fiscal year.
Estimated effects of weather and consumption patterns — This variance in net revenues primarily reflects the changes in natural gas consumption patterns in the District of Columbia. These changes may be affected by shifts in weather patterns in which customer heating usage may not correlate highly with average historical levels of usage per heating degree days that occur. Natural gas consumption patterns may also be affected by non-weather related factors such as customer conservation. Additionally, weather, when measured by HDDs, was 8.0% colder and 11.4% colder than normal for the six months ended March 31, 2015 and 2014, respectively.
Impact of rate cases — New base rates were approved in Maryland effective November 23, 2013.

Accelerated replacement programs — Higher revenues are the result of the continued growth of our accelerated pipeline replacement programs in the District of Columbia, Maryland and Virginia.

Asset optimization — Realized margins for our asset optimization decreased in the current period primarily due to unfavorable transportation spreads when compared to the prior period. We recorded unrealized losses associated with our energy-related derivatives of $2.9 million for the six months ended March 31, 2015 compared to net unrealized losses of $104.1 million for the same period of the prior fiscal year. When these derivatives settle, any unrealized amounts will ultimately be reversed, and Washington Gas will realize margins in combination with the related transactions that these derivatives economically hedge. Unfavorably affecting asset optimization results were $0.7 million and $0.4 million of lower-of-cost or market adjustments related to storage gas inventory during the six months ended March 31, 2015 and 2014, respectively. (Refer to the section entitled “Market Risk-Price Risk Related to the Regulated Utility Segment” for a further discussion of our asset optimization program).

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Operation and Maintenance Expenses. The following table provides the key factors contributing to the changes in operation and maintenance expenses of the Regulated Utility for the six months ended March 31, 2015 and 2014.

Composition of Changes in Operation and Maintenance Expenses
(In millions)	Increase/ (Decrease)
Employee incentives and direct labor costs	$9.1
Employee benefits	(7.7)
Business development	3.3
Operations, engineering, compliance and safety	1.4
Prior year insurance proceeds	1.3
Support services	2.9
Other	1.6
Total	$11.9

Employee incentives and direct labor costs — Washington Gas incurred increased incentives and labor costs for the six months ended March 31, 2015 over the same period of the previous fiscal year, as a result of merit increases as well as an increase in the valuation of our share-based long-term incentive plan.

Employee benefits — The decrease relates to an amendment to the post-retirement benefits plan resulting in a re-measurement of the benefit obligation and a reduction in the net periodic expense for the current period compared to the same period of the prior year.

Business development — The increase primarily relates to an increase in business development costs incurred by Washington Gas.

Operations, engineering, compliance and safety — Washington Gas incurred increased maintenance costs for the six months ended March 31, 2015 than for the same period of the previous fiscal year due primarily to safety and reliability activities related to the cold weather.
Prior year insurance proceeds — The increase in operations and maintenance expense during the six month period ended March 31, 2015 over the same period of the prior fiscal year reflects the proceeds from Washington Gas' insurance policies for incurred legal costs and past and future environmental expenses, received in the same period of the prior fiscal year .
Support services — Washington Gas incurred additional costs for the six months ended March 31, 2015 compared to the same period of the prior fiscal year due to increased project related costs including the implementation of a new customer information system as well as infrastructure support costs.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Retail Energy-Marketing
The following table depicts the retail energy-marketing segment’s financial data along with selected statistical data.

Retail Energy-Marketing Financial and Statistical Data
	Six Months Ended March 31,		Increase /
	2015	2014	(Decrease)
Operating Results (In millions)
Gross margins(1):
Operating revenues	$735.1	$760.4	$(25.3)
Less: Cost of energy	683.3	726.9	(43.6)
Revenue taxes	4.5	4.3	0.2
Total gross margins	47.3	29.2	18.1
Operation expenses	22.2	22.9	(0.7)
Depreciation and amortization	0.3	0.4	(0.1)
General taxes and other assessments	2.3	2.2	0.1
Other income — net	—	0.2	(0.2)
EBIT	22.5	3.9	18.6
Analysis of gross margins (In millions)
Natural gas
Realized margins	$32.4	$36.8	$(4.4)
Unrealized mark-to-market gains (losses)	(10.9)	8.6	(19.5)
Total gross margins—natural gas	21.5	45.4	(23.9)
Electricity
Realized margins	28.3	(17.9)	46.2
Unrealized mark-to-market gains (losses)	(2.5)	1.7	(4.2)
Total gross margins—electricity	25.8	(16.2)	42.0
Total gross margins	$47.3	$29.2	$18.1
Other Retail Energy-Marketing Statistics
Natural gas
Therm sales (millions of therms)	515.6	519.6	(4.0)
Number of customers (end of period)	150,000	165,000	(15,000)
Electricity
Electricity sales (millions of kWhs)	5,656.8	5,880.6	(223.8)
Number of accounts (end of period)	150,100	181,000	(30,900)
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

The increase in EBIT primarily reflects improved realized margins for electricity in the current period. Period-to-period comparisons of gross margins for this segment can vary significantly and are not necessarily representative of expected annualized results.
The comparison of gross margins from natural gas sales, between the six months ended March 31, 2015 and 2014, reflects lower unrealized mark-to-market valuations due to fluctuating market prices and lower realized natural gas margins due to lower weather hedge benefits and lower customer counts due to competition, partially offset by higher wholesale and retail portfolio optimization activity.
The comparison of gross margins from electric sales, between the six months ended March 31, 2015 and 2014, reflects significantly improved realized electric retail margins due to lower supply, capacity and ancillary service charges from the regional power grid operator (PJM) associated with fixed price retail contracts, partially offset by lower unrealized mark-

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

to-market valuations due to fluctuating market prices. Prior year electricity margins reflected extreme price movements on commodity prices as the result of colder than normal weather that occurred throughout January 2014. These improvements were slightly offset by lower sales volumes due to lower customer counts and lower margins on large commercial sales due to competition.

Commercial Energy Systems

The table below represents the financial results by division of the commercial energy systems segment for the six months ended March 31, 2015 and 2014.

Commercial Energy Systems Segment Financial Information
	Six Months Ended March 31,		Increase
(In millions)	2015	2014	(Decrease)
Operating revenues	$21.1	$12.8	$8.3
Operating expenses:
Cost of sales	11.2	7.1	4.1
Operations	5.9	3.1	2.8
Depreciation and amortization	4.9	2.6	2.3
General taxes and other assessments	0.2	0.1	0.1
Operating expenses	$22.2	$12.9	$9.3
Equity earnings	1.1	0.7	0.4
Other income	1.0	0.3	0.7
EBIT	$1.0	$0.9	$0.1

EBIT by division:
Federal	$0.5	$(0.6)	$1.1
Distributed generation	(0.4)	0.1	(0.5)
Investment solar	0.9	1.4	(0.5)
Total	$1.0	$0.9	$0.1

The improvement in EBIT reflects higher earnings from the federal contracting business due to higher contract margins. The improvement was mostly offset by higher project expenses from the distributed generation and investment solar divisions. Additionally, not reflected in EBIT are investment tax credits related to our distributed generation assets which were $1.9 million and $1.3 million for the six months ended March 31, 2015 and 2014, respectively.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Midstream Energy Services
The table below represents the financial results of the midstream energy services segment for the six months ended March 31, 2015 and 2014.

Midstream Energy Services Segment Financial Information
	Six Months Ended March 31,		Increase
(In millions)	2015	2014	(Decrease)
Operating revenues (a)	$7.8	$(6.1)	$13.9
Operating expenses:
Operations	5.3	6.6	(1.3)
Depreciation and amortization	0.1	0.1	—
General taxes and other assessments	0.3	0.1	0.2
Operating expenses	$5.7	$6.8	$(1.1)
Equity earnings	1.2	0.3	0.9
EBIT	$3.3	$(12.6)	$15.9

(a)	The trading margins of Midstream Energy Services, including unrealized gains and losses on derivative instruments, are netted within operating revenues.

The improvement to EBIT primarily reflects higher mark-to-market valuations on our derivative instruments of $36.1 million as well as lower investment development expenses related to our pipeline investments. These favorable variances were partially offset by a $20.5 million reduction to income due to a lower-of-cost or market adjustment on storage gas inventory and unfavorable storage and transportation spreads which affected our realized margins.

Other Non-Utility Activities

Transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our four operating segments, are aggregated as “Other Activities” and included as part of non-utility operations. Our other non-utility activities reflect EBIT of $(7.9) million and $(7.8) million for the six months ended March 31, 2015 and 2014, respectively. The comparison reflects a $5.6 million impairment related to ASDHI recorded in the current six month period and higher holding company branding initiative and business development costs in the prior period.

Intersegment Eliminations

Intersegment eliminations represent timing differences between Commercial Energy Systems' recognition of revenue for the sale of SREC's to Retail Energy-Marketing and Retail Energy-Marketing's recognition of the associated expense.

Consolidated Interest Expense

The following table shows the components of WGL’s consolidated interest expense for the six months ended March 31, 2015 and 2014. The increase in interest on long-term debt primarily comprises new unsecured MTNs and private placement notes issued by Washington Gas and senior notes issued by WGL.

Composition of Consolidated Interest Expense
	Six Months Ended March 31,		Increase/
(In millions)	2015	2014	(Decrease)
Interest on long-term debt	$25.2	$18.1	7.1
Allowance for funds used during construction and other- net	0.4	0.4	—
Total	$25.6	$18.5	7.1

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Consolidated Income Taxes

The following table shows WGL’s consolidated income tax expense and effective income tax rate for the six months ended March 31, 2015 and 2014.

Consolidated Income Taxes
	Six Months Ended March 31,		Increase/
(In millions)	2015	2014	(Decrease)
Income before income taxes	$238.1	$120.5	$117.6
Income tax expense	92.1	40.0	52.1
Effective income tax rate	38.7%	33.2%	5.5%

The increase in the effective income tax rate, when comparing the six months ended March 31, 2015 and 2014, is a result of the tax benefit recorded during the first quarter of fiscal year 2014 for the reinstatement of regulatory assets related to the tax effect of Med D, causing the rate to be lower during the prior year period. Refer to Note 9—Income Taxes of the Notes to the Consolidated Financial Statements of our combined Annual Report on Form 10-K for details.

LIQUIDITY AND CAPITAL RESOURCES
General Factors Affecting Liquidity
Access to short-term debt markets is necessary for funding our short-term liquidity requirements, the most significant of which include buying natural gas, electricity, and pipeline capacity, in addition to financing accounts receivable and storage gas inventory. Our need for access to long-term capital markets is driven primarily by capital expenditures, investment opportunities, maturities of long-term debt, and the availability of government funding through deferred taxes.
During the six months ended March 31, 2015, both WGL and Washington Gas met their liquidity and capital needs through retained earnings, the issuance of commercial paper and long-term debt.
Our ability to access capital markets depends on our credit ratings, general market liquidity, and investor demand for our securities. Our credit ratings depend largely on the financial performance of our subsidiaries, and a ratings downgrade could both increase our borrowing costs and trigger the need for posting additional collateral with our wholesale counterparties or other creditors. In support of our credit ratings, we have a goal to maintain our common equity ratio in the 50% range of total consolidated capital. As of March 31, 2015, total consolidated capitalization, including current maturities of long-term debt and excluding notes payable, comprised 57.1% common equity, 1.2% preferred stock and 41.7% long-term debt. The level of this ratio varies during the fiscal year due to the seasonal nature of our business. This seasonality also affects our short-term debt balances, which are typically higher in the fall and winter months and substantially lower in the spring when a significant portion of our current assets are converted into cash at the end of the heating season. Our cash flow requirements and our ability to provide satisfactory resources to meet those requirements are primarily influenced by the activities of all of WGL’s operating segments.
Our plans provide for sufficient liquidity to satisfy our financial obligations. At March 31, 2015, we had no restrictions on our cash balances or retained earnings that would affect the payment of common or preferred stock dividends by either WGL or Washington Gas.
Short-Term Cash Requirements and Related Financing
Washington Gas has seasonal short-term cash requirements to fund the purchase of storage gas inventory in advance of the winter heating season. At March 31, 2015 and September 30, 2014, Washington Gas had balances in gas storage of $41.3 million and $156.1 million, respectively. Washington Gas collects the cost of gas under cost recovery mechanisms approved by its regulators. Additionally, Washington Gas may be required to post cash collateral for certain purchases.
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
Variations in the timing of collections under its gas cost recovery mechanisms can significantly affect Washington Gas’ short-term cash requirements. At March 31, 2015 and September 30, 2014, Washington Gas had $0.4 million in net under-

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

collections and $9.8 million in net over-collections, respectively, of gas costs reflected in current liabilities as gas costs due to customers. Amounts under-collected or over-collected that are generated during the current gas cost recovery cycle are deferred as a regulatory asset or liability on the balance sheet until September 1 of each year, at which time the accumulated amount is transferred to gas costs due from/to customers as appropriate. At March 31, 2015 and September 30, 2014, Washington Gas had net regulatory assets of $34.5 million and $0.9 million, respectively, related to the current gas recovery cycle.
WGL and Washington Gas use short-term debt in the form of commercial paper or unsecured short-term bank loans to fund seasonal cash requirements. Our policy is to maintain back-up bank credit facilities in an amount equal to or greater than our expected maximum commercial paper position. Bank credit balances available to WGL and Washington Gas, net of commercial paper balances, were $275.0 million and $350.0 million at March 31, 2015, and $85.5 million and $261.0 million at September 30, 2014, respectively.
On December 19, 2014, WGL and Washington Gas each entered into a first amendment to its respective credit agreements, each dated April 3, 2012. The amendments extend the maturity date of each credit facility until December 19, 2019, provided that the credit facilities will terminate on September 30, 2017 if Washington Gas does not obtain an extension of a regulatory approval authorizing the incurrence of short-term indebtedness. The credit facility for WGL permits it to borrow up to $450.0 million, and further permits, with the banks’ approval, additional borrowings of $100.0 million for a maximum potential total of $550.0 million. The credit facility for Washington Gas permits it to borrow up to $350.0 million, and further permits, with the banks’ approval, additional borrowings of $100.0 million for a maximum potential total of $450.0 million. The interest rate on loans made under each of the credit facilities will be a fluctuating rate per annum that will be set using certain parameters at the time each loan is made. WGL and Washington Gas incur credit facility fees, which in some cases are based on the long-term debt ratings of Washington Gas. In the event that the long-term debt of Washington Gas is downgraded below certain levels, WGL and Washington Gas would be required to pay higher fees. There are five different levels of fees. The credit facility for WGL defines its applicable fee level as one level below the level applicable to Washington Gas. Under the terms of the credit facilities, the lowest level facility fee is 0.06% and the highest is 0.175%. The credit agreements as amended each have the right to request two additional one-year extensions, with the banks’ approval. Refer to Note 3—Short-Term Debt of the Notes to the Consolidated Financial Statements for further information.
A share repurchase program was approved by the Board of Directors and announced on August 7, 2014 to repurchase WGL’s common stock up to an amount of $150 million. The shares may be repurchased in the open market or in privately negotiated transactions. The repurchase program is authorized for a two year period. During the six months ended March 31, 2015, we repurchased 1.0 million shares of common stock for a cost of $41.5 million. Since the program’s inception, we have repurchased 2.3 million shares of common stock for a total cost of $97.6 million.
To manage credit risk, Washington Gas may require certain customers and suppliers to provide deposits, which may include collateral from wholesale counterparties, which are reported as current liabilities in “Customer deposits and advance payments,” in the accompanying balance sheets. At March 31, 2015 and September 30, 2014, “Customer deposits and advance payments” totaled $82.5 million and $68.3 million, respectively. For Washington Gas, deposits from customers may be refunded at various times throughout the year based on the customer’s payment habits. At the same time, other customers make new deposits that cause the balance of customer deposits to remain relatively steady. There are no restrictions on Washington Gas’ use of these customer deposits. Washington Gas pays interest to its customers on these deposits in accordance with the requirements of its regulatory commissions.
For WGL Energy Services and WGL Midstream, deposits would typically represent collateral for transactions with wholesale counterparties. These deposits may be reduced, repaid or increased at any time based on the current value of WGL Energy Services’ or WGL Midstream’s net position with the counterparty. Currently, there are no restrictions on the use of deposited funds and interest is paid to the counterparty on these deposits in accordance with its contractual obligations. Refer to the section entitled "Credit Risk" for further discussion of our management of credit risk.
WGL Energy Services and WGL Midstream have seasonal short-term cash requirements to fund the purchase of storage gas inventory in advance of the winter heating season. At March 31, 2015 and September 30, 2014, WGL Energy Services had balances in gas storage of $5.1 million and $50.5 million, respectively. WGL Energy Services collects revenues that are designed to reimburse commodity costs used to supply their retail customer and wholesale counterparty contracts. At March 31, 2015 and September 30, 2014, WGL Midstream had balances in gas storage of $49.8 million and $127.0 million, respectively. As market opportunities arise, WGL Midstream collects revenues in excess of its commodity costs through its wholesale counterparty contracts. WGL Energy Services and WGL Midstream derive funding to finance these activities from short-term debt issued by WGL. Additionally, WGL Energy Services and WGL Midstream may be required to post cash collateral for

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

certain purchases. WGL Energy Services and WGL Midstream may be required to provide parent guarantees from WGL for certain transactions.
In addition to storage gas, WGL Midstream also has cash requirements to fund the capital requirements of its various pipeline investments. At March 31, 2015, WGL Midstream had a $49.5 million investment related to these pipelines. WGL Midstream derives funding to finance these activities from short-term debt issued by WGL.
WGL Energy Systems has cash requirements to fund the construction and purchase of residential and commercial distributed generating systems. WGL Energy Systems derives funding to finance these activities from short-term and long-term debt issued by WGL but may also utilize long-term debt issued by WGL.
Long-Term Cash Requirements and Related Financing
The primary drivers of our long-term cash requirements include capital expenditures, non-utility investments, long-term debt maturities, decisions to refinance long-term debt and our share repurchase program. For the regulated utility segment, our capital expenditures primarily relate to adding new utility customers and system supply as well as maintaining the safety and reliability of Washington Gas’ distribution system. Refer to the section entitled “Capital Investments” for discussion of our capital expenditures forecast and our 2014 Annual Report for a discussion of our long-term debt maturities.
For our non-utility segments, our long-term cash requirements primarily depend upon the level of investments and capital expenditures. For WGL Midstream, our investments primarily relate to providing capital for construction of the pipeline investments. For WGL Energy Systems, our investments primarily relate to providing capital for construction of new residential and commercial solar projects.
WGL Debt Issuances. On October 24, 2014, WGL issued $100.0 million of 2.25% notes due November 1, 2019 (“2019 Notes”) and $125.0 million of 4.60% notes due November 1, 2044 (“2044 Notes”). The notes were priced at 99.79% and 99.23% of par, respectively. WGL may redeem the 2019 Notes at any time prior to October 1, 2019 subject to a make whole premium plus accrued and unpaid interest. At any time on or after October 1, 2019, WGL may redeem the 2019 Notes at any time at 100% of the principal of such notes, plus accrued and unpaid interest. WGL may redeem the 2044 Notes at any time prior to May 1, 2044 subject to a make whole premium, plus accrued and unpaid interest. WGL may redeem the 2044 Notes at any time on or after May 1, 2044 at 100% of the principal of such notes, plus accrued and unpaid interest.
On December 16, 2014, WGL re-opened the 2044 Notes offering and sold an additional $25.0 million of 4.60% notes due November 1, 2044. These additional notes were priced at 97.61% of par. In order to match interest payments with the earlier issuance, WGL received $0.2 million of accrued interest at the settlement date. These notes have the same terms and provisions as the earlier issuance.
In March 2015, WGL entered into intercompany agreements with three of its affiliates, WGL Energy Systems, WGSW and WGL Midstream.  These agreements have terms consistent with WGL’s 2019 and 2044 notes issued in October and December 2014.  The intercompany loans are eliminated in consolidation.
The net proceeds from the sale of these notes have been used by WGL primarily to fund the repurchase of outstanding securities of WGL and capital investments of its non-utility subsidiaries.
Washington Gas Debt Issuances. On December 15, 2014, Washington Gas issued $50.0 million of 4.24% notes due December 15, 2044 in a private placement exempt from the registration requirements of the Securities Act of 1933 in reliance on Section 4(a)(2) of the Securities Act. Proceeds from these notes, after the payment of placement fees in connection with the transaction, have been used for general corporate purposes.

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
Ratings Triggers and Certain Debt Covenants
WGL and Washington Gas pay credit facility fees, which in some cases are based on the long-term debt ratings of Washington Gas. Under the terms of WGL’s and Washington Gas' credit agreements and debt issuances, the ratio of consolidated financial indebtedness to consolidated total capitalization cannot exceed 0.65 to 1.0 (65.0%). In addition, WGL and Washington Gas are required to inform lenders of changes in corporate existence, financial conditions, litigation and environmental warranties that might have a material effect on debt ratings. The failure to inform the lenders’ agent of material changes in these areas might constitute default under the agreements. Additionally, failure to pay principal or interest on any other indebtedness may be deemed a default under our credit agreements. A default, if not remedied, may lead to a suspension of further loans and/or acceleration in which obligations become immediately due and payable. At March 31, 2015, we were in compliance with all of the covenants under our revolving credit facilities.
For certain of Washington Gas’ natural gas purchase and pipeline capacity agreements, if the long-term debt of Washington Gas is downgraded to or below the lower of a BBB- rating by Standard & Poor’s or a Baa3 rating by Moody’s Investors Service, or if Washington Gas is deemed by a counterparty not to be creditworthy, then the counterparty may withhold service or deliveries, or may require additional credit support. For certain other agreements, if the counterparty’s credit exposure to Washington Gas exceeds a contractually defined threshold amount, or if Washington Gas’ credit rating declines by a certain rating level, then the counterparty may require additional credit support. At March 31, 2015, Washington Gas would not be required to provide additional credit support by these arrangements if its long-term credit rating was to be downgraded by one rating level.
WGL guarantees payments for certain purchases of natural gas and electricity on behalf of WGL Energy Services and WGL Midstream (refer to “Contractual Obligations, Off-Balance Sheet Arrangements and Other Commercial Commitments” for a further discussion of these guarantees). If the credit rating of WGL declines, WGL Energy Services and WGL Midstream may be required to provide additional credit support for these purchase contracts. At March 31, 2015, WGL Energy Services would be required to provide minimal additional credit support for these arrangements if the long-term credit rating of WGL was to be downgraded by one rating level. At March 31, 2015, WGL Midstream would not be required to provide additional credit support for these arrangements if the long-term credit rating of WGL was to be downgraded by one rating level.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Historical Cash Flows
The following table summarizes WGL’s net cash provided by (used in) operating, investing and financing activities for the six months ended March 31, 2015 and 2014:

	Six Months Ended March 31,
(In millions)	2015	2014	Increase/ (Decrease)
Cash provided by (used in):
Operating activities	$305.8	$242.1	$63.7
Investing activities	$(234.4)	$(167.8)	$(66.6)
Financing activities	$(70.9)	$(65.8)	$(5.1)
Cash Flows Provided by Operating Activities
The regulated utility’s cash flows from operating activities principally reflect gas sales and deliveries and the cost of operations. The volume of gas sales and deliveries is dependent primarily on factors external to the utility, such as growth of customer demand, weather, market prices for energy, economic conditions and measures that promote energy efficiency. Under revenue and weather normalization, ratemaking adjustments and decoupling mechanisms in place, changes in delivery volumes from levels assumed when rates were approved may affect the timing of cash flows but not net income. The price at which the utility provides energy to customers is determined in accordance with regulatory approved tariffs. In general, changes in the utility’s cost gas may affect the timing of cash flows but not net income because the costs are recovered in accordance with rate agreements. In addition, the regulated utility’s cash flow is impacted by the timing of derivative settlements.
The non-utility cash flows from operating activities primarily reflect the timing of receipts related to distributed generation and federal projects at commercial energy systems and the timing of receipts related to electric and gas bills for WGL Energy services. The timing of gas purchases and sales resulting from asset optimization arrangements affect WGL Midstream. Both WGL Energy Services and WGL Midstream cash flows are impacted by the timing of derivative settlements.
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
Net cash flows provided by operating activities for the six months ended March 31, 2015 was $305.8 million compared to $242.1 million for the six months ended March 31, 2014. The increase in net cash flows reflects timing differences with respect to cash flows for energy related payments and receipts as well as the timing of income tax payments.
The change in regulatory assets principally reflects changes in deferred pension and post-retirement benefit costs in accordance with the accounting rules for retirement benefits.
Cash Flows Used in Investing Activities
During the six months ended March 31, 2015, cash flows used in investing activities totaled $(234.4) million compared to $(167.8) million for the six months ended March 31, 2014. Capital expenditures increased by $(66.8) million due to additional funding for WGL's accelerated pipeline replacement programs, as well as investments in commercial solar and pipeline projects for our non-utility subsidiaries.
Cash Flows Used in Financing Activities
Cash flows used in financing activities totaled $(70.9) million for the six months ended March 31, 2015, a $(5.1) million increase over the same period of the prior year. This increase reflects $(41.5) million in common stock repurchased during the first quarter of fiscal year 2015 and a $(219.9) million net change in notes notes payable issued (retired), partially offset by the $258.2 million increase in the net issuance of long-term debt.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Capital Investments
The following table depicts our updated projected capital investments for the fiscal years 2015 through 2019. In addition to expenditures to extend service to new areas, ensuring safe, reliable and improved service for our utility and to grow our non-utility investments, our capital investments include an investment in a new pipeline construction project entered into during the six months ended March 31, 2015. Refer to Note 11 - Other Investments in the notes to the consolidated financial statements for further discussion about this project.

Capital Investments
(In millions)	2015(a)	2016	2017	2018	2019	Total
New business(b)	$85.7	$137.5	$142.4	$162.6	$171.4	$699.6
Replacements:
Regulatory plans	93.1	94.7	95.7	96.3	96.6	476.4
Other	48.1	54.0	48.3	46.2	45.7	242.3
Customer information system	24.6	35.4	17.5	—	—	77.5
Other utility	48.7	50.0	62.0	55.8	47.6	264.1
Total utility(c)	300.2	371.6	365.9	360.9	361.3	1,759.9
Pipeline investments	55.6	133.1	358.3	128.7	37.1	712.8
Distributed generation	123.1	100.1	100.1	100.1	100.1	523.5
Investment solar	27.0	—	—	—	—	27.0
Other non-utility	0.7	2.3	0.5	0.6	0.5	4.6
Total investments	$506.6	$607.1	$824.8	$590.3	$499.0	$3,027.8

(a)	Includes full year of projected activity.

(b)	Includes certain projects that support the existing distribution system.

(c)	Excludes Allowance for Funds Used During Construction. Includes capital expenditures accrued and capital expenditure adjustments recorded in the fiscal year.
CONTRACTUAL OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS, AND OTHER COMMERCIAL COMMITMENTS
Contractual Obligations
On November 30, 2014, WGL through its subsidiary, WGL Midstream, entered into a gas sale and purchase, and capacity agreement with GAIL Global (USA) LNG LLC, a subsidiary of GAIL (India) Limited, under which WGL Midstream has agreed to sell and deliver a minimum of 340,000 dekatherms per day and up to 430,000 dekatherms per day of natural gas, for a term of 20 years from the in-service date of the export facility. The contract price is based on index pricing, but certain gas sales will occur at a market price per dekatherm of gas based on the estimate of prices prevailing at designated delivery points. WGL Midstream will make deliveries using transportation capacity released by GAIL through an asset management arrangement. On March 10, 2015, WGL Midstream entered into gas purchase commitments to buy 500,000 dekatherms of natural gas per day at index based prices for a 20-year term. We will also be a shipper on the Mountain Valley Pipeline. These commitments were executed in conjunction with the investment in Mountain Valley.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

As a result of these agreements, purchase commitments for WGL Midstream have increased as reflected in the table below. The estimated obligations as of March 31, 2015 for future fiscal years are as follows.

Estimated Contractual Obligations and Commercial Commitments
	Years Ended September 30,
(In millions)	Total	Remainder 2015	2016	2017	2018	2019	Thereafter
Pipeline and storage contracts(a)	$3,340.6	$107.1	$240.1	$229.7	$227.3	$264.4	$2,272.0
Long-term debt(b)	991.0	20.0	25.0	—	—	50.0	896.0
Interest expense(c)	878.5	25.1	48.4	48.1	48.1	45.0	663.8
Gas purchase commitments(d)
—Washington Gas	7,526.8	93.2	365.6	463.5	466.1	459.4	5,679.0
—WGL Energy Services	247.1	75.9	120.7	49.1	1.4	—	—
—WGL Midstream	39,899.8	27.3	246.8	374.8	1,219.2	1,757.9	36,273.8
Electric purchase commitments(e)	764.5	255.0	360.6	131.3	17.4	0.2	—
Operating leases	28.1	3.2	5.5	4.8	4.3	1.0	9.3
Business process outsourcing(f)	74.2	16.5	33.4	24.3	—	—	—
Other long-term commitments(g)	23.9	7.8	7.8	5.7	2.2	—	0.4
Total	$53,774.5	$631.1	$1,453.9	$1,331.3	$1,986.0	$2,577.9	$45,794.3

(a)	Represents minimum payments for natural gas transportation, storage and peaking contracts for Washington Gas, WGL Energy Services and WGL Midstream.

(b)	Represents scheduled repayment of principal. Excludes $6.3 million in debt that is anticipated to be a non-cash extinguishment of project debt financing.

(c)	Represents the scheduled interest payments associated with long-term debt for WGL and Washington Gas.

(d)	Includes known and reasonably likely commitments to purchase fixed volumes of natural gas. Cost estimates are based on forward market prices as of March 31, 2015.

(e)	Represents electric purchase commitments that are based on existing fixed price and fixed volume contracts. Includes $19.1 million related to renewable energy credits.

(f)
Represents fixed costs to the service provider related to the 10-year contract for business process outsourcing entered into in 2007. These payments do not reflect potential inflationary adjustments included in the contract. Including these inflationary adjustments, required payments to the service provider could total $89.1 million over the remaining contract term.

(g)
Includes secured supply agreements’ minimum program fees, certain information technology service contracts and committed payments related to certain environmental response costs and excludes uncertain tax positions.

Off-Balance Sheet Arrangements
WGL has provided contributions and guarantees to Meade on behalf of WGL Midstream. As of March 31, 2015, our maximum exposure to loss was $59.4 million. WGL has provided guarantees to Mountain Valley on behalf of WGL Midstream and another partner in the venture. WGL's maximum exposure to loss due to the provided guarantees was $20.0 million at March 31, 2015. Refer to Note 11 - Other Investments of the Notes to Consolidated Financial Statements for a further discussion of our Meade and Mountain Valley investments.
Financial Guarantees
WGL has guaranteed payments primarily for certain purchases of natural gas and electricity on behalf of WGL Energy Services and for certain purchase commitments on behalf of WGL Midstream. At March 31, 2015, these guarantees totaled $239.4 million and $305.9 million for WGL Energy Services and WGL Midstream, respectively. At March 31, 2015, WGL also had guarantees on behalf of other subsidiaries totaling $8.6 million. The amount of such guarantees is periodically adjusted to reflect changes in the level of financial exposure related to these commitments. For all of our financial guarantees, WGL may cancel any or all future obligations upon written notice to the counterparty, but WGL would continue to be responsible for the obligations created under the guarantees prior to the effective date of the cancellation. WGL has also guaranteed payments for certain of our external partners. At March 31, 2015, these guarantees totaled $8.1 million.

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
Constitution Pipeline LLC has adjusted the pipeline’s targeted in-service date to the second half of 2016 as a result of a longer than expected regulatory and permitting process. An affiliate of Williams Partners will construct, operate and maintain the new 30-inch, 126-mile long transmission pipeline.
WGL Midstream will invest an estimated $79.0 million in the project for a 10% share in the pipeline venture. WGL Midstream joins Williams Partners L.P. (41% share), Cabot Oil and Gas Corporation (25% share) and Piedmont Natural Gas (24% share) in the project. In June 2013, Constitution Pipeline filed a formal certificate application with FERC. On December 2, 2014, the FERC issued an order granting a Certificate of Public Convenience and Necessity.
Central Penn Line Pipeline
In February 2014, WGL Midstream entered into a limited liability company agreement and formed Meade, with COG Holdings LLC, Vega Midstream MPC LLC, and River Road Interests LLC.
Meade was formed to jointly develop and own, together with Transcontinental Gas Pipe Line Company, LLC (Transco), an approximately 177-mile pipeline originating in Susquehanna County, Pennsylvania and extending to Lancaster County, Pennsylvania (Central Penn) that will have the capacity to transport and deliver up to approximately 1.7 million dekatherms per day of natural gas. This pipeline will be an integral part of Transco’s “Atlantic Sunrise” project.
Central Penn, as part of Atlantic Sunrise, is a natural gas pipeline designed to provide new firm transportation capacity from various supply points in northeast Pennsylvania to a delivery point into Transco’s mainline in southeast Pennsylvania. Central Penn currently has a projected in-service date in the second half of 2017. WGL Midstream will invest an estimated $410.0 million for a 55% interest in Meade, and Meade will invest an estimated $746 million in Central Penn for an approximate 39% interest in Central Penn. Transco will have the remaining ownership interests.
Additionally, in February 2014, WGL Midstream entered into an agreement with Cabot Oil & Gas Corporation (Cabot) whereby WGL Midstream will purchase 500,000 dekatherms per day of natural gas from Cabot over a 15 year term. As part of this agreement, Cabot will acquire 500,000 dekatherms per day of firm gas transportation capacity on Transco’s Atlantic Sunrise project of which Central Penn is a part. This capacity will be released to WGL Midstream.
Mountain Valley Pipeline
In March 2015, WGL Midstream acquired a 7% equity interest in Mountain Valley.
The proposed pipeline to be developed, constructed, owned and operated by Mountain Valley will transport approximately 2.0 million dekatherms of natural gas per day from a new interconnect with EQT Corporation's Equitrans system, near the MarkWest Mobley plant in Smithfield, West Virginia to Transco's Station 165 in Pittsylvania County, Virginia. The pipeline is scheduled to be in service by December 2018.
The total project investment is anticipated to be between $3.0-$3.5 billion. WGL Midstream will invest, in scheduled capital contributions through the in-service date of the pipeline, its pro rata share (based on its 7% equity interest) of project costs, which is estimated to be $230 million. In addition, WGL Midstream entered into a gas purchase commitment to buy 500,000 dekatherms of natural gas per day, at index-based prices, for a 20 year term. We will also be a shipper on the proposed pipeline.
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
Washington Gas, WGL Energy Services and WGL Midstream are also subject to the collateral requirements of their counterparties. At March 31, 2015, Washington Gas, WGL Energy Services and WGL Midstream provided $3.0 million, $25.7 million and $8.6 million in cash collateral to counterparties, respectively.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

The following table provides information on our credit exposure, net of collateral, to wholesale counterparties as of March 31, 2015 for Washington Gas, WGL Energy Services and WGL Midstream, separately.

Credit Exposure to Wholesale Counterparties (In millions)
Rating(a)	Exposure Before Credit Collateral(b)	Offsetting Credit Collateral Held(c)	Net Exposure	Number of Counterparties Greater Than 10%(d)	Net Exposure of Counterparties Greater Than 10%
Washington Gas
Investment Grade	$31.3	$—	$31.3	3	$22.5
Non-Investment Grade	—	—	—	—	—
No External Ratings	3.0	—	3.0	—	—
WGL Energy Services
Investment Grade	$1.3	$—	$1.3	2	$1.2
Non-Investment Grade	—	—	—	—	—
No External Ratings	0.1	—	0.1	—	—
WGL Midstream
Investment Grade	$23.2	$—	$23.2	1	$11.9
Non-Investment Grade	0.1	—	0.1	—	—
No External Ratings	8.2	—	8.2	1	3.2

(a)
Investment Grade is primarily determined using publicly available credit ratings of the counter-party. If the counter party has provided a guarantee by a higher-rated entity (e.g., its parent), it is determined based upon the rating of it guarantor. Included in “Investment Grade” are counterparties with a minimum Standard & Poor’s or Moody’s Investor Service rating of BBB- or Baa3, respectively.

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
The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Regulated Utility segment’s energy-related derivatives during the six months ended March 31, 2015:

Regulated Utility Segment Changes in Fair Value of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2014	$(282.2)
Net fair value of contracts entered into during the period	10.1
Other changes in net fair value	(44.0)
Realized net settlement of derivatives	26.9
Net assets (liabilities) at March 31, 2015	$(289.2)

Regulated Utility Segment Roll Forward of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2014	$(282.2)
Recorded to income	(10.0)
Recorded to regulatory assets/liabilities	(23.9)
Realized net settlement of derivatives	26.9
Net assets (liabilities) at March 31, 2015	$(289.2)

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

The maturity dates of our net assets (liabilities) associated with the Regulated Utility segment’s energy-related derivatives recorded at fair value at March 31, 2015, is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Regulated Utility Segment Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives
	Years Ended September 30,
(In millions)	Total	Remainder 2015	2016	2017	2018	2019	Thereafter
Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	10.6	12.1	(0.7)	(0.7)	(0.1)	—	—
Level 3 — Significant unobservable inputs	(299.8)	(6.9)	(23.8)	(38.1)	(28.6)	(24.6)	(177.8)
Total net assets (liabilities) associated with our energy-related derivatives	$(289.2)	$5.2	$(24.5)	$(38.8)	$(28.7)	$(24.6)	$(177.8)
Refer to Note 8, Derivative and Weather-Related Instruments and Note 9, Fair Value Measurements of the Notes to Consolidated Financial Statements for a further discussion of our derivative activities and fair value measurements.
Price Risk Related to the Non-Utility Segments
Retail Energy-Marketing. Our retail energy-marketing subsidiary, WGL Energy Services, sells natural gas and electricity to retail customers at both fixed and indexed prices. WGL Energy Services must manage daily and seasonal demand fluctuations for these products with its suppliers. Price risk may exist to the extent WGL Energy Services does not closely match the timing and volume of natural gas and electricity it purchases with the related fixed price or indexed sales commitments. WGL Energy Services’ risk management policies and procedures are designed to minimize this risk.
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
WGL Energy Services procures electricity supply under contract structures in which WGL Energy Services assumes the responsibility of matching its customer requirements with its supply purchases. WGL Energy Services assembles the various components of supply, including electric energy from various suppliers, and capacity, ancillary services and transmission service from the PJM Interconnection, a regional transmission organization, in matching its customer requirements obligations. While the capacity and transmission costs within PJM are generally stable and identifiable several years into the future, the cost of ancillary services which support the reliable operation of the transmission system does fluctuate as changes occur in the balance between generation and the consumption mix within the electric system. WGL Energy Services could be exposed to price risk associated with changes in ancillary costs due to lack of available forward market products to sufficiently hedge those risks. Commercial retail contracts for larger customers often include terms which permit WGL Energy Services to pass through regulatory approved changes in capacity and transmission costs, as well as some changes in ancillary costs. These terms reduce the price risk exposure related to these changes for WGL Energy Services.
To the extent WGL Energy Services has not sufficiently matched its customer requirements with its supply commitments, it could be exposed to electricity commodity price risk. WGL Energy Services manages this risk through the use of derivative instruments, including financial products.
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
The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Retail Energy-Marketing segment’s energy-related derivatives during the six months ended March 31, 2015:

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Retail Energy-Marketing Segment Changes in Fair Value of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2014	$(5.4)
Net fair value of contracts entered into during the period	(6.1)
Other changes in net fair value	(10.1)
Realized net settlement of derivatives	(0.7)
Net assets (liabilities) at March 31, 2015	$(22.3)

Retail Energy-Marketing Segment Roll Forward of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2014	$(5.4)
Recorded to income	(12.7)
Recorded to accounts payable	(3.5)
Realized net settlement of derivatives	(0.7)
Net assets (liabilities) at March 31, 2015	$(22.3)
The maturity dates of our net assets (liabilities) associated with the Retail Energy-Marketing segments’ energy-related derivatives recorded at fair value at March 31, 2015 is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Retail Energy-Marketing Segment Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives
	Years Ended September 30,
(In millions)	Total	Remainder 2015	2016	2017	2018	2019	Thereafter
Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	(16.0)	(7.8)	(7.0)	(1.2)	—	—	—
Level 3 — Significant unobservable inputs	(6.3)	0.2	(2.9)	(3.6)	—	—	—
Total net assets (liabilities) associated with our energy-related derivatives	$(22.3)	$(7.6)	$(9.9)	$(4.8)	$—	$—	$—
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
The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Midstream Energy Services segments’ energy-related derivatives during the six months ended March 31, 2015:

Midstream Energy Services Segment Changes in Fair Value of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2014	$(29.0)
Net fair value of contracts entered into during the period	37.6
Other changes in net fair value	10.4
Realized net settlement of derivatives	(41.2)
Net assets (liabilities) at March 31, 2015	$(22.2)

Midstream Energy Services Segment Roll Forward of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2014	$(29.0)
Recorded to income	48.0
Realized net settlement of derivatives	(41.2)
Net assets (liabilities) at March 31, 2015	$(22.2)

The maturity dates of our net assets (liabilities) associated with the Midstream Energy Services segments’ energy-related derivatives recorded at fair value at March 31, 2015 is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Midstream Energy Services Segment Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives
	Years Ended September 30,
(In millions)	Total	Remainder 2015	2016	2017	2018	2019	Thereafter
Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	1.8	—	1.6	0.2	—	—	—
Level 3 — Significant unobservable inputs	(24.0)	(0.2)	(6.0)	(6.5)	(4.3)	(2.3)	(4.7)
Total net assets associated with our energy-related derivatives	$(22.2)	$(0.2)	$(4.4)	$(6.3)	$(4.3)	$(2.3)	$(4.7)
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
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Value-at-Risk
WGL Energy Services measures the market risk of its energy commodity portfolio by determining its value-at-risk. Value-at-risk is an estimate of the maximum loss that can be expected at some level of probability if a portfolio is held for a given time period. The value-at-risk calculation for natural gas and electric portfolios include assumptions for normal weather, new customers and renewing customers for which supply commitments have been secured. Based on a 95% confidence interval for a one-day holding period, WGL Energy Services’ value-at-risk at March 31, 2015 was approximately $33,600 and $19,900, related to its natural gas and electric portfolios, respectively. WGL Energy Services’ value-at-risk for the natural gas and electric portfolios fluctuate relative to market prices and portfolio composition. The high, low and average value-at-risk for natural gas and electric portfolios between the period October 1, 2014 and March 31, 2015 are noted in the table below.

WGL Energy Services Value-at-Risk
(In thousands)	High	Low	Average
Natural Gas	$100.2	$23.6	$54.8
Electric Portfolio	95.6	11.2	36.7
Total	$195.8	$34.8	$91.5
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
Weather-Related Instruments. There were no derivative instruments hedging variations from normal weather in the District of Columbia for the six months ended March 31, 2015 for Washington Gas.
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

Short-Term Debt. At March 31, 2015 and September 30, 2014, WGL and its subsidiaries had outstanding notes payable of $175.0 million and $453.5 million, respectively. The carrying amount of our short-term debt approximates fair value. In the current quarter, a change of 100 basis points in the underlying average interest rate for our short-term debt would have caused a change in interest expense of approximately $2.2 million.
Long-Term Debt. At March 31, 2015, we had outstanding fixed-rate MTNs and other long-term debt of $950.5 million, excluding current maturities and unamortized discounts. While fixed-rate debt does not expose us to earnings risk when market interest rates change, such debt is subject to changes in fair value. Fair value is defined as the present value of the debt securities’ future cash flows discounted at interest rates that reflect market conditions as of the measurement date. As of March 31, 2015, the fair value of WGL’s fixed-rate debt was $1,117.9 million. Our sensitivity analysis indicates that fair value would increase by approximately $48.0 million or decrease by approximately $44.4 million if interest rates were to decline or increase by 10%, respectively, from current market levels. As of March 31, 2015, the fair value of Washington Gas’ fixed-rate debt was $864.1 million. Our sensitivity analysis indicates that fair value would increase by approximately $35.3 million or decrease by approximately $33.0 million if interest rates were to decline or increase by 10%, respectively, from current market levels. In general, such an increase or decrease in fair value would impact earnings and cash flows only if WGL or Washington Gas were to reacquire some or all of these instruments in the open market prior to their maturity.
A total of $802.5 million, or approximately 84.8%, of WGL’s outstanding long-term debt, excluding current maturities, have make-whole call options which, if exercised, would require us to pay a premium over the face amount.
A total of $552.5 million, or approximately 79.4%, of Washington Gas’ outstanding MTNs, excluding current maturities, have make-whole call options which, if exercised, would require us to pay a premium over the face amount.
Derivative Instruments. WGL and Washington Gas utilize derivative instruments from time to time in order to minimize its exposure to the risk of interest-rate volatility. During September 2014, WGL entered into interest rate swaps associated with its $150.0 million 30-year debt issuance. WGL elected cash flow hedge accounting for these interest rate derivative instruments. Therefore, the effective portion of the gains and losses on the hedge were recorded within other comprehensive income and will be amortized over the life of the underlying debt (through 2044). In connection with the issuance of $125.0 million of debt on October 22, 2014, WGL settled a portion of the interest rate hedge for a loss of $7.7 million. On December 15, 2014, WGL settled the remaining portion of the outstanding interest rate swap when it issued $25.0 million of MTN’s, for a loss of $2.6 million. During the three months ended March 31, 2015, nil was recorded to income as a result of the ineffective portion of the interest rate swap. During the six months ended March 31, 2015, a total of $0.4 million was recorded to income as a result of the ineffective portion of the interest rate swap. Refer to the section entitled “Long-Term Cash Requirements and Related Financing” for further discussion of our interest-rate risk management activity.

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
RESULTS OF OPERATIONS—Three Months Ended March 31, 2015 vs. March 31, 2014
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
Key gas delivery, weather and meter statistics are shown in the table below for the three months ended March 31, 2015 and 2014.

Gas Deliveries, Weather and Meter Statistics
	Three Months Ended March 31,		Increase/
	2015	2014	(Decrease)
Gas Sales and Deliveries (millions of therms)
Firm
Gas sold and delivered	509.4	503.0	6.4
Gas delivered for others	279.1	250.3	28.8
Total firm	788.5	753.3	35.2
Interruptible
Gas sold and delivered	0.4	0.9	(0.5)
Gas delivered for others	93.5	92.1	1.4
Total interruptible	93.9	93.0	0.9
Electric generation—delivered for others	29.0	22.0	7.0
Total deliveries	911.4	868.3	43.1
Degree Days
Actual	2,471	2,440	31
Normal	2,107	2,099	8
Percent colder (warmer) than normal	17.3%	16.2%	n/a
Average active customer meters	1,132,836	1,119,993	12,843
New customer meters added	2,296	2,856	(560)
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
This comparison in natural gas deliveries to firm customers primarily reflects colder weather in the current quarter than in the same quarter of the prior year and an increase in average active customer meters of 12,843.
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
Interest Expense
The following table shows the components of Washington Gas' interest expense for the three months ended March 31, 2015 and 2014. The increase in interest on long-term debt primarily comprises private placements notes and unsecured MTNs issued by Washington Gas.

Composition of Interest Expense
	Three Months Ended March 31,		Increase/
(In millions)	2015	2014	(Decrease)
Interest on long-term debt	$10.6	$9.3	$1.3
Allowance for funds used during construction and other- net	—	0.1	(0.1)
Total	$10.6	$9.4	$1.2

Income Taxes
Please refer to six months ended March 31, 2015, for information about Washington Gas’ income tax expense and effective income tax rate.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS - Six Months Ended March 31, 2015 vs. March 31, 2014

Key gas delivery, weather and meter statistics are shown in the table below for the six months ended March 31, 2015 and 2014.

Gas Deliveries, Weather and Meter Statistics
	Six Months Ended March 31,		Increase/
	2015	2014	(Decrease)
Gas Sales and Deliveries (millions of therms)
Firm
Gas sold and delivered	785.7	792.2	(6.5)
Gas delivered for others	439.1	409.0	30.1
Total firm	1,224.8	1,201.2	23.6
Interruptible
Gas sold and delivered	1.4	1.5	(0.1)
Gas delivered for others	171.2	169.8	1.4
Total interruptible	172.6	171.3	1.3
Electric generation—delivered for others	55.2	59.1	(3.9)
Total deliveries	1,452.6	1,431.6	21.0
Degree Days
Actual	3,726	3,834	(108)
Normal	3,450	3,443	7
Percent colder (warmer) than normal	8.0%	11.4%	n/a
Average active customer meters	1,127,843	1,115,361	12,482
New customer meters added	6,547	7,050	(503)

Gas Service to Firm Customers. The comparison in natural gas deliveries to firm customers primarily reflects an increase of average active customer meters of 12,482, partially offset by warmer weather in the current period than in the same period of the prior year.
Gas Service to Interruptible Customers. The increase in therm deliveries to interruptible customers reflects increased demand.
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
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Interest Expense
The following table shows the components of Washington Gas' interest expense for the six months ended March 31, 2015 and 2014. The increase in interest on long-term debt primarily comprises new private placements notes issued by Washington Gas.

Composition of Interest Expense
	Six Months Ended March 31,		Increase/
(In millions)	2015	2014	(Decrease)
Interest on long-term debt	$20.7	$18.1	$2.6
Allowance for funds used during construction and other- net	0.1	0.2	(0.1)
Total	$20.8	$18.3	$2.5
Income Taxes
The following table shows Washington Gas' income tax expense and effective income tax rate for the six months ended March 31, 2015 and 2014.

Income Taxes
	Six Months Ended March 31,		Increase/
(In millions)	2015	2014	(Decrease)
Income before income taxes	$223.1	$134.9	$88.2
Income tax expense	$83.5	$46.6	$36.9
Effective income tax rate	37.4%	34.5%	2.9%
The increase in the effective income tax rate, when comparing the six months ended March 31, 2015 and 2014, is a result of the tax benefit recorded during the first quarter of fiscal year 2014 for the reinstatement of regulatory assets related to the tax effect of Med D, causing the rate to be lower during the prior year period. Refer to Note 9—Income Taxes of the Notes to the Consolidated Financial Statements of our combined Annual Report on Form 10-K for details.

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
District of Columbia Jurisdiction
Accelerated Pipe Replacement Plan. On August 15, 2013, Washington Gas filed a request for approval with the Public Service Commission of the District of Columbia (PSC of DC) of a Revised Accelerated Pipe Replacement Plan (APRP), including a surcharge mechanism to recover the associated costs for the first five years of the plan. Washington Gas proposed to replace bare and/or unprotected steel services, bare and targeted unprotected steel main, and cast iron main in its distribution system in the District of Columbia at an estimated five-year cost of $110 million. The PSC of DC granted final approval of the APRP in August 2014, but opened a separate proceeding to consider the issue of the appropriate APRP cost recovery mechanism. On December 10, 2014, Washington Gas filed a joint motion, on behalf of all parties to the proceeding, requesting

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

approval of a unanimous settlement agreement on the cost recovery issue. The settlement agreement authorizes a surcharge to recover the costs of the first five years of the accelerated pipe replacement program, including replacement activity starting in June of 2014. On January 29, 2015, the PSC of DC issued an order approving the settlement agreement.
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
Weather Normalization Adjustment. On November 8, 2013, Washington Gas filed an application for approval of a Weather Normalization Adjustment (WNA) before the PSC of DC. The proposal would authorize Washington Gas to implement a rate design mechanism that would eliminate the variability of weather from the calculation of revenues and offer customers more stability in their bills, during colder than normal winter heating season. On April 10, 2015, the PSC of DC denied Washington Gas' application for approval of a WNA, indicating that Washington Gas may request a WNA in its next base rate case.
Maryland Jurisdiction
Maryland Strategic Infrastructure Development and Enhancement Plan. On November 7, 2013, pursuant to the STRIDE law in Maryland, Washington Gas filed an application with the PSC of MD for authority to implement a STRIDE Plan and to recover the reasonable and prudent costs associated with the infrastructure replacements through monthly surcharges. On May 6, 2014, the PSC of MD issued an order approving Washington Gas' first STRIDE Plan. On June 5, 2014, the Maryland Office of People’s Counsel filed an appeal of the PSC of MD’s May 6, 2014 order with the Circuit Court for Baltimore City. Washington Gas filed a notice on June 13, 2014 that it intended to participate in the appeal. On October 29, 2014, the parties to the appeal jointly requested that the proceedings be stayed pending the outcome of the appeal of a Baltimore Gas & Electric Company case that may be dispositive of the issues in the Washington Gas proceeding.
On December 18, 2014, the PSC of MD issued a letter order approving Washington Gas’ 2015 STRIDE project list targeting approximately $37 million in capital expenditures and surcharge factor subject to adjustments made by the staff of the PSC.
On March 10, 2015, Washington Gas filed an application with the PSC of MD for approval of an amendment to the approved STRIDE Plan. Washington Gas requested approval to add one additional program applicable to gas distribution system replacements and four additional programs applicable to gas transmission system replacements at an incremental investment of $31.2 million in eligible infrastructure replacements over the remaining four years of the STRIDE Plan. This application is pending review by the PSC of MD. A decision is expected within 120 days of the filing date.
Virginia Jurisdiction
Affiliate Transactions. On June 5, 2013, Washington Gas submitted a petition for declaratory judgment  with the SCC of VA related to a proposed transfer to WGL Midstream  of the remainder of the term of two agreements for natural gas storage service at the Washington Storage Service (WSS) and Eminence Storage Service (ESS) storage fields.  Specifically, Washington Gas sought a declaratory judgment that the SCC of VA did not have jurisdiction over the proposed transaction since the WSS and ESS agreements were no longer utilized to provide utility service and the SCC of VA was preempted by the federal authority over the transfers.  On April 15, 2015, the SCC of VA approved the transfer of WSS and ESS but did not issue a ruling on the request for declaratory judgment.
Steps to Advance Virginia's Energy Plan (SAVE) - Plan Amendment. On February 6, 2015, Washington Gas submitted an application to the SCC of VA requesting approval to amend its SAVE Plan to expand the scope of some existing programs, to include new distribution facilities replacement programs, and to add new programs to replace transmission facilities. Washington Gas proposed investing an additional $75.2 million to replace Virginia eligible infrastructure over the 2015-2017 period. This application is pending review by the SCC of VA. A decision is expected within 120 days of the filing date.
VA Gas Reserves. In the 2014 Session, the General Assembly of the Commonwealth of Virginia amended Title 56 of the Virginia Code. The legislative provisions are intended to encourage regulated utilities to invest in natural gas reserves, upstream pipelines and facilities that are reasonably expected to benefit customers by lowering costs, reducing volatility or lowering the utility’s supply risk. A regulated utility company can obtain the recovery through its rates charged to customers for the entire incurred cost, including the return of and the return on the investment in reserves, as well as all operating costs.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Pursuant to the legislation, on May 6, 2015, WGL entered into a 20-year agreement with Energy Corporation of America (ECA) to acquire natural gas reserves through non-operating working interests in 25 producing wells located in Pennsylvania's Appalachian Basin for $126 million.
The purchase of the reserves is conditional upon approval by the SCC of VA. WGL will submit a filing to the SCC of VA for approval of the investment, with a decision due within 180 days from filing.
OTHER MATTERS
New Labor Contract. Washington Gas has entered into a new five-year labor contract with the Teamsters Local Union No. 96 (Local 96), a union affiliated with the International Brotherhood of Teamsters. The contract covers approximately 520 employees. The Teamsters ratified the contract on April 30, 2015 and is effective from June 1, 2015 through May 31, 2020. The contract includes, among other things: (i) annual wage increases from 2.75% to 3.25% and (ii) employment protection for each Local 96 employee from the date of commencement of the contract.

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
ITEM 4. CONTROLS AND PROCEDURES—WGL Holdings, Inc.
Senior management, including the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer of WGL, evaluated the effectiveness of WGL’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2015. Based on this evaluation process, the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that disclosure controls and procedures of WGL are effective. There have been no changes in the internal control over financial reporting of WGL during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of WGL.
ITEM 4. CONTROLS AND PROCEDURES—Washington Gas Light Company
Senior management, including the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer of Washington Gas, evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) of Washington Gas as of March 31, 2015. Based on this evaluation process, the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures of Washington Gas are effective. There have been no changes in the internal control over financial reporting of Washington Gas during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Washington Gas.

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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 6. EXHIBITS
Exhibits:

Schedule/ Exhibit	Description
(a)(3)	Exhibits

Exhibits Filed Herewith:

3	Bylaws of Washington Gas Light Company as amended on March 3, 2015.

31.1	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vincent L. Ammann, Jr., the Senior Vice President and Chief Financial Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Vincent L. Ammann, Jr., the Senior Vice President and Chief Financial Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

WGL HOLDINGS, INC. and WASHINGTON GAS LIGHT COMPANY (Co-registrants)

Date: May 6, 2015	/s/ William R. Ford
William R. Ford
Vice President and Chief Accounting Officer (Principal Accounting Officer)