Form 10-Q
period 2015-06-30
WGL HOLDINGS INC; WASHINGTON GAS LIGHT CO
filed 2015-08-06
CIK 1103601, 104819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015
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
WGL Holdings, Inc. common stock, no par value, outstanding as of July 31, 2015: 49,728,662 shares.
All of the outstanding shares of common stock ($1 par value) of Washington Gas Light Company were held by WGL Holdings, Inc. as of July 31, 2015.

WGL Holdings, Inc.
Washington Gas Light Company

For the Quarter Ended June 30, 2015

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

•
the ability of natural gas producers, pipeline gatherers and natural gas processors to deliver natural gas into interstate pipelines for delivery by those interstate pipelines to the entrance points of Washington Gas’ distribution system;

•	changes and developments in economic, competitive, political and regulatory conditions;

•	changes in capital and energy commodity market conditions;

•	changes in credit ratings of debt securities of WGL or Washington Gas that may affect access to capital or the cost of debt;

•	changes in credit market conditions and creditworthiness of customers and suppliers;

•	changes in relevant laws and regulations, including tax, environmental, pipeline integrity and employment laws and regulations;

•	legislative, regulatory and judicial mandates and decisions affecting business operations and the timing of recovery of costs and expenses;

•	the timing and success of business and product development efforts and technological improvements;

•	the pace of certain deregulation efforts and the availability of other competitive alternatives to our products and services;

•	changes in accounting principles;

•
new commodity purchase and sales contracts or financial contracts and modifications in the terms of existing contracts that may materially affect fair value calculations under derivative accounting requirements;

•	our ability to manage the outsourcing of several business processes;

•	acts of nature;

•	terrorist activities and

•	other uncertainties.
The outcome of negotiations and discussions that we may hold with other parties from time to time regarding utility and energy-related investments and strategic transactions that are both recurring and non-recurring may also affect future

(ii)

WGL Holdings, Inc.
Washington Gas Light Company

performance. All such factors are difficult to predict accurately and are generally beyond the direct control of the registrants. Accordingly, while we believe that the assumptions are reasonable, we cannot ensure that all expectations and objectives will be realized. Readers are urged to use care and consider the risks, uncertainties and other factors that could affect our business as described in this Quarterly Report on Form 10-Q.

(iii)

WGL Holdings, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
Part I—Financial Information
Item 1—Financial Statements

(In thousands)	June 30, 2015	September 30, 2014
ASSETS
Property, Plant and Equipment
At original cost	$4,822,149	$4,582,764
Accumulated depreciation and amortization	(1,295,069)	(1,268,319)
Net property, plant and equipment	3,527,080	3,314,445
Current Assets
Cash and cash equivalents	66,051	8,811
Receivables
Accounts receivable	284,833	222,253
Gas costs and other regulatory assets	6,016	3,752
Unbilled revenues	106,672	96,314
Allowance for doubtful accounts	(26,111)	(23,341)
Net receivables	371,410	298,978
Materials and supplies—principally at average cost	20,452	23,647
Storage gas	147,506	333,602
Deferred income taxes	31,425	26,664
Prepaid taxes	9,760	66,578
Other prepayments	38,148	34,269
Derivatives	15,743	18,331
Assets held for sale	22,920	—
Other	25,012	24,635
Total current assets	748,427	835,515
Deferred Charges and Other Assets
Regulatory assets
Gas costs	179,392	191,346
Pension and other post-retirement benefits	175,026	192,981
Other	74,571	71,638
Prepaid post-retirement benefits	109,001	96,385
Derivatives	28,342	18,739
Investments in direct financing leases, capital leases	25,826	18,159
Investments in unconsolidated affiliates	121,290	100,528
Other	19,510	16,763
Total deferred charges and other assets	732,958	706,539
Total Assets	$5,008,465	$4,856,499
CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders’ equity	$1,266,373	$1,246,576
Washington Gas Light Company preferred stock	28,173	28,173
Long-term debt	950,494	679,228
Total capitalization	2,245,040	1,953,977
Current Liabilities
Current maturities of long-term debt	45,000	20,000
Notes payable	156,000	453,500
Accounts payable and other accrued liabilities	275,615	313,221
Wages payable	18,906	19,995
Accrued interest	13,654	3,488
Dividends declared	23,330	22,449
Customer deposits and advance payments	73,331	68,318
Gas costs and other regulatory liabilities	29,852	22,563
Accrued taxes	35,752	14,133
Derivatives	58,836	48,555
Liabilities held for sale	1,621	—
Other	44,417	34,063
Total current liabilities	776,314	1,020,285
Deferred Credits
Unamortized investment tax credits	125,117	99,351
Deferred income taxes	672,339	660,908
Accrued pensions and benefits	125,741	120,446
Asset retirement obligations	178,783	175,203
Regulatory liabilities
Accrued asset removal costs	340,844	327,388
Other post-retirement benefits	80,965	86,428
Other	18,785	17,588
Derivatives	354,263	294,745
Other	90,274	100,180
Total deferred credits	1,987,111	1,882,237
Commitments and Contingencies (Note 13)
Total Capitalization and Liabilities	$5,008,465	$4,856,499
The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Condensed Consolidated Statements of Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands, except per share data)	2015	2014	2015	2014
OPERATING REVENUES
Utility	$185,179	$194,901	$1,173,396	$1,283,697
Non-utility	255,994	272,599	1,018,747	1,038,350
Total Operating Revenues	441,173	467,500	2,192,143	2,322,047
OPERATING EXPENSES
Utility cost of gas	59,286	64,448	499,128	710,436
Non-utility cost of energy-related sales	240,808	266,321	933,911	997,958
Operation and maintenance	98,642	89,964	295,309	277,805
Depreciation and amortization	30,696	27,622	90,159	81,516
General taxes and other assessments	29,308	28,634	126,475	126,376
Total Operating Expenses	458,740	476,989	1,944,982	2,194,091
OPERATING INCOME (LOSS)	(17,567)	(9,489)	247,161	127,956
Equity in earnings of unconsolidated affiliates	1,262	818	4,238	1,851
Other income (expenses)—net	2,329	(304)	(1,688)	257
Interest expense	13,140	9,503	38,704	28,020
INCOME (LOSS) BEFORE INCOME TAXES	(27,116)	(18,478)	211,007	102,044
INCOME TAX EXPENSE (BENEFIT)	(11,756)	(6,868)	80,364	33,152
NET INCOME (LOSS)	$(15,360)	$(11,610)	$130,643	$68,892
Dividends on Washington Gas Light Company preferred stock	330	330	990	990
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$(15,690)	$(11,940)	$129,653	$67,902
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	49,729	51,921	49,814	51,871
Diluted	49,729	51,921	50,056	51,885
EARNINGS (LOSS) PER AVERAGE COMMON SHARE
Basic	$(0.32)	$(0.23)	$2.60	$1.31
Diluted	$(0.32)	$(0.23)	$2.59	$1.31
DIVIDENDS DECLARED PER COMMON SHARE	$0.4625	$0.4400	$1.3650	$1.3000
The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2015	2014	2015	2014
NET INCOME (LOSS)	$(15,360)	$(11,610)	$130,643	$68,892
OTHER COMPREHENSIVE INCOME (LOSS) BEFORE INCOME TAXES:
Qualified cash flow hedging instruments	49	—	(7,994)	—
Pension and other post-retirement benefit plans
Change in prior service cost (credit)	(170)	6,204	(511)	6,135
Change in actuarial net loss	529	404	1,503	604
Total pension and other post-retirement benefit plans	$359	$6,608	$992	$6,739
INCOME TAX EXPENSE (BENEFIT) RELATED TO OTHER COMPREHENSIVE INCOME	163	2,622	(3,565)	2,674
OTHER COMPREHENSIVE INCOME (LOSS)	$245	$3,986	$(3,437)	$4,065
COMPREHENSIVE INCOME (LOSS)	$(15,115)	$(7,624)	$127,206	$72,957
The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Nine Months Ended June 30,
(In thousands)	2015	2014
OPERATING ACTIVITIES
Net income	$130,643	$68,892
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	90,159	81,516
Amortization of:
Other regulatory assets and liabilities—net	981	461
Debt related costs	911	843
Deferred income taxes—net	36,156	(37,009)
Accrued/deferred pension and other post-retirement benefit cost	20,091	27,056
Compensation expense related to stock-based awards	11,051	3,838
Provision for doubtful accounts	15,411	4,474
Impairment loss	5,625	2,760
Other non-cash charges (credits)—net	(617)	5,366
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and unbilled revenues—net	(83,076)	(88,899)
Gas costs and other regulatory assets/liabilities—net	5,025	7,369
Storage gas	186,096	108,792
Prepaid taxes	56,818	6,519
Other prepayments	(3,879)	(7,903)
Accounts payable and other accrued liabilities	(17,877)	38,124
Wages payable	(1,089)	(1,179)
Customer deposits and advance payments	5,013	(11,562)
Unamortized investment tax credits	17,162	34,360
Accrued taxes	23,240	4,282
Accrued interest	10,166	7,844
Other current assets	3,609	10,389
Other current liabilities	10,354	813
Deferred gas costs—net	11,954	(150,552)
Deferred assets—other	(17,953)	1,673
Deferred liabilities—other	(65,401)	9,944
Derivatives	62,784	314,774
Other—net	(360)	(27)
Net Cash Provided by Operating Activities	512,997	442,958
FINANCING ACTIVITIES
Long-term debt issued	296,481	75,253
Long-term debt retired	—	(37,000)
Debt issuance costs	(2,744)	—
Notes payable issued (retired) —net	(297,500)	(135,600)
Dividends on common stock and preferred stock	(67,986)	(67,367)
Repurchase of common stock	(41,485)	—
Net Cash Used in Financing Activities	(113,234)	(164,714)
INVESTING ACTIVITIES
Capital expenditures (excluding AFUDC)	(317,043)	(241,450)
Investments in non-utility interests	(29,618)	(29,666)
Distributions from non-utility interests	4,138	2,315
Net Cash Used in Investing Activities	(342,523)	(268,801)
INCREASE IN CASH AND CASH EQUIVALENTS	57,240	9,443
Cash and Cash Equivalents at Beginning of Year	8,811	3,478
Cash and Cash Equivalents at End of Period	$66,051	$12,921
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid—net	$4,604	$14,240
Interest paid	$27,822	$19,620
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Project debt financing activities—net	$(2,032)	$253
Capital expenditure accruals included in accounts payable and other accrued liabilities	$30,489	$21,400
Dividends paid in common stock	$—	$3,967
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Condensed Balance Sheets (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

(In thousands)	June 30, 2015	September 30, 2014
ASSETS
Property, Plant and Equipment
At original cost	$4,400,838	$4,250,194
Accumulated depreciation and amortization	(1,245,555)	(1,228,130)
Net property, plant and equipment	3,155,283	3,022,064
Current Assets
Cash and cash equivalents	61,770	1,060
Receivables
Accounts receivable	157,893	121,419
Gas costs and other regulatory assets	6,016	3,752
Unbilled revenues	23,576	20,881
Allowance for doubtful accounts	(18,880)	(19,209)
Net receivables	168,605	126,843
Materials and supplies—principally at average cost	20,409	23,600
Storage gas	60,348	156,083
Deferred income taxes	17,484	22,916
Prepaid taxes	5,438	16,137
Other prepayments	12,459	14,272
Receivables from associated companies	4,838	4,821
Derivatives	7,244	3,884
Assets held for sale	22,920	—
Other	1	—
Total current assets	381,516	369,616
Deferred Charges and Other Assets
Regulatory assets
Gas costs	179,392	191,346
Pension and other post-retirement benefits	174,036	191,896
Other	74,503	71,584
Prepaid post-retirement benefits	108,282	95,660
Derivatives	12,291	9,455
Other	11,641	13,457
Total deferred charges and other assets	560,145	573,398
Total Assets	$4,096,944	$3,965,078
CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$1,120,717	$1,050,166
Preferred stock	28,173	28,173
Long-term debt	702,201	679,228
Total capitalization	1,851,091	1,757,567
Current Liabilities
Current maturities of long-term debt	45,000	20,000
Notes payable	—	89,000
Accounts payable and other accrued liabilities	128,968	176,467
Wages payable	17,483	18,290
Accrued interest	12,129	3,488
Dividends declared	20,221	19,722
Customer deposits and advance payments	73,084	68,318
Gas costs and other regulatory liabilities	29,852	22,563
Accrued taxes	57,609	24,610
Payables to associated companies	66,855	54,685
Derivatives	37,027	33,858
Liabilities held for sale	1,621	—
Other	6,030	7,199
Total current liabilities	495,879	538,200
Deferred Credits
Unamortized investment tax credits	5,851	6,479
Deferred income taxes	673,586	619,946
Accrued pensions and benefits	124,214	118,954
Asset retirement obligations	177,292	173,775
Regulatory liabilities
Accrued asset removal costs	340,844	327,388
Other post-retirement benefits	80,404	85,814
Other	18,785	17,588
Derivatives	292,920	260,789
Other	36,078	58,578
Total deferred credits	1,749,974	1,669,311
Commitments and Contingencies (Note 13)
Total Capitalization and Liabilities	$4,096,944	$3,965,078
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Condensed Statements of Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2015	2014	2015	2014
OPERATING REVENUES	$190,345	$197,752	$1,193,232	$1,304,975
OPERATING EXPENSES
Utility cost of gas	64,452	67,249	518,945	731,452
Operation and maintenance	80,077	75,286	240,714	223,798
Depreciation and amortization	27,348	25,500	80,832	75,942
General taxes and other assessments	25,197	25,391	114,903	116,190
Total Operating Expenses	197,074	193,426	955,394	1,147,382
OPERATING INCOME (LOSS)	(6,729)	4,326	237,838	157,593
Other expense—net	(129)	(304)	(748)	(394)
Interest expense	10,637	9,422	31,465	27,694
INCOME (LOSS) BEFORE INCOME TAXES	(17,495)	(5,400)	205,625	129,505
INCOME TAX EXPENSE (BENEFIT)	(6,071)	(5,209)	77,404	41,383
NET INCOME (LOSS)	$(11,424)	$(191)	$128,221	$88,122
Dividends on Washington Gas preferred stock	330	330	990	990
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$(11,754)	$(521)	$127,231	$87,132
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2015	2014	2015	2014
NET INCOME (LOSS)	$(11,424)	$(191)	$128,221	$88,122
OTHER COMPREHENSIVE INCOME, BEFORE INCOME TAXES:
Pension and other post-retirement benefit plans
Change in prior service cost (credit)	(170)	6,204	(511)	6,135
Change in actuarial net loss	529	404	1,503	604
Total pension and other post-retirement benefit plans	$359	$6,608	$992	$6,739
INCOME TAX EXPENSE RELATED TO OTHER COMPREHENSIVE INCOME	143	2,622	394	2,674
OTHER COMPREHENSIVE INCOME	$216	$3,986	$598	$4,065
COMPREHENSIVE INCOME (LOSS)	$(11,208)	$3,795	$128,819	$92,187
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Condensed Statements of Cash Flows (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Nine Months Ended June 30,
(In thousands)	2015	2014
OPERATING ACTIVITIES
Net income	$128,221	$88,122
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	80,832	75,942
Amortization of:
Other regulatory assets and liabilities—net	981	461
Debt related costs	967	843
Deferred income taxes—net	28,568	(36,003)
Accrued/deferred pension and other post-retirement benefit cost	19,610	26,740
Compensation expense related to stock-based awards	12,518	2,597
Provision for doubtful accounts	10,520	2,914
Impairment loss	—	2,760
Other non-cash charges—net	2,344	1,959
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable, unbilled revenues and receivables from associated companies—net	(50,035)	(94,146)
Gas costs and other regulatory assets/liabilities—net	5,025	7,369
Storage gas	95,735	25,850
Other prepayments	12,513	1,422
Accounts payable and other accrued liabilities, including payables to associated companies	(18,939)	47,973
Wages payable	(807)	(1,133)
Customer deposits and advance payments	4,766	(11,562)
Accrued taxes	32,999	56,033
Accrued interest	8,641	7,844
Other current assets	3,980	3,626
Other current liabilities	452	10,798
Deferred gas costs—net	11,954	(150,552)
Deferred assets—other	(17,430)	1,695
Deferred liabilities—other	(9,013)	(9,192)
Derivatives	29,104	274,373
Other—net	(835)	(226)
Net Cash Provided by Operating Activities	392,671	336,507
FINANCING ACTIVITIES
Long-term debt issued	50,000	75,253
Long-term debt retired	—	(37,000)
Debt issuance costs	(722)	—
Notes payable issued (retired) —net	(89,000)	(124,500)
Dividends on common stock and preferred stock	(59,542)	(59,208)
Net Cash Used in Financing Activities	(99,264)	(145,455)
INVESTING ACTIVITIES
Capital expenditures (excluding AFUDC)	(232,697)	(180,195)
Net Cash Used In Investing Activities	(232,697)	(180,195)
INCREASE IN CASH AND CASH EQUIVALENTS	60,710	10,857
Cash and Cash Equivalents at Beginning of Year	1,060	—
Cash and Cash Equivalents at End of Period	$61,770	$10,857
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid — net	$3,711	$11,536
Interest paid	$20,583	$19,294
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Project debt financing activities—net	$(2,032)	$253
Capital expenditure accruals included in accounts payable and other accrued liabilities	$25,367	$13,865
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
Assets Held for Sale
At June 30, 2015, the Springfield Operations Center met the criteria to be reported as held for sale. Among other things, those criteria specify that (a) the asset must be available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets and (b) the sale of the asset must be probable, and its transfer expected to qualify for recognition as a completed sale, within one year, with certain exceptions. The assets and liabilities associated with the Springfield Operations Center were reported as "Assets held for sale" and "Liabilities held for sale" on WGL's and Washington Gas' balance sheets as of June 30, 2015. Washington Gas recorded approximately $0.5 million in transaction fees in "Operations and maintenance expense" in the accompanying statements of income related to selling the facility.
Storage Gas Valuations
For Washington Gas and WGL Energy Services, storage gas inventories are stated at the lower-of-cost or market as determined using the first-in, first-out method. For WGL Midstream, storage gas inventory is stated at the lower-of-cost or market using the weighted average cost method. Interim period inventory losses attributable to lower-of-cost or market adjustments may be reversed if the market value of the inventory is recovered by the end of the same fiscal year.
The following table shows the lower-of-cost or market (LCM) adjustments recorded to net income for the three and nine months ended June 30, 2015 and 2014.

Lower-of-Cost or Market Adjustments Pre-Tax Increase (Decrease) to Net Income
	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions)	2015	2014	2015	2014
WGL(a)
Operating revenues - non-utility	$0.9	$(0.8)	$(19.6)	$(0.8)
Washington Gas
Utility cost of gas	$—	$—	$(1.0)	$(0.4)
Total Consolidated	$0.9	$(0.8)	$(20.6)	$(1.2)

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

(a) WGL includes WGL Holdings and all subsidiaries other than Washington Gas.

ACCOUNTING STANDARDS ADOPTED IN FISCAL YEAR 2015
Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (Topic 740)
The standard requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar loss, or a tax credit carryforward.

October 1, 2014
As a result of the implementation of this standard, we reduced our deferred tax assets by a portion of our unrecognized tax benefits. The adoption of this standard did not have a material effect on our financial statements.

OTHER NEWLY ISSUED ACCOUNTING STANDARDS
Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost	The standard requires an entity to present debt issuance costs in the balance sheet as a direct deduction of the debt liability in a manner consistent with its accounting treatment of debt discounts.	October 1, 2016	We are in the process of evaluating the impact the adoption of this standard will have on our financial statements.
ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis
The standard changes the analysis to be performed in determining whether certain types of legal entities should be consolidated, specifically the analysis of limited partnerships and similar entities, fee arrangements and related party relationships.
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

		October 1, 2018	We are in the process of evaluating the impact the adoption of this standard will have on our financial statements.

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

WGL Holdings, Inc.
(In millions)	June 30, 2015	September 30, 2014
Accounts payable—trade	$234.6	$278.8
Employee benefits and payroll accruals	25.8	19.8
Other accrued liabilities	15.2	14.6
Total	$275.6	$313.2

Washington Gas Light Company
(In millions)	June 30, 2015	September 30, 2014
Accounts payable—trade	$96.4	$146.4
Employee benefits and payroll accruals	24.1	18.2
Other accrued liabilities	8.5	11.9
Total	$129.0	$176.5

NOTE 3. SHORT-TERM DEBT
WGL and Washington Gas satisfy their short-term financing requirements through the sale of commercial paper or through bank borrowings. Due to the seasonal nature of the regulated utility and retail energy-marketing segments, short-term financing requirements can vary significantly during the year. Revolving credit agreements are maintained to support outstanding commercial paper and to permit short-term borrowing flexibility. The policy of each WGL and Washington Gas is to maintain bank credit facilities in amounts equal to or greater than the expected maximum commercial paper position. The following is a summary of committed credit available at June 30, 2015 and September 30, 2014.

Committed Credit Available (In millions)
June 30, 2015	WGL(b)	Washington Gas	Total Consolidated
Committed credit agreements
Unsecured revolving credit facility, expires December 19, 2019(a)	$450.0	$350.0	$800.0
Less: Commercial Paper	(156.0)	—	(156.0)
Net committed credit available	$294.0	$350.0	$644.0
Weighted average interest rate	0.27%	—%	0.27%
September 30, 2014
Committed credit agreements
Unsecured revolving credit facility, expires April 3, 2017(a)	$450.0	$350.0	$800.0
Less: Commercial Paper	(364.5)	(89.0)	(453.5)
Net committed credit available	$85.5	$261.0	$346.5
Weighted average interest rate	0.20%	0.13%	0.19%

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
In December 2014, both WGL and Washington Gas entered into a first amendment to their respective credit agreements, each dated April 3, 2012. The amendments extend the maturity date of the credit facilities from April 3, 2017 to December 19,

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

2019, provided that the credit facilities will terminate on September 30, 2017. Under the credit agreements, as amended, WGL and Washington Gas each have the right to request two one-year-extensions, with the banks' approval. At June 30, 2015 and September 30, 2014, there were no outstanding bank loans from WGL’s or Washington Gas’ revolving credit facilities.

NOTE 4. LONG-TERM DEBT

UNSECURED NOTES
WGL and Washington Gas issue long-term notes with individual terms regarding interest rates, maturities and call or put options. These notes can have maturity dates of one or more years from the date of issuance.
At June 30, 2015 and September 30, 2014, WGL had the capacity under a shelf registration to issue an unspecified amount of long-term senior notes debt securities. At September 30, 2014 Washington Gas had the capacity to issue up to $275.0 million of additional long-term Medium-Term Notes (MTNs) under a shelf registration that expired on May 31, 2015. Washington Gas intends to file a shelf registration in the fourth quarter of fiscal year 2015 to issue additional MTNs.
The following tables show the outstanding notes as of June 30, 2015 and September 30, 2014.

Senior Notes, MTNs and Private Placement Notes Outstanding
($ In millions)	WGL(a)	Washington Gas	Total Consolidated
June 30, 2015
Long-term notes(b)	$250.0	$741.0	$991.0
Weighted average interest rate	3.66%	5.56%	5.08%
September 30, 2014
Long-term notes(b)	$—	$691.0	$691.0
Weighted average interest rate	n/a	5.65%	5.65%

(a)	WGL includes WGL Holdings and all subsidiaries other than Washington Gas.

(b)	Includes Senior Notes for WGL and both MTNs and private placement notes for Washington Gas. Represents face value including current maturities.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables show senior notes, MTN and private placement issuances and retirements for the nine months ended June 30, 2015 and 2014.

Senior Notes, MTNs and Private Placement Issuances and Retirements
($ In millions)	Principal(b)	Interest Rate	Effective Cost(c)	Nominal Maturity Date
Nine Months Ended June 30, 2015
WGL(a)
Issuances:
10/24/2014	$100.0	2.25%	2.42%	11/1/2019
10/24/2014	125.0	4.60%	5.11%	11/1/2044
12/16/2014	25.0	4.60%	5.53%	11/1/2044
Total	$250.0
Washington Gas
Issuances:
12/15/2014	$50.0	4.24%	4.41%	12/15/2044
Total	$50.0
Total consolidated issuances	$300.0
Nine Months Ended June 30, 2014
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
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 5. COMMON SHAREHOLDERS’ EQUITY
The tables below reflect the components of “Common shareholders’ equity” for WGL and “Common shareholder’s equity” for Washington Gas for the nine months ended June 30, 2015.

WGL Holdings, Inc. Components of Common Shareholders’ Equity
(In thousands)	Common Stock Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total
Balance at September 30, 2014	$525,932	$11,847	$716,758	$(7,961)	$1,246,576
Net income	—	—	130,643	—	130,643
Other comprehensive loss	—	—	—	(3,437)	(3,437)
Repurchase of common stock	(41,485)	—	—	—	(41,485)
Stock-based compensation	1,009	1,934	—	—	2,943
Dividends declared:
Common stock	—	—	(67,877)	—	(67,877)
Preferred stock	—	—	(990)	—	(990)
Balance at June 30, 2015	$485,456	$13,781	$778,534	$(11,398)	$1,266,373

Washington Gas Light Company Components of Common Shareholder’s Equity
(In thousands)	Common Stock Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total
Balance at September 30, 2014	$46,479	$480,620	$529,480	$(6,413)	$1,050,166
Net income	—	—	128,221	—	128,221
Other comprehensive income	—	—	—	598	598
Stock-based compensation	—	1,773	—	—	1,773
Dividends declared:
Common stock	—	—	(59,051)	—	(59,051)
Preferred stock	—	—	(990)	—	(990)
Balance at June 30, 2015	$46,479	$482,393	$597,660	$(5,815)	$1,120,717
WGL had 49,728,662 and 50,656,553 shares issued of common stock at June 30, 2015 and September 30, 2014, respectively. Washington Gas had 46,479,536 shares issued of common stock at both June 30, 2015 and September 30, 2014.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6. EARNINGS PER SHARE

Basic EPS of WGL is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS assumes the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period unless the effect of such issuance would be anti-dilutive. The following table reflects the computation of our basic and diluted EPS for the three and nine months ended June 30, 2015 and 2014.

Basic and Diluted EPS
(in thousands, except per share data)	Net Income (Loss) Applicable to Common Stock	Shares	Per Share Amount
Three Months Ended June 30, 2015
Basic EPS	$(15,690)	49,729	$(0.32)
Stock-based compensation plans	—	—
Diluted EPS	$(15,690)	49,729	$(0.32)
Three Months Ended June 30, 2014
Basic EPS	$(11,940)	51,921	$(0.23)
Stock-based compensation plans	—	—
Diluted EPS	$(11,940)	51,921	$(0.23)
Nine Months Ended June 30, 2015
Basic EPS	$129,653	49,814	$2.60
Stock-based compensation plans	—	242
Diluted EPS	$129,653	50,056	$2.59
Nine Months Ended June 30, 2014
Basic EPS	$67,902	51,871	$1.31
Stock-based compensation plans	—	14
Diluted EPS	$67,902	51,885	$1.31
We incurred a net loss for the three months ended June 30, 2015 and June 30, 2014; therefore, all common shares issuable pursuant to stock-based compensation plans, were not considered in the diluted loss per share calculations due to the anti-dilutive effect of such shares. These shares include performance shares of 317,000 shares for the three months ended June 30, 2015, and weighted average stock option and dividend reinvestment shares of 5,000 shares and 2,000 shares, respectively, for the three months ended June 30, 2014. There were no anti-dilutive shares for the nine months ended June 30, 2015 or 2014.

NOTE 7. INCOME TAXES
As of June 30, 2015 and September 30, 2014, our uncertain tax positions were approximately $31.1 million and $32.6 million, respectively, primarily due to the change in tax accounting for repairs. If the amounts of unrecognized tax benefits are eventually realized, it would not materially impact the effective tax rate. It is reasonably possible that the amount of the unrecognized tax benefit with respect to some of WGL’s and Washington Gas’ uncertain tax positions will significantly increase or decrease in the next 12 months. At this time, however, an estimate of the range of reasonably possible outcomes cannot be determined.
Under ASC Topic 740, Income Taxes, Washington Gas recognizes any accrued interest associated with uncertain tax positions in interest expense and recognizes any accrued penalties associated with uncertain tax positions in other expenses in the statements of income. At June 30, 2015, we did not have an accrual of interest expense related to uncertain tax positions. At September 30, 2014, we had a total accrual of $0.1 million of interest expense related to uncertain tax positions included in other deferred credits in the accompanying balance sheets.
WGL files a consolidated federal tax return and various other state returns. We are no longer subject to income tax examinations by the Internal Revenue Service for years ended prior to September 30, 2011. Substantially all state income tax years in major jurisdictions are closed for years ended prior to September 30, 2010.
Washington Gas charged the Maryland portion of the Medicare Part D (Med D) regulatory asset to tax expense during the fiscal year ended September 30, 2012 based on positions taken by the Maryland Public Service Commission (PSC of MD) in Washington Gas’ rate case during that fiscal year that did not permit recovery. Washington Gas received an order in the first

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

quarter of fiscal year ended September 30, 2014 from the PSC of MD that did allow recovery of the Med D regulatory asset over a five year amortization period beginning December 2013. Therefore, the reinstatement of the regulatory asset is reflected in the effective tax rate for the nine months ended June 30, 2014.

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
All physically and financially settled contracts under our asset optimization program are reported on a net basis in the statements of income in “Utility cost of gas.” Total net margins recorded to “Utility cost of gas” after sharing and management fees associated with all asset optimization transactions for the three months ended June 30, 2015 was a loss of $2.9 million including an unrealized loss of $10.4 million. During the three months ended June 30, 2014 we recorded a gain of $1.9 million including an unrealized loss of $1.2 million. Total net margins recorded for the nine months ended June 30, 2015 was a gain of $14.2 million including an unrealized loss of $13.3 million. During the nine months ended June 30, 2014, we recorded a loss of $78.3 million including an unrealized loss of $105.3 million.
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
Non-Utility Operations
Asset Optimization. WGL Midstream enters into derivative contracts for the purpose of optimizing its storage and transportation capacity as well as managing the transportation and storage assets on behalf of third parties. WGL Midstream does not designate these derivatives as hedges under ASC Topic 815; therefore, changes in the fair value of these derivative instruments are reflected in the earnings of our non-utility operations and may cause significant period-to-period volatility in

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

earnings. The storage and transportation capacities utilized by WGL Midstream are not considered to be derivative instruments, and thus they are not recorded at fair value on our consolidated balance sheets.
Managing Price Risk. WGL Energy Services enters into certain derivative contracts as part of managing the price risk associated with the sale and purchase of natural gas and electricity. WGL Energy Services designates a portion of these physical contracts related to the purchase of natural gas and electricity to serve our customers as "normal purchases and normal sales" and therefore, they are not subject to the fair value accounting requirements of ASC Topic 815. Derivative instruments not designated as "normal purchases and normal sales" are recorded at fair value on our consolidated balance sheets, and changes in the fair value of these derivative instruments are reflected in the earnings of our non-utility operations, which may cause significant period-to-period volatility in earnings. WGL Energy Services does not designate derivatives as hedges under ASC Topic 815.
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

At June 30, 2015 and September 30, 2014, respectively, the absolute notional amounts of our derivatives were as follows:

Absolute Notional Amounts of Open Positions on Derivative Instruments
Derivative transactions	WGL Holdings, Inc.	Washington Gas
June 30, 2015	Notional Amounts
Natural Gas (In millions of therms)
Asset Optimization	21,296.2	13,722.3
Retail sales	0.8	—
Other risk-management activities	1,786.9	1,377.4
Electricity (In millions of kWhs)
Retail sales	4,474.0	—
Other risk-management activities	20,683.5	—
September 30, 2014
Natural Gas (In millions of therms)
Asset Optimization	20,593.3	13,740.9
Retail sales	44.7	—
Other risk-management activities	1,641.3	1,398.2
Electricity (In millions of kWhs)
Retail sales	3,831.4	—
Other risk-management activities	16,734.1	—
Warrants (In millions of shares)	4.6	—
Interest Rate Swaps (In millions of dollars)	150.0	—

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the balance sheet classification for all derivative instruments as of June 30, 2015 and September 30, 2014.

WGL Holdings, Inc. Balance Sheet Classification of Derivative Instruments
(In millions)	Derivative Instruments Not Designated as Hedging Instruments		Derivative Instruments Designated as Hedging Instruments
As of June 30, 2015	Gross Derivative Assets	Gross Derivative Liabilities	Gross Derivative Assets	Gross Derivative Liabilities	Netting of Collateral	Total(a)
Current Assets—Derivatives	$14.5	$(0.1)	$—	$—	$1.3	$15.7
Deferred Charges and Other Assets—Derivatives	28.5	(0.2)	—	—	—	28.3
Current Liabilities—Derivatives	23.9	(86.2)	—	—	3.5	(58.8)
Deferred Credits—Derivatives	2.0	(362.0)	—	—	5.7	(354.3)
Total	$68.9	$(448.5)	$—	$—	$10.5	$(369.1)
As of September 30, 2014
Current Assets—Derivatives	$20.8	$(2.5)	$—	$—	$—	$18.3
Deferred Charges and Other Assets—Derivatives	18.7	—	—	—	—	18.7
Current Liabilities—Derivatives	15.4	(70.3)	—	(1.7)	8.0	(48.6)
Deferred Credits—Derivatives	17.7	(316.4)	—	—	4.0	(294.7)
Total	$72.6	$(389.2)	$—	$(1.7)	$12.0	$(306.3)

Washington Gas Light Company Balance Sheet Classification of Derivative Instruments(b)
(In millions)
As of June 30, 2015	Gross Derivative Assets	Gross Derivative Liabilities	Netting of Collateral	Total(a)
Current Assets—Derivatives	$5.9	$—	$1.3	$7.2
Deferred Charges and Other Assets—Derivatives	12.4	(0.1)	—	12.3
Current Liabilities—Derivatives	7.8	(44.8)	—	(37.0)
Deferred Credits—Derivatives	0.6	(293.5)	—	(292.9)
Total	$26.7	$(338.4)	$1.3	$(310.4)
As of September 30, 2014
Current Assets—Derivatives	$3.9	$—	$—	$3.9
Deferred Charges and Other Assets—Derivatives	9.5	—	—	9.5
Current Liabilities—Derivatives	8.6	(43.2)	0.7	(33.9)
Deferred Credits—Derivatives	4.2	(265.2)	0.2	(260.8)
Total	$26.2	$(308.4)	$0.9	$(281.3)
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
(b) Washington Gas did not have any derivative instruments outstanding that were designated as hedging instruments at June 30, 2015 or September 30, 2014.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents all gains and losses associated with derivative instruments for the three and nine months ended June 30, 2015 and 2014.

Gains and Losses on Derivative Instruments
(In millions)	WGL Holdings, Inc.		Washington Gas
Three Months Ended June 30,	2015	2014	2015	2014
Recorded to income
Operating revenues—non-utility	$(28.3)	$(21.3)	$—	$—
Utility cost of gas	(10.4)	(2.0)	(10.4)	(2.0)
Non-utility cost of energy-related sales	3.2	2.8	—	—
Other income-net	—	(0.6)	—	—
Recorded to regulatory assets
Gas costs	(12.1)	(12.5)	(12.1)	(12.5)
Total	$(47.6)	$(33.6)	$(22.5)	$(14.5)
Nine Months Ended June 30,	2015	2014	2015	2014
Recorded to income
Operating revenues—non-utility	$46.0	$(105.6)	$—	$—
Utility cost of gas	(20.4)	(125.7)	(20.4)	(125.7)
Non-utility cost of energy-related sales	(35.9)	46.7	—	—
Other income-net	—	(0.5)	—	—
Interest expense(a)	(0.5)	—	—	—
Recorded to regulatory assets
Gas costs	(36.0)	(224.5)	(36.0)	(224.5)
Other	—	1.2	—	1.2
Recorded to other comprehensive income(b)	(8.0)	—	—	—
Total	$(54.8)	$(408.4)	$(56.4)	$(349.0)
(a) Represents $(0.4) million of ineffectiveness for our cash flow hedge and $(0.1) million of amortization of amounts previously recorded to Accumulated Other Comprehensive Income.
(b) Represents the effective portion of our cash flow hedge of $(8.1) million less $(0.1) million of amortization that was reclassified to interest expense.

Collateral
WGL utilizes standardized master netting agreements, which facilitate the netting of cash flows into a single net exposure for a given counterparty. As part of these master netting agreements, cash, letters of credit and parental guarantees may be required to be posted or obtained from counterparties in order to mitigate credit risk related to both derivatives and non-derivative positions. Under WGL’s offsetting policy, collateral balances are offset against the related counterparties’ derivative positions to the extent the application would not result in the over-collateralization of those derivative positions on the balance sheet. At June 30, 2015, Washington Gas, WGL Energy Services and WGL Midstream posted $6.5 million, $8.9 million and $9.9 million, respectively, of collateral deposits with counterparties that were not offset against open and settled derivative contracts. At September 30, 2014, Washington Gas, WGL Energy Services and WGL Midstream posted $8.2 million, $5.7 million and $11.4 million, respectively, of collateral deposits with counterparties that were not offset against open and settled derivative contracts. At June 30, 2015, Washington Gas, WGL Energy Services and WGL Midstream held $4.1 million, $0.1 million and $0.1 million, respectively of cash collateral representing an obligation to counterparties that was not offset against open and settled derivative contracts. At September 30, 2014, Washington Gas held $2.5 million of cash collateral representing an obligation to counterparties that was not offset against open and settled derivative contracts. Any collateral posted that is not offset against open and settled derivative contracts is included in “Other prepayments” in the accompanying balance sheet. Collateral received and not offset against open and settled derivative contracts is included in “Customer deposits and advance payments” in the accompanying balance sheet.
Certain derivative instruments of Washington Gas, WGL Energy Services and WGL Midstream contain contract provisions that require collateral to be posted if the credit rating of Washington Gas or WGL falls below certain levels or if counterparty exposure to WGL Energy Services or WGL Midstream exceeds a certain level. Due to counterparty exposure levels, at June 30, 2015, WGL Energy Services posted $5.7 million of collateral related to its derivative liabilities that contained credit-related

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

contingent features. At September 30, 2014, WGL Energy Services posted $5.3 million of collateral related to such derivative liabilities. Washington Gas and WGL Midstream were not required to post any collateral related to their respective derivative liabilities that contained credit-related contingent features at June 30, 2015 or September 30, 2014. The following table shows the aggregate fair value of all derivative instruments with credit-related contingent features that are in a liability position, as well as the maximum amount of collateral that would be required if the most intrusive credit-risk-related contingent features underlying these agreements were triggered on June 30, 2015 and September 30, 2014, respectively.

Potential Collateral Requirements for Derivative Liabilities with Credit-Risk-Contingent Features
(In millions)	WGL Holdings, Inc.	Washington Gas
June 30, 2015
Derivative liabilities with credit-risk-contingent features	$54.4	$20.1
Maximum potential collateral requirements	46.6	20.0
September 30, 2014
Derivative liabilities with credit-risk-contingent features	$28.8	$20.6
Maximum potential collateral requirements	16.5	16.1
Washington Gas, WGL Energy Services and WGL Midstream do not enter into derivative contracts for speculative purposes.
Concentration of Credit Risk
We are exposed to credit risk from derivative instruments with wholesale counterparties, which is represented by the fair value of these instruments at the reporting date. We actively monitor and work to minimize counterparty concentration risk through various practices. At June 30, 2015, two counterparties represented over 10% of Washington Gas’ credit exposure to wholesale derivative counterparties for a total credit risk of $23.4 million; two counterparties represented over 10% of WGL Energy Services’ credit exposure to wholesale counterparties for a total credit risk of $0.2 million; and two counterparties represented over 10% of WGL Midstream’s credit exposure to wholesale counterparties for a total credit risk of $15.0 million.
WEATHER-RELATED INSTRUMENTS
Washington Gas did not use any weather-related instruments during the three and nine months ended June 30, 2015 and 2014.
WGL Energy Services utilizes weather-related instruments for managing the financial effects of weather risks. These instruments cover a portion of WGL Energy Services’ estimated revenue or energy-related cost exposure to variations in heating or cooling degree days. These contracts provide for payment to WGL Energy Services of a fixed-dollar amount for every degree day over or under specific levels during the calculation period depending upon the type of contract executed. For the three months ended June 30, 2015 and 2014, WGL Energy Services recorded pre-tax losses of $0.5 million and $0.9 million, respectively, related to these contracts. For the nine months ended June 30, 2015 and 2014, WGL Energy Services recorded pre-tax gains of $2.7 million and $4.5 million, respectively, related to these contracts.

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
Level 1.Level 1 of the fair value hierarchy consists of assets or liabilities that are valued using observable inputs based upon unadjusted quoted prices in active markets for identical assets or liabilities at the reporting date. Level 1 assets and liabilities primarily include exchange traded derivatives and securities. WGL did not have any Level 1 derivatives at June 30, 2015 or September 30, 2014.
Level 2.Level 2 of the fair value hierarchy consists of assets or liabilities that are valued using directly or indirectly observable inputs either corroborated with market data or based on exchange traded market data. Level 2 includes fair values based on industry-standard valuation techniques that consider various assumptions: (i) quoted forward prices, including the use of mid-market pricing within a bid/ask spread; (ii) discount rates; (iii) implied volatility and (iv) other economic factors. Substantially all of these assumptions are observable throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the relevant market. At June 30, 2015 and September 30, 2014, Level 2 financial assets and liabilities included energy-related derivatives such as financial contracts, options and physical forward contracts for deliveries at active market locations.
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
Our Risk Analysis and Mitigation (RA&M) Group determines the valuation policies and procedures. The RA&M Group reports to WGL’s Chief Financial Officer. In accordance with WGL’s valuation policy, we may utilize a variety of valuation methodologies to determine the fair value of Level 3 derivative contracts, including internally developed valuation inputs and pricing models. The prices used in our valuations are corroborated using multiple pricing sources, and we periodically conduct assessments to determine whether each valuation model is appropriate for its intended purpose. The RA&M Group also evaluates changes in fair value measurements on a daily basis.
At June 30, 2015 and September 30, 2014, Level 3 derivative assets and liabilities included: (i) physical contracts valued at illiquid market locations with no observable market data; (ii) long-dated positions where observable pricing is not available over the life of the contract; (iii) contracts valued using historical spot price volatility assumptions and (iv) valuations using indicative broker quotes for inactive market locations.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables set forth financial instruments recorded at fair value as of June 30, 2015 and September 30, 2014, respectively. A financial instrument’s classification within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy.

WGL Holdings, Inc. Fair Value Measurements Under the Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Total
At June 30, 2015
Assets
Natural gas related derivatives	$—	$22.4	$22.4	$44.8
Electricity related derivatives	—	2.1	22.0	24.1
Total Assets	$—	$24.5	$44.4	$68.9
Liabilities
Natural gas related derivatives	$—	$(41.0)	$(373.4)	$(414.4)
Electricity related derivatives	—	(3.3)	(30.8)	(34.1)
Total Liabilities	$—	$(44.3)	$(404.2)	$(448.5)
At September 30, 2014
Assets
Natural gas related derivatives	$—	$22.7	$33.7	$56.4
Electricity related derivatives	—	0.3	15.9	16.2
Total Assets	$—	$23.0	$49.6	$72.6
Liabilities
Natural gas related derivatives	$—	$(39.8)	$(328.4)	$(368.2)
Electricity related derivatives	—	(0.1)	(20.9)	(21.0)
Interest rate derivatives	—	(1.7)	—	(1.7)
Total Liabilities	$—	$(41.6)	$(349.3)	$(390.9)

Washington Gas Light Company Fair Value Measurements Under the Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Total
At June 30, 2015
Assets
Natural gas related derivatives	$—	$14.8	$11.9	$26.7
Total Assets	$—	$14.8	$11.9	$26.7
Liabilities
Natural gas related derivatives	$—	$(19.3)	$(319.1)	$(338.4)
Total Liabilities	$—	$(19.3)	$(319.1)	$(338.4)
At September 30, 2014
Assets
Natural gas related derivatives	$—	$13.5	$12.7	$26.2
Total Assets	$—	$13.5	$12.7	$26.2
Liabilities
Natural gas related derivatives	$—	$(25.1)	$(283.3)	$(308.4)
Total Liabilities	$—	$(25.1)	$(283.3)	$(308.4)

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table includes quantitative information about the significant unobservable inputs used in the fair value measurement of our Level 3 financial instruments and the respective fair values of the net derivative asset and liability positions, by contract type, as of June 30, 2015 and September 30, 2014.

Quantitative Information about Level 3 Fair Value Measurements
(In millions)	Net Fair Value June 30, 2015	Valuation Techniques	Unobservable Inputs	Range

WGL Holdings, Inc.
Natural gas related derivatives	$(351.0)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($1.629) - $4.920
		Option Model	Natural Gas Basis Price (per dekatherm)	($0.153) - ($0.090)
			Annualized Volatility of Spot Market Natural Gas	30.5% to 40.2%
Electricity related derivatives	$(8.8)	Discounted Cash Flow	Electricity Congestion Price (per megawatt hour)	($3.965) - $83.900

Washington Gas Light Company
Natural gas related derivatives	$(307.2)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($1.629) - $4.920

	Net Fair Value September 30, 2014

WGL Holdings, Inc.
Natural gas related derivatives	$(294.7)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($2.101) - $6.154
		Option Model	Natural Gas Basis Price (per dekatherm)	($1.675) - $6.154
			Annualized Volatility of Spot Market Natural Gas	30.9% - 589.6%
Electricity related derivatives	$(5.0)	Discounted Cash Flow	Electricity Congestion Price (per megawatt hour)	($2.85) - $90.95

Washington Gas Light Company
Natural gas related derivatives	$(270.6)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($2.101) - $6.154

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables are a summary of the changes in the fair value of our derivative instruments that are measured at net fair value on a recurring basis in accordance with ASC Topic 820 using significant Level 3 inputs during the three and nine months ended June 30, 2015 and 2014, respectively.

WGL Holdings, Inc. Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Warrants	Total
Three Months Ended June 30, 2015
Balance at April 1, 2015	$(319.6)	$(10.5)	$—	$(330.1)
Realized and unrealized gains (losses)
Recorded to income	(33.6)	(4.8)	—	(38.4)
Recorded to regulatory assets—gas costs	(7.7)	—	—	(7.7)
Transfers out of Level 3	3.9	—	—	3.9
Purchases	—	3.9	—	3.9
Settlements	6.0	2.6	—	8.6
Balance at June 30, 2015	$(351.0)	$(8.8)	$—	$(359.8)
Three Months Ended June 30, 2014
Balance at April 1, 2014	$(432.3)	$(2.2)	$1.2	$(433.3)
Realized and unrealized gains (losses)
Recorded to income	(19.0)	(2.3)	(0.6)	(21.9)
Recorded to regulatory assets—gas costs	(15.9)	—	—	(15.9)
Transfers out of Level 3	1.7	—	—	1.7
Purchases	—	2.3	—	2.3
Settlements	4.9	0.5	—	5.4
Balance at June 30, 2014	$(460.6)	$(1.7)	$0.6	$(461.7)
Nine Months Ended June 30, 2015
Balance at October 1, 2014	$(294.7)	$(5.0)	$—	$(299.7)
Realized and unrealized gains (losses)
Recorded to income	(51.0)	(15.3)	—	(66.3)
Recorded to regulatory assets—gas costs	(48.0)	—	—	(48.0)
Transfers into Level 3	5.4	—	—	5.4
Transfers out of Level 3	3.6	—	—	3.6
Purchases	—	7.3	—	7.3
Settlements	33.7	4.2	—	37.9
Balance at June 30, 2015	$(351.0)	$(8.8)	$—	$(359.8)
Nine Months Ended June 30, 2014
Balance at October 1, 2013	$(155.2)	$2.4	$1.1	$(151.7)
Realized and unrealized gains (losses)
Recorded to income	(151.6)	1.0	(0.5)	(151.1)
Recorded to regulatory assets—gas costs	(198.7)	—	—	(198.7)
Transfers out of Level 3	1.7	—	—	1.7
Purchases	—	3.7	—	3.7
Settlements	43.2	(8.8)	—	34.4
Balance at June 30, 2014	$(460.6)	$(1.7)	$0.6	$(461.7)

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Washington Gas Light Company Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
(In millions)	Natural Gas Related Derivatives
Three Months Ended June 30, 2015
Balance at April 1, 2015	$(299.8)
Realized and unrealized gains (losses)
Recorded to income	(7.6)
Recorded to regulatory assets—gas costs	(7.7)
Transfers out of Level 3	2.8
Settlements	5.1
Balance at June 30, 2015	$(307.2)
Three Months Ended June 30, 2014
Balance at April 1, 2014	$(382.6)
Realized and unrealized gains (losses)
Recorded to income	(4.5)
Recorded to regulatory assets—gas costs	(15.9)
Transfers out of Level 3	1.7
Settlements	4.4
Balance at June 30, 2014	$(396.9)
Nine Months Ended June 30, 2015
Balance at October 1, 2014	$(270.6)
Realized and unrealized gains (losses)
Recorded to income	(30.3)
Recorded to regulatory assets—gas costs	(48.0)
Transfers into Level 3	5.4
Transfers out of Level 3	2.5
Settlements	33.8
Balance at June 30, 2015	$(307.2)
Nine Months Ended June 30, 2014
Balance at October 1, 2013	$(133.6)
Realized and unrealized gains (losses)
Recorded to income	(109.7)
Recorded to regulatory assets—gas costs	(198.7)
Transfers out of Level 3	1.7
Settlements	43.4
Balance at June 30, 2014	$(396.9)
Transfers between different levels of the fair value hierarchy may occur based on the level of observable inputs used to value the instruments from period to period. It is our policy to show both transfers into and out of the different levels of the fair value hierarchy at the fair value as of the beginning of the period. Transfers out of Level 3 during the three and nine months ended June 30, 2015 and 2014 were due to an increase in valuations using observable market inputs. Transfers into Level 3 during the nine months ended June 30, 2015 were due to an increase in unobservable market inputs used in valuations.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

The table below sets forth the line items on the statements of income to which amounts are recorded for the three and nine months ended June 30, 2015 and 2014, respectively, related to fair value measurements using significant Level 3 inputs.

WGL Holdings, Inc. Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Warrants	Total
Three Months Ended June 30, 2015
Operating revenues—non-utility	$(22.3)	$(3.0)	$—	$(25.3)
Utility cost of gas	(7.6)	—	—	(7.6)
Non-utility cost of energy-related sales	(3.7)	(1.8)	—	(5.5)
Total	$(33.6)	$(4.8)	$—	$(38.4)
Three Months Ended June 30, 2014
Operating revenues—non-utility	$(14.3)	$(5.6)	$—	$(19.9)
Utility cost of gas	(4.5)	—	—	(4.5)
Other income-net	—	—	(0.6)	(0.6)
Non-utility cost of energy-related sales	(0.2)	3.3	—	3.1
Total	$(19.0)	$(2.3)	$(0.6)	$(21.9)
Nine Months Ended June 30, 2015
Operating revenues—non-utility	$(20.7)	$21.0	$—	$0.3
Utility cost of gas	(30.3)	—	—	(30.3)
Non-utility cost of energy-related sales	—	(36.3)	—	(36.3)
Total	$(51.0)	$(15.3)	$—	$(66.3)
Nine Months Ended June 30, 2014
Operating revenues—non-utility	$(40.6)	$(30.1)	$—	$(70.7)
Utility cost of gas	(109.7)	—	—	(109.7)
Other income-net	—	—	(0.5)	(0.5)
Non-utility cost of energy-related sales	(1.3)	31.1	—	29.8
Total	$(151.6)	$1.0	$(0.5)	$(151.1)

Washington Gas Light Company Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
(In millions)	Natural Gas Related Derivatives
Three Months Ended June 30, 2015
Utility cost of gas	$(7.6)
Total	$(7.6)
Three Months Ended June 30, 2014
Utility cost of gas	$(4.5)
Total	$(4.5)
Nine Months Ended June 30, 2015
Utility cost of gas	$(30.3)
Total	$(30.3)
Nine Months Ended June 30, 2014
Utility cost of gas	$(109.7)
Total	$(109.7)

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Unrealized gains (losses) attributable to derivative assets and liabilities measured using significant Level 3 inputs were recorded as follows, for the three and nine months ended June 30, 2015 and 2014, respectively.

WGL Holdings, Inc. Unrealized Gains (Losses) Recorded for Level 3 Measurements
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Warrants	Total
Three Months Ended June 30, 2015
Recorded to income
Operating revenues—non-utility	$(21.3)	$0.8	$—	$(20.5)
Utility cost of gas	(1.8)	—	—	(1.8)
Non-utility cost of energy-related sales	(5.6)	2.5	—	(3.1)
Recorded to regulatory assets—gas costs	(9.2)	—	—	(9.2)
Total	$(37.9)	$3.3	$—	$(34.6)
Three Months Ended June 30, 2014
Recorded to income
Operating revenues—non-utility	$(13.9)	$(5.8)	$—	$(19.7)
Utility cost of gas	(6.0)	—	—	(6.0)
Non-utility cost of energy-related sales	(0.1)	5.3	—	5.2
Other income-net	—	—	(0.6)	(0.6)
Recorded to regulatory assets—gas costs	(17.6)	—	—	(17.6)
Total	$(37.6)	$(0.5)	$(0.6)	$(38.7)
Nine Months Ended June 30, 2015
Recorded to income
Operating revenues—non-utility	$(17.6)	$21.7	$—	$4.1
Utility cost of gas	(23.1)	—	—	(23.1)
Non-utility cost of energy-related sales	(1.7)	(31.5)	—	(33.2)
Recorded to regulatory assets—gas costs	(38.1)	—	—	(38.1)
Total	$(80.5)	$(9.8)	$—	$(90.3)
Nine Months Ended June 30, 2014
Recorded to income
Operating revenues—non-utility	$(44.6)	$(39.3)	$—	$(83.9)
Utility cost of gas	(100.4)	—	—	(100.4)
Non-utility cost of energy-related sales	3.3	35.8	—	39.1
Other income-net	—	—	(0.5)	(0.5)
Recorded to regulatory assets—gas costs	(190.7)	—	—	(190.7)
Total	$(332.4)	$(3.5)	$(0.5)	$(336.4)

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Washington Gas Light Company Unrealized Gains (Losses) Recorded for Level 3 Measurements
(In millions)	Natural Gas Related Derivatives
Three Months Ended June 30, 2015
Recorded to income - utility cost of gas	$(1.8)
Recorded to regulatory assets—gas costs	(9.2)
Total	$(11.0)
Three Months Ended June 30, 2014
Recorded to income - utility cost of gas	$(6.0)
Recorded to regulatory assets—gas costs	(17.6)
Total	$(23.6)
Nine Months Ended June 30, 2015
Recorded to income - utility cost of gas	$(23.1)
Recorded to regulatory assets—gas costs	(38.1)
Total	$(61.2)
Nine Months Ended June 30, 2014
Recorded to income - utility cost of gas	$(100.4)
Recorded to regulatory assets—gas costs	(190.7)
Total	$(291.1)

The following table presents the carrying amounts and estimated fair values of our financial instruments at June 30, 2015 and September 30, 2014.

WGL Holdings, Inc. Fair Value of Financial Instruments
	June 30, 2015		September 30, 2014
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Money market funds(a)	$74.6	$74.6	$9.7	$9.7
Other short-term investments(a)	$1.0	$1.0	$—	$—
Commercial paper (b)	$156.0	$156.0	$453.5	$453.5
Long-term debt(c)	$950.5	$1,033.5	$679.2	$809.3

Washington Gas Light Company Fair Value of Financial Instruments
	June 30, 2015		September 30, 2014
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Money market funds(a)	$70.4	$70.4	$4.3	$4.3
Other short-term investments(a)	$1.0	$1.0	$—	$—
Commercial paper (b)	$—	$—	$89.0	$89.0
Long-term debt(c)	$702.2	$795.9	$679.2	$809.3

(a)	Balance is located in cash and cash equivalents in the accompanying balance sheets. These amounts may be offset by outstanding checks.

(b)	Balance is located in notes payable in the accompanying balance sheets.

(c)	Less current maturities and unamortized discounts.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Our money market funds are Level 1 valuations and their carrying amount approximates fair value. Other short-term investments are primarily overnight investment accounts; therefore, their carrying amount approximates fair value based on Level 2 inputs. The maturity of our commercial paper outstanding at both June 30, 2015 and September 30, 2014 is under 30 days. Due to the short term nature of these notes, the carrying cost of our commercial paper approximates fair value using Level 2 inputs. Neither WGL’s nor Washington Gas’ long-term debt is actively traded. The fair value of long-term debt was estimated based on the quoted market prices of the U.S. Treasury issues having a similar term to maturity, adjusted for the credit quality of the debt issuer, WGL or Washington Gas. Our long-term debt fair value measurement is classified as Level 3.
Non Recurring Basis
During the nine months ended June 30, 2015, Washington Gas Resources recorded an impairment charge of its investment in ASDHI to its fair value using the income approach. The amount of the impairment was equivalent to the amount of the carrying value of $5.6 million and was due to management’s assumption of the current valuation and expected return from the investment. The fair value of this investment was a Level 3 measurement.

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
Our four segments are summarized below.

•
Regulated Utility – The regulated utility segment is our core business. It consists of Washington Gas and Hampshire. Washington Gas provides regulated gas distribution services (including the sale and delivery of natural gas) to end use customers and natural gas transportation services to an unaffiliated natural gas distribution company in West Virginia under a Federal Energy Regulatory Commission (FERC) approved interstate transportation service operating agreement. Hampshire provides regulated interstate natural gas storage services to Washington Gas under a FERC approved interstate storage service tariff.

•
Retail Energy-Marketing – The retail energy-marketing segment consists of WGL Energy Services, which sells natural gas and electricity directly to retail customers in competition with regulated utilities and unregulated gas and electricity marketers.

•
Commercial Energy Systems – The commercial energy systems segment consists of WGL Energy Systems which provides clean and energy efficient solutions including commercial solar, energy efficiency and combined heat and power projects and other distributed generation solutions to government and commercial clients. In addition, this segment comprises the operations of WGSW, a holding company formed to invest in alternative energy assets.

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

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present operating segment information for the three and nine months ended June 30, 2015 and 2014.

Operating Segment Financial Information
(In thousands)	Operating Revenues(a)	Depreciation and Amortization	Equity in Earnings of Unconsolidated Affiliates	EBIT	Total Assets	Capital Expenditures	Equity Method Investments
Three Months Ended June 30, 2015
Regulated utility	$190,345	$27,740	$—	$(6,262)	$4,113,166	$75,413	$—
Retail energy-marketing	268,249	151	—	16,654	464,086	—	—
Commercial energy systems	14,674	2,787	544	3,750	613,124	27,271	64,323
Midstream energy services	(25,801)	31	718	(26,607)	203,591	85	56,967
Other activities	—	—	—	(970)	106,861	—	—
Eliminations(b)	(6,294)	(13)	—	(541)	(492,363)	—	—
Total consolidated	$441,173	$30,696	$1,262	$(13,976)	$5,008,465	$102,769	$121,290
Three Months Ended June 30, 2014
Regulated utility	$197,752	$25,840	$—	$4,456	$3,809,747	$76,073	$—
Retail energy-marketing	275,339	204	—	1,286	387,990	5	—
Commercial energy systems	14,260	1,611	733	5,012	459,509	18,171	68,309
Midstream energy services	(15,869)	31	85	(16,806)	181,880	—	22,426
Other activities	—	—	—	(2,391)	224,220	—	413
Eliminations(b)	(3,982)	(64)	—	(532)	(502,662)	—	—
Total consolidated	$467,500	$27,622	$818	$(8,975)	$4,560,684	$94,249	$91,148
Nine Months Ended June 30, 2015
Regulated utility	$1,193,232	$81,958	$—	$238,645	$4,113,166	$235,707	$—
Retail energy-marketing	1,003,339	470	—	39,185	464,086	5	—
Commercial energy systems	35,745	7,693	1,623	4,731	613,124	81,246	64,323
Midstream energy services	(17,997)	93	1,865	(23,343)	203,591	85	56,967
Other activities	—	—	750	(8,915)	106,861	—	—
Eliminations(b)	(22,176)	(55)	—	(592)	(492,363)	—	—
Total consolidated	$2,192,143	$90,159	$4,238	$249,711	$5,008,465	$317,043	$121,290
Nine Months Ended June 30, 2014
Regulated utility	$1,304,975	$76,945	$—	$158,444	$3,809,747	$181,821	$—
Retail energy-marketing	1,035,711	558	—	5,186	387,990	93	—
Commercial energy systems	27,013	4,255	1,496	5,961	459,509	59,536	68,309
Midstream energy services	(21,938)	93	355	(29,410)	181,880	—	22,426
Other activities	—	—	—	(10,227)	224,220	—	413
Eliminations(b)	(23,714)	(335)	—	110	(502,662)	—	—
Total consolidated	$2,322,047	$81,516	$1,851	$130,064	$4,560,684	$241,450	$91,148
(a) Operating revenues are reported gross of revenue taxes. Revenue taxes of both the regulated utility and the retail energy-marketing segments include gross receipt taxes. Revenue taxes of the regulated utility segment also include public service commission fees, franchise fees and energy taxes. Operating revenue amounts in the “Eliminations” row represent total intersegment revenues associated with sales from the regulated utility segment to the retail energy-marketing segment. Midstream Energy Services’ cost of energy related sales is netted with its gross revenues.

(b) Intersegment eliminations include any mark-to market valuations associated with trading activities between WGL Midstream and WGL Energy Services, intercompany loans and a timing difference between Commercial Energy Systems’ recognition of revenue for the sale of Renewable Energy Credits (RECs) to Retail Energy-Marketing and Retail Energy-Marketing’s recognition of the associated expense. Retail Energy-Marketing has recorded a portion of the REC’s purchased as inventory to be used in future periods at which time they will be expensed.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table provides a reconciliation from EBIT to net income applicable to common stock.

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Total consolidated EBIT	$(13,976)	$(8,975)	$249,711	$130,064
Interest expense	13,140	9,503	38,704	28,020
Income (loss) before income taxes	(27,116)	(18,478)	211,007	102,044
Income tax expense (benefit)	(11,756)	(6,868)	80,364	33,152
Net income (loss)	(15,360)	(11,610)	130,643	68,892
Dividends on Washington Gas Light Company preferred stock	330	330	990	990
Net income (loss) applicable to common stock	$(15,690)	$(11,940)	$129,653	$67,902

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
Variable Interest Entities
WGL has a variable interest in four investments that qualify as VIEs:

•	Meade,

•	SunEdison,

•	Nextility and

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

•	ASD.
WGL previously had a variable interest in Crab Run; however, this investment was sold during the nine months ended June 30, 2015. Accordingly, during the nine months ended June 30, 2015, the carrying amount of the investment was removed and WGL recognized a gain of $0.7 million, which was recorded in "Equity in earnings of unconsolidated affiliates" on WGL's statements of income.
WGL and its subsidiaries are not the primary beneficiary for any of the above VIEs, therefore we have not consolidated any of the VIE entities. At June 30, 2015, the nature of WGL’s involvement with these investments lacks the characteristics of a controlling financial interest. WGL does not have control over any of the VIEs’ activities that are economically significant to the VIEs. In addition, WGL does not have the obligation to absorb expected losses or the right to receive expected gains that could be significant to the VIE.
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
WGL Midstream plans to invest an estimated $412.0 million for a 55% interest in Meade. WGL Midstream joins COG Holdings LLC (20% share), Vega Midstream MPC LLC (15% share) and River Road Interests LLC (10% share) in Meade. Meade is accounted for under the HLBV equity method of accounting, and any profits and losses are included in “Equity in earnings of unconsolidated affiliates” in the accompanying Consolidated Statement of Income and are added to or subtracted from the carrying amount of WGL’s investment balance. At June 30, 2015 and September 30, 2014, WGL Midstream held a $21.7 million and $5.8 million, respectively, equity method investment in Meade.
Our maximum financial exposure includes contributions and guarantees on behalf of WGL Midstream. Our maximum exposure to loss at June 30, 2015 was $59.4 million, which represents the minimum funding requirements owed to Williams under the Construction and Ownership Agreement should Meade terminate its agreement with Williams early.
SunEdison/Nextility
WGSW is party to two agreements to fund residential and commercial retail solar energy installations with two separate, privately held companies. WGSW has a master purchase agreement and master lease agreement with SunEdison, Inc. (SunEdison), and Nextility, Inc. (Nextility) for sale/leaseback arrangements for residential and commercial solar systems.
Our agreements with SunEdison and Nextility are accounted for as direct financing leases. WGSW records associated interest in the financing leases in “Other income (expenses)-net” line in the accompanying Consolidated Statement of Income. WGSW held a $29.1 million and $19.9 million combined investment in direct financing leases at June 30, 2015 and September 30, 2014, respectively, of which $3.3 million and $1.7 million are current receivables recorded in “Accounts Receivable” in the accompanying Consolidated Balance Sheets at June 30, 2015 and September 30, 2014, respectively.
Minimum future lease payments receivable under direct financing leases over the next five fiscal years and thereafter are as follows:

Minimum Payments Receivable for Direct Financing Leases
(In millions)
Remainder of 2015	$2.4
2016	2.5
2017	2.4
2018	2.3
2019	2.2
Thereafter	22.6
Total	$34.4
Minimum payments receivable exclude $7.7 million of residual values and $2.6 million in tax credits. Associated with these investments, WGSW holds $15.6 million of unearned income on its balance sheet. The initial direct costs (incurred in FY 2012) associated with these investments was $0.7 million.

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
ASD
In addition to SunEdison and Nextility, WGSW is also a limited partner in ASD, a limited partnership formed to own and operate a portfolio of residential solar projects, primarily rooftop photovoltaic power generation systems. As a limited partner, WGSW provided funding to the partnership but does not have power to direct the activities that most significantly affect the operations and economic performance of the entity. In January 2014, the funding commitment period expired for the partnership. WGSW’s maximum financial exposure is limited to its contributions made to the partnership.
Our investment in ASD is accounted for under the HLBV equity method of accounting; any profits and losses are included in “Equity in earnings of unconsolidated affiliates” in the accompanying Consolidated Statement of Income and are added to or subtracted from the carrying amount of WGSW’s investment balance. At June 30, 2015 and September 30, 2014, WGSW held a $64.3 million and $66.8 million, respectively, equity method investment in ASD.
ASD is consolidated by its general partner, Solar Direct LLC. Solar Direct LLC is a wholly owned subsidiary of American Solar Direct Inc. (ASDI). At June 30, 2015, the carrying amount of WGSW’s investment in ASD exceeded the amount of the underlying equity in net assets by $35.9 million due to WGSW recording additions to its investment in ASD’s net assets at fair value of contributions in accordance with GAAP. This basis difference is being amortized over the life of the assets.
Non-VIE Investments
ASDHI
At September 30, 2014, Washington Gas Resources held a $5.6 million investment in American Solar Direct Holdings Inc. (ASDHI) consisting of warrants and preferred stock. During the nine months ended June 30, 2015, Washington Gas Resources impaired its entire investment in ASDHI by its carrying value of $5.6 million based on management’s assumption of the current valuation and expected return from the investment.
Constitution
In 2013, WGL Midstream invested in Constitution Pipeline Company, LLC (Constitution). WGL Midstream will invest an estimated aggregate amount of $79.0 million in the project for a 10% share in the pipeline venture over the term of the agreement. At June 30, 2015, WGL Midstream had invested $26.4 million in Constitution. Other investors in the project include Williams Partners L.P. (41% share), Cabot Oil and Gas Corporation (25% share) and Piedmont Natural Gas (24% share) in the project. This natural gas pipeline venture will transport natural gas from the Marcellus region in northern Pennsylvania to major northeastern markets. Constitution is accounted for under the equity method of accounting; any profits and losses are included in “Equity in earnings of unconsolidated affiliates” in the accompanying Consolidated Statement of Income and are added to or subtracted from the carrying amount of WGL’s investment balance. The equity method is considered appropriate because Constitution is an LLC with specific ownership accounts and ownership between five and fifty percent resulting in WGL Midstream maintaining a more than minor influence over the partnership operating and financing policies. WGL Midstream held a $29.5 million equity method investment in Constitution at June 30, 2015.
At June 30, 2015, the maximum financial exposure is equivalent to total capital contributions made in Constitution on behalf of WGL Midstream, which was $26.4 million.
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
WGL Midstream expects to invest, in scheduled capital contributions through the in-service date of the pipeline, its pro rata share (based on its 7% equity interest) of project costs, an estimated aggregate amount of approximately $230 to $245 million. WGL Midstream held a $5.9 million equity method investment in Mountain Valley at June 30, 2015.
Our maximum financial exposure includes guarantees on behalf of WGL Midstream and another partner in the venture. WGL's maximum exposure to loss due to the provided guarantees was $20.0 million at June 30, 2015 which represents a $14.0 million minimum funding requirement for WGL Midstream and the guarantee on behalf of one of the other partners.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

In addition, WGL Midstream entered into an agreement to finance future capital commitments of one of the other partners in the venture for an estimated aggregate amount of approximately $96 to $105 million, which represents the estimated total funding requirements for that partner's 3% ownership interest in the joint venture, inclusive of the minimum funding requirement. WGL Midstream has provided funding of $2.5 million as of June 30, 2015 related to this agreement.
The balance sheet location of the investments discussed in this footnote at June 30, 2015 and September 30, 2014 are as follows:

WGL Holdings, Inc. Balance Sheet Location of Other Investments
As of June 30, 2015 (in millions)	VIEs	Non-VIEs		Total
Assets
Investments in unconsolidated affiliates	$85.9	$35.4		$121.3
Investments in direct financing leases, capital leases	25.8	—		25.8
Accounts receivable	3.3	2.5	(a)	5.8
Total assets	$115.0	$37.9		$152.9
As of September 30, 2014 (in millions)
Assets
Investments in unconsolidated affiliates	$72.6	$27.9		$100.5
Investments in direct financing leases, capital leases	18.2	—		18.2
Accounts receivable	1.7	—		1.7
Total assets	$92.5	$27.9		$120.4
(a) Represents the financing provided to another partner in Mountain Valley to fund its capital commitment. Acquired ownership interest represents the collateral for repayment of the financing.
The income statement location of the investments discussed in this footnote for the three and nine months ended June 30, 2015 and 2014 are as follows:

WGL Holdings, Inc. Income Statement Location of Other Investments
(In millions)	VIEs	Non-VIEs	Total	VIEs	Non-VIEs	Total
	Three Months Ended June 30, 2015			Nine Months Ended June 30, 2015
Equity in earnings of unconsolidated affiliates	$0.8	$0.5	$1.3	$2.4	$1.8	$4.2
Depreciation and amortization	0.1	—	0.1	0.2	—	0.2
Other income (expenses)—net	1.0	—	1.0	2.4	(5.6)	(3.2)
Net income	$1.7	$0.5	$2.2	$4.6	$(3.8)	$0.8
	Three Months Ended June 30, 2014			Nine Months Ended June 30, 2014
Equity in earnings of unconsolidated affiliates	$0.5	$0.3	$0.8	$1.3	$0.6	$1.9
Depreciation and amortization	—	—	—	0.1	—	0.1
Other income—net	0.6	—	0.6	1.9	—	1.9
Net income	$1.1	$0.3	$1.4	$3.1	$0.6	$3.7

NOTE 12. RELATED PARTY TRANSACTIONS
WGL and its subsidiaries engage in transactions in the ordinary course of business. Inter-company transactions and balances have been eliminated from the consolidated financial statements of WGL, except as described below. Washington Gas provides accounting, treasury, legal and other administrative and general support to affiliates, and files consolidated tax returns that include affiliated taxable transactions. Washington Gas bills its affiliates in accordance with regulatory requirements for the actual cost of providing these services, which approximates their market value. To the extent such billings are not paid, they are reflected in “Receivables from associated companies” on Washington Gas’ balance sheets. Washington Gas assigns or allocates these costs directly to its affiliates and, therefore, does not recognize revenues or expenses associated with providing these services.
In connection with billing for unregulated third party marketers and with other miscellaneous billing processes, Washington Gas collects cash on behalf of affiliates and transfers the cash in a reasonable time period. Cash collected by Washington Gas

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

on behalf of its affiliates but not transferred is recorded in “Payables to associated companies” on Washington Gas’ balance sheets. The following table presents the receivables and payables from associated companies as of June 30, 2015 and September 30, 2014.

Washington Gas Light Company Receivables / Payables from Associated Companies
(In millions)	June 30, 2015	September 30, 2014
Receivables from Associated Companies	$4.8	$4.8
Payables to Associated Companies	$66.9	$54.7
Washington Gas provides gas balancing services related to storage, injections, withdrawals and deliveries to all energy marketers participating in the sale of natural gas on an unregulated basis through the customer choice programs that operate in its service territory. These balancing services include the sale of natural gas supply commodities related to various peaking arrangements contractually supplied to Washington Gas and then partially allocated and assigned by Washington Gas to the energy marketers, including WGL Energy Services. Washington Gas records revenues for these balancing services pursuant to tariffs approved by the appropriate regulatory bodies. These related party amounts related to balancing services provided to WGL Energy Services have been eliminated in the consolidated financial statements of WGL. The following table shows the amounts Washington Gas charged WGL Energy Services for balance services.

Washington Gas Light Company-Gas Balancing Service Charges
	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions)	2015	2014	2015	2014
Gas balancing service charge	$5.3	$2.8	$19.8	$21.0
As a result of these balancing services, an imbalance is created for volumes of natural gas received by Washington Gas that are not equal to the volumes of natural gas delivered to customers of the energy marketers. WGL Energy Services recognized accounts payable to Washington Gas in the amount of $7.0 million and an accounts receivable from Washington Gas in the amount of $0.02 million at June 30, 2015 and September 30, 2014, respectively, related to an imbalance in gas volumes. Due to regulatory treatment, these payables and receivables are not eliminated in the consolidated financial statements of WGL. Refer to Note 1—Accounting Policies of the Notes to Consolidated Financial Statements of the combined Annual Report on Form 10-K for the fiscal year ended September 30, 2014 for further discussion of these imbalance transactions.
Washington Gas participates in a Purchase of Receivables (POR) program as approved by the PSC of MD, whereby it purchases receivables from participating energy marketers at approved discount rates. In addition, WGL Energy Services participates in POR programs with certain Maryland and Pennsylvania utilities, whereby it sells its receivables to various utilities, including Washington Gas, at approved discount rates. The receivables purchased by Washington Gas are included in “Accounts receivable” in the accompanying balance sheet. Any activity between Washington Gas and WGL Energy Services related to the POR program has been eliminated in the accompanying financial statements for WGL. At June 30, 2015 and September 30, 2014, Washington Gas had balances of $21.2 million and $7.7 million, respectively, of purchased receivables from WGL Energy Services.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 13. COMMITMENTS AND CONTINGENCIES
REGULATED UTILITY OPERATIONS
The following table summarizes the minimum contractual payments that Washington Gas will make under its pipeline transportation, storage and peaking contracts, as well as minimum contractual payments to purchase natural gas for the next five fiscal years and thereafter.

Washington Gas Contract Minimums
(In millions)	Pipeline Contracts(a)	Gas Purchase Commitments(b)
Remainder of 2015	$55.4	$42.4
2016	218.7	359.6
2017	210.5	465.4
2018	211.3	460.9
2019	202.7	453.2
Thereafter	1,172.5	5,577.2
Total	$2,071.1	$7,358.7

(a)	Represents minimum payments for natural gas transportation, storage and peaking contracts that have expiration dates through fiscal year 2031.

(b)	Includes known and reasonably likely commitments to purchase natural gas. Cost estimates are based on market prices at June 30, 2015.
REGULATORY CONTINGENCIES
Certain legal and administrative proceedings incidental to our business, including regulatory contingencies, involve WGL and/or its subsidiaries. In our opinion, we have recorded an adequate provision for probable losses or refunds to customers for regulatory contingencies related to these proceedings.
Virginia Gas Reserves. In the 2014 Session, the General Assembly of the Commonwealth of Virginia amended Title 56 of the Virginia Code. The legislative provisions are intended to encourage regulated utilities to invest in natural gas reserves, upstream pipelines and facilities that are reasonably expected to benefit customers by lowering costs, reducing volatility or lowering the utility’s supply risk. A regulated utility company can obtain the recovery through its rates charged to customers for the entire incurred cost, including the return of and a return on the investment in reserves, as well as all operating costs.
Pursuant to the legislation, on May 6, 2015, WGL entered into a 20-year agreement with Energy Corporation of America (ECA) to acquire natural gas reserves through non-operating working interests in 25 producing wells located in Pennsylvania's Appalachian Basin for $126 million.
The purchase of the reserves is conditional upon approval by the Commonwealth of Virginia's State Corporation Commission (SCC of VA). Washington Gas filed an application with the SCC of VA on May 12, 2015, for approval of the gas reserves purchase agreement with ECA. Under a procedural schedule established by the SCC of VA to consider the application, a public hearing is scheduled on September 30, 2015. Under the law, the SCC of VA must issue a final decision on the application within 180 days, or by November 8, 2015.

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

Contract Minimums
	WGL Energy Services			WGL Midstream
(In millions)	Gas Purchase Commitments(a)	Pipeline Contracts(b)	Electric Purchase Commitments(c)	Gas Purchase Commitments(d)	Pipeline Contracts(b)	Total
Remainder of 2015	$37.1	$1.5	$153.3	$20.9	$5.9	$218.7
2016	146.3	2.2	418.1	258.9	20.4	845.9
2017	57.3	2.0	171.3	389.5	18.2	638.3
2018	6.7	1.5	36.5	1,217.4	15.4	1,277.5
2019	—	0.8	2.0	1,747.8	60.7	1,811.3
Thereafter	—	1.7	0.5	35,647.5	1,093.2	36,742.9
Total	$247.4	$9.7	$781.7	$39,282.0	$1,213.8	$41,534.6

(a)	Represents fixed price commitments with city gate equivalent deliveries.

(b)	Represents minimum payments for natural gas transportation and storage contracts that have expiration dates through fiscal year 2044.

(c)	Represents electric purchase commitments that are based on existing fixed price and fixed volume contracts. Includes $18.2 million of commitments related to renewable energy credits.

(d)	Includes known and reasonably likely commitments to purchase natural gas. Cost estimates are based on forward market prices as of June 30, 2015.

FINANCIAL GUARANTEES
WGL has guaranteed payments primarily for certain purchases of natural gas and electricity on behalf of WGL Energy Services and for certain purchase commitments on behalf of WGL Midstream. At June 30, 2015, these guarantees totaled $224.8 million and $311.8 million for WGL Energy Services and WGL Midstream, respectively. At June 30, 2015, WGL also had guarantees on behalf of other subsidiaries totaling $9.1 million. The amount of such guarantees is periodically adjusted to reflect changes in the level of financial exposure related to these commitments. For all of our financial guarantees, WGL may cancel any or all future obligations upon written notice to the counterparty, but WGL would continue to be responsible for the obligations created under the guarantees prior to the effective date of the cancellation. WGL has also guaranteed payments for certain of our external partners. At June 30, 2015, these guarantees totaled $8.1 million and the fair value of these guarantees was insignificant.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 14. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

The following table shows the components of net periodic benefit costs (income) recognized in our financial statements during the three and nine months ended June 30, 2015 and 2014.

Components of Net Periodic Benefit Costs (Income)
	Three Months Ended June 30,
	2015		2014
(In millions)	Pension Benefits	Health and Life Benefits	Pension Benefits	Health and Life Benefits
Service cost	$3.9	$1.8	$3.5	$1.6
Interest cost	9.7	3.7	10.1	3.8
Expected return on plan assets	(11.2)	(5.2)	(10.2)	(4.9)
Amortization of prior service cost (credit)	0.1	(3.8)	0.1	(3.8)
Amortization of actuarial loss	4.7	1.1	4.2	1.6
Net periodic benefit cost (income)	7.2	(2.4)	7.7	(1.7)
Amount allocated to construction projects	(1.2)	0.5	(1.1)	0.1
Amortization of regulatory asset/liability—net	1.8	(0.1)	1.7	0.2
Amount charged (credited) to expense	$7.8	$(2.0)	$8.3	$(1.4)
	Nine Months Ended June 30,
	2015		2014
Service cost	$11.6	$5.3	$10.5	$5.9
Interest cost	29.3	11.0	30.3	14.8
Expected return on plan assets	(33.5)	(15.6)	(30.7)	(14.4)
Amortization of prior service cost (credit)	0.2	(11.4)	0.2	(5.8)
Amortization of actuarial loss	14.1	3.3	12.6	3.5
Net periodic benefit cost (income)	21.7	(7.4)	22.9	4.0
Amount allocated to construction projects	(3.4)	1.5	(3.1)	(0.7)
Amortization of regulatory asset/liability—net	5.3	(0.2)	5.3	0.4
Amount charged (credited) to expense	$23.6	$(6.1)	$25.1	$3.7
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
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables show the changes in accumulated other comprehensive income (loss) for WGL and Washington Gas by component for the three and nine months ended June 30, 2015 and 2014.

WGL Holdings, Inc. Changes in Accumulated Other Comprehensive Loss by Component
(In thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Beginning Balance	$(11,643)	$(10,969)	$(7,961)	$(11,048)
Qualified cash flow hedging instruments(a)	49	—	(7,994)	—
Change in prior service cost (credit) (b)	(170)	6,204	(511)	6,135
Amortization of actuarial loss (b)	529	404	1,503	604
Current-period other comprehensive income (loss)	408	6,608	(7,002)	6,739
Income tax expense (benefit) related to other comprehensive income (loss)	163	2,622	(3,565)	2,674
Ending Balance	$(11,398)	$(6,983)	$(11,398)	$(6,983)

(a)
Cash flow hedging instruments represent interest rate swaps agreements on debt issuances. Refer to Note 8- Derivative and weather-related instruments for further discussion of the interest rate swap agreements.

(b)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost. Refer to Note 14- Pension and other post-retirement benefit plans for additional details.

Washington Gas Light Company Changes in Accumulated Other Comprehensive Loss by Component
(In thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Beginning Balance	$(6,031)	$(10,969)	$(6,413)	$(11,048)
Change in prior service cost (credit) (a)	(170)	6,204	(511)	6,135
Amortization of actuarial loss (a)	529	404	1,503	604
Current-period other comprehensive income	359	6,608	992	6,739
Income tax expense related to other comprehensive income	143	2,622	394	2,674
Ending Balance	$(5,815)	$(6,983)	$(5,815)	$(6,983)

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost. Refer to Note 14-Pension and other post-retirement benefit plans for additional details.

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
EXECUTIVE OVERVIEW
Introduction
WGL, through its subsidiaries, sells and delivers natural gas and provides a variety of energy-related products and services to customers primarily in the District of Columbia and the surrounding metropolitan areas in Maryland and Virginia. In addition to our primary markets, WGL’s non-utility subsidiaries provide customized energy solutions across a much wider footprint, with business activities across the United States.
WGL has four operating segments:

•	regulated utility;

•	retail energy-marketing;

•	commercial energy systems and

•	midstream energy services.

Regulated Utility Operating Segment

The regulated utility operating segment is composed of our core subsidiary, Washington Gas. Washington Gas engages in the delivery and sale of natural gas that is regulated by regulatory commissions in the District of Columbia, Maryland and Virginia. During the third quarter, we saw positive earnings impacts in the segment from our asset optimization program, as well as from the accelerated pipe replacement plans that are in place in all three of our jurisdictions. Additionally, we saw a favorable effect of changes in natural gas consumption patterns in the District of Columbia. Partially offsetting these favorable effects were higher operating expenses driven primarily by higher labor, outside services and employee incentive costs.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Retail Energy-Marketing Operating Segment

We offer competitively priced natural gas, electricity and energy from renewable sources to customers through WGL Energy Services, our non-utility retail energy-marketing subsidiary. Our retail energy-marketing business performed well, with electric and natural gas margins higher than the third quarter of last year. Furthermore, our retail energy-marketing business has increased its focus on large commercial and government account relationships.
Commercial Energy Systems Operating Segment
Through WGL Energy Systems and WGSW we offer efficient and sustainable commercial energy solutions focused on owning and operating distributed generation assets such as Solar Photovoltaic (Solar PV) systems and upgrading energy related systems of large government and commercial facilities. During the third quarter, we saw positive earnings impacts in the segment from growth in distributed generation assets in service and higher income from state rebate programs for certain distributed generation projects. Offsetting these favorable effects were higher operating expenses. This segment continues to grow its distributed generation assets in service as well as its federal contracting and investment solar businesses.
Midstream Energy Services Operating Segment
WGL Midstream engages in acquiring and optimizing natural gas storage and transportation assets. During the third quarter, this segment experienced lower mark-to-market valuations compared to the same quarter of the prior fiscal year.
Other Activities
Transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our four operating segments, are aggregated as “Other Activities” and included as part of non-utility operations. Results for Other Activities for the nine months ended June 30, 2015 includes an impairment of ASDHI.
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
For a description of these critical accounting policies, refer to Management’s Discussion within the 2014 Annual Report. There were no new critical accounting policies or changes to our critical accounting policies during the nine month period ended June 30, 2015.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

WGL HOLDINGS, INC.
RESULTS OF OPERATIONS—Three Months Ended June 30, 2015 vs. June 30, 2014
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
Summary Results
For the three months ended June 30, 2015, WGL reported a net loss applicable to common stock of $(15.7) million, or $(0.32) per share, compared to a net loss of $(11.9) million, or ($0.23) per share, reported for the three months ended June 30, 2014. For the twelve month periods ended June 30, 2015 and 2014, we earned a return on average common equity of 13.1% and 1.2%, respectively.
The following table summarizes our EBIT by operating segment for the three months ended June 30, 2015 and 2014.

Analysis of Consolidated Results
	Three Months Ended June 30,		Increase/
(In millions)	2015	2014	(Decrease)
EBIT:
Regulated utility	$(6.3)	$4.5	$(10.8)
Retail energy-marketing	16.7	1.3	15.4
Commercial energy systems	3.8	5.0	(1.2)
Midstream energy services	(26.6)	(16.8)	(9.8)
Other activities	(1.0)	(2.5)	1.5
Intersegment eliminations	(0.6)	(0.5)	(0.1)
Total	$(14.0)	$(9.0)	$(5.0)
Interest expense	13.1	9.5	3.6
Loss before income taxes	$(27.1)	$(18.5)	$(8.6)
Income tax benefit	(11.7)	(6.9)	(4.8)
Dividends on Washington Gas preferred stock	0.3	0.3	—
Net loss applicable to common stock	$(15.7)	$(11.9)	$(3.8)
LOSS PER AVERAGE COMMON SHARE
Basic	$(0.32)	$(0.23)	$(0.09)
Diluted	$(0.32)	$(0.23)	$(0.09)

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Regulated Utility Operating Results
The following table summarizes the regulated utility segment’s financial data for the three months ended June 30, 2015 and 2014.

Regulated Utility Financial Data
	Three Months Ended June 30,		Increase/
(In millions)	2015	2014	(Decrease)
Utility net revenues(1):
Operating revenues	$190.3	$197.8	$(7.5)
Less: Cost of gas	64.5	67.3	(2.8)
Revenue taxes	12.4	13.1	(0.7)
Total utility net revenues	113.4	117.4	(4.0)
Operation and maintenance	79.0	74.4	4.6
Depreciation and amortization	27.7	25.8	1.9
General taxes and other assessments	12.9	12.4	0.5
Other expenses—net	0.1	0.3	(0.2)
EBIT	$(6.3)	$4.5	$(10.8)

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

The decrease in EBIT primarily reflects the following:

•	lower unrealized mark-to-market valuations associated with our asset optimization program;

•	higher operation and maintenance expenses and

•	higher depreciation due to the growth in our utility plant.
Partially offsetting these unfavorable variances were:

•	higher realized margins associated with our asset optimization program and

•	rate recovery related to the accelerated pipeline replacement programs.
Utility Net Revenues. The following table provides the key factors contributing to the changes in the utility net revenues of the regulated utility segment between the three months ended June 30, 2015 and 2014.

Composition of Changes in Utility Net Revenues
(In millions)	Increase/ (Decrease)
Customer growth	$0.4
Estimated effects of weather and consumption patterns	0.8
Accelerated replacement programs	1.2
Asset optimization:
Realized margins	4.4
Unrealized mark-to-market valuations	(9.2)
Other	(1.6)
Total	$(4.0)

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Customer growth — Average active customer meters increased by more than 12,900 for the three months ended June 30, 2015 compared to the same period of the prior fiscal year.
Estimated effects of weather and consumption patterns — Weather, when measured by HDDs, was 31.4% and 6.1% warmer than normal for the three months ended June 30, 2015 and 2014, respectively. In the District of Columbia, where Washington Gas does not have a billing mechanism or hedges to offset the effects of weather, the warmer weather in both periods resulted in a negative variance to net revenue (refer to the section entitled "Weather Risk" for further discussion of our weather protection strategy). The decrease to net revenue due to the warmer weather was more than offset by changes in natural gas consumption patterns in the District of Columbia primarily due to commercial customers converting from interruptible to firm service. These conversions resulted in additional net revenues of approximately $0.9 million. Additionally, natural gas consumption patterns may be affected by shifts in weather patterns in which customer heating usage may not correlate highly with average historical levels of usage per heating degree day that occurs. Natural gas consumption patterns may also be affected by non-weather related factors such as customer conservation.
Accelerated Replacement Programs — The positive effect on revenues is primarily due to the continued growth of our accelerated pipeline replacement programs in the District of Columbia, Maryland and Virginia (refer to "Rates and Regulatory Matters" for a further discussion of these programs).
Asset optimization — Realized margins for our asset optimization increased in the current period primarily due to favorable transportation spreads when compared to the prior period. We recorded unrealized losses associated with our energy-related derivatives of $10.4 million for the three months ended June 30, 2015, compared to unrealized losses of $1.2 million reported for the same period of the prior fiscal year. When these derivatives settle, any unrealized amounts will ultimately reverse and Washington Gas will realize margins in combination with related transactions that these derivatives economically hedge. Refer to the section entitled “Market Risk—Price Risk Related to the Regulated Utility Segment” for further discussion of our asset optimization program.
Operation and Maintenance Expenses. The following table provides the key factors contributing to the changes in operation and maintenance expenses of the regulated utility for the three months ended June 30, 2015 and 2014.

Composition of Changes in Operation and Maintenance Expenses
(In millions)	Increase/ (Decrease)
Employee incentives and direct labor costs	$3.9
Employee benefits	(2.0)
Business development	1.3
Support services	1.3
Impairments and related charges	(1.2)
Other	1.3
Total	$4.6
Employee incentives and direct labor costs — Washington Gas incurred increased employee incentives and labor costs for the three months ended June 30, 2015 over the same period of the previous fiscal year, as a result of an increase in employees, merit increases as well as an increase in the valuation of our share-based long-term incentive plan.
Employee benefits — The decrease primarily relates to an amendment to the post-retirement benefits plan in April 2014 that resulted in a re-measurement of the benefit obligation and a reduction in the net periodic expense for the quarter compared to the same period of the prior year.
Business development — The increase primarily relates to an increase in customer growth initiatives for Washington Gas.
Support services — Washington Gas incurred additional costs for the three months ended June 30, 2015 compared to the same period of the prior fiscal year due to increased project related costs including the implementation of a new customer information system as well as infrastructure support costs.
Impairments and related charges — The decrease for the three months ended June 30, 2015 over the same period of the prior fiscal year primarily reflects the impairment of a proposed Chillum liquefied natural gas facility during the prior

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

fiscal year period of $1.9 million. In fiscal year 2015, Washington Gas recorded selling costs of $0.5 million associated with reclassifying the Springfield Operations Center into held for sale on the balance sheet as well as other charges.
Depreciation and Amortization. The $1.9 million increase in depreciation and amortization reflects growth in our investment in utility plant, a portion of which is offset in revenue as a result of our accelerated pipeline replacement programs.
Retail Energy-Marketing
The following table depicts the retail energy-marketing segment’s financial data along with selected statistical data.

Retail Energy-Marketing Financial and Statistical Data
	Three Months Ended June 30,		Increase /
(In millions, other than statistics)	2015	2014	(Decrease)
Operating Results
Gross margins(1):
Operating revenues	$268.3	$275.3	$(7.0)
Less: Cost of energy	237.1	260.5	(23.4)
Revenue taxes	2.3	1.9	0.4
Total gross margins	28.9	12.9	16.0
Operation expenses	10.8	10.4	0.4
Depreciation and amortization	0.2	0.2	—
General taxes and other assessments	1.3	1.1	0.2
Other income (expenses)—net	0.1	0.1	—
EBIT	16.7	1.3	15.4
Analysis of gross margins
Natural gas
Realized margins	$17.9	$13.5	$4.4
Unrealized mark-to-market gains (losses)	0.3	(2.2)	2.5
Total gross margins—natural gas	18.2	11.3	6.9
Electricity
Realized margins	13.0	3.1	9.9
Unrealized mark-to-market losses	(2.3)	(1.5)	(0.8)
Total gross margins—electricity	10.7	1.6	9.1
Total gross margins	$28.9	$12.9	$16.0
Other Retail Energy-Marketing Statistics
Natural gas
Therm sales (millions of therms)	112.4	116.2	(3.8)
Number of customers (end of period)	147,100	161,300	(14,200)
Electricity
Electricity sales (millions of kWhs)	2,893.1	2,790.3	102.8
Number of accounts (end of period)	141,200	169,600	(28,400)

(1)
We utilize gross margins to assist with the analysis of profitability for the retail energy-marketing segment. Gross margins are calculated as revenues less the associated cost of energy and applicable revenue taxes. We consider gross margins to be a better reflection of performance than gross revenues or gross energy costs for our retail energy-marketing segment because gross margins are a direct measure of the success of our core strategy for the sale of natural gas and electricity. Gross margins should not be considered an alternative, or a more meaningful indicator of our operating performance than operating income. Additionally, gross margins may not be comparable to similarly titled measures of other companies.

The increase in EBIT primarily reflects higher gross margins for gas and electricity sales in the current period. Period-to-period comparisons of quarterly gross margins for this segment can vary significantly and are not necessarily representative of expected annualized results.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

The comparison of gross margins from natural gas sales between the three months ended June 30, 2015 and 2014 reflects higher unrealized mark-to-market valuations due to fluctuating market prices and an increase in realized natural gas margins due to lower natural gas purchase costs and favorable gas supply and pricing opportunities in the current period versus the same period of the prior year.
The increase in gross margins from electric sales between the three months ended June 30, 2015 and 2014 primarily reflects lower capacity charges from the regional power grid operator (PJM) associated with fixed price retail contracts. In addition, sales volumes were higher due to warmer weather and recent large commercial customer growth at lower unit margins. These positive benefits were slightly offset by increased PJM capacity costs implemented in June 2015, which impact the timing of margin recognition for fixed price retail contracts.
Commercial Energy Systems
The table below represents the financial results of the commercial energy systems segment for the three months ended June 30, 2015 and 2014.

Commercial Energy Systems Segment Financial Information
	Three Months Ended June 30,		Increase
(In millions)	2015	2014	(Decrease)
Operating revenues	$14.7	$14.3	$0.4
Operating expenses:
Cost of sales	$4.3	$6.5	$(2.2)
Operations	6.6	2.3	4.3
Depreciation and amortization	2.8	1.6	1.2
General taxes and other assessments	0.1	0.1	—
Operating expenses	$13.8	$10.5	$3.3
Equity earnings	0.5	0.7	(0.2)
Other income	2.4	0.5	1.9
EBIT	$3.8	$5.0	$(1.2)
EBIT by division:
Energy-efficiency contracting	$(2.2)	$0.5	$(2.7)
Commercial distributed generation	5.4	3.9	1.5
Investments in distributed generation	0.6	0.6	—
Total	$3.8	$5.0	$(1.2)
The decrease in EBIT reflects $3.0 million of unrecovered government contracting costs recorded in the current period related to contracting under the Small Business Administration's Business Development 8(a) Program. We do not anticipate any further unrecovered costs as the company exits its participation in this program. This was partially offset by additional distributed generation assets being placed in service in the current period versus the same period of the prior year, higher contract margins on new federal contracts and higher income from state rebate programs for certain distributed generation projects. Additionally, not reflected in EBIT are investment tax credits related to our distributed generation assets which were $1.1 million and $0.7 million for the three months ended June 30, 2015 and 2014, respectively.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Midstream Energy Services
The table below represents the financial results of the midstream energy services segment for the three months ended June 30, 2015 and 2014.

Midstream Energy Services Segment Financial Information
	Three Months Ended June 30,		Increase
(In millions)	2015	2014	(Decrease)
Operating revenues (a)	$(25.8)	$(15.9)	$(9.9)
Operating expenses:
Operations	$1.2	$0.9	$0.3
General taxes and other assessments	0.3	0.1	0.2
Operating expenses	$1.5	$1.0	$0.5
Equity earnings	0.7	0.1	0.6
EBIT	$(26.6)	$(16.8)	$(9.8)
(a) The trading margins of Midstream Energy Services, including unrealized gains and losses on derivative instruments, are netted within operating revenues.
The decrease in EBIT primarily reflects lower mark-to-market valuations on our derivative instruments of $10.0 million. This unfavorable variance was partially offset by higher earnings on our equity investments.
Other Non-Utility Activities
Transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our four operating segments, are aggregated as “Other Activities” and included as part of non-utility operations. Our other non-utility activities reflect EBIT of $(1.0) million and $(2.5) million for the three months ended June 30, 2015 and 2014, respectively. The comparison reflects lower holding company branding initiative and business development costs in the current period.
Intersegment Eliminations
Intersegment eliminations include any mark-to-market valuations associated with trading activities between WGL Midstream and WGL Energy Services, intercompany loans and timing differences between Commercial Energy Systems’ recognition of revenue for the sale of REC's to Retail Energy-Marketing and Retail Energy-Marketing’s recognition of the associated expense.
Consolidated Interest Expense
The following table shows the components of WGL’s consolidated interest expense for the three months ended June 30, 2015 and 2014. The increase in interest on long-term debt primarily comprises unsecured MTNs and private placement notes issued by Washington Gas and senior notes issued by WGL.

Composition of Consolidated Interest Expense
	Three Months Ended June 30,		Increase/
(In millions)	2015	2014	(Decrease)
Interest on long-term debt	$13.1	$9.3	$3.8
Allowance for funds used during construction and other- net	—	0.2	(0.2)
Total	$13.1	$9.5	$3.6
Consolidated Income Taxes
Please refer to the nine months ended June 30, 2015, for information about WGL’s income tax expense and effective income tax rate.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS - Nine months ended June 30, 2015 vs. June 30, 2014

Summary Results

WGL reported net income applicable to common stock of $129.7 million, or $2.59 per share, for the nine months ended June 30, 2015, an increase of $61.8 million over net income applicable to common stock of $67.9 million, or $1.31 per share, reported for the same period of the prior fiscal year.

The following table summarizes our EBIT by operating segment for the nine months ended June 30, 2015 and 2014.

Analysis of Consolidated Results
	Nine Months Ended June 30,		Increase/
(In millions)	2015	2014	(Decrease)
EBIT:
Regulated utility	$238.6	$158.4	$80.2
Retail energy-marketing	39.2	5.2	34.0
Commercial energy systems	4.7	6.0	(1.3)
Midstream energy services	(23.3)	(29.4)	6.1
Other activities	(8.9)	(10.2)	1.3
Intersegment eliminations	(0.5)	0.1	(0.6)
Total	$249.8	$130.1	$119.7
Interest expense	38.7	28.0	10.7
Income before income taxes	$211.1	$102.1	$109.0
Income tax expense	80.4	33.2	47.2
Dividends on Washington Gas preferred stock	1.0	1.0	—
Net income applicable to common stock	$129.7	$67.9	$61.8
EARNINGS PER AVERAGE COMMON SHARE
Basic	$2.60	$1.31	$1.29
Diluted	$2.59	$1.31	$1.28

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Regulated Utility Operating Results

The following table summarizes the regulated utility segment’s financial data for the nine months ended June 30, 2015 and 2014.

Regulated Utility Financial Data
	Nine Months Ended June 30,		Increase/
(In millions)	2015	2014	(Decrease)
Utility net revenues(1):
Operating revenues	$1,193.2	$1,305.0	$(111.8)
Less: Cost of gas	518.9	731.5	(212.6)
Revenue taxes	73.3	74.1	(0.8)
Total utility net revenues	601.0	499.4	101.6
Operation and maintenance	237.8	221.3	16.5
Depreciation and amortization	81.9	76.9	5.0
General taxes and other assessments	41.9	42.3	(0.4)
Other expenses—net	0.8	0.5	0.3
EBIT	$238.6	$158.4	$80.2
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

The increase in EBIT primarily reflects the following:

•	higher utility net revenue related to the growth of more than 12,600 average active customer meters;

•	favorable effects of changes in natural gas consumption patterns in the District of Columbia;

•	higher realized margins associated with our asset optimization program;

•	higher unrealized mark-to-market valuations associated with our asset optimization program;

•	rate recovery related to the accelerated pipeline replacement programs and

•	higher revenues due to new base rates in Maryland, effective for only a portion of fiscal year 2014.

Partially offsetting these favorable variances were:

•	higher operation and maintenance expenses and

•	higher depreciation due to the growth in our utility plant.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Utility Net Revenues. The following table provides the key factors contributing to the changes in the utility net revenues of the Regulated Utility segment between the nine months ended June 30, 2015 and 2014.

Composition of Changes in Utility Net Revenues
(In millions)	Increase/ (Decrease)
Customer growth	$4.6
Estimated effects of weather and consumption patterns	2.4
Impact of rate cases	2.6
Accelerated replacement programs	6.3
Asset optimization:
Realized margins	1.2
Unrealized mark-to-market valuations	91.9
Lower-of-cost or market	(0.6)
Late fees and other charges	(1.6)
District of Columbia pension and OPEB tracker	(1.6)
Other	(3.6)
Total	$101.6

Customer growth — Average active customer meters increased by more than 12,600 for the nine months ended June 30, 2015 compared to the same period of the prior fiscal year.

Estimated effects of weather and consumption patterns — Weather, when measured by HDDs, was 4.9% and 10.0% colder than normal for the nine months ended June 30, 2015 and 2014, respectively. This decrease in weather related effects was more than offset by changes in natural gas consumption patterns in the District of Columbia, partially due to commercial customers converting from interruptible to firm service. These conversions resulted in additional net revenues of approximately $1.8 million. Additionally, natural gas consumption patterns may be affected by shifts in weather patterns in which customer heating usage may not correlate highly with average historical levels of usage per heating degree days that occur. Natural gas consumption patterns may also be affected by non-weather related factors such as customer conservation.
Impact of rate cases — New base rates were approved in Maryland effective November 23, 2013. The new rates were in effect for a portion of the prior year versus the full fiscal year in the current period.

Accelerated replacement programs — The positive effect on revenues are the result of the continued growth of our accelerated pipeline replacement programs in the District of Columbia, Maryland and Virginia.

Asset optimization — We recorded unrealized losses associated with our energy-related derivatives of $13.3 million for the nine months ended June 30, 2015 compared to net unrealized losses of $105.2 million for the same period of the prior fiscal year. When these derivatives settle, any unrealized amounts will ultimately be reversed, and Washington Gas will realize margins in combination with the related transactions that these derivatives economically hedge. The large swings in the valuations are primarily due to movements in unobservable inputs used in the valuation of long-dated forward contracts. We believe that these values are not reflective of our ultimate cash flows as these purchases are utilized in the optimization of our long-term natural gas transportation and storage capacity resources, the value of which is not reflected at fair value. Unfavorably affecting asset optimization results were lower-of-cost or market adjustments related to storage gas inventory, which were $1.0 million and $0.4 million during the nine months ended June 30, 2015 and 2014, respectively. Refer to the section entitled “Market Risk-Price Risk Related to the Regulated Utility Segment” for a further discussion of our asset optimization program.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Operation and Maintenance Expenses. The following table provides the key factors contributing to the changes in operation and maintenance expenses of the Regulated Utility for the nine months ended June 30, 2015 and 2014.

Composition of Changes in Operation and Maintenance Expenses
(In millions)	Increase/ (Decrease)
Employee incentives and direct labor costs	$13.3
Employee benefits	(9.7)
Business development	3.8
System safety and integrity	1.6
Prior year insurance proceeds	1.3
Support services	4.2
Impairments and related charges	(1.6)
Liability insurance	1.4
Other	2.2
Total	$16.5

Employee incentives and direct labor costs — Washington Gas incurred increased incentives and labor costs for the nine months ended June 30, 2015 over the same period of the previous fiscal year, as a result of an increase in employees, merit increases as well as an increase in the valuation of our share-based long-term incentive plan.

Employee benefits — The decrease primarily relates to an amendment to the post-retirement benefits plan in April 2014 that resulted in a re-measurement of the benefit obligation and a reduction in the net periodic expense for the current period compared to the same period of the prior year.

Business development — The increase primarily relates to an increase in customer growth initiatives for Washington Gas.

System safety and integrity — Washington Gas incurred increased maintenance costs for the nine months ended June 30, 2015 compared to the same period of the previous fiscal year primarily due to weather-related safety and reliability activities.
Prior year insurance proceeds — The adverse effects on operations and maintenance expense during the nine month period ended June 30, 2015 over the same period of the prior fiscal year reflects the proceeds from Washington Gas' insurance policies for incurred legal costs and past and future environmental expenses, received in the same period of the prior fiscal year.
Support services — Washington Gas incurred additional costs for the nine months ended June 30, 2015 compared to the same period of the prior fiscal year due to increased project related costs including the implementation of a new customer information system as well as infrastructure support costs.
Impairments and related charges — The decrease in operations and maintenance expense for the nine months ended June 30, 2015 primarily reflects the impairment of a proposed Chillum liquefied natural gas facility during the prior fiscal year period of $1.9 million. In fiscal year 2015, Washington Gas recorded selling costs of $0.5 million associated with reclassifying the Springfield Operations Center into held for sale on the balance sheet as well as other charges.
Liability insurance — The increase in liability insurance is due to higher excess liability and cyber insurance in 2015.
Depreciation and Amortization. The $5.0 million increase in depreciation and amortization reflects growth in our investment in utility plant, a portion of which is offset in revenue as a result of our accelerated pipeline replacement programs.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Retail Energy-Marketing
The following table depicts the retail energy-marketing segment’s financial data along with selected statistical data.

Retail Energy-Marketing Financial and Statistical Data
	Nine Months Ended June 30,		Increase /
(In millions, other than statistics)	2015	2014	(Decrease)
Operating Results
Gross margins(1):
Operating revenues	$1,003.3	$1,035.7	$(32.4)
Less: Cost of energy	920.4	987.4	(67.0)
Revenue taxes	6.7	6.2	0.5
Total gross margins	76.2	42.1	34.1
Operation expenses	33.0	33.3	(0.3)
Depreciation and amortization	0.5	0.6	(0.1)
General taxes and other assessments	3.6	3.2	0.4
Other income — net	0.1	0.2	(0.1)
EBIT	39.2	5.2	34.0
Analysis of gross margins
Natural gas
Realized margins	$50.3	$50.4	$(0.1)
Unrealized mark-to-market gains (losses)	(10.6)	6.4	(17.0)
Total gross margins—natural gas	39.7	56.8	(17.1)
Electricity
Realized margins	41.3	(14.9)	56.2
Unrealized mark-to-market gains (losses)	(4.8)	0.2	(5.0)
Total gross margins—electricity	36.5	(14.7)	51.2
Total gross margins	$76.2	$42.1	$34.1
Other Retail Energy-Marketing Statistics
Natural gas
Therm sales (millions of therms)	628.0	635.8	(7.8)
Number of customers (end of period)	147,100	161,300	(14,200)
Electricity
Electricity sales (millions of kWhs)	8,549.9	8,670.9	(121.0)
Number of accounts (end of period)	141,200	169,600	(28,400)
(1) We utilize gross margins to assist with the analysis of profitability for the retail energy-marketing segment. Gross margins are calculated as revenues less the associated cost of energy and applicable revenue taxes. We consider gross margins to be a better reflection of performance than gross revenues or gross energy costs for our retail energy-marketing segment because gross margins are a direct measure of the success of our core strategy for the sale of natural gas and electricity. Gross margins should not be considered an alternative, or a more meaningful indicator of our operating performance than operating income. Additionally, gross margins may not be comparable to similarly titled measures of other companies.

The increase in EBIT primarily reflects improved realized margins for electricity in the current period, partially offset by lower mark-to-market valuations. Period-to-period comparisons of gross margins for this segment can vary significantly and are not necessarily representative of expected annualized results.
The comparison of gross margins from natural gas sales between the nine months ended June 30, 2015 and 2014 primarily reflects lower unrealized mark-to-market valuations due to fluctuating market prices.

The improvement in gross margins from electric sales reflects lower PJM capacity charges. Additionally, prior year electricity margins were much lower, reflecting extreme price movements during the colder than normal weather that occurred between January and March of 2014. These improved electricity margins were slightly offset by: (i) lower sales volumes due to lower customer counts; (ii) lower margins on certain large commercial sales due to competition and (iii) lower unrealized mark-to-market valuations due to fluctuating market prices.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Commercial Energy Systems

The table below represents the financial results of the commercial energy systems segment for the nine months ended June 30, 2015 and 2014.

Commercial Energy Systems Segment Financial Information
	Nine Months Ended June 30,		Increase
(In millions)	2015	2014	(Decrease)
Operating revenues	$35.7	$27.0	$8.7
Operating expenses:
Cost of sales	15.5	13.6	1.9
Operations	12.6	5.4	7.2
Depreciation and amortization	7.7	4.2	3.5
General taxes and other assessments	0.3	0.2	0.1
Operating expenses	$36.1	$23.4	$12.7
Equity earnings	1.6	1.5	0.1
Other income	3.5	0.9	2.6
EBIT	$4.7	$6.0	$(1.3)

EBIT by division:
Energy-efficiency contracting	$(1.8)	$(0.1)	$(1.7)
Commercial distributed generation	5.0	4.0	1.0
Investments in distributed generation	1.5	2.1	(0.6)
Total	$4.7	$6.0	$(1.3)

The decrease in EBIT primarily reflects $3.0 million of unrecovered government contracting costs recorded in the current period related to contracting under the Small Business Administration's Business Development 8(a) Program. We do not anticipate any further unrecovered costs as the company exits its participation in this program. This was partially offset by additional distributed generation assets being placed in service in the current period versus the same period of the prior year, higher contract margins on new federal contracts and higher income from state rebate programs for certain distributed generation projects. Additionally, not reflected in EBIT are investment tax credits related to our distributed generation assets which were $3.0 million and $2.0 million for the nine months ended June 30, 2015 and 2014, respectively.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Midstream Energy Services
The table below represents the financial results of the midstream energy services segment for the nine months ended June 30, 2015 and 2014.

Midstream Energy Services Segment Financial Information
	Nine Months Ended June 30,		Increase
(In millions)	2015	2014	(Decrease)
Operating revenues (a)	$(18.0)	$(21.9)	$3.9
Operating expenses:
Operations	6.5	7.5	(1.0)
Depreciation and amortization	0.1	0.1	—
General taxes and other assessments	0.6	0.2	0.4
Operating expenses	$7.2	$7.8	$(0.6)
Equity earnings	1.9	0.3	1.6
EBIT	$(23.3)	$(29.4)	$6.1
(a) The trading margins of Midstream Energy Services, including unrealized gains and losses on derivative instruments, are netted within operating revenues.

The improvement to EBIT primarily reflects higher mark-to-market valuations on our derivative instruments of $26.1 million as well as lower investment development expenses and higher income related to our pipeline investments. These favorable variances were partially offset by a $18.8 million reduction to income due to a lower-of-cost or market adjustment on storage gas inventory compared to the prior year and unfavorable storage and transportation spreads which affected our realized margins.

Other Non-Utility Activities

Transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our four operating segments, are aggregated as “Other Activities” and included as part of non-utility operations. Our other non-utility activities reflect EBIT of $(8.9) million and $(10.2) million for the nine months ended June 30, 2015 and 2014, respectively. The comparison reflects a $5.6 million impairment related to ASDHI recorded in the current nine month period and lower holding company branding initiative and business development costs in the current period.

Intersegment Eliminations

Intersegment eliminations include any mark-to-market valuations associated with trading activities between WGL Midstream and WGL Energy Services, intercompany loans and timing differences between Commercial Energy Systems’ recognition of revenue for the sale of REC's to Retail Energy-Marketing and Retail Energy-Marketing’s recognition of the associated expense.

Consolidated Interest Expense

The following table shows the components of WGL’s consolidated interest expense for the nine months ended June 30, 2015 and 2014. The increase in interest on long-term debt primarily comprises unsecured MTNs and private placement notes issued by Washington Gas and senior notes issued by WGL.

Composition of Consolidated Interest Expense
	Nine Months Ended June 30,		Increase/
(In millions)	2015	2014	(Decrease)
Interest on long-term debt	$38.3	$27.4	$10.9
Allowance for funds used during construction and other- net	0.4	0.6	(0.2)
Total	$38.7	$28.0	$10.7

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Consolidated Income Taxes

The following table shows WGL’s consolidated income tax expense and effective income tax rate for the nine months ended June 30, 2015 and 2014.

Consolidated Income Taxes
	Nine Months Ended June 30,		Increase/
(In millions)	2015	2014	(Decrease)
Income before income taxes	$211.0	$102.0	$109.0
Income tax expense	80.4	33.2	47.2
Effective income tax rate	38.1%	32.5%	5.6%

The increase in the effective income tax rate, when comparing the nine months ended June 30, 2015 and 2014, is a result of the tax benefit recorded during the first quarter of fiscal year 2014 for the reinstatement of regulatory assets related to the tax effect of Med D, causing the rate to be lower during the prior year period. Refer to Note 9—Income Taxes of the Notes to the Consolidated Financial Statements of our combined Annual Report on Form 10-K for details.
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
During the nine months ended June 30, 2015, both WGL and Washington Gas met their liquidity and capital needs through retained earnings, the issuance of commercial paper and long-term debt.
Our ability to access capital markets depends on our credit ratings, general market liquidity, and investor demand for our securities. Our credit ratings depend largely on the financial performance of our subsidiaries, and a ratings downgrade could both increase our borrowing costs and trigger the need for us to post additional collateral with our wholesale counterparties or other creditors. In support of our credit ratings, we have a goal to maintain our common equity ratio in the 50% range of total consolidated capital. As of June 30, 2015, total consolidated capitalization, including current maturities of long-term debt and excluding notes payable, comprised 55.3% common equity, 1.2% preferred stock and 43.5% long-term debt. The level of this ratio varies during the fiscal year due to the seasonal nature of our business. This seasonality also affects our short-term debt balances, which are typically higher in the fall and winter months and substantially lower in the spring when a significant portion of our current assets are converted into cash at the end of the heating season. Our cash flow requirements and our ability to provide satisfactory resources to meet those requirements are primarily influenced by the activities of all of WGL’s operating segments.
Our plans provide for sufficient liquidity to satisfy our financial obligations. At June 30, 2015, we had no restrictions on our cash balances or retained earnings that would affect the payment of common or preferred stock dividends by either WGL or Washington Gas.
Short-Term Cash Requirements and Related Financing
Washington Gas has seasonal short-term cash requirements to fund the purchase of storage gas inventory in advance of the winter heating season. At June 30, 2015 and September 30, 2014, Washington Gas had balances in gas storage of $60.3 million and $156.1 million, respectively. Washington Gas collects the cost of gas under cost recovery mechanisms approved by its regulators. Additionally, Washington Gas may be required to post cash collateral for certain purchases.
During the first six months of our fiscal year, Washington Gas’ large sales volumes cause its cash requirements to peak when combined storage inventory, accounts receivable and unbilled revenues are at their highest levels. During the last six months of our fiscal year, after the heating season, Washington Gas will typically experience a seasonal net loss due to reduced demand for natural gas. During this period, large amounts of Washington Gas’ current assets are converted to cash, which Washington Gas generally uses to reduce and usually eliminate short-term debt and acquire storage gas for the next heating season.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Variations in the timing of collections under Washington Gas’ gas cost recovery mechanisms can significantly affect its short-term cash requirements. At June 30, 2015 and September 30, 2014, Washington Gas had $1.9 million in net under-collections and $9.8 million in net over-collections, respectively, of gas costs reflected in current liabilities as gas costs due to customers. Amounts under-collected or over-collected that are generated during the current gas cost recovery cycle are deferred as a regulatory asset or liability on the balance sheet until September 1 of each year, at which time the accumulated amount is transferred to gas costs due from/to customers as appropriate. At June 30, 2015 and September 30, 2014, Washington Gas had a net regulatory liability of $27.3 million and a net regulatory asset of $0.9 million, respectively, related to the current gas recovery cycle.
WGL and Washington Gas use short-term debt in the form of commercial paper or unsecured short-term bank loans to fund seasonal cash requirements. Our policy is to maintain back-up bank credit facilities in an amount equal to or greater than our expected maximum commercial paper position. Bank credit balances available to WGL and Washington Gas, net of commercial paper balances, were $294.0 million and $350.0 million at June 30, 2015, and $85.5 million and $261.0 million at September 30, 2014, respectively.
On December 19, 2014, WGL and Washington Gas each entered into a first amendment to their respective credit agreements, each dated April 3, 2012. The amendments extend the maturity date of each credit facility until December 19, 2019, provided that the credit facilities will terminate on September 30, 2017, if Washington Gas does not obtain an extension of a regulatory approval authorizing the incurrence of short-term indebtedness. The credit facility for WGL permits it to borrow up to $450.0 million, and further permits, with the banks’ approval, additional borrowings of $100.0 million for a maximum potential total of $550.0 million. The credit facility for Washington Gas permits it to borrow up to $350.0 million, and further permits, with the banks’ approval, additional borrowings of $100.0 million for a maximum potential total of $450.0 million. The interest rate on loans made under each of the credit facilities will be a fluctuating rate per annum that will be set using certain parameters at the time each loan is made. WGL and Washington Gas incur credit facility fees, which in some cases are based on the long-term debt ratings of Washington Gas. In the event that the long-term debt of Washington Gas is downgraded below certain levels, WGL and Washington Gas would be required to pay higher fees. There are five different levels of fees. The credit facility for WGL defines its applicable fee level as one level below the level applicable to Washington Gas. Under the terms of the credit facilities, the lowest level facility fee is 0.06% and the highest is 0.175%. The credit agreements as amended each have the right to request two additional one-year extensions, with the banks’ approval.
A share repurchase program was approved by the Board of Directors and announced on August 7, 2014 to repurchase WGL’s common stock up to an amount of $150 million. The shares may be repurchased in the open market or in privately negotiated transactions. The repurchase program is authorized for a two year period. During the three months ended December 31, 2014, we repurchased 1.0 million shares of common stock for a cost of $41.5 million. Since the program’s inception, we have repurchased 2.3 million shares of common stock for a total cost of $97.6 million.
To manage credit risk, Washington Gas may require certain customers and suppliers to provide deposits, which may include collateral from wholesale counterparties, which are reported as current liabilities in “Customer deposits and advance payments,” in the accompanying balance sheets. At June 30, 2015 and September 30, 2014, “Customer deposits and advance payments” totaled $73.1 million and $68.3 million, respectively. For Washington Gas, deposits from customers may be refunded at various times throughout the year based on the customer’s payment habits. At the same time, other customers make new deposits that cause the balance of customer deposits to remain relatively steady. There are no restrictions on Washington Gas’ use of these customer deposits. Washington Gas pays interest to its customers on these deposits in accordance with the requirements of its regulatory commissions.
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
WGL Energy Services and WGL Midstream have seasonal short-term cash requirements to fund the purchase of storage gas inventory in advance of the winter heating season. At June 30, 2015 and September 30, 2014, WGL Energy Services had balances in gas storage of $22.2 million and $50.5 million, respectively. WGL Energy Services collects revenues that are designed to reimburse commodity costs used to supply their retail customer and wholesale counterparty contracts. At June 30, 2015 and September 30, 2014, WGL Midstream had balances in gas storage of $65.0 million and $127.0 million, respectively. As market opportunities arise, WGL Midstream collects revenues in excess of its commodity costs through its wholesale counterparty contracts. WGL Energy Services and WGL Midstream derive funding to finance these activities from short-term

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

debt issued by WGL. Additionally, WGL Energy Services and WGL Midstream may be required to post cash collateral for certain purchases. WGL Energy Services and WGL Midstream may be required to provide parent guarantees from WGL for certain transactions.
In addition to storage gas, WGL Midstream also has cash requirements to fund the capital requirements of its various pipeline investments. At June 30, 2015, WGL Midstream had a $57.0 million investment related to these pipelines. WGL Midstream derives funding to finance capital calls related to these investments from short-term debt issued by WGL.
WGL Energy Systems has cash requirements to fund the construction and purchase of residential and commercial distributed generating systems. WGL Energy Systems derives funding to finance these activities from short-term and long-term debt issued by WGL but may also utilize long-term debt issued by WGL.
Long-Term Cash Requirements and Related Financing
The primary drivers of our long-term cash requirements include capital expenditures, non-utility investments, long-term debt maturities, and our share repurchase program. For the regulated utility segment, our capital expenditures primarily relate to adding new utility customers and system supply as well as maintaining the safety and reliability of Washington Gas’ distribution system. Refer to the section entitled “Capital Investments” for discussion of our capital expenditures forecast and our 2014 Annual Report for a discussion of our long-term debt maturities.
For our non-utility segments, our long-term cash requirements primarily depend upon the level of investments and capital expenditures. For WGL Midstream, our investments primarily relate to providing capital for construction of the pipeline investments. For WGL Energy Systems, our investments primarily relate to providing capital for construction of new residential and commercial solar projects.
WGL Debt Issuances. On October 24, 2014, WGL issued $100.0 million of 2.25% notes due November 1, 2019 (“2019 Notes”) and $125.0 million of 4.60% notes due November 1, 2044 (“2044 Notes”). The notes were priced at 99.79% and 99.23% of par, respectively. WGL may redeem the 2019 Notes at any time prior to October 1, 2019 subject to a make whole premium plus accrued and unpaid interest. At any time on or after October 1, 2019, WGL may redeem the 2019 Notes at 100% of the principal of such notes, plus accrued and unpaid interest. WGL may redeem the 2044 Notes at any time prior to May 1, 2044 subject to a make whole premium, plus accrued and unpaid interest. WGL may redeem the 2044 Notes at any time on or after May 1, 2044 at 100% of the principal of such notes, plus accrued and unpaid interest.
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
Washington Gas Debt Issuances. On December 15, 2014, Washington Gas issued $50.0 million of 4.24% notes due December 15, 2044 in a private placement exempt from the registration requirements of the Securities Act of 1933 in reliance on Section 4(a)(2) of the Securities Act. Proceeds from these notes, after the payment of placement fees in connection with the transaction, have been used for general corporate purposes. Washington Gas plans to file a shelf registration to issue additional MTNs during the quarter ended September 30, 2015.

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

Credit Ratings for Outstanding Debt Instruments
	WGL		Washington Gas
Rating Service	Senior Unsecured	Commercial Paper	Senior Unsecured	Commercial Paper
Fitch Ratings(a)	A	F1	AA-	F1
Moody’s Investors Service(b)	A3	P-2	A1	P-1
Standard & Poor’s Ratings Services(c)	A	A-1	A+	A-1
(a) The long-term debt ratings outlook issued by Fitch Ratings for WGL and Washington Gas is stable.
(b) The long-term debt ratings outlook issued by Moody’s Investors Service for WGL and Washington Gas is stable.
(c) The long-term debt ratings outlook issued by Standard & Poor’s Rating Services for WGL and Washington Gas is stable.
Ratings Triggers and Certain Debt Covenants
WGL and Washington Gas pay credit facility fees, which in some cases are based on the long-term debt ratings of Washington Gas. Under the terms of WGL’s and Washington Gas' credit agreements and private placement notes, the ratio of consolidated financial indebtedness to consolidated total capitalization cannot exceed 0.65 to 1.0 (65.0%). In addition, WGL and Washington Gas are required to inform lenders of changes in corporate existence, financial conditions, litigation and environmental warranties that might have a material effect on debt ratings. The failure to inform the lenders’ agent of material changes in these areas might constitute default under the agreements. Additionally, failure to pay principal or interest on any other indebtedness may be deemed a default under our credit agreements. A default, if not remedied, may lead to a suspension of further loans and/or acceleration in which obligations become immediately due and payable. At June 30, 2015, we were in compliance with all of the covenants under our revolving credit facilities.
For certain of Washington Gas’ natural gas purchase and pipeline capacity agreements, if the long-term debt of Washington Gas is downgraded to or below the lower of a BBB- rating by Standard & Poor’s or a Baa3 rating by Moody’s Investors Service, or if Washington Gas is deemed by a counterparty not to be creditworthy, then the counterparty may withhold service or deliveries, or may require additional credit support. For certain other agreements, if the counterparty’s credit exposure to Washington Gas exceeds a contractually defined threshold amount, or if Washington Gas’ credit rating declines by a certain rating level, then the counterparty may require additional credit support. At June 30, 2015, Washington Gas would be required to provide additional credit support of $2.4 million for these arrangements if its long-term credit rating was to be downgraded by one rating level.
WGL guarantees payments for certain purchases of natural gas and electricity on behalf of WGL Energy Services and WGL Midstream (refer to “Contractual Obligations, Off-Balance Sheet Arrangements and Other Commercial Commitments” for further discussion of these guarantees). If the credit rating of WGL declines, WGL Energy Services and WGL Midstream may be required to provide additional credit support for these purchase contracts. At June 30, 2015, neither WGL Energy Services nor WGL Midstream would be required to provide additional credit support for these arrangements if the long-term credit rating of WGL was to be downgraded by one rating level.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Historical Cash Flows
The following table summarizes WGL’s net cash provided by (used in) operating, investing and financing activities for the nine months ended June 30, 2015 and 2014:

	Nine Months Ended June 30,
(In millions)	2015	2014	Increase/ (Decrease)
Cash provided by (used in):
Operating activities	$513.0	$443.0	$70.0
Investing activities	$(342.5)	$(268.8)	$(73.7)
Financing activities	$(113.2)	$(164.7)	$51.5
Cash Flows Provided by Operating Activities
The regulated utility’s cash flows from operating activities principally reflect gas sales and deliveries and the cost of operations. The volume of gas sales and deliveries is dependent primarily on factors external to the utility, such as growth of customer demand, weather, market prices for energy, economic conditions and measures that promote energy efficiency. Under revenue and weather normalization, ratemaking adjustments and decoupling mechanisms in place, changes in delivery volumes from levels assumed when rates were approved may affect the timing of cash flows but not net income. The price at which the utility provides energy to customers is determined in accordance with regulatory approved tariffs. In general, changes in the utility’s cost of gas may affect the timing of cash flows but not net income because the costs are recovered in accordance with rate agreements. In addition, the regulated utility’s cash flow is impacted by the timing of derivative settlements.
The non-utility cash flows from operating activities primarily reflect: i) the timing of receipts related to distributed generation and federal projects at commercial energy systems; ii) the timing of receipts related to electric and gas bills for WGL Energy Services and iii) the timing of gas purchases and sales resulting from asset optimization arrangements at WGL Midstream. Both WGL Energy Services' and WGL Midstream's cash flows are impacted by the timing of derivative settlements.
Net income is the result of cash and non-cash (or accrual) transactions. Only cash transactions affect WGL’s cash flows from operating activities. Principal non-cash charges include depreciation, accrued or deferred pension and other post-retirement benefit costs and deferred income tax expense. Non-cash charges or credits may also be accrued under the revenue decoupling and cost reconciliation mechanisms in the utility’s rate plans.
Net cash flows provided by operating activities for the nine months ended June 30, 2015 was $513.0 million compared to $443.0 million for the nine months ended June 30, 2014. The increase in net cash flows primarily reflects timing differences with respect to cash flows for energy related payments and receipts as well as the timing of income tax payments.
Cash Flows Used in Investing Activities
During the nine months ended June 30, 2015, cash flows used in investing activities totaled $342.5 million compared to $268.8 million for the nine months ended June 30, 2014. This increase is primarily due to an increase in cash used for capital expenditures of $75.6 million due to additional funding for Washington Gas' accelerated pipeline replacement programs, as well as investments in non-utility commercial distributed generation projects.
Cash Flows Used in Financing Activities
Cash flows used in financing activities totaled $113.2 million for the nine months ended June 30, 2015, a $51.5 million decrease over the same period of the prior year. This use of cash reflects the $258.2 million increase in the net issuance of long-term debt, partially offset by the $41.5 million in common stock repurchased during the first quarter of fiscal year 2015 and a $161.9 million net change in notes payable issued (retired).

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Capital Investments
The following table depicts our projected capital investments for the fiscal years 2015 through 2019. In addition to expenditures to extend service to new areas, to ensure safe, reliable and improved service for our utility and to grow our non-utility investments, our capital investments include an investment in a new pipeline construction project entered into during the nine months ended June 30, 2015. Refer to Note 11 - Other Investments in the notes to the consolidated financial statements for further discussion about this project.

Capital Investments
(In millions)	2015(a)	2016	2017	2018	2019	Total
New business(b)	$85.7	$137.5	$142.4	$162.6	$171.4	$699.6
Replacements:
Regulatory plans	93.1	94.7	95.7	96.3	96.6	476.4
Other	48.1	54.0	48.3	46.2	45.7	242.3
Customer information system	24.6	35.4	17.5	—	—	77.5
Other utility	48.7	50.0	62.0	55.8	47.6	264.1
Total utility(c)	300.2	371.6	365.9	360.9	361.3	1,759.9
Pipeline investments	55.6	133.1	358.3	128.7	37.1	712.8
Distributed generation	123.1	100.1	100.1	100.1	100.1	523.5
Investment solar	27.0	—	—	—	—	27.0
Other non-utility	0.7	2.3	0.5	0.6	0.5	4.6
Total investments	$506.6	$607.1	$824.8	$590.3	$499.0	$3,027.8

(a)	Includes full year of projected activity.

(b)	Includes certain projects that support the existing distribution system.

(c)	Excludes Allowance for Funds Used During Construction and cost of removal. Includes capital expenditures accrued and capital expenditure adjustments recorded in the fiscal year.
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
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

As a result of these agreements, additional purchase commitments for WGL Midstream are reflected in the table below. The estimated obligations as of June 30, 2015 for future fiscal years are as follows.

Estimated Contractual Obligations and Commercial Commitments

(In millions)	Remainder 2015	2016	2017	2018	2019	Thereafter	Total
Pipeline and storage contracts(a)	$62.8	$241.3	$230.7	$228.2	$264.2	$2,267.4	$3,294.6
Long-term debt(b)	20.0	25.0	—	—	50.0	896.0	991.0
Interest expense(c)	12.5	48.4	48.1	48.1	45.0	666.8	868.9
Gas purchase commitments(d)
—Washington Gas	42.4	359.6	465.4	460.9	453.2	5,577.2	7,358.7
—WGL Energy Services	37.1	146.3	57.3	6.7	—	—	247.4
—WGL Midstream	20.9	258.9	389.5	1,217.4	1,747.8	35,647.5	39,282.0
Electric purchase commitments(e)	153.3	418.1	171.3	36.5	2.0	0.5	781.7
Operating leases	1.9	5.5	4.8	4.3	1.0	9.3	26.8
Business process outsourcing(f)	8.3	32.8	23.9	—	—	—	65.0
Other long-term commitments(g)	5.1	7.8	5.7	2.2	—	0.4	21.2
Total	$364.3	$1,543.7	$1,396.7	$2,004.3	$2,563.2	$45,065.1	$52,937.3

(a)	Represents minimum payments for natural gas transportation, storage and peaking contracts for Washington Gas, WGL Energy Services and WGL Midstream.

(b)	Represents scheduled repayment of principal. Excludes $6.3 million in debt that is anticipated to be a non-cash extinguishment of project debt financing.

(c)	Represents the scheduled interest payments associated with long-term debt for WGL and Washington Gas.

(d)	Includes known and reasonably likely commitments to purchase fixed volumes of natural gas. Cost estimates are based on forward market prices as of June 30, 2015.

(e)	Represents electric purchase commitments that are based on existing fixed price and fixed volume contracts. Includes $18.2 million related to renewable energy credits.

(f)
Represents fixed costs to the service provider related to the 10-year contract for business process outsourcing entered into in 2007. These payments do not reflect potential inflationary adjustments included in the contract. Including these inflationary adjustments, required payments to the service provider could total $78.2 million over the remaining contract term.

(g)
Includes secured supply agreements’ minimum program fees, certain information technology service contracts and committed payments related to certain environmental response costs and excludes uncertain tax positions.

Off-Balance Sheet Arrangements
WGL has provided contributions and guarantees to Meade on behalf of WGL Midstream. As of June 30, 2015, our maximum exposure to loss was $59.4 million. WGL has provided guarantees to Mountain Valley on behalf of WGL Midstream and another partner in the venture. WGL's maximum exposure to loss due to the provided guarantees was $20.0 million at June 30, 2015. Refer to Note 11 - Other Investments of the Notes to Consolidated Financial Statements for a further discussion of our Meade and Mountain Valley investments.
Financial Guarantees
WGL has guaranteed payments primarily for certain purchases of natural gas and electricity on behalf of WGL Energy Services and for certain purchase commitments on behalf of WGL Midstream. At June 30, 2015, these guarantees totaled $224.8 million and $311.8 million for WGL Energy Services and WGL Midstream, respectively. At June 30, 2015, WGL also had guarantees on behalf of other subsidiaries totaling $9.1 million. The amount of such guarantees is periodically adjusted to reflect changes in the level of financial exposure related to these commitments. For all of our financial guarantees, WGL may cancel any or all future obligations upon written notice to the counterparty, but WGL would continue to be responsible for the obligations created under the guarantees prior to the effective date of the cancellation. WGL has also guaranteed payments for certain of our external partners. At June 30, 2015, these guarantees totaled $8.1 million.

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
WGL Midstream will invest an estimated $79.0 million in the project for a 10% share in the pipeline venture. WGL Midstream's project partners are Williams Partners L.P. (41% share), Cabot Oil and Gas Corporation (25% share) and Piedmont Natural Gas (24% share). In June 2013, Constitution Pipeline filed a formal certificate application with the FERC. On December 2, 2014, the FERC issued an order granting a certificate of public convenience and necessity.
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
Central Penn, as part of Atlantic Sunrise, is a natural gas pipeline designed to provide new firm transportation capacity from various supply points in northeast Pennsylvania to a delivery point into Transco’s mainline in southeast Pennsylvania. Central Penn currently has a projected in-service date in the second half of 2017. WGL Midstream will invest an estimated $412.0 million for a 55% interest in Meade, and Meade will invest an estimated $746 million in Central Penn for an approximate 39% interest in Central Penn. Transco will have the remaining ownership interests.
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
The total project investment is anticipated to be between $3.0-$3.5 billion. WGL Midstream will invest, in scheduled capital contributions through the in-service date of the pipeline, its pro rata share (based on its 7% equity interest) of project costs, for an estimated aggregate amount of approximately $230 to $245 million. In addition, WGL Midstream entered into a gas purchase commitment to buy 500,000 dekatherms of natural gas per day, at index-based prices, for a 20 year term and we will also be a shipper on the proposed pipeline.

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
Washington Gas, WGL Energy Services and WGL Midstream are also subject to the collateral requirements of their counterparties. At June 30, 2015, Washington Gas, WGL Energy Services and WGL Midstream provided $7.9 million, $14.6 million and $13.4 million in cash collateral to counterparties, respectively.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

The following table provides information on our credit exposure, net of collateral, to wholesale counterparties as of June 30, 2015 for Washington Gas, WGL Energy Services and WGL Midstream, separately.

Credit Exposure to Wholesale Counterparties (In millions)
Rating(a)	Exposure Before Credit Collateral(b)	Offsetting Credit Collateral Held(c)	Net Exposure	Number of Counterparties Greater Than 10%(d)	Net Exposure of Counterparties Greater Than 10%
Washington Gas
Investment Grade	$34.4	$—	$34.4	2	$23.4
Non-Investment Grade	—	—	—	—	—
No External Ratings	3.5	—	3.5	—	—
WGL Energy Services
Investment Grade	$0.1	$—	$0.1	1	$0.1
Non-Investment Grade	—	—	—	—	—
No External Ratings	0.1	—	0.1	1	0.1
WGL Midstream
Investment Grade	$19.9	$—	$19.9	2	$15.0
Non-Investment Grade	—	—	—	—	—
No External Ratings	2.3	—	2.3	—	—

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
Washington Gas executes commodity-related physical and financial contracts in the form of forward, futures and option contracts as part of an asset optimization program that is managed by its internal staff. Under this program, Washington Gas realizes value from its long-term natural gas transportation and storage capacity resources when they are not being fully used to serve utility customers. Regulatory sharing mechanisms in all three jurisdictions allow the profit from these transactions to be shared between Washington Gas’ customers and shareholders.
The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Regulated Utility segment’s energy-related derivatives during the nine months ended June 30, 2015:

Regulated Utility Segment Changes in Fair Value of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2014	$(282.2)
Net fair value of contracts entered into during the period	5.8
Other changes in net fair value	(62.2)
Realized net settlement of derivatives	26.9
Net assets (liabilities) at June 30, 2015	$(311.7)

Regulated Utility Segment Roll Forward of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2014	$(282.2)
Recorded to income	(20.4)
Recorded to regulatory assets/liabilities	(36.0)
Realized net settlement of derivatives	26.9
Net assets (liabilities) at June 30, 2015	$(311.7)

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

The maturity dates of our net assets (liabilities) associated with the Regulated Utility segment’s energy-related derivatives recorded at fair value at June 30, 2015, is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Regulated Utility Segment Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

(In millions)	Remainder 2015	2016	2017	2018	2019	Thereafter	Total
Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	0.5	(2.5)	(2.6)	0.1	—	—	(4.5)
Level 3 — Significant unobservable inputs	(2.8)	(30.2)	(41.9)	(30.5)	(27.9)	(173.9)	(307.2)
Total net assets (liabilities) associated with our energy-related derivatives	$(2.3)	$(32.7)	$(44.5)	$(30.4)	$(27.9)	$(173.9)	$(311.7)
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
A portion of WGL Energy Services’ annual natural gas sales volumes is subject to variations in customer demand associated with fluctuations in weather and other factors. Purchases of natural gas to fulfill retail sales commitments are generally made under fixed-volume contracts based on certain weather assumptions. If there is significant deviation from normal weather or from other factors that affect customer usage, purchase commitments may differ significantly from actual customer usage. To the extent that WGL Energy Services cannot match its customer requirements and supply commitments, it may be exposed to commodity price and volume variances, which could negatively impact expected gross margins (refer to the section entitled “Weather Risk” for further discussion of our management of weather risk). WGL Energy Services manages these risks through the use of derivative instruments, including financial products.
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
WGL Energy Services’ electric business is also exposed to fluctuations in weather and varying customer usage. Purchases generally are made under fixed-price, fixed-volume contracts that are based on certain weather assumptions. If there are significant deviations in weather or usage from these assumptions, WGL Energy Services may incur price and volume variances that could negatively impact expected gross margins (refer to the section entitled “Weather Risk” for further discussion of our management of weather risk).

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Retail Energy-Marketing segment’s energy-related derivatives during the nine months ended June 30, 2015:

Retail Energy-Marketing Segment Changes in Fair Value of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2014	$(5.4)
Net fair value of contracts entered into during the period	(6.5)
Other changes in net fair value	(8.2)
Realized net settlement of derivatives	(1.0)
Net assets (liabilities) at June 30, 2015	$(21.1)

Retail Energy-Marketing Segment Roll Forward of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2014	$(5.4)
Recorded to income	(14.5)
Recorded to accounts payable	(0.2)
Realized net settlement of derivatives	(1.0)
Net assets (liabilities) at June 30, 2015	$(21.1)
The maturity dates of our net assets (liabilities) associated with the Retail Energy-Marketing segments’ energy-related derivatives recorded at fair value at June 30, 2015 is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Retail Energy-Marketing Segment Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

(In millions)	Remainder 2015	2016	2017	2018	2019	Thereafter	Total
Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	(4.3)	(7.3)	(0.8)	(0.2)	—	—	(12.6)
Level 3 — Significant unobservable inputs	(0.3)	(0.3)	(7.4)	(0.5)	—	—	(8.5)
Total net assets (liabilities) associated with our energy-related derivatives	$(4.6)	$(7.6)	$(8.2)	$(0.7)	$—	$—	$(21.1)
Refer to Note 8, Derivative and Weather-Related Instruments and Note 9, Fair Value Measurements of the Notes to Consolidated Financial Statements for further discussion of our derivative activities and fair value measurements.
Commercial Energy Systems. WGL Energy Systems sells electricity and RECs from distributed generation assets. The sale of electricity is under long term power purchase agreements (PPAs) with a general duration of 20 years, while the sale of RECs are usually under shorter term or immediate delivery contracts. Weather patterns have an effect on WGL Energy Systems solar generation assets to the extent that output is reduced. WGL Energy Systems mitigates this risk by negotiating unit contingency and other measures to limit exposure in the PPAs. WGL Energy Systems may also be exposed to REC price risk. The REC market has limited visibility to forward market prices. WGL Energy Systems mitigates this price risk by entering into bundled energy and REC long-term purchase agreements and independent forward REC sale agreements, when possible.
WGL Energy Systems also earns revenues by providing energy efficiency and sustainability solutions to governmental agencies using various contractual vehicles, including the area wide contract and earning margins between the price the solutions are sold, and the cost to design and build them. Margins may be eroded by an underestimation of costs. WGL Energy Systems also conducts business with government agencies and may face revenue risk when such government agencies do not receive appropriations funding or projects are unfunded by Congress.
WGSW holds project financing arrangements and a limited partnership interest associated with distributed generating solar assets for a fair market value based on an independent appraisal. The project financing arrangements allow WGSW to lease back those solar assets to the counterparty with a fixed target rate of return over a period of 6-20 years. WGSW may also enter into limited partnership interests where solar assets are purchased by and leased to retail customers through the partnership. The purchased solar assets are expected to achieve a target rate of return from the lease payments being collected from the retail

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

customers. WGSW manages this price risk through its investment agreements and evaluation of the asset purchase in conjunction with the inception of the lease.
Midstream Energy Services. WGL Midstream engages in wholesale commodity transactions to optimize its owned and managed natural gas assets. Price risk exists to the extent WGL Midstream does not closely match the volume of physical natural gas in storage with the related forward sales entered into as hedges. WGL Midstream mitigates this risk by actively managing and hedging these assets in accordance with corporate risk management policies and procedures. Depending upon the nature of its forward hedges, WGL Midstream may also be exposed to fluctuations in mark-to-market valuations based on changes in forward price curves. WGL Midstream pays fixed, fair market prices for its owned storage assets and is subject to variations in annual summer-winter spreads associated with weather and other market factors. To the extent there are significant variations in weather, WGL Midstream may incur price variances that negatively impact expected gross margins (refer to the section entitled “Weather Risk” for further discussion of our management of weather risk). WGL Midstream manages this risk through the use of derivative instruments, including financial products.
The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Midstream Energy Services segments’ energy-related derivatives during the nine months ended June 30, 2015:

Midstream Energy Services Segment Changes in Fair Value of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2014	$(29.0)
Net fair value of contracts entered into during the period	34.8
Other changes in net fair value	(10.2)
Realized net settlement of derivatives	(42.4)
Net assets (liabilities) at June 30, 2015	$(46.8)

Midstream Energy Services Segment Roll Forward of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2014	$(29.0)
Recorded to income	24.6
Realized net settlement of derivatives	(42.4)
Net assets (liabilities) at June 30, 2015	$(46.8)

The maturity dates of our net assets (liabilities) associated with the Midstream Energy Services segments’ energy-related derivatives recorded at fair value at June 30, 2015 is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Midstream Energy Services Segment Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

(In millions)	Remainder 2015	2016	2017	2018	2019	Thereafter	Total
Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	(4.1)	1.0	0.3	0.1	—	—	(2.7)
Level 3 — Significant unobservable inputs	0.1	(7.3)	(7.6)	(7.7)	(5.2)	(16.4)	(44.1)
Total net assets associated with our energy-related derivatives	$(4.0)	$(6.3)	$(7.3)	$(7.6)	$(5.2)	$(16.4)	$(46.8)
Refer to Note 8, Derivative and Weather-Related Instruments and Note 9, Fair Value Measurements of the Notes to Consolidated Financial Statements for further discussion of our derivative activities and fair value measurements.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Value-at-Risk
WGL Energy Services measures the market risk of its energy commodity portfolio by determining its value-at-risk. Value-at-risk is an estimate of the maximum loss that can be expected at some level of probability if a portfolio is held for a given time period. The value-at-risk calculation for natural gas and electric portfolios include assumptions for normal weather, new customers and renewing customers for which supply commitments have been secured. Based on a 95% confidence interval for a one-day holding period, WGL Energy Services’ value-at-risk at June 30, 2015 was approximately $66,200 and $28,400, related to its natural gas and electric portfolios, respectively. WGL Energy Services’ value-at-risk for the natural gas and electric portfolios fluctuate relative to market prices and portfolio composition. The high, low and average value-at-risk for natural gas and electric portfolios between the period October 1, 2014 and June 30, 2015 are noted in the table below.

WGL Energy Services Value-at-Risk
(In thousands)	High	Low	Average
Natural Gas	$102.8	$12.2	$52.3
Electric Portfolio	95.6	9.1	30.7
Total	$198.4	$21.3	$83.0
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
The financial results of our retail energy-marketing business, WGL Energy Services, are affected by variations from normal weather primarily in the winter relating to its natural gas sales, and throughout the fiscal year relating to its electricity sales. WGL Energy Services manages these weather risks with, among other things, weather related instruments. Weather patterns have an effect on WGL Energy Systems solar generation assets to the extent that output is reduced. WGL Energy Systems mitigates this risk by negotiating unit contingency and other measures to limit exposure in the PPAs.
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

Short-Term Debt. At June 30, 2015 and September 30, 2014, WGL and its subsidiaries had outstanding notes payable of $156.0 million and $453.5 million, respectively. The carrying amount of our short-term debt approximates fair value. In the current quarter, a change of 100 basis points in the underlying average interest rate for our short-term debt would have caused a change in interest expense of approximately $2.1 million.
Long-Term Debt. At June 30, 2015, we had outstanding fixed-rate MTNs and other long-term debt of $950.5 million, excluding current maturities and unamortized discounts. While fixed-rate debt does not expose us to earnings risk when market interest rates change, such debt is subject to changes in fair value. Fair value is defined as the present value of the debt securities’ future cash flows discounted at interest rates that reflect market conditions as of the measurement date. As of June 30, 2015, the fair value of WGL’s fixed-rate debt was $1,033.5 million. Our sensitivity analysis indicates that fair value would increase by approximately $49.4 million or decrease by approximately $45.3 million if interest rates were to decline or increase by 10%, respectively, from current market levels. As of June 30, 2015, the fair value of Washington Gas’ fixed-rate debt was $795.9 million. Our sensitivity analysis indicates that fair value would increase by approximately $36.9 million or decrease by approximately $34.0 million if interest rates were to decline or increase by 10%, respectively, from current market levels. In general, such an increase or decrease in fair value would impact earnings and cash flows only if WGL or Washington Gas were to reacquire some or all of these instruments in the open market prior to their maturity.
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
Derivative Instruments. WGL and Washington Gas utilize derivative instruments from time to time in order to minimize its exposure to the risk of interest-rate volatility. During September 2014, WGL entered into interest rate swaps in anticipation of its $150.0 million 30-year debt issuance completed in October and December of 2014. WGL elected cash flow hedge accounting for these interest rate derivative instruments. Therefore, the effective portion of the gains and losses on the hedge were recorded within other comprehensive income and will be amortized over the life of the underlying debt (through 2044). In connection with the issuance of $125.0 million of debt on October 22, 2014, WGL settled a portion of the interest rate hedge for a loss of $7.7 million. On December 15, 2014, WGL settled the remaining portion of the outstanding interest rate swap when it issued $25.0 million of MTN’s, for a loss of $2.6 million. During the three months ended June 30, 2015, no amount was recorded to income as a result of the ineffective portion of the interest rate swap. During the nine months ended June 30, 2015, a total of $0.4 million was recorded to income as a result of the ineffective portion of the interest rate swap. Refer to the section entitled “Long-Term Cash Requirements and Related Financing” for further discussion of our interest-rate risk management activity.

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
RESULTS OF OPERATIONS—Three Months Ended June 30, 2015 vs. June 30, 2014
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
Key gas delivery, weather and meter statistics are shown in the table below for the three months ended June 30, 2015 and 2014.

Gas Deliveries, Weather and Meter Statistics
	Three Months Ended June 30,		Increase/
	2015	2014	(Decrease)
Gas Sales and Deliveries (millions of therms)
Firm
Gas sold and delivered	98.1	93.2	4.9
Gas delivered for others	67.1	76.4	(9.3)
Total firm	165.2	169.6	(4.4)
Interruptible
Gas sold and delivered	0.3	0.3	—
Gas delivered for others	46.7	52.7	(6.0)
Total interruptible	47.0	53.0	(6.0)
Electric generation—delivered for others	57.9	33.9	24.0
Total deliveries	270.1	256.5	13.6
Degree Days
Actual	203	277	(74)
Normal	296	295	1
Percent colder (warmer) than normal	(31.4)%	(6.1)%	n/a
Average active customer meters	1,132,904	1,119,953	12,951
New customer meters added	2,501	2,913	(412)
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
This comparison in natural gas deliveries to firm customers primarily reflects warmer weather in the current quarter than in the same quarter of the prior year and an increase in average active customer meters of 12,951.
Gas Service to Interruptible Customers. Washington Gas must curtail or interrupt service to this class of customer when the demand by firm customers exceeds specified levels.
In the District of Columbia, the effect on net income of any changes in delivered volumes and prices to interruptible customers is limited by margin-sharing arrangements that are included in Washington Gas’ firm rate designs. Rates for interruptible customers in Maryland and Virginia are based on a traditional cost of service approach. In Virginia, Washington Gas retains a majority of the margins earned on interruptible gas and delivery sales. Washington Gas shares actual non-gas margins from interruptible sales service customers that are in excess of delivery service rates. In Maryland, Washington Gas

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

retains a defined amount of revenues based on a set threshold. The comparison for the current quarter compared to the prior quarter primarily reflects warmer weather in the current quarter, as well as conversions of certain interruptible customers to firm service.
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
Interest Expense
The following table shows the components of Washington Gas' interest expense for the three months ended June 30, 2015 and 2014. The increase in interest on long-term debt primarily comprises private placement notes and unsecured MTNs issued by Washington Gas.

Composition of Interest Expense
	Three Months Ended June 30,		Increase/
(In millions)	2015	2014	(Decrease)
Interest on long-term debt	$10.7	$9.3	$1.4
Allowance for funds used during construction and other- net	—	0.1	(0.1)
Total	$10.7	$9.4	$1.3

Income Taxes
Please refer to the nine months ended June 30, 2015, for information about Washington Gas’ income tax expense and effective income tax rate.

RESULTS OF OPERATIONS - Nine Months Ended June 30, 2015 vs. June 30, 2014

Key gas delivery, weather and meter statistics are shown in the table below for the nine months ended June 30, 2015 and 2014.

Gas Deliveries, Weather and Meter Statistics
	Nine Months Ended June 30,		Increase/
	2015	2014	(Decrease)
Gas Sales and Deliveries (millions of therms)
Firm
Gas sold and delivered	883.8	885.4	(1.6)
Gas delivered for others	506.2	485.3	20.9
Total firm	1,390.0	1,370.7	19.3
Interruptible
Gas sold and delivered	1.8	1.8	—
Gas delivered for others	217.8	222.5	(4.7)
Total interruptible	219.6	224.3	(4.7)
Electric generation—delivered for others	113.1	93.0	20.1
Total deliveries	1,722.7	1,688.0	34.7
Degree Days
Actual	3,929	4,111	(182)
Normal	3,746	3,738	8
Percent colder (warmer) than normal	4.9%	10.0%	n/a
Average active customer meters	1,129,159	1,116,530	12,629
New customer meters added	9,048	9,963	(915)

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Gas Service to Firm Customers. The comparison in natural gas deliveries to firm customers primarily reflects an increase of average active customer meters of 12,629, as well as changes in natural gas consumption patterns, partially offset by warmer weather in the current period than in the same period of the prior year.
Gas Service to Interruptible Customers. The comparison for the current period compared to the prior period primarily reflects lower interruptible demand in the current period, as well as conversions of certain interruptible customers to firm service.
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
Interest Expense
The following table shows the components of Washington Gas' interest expense for the nine months ended June 30, 2015 and 2014. The increase in interest on long-term debt primarily comprises new private placements notes issued by Washington Gas.

Composition of Interest Expense
	Nine Months Ended June 30,		Increase/
(In millions)	2015	2014	(Decrease)
Interest on long-term debt	$31.4	$27.4	$4.0
Allowance for funds used during construction and other- net	0.1	0.3	(0.2)
Total	$31.5	$27.7	$3.8
Income Taxes
The following table shows Washington Gas' income tax expense and effective income tax rate for the nine months ended June 30, 2015 and 2014.

Income Taxes
	Nine Months Ended June 30,		Increase/
(In millions)	2015	2014	(Decrease)
Income before income taxes	$205.6	$129.5	$76.1
Income tax expense	$77.4	$41.4	$36.0
Effective income tax rate	37.6%	32.0%	5.6%
The increase in the effective income tax rate, when comparing the nine months ended June 30, 2015 and 2014, is a result of the tax benefit recorded during the first quarter of fiscal year 2014 for the reinstatement of regulatory assets related to the tax effect of Med D, causing the rate to be lower during the prior year period. Refer to Note 9—Income Taxes of the Notes to the Consolidated Financial Statements of our combined Annual Report on Form 10-K for details.

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
District of Columbia Jurisdiction
Accelerated Pipe Replacement Plan. On August 15, 2013, Washington Gas filed a request for approval with the Public Service Commission of the District of Columbia (PSC of DC) of a Revised Accelerated Pipe Replacement Plan (APRP), including a surcharge mechanism to recover the associated costs for the first five years of the plan. Washington Gas proposed to replace bare and/or unprotected steel services, bare and targeted unprotected steel main, and cast iron main in its distribution system in the District of Columbia at an estimated five-year cost of $110 million. The PSC of DC granted final approval of the APRP in August 2014, but opened a separate proceeding to consider the issue of the appropriate APRP cost recovery mechanism. On December 10, 2014, Washington Gas filed a joint motion, on behalf of all parties to the proceeding, requesting approval of a unanimous settlement agreement on the cost recovery issue. The settlement agreement authorizes a surcharge to recover the costs of the first five years of the accelerated pipe replacement program, including replacement activity starting in June of 2014. On January 29, 2015, the PSC of DC issued an order approving the settlement agreement. On May 19, 2015 an order was issued directing Washington Gas to modify its customer education plan to include the establishment of a dedicated hotline and email address for APRP matters.
Investigation into Washington Gas’ Cash Reimbursement to Competitive Service Providers (CSPs). On August 5, 2014, the Office of the People’s Counsel’s (“OPC”) of DC filed a complaint with the PSC of DC requesting that the Commission open an investigation into Washington Gas’ payments to CSPs who over-delivered natural gas supplies by $2.4 million during the 2008-2009 winter heating season. On December 19, 2014, the PSC of DC granted the OPC of DC’s request and opened a formal investigation. On June 11, 2015 the PSC of DC issued an order to render a partial summary judgment unless an objection was filed. The order did not specify what decision would be rendered under such summary judgment. On June 22, 2015, Washington Gas filed an opposition to partial summary judgment, and the OPC filed a response to the order. Washington Gas responded to OPC’s response on June 26, 2015. On July 23, 2015, the PSC of DC issued an order establishing a briefing schedule to address the issue of whether Washington Gas acted outside its applicable tariff by cashing out CSP over-deliveries of natural gas supplies.  Initial briefs are due within 30 days, and reply briefs are due within 45 days.
Weather Normalization Adjustment. On November 8, 2013, Washington Gas filed an application for approval of a Weather Normalization Adjustment (WNA) before the PSC of DC. The proposal would authorize Washington Gas to implement a rate design mechanism that would eliminate the variability of weather from the calculation of revenues and offer customers more stability in their bills, during the colder than normal winter heating season. On April 10, 2015, the PSC of DC denied Washington Gas' application for approval of a WNA, indicating that Washington Gas may request a WNA in its next base rate case.

Maryland Jurisdiction
Maryland Strategic Infrastructure Development and Enhancement Plan. On November 7, 2013, pursuant to the STRIDE law in Maryland, Washington Gas filed an application with the Public Service Commission of Maryland ("PSC of MD") for authority to implement a STRIDE Plan and to recover the reasonable and prudent costs associated with the infrastructure replacements through monthly surcharges. On May 6, 2014, the PSC of MD issued an order approving Washington Gas' first STRIDE Plan. On June 5, 2014, the Maryland Office of People’s Counsel filed an appeal of the PSC of MD’s May 6, 2014 order with the Circuit Court for Baltimore City. Washington Gas filed a notice on June 13, 2014 that it intended to participate in the appeal. On October 29, 2014, the parties to the appeal jointly requested that the proceedings be stayed pending the outcome of the appeal of a Baltimore Gas & Electric Company case that may be dispositive of the issues in the Washington Gas proceeding.
On December 18, 2014, the PSC of MD issued a letter order approving Washington Gas’ 2015 STRIDE project list targeting approximately $37 million in capital expenditures and surcharge factor subject to adjustments made by the staff of the PSC of MD.

On March 10, 2015, Washington Gas filed an application with the PSC of MD for approval of an amendment to the approved STRIDE Plan. Washington Gas requested approval to add one additional program applicable to gas distribution system replacements and four additional programs applicable to gas transmission system replacements at an incremental investment of $31.2 million in eligible infrastructure replacements over the remaining four years of the STRIDE Plan. On May

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

27, 2015, the Chief Public Utility Law Judge issued a proposed order approving, with modification, the proposed amendment to the approved STRIDE Plan. The proposed order allowed accelerated recovery through the surcharge mechanism of costs related to transmission system replacements located in Maryland, but disallowed accelerated recovery through the surcharge mechanism of costs related to transmission system replacements physically located outside of Maryland. Washington Gas appealed that portion of the decision in the proposed order disallowing accelerated cost recovery for transmission system replacements physically located outside of Maryland. On July 2, 2015, the PSC of MD issued Order No. 87064 affirming the proposed order. Under Order No. 87064, Washington Gas will be able to recover costs related to transmission plant replacements on an accelerated basis for projects located in Maryland, and through the normal base rate recovery mechanism for projects located outside Maryland. On July 30, 2015, Washington Gas filed an appeal of Order No. 87064 with the Circuit Court for Montgomery County to challenge the PSC of MD’s decision to deny recovery through the surcharge mechanism of costs related to transmission system replacement projects located outside of Maryland.
Virginia Jurisdiction
Affiliate Transactions. On June 5, 2013, Washington Gas submitted a petition for declaratory judgment  with the State Corporations Commission of Virginia ("SCC of VA") related to a proposed transfer to WGL Midstream of the remainder of the term of two agreements for natural gas storage service at the Washington Storage Service (WSS) and Eminence Storage Service (ESS) storage fields.  Specifically, Washington Gas sought a declaratory judgment that the SCC of VA did not have jurisdiction over the proposed transaction since the WSS and ESS agreements were no longer utilized to provide utility service and the SCC of VA was preempted by the federal authority over the transfers.  On April 15, 2015, the SCC of VA approved the transfer of WSS and ESS but did not issue a ruling on the request for declaratory judgment.
Steps to Advance Virginia's Energy Plan (SAVE) - Plan Amendment. On February 6, 2015, Washington Gas submitted an application to the SCC of VA requesting approval to amend its SAVE Plan to expand the scope of some existing programs, to include new distribution facilities replacement programs, and to add new programs to replace transmission facilities. Washington Gas proposed investing an additional $75.2 million to replace Virginia eligible infrastructure over the 2015-2017 period. On June 5, 2015, the SCC of VA approved the amended SAVE Plan; however the Commission denied a portion of the proposal to replace transmission facilities and a portion of the proposal to include new distribution facilities. The SCC of VA approved an incremental capital expenditure of $66 million through 2017. The new incremental factor began on August 1, 2015.
Virginia Gas Reserves. In the 2014 Session, the General Assembly of the Commonwealth of Virginia amended Title 56 of the Virginia Code. The legislative provisions are intended to encourage regulated utilities to invest in natural gas reserves, upstream pipelines and facilities that are reasonably expected to benefit customers by lowering costs, reducing volatility or lowering the utility’s supply risk. A regulated utility company can obtain the recovery through its rates charged to customers for the entire incurred cost, including the return of and a return on the investment in reserves, as well as all operating costs.

Pursuant to the law, on May 6, 2015, Washington Gas entered into a 20-year agreement with Energy Corporation of America (ECA) to acquire natural gas reserves through non-operating working interests in 25 producing wells located in Pennsylvania's Appalachian Basin for $126 million.
The purchase of the reserves is conditional upon approval by the SCC of VA. Washington Gas filed an application with the SCC of VA on May 12, 2015, for approval of the gas reserves purchase agreement with ECA as part of a Natural Gas Supply Investment Plan. Under a procedural schedule established by the SCC of VA to consider the application, a public hearing is scheduled on September 30, 2015. Under the law, the SCC of VA must issue a final decision on the application within 180 days, or by November 8, 2015.
Other Matters
New Labor Contract. Washington Gas entered into a new five-year labor contract with the Teamsters Local Union No. 96 (Local 96), a union affiliated with the International Brotherhood of Teamsters. The contract covers approximately 520 employees. The Teamsters ratified the contract on April 30, 2015 and is effective from June 1, 2015 through May 31, 2020. The contract includes, among other things: (i) annual wage increases from 2.75% to 3.25% and (ii) employment protection for each Local 96 employee from the date of commencement of the contract.

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
ITEM 4. CONTROLS AND PROCEDURES—WGL Holdings, Inc.
Senior management, including the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer of WGL, evaluated the effectiveness of WGL’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2015. Based on this evaluation process, the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that disclosure controls and procedures of WGL are effective. There have been no changes in the internal control over financial reporting of WGL during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of WGL.
ITEM 4. CONTROLS AND PROCEDURES—Washington Gas Light Company
Senior management, including the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer of Washington Gas, evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) of Washington Gas as of June 30, 2015. Based on this evaluation process, the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures of Washington Gas are effective. There have been no changes in the internal control over financial reporting of Washington Gas during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Washington Gas.

WGL Holdings, Inc.
Washington Gas Light Company
Part II—Other Information

ITEM 1. LEGAL PROCEEDINGS
The nature of our business ordinarily results in periodic regulatory proceedings before various state and federal authorities. For information regarding pending federal and state regulatory matters, see Note 13—Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.
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

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

WGL Holdings, Inc.
Washington Gas Light Company

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

WGL HOLDINGS, INC. and WASHINGTON GAS LIGHT COMPANY (Co-registrants)

Date: August 5, 2015	/s/ William R. Ford
William R. Ford
Vice President and Chief Accounting Officer (Principal Accounting Officer)