Form 10-K
period 2015-09-30
WGL HOLDINGS INC; WASHINGTON GAS LIGHT CO
filed 2015-11-19
CIK 1103601, 104819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended September 30, 2015

Commission File Number	Exact name of registrant as specified in its charter and principal office address and telephone number	State of Incorporation	I.R.S. Employer Identification No.
1-16163	WGL Holdings, Inc. 101 Constitution Ave., N.W. Washington, D.C. 20080 (703) 750-2000	Virginia	52-2210912
0-49807	Washington Gas Light Company 101 Constitution Ave., N.W. Washington, D.C. 20080 (703) 750-4440	District of Columbia and Virginia	53-0162882

Securities registered pursuant to Section 12(b) of the Act (as of September 30, 2015):
Title of each class	Name of each exchange on which registered
WGL Holdings, Inc. common stock, no par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act (as of September 30, 2015):
Title of each class	Name of each exchange on which registered
Washington Gas Light Company preferred stock, cumulative, without par value:
$4.25 Series	Over-the-Counter Bulletin Board
$4.80 Series	Over-the-Counter Bulletin Board
$5.00 Series	Over-the-Counter Bulletin Board
Indicate by check mark if each registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

WGL Holdings, Inc.	Yes [✓] No [ ]
Washington Gas Light Company	Yes [ ] No [✓]
Indicate by check mark if each registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [   ]  No [✓]
Indicate by check mark whether each registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes [✓]  No [   ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [✓]  No [   ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
WGL Holdings, Inc.:

Large Accelerated Filer [✓]	Accelerated Filer [ ]	Non-Accelerated Filer [ ]	Smaller Reporting Company [ ]
(Do not check if a smaller reporting company)
Washington Gas Light Company:

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [✓]	Smaller Reporting Company [ ]
(Do not check if a smaller reporting company)
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes [   ]  No [✓]
The aggregate market value of the voting common equity held by non-affiliates of the registrant, WGL Holdings, Inc., amounted to $2,785,557,535 as of March 31, 2015.
WGL Holdings, Inc. common stock, no par value outstanding as of October 31, 2015: 49,831,775 shares.
All of the outstanding shares of common stock ($1 par value) of Washington Gas Light Company were held by WGL Holdings, Inc. as of October 31, 2015.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of WGL Holdings, Inc.’s definitive Proxy Statement and Washington Gas Light Company’s definitive Information Statement in connection with the 2016 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and 14C not later than 120 days after September 30, 2015, are incorporated in Part III of this report.

WGL Holdings, Inc.
Washington Gas Light Company
For the Fiscal Year Ended September 30, 2015

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
SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
Certain matters discussed in this report, excluding historical information, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the outlook for earnings, revenues and other future financial business performance or strategies and expectations. Forward-looking statements are typically identified by words such as, but not limited to, “estimates,” “expects,” “anticipates,” “intends,” “believes,” “plans,” and similar expressions, or future or conditional verbs such as “will,” “should,” “would” and “could.” Although the registrants believe such forward-looking statements are based on reasonable assumptions, they cannot give assurance that every objective will be achieved. Forward-looking statements speak only as of today, and the registrants assume no duty to update them. Factors that could cause actual results to differ materially from forward-looking statements or historical performance include those discussed in Item 1A. Risk Factors and may include, but are not limited to the following:

•
the level and rate at which we incur costs and expenses, and the extent to which we are allowed to recover from customers, through the regulatory process, such costs and expenses relating to constructing, operating and maintaining Washington Gas’ distribution system;

•	the availability of natural gas and electricity supply, interstate pipeline transportation and storage capacity;

•
factors beyond our control that affect the ability of natural gas producers, pipeline gatherers and natural gas processors to deliver natural gas into interstate pipelines for delivery to the entrance points of Washington Gas’ distribution system;

•	security breaches of our information technology infrastructure, including cyber attacks and cyber-terrorism;

•
leaks, mechanical problems, incidents or other operational issues in our natural gas distribution system, including the effectiveness of our efforts to mitigate the effects of receiving low-HHC natural gas;

•	changes and developments in economic, competitive, political and regulatory conditions;

•	unusual weather conditions and changes in natural gas consumption patterns;

•	changes in energy commodity market conditions, including the relative prices of alternative forms of energy such as electricity, fuel oil and propane;

•	changes in the value of derivative contracts and the availability of suitable derivative counterparties;

•	changes in our credit ratings, disruptions in credit market and equity capital market conditions or other factors that may affect our access to and cost of capital;

•	factors affecting the timing of construction and the effective operation of pipelines in which we have invested;

•	the creditworthiness of customers; suppliers and derivatives counterparties;

•	changes in laws and regulations, including tax, environmental, pipeline integrity and employment laws and regulations;

•	legislative, regulatory and judicial mandates or decisions affecting our business operations;

•	the timing and success of business and product development efforts and technological improvements;

•	the level of demand from government agencies and the private sector for commercial energy systems, and delays in federal government budget appropriations;

•	the pace of deregulation of energy markets and the availability of other competitive alternatives to our products and services;

•	changes in accounting principles;

•	our ability to manage the outsourcing of several business processes, including the transition of certain processes to new third party vendors;

•	strikes or work stoppages by unionized employees;

•	acts of nature and catastrophic events, including terrorist acts and

•	decisions made by management and co-investors in non-controlled investees.
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

Business Process Outsourcing (BPO) Agreement: An agreement whereby a service provider performs certain ongoing support functions.

CARE Ratemaking Adjustment (CRA): A billing mechanism in the state of Virginia that is designed to minimize the effect of factors such as conservation on utility net revenues.

City Gate: A point or measuring station at which a gas distribution company such as Washington Gas receives natural gas from an unaffiliated pipeline or transmission system.

Competitive Service Provider (CSP): Also referred to as Third Party Marketer (see definition below).

Commercial Energy Systems: Includes the operations of WGL Energy Systems, Inc. and WGSW, Inc.

Conservation and Ratemaking Efficiency (CARE Plan): Provides for the CRA as well as cost effective conservation and energy efficient programs.

Cooling Degree Day (CDD): A measure of the variation in weather based on the extent to which the daily average temperature is above 65 degrees Fahrenheit.

Crab Run: Crab Run Gas Company was the limited partner in the Western/Crab Run Limited Partnership which was formed to manage oil and gas properties. WGL owns all of the shares of common stock of Crab Run Gas Company but sold its interest in the limited partnership to the managing partner on February 5, 2015.

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

Earnings Before Interest and Taxes (EBIT): A performance measure that includes operating income, other income (expense) and earnings from unconsolidated affiliates. EBIT is used in assessing the results of each segment's operations.

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

Firm Customers: Customers whose natural gas supply will not be disrupted by the regulated utility to meet the needs of other customers. Typically, this class of customer comprises residential customers and most commercial customers.

Generally Accepted Accounting Principles (GAAP): A standard framework of accounting rules used to prepare, present and report financial statements in the United States of America.

WGL Holdings, Inc.
Washington Gas Light Company
Part I

Gross Margin: A non-GAAP measure calculated as operating revenues, less the associated cost of energy and applicable revenue taxes. Gross margin is used to measure the success of the retail energy-marketing segment’s core strategy for the sale of natural gas and electricity.

Hampshire: Hampshire Gas Company provides regulated interstate natural gas storage services to Washington Gas under a FERC approved interstate storage service tariff.

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

Lower-of-Cost or Market: The process of adjusting the value of inventory to reflect the lesser of its original cost or its current market value.

Mark-to-Market: The process of adjusting the carrying value of an asset or liability to reflect its current fair value.

Midstream Energy Services: The midstream energy services segment includes the operations of WGL Midstream, Inc.

New Customer Meters Added: Natural gas meters that are newly connected to a building structure within the Washington Gas distribution system. Service may or may not have been activated.

Normal Weather: A forecast of expected HDDs or CDDs based on historical HDD or CDD data.

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

Regulated Utility Segment: Includes the operations of Washington Gas the operations of Hampshire.

Renewable Energy Credits (RECs): a certificate representing the “green attributes” of one megawatt-hour (MWh) of electricity generated from renewable energy.

Retail Energy-Marketing Segment: Sales of natural gas and electricity to end users by our subsidiary, WGL Energy Services, Inc. that are not price regulated.

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

Sendout: The total amount of gas that flows into Washington Gas' distribution system within a certain interval of time.

Service Area: The region in which Washington Gas operates. The service area includes the District of Columbia, and the surrounding metropolitan areas in Maryland and Virginia.

Steps to Advance Virginia’s Energy Plan (SAVE Plan): An accelerated pipe replacement plan that provides a recovery mechanism for costs of eligible infrastructure replacements in the state of Virginia.

Strategic Infrastructure Development and Enhancement Plan (STRIDE Plan): An accelerated pipe replacement plan that provides a recovery mechanism for reasonable and prudent costs associated with infrastructure replacements in the state of Maryland.

Tariffs: Documents approved by the regulatory commission in each jurisdiction that set the prices Washington Gas may charge and the practices it must follow when providing utility service to its customers.

WGL Holdings, Inc.
Washington Gas Light Company
Part I

Therm: A natural gas unit of measurement that includes a standard measure for heating value. We report our natural gas sales and deliveries in therms. A therm of gas contains 100,000 British thermal units of heat, or the energy equivalent of burning approximately 100 cubic feet of natural gas under normal conditions. Ten million therms equal approximately one billion cubic feet of natural gas. A dekatherm is 10 therms and is abbreviated Dth.

Third Party Marketer: Unregulated companies that sell natural gas and electricity directly to retail customers. WGL Energy Services, an affiliate of Washington Gas and a wholly owned subsidiary company of Washington Gas Resources Corporation, is a third-party marketer.

Unbundling: The separation of the delivery of natural gas or electricity from the sale of these commodities and related services that, in the past, were provided only by a regulated utility.

Utility Net Revenues: A measure used by the regulated utility segment which is calculated as operating revenues less the associated cost of gas and applicable revenue taxes. For the regulated utility, the cost of gas associated with sales to customers and revenue taxes are generally pass through amounts.

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

 Weather Normalization Adjustment (WNA): A billing adjustment mechanism in Virginia that is designed to minimize the effect of variations from normal weather on utility net revenues.

WGL: WGL Holdings, Inc. is a holding company that is the parent company of Washington Gas Light Company and other subsidiaries.

WGL Energy Services: WGL Energy Services, Inc. is a subsidiary of Washington Gas Resources Corporation that sells natural gas and electricity to retail customers on an unregulated basis.

WGL Energy Systems: WGL Energy Systems, Inc. is a subsidiary of Washington Gas Resources Corporation, which provides commercial energy efficient and sustainable solutions to government and commercial clients.

WGL Midstream: WGL Midstream, Inc. is a subsidiary of Washington Gas Resources that engages in acquiring and optimizing natural gas storage and transportation assets.

WGSW: WGSW, Inc. is a subsidiary of Washington Gas Resources Corporation that was formed to invest in certain renewable energy projects.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business

ITEM 1.  BUSINESS

CORPORATE OVERVIEW
WGL HOLDINGS, INC.
WGL was established on November 1, 2000 as a Virginia corporation. Through our wholly owned subsidiaries, we sell and deliver natural gas and provide energy-related products and services to customers primarily in the District of Columbia and the surrounding metropolitan areas in Maryland and Virginia, although our non-utility segments provide various energy services across the United States. WGL promotes the efficient use of clean natural gas and renewable energy to improve the environment for the benefit of customers, investors, employees, and the communities it serves. WGL owns all of the shares of common stock of Washington Gas, Washington Gas Resources, Hampshire and Crab Run. Washington Gas Resources owns four unregulated subsidiaries that include WGL Energy Services, WGL Energy Systems, WGL Midstream and WGSW. Additionally, several subsidiaries of WGL own interests in other entities, some of which are disregarded and others of which are treated as partnerships for tax purposes.

WGL*

Washington Gas Regulated Utility	Hampshire Regulated Utility		Washington Gas Resources*

WGL Energy Services Retail Energy-Marketing	WGL Energy Systems Commercial Energy Systems	WGSW Commercial Energy Systems	WGL Midstream Midstream Energy Services

*Holding company whose stand alone results are reported in "other activities".
Industry Segments
Our segments include regulated utility, retail energy-marketing, commercial energy systems and midstream energy services. Transactions and activities not specifically identified in one of these four segments are reported as “Other Activities.” The four segments are described below.
REGULATED UTILITY SEGMENT
Washington Gas Light Company
The regulated utility segment consists of Washington Gas and Hampshire and represents approximately 80% of WGL’s total assets. Washington Gas is a regulated public utility that sells and delivers natural gas to retail customers in accordance with tariffs approved by regulatory commissions in the District of Columbia and adjoining areas in Maryland, Virginia and several cities and towns in the northern Shenandoah Valley of Virginia. Washington Gas has been engaged in the natural gas distribution business since its incorporation by an Act of Congress in 1848. Washington Gas has been a Virginia corporation since 1953 and a corporation of the District of Columbia since 1957.
Washington Gas provides regulated distribution or delivery of natural gas to retail customers under tariff rates designed to provide for a return on and return of the investment used in providing that service. The rates are also designed to provide for recovery of operating expenses and taxes incurred in providing that service. Washington Gas also sells natural gas to customers who have not elected to purchase natural gas from unregulated third party marketers (refer to the section entitled “Natural Gas Unbundling”). Washington Gas recovers the cost of the natural gas purchased to serve firm customers through recovery mechanisms as approved in jurisdictional tariffs. Any difference between gas costs incurred on behalf of firm customers and the gas costs recovered from those customers is deferred on the balance sheet as an amount to be collected from or refunded to

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

customers in future periods. Therefore, increases or decreases in the cost of gas associated with sales made to firm customers have no direct effect on Washington Gas’ net revenues and net income. However, to the extent Washington Gas does not have regulatory mechanisms in place to mitigate the indirect effects of higher gas prices, such as: (i) lower natural gas consumption caused by customer conservation; (ii) increased short-term interest expense to finance a higher natural gas storage and accounts receivables balances and (iii) higher expenses for uncollectible accounts, its net income may decrease.
Washington Gas, under its asset optimization program, makes use of storage and transportation capacity resources when those assets are not required to serve utility customers. The objective of this program is to derive a profit to be shared with its utility customers by entering into commodity-related physical and financial contracts with third parties (refer to the section entitled “Asset Optimization” for further discussion of the asset optimization program). Unless otherwise noted, therm deliveries reported for the regulated utility segment do not include deliveries related to the asset optimization program.
At September 30, 2015, Washington Gas’ service area had a population estimated at 5.5 million and included approximately 2.0 million households and commercial structures. Washington Gas operations are such that the loss of any one customer or group of customers would not have a significant adverse effect on its business. The following table lists the number of active customer meters and therms delivered by jurisdiction as of and for the year ended September 30, 2015 and 2014, respectively.

Active Customer Meters and Therms Delivered by Jurisdiction
Jurisdiction	Active Customer Meters as of September 30, 2015	Millions of Therms Delivered Fiscal Year Ended September 30, 2015	Active Customer Meters as of September 30, 2014	Millions of Therms Delivered Fiscal Year Ended September 30, 2014

District of Columbia	157,010	316.3	155,993	317.8
Maryland	460,745	930.7	454,273	891.7
Virginia	512,110	684.9	506,777	679.4
Total	1,129,865	1,931.9	1,117,043	1,888.9
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
The regulated utility segment reported total operating revenues related to gas sales and deliveries to external customers of approximately $1.3 billion, $1.4 billion, and $1.2 billion in fiscal years ended September 30, 2015, 2014 and 2013, respectively.
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

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

District of Columbia Jurisdiction
The PSC of DC consists of three full-time members who are appointed by the Mayor with the advice and consent of the District of Columbia City Council. The term of each commissioner is four years with no limitations on the number of terms that can be served. The PSC of DC has no time limitation within which it must make decisions regarding modifications to base rates charged by Washington Gas to its customers; however, it targets resolving pending rate cases within three months of the close of record.
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
Either of two methods may be used to request a modification of existing rates. Washington Gas may file an application for a general rate increase, in which it may propose new adjustments to the cost of service that are different from those previously approved for Washington Gas by the SCC of VA, as well as a revised return on equity. The proposed rates under this process may take effect 150 days after the filing, subject to refund pending the outcome of the SCC of VA’s action on the application.
Alternatively, an expedited rate case procedure allows proposed rate increases to be effective 30 days after the filing date, subject to refund. Under this procedure, Washington Gas may not propose new adjustments for issues not approved in its last general rate case, or request a change in its authorized return on common equity. Once filed, other parties may propose new adjustments or a change in the cost of capital from the level authorized in its last general rate case. The expedited rate case procedure may not be available if the SCC of VA decides that there has been a substantial change in circumstances since the last general rate case filed by Washington Gas.
Seasonality of Business Operations
Washington Gas’ business is weather-sensitive and seasonal because the majority of its business is derived from residential and small commercial customers who use natural gas for space heating. Excluding deliveries for electric generation, in fiscal year 2015 and 2014, approximately 80% and 79%, respectively, of the total therms delivered in Washington Gas’ service area occurred during its first and second fiscal quarters. Washington Gas’ earnings are typically generated during these two quarters, and Washington Gas typically incurs net losses in the third and fourth fiscal quarters. The seasonal nature of the business creates large variations in short-term cash requirements, primarily due to the season-to-season fluctuations in the level of customer accounts receivable, unbilled revenues and storage gas inventories. Washington Gas finances these seasonal requirements primarily through the sale of commercial paper and unsecured short-term bank loans. For information on our management of weather risk, refer to the section entitled “Weather Risk” in Management’s Discussion and Analysis. For information about management of cash requirements, refer to the section entitled “Liquidity and Capital Resources” in Management’s Discussion and Analysis.
Non-Weather Related Changes in Natural Gas Consumption Patterns
Natural gas supply requirements for the utility are affected by changes in the natural gas consumption patterns of our customers that are driven by factors other than weather. Natural gas usage per customer may decline as customers change their consumption patterns in response to: (i) more volatile and higher natural gas prices; (ii) customer upgrades to more energy efficient appliances and building structures and (iii) a decline in the economy in the region in which we operate.
For each jurisdiction in which Washington Gas operates, changes in customer usage profiles are reflected in rate case proceedings and rates are adjusted accordingly. Changes in customer usage by existing customers that occur subsequent to rate case proceedings in Maryland generally will not change revenues because the RNA mechanism stabilizes the level of delivery charge revenues received from customers.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

In Virginia, decoupling rate mechanisms for residential, small commercial and industrial and group metered apartment customers permit Washington Gas to adjust revenues for non-weather related changes in customer usage. The WNA and the CRA are billing mechanisms that together eliminate the effects of both weather and other factors such as conservation.
In the District of Columbia, decrease in customer usage that occurs subsequent to rate case proceeding would have the effect of reducing revenues, which could be offset by additions of new customers.
Natural Gas Supply and Capacity
Capacity and Supply Requirements
Washington Gas must contract for reliable and adequate natural gas supplies, interstate pipeline capacity and storage capacity to provide natural gas to its distribution system, while considering: (i) the dynamics of the commodity supply and interstate pipeline and storage capacity markets; (ii) its own on-system natural gas peaking facilities and (iii) the characteristics of its customer base. Energy-marketing companies that sell natural gas to customers located within Washington Gas’ service territory are responsible for acquiring natural gas for their customers; however, Washington Gas allocates certain storage and pipeline capacity related to these customers in accordance with regulatory requirements.
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

Washington Gas obtains natural gas supplies that originate from multiple regions throughout the United States. At September 30, 2015 and 2014, Washington Gas had service agreements with four pipeline companies that provided firm transportation and/or storage services directly to Washington Gas’ city gate. For fiscal year 2015, these contracts have expiration dates ranging from fiscal years 2016 to 2034. Additionally, Washington Gas has contracted with various interstate pipeline and storage companies to add to its storage and transportation capacity starting in fiscal years 2016-2019 and continues to monitor other opportunities to acquire or participate in obtaining additional pipeline and storage capacity that will support customer growth and improve or maintain the high level of service expected by its customer base.
Asset Optimization Derivative Contracts
Under the asset optimization program, Washington Gas utilizes its storage and transportation capacity resources when they are not being used to serve its utility customers. Washington Gas executes commodity-related physical and financial contracts in the form of forwards, futures and options as part of an asset optimization program that is managed by its internal staff. These transactions are accounted for as derivatives. The objective of this program is to derive a profit to be shared with Washington Gas' utility customers. Washington Gas enters into these derivative transaction contracts to lock in operating margins that will ultimately be shared between Washington Gas customers and shareholders. Because these sharing mechanisms are approved by our regulators in all three jurisdictions, any changes in fair value of the derivatives are recorded through earnings or as regulatory assets or liabilities if realized gains and losses will be included in the rates charged to customers.
The derivatives used under this program are subject to fair value accounting treatment which may cause significant period-to-period volatility in earnings from unrealized gains and losses associated with changes in fair value for the portion of net profits attributed to shareholders. However, this volatility does not change the locked in operating margins that Washington Gas expects to realize from these transactions. All physically and financially settled contracts under our asset optimization program are reported on a net basis in the statements of income in “Utility cost of gas.” Total net margins including unrealized gains and losses recorded to “Utility cost of gas” after sharing and management fees associated with all asset optimization transactions for the years ended September 30, 2015, 2014 and 2013 was a net gain of $27.9 million and net losses of $35.4 million and $33.2 million, respectively.
Refer to the sections entitled “Results of Operations — Regulated Utility” and “Market Risk” in Management’s Discussion and Analysis for further discussion of the asset optimization program and its effect on earnings.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

Annual Sendout
As reflected in the table below, Washington Gas received natural gas from multiple sources in fiscal year 2015 and expects to use those same sources to satisfy customer demand in fiscal year 2016. Firm transportation denotes gas transported directly to the entry point of Washington Gas’ distribution system in contractual volumes. Transportation storage denotes volumes stored by a pipeline during the spring, summer and fall for withdrawal and delivery to the Washington Gas distribution system during the winter heating season to meet load requirements. Peak load requirements are met by: (i) underground natural gas storage at the Hampshire storage field; (ii) the local production of propane air plants located at Washington Gas-owned facilities in Rockville, Maryland (Rockville Station) and in Springfield, Virginia (Ravensworth Station) and (iii) other peak-shaving resources. Unregulated third party marketers acquire interstate pipeline and storage capacity and the natural gas commodity on behalf of Washington Gas’ delivery service customers under customer choice programs. Washington Gas also provides transportation, storage and peaking resources to unregulated third party marketers (refer to the section entitled “Natural Gas Unbundling”). These retail marketers have natural gas delivered to the entry point of Washington Gas’ distribution system on behalf of those utility customers that have decided to acquire their natural gas commodity on an unbundled basis, as discussed below.

Excluding the sendout of sales and deliveries of natural gas used for electric generation, the following table outlines total sendout of the system. The sources of delivery and related volumes that were used to satisfy the requirements of fiscal year 2015 and those projected for pipeline year 2016 are shown in the following table.

Sources of Delivery for Annual Sendout
(In millions of therms)	Fiscal Year
Sources of Delivery	Actual 2014	Actual 2015	Projected 2016 (a)
Firm Transportation	622	683	604
Transportation Storage	269	314	267
Hampshire Storage, Company-Owned Propane-Air Plants, and other Peak-Shaving Resources	20	26	21
Unregulated Third Party Marketers	851	841	786
Total	1,762	1,864	1,678
(a) Based on normal weather.
Design Day Sendout
The effectiveness of Washington Gas’ capacity resource plan is largely dependent on the sources used to satisfy forecasted and actual customer demand requirements for its design day. For planning purposes, Washington Gas assumes that all interruptible customers will be curtailed on the design day. Washington Gas’ forecasted design day demand for the 2015-2016 winter season is 19.6 million therms and Washington Gas’ projected sources of delivery for design day sendout is 20.6 million therms. This provides a reserve margin of approximately 6.3%. Washington Gas plans for the optimal utilization of its storage and peaking capacity to reduce its dependency on firm transportation and to lower pipeline capacity costs. The following table reflects the sources of delivery that are projected to be used to satisfy the forecasted design day sendout estimate for fiscal year 2016.

Projected Sources of Delivery for Design Day Sendout
(In millions of therms)	Fiscal Year 2016
Sources of Delivery	Volumes	Percent
Firm Transportation	6.1	29%
Transportation Storage	8.5	41%
Hampshire Storage, Company-Owned Propane-Air Plants and other Peak-Shaving Resources	5.9	29%
Unregulated Third Party Marketers	0.1	1%
Total	20.6	100%
Natural Gas Unbundling

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

At September 30, 2015, customer choice programs for natural gas customers were available to all of Washington Gas’ regulated utility customers in the District of Columbia, Maryland and Virginia. These programs allow customers to purchase their natural gas from unregulated third party marketers, rather than purchasing this commodity as part of a bundled service from the local utility. Of Washington Gas’ 1.1 million active customers at September 30, 2015, approximately 184,900 customers purchased their natural gas commodity from unregulated third party marketers.

The following table provides the status of customer choice programs in Washington Gas’ jurisdictions at September 30, 2015.

Participation in Customer Choice Programs
At September 30, 2015
Jurisdiction	Customer Class	Eligible Customers
		Total	% Participating
District of Columbia	Firm:
	Residential	144,336	11%
	Commercial	12,504	34%
	Interruptible	170	92%
Maryland	Firm:
	Residential	430,353	22%
	Commercial	30,196	45%
	Interruptible	194	99%
	Electric Generation	2	100%
Virginia	Firm:
	Residential	483,033	10%
	Commercial	28,847	33%
	Interruptible	230	79%
Total		1,129,865
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
Competition
The Natural Gas Delivery Function
The natural gas delivery function, the core business of Washington Gas, continues to be regulated by local and state regulatory commissions. In developing this core business, Washington Gas has invested $4.5 billion as of September 30, 2015 to construct and operate a safe and reliable distribution system. Because of the high fixed costs and significant safety and environmental considerations associated with building and operating a distribution system, Washington Gas expects to continue being the only owner and operator of a distribution system in its current franchise area for the foreseeable future. The nature of Washington Gas’ customer base and the distance of most customers from interstate pipelines mitigate the threat of bypass of its facilities by other potential delivery service providers.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

Competition with Other Energy Products
Washington Gas faces competition based on customers’ preference for other energy products and the prices of those products compared to natural gas. In the residential market, which generates a significant portion of Washington Gas’ net income, the most significant product competition occurs between natural gas and electricity. Because the cost of electricity is affected by the cost of fuel used to generate electricity, such as natural gas, Washington Gas generally maintains a price advantage over competitive electricity supply in its service area for traditional residential uses of energy such as heating, water heating and cooking. Washington Gas continues to attract the majority of the new residential construction market in its service territory, and consumers’ continuing preference for natural gas allows Washington Gas to maintain a strong market presence. The following table lists the new customer meters added by jurisdiction and major rate class for the year ended September 30, 2015.

New Customer Meters by Area
	Residential	Commercial and Interruptible	Group Metered Apartments	Total
Maryland	5,391	297	20	5,708
Virginia	5,116	430	—	5,546
District of Columbia	716	101	28	845
Total	11,223	828	48	12,099
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
Critical Factors
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
RETAIL ENERGY-MARKETING SEGMENT
Description
The retail energy-marketing segment consists of the operations of WGL Energy Services, which competes with regulated utilities and other unregulated third party marketers to sell natural gas and/or electricity directly to residential, commercial and industrial customers in Maryland, Virginia, Delaware, Pennsylvania and the District of Columbia. WGL Energy Services is subject to regulation by the public service regulatory commissions of the states in which the company is authorized as a competitive service provider. These regulatory commissions: (i) authorize WGL Energy Services to provide service, (ii) review certain terms and conditions of service, (iii) establish the regulatory rules for interactions between the utility and the competitive service provider and (iv) issue orders and promulgate rules that establish the broad structure and conduct of retail energy markets. Changes to the rules, rates and orders by the regulatory commissions may affect WGL Energy Services’ financial performance.
WGL Energy Services buys natural gas and electricity with the objective of earning a profit through competitively priced sales contracts with end-users. These commodities are delivered to retail customers through the distribution systems owned by regulated utilities. Washington Gas is one of several utilities that deliver gas to, and on behalf of, WGL Energy Services. Unaffiliated electric utilities deliver all of the electricity sold. Additionally, WGL Energy Services bills its customers either independently or through the billing services of the regulated utilities that deliver its commodities. Refer to Note 18—Related Party Transactions of the Notes to Consolidated Financial Statements for further discussion of our purchase of receivables program.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

WGL Energy Services also sells wind and other RECs and carbon offsets to retail customers. WGL Energy Services owns five solar generating assets which are dedicated to specific customers. The results of operations for these assets are reported within the Commercial Energy Systems segment. WGL Energy Services does not own or operate any other electric generation, transmission or distribution assets.
At September 30, 2015, WGL Energy Services served approximately 143,800 residential, commercial and industrial natural gas customer accounts and approximately 138,000 residential, commercial and industrial electricity customer accounts located in Maryland, Virginia, Delaware, Pennsylvania and the District of Columbia. Its customer concentration is such that the loss of any one customer or group of customers would not have a significant adverse effect on its business.
The retail energy-marketing segment’s total operating revenues were $1.3 billion for each of the fiscal years ended September 30, 2015, 2014 and 2013.
Seasonality of Business Operations
The operations of WGL Energy Services are seasonal, with larger amounts of electricity being sold in the summer months and larger amounts of natural gas being sold in the winter months. Working capital requirements can vary significantly during the year and these variations are financed through internally generated funds and WGL’s issuance of commercial paper and unsecured short-term bank loans. WGL Energy Services accesses these funds through the WGL money pool. For a discussion of the WGL money pool, refer to the section entitled “Money Pool” in Management’s Discussion and Analysis.
Natural Gas and Electricity Supply
WGL Energy Services contracts for storage and pipeline capacity to meet its customers’ needs primarily through transportation releases and storage services allocated from the utility companies in the various service territories in which it provides retail energy commodity.
On February 20, 2013, WGL Energy Services entered into a five-year secured supply arrangement with Shell Energy North America (US), LP (Shell Energy). Under this arrangement, WGL Energy Services has the ability to purchase the majority of its power, natural gas and related products from Shell Energy in a structure that reduces WGL Energy Services’ cash flow risk from collateral posting requirements. While Shell is intended to be the majority provider of natural gas and electricity, WGL Energy Services retains the right to purchase supply from other providers.
Natural gas supplies are delivered to WGL Energy Services’ market territories through several interstate natural gas pipelines. To supplement WGL Energy Services’ natural gas supplies during periods of high customer demand, WGL Energy Services maintains gas storage inventory in storage facilities that are assigned by natural gas utilities such as Washington Gas. This storage inventory enables WGL Energy Services to meet daily and monthly fluctuations in demand and to minimize the effect of market price volatility.
The PJM Interconnection (PJM) is a regional transmission organization that regulates and coordinates generation supply and the wholesale delivery of electricity in the states and jurisdictions where WGL Energy Services operates. WGL Energy Services buys wholesale and sells retail electricity in the PJM market territory, subject to its rules and regulations. PJM requires that its market participants have sufficient load capacity to serve their customers’ load requirements.
Competition
Natural Gas
WGL Energy Services competes with regulated gas utilities and other third party marketers to sell natural gas to customers both inside and outside of the Washington Gas service area. Marketers of natural gas compete largely on price; therefore, gross margins are relatively small. To provide competitive pricing to its retail customers and in adherence to its risk management policies and procedures, WGL Energy Services manages its natural gas contract portfolio by attempting to closely match the commitments for gas deliveries from wholesale suppliers with requirements to serve retail sales customers. For a discussion of WGL Energy Services’ exposure to and management of price risk, refer to the section entitled “Market Risk—Price Risk Related to the Retail Energy-Marketing Segment” in Management’s Discussion and Analysis.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

Electricity
WGL Energy Services competes with regulated electric utilities and other third party marketers to sell electricity to customers. Marketers of electric supply compete largely on price; therefore, gross margins are relatively small. To provide competitive pricing to its retail customers and in adherence to its risk management policies and procedures, WGL Energy Services manages its electricity contract portfolio by attempting to closely match the commitment for electricity deliveries from suppliers with requirements to serve sales customers. For a discussion of WGL Energy Services’ exposure to and management of price risk, refer to the section entitled “Market Risk—Price Risk Related to the Retail Energy-Marketing Segment” in Management’s Discussion and Analysis.
WGL Energy Services’ residential and small commercial electric customer growth opportunities are significantly affected by the price for Standard Offer Service (SOS) offered by electric utilities. These rates are periodically reset for each customer class based on the regulatory requirements in each jurisdiction. Customer growth opportunities either expand or contract due to the relationship of these SOS rates to current market prices.
Critical Factors
Factors critical to managing the retail energy-marketing segment include:

•
managing the market risk of the difference between the price committed to customers under sales contracts and the cost of natural gas and electricity needed to satisfy these commitments, including PJM costs and costs to meet renewable portfolio standards;

•	managing credit risks associated with customers and suppliers;

•
having sufficient deliverability of natural gas and electric supplies and transportation to serve the demand of its customers, which can be affected by the ability of natural gas producers, pipeline gatherers, natural gas processors, interstate pipelines, electricity generators and regional electric transmission operators to deliver the respective commodities;

•	access to sources of financial liquidity;

•	controlling the level of selling, general and administrative expenses, including customer acquisition expenses and

•	access to markets through customer choice programs or other forms of deregulation.
COMMERCIAL ENERGY SYSTEMS SEGMENT
Description
The commercial energy systems segment consists of the operations of WGL Energy Systems, WGSW and the results of operations of affiliate owned commercial distributed energy projects. This segment focuses on clean and energy efficient solutions for its customers, driving earnings through (i) owning and operating distributed generation assets such as Solar Photovoltaic (solar PV) systems, combined heat and power plants, and natural gas fuel cells and (ii) operating as a general contractor to upgrade the mechanical, electrical, water and energy-related infrastructure of large governmental and commercial facilities by implementing both traditional and alternative energy technologies. This segment has assets and activities across the United States.

As of September 30, 2015 and 2014, this segment owned $369.3 million and $242.7 million, respectively, of operating distributed generation assets, generating a total of 147,451 megawatt hours in fiscal year 2015 and 85,141 megawatt hours in fiscal year 2014, respectively. Additionally, as of September 30, 2015, there was $107.0 million of signed projects under construction. These distributed generation assets drive revenue through the sale of renewable power generation under long-term power purchase agreements and the sale of renewable energy credits. As of September 30, 2015, the assets in service have generated $122.7 million in investment tax credits and grants for eligible projects. These credits and grants are recognized as reductions in tax expense by amortizing them over the useful life of the underlying assets, typically 30 years.
Competition
There are many competitors in this business segment. In the renewable energy and distributed generation market, competitors primarily include other developers, tax equity investors, distributed generation asset owner firms and lending institutions. Within the government sector, competitors primarily include companies contracting with customers under Energy Savings Performance Contracting (ESPC) as well as utilities providing services under Utility Energy Saving Contracts (UESC). WGL Energy Systems competes on the basis of strong customer relationships developed over many years of implementing successful projects, developing and maintaining strong supplier relationships, and focusing in areas where it can bring relevant expertise.
Critical Factors

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

Factors critical to the success of the commercial energy systems segment include: (i) generating adequate sales commitments from distributed generation channel partners and customers; (ii) generating adequate sales commitments from the government and private sectors in the facility construction and retrofit markets; (iii) building a stable base of customer relationships; (iv) estimating and managing fixed-price contracts with contractors; (v) managing selling, general and administrative expenses; (vi) managing price and operational risk associated with distributed energy projects and (vii) successful operation and optimization of commercial assets.
MIDSTREAM ENERGY SERVICES SEGMENT
Description
The Midstream Energy Services segment, which consists of the operations of WGL Midstream, engages in investing in and optimizing natural gas pipelines and storage facilities in the Midwest and Eastern United States. At September 30, 2015, WGL Midstream had pipeline investments totaling $73.4 million. For a discussion of WGL Midstream's pipeline investments, refer to the section entitled "Liquidity and Capital Resources--Pipeline Investments" in Management's Discussion and Analysis.
WGL Midstream provides natural gas related solutions to its customers and counterparties including producers, utilities, local distribution companies, power generators, wholesale energy suppliers, LNG exporters, pipelines and storage facilities. Moreover, WGL Midstream contracts for storage and pipeline capacity in its asset optimization activities through both long term contracts and short term transportation releases. WGL Midstream also contracts for physical natural gas sales and purchases on both a long term and short term basis.
WGL Midstream enters into both physical and financial derivative transactions to mitigate risks while seeking to maximize potential profits from the optimization of the transportation and storage assets it has under contract. These derivatives may cause significant period-to-period volatility in earnings as recorded under GAAP; however, this volatility will not change the operating margins that WGL Midstream expects to realize from sales to customers or counterparties.
WGL Midstream seeks to manage price risk exposure under its risk management policy by matching its forward physical and financial positions with its asset base. For a discussion of WGL Midstream’s exposure to and management of price risk, refer to the section entitled “Market Risk-Price Risk Related to the Other Non-Utility Segment” in Management’s Discussion and Analysis.

Competition
WGL Midstream competes with other midstream infrastructure and energy services companies, wholesale energy suppliers, producers and other non-utility affiliates of regulated utilities for the acquisition of natural gas storage and transportation assets.
Price Volatility
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
Critical Factors
Factors critical to the success of WGL Midstream’s operations include: (i) ensuring pipeline investment projects are on time and on budget within set parameters; (ii) internal risk management policies; (iii) winning business in a competitive marketplace; (iv) managing credit risks associated with customers and counterparties; (v) maintaining and leveraging expertise in managing and optimizing natural gas related contracts; (vi) access to sources of financial liquidity and (vii) the level of general and administrative expenses.
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
Part I
Item 1. Business (concluded)

ENVIRONMENTAL MATTERS
We are subject to federal, state and local laws and regulations related to environmental matters. These laws and regulations may require expenditures over a long timeframe to control environmental effects. Almost all of the environmental liabilities we have recorded are for costs expected to be incurred to remediate sites where we or a predecessor affiliate operated manufactured gas plants (MGPs). Estimates of liabilities for environmental response costs are difficult to determine with precision because of the various factors that can affect their ultimate level. These factors include, but are not limited to, the following:

•	the complexity of the site;

•	changes in environmental laws and regulations at the federal, state and local levels;

•	the number of regulatory agencies or other parties involved;

•	new technology that renders previous technology obsolete or experience with existing technology that proves ineffective;

•	the level of remediation required and

•	variation between the estimated and actual period of time required to respond to an environmentally-contaminated site.
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
OTHER INFORMATION
At September 30, 2015, we had 1,529 employees comprising 1,420 utility and 109 non-utility employees.
WGL has determined that none of its entities, either separately or in the aggregate, will be classified as swap dealers or major swap participants under the Dodd-Frank Act.
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
Our Chairman and Chief Executive Officer certified to the New York Stock Exchange (NYSE) on March 24, 2015 that, as of that date, he was unaware of any violation by WGL of the NYSE’s corporate governance listing standards.
Our research and development costs during fiscal years 2015, 2014 and 2013 were not material.

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
All of the risk factors discussed below affect the consolidated entity of WGL Holdings and all of its subsidiaries. The risk factors affecting Washington Gas are included under both the subheadings “Risks Relating to WGL and All of Its Subsidiaries” (to the extent that such factors describe risks related to the subsidiaries of WGL) and “Risks Affecting Washington Gas,” below.

RISKS RELATING TO WGL AND ALL OF ITS SUBSIDIARIES

WGL is a holding company and we depend on the receipt of dividends and other payments from our subsidiaries to pay dividends on our common stock and to pay principal and interest on our outstanding debt.
WGL is a holding company whose assets consist primarily of investments in subsidiaries. Accordingly, we conduct all of our operations through our subsidiaries. Our ability to pay dividends on our common stock and to pay principal and accrued interest on our outstanding debt depends on the payment of dividends to us by certain of our subsidiaries or the repayment of funds to us by our subsidiaries. Our subsidiaries, in turn, may be restricted from paying dividends, making repayments or making other distributions to us for financial, regulatory, legal or other reasons. The extent to which our subsidiaries are not able to pay dividends or repay funds to us may adversely affect our ability to pay dividends to holders of our common stock and principal and interest to holders of our debt, which could negatively affect WGL’s stock price.

If we are unable to access sources of liquidity or capital, or if the cost of funds increases significantly, our business, financial results and strategic growth plans may be adversely affected.
WGL and Washington Gas require access to sources of liquidity to fund our operations and to support our growth strategy. Our ability to obtain adequate and cost effective financing depends on the credit ratings of WGL and Washington Gas and the liquidity of financial markets. A material downgrade in WGL’s or Washington Gas’ credit ratings or disruptions in the capital or credit markets, including as a result of natural disasters and catastrophic events (including terrorist acts), could adversely affect our access to sources of liquidity and capital and increase our borrowing costs.
Our strategic growth plans assume that we will have continued access to liquidity and capital. In addition, the ability of our non-utility subsidiaries to purchase natural gas and electricity from their suppliers is partly dependent upon the creditworthiness of WGL, and upon access to cash collateral through the issuance of commercial paper and unsecured short-term bank loans by WGL. If WGL’s credit ratings are downgraded, we may be required to provide additional credit support. If we are required to provide significant additional credit support, or if there is significant disruption in the credit markets, our ability to implement our strategic plans and the ability of our non-utility subsidiaries to make commodity purchases at reasonable prices may be impaired.
In addition, as a wholly-owned subsidiary of WGL, Washington Gas depends solely on WGL to raise new common equity capital and to contribute that common equity to Washington Gas. If WGL is unable to raise common equity capital, this also could adversely affect Washington Gas’ credit ratings and its ability to earn its authorized rate of return. An increase in the interest rates Washington Gas pays without the recognition of the higher cost of debt in rates charged to its customers could materially affect future net income and cash flows.

Cyber attacks, including cyber-terrorism or other information technology security breaches, may disrupt our business operations, increase our costs, lead to the disclosure of confidential information and damage our reputation.
Security breaches of our information technology infrastructure, including cyber attacks and cyber-terrorism, could lead to disruptions of our natural gas distribution operations and otherwise adversely impact our ability to safely operate our pipeline and distributed generation systems and serve our customers effectively. In addition, an attack on or failure of information technology systems could result in the unauthorized release of customer, employee or Company data that is crucial to our operational security or could adversely affect our ability to deliver and collect on customer bills. Such events could adversely affect our business reputation, diminish customer confidence, subject us to financial liability or increased regulation, increase our costs and expose us to material legal claims and liability and adversely affect our operations and financial results. We have

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1A. Risk Factors (continued)

implemented preventive and detective measures to manage these risks, and we maintain cyber risk insurance to mitigate the effects of these events. Nevertheless, our preventive and detective measures may not be effective. To the extent that the occurrence of any of these cyber events is not fully covered by insurance, it could adversely affect WGL’s financial condition and results of operations.

Our ability to meet our customers’ requirements may be impaired if contracted supply is not available, if supplies are not delivered in a timely manner, if we lose key suppliers or if we are not able to obtain additional supplies during significant spikes in demand.

Washington Gas must acquire adequate natural gas supply and pipeline and storage capacity to meet current and future customers’ annual and seasonal natural gas requirements. Similarly, WGL Energy Services requires adequate natural gas and electric supplies to serve the demands of its customers and WGL Midstream requires storage and pipeline capacity to meet its delivery obligations to its customers. We depend on the ability of natural gas producers, pipeline gatherers, natural gas processors, interstate pipelines, suppliers of electricity and regional electric transmission operators to meet these requirements. If we are unable to secure adequate supplies in a timely manner because of a failure of our suppliers to deliver the contracted commodity, capacity or storage, if we are unable to secure additional quantities during significant abnormal weather conditions, or if Washington Gas' or WGL Energy Services' interruptible customers fail to comply with requests to curtail their gas usage during periods of sustained cold weather, we may be unable to meet our customers’ requirements. Such inability could result in defaults under contracts with customers, penalties and financial damage payments, costs relating to procedures to recover from a disruption of service, the loss of key licenses and operating authorities, and the loss of customers, which could have a material adverse effect on our financial results.

Natural disasters and catastrophic events, including terrorist acts, may adversely affect our business.
Natural disasters and catastrophic events such as fires, earthquakes, explosions, floods, tornados, terrorist acts, and other similar occurrences, could damage our operational assets, including utility facilities, information technology infrastructure, distributed generation assets and pipeline assets owned by investees of our non-utility subsidiaries. Such events could likewise damage the operational assets of our suppliers or customers. These events could disrupt our ability to meet customer requirements, significantly increase our response costs, and significantly decrease our revenues. Unanticipated events or a combination of events, failure in resources needed to respond to events, or a slow or inadequate response to events may have an adverse impact on our operations, financial condition, and results of operations. The availability of insurance covering catastrophic events, sabotage and terrorism may be limited or may result in higher deductibles, higher premiums, and more restrictive policy terms.

We are exposed to credit risk that could adversely affect our results of operations, cash flows and financial condition.
We extend credit to counterparties, including other utilities, holding companies, banks, gas exploration and production companies, government-backed utilities and other participants in the energy industry. Although we believe we have prudent policies in place to manage our credit risk, including credit policies, netting arrangements and margining provisions incorporated in contractual agreements, we may not be able to collect amounts owed to us, which could adversely affect our liquidity and results of operations.

Our risk management strategies and related hedging activities may not be effective in managing risks and may cause increased volatility in our earnings and, in our utility segment, may result in costs and losses for which rate recovery may be disallowed.
We are exposed to commodity price, weather and interest rate risks. In addition, WGL Energy Services is exposed to pricing of certain ancillary services provided by the power pool in which it operates.
For gas purchases to serve utility customers, Washington Gas attempts to manage its exposure to these risks, in part, through regulatory recovery mechanisms. WGL Energy Services primarily seeks to manage these risks by matching its natural gas and electricity purchase obligations with their sales commitments in terms of volume and pricing. In addition, all of our subsidiaries attempt to mitigate these risks by hedging, setting risk limits and employing other risk management tools and procedures. These risk management activities may not be effective, and cannot eliminate these risks in their entirety. If these tools and procedures are ineffective, we could incur significant losses, which could have a material adverse effect on our financial results and liquidity. In addition, although Washington Gas generally anticipates rate recovery of its costs or losses

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1A. Risk Factors (continued)

incurred in connection with these risk management activities, a regulator could subsequently disallow these costs or losses from the determination of revenues, which could adversely affect our financial results and increase the volatility of our earnings.

Derivatives legislation and implementing rules could have an adverse impact on our ability to hedge risks associated with our business.
The Dodd-Frank Act regulates derivative transactions, which include certain instruments, such as interest rate swaps, forward contracts, option contracts, financial contracts and other contracts, used in our risk management activities. The Dodd-Frank Act requires that most swaps be cleared through a registered clearing facility and that they be traded on a designated exchange or swap execution facility, with certain exceptions for entities that use swaps to hedge or mitigate commercial risk. The Dodd-Frank requirements relating to derivative transactions have not been fully implemented by the SEC and the Commodities Futures Trading Commission. When fully implemented, the law and any new regulations could increase the operational and transactional cost of derivatives contracts and affect the number and/or creditworthiness of available counterparties.
In addition, we may transact with counterparties based in the European Union, Canada or other jurisdictions which, like the U.S., are in the process of implementing regulations to regulate derivatives transactions, some of which are currently in effect and impose costs on our derivatives activities.

Our business, earnings and cash requirements are highly weather sensitive and seasonal.
The earnings of Washington Gas can vary from year to year depending, in part, on weather conditions. Warmer-than-normal weather can reduce our utility margins as customer consumption declines. In Maryland and Virginia, we have in place regulatory mechanisms and rate designs intended to stabilize the level of net revenues that we collect from customers by eliminating the effect of deviations in customer usage caused by variations in weather from normal levels, and other factors such as conservation. If our rates and tariffs are modified to eliminate these provisions, then we would be exposed to significant risk associated with weather.
The operations of WGL Energy Services, our retail energy-marketing subsidiary, are weather sensitive and seasonal, with a significant portion of revenues derived from the sale of natural gas to retail customers for space heating during the winter months, and from the sale of electricity to retail customers for cooling during the summer months. Weather conditions directly influence the volume of natural gas and electricity delivered to customers. Weather conditions can also affect the short-term pricing of energy supplies that WGL Energy Services may need to procure to meet the needs of its customers. Similarly, the business of WGL Midstream is seasonal due to the tendency of storage and transportation spreads to increase during the winter. Deviations from normal weather conditions and the seasonal nature of these businesses can create large fluctuations in these subsidiaries’ short-term cash requirements and earnings.

Washington Gas and WGL Midstream may face regulatory and financial risks related to pipeline safety legislation.
A number of proposals to require increased oversight over pipeline operations and increased investment in and inspections of pipeline facilities are pending or have previously been proposed in the United States Congress. Additional operating expenses and capital expenditures may be necessary to remain in compliance with the increased federal oversight resulting from such proposals. While we cannot predict with certainty the extent of these expenses and expenditures or when they will become effective, the adoption of such proposals could result in significant additional costs to Washington Gas’ and WGL Midstream’s businesses. Washington Gas may be unable to recover from customers through the regulatory process all or some of these costs and may be unable to earn its authorized rate of return on these costs.

Failure of our service providers, including in connection with the transition of certain outsourcing relationships to new vendors, could negatively impact our business, results of operations and financial condition.

Certain of our information technology, customer service, supply chain, payroll and human resources functions that we rely on are provided by third party vendors, some of which provide services from centers located outside of the United States. Services provided pursuant to these agreements could be disrupted due to events and circumstances beyond our control. Furthermore, we are in the process of transferring some of these services to new vendors. The transition of services between providers could lead to a loss of institutional knowledge, service disruptions and decreased customer satisfaction. Our reliance on these service providers could have an adverse effect on our business, results of operations and financial condition.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1A. Risk Factors (continued)

RISKS RELATING TO WASHINGTON GAS

Changes in the regulatory environment or unfavorable rate regulation may restrict or delay Washington Gas’ ability to earn a reasonable rate of return on its capital invested to provide utility service and to recover fully its operating costs.
Washington Gas is regulated by several regulatory commissions and agencies. These regulatory commissions generally have authority over many of the activities of Washington Gas’ business including, but not limited to, the rates it charges to its customers, the amount and type of securities it can issue, the nature of investments it can make, the nature and quality of services it provides, safety standards, collection practices and other matters. These regulators also may modify Washington Gas’ rates to change the level, type and methods that it utilizes to recover its costs, including the costs to acquire, store, transport and deliver natural gas. In addition, the regulatory environment and rate regulation can be affected by new laws and political considerations. Most significantly, we incur both planned and unplanned costs to operate, improve, maintain and repair our operational assets. The amount of these costs may vary from our expectations due to significant unanticipated repairs, maintenance and remediation of our assets, changes in legal and regulatory requirements, natural disasters, terrorism, changes in interest rates of our indebtedness and other events. To the extent these costs are not included in approved rates or tariffs, we seek our recovery through rate cases; however, the regulatory process may be lengthy and costs may be disallowed, causing us to suffer the negative financial effects of costs incurred without the benefit of rate relief. Additionally, the actions of regulatory commissions may restrict or delay Washington Gas’ ability to earn a reasonable rate of return on invested capital.

Washington Gas must acquire additional capacity to deliver natural gas into growth areas and it may not be able to do so in a timely manner.
Washington Gas must acquire additional interstate pipeline transportation or storage capacity and construct transmission and distribution pipe to deliver additional capacity into growth areas on our system. The availability of these options may be limited by market supply and demand, the timing of Washington Gas’ participation in new interstate pipeline construction projects and local permitting requirements as well as the acquisition of rights of way. These limitations could result in an interruption in Washington Gas’ ability to satisfy the needs of some of its customers.

Leaks, mechanical problems, incidents or other operational issues could affect public safety and the reliability of Washington Gas’ distribution system, which could materially affect Washington Gas’ results of operations, financial condition and cash flows.
Washington Gas’ business is exposed to operational issues, hazards and risks inherent in storing and transporting natural gas that could affect the public safety and reliability of its distribution system. Operating issues such as leaks, equipment problems and incidents, including explosions, could result in legal liability, repair and remediation costs, increased operating costs, significant increased capital expenditures, regulatory fines and penalties and other costs and a loss of customer confidence.
Washington Gas has experienced increased leak rates as a consequence of receiving an increasing volume of natural gas containing low concentration of HHCs into a portion of its distribution system. Although Washington Gas has implemented preventive and remedial measures to address this issue, its distribution system could experience a leakage rate of mechanical couplings on certain small diameter steel and copper piping that would compromise our ability to respond to these leaks in a timely manner, which could affect safety in portions of our distribution system. Any liabilities resulting from the occurrence of these events may not be fully covered by insurance, and Washington Gas may be unable to recover from customers through the regulatory process all of these repair, remediation and other costs and earn its authorized rate of return on these costs.

Current and future environmental regulations may adversely affect Washington Gas’ operations and financial results.
Washington Gas is subject to federal, state and local laws and regulations related to environmental matters. These evolving laws and regulations may require expenditures over a long timeframe. Failure to comply with these laws and regulations may expose Washington Gas to fines, penalties and operational interruptions that could adversely affect its financial results. Moreover, new environmental requirements, revisions and reinterpretations of existing environmental requirements and changes in environmental enforcement policies and practices may stretch Washington Gas’ operational resources and adversely affect its financial results.
In the past, the United States Congress has considered legislative proposals to limit greenhouse gas (GHG) emissions. Future proposals to limit GHG emissions could adversely affect our operating and service costs and demand for our product.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1A. Risk Factors (continued)

Should future proposals become law, operating and service costs may increase and demand for our product could decrease, and utility costs and prices charged to utility customers may increase, which would adversely affect our financial results.

Changes in the relative prices of alternative forms of energy may weaken the competitive position of Washington Gas’ delivery service, which could reduce growth in natural gas customers, reduce the volume of natural gas delivered and negatively affect Washington Gas’ cash flows and earnings.
The price of natural gas delivery service that Washington Gas provides competes with the price of other forms of energy such as electricity, oil and propane. An increase in the price of natural gas compared to other sources of energy may cause the competitive position of our natural gas delivery service to decline. A decline in the competitive position of natural gas service may lead to fewer natural gas customers, lower volumes of natural gas delivered, lower cash flows and lower earnings.

A decline in the local economy in which Washington Gas operates may reduce net revenue growth and reduce future earnings and cash flows.
Approximately 80% of our assets are attributable to our regulated utility businesses, and the dividends paid by Washington Gas to WGL constituted approximately 87% of the amount of WGL Holdings' dividends paid for fiscal year 2015. Further, substantially all of our natural gas utility customers are located in Virginia, Maryland and the District of Columbia. A decline in the economy of the region in which Washington Gas operates or a change in the usage patterns and financial condition of customers in the region might adversely affect Washington Gas’ ability to grow its customer base and collect revenues from existing customers, which may negatively affect net revenue growth and increase costs.

Washington Gas’ business and financial condition could be adversely impacted by strikes or work stoppages by its unionized employees.
Washington Gas’ business is dependent upon employees who are represented by unions and are covered by collective bargaining agreements. Disputes with the unions could result in work stoppages that could impact the delivery of natural gas and other services, which could affect our relationships with customers, vendors and regulators and adversely affect Washington Gas’ business and financial condition.

The availability of adequate interstate pipeline transportation capacity and natural gas supply may decrease.
We purchase almost all of our natural gas supply from interstate sources that must then be transported to our service territory. In particular, while the Marcellus Shale region is rapidly developing as a premier gas formation, the interstate pipeline transportation capacity may limit the availability of gas from Marcellus in the near term. A significant disruption to or reduction in interstate pipeline capacity due to events such as operational failures or disruptions, hurricanes, tornadoes, floods, freeze off of natural gas wells, terrorist or cyber-attacks or other acts of war, or legislative or regulatory actions or requirements, including remediation related to integrity inspections, could reduce our normal interstate supply of gas, which may affect our ability to serve customer demand and may reduce our earnings.

The cost of providing retirement plan benefits to eligible current and former employees is subject to changes in the performance of investments, demographics, and other factors and assumptions. These changes may have a material adverse effect on us.
The cost of providing retirement plan benefits to eligible current and former employees is subject to changes in the market value of our retirement plan assets, changing bond yields, changing demographics and changing assumptions. Any sustained declines in equity markets, reductions in bond yields, increases in health care cost trends, or increases in life expectancy of beneficiaries may have an adverse effect on our retirement plan liabilities assets and benefit costs. Additionally, we may be required to increase our contributions in future periods in order to preserve the current level of benefits under the plans and/or due to federal funding requirements.

RISKS RELATING TO THE NON-UTILITY SUBSIDIARIES OF WGL

Legislative and regulatory developments and other uncertainties, delays or cost overruns may negatively affect WGL Energy Services and WGL Midstream.
Legislation or changes in the regulations that govern the conduct of competitive energy marketers could reduce customer growth opportunities for WGL Energy Services and could reduce the profit opportunities associated with existing customers. In

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1A. Risk Factors (continued)

addition, WGL Midstream’s business plans involve making substantial investments in pipeline construction projects, which are subject to Federal Energy Regulatory Commission (FERC) and state agency regulation and approval. These construction projects are also subject to environmental, political and legal uncertainties, many of which are beyond our control. Should these agencies deny or delay approval for the midstream projects or enact additional regulations related to these activities, or should other events delay these projects or require us to spend significant unanticipated amounts of capital, the value of those investments and the opportunity to grow our midstream business may decrease. In addition, the implementation of the federal Clean Power Plan that was announced in 2015 could adversely affect the businesses of all of our non-utility businesses in ways that we cannot yet anticipate. Finally, our non-utility subsidiaries hold investments in natural gas related businesses that are subject to laws and regulations that could adversely affect their performance.

Competition may negatively affect our non-utility subsidiaries.
We face strong competition in our non-utility segments. WGL Energy Services competes with other non-regulated retail suppliers of natural gas and electricity, as well as with the commodity rate offerings of electric and gas utilities. Increases in competition, including utility commodity rate offers that are below prevailing market rates, may result in a loss of sales volumes or a reduction in growth opportunities. WGL Midstream competes with other midstream infrastructure and energy services companies, wholesale energy suppliers and other non-utility affiliates of regulated utilities to acquire natural gas storage and transportation assets. For WGL Energy Systems, there are many competitors in the commercial energy systems segment, including, for government customers, companies that contract with customers under Energy Savings Performance Contracting (ESPC) and other utilities providing services under Utility Energy Saving Contracts (UESC) and, in the renewable energy and distributed generation market, other developers, tax equity investors, distributed generation asset owner firms and lending institutions. These competitors may have diversified energy platforms with multiple marketing approaches, broader geographic coverage, greater access to credit and other financial resources, or lower cost structures, and may make strategic acquisitions or establish alliances among themselves. There can be no assurances that we can compete successfully, and our failure to do so could have an adverse impact on our results of operations and cash flow.

WGL subsidiaries invest in non-controlling interests in investments, and may have limited ability to manage risks associated with these investments.
We own, and may acquire additional, non-controlling interests in investments. We may not have the right or power to direct the management of these interests in investments, and other investors may take action that is contrary to our interests. In addition, other participants may become bankrupt or have other economic or business objectives that could negatively impact the value and performance of our investments.

Returns on our non-utility subsidiaries’ investments in renewable energy projects are dependent upon regulatory and tax incentives, which may expire or be reduced or modified.
WGL Energy Systems derives a significant portion of its revenues from the sale of solar renewable energy credits (SRECs), which are produced as a result of owning and operating commercial distributed energy systems. The value of these SRECs is determined by markets in the states where the distributed energy systems are installed, which are driven by state legislation establishing renewable portfolio standards or alternative compliance payment requirements for renewable energy. Overbuilding of distributed energy systems in these states or legislative changes reducing renewable portfolio standards or alternative compliance payment requirements could negatively impact the price of SRECs that we sell and the value of the SRECs that we hold in our portfolio.
In addition, WGL Energy Systems and WGSW’s investment strategy to own and operate energy assets and sell energy to customers is based on the current investment tax credit (ITC) provision in the federal tax code, which allows WGL to reduce its tax burden by investing in renewable and alternative energy assets, such as distributed energy, ductless heat pumps and fuel cells. The amount of the ITC relating to investments in certain energy assets is scheduled to decrease or to expire on December 31, 2016.
The expiration, reduction or modification of the ITC incentives may have an adverse effect on the potential for future growth in this area.

The construction and operations activities of WGL Midstream’s pipeline assets are subject to operational hazards, equipment failures, supply chain disruptions and personnel issues, which could delay their in-service dates and negatively affect our results of operations.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1A. Risk Factors (continued)

The construction and operation of WGL Midstream’s pipeline assets involves the risk of potential breakdown or failure of equipment or processes due to pipeline integrity, fuel supply or transportation disruptions, accidents, labor disputes or work stoppages, construction delays or cost overruns, and shortages of or delays in obtaining equipment, material and labor. Because these assets are interconnected with facilities of third parties, the operation of these facilities could also be adversely affected by unexpected or uncontrollable events occurring on the systems of such third parties. These events could delay the in-service date of WGL Midstream’s projects or disrupt operations on these projects, which could have an adverse effect on its financial results.

Delays in federal government budget appropriations may negatively impact WGL Energy Systems’ earnings.

The Energy Efficiency and Energy Management operations of WGL Energy Systems are sensitive to federal government agencies’ receipt of funding in a timely manner. A significant portion of WGL Energy Systems revenues is derived from implementing projects related to energy efficiency and energy conservation measures for federal government agencies in the Washington D.C. metropolitan area. A delay in funding for these federal agencies directly impacts completion of ongoing projects and may harm WGL Energy Systems’ ability to obtain new contracts, which may negatively impact earnings.

WGL Holdings, Inc.
Washington Gas Light Company
Part I

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.
ITEM 2. PROPERTIES

At September 30, 2015, Washington Gas provided services in various areas of the District of Columbia, Maryland and Virginia, and held certificates of convenience and necessity, licenses and permits necessary to maintain and operate its properties and businesses. The regulated utility segment is the only segment where property, plant and equipment are significant assets.
At September 30, 2015, Washington Gas had approximately 577 miles of transmission mains, 12,865 miles of distribution mains and 12,675 miles of distribution services.
Washington Gas owns approximately 40 acres of land and three buildings (two completed in 2012 and one in 1970, respectively) at 6801, 6803 and 6805 Industrial Road in Springfield, Virginia. The Springfield site houses both operating and certain administrative functions of the utility. Washington Gas also holds title to land and buildings used as substations for its utility operations. The property at 6801 Industrial Road (Springfield Operations Center) is classified as held for sale.
Washington Gas also has peak shaving facilities in Springfield, Virginia (Ravensworth Plant) and Rockville, Maryland (Rockville Plant). At September 30, 2015, Hampshire owns full and partial interests in, and operates, underground natural gas storage facilities in Hampshire County, West Virginia. Hampshire owns certain exploration and development rights in West Virginia principally in the Oriskany Sandstone, the Marcellus Shale and other shale formations. These rights are predominately owned by lease and they are applicable to approximately 26,000 gross acres for the storage facilities of which 12,200 acres may be subject to exploration in addition to its storage function. Hampshire also operates a compressor station utilized to increase line pressure for injection of gas into storage.
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
In addition, WGL Energy Systems owns 104.1 megawatts of installed solar capacity across the United States at September 30, 2015.
Facilities utilized by our corporate headquarters, as well as by the retail energy-marketing and commercial energy systems segments, are located in the Washington, D.C. and Baltimore metropolitan area and are leased.
The Mortgage of Washington Gas dated January 1, 1933 (Mortgage), as supplemented and amended, securing any First Mortgage Bonds (FMBs) it issues, constitutes a direct lien on substantially all property and franchises owned by Washington Gas other than a small amount of property that is expressly excluded. At September 30, 2015 and 2014, there was no debt outstanding under the Mortgage.
ITEM 3. LEGAL PROCEEDINGS

The nature of our business ordinarily results in periodic regulatory proceedings before various state and federal authorities. For information regarding pending federal and state regulatory matters, see Note 13—Commitments and Contingencies of the Notes to Consolidated Financial Statements for further discussion.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

WGL Holdings, Inc.
Washington Gas Light Company
Part I

EXECUTIVE OFFICERS OF THE REGISTRANTS

The names, ages and positions of the executive officers of the registrants at October 31, 2015, are listed below along with their business experience during the past five years. The age of each officer listed is as of the date of filing of this report. There is no family relationship among the officers.
Unless otherwise indicated, all officers have served continuously since the dates indicated, and all positions are executive officers listed with Washington Gas Light Company.

Executive Officers
Name, Age and Position with the registrants	Date Elected or Appointed

Vincent L. Ammann, Jr., Age 56(1)
Senior Vice President and Chief Financial Officer	October 1, 2013
Vice President and Chief Financial Officer	September 30, 2006

Gautam Chandra, Age 49(1)
Senior Vice President—Strategy, Business Development and Non-Utility Operations	October 1, 2014
Vice President—Business Development, Strategy and Non-Utility Operations	October 1, 2011
Vice President—Business Development, Strategy and Business Process Outsourcing and Non-Utility Operations	October 1, 2009

Adrian P. Chapman, Age 58(1)
President and Chief Operating Officer	October 1, 2009

William R. Ford, Age 60(1)
Vice President and Chief Accounting Officer	October 1, 2013
Controller	October 1, 2010

Marcellous P. Frye, Jr., Age 47
Vice President—Support Services	March 21, 2008

Luanne S. Gutermuth, Age 53(1)
Senior Vice President—Shared Services and Chief Human Resource Officer	October 1, 2014
Vice President—Human Resources and Organization Development	October 1, 2010

Louis J. Hutchinson, III, Age 50(1)(2)
Vice President and Chief Revenue Officer	October 1, 2014

Mark A. Lowe, Age 52
Vice President—Gas Supply and Engineering	October 1, 2014
Division Head—Gas Supply	March 10, 2008

Terry D. McCallister, Age 59(1)
Chairman of the Board and Chief Executive Officer	October 1, 2009

Richard H. Moore, Age 47
Vice President—Corporate Development	October 1, 2015
Division Head and Chief Operating Officer, Washington Gas Energy Services	May 25, 2014
Division Head—Strategy and Business Development	November 30, 2009

Anthony M. Nee, Age 59(1)
Vice President and Treasurer	October 1, 2013
Treasurer	February 14, 2009

Roberta W. Sims, Age 61
Vice President—Rates and Regulatory Affairs	October 1, 2014
Vice President—Regulatory Affairs and Energy Acquisition	October 1, 2009

Douglas A. Staebler, Age 55
Senior Vice President—Utility Operations	October 1, 2014
Vice President—Operations, Engineering, Construction and Safety	October 31, 2006

Leslie T. Thornton, Age 57(1)(3)
Senior Vice President—General Counsel and Corporate Secretary	October 1, 2014
Vice President and General Counsel	January 1, 2012
Counsel to the Chairman	November 28, 2011

Tracy L. Townsend, Age 49
Vice President—Construction, Compliance and Safety	October 1, 2014
Division Head—Safety, Compliance, Construction Operations Support and Technology	October 1, 2010
(1) At September 30, 2015, Executive Officer of both WGL Holdings, Inc. and Washington Gas Light Company.
(2) Mr. Hutchinson was previously a Senior Vice President at Constellation Energy where he led sales and marketing for the public sector and energy efficiency business lines.
(3) Ms. Thornton was previously a partner at Dickstein Shapiro, LLP where she managed sensitive internal corporate, federal government and state attorney general investigations.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 5. Market for Registrant’s Common Equity, Related
Stockholder Matters and Issuer Purchases of Equity Securities

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At October 31, 2015, WGL had 9,563 common shareholders of record. During fiscal years 2015 and 2014, WGL’s common stock was listed for trading on the New York Stock Exchange and was shown under the ticker symbol “WGL.” We had no significant restrictions on dividends during fiscal years 2015 or 2014. The table below shows quarterly price ranges and quarterly dividends paid for the fiscal years ended September 30, 2015 and 2014.

Common Stock Price Range and Dividends Paid
	High	Low	Dividends Paid Per Share	Dividend Payment Date
Fiscal Year 2015
Fourth quarter	$58.55	$51.86	$0.4625	8/1/2015
Third quarter	58.14	52.95	0.4625	5/1/2015
Second quarter	59.08	50.89	0.4400	2/1/2015
First quarter	56.79	42.04	0.4400	11/1/2014
Fiscal Year 2014
Fourth quarter	$44.71	$37.77	$0.4400	8/1/2014
Third quarter	43.12	37.94	0.4400	5/1/2014
Second quarter	40.72	35.35	0.4200	2/1/2014
First quarter	45.65	37.96	0.4200	11/1/2013

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 6. Selected Financial Data

ITEM 6. SELECTED FINANCIAL DATA-WGL Holdings, Inc.

The following table presents selected financial data for WGL derived from our financial statements as of and for the last five fiscal years. The information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements.

(In thousands, except per share data)
Years Ended September 30,	2015	2014	2013	2012	2011
SUMMARY OF EARNINGS
Operating Revenues
Utility	$1,303,044	$1,416,951	$1,174,724	$1,109,355	$1,264,580
Non-utility	1,356,786	1,363,996	1,291,414	1,315,955	1,486,921
Total operating revenues	$2,659,830	$2,780,947	$2,466,138	$2,425,310	$2,751,501
Income from continuing operations	$131,259	$105,940	$80,253	$139,818	$117,050
COMMON STOCK DATA
Earnings per average share:
Basic	$2.64	$2.05	$1.55	$2.71	$2.29
Diluted	$2.62	$2.05	$1.55	$2.71	$2.28
Dividends declared per share	$1.8275	$1.7400	$1.6600	$1.5875	$1.5400
Shares outstanding—year end (thousands)	49,729	50,657	51,774	51,612	51,365
CAPITALIZATION-YEAR END
Common shareholders’ equity	$1,243,247	$1,246,576	$1,274,545	$1,269,556	$1,202,715
Washington Gas Light Company preferred stock	28,173	28,173	28,173	28,173	28,173
Long-term debt, excluding current maturities	944,201	679,228	524,067	589,202	587,213
Total capitalization	$2,215,621	$1,953,977	$1,826,785	$1,886,931	$1,818,101
OTHER FINANCIAL DATA
Property, plant and equipment-net—year-end	$3,672,728	$3,314,445	$2,907,463	$2,667,413	$2,489,901
Total assets—year-end	$5,294,201	$4,856,499	$4,260,060	$4,110,947	$3,809,034

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 6. Selected Financial Data

ITEM 6. SELECTED FINANCIAL DATA-Washington Gas Light Company

The following table presents selected financial data for Washington Gas derived from the financial statements as of and for the last five fiscal years. The information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements.

(In thousands, except per share data)
Years Ended September 30,	2015	2014	2013	2012	2011
SUMMARY OF EARNINGS
Operating Revenues
Utility	$1,328,191	$1,443,800	$1,200,357	$1,137,666	$1,288,539
Non-utility	—	—	—	—	—
Total operating revenues	$1,328,191	$1,443,800	$1,200,357	$1,137,666	$1,288,539
Income from continuing operations	$107,358	$97,004	$71,002	$108,726	$68,270
CAPITALIZATION-YEAR END
Common shareholder’s equity	$1,081,292	$1,050,166	$1,024,583	$1,025,743	$990,135
Preferred stock	28,173	28,173	28,173	28,173	28,173
Long-term debt, excluding current maturities	695,885	679,228	524,067	589,202	587,213
Total capitalization	$1,805,350	$1,757,567	$1,576,823	$1,643,118	$1,605,521
OTHER FINANCIAL DATA
Property, plant and equipment-net—year-end	$3,243,446	$3,022,064	$2,724,882	$2,574,396	$2,448,574
Total assets—year-end	$4,228,832	$3,965,078	$3,474,389	$3,503,265	$3,379,048
UTILITY GAS SALES AND DELIVERIES (thousands of therms)
Gas sold and delivered
Residential firm	734,874	738,963	660,424	540,206	677,558
Commercial and industrial
Firm	197,543	200,153	180,942	149,515	179,207
Interruptible	2,072	2,193	2,897	2,042	2,573
Total gas sold and delivered	934,489	941,309	844,263	691,763	859,338
Gas delivered for others
Firm	558,125	535,503	488,182	436,698	501,187
Interruptible	260,264	267,705	270,884	243,031	271,421
Electric generation	179,061	144,403	177,533	343,315	140,557
Total gas delivered for others	997,450	947,611	936,599	1,023,044	913,165
Total utility gas sales and deliveries	1,931,939	1,888,920	1,780,862	1,714,807	1,772,503
OTHER STATISTICS
Active customer meters—year-end	1,129,865	1,117,043	1,105,123	1,094,109	1,082,983
New customer meters added	12,099	13,327	12,468	11,250	9,868
Heating degree days—actual	3,929	4,111	3,769	3,036	3,999
Weather percent colder (warmer) than normal	4.6%	9.6%	(0.2)%	(20.1)%	6.1%

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

Regulated Utility Operating Segment
The regulated utility operating segment is composed of our core subsidiary, Washington Gas. Washington Gas engages in the delivery and sale of natural gas that is regulated by regulatory commissions in the District of Columbia, Maryland and Virginia. During the fiscal year, our utility customer base continued to grow as active customer meters increased by over 12,800 meters when compared to the prior fiscal year. Moreover, we saw positive earnings impacts in the segment from our asset optimization program, as well as from the accelerated pipe replacement plans that are in place in all three of our jurisdictions.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Partially offsetting these favorable effects were higher operating expenses driven primarily by higher labor, outside services and employee incentive costs.
Retail Energy-Marketing Operating Segment
We offer competitively priced natural gas, electricity and energy from renewable sources to customers through WGL Energy Services, our non-utility retail energy-marketing subsidiary. Our retail energy-marketing business performed well, with electric margins significantly higher than the prior fiscal year. Procedural changes introduced by PJM in response to the market dynamics of the last two winters have created more stable market conditions during periods of extremely cold weather. Additionally, our retail energy-marketing business has increased its focus on large commercial and government account relationships.

Commercial Energy Systems Operating Segment
Through WGL Energy Systems and WGSW we offer efficient and sustainable commercial energy solutions focused on owning and operating distributed generation assets such as Solar Photovoltaic (Solar PV) systems and upgrading energy related systems of large government and commercial facilities. During the fiscal year, we saw positive earnings impacts in the segment from growth in distributed generation assets in service and higher income from state rebate programs for certain distributed generation projects. Offsetting these favorable effects were higher operating expenses. This segment continues to grow its distributed generation assets in service as well as its federal contracting and investment solar businesses.
Midstream Energy Services Operating Segment
WGL Midstream engages in acquiring and optimizing natural gas storage and transportation assets. During the fiscal year, this segment continued growing its investment in three interstate pipeline projects, each in varying stages of construction. WGL Midstream experienced lower storage values and lower storage and transportation spreads, partially offset by higher mark-to-market valuations on our derivative instruments, lower investment development expenses and higher income related to our pipeline investments.
Other Activities
Activities and transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our four operating segments, are aggregated as “Other Activities” and are included as part of non-utility operations. Administrative and business development costs associated with WGL and Washington Gas Resources are also included in “Other Activities.” Results for “Other Activities” for fiscal year 2015 include an impairment of our investment in American Solar Direct Holdings Inc. (ASDHI).
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
Accounting for Unbilled Revenue
For regulated deliveries of natural gas, Washington Gas reads meters and bills customers on a monthly cycle basis. The billing cycles for customers do not coincide with the accounting periods used for financial reporting purposes. Washington Gas accrues unbilled revenues for gas that has been delivered but not yet billed at the end of an accounting period adjusted for estimated gas losses during transmission and distribution to customers. In connection with this accrual, Washington Gas must estimate the amount of gas that has not been accounted for on its delivery system and must estimate the amount of the unbilled revenue by jurisdiction and customer class. A similar computation is made for WGL Energy Services to accrue unbilled revenues for both gas and electricity.

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
Washington Gas’ jurisdictional tariffs contain mechanisms that provide for the recovery of the cost of gas applicable to firm customers. Under these mechanisms, Washington Gas periodically adjusts its firm customers’ rates to reflect increases and decreases in the cost of gas. Annually, Washington Gas reconciles the difference between the gas costs collected from firm customers and the cost of gas incurred, defers any difference and either recovers deficiencies from, or refunds excess recoveries to, customers over a period of time authorized by the regulator.
Washington Gas accounts for its regulated operations in accordance with FASB Accounting Standards Codification (ASC) Topic 980, Regulated Operations (ASC Topic 980), which results in differences in the application of GAAP between regulated and unregulated businesses. ASC Topic 980 requires recording regulatory assets or liabilities for certain transactions that would have been treated as expense or revenue in unregulated businesses. Washington Gas defers the recognition of an incurred cost and records a regulatory asset when it is probable that these costs will be recovered in future rates. Washington Gas defers the recognition of revenue and records a regulatory liability when it is probable that it will refund an amount previously collected from customers or refund a gain to customers. Additionally, Washington Gas records a regulatory liability when a regulator provides current rates intended to recover costs that will be incurred in the future. Future regulatory changes or changes in the competitive environment could result in WGL and Washington Gas discontinuing the application of ASC Topic 980 for some of its business and require the write-off of the portion of any regulatory asset or liability for which recovery or refund is no longer probable. If Washington Gas were required to discontinue the application of ASC Topic 980 for any of its operations, it would record a non-cash charge or credit to income for the net book value of its regulatory assets and liabilities. Other adjustments might also be required.
The current regulatory environment and Washington Gas’ specific facts and circumstances support both the continued application of ASC Topic 980 for our regulatory activities and the conclusion that all of our regulatory assets and liabilities as of September 30, 2015 are recoverable or refundable through rates charged to customers. See Note 2—Regulated Operations of the Notes to Consolidated Financial Statements for further discussion of our regulated operations.
Accounting for Income Taxes
We recognize deferred income tax assets and liabilities for all temporary differences between the financial statement basis and the tax basis of assets and liabilities, including those temporary differences that regulators exclude from current rates for ratemaking purposes of Washington Gas. Regulatory assets or liabilities, corresponding to such additional deferred tax assets or liabilities, may be recorded to the extent recoverable from or payable to customers through the ratemaking process in future periods. Amounts applicable to income taxes due from and due to customers primarily represent differences between the book and tax basis of net utility plant in service.
The company is earning investment tax credits on its renewable energy investments. We have elected to amortize investment tax credits to income over the life of the related property.
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
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Accounting for Derivatives
We enter into both physical and financial contracts for the purchase and sale of natural gas and electricity. We designate a portion of our physical contracts related to the purchase of natural gas and electricity to serve our customers as “normal purchases and normal sales” and therefore, they are not subject to the fair value accounting requirements of ASC Topic 815, Derivatives and Hedging. The financial contracts and the portion of the physical contracts that qualify as derivative instruments and are subject to the mark-to-market accounting requirements are recorded on the balance sheet at fair value. Certain physical contracts do not qualify as derivative instruments due to the size of the notional amounts relative to the applicable liquid markets. However, future changes related to these markets may result in these physical contracts qualifying as derivative instruments subject to mark-to-market accounting requirements. WGL and Washington Gas also utilize derivative instruments that are designed to minimize the risk of interest-rate volatility associated with planned issuances of debt securities. Changes in the fair value of derivative instruments recoverable from or refundable to customers and therefore subject to ASC Topic 980 are recorded as regulatory assets or liabilities, while changes in the fair value of derivative instruments not affected by rate regulation are reflected in income.
The gain or loss on a derivative that qualifies as a cash flow hedge of an exposure to variable cash flows of a forecasted transaction is initially recorded in accumulated other comprehensive income (AOCI) to the extent that the hedge is effective and is subsequently reclassified into earnings, in the same category as the item hedged, when the gain or loss from the forecasted transaction occurs. If it is probable that a forecasted transaction will not occur, the deferred gain or loss in AOCI is immediately reclassified into earnings. Gains or losses related to any ineffective portion of the cash flow hedges are also recognized in earnings immediately.

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
Accounting for Fair Value Instruments
Fair value is based on actively quoted market prices when they are available. In the absence of actively quoted market prices, we seek indicative price information from external sources, including broker quotes and industry publications. If pricing information from external sources is not available, internal models are used to estimate prices based on available historical and near-term future price information and/or the use of statistical methods. These inputs are used with industry standard valuation methodologies. See Note 15— Fair Value Measurements of the Notes to Consolidated Financial Statements for a discussion of our valuation methodologies.
Accounting for Investments
WGL evaluates its interests in other legal entities for consolidation under the variable interest entity (VIE) model or the voting interest model. A VIE is an entity where the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support or its equity investors, as a group, lack the characteristics of a controlling financial interest. WGL would consolidate a VIE when it is the primary beneficiary because it has both the power to direct the activities that have the most significant impact on economic performance and it has the obligation to absorb potentially significant losses or the right to receive potentially significant benefits. If an entity is not a VIE, it is evaluated under the voting interest method and would be consolidated if WGL has a controlling financial interest, which is typically evidenced by an ownership of a voting interest greater than 50% allowing for the control over the operations and policies of the investee.
WGL applies the equity method or cost method of accounting to its investments in which it does not have a controlling financial interest. WGL applies the equity method of accounting to its investments when it can exercise a significant influence over an investee. Under the equity method, Washington Gas reports its interest in the entity and its share of the earnings from the entity as single line items in its financial statements, namely Investments in unconsolidated affiliates. WGL uses the Hypothetical Liquidation at Book Value (HLBV) methodology for certain equity method investments when the capital structure of the equity investment results in different liquidation rights and priorities than what is reflected by the underlying percentage ownership interests as defined by an equity investment agreement.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

WGL uses the cost method of accounting for investments where it does not exercise significant influence. Under the cost method, WGL reports its investment at cost and recognizes income only to the extent it receives dividends or distributions.
Accounting for Pension and Other Post-Retirement Benefit Plans
Washington Gas maintains a qualified, trusteed, employee-non-contributory defined benefit pension plan (qualified pension plan) covering most active and vested former employees of Washington Gas and a separate non-funded defined benefit supplemental retirement plan (DB SERP) covering certain executive officers. The qualified pension plan and DB SERP were closed to new entrants on January 1, 2010. As of January 1, 2010, all new employees were entitled to participate in our defined contribution plans, and certain management employees receive benefits under a non-funded defined benefit restoration plan (DB Restoration). The DB Restoration was established for the purpose of providing supplemental pension and pension related benefits. Washington Gas also provides certain healthcare and life insurance benefits for retired employees (health and life benefit plan) which are funded in a trust. Washington Gas accrues the estimated benefit obligation for all of our defined benefit plans as earned by the covered employees. The qualified pension plan and health and life benefit plan benefits are paid out of the respective trusts. For the unfunded DB SERP and DB Restoration, Washington Gas pays, from internal funds, the individual benefits as they are due. The qualified pension plan, DB SERP, DB Restoration and health and life benefit plans are collectively referred to as the “Plans.”
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
We determine the discount rate based on a portfolio of high quality fixed-income investments (AA- as assigned by Standard & Poor’s or Aa3 as assigned by Moody’s or better) whose cash flows would cover our expected benefit payments. We determine the expected long-term rate of return by averaging the expected earnings for the target asset portfolio. In developing the expected rate of return assumption, we evaluate an analysis of historical actual performance and long-term return projections, which gives consideration to the asset mix and anticipated length of obligation of the Plans. Historically, the expected long-term return on plan assets has been lower for the health and life benefit plan than for the qualified pension plan due to differences in the allocation of the assets in the plan trusts and the taxable status of one of the trusts. We calculate the rate of compensation increase based on salary expectations, expected inflation levels, union negotiated salary rates and promotional expectations. The healthcare cost trend rate is determined by working with insurance carriers, reviewing historical claims data for the health and life benefit plan, considering plan provisions and analyzing market expectations.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table illustrates the effect of changing these actuarial assumptions, while holding all other assumptions constant:

Effect of Changing Critical Actuarial Assumptions
(In millions)	Pension Benefits			Health and Life Benefits
Actuarial Assumptions	Percentage-Point Change in Assumption	Increase (Decrease) in Ending Obligation	Increase (Decrease) in Annual Cost	Increase (Decrease) in Ending Obligation	Increase (Decrease) in Annual Cost
Expected long-term return on plan assets	+/- 1.00 pt.	n/a	$(6.6) / $6.6	n/a	$(3.9) / $3.9
Discount rate	+/- 0.25 pt.	$(30.3) / $32.0	$(2.2) / $2.4	$(9.4) / $9.9	$(0.8) / $0.9
Rate of compensation increase	+/- 0.25 pt.	$5.5 / $(5.3)	$1.0 / $(1.0)	n/a	n/a
Healthcare cost trend rate	+/- 1.00 pt.	n/a	n/a	$5.7 / $(5.1)	$2.1 / $(1.8)

We have historically utilized the Society of Actuaries’ (SOA) published mortality data in developing a best estimate of mortality as part of the calculation of the pension and other post-retirement benefit obligations. On October 27, 2014, the SOA published updated mortality tables for U.S. plans (RP-2014) and an updated improvement scale (MP-2014), which both reflect improved longevity. The MP-2014 improvement scale assumes that short-term rates of mortality improvement will converge to 1.00% per annum up to age 85 trending down to 0% between age 85 and age 115 with the ultimate long-term rate of improvement over a 20-year period from 2007 to 2027. Based upon an evaluation of the information provided by the SOA related to the RP-2014 tables and the MP-2014 improvement scale as well as recent additional studies of mortality improvement, we adopted the RP-2014 tables and adopted a modified improvement scale. We have modified the MP-2014 improvement scale to (a) adjust the ultimate long-term rate of mortality improvement from 1.00% to 0.75% per annum up to age 85 trending down to 0% between age 85 and age 115; and (b) shorten the convergence period from short term to ultimate rates of improvement from the 20-year period to a 15-year period. We adopted these new mortality assumptions in fiscal year 2015 to determine the benefit obligations as of September 30, 2015. The change to these revised mortality assumptions increased our pension and other post-retirement obligations by $46.8 million and $15.3 million, respectively at September 30, 2015.
Differences between actuarial assumptions and actual plan results are deferred and amortized into cost when the accumulated differences exceed ten percent of the greater of the projected benefit obligation or the market-related value of the plan assets. If necessary, the excess is amortized over the average remaining service period of active employees. At September 30, 2015, the discount rate for the pension, DB SERP and DB Restoration plans increased to 4.5%, 4.1% and 4.1%, from 4.4%, 4.0% and 4.0%, respectively, for the comparable period in the prior year. The health and post-retirement plans discount rate also increased to 4.5% from 4.4% during the same period. The higher discount rates reflect the change in long-term interest rates primarily due to current market conditions. Refer to Note 10 —Pension and Other Post-Retirement Benefit Plans of the Notes to Consolidated Financial Statements for a listing of the actuarial assumptions used and for further discussion of the accounting for the Plans.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

WGL HOLDINGS, INC.
RESULTS OF OPERATIONS
Beginning in fiscal year 2015, our chief operating decision maker began utilizing earnings before interest and tax (“EBIT”) as the primary measure of profit and loss in assessing the results of each segment’s operations. EBIT includes operating income, other income (expense) and earnings from unconsolidated affiliates. We believe that our use of EBIT enhances the ability to evaluate segment performance because it excludes interest and income tax expense, which are affected by corporate-wide strategies such as capital financing and tax sharing allocations.
EBIT should not be considered an alternative to, or a more meaningful indicator of our operating performance than, net income. Refer to summary results below for a reconciliation of EBIT to income before income taxes.
Summary Results
WGL reported net income applicable to common stock of $131.3 million, $105.9 million and $80.3 million for the fiscal years ended September 30, 2015, 2014 and 2013, respectively. We earned a return on average common equity of 10.5%, 8.4% and 6.3%, respectively, during each of these three fiscal years.
The following table summarizes our EBIT by operating segment for fiscal years ended September 30, 2015, 2014 and 2013.

Analysis of Consolidated Results
	Years Ended September 30,			Increase (Decrease)
(In millions)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
EBIT:
Regulated utility	$224.0	$184.7	$153.6	$39.3	$31.1
Retail energy-marketing	46.6	14.0	53.3	32.6	(39.3)
Commercial energy systems	9.7	6.9	3.0	2.8	3.9
Midstream energy services	(2.7)	8.4	(29.3)	(11.1)	37.7
Other activities	(9.7)	(11.6)	(8.7)	1.9	(2.9)
Intersegment eliminations	(1.0)	(0.2)	(2.0)	(0.8)	1.8
Total	$266.9	$202.2	$169.9	$64.7	$32.3
Interest expense	50.5	37.7	36.0	12.8	1.7
Income before income taxes	$216.4	$164.5	$133.9	$51.9	$30.6
Income tax expense	83.8	57.3	52.3	26.5	5.0
Dividends on Washington Gas preferred stock	1.3	1.3	1.3	—	—
Net income applicable to common stock	$131.3	$105.9	$80.3	$25.4	$25.6
EARNINGS PER AVERAGE COMMON SHARE
Basic	$2.64	$2.05	$1.55	$0.59	$0.50
Diluted	$2.62	$2.05	$1.55	$0.57	$0.50

Regulated Utility Operating Results
The following table summarizes the regulated utility segment’s financial data for fiscal years ended September 30, 2015, 2014 and 2013.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Regulated Utility Financial Data
	Years Ended September 30,			Increase (Decrease)
(In millions)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Utility net revenues(1):
Operating revenues	$1,328.2	$1,443.8	$1,200.4	$(115.6)	$243.4
Less: Cost of gas	536.0	726.9	521.5	(190.9)	205.4
Revenue taxes	83.5	84.3	81.4	(0.8)	2.9
Total utility net revenues	708.7	632.6	597.5	76.1	35.1
Operation and maintenance	320.1	291.4	292.6	28.7	(1.2)
Depreciation and amortization	110.4	104.1	100.4	6.3	3.7
General taxes and other assessments	53.7	53.4	52.3	0.3	1.1
Other income (expenses)-net	(0.5)	1.0	1.4	(1.5)	(0.4)
EBIT	$224.0	$184.7	$153.6	$39.3	$31.1
(1)We utilize utility net revenues, calculated as revenues less the associated cost of energy and applicable revenue taxes, to assist in the analysis of profitability for the regulated utility segment. The cost of the natural gas commodity and revenue taxes are generally included in the rates that Washington Gas charges to customers as reflected in operating revenues. Accordingly, changes in the cost of gas and revenue taxes associated with sales made to customers generally have no direct effect on utility net revenues, operating income or net income. Utility net revenues should not be considered an alternative, or a more meaningful indicator of our operating performance than operating income. Additionally, utility net revenues may not be comparable to similarly titled measures of other companies.

Fiscal Year 2015 vs. Fiscal Year 2014.
The increase in EBIT primarily reflects the following:

•	higher utility net revenue related to growth of more than 12,700 average active customer meters;

•	higher revenues due to new base rates in Maryland;

•	higher realized margins and unrealized mark-to-market valuations associated with our asset optimization program;

•	rate recovery related to the accelerated pipeline replacement programs and

•	favorable effects of changes in natural gas consumption patterns in the District of Columbia.
Partially offsetting these favorable variances were:

•	higher operation and maintenance expenses and

•	higher depreciation due to the growth in our investment in utility plant.

Fiscal Year 2014 vs. Fiscal Year 2013.
The increase in EBIT primarily reflects the following:

•	higher net revenues attributed to the colder weather impacts of 2014 that were in excess of our weather protection provisions;

•	higher revenues due to new base rates in Maryland and the District of Columbia;

•	an increase in revenues related to the growth of more than 12,200 average active customer meters;

•	favorable effects of changes in natural gas consumption patterns in the District of Columbia;

•	rate recovery related to the accelerated pipeline replacement programs;

•	higher realized margins associated with our asset optimization program; and

•	lower operations and maintenance expense.
Partially offsetting these favorable variances were:

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

Composition of Changes in Utility Net Revenues
	Increase (Decrease)
(In millions)	2015 vs. 2014	2014 vs. 2013
Customer growth	$5.1	$8.1
Estimated effects of weather and consumption patterns	3.3	7.1
Impact of rate cases	2.6	12.2
Accelerated pipe replacement programs	9.7	3.9
Asset optimization:
Realized margins	4.5	18.9
Unrealized mark-to-market valuations	59.9	(20.8)
Lower-of-cost or market adjustment	(1.1)	(0.3)
Storage carrying costs	(1.4)	1.1
Other	(6.5)	4.9
Total	$76.1	$35.1
Customer growth — Average active customer meters increased by more than 12,700 from fiscal year 2014 to 2015. Average active customer meters increased by more than 12,200 from fiscal year 2013 to 2014. Additionally, the fiscal year 2014 to 2013 comparison reflects changes in the composition of customers by class.
Estimated effects of weather and consumption patterns— Weather, when measured by HDDs, was 4.6% and 9.6% colder than normal during the years ended September 30, 2015 and 2014, respectively, and 0.2% warmer than normal during the year ended September 30, 2013. The effects of the warmer weather in fiscal year 2015 compared to 2014, were more than offset by changes in natural gas consumption patterns in the District of Columbia, partially due to commercial customers converting from interruptible to firm service. These conversions resulted in additional net revenues of approximately $2.5 million in fiscal year 2015. Additionally, natural gas consumption patterns may be affected by shifts in weather patterns in which customer heating usage may not correlate highly with average historical levels of usage per heating degree days that occur. Natural gas consumption patterns may also be affected by non-weather related factors such as customer conservation. Refer to the section entitled "Weather Risk" for a discussion of billing mechanisms in Maryland and Virginia, which are designed to eliminate the net revenue effects of variations in customer usage caused by weather and other factors such as conservation).
Impact of rate cases — The year over year variance for 2015 and 2014 reflects new base rates that were approved in Maryland, effective November 23, 2013. The year over year variance for 2014 and 2013 reflects new base rates that were approved in the District of Columbia and Maryland, effective June 4, 2013 and November 23, 2013, respectively.

Accelerated pipe replacement programs — The positive effect on revenues is primarily due to the continued growth of our accelerated pipe replacement programs in Maryland, Virginia and the District of Columbia.
Asset optimization — We recorded unrealized losses associated with our energy-related derivatives of $6.3 million, $66.2 million and $45.4 million for the fiscal years ended September 30, 2015, 2014 and 2013, respectively. When these derivatives settle, any unrealized amounts will ultimately reverse and Washington Gas will realize margins in combination with related transactions that these derivatives economically hedge. The large swings in the valuations are primarily due to movements in unobservable inputs used in the valuation of long-dated forward contracts. We believe that these values are not reflective of our ultimate cash flows as these purchases are utilized in the optimization of our long-term natural gas transportation and storage capacity resources, the value of which is not reflected at fair value. Refer to the section entitled “Market Risk—Price Risk Related to the Regulated Utility Segment” for further discussion of our asset optimization program.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Storage Carrying Costs — Each jurisdiction provides for the recovery of carrying costs based on the pre-tax cost of capital, multiplied by the average monthly investment balance of storage gas inventory. The year over year comparisons for 2015 and 2014 reflects lower average storage gas inventory balances primarily due to significantly lower priced gas in inventory. For fiscal year 2014 compared to 2013, the comparison reflects increased storage and related inventory due to adding additional storage capacity.
Operation and Maintenance Expenses. The following table provides the key factors contributing to the changes in operation and maintenance expenses of the regulated utility segment between years.

Composition of Changes in Operation and Maintenance Expenses
	Increase/(Decrease)
(In millions)	2015 vs. 2014	2014 vs. 2013
Employee incentives and direct labor costs	$15.9	$3.0
Employee benefits	(6.7)	(18.1)
Business development	6.7	0.2
System safety and integrity	2.2	7.7
Environment costs, net	1.9	2.2
Support services	3.1	2.4
Liability insurance	1.7	0.6
Uncollectible accounts	0.8	4.7
Other	3.1	(3.9)
Total	$28.7	$(1.2)

Employee incentives and direct labor costs — Washington Gas incurred increased employee incentives and labor costs for the year ended September 30, 2015 over the previous fiscal year, as a result of an increase in the valuation of our share-based long-term incentive plan as well as increases in employees and merit increases. The increase in expense for fiscal year 2014 compared to fiscal year 2013 is primarily due to higher direct labor costs driven by general wages increases, an increase in the number of employees and an increase in overtime work driven primarily by cold weather.
Employee benefits — The decrease in employee benefits expense in both year-over-year comparisons primarily relates to an amendment to the post-retirement benefits plan in April 2014, that resulted in a re-measurement of the benefit obligation and a reduction in the net periodic expense.
Business development — The increase primarily relates to an increase in customer growth initiatives for Washington Gas and costs related to the potential investment in Virginia gas reserves. Refer to the section entitled “Rates and Regulatory Matters" for a further discussion of this matter.
  System safety and integrity — Washington Gas incurred increased maintenance costs for the year ended September 30, 2015 compared to the previous fiscal year primarily due to weather-related safety and reliability activities. The increase in expense in fiscal year 2014 compared to 2013 year-over year comparison reflects increased maintenance costs driven primarily by cold weather.
Environment costs, net — The increase in expense during fiscal year 2015 reflects an increase in the environmental liability due to a change in the remediation plan at one of the Washington Gas environmental sites. Additionally, during the prior fiscal year, Washington Gas received proceeds from insurance policies for incurred legal costs and past and future environmental expenses. The increase in expense during the year ended September 30, 2014, compared to year ended September 30, 2013, reflects higher proceeds in fiscal year 2013 from an environmental insurance policy for past and future claims.
Support services —  Washington Gas incurred additional costs for the year ended September 30, 2015 compared to the prior fiscal year due to increased project related costs including the implementation of a new customer information system as

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

well as infrastructure support costs. The increase in expense during the year ended September 30, 2014, compared to the prior fiscal year is due to higher infrastructure support costs.
Liability insurance — The increase in liability insurance is due to higher excess liability and cyber insurance in fiscal year 2015.
Uncollectible accounts — The difference in expense between fiscal year 2015 compared to fiscal year 2014 relates to a potential refund to customers as a result of an order from the PSC of DC associated with a cash settlement to Competitive Service Providers (CSPs). Refer to Rates and Regulatory Matters for a further discussion. The increase in expense for the fiscal year 2014 to 2013 comparison is due to increased volumes of gas deliveries. In addition, Washington Gas provided an increased number of structured and deferred payment plans to customers in Maryland due to the extremely cold winter in fiscal year 2014.
Depreciation and Amortization.  The following table provides the key factors contributing to the changes in depreciation and amortization of the regulated utility segment between years.

Composition of Changes in Depreciation and Amortization
	Increase (Decrease)
(In millions)	2015 vs. 2014	2014 vs. 2013
Accelerated pipe replacement programs	$1.6	$0.8
Other Capital expenditures, net	4.7	3.6
Amortization reversal	—	(0.7)
Total	$6.3	$3.7

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Non-Utility Operating Results
Retail Energy-Marketing
The following table depicts the retail energy-marketing segment’s operating results along with selected statistical data.

Retail-Energy Marketing Financial and Statistical Data
	Years Ended September 30,			Increase (Decrease)
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Operating Results (In millions)
Gross margins(1):
Operating revenues	$1,306.8	$1,310.3	$1,279.3	$(3.5)	$31.0
Less: Cost of energy	1,201.1	1,239.0	1,164.8	(37.9)	74.2
Revenue taxes	9.3	8.3	6.8	1.0	1.5
Total gross margins	96.4	63.0	107.7	33.4	(44.7)
Operation expenses	44.7	43.8	49.6	0.9	(5.8)
Depreciation and amortization	0.7	0.7	0.7	—	—
General taxes and other assessments—other	4.5	4.6	4.4	(0.1)	0.2
Other income (expenses)-net	0.1	0.1	0.2	—	(0.1)
EBIT	$46.6	$14.0	$53.2	$32.6	$(39.2)
Analysis of gross margins (In millions)
Natural gas
Realized margins	$61.0	$59.0	$44.1	$2.0	$14.9
Unrealized mark-to-market gains (losses)	(12.7)	5.2	(1.7)	(17.9)	6.9
Other	(1.1)	—	—	(1.1)	—
Total gross margins—natural gas	47.2	64.2	42.4	(17.0)	21.8
Electricity
Realized margins	$57.2	$0.7	$58.6	$56.5	$(57.9)
Unrealized mark-to-market gains (losses)	(8.0)	(1.9)	6.7	(6.1)	(8.6)
Total gross margins—electricity	49.2	(1.2)	65.3	50.4	(66.5)
Total gross margins	$96.4	$63.0	$107.7	$33.4	$(44.7)
Other Retail-Energy Marketing Statistics
Natural gas
Therm sales (millions of therms)	713.0	718.1	702.5	(5.1)	15.6
Number of customers (end of period)	143,800	156,600	167,900	(12,800)	(11,300)
Electricity
Electricity sales (millions of kWhs)	12,057.0	11,692.0	12,133.0	365.0	(441.0)
Number of accounts (end of period)	138,000	162,100	179,900	(24,100)	(17,800)
(1) We utilize gross margins to assist with the analysis of profitability for the retail energy-marketing segment. Gross margins are calculated as revenues less the associated cost of energy and applicable revenue taxes. We consider gross margins to be a better reflection of performance than gross revenues or gross energy costs for our retail energy-marketing segment because gross margins are a direct measure of the success of our core strategy for the sale of natural gas and electricity. Gross margins should not be considered an alternative to, or a more meaningful indicator of our operating performance than operating income. Additionally, gross margins may not be comparable to similarly titled measures of other companies.
Fiscal Year 2015 vs. Fiscal Year 2014.  The increase in EBIT primarily reflects improved realized margins for electricity in the current period, reflecting lower PJM capacity and ancillary service charges. Additionally, prior year electricity margins were much lower, reflecting extreme price movements during the colder than normal weather that occurred between January

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

and March of 2014. Gross margins were also affected by lower unrealized mark-to-market valuations for both natural gas and electricity due to fluctuating market prices.

  Fiscal Year 2014 vs. Fiscal Year 2013.  The decrease in EBIT primarily reflects lower gross margins from the sale of electricity, partially offset by higher gross margins from the sale of natural gas. The decrease in gross margins from electric sales is due to higher capacity and ancillary service charges from the regional power grid operator (PJM) and a decrease in unrealized mark-to-market valuations due to fluctuating market prices.
The increase of the gross margins from natural gas sales reflects higher spot sales to interruptible customers, hedge settlements and portfolio optimization activity as well as an increase in unrealized mark-to-market valuations due to fluctuating market prices.
Commercial Energy Systems
The tables below represent the financial results of the commercial energy systems segment for the fiscal years ended September 30, 2015, 2014, and 2013.

Commercial Energy Systems Segment Financial Information
	Years Ended September 30,			Increase (Decrease)
(In millions)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Operating revenues	$51.8	$40.7	$35.2	$11.1	$5.5
Operating expenses:
Cost of sales	21.5	20.3	24.4	1.2	(4.1)
Operations	17.1	10.4	6.9	6.7	3.5
Depreciation and amortization	10.7	6.2	2.4	4.5	3.8
General taxes and other assessment	0.4	0.3	0.3	0.1	—
Operating expenses	$49.7	$37.2	$34.0	$12.5	$3.2
Equity earnings	2.2	2.0	1.1	0.2	0.9
Other income	5.4	1.4	0.7	4.0	0.7
EBIT	$9.7	$6.9	$3.0	$2.8	$3.9

EBIT by division:
Energy-efficiency contracting	$(2.4)	$(2.9)	$0.4	$0.5	$(3.3)
Commercial distributed generation	10.0	7.4	2.6	2.6	4.8
Investment in distributed generation	2.1	2.4	—	(0.3)	2.4
Total	$9.7	$6.9	$3.0	$2.8	$3.9

Fiscal Year 2015 vs. Fiscal Year 2014.  The increase in EBIT primarily reflects higher revenues attributed to additional distributed generation assets placed in service in the current year compared to prior year, higher contract margins on new federal contracts and higher income from state rebate programs for certain distributed generation projects. These favorable variances are partially offset by higher operating expenses due to increased in-service distributed generation assets as well as $3.0 million of unrecovered government contracting costs recorded in the current fiscal year related to contracting under the Small Business Administration's Business Development 8(a) Program. We do not anticipate any further unrecovered costs as the company exits its participation in this program. Additionally, not reflected in EBIT is the amortization of investment tax credits related to our distributed generation assets which were $4.1 million and $2.8 million for year ended September 30, 2015 and 2014, respectively.

Fiscal Year 2014 vs. Fiscal Year 2013.  The increase in EBIT primarily reflects higher operating revenues due to higher solar renewable credits, solar generation revenue from commercial solar assets and higher solar investment income. The

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

amortization of investment tax credits related to our distributed generation assets, not included in EBIT, was $1.1 million for fiscal year 2013.

Midstream Energy Services

The table below represents the financial results of the midstream energy services segment for the year ended September 30, 2015, 2014 and 2013.

Midstream Energy Services Segment Financial Information
	Years Ended September 30,			Increase (Decrease)
(In millions)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Operating revenues(a)	$3.2	$16.6	$(20.4)	$(13.4)	$37.0
Operating expenses:
Operations	7.7	8.5	8.7	(0.8)	(0.2)
Depreciation and amortization	0.1	0.1	0.1	—	—
General taxes and other assessment	0.8	0.3	0.4	0.5	(0.1)
Operating expenses	$8.6	$8.9	$9.2	$(0.3)	$(0.3)
Equity earnings	2.6	0.7	0.3	1.9	0.4
Other income	0.1	—	—	0.1	—
EBIT	$(2.7)	$8.4	$(29.3)	$(11.1)	$37.7
(a) The trading margins of Midstream Energy Services, including unrealized gains and losses on derivative instruments, are netted within operating revenues.

Fiscal Year 2015 vs. Fiscal Year 2014. The decrease in EBIT for the year ended September 30, 2015 compared to 2014, primarily reflects a $18.5 million reduction to income due to lower-of-cost or market adjustments on storage gas inventory and lower total annual storage and transportation spreads in the current year which affected our realized margins. Mostly offsetting the decrease in EBIT are the higher mark-to-market valuations on our derivative instruments of $25.7 million as well as lower investment development expenses and higher income related to our pipeline investments.

Fiscal Year 2014 vs. Fiscal Year 2013. The improvement to EBIT for fiscal year 2014, compared to fiscal year 2013, is driven by higher realized margins on physical and financial transactions associated with higher gas prices and unrealized gains on derivative instruments. Both 2014 and 2013 reflect expenses of approximately $4.0 million associated with investments in the Central Penn Line and Constitution pipeline projects, respectively.
Other Non-Utility Activities
Transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our four operating segments, are aggregated as “Other Activities” and included as part of non-utility operations. Our other non-utility activities reflect EBIT of $(9.7) million, $(11.6) million and $(8.7) million for the year ended September 30, 2015, 2014 and 2013, respectively. The comparison of EBIT between fiscal year 2015 and fiscal year 2014 reflects lower branding initiatives and business development costs, partially offset by a $5.6 million impairment related to ASDHI in the current year. The comparison of EBIT for fiscal years 2014 and 2013 reflects higher business development costs, legal expenses and corporate branding initiative costs.
Intersegment Eliminations
Intersegment eliminations include any mark-to-market valuations associated with trading activities between WGL Midstream and WGL Energy Services and timing differences between Commercial Energy Systems’ recognition of revenue for the sale of REC's to Retail Energy-Marketing and Retail Energy-Marketing’s recognition of the associated expense.
For further discussion of our financial performance by operating segment, refer to Note 16 - Operating Segment Reporting of the Notes to Consolidated Financial Statements.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Consolidated Interest Expense
The following table shows the components of WGL’s consolidated interest expense for the years ended September 30, 2015, 2014 and 2013. The increase in interest on long-term debt year over year primarily reflects the issuance of additional unsecured MTNs and private placement notes issued by Washington Gas in fiscal years 2015 and 2014 and senior notes issued by WGL in fiscal year 2015.

Composition of Consolidated Interest Expense
	Years Ended September 30,			Increase (Decrease)
(In millions)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Interest on long-term debt	$51.2	$37.1	$35.3	$14.1	$1.8
Other net, including allowance for funds used during construction	(0.7)	0.6	0.7	(1.3)	(0.1)
Total	$50.5	$37.7	$36.0	$12.8	$1.7
Consolidated Income Taxes
The following table shows WGL’s consolidated income tax expense and effective income tax rate for the years ended September 30, 2015, 2014 and 2013.

Consolidated Income Taxes
	Years Ended September 30,			Increase (Decrease)
(In millions)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Income before income taxes	$216.4	$164.5	$133.9	$51.9	$30.6
Income tax expense	83.8	57.3	52.3	26.5	5.0
Effective income tax rate	38.7%	34.8%	39.1%	3.9%	(4.3)%

The lower fiscal year 2014 effective income tax rate, when comparing to fiscal years 2015 and 2013, is a result of the tax benefit recorded during the first quarter of fiscal year 2014 for the reinstatement of regulatory assets related to the tax effect of Med D, causing the rate to be lower during that year. Refer to Note 9—Income Taxes of the Notes to the Consolidated Financial Statements for details.
LIQUIDITY AND CAPITAL RESOURCES
General Factors Affecting Liquidity
Access to short-term debt markets is necessary for funding our short-term liquidity requirements, the most significant of which include buying natural gas, electricity, pipeline capacity, and financing accounts receivable and storage gas inventory. We access long-term capital markets primarily to fund capital expenditures, investment activities and to pay long-term debt.
During the fiscal year ended September 30, 2015, WGL and Washington Gas met their liquidity and capital needs through retained earnings, the issuance of commercial paper and the issuance of long-term debt.

Our ability to access capital markets depends on our credit ratings, general market liquidity, and investor demand for our securities. Our credit ratings depend largely on the financial performance of our subsidiaries, and a ratings downgrade could both increase our borrowing costs and trigger the need for posting additional collateral with our wholesale counterparties or other creditors. In support of our credit ratings, we have a goal to maintain our common equity ratio in the 50% range of total consolidated capital over the long term. As of September 30, 2015, total consolidated capitalization, including current maturities of long-term debt and notes payable, comprised 48.3% common equity, 1.1% preferred stock and 50.6% long-term debt. This ratio varies during the fiscal year primarily due to the seasonal nature of Washington Gas' business. This seasonality

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

also affects our short-term debt balances, which are typically higher in the fall and winter months and substantially lower in the spring when a significant portion of our current assets are converted into cash at the end of the heating season. Our cash flow requirements and our ability to provide satisfactory resources to meet those requirements are primarily influenced by the activities of all of WGL’s operating segments.
Our plans provide for sufficient liquidity to satisfy our financial obligations. At September 30, 2015, we had no restrictions on our cash balances or retained earnings that would affect the payment of common or preferred stock dividends by either WGL or Washington Gas.
Short-Term Cash Requirements and Related Financing
Washington Gas has seasonal short-term cash requirements to fund the purchase of storage gas inventory in advance of the winter heating season. At September 30, 2015 and 2014, Washington Gas had balances in gas storage of $94.5 million and $156.1 million, respectively. Washington Gas collects the cost of gas under cost recovery mechanisms approved by its regulators. Additionally, Washington Gas may be required to post cash collateral for certain purchases.
During the first six months of our fiscal year, Washington Gas’ large sales volumes cause its cash requirements to peak when combined storage inventory, accounts receivable, and unbilled revenues are at their highest levels. During the last six months of our fiscal year, after the heating season, Washington Gas typically experiences a seasonal net loss due to reduced demand for natural gas. During this period, large amounts of Washington Gas’ current assets are converted to cash, which Washington Gas generally uses to reduce and usually eliminate short-term debt and acquire storage gas for the next heating season.
Variations in the timing of collections under Washington Gas' gas cost recovery mechanisms can significantly affect its short-term cash requirements. At September 30, 2015 and 2014, Washington Gas had $15.9 million and $9.8 million, respectively, in net over-collections, of gas costs reflected in current liabilities as gas costs due to customers. Amounts under-collected or over-collected that are generated during the current gas cost recovery cycle are deferred as a regulatory asset or liability on the balance sheet until September 1 of each year, at which time the accumulated amount is transferred to gas costs due from/to customers as appropriate. At September 30, 2015 and 2014, Washington Gas had a net regulatory liability of $28.8 million and $11.7 million, respectively, related to the current gas recovery cycle.
WGL and Washington Gas use short-term debt in the form of commercial paper or unsecured short-term bank loans to fund seasonal cash requirements. Our policy is to maintain back-up bank credit facilities in an amount equal to or greater than our expected maximum commercial paper position. Bank credit balances available to WGL and Washington Gas net of commercial paper balances were $207.0 million and $261.0 million at September 30, 2015 and $85.5 million and $261.0 million at September 30, 2014, respectively.
WGL and Washington Gas have each entered into credit facilities. The credit facility for WGL permits it to borrow up to $450.0 million, and further permits, with the banks’ approval, additional borrowings of $100 million for a maximum potential total of $550 million. The credit facility for Washington Gas permits it to borrow up to $350.0 million, and further permits, with the banks’ approval, additional borrowings of $100 million for a maximum potential total of $450 million. The interest rate on loans made under each of the credit facilities will be a fluctuating rate per annum that will be set using certain parameters at the time each loan is made. WGL and Washington Gas incur credit facility fees, which in some cases are based on the long-term debt ratings of Washington Gas. In the event that the long-term debt of Washington Gas is downgraded below certain levels, WGL and Washington Gas would be required to pay higher fees. There are five different levels of fees. The credit facility for WGL defines its applicable fee level as one level below the level applicable to Washington Gas. Under the terms of the credit facilities, the lowest level facility fee is 0.06% and the highest is 0.175%. The credit agreements as amended each have the right to request two additional one-year extensions, with the banks' approval.
To manage credit risk, Washington Gas may require certain customers and suppliers to provide deposits, which may include collateral from wholesale counterparties, which are reported as current liabilities in “Customer deposits and advance payments,” in the accompanying balance sheets. At September 30, 2015 and 2014, “Customer deposits and advance payments” totaled $88.5 million and $68.3 million, respectively. For Washington Gas, deposits from customers may be refunded at various times throughout the year based on the customer’s payment habits. At the same time, other customers make new deposits that cause the balance of customer deposits to remain relatively steady. There are no restrictions on Washington Gas’ use of these

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

customer deposits. Washington Gas pays interest to its customers on these deposits in accordance with the requirements of its regulatory commissions.
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
WGL Energy Services and WGL Midstream have seasonal short-term cash requirements to fund the purchase of storage gas inventory in advance of the winter heating season. At September 30, 2015 and 2014, WGL Energy Services had balances in gas storage of $36.1 million and $50.5 million, respectively. WGL Energy Services collects revenues that are designed to reimburse commodity costs used to supply their retail customer and wholesale counterparty contracts. At September 30, 2015 and 2014, WGL Midstream had balances in gas storage of $80.8 million and $127.0 million, respectively. As market opportunities arise, WGL Midstream collects revenues in excess of its commodity costs through its wholesale counterparty contracts. WGL Energy Services and WGL Midstream derive funding to finance these activities from short-term debt issued by WGL. Additionally, WGL Energy Services and WGL Midstream may be required to post cash collateral for certain purchases. WGL Energy Services and WGL Midstream may be required to provide parent guarantees from WGL for certain transactions.
In addition to storage gas, WGL Midstream also has short-term cash requirements to fund the capital requirements of its various pipeline investments. At September 30, 2015 and 2014, WGL Midstream had a $73.4 million and $28.1 million investment related to these pipelines. WGL Midstream derives funding to finance capital calls related to these investments initially from short-term debt issued by WGL, prior to securing potential long-term financing arrangements in the form of debt or equity.
WGL Energy Systems has cash requirements to fund the construction and purchase of residential and commercial distributed generating systems. WGL Energy Systems derives funding to finance these activities from short-term debt issued by WGL prior to securing potential long-term financing arrangements in the form of debt or equity.

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
Long-Term Cash Requirements and Related Financing
The primary drivers of our long-term cash requirements include capital expenditures, non-utility investments, long-term debt maturities and our share repurchase program (as described below). For the regulated utility segment, our capital expenditures primarily relate to adding new utility customers and system supply as well as maintaining the safety and reliability of Washington Gas’ distribution system (refer to the section entitled “Capital Investments” below).
For our non-utility segments, our long-term cash requirements primarily depend on the level of investments and capital expenditures. For WGL Midstream, our investments primarily relate to providing capital for construction of the pipeline investments. For WGL Energy Systems, our investments primarily relate to providing capital for construction of new residential and commercial solar projects.
A share repurchase program was approved by the Board of Directors and announced on August 7, 2014 to repurchase WGL’s common stock up to an amount of $150 million. The shares may be repurchased in the open market or in privately negotiated transactions. The repurchase program is authorized for a two year period. During the year ended September 30, 2015, we repurchased 1.0 million shares of common stock for a cost of $41.5 million all in the first quarter. Since the program's inception, we have repurchased 2.3 million shares of common stock for a total cost of $97.6 million. We do not anticipate repurchasing additional shares prior to the expiration of this authorization.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

WGL anticipates that, as it increases capital expenditures pursuant to its announced investment commitments and its other growth strategies, it will likely raise capital by issuing additional shares of common stock. There can be no assurance, however, that we will be able to raise capital on favorable terms or at all.

In October and December 2014, WGL issued $250 million of long-term debt. In March 2015, WGL entered into intercompany agreements with three of its affiliates, WGL Energy Systems, WGSW and WGL Midstream. These agreements have terms consistent with WGL's long-term debt issuances. The intercompany loans are eliminated in consolidation. Refer to Cash Flows Provided by Financing Activities as well as Note 5—Long Term Debt in the Notes to Consolidated Financial Statements for further discussion of long term debt activity for both WGL and Washington Gas. Additionally, we are exposed to interest-rate risk associated with our debt financing. Prior to issuing long-term debt, WGL and Washington Gas may utilize derivative instruments to minimize its exposure to the risk of interest-rate volatility. Refer to the section entitled “Interest-Rate Risk” for further discussion of our interest-rate risk management activity.
Security Ratings
The table below reflects the credit ratings for the outstanding debt instruments of WGL and Washington Gas for the year ended September 30, 2015. Changes in credit ratings may affect WGL's and Washington Gas' cost of short-term debt and our access to the capital markets. A security rating is not a recommendation to buy, sell or hold securities. Credit ratings are subject to revision or withdrawal at any time by the assigning rating organization and each rating should be evaluated independently of any other rating.

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
Ratings Triggers and Certain Debt Covenants
WGL and Washington Gas pay credit facility fees, which in some cases are based on the long-term debt ratings of Washington Gas. Under the terms of WGL’s and Washington Gas’ credit agreements and private placement notes, the ratio of consolidated financial indebtedness to consolidated total capitalization cannot exceed 0.65 to 1.0 (65.0%). WGL's and Washington Gas' ratios of consolidated financial indebtedness to consolidated total capitalization were 51% and 42%, respectively. In addition, WGL and Washington Gas are required to inform lenders of changes in corporate existence, financial conditions, litigation and environmental warranties that might have a material effect on debt ratings. The failure to inform the lenders’ agent of material changes in these areas might constitute default under the agreements. Additionally, failure to pay principal or interest on any other indebtedness may be deemed a default under our credit agreements. A default, if not remedied, may lead to a suspension of further loans and/or acceleration in which obligations become immediately due and payable. At September 30, 2015, we were in compliance with all of the covenants under our revolving credit facilities.
For certain of Washington Gas’ natural gas purchase and pipeline capacity agreements, if the long-term debt of Washington Gas is downgraded to or below the lower of a BBB- rating by Standard & Poor’s or a Baa3 rating by Moody’s Investors Service, or if Washington Gas is deemed by a counterparty not to be creditworthy, then the counterparty may withhold service or deliveries, or may require additional credit support. For certain other agreements, if the counterparty’s credit exposure to Washington Gas exceeds a contractually defined threshold amount, or if Washington Gas’ credit rating declines by a certain rating level, then the counterparty may require additional credit support. At September 30, 2015, Washington Gas would be required to provide additional credit support of $2.2 million for these arrangements if its long-term credit rating was to be downgraded by one rating level.
WGL guarantees payments for certain purchases of natural gas and electricity on behalf of WGL Energy Services and WGL Midstream (refer to “Contractual Obligations, Off-Balance Sheet Arrangements and Other Commercial Commitments”

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

for a further discussion of these guarantees). If the credit rating of WGL declines, WGL Energy Services and WGL Midstream may be required to provide additional credit support for these purchase contracts. At September 30, 2015, WGL Energy Services would not be required to provide additional credit support for these arrangements; however, WGL Midstream would be required to provide less than $0.01 million of additional credit support for these arrangements if the long-term credit rating of WGL was to be downgraded by one rating level.
Historical Cash Flows
The following table summarizes WGL’s net cash provided by (used in) operating, investing and financing activities for the fiscal years ended September 30, 2015, 2014 and 2013:

	Fiscal Years Ended September 30,			Increase / (Decrease)	Increase / (Decrease)
(In millions)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Cash provided by (used in):
Operating activities	$504.1	$382.2	$318.0	$121.9	$64.2
Investing activities	$(525.1)	$(422.1)	$(371.1)	$(103.0)	$(51.0)
Financing activities	$19.0	$45.2	$46.3	$(26.2)	$(1.1)

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

The non-utility cash flows from operating activities primarily reflect: (i) the timing of receipts related to distributed generation and federal projects at commercial energy systems; (ii) the timing of receipts related to electric and gas bills for WGL Energy Services as well as the timing of payments for the cost of the commodity and (iii) the timing of gas purchases and sales resulting from asset optimization arrangements at WGL Midstream. Both WGL Energy Services' and WGL Midstream's cash flows are impacted by the timing of derivative settlements.
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
Net cash provided by operating activities for the fiscal year ended September 30, 2015 increased by $121.9 million to $504.1 million from $382.2 million for fiscal year ended September 30, 2014. The increase in net cash flows primarily reflects lower natural gas prices to fill storage, higher EBIT from the retail energy-marketing segment and the timing of income tax payments. Seasonal trends and timing are reflected within changes to accounts receivable.
Net cash provided by operating activities for fiscal year ended September 30, 2014 totaled $382.2 million compared to $318.0 million in fiscal year ended September 30, 2013. This change in net cash flows reflects an increase in storage gas due to higher inventory prices; increased inventory and a decrease in pension and post-retirement benefit contributions; and a decrease in the change in gas costs (current) and other regulatory assets/liabilities- net due to increase in mark-to-market adjustments along with an increase in price. Seasonal trends and timing are reflected within changes to accounts receivables, recoverable energy costs and accounts payable.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Cash Flows Provided By Financing Activities
Cash flows provided by financing activities totaled $19.0 million in fiscal year ended September 30, 2015 reflecting: (i) the issuance of $298.2 million in long-term debt; (ii) the retirement of $20.0 million in MTNs; a $121.5 million decrease in notes payable; $91.3 million of dividend payments on common and preferred stock and the repurchase of $41.5 million in common stock. Cash flows provided by financing activities totaled $45.2 million in fiscal year ended September 30, 2014 reflecting the issuance of $175.3 million of long-term debt; retirement of $67.0 million in MTNs; $80.4 million increase in notes payable used to finance gas purchase and storage inventory costs; $85.2 million of dividend payments on common and preferred stock and the repurchase of $56.1 million in common stock. Cash flows provided by financing activities totaled $46.3 million in fiscal year ended September 30, 2013 reflecting an increase in notes payable of $125.4 million used to finance gas purchase and storage inventory costs and $86.1 million of dividend payments on common and preferred stock.

The following table reflects the issuances and retirements of long-term debt that occurred during the fiscal years 2015, 2014 and 2013 (also refer to Note 5 —Long Term Debt of Notes to Consolidated Financial Statements).

Long-Term Debt Activity
	2015		2014		2013
($ In millions)	Interest Rate	Face value	Interest Rate	Face value	Interest Rate	Face value
Long Term Debt(a)
Issued	2.25-4.60%	$300.0	4.22 – 5.00%	$175.0	n/a	$—
Retired	4.83%	(20.0)	4.88 – 5.17%	(67.0)	n/a	—
Other financing
Issued (b)	n/a	—	2.52%	0.3	n/a	—
Retired (c)	2.52-4.10%	(8.3)	n/a	—	n/a	—
Other activity
Total		$271.7		$108.3		$—
(a) Includes senior notes for WGL Holdings, MTN's and private placement debt for Washington Gas. Certain issuances for WGL Holdings contain make-whole call provisions.
(b) Includes the non-cash issuances of project debt financing of $0.3 million for fiscal year 2014.
(c) Includes the non-cash extinguishments of project debt financing of $8.3 million for fiscal year 2015.

Cash Flows Used in Investing Activities
Net cash flows used in investing activities totaled $525.1 million, $422.1 million and $371.1 million during fiscal years 2015, 2014 and 2013, respectively, which primarily consists of utility capital expenditures made by Washington Gas and non-utility investments in pipeline and distributed generation.
Capital Investments

Total WGL expenditures for capital investments for the year ended September 30, 2015 are shown in the chart below:

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table depicts our actual capital investments for fiscal years 2013, 2014 and 2015, and projected capital investments for fiscal years 2016 through 2020. Our capital outlays include expenditures to extend service to new areas, and to ensure safe, reliable and improved service for our utility and to grow our non-utility investments.

	Actual			Projected
(In millions)	2013	2014	2015	2016	2017	2018	2019	2020	Total
New business(a)	$71.3	$97.0	$84.8	$105.0	$130.5	$151.0	$169.7	$184.0	$740.2
Replacements:
Regulatory plans(b)	40.2	51.7	113.1	112.9	125.0	126.9	134.2	151.6	650.6
Other	63.8	70.0	56.0	58.9	47.6	44.2	43.2	43.5	237.4
Customer information system	—	9.9	24.6	39.0	14.1	—	—	—	53.1
Other utility	52.5	82.2	42.5	45.7	48.5	58.6	48.2	56.1	257.1
Cash basis-utility	—	(24.5)	6.4	—	—	—	—	—	—
Total utility(c)	227.8	286.3	327.4	361.5	365.7	380.7	395.3	435.2	1,938.4
Pipeline investments(d)	6.2	20.8	42.7	262.6	336.5	121.3	37.5	—	757.9
Distributed generation	83.7	108.2	158.3	200.1	100.1	100.1	100.1	100.1	600.5
Other non-utility	0.7	0.2	0.2	10.4	0.4	0.1	0.1	0.1	11.1
Cash basis-non-utility	—	—	3.1	—	—	—	—	—	—
Total investments	$318.4	$415.5	$531.7	$834.6	$802.7	$602.2	$533.0	$535.4	$3,307.9
(a) Includes certain projects that support the existing distribution system.
(b) Represents capital expenditures (excluding cost of removal), both approved, and expected to be approved, under our Accelerated Pipeline
Replacement Programs in all jurisdictions. Refer to the section entitled "Accelerated Pipeline Replacement Programs" for a further discussion.
(c) Excludes Allowance for Funds Used During Construction and cost of removal. Includes capital expenditures accrued and capital expenditure adjustments recorded in the fiscal year.
(d) Fiscal year 2016 includes a potential $90 million investment in a pipeline gathering system in West Virginia.

Accelerated Pipe Replacement Programs
Accelerated pipe replacement programs are in place in all three of our jurisdictions. Washington Gas is accelerating pipe replacement in order to reduce risk and further enhance the safety and reliability of the pipeline system. Each regulatory commission having jurisdiction over Washington Gas’ retail rates has approved accelerated replacement programs with an associated surcharge mechanism to recover the cost, including a return, on those capital investments. In contrast to the

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

traditional rate-making approach to capital investments, for the accelerated pipe replacement programs, Washington Gas is receiving recovery for these investments through the approved surcharges for each program. The following table presents the expenditures made and revenues recognized for the accelerated pipe replacement programs in fiscal year 2015 and 2014.

Accelerated Pipe Replacement Programs (in millions) Fiscal Year 2015 Activity
	District of Columbia	Maryland	Virginia	Total
Capital Expenditures, excluding cost of removal	$23.5	$39.0	$50.6	$113.1
Revenues recognized	$3.1	$3.2	$12.1	$18.4
District of Columbia Jurisdiction.  In the District of Columbia, the December 16, 2009 settlement for the replacement and encapsulation program targeting vintage mechanically coupled pipe is expected to be completed in calendar year 2016 for an estimated amount of $49.1 million. On August 15, 2013, Washington Gas filed a request for approval with the PSC of DC of a Revised Accelerated Pipe Replacement Plan (revised APRP), including a surcharge mechanism to recover the associated costs for the first five years of the plan. Washington Gas proposed to replace bare and/or unprotected steel services, bare and targeted unprotected steel main, and cast iron main in its distribution system in the District of Columbia at an estimated five-year cost of $110 million, including cost of removal. The PSC of DC granted final approval of the APRP in August 2014, and through a settlement approved in a separate proceeding authorized a surcharge to recover the costs of the first five years of the accelerated pipe replacement program, including replacement activity starting in June of 2014. On January 29, 2015, the PSC of DC issued an order approving the settlement agreement. The revised APRP is in addition to the program in place, which targets vintage mechanically coupled pipe.
Maryland Jurisdiction. On November 7, 2013, pursuant to the Strategic Infrastructure Development and Enhancement (STRIDE) law in Maryland, Washington Gas filed an application with the PSC of MD for authority to implement a STRIDE Plan and to recover the reasonable and prudent costs associated with the infrastructure replacements through monthly surcharges. Washington Gas proposed to replace bare and/or unprotected steel services and targeted copper and/or pre-1975 plastic services, bare and targeted unprotected steel main, mechanically coupled pipe main and service, and cast iron main in its distribution system in Maryland at an estimated five-year cost of $200 million, including cost of removal, through calendar year 2018. On May 6, 2014, the PSC of MD issued an order approving Washington Gas' first STRIDE Plan. On March 10, 2015, Washington Gas filed an application with the PSC of MD for approval of an amendment to the approved STRIDE Plan. Washington Gas requested approval to add one additional program applicable to gas distribution system replacements and four additional programs applicable to gas transmission system replacements at an incremental cost of $31.3 million, including cost of removal, in eligible infrastructure replacements over the remaining four years of the STRIDE Plan. On May 27, 2015, the Chief Public Utility Law Judge issued a proposed order approving, with the modification to exclude the Maryland allocated portion of transmission programs located outside the state of Maryland, the proposed amendment to the approved STRIDE Plan. This decision was affirmed by the PSC of MD. On July 30, 2015, Washington Gas filed an appeal with the Circuit Court for Montgomery County to challenge the decision to deny recovery through the STRIDE Plan of costs related to transmission system replacement projects located outside Maryland. A decision in this case is pending.
Virginia Jurisdiction. On February 6, 2015, Washington Gas submitted an application to the SCC of VA requesting approval to amend its SAVE Plan to expand the scope of some existing programs, to include new distribution facilities replacement programs, and to add new programs to replace transmission facilities. On June 5, 2015, the SCC of VA approved the amended SAVE Plan; however, the Commission denied a portion of the proposal to replace transmission facilities and a portion of the proposal to include new distribution facilities. The SCC of VA approved incremental expenditures of $66 million, including cost of removal, through 2017. The new incremental factor began on August 1, 2015. With the amendment, Washington Gas' current, approved SAVE Plan encompasses eight ongoing programs: (i) bare and/or unprotected steel service replacement program, (ii) bare and unprotected steel main replacement program, (iii) mechanically coupled pipe replacement, (iv) copper services replacement program, (v) black plastic services replacement program, (vi) cast iron mains replacement program, (vii) meter set and piping remediation/replacement program and (viii) transmission programs. On November 9, 2015, the Commission approved Washington Gas' application for the SAVE Rider for 2016, which was filed on August 19, 2015. Washington Gas is authorized to invest $257.4 million, including cost of removal, over the five-year calendar period through 2017.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Pipeline Investments

Constitution Pipeline. In May 2013, WGL Midstream entered into an agreement to invest in Constitution Pipeline Company, LLC. WGL Midstream will invest an estimated $83.4 million in the project for a 10% share in the pipeline venture. The pipeline project is designed to transport at least 650,000 dekatherms of natural gas per day from the Marcellus region in northern Pennsylvania to major northeastern markets. Fully contracted with long-term commitments from established natural gas producers currently operating in Pennsylvania, the pipeline will originate from the Marcellus production areas in Susquehanna County, PA, and interconnect with the Iroquois Gas Transmission and Tennessee Gas Pipeline systems in Schoharie County, N.Y. In June 2013, Constitution Pipeline filed a formal certificate application with the FERC. On December 2, 2014, the FERC issued an order granting a certificate of public convenience and necessity. The pipeline has a targeted in-service date of the fourth quarter of 2016.
Central Penn Line Pipeline. In February 2014, WGL Midstream entered into a limited liability company agreement and formed Meade Pipeline Co LLC (Meade), to jointly develop and own, together with Transcontinental Gas Pipe Line Company, LLC (Transco), an approximately 185-mile pipeline originating in Susquehanna County, Pennsylvania and extending to Lancaster County, Pennsylvania (Central Penn) that will have the capacity to transport and deliver up to approximately 1.7 million dekatherms per day of natural gas. This pipeline will be an integral part of Transco’s “Atlantic Sunrise” project. WGL Midstream will invest an estimated $410.6 million for a 55% interest in Meade, and Meade will invest an estimated $746 million in Central Penn for an approximate 39% interest in Central Penn. Transco will have the remaining ownership interests. Central Penn currently has a projected in-service date in the second half of 2017.
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
Mountain Valley Pipeline. In March 2015, WGL Midstream acquired a 7% equity interest in Mountain Valley Pipeline, LLC.
The proposed pipeline to be developed, constructed, owned and operated by Mountain Valley will transport approximately 2.0 million dekatherms of natural gas per day from two interconnects with EQT Corporation's Equitrans system in West Virginia to Transco's Station 165 in Pittsylvania County, Virginia. The pipeline is scheduled to be in service by December 2018.
The total project investment is anticipated to be approximately $3.0 to $3.5 billion. WGL Midstream will invest, in scheduled capital contributions through the in-service date of the pipeline, its pro rata share (based on its 7% equity interest) of project costs, for an estimated aggregate amount of approximately $210 to $245 million. In addition, WGL Midstream entered into a gas purchase commitment to buy 500,000 dekatherms of natural gas per day, at index-based prices, for a 20 year term and we will also be a shipper on the proposed pipeline.

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
The total estimated purchase obligations for WGL as of September 30, 2015 for future fiscal years are shown below.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Estimated Contractual Obligations and Commercial Commitments
	Years Ended September 30,
(In millions)	2016	2017	2018	2019	2020	Thereafter	Total
Pipeline and storage contracts(a)	$232.4	$221.2	$216.4	$272.8	$265.2	$2,224.6	$3,432.6
Long-term debt(b)	25.0	—	—	50.0	150.0	746.0	971.0
Interest expense(c)	48.4	48.1	48.1	45.0	40.1	627.8	857.5
Gas purchase commitments(d)
—Washington Gas	340.6	413.8	403.4	396.6	413.6	4,819.0	6,787.0
—WGL Energy Services	156.4	67.8	9.7	0.5	—	—	234.4
—WGL Midstream(e)	252.9	348.6	1,082.6	1,650.9	1,866.4	32,117.1	37,318.5
Electric purchase commitments(f)	477.4	215.8	56.3	6.2	1.1	—	756.8
Operating leases	6.4	5.8	5.9	2.7	2.8	23.1	46.7
Business process outsourcing(g)	34.1	23.3	17.5	16.9	16.6	—	108.4
Other long-term commitments(h)	5.5	4.4	2.5	0.6	0.7	0.8	14.5
Total	$1,579.1	$1,348.8	$1,842.4	$2,442.2	$2,756.5	$40,558.4	$50,527.4

(a)	Represents minimum payments for natural gas transportation, storage and peaking contracts for Washington Gas, WGL Energy Services and WGL Midstream.

(b)	Represents scheduled repayment of principal.

(c)	Represents the scheduled interest payments associated with long-term debt for WGL and Washington Gas.

(d)
Includes known and reasonably likely commitments to purchase fixed volumes of natural gas. Cost estimates are based on forward market prices as of September 30, 2015. Certain of our gas purchase agreements have optionality, which may cause increases in these commitments.

(e) Includes gas purchase commitments to be sold under a gas sale and purchase, and capacity agreement with GAIL Global (USA) LNG LLC, a subsidiary of GAIL (India) Limited, under which WGL Midstream has agreed to sell and deliver a minimum of 340,000 dekatherms per day and up to 430,000 dekatherms per day of natural gas, for a term of 20 years from the in-service date of the export facility. Also includes gas purchase commitments related to certain of our investments.
(f) Represents electric purchase commitments that are based on existing fixed price and fixed volume contracts. Includes $15.7 million related to renewable energy credits.
(g) Represents fixed costs to service providers related to various contracts for business process outsourcing. For one of the business process outsourcing contracts, these payments do not reflect potential inflationary adjustments of $7.8 million over the remaining term of the contract.
(h) Includes secured supply agreements’ minimum program fees, certain information technology service contracts and committed payments related to certain environmental response costs and excludes uncertain tax positions.
The table above reflects fixed and variable obligations. Certain of these estimates reflect likely purchases under various contracts, and may differ from minimum future contractual commitments disclosed in Note 13 —Commitments of the Notes to Consolidated Financial Statements.
For commitments related to Washington Gas’ pension and post-retirement benefit plans, during fiscal year 2015, Washington Gas did not contribute to its qualified pension plan but did contribute $1.8 million to its non-funded DB SERP. In addition, Washington Gas contributed $16.0 million to its health and life insurance benefit plans during fiscal year 2015. During fiscal year 2016, Washington Gas does not expect to make a contribution to its qualified pension plan but does expect to make a payment totaling $4.8 million to its non-funded DB SERP. Washington Gas expects to make a contribution of $16.0 million to its health and life insurance benefit plans during fiscal year 2016. For a further discussion of our pension and post-retirement benefit plans, refer to Note 10—Pension and Other Post-Retirement Benefit Plans of the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements
WGL has provided contributions and guarantees to Meade on behalf of WGL Midstream. As of September 30, 2015, our maximum exposure to loss was $59.4 million. WGL has provided guarantees to Mountain Valley on behalf of WGL Midstream and another partner in the venture. WGL's maximum exposure to loss due to the provided guarantees was $20.0 million at September 30, 2015. Refer to Note 17 - Other Investments of the Notes to Consolidated Financial Statements for a further discussion of our Meade and Mountain Valley investments.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Financial Guarantees
WGL has guaranteed payments primarily for certain commitments on behalf of Washington Gas, WGL Energy Services, WGL Energy Systems and WGL Midstream. At September 30, 2015, these guarantees totaled $30.7 million, $230.1 million, $8.5 million and $318.3 million for Washington Gas, WGL Energy Services, WGL Energy Systems and WGL Midstream, respectively. At September 30, 2015,WGL also had guarantees on behalf of other subsidiaries totaling $2.0 million. The amount of such guarantees is periodically adjusted to reflect changes in the level of WGL's financial exposure related to these commitments. For all of our financial guarantees, WGL may cancel any or all future obligations upon written notice to the counterparty, but WGL would continue to be responsible for the obligations created under the guarantees prior to the effective date of the cancellation. WGL has also guaranteed payments for certain of our external partners. At September 30, 2015, these guarantees totaled $8.1 million.

Operating Issues Related To Changes in Natural Gas Supply
In fiscal year 2005, Washington Gas began addressing a significant increase in the number of natural gas leaks on its distribution system in certain geographic areas. Natural gas containing a low concentration of HHCs caused the seals in certain mechanical couplings in Washington Gas’ distribution system to shrink, increasing the propensity for the coupling to leak. Independent laboratory tests performed on behalf of Washington Gas showed that the injection of HHCs offset the effect of the low HHC gas on the seals in couplings, reducing their propensity to leak.

Washington Gas constructed three facilities to inject HHCs into the gas stream entering the Washington Gas distribution system and replaced gas service lines and replaced or rehabilitated gas mains that contained the affected mechanical couplings in certain geographic areas. Additionally, Washington Gas continues to mitigate the impact of low HHC gas from whatever source through the operation of three HHC injection facilities and its accelerated pipeline replacement programs in all three of its jurisdictions. These accelerated pipeline replacement programs include the replacement of higher risk mains and services, including vintage mechanically coupled mains and services (refer to the section "Accelerated Pipeline Replacement Programs" for further discussion of these programs).

CREDIT RISK
Wholesale Credit Risk
Certain wholesale suppliers that sell natural gas to any or all of Washington Gas, WGL Energy Services, and WGL Midstream and electricity to WGL Energy Services, may have relatively low credit ratings or may not be rated by major credit rating agencies.
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
Washington Gas, WGL Energy Services and WGL Midstream are also subject to the collateral requirements of their counterparties. At September 30, 2015, Washington Gas, WGL Energy Services and WGL Midstream provided $3.5 million, $22.6 million and $3.6 million in cash collateral to counterparties, respectively.
The following table provides information on our credit exposure, net of collateral, to wholesale counterparties as of September 30, 2015 for Washington Gas, WGL Energy Services and WGL Midstream, separately.

Credit Exposure to Wholesale Counterparties (In millions)
Rating(a)	Exposure Before Credit Collateral(b)	Offsetting Credit Collateral Held(c)	Net Exposure	Number of Counterparties Greater Than 10%(d)	Net Exposure of Counterparties Greater Than 10%
Washington Gas
Investment Grade	$27.3	$—	$27.3	1	$17.5
Non-Investment Grade	—	—	—	—	—
No External Ratings	2.0	—	2.0	—	—
WGL Energy Services
Investment Grade	$0.9	$—	$0.9	1	$0.7
Non-Investment Grade	—	—	—	—	—
No External Ratings	0.2	—	0.2	—	—
WGL Midstream
Investment Grade	$23.2	$—	$23.2	2	$17.4
Non-Investment Grade	—	—	—	—	—
No External Ratings	2.9	—	2.9	—	—

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
The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Regulated Utility segment’s energy-related derivatives during the fiscal year ended September 30, 2015.

Regulated Utility Segment Changes in Fair Value of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2014	$(282.2)
Net fair value of contracts entered into during the period	7.0
Other changes in net fair value	(39.9)
Realized net settlement of derivatives	29.3
Net assets (liabilities) at September 30, 2015	$(285.8)

Regulated Utility Segment Roll Forward of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2014	$(282.2)
Recorded to income	(14.5)
Recorded to regulatory assets/liabilities	(18.4)
Realized net settlement of derivatives	29.3
Net assets (liabilities) at September 30, 2015	$(285.8)

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The maturity dates of our net assets (liabilities) associated with the regulated utility segment’s energy-related derivatives recorded at fair value at September 30, 2015, is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Regulated Utility Segment Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

(In millions)	2016	2017	2018	2019	2020	Thereafter	Total
Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	(2.3)	(2.5)	0.1	—	—	—	(4.7)
Level 3 — Significant unobservable inputs	(27.0)	(37.8)	(30.4)	(24.1)	(20.4)	(141.4)	(281.1)
Total net assets (liabilities) associated with our energy-related derivatives	$(29.3)	$(40.3)	$(30.3)	$(24.1)	$(20.4)	$(141.4)	$(285.8)
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
A portion of WGL Energy Services’ annual natural gas sales volumes is subject to variations in customer demand associated with fluctuations in weather and other factors. Purchases of natural gas to fulfill retail sales commitments are generally made under fixed-volume contracts based on certain weather assumptions. If there is significant deviation from normal weather or from other factors that affect customer usage or utility delivery requirements, purchase commitments may differ significantly from actual customer usage. To the extent that WGL Energy Services cannot match its customer requirements and supply commitments, it may be exposed to commodity price and volume variances, which could negatively impact expected gross margins (refer to the section entitled “Weather Risk” for further discussion of our management of weather risk). WGL Energy Services manages these risks through the use of derivative instruments, including financial products.
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

The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Retail Energy-Marketing segment’s energy-related derivatives during the fiscal year ended September 30, 2015.

Retail Energy-Marketing Segment Changes in Fair Value of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2014	$(5.4)
Net fair value of contracts entered into during the period	(7.1)
Other changes in net fair value	(19.2)
Realized net settlement of derivatives	1.7
Net assets (liabilities) at September 30, 2015	$(30.0)

Retail Energy-Marketing Segment Roll Forward of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2014	$(5.4)
Recorded to income	(22.5)
Recorded to accounts payable	(3.8)
Realized net settlement of derivatives	1.7
Net assets (liabilities) at September 30, 2015	$(30.0)
The maturity dates of our net assets (liabilities) associated with the retail energy-marketing segments’ energy-related derivatives recorded at fair value at September 30, 2015 is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Retail Energy-Marketing Segment Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

(In millions)	2016	2017	2018	2019	2020	Thereafter	Total
Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	(13.4)	(1.4)	(0.7)	—	—	—	(15.5)
Level 3 — Significant unobservable inputs	(2.8)	(10.8)	(0.9)	—	—	—	(14.5)
Total net assets (liabilities) associated with our energy-related derivatives	$(16.2)	$(12.2)	$(1.6)	$—	$—	$—	$(30.0)
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
WGSW holds project financing arrangements and a limited partnership interest associated with distributed generating solar assets acquired at a fair market value based on an independent appraisal. The project financing arrangements allow WGSW to lease back those solar assets to the counterparty with a fixed target rate of return over a period of 6-20 years. WGSW may also enter into limited partnership interests where solar assets are purchased by and leased to retail customers through the partnership. The purchased solar assets are expected to achieve a target rate of return from the lease payments being collected from the retail customers. WGSW manages this price risk through its investment agreements and evaluation of the asset purchase in conjunction with the inception of the lease.
Midstream Energy Services. WGL Midstream engages in wholesale commodity transactions to optimize its owned and managed natural gas assets. Price risk exists to the extent WGL Midstream does not closely match the volume of physical natural gas in storage with the related forward sales entered into as hedges. WGL Midstream mitigates this risk by actively managing and hedging these assets in accordance with corporate risk management policies and procedures. Depending upon the nature of its forward hedges, WGL Midstream may also be exposed to fluctuations in mark-to-market valuations based on changes in forward price curves. WGL Midstream pays fixed, fair market prices for its owned storage assets and is subject to variations in annual summer-winter price differentials associated with weather and other market factors. To the extent there are significant variations in weather, WGL Midstream may incur price variances that negatively impact expected gross margins (refer to the section entitled “Weather Risk” for further discussion of our management of weather risk). WGL Midstream manages this risk through the use of derivative instruments, including financial products.

The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Midstream Energy Services segments’ energy-related derivatives during the fiscal year ended September 30, 2015.

Midstream Energy Services Segment Changes in Fair Value of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2014	$(29.0)
Net fair value of contracts entered into during the period	46.1
Other changes in net fair value	4.0
Realized net settlement of derivatives	(42.9)
Net assets (liabilities) at September 30, 2015	$(21.8)

Midstream Energy Services Segment Roll Forward of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2014	$(29.0)
Recorded to income	50.1
Realized net settlement of derivatives	(42.9)
Net assets (liabilities) at September 30, 2015	$(21.8)
The maturity dates of our net assets (liabilities) associated with the Midstream Energy Services segments’ energy-related derivatives recorded at fair value at September 30, 2015 is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Midstream Energy Services Segment Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

(In millions)	2016	2017	2018	2019	2020	Thereafter	Total
Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	8.0	0.2	0.1	—	—	—	8.3
Level 3 — Significant unobservable inputs	(5.9)	(6.3)	(6.1)	(3.3)	(1.4)	(7.1)	(30.1)
Total net assets associated with our energy-related derivatives	$2.1	$(6.1)	$(6.0)	$(3.3)	$(1.4)	$(7.1)	$(21.8)
Refer to Note 14, Derivative and Weather-Related Instruments and Note 15, Fair Value Measurements of the Notes to Consolidated Financial Statements for a further discussion of our derivative activities and fair value measurements.
Value-at-Risk. WGL Energy Services measures the market risk of its energy commodity portfolio by determining its value-at-risk. Value-at-risk is an estimate of the maximum loss that can be expected at some level of probability if a portfolio is held for a given time period. The value-at-risk calculation for natural gas and electric portfolios include assumptions for normal weather, new customer additions and renewing customers for which supply commitments have been secured. Based on a 95% confidence interval for a one-day holding period, WGL Energy Services’ value-at-risk at September 30, 2015 was approximately $24,800 and $22,800, related to its natural gas and electric portfolios, respectively. At September 30, 2014, WGL Energy Services’ value-at-risk was approximately $64,900 and $144,300, related to its natural gas and electric portfolios, respectively. WGL Energy Services’ value-at-risk for the natural gas and electric portfolios fluctuate relative to market prices and portfolio composition. The high, low and average value-at-risk for natural gas and electric portfolios between October 1, 2014 and September 30, 2015 and between October 1, 2013 and September 30, 2014, respectively, are noted in the table below.
WGL Energy Services
Value-at-Risk at September 30, 2015

(In thousands)	High	Low	Average
Natural Gas Portfolio	$105.8	$12.2	$53.1
Electric Portfolio	95.6	9.1	29.3
Total	$201.4	$21.3	$82.4
WGL Energy Services
Value-at-Risk at September 30, 2014

(In thousands)	High	Low	Average
Natural Gas Portfolio	$397.0	$13.9	$95.8
Electric Portfolio	284.7	10.1	72.4
Total	$681.7	$24.0	$168.2

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
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

To the extent Washington Gas does not have weather related instruments or billing adjustment mechanisms in place, its revenues are volume driven and its current rates are based upon an assumption of normal weather. In the District of Columbia, without weather protection strategies, variations from normal weather will cause our earnings to increase or decrease depending on the weather pattern.
The financial results of our retail energy-marketing business, WGL Energy Services, are affected by variations from normal weather primarily in the winter relating to its natural gas sales, and throughout the fiscal year relating to its electricity sales. WGL Energy Services manages these weather risks with, among other things, weather related instruments.
Weather patterns have an effect on WGL Energy Systems solar generation assets to the extent that output is reduced. WGL Energy Systems mitigates weather risk by negotiating unit contingency and other measures to limit exposure in the PPAs.
Variations from normal weather may also affect the financial results of our wholesale energy business, WGL Midstream, primarily with regards to summer-winter price differentials between time periods and transportation delivery locations throughout the fiscal year. WGL Midstream manages these weather risks with, among other things, physical and financial hedging products.
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
Weather-Related Instruments. WGL Energy Services utilizes heating degree day (HDD) instruments from time to time to manage weather risks related to its natural gas and electricity sales. Additionally, to protect against the effects of warmer than normal weather in the District of Columbia, Washington Gas may also utilize HDD instruments. WGL Energy Services also utilizes cooling degree day (CDD) instruments and other instruments to manage weather and price risks related to its electricity sales during the summer cooling season. These instruments cover a portion of estimated revenue or energy-related cost exposure to variations in HDDs or CDDs. Refer to Note 14—Derivative and Weather-Related Instruments of the Notes to Consolidated Financial Statements for further discussion of the accounting for these weather-related instruments.

Interest-Rate Risk
We are exposed to interest-rate risk associated with our short-term and long-term financing. WGL and Washington Gas utilize derivative instruments from time to time in order to minimize its exposure to the risk of interest-rate volatility.
Short-Term Debt. At September 30, 2015 and 2014, WGL and its subsidiaries had outstanding notes payable of $332.0 million and $453.5 million, respectively. The carrying amount of our short-term debt approximates fair value. In the current quarter, a change of 100 basis points in the underlying average interest rate for our short-term debt would have caused a change in interest expense of approximately $1.9 million.
Long-Term Debt. At September 30, 2015, WGL had outstanding fixed-rate MTNs and other long-term debt of $944.2 million, excluding current maturities and unamortized discounts. While fixed-rate debt does not expose us to earnings risk when market interest rates change, such debt is subject to changes in fair value. Fair value is defined as the present value of the debt securities’ future cash flows discounted at interest rates that reflect market conditions as of the measurement date. As of September 30, 2015, the fair value of WGL’s fixed-rate debt was $1,057.9 million. Our sensitivity analysis indicates that fair value would increase by approximately $48.0 million or decrease by approximately $44.2 million if interest rates were to

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

decline or increase by 10%, respectively, from current market levels. At September 30, 2015, Washington Gas had outstanding fixed-rate MTNs and other long-term debt of $695.9 million, excluding current maturities and unamortized discounts. As of September 30, 2015, the fair value of Washington Gas’ fixed-rate debt was $811.9 million. Our sensitivity analysis indicates that fair value would increase by approximately $35.7 million or decrease by approximately $33.0 million if interest rates were to decline or increase by 10%, respectively, from current market levels. In general, such an increase or decrease in fair value would impact earnings and cash flows only if WGL or Washington Gas were to reacquire some or all of these instruments in the open market prior to their maturity.
A total of $802.5 million, or approximately 84.8%, of WGL’s outstanding long-term debt, excluding current maturities, have make-whole call options which, if exercised, would require us to pay a premium over the face amount.
A total of $552.5 million, or approximately 79.4%, of Washington Gas’ outstanding long-term debt, excluding current maturities, have make-whole call options which, if exercised, would require us to pay a premium over the face amount
Derivative Instruments. During September 2014, WGL entered into interest rate swaps in anticipation of its $150.0 million 30-year debt issuance completed in October and December of 2014. WGL elected cash flow hedge accounting for these interest rate derivative instruments. Therefore, the effective portion of the gains and losses on the hedge were recorded within other comprehensive income and is being amortized over the life of the underlying debt (through 2044). In connection with the issuance of $125.0 million of debt on October 22, 2014, WGL settled a portion of the interest rate hedge for a loss of $7.7 million. On December 15, 2014, WGL settled the remaining portion of the outstanding interest rate swap when it issued $25.0 million of MTN’s, for a loss of $2.6 million. During the fiscal year ended September 30, 2015, a total of $0.4 million was recorded to income as a result of the ineffective portion of the interest rate swaps.
In August 2015, WGL entered into two forward starting interest rate swap agreements, with a total notional amount of $125.0 million associated with the expected issuance of 30-year debt in January 2018. Washington Gas, designated these agreements as cash flow hedges in accordance with ASC 815, with changes in fair value recorded through other comprehensive income. Refer to Note 14—Derivative and Weather-Related Instruments for further discussion of our interest-rate risk management activity.

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

Key gas delivery, weather and meter statistics are shown in the table below for the fiscal years ending September 30, 2015, 2014 and 2013.

Gas Deliveries, Weather and Meter Statistics
	Years Ended September 30,			Increase (decrease)
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Gas Sales and Deliveries (millions of therms)
Firm
Gas sold and delivered	932.3	939.1	841.4	(6.8)	97.7
Gas delivered for others	558.1	535.5	488.2	22.6	47.3
Total firm	1,490.4	1,474.6	1,329.6	15.8	145.0
Interruptible
Gas sold and delivered	2.1	2.2	2.9	(0.1)	(0.7)
Gas delivered for others	260.3	267.7	270.9	(7.4)	(3.2)
Total interruptible	262.4	269.9	273.8	(7.5)	(3.9)
Electric generation—delivered for others	179.1	144.4	177.5	34.7	(33.1)
Total deliveries	1,931.9	1,888.9	1,780.9	43.0	108.0
Degree Days
Actual	3,929	4,111	3,769	(182)	342
Normal	3,758	3,751	3,775	7	(24)
Percent colder (warmer) than normal	4.6%	9.6%	(0.2)%	n/a	n/a
Average active customer meters	1,129,240	1,116,527	1,104,283	12,713	12,244
New customer meters added	12,099	13,327	12,468	(1,228)	859
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
Fiscal Year 2015 vs. Fiscal Year 2014. During the fiscal year 2015, total firm gas deliveries increased by 15.8 million therms primarily due to the increase in average active customer meters of 12,713, as well as changes in natural gas consumption patterns, partially offset by warmer weather in the current period than in the same period of the prior year.
Weather, when measured by HDDs for fiscal year 2015 was 4.6% colder than normal, compared to 9.6% colder than normal for fiscal year 2014.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Many customers choose to buy the natural gas commodity from unregulated third party marketers, rather than purchase the natural gas commodity and delivery service from Washington Gas on a “bundled” basis. Natural gas delivered to firm customers but purchased from unregulated third party marketers represented 37.4% of total firm therms delivered during fiscal year 2015, compared to 36.3% of therms delivered during fiscal year 2014. On a per unit basis, Washington Gas earns the same net revenues from delivering gas for others as it earns from bundled gas sales in which customers purchase both the natural gas commodity and the associated delivery service from Washington Gas. Therefore, Washington Gas does not experience any loss in utility net revenues when customers choose to purchase the natural gas commodity from an unregulated third party marketer.
Fiscal Year 2014 vs. Fiscal Year 2013. During the fiscal year ended 2014, total gas deliveries to firm customers were 1,474.6 million therms, an increase of 145.0 million therms from 1,329.6 million therms in fiscal year 2013. This comparison in natural gas deliveries to firm customers primarily reflects colder weather during fiscal year 2014 compared to prior year and an increase in average active customer meters of 12,244.
     Weather, when measured by HDDs for fiscal year 2014 was 9.6% colder than normal, compared to 0.2% warmer than normal for fiscal year 2013.
Natural gas delivered to firm customers but purchased from unregulated third party marketers represented 36.3% of total firm therms delivered during fiscal year 2014, compared to 36.7% of therms delivered during fiscal year 2013.
Gas Service to Interruptible Customers
Washington Gas must curtail or interrupt service to this class of customer when the demand by firm customers exceeds specified levels. Therm deliveries to interruptible customers decreased by 7.5 million therms in fiscal year 2015 compared to fiscal year 2014 primarily due to warmer weather during fiscal year 2015, as well as conversions of certain interruptible customers to firm service. Therm deliveries to interruptible customers decreased by 3.9 million therms in fiscal year 2014 compared to fiscal year 2013, reflecting interruptions to serve firm customers’ increased demand due to colder weather.
In the District of Columbia, the effect on net income of any changes in delivered volumes and prices to interruptible customers is limited by margin-sharing arrangements that are included in Washington Gas’ firm rate designs. Rates for interruptible customers in Maryland and Virginia are based on a traditional cost of service approach. In Virginia, Washington Gas retains a majority of the margins earned on interruptible gas and delivery sales. Washington Gas shares actual non-gas margins from interruptible sales service customers that are in excess of delivery service rates. In Maryland, Washington Gasretains a defined amount of revenues based on a set threshold.
Gas Service for Electric Generation
Washington Gas delivers natural gas for use at two electric generation facilities in Maryland that are each owned by companies independent of WGL. During fiscal year 2015, deliveries to these customers increased by 34.7 million therms from fiscal year 2014. During fiscal year 2014, deliveries to these customers decreased by 33.1 million therms from fiscal year 2013. Washington Gas shares with firm customers a significant majority of the margins earned from natural gas deliveries to these customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not materially affect either net revenues or net income.
Cost of Gas
Washington Gas’ cost of natural gas purchased includes both fixed and variable components. Washington Gas pays fixed costs or “demand charges” to pipeline companies for system capacity needed to transport and store natural gas. Washington Gas pays variable costs, or the cost of the natural gas commodity itself, to natural gas producers and suppliers. Variations in the utility’s cost of gas expense result from changes in gas sales volumes, the price of the gas purchased and the level of gas costs collected through the operation of firm gas cost recovery mechanisms. Under these regulated recovery mechanisms, Washington Gas records cost of gas expense equal to the cost of gas recovered from customers and included in revenues. The difference between the firm gas costs incurred and the gas costs recovered from customers is deferred on the balance sheet as an amount to be collected from or refunded to customers in future periods. Therefore, increases or decreases in the cost of gas associated with sales made to firm customers have no direct effect on Washington Gas’ net revenues and net income. Changes in the cost of gas can cause significant variations in Washington Gas’ cash provided by or used in operating activities. Washington Gas receives from or pays to its customers in the District of Columbia and Virginia, carrying costs associated with under-collected or over-collected gas costs recovered from its customers using short-term interest rates. Additionally, included in “Utility cost of gas” for Washington Gas are the net margins associated with our asset optimization

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

program. To the extent these amounts are shared with customers, they are a reduction to the cost of gas invoiced to customers. Refer to the section entitled “Market Risk” for a further discussion of Washington Gas’ optimization program.
The commodity cost of gas invoiced to Washington Gas (excluding the cost and related volumes applicable to asset optimization) were $0.42, $0.56, and $0.38 per therm for fiscal years 2015, 2014 and 2013, respectively.
Interest Expense
The following table shows the components of Washington Gas' interest expense for the years ended September 30, 2015, 2014 and 2013. The increase in interest on long-term debt is primarily due to new issuances of unsecured MTNs and private placement notes.

Composition of Interest Expense
	Years Ended September 30,			Increase (Decrease)
(In millions)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Interest on long-term debt	$41.9	$36.9	$35.3	$5.0	$1.6
Other-net including allowance for funds used during construction	(0.1)	0.2	0.3	(0.3)	(0.1)
Total	$41.8	$37.1	$35.6	$4.7	$1.5

Income Taxes
The following table shows Washington Gas' income tax expense and effective income tax rate for the years ended September 30, 2015, 2014 and 2013.

Income Taxes
	Years Ended September 30,			Increase (Decrease)
(In millions)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Income before income taxes	$180.1	$145.9	$116.5	$34.2	$29.4
Income tax expense	71.4	47.5	44.2	23.9	3.3
Effective income tax rate	39.6%	32.6%	37.9%	7.0%	(5.3)%

The lower fiscal year 2014 effective income tax rate, when comparing to fiscal years 2015 and 2013, is a result of the tax benefit recorded during the first quarter of fiscal year 2014 for the reinstatement of regulatory assets related to the tax effect of Med D, causing the rate to be lower during that year. Refer to Note 9—Income Taxes of the Notes to the Consolidated Financial Statements for details.
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

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Summary of Major Rate Increase Applications and Results
Jurisdiction	Application Filed	Effective Date	Test Year 12 Months Ended	Increase in Annual Revenues (Millions)				Allowed Rate of Return
				Requested		Granted		Overall	Equity
District of Columbia	2/29/2012	6/4/2013	9/30/2011	$29.0	14.00%	$ 8.4	4.03%	7.93%	9.25%
Maryland	4/26/2013	11/22/2013	3/31/2013	$28.3	5.80%	$ 8.9	1.80%	7.70%	9.50%
Virginia	1/31/2011	10/1/2011	9/30/2010	$28.5	5.75%	$ 20.0	4.04%	8.26%	9.75%
The following is a discussion of significant current regulatory matters. Refer to the section "Accelerated Pipe Replacement Programs" for a discussion of regulatory matters associated with those programs.
District of Columbia Jurisdiction
Investigation into Washington Gas’ Cash Reimbursement to CSPs. On August 5, 2014, the Office of the People’s Counsel’s (“OPC”) of DC filed a complaint with the PSC of DC requesting that the Commission open an investigation into Washington Gas’ payments to CSPs to cash-out over-deliveries of natural gas supplies during the 2008-2009 winter heating season. OPC asserted that Washington Gas made excess payments in the amount of $2.4 million to CSPs. On December 19, 2014, the PSC of DC granted the OPC of DC’s request and opened a formal investigation. On October 27, 2015, the PSC of DC issued an order finding that the company, in performing the cash-out, had violated D.C. Code 34-1101’s requirement that no service shall be provided without Commission approval. The PSC of DC directed Washington Gas to provide calculations showing what the impact would have been had Washington Gas made volumetric adjustments to CSP deliveries as of April 2009, which Washington Gas calculates would result in a refund of approximately $2.4 million, which was recognized by WGL in fiscal year 2015. Washington Gas is considering its options with respect to the order.
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
The purchase of the reserves is conditional upon approval by the SCC of VA. Washington Gas filed an application and supporting testimony with the SCC of VA on May 12, 2015, for approval of the gas reserves purchase agreement with ECA as

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

part of a Natural Gas Supply Investment Plan. On November 6, 2015, the SCC of VA issued an order denying the application. Washington Gas is considering its options.
Other Matters

Labor Contracts.  Washington Gas has four labor contracts with bargaining units represented by three labor unions. On April 30, 2015, Washington Gas entered into a five-year labor contract with the Teamsters Local Union No. 96 (Local 96), a union affiliated with the International Brotherhood of Teamsters. The contract covers approximately 520 employees and is effective from June 1, 2015 through May 31, 2020. Local 96 also represents union-eligible employees in the Shenandoah Gas division of Washington Gas and has a five-year labor contract with Washington Gas that became effective on August 1, 2015 and expires on July 31, 2020. This contract covers approximately 23 employees. On April 1, 2013, Washington Gas entered into a three-year labor contract with The Office and Professional Employees International Union Local No. 2 (A.F.L.-C.I.O.). The contract covers approximately 117 employees and is effective beginning April 1, 2013 through March 31, 2016. Additionally, on August 1, 2014, Washington Gas entered into a new three-year labor contract with the International Brotherhood of Electrical Workers Local 1900 that covers approximately 21 employees and will expire on July 31, 2017. Washington Gas is subject to the terms of its labor contracts with respect to operating practices and compensation matters dealing with employees represented by the various bargaining units described above.
Use of Business Process Outsourcing. Washington Gas outsources certain of its business processes related to human resources, information technology, consumer services, construction, integrated supplier and finance operations. While Washington Gas expects to continue agreements for the benefit of customers and shareholders, the continued management of service levels provided is critical to the success of these outsourcing arrangements.
Washington Gas has divided its BPO governance between functional areas within the organization, each containing a comprehensive set of processes to monitor and control the cost effectiveness and quality of services provided through the BPO.

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

WGL Holdings, Inc.
Washington Gas Light Company
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WGL Holdings, Inc.
Consolidated Balance Sheets

	September 30,
(In thousands)	2015	2014
ASSETS
Property, Plant and Equipment
At original cost	$5,003,910	$4,582,764
Accumulated depreciation and amortization	(1,331,182)	(1,268,319)
Net property, plant and equipment	3,672,728	3,314,445
Current Assets
Cash and cash equivalents	6,733	8,811
Receivables
Accounts receivable	276,358	222,253
Gas costs and other regulatory assets	5,797	3,752
Unbilled revenues	102,560	96,314
Allowance for doubtful accounts	(26,224)	(23,341)
Net receivables	358,491	298,978
Materials and supplies—principally at average cost	21,402	23,647
Storage gas	211,443	333,602
Deferred income taxes	32,842	26,664
Prepaid taxes	48,726	66,578
Other prepayments	32,850	34,269
Derivatives	22,933	18,331
Assets held for sale	22,906	—
Other	23,057	24,635
Total current assets	781,383	835,515
Deferred Charges and Other Assets
Regulatory assets
Gas costs	190,676	191,346
Pension and other post-retirement benefits	212,041	192,981
Other	80,018	71,638
Prepaid post-retirement benefits	138,629	96,385
Derivatives	32,132	18,739
Investments in direct financing leases, capital leases	35,234	18,159
Investments in unconsolidated affiliates	136,884	100,528
Other	14,476	16,763
Total deferred charges and other assets	840,090	706,539
Total Assets	$5,294,201	$4,856,499
CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders’ equity	$1,243,247	$1,246,576
Washington Gas Light Company preferred stock	28,173	28,173
Long-term debt	944,201	679,228
Total capitalization	2,215,621	1,953,977
Current Liabilities
Current maturities of long-term debt	25,000	20,000
Notes payable	332,000	453,500
Accounts payable and other accrued liabilities	325,146	313,221
Wages payable	21,091	19,995
Accrued interest	7,835	3,488
Dividends declared	23,377	22,449
Customer deposits and advance payments	88,897	68,318
Gas costs and other regulatory liabilities	34,551	22,563
Accrued taxes	13,867	14,133
Derivatives	63,504	48,555
Liabilities held for sale	1,621	—
Other	46,025	34,063
Total current liabilities	982,914	1,020,285
Deferred Credits
Unamortized investment tax credits	135,673	99,351
Deferred income taxes	705,805	660,908
Accrued pensions and benefits	176,128	120,446
Asset retirement obligations	200,732	175,203
Regulatory liabilities
Accrued asset removal costs	325,496	327,388
Other post-retirement benefits	104,382	86,428
Other	17,067	17,588
Derivatives	322,259	294,745
Other	108,124	100,180
Total deferred credits	2,095,666	1,882,237
Commitments and Contingencies (Note 13)
Total Capitalization and Liabilities	$5,294,201	$4,856,499
The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Income
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	Years Ended September 30,
(In thousands, except per share data)	2015	2014	2013
OPERATING REVENUES
Utility	$1,303,044	$1,416,951	$1,174,724
Non-utility	1,356,786	1,363,996	1,291,414
Total Operating Revenues	2,659,830	2,780,947	2,466,138
OPERATING EXPENSES
Utility cost of gas	510,900	700,305	496,487
Non-utility cost of energy-related sales	1,218,331	1,255,279	1,187,844
Operation and maintenance	395,770	365,873	366,889
Depreciation and amortization	121,892	110,772	103,284
General taxes and other assessments	152,164	151,196	145,816
Total Operating Expenses	2,399,057	2,583,425	2,300,320
OPERATING INCOME	260,773	197,522	165,818
Equity in earnings of unconsolidated affiliates	5,468	3,194	1,510
Other income — net	653	1,536	2,548
Interest expense	50,511	37,738	36,011
INCOME BEFORE INCOME TAXES	216,383	164,514	133,865
INCOME TAX EXPENSE	83,804	57,254	52,292
NET INCOME	$132,579	$107,260	$81,573
Dividends on Washington Gas Light Company preferred stock	1,320	1,320	1,320
NET INCOME APPLICABLE TO COMMON STOCK	$131,259	$105,940	$80,253
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	49,794	51,759	51,697
Diluted	50,060	51,770	51,808
EARNINGS PER AVERAGE COMMON SHARE
Basic	$2.64	$2.05	$1.55
Diluted	$2.62	$2.05	$1.55
DIVIDENDS DECLARED PER COMMON SHARE	$1.8275	$1.7400	$1.6600
The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Comprehensive Income
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	Years Ended September 30,
(In thousands)	2015	2014	2013
NET INCOME	$132,579	$107,260	$81,573
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE INCOME TAXES:
Qualified cash flow hedging instruments	(11,309)	(1,548)	—
Pension and other post-retirement benefit plans
Change in prior service (cost) credit	696	6,095	(1,671)
Change in actuarial net gain (loss)	(1,195)	1,594	3,399
Change in transition obligation	—	—	238
TOTAL OTHER COMPREHENSIVE INCOME (LOSS) BEFORE TAXES	$(11,808)	$6,141	$1,966
INCOME TAX EXPENSE (BENEFIT) RELATED TO OTHER COMPREHENSIVE INCOME (LOSS)	(5,533)	3,054	813
OTHER COMPREHENSIVE INCOME (LOSS)	$(6,275)	$3,087	$1,153
COMPREHENSIVE INCOME	$126,304	$110,347	$82,726
The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Cash Flows
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	Years Ended September 30,
(In thousands)	2015	2014	2013
OPERATING ACTIVITIES
Net income	$132,579	$107,260	$81,573
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED
BY OPERATING ACTIVITIES
Depreciation and amortization	121,892	110,772	103,284
Amortization of:
Other regulatory assets and liabilities—net	1,305	610	574
Debt related costs	1,187	886	873
Deferred income taxes—net	104,405	25,795	1,431
Accrued/deferred pension and other post-retirement benefit cost	25,572	33,384	36,127
Compensation expense related to stock-based awards	16,478	4,105	3,050
Provision for doubtful accounts	18,197	14,252	9,258
Impairment loss	5,625	2,639	2,600
Other non-cash charges (credits)—net	(3,903)	(3,079)	2,536
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and unbilled revenues—net	(71,514)	(1,769)	12,105
Gas costs and other regulatory assets/liabilities—net	9,943	2,623	36,359
Storage gas	122,159	13,689	(64,283)
Prepaid Taxes	(38,630)	(42,128)	33,506
Accounts payable and other accrued liabilities	21,841	21,326	2,017
Customer deposits and advance payments	20,579	1,164	(22,166)
Accrued taxes	(266)	(1,923)	(6,980)
Unamortized investment tax credits	36,322	56,639	19,296
Other current assets	5,583	(16,130)	(2,513)
Other current liabilities	13,583	(1,062)	22,106
Deferred gas costs—net	670	(97,383)	(113,474)
Deferred assets—other	(10,153)	(7,525)	(133)
Deferred liabilities—other	(39,968)	(3,130)	45
Derivatives	24,468	178,104	163,571
Pension and other post-retirement benefits	(14,546)	(16,602)	(4,417)
Other—net	651	(350)	1,679
Net Cash Provided by Operating Activities	504,059	382,167	318,024
FINANCING ACTIVITIES
Common stock issued	—	714	—
Long-term debt issued	298,227	175,253	4,157
Long-term debt retired	(20,000)	(67,000)	(2,295)
Debt issuance costs	(3,497)	(1,543)	—
Notes payable issued (retired)—net	(121,500)	80,400	125,400
Dividends on common stock and preferred stock	(91,316)	(85,901)	(86,078)
Repurchase of common stock	(41,485)	(56,136)	—
Other financing activities—net	(1,457)	(560)	5,156
Net Cash Provided By Financing Activities	18,972	45,227	46,340
INVESTING ACTIVITIES
Capital expenditures (excluding AFUDC)	(464,291)	(394,762)	(312,345)
Investments in non-utility interests	(67,447)	(31,415)	(62,894)
Distributions and receipts from non-utility interests	10,780	4,116	4,090
Loans to external parties	(4,151)	—	—
Net Cash Used in Investing Activities	(525,109)	(422,061)	(371,149)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,078)	5,333	(6,785)
Cash and Cash Equivalents at Beginning of Year	8,811	3,478	10,263
Cash and Cash Equivalents at End of Year	$6,733	$8,811	$3,478
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid (refunded)—net	$6,935	$20,110	$(10,741)
Interest paid	$45,654	$36,991	$35,471
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Project debt financing activities—net	$(8,350)	$253	$1,386
Capital expenditure accruals included in accounts payable and other accrued liabilities	$45,780	$55,164	$32,040
Dividends paid in common stock	$—	$5,312	$6,863
The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Capitalization
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	September 30,
($ In thousands, except shares)	2015		2014
Common Shareholders’ Equity
Common stock, no par value, 120,000,000 shares authorized, 49,728,662 and 50,656,553 shares issued, respectively	$485,456		$525,932
Paid-in capital	14,934		11,847
Retained earnings	757,093		716,758
Accumulated other comprehensive loss, net of taxes	(14,236)		(7,961)
Total Common Shareholders’ Equity	1,243,247	56.1%	1,246,576	63.8%
Preferred Stock
WGL Holdings, Inc., without par value, 3,000,000 shares authorized, none issued	—		—
Washington Gas Light Company, without par value, 1,500,000 shares authorized—issued and outstanding:
$4.80 series, 150,000 shares	15,000		15,000
$4.25 series, 70,600 shares	7,173		7,173
$5.00 series, 60,000 shares	6,000		6,000
Total Preferred Stock	28,173	1.3%	28,173	1.4%
Long-Term Debt
Due fiscal year 2015, 4.83%	—		20,000
Due fiscal year 2016, 5.17%	25,000		25,000
Due fiscal year 2019, 7.46%	50,000		50,000
Due fiscal year 2020, 2.25 to 4.76%	150,000		50,000
Due fiscal year 2023, 6.65%	20,000		20,000
Due fiscal year 2025, 5.44%	40,500		40,500
Due fiscal year 2027, 6.40% to 6.82%	125,000		125,000
Due fiscal year 2028, 6.57% to 6.85%	52,000		52,000
Due fiscal year 2030, 7.50%	8,500		8,500
Due fiscal year 2036, 5.70% to 5.78%	50,000		50,000
Due fiscal year 2041, 5.21%	75,000		75,000
Due fiscal year 2044, 4.22% to 5.00%	175,000		175,000
Due fiscal year 2045, 4.24% to 4.60%	200,000		—
Total Long-Term Debt	971,000		691,000
Other long-term debt	—		8,350
Unamortized discount	(1,799)		(122)
Less—current maturities	25,000		20,000
Total Long-Term Debt	944,201	42.6%	679,228	34.8%
Total Capitalization	$2,215,621	100.0%	$1,953,977	100.0%
The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Common Shareholders’ Equity
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes
(In thousands, except shares)	Shares	Amount				Total
Balance, September 30, 2012	51,611,647	$567,598	$8,132	$706,027	$(12,201)	$1,269,556
Net income	—	—		81,573	—	81,573
Other comprehensive income	—	—	—	—	1,153	1,153
Dividend reinvestment	145,920	6,254	—	—	—	6,254
Stock-based compensation	16,637	609	2,578	—	—	3,187
Dividends declared:
Common stock ($1.6600 per share)	—	—	—	(85,858)	—	(85,858)
Preferred stock	—	—	—	(1,320)	—	(1,320)
Balance, September 30, 2013	51,774,204	574,461	10,710	700,422	(11,048)	1,274,545
Net income	—	—	—	107,260	—	107,260
Other comprehensive income	—	—	—	—	3,087	3,087
Dividend reinvestment	114,883	4,649	—	—	—	4,649
Repurchase of common stock	(1,304,504)	(56,136)	—	—	—	(56,136)
Stock-based compensation	71,970	2,958	1,137	—	—	4,095
Dividends declared:
Common stock ($1.7400 per share)	—	—	—	(89,604)	—	(89,604)
Preferred stock	—	—	—	(1,320)	—	(1,320)
Balance, September 30, 2014	50,656,553	525,932	11,847	716,758	(7,961)	1,246,576
Net income	—	—	—	132,579	—	132,579
Other comprehensive loss	—	—	—	—	(6,275)	(6,275)
Repurchase of common stock	(948,604)	(41,485)	—	—	—	(41,485)
Stock-based compensation	20,713	1,009	3,087	—	—	4,096
Dividends declared:
Common stock ($1.8275 per share)	—	—	—	(90,924)	—	(90,924)
Preferred stock	—	—	—	(1,320)	—	(1,320)
Balance, September 30, 2015	49,728,662	$485,456	$14,934	$757,093	$(14,236)	$1,243,247
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Balance Sheets
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	September 30,
(In thousands)	2015	2014
ASSETS
Property, Plant and Equipment
At original cost	$4,521,535	$4,250,194
Accumulated depreciation and amortization	(1,278,089)	(1,228,130)
Net property, plant and equipment	3,243,446	3,022,064
Current Assets
Cash and cash equivalents	1	1,060
Receivables
Accounts receivable	126,356	121,419
Gas costs and other regulatory assets	5,797	3,752
Unbilled revenues	21,027	20,881
Allowance for doubtful accounts	(19,254)	(19,209)
Net receivables	133,926	126,843
Materials and supplies—principally at average cost	21,356	23,600
Storage gas	94,489	156,083
Deferred income taxes	24,700	22,916
Prepaid taxes	30,365	16,137
Other prepayments	11,899	14,272
Receivables from associated companies	3,176	4,821
Derivatives	4,588	3,884
Assets held for sale	22,906	—
Total current assets	347,406	369,616
Deferred Charges and Other Assets
Regulatory assets
Gas costs	190,676	191,346
Pension and other post-retirement benefits	210,811	191,896
Other	79,946	71,584
Prepaid post-retirement benefits	137,754	95,660
Derivatives	13,155	9,455
Other	5,638	13,457
Total deferred charges and other assets	637,980	573,398
Total Assets	$4,228,832	$3,965,078
CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$1,081,292	$1,050,166
Washington Gas Light Company preferred stock	28,173	28,173
Long-term debt	695,885	679,228
Total capitalization	1,805,350	1,757,567
Current Liabilities
Current maturities of long-term debt	25,000	20,000
Notes payable	89,000	89,000
Accounts payable and other accrued liabilities	159,280	176,467
Wages payable	19,456	18,290
Accrued interest	4,023	3,488
Dividends declared	20,269	19,722
Customer deposits and advance payments	88,450	68,318
Gas costs and other regulatory liabilities	34,551	22,563
Accrued taxes	11,659	24,610
Payables to associated companies	68,623	54,685
Derivatives	33,856	33,858
Liabilities held for sale	1,621	—
Other	7,013	7,199
Total current liabilities	562,801	538,200
Deferred Credits
Unamortized investment tax credits	5,646	6,479
Deferred income taxes	693,464	619,946
Accrued pensions and benefits	174,318	118,954
Asset retirement obligations	198,938	173,775
Regulatory liabilities
Accrued asset removal costs	325,496	327,388
Other post-retirement benefits	103,683	85,814
Other	17,067	17,588
Derivatives	269,661	260,789
Other	72,408	58,578
Total deferred credits	1,860,681	1,669,311
Commitments and Contingencies (Note 13)
Total Capitalization and Liabilities	$4,228,832	$3,965,078
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Income
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	Years Ended September 30,
(In thousands)	2015	2014	2013

OPERATING REVENUES	$1,328,191	$1,443,800	$1,200,357
OPERATING EXPENSES
Utility cost of gas	536,027	726,879	521,508
Operation and maintenance	323,967	294,613	295,664
Depreciation and amortization	108,902	102,713	99,188
General taxes and other assessments	136,911	137,472	133,391
Total Operating Expenses	1,105,807	1,261,677	1,049,751
OPERATING INCOME	222,384	182,123	150,606
Other income (expense) —net	(487)	862	1,544
Interest expense	41,828	37,127	35,631
INCOME BEFORE INCOME TAXES	180,069	145,858	116,519
INCOME TAX EXPENSE	71,391	47,534	44,197
NET INCOME	$108,678	$98,324	$72,322
Dividends on Washington Gas preferred stock	1,320	1,320	1,320
NET INCOME APPLICABLE TO COMMON STOCK	$107,358	$97,004	$71,002
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Consolidated Statements of Comprehensive Income
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	Years Ended September 30,
(In thousands)	2015	2014	2013
NET INCOME	$108,678	$98,324	$72,322
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE INCOME TAXES:
Pension and other post-retirement benefit plans
Change in prior service (cost) credit	696	6,095	(1,671)
Change in actuarial net gain (loss)	(1,195)	1,594	3,399
Change in transition obligation	—	—	238
Total pension and other post-retirement benefit plans	$(499)	$7,689	$1,966
INCOME TAX EXPENSE (BENEFIT) RELATED TO OTHER COMPREHENSIVE INCOME (LOSS)	(200)	3,054	813
OTHER COMPREHENSIVE INCOME (LOSS)	$(299)	$4,635	$1,153
COMPREHENSIVE INCOME	$108,379	$102,959	$73,475
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Cash Flows
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	Years Ended September 30,
(In thousands)	2015	2014	2013
OPERATING ACTIVITIES
Net income	$108,678	$98,324	$72,322
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	108,902	102,713	99,188
Amortization of:
Other regulatory assets and liabilities—net	1,305	610	911
Debt related costs	1,275	886	527
Deferred income taxes—net	76,621	7,050	(2,915)
Accrued/deferred pension and other post-retirement benefit cost	24,757	33,670	35,707
Compensation expense related to stock-based awards	14,958	3,185	2,292
Provision for doubtful accounts	12,734	11,839	7,183
Impairment loss	—	2,639	2,600
Other non-cash charges (credits)—net	1,679	8,838	7,615
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable, unbilled revenues and receivables from associated companies—net	(16,127)	(39,253)	(464)
Gas costs and other regulatory assets/liabilities—net	9,943	2,623	36,359
Storage gas	61,594	(23,857)	(17,400)
Prepaid Taxes	(14,228)	(1,269)	31,937
Accounts payable and other accrued liabilities, including payables to associated companies	(1,007)	49,429	(24,949)
Customer deposits and advance payments	20,132	1,164	(22,166)
Accrued taxes	(12,951)	(770)	6,272
Other current assets	4,958	(5,089)	5,843
Other current liabilities	1,435	(526)	19,253
Deferred gas costs—net	670	(97,383)	(113,474)
Deferred assets—other	(10,036)	(10,073)	(757)
Deferred liabilities—other	(13,912)	(3,007)	(966)
Derivatives	4,466	170,744	137,559
Pension and other post-retirement benefits	(13,750)	(16,973)	(4,261)
Other—net	258	(359)	(4,167)
Net Cash Provided by Operating Activities	372,354	295,155	274,049
FINANCING ACTIVITIES
Long-term debt issued	50,000	175,253	4,157
Long-term debt retired	(20,000)	(67,000)	(2,295)
Debt issuance costs	(741)	(1,543)	—
Notes payable issued (retired)—net	—	(35,500)	25,700
Dividends on common stock and preferred stock	(79,763)	(79,665)	(76,522)
Other financing activities—net	—	(1,749)	336
Net Cash Used in Financing Activities	(50,504)	(10,204)	(48,624)
INVESTING ACTIVITIES
Capital expenditures (excluding AFUDC)	(322,909)	(283,891)	(225,426)
Net Cash Used in Investing Activities	(322,909)	(283,891)	(225,426)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,059)	1,060	(1)
Cash and Cash Equivalents at Beginning of Year	1,060	—	1
Cash and Cash Equivalents at End of Year	$1	$1,060	$—
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid (refunded)—net	$8,902	$19,007	$(15,799)
Interest paid	$36,971	$36,380	$35,091
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Project debt financing activities—net	$(8,350)	$253	$1,386
Capital expenditure accruals included in accounts payable and other accrued liabilities	$40,926	$46,331	$16,429
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Capitalization
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	September 30,
($ In thousands, except shares)	2015		2014
Common Shareholder’s Equity
Common stock, $1 par value, 80,000,000 shares authorized, 46,479,536 shares issued	$46,479		$46,479
Paid-in capital	483,677		480,620
Retained earnings	557,848		529,480
Accumulated other comprehensive loss, net of taxes	(6,712)		(6,413)
Total Common Shareholder’s Equity	1,081,292	59.9%	1,050,166	59.8%
Preferred Stock
Washington Gas Light Company, without par value, 1,500,000 shares authorized—issued and outstanding:
$4.80 series, 150,000 shares	15,000		15,000
$4.25 series, 70,600 shares	7,173		7,173
$5.00 series, 60,000 shares	6,000		6,000
Total Preferred Stock	28,173	1.6%	28,173	1.6%
Long-Term Debt
Due fiscal year 2015, 4.83%	—		20,000
Due fiscal year 2016, 5.17%	25,000		25,000
Due fiscal year 2019, 7.46%	50,000		50,000
Due fiscal year 2020, 4.76%	50,000		50,000
Due fiscal year 2023, 6.65%	20,000		20,000
Due fiscal year 2025, 5.44%	40,500		40,500
Due fiscal year 2027, 6.40% to 6.82%	125,000		125,000
Due fiscal year 2028, 6.57% to 6.85%	52,000		52,000
Due fiscal year 2030, 7.50%	8,500		8,500
Due fiscal year 2036, 5.70% to 5.78%	50,000		50,000
Due fiscal year 2041, 5.21%	75,000		75,000
Due fiscal year 2044, 4.22% to 5.00%	175,000		175,000
Due fiscal year 2045, 4.24%	50,000		—
Total Long-Term Debt	721,000		691,000
Other long-term debt	—		8,350
Unamortized discount	(115)		(122)
Less—current maturities	25,000		20,000
Total Long-Term Debt	695,885	38.5%	679,228	38.6%
Total Capitalization	$1,805,350	100.0%	$1,757,567	100.0%
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Common Shareholder’s Equity
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes
(In thousands, except shares)	Shares	Amount				Total
Balance, September 30, 2012	46,479,536	$46,479	$475,634	$515,831	$(12,201)	$1,025,743
Net income	—	—	—	72,322	—	72,322
Other comprehensive income	—	—	—	—	1,153	1,153
Stock-based compensation(a)	—	—	2,334	—	—	2,334
Dividends declared:
Common stock	—	—	—	(75,649)	—	(75,649)
Preferred stock	—	—	—	(1,320)	—	(1,320)
Balance, September 30, 2013	46,479,536	46,479	477,968	511,184	(11,048)	1,024,583
Net income	—	—	—	98,324	—	98,324
Other comprehensive income	—	—	—	—	4,635	4,635
Stock-based compensation(a)	—	—	2,652	—	—	2,652
Dividends declared:
Common stock	—	—	—	(78,708)	—	(78,708)
Preferred stock	—	—	—	(1,320)	—	(1,320)
Balance, September 30, 2014	46,479,536	46,479	480,620	529,480	(6,413)	1,050,166
Net income	—	—	—	108,678	—	108,678
Other comprehensive loss	—	—	—	—	(299)	(299)
Stock-based compensation(a)	—	—	3,057	—	—	3,057
Dividends declared:
Common stock	—	—	—	(78,990)	—	(78,990)
Preferred stock	—	—	—	(1,320)	—	(1,320)
Balance, September 30, 2015	46,479,536	$46,479	$483,677	$557,848	$(6,712)	$1,081,292
(a) Stock-based compensation is based on the stock awards of WGL that are allocated to Washington Gas Light Company for its pro-rata share.
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
NATURE OF OPERATIONS
Washington Gas and Hampshire comprise our regulated utility segment. Washington Gas is a public utility that sells and delivers natural gas to more than one million customers primarily in the District of Columbia, and the surrounding metropolitan areas in Maryland and Virginia. Deliveries to firm residential and commercial customers accounted for 77.2% of the total therms delivered to customers by Washington Gas in the fiscal year ended September 30, 2015. Deliveries to interruptible customers accounted for 13.6% and deliveries to customers who use natural gas to generate electricity accounted for 9.2%. These amounts do not include deliveries related to Washington Gas’ asset optimization program discussed below. Hampshire operates an underground natural gas storage facility that provides services exclusively to Washington Gas. Hampshire is regulated under a cost of service tariff by the Federal Energy Regulatory Commission (FERC).
The retail energy-marketing segment consists of WGL Energy Services which competes with regulated utilities and other unregulated third party marketers to sell natural gas and electricity directly to residential, commercial, industrial and governmental customers with the objective of earning a profit through competitive pricing. The commodities that WGL Energy Services sells are delivered to retail customers through assets owned by regulated utilities. Washington Gas delivers the majority of natural gas sold by WGL Energy Services, and unaffiliated electric utilities deliver all of the electricity sold. WGL Energy Services owned multiple solar PV distributed generation assets at September 30, 2015, though the results from these activities are presented in the commercial energy systems segment. Other than these facilities, WGL Energy Services does not own or operate any other natural gas or electric generation, production, transmission or distribution assets. At September 30, 2015, WGL Energy Services served approximately 143,800 natural gas customers and approximately 138,000 electricity customers located in Maryland, Virginia, Delaware, Pennsylvania and the District of Columbia.
The commercial energy systems segment consists of WGL Energy Systems, WGSW and the results of operations of affiliate-owned commercial distributed energy projects. This segment focuses on clean and energy efficient solutions for its customers, driving earnings through (i) upgrading the mechanical, electrical, water and energy-related infrastructure of large governmental and commercial facilities by implementing both traditional and alternative energy technologies; (ii) owning and operating distributed generation assets such as solar PV systems, combined heat and power plants, and natural gas fuel cells and (iii) passive investments in residential and commercial retail solar PV companies. In addition to our primary markets, this segment provides customized energy solutions across a much wider footprint, with business activities across the United States.
The midstream energy services segment, which consists of the operations of WGL Midstream, engages in investing in and optimizing natural gas pipeline and storage facilities in the Midwest and Eastern United States. WGL Midstream enters into both physical and financial transactions in a manner intended to utilize energy risk management products to mitigate risks while seeking to maximize potential profits from the optimization of the transportation and storage assets it has under contract.
Refer to Note 16—Operating Segment Reporting for further discussion of our segments.
CONSOLIDATION OF FINANCIAL STATEMENTS
The consolidated financial statements include the accounts of WGL and its subsidiaries during the fiscal years reported. Certain prior period amounts have been recast to conform to current period presentation. Inter-company transactions have been

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

eliminated. Refer to Note 18—Related Party Transactions for a discussion of inter-company transactions. WGL has a variable interest in four investments that qualify as variable interest entities (VIEs). At September 30, 2015, WGL and its subsidiaries are not the primary beneficiary for any of the VIEs, therefore we have not consolidated any of the VIE entities. Our other investment projects are recorded using the cost method, equity method and as direct financing leases. Refer to Note 17—Other Investments for a discussion of VIEs and other investments.

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
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment (comprised principally of utility plant) are stated at original cost, including labor, materials, taxes and overhead costs incurred during the construction period. The cost of utility plant of Washington Gas includes an allowance for funds used during construction (AFUDC) that is calculated under a formula prescribed by our regulators in Maryland and the District of Columbia. Washington Gas capitalizes AFUDC as a component of construction overhead. The before-tax rates for AFUDC for fiscal years September 30, 2015, 2014 and 2013 were 4.12%, 3.36% and 5.43%, respectively.
Washington Gas charges maintenance and repairs directly to operating expenses. Washington Gas capitalizes betterments and renewal costs, and calculates depreciation applicable to its utility gas plant in service primarily using a straight-line method over the estimated remaining life of the plant. The composite depreciation and amortization rate of the regulated utility segment was 2.73%, 2.77% and 2.86% during fiscal years 2015, 2014 and 2013, respectively. In accordance with regulatory requirements, such rates include a component related to asset removal costs for Washington Gas. These asset removal costs are accrued through depreciation expense with a corresponding credit to “Regulatory liabilities—Accrued asset removal costs.” When Washington Gas retires depreciable utility plant and equipment, it charges the associated original costs to “Accumulated depreciation and amortization” and any related removal costs incurred are charged to “Regulatory liabilities—Accrued asset removal costs.” Washington Gas periodically reviews the adequacy of its depreciation rates by considering estimated remaining lives and other factors. For information about Asset Retirement Obligations (ARO’s), refer to the section entitled “Asset Retirement Obligations”.
At September 30, 2015 and 2014, 91.2% and 93.6%, respectively, of WGL’s consolidated original cost of property, plant and equipment was related to the regulated utility segment as shown below.

Property, Plant and Equipment at Original Cost
($ In millions)
September 30,	2015		2014
Regulated utility segment
Distribution, transmission and storage	$3,927.2	78.5%	$3,635.3	79.3%
General, miscellaneous and intangibles	424.8	8.5	448.3	9.8
Construction work in progress (CWIP)	210.4	4.2	203.9	4.5
Total regulated utility segment	4,562.4	91.2	4,287.5	93.6
Unregulated segments	441.5	8.8	295.3	6.4
Total	$5,003.9	100.0%	$4,582.8	100.0%

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

ASSETS HELD FOR SALE
During fiscal year 2015, the Springfield Operations Center met the criteria to be reported as held for sale. Those criteria specify that (i) the asset must be available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets and (ii) the sale of the asset must be probable, and its transfer expected to qualify for recognition as a completed sale, within one year, with certain exceptions. At September 30, 2015, the assets and liabilities associated with the Springfield Operations Center are reported at their expected selling price, less selling expenses, as "Assets held for sale" and "Liabilities held for sale" on WGL's and Washington Gas' balance sheets. Washington Gas recorded approximately $0.5 million in transaction fees in "Operations and maintenance expense" in the accompanying statements of income related to selling the facility.
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
During the fiscal year ended September 30, 2015, Washington Gas Resources recorded an impairment charge of its investment in ASDHI to its fair value using the income approach. The amount of the impairment was equivalent to the amount of the carrying value of $5.6 million and was due to management's updated estimates of the expected return from the investment.
There were no other events or transactions resulting in the impairment of long-lived assets during the year ended September 30, 2015. During the year ended September 30, 2014 and 2013, Washington Gas recorded impairment charges of $0.8 million and $2.6 million, respectively, in operation and maintenance expense related to its Springfield Operations Center asset (refer to "Assets Held for Sale" above). At September 30, 2014 and 2013, Washington Gas recorded an impairment loss of $1.9 million and $0.5 million, respectively, for the unrecoverable portion of the costs incurred associated with an abandoned LNG storage project. There were no events or circumstances related to the Springfield Operations Center or LNG storage project during the fiscal year ended September 30, 2015 that resulted in an impairment charge.
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

CASH AND CASH EQUIVALENTS
We consider all investments with original maturities of three months or less to be cash equivalents. We did not have any restrictions on our cash balances that would impact the payment of dividends by WGL or our subsidiaries as of September 30, 2015 and 2014.
REVENUE AND COST RECOGNITION
Regulated Utility Operations
Revenues.  For regulated deliveries of natural gas, Washington Gas reads meters and bills customers on a 21-day monthly cycle basis. The billing cycles for customers do not coincide with the accounting periods used for financial reporting purposes; therefore, Washington Gas accrues unbilled revenues for gas delivered, but not yet billed, at the end of each accounting period.

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
Transportation Gas Imbalance.  Interruptible shippers and third party marketer shippers transport gas to Washington Gas’ distribution system as part of the unbundled services offered. The delivered volumes of gas from third party shippers into Washington Gas’ distribution system rarely equal the volumes billed to third party marketer customers, resulting in transportation gas imbalances. These imbalances are usually short-term in duration, and Washington Gas monitors the activity and regularly notifies the shippers when their accounts have an imbalance. In accordance with regulatory treatment, Washington Gas does not record a receivable from or liability to third party marketers associated with gas volumes related to these transportation imbalances but, rather, reflects the financial impact as a regulatory asset or liability related to its gas cost adjustment mechanism, thereby eliminating any profit or loss that would occur as a result of the imbalance. The regulatory treatment combines the imbalance for all marketers, including WGL Energy Services, into a single “net” adjustment to the regulatory asset or liability. Refer to Note 18—Related Party Transactions for further discussion of the accounting for these imbalance transactions.
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
All unrealized fair value gains and losses, and margins generated from the physical and financial settlement of these asset optimization contracts are recorded in utility cost of gas or, in the case of amounts to be shared with rate payers, regulatory assets/liabilities.

Non-Utility Operations
Retail Energy-Marketing Segment. WGL Energy Services sells natural gas and electricity on an unregulated basis to residential, commercial and industrial customers both inside and outside the Washington Gas service territory.
WGL Energy Services enters into indexed or fixed-rate contracts with residential, commercial and industrial customers for sales of natural gas and electricity. Customer contracts, which typically have terms less than 24 months, but may extend up to five years, allow WGL Energy Services to bill customers based upon metered gas and electricity usage. Usage is measured either on a cycle basis at customer premises or based on quantities delivered to the local utility, both of which may vary by month. The billing cycles for customers do not coincide with the accounting periods used for financial reporting purposes; therefore, WGL Energy Services accrues unbilled revenues for gas and electricity delivered, but not yet billed, at the end of each accounting period. Revenues are reflected in “Operating Revenues—Non utility.”
WGL Energy Services procures natural gas and electricity supply under contract structures in which it assembles the various components of supply from multiple suppliers to match its customer requirements. The cost of natural gas and electricity for these purchases is recorded using the contracted volumes and prices in “Non-Utility cost of energy-related sales.”
Commercial Energy Systems Segment. WGL Energy Systems recognizes income and expenses for all design-build construction contracts using the percentage-of-completion method in “Operating Revenues—Non-utility” and “Non-Utility cost of energy-related sales.” WGL Energy Systems also recognizes income from its distributed energy assets based on the terms of

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

the related power purchase agreements. Renewable Energy Certificates (RECs) are recorded as inventory by WGL Energy Systems after every 1,000 Kilowatt-hours (kWh) of electricity are produced by an eligible solar facility. WGL Energy Systems recognizes income on the sale of RECs based on the contractual terms and conditions of the sale. Refer to Note 17—Other Investments for discussion of our sale leaseback arrangements and equity method investments.
Midstream Energy Services Segment. WGL Midstream nets its revenues and costs related to its trading activities in "Operating Revenues--Non-utility".
Other Activities. Washington Gas Resources recognizes income on its investment using the cost approach of investment accounting.
STORAGE GAS VALUATION METHODS
For Washington Gas and WGL Energy Services, storage gas inventories are stated at the lower-of-cost or market as determined using the first-in, first-out method. For WGL Midstream, storage gas inventory is stated at the lower-of-cost or market using the weighted average cost method. The following table shows the lower-of-cost or market adjustments recorded to net income for the years ended September 30, 2015, 2014 and 2013.

Lower-of-Cost or Market Adjustments Pre-Tax Increase (Decrease) to Net Income
(In millions)
September 30,	2015	2014	2013
WGL(a)
Operating revenues - non-utility	$(21.5)	$(3.0)	$(10.1)
Washington Gas
Utility cost of gas	$(1.3)	$(0.2)	$—
Total Consolidated	$(22.8)	$(3.2)	$(10.1)
(a) WGL includes WGL Holdings and all subsidiaries other than Washington Gas.
WEATHER-RELATED INSTRUMENTS
Periodically, we purchase certain weather-related instruments, such as HDD derivatives and CDD derivatives. We account for these weather related instruments in accordance with Financial Accounting Standards Board Accounting Standards Codification (ASC) Subtopic 815-45, Derivatives and Hedging—Weather Derivatives. For weather insurance policies and HDD derivatives, benefits or costs are ultimately recognized to the extent actual HDDs fall above or below the contractual HDDs for each instrument. Benefits or costs are recognized for CDD derivatives when the average temperature exceeds or is below a contractually stated level during the contract period. Premiums for weather-related instruments are amortized based on the pattern of normal temperature days over the coverage period. Weather-related instruments for which we collect a premium are carried at fair value. Washington Gas’ weather related instrument premium expense or benefit is not considered in establishing retail rates. Washington Gas does not purchase such instruments for jurisdictions in which it has received rate mechanisms that compensate it on a normal weather basis. Refer to Note 14—Derivative and Weather-Related Instruments for further discussion of our weather-related instruments.

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
From time to time, Washington Gas also utilizes derivative instruments that are designed to minimize the risk of interest-rate volatility associated with planned issuances of long-term debt. Gains or losses associated with these derivative transactions are deferred as regulatory assets or liabilities and amortized to interest expense in accordance with regulatory accounting requirements. Refer to Note 14—Derivative and Weather-Related Instruments for further discussion of our derivative activities.
Non-Utility Operations.  WGL Energy Services enters into both physical and financial contracts for the purchase and sale of natural gas and electricity. WGL Energy Services designates a portion of these physical contracts related to the purchase of natural gas and electricity to serve our customers as “normal purchases and normal sales;” therefore, they are not subject to the mark-to-market accounting requirements of ASC Topic 815. WGL Energy Services records these derivatives as revenues or expenses depending on the nature of the economically hedged item. WGL Midstream enters into derivative contracts for the purpose of optimizing its storage and transportation capacity as well as managing the transportation and storage assets on behalf of third parties. The financial contracts and the portion of the physical contracts that qualify as derivative instruments are subject to the mark-to-market accounting requirements and are recorded on the balance sheet at fair value and are reflected in earnings. WGL Midstream nets financial and physical contracts in "Operating Revenues-Non-utility". WGL may, from time to time, designate interest rate swaps used to manage the interest rate risk associated with future debt issuances, as cash flow hedges. Any gains or losses arising from the effective portion of cash flow hedges are recorded in other comprehensive income and are amortized using the effective interest rate method into earnings over the same period as the hedged interest payments are made. Gains or losses arising from the ineffective portion of cash flow hedges are recognized in earnings immediately.
INCOME TAXES
We recognize deferred income tax assets and liabilities for all temporary differences between the financial statement basis and the tax basis of assets and liabilities, including those that are currently excluded for ratemaking purposes of Washington Gas. Regulatory assets or liabilities, corresponding to such additional deferred income tax assets or liabilities, may be recorded to the extent recoverable from or payable to customers through the ratemaking process in future periods. Refer to Note 2—Regulated Operations for Washington Gas’ regulatory assets and liabilities associated with income taxes due from and to customers at September 30, 2015 and 2014. Amounts applicable to income taxes due from and due to customers primarily represent differences between the book and tax basis of net utility plant in service. We amortize investment tax credits as reductions to income tax expense over the estimated service lives of the related properties. Refer to Note 9—Income Taxes which provides detailed financial information related to our income taxes.
STOCK-BASED COMPENSATION
We account for stock-based compensation expense in accordance with ASC Topic 718, Compensation—Stock Compensation, which requires us to measure and recognize stock-based compensation expense in our financial statements based on the fair value at the date of grant for our equity-classified share-based awards, which include performance shares granted to certain employees and shares issued to directors. For liability-classified share-based awards, which include performance units, we recognize stock-based compensation expense based on their fair value at the end of each reporting period. For both equity-classified and liability-classified share-based awards, we estimate forfeitures over the requisite service period when recognizing compensation expense; these estimates are periodically adjusted to the extent to which actual forfeitures differ from such estimates. Refer to Note 11—Stock-Based Compensation for further discussion of the accounting for our stock-based compensation plans.
ASSET RETIREMENT OBLIGATIONS
Washington Gas accounts for its AROs in accordance with ASC Subtopic 410-20, Asset Retirement and Environmental Obligations—Asset Retirement Obligations. Our asset retirement obligations include the costs to cut, purge and cap Washington Gas' distribution and transmission system and plug storage wells upon their retirement. We also have asset retirement obligations associated with our distributed generation assets. These standards require recording the estimated retirement cost over the life of the related asset by depreciating the present value of the retirement obligation, measured at the time of the asset’s acquisition, and accreting the liability until it is settled. There are timing differences between the ARO-related accretion and depreciation amounts being recorded pursuant to GAAP and the recognition of depreciation expense for legal asset removal costs that we are currently recovering in rates. These timing differences are recorded as a reduction to “Regulatory liabilities—

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Accrued asset removal costs” in accordance with ASC Topic 980. We do not have any assets that are legally restricted related to the settlement of asset retirement obligations.

WGL Holdings, Inc.
Changes in Asset Retirement Obligations
(In millions)
September 30,	2015	2014
Asset retirement obligations at beginning of year	$181.2	$104.0
Liabilities incurred in the period	8.4	4.9
Liabilities settled in the period(a)	(14.6)	(5.2)
Accretion expense	7.8	4.4
Revisions in estimated cash flows(b)	24.9	73.1
Asset retirement obligations at the end of the year(c)	$207.7	$181.2

Washington Gas Light Company
Changes in Asset Retirement Obligations
(In millions)
September 30,	2015	2014
Asset retirement obligations at beginning of year	$179.8	$102.7
Liabilities incurred in the period	8.1	4.9
Liabilities settled in the period(a)	(14.6)	(5.2)
Accretion expense	7.7	4.3
Revisions in estimated cash flows(b)	24.9	73.1
Asset retirement obligations at the end of the year(c)	$205.9	$179.8
(a) Includes asset retirement obligations of $1.6 million related to the Springfield Operations Center that were reclassified to "Current Liabilities - Liabilities held for sale".
(b) WGL revised its assumptions regarding the timing and amounts related to its obligation to cut, cap and purge pipeline. The revision is primarily driven by our accelerated pipeline replacement programs.
(c) Includes short-term asset retirement obligations of $7.0 million and $6.0 million for fiscal year 2015 and 2014, respectively.

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
ASU 2015-13, Derivatives and Hedging (Topic 815)- Application of the Normal Purchases and Normal Sales Scope Exception to Certain Electricity Contracts within Nodal Energy Markets (a consensus of the FASB Emerging Issues Task Force)

The standard requires that a forward purchase or sale of electricity in which electricity must be physically delivered through a nodal energy market operated by an independent system operator, and in which an entity incurs transmission costs on the basis of locational marginal pricing charges, would meet the physical delivery requirement under the NPNS scope exception.
		August 10, 2015	The adoption of this standard did not have a material effect on our financial statements.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

OTHER NEWLY ISSUED ACCOUNTING STANDARDS
Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost
The standard requires an entity to present debt issuance costs in the balance sheet as a direct deduction of the debt liability in a manner consistent with its accounting treatment of debt discounts. The standard permits prospective or retrospective application. WGL will apply the standard retrospectively.
		October 1, 2016	We are in the process of evaluating the impact the adoption of this standard will have on our financial statements.
ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis
The standard changes the analysis to be performed in determining whether certain types of legal entities should be consolidated, specifically the analysis of limited partnerships and similar entities, fee arrangements and related party relationships. The standard permits prospective or retrospective application for different parts.
		October 1, 2016	We are in the process of evaluating the impact the adoption of this standard will have on our financial statements.
ASU 2014-09, Revenue from Contracts with Customers (Topic 606)
The standard establishes a comprehensive revenue recognition model clarifying the method used to determine the timing and requirements for revenue recognition from contracts with customers. The disclosure requirements under the new standard will enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The standard permits retrospective application.
		October 1, 2019	We are in the process of evaluating the impact the adoption of this standard will have on our financial statements.

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
At September 30, 2015 and 2014, we recorded the following regulatory assets and liabilities on our balance sheets. These assets and liabilities will be recognized as revenues or expenses in future periods as they are reflected in customers’ rates.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Regulatory Assets and Liabilities
(In millions)	Regulatory Assets		Regulatory Liabilities
September 30,	2015	2014	2015	2014
Current:
Gas costs due from/to customers(a)	$1.7	$—	$22.6	$16.2
Interruptible sharing(a)	3.3	3.4	2.6	—
Revenue normalization mechanisms for Maryland and Virginia(a)	—	—	8.4	5.5
Plant recovery mechanisms	0.8	0.4	1.0	0.9
Total current	$5.8	$3.8	$34.6	$22.6
Deferred:
Accrued asset removal costs	$—	$—	$325.5	$327.4
Deferred gas costs(a)	190.7	191.3	—	—
Pension and other post-retirement benefits
Other post-retirement benefit costs—trackers(b)	0.1	—	—	—
Deferred pension costs—trackers(b)	38.0	45.1	—	—
ASC Topic 715 unrecognized costs/income(a)(c)
Pensions	173.9	147.9	—	—
Other post-retirement benefits	—	—	104.4	86.4
Total pension and other post-retirement benefits	212.0	193.0	104.4	86.4
Other
Income tax-related amounts due from/to customers(d)	31.7	30.4	4.2	4.8
Losses/gains on issuance and extinguishments of debt and interest-rate derivative instruments(a)(e)	11.1	12.0	1.6	1.7
Deferred gain on sale of assets(a)	—	—	1.4	1.4
Rights-of-way fees(a)	1.6	1.5	—	—
Business process outsourcing and related costs (a)	2.7	1.0	—	—
Nonretirement postemployment benefits(a)(f)	18.9	16.3	—	—
Deferred integrity management expenditures(a)(g)	5.1	2.7	—	—
Recoverable portion of abandoned LNG facility(a)	5.0	5.6	—	—
Environmental response costs(a,h)	1.8	0.6	—	—
Other regulatory expenses(a)	2.1	1.5	9.9	9.7
Total other	$80.0	$71.6	$17.1	$17.6
Total deferred	$482.7	$455.9	$447.0	$431.4
Total	$488.5	$459.7	$481.6	$454.0
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
(h) This balance represents allowed remediation expenditures at Washington Gas sites to be recovered through rates for Maryland and the District of Columbia. The recovery period is over several years.
As required by ASC Topic 980, Washington Gas monitors its regulatory and competitive environment to determine whether the recovery of its regulatory assets remains probable. If Washington Gas were to determine that recovery of these

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

assets is no longer probable, it would write off the assets against earnings. We have determined that ASC Topic 980 continues to apply to our regulated operations, and the recovery of our regulatory assets at September 30, 2015 is probable.
NOTE 3. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

The tables below provide details for the amounts included in “Accounts payable and other accrued liabilities” on the balance sheets for both WGL and Washington Gas.

WGL Holdings, Inc.
	September 30,
(In millions)	2015	2014
Accounts payable—trade	$277.3	$278.8
Employee benefits and payroll accruals	31.4	19.8
Other accrued liabilities	16.4	14.6
Total	$325.1	$313.2

Washington Gas Light Company
	September 30,
(In millions)	2015	2014
Accounts payable—trade	$122.2	$146.4
Employee benefits and payroll accruals	29.5	18.2
Other accrued liabilities	7.6	11.9
Total	$159.3	$176.5

NOTE 4. SHORT-TERM DEBT

WGL and Washington Gas satisfy their short-term financing requirements through the sale of commercial paper or through bank borrowings. Due to the seasonal nature of the regulated utility and retail energy-marketing segments, short-term financing requirements can vary significantly during the year. Revolving credit agreements are maintained to support outstanding commercial paper and to permit short-term borrowing flexibility. The policy of each WGL and Washington Gas is to maintain bank credit facilities in amounts equal to or greater than the expected maximum commercial paper position. The following is a summary of committed credit available at September 30, 2015 and 2014.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Committed Credit Available (In millions)
September 30, 2015	WGL(b)	Washington Gas	Total Consolidated
Committed credit agreements
Unsecured revolving credit facility, expires December 19, 2019(a)	$450.0	$350.0	$800.0
Less: Commercial Paper	(243.0)	(89.0)	(332.0)
Net committed credit available	$207.0	$261.0	$468.0
Weighted average interest rate	0.30%	0.16%	0.26%
September 30, 2014
Committed credit agreements
Unsecured revolving credit facility, expires April 3, 2017(a)	$450.0	$350.0	$800.0
Less: Commercial Paper	(364.5)	(89.0)	(453.5)
Net committed credit available	$85.5	$261.0	$346.5
Weighted average interest rate	0.20%	0.13%	0.19%
(a) Both WGL and Washington Gas have the right to request extensions with the banks’ approval. WGL’s revolving credit facility permits it to borrow an additional $100 million, with the banks’ approval, for a total of $550 million. Washington Gas’ revolving credit facility permits it to borrow an additional $100 million, with the banks’ approval, for a total of $450 million.
(b) WGL includes all subsidiaries other than Washington Gas.
In December 2014, both WGL and Washington Gas entered into a first amendment to their respective credit agreements, each dated April 3, 2012. The amendments extend the maturity date of the credit facilities from April 3, 2017 to December 19, 2019, provided that all necessary governmental approvals have been renewed by September 30, 2017. Under the credit agreements, as amended, WGL and Washington Gas each have the right to request two one-year-extensions, with the banks' approval. At September 30, 2015 and 2014, there were no outstanding bank loans from WGL’s or Washington Gas’ revolving credit facilities.

Under the terms of the credit agreements, the ratio of consolidated financial indebtedness to consolidated total capitalization may not exceed 0.65 to 1.0 (65%). At September 30, 2015, WGL's and Washington Gas' ratios of consolidated financial indebtedness to consolidated total capitalization were 51% and 42%, respectively. In addition, WGL and Washington Gas are required to inform lenders of changes in corporate existence, financial conditions, litigation and environmental warranties that might have a material adverse effect. Failure to inform the lenders’ agent of these material changes might constitute default under the agreements. Another potential default may be deemed to exist if WGL or Washington Gas were to fail to pay principal or interest when due on any other indebtedness. Such defaults, if not remedied, could lead to suspension of further loans and/or acceleration in which obligations become immediately due and payable. At September 30, 2015, WGL and Washington Gas were in compliance with all of the covenants under their revolving credit facilities.
NOTE 5. LONG-TERM DEBT

FIRST MORTGAGE BONDS
The Mortgage of Washington Gas dated January 1, 1933 (Mortgage), as supplemented and amended, securing any First Mortgage Bonds (FMBs) it issues, constitutes a direct lien on substantially all property and franchises owned by Washington Gas, other than a small amount of property that is expressly excluded. At September 30, 2015 and 2014, Washington Gas had no debt outstanding under the Mortgage. Any FMBs that may be issued in the future will represent indebtedness of Washington Gas.
SHELF REGISTRATION
At September 30, 2015 and 2014, WGL had the capacity under a shelf registration to issue an unspecified amount of long-term debt securities. On September 10, 2015, a shelf registration statement of Washington Gas became effective; Washington Gas has the capacity to issue up to $600.0 million of additional MTNs.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

UNSECURED NOTES
Washington Gas issues unsecured MTNs and private placement notes with individual terms regarding interest rates, maturities and call or put options. These notes can have maturity dates of one or more years from the date of issuance. The following tables show the outstanding notes as of September 30, 2015 and 2014.

Senior Notes, MTNs and Private Placement Notes Outstanding
($ In millions)	WGL(a)	Washington Gas	Total Consolidated
September 30, 2015
Long-term notes(b)	$250.0	$721.0	$971.0
Weighted average interest rate	3.66%	5.58%	5.08%
September 30, 2014
Long-term notes(b)	$—	$691.0	$691.0
Weighted average interest rate	n/a	5.65%	5.65%
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
The following tables show senior notes, MTN and private placement issuances and retirements for the years ended September 30, 2015 and 2014.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Senior Notes, MTNs and Private Placement Issuances and Retirements
($ In millions)	Principal(b)	Interest Rate	Effective Cost(c)	Nominal Maturity Date
Year Ended September 30, 2015
WGL(a)
Issuances:
10/24/2014	$100.0	2.25%	2.42%	11/1/2019
10/24/2014	125.0	4.60%	5.11%	11/1/2044
12/16/2014	25.0	4.60%	5.53%	11/1/2044
Total	$250.0
Washington Gas
Issuances:
12/15/2014	$50.0	4.24%	4.41%	12/15/2044
Total	50.0
Total consolidated issuances	$300.0
Washington Gas
Retirements:
8/9/2015	$20.0	4.83%		8/9/2015
Total	$20.0
Year Ended September 30, 2014
Washington Gas
Issuances:
12/5/2013	$75.0	5.00%	4.95%	12/15/2043
9/12/2014	100.0	4.22%	4.27%	9/15/2044
Total	$175.0
Retirements:
11/7/2013	$37.0	4.88%		11/7/2013
9/10/2014	30.0	5.17%		9/10/2014
Total	$67.0
(a) WGL includes WGL Holdings and all subsidiaries other than Washington Gas.
(b) Represents face amount.
(c) The estimated effective cost of the issued notes, including consideration of issuance fees and hedge costs.

LONG-TERM DEBT MATURITIES
Maturities of long-term debt for each of the next five fiscal years and thereafter as of September 30, 2015 are summarized in the following table.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Long-Term Debt Maturities(a)
(In millions)	WGL(b)	Washington Gas	Total
2016	$—	$25.0	$25.0
2017	—	—	—
2018	—	—	—
2019	—	50.0	50.0
2020	100.0	50.0	150.0
Thereafter	150.0	596.0	746.0
Total	$250.0	$721.0	$971.0
Less: current maturities	—	25.0	25.0
Total non-current	$250.0	$696.0	$946.0
(a)Excludes unamortized discounts of $1.7 million and $0.1 million at September 30, 2015, for WGL and Washington Gas, respectively.
(b)WGL includes WGL Holdings and all subsidiaries other than Washington Gas.
NOTE 6. COMMON STOCK — WGL

COMMON STOCK OUTSTANDING
Shares of common stock outstanding were 49,728,662 and 50,656,553 at September 30, 2015 and 2014, respectively.
COMMON STOCK RESERVES
At September 30, 2015, there were 4,561,588 authorized, but unissued, shares of common stock reserved under the following plans:

Common Stock Reserves
Number of Shares
Reserve for:
Omnibus incentive compensation plan(a)	993,825
Dividend reinvestment and common stock purchase plan	2,849,012
Employee savings plans	637,196
Directors’ stock compensation plan	81,555
Total common stock reserves	4,561,588
(a)In March 2007, WGL adopted a shareholder-approved Omnibus Incentive Compensation Plan to replace on a prospective basis the 1999 Incentive Compensation Plan. Included are shares that may be issued upon the vesting of 304,089 performance shares that have been granted but not yet vested. Upon vesting, a number of shares equal to up to 200% of the number of performance shares granted may be issued, which would reduce the number of shares available for issuance under the Omnibus Incentive Compensation Plan. Refer to Note 11—Stock-Based Compensation for a discussion regarding our stock-based compensation plans.
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
NOTE 8. EARNINGS PER SHARE

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS assumes the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period unless the effect of such issuance would be anti-dilutive (refer to Note 11—Stock-Based Compensation). As of September 30, 2015, there were no outstanding stock options. There were no anti-dilutive shares for any of the periods presented. The following table reflects the computation of our basic and diluted EPS for the fiscal years ended September 30, 2015, 2014 and 2013.

Basic and Diluted EPS
	Years Ended September 30,
(In thousands, except per share data)	2015	2014	2013
Basic earnings per average common share:

Net income applicable to common stock	$131,259	$105,940	$80,253

Average common shares outstanding—basic	49,794	51,759	51,697

Basic earnings per average common share	$2.64	$2.05	$1.55
Diluted earnings per average common share:

Net income applicable to common stock	$131,259	$105,940	$80,253
Average common shares outstanding—basic	49,794	51,759	51,697

Stock-based compensation plans	266	11	111
Total average common shares outstanding—diluted	50,060	51,770	51,808

Diluted earnings per average common share	$2.62	$2.05	$1.55
NOTE 9. INCOME TAXES

WGL files a consolidated federal tax return and various other state returns. We are no longer subject to income tax examinations by the Internal Revenue Service (IRS) for years ended prior to September 30, 2012. Substantially all state income tax years in major jurisdictions are closed for years ended prior to September 30, 2011.
WGL and each of its subsidiaries also participate in a tax sharing agreement that establishes the method for allocating tax benefits from losses that are utilized on the consolidated income tax return. The consolidated tax is apportioned among the subsidiaries on the separate return method and losses of the parent, WGL, are allocated to the subsidiaries that have taxable income. In fiscal year 2015, Washington Gas shared $0.5 million of tax benefits from the tax sharing agreement that was reflected as a tax decrease on Washington Gas’ statements of income. During fiscal years 2014 and 2013, Washington Gas realized $2.9 million and $1.3 million of tax savings as a result of this tax sharing agreement. The effect of this allocation of benefits to Washington Gas has no effect on our consolidated financial statements. State income tax returns are filed on a separate company basis in most states where we have operations and/or a requirement to file.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Washington Gas charged the Maryland portion of the Med D regulatory asset to tax expense during the fiscal year ended September 30, 2012, based on positions taken by the PSC of MD in Washington Gas’ rate case during the fiscal year that did not permit recovery. Washington Gas received an order in the first quarter of fiscal year end September 30, 2014 in its rate case from the PSC of MD that allowed recovery of the Med D regulatory asset over a 5-year amortization period. Therefore, the tax benefit was recognized to reinstate the regulatory asset.
On September 13, 2013, the U.S. Treasury Department issued final income tax regulations to address the costs incurred in acquiring, producing, or improving tangible property. The regulations are effective for WGL and Washington Gas for the tax year beginning October 1, 2014. WGL and Washington Gas will file Forms 3115 along with its income tax return for the year ended September 30, 2015. The financial impact of these regulations did not have a material impact on the financial statements. Any changes in method of accounting for income tax purposes required to conform to the final regulations will be made for the taxable year ending September 30, 2015.
The tables below provide the following for WGL and Washington Gas: (i) the components of income tax expense; (ii) a reconciliation between the statutory federal income tax rate and the effective income tax rate and (iii) the components of accumulated deferred income tax assets and liabilities at September 30, 2015 and 2014.

WGL Holdings, Inc.
Components of Income Tax Expense
	Years Ended September 30,
(In thousands)	2015	2014	2013
INCOME TAX EXPENSE
Current:
Federal	$(18,639)	$29,976	$41,425
State	2,977	5,149	11,258
Total current	(15,662)	35,125	52,683
Deferred:
Federal
Accelerated depreciation	71,529	35,747	33,394
Other	17,726	(18,014)	(31,173)
State
Accelerated depreciation	13,739	9,822	6,795
Other	1,411	(1,760)	(7,585)
Total deferred	104,405	25,795	1,431
Amortization of investment tax credits	(4,939)	(3,666)	(1,822)
Total income tax expense	$83,804	$57,254	$52,292

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

WGL Holdings, Inc.
Reconciliation Between the Statutory Federal Income Tax Rate and Effective Tax Rate
	Years Ended September 30,
($ In thousands)	2015		2014		2013
Income taxes at statutory federal income tax rate	$75,760	35.00%	$57,580	35.00%	$46,853	35.00%
Increase (decrease) in income taxes resulting from:
Accelerated depreciation less amount deferred	1,187	0.55	1,875	1.14	2,106	1.57
Amortization of investment tax credits	(4,939)	(2.28)	(3,666)	(2.23)	(1,822)	(1.36)
Cost of removal	(2,721)	(1.26)	(4,902)	(2.98)	(2,356)	(1.76)
State income taxes-net of federal benefit	11,109	5.13	8,734	5.31	7,448	5.56
Medicare Part D adjustment	—	—	(3,621)	(2.20)	—	—
ASDHI impairment	1,969	0.91	—	—	—	—
Other items-net	1,439	0.66	1,254	0.76	63	0.05
Total income tax expense and effective tax rate	$83,804	38.71%	$57,254	34.80%	$52,292	39.06%

WGL Holdings, Inc.
Components of Deferred Income Tax Assets (Liabilities)
	September 30,
(In thousands)	2015		2014
ACCUMULATED DEFERRED INCOME TAXES	Current	Non-current	Current	Non-current
Deferred income tax assets:
Pensions	$—	$44,468	$—	$24,349
Uncollectible accounts	10,389	—	9,268	—
Inventory overheads	5,873	—	6,591	—
Employee compensation and benefits	4,733	52,497	6,306	37,873
Derivatives	8,580	35,311	6,503	31,555
Deferred gas costs	2,406	—	—	4,218
Solar grant/investment tax credit	—	53,067	—	39,184
Tax credit carry forward	—	55,040	—	—
Other	861	4,779	814	1,422
Total assets	32,842	245,162	29,482	138,601
Deferred income tax liabilities:
Other post-retirement benefits	—	54,860	—	38,299
Accelerated depreciation and other plant related items	—	794,099	—	669,040
Losses/gains on reacquired debt	—	1,292	—	1,426
Income taxes recoverable through future rates	—	68,245	—	65,374
Deferred gas costs	—	815	2,818	—
Partnership basis differences	—	29,468	—	25,370
Valuation allowances	—	2,188	—	—
Total liabilities	—	950,967	2,818	799,509
Net accumulated deferred income tax assets (liabilities)	$32,842	$(705,805)	$26,664	$(660,908)

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Washington Gas Light Company
Components of Income Tax Expense
	Years Ended September 30,
(In thousands)	2015	2014	2013
INCOME TAX EXPENSE
Current:
Federal	$(5,305)	$37,098	$40,492
State	907	4,262	7,515
Total current	(4,398)	41,360	48,007
Deferred:
Federal
Accelerated depreciation	71,046	34,833	34,518
Other	(6,619)	(30,523)	(35,982)
State
Accelerated depreciation	13,701	9,540	6,770
Other	(1,507)	(6,800)	(8,221)
Total deferred	76,621	7,050	(2,915)
Amortization of investment tax credits	(832)	(876)	(895)
Total income tax expense	$71,391	$47,534	$44,197

Washington Gas Light Company
Reconciliation Between the Statutory Federal Income Tax Rate and Effective Tax Rate
	Years Ended September 30,
($ In thousands)	2015		2014		2013
Income taxes at statutory federal income tax rate	$63,024	35.00%	$51,050	35.00%	$40,782	35.00%
Increase (decrease) in income taxes resulting from:
Accelerated depreciation less amount deferred	2,108	1.17	1,875	1.29	2,106	1.81
Amortization of investment tax credits	(832)	(0.46)	(876)	(0.60)	(895)	(0.77)
Cost of removal	(2,721)	(1.51)	(4,902)	(3.36)	(2,356)	(2.02)
State income taxes-net of federal benefit	8,986	4.99	6,711	4.60	5,487	4.71
Consolidated tax sharing allocation	(533)	(0.30)	(2,862)	(1.96)	(1,290)	(1.11)
Medicare Part D adjustment	—	—	(3,621)	(2.48)	—	—
Other items-net	1,359	0.76	159	0.09	363	0.31
Total income tax expense and effective tax rate	$71,391	39.65%	$47,534	32.58%	$44,197	37.93%

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Washington Gas Light Company
Components of Deferred Income Tax Assets (Liabilities)
	Years Ended September 30,
(In thousands)	2015		2014
ACCUMULATED DEFERRED INCOME TAXES	Current	Non-current	Current	Non-current
Deferred income tax assets:
Pensions	$—	$43,748	$—	$23,738
Uncollectible accounts	7,637	—	7,618	—
Inventory overheads	5,873	—	6,591	—
Employee compensation and benefits	4,346	34,511	5,902	27,961
Derivatives	3,576	35,311	4,809	31,555
Deferred gas costs	2,406	—	—	4,218
Investment tax credit	—	—	—	312
Other	862	—	814	197
Total assets	24,700	113,570	25,734	87,981
Deferred income tax liabilities:
Other post-retirement benefits	—	54,566	—	38,065
Accelerated depreciation and other plant related items	—	681,108	—	602,376
Losses/gains on reacquired debt	—	1,292	—	1,426
Income taxes recoverable through future rates	—	67,953	—	65,128
Deferred gas costs	—	815	2,818	—
Other	—	1,300	—	932
Total liabilities	—	807,034	2,818	707,927
Net accumulated deferred income tax assets (liabilities)	$24,700	$(693,464)	$22,916	$(619,946)
In June 2015, we filed our tax return for the year ended September 30, 2014.
The following table summarizes the change in unrecognized tax benefits during fiscal year 2015, 2014, 2013 and our total unrecognized tax benefits at September 30, under the provisions of ASC Topic 740, Income Taxes:

Unrecognized Tax Benefits
(In thousands)	2015	2014	2013
Total unrecognized tax benefits, October 1,	$32,613	$25,051	$22,082
Increases in tax positions relating to current year	12,848	10,512	5,251
Decreases in tax positions relating to prior year	(6,834)	(2,950)	(2,282)
Total unrecognized tax benefits, September 30,	$38,627	$32,613	$25,051
During the year, the unrecognized tax benefits for WGL and Washington Gas increased by approximately $6.0 million relating to uncertain tax positions, primarily due to the change in tax accounting for repairs. If the amounts of unrecognized tax benefits are eventually realized, it would not materially impact the effective tax rate. It is reasonably possible that the amount of the unrecognized tax benefit with respect to some of WGL’s and Washington Gas’ uncertain tax positions will significantly increase or decrease in the next 12 months. The IRS completed its audit of the tax years related to the change in accounting method for repairs without proposing any changes, however, they could re-examine this issue in the future.

WGL and Washington Gas recognize any accrued interest associated with uncertain tax positions in interest expense and recognizes any accrued penalties associated with uncertain tax positions in other expenses in the statements of income. During the fiscal years ended September 30, 2015, 2014 and 2013, interest expense on uncertain tax positions was minimal.
NOTE 10. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

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
Several executive officers of Washington Gas also participate in a non-funded defined benefit supplemental executive retirement plan (DB SERP), a non-qualified pension plan. A rabbi trust has been established for the potential future funding of the DB SERP liability. The DB SERP was closed to new entrants beginning January 1, 2010 and instead, executive officers are eligible to participate in a non-funded defined contribution SERP (DC SERP). In addition, effective January 1, 2010, Washington Gas established a non-funded defined benefit restoration plan (DB restoration) for the purpose of providing supplemental pension and pension-related benefits to a select group of management employees.
WGL subsidiaries offer defined-contribution savings plans to all eligible employees. These plans allow participants to defer on a pre-tax or after-tax basis, a portion of their salaries for investment in various alternatives. We make matching contributions to the amounts contributed by employees in accordance with the specific plan provisions. Total matching contributions to our savings plans were $4.6 million, $4.2 million and $4.3 million during fiscal years 2015, 2014 and 2013, respectively. All employees not participating in the qualified pension plan receive an employer provided supplemental contribution ranging from 4% to 6% depending on years of service. Total supplemental contributions to the plan were $2.1 million, $1.6 million and $0.8 million during fiscal years ended September 30, 2015, 2014 and 2013, respectively.
Washington Gas provides certain healthcare and life insurance benefits for retired employees. Substantially all employees of Washington Gas may become eligible for such benefits if they attain retirement status while working for Washington Gas. Washington Gas accounts for these benefits under the provisions of ASC 715, Compensation-Retirement Benefits. Washington Gas elected to amortize the accumulated post-retirement benefit obligation of $190.6 million existing at the October 1, 1993 adoption date of this standard, known as the transition obligation, over a twenty-year period, which ended in 2013.
On September 25, 2015, the Washington Gas Light Company Retiree Medical Plan was amended to limit the aggregate cost of applicable employer-sponsored coverage, thereby avoiding the 40% excise tax enacted by the Patient Protection and Affordable Care Act of 2010. The resolution, which is effective September 30, 2015 and applies to plan years beginning on or after January 1, 2018, includes a limit of $11,850 per participant, with a maximum limit of $30,950 for family coverage. This amendment resulted in a prior service credit of $26.1 million.
On April 24, 2014, Washington Gas replaced the existing retiree medical benefit plan and dental plan options for Medicare-eligible retirees age 65 and older with a special tax-free Health Reimbursement Account (HRA) plan effective January 1, 2015. With the introduction of the new plan, effective January 1, 2015, participating retirees and dependents will receive a subsidy each year through the HRA account to help purchase supplemental medical and dental coverage in the marketplace. As part of the new HRA plan, participants who enroll in a Medicare Part D prescription drug plan and meet the threshold for Medicare catastrophic prescription drug coverage will be eligible for an additional reimbursement of their out-of-pocket prescription drug costs in excess of the threshold. Retirees and dependents under age 65 will still be covered under the existing Washington Gas Retiree Medical Plan until they become eligible for Medicare at age 65 and can obtain coverage through the new HRA plan. Due to the impact of the amendment, we remeasured the funded status of the plan in April 2014. The funded status of the plan changed by approximately $127.5 million from an underfunded liability to an overfunded asset as a result of the plan amendment. The offsetting amount for this remeasurement was recorded as a decrease to regulatory assets and accumulated other comprehensive income/loss.
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

Obligations and Assets

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Washington Gas uses a measurement date of September 30 for its pension, and retiree healthcare and life insurance benefit plans. The following table provides certain information about Washington Gas’ post-retirement benefits:

Post-Retirement Benefits
			Health and Life
(In millions)	Pension Benefits(a)		Benefits
Year Ended September 30,	2015	2014	2015	2014
Change in projected benefit obligation(b)
Benefit obligation at beginning of year	$917.1	$837.4	$343.2	$429.8
Service cost	15.5	14.0	7.1	7.6
Interest cost	39.1	40.4	14.7	18.7
Change in plan benefits	0.6	—	(26.1)	(136.5)
Actuarial loss (gain)	19.2	68.6	(23.7)	38.2
Retiree contributions	—	—	2.0	4.4
Employer group waiver plan rebates	—	—	2.4	0.5
Benefits paid	(44.0)	(43.3)	(19.7)	(19.5)
Projected benefit obligation at end of year(b)	$947.5	$917.1	$299.9	$343.2
Change in plan assets
Fair value of plan assets at beginning of year	$804.7	$745.2	$439.6	$380.9
Actual return on plan assets	19.9	103.3	(0.3)	57.8
Company contributions	1.8	1.7	16.0	16.0
Retiree contributions and employer group waiver plan rebates	—	—	3.6	4.4
Expenses	(2.2)	(2.2)	(0.7)	—
Benefits paid	(44.0)	(43.3)	(19.7)	(19.5)
Fair value of plan assets at end of year	$780.2	$804.7	$438.5	$439.6
Funded status at end of year	$(167.3)	$(112.4)	$138.6	$96.4
Total amounts recognized on balance sheet
Non-current asset	$—	$—	$138.6	$96.4
Current liability	(4.8)	(4.2)	—	—
Non-current liability	(162.5)	(108.2)	—	—
Total recognized	$(167.3)	$(112.4)	$138.6	$96.4
(a)The DB SERP and DB Restoration, included in pension benefits in the table above, have no assets.
(b)For the Health and Life Benefits, the change in projected benefit obligation represents the accumulated benefit obligation.
The following table provides the projected benefit obligation (PBO) and accumulated benefit (ABO) for the qualified pension plan, DB SERP and DB Restoration at September 30, 2015 and 2014.

Projected and accumulated benefit obligation
(In millions)	Qualified Pension Plan		DB SERP		DB Restoration
September 30,	2015	2014	2015	2014	2015	2014
Projected benefit obligation	$892.2	$865.2	$53.0	$50.7	$2.3	$1.2
Accumulated benefit obligation	$822.8	$801.9	$48.7	$46.2	$1.2	$0.7
AMOUNTS RECOGNIZED IN REGULATORY ASSETS/LIABILITIES AND ACCUMULATED OTHER COMPREHENSIVE INCOME

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

The following table provides amounts recorded to regulatory assets, regulatory liabilities and accumulated other comprehensive loss/(income) at September 30, 2015 and 2014:

Unrecognized Costs/Income Recorded on the Balance Sheet
(In millions)	Pension Benefits		Health and Life Benefits
September 30,	2015	2014	2015	2014
Actuarial net loss	$190.1	$162.6	$43.8	$50.1
Prior service cost (credit)	1.5	1.2	(160.2)	(149.3)
Total	$191.6	$163.8	$(116.4)	$(99.2)
Regulatory asset (liability)(a)	$173.9	$147.9	$(110.5)	$(94.6)
Pre-tax accumulated other comprehensive loss (gain)(b)	17.7	15.9	(5.9)	(4.6)
Total	$191.6	$163.8	$(116.4)	$(99.2)
(a) The regulatory liability recorded on our balance sheets at September 30, 2015 and 2014 is net of a deferred income tax benefit of $6.1 million and $8.2 million, respectively.
(b)The total amount of accumulated other comprehensive loss recorded on our balance sheets at September 30, 2015 and 2014 is net of an income tax benefit of $5.1 million and $4.9 million, respectively.

The following table provides amounts that are included in regulatory assets/liabilities and accumulated other comprehensive loss associated with our unrecognized pension and other post-retirement benefit costs that were recognized as components of net periodic benefit cost during fiscal year 2015.

Amounts Recognized During Fiscal Year 2015
	Regulatory assets/liabilities		Accumulated other comprehensive loss
(In millions)	Pension Benefits	Health and Life Benefits	Pension Benefits	Health and Life Benefits
Actuarial net loss (income)	$16.9	$4.2	$1.8	$0.2
Prior service cost (credit)	0.3	(14.6)	—	(0.7)
Total	$17.2	$(10.4)	$1.8	$(0.5)
The following table provides amounts that are included in regulatory assets/liabilities and accumulated other comprehensive loss associated with our unrecognized pension and other post-retirement benefit costs that are expected to be recognized as components of net periodic benefit cost during fiscal year 2016.

Amounts to be Recognized During Fiscal Year 2016
	Regulatory assets/liabilities		Accumulated other comprehensive loss
(In millions)	Pension Benefits	Health and Life Benefits	Pension Benefits	Health and Life Benefits
Actuarial net loss	$15.3	$1.2	$1.5	$0.1
Prior service cost (credit)	0.2	(16.8)	0.1	(0.9)
Total	$15.5	$(15.6)	$1.6	$(0.8)
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
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Net Periodic Benefit Cost
The components of the net periodic benefit costs (income) for fiscal years ended September 30, 2015, 2014 and 2013 related to pension and other postretirement benefits were as follows:

Components of Net Periodic Benefit Costs (Income)
(In millions)	Pension Benefits			Health and Life Benefits
Year Ended September 30,	2015	2014	2013	2015	2014	2013
Service cost	$15.5	$14.0	$17.0	$7.1	$7.6	$9.6
Interest cost	39.1	40.4	36.6	14.7	18.7	18.8
Expected return on plan assets	(44.6)	(41.0)	(41.9)	(20.8)	(19.3)	(18.3)
Recognized prior service cost (credit)	0.3	0.3	1.0	(15.3)	(9.6)	(3.9)
Recognized actuarial loss	18.7	16.8	28.7	4.4	5.0	9.2
Amortization of transition obligation	—	—	—	—	—	1.1
Net periodic benefit cost	29.0	30.5	41.4	(9.9)	2.4	16.5
Amount allocated to construction projects	(4.6)	(4.3)	(5.7)	1.9	(0.4)	(2.8)
Amount deferred as regulatory asset (liability)-net	7.1	7.0	(3.7)	(0.2)	(2.3)	2.4
Amount charged (credited) to expense	$31.5	$33.2	$32.0	$(8.2)	$(0.3)	$16.1
Amounts included in the line item “Amount deferred as regulatory asset/liability-net,” as shown in the table above, represent the amortization of previously unrecovered costs of the applicable pension benefits or the health and life benefits as approved in the District of Columbia. These balances are being amortized over a five year period.
ASSUMPTIONS
The weighted average assumptions used to determine net periodic benefit obligations and net periodic benefit costs were as follows:

Benefit Obligations Assumptions

	Pension Benefits		Health and Life Benefits
September 30,	2015	2014	2015	2014
Discount rate(a)	4.10%-4.50%	4.00%-4.40%	4.50%	4.40%
Rate of compensation increase	3.50%-4.10%	3.50%-4.10%	4.10%	4.10%

(a)The increase in the discount rate in fiscal year 2015 compared to prior years primarily reflects the increase in long-term interest rates.

Net Periodic Benefit Cost Assumptions

	Pension Benefits			Health and Life Benefits
Years Ended September 30,	2015	2014	2013	2015	2014	2013
Discount rate(a)	4.00%-4.40%	4.50%-5.00%	4.00%	4.40%	4.60%-5.10%	4.00%
Expected long-term return on plan assets(b)	6.75%	6.50%	6.75%	6.25%	6.25%	6.75%
Rate of compensation increase(c)	3.50%-4.10%	3.85%-5.15%	3.85%-5.15%	4.10%	3.85%	3.85%
(a) The changes in the discount rates over the last three fiscal years primarily reflect the changes in long-term interest rates.
(b) For health and life benefits, the expected returns for certain funds may be lower due to certain portions of income that are subject to an assumed income tax rate of 45.6%.

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
Expected long-term return on plan assets
Washington Gas determines the expected long-term rate of return on plan assets by averaging the expected earnings for the target asset portfolio. In developing the expected rate of return assumption, Washington Gas evaluates an analysis of historical actual performance and long-term return projections, which gives consideration to our asset mix and anticipated length of obligation of our plan.
Mortality Assumptions

For purposes of the September 30, 2015 measurement date, Washington Gas adopted new mortality assumptions for its pension and other post-retirement benefit obligations, which reflect increased life expectancies in the U.S. The adoption of new mortality assumptions increased the projected benefit obligations for Washington Gas' pension and other post-retirement benefit plans by approximately $46.8 million and $15.3 million, respectively.
Healthcare cost trend
Washington Gas assumed the healthcare cost trend rates related to the accumulated post-retirement benefit obligation for non-Medicare eligible retirees to be 6.7% for fiscal year 2016. Washington Gas expects the rate to decrease to 6.3% in fiscal 2017, 3.2% in fiscal 2018 and to 2.2% in fiscal 2019, and remain at that level thereafter. The significant decrease in the expected trend rate between fiscal 2017 and 2018 is driven by the amendment to the Washington Gas Light Company Retiree Medical Plan discussed above. The healthcare cost trend rate used to measure the accumulated post-retirement benefit obligation for non-Medicare eligible retirees as of September 30, 2014 was 7.0% for fiscal year 2015. This rate was expected to decrease gradually to 5.0% in 2021 and remain at that level thereafter.
For Medicare eligible retirees age 65 and older that will receive a subsidy each year through an HRA account, Washington Gas assumed no increase to the annual subsidy in fiscal year 2016 and a 3.0% increase thereafter in order to approximate possible future increases to the stipend. While the plan terms do not guarantee increases to the stipend, Washington Gas intends to review the stipend annually.

Healthcare Trends
(In millions)	One Percentage-Point Increase	One Percentage-Point Decrease
Increase (decrease) total service and interest cost components	$1.3	$(1.1)
Increase (decrease) post-retirement benefit obligation	$5.7	$(5.1)
INVESTMENT POLICIES AND STRATEGIES
The investment objective of the qualified pension, healthcare, and life insurance benefit plans (“Plan” or “Plans”) is to allocate each Plan’s assets to appropriate investment asset classes (asset categories) so that the benefit obligations of each Plan are adequately funded, consistent with appropriate risk tolerance guidelines for the Plans’ and Washington Gas’ tolerance for risk. Washington Gas' portion of retired employee healthcare and life insurance benefits obligation is funded through two trusts: (i) the Washington Gas Light Company Postretirement Benefit Master Trust for Retired Previously Union-Eligible Employees ("union-eligible truest") and (ii) the Washington Gas Light Company Postretirement Benefit Master Trust for Retired Management Employees ("management trust").
In order to best achieve the investment objectives for each Plan, strategic allocation targets and ranges are established that control exposure to selected investment asset classes. Target qualified pension plan trust asset allocations are 32.5% U.S. Large-Cap Equities, 4.5% U.S. Small/Mid-Cap Equities, 8% International Equities, 5% Real Estate and 50% Fixed Income. Target asset allocations are 50% U.S. Large-Cap Equities and 50% Fixed Income for the union-eligible trust. Target asset allocations are 60% U.S. Large-Cap Equities and 40% Fixed Income for the management trust. Actual asset balances are reviewed monthly

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

and are allowed to range within plus or minus 5% or less of the target allocations. Assets are generally rebalanced to target allocations before actual amounts fall below or rise above the allowable ranges.
Asset/liability modeling (ALM) is used to test the benefits and risks of several potential strategic asset allocation mixes. Simulated investment performance results based on assumptions about expected return, volatility, and correlation characteristics of the selected asset classes are tested for their effects on contributions, pension expense, PBO funded status, and downside Value at Risk metrics over a ten-year planning time horizon. Important outcomes from past ALM studies include decisions to increase fixed income exposure, lengthen the duration of those fixed income assets and implement a dynamic asset allocation strategy that allows for the de-risking of the portfolio over time. Under this strategy, the target fixed income allocation percentage will increase by 5% for each 5% improvement in the plan’s funded ratio, as measured by an investment consultant. This strategy resulted in portfolio de-risking during October 2012 including increased fixed income exposure and reduced U.S. large-cap equity exposure.
The most recent pension plan ALM study was completed during November 2014. The study did not result in any changes to investment strategy.
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
Investment vehicles used to manage qualified pension plan trust and management trust assets include commingled funds and pooled separate accounts. A private placement mutual fund is also employed to manage a portion of qualified pension plan trust assets. Commingled funds are used in the management of union-eligible trust assets.

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
The following tables present the fair value of the pension plan assets and health and life insurance plan assets by asset category as of September 30, 2015 and 2014:

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Pension Plan Assets
					% of
($ In millions)	Level 1	Level 2	Level 3	Total	Total
At September 30, 2015
Cash and cash equivalents	$0.8	$—	$—	$0.8	0.1%
Equity securities
U.S. Small Cap	28.7	—	—	28.7	3.7
Preferred Securities	—	0.1	—	0.1	—
Fixed income securities
U.S. Treasuries	—	101.3	—	101.3	13.0
U.S. Corporate Debt	—	204.6	—	204.6	26.2
U.S. Agency Obligations and Government Sponsored Entities	—	23.9	—	23.9	3.1
Asset-Backed Securities and Collateralized Mortgage Obligations	—	1.7	—	1.7	0.2
Municipalities	—	14.0	—	14.0	1.8
Non-U.S. Corporate Debt	—	37.1	—	37.1	4.8
Repurchase Agreements(a)	—	5.3	—	5.3	0.7
Other(b)	—	4.7	—	4.7	0.6
Mutual Funds(c)	—	29.3	—	29.3	3.7
Commingled Funds and Pooled Separate Accounts(d)	—	274.8	27.7	302.5	38.7
Private Equity/Limited Partnerships(e)	—	28.0	—	28.0	3.6
Derivatives(f)	—	(0.1)	—	(0.1)	—
Total fair value of plan investments	$29.5	$724.7	$27.7	$781.9	100.2%
Receivable (payable)(g)				(1.7)	(0.2)
Total plan assets at fair value				$780.2	100.0%

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Pension Plan Assets
					% of
($ In millions)	Level 1	Level 2	Level 3	Total	Total
At September 30, 2014
Cash and cash equivalents	$0.6	$—	$—	$0.6	0.1%
Equity securities
U.S. Small Cap	32.3	—	—	32.3	4.0
Preferred Securities	—	0.1	—	0.1	—
Fixed income securities
U.S. Treasuries	—	110.6	—	110.6	13.8
U.S. Corporate Debt	—	108.4	—	108.4	13.5
U.S. Agency Obligations and Government Sponsored Entities	—	24.6	—	24.6	3.0
Asset-Backed Securities and Collateralized Mortgage Obligations	—	1.8	—	1.8	0.2
Municipalities	—	9.2	—	9.2	1.1
Non-U.S. Corporate Debt	—	23.8	—	23.8	3.0
Repurchase Agreements(a)	—	2.5	—	2.5	0.3
Other(b)	—	7.0	—	7.0	0.8
Mutual Funds(c)	—	112.4	—	112.4	14.0
Commingled Funds and Pooled Separate Accounts(d)	—	316.2	23.8	340.0	42.3
Private Equity/Limited Partnerships(e)	—	30.5	—	30.5	3.8
Derivatives(f)	—	(0.1)	—	(0.1)	—
Total fair value of plan investments	$32.9	$747.0	$23.8	$803.7	99.9%
Receivable (payable)(g)				1.0	0.1
Total plan assets at fair value				$804.7	100.0%
(a) This category includes Treasury Bills with a pre-commitment from the counterparty to repurchase the same securities on the next business day at an agreed-upon price.
(b) This category primarily includes Yankee bonds and non-U.S. government bonds.
(c) At September 30, 2015, investments in mutual funds consisited primarily of common stock of non-U.S. companies. At September 30, 2014, investments in mutual funds consisted primarily of corporate fixed income instruments.
(d) At September 30, 2015, investments in commingled funds and pooled separate accounts consisted primarily of 80% common stock of large-cap U.S. companies; 18% income producing properties located in the United States; and 2% short-term money market investments. At September 30, 2014, investments in commingled funds and pooled separate accounts consisted primarily of 75% common stock of large-cap U.S. companies; 14% income producing properties located in the United States; 9% equity securities of non-U.S. companies; and 2% short-term money market investments.
(e) At September 30, 2015 and 2014, investments in private equity/limited partnership consisted of common stock of international companies.
(f) At September 30, 2015, this category included long-term U.S. Treasury interest rate futures contracts, interest rate put options and credit default swap indexes. At September 30, 2014, this category included long-term U.S. Treasury interest rate futures contracts and interest rate put options.
(g) At September 30, 2015, this payable represents a pending trade for investment purchases. At September 30, 2014, this receivable represents a pending trade for investment sales.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Healthcare and Life Insurance Plan Assets
					% of
($ In millions)	Level 1	Level 2	Level 3	Total	Total
At September 30, 2015
Cash and Cash Equivalents	$—	$—	$—	$—	—%
Mutual Funds(a)	1.9	—	—	1.9	0.4
Fixed Income Securities
U.S Agency Obligations	—	1.8	—	1.8	0.4
U.S. Treasuries	—	27.7	—	27.7	6.3
U.S. Corporate Debt	—	33.5	—	33.5	7.7
Municipalities	—	4.0	—	4.0	0.9
Non-U.S. Corporate Debt	—	4.9	—	4.9	1.1
Others(b)	—	4.3	—	4.3	1.0
Commingled Funds(c)	—	359.7	—	359.7	82.0
Total fair value of plan investments	$1.9	$435.9	$—	$437.8	99.8%
Receivable (payable)				0.7	0.2
Total plan assets at fair value				$438.5	100.0%

At September 30, 2014
Cash and Cash Equivalents	$0.8	$—	$—	$0.8	0.2%
Mutual Funds(a)	—	1.9	—	1.9	0.4
Fixed Income Securities
U.S Agency Obligations	—	2.0	—	2.0	0.5
U.S. Treasuries	—	25.6	—	25.6	5.8
U.S. Corporate Debt	—	34.0	—	34.0	7.7
Municipalities	—	4.8	—	4.8	1.1
Non-U.S. Corporate Debt	—	5.7	—	5.7	1.3
Others(b)	—	5.3	—	5.3	1.2
Commingled Funds(c)	—	359.7	—	359.7	81.8
Total fair value of plan investments	$0.8	$439.0	$—	$439.8	100.0%
Receivable (payable)				(0.2)	—
Total plan assets at fair value				$439.6	100.0%
(a) At September 30, 2015, investments in mutual funds consisted of a short-term money market fund valued at $1.00 per share. At September 30, 2014, investments in mutual funds consisted primarily of 63% short-term obligations consisting of certificates of deposit and time deposits, 23% high-quality commercial paper, 6% repurchase agreements, 4% corporate notes of U.S. and foreign corporations and 4% U.S. governmental and U.S. agency securities.
(b) At September 30, 2015 and 2014, this category consisted primarily of 76% non-U.S. government bonds and 24% Yankee bonds.
(c) At September 30, 2015, investments in commingled funds consisted primarily of 68% common stock of large-cap U.S. companies,16% governmental fixed income securities and 16% corporate bonds. At September 30, 2014, investments in commingled funds consisted primarily of 66% common stock of large-cap U.S. companies, 17% U.S. agency obligations and government sponsored entities and 17% corporate bonds.
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
The following table summarizes the changes in the fair value of the Level 3 assets for the fiscal years ended 2015 and 2014:

(In millions)
Years Ended September 30,	2015	2014
Balance, beginning of year	$23.8	$21.1
Actual return on plan assets:
Assets still held at year end	3.9	2.7
Balance, end of year	$27.7	$23.8
Benefit Contribution
During fiscal year 2015, Washington Gas did not contribute to its qualified pension but did contribute $1.8 million to its non-funded DB SERP plan. During fiscal year 2016, Washington Gas does not expect to make a contribution to its qualified pension plan and expects to make a payment of $4.8 million to its non-funded DB SERP. During fiscal year 2015, Washington Gas contributed $16.0 million to its health and life insurance benefit plans. Washington Gas expects to make a contribution of $16.0 million to its health and life insurance benefit plans during fiscal year 2016.
Expected Benefit Payments
Expected benefit payments, including benefits attributable to estimated future employee service, which are expected to be paid over the next ten years are as follows:

Expected Benefit Payments
(In millions)	Pension Benefits	Health and Life Benefits
2016	$49.1	$17.2
2017	50.5	17.6
2018	51.5	17.2
2019	53.2	17.4
2020	54.3	17.4
2021—2025	284.1	86.9
MEDICARE SUBSIDY RECEIPTS / EMPLOYER GROUP WAIVER PLAN

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Prior to 2013 Washington Gas sponsored a post-65 retiree prescription drug plan that was at least actuarially equivalent to Medicare (Medicare Part D), and as a result was eligible to receive a federal subsidy under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Effective January 1, 2013 Washington Gas implemented an Employer Group Waiver Plan with a wraparound supplemental plan (“EGWP/wrap”). Accordingly, the Washington Gas retiree medical plan began receiving direct reimbursements and discounts from Medicare and the large pharmaceutical companies. During the years ended September 30, 2015 and 2014, Washington Gas received $0.8 million and $0.5 million in reimbursements related to the EGWP/wrap, respectively. Effective January 1, 2015, Washington Gas ceased to participate in the EGWP/wrap because participants age 65 and older will be transitioning into the new WGL Retiree HRA Plan, where such participants will receive an annual stipend that could be used to purchase health and prescription drug insurance.
REGULATORY MATTERS
A significant portion of the estimated pension and post-retirement medical and life insurance benefits apply to our regulated activities. Each regulatory commission having jurisdiction over Washington Gas requires it to fund amounts reflected in rates for post-retirement medical and life insurance benefits into irrevocable trusts.

District of Columbia Jurisdiction
The PSC of DC has approved a level of rates sufficient to recover annual costs associated with the qualified pension and other post-retirement benefits. Expenses of the SERP allocable to the District of Columbia are not recovered through rates. The PSC of DC granted the recovery of post-retirement medical and life insurance benefit costs determined in accordance with GAAP through a five-year phase-in plan that ended September 30, 1998. Washington Gas deferred the difference generated during the phase-in period as a regulatory asset. Effective October 1, 1998, the PSC of DC granted Washington Gas full recovery of costs determined under GAAP, plus a fifteen-year amortization of the regulatory asset established during the phase-in period that ended in fiscal year 2014. On May 15, 2013, the PSC of DC issued an order providing for recovery of unrecovered costs for pension and other post-retirement benefits as of November 30, 2012. The order allowed a five-year amortization period.
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

NOTE 11. STOCK-BASED COMPENSATION

STOCK-BASED COMPENSATION FOR KEY EMPLOYEES
We have stock-based awards outstanding in the form of performance shares and performance units. In March 2007, WGL adopted a shareholder-approved Omnibus Incentive Compensation Plan (Omnibus Plan) to replace, on a prospective basis, the 1999 Plan. Stock options, stock appreciation rights, restricted stock, deferred stock and stock as a bonus in lieu of other awards, dividend equivalents, other stock-based awards and cash awards may be granted under the Omnibus Plan. The Omnibus Plan allows WGL to issue up to 1,700,000 shares of common stock, subject to adjustment as provided by the plan, to persons including officers and key employees, designated by the Human Resources Committee of the Board of Directors. Refer to Note 6—Common Stock—WGL for amounts remaining to be issued under these plans.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

During the fiscal year ended September 30, 2015, we granted performance shares and performance units under the Omnibus Plan. We have not issued stock options under either plan since October 2006.
For both performance shares and performance units issued through September 30, 2015, the actual award that may be earned varies based on the total shareholder return of WGL relative to a selected peer group of companies. These performance awards generally vest three years from the date of grant. Performance shares earned are paid in shares of common stock of WGL. Performance units are earned pursuant to terms of the grant, are paid in cash and are valued at $1.00 per performance unit. Performance units and performance shares provide for accelerated vesting upon a change in control of WGL under certain circumstances. We generally issue new shares of common stock to provide for redemption of performance shares; however, we may, from time to time, repurchase shares of our common stock on the open market in order to meet these requirements. Performance shares are accounted for as equity awards, and performance units are accounted for as liability awards as they are settled in cash.

For the fiscal years ended September 30, 2015, 2014 and 2013, we recognized stock-based compensation expense of $15.5 million, $3.4 million and $6.5 million, net of related income tax benefits of $6.2 million, $1.3 million and $2.6 million, respectively.
As of September 30, 2015, total unrecognized compensation expense related to stock-based awards granted was $11.4 million. Performance shares and performance units comprised $4.4 million and $7.0 million of total unrecognized compensation expense, respectively. The total unrecognized compensation expense is expected to be recognized over a weighted average cost period of 1.7 years for performance shares and performance units.
Performance Shares
The following table summarizes information regarding performance share activity during the fiscal year ended September 30, 2015.

Performance Share Activity
	Year Ended September 30, 2015
	Number of Shares(a)	Weighted Average Grant- Date Fair Value
Non-vested and outstanding, beginning of year	301,378	$40.57
Granted	113,626	44.44
Vested	—	—
Cancelled/forfeited	(110,915)	39.71
Non-vested and outstanding, end of year	304,089	$44.49
(a)The number of common shares issued related to performance shares may range from zero to 200 percent of the number of shares shown in the table above based on our achievement of performance goals for total shareholder return relative to a selected peer group of companies.
The total fair value of the performance shares outstanding at September 30, 2015 for the shares expected to vest in the future was $12.9 million. There were no performance shares vested during the years ended September 30, 2015 and 2013. The total intrinsic value of performance shares vested during the year ended September 30, 2014 was $2.2 million.
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

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Fair Value Assumptions
Years Ended September 30,	2015	2014	2013
Expected stock-price volatility	18.30%	19.10%	19.40%
Dividend yield	4.18%	3.93%	3.98%
Weighted average grant-date fair value	$44.44	$42.88	$39.73
Expected stock-price volatility is based on the daily historical volatility of our common shares for the past three fiscal years. The dividend yield represents our annualized dividend yield on the closing market price of our common stock at the date of the grant.
Performance Units
Our performance units are liability awards as they settle in cash; therefore, we measure and record compensation expense for these awards based on their fair value at the end of each period until their vesting date. Consequently, fluctuations in earnings may result that do not occur under the accounting requirements for our performance shares.

The following table summarizes information regarding performance unit activity during the fiscal year ended September 30, 2015.

Performance Unit Activity
Year Ended September 30, 2015
Number of Units
Non-vested and outstanding, beginning of year	12,268,921
Granted	4,785,921
Vested	—
Cancelled/forfeited	(4,369,209)
Non-vested and outstanding, end of year	12,685,633
The total fair value of performance units outstanding at September 30, 2015 for the units expected to vest in the future was $20.3 million. As of September 30, 2015, 2014 and 2013, we recorded a current and deferred liability of $13.3 million, $2.4 million and $4.9 million, respectively, related to our performance units. The current liability was recorded in "Accounts payable and other accrued liabilities—other" in the amounts of $6.4 million and $2.0 million at September 30, 2015 and 2013, respectively. There was no current liability recorded in "Accounts payable and other accrued liabilities—other" at September 30, 2014. The deferred liability was recorded in “Deferred Credits—other” in the amounts of $6.9 million, $2.4 million, and $2.9 million at September 30, 2015, 2014 and 2013, respectively. During the fiscal years ended September 30, 2015 and 2013, we did not make any cash payments to settle performance unit awards. During the fiscal year ended September 30, 2014, we paid $2.0 million in cash to settle performance unit awards.
We estimated the fair value of performance units using a Monte Carlo simulation model. The following table provides the year-end assumptions used to value our performance units:

Fair Value Assumptions
	September 30, 2015
	10/1/2014 Grant	10/1/2013 Grant
Expected stock-price volatility	20.20%	20.80%
Expected stock-price volatility is based on the daily historical volatility of our common shares for a period equal to the remaining term of the performance units.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Stock Options

All remaining 5,318 stock options were exercised during fiscal year 2015; therefore, no remaining stock options were outstanding at September 30, 2015. We received $0.2 million and $0.7 million from the exercise of stock options during the years ended September 30, 2015 and 2014. There were no stock options exercised during the year ended September 30, 2013 and no related tax benefits realized. The related tax benefits realized for the fiscal years ended September 30, 2015 and 2014 were minimal and $0.1 million, respectively.
STOCK GRANTS TO DIRECTORS
Non-employee directors receive a portion of their annual retainer fee in the form of common stock through the Directors’ Stock Compensation Plan. Up to 270,000 shares of common stock may be awarded under the plan. Shares granted to directors were approximately 15,100, 17,000 and 16,600 for the fiscal years ended September 30, 2015, 2014 and 2013, respectively. For those years, the weighted average fair value of the stock on the grant dates was $54.05, $40.06, and $40.46, respectively. Shares awarded to the participants; (i) vest immediately and cannot be forfeited; (ii) may be sold or transferred and (iii) have voting and dividend rights. For the year ended September 30, 2015, WGL recognized stock-based compensation expense related to stock grants of $0.8 million, net of related income tax benefits of $0.3 million. For each of the years ended September 30, 2014 and 2013, WGL recognized stock-based compensation expense related to stock grants of $0.7 million, net of related income tax benefits of $0.3 million.
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
Washington Gas has identified up to ten sites where it or its predecessors may have operated MGPs. Washington Gas last used any such plant in 1984. In connection with these operations, we are aware that coal tar and certain other by-products of the gas manufacturing process are present at or near some former sites, and may be present at others. Based on the information available to us, we have concluded that none of the sites are likely to present an unacceptable risk to human health or the environment, and either the appropriate remediation is being undertaken or Washington Gas believes no remediation is necessary.
At September 30, 2015 and 2014, Washington Gas reported a liability of $6.6 million and $8.5 million, respectively, on an undiscounted basis related to future environmental response costs, which included the estimated costs for four MGP sites. These estimates principally include the minimum liabilities associated with a range of environmental response costs expected to be incurred at the sites identified. At September 30, 2015 and 2014, Washington Gas estimated the maximum liability

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

associated with all of its sites to be approximately $17.2 million and $19.3 million, respectively. The estimates were determined by Washington Gas’ environmental experts, based on experience in remediating MGP sites and advice from legal counsel and environmental consultants. The variation between the recorded and estimated maximum liability primarily results from differences in the number of years that will be required to perform environmental response processes at each site and the extent of remediation that may be required.
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
At September 30, 2015 and 2014, Washington Gas reported a regulatory asset of $1.8 million and $0.6 million, respectively, for the portion of environmental response costs that are expected to be recoverable in future rates.
We do not expect that the ultimate impact of these matters will have a material effect on our financial position, cash flows, capital expenditures, earnings or competitive position.
NOTE 13. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES
Minimum future rental payments under operating leases over the next five years and thereafter are as follows:

Minimum Payments Under Operating Leases
(In millions)
2016	$6.4
2017	5.8
2018	5.9
2019	2.7
2020	2.8
Thereafter	23.1
Total	$46.7
Rent expense totaled $6.0 million, $5.5 million and $5.6 million in fiscal years ended September 30, 2015, 2014 and 2013, respectively.
REGULATED UTILITY OPERATIONS
Natural Gas Contracts—Minimum Commitments
At September 30, 2015, Washington Gas had service agreements with four pipeline companies that provide direct service for firm transportation and/or storage services. These agreements, which have expiration dates ranging from fiscal years 2016 to 2034, require Washington Gas to pay fixed charges each month. Additionally, Washington Gas had agreements for other pipeline and peaking services with expiration dates ranging from 2016 to 2028. These agreements were entered into based on current estimates of growth of the Washington Gas system, together with other factors, such as current expectations of the timing and extent of unbundling initiatives in the Washington Gas service territory.
The following table summarizes the minimum contractual payments that Washington Gas will make under its pipeline transportation, storage and peaking contracts, as well as minimum contractual payments to purchase natural gas at prices based on market conditions during the next five fiscal years and thereafter.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Washington Gas Contract Minimums
(In millions)	Pipeline Contracts(a)	Gas Purchase Commitments(b)
2016	$208.8	$340.6
2017	200.8	413.8
2018	199.1	403.4
2019	211.1	396.6
2020	199.7	413.6
Thereafter	1,191.7	4,819.0
Total	$2,211.2	$6,787.0
(a) Represents minimum payments for natural gas transportation, storage and peaking contracts that have expiration dates through fiscal year 2034.
(b) Includes known and reasonably likely commitments to purchase natural gas. Cost estimates are based on forward market prices at September 30, 2015.

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

To the extent these commitments are to serve its customers, Washington Gas has rate provisions in each of its jurisdictions that would allow it to continue to recover these commitments in rates. Washington Gas also actively manages its supply portfolio to ensure its sales and supply obligations remain balanced. This reduces the likelihood that the contracted supply commitments would exceed supply obligations. However, to the extent Washington Gas were to determine that changes in regulation would cause it to discontinue recovery of these costs in rates, Washington Gas would be required to charge these costs to expense without any corresponding revenue recovery. If this occurred, depending upon the timing of the occurrence, the related impact on our financial position, results of operations and cash flows would likely be significant.
Regulatory Contingencies
Certain legal and administrative proceedings incidental to our business, including regulatory contingencies, involve WGL and/or its subsidiaries. In our opinion, we have recorded an adequate provision for probable losses or refunds to customers for regulatory contingencies related to these proceedings.

NON-UTILITY OPERATIONS
WGEServices enters into contracts to purchase natural gas and electricity designed to match the duration of its sales commitments, and to effectively lock in a margin on estimated sales over the terms of existing sales contracts. WGL Midstream enters into contracts to acquire, invest in, manage and optimize natural gas storage and transportation assets. Gas purchase commitments increased during fiscal year 2015 due to purchase commitments related to investment pipeline infrastructure and long-term sales agreements.
The following table summarizes the minimum commitments and contractual obligations of WGL Energy Services and WGL Midstream for the next five fiscal years and thereafter.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Contract Minimums
	WGL Energy Services			WGL Midstream
(In millions)	Gas Purchase Commitments(a)	Pipeline Contracts(b)	Electric Purchase Commitments(c)	Gas Purchase Commitments(d)	Pipeline Contracts(b)	Total
2016	$156.4	$3.2	$477.4	$252.9	$20.4	$910.3
2017	67.8	2.0	215.8	348.6	18.4	652.6
2018	9.7	1.4	56.3	1,082.6	15.9	1,165.9
2019	0.5	0.8	6.2	1,650.9	60.9	1,719.3
2020	—	0.5	1.1	1,866.4	65.0	1,933.0
Thereafter	—	1.2	—	32,117.1	1,031.7	33,150.0
Total	$234.4	$9.1	$756.8	$37,318.5	$1,212.3	$39,531.1
(a) Represents fixed price commitments with city gate equivalent deliveries.
(b) Represents minimum payments for natural gas transportation and storage contracts that have expiration dates through fiscal year 2044.
(c) Represents electric purchase commitments that are based on existing fixed price and fixed volume contracts. Includes $15.7 million of commitments related to renewable energy credits.
(d) Includes known and reasonably likely commitments to purchase natural gas. Cost estimates are based on forward market prices as of September 30, 2015. Certain of our gas purchase agreements have optionality, which may cause increases in these commitments.

Financial Guarantees
WGL has guaranteed payments primarily for certain commitments on behalf of Washington Gas, WGL Energy Services, WGL Energy Systems and WGL Midstream. At September 30, 2015, these guarantees totaled $30.7 million, $230.1 million, $8.5 million and $318.3 million for Washington Gas, WGL Energy Services, WGL Energy Systems and WGL Midstream, respectively. At September 30, 2015, WGL also had guarantees on behalf of other subsidiaries totaling $2.0 million. The amount of such guarantees is periodically adjusted to reflect changes in the level of WGL's financial exposure related to these commitments. For all of our financial guarantees, WGL may cancel any or all future obligations upon written notice to the counterparty, but WGL would continue to be responsible for the obligations created under the guarantees prior to the effective date of the cancellation. WGL has also guaranteed payments for certain of our external partners. At September 30, 2015, these guarantees totaled $8.1 million and the fair value of these guarantees was insignificant.
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
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Regulatory sharing mechanisms allow the profit from these transactions to be shared between Washington Gas' shareholders and customers; therefore, any changes in fair value are recorded through earnings, or as regulatory assets or liabilities to the extent that gains and losses associated with these derivative instruments will be included in the rates charged to customers when they are realized. Valuation changes for the portion of net profits to be retained for shareholders may cause significant period-to-period volatility in earnings from unrealized gains and losses. This volatility does not change the locked-in operating margins that Washington Gas expects to ultimately realize from these transactions through the use of its storage and transportation capacity resources.
All physically and financially settled contracts under our asset optimization program are reported on a net basis in the statements of income in “Utility cost of gas.” Total net margins recorded to “Utility cost of gas” after sharing and management fees associated with all asset optimization transactions for the fiscal year ended September 30, 2015 was a net gain of $27.9 million including an unrealized loss of $6.3 million. During the fiscal year ended September 30, 2014 we recorded a net loss of $35.4 million including an unrealized loss of $66.2 million. During the fiscal year ended September 30, 2013 we recorded a net loss of $33.2 million including an unrealized loss of $45.4 million.
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
Managing Interest-Rate Risk. WGL utilizes derivative instruments that are designed to minimize the risk of interest-rate volatility associated with future debt issuances. WGL elected cash flow hedge accounting for its interest rate derivative instruments, which settled with the issuance of the related debt issuance in the first quarter of 2015. The effective portion of the gains and losses on the hedge were recorded within other comprehensive income and are being amortized over the life of the debt (through 2044). The amortization is minimal for fiscal 2015.

In August 2015, WGL entered into two forward starting interest rate swap agreements, with a total notional amount of $125.0 million, and designated them as cash flow hedges in accordance with ASC 815. These derivatives hedge the variability in future interest payments due to changes in interest rates prior to WGL's expected issuance of 30-year debt in January 2018. The effective portion of changes in the fair value of qualified derivatives designated as cash flow hedges is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged forecasted transactions affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings with interest expense.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Consolidated Operations
Reflected in the tables below is information for WGL as well as Washington Gas. The information for WGL includes derivative instruments for both utility and non-utility operations.

At September 30, 2015 and 2014, respectively, the absolute notional amounts of our derivatives are as follows:

Absolute Notional Amounts
of Open Positions on Derivative Instruments
Derivative transactions	WGL Holdings	Washington Gas
September 30, 2015	Notional Amounts
Natural Gas (In millions of therms)
Asset Optimization	20,829.2	13,316.7
Retail sales	52.2	—
Other risk-management activities	1,811.7	1,381.8
Electricity (In millions of kWhs)
Retail sales	4,292.7	—
Other risk-management activities	19,965.7	—
Interest Rate Swaps (In millions of dollars)	$125.0	$—
September 30, 2014
Natural Gas (In millions of therms)
Asset Optimization	20,593.3	13,740.9
Retail sales	44.7	—
Other risk-management activities	1,641.3	1,398.2
Electricity (In millions of kWhs)
Retail sales	3,831.4	—
Other risk-management activities	16,734.1	—
Warrants (In millions of shares)	4.6	—
Interest Rate Swaps (In millions of dollars)	$150.0	$—

The following tables present the balance sheet classification for all derivative instruments as of September 30, 2015 and 2014.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

WGL Holdings, Inc. Balance Sheet Classification of Derivative Instruments
(In millions)	Derivative Instruments Not Designated as Hedging Instruments		Derivative Instruments Designated as Hedging Instruments
As of September 30, 2015	Gross Derivative Assets	Gross Derivative Liabilities	Gross Derivative Assets	Gross Derivative Liabilities	Netting of Collateral	Total(a)
Current Assets—Derivatives	$29.7	$(6.8)	$—	$—	$—	$22.9
Deferred Charges and Other Assets—Derivatives	32.3	(0.2)	—	—	—	32.1
Current Liabilities—Derivatives	9.8	(76.2)	—	—	2.9	(63.5)
Deferred Credits—Derivatives	2.7	(328.9)	—	(3.4)	7.3	(322.3)
Total	$74.5	$(412.1)	$—	$(3.4)	$10.2	$(330.8)
As of September 30, 2014
Current Assets—Derivatives	$20.8	$(2.5)	$—	$—	$—	$18.3
Deferred Charges and Other Assets—Derivatives	18.7	—	—	—	—	18.7
Current Liabilities—Derivatives	15.4	(70.3)	—	(1.7)	8.0	(48.6)
Deferred Credits—Derivatives	17.7	(316.4)	—	—	4.0	(294.7)
Total	$72.6	$(389.2)	$—	$(1.7)	$12.0	$(306.3)

Washington Gas Light Company Balance Sheet Classification of Derivative Instruments(b)
(In millions)
As of September 30, 2015	Gross Derivative Assets	Gross Derivative Liabilities	Netting of Collateral	Total(a)
Current Assets—Derivatives	$5.2	$(0.6)	$—	$4.6
Deferred Charges and Other Assets—Derivatives	13.3	(0.1)	—	13.2
Current Liabilities—Derivatives	1.9	(35.8)	—	(33.9)
Deferred Credits—Derivatives	—	(269.7)	—	(269.7)
Total	$20.4	$(306.2)	$—	$(285.8)
As of September 30, 2014
Current Assets—Derivatives	$3.9	$—	$—	$3.9
Deferred Charges and Other Assets—Derivatives	9.5	—	—	9.5
Current Liabilities—Derivatives	8.6	(43.2)	0.7	(33.9)
Deferred Credits—Derivatives	4.2	(265.2)	0.2	(260.8)
Total	$26.2	$(308.4)	$0.9	$(281.3)
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
(b) Washington Gas did not have any derivative instruments outstanding that were designated as hedging instruments at September 30, 2015 or 2014.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

The following tables present all gains and losses associated with derivative instruments for the years ended September 30, 2015, 2014 and 2013.

Gains and Losses on Derivative Instruments
(In millions)	WGL Holdings, Inc.			Washington Gas
Fiscal Year Ended September 30,	2015	2014	2013	2015	2014	2013
Recorded to income
Operating revenues—non-utility	$71.3	$(47.9)	$(9.9)	$—	$—	$—
Utility cost of gas	(14.5)	(87.3)	(45.9)	(14.5)	(87.3)	(45.9)
Non-utility cost of energy-related sales	(43.7)	36.2	(2.4)	—	—	—
Other income-net	—	(1.1)	0.2	—	—	—
Interest expense(a)	(0.6)	(0.2)	—	—	—	—
Recorded to regulatory assets
Gas costs	(18.4)	(143.3)	(115.1)	(18.4)	(143.3)	(115.1)
Other	—	0.2	—	—	0.2	—
Recorded to other comprehensive income(b)	(11.3)	(1.5)	—	—	—	—
Total	$(17.2)	$(244.9)	$(173.1)	$(32.9)	$(230.4)	$(161.0)
(a) Fiscal year 2015 represents $(0.4) million of net ineffectiveness for our cash flow hedges and $(0.2) million of amortization of amounts previously recorded to Accumulated Other Comprehensive Income. Fiscal year 2014 amounts represent hedge ineffectiveness.
(b) Fiscal year 2015 represents the effective portion of our cash flow hedges of $(11.5) million less $(0.2) million of amortization that was reclassified to interest expense. Fiscal year 2014 amounts represent hedge effectiveness.
Collateral
WGL utilizes standardized master netting agreements, which facilitate the netting of cash flows into a single net exposure for a given counterparty. As part of these master netting agreements, cash, letters of credit and parental guarantees may be required to be posted or obtained from counterparties in order to mitigate credit risk related to both derivatives and non-derivative positions. Under WGL’s offsetting policy, collateral balances are offset against the related counterparties’ derivative positions to the extent the application would not result in the over-collateralization of those derivative positions on the balance sheet. At September 30, 2015, Washington Gas, WGL Energy Services and WGL Midstream posted $3.5 million, $12.4 million and $3.5 million, respectively, of collateral deposits with counterparties that were not offset against open and settled derivative contracts. At September 30, 2014, Washington Gas, WGL Energy Services and WGL Midstream posted $8.2 million, $5.7 million and $11.4 million, respectively, of collateral deposits with counterparties that were not offset against open and settled derivative contracts. At September 30, 2015, Washington Gas and WGL Midstream held $3.8 million and $0.4 million, respectively of cash collateral representing an obligation to counterparties that was not offset against open and settled derivative contracts. At September 30, 2014, Washington Gas held $2.5 million of cash collateral representing an obligation to counterparties that was not offset against open and settled derivative contracts. Any collateral posted that is not offset against open and settled derivative contracts is included in “Other prepayments” in the accompanying balance sheets. Collateral received and not offset against open and settled derivative contracts is included in “Customer deposits and advance payments” in the accompanying balance sheets.
Certain derivative instruments of Washington Gas, WGL Energy Services and WGL Midstream contain contract provisions that require collateral to be posted if the credit rating of Washington Gas or WGL falls below certain levels or if counterparty exposure to WGL Energy Services or WGL Midstream exceeds a certain level. Due to counterparty exposure levels, at September 30, 2015, WGL Energy Services posted $10.3 million of collateral related to its derivative liabilities that contained credit-related contingent features. At September 30, 2014, WGL Energy Services posted $5.3 million of collateral related to these aforementioned derivative liabilities. Washington Gas and WGL Midstream were not required to post any collateral related to their respective derivative liabilities that contained credit-related contingent features at September 30, 2015 or 2014. The following table shows the aggregate fair value of all derivative instruments with credit-related contingent features that are in a liability position, as well as the maximum amount of collateral that would be required if the most intrusive credit-risk-related contingent features underlying these agreements were triggered on September 30, 2015 and 2014, respectively.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Potential Collateral Requirements for Derivative Liabilities with Credit-Risk-Contingent Features
(In millions)	WGL Holdings, Inc.	Washington Gas
September 30, 2015
Derivative liabilities with credit-risk-contingent features	$61.7	$18.9
Maximum potential collateral requirements	54.6	18.8
September 30, 2014
Derivative liabilities with credit-risk-contingent features	$28.8	$20.6
Maximum potential collateral requirements	16.5	16.1
Washington Gas, WGL Energy Services and WGL Midstream do not enter into derivative contracts for speculative purposes.
Concentration of Credit Risk
We are exposed to credit risk from derivative instruments with wholesale counterparties, which is represented by the fair value of these instruments at the reporting date. We actively monitor and work to minimize counterparty concentration risk through various practices. At September 30, 2015, one counterparty represented over 10% of Washington Gas’ credit exposure to wholesale derivative counterparties for a total credit risk of $17.5 million; one counterparty represented over 10% of WGL Energy Services’ credit exposure to wholesale derivative counterparties for a total credit risk of $0.7 million; and two counterparties each represented over 10% of WGL Midstream’s credit exposure to wholesale counterparties for a total credit risk of $17.4 million.
WEATHER-RELATED INSTRUMENTS
Washington Gas did not use any weather-related instruments during the years ended September 30, 2015 and 2014. During the fiscal year ended September 30, 2013, Washington Gas used HDD weather–related instruments to manage its financial exposure to variations from normal weather in the District of Columbia. Under these contracts, Washington Gas purchased protection against net revenue shortfalls due to warmer-than-normal weather and sold to its counterparty the right to receive the benefit when weather is colder than normal. Washington Gas elected to value all weather-related instruments at fair value.
Gains and losses associated with Washington Gas’ weather-related instruments are recorded to “Operation and maintenance” expense. During the year ended September 30, 2013, Washington Gas recorded a pre-tax net gain of $0.8 million related to weather derivatives.
WGL Energy Services utilizes weather-related instruments for managing the financial effects of weather risks. These instruments cover a portion of WGL Energy Services’ estimated revenue or energy-related cost exposure to variations in heating or cooling degree days. These contracts provide for payment to WGL Energy Services of a fixed-dollar amount for every degree day over or under specific levels during the calculation period depending upon the type of contract executed. During the years ended September 30, 2015, 2014 and 2013, WGL Energy Services recorded pre-tax gains of $0.6 million and $3.4 million and a pre-tax loss of $0.8 million, respectively, related to these instruments.
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
Level 1.  Level 1 of the fair value hierarchy consists of assets or liabilities that are valued using observable inputs based upon unadjusted quoted prices in active markets for identical assets or liabilities at the reporting date. WGL did not have any Level 1 derivatives at September 30, 2015 and 2014.
Level 2.  Level 2 of the fair value hierarchy consists of assets or liabilities that are valued using directly or indirectly observable inputs either corroborated with market data or based on exchange traded market data. Level 2 includes fair values based on industry-standard valuation techniques that consider various assumptions: (i) quoted forward prices, including the use of mid-market pricing within a bid/ask spread; (ii) discount rates; (iii) implied volatility and (iv) other economic factors. Substantially all of these assumptions are observable throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the relevant market. At September 30, 2015 and 2014, Level 2 financial assets and liabilities included energy-related derivatives such as financial contracts, options and physical forward contracts for deliveries at active market locations, as well as our interest rate hedges.
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
At September 30, 2015 and 2014, Level 3 derivative assets and liabilities included: (i) physical contracts valued at illiquid market locations with no observable market data; (ii) long-dated positions where observable pricing is not available over the life of the contract; (iii) contracts valued using historical spot price volatility assumptions and (iv) valuations using indicative broker quotes for inactive market locations.

The following tables set forth financial instruments recorded at fair value as of September 30, 2015 and 2014, respectively. A financial instrument’s classification within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

WGL Holdings, Inc. Fair Value Measurements Under the Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Total
At September 30, 2015
Assets
Natural gas related derivatives	$—	$22.7	$28.5	$51.2
Electricity related derivatives	—	2.0	21.3	23.3
Total Assets	$—	$24.7	$49.8	$74.5
Liabilities
Natural gas related derivatives	$—	$(33.9)	$(338.2)	$(372.1)
Electricity related derivatives	—	(2.7)	(37.3)	(40.0)
Interest rate derivatives	—	(3.4)	—	(3.4)
Total Liabilities	$—	$(40.0)	$(375.5)	$(415.5)
At September 30, 2014
Assets
Natural gas related derivatives	$—	$22.7	$33.7	$56.4
Electricity related derivatives	—	0.3	15.9	16.2
Total Assets	$—	$23.0	$49.6	$72.6
Liabilities
Natural gas related derivatives	$—	$(39.8)	$(328.4)	$(368.2)
Electricity related derivatives	—	(0.1)	(20.9)	(21.0)
Interest rate derivatives	—	(1.7)	—	(1.7)
Total Liabilities	$—	$(41.6)	$(349.3)	$(390.9)

Washington Gas Light Company Fair Value Measurements Under the Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Total
At September 30, 2015
Assets
Natural gas related derivatives	$—	$6.9	$13.5	$20.4
Total Assets	$—	$6.9	$13.5	$20.4
Liabilities
Natural gas related derivatives	$—	$(11.6)	$(294.6)	$(306.2)
Total Liabilities	$—	$(11.6)	$(294.6)	$(306.2)
At September 30, 2014
Assets
Natural gas related derivatives	$—	$13.5	$12.7	$26.2
Total Assets	$—	$13.5	$12.7	$26.2
Liabilities
Natural gas related derivatives	$—	$(25.1)	$(283.3)	$(308.4)
Total Liabilities	$—	$(25.1)	$(283.3)	$(308.4)
The following table includes quantitative information about the significant unobservable inputs used in the fair value measurement of our Level 3 financial instruments and the respective fair values of the net derivative asset and liability positions, by contract type, as of September 30, 2015 and 2014.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Quantitative Information about Level 3 Fair Value Measurements
(In millions)	Net Fair Value September 30, 2015	Valuation Techniques	Unobservable Inputs	Range

WGL Holdings, Inc.
Natural gas related derivatives	$(309.7)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($1.441) - $3.580
		Option Model	Natural Gas Basis Price (per dekatherm)	($1.283) - $2.950
			Annualized Volatility of Spot Market Natural Gas	22.5% - 867.0%
Electricity related derivatives	$(16.0)	Discounted Cash Flow	Electricity Congestion Price (per megawatt hour)	($5.75) - $73.35

Washington Gas Light Company
Natural gas related derivatives	$(281.1)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($1.441) - $3.500

	Net Fair Value September 30, 2014

WGL Holdings, Inc.
Natural gas related derivatives	$(294.7)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($2.101) - $6.154
		Option Model	Natural Gas Basis Price (per dekatherm)	($1.675) - $6.154
			Annualized Volatility of Spot Market Natural Gas	30.9% - 589.6%
Electricity related derivatives	$(5.0)	Discounted Cash Flow	Electricity Congestion Price (per megawatt hour)	($2.85) - $90.95

Washington Gas Light Company
Natural gas related derivatives	$(270.6)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($2.101) - $6.154
The following tables are a summary of the changes in the fair value of our derivative instruments that are measured at net fair value on a recurring basis in accordance with ASC Topic 820 using significant Level 3 inputs during the years ended September 30, 2015 and 2014, respectively.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

WGL Holdings, Inc. Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Warrants	Total
Fiscal Year Ended September 30, 2015
Balance at October 1, 2014	$(294.7)	$(5.0)	$—	$(299.7)
Realized and unrealized gains (losses)
Recorded to income	(30.7)	(32.3)	—	(63.0)
Recorded to regulatory assets—gas costs	(30.9)	—	—	(30.9)
Transfers into Level 3	5.4	—	—	5.4
Transfers out of Level 3	3.6	—	—	3.6
Purchases	—	10.5	—	10.5
Settlements	37.6	10.8	—	48.4
Balance at September 30, 2015	$(309.7)	$(16.0)	$—	$(325.7)
Fiscal Year Ended September 30, 2014
Balance at October 1, 2013	$(155.2)	$2.4	$1.1	$(151.7)
Realized and unrealized gains (losses)
Recorded to income	(72.6)	(5.7)	(1.1)	(79.4)
Recorded to regulatory assets—gas costs	(113.6)	—	—	(113.6)
Transfers out of Level 3	1.7	—	—	1.7
Purchases	—	5.2	—	5.2
Settlements	45.0	(6.9)	—	38.1
Balance at September 30, 2014	$(294.7)	$(5.0)	$—	$(299.7)

Washington Gas Light Company Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
(In millions)	Natural Gas Related Derivatives
Fiscal Year Ended September 30, 2015
Balance at October 1, 2014	$(270.6)
Realized and unrealized gains (losses)
Recorded to income	(25.0)
Recorded to regulatory assets—gas costs	(30.9)
Transfers into Level 3	5.4
Transfers out of Level 3	2.5
Settlements	37.5
Balance at September 30, 2015	$(281.1)
Fiscal Year Ended September 30, 2014
Balance at October 1, 2013	$(133.6)
Realized and unrealized gains (losses)
Recorded to income	(69.4)
Recorded to regulatory assets—gas costs	(113.6)
Transfers out of Level 3	1.7
Settlements	44.3
Balance at September 30, 2014	$(270.6)

Transfers between different levels of the fair value hierarchy may occur based on the level of observable inputs used to value the instruments from period to period. It is our policy to show both transfers into and out of the different levels of the fair value hierarchy at the fair value as of the beginning of the reporting period. Transfers out of Level 3 during the fiscal year ended September 30, 2015 and 2014 were due to an increase in valuations using observable market inputs. Transfers into Level 3 during the fiscal year ended September 30, 2015 were due to an increase in unobservable market inputs used in valuations.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

The table below sets forth the line items on the statements of income to which amounts are recorded for the fiscal years ended September 30, 2015, 2014 and 2013, related to fair value measurements using significant level 3 inputs.

WGL Holdings, Inc. Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Fiscal Year Ended September 30, 2015
Operating revenues—non-utility	$(5.7)	$19.9	$—	$—	$14.2
Utility cost of gas	(25.0)	—	—	—	(25.0)
Non-utility cost of energy-related sales	—	(52.2)	—	—	(52.2)
Total	$(30.7)	$(32.3)	$—	$—	$(63.0)
Fiscal Year Ended September 30, 2014
Operating revenues—non-utility	$(2.3)	$(22.1)	$—	$—	$(24.4)
Utility cost of gas	(69.4)	—	—	—	(69.4)
Other income-net	—	—	—	(1.1)	(1.1)
Non-utility cost of energy-related sales	(0.9)	16.4	—	—	15.5
Total	$(72.6)	$(5.7)	$—	$(1.1)	$(79.4)
Fiscal Year Ended September 30, 2013
Operating revenues—non-utility	$(27.0)	$(9.1)	$—	$—	$(36.1)
Utility cost of gas	(45.8)	—	—	—	(45.8)
Other income-net	—	—	—	0.2	0.2
Non-utility cost of energy-related sales	0.4	(14.7)	—	—	(14.3)
Operation and maintenance expense	—	—	1.2	—	1.2
Total	$(72.4)	$(23.8)	$1.2	$0.2	$(94.8)

Washington Gas Light Company Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
(In millions)	Natural Gas Related Derivatives	Weather Related Instruments	Total
Fiscal Year Ended September 30, 2015
Utility cost of gas	$(25.0)	$—	$(25.0)
Total	$(25.0)	$—	$(25.0)
Fiscal Year Ended September 30, 2014
Utility cost of gas	$(69.4)	$—	$(69.4)
Total	$(69.4)	$—	$(69.4)
Fiscal Year Ended September 30, 2013
Utility cost of gas	$(45.9)	$—	$(45.9)
Operation and maintenance expense	—	1.2	1.2
Total	$(45.9)	$1.2	$(44.7)
Unrealized gains (losses) for the fiscal years ended September 30, 2015, 2014 and 2013, attributable to derivative assets and liabilities measured using significant Level 3 inputs were recorded as follows, respectively:

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

WGL Holdings, Inc. Unrealized Gains (Losses) Recorded for Level 3 Measurements
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Warrants	Total
Fiscal Year Ended September 30, 2015
Recorded to income
Operating revenues—non-utility	$(2.2)	$25.1	$—	$22.9
Utility cost of gas	(15.8)	—	—	(15.8)
Non-utility cost of energy-related sales	(1.7)	(41.7)	—	(43.4)
Recorded to regulatory assets—gas costs	(20.9)	—	—	(20.9)
Total	$(40.6)	$(16.6)	$—	$(57.2)
Fiscal Year Ended September 30, 2014
Recorded to income
Operating revenues—non-utility	$(5.0)	$(33.8)	$—	$(38.8)
Utility cost of gas	(60.6)	—	—	(60.6)
Non-utility cost of energy-related sales	3.7	30.0	—	33.7
Other income-net	—	—	(1.1)	(1.1)
Recorded to regulatory assets—gas costs	(109.9)	—	—	(109.9)
Total	$(171.8)	$(3.8)	$(1.1)	$(176.7)
Fiscal Year Ended September 30, 2013
Recorded to income
Operating revenues—non-utility	$(25.3)	$6.6	$—	$(18.7)
Utility cost of gas	(44.3)	—	—	(44.3)
Non-utility cost of energy-related sales	0.2	(1.1)	—	(0.9)
Other income-net	—	—	0.2	0.2
Recorded to regulatory assets—gas costs	(111.6)	—	—	(111.6)
Total	$(181.0)	$5.5	$0.2	$(175.3)

Washington Gas Light Company Unrealized Gains (Losses) Recorded for Level 3 Measurements
(In millions)	Natural Gas Related Derivatives
Fiscal Year Ended September 30, 2015
Recorded to income - utility cost of gas	$(15.8)
Recorded to regulatory assets—gas costs	(20.9)
Total	$(36.7)
Fiscal Year Ended September 30, 2014
Recorded to income - utility cost of gas	$(60.6)
Recorded to regulatory assets—gas costs	(109.9)
Total	$(170.5)
Fiscal Year Ended September 30, 2013
Recorded to income - utility cost of gas	$(44.3)
Recorded to regulatory assets—gas costs	(111.6)
Total	$(155.9)
The following table presents the carrying amounts and estimated fair values of our financial instruments at September 30, 2015 and 2014.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

WGL Holdings, Inc. Fair Value of Financial Instruments
	September 30, 2015		September 30, 2014
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Money market funds(a)	$11.0	$11.0	$9.7	$9.7
Other short-term investments(a)	$0.4	$0.4	$—	$—
Commercial paper (b)	$332.0	$332.0	$453.5	$453.5
Long-term debt(c)	$944.2	$1,057.9	$679.2	$809.3

Washington Gas Light Company Fair Value of Financial Instruments
	September 30, 2015		September 30, 2014
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Money market funds(a)	$4.3	$4.3	$4.3	$4.3
Other short-term investments(a)	$0.4	$0.4	$—	$—
Commercial paper (b)	$89.0	$89.0	$89.0	$89.0
Long-term debt(c)	$695.9	$811.9	$679.2	$809.3
(a) Balance located in cash and cash equivalents in the accompanying balance sheets. These amounts may be offset by outstanding checks.
(b) Balance is located in notes payable in the accompanying balance sheets.
(c)Less current maturities and unamortized discounts.
Our money market funds are Level 1 valuations and their carrying amount approximates fair value. Other short-term investments are primarily overnight investment accounts; therefore, their carrying amount approximates fair value based on Level 2 inputs. The maturity of our commercial paper outstanding at both September 30, 2015 and 2014 is under 30 days. Due to the short term nature of these notes, the carrying cost of our commercial paper approximates fair value using Level 2 inputs. Neither WGL’s nor Washington Gas’ long-term debt is actively traded. The fair value of long-term debt was estimated based on the quoted market prices of the U.S. Treasury issues having a similar term to maturity, adjusted for the credit quality of the debt issuer, WGL or Washington Gas. Our long-term debt fair value measurement is classified as Level 3.
Non Recurring Basis
During the fiscal year ended September 30, 2015, Washington Gas Resources recorded an impairment charge on its investment in ASDHI to its fair value using the income approach. The amount of the impairment was equivalent to the amount of the carrying value of $5.6 million and was due to management’s assumption of the current valuation and expected return from the investment. The fair value of this investment was a Level 3 measurement.
During the fiscal year ended September 30, 2014, Washington Gas recorded an impairment of its previous operations center by reducing the carrying amount of $22.3 million down to its fair value of $21.5 million, resulting in an impairment charge of $0.8 million based on the progress made towards selling the facility. During the fiscal year ended September 30, 2013, Washington Gas recorded an impairment of this facility by reducing the carrying amount of $24.9 million down to its fair value of $22.3 million, resulting in an impairment charge of $2.6 million based on the progress made towards selling the facility. The fair value of this investment is a Level 3 measurement.
During the fiscal year ended September 30, 2014, the SCC of VA disallowed full recovery of carrying costs related to an abandoned LNG storage facility. As a result, Washington Gas recorded an impairment charge of $1.9 million. During the fiscal year ended September 30, 2013, Washington Gas recorded an impairment charge of $0.5 million to the abandoned LNG storage facility. The fair value of this investment was a Level 3 measurement.
NOTE 16. OPERATING SEGMENT REPORTING

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

Administrative and business development activity costs associated with WGL and Washington Gas Resources and activities and transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our four operating segments, are aggregated as “Other Activities” in the Operating Segment Financial Information presented below.
The following tables present operating segment information for the fiscal years ended September 30, 2015, 2014 and 2013. Prior period amounts are presented based on the change in measure.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Operating Segment Financial Information
(In thousands)	Operating Revenues(a)	Depreciation and Amortization	Equity in Earnings of Unconsolidated Affiliates	EBIT	Total Assets	Capital Expenditures	Equity Method Investments
Fiscal Year Ended September 30, 2015
Regulated utility	$1,328,191	$110,416	$—	$223,977	$4,253,552	$327,429	$—
Retail energy-marketing	1,306,758	671	—	46,629	470,251	28	—
Commercial energy systems	51,813	10,733	2,095	9,688	691,629	136,749	63,521
Midstream energy services	3,191	129	2,623	(2,720)	237,839	85	73,363
Other activities	—	—	750	(9,667)	199,060	—	—
Eliminations(b)	(30,123)	(57)	—	(1,013)	(558,130)	—	—
Total consolidated	$2,659,830	$121,892	$5,468	$266,894	$5,294,201	$464,291	$136,884
Fiscal Year Ended September 30, 2014
Regulated utility	$1,443,800	$104,064	$—	$184,668	$3,979,522	$286,323	$—
Retail energy-marketing	1,310,279	756	1	14,015	389,700	76	—
Commercial energy systems	40,679	6,178	1,953	6,863	521,570	108,363	66,810
Midstream energy services	16,555	124	771	8,412	211,824	—	28,076
Other activities	—	—	469	(11,539)	369,816	—	16
Eliminations(b)	(30,366)	(350)	—	(167)	(615,933)	—	—
Total consolidated	$2,780,947	$110,772	$3,194	$202,252	$4,856,499	$394,762	$94,902
Fiscal Year Ended September 30, 2013
Regulated utility	$1,200,357	$100,438	$—	$153,647	$3,486,296	$227,948	$—
Retail energy-marketing	1,279,364	726	—	53,264	403,082	730	—
Commercial energy systems	35,217	2,411	1,070	3,019	318,995	83,667	54,977
Midstream energy services	(20,390)	124	312	(29,359)	231,368	—	6,507
Other activities	—	—	128	(8,669)	290,440	—	413
Eliminations(b)	(28,410)	(415)	—	(2,026)	(470,121)	—	—
Total consolidated	$2,466,138	$103,284	$1,510	$169,876	$4,260,060	$312,345	$61,897
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

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

The following table provides a reconciliation from EBIT to net income applicable to common stock.

	Fiscal Year Ended September 30,
(In thousands)	2015	2014	2013
Total consolidated EBIT	$266,894	$202,252	$169,876
Interest expense	50,511	37,738	36,011
Income before income taxes	216,383	164,514	133,865
Income tax expense	83,804	57,254	52,292
Net income	132,579	107,260	81,573
Dividends on Washington Gas Light Company preferred stock	1,320	1,320	1,320
Net income applicable to common stock	$131,259	$105,940	$80,253

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
WGL applies HLBV using a balance sheet approach. When applying HLBV, WGL determines the amount that it would receive if an equity investment entity were to liquidate all of its assets at book value (as valued in accordance with GAAP) and distribute that cash to the investors based on the contractually defined liquidation priorities. The change in WGL's claim on the investee's book value at the beginning and end of the reporting period (adjusted for contributions and distributions) is WGL’s share of the earnings or losses from the equity investment for the period.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Variable Interest Entities
WGL has a variable interest in four investments that qualify as VIEs:

•	Meade,

•	SunEdison,

•	Nextility, and

•	ASD.
WGL previously had a variable interest in a partnership partially owned by Crab Run; however, this partnership interest was sold during the fiscal year ended September 30, 2015. During the fiscal year ended September 30, 2015, WGL recognized a gain of $0.7 million, which was recorded in "Equity in earnings of unconsolidated affiliates" on WGL's statements of income, related to the sale of this interest.
WGL and its subsidiaries are not the primary beneficiary for any of the above VIEs, therefore we have not consolidated any of the VIE entities. At September 30, 2015, the nature of WGL’s involvement with these investments lacks the characteristics of a controlling financial interest. WGL either does not have control over any of the VIEs’ activities that are economically significant to the VIEs and/or WGL does not have the obligation to absorb expected losses or the right to receive expected gains that could be significant to the VIE.
Meade
In 2014, WGL through its subsidiary WGL Midstream, entered into a limited liability company agreement and formed Meade, a Delaware limited liability company with COG Holdings Pipeline Company, LLC, Vega Midstream MPC LLC and River Road Interests LLC. Meade was formed to partner with Transcontinental Gas Pipe Line Company, LLC (Williams) to invest in a regulated pipeline project called Central Penn Pipeline (Central Penn). The Central Penn will be an approximately 185-mile pipeline originating in Susquehanna County, Pennsylvania and extending to Lancaster County, Pennsylvania that will have the capacity to transport and deliver up to approximately 1.7 million dekatherms per day of natural gas.
WGL Midstream plans to invest an estimated $410.6 million for a 55% interest in Meade. WGL Midstream joins COG Holdings LLC (20% share), Vega Midstream MPC LLC (15% share) and River Road Interests LLC (10% share) in Meade. Meade is accounted for under the HLBV equity method of accounting, and any profits and losses are included in “Equity in earnings of unconsolidated affiliates” in the accompanying Consolidated Statement of Income and are added to or subtracted from the carrying amount of WGL’s investment balance. At September 30, 2015 and 2014, WGL Midstream held a $30.5 million and $5.8 million, respectively, equity method investment in Meade.

Our maximum financial exposure includes contributions and guarantees on behalf of WGL Midstream. Our maximum exposure to loss at September 30, 2015 was $59.4 million, which represents the minimum funding requirements owed to Williams under the Construction and Ownership Agreement should Meade terminate its agreement with Williams early.
SunEdison/Nextility
WGSW is party to two agreements to fund residential and commercial retail solar energy installations with two separate, privately held companies. WGSW has a master purchase agreement and master lease agreement with SunEdison, Inc. (SunEdison) and Nextility, Inc. (Nextility) for sale/leaseback arrangements for residential and commercial solar systems.
Our agreements with SunEdison and Nextility are accounted for as direct financing leases. WGSW records associated interest in the financing leases in “Other income (expenses)-net” line in the accompanying Consolidated Statement of Income. WGSW held a $37.2 million and $19.9 million combined investment in direct financing leases at September 30, 2015 and 2014, respectively, of which $2.0 million and $1.7 million are current receivables recorded in “Accounts Receivable” in the accompanying Consolidated Balance Sheets at September 30, 2015 and 2014, respectively.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Minimum future lease payments receivable under direct financing leases over the next five fiscal years and thereafter are as follows:

Minimum Payments Receivable for Direct Financing Leases
(In millions)
2016	$3.7
2017	2.8
2018	2.8
2019	2.7
2020	2.6
Thereafter	28.3
Total	$42.9
Minimum payments receivable exclude $9.5 million of residual values and $4.6 million in tax credits. Associated with these investments, WGSW holds $19.8 million of unearned income on its balance sheet. The initial direct costs (incurred in FY 2012) associated with these investments was $0.7 million.
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
Our investment in ASD is accounted for under the HLBV equity method of accounting; any profits and losses are included in “Equity in earnings of unconsolidated affiliates” in the accompanying Consolidated Statement of Income and are added to or subtracted from the carrying amount of WGSW’s investment balance. At September 30, 2015 and 2014, WGSW held a $63.5 million and $66.8 million, respectively, equity method investment in ASD.
ASD is consolidated by the general partner, Solar Direct LLC. Solar Direct LLC is a wholly owned subsidiary of American Solar Direct Inc. (ASDI). At September 30, 2015, the carrying amount of WGSW’s investment in ASD exceeded the amount of the underlying equity in net assets by $35.9 million due to WGSW recording additions to its investment in ASD’s net assets at fair value of contributions in accordance with GAAP. This basis difference is being amortized over the life of the assets.
Non-VIE Investments
ASDHI
At September 30, 2014, Washington Gas Resources held a $5.6 million investment in American Solar Direct Holdings Inc. (ASDHI) consisting of warrants and preferred stock. During the fiscal year ended September 30, 2015, Washington Gas Resources impaired its entire investment in ASDHI by its carrying value of $5.6 million based on management's assumption of the current valuation and expected return from the investment. See Note 15— Fair Value Measurements of the Notes to Consolidated Financial Statements for a discussion of the impairment.
Constitution

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

In 2013, WGL Midstream invested in Constitution Pipeline Company, LLC (Constitution). WGL Midstream will invest an estimated aggregate amount of $83.4 million in the project for a 10% share in the pipeline venture over the term of the agreement. At September 30, 2015, WGL Midstream had invested $29.4 million in Constitution. Other investors in the project include Williams Partners L.P. (41% share), Cabot Oil and Gas Corporation (25% share) and Piedmont Natural Gas (24% share). This natural gas pipeline venture will transport natural gas from the Marcellus region in northern Pennsylvania to major northeastern markets. Constitution is accounted for under the equity method of accounting; any profits and losses are included in “Equity in earnings of unconsolidated affiliates” in the accompanying Consolidated Statement of Income and are added to or subtracted from the carrying amount of WGL’s investment balance. The equity method is considered appropriate because Constitution is an LLC with specific ownership accounts and ownership between five and fifty percent resulting in WGL Midstream maintaining a more than minor influence over the partnership operating and financing policies. WGL Midstream held a $33.1 million equity method investment in Constitution at September 30, 2015.
At September 30, 2015, the maximum financial exposure is equivalent to total capital contributions made in Constitution on behalf of WGL Midstream, which was $29.4 million.
Mountain Valley Pipeline
In March 2015, WGL Midstream acquired a 7% equity interest in Mountain Valley Pipeline, LLC (Mountain Valley).
The proposed pipeline to be developed, constructed, owned and operated by Mountain Valley, will transport approximately 2.0 million dekatherms of natural gas per day from interconnects with EQT Corporation's Equitrans system, near the MarkWest Mobley plant in West Virginia to Transcontinental Gas Pipe Line Company LLC's Station 165 in Pittsylvania County, Virginia.
WGL Midstream expects to invest, in scheduled capital contributions through the in-service date of the pipeline, its pro rata share (based on its 7% equity interest) of project costs, an estimated aggregate amount of approximately $210 to $245 million. WGL Midstream held a $9.8 million equity method investment in Mountain Valley at September 30, 2015.
Our maximum financial exposure includes guarantees on behalf of WGL Midstream and another partner in the venture. WGL's maximum exposure to loss due to the provided guarantees was $20.0 million at September 30, 2015 which represents a $14.0 million minimum funding requirement for WGL Midstream and the guarantee on behalf of one of the other partners.
In addition, WGL Midstream entered into an agreement to finance future capital commitments of one of the other partners in the venture for an estimated aggregate amount of approximately $96 to $105 million, which represents the estimated total funding requirements for that partner's 3% ownership interest in the joint venture, inclusive of the minimum funding requirement. WGL Midstream has provided funding of $4.2 million as of September 30, 2015 related to this agreement.
The balance sheet location of the investments discussed in this footnote at September 30, 2015 and 2014 are as follows:

WGL Holdings, Inc Balance Sheet Location of Other Investments
(in millions)	VIEs	Non-VIEs		Total
As of September 30, 2015
Assets
Investments in unconsolidated affiliates	$94.0	$42.9		$136.9
Investments in direct financing leases, capital leases	35.2	—		$35.2
Accounts receivable	2.0	4.2	(a)	$6.2
Total assets	$131.2	$47.1		$178.3
As of September 30, 2014
Assets
Investments in unconsolidated affiliates	$72.6	$27.9		$100.5
Investments in direct financing leases, capital leases	18.2	—		$18.2
Accounts receivable	1.7	—		$1.7
Total assets	$92.5	$27.9		$120.4

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

(a) Represents the financing provided to another partner in Mountain Valley to fund its capital commitment. Acquired ownership interest represents the collateral for repayment of the financing.

The income statement location of the investments discussed in this footnote for the fiscal year September 30, 2015, 2014 and 2013 are as follows:
WGL Holdings, Inc.
Income Statement Location of Other Investments

(In millions)	VIEs	Non-VIEs	Total
Fiscal Year Ended September 30, 2015
Equity in earnings of unconsolidated affiliates	$2.9	$2.6	$5.5
Depreciation and amortization	0.3	—	$0.3
Other income (expenses) - net	3.2	(5.6)	$(2.4)
Net income	$5.8	$(3.0)	$2.8
Fiscal Year Ended September 30, 2014
Equity in earnings of unconsolidated affiliates	$2.2	$1.0	$3.2
Depreciation and amortization	0.2	—	$0.2
Other income - net	2.6	—	$2.6
Net income	$4.6	$1.0	$5.6
Fiscal Year Ended September 30, 2013
Equity in earnings of unconsolidated affiliates	$1.0	$0.5	$1.5
Depreciation and amortization	0.1	—	$0.1
Other income - net	1.4	—	$1.4
Net income	$2.3	$0.5	$2.8
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
In connection with billing for unregulated third party marketers and with other miscellaneous billing processes, Washington Gas collects cash on behalf of affiliates and transfers the cash in a reasonable time period. Cash collected by Washington Gas on behalf of its affiliates but not yet transferred is recorded in “Payables to associated companies” on Washington Gas’ balance sheets. The following table presents the receivables and payables from associated companies for the fiscal years ended September 30, 2015 and 2014.

Washington Gas Light Company Receivables / Payables from Associated Companies
(In millions)	September 30, 2015	September 30, 2014
Receivables from Associated Companies	$3.2	$4.8
Payables to Associated Companies	$68.6	$54.7

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

Washington Gas - Gas Balancing Service Charges
(In millions)
Years Ended September 30,	2015	2014	2013
Gas balancing service charge	$25.1	$26.6	$25.0
As a result of these balancing services, an imbalance is created for volumes of natural gas received by Washington Gas that are not equal to the volumes of natural gas delivered to customers of the energy marketers. WGL Energy Services recognized accounts payable to Washington Gas of $0.5 million and accounts receivable from Washington Gas of $0.02 million at September 30, 2015 and 2014, respectively, related to an imbalance in gas volumes. Due to regulatory treatment, these receivables and payables are not eliminated in the consolidated financial statements of WGL. Refer to Note 1—Accounting Policies for further discussion of these imbalance transactions.
Washington Gas participates in a POR program as approved by the PSC of MD, whereby it purchases receivables from participating energy marketers at approved discount rates. In addition, WGL Energy Services participates in POR programs with certain Maryland and Pennsylvania utilities, whereby it sells its receivables to various utilities, including Washington Gas, at approved discount rates. The receivables purchased by Washington Gas are included in “Accounts receivable” in the accompanying balance sheet. Any activity between Washington Gas and WGL Energy Services related to the POR program has been eliminated in the accompanying financial statements for WGL. At September 30, 2015 and 2014, Washington Gas had balances of $6.6 million and $7.7 million, respectively, of purchased receivables from WGL Energy Services.
NOTE 19. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables show the changes in accumulated other comprehensive income (loss) for WGL and Washington Gas by component for the fiscal years ended September 30, 2015 and 2014.

WGL Holdings, Inc. Changes in Accumulated Other Comprehensive Income (Loss) by Component
	September 30,
(In thousands)	2015	2014
Beginning Balance	$(7,961)	$(11,048)
Qualified cash flow hedging instruments (a)	(11,309)	(1,548)
Change in prior service cost (b)	696	6,095
Amortization of actuarial gain (loss) (b)	(1,195)	1,594
Current-period other comprehensive income (loss)	(11,808)	6,141
Income tax expense (benefit) related to other comprehensive income (loss)	(5,533)	3,054
Ending Balance	$(14,236)	$(7,961)
(a) Cash flow hedging instruments represent interest rate swap agreements related to debt issuances. Refer to Note 14—Derivative and Weather-related Instruments for further discussion of the interest rate swap agreements.
(b) These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost. Refer to Note 10-Pension and other post-retirement benefit plans for additional details.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Washington Gas Light Company Changes in Accumulated Other Comprehensive Income (Loss) by Component
	September 30,
(In thousands)	2015	2014
Beginning Balance	$(6,413)	$(11,048)
Change in prior service cost (a)	696	6,095
Amortization of actuarial gain (loss) (a)	(1,195)	1,594
Current-period other comprehensive income (loss)	(499)	7,689
Income tax expense (benefit) related to other comprehensive income (loss)	(200)	3,054
Ending Balance	$(6,712)	$(6,413)
(a) These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost. Refer to Note 10-Pension and other post-retirement benefit plans for additional details.

WGL Holdings, Inc.
Washington Gas Light Company
Part II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of WGL Holdings, Inc.

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of WGL Holdings, Inc. and subsidiaries (the "Company") as of September 30, 2015 and 2014, and the related consolidated statements of income, comprehensive income, common shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2015. Our audits also included the financial statement schedule of the Company listed in the Index at Item 15 under Schedule II. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of WGL Holdings, Inc. and subsidiaries as of September 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 18, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP

Mclean, Virginia
November 18, 2015

WGL Holdings, Inc.
Washington Gas Light Company
Part II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholder of Washington Gas Light Company

 We have audited the accompanying balance sheets and statements of capitalization of Washington Gas Light Company (the "Company") as of September 30, 2015 and 2014, and the related statements of income, comprehensive income, common shareholder’s equity, and cash flows for each of the three years in the period ended September 30, 2015. Our audits also included the financial statement schedule of the Company listed in the Index at Item 15 under Schedule II. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Washington Gas Light Company as of September 30, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ DELOITTE & TOUCHE LLP

Mclean, Virginia
November 18, 2015

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

Quarter Ended
(In thousands, except per share data)	December 31(a)	March 31	June 30(b)	September 30(c)
Fiscal Year 2015
WGL Holdings, Inc.
Operating revenues	$749,237	$1,001,733	$441,173	$467,687
Operating income (loss)	$121,842	$142,886	$(17,567)	$13,612
Net income (loss) applicable to common stock	$63,888	$81,455	$(15,690)	$1,606
Earnings (loss) per average share of common stock:
Basic	$1.28	$1.64	$(0.32)	$0.03
Diluted	$1.28	$1.63	$(0.32)	$0.03
Washington Gas Light Company
Operating revenues	$387,193	$615,694	$190,345	$134,959
Operating income (loss)	$114,623	$129,944	$(6,729)	$(15,454)
Net income (loss) applicable to common stock	$64,621	$74,364	$(11,754)	$(19,873)
Fiscal Year 2014
WGL Holdings, Inc.
Operating revenues	$680,297	$1,174,250	$467,500	$458,900
Operating income (loss)	$32,712	$104,733	$(9,489)	$69,566
Net income (loss) applicable to common stock	$18,629	$61,213	$(11,940)	$38,038
Earnings (loss) per average share of common stock:
Basic	$0.36	$1.18	$(0.23)	$0.74
Diluted	$0.36	$1.18	$(0.23)	$0.74
Washington Gas Light Company
Operating revenues	$390,415	$716,808	$197,752	$138,825
Operating income	$65,229	$88,038	$4,326	$24,530
Net income (loss) applicable to common stock	$38,477	$49,176	$(521)	$9,872
(a) During the first quarter of fiscal year 2015, WGL recorded an impairment charge of $5.6 million related to its investment in ASDHI. During the first quarter of fiscal year 2014, Washington Gas recorded an impairment charge of $0.8 million related to the Springfield Operations Center. Refer to Note 1—Accounting Policies of the Notes to Consolidated Financial Statements for further discussion of the impairments.

(b) During the third quarter of fiscal year 2015, WGL recorded a $3.0 million liability for un-recovered government contracting costs under the Small Business Administration Development 8(a) Program and Washington Gas recorded approximately $0.5 million in transaction fees related to the sale of its Springfield Operations Center. During the third quarter of fiscal year 2014, Washington Gas recorded a $1.9 million impairment charge on an abandoned LNG storage facility. Refer to Note 1—Accounting Policies of the Notes to Consolidated Financial Statements for further discussion of the impairments.

(c)During the fourth quarter of fiscal year 2015, Washington Gas recorded a one time adjustment of $2.4 million as a result of charges associated with a regulatory proceeding.

WGL Holdings, Inc.
Washington Gas Light Company
Part II

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A. CONTROLS AND PROCEDURES—WGL Holdings, Inc.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Senior management, including the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer of WGL, evaluated the effectiveness of WGL’s disclosure controls and procedures as of September 30, 2015. Based on this evaluation, the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that WGL’s disclosure controls and procedures were effective as of September 30, 2015.
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
Management has assessed the effectiveness of WGL’s internal control over financial reporting as of September 30, 2015 based upon the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management has concluded that WGL maintained effective internal control over financial reporting as of September 30, 2015.
Deloitte & Touche LLP, the independent registered public accounting firm of WGL, has audited the effectiveness of WGL’s internal control over financial reporting as of September 30, 2015. Deloitte & Touche LLP’s report on the audit of WGL’s internal control over financial reporting is included in Item 9A of this Form 10-K.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in the internal control over financial reporting of WGL during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of WGL.

WGL Holdings, Inc.
Washington Gas Light Company
Part II

ITEM 9A. CONTROLS AND PROCEDURES—Washington Gas Light Company

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Senior management, including the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer of Washington Gas, evaluated the effectiveness of Washington Gas’ disclosure controls and procedures as of September 30, 2015. Based on this evaluation, the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that Washington Gas’ disclosure controls and procedures were effective as of September 30, 2015.
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
Management has assessed the effectiveness of Washington Gas’ internal control over financial reporting as of September 30, 2015 based upon the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management has concluded that Washington Gas maintained effective internal control over financial reporting as of September 30, 2015.
This annual report on Form 10-K does not include an attestation report of Washington Gas’ registered public accounting firm regarding internal control over financial reporting pursuant to rules of the Securities and Exchange Commission that permit Washington Gas to provide only this management’s report in this annual report on Form 10-K.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in the internal control over financial reporting of Washington Gas during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Washington Gas.

WGL Holdings, Inc.
Washington Gas Light Company
Part II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of WGL Holdings, Inc.

We have audited the internal control over financial reporting of WGL Holdings. Inc. and subsidiaries (the "Company") as of September 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2015 of the Company and our report dated November 18, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP

Mclean, Virginia
November 18, 2015

WGL Holdings, Inc.
Washington Gas Light Company
Part II

ITEM 9B. OTHER INFORMATION

None.

WGL Holdings, Inc.
Washington Gas Light Company
Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANTS

Information concerning WGL’s and Washington Gas’ Board of Directors and the audit committee financial expert contained in WGL’s definitive Proxy Statement and Washington Gas’ definitive Information Statement for the March 1, 2016 Annual Meeting of Shareholders is hereby incorporated by reference. Information related to Executive Officers is reflected in Part I hereof.
ITEM 11. EXECUTIVE COMPENSATION

Information concerning Executive Compensation contained in WGL’s definitive Proxy Statement and Washington Gas’ definitive Information Statement for the March 1, 2016 Annual Meeting of Shareholders is hereby incorporated by reference. Information related to Executive Officers as of September 30, 2015 is reflected in Part I hereof.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information captioned Security Ownership of Management and Certain Beneficial Owners and the information captioned Equity Compensation Plan Information in WGL’s definitive Proxy Statement and Washington Gas’ definitive Information Statement for the March 1, 2016 Annual Meeting of Shareholders is hereby incorporated by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information captioned Related Person Transactions During Fiscal Year 2015 in WGL’s definitive Proxy Statement and Washington Gas’ definitive Information Statement for the March 1, 2016 Annual Meeting of Shareholders is hereby incorporated by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information captioned Fiscal Years 2015 and 2014 Audit Firm Fee Summary in WGL’s definitive Proxy Statement and Washington Gas’ definitive Information Statement for the March 1, 2016 Annual Meeting of Shareholders is hereby incorporated by reference.

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

Schedule/ Exhibit	Description

II	Valuation and Qualifying Accounts and Reserves for the years ended September 30, 2015, 2014 and 2013—WGL Holdings, Inc.

Valuation and Qualifying Accounts and Reserves for the years ended September 30, 2015, 2014 and 2013—Washington Gas Light Company.

(a)(3)	Exhibits

Exhibits Filed Herewith:

10.1	Service Agreement Under Rate Schedule FTS, dated August 29, 2014, with Dominion Cove Point LNG, LP related to Firm Transportation Service.

12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—WGL Holdings, Inc.

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—Washington Gas Light Company.

21	Subsidiaries of WGL Holdings, Inc.

23	Consent of Deloitte & Touche LLP.

24	Power of Attorney

31.1	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vincent L. Ammann, Jr., the Senior Vice President and Chief Financial Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Vincent L. Ammann, Jr., the Senior Vice President and Chief Financial Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Washington Gas Light Company Charter, filed on Form S-3 dated July 21, 1995.

WGL Holdings, Inc. Charter, filed on Form S-4 dated February 2, 2000.

Bylaws of WGL Holdings, Inc. as amended on March 7, 2013, filed as Exhibit 3.1 to Form 8-K on March 13, 2013.

Bylaws of Washington Gas Light Company as amended on March 3, 2015, filed as Exhibit 3 to Form 10-Q on May 6, 2015.

4	Instruments Defining the Rights of Security Holders including Indentures:

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

Gas transportation and storage contracts

Amended Service Agreement, effective October 31, 2008, with Columbia Gas Transmission Company related to Firm Storage Service Transportation, filed as Exhibit 10.1 to Form 10-K for the year ended September 30, 2009 (consolidated into Agreement 100303).

Service Agreement, effective October 31, 2008, with Columbia Gas Transmission Company related to Firm Storage Service Transportation, filed as Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2009 (consolidated into Agreement 100303).

WGL Holdings, Inc.
Washington Gas Light Company
Part IV
Item 15. Exhibits and Financial Statement Schedules (continued)

Service Agreement, effective November 1, 2005, with Columbia Gas Transmission Corporation related to Firm Storage Service Transportation (Agreement 85038), filed as Exhibit 10.3 to Form 10-K for the fiscal year ended September 30, 2005 (consolidated into Agreement 100303).

Service Agreement, renegotiated and effective June 1, 2004, as amended, with Columbia Gas Transmission Corporation related to Storage Service filed as Exhibit 10.8 to Form 10-K for the fiscal year ended September 30, 2004. (Agreement 78839) (consolidated into Agreement 100303).

Service Agreement, renegotiated and effective June 1, 2004, as amended, with Columbia Gas Transmission Corporation related to Storage Service filed as Exhibit 10.8 to Form 10-K for the fiscal year ended September 30, 2004. (Agreement 78840) (consolidated into Agreement 100303).

Service Agreement, effective October 31, 2008, with Columbia Gas Transmission Company related to Firm Storage Service, filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2009 (consolidated into Agreement 4409).

Service Agreement, effective November 1, 2005, with Columbia Gas Transmission Corporation related to Firm Storage Service (Agreement 85037), filed as Exhibit 10.2 to Form 10-K for the fiscal year ended September 30, 2005 (consolidated into Agreement 4409).

Service Agreement, renegotiated and effective June 1, 2004, as amended, with Columbia Gas Transmission Corporation related to Firm Storage Service, filed as Exhibit 10.7 to Form 10-K for the fiscal year ended September 30, 2004. (Agreement 78844) (consolidated into Agreement 4409).

Service Agreement, renegotiated and effective June 1, 2004, as amended, with Columbia Gas Transmission Corporation related to Firm Storage Service, filed as Exhibit 10.7 to Form 10-K for the fiscal year ended September 30, 2004. (Agreement 78845) (consolidated into Agreement 4409).

Service Agreement, renegotiated and effective June 1, 2004, as amended, with Columbia Gas Transmission Corporation related to Firm Storage Service, filed as Exhibit 10.7 to Form 10-K for the fiscal year ended September 30, 2004. (Agreement 78846) (consolidated into Agreement 4409).

Service Agreement, effective October 31, 2008, with Columbia Gas Transmission Company related to Firm Transportation Service, filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2009 (consolidated into Agreement 4484).

Service Agreement, effective November 1, 2005, with Columbia Gas Transmission Corporation related to Firm Transportation Service (Agreement 85036), filed as Exhibit 10.4 to Form 10-K for the fiscal year ended September 30, 2005 (consolidated into Agreement 4484).

Service Agreement, renegotiated and effective June 1, 2004, as amended, with Columbia Gas Transmission Corporation related to Firm Transportation Service, filed as Exhibit 10.9 to Form 10-K for the fiscal year ended September 30, 2004. (Agreement 78834) (consolidated into Agreement 4484).

Service Agreement, renegotiated and effective June 1, 2004, as amended, with Columbia Gas Transmission Corporation related to Firm Transportation Service, filed as Exhibit 10.9 to Form 10-K for the fiscal year ended September 30, 2004. (Agreement 78835) (consolidated into Agreement 4484).

Service Agreement, renegotiated and effective June 1, 2004, as amended, with Columbia Gas Transmission Corporation related to Firm Transportation Service, filed as Exhibit 10.9 to Form 10-K for the fiscal year ended September 30, 2004. (Agreement 78836) (consolidated into Agreement 4484).

Management Contracts, Compensatory Plans or Arrangements with Executive Officers and Directors

Form of Performance Share Award Agreement, as amended on October 21, 2014, filed as Exhibit 10.1 to Form 10-K for the fiscal year ended September 20, 2014.*

Form of Performance Units Award Agreement, as amended on October 21, 2014, filed as Exhibit 10.2 to Form 10-K for the fiscal year ended September 20, 2014.*

Washington Gas Light Company Form of Defined Contribution Supplemental Executive Retirement Plan filed as Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 2009.*

Washington Gas Light Company Form of Defined Contribution Restoration Plan filed as Exhibit 10.2 to Form 10-Q for the quarter ended December 31, 2009.*

WGL Holdings, Inc.
Washington Gas Light Company
Part IV
Item 15. Exhibits and Financial Statement Schedules (continued)

Washington Gas Light Company Form of Defined Benefit Restoration Plan filed as Exhibit 10.3 to Form 10-Q for the quarter ended December 31, 2009.*

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

Note Purchase Agreement, dated December 15, 2014, between the Washington Gas Light Company, New York Life Insurance and Annuity Corporation and New York Life Insurance Company. Filed as Exhibit 10.1 to Form 8-K dated December 17, 2014.

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

Distribution Agreement, dated September 10, 2015, by and among Washington Gas Light Company and BB&T Capital Markets, a division of BB&T Securities, LLC, Mitsubishi UFJ Securities (USA), Inc., TD Securities (USA) LLC, The Williams Capital Group, L.P., U.S. Bancorp Investments, Inc., Wells Fargo Securities, LLC and RBC Capital Markets, LLC, relating to the issuance and sale by Washington Gas Light Company of up to $600,000,000 aggregate principal amount of Medium-Term Notes, Series K, filed as Exhibit 99.1 to Form 8-K dated September 10, 2015.

First Amendment to Credit Agreement, dated December 19, 2014, between WGL Holdings, Inc. the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent for the Lenders, filed as Exhibit 10.1 to Form 8-K dated December 19, 2014.

First Amendment to Credit Agreement, dated December 19, 2014, between Washington Gas Light Company, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent for the Lenders, filed as Exhibit 10.2 to Form 8-K dated December 19, 2014.

Credit Agreement dated as of April 3, 2012 among WGL Holdings, Inc., the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent; The Bank of Tokyo-Mitsubishi UFJ, Ltd. as syndication agent; Branch Banking and Trust Company and TD Bank, N.A., as documentation agents; and Wells Fargo Securities, LLC, The Bank of Tokyo-Mitsubishi UFJ, Ltd., BB&T Capital Markets and TD Bank, N.A. as joint lead arrangers and joint book runners, filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2012.

Credit Agreement dated as of April 3, 2012 among Washington Gas Light Company, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent; The Bank of Tokyo-Mitsubishi UFJ, Ltd. as syndication agent; Branch Banking and Trust Company and TD Bank, N.A., as documentation agents; and Wells Fargo Securities, LLC, The Bank of Tokyo-Mitsubishi UFJ, Ltd., BB&T Capital Markets and TD Bank, N.A. as joint lead arrangers and joint book runners, filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2012.

* Designates a compensatory plan or arrangement.

WGL Holdings, Inc.
Washington Gas Light Company
Part IV
Item 15. Exhibits and Financial Statement Schedules (continued)

14	Code of Conduct

Code of Conduct of WGL Holdings, Inc. as amended on September 25, 2013, filed as Exhibit 14.1 to Form 8-K on October 1, 2013.

Code of Conduct of Washington Gas Light Company as amended on September 25, 2013, filed as Exhibit 14.1 to Form 8-K on October 1, 2013.

WGL Holdings, Inc. and Subsidiaries
Schedule II—Valuation and Qualifying Accounts and Reserves
Years Ended September 30, 2015, 2014 and 2013
	Balance at	Additions Charged To			Balance
	Beginning	Costs and	Other		at End of
(In thousands)	of Period	Expenses	Accounts(a)	Deductions(b)	Period
2015
Valuation and Qualifying Accounts Deducted from Assets in the Balance Sheet: Allowance for Doubtful Accounts	$23,341	$18,250	$4,789	$20,156	$26,224
2014
Valuation and Qualifying Accounts Deducted from Assets in the Balance Sheet: Allowance for Doubtful Accounts	$20,433	$15,874	$4,341	$17,307	$23,341
2013
Valuation and Qualifying Accounts Deducted from Assets in the Balance Sheet: Allowance for Doubtful Accounts	$19,792	$9,527	$4,217	$13,103	$20,433
(a) Recoveries on receivables previously written off as uncollectible and unclaimed customer deposits, overpayments, etc., not refundable.
(b) Includes deductions for purposes for which reserves were provided or revisions made of estimated exposure.

Washington Gas Light Company
Schedule II—Valuation and Qualifying Accounts and Reserves
Years Ended September 30, 2015, 2014 and 2013
	Balance at	Additions Charged To			Balance at
	Beginning	Costs and	Other		End of
(In thousands)	of Period	Expenses	Accounts(a)	Deductions(b)	Period
2015
Valuation and Qualifying Accounts Deducted from Assets in the Balance Sheet: Allowance for Doubtful Accounts	$19,209	$12,800	$4,686	$17,441	$19,254
2014
Valuation and Qualifying Accounts Deducted from Assets in the Balance Sheet: Allowance for Doubtful Accounts	$17,498	$12,004	$4,198	$14,491	$19,209
2013
Valuation and Qualifying Accounts Deducted from Assets in the Balance Sheet: Allowance for Doubtful Accounts	$17,129	$7,024	$3,978	$10,633	$17,498
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

Date: November 18, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terry D. McCallister	Chairman of the Board and Chief Executive Officer	November 18, 2015
(Terry D. McCallister)

/s/ Adrian P. Chapman	President and Chief Operating Officer	November 18, 2015
(Adrian P. Chapman)

/s/ Vincent L. Ammann, Jr.	Senior Vice President and Chief Financial Officer	November 18, 2015
(Vincent L. Ammann, Jr.)	(Principal Financial Officer)

/s/ William R. Ford	Vice President and Chief Accounting Officer	November 18, 2015
(William R. Ford)	(Principal Accounting Officer)

*	Director	November 18, 2015
(Michael D. Barnes)

*
(Stephen C. Beasley)	Director	November 18, 2015

*	Director	November 18, 2015
(George P. Clancy, Jr.)

*	Director	November 18, 2015
(James W. Dyke, Jr.)

	*	Director	November 18, 2015
(Nancy C. Floyd)

	*	Director	November 18, 2015
(Linda R. Gooden)

	*	Director	November 18, 2015
(James F. Lafond)

	*	Director	November 18, 2015
(Debra L. Lee)

	*	Director	November 18, 2015
(Dale S. Rosenthal)

*By:	/s/ Vincent L. Ammann, Jr.		November 18, 2015
(Vincent L. Ammann, Jr.)
Attorney-in-Fact