Form 10-Q
period 2015-12-31
WGL HOLDINGS INC; WASHINGTON GAS LIGHT CO
filed 2016-02-05
CIK 1103601, 104819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2015
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
WGL Holdings, Inc. common stock, no par value, outstanding as of January 31, 2016: 49,847,937 shares.
All of the outstanding shares of common stock ($1 par value) of Washington Gas Light Company were held by WGL Holdings, Inc. as of January 31, 2016.

WGL Holdings, Inc.
Washington Gas Light Company

For the Quarter Ended December 31, 2015

(i)

WGL Holdings, Inc.
Washington Gas Light Company

INTRODUCTION
FILING FORMAT
This Quarterly Report on Form 10-Q is a combined report being filed by two separate registrants: WGL Holdings, Inc. (WGL) and Washington Gas Light Company (Washington Gas). Except where the content clearly indicates otherwise, any reference in the report to “WGL,” “we,” “us” or “our” is to the holding company or WGL and all of its subsidiaries, including Washington Gas, which is a wholly owned subsidiary of WGL.
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
SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
Certain matters discussed in this report, excluding historical information, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the outlook for earnings, revenues and other future financial business performance or strategies and expectations. Forward-looking statements are typically identified by words such as, but not limited to, “estimates,” “expects,” “anticipates,” “intends,” “believes,” “plans” and similar expressions, or future or conditional terms such as “will,” “should,” “would” and “could.” Forward-looking statements speak only as of today, and the registrants assume no duty to update them. Factors that could cause actual results to differ materially from forward-looking statements or historical performance include those discussed in Item 1A. Risk Factors in the combined Annual Report on Form 10-K for WGL and Washington Gas for the fiscal year ended September 30, 2015, and may include, but are not limited to the following:

•
the level and rate at which we incur costs and expenses, and the extent to which we are allowed to recover from customers, through the regulatory process, such costs and expenses relating to constructing, operating and maintaining Washington Gas’ distribution system;

•	the availability of natural gas and electricity supply, interstate pipeline transportation and storage capacity;

•
factors beyond our control that affect the ability of natural gas producers, pipeline gatherers and natural gas processors to deliver natural gas into interstate pipelines for delivery to the entrance points of Washington Gas' distribution system;

•	security breaches of our information technology infrastructure, including cyber attacks and cyber-terrorism;

•
leaks, mechanical problems, incidents or other operational issues in our natural gas distribution system, including the effectiveness of our efforts to mitigate the effects of receiving low-HHC natural gas;

•	changes and developments in economic, competitive, political and regulatory conditions;

•	unusual weather conditions and changes in natural gas consumption patterns;

•	changes in energy commodity market conditions, including the relative prices of alternative forms of energy such as electricity, fuel oil and propane;

•	changes in the value of derivative contracts and the availability of suitable derivative counterparties;

•	changes in our credit ratings, disruptions in credit market and equity capital market conditions or other factors that may affect our access to and cost of capital;

•	factors affecting the timing of construction and the effective operation of pipelines in which we have invested;

•	the credit worthiness of customers; suppliers and derivatives counterparties;

•	changes in laws and regulations, including tax, environmental, pipeline integrity and employment laws and regulations;

•	legislative, regulatory and judicial mandates or decisions affecting our business operations;

•	the timing and success of business and product development efforts and technological improvements;

•	the level of demand from government agencies and the private sector for commercial energy systems, and delays in federal government budget appropriations;

•	the pace of deregulation of energy markets and the availability of other competitive alternatives to our products and services;

•	changes in accounting principles;

(ii)

WGL Holdings, Inc.
Washington Gas Light Company

•	our ability to manage the outsourcing of several business processes, including the transition of certain processes to new third party vendors;

•	strikes or work stoppages by unionized employees;

•	acts of nature and catastrophic events, including terrorist acts and

•	decisions made by management and co-investors in non-controlled investees.
All such factors are difficult to predict accurately and are generally beyond the direct control of the registrants. Readers are urged to use care and consider the risks, uncertainties and other factors that could affect our business as described in this Quarterly Report on Form 10-Q.

(iii)

WGL Holdings, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
Part I—Financial Information
Item 1—Financial Statements

(In thousands)	December 31, 2015	September 30, 2015
ASSETS
Property, Plant and Equipment
At original cost	$5,090,450	$5,003,910
Accumulated depreciation and amortization	(1,343,829)	(1,331,182)
Net property, plant and equipment	3,746,621	3,672,728
Current Assets
Cash and cash equivalents	15,778	6,733
Receivables
Accounts receivable	307,717	276,358
Gas costs and other regulatory assets	21,094	5,797
Unbilled revenues	144,148	102,560
Allowance for doubtful accounts	(23,924)	(26,224)
Net receivables	449,035	358,491
Materials and supplies—principally at average cost	21,282	21,402
Storage gas	212,969	211,443
Prepaid taxes	67,533	48,726
Other prepayments	58,915	32,850
Derivatives	22,019	22,933
Assets held for sale	22,906	22,906
Other	47,559	23,057
Total current assets	917,996	748,541
Deferred Charges and Other Assets
Regulatory assets
Gas costs	172,802	190,676
Pension and other post-retirement benefits	206,153	212,041
Other	84,791	80,018
Prepaid post-retirement benefits	144,484	138,629
Derivatives	29,735	32,132
Investments in direct financing leases, capital leases	34,751	35,234
Investments in unconsolidated affiliates	145,183	136,884
Other	17,739	14,476
Total deferred charges and other assets	835,638	840,090
Total Assets	$5,500,255	$5,261,359
CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders’ equity	$1,289,102	$1,243,247
Washington Gas Light Company preferred stock	28,173	28,173
Long-term debt	945,582	944,201
Total capitalization	2,262,857	2,215,621
Current Liabilities
Current maturities of long-term debt	25,000	25,000
Notes payable	527,875	332,000
Accounts payable and other accrued liabilities	309,339	325,146
Wages payable	19,689	21,091
Accrued interest	13,327	7,835
Dividends declared	23,378	23,377
Customer deposits and advance payments	94,796	88,897
Gas costs and other regulatory liabilities	36,401	34,551
Accrued taxes	20,508	13,867
Derivatives	67,117	63,504
Liabilities held for sale	1,621	1,621
Other	41,898	46,025
Total current liabilities	1,180,949	982,914
Deferred Credits
Unamortized investment tax credits	148,216	135,673
Deferred income taxes	713,585	672,963
Accrued pensions and benefits	179,920	176,128
Asset retirement obligations	206,037	200,732
Regulatory liabilities
Accrued asset removal costs	320,250	325,496
Other post-retirement benefits	100,986	104,382
Other	16,823	17,067
Derivatives	261,760	322,259
Other	108,872	108,124
Total deferred credits	2,056,449	2,062,824
Commitments and Contingencies (Note 13)
Total Capitalization and Liabilities	$5,500,255	$5,261,359
The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Condensed Consolidated Statements of Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended December 31,
(In thousands, except per share data)	2015	2014
OPERATING REVENUES
Utility	$288,153	$381,712
Non-utility	325,231	367,525
Total Operating Revenues	613,384	749,237
OPERATING EXPENSES
Utility cost of gas	50,025	129,704
Non-utility cost of energy-related sales	282,487	336,568
Operation and maintenance	95,419	92,380
Depreciation and amortization	31,412	29,360
General taxes and other assessments	36,532	39,383
Total Operating Expenses	495,875	627,395
OPERATING INCOME	117,509	121,842
Equity in earnings of unconsolidated affiliates	1,263	1,144
Other income (expenses)—net	979	(4,355)
Interest expense	12,760	12,310
INCOME BEFORE INCOME TAXES	106,991	106,321
INCOME TAX EXPENSE	38,490	42,103
NET INCOME	$68,501	$64,218
Dividends on Washington Gas Light Company preferred stock	330	330
NET INCOME APPLICABLE TO COMMON STOCK	$68,171	$63,888
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	49,807	49,946
Diluted	50,030	50,091
EARNINGS PER AVERAGE COMMON SHARE
Basic	$1.37	$1.28
Diluted	$1.36	$1.28
DIVIDENDS DECLARED PER COMMON SHARE	$0.4625	$0.4400
The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended December 31,
(In thousands)	2015	2014
NET INCOME	$68,501	$64,218
OTHER COMPREHENSIVE INCOME, BEFORE INCOME TAXES:
Qualified cash flow hedging instruments	1,084	(8,265)
Pension and other post-retirement benefit plans
Change in net prior service credit	(214)	(171)
Change in actuarial net loss	419	484
Total pension and other post-retirement benefit plans	$205	$313
INCOME TAX EXPENSE (BENEFIT) RELATED TO OTHER COMPREHENSIVE INCOME	531	(3,947)
OTHER COMPREHENSIVE INCOME (LOSS)	$758	$(4,005)
COMPREHENSIVE INCOME	$69,259	$60,213
The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended December 31,
(In thousands)	2015	2014
OPERATING ACTIVITIES
Net income	$68,501	$64,218
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	31,412	29,360
Amortization of:
Other regulatory assets and liabilities—net	325	327
Debt related costs	316	240
Deferred income taxes—net	78,038	62,774
Accrued/deferred pension and other post-retirement benefit cost	4,944	4,776
Compensation expense related to stock-based awards	3,549	338
Provision for doubtful accounts	2,533	3,575
Impairment loss	—	5,625
Other non-cash charges (credits)—net	380	2,139
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and unbilled revenues—net	(77,780)	(226,539)
Gas costs and other regulatory assets/liabilities—net	(13,447)	40,397
Storage gas	(1,526)	36,691
Prepaid taxes	(18,807)	18,765
Other prepayments	(26,065)	1,164
Accounts payable and other accrued liabilities	(11,416)	51,648
Customer deposits and advance payments	5,899	10,355
Unamortized investment tax credits	12,543	15,071
Accrued taxes	6,641	13,302
Accrued interest	5,492	10,139
Other current assets	(25,772)	(13,803)
Other current liabilities	(7,369)	12,136
Deferred gas costs—net	17,874	(3,632)
Deferred assets—other	(12,097)	(2,551)
Deferred liabilities—other	(49,681)	(65,185)
Derivatives	(52,490)	(59,955)
Other—net	(82)	317
Net Cash (Used in) Provided by Operating Activities	(58,085)	11,692
FINANCING ACTIVITIES
Common stock issued	83	—
Long-term debt issued	—	296,481
Debt issuance costs	(135)	(2,443)
Notes payable issued (retired) —net	195,875	(103,500)
Dividends on common stock and preferred stock	(23,377)	(22,449)
Repurchase of common stock	—	(41,485)
Other financing activities—net	2,006	—
Net Cash Provided by Financing Activities	174,452	126,604
INVESTING ACTIVITIES
Capital expenditures (excluding AFUDC)	(101,013)	(132,954)
Investments in non-utility interests	(8,374)	(8,059)
Distributions from non-utility interests	2,065	1,296
Net Cash Used in Investing Activities	(107,322)	(139,717)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,045	(1,421)
Cash and Cash Equivalents at Beginning of Year	6,733	8,811
Cash and Cash Equivalents at End of Period	$15,778	$7,390
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid—net	$1,615	$880
Interest paid	$7,190	$1,839
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Project debt financing activities—net	$1,356	$(2,032)
Capital expenditure accruals included in accounts payable and other accrued liabilities	$39,140	$24,649
Dividends paid in common stock	$—	$1,306
Stock issued related to compensation	$5,947	$—
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Condensed Balance Sheets (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

(In thousands)	December 31, 2015	September 30, 2015
ASSETS
Property, Plant and Equipment
At original cost	$4,574,364	$4,521,535
Accumulated depreciation and amortization	(1,286,614)	(1,278,089)
Net property, plant and equipment	3,287,750	3,243,446
Current Assets
Cash and cash equivalents	1	1
Receivables
Accounts receivable	165,696	126,356
Gas costs and other regulatory assets	21,094	5,797
Unbilled revenues	60,260	21,027
Allowance for doubtful accounts	(17,012)	(19,254)
Net receivables	230,038	133,926
Materials and supplies—principally at average cost	21,236	21,356
Storage gas	89,013	94,489
Prepaid taxes	67,808	30,365
Other prepayments	21,377	11,899
Receivables from associated companies	4,469	3,176
Derivatives	6,058	4,588
Assets held for sale	22,906	22,906
Total current assets	462,906	322,706
Deferred Charges and Other Assets
Regulatory assets
Gas costs	172,802	190,676
Pension and other post-retirement benefits	204,951	210,811
Other	84,720	79,946
Prepaid post-retirement benefits	143,605	137,754
Derivatives	14,333	13,155
Other	6,826	5,638
Total deferred charges and other assets	627,237	637,980
Total Assets	$4,377,893	$4,204,132
CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$1,115,648	$1,081,292
Preferred stock	28,173	28,173
Long-term debt	697,243	695,885
Total capitalization	1,841,064	1,805,350
Current Liabilities
Current maturities of long-term debt	25,000	25,000
Notes payable	207,475	89,000
Accounts payable and other accrued liabilities	138,218	159,280
Wages payable	18,200	19,456
Accrued interest	11,802	4,023
Dividends declared	20,263	20,269
Customer deposits and advance payments	94,048	88,450
Gas costs and other regulatory liabilities	36,401	34,551
Accrued taxes	16,780	11,659
Payables to associated companies	82,267	68,623
Derivatives	23,981	33,856
Liabilities held for sale	1,621	1,621
Other	7,026	7,013
Total current liabilities	683,082	562,801
Deferred Credits
Unamortized investment tax credits	5,443	5,646
Deferred income taxes	734,869	668,764
Accrued pensions and benefits	178,090	174,318
Asset retirement obligations	201,262	198,938
Regulatory liabilities
Accrued asset removal costs	320,250	325,496
Other post-retirement benefits	100,316	103,683
Other	16,823	17,067
Derivatives	228,549	269,661
Other	68,145	72,408
Total deferred credits	1,853,747	1,835,981
Commitments and Contingencies (Note 13)
Total Capitalization and Liabilities	$4,377,893	$4,204,132
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Condensed Statements of Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended December 31,
(In thousands)	2015	2014
OPERATING REVENUES	$295,246	$387,193
OPERATING EXPENSES
Utility cost of gas	57,118	135,165
Operation and maintenance	79,308	74,957
Depreciation and amortization	27,205	26,604
General taxes and other assessments	32,638	35,844
Total Operating Expenses	196,269	272,570
OPERATING INCOME	98,977	114,623
Other expense—net	(220)	(450)
Interest expense	10,323	10,264
INCOME BEFORE INCOME TAXES	88,434	103,909
INCOME TAX EXPENSE	33,822	38,958
NET INCOME	$54,612	$64,951
Dividends on Washington Gas preferred stock	330	330
NET INCOME APPLICABLE TO COMMON STOCK	$54,282	$64,621
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Condensed Statements of Comprehensive Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended December 31,
(In thousands)	2015	2014
NET INCOME	$54,612	$64,951
OTHER COMPREHENSIVE INCOME, BEFORE INCOME TAXES:
Pension and other post-retirement benefit plans
Change in net prior service credit	(214)	(171)
Change in actuarial net loss	419	484
Total pension and other post-retirement benefit plans	$205	$313
INCOME TAX EXPENSE RELATED TO OTHER COMPREHENSIVE INCOME	81	124
OTHER COMPREHENSIVE INCOME	$124	$189
COMPREHENSIVE INCOME	$54,736	$65,140
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Condensed Statements of Cash Flows (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended December 31,
(In thousands)	2015	2014
OPERATING ACTIVITIES
Net income	$54,612	$64,951
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	27,205	26,604
Amortization of:
Other regulatory assets and liabilities—net	325	164
Debt related costs	293	339
Deferred income taxes—net	58,522	54,492
Accrued/deferred pension and other post-retirement benefit cost	5,615	4,751
Compensation expense related to stock-based awards	3,350	2,305
Provision for doubtful accounts	1,997	2,800
Other non-cash charges—net	1,494	2,564
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable, unbilled revenues and receivables from associated companies—net	(84,105)	(179,268)
Gas costs and other regulatory assets/liabilities—net	(13,447)	40,397
Storage gas	5,476	6,003
Prepaid taxes	(37,443)	(7,867)
Other prepayments	(9,478)	2,554
Accounts payable and other accrued liabilities, including payables to associated companies	4,154	37,765
Customer deposits and advance payments	5,598	10,214
Accrued taxes	5,121	(2,612)
Accrued interest	7,779	8,628
Other current assets	120	(733)
Other current liabilities	(3,154)	376
Deferred gas costs—net	17,874	(3,632)
Deferred assets—other	(10,541)	(3,404)
Deferred liabilities—other	(4,461)	(3,074)
Derivatives	(53,635)	(57,063)
Other—net	(10)	191
Net Cash (Used in) Provided by Operating Activities	(16,739)	7,445
FINANCING ACTIVITIES
Long-term debt issued	—	50,000
Debt issuance costs	(135)	(672)
Notes payable issued (retired) —net	118,475	49,000
Dividends on common stock and preferred stock	(20,269)	(19,722)
Other financing activities—net	1,949	—
Net Cash Provided by Financing Activities	100,020	78,606
INVESTING ACTIVITIES
Capital expenditures (excluding AFUDC)	(83,281)	(87,110)
Net Cash Used In Investing Activities	(83,281)	(87,110)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(1,059)
Cash and Cash Equivalents at Beginning of Year	1	1,060
Cash and Cash Equivalents at End of Period	$1	$1
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid — net	$—	$700
Interest paid	$4,753	$1,304
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Project debt financing activities—net	$1,356	$(2,032)
Capital expenditure accruals included in accounts payable and other accrued liabilities	$28,073	$17,734
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
The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Therefore, certain financial information and note disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) are omitted in this interim report. The interim consolidated financial statements and accompanying notes should be read in conjunction with the combined Annual Report on Form 10-K for WGL and Washington Gas for the fiscal year ended September 30, 2015. Due to the seasonal nature of our businesses, the results of operations for the periods presented in this report are not necessarily indicative of actual results for the full fiscal years ending September 30, 2016 and 2015 of either WGL or Washington Gas.
The accompanying unaudited financial statements for WGL and Washington Gas reflect all normal recurring adjustments that are necessary, in our opinion, to present fairly the results of operations in accordance with GAAP. Certain prior period amounts in the accompanying condensed balance sheets have been reclassified to conform to the current period presentation. Refer to Note 7- Income Taxes of the Notes to Condensed Consolidated Financial Statements.
For a complete description of our accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements of the combined Annual Report on Form 10-K for WGL and Washington Gas for the fiscal year ended September 30, 2015.
Assets Held for Sale
At December 31, 2015, the Springfield Operations Center met the criteria to be reported as held for sale. Those criteria specify that (a) the asset must be available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets and (b) the sale of the asset must be probable, and its transfer expected to qualify for recognition as a completed sale, within one year, with certain exceptions. At December 31, 2015 and September 30, 2015, the assets and liabilities associated with the Springfield Operations Center are reported at their expected selling price, less selling expenses, as "Assets held for sale" and "Liabilities held for sale" on WGL's and Washington Gas' balance sheets.
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
The following table shows the lower-of-cost or market adjustments recorded to net income for the three months ended December 31, 2015 and 2014.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Lower-of-Cost or Market Adjustments Pre-Tax Increase (Decrease) to Net Income
	Three Months Ended December 31,
(In millions)	2015	2014
WGL(a)
Operating revenues - non-utility	$(1.9)	$(17.5)
Washington Gas
Utility cost of gas	—	(0.7)
Total Consolidated	$(1.9)	$(18.2)

(a) WGL includes WGL Holdings and all subsidiaries other than Washington Gas.

ACCOUNTING STANDARDS ADOPTED IN FISCAL YEAR 2016
Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes
The standard requires an entity to present deferred tax liabilities and assets as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset by taxing jurisdiction and presented as a single amount remains the same.
October 1, 2015
As a result of the standard, we have presented all deferred tax liabilities and assets, net, as non-current in "Deferred credits-Deferred income taxes" in the accompanying balance sheets, retrospectively for all periods presented. The adoption of this standard did not have a material effect on our financial statements. Refer to Note 7 — Income taxes, for further discussion of this standard.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

OTHER NEWLY ISSUED ACCOUNTING STANDARDS
Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
ASU 2016-01, Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities
The new standard significantly revises an entity’s accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value.

		October 1, 2019	We are in the process of evaluating the impact the adoption of this standard will have on our financial statements.
ASU 2015-03 and ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost and Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements

The standard requires an entity to present debt issuance costs in the balance sheet as a direct deduction of the debt liability in a manner consistent with its accounting treatment of debt discounts. The standard permits prospective or retrospective application.

An entity can defer and present debt issuance costs related to to line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.
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
ASU 2014-09 and ASU 2015-14, Revenue from Contracts with Customers (Topic 606) and Deferral of the Effective Date.
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

WGL Holdings, Inc.
(In millions)	December 31, 2015	September 30, 2015
Accounts payable—trade	$261.6	$277.3
Employee benefits and payroll accruals	19.2	31.4
Other accrued liabilities	28.5	16.4
Total	$309.3	$325.1

Washington Gas Light Company
(In millions)	December 31, 2015	September 30, 2015
Accounts payable—trade	$108.8	$122.2
Employee benefits and payroll accruals	18.2	29.5
Other accrued liabilities	11.2	7.6
Total	$138.2	$159.3

NOTE 3. SHORT-TERM DEBT

WGL and Washington Gas satisfy their short-term financing requirements through the sale of commercial paper or through bank borrowings. Due to the seasonal nature of the regulated utility and retail energy-marketing segments, short-term financing requirements can vary significantly during the year. Revolving credit agreements are maintained to support outstanding commercial paper and to permit short-term borrowing flexibility. The policy of each WGL and Washington Gas is to maintain bank credit facilities in amounts equal to or greater than the expected maximum commercial paper position. The following is a summary of committed credit available at December 31, 2015 and September 30, 2015.

Committed Credit Available (In millions)
December 31, 2015	WGL(b)		Washington Gas	Total Consolidated
Committed credit agreements
Unsecured revolving credit facility, expires December 19, 2019(a)	$450.0		$350.0	$800.0
Less: Commercial Paper	(320.4)		(207.5)	(527.9)
Net committed credit available	$129.6		$142.5	$272.1
Weighted average interest rate	0.55%	—	0.42%	0.50%
September 30, 2015
Committed credit agreements
Unsecured revolving credit facility, expires December 19, 2019(a)	$450.0		$350.0	$800.0
Less: Commercial Paper	(243.0)		(89.0)	(332.0)
Net committed credit available	$207.0		$261.0	$468.0
Weighted average interest rate	0.30%		0.16%	0.26%

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
At December 31, 2015 and September 30, 2015, there were no outstanding bank loans from WGL’s or Washington Gas’ revolving credit facilities.

NOTE 4. LONG-TERM DEBT

UNSECURED NOTES
WGL and Washington Gas issue long-term notes with individual terms regarding interest rates, maturities and call or put options. These notes can have maturity dates of one or more years from the date of issuance.
At December 31, 2015 and September 30, 2015, WGL had the capacity under a shelf registration to issue an unspecified amount of long-term debt securities. At December 31, 2015 and September 30, 2015 Washington Gas had the capacity under a shelf registration statement to issue up to $600.0 million of additional Medium-Term Notes (MTNs).
The following tables show the outstanding notes as of December 31, 2015 and September 30, 2015.

Long-Term Debt Outstanding
($ In millions)	WGL(a)	Washington Gas	Total Consolidated
December 31, 2015
Long-term debt (b)	$250.0	$721.0	$971.0
Weighted average interest rate	3.66%	5.58%	5.08%
September 30, 2015
Long-term debt (b)	$250.0	$721.0	$971.0
Weighted average interest rate	3.66%	5.58%	5.08%

(a)	WGL includes WGL Holdings and all subsidiaries other than Washington Gas.

(b)	Includes Senior Notes for WGL and both MTNs and private placement notes for Washington Gas. Represents face value including current maturities.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

There were no issuances or retirements for the three months ended December 31, 2015. The following tables show long-term debt issuances for the three months ended December 31, 2014. There were no retirements for WGL or Washington Gas for the three months ended December 31, 2014.

Long-Term Debt Issuances
($ In millions)	Principal(b)	Interest Rate	Effective Cost(c)	Nominal Maturity Date
Three Months Ended December 31, 2014
WGL (a)
Issuances:
10/24/2014	$100.0	2.25%	2.42%	11/1/2019
10/24/2014	$125.0	4.60%	5.11%	11/1/2044
12/16/2014	$25.0	4.60%	5.53%	11/1/2044
Total	$250.0
Washington Gas
Issuances:
12/15/2014	$50.0	4.24%	4.41%	12/15/2044
Total	$50.0
Total consolidated issuances	$300.0

(a)	WGL includes WGL Holdings and all subsidiaries other than Washington Gas.

(b)	Represents face amount of senior notes for WGL and both MTNs and private placement notes for Washington Gas.

(c)	The estimated effective cost of the issued notes, including consideration of issuance fees and hedge costs.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 5. COMMON SHAREHOLDERS’ EQUITY

The tables below reflect the components of “Common shareholders’ equity” for WGL and “Common shareholder’s equity” for Washington Gas for the three months ended December 31, 2015.

WGL Holdings, Inc. Components of Common Shareholders’ Equity
(In thousands)	Common Stock Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total
Balance at September 30, 2015	$485,456	$14,934	$757,093	$(14,236)	$1,243,247
Net income	—	—	68,501	—	68,501
Other comprehensive income	—	—	—	758	758
Stock-based compensation(a)	5,947	(6,016)	(40)	—	(109)
Issuance of common stock	83	—	—	—	83
Dividends declared:
Common stock	—	—	(23,048)	—	(23,048)
Preferred stock	—	—	(330)	—	(330)
Balance at December 31, 2015	$491,486	$8,918	$802,176	$(13,478)	$1,289,102
(a) Includes dividend equivalents related to our performance shares.

Washington Gas Light Company Components of Common Shareholder’s Equity
(In thousands)	Common Stock Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total
Balance at September 30, 2015	$46,479	$483,677	$557,848	$(6,712)	$1,081,292
Net income	—	—	54,612	—	54,612
Other comprehensive loss	—	—	—	124	124
Stock-based compensation	—	(117)	—	—	(117)
Dividends declared:
Common stock	—	—	(19,933)	—	(19,933)
Preferred stock	—	—	(330)	—	(330)
Balance at December 31, 2015	$46,479	$483,560	$592,197	$(6,588)	$1,115,648
WGL had 49,833,349 and 49,728,662 shares issued of common stock at December 31, 2015 and September 30, 2015, respectively. Washington Gas had 46,479,536 shares issued of common stock at both December 31, 2015 and September 30, 2015.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6. EARNINGS PER SHARE

Basic EPS of WGL is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS assumes the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period unless the effect of such issuance would be anti-dilutive. The following table reflects the computation of our basic and diluted EPS for the three months ended December 31, 2015 and 2014.

Basic and Diluted EPS
(in thousands, except per share data)	Net Income Applicable to Common Stock	Shares	Per Share Amount
Three Months Ended December 31, 2015
Basic EPS	$68,171	49,807	$1.37
Stock-based compensation plans	—	223
Diluted EPS	$68,171	50,030	$1.36
Three Months Ended December 31, 2014
Basic EPS	$63,888	49,946	$1.28
Stock-based compensation plans	—	145
Diluted EPS	$63,888	50,091	$1.28
For the three months ended December 31, 2015, 76,000 performance shares issuable pursuant to our stock-based compensation plans, were not considered in the diluted share calculation due to the anti-dilutive effect of such shares. There were no anti-dilutive shares for the three months ended December 31, 2014.
NOTE 7. INCOME TAXES

As of December 31, 2015 and September 30, 2015, our uncertain tax positions were approximately $35.6 million and $38.6 million, respectively, primarily due to the change in tax accounting for repairs. If the amounts of unrecognized tax benefits are eventually realized, it would not materially impact the effective tax rate. It is reasonably possible that the amount of the unrecognized tax benefit with respect to some of WGL’s and Washington Gas’ uncertain tax positions will significantly increase or decrease in the next 12 months. At this time, however, an estimate of the range of reasonably possible outcomes cannot be determined.
Under ASC Topic 740, Income Taxes, Washington Gas recognizes any accrued interest associated with uncertain tax positions in interest expense and recognizes any accrued penalties associated with uncertain tax positions in other expenses in the statements of income. At December 31, 2015 and September 30, 2015, we did not have an accrual of interest expense related to uncertain tax positions.
WGL files a consolidated federal tax return and various other state returns. We are no longer subject to income tax examinations by the Internal Revenue Service for years ended prior to September 30, 2012. Substantially all state income tax years in major jurisdictions are closed for years ended prior to September 30, 2011.
Effective October 1, 2015, WGL and Washington Gas early adopted ASU 2015-17. This standard amends the requirements to separately classify deferred income tax liabilities and assets into current and noncurrent amounts on a classified balance sheet and presently requires all deferred income tax liabilities and assets to be offset by taxing jurisdiction and classified as noncurrent. WGL and Washington Gas are applying ASU 2015-17 retrospectively. As a result of our retrospective adoption, $32.8 million and $24.7 million for WGL and Washington Gas, respectively, was reclassified from "Current Assets-Deferred income taxes" to "Deferred Credits-Deferred income taxes" on our September 30, 2015 balance sheets.

NOTE 8. DERIVATIVE AND WEATHER-RELATED INSTRUMENTS

DERIVATIVE INSTRUMENTS
Regulated Utility Operations
Washington Gas enters into contracts that qualify as derivative instruments and are accounted for under ASC Topic 815. These derivative instruments are recorded at fair value on our balance sheets and Washington Gas does not designate any derivatives as hedges under ASC Topic 815. Washington Gas’ derivative instruments relate to: (i) Washington Gas’ asset optimization program; (ii) managing price risk associated with the purchase of gas to serve utility customers and (iii) managing interest rate risk.
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
Regulatory sharing mechanisms allow the profits or losses from these transactions to be shared between Washington Gas' shareholders and customers; therefore, any changes in fair value are recorded through earnings, or as regulatory assets or liabilities to the extent that gains and losses associated with these derivative instruments will be included in the rates charged to customers when they are realized. Valuation changes for the portion of net profits or losses to be retained for shareholders may cause significant period-to-period volatility in earnings from unrealized gains and losses. This volatility does not change the locked-in operating margins that Washington Gas expects to ultimately realize from these transactions through the use of its storage and transportation capacity resources.
All physically and financially settled contracts under our asset optimization program are reported on a net basis in the statements of income in “Utility cost of gas.” Total net margins recorded to “Utility cost of gas” after sharing and management fees associated with all asset optimization transactions for the three months ended December 31, 2015 was a net gain of $26.8 million including an unrealized gain of $19.4 million. During the three months ended December 31, 2014 we recorded a gain of $31.1 million including an unrealized gain of $25.0 million.
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
Managing Interest-Rate Risk. Washington Gas may utilize derivative instruments that are designed to minimize the risk of interest-rate volatility associated with planned issuances of debt securities. Any gains and losses associated with these types of derivatives are recorded as regulatory liabilities or assets, respectively, and amortized in accordance with regulatory requirements, typically over the life of the newly issued debt.
Non-Utility Operations
Asset Optimization. WGL Midstream enters into derivative contracts for the purpose of optimizing its storage and transportation capacity as well as managing the transportation and storage assets on behalf of third parties. WGL Midstream does not designate these derivatives as hedges under ASC Topic 815; therefore, changes in the fair value of these derivative instruments are reflected in the earnings of our non-utility operations and may cause significant period-to-period volatility in earnings. The storage and transportation capacity utilized by WGL Midstream are not considered to be derivative instruments, and thus they are not recorded at fair value on our consolidated balance sheets.
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
In August 2015, WGL entered into two forward starting interest rate swap agreements, with a total notional amount of $125.0 million, and designated them as cash flow hedges in accordance with ASC 815. These derivatives hedge the variability in future interest payments due to changes in interest rates prior to WGL's expected issuance of 30-year debt in January 2018. The effective portion of changes in the fair value of qualified derivatives designated as cash flow hedges is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged forecasted transactions affects earnings. Any ineffective portion of these derivatives will be recognized directly through earnings as interest expense. Additionally, WGL elected cash flow hedge accounting for interest rate derivative instruments, which settled with the issuance of the related debt issuance in the first quarter of fiscal 2015. The effective portion of the gains and losses on the hedge were recorded within other comprehensive income and are being amortized over the life of the debt (through 2044). The amortization will be minimal for 2016.
Consolidated Operations
Reflected in the tables below is information for WGL as well as Washington Gas. The information for WGL includes derivative instruments for both utility and non-utility operations.

At December 31, 2015 and September 30, 2015, respectively, the absolute notional amounts of our derivatives were as follows:

Absolute Notional Amounts of Open Positions on Derivative Instruments
Derivative transactions	WGL Holdings, Inc.	Washington Gas
December 31, 2015	Notional Amounts
Natural Gas (In millions of therms)
Asset Optimization	21,553.3	13,148.3
Retail sales	57.0	—
Other risk-management activities	1,909.4	1,372.1
Electricity (In millions of kWhs)
Retail sales	4,758.2	—
Other risk-management activities	21,578.8	—
Interest Rate Swaps (In millions of dollars)	$125.0	$—
September 30, 2015
Natural Gas (In millions of therms)
Asset Optimization	20,829.2	13,316.7
Retail sales	52.2	—
Other risk-management activities	1,811.7	1,381.8
Electricity (In millions of kWhs)
Retail sales	4,292.7	—
Other risk-management activities	19,965.7	—
Interest Rate Swaps (In millions of dollars)	$125.0	$—

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the balance sheet classification for all derivative instruments as of December 31, 2015 and September 30, 2015.

WGL Holdings, Inc. Balance Sheet Classification of Derivative Instruments
(In millions)	Derivative Instruments Not Designated as Hedging Instruments		Derivative Instruments Designated as Hedging Instruments
As of December 31, 2015	Gross Derivative Assets	Gross Derivative Liabilities	Gross Derivative Assets	Gross Derivative Liabilities	Netting of Collateral	Total(a)
Current Assets—Derivatives	$22.9	$(0.9)	$—	$—	$—	$22.0
Deferred Charges and Other Assets—Derivatives	29.9	(0.2)	—	—	—	29.7
Current Liabilities—Derivatives	18.3	(100.7)	—	—	15.3	(67.1)
Deferred Credits—Derivatives	7.6	(276.2)	—	(2.3)	9.1	(261.8)
Total	$78.7	$(378.0)	$—	$(2.3)	$24.4	$(277.2)
As of September 30, 2015
Current Assets—Derivatives	$29.7	$(6.8)	$—	$—	$—	$22.9
Deferred Charges and Other Assets—Derivatives	32.3	(0.2)	—	—	—	32.1
Current Liabilities—Derivatives	9.8	(76.2)	—	—	2.9	(63.5)
Deferred Credits—Derivatives	2.7	(328.9)	—	(3.4)	7.3	(322.3)
Total	$74.5	$(412.1)	$—	$(3.4)	$10.2	$(330.8)

Washington Gas Light Company Balance Sheet Classification of Derivative Instruments(b)
(In millions)
As of December 31, 2015	Gross Derivative Assets	Gross Derivative Liabilities	Netting of Collateral	Total(a)
Current Assets—Derivatives	$6.5	$(0.4)	$—	$6.1
Deferred Charges and Other Assets—Derivatives	14.5	(0.2)	—	14.3
Current Liabilities—Derivatives	5.0	(30.9)	1.9	(24.0)
Deferred Credits—Derivatives	—	(228.5)	—	(228.5)
Total	$26.0	$(260.0)	$1.9	$(232.1)
As of September 30, 2015
Current Assets—Derivatives	$5.2	$(0.6)	$—	$4.6
Deferred Charges and Other Assets—Derivatives	13.3	(0.1)	—	13.2
Current Liabilities—Derivatives	1.9	(35.8)	—	(33.9)
Deferred Credits—Derivatives	—	(269.7)	—	(269.7)
Total	$20.4	$(306.2)	$—	$(285.8)
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
(b) Washington Gas did not have any derivative instruments outstanding that were designated as hedging instruments at December 31, 2015 or September 30, 2015.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents all gains and losses associated with derivative instruments for the three months ended December 31, 2015 and 2014.

Gains and Losses on Derivative Instruments
(In millions)	WGL Holdings, Inc.		Washington Gas
Three Months Ended December 31,	2015	2014	2015	2014
Recorded to income
Operating revenues—non-utility	$25.7	$75.4	$—	$—
Utility cost of gas	21.4	25.8	21.4	25.8
Non-utility cost of energy-related sales	7.5	(49.6)	—	—
Interest expense	—	(0.4)	—	—
Recorded to regulatory assets
Gas costs	34.8	28.2	34.8	28.2
Recorded to other comprehensive income(a)	1.1	(8.2)	—	—
Total	$90.5	$71.2	$56.2	$54.0
(a) Represents the effective portion of our cash flow hedges.
Collateral
WGL utilizes standardized master netting agreements, which facilitate the netting of cash flows into a single net exposure for a given counterparty. As part of these master netting agreements, cash, letters of credit and parental guarantees may be required to be posted or obtained from counterparties in order to mitigate credit risk related to both derivatives and non-derivative positions. Under WGL’s offsetting policy, collateral balances are offset against the related counterparties’ derivative positions to the extent the application would not result in the over-collateralization of those derivative positions on the balance sheet. At December 31, 2015, Washington Gas, WGL Energy Services and WGL Midstream posted $8.6 million, $24.1 million and $8.9 million, respectively, of collateral deposits with counterparties that were not offset against open and settled derivative contracts. At September 30, 2015, Washington Gas, WGL Energy Services and WGL Midstream posted $3.5 million, $12.4 million and $3.5 million, respectively, of collateral deposits with counterparties that were not offset against open and settled derivative contracts. At December 31, 2015, Washington Gas and WGL Midstream held $0.4 million and $0.7 million, respectively, of cash collateral representing an obligation to counterparties that was not offset against open and settled derivative contracts. At September 30, 2015, Washington Gas and WGL Midstream held $3.8 million and $0.4 million, respectively of cash collateral representing an obligation to counterparties that was not offset against open and settled derivative contracts. Any collateral posted that is not offset against open and settled derivative contracts is included in “Other prepayments” in the accompanying balance sheets. Collateral received and not offset against open and settled derivative contracts is included in “Customer deposits and advance payments” in the accompanying balance sheets.
Certain derivative instruments of Washington Gas, WGL Energy Services and WGL Midstream contain contract provisions that require collateral to be posted if the credit rating of Washington Gas or WGL falls below certain levels or if counterparty exposure to WGL Energy Services or WGL Midstream exceeds a certain level. Due to counterparty exposure levels, at December 31, 2015, WGL Energy Services posted $16.9 million of collateral related to its derivative liabilities that contained credit-related contingent features. At September 30, 2015, WGL Energy Services posted $10.3 million of collateral related to these aforementioned derivative liabilities. Washington Gas and WGL Midstream were not required to post any collateral related to their respective derivative liabilities that contained credit-related contingent features at December 31, 2015 or September 30, 2015. The following table shows the aggregate fair value of all derivative instruments with credit-related contingent features that are in a liability position, as well as the maximum amount of collateral that would be required if the most intrusive credit-risk-related contingent features underlying these agreements were triggered on December 31, 2015 and September 30, 2015, respectively.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Potential Collateral Requirements for Derivative Liabilities with Credit-Risk-Contingent Features
(In millions)	WGL Holdings, Inc.	Washington Gas
December 31, 2015
Derivative liabilities with credit-risk-contingent features	$63.5	$17.1
Maximum potential collateral requirements	53.6	15.0
September 30, 2015
Derivative liabilities with credit-risk-contingent features	$61.7	$18.9
Maximum potential collateral requirements	54.6	18.8
Washington Gas, WGL Energy Services and WGL Midstream do not enter into derivative contracts for speculative purposes.
Concentration of Credit Risk
We are exposed to credit risk from derivative instruments with wholesale counterparties, which is represented by the fair value of these instruments at the reporting date. We actively monitor and work to minimize counterparty concentration risk through various practices. At December 31, 2015, two counterparties represented over 10% of Washington Gas’ credit exposure to wholesale derivative counterparties for a total credit risk of $19.1 million; three counterparties represented over 10% of WGL Energy Services’ credit exposure to wholesale counterparties for a total credit risk of $1.0 million; and one counterparty represented over 10% of WGL Midstream’s credit exposure to wholesale counterparties for a total credit risk of $13.5 million.
WEATHER-RELATED INSTRUMENTS
Washington Gas did not use any weather-related instruments during the three months ended December 31, 2015 and 2014.
WGL Energy Services utilizes weather-related instruments for managing the financial effects of weather risks. These instruments cover a portion of WGL Energy Services’ estimated revenue or energy-related cost exposure to variations in heating or cooling degree days. These contracts provide for payment to WGL Energy Services of a fixed-dollar amount for every degree day over or under specific levels during the calculation period depending upon the type of contract executed. For the three months ended December 31, 2015 and 2014, WGL Energy Services recorded a pre-tax gain of $6.0 million and a pre-tax loss of $1.7 million, respectively, related to these contracts.

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
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Level 1.Level 1 of the fair value hierarchy consists of assets or liabilities that are valued using observable inputs based upon unadjusted quoted prices in active markets for identical assets or liabilities at the reporting date. WGL did not have any Level 1 derivatives at December 31, 2015 or September 30, 2015.
Level 2.Level 2 of the fair value hierarchy consists of assets or liabilities that are valued using directly or indirectly observable inputs either corroborated with market data or based on exchange traded market data. Level 2 includes fair values based on industry-standard valuation techniques that consider various assumptions: (i) quoted forward prices, including the use of mid-market pricing within a bid/ask spread; (ii) discount rates; (iii) implied volatility and (iv) other economic factors. Substantially all of these assumptions are observable throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the relevant market. At December 31, 2015 and September 30, 2015, Level 2 financial assets and liabilities included energy-related derivatives such as financial contracts, options and physical forward contracts for deliveries at active market locations, as well as our interest rate hedges.
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
At December 31, 2015 and September 30, 2015, Level 3 derivative assets and liabilities included: (i) physical contracts valued at illiquid market locations with no observable market data; (ii) long-dated positions where observable pricing is not available over the life of the contract; (iii) contracts valued using historical spot price volatility assumptions and (iv) valuations using indicative broker quotes for inactive market locations.

The following tables set forth financial instruments recorded at fair value as of December 31, 2015 and September 30, 2015, respectively. A financial instrument’s classification within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

WGL Holdings, Inc. Fair Value Measurements Under the Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Total
At December 31, 2015
Assets
Natural gas related derivatives	$—	$25.3	$35.7	$61.0
Electricity related derivatives	—	2.2	15.5	17.7
Total Assets	$—	$27.5	$51.2	$78.7
Liabilities
Natural gas related derivatives	$—	$(56.1)	$(279.3)	$(335.4)
Electricity related derivatives	—	(2.7)	(39.9)	(42.6)
Interest rate derivatives	—	(2.3)	—	(2.3)
Total Liabilities	$—	$(61.1)	$(319.2)	$(380.3)
At September 30, 2015
Assets
Natural gas related derivatives	$—	$22.7	$28.5	$51.2
Electricity related derivatives	—	2.0	21.3	23.3
Total Assets	$—	$24.7	$49.8	$74.5
Liabilities
Natural gas related derivatives	$—	$(33.9)	$(338.2)	$(372.1)
Electricity related derivatives	—	(2.7)	(37.3)	(40.0)
Interest rate derivatives	—	(3.4)	—	(3.4)
Total Liabilities	$—	$(40.0)	$(375.5)	$(415.5)

Washington Gas Light Company Fair Value Measurements Under the Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Total
At December 31, 2015
Assets
Natural gas related derivatives	$—	$12.8	$13.2	$26.0
Total Assets	$—	$12.8	$13.2	$26.0
Liabilities
Natural gas related derivatives	$—	$(24.7)	$(235.3)	$(260.0)
Total Liabilities	$—	$(24.7)	$(235.3)	$(260.0)
At September 30, 2015
Assets
Natural gas related derivatives	$—	$6.9	$13.5	$20.4
Total Assets	$—	$6.9	$13.5	$20.4
Liabilities
Natural gas related derivatives	$—	$(11.6)	$(294.6)	$(306.2)
Total Liabilities	$—	$(11.6)	$(294.6)	$(306.2)

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table includes quantitative information about the significant unobservable inputs used in the fair value measurement of our Level 3 financial instruments and the respective fair values of the net derivative asset and liability positions, by contract type, as of December 31, 2015 and September 30, 2015.

Quantitative Information about Level 3 Fair Value Measurements
(In millions)	Net Fair Value December 31, 2015	Valuation Techniques	Unobservable Inputs	Range

WGL Holdings, Inc.
Natural gas related derivatives	$(243.6)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($1.147) - $3.148
		Option Model	Natural Gas Basis Price (per dekatherm)	($0.183) - $3.208
			Annualized Volatility of Spot Market Natural Gas	25.0% - 755.3%
Electricity related derivatives	$(24.4)	Discounted Cash Flow	Electricity Congestion Price (per megawatt hour)	($6.32) - $71.75

Washington Gas Light Company
Natural gas related derivatives	$(222.1)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($1.147) - $2.250

	Net Fair Value September 30, 2015

WGL Holdings, Inc.
Natural gas related derivatives	$(309.7)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($1.441) - $3.580
		Option Model	Natural Gas Basis Price (per dekatherm)	($1.283) - $2.950
			Annualized Volatility of Spot Market Natural Gas	22.5% - 867.0%
Electricity related derivatives	$(16.0)	Discounted Cash Flow	Electricity Congestion Price (per megawatt hour)	($5.75) - $73.35

Washington Gas Light Company
Natural gas related derivatives	$(281.1)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($1.441) - $3.500

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables are a summary of the changes in the fair value of our derivative instruments that are measured at net fair value on a recurring basis in accordance with ASC Topic 820 using significant Level 3 inputs during the three months ended December 31, 2015 and 2014, respectively.

WGL Holdings, Inc. Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Total
Three Months Ended December 31, 2015
Balance at October 1, 2015	$(309.7)	$(16.0)	$(325.7)
Realized and unrealized gains (losses)
Recorded to income	22.8	(22.3)	0.5
Recorded to regulatory assets—gas costs	29.6	—	29.6
Transfers into Level 3	(0.9)	—	(0.9)
Transfers out of Level 3	8.9	—	8.9
Purchases	—	6.4	6.4
Settlements	5.7	7.5	13.2
Balance at December 31, 2015	$(243.6)	$(24.4)	$(268.0)
Three Months Ended December 31, 2014
Balance at October 1, 2014	$(294.7)	$(5.0)	$(299.7)
Realized and unrealized gains (losses)
Recorded to income	20.3	(10.9)	9.4
Recorded to regulatory assets—gas costs	13.6	—	13.6
Transfers out of Level 3	(1.7)	—	(1.7)
Purchases	—	3.2	3.2
Settlements	9.9	1.2	11.1
Balance at December 31, 2014	$(252.6)	$(11.5)	$(264.1)

Washington Gas Light Company Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
(In millions)	Natural Gas Related Derivatives
Three Months Ended December 31, 2015
Balance at October 1, 2015	$(281.1)
Realized and unrealized gains (losses)
Recorded to income	17.0
Recorded to regulatory assets—gas costs	29.6
Transfers into Level 3	(0.2)
Transfers out of Level 3	8.8
Settlements	3.8
Balance at December 31, 2015	$(222.1)
Three Months Ended December 31, 2014
Balance at October 1, 2014	$(270.6)
Realized and unrealized gains (losses)
Recorded to income	14.7
Recorded to regulatory assets—gas costs	13.6
Transfers out of Level 3	(1.7)
Settlements	9.2
Balance at December 31, 2014	$(234.8)
Transfers between different levels of the fair value hierarchy may occur based on the level of observable inputs used to value the instruments from period to period. It is our policy to show both transfers into and out of the different levels of the fair value hierarchy at the fair value as of the beginning of the reporting period. Transfers out of Level 3 during the three months

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

ended December 31, 2015 and 2014 were due to an increase in valuations using observable market inputs. Transfers into Level 3 during the three months ended December 31, 2015 were due to an increase in unobservable market inputs used in valuations. There were no transfers into Level 3 during the three months ended December 31, 2014.
The table below sets forth the line items on the statements of income to which amounts are recorded for the three months ended December 31, 2015 and 2014, respectively, related to fair value measurements using significant Level 3 inputs.

WGL Holdings, Inc. Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Total
Three Months Ended December 31, 2015
Operating revenues—non-utility	$9.5	$(12.2)	$(2.7)
Utility cost of gas	17.0	—	17.0
Non-utility cost of energy-related sales	(3.7)	(10.1)	(13.8)
Total	$22.8	$(22.3)	$0.5
Three Months Ended December 31, 2014
Operating revenues—non-utility	$10.5	$20.8	$31.3
Utility cost of gas	14.7	—	14.7
Non-utility cost of energy-related sales	(4.9)	(31.7)	(36.6)
Total	$20.3	$(10.9)	$9.4

Washington Gas Light Company Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
(In millions)	Natural Gas Related Derivatives
Three Months Ended December 31, 2015
Utility cost of gas	$17.0
Total	$17.0
Three Months Ended December 31, 2014
Utility cost of gas	$14.7
Total	$14.7

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Unrealized gains (losses) attributable to derivative assets and liabilities measured using significant Level 3 inputs were recorded as follows, for the three months ended December 31, 2015 and 2014, respectively.

WGL Holdings, Inc. Unrealized Gains (Losses) Recorded for Level 3 Measurements
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Total
Three Months Ended December 31, 2015
Recorded to income
Operating revenues—non-utility	$11.3	$(5.0)	$6.3
Utility cost of gas	15.9	—	15.9
Non-utility cost of energy-related sales	(4.4)	(3.6)	(8.0)
Recorded to regulatory assets—gas costs	27.0	—	27.0
Total	$49.8	$(8.6)	$41.2
Three Months Ended December 31, 2014
Recorded to income
Operating revenues—non-utility	$11.9	$20.8	$32.7
Utility cost of gas	14.8	—	14.8
Non-utility cost of energy-related sales	(5.5)	(27.1)	(32.6)
Recorded to regulatory assets—gas costs	18.5	—	18.5
Total	$39.7	$(6.3)	$33.4

Washington Gas Light Company Unrealized Gains (Losses) Recorded for Level 3 Measurements
(In millions)	Natural Gas Related Derivatives
Three Months Ended December 31, 2015
Recorded to income - utility cost of gas	$15.9
Recorded to regulatory assets—gas costs	27.0
Total	$42.9
Three Months Ended December 31, 2014
Recorded to income - utility cost of gas	$14.8
Recorded to regulatory assets—gas costs	18.5
Total	$33.3
The following table presents the carrying amounts and estimated fair values of our financial instruments at December 31, 2015 and September 30, 2015.

WGL Holdings, Inc. Fair Value of Financial Instruments
	December 31, 2015		September 30, 2015
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Money market funds(a)	$21.4	$21.4	$11.0	$11.0
Other short-term investments(a)	$0.5	$0.5	$0.4	$0.4
Commercial paper (b)	$527.9	$527.9	$332.0	$332.0
Long-term debt(c)	$945.6	$1,028.5	$944.2	$1,057.9

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Washington Gas Light Company Fair Value of Financial Instruments
	December 31, 2015		September 30, 2015
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Money market funds(a)	$5.7	$5.7	$4.3	$4.3
Other short-term investments(a)	$0.5	$0.5	$0.4	$0.4
Commercial paper (b)	$207.5	$207.5	$89.0	$89.0
Long-term debt(c)	$697.2	$789.3	$695.9	$811.9

(a)	Balance is located in cash and cash equivalents in the accompanying balance sheets. These amounts may be offset by outstanding checks.

(b)	Balance is located in notes payable in the accompanying balance sheets.

(c)	Less current maturities and unamortized discounts.
Our money market funds are Level 1 valuations and their carrying amount approximates fair value. Other short-term investments are primarily overnight investment accounts; therefore, their carrying amount approximates fair value based on Level 2 inputs. The maturity of our commercial paper outstanding at both December 31, 2015 and September 30, 2015 is under 30 days. Due to the short term nature of these notes, the carrying cost of our commercial paper approximates fair value using Level 2 inputs. Neither WGL’s nor Washington Gas’ long-term debt is actively traded. The fair value of long-term debt was estimated based on the quoted market prices of the U.S. Treasury issues having a similar term to maturity, adjusted for the credit quality of the debt issuer, WGL or Washington Gas. Our long-term debt fair value measurement is classified as Level 3.
Non Recurring Basis
During the three months ended December 31, 2014, Washington Gas Resources recorded an impairment charge on its investment in ASDHI to its fair value using the income approach. The amount of the impairment was equivalent to the amount of the carrying value of $5.6 million and was due to management’s assumption of the current valuation and expected return from the investment. The fair value of this investment was a Level 3 measurement.

NOTE 10. OPERATING SEGMENT REPORTING

We have four reportable operating segments: regulated utility, retail energy-marketing, commercial energy systems and midstream energy services. The division of these segments into separate revenue generating components is based upon regulation, products and services. Our chief operating decision maker is our Chief Executive Officer and we evaluate segment performance based on Earnings Before Interest and Taxes (EBIT). EBIT is defined as earnings before interest and taxes from continuing operations. Items we do not include in EBIT are interest expense, intercompany financing activity, dividends on Washington Gas preferred stock, and income taxes. EBIT includes transactions between reportable segments. We also evaluate our operating segments based on other relevant factors, such as penetration into their respective markets and return on equity.
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
The following tables present operating segment information for the three months ended December 31, 2015 and 2014.

Operating Segment Financial Information
(In thousands)	Operating Revenues(a)	Depreciation and Amortization	Equity in Earnings of Unconsolidated Affiliates	EBIT	Total Assets	Capital Expenditures	Equity Method Investments
Three Months Ended December 31, 2015
Regulated utility	$295,246	$27,595	$—	$99,289	$4,400,622	$83,561	$—
Retail energy-marketing	289,395	306	—	(567)	482,780	430	—
Commercial energy systems	15,622	3,481	394	943	729,312	17,022	62,618
Midstream energy services	21,210	35	869	20,839	258,013	—	82,565
Other activities	—	—	—	(780)	273,819	—	—
Eliminations(b)	(8,089)	(5)	—	27	(644,291)	—	—
Total consolidated	$613,384	$31,412	$1,263	$119,751	$5,500,255	$101,013	$145,183
Three Months Ended December 31, 2014
Regulated utility	$387,193	$26,952	$—	$114,627	$4,200,780	$89,603	$—
Retail energy-marketing	330,489	167	—	(15,895)	436,204	34	—
Commercial energy systems	9,539	2,235	577	259	544,682	43,317	66,100
Midstream energy services	28,092	31	536	26,771	249,789	—	36,167
Other activities	—	—	31	(7,099)	409,123	—	48
Eliminations(b)	(6,076)	(25)	—	(32)	(692,486)	—	—
Total consolidated	$749,237	$29,360	$1,144	$118,631	$5,148,092	$132,954	$102,315
(a) Operating revenues are reported gross of revenue taxes. Operating revenue amounts in the “Eliminations” row represent total intersegment revenues associated with sales from the regulated utility segment to the retail energy-marketing segment. Midstream Energy Services’ cost of energy related sales is netted with its gross revenues.

(b) Eliminations include any trading activities, including mark-to market valuations, between WGL Midstream and WGL Energy Services, intercompany loans and a timing difference between Commercial Energy Systems’ recognition of revenue for the sale of Renewable Energy Credits (RECs) to Retail Energy-Marketing and Retail Energy-Marketing’s recognition of the associated expense. Retail Energy-Marketing has recorded a portion of the REC’s purchased as inventory to be used in future periods at which time they will be expensed.

The following table provides a reconciliation from EBIT to net income applicable to common stock.

	Three Months Ended December 31,
(In thousands)	2015	2014
Total consolidated EBIT	$119,751	$118,631
Interest expense	12,760	12,310
Income before income taxes	106,991	106,321
Income tax expense	38,490	42,103
Net income	68,501	64,218
Dividends on Washington Gas Light Company preferred stock	330	330
Net income applicable to common stock	$68,171	$63,888
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
Unconsolidated affiliates are unconsolidated VIEs and other entities evaluated under the voting interest method in which we do not have a controlling financial interest, but over which we have varying degrees of influence. Where we have significant influence, the affiliates are accounted for as equity method investments. Where we do not have significant influence, the affiliates are accounted for under the cost method. Investments in, and advances to, affiliated companies are presented in the caption “Investments in unconsolidated affiliates” in the accompanying Consolidated Balance Sheets.
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
At December 31, 2015, WGL and its subsidiaries are not the primary beneficiary for any of the above VIEs, therefore we have not consolidated any of the VIE entities. The nature of WGL’s involvement with these investments lacks the characteristics of a controlling financial interest. WGL either does not have control over any of the VIEs’ activities that are economically significant to the VIEs and/or WGL does not have the obligation to absorb expected losses or the right to receive expected gains that could be significant to the VIE.
Meade
In 2014, WGL through its subsidiary WGL Midstream, entered into a limited liability company agreement and formed Meade, a Delaware limited liability company to partner with Transcontinental Gas Pipe Line Company, LLC (Williams) to invest in a regulated pipeline project called Central Penn Pipeline (Central Penn). The Central Penn will be an approximately 185-mile pipeline originating in Susquehanna County, Pennsylvania and extending to Lancaster County, Pennsylvania that will have the capacity to transport and deliver up to approximately 1.7 million dekatherms per day of natural gas.
WGL Midstream plans to invest an estimated $410 million for a 55% interest in Meade. Meade is accounted for under the HLBV equity method of accounting, and any profits and losses are included in “Equity in earnings of unconsolidated affiliates” in the accompanying Consolidated Statements of Income and are added to or subtracted from the carrying amount of WGL’s investment balance. At December 31, 2015 and September 30, 2015, WGL Midstream held a $36.3 million and $30.5 million, respectively, equity method investment in Meade.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Our maximum financial exposure includes contributions and guarantees on behalf of WGL Midstream. Our maximum exposure to loss at December 31, 2015 was $59.4 million, which represents the minimum funding requirements owed to Williams under the Construction and Ownership Agreement should Meade terminate its agreement with Williams early.
SunEdison/Nextility
WGSW is party to two agreements to fund residential and commercial retail solar energy installations with two separate companies. WGSW has a master purchase agreement and master lease agreement with SunEdison, Inc. (SunEdison) and Nextility, Inc. (Nextility) for sale/leaseback arrangements for residential and commercial solar systems.
Our agreements with SunEdison and Nextility are accounted for as direct financing leases. WGSW records associated interest in the financing leases in “Other income (expenses)-net” line in the accompanying Consolidated Statements of Income. WGSW held a $36.5 million and $37.2 million combined investment in direct financing leases at December 31, 2015 and September 30, 2015, respectively, of which $1.7 million and $2.0 million are current receivables recorded in “Accounts Receivable” in the accompanying Consolidated Balance Sheets at December 31, 2015 and September 30, 2015, respectively.
Minimum future lease payments receivable under direct financing leases over the next five fiscal years and thereafter are as follows:

Minimum Payments Receivable for Direct Financing Leases
(In millions)
Remainder of 2016	$2.2
2017	2.2
2018	2.2
2019	2.1
2020	2.2
Thereafter	30.7
Total	$41.6
Minimum payments receivable exclude $9.7 million of residual values and $4.6 million in tax credits. Associated with these investments, WGSW holds $19.4 million of unearned income on its balance sheet. The initial direct costs (incurred in FY 2012) associated with these investments was $0.7 million.
Our maximum financial exposure from solar agreements is limited to WGSW's lease payment receivables and investment contributions made to these companies. Our exposure is offset by the owned physical assets received as part of the transaction and the quick economic return for the investment through the investment tax credit/treasury grant proceeds and accelerated depreciation.
ASD
In addition to SunEdison and Nextility, WGSW is also a limited partner in ASD, a limited partnership formed to own and operate a portfolio of residential solar projects, primarily rooftop photovoltaic power generation systems. As a limited partner, WGSW provided funding to the partnership but does not have power to direct the activities that most significantly affect the operations and economic performance of the entity. In January 2014, the funding commitment period expired for the partnership. WGSW’s maximum financial exposure is limited to its contributions made to the partnership, which were a total of $72.6 million.
Our investment in ASD is accounted for under the HLBV equity method of accounting; any profits and losses are included in “Equity in earnings of unconsolidated affiliates” in the accompanying Consolidated Statements of Income and are added to or subtracted from the carrying amount of WGSW’s investment balance. At December 31, 2015 and September 30, 2015, WGSW held a $62.6 million and $63.5 million, respectively, equity method investment in ASD.
ASD is consolidated by the general partner, Solar Direct LLC. Solar Direct LLC is a wholly owned subsidiary of American Solar Direct Inc. (ASDI). At December 31, 2015, the carrying amount of WGSW’s investment in ASD exceeded the amount of the underlying equity in net assets by $35.9 million due to WGSW recording additions to its investment in ASD’s net assets at fair value of contributions in accordance with GAAP. This basis difference is being amortized over the life of the assets.
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
Constitution
In 2013, WGL Midstream invested in Constitution Pipeline Company, LLC (Constitution). WGL Midstream will invest an estimated aggregate amount of $83 million in the project for a 10% share in the pipeline venture over the term of the agreement. This natural gas pipeline venture will transport natural gas from the Marcellus region in northern Pennsylvania to major northeastern markets. Constitution is accounted for under the equity method of accounting; any profits and losses are included in “Equity in earnings of unconsolidated affiliates” in the accompanying Consolidated Statements of Income and are added to or subtracted from the carrying amount of WGL’s investment balance. The equity method is considered appropriate because Constitution is an LLC with specific ownership accounts and ownership between five and fifty percent resulting in WGL Midstream maintaining a more than minor influence over the partnership operating and financing policies. WGL Midstream held a $36.3 million equity method investment in Constitution at December 31, 2015.
At December 31, 2015, WGL Midstream's maximum financial exposure is limited to its contributions made to the partnership, which was a total of $31.8 million.
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
WGL Midstream expects to invest, in scheduled capital contributions through the in-service date of the pipeline, its pro rata share (based on its 7% equity interest) of project costs, an estimated aggregate amount of approximately $228 million. WGL Midstream held a $9.9 million equity method investment in Mountain Valley at December 31, 2015. The equity method is considered appropriate because Mountain Valley is an LLC with specific ownership accounts and ownership between five and fifty percent resulting in WGL Midstream maintaining a more than minor influence over the partnership operating and financing policies.
Our maximum financial exposure includes guarantees on behalf of WGL Midstream and another partner in the venture. WGL's maximum exposure to loss due to the provided guarantees was $20.0 million at December 31, 2015 which represents a $14.0 million minimum funding requirement for WGL Midstream and the guarantee on behalf of one of the other partners.
In addition, WGL Midstream entered into an agreement to finance capital commitments as they are made by one of the other partners in the venture for an estimated aggregate amount of approximately $97.9 million, which represents the estimated total funding requirements for that partner's 3% ownership interest in the joint venture, inclusive of the minimum funding requirement. WGL Midstream has provided funding of $4.2 million as of December 31, 2015 related to this agreement.
The balance sheet location of the investments discussed in this footnote at December 31, 2015 and September 30, 2015 are as follows:

WGL Holdings, Inc. Balance Sheet Location of Other Investments
As of December 31, 2015 (in millions)	VIEs	Non-VIEs		Total
Assets
Investments in unconsolidated affiliates	$98.9	$46.3		$145.2
Investments in direct financing leases, capital leases	34.8	—		34.8
Accounts receivable	1.7	4.2	(a)	5.9
Total assets	$135.4	$50.5		$185.9
As of September 30, 2015 (in millions)
Assets
Investments in unconsolidated affiliates	$94.0	$42.9		$136.9
Investments in direct financing leases, capital leases	35.2	—		35.2
Accounts receivable	2.0	4.2	(a)	6.2
Total assets	$131.2	$47.1		$178.3

(a) Represents the financing provided to another partner in Mountain Valley to fund its capital commitment. Acquired ownership interest represents the collateral for repayment of the financing.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

The income statement location of the investments discussed in this footnote for the three months ended December 31, 2015 and 2014 are as follows:

WGL Holdings, Inc. Income Statement Location of Other Investments
(In millions)	VIEs	Non-VIEs	Total
Three Months Ended December 31, 2015
Equity in earnings of unconsolidated affiliates	$0.4	$0.9	$1.3
Depreciation and amortization	0.1	—	0.1
Other income—net	0.9	—	0.9
Net income	$1.2	$0.9	$2.1
Three Months Ended December 31, 2014
Equity in earnings of unconsolidated affiliates	$0.6	$0.5	$1.1
Depreciation and amortization	0.1	—	0.1
Other income (expenses)—net	0.6	(5.6)	(5.0)
Net income (loss)	$1.1	$(5.1)	$(4.0)

NOTE 12. RELATED PARTY TRANSACTIONS

WGL and its subsidiaries engage in transactions in the ordinary course of business. Inter-company transactions and balances have been eliminated from the consolidated financial statements of WGL, except as described below. Washington Gas provides accounting, treasury, legal and other administrative and general support to affiliates, and files consolidated tax returns that include affiliated taxable transactions. Washington Gas bills its affiliates in accordance with regulatory requirements for the actual cost of providing these services, which approximates their market value. To the extent such billings are not yet paid, they are reflected in “Receivables from associated companies” on Washington Gas’ balance sheets. Washington Gas assigns or allocates these costs directly to its affiliates and, therefore, does not recognize revenues or expenses associated with providing these services. Washington Gas believes that allocations based on broad measures of business activity are appropriate for allocating expenses resulting from common services.  Affiliate entities are allocated a portion of common services based on a formula driven by appropriate indicators of activity, as approved by management.
In connection with billing for unregulated third party marketers and with other miscellaneous billing processes, Washington Gas collects cash on behalf of affiliates and transfers the cash in a reasonable time period. Cash collected by Washington Gas on behalf of its affiliates but not yet transferred is recorded in “Payables to associated companies” on Washington Gas’ balance sheets. The following table presents the receivables and payables from associated companies as of December 31, 2015 and September 30, 2015.

Washington Gas Receivables / Payables from Associated Companies
(In millions)	December 31, 2015	September 30, 2015
Receivables from Associated Companies	$4.5	$3.2
Payables to Associated Companies	$82.3	$68.6
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

Washington Gas - Gas Balancing Service Charges
	Three Months Ended December 31,
(In millions)	2015	2014
Gas balancing service charge	$7.1	$5.5

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

As a result of these balancing services, an imbalance is created for volumes of natural gas received by Washington Gas that are not equal to the volumes of natural gas delivered to customers of the energy marketers. WGL Energy Services recognized accounts payable to Washington Gas of $3.2 million and $0.5 million at December 31, 2015 and September 30, 2015, respectively, related to an imbalance in gas volumes. Due to regulatory treatment, these payables and receivables are not eliminated in the consolidated financial statements of WGL. Refer to Note 1—Accounting Policies of the Notes to Consolidated Financial Statements of the combined Annual Report on Form 10-K for the fiscal year ended September 30, 2015 for further discussion of these imbalance transactions.
Washington Gas participates in a Purchase of Receivables (POR) program as approved by the PSC of MD, whereby it purchases receivables from participating energy marketers at approved discount rates. In addition, WGL Energy Services participates in POR programs with certain Maryland and Pennsylvania utilities, whereby it sells its receivables to various utilities, including Washington Gas, at approved discount rates. The receivables purchased by Washington Gas are included in “Accounts receivable” in the accompanying balance sheet. Any activity between Washington Gas and WGL Energy Services related to the POR program has been eliminated in the accompanying financial statements for WGL. At December 31, 2015 and September 30, 2015, Washington Gas had balances of $8.6 million and $6.6 million, respectively, of purchased receivables from WGL Energy Services.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 13. COMMITMENTS AND CONTINGENCIES

REGULATORY CONTINGENCIES
Certain legal and administrative proceedings incidental to our business, including regulatory contingencies, involve WGL and/or its subsidiaries. In our opinion, we have recorded an adequate provision for probable losses or refunds to customers for regulatory contingencies related to these proceedings. The following is an update on significant regulatory matters pending.
District of Columbia Jurisdiction
Investigation into Washington Gas’ Cash Reimbursement to Competitive Service Providers (CSPs). On August 5, 2014, the Office of the People’s Counsel’s (“OPC”) of DC filed a complaint with the PSC of DC requesting that the Commission open an investigation into Washington Gas’ payments to CSPs to cash-out over-deliveries of natural gas supplies during the 2008-2009 winter heating season. OPC asserted that Washington Gas made excess payments in the amount of $2.4 million to CSPs. On December 19, 2014, the PSC of DC granted the OPC of DC’s request and opened a formal investigation. On October 27, 2015, the PSC of DC issued an order finding that Washington Gas, in performing the cash-out, had violated D.C. Code 34-1101’s requirement that no service shall be provided without Commission approval. The PSC of DC directed Washington Gas to provide calculations showing what the impact would have been had Washington Gas made volumetric adjustments to CSP deliveries as of April 2009, which Washington Gas calculates would result in a refund of approximately $2.4 million, which was recognized by WGL in fiscal year 2015. On February 3, 2016, the PSC of DC issued an order denying OPC’s application for reconsideration and granting in part, and denying in part, Washington Gas’s application for reconsideration.  The PSC of DC directed the parties to file initial briefs by February 18, 2016, and reply briefs by February 28, 2016, on the issue of whether a “fairer way” to reconcile the over-deliveries by CSPs is through volumetric adjustments, or through cash payments.

FINANCIAL GUARANTEES
WGL has guaranteed payments primarily for certain commitments on behalf of Washington Gas, WGL Energy Services, WGL Energy Systems and WGL Midstream. At December 31, 2015, these guarantees totaled $30.7 million, $259.0 million, $8.6 million and $333.5 million for Washington Gas, WGL Energy Services, WGL Energy Systems and WGL Midstream, respectively. At December 31, 2015, WGL also had guarantees on behalf of other subsidiaries totaling $2.0 million. The amount of such guarantees is periodically adjusted to reflect changes in the level of WGL's financial exposure related to these commitments. For all of our financial guarantees, WGL may cancel any or all future obligations upon written notice to the counterparty, but WGL would continue to be responsible for the obligations created under the guarantees prior to the effective date of the cancellation. WGL has also guaranteed payments for certain of our external partners. At December 31, 2015, these guarantees totaled $8.6 million and the fair value of these guarantees was insignificant.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 14. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

The following table shows the components of net periodic benefit costs (income) recognized in our financial statements during the three months ended December 31, 2015 and 2014.

Components of Net Periodic Benefit Costs (Income)
	Three Months Ended December 31,
	2015		2014
(In millions)	Pension Benefits	Health and Life Benefits	Pension Benefits	Health and Life Benefits
Service cost	$3.5	$1.1	$3.9	$1.7
Interest cost	10.3	3.3	9.8	3.7
Expected return on plan assets	(10.2)	(5.1)	(11.2)	(5.2)
Amortization of prior service cost (credit)	0.1	(4.4)	0.1	(3.8)
Amortization of net actuarial loss	4.2	0.3	4.7	1.1
Net periodic benefit cost (income)	7.9	(4.8)	7.3	(2.5)
Amount allocated to construction projects	(1.3)	1.0	(1.1)	0.5
Amount deferred as regulatory asset/liability—net	1.8	(0.1)	1.8	(0.1)
Amount charged (credited) to expense	$8.4	$(3.9)	$8.0	$(2.1)
Amounts included in the line item “Amount deferred as regulatory asset/liability-net,” as shown in the table above, represent the amortization of previously unrecovered costs of the applicable pension benefits or the health and life benefits as approved in the District of Columbia. These balances are being amortized over a five year period.

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables show the changes in accumulated other comprehensive income (loss) for WGL and Washington Gas by component for the three months ended December 31, 2015 and 2014.

WGL Holdings, Inc. Changes in Accumulated Other Comprehensive Income (Loss) by Component
(In thousands)	Three Months Ended December 31,
	2015	2014
Beginning Balance	$(14,236)	$(7,961)
Qualified cash flow hedging instruments(a)	1,084	(8,265)
Amortization of net prior service credit(b)	(214)	(171)
Amortization of net actuarial loss(b)	419	484
Current-period other comprehensive income (loss)	1,289	(7,952)
Income tax expense (benefit) related to other comprehensive income (loss)	531	(3,947)
Ending Balance	$(13,478)	$(11,966)

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

Washington Gas Light Company Changes in Accumulated Other Comprehensive Income (Loss) by Component
(In thousands)	Three Months Ended December 31,
	2015	2014
Beginning Balance	$(6,712)	$(6,413)
Amortization of net prior service credit(a)	(214)	(171)
Amortization of net actuarial loss(a)	419	484
Current-period other comprehensive income	205	313
Income tax expense related to other comprehensive income	81	124
Ending Balance	$(6,588)	$(6,224)

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
Both sections of Management’s Discussion—WGL and Washington Gas—are designed to provide an understanding of our operations and financial performance and should be read in conjunction with the respective company’s financial statements and the combined Notes to Condensed Consolidated Financial Statements in this quarterly report as well as our combined Annual Report on Form 10-K for WGL and Washington Gas for the fiscal year ended September 30, 2015 (2015 Annual Report).
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

Regulated Utility Operating Segment

The regulated utility operating segment is composed of our core subsidiary, Washington Gas. Washington Gas engages in the delivery and sale of natural gas that is regulated by regulatory commissions in the District of Columbia, Maryland and Virginia. During the first quarter, our utility earnings were lower due to higher operations and maintenance expenses and fewer asset optimization opportunities, however, we continued to benefit from rate recovery from our accelerated pipeline replacement programs and strong customer growth, as average customer meters increased by approximately 12,500 meters when compared to the same quarter in the prior fiscal year.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Retail Energy-Marketing Operating Segment

We offer competitively priced natural gas, electricity and energy from renewable sources to customers through WGL Energy Services, our non-utility retail energy-marketing subsidiary. During the first quarter, this segment performed largely as expected, with electric margins somewhat lower than the first quarter of last year due to higher capacity charges, and natural gas margins higher than last year as a result of favorable gas supply and pricing opportunities as well as lower unrealized mark-to-market losses. We are pleased to see that the changes introduced by PJM over the past two years continue to support a more stable, yet competitive, retail energy marketplace. We continue to drive towards a return to long-term historical levels of earnings in this business, with an increased focus on large commercial and government account relationships.
Commercial Energy Systems Operating Segment
Through WGL Energy Systems and WGSW we offer efficient and sustainable commercial energy solutions focused on owning and operating distributed generation assets such as Solar Photovoltaic (Solar PV) systems and upgrading energy related systems of large government and commercial facilities. During the first quarter, this segment delivered improved results. We continue to see earnings growth driven by the distributed generation assets that we own across the country, as well as more activity locally in our energy-efficiency contracting business.
Midstream Energy Services Operating Segment
WGL Midstream engages in acquiring and optimizing natural gas storage and transportation assets. During the first quarter, this segment experienced favorable realized storage spreads. This reflects the segment's efforts to capitalize on optimization opportunities while continuing to invest in pipeline projects under development.
Other Activities
Administrative and business development activity costs associated with WGL and Washington Gas Resources and activities and transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our four operating segments, are aggregated as “Other Activities” and included as part of non-utility operations. Results for Other Activities for the three months ended December 31, 2014 includes an impairment of ASDHI.

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
We have identified the following critical accounting policies that require our judgment and estimation, where the resulting estimates may have a material effect on the consolidated financial statements:

•	accounting for unbilled revenue;

•	accounting for regulatory operations — regulatory assets and liabilities;

•	accounting for income taxes;

•	accounting for contingencies;

•	accounting for derivatives;

•	accounting for fair value instruments;

•	accounting for investments; and

•	accounting for pension and other post-retirement benefit plans.
For a description of these critical accounting policies, refer to Management’s Discussion within the 2015 Annual Report. There were no new critical accounting policies or changes to our critical accounting policies during the three month period ended December 31, 2015.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

WGL HOLDINGS, INC.
RESULTS OF OPERATIONS—Three Months Ended December 31, 2015 vs. December 31, 2014
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
Summary Results
For the three months ended December 31, 2015, WGL reported a net income applicable to common stock of $68.2 million, or $1.36 per share, compared to a net income of $63.9 million, or $1.28 per share, reported for the three months ended December 31, 2014. For the twelve month periods ended December 31, 2015 and 2014, we earned a return on average common equity of 10.7% and 12.0%, respectively.
The following table summarizes our EBIT by operating segment for the three months ended December 31, 2015 and 2014.

Analysis of Consolidated Results
	Three Months Ended December 31,		Increase/
(In millions)	2015	2014	(Decrease)
EBIT:
Regulated utility	$99.3	$114.6	$(15.3)
Retail energy-marketing	(0.5)	(16.0)	15.5
Commercial energy systems	0.9	0.3	0.6
Midstream energy services	20.8	26.8	(6.0)
Other activities	(0.7)	(7.1)	6.4
Total	$119.8	$118.6	$1.2
Interest expense	12.8	12.3	0.5
Income before income taxes	$107.0	$106.3	$0.7
Income tax expense	38.5	42.1	(3.6)
Dividends on Washington Gas preferred stock	0.3	0.3	—
Net income applicable to common stock	$68.2	$63.9	$4.3
EARNINGS PER AVERAGE COMMON SHARE
Basic	$1.37	$1.28	$0.09
Diluted	$1.36	$1.28	$0.08

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Regulated Utility Operating Results
The following table summarizes the regulated utility segment’s financial data for the three months ended December 31, 2015 and 2014.

Regulated Utility Financial Data
	Three Months Ended December 31,		Increase/
(In millions)	2015	2014	(Decrease)
Utility net revenues(1):
Operating revenues	$295.2	$387.2	$(92.0)
Less: Cost of gas	57.1	135.2	(78.1)
Revenue taxes	19.2	23.6	(4.4)
Total utility net revenues	218.9	228.4	(9.5)
Operation and maintenance	78.3	74.1	4.2
Depreciation and amortization	27.6	26.9	0.7
General taxes and other assessments	13.5	12.3	1.2
Other expenses—net	0.2	0.5	(0.3)
EBIT	$99.3	$114.6	$(15.3)

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

The comparison in EBIT primarily reflects the following:

•	lower revenues attributed to warmer weather and unfavorable effects of changes in natural gas consumption patterns in the District of Columbia;

•	lower unrealized mark-to-market valuations associated with our asset optimization program;

•	a decrease in the recovery of carrying costs on lower average storage gas inventory balances and

•	higher operation and maintenance expenses.
Partially offsetting these unfavorable variances were:

•	higher revenue related to growth of 12,500 average customer meters;

•	rate recovery related to the accelerated pipe replacement programs and

•	higher realized margins associated with our asset optimization program.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Utility Net Revenues. The following table provides the key factors contributing to the changes in the utility net revenues of the regulated utility segment between the three months ended December 31, 2015 and 2014.

Composition of Changes in Utility Net Revenues
(In millions)	Increase/ (Decrease)
Customer growth	$1.4
Estimated effects of weather and consumption patterns	(6.8)
Accelerated pipe replacement programs	2.5
Storage carrying costs	(1.6)
Asset optimization:
Realized margins	1.4
Unrealized mark-to-market valuations	(5.7)
Other	(0.7)
Total	$(9.5)
Customer growth — Average active customer meters increased by 12,500 for the three months ended December 31, 2015 compared to the same period of the prior fiscal year.
Estimated effects of weather and consumption patterns — Weather, when measured by HDDs, was 28.2% and 6.6% warmer than normal for the three months ended December 31, 2015 and 2014, respectively. In the District of Columbia, where Washington Gas does not have a billing mechanism or hedges to offset the effects of weather, the warmer weather in both periods resulted in a negative variance to net revenue. The decrease to net revenue was also due to the changes in natural gas consumption patterns in the District of Columbia. Natural gas consumption patterns may be affected by shifts in weather patterns in which customer heating usage may not correlate highly with average historical levels of usage per heating degree day that occurs. Natural gas consumption patterns may also be affected by non-weather related factors such as customer conservation. Refer to the section entitled "Weather Risk" for for a discussion of billing mechanisms in Maryland and Virginia, which are designed to eliminate the net revenue effects of variations in customer usage caused by weather and other factors such as conservation.
Accelerated pipe replacement programs — The positive effect on revenues is primarily due to the continued growth of our accelerated pipe replacement programs in Maryland, Virginia and the District of Columbia.
Storage carrying costs — Each jurisdiction provides for the recovery of carrying costs based on the pre-tax cost of capital, multiplied by the average monthly investment balance of storage gas inventory. The comparisons for the quarter reflects lower average storage gas inventory balances primarily due to significantly lower priced gas in inventory.
Asset optimization — We recorded unrealized gains of $19.4 million associated with our energy-related derivatives for the three months ended December 31, 2015, compared to unrealized gains of $25.0 million reported for the same period of the prior fiscal year. When these derivatives settle, any unrealized amounts will ultimately reverse and Washington Gas will realize margins in combination with related transactions that these derivatives economically hedge. The change in the valuations are partially due to movements in unobservable inputs used in the valuation of long-dated forward contracts. We believe that these values are not reflective of our ultimate cash flows as these purchases are utilized in the optimization of our long-term natural gas transportation and storage capacity resources, the value of which is not reflected at fair value. Refer to the section entitled “Market Risk—Price Risk Related to the Regulated Utility Segment” for further discussion of our asset optimization program.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Operation and Maintenance Expenses. The following table provides the key factors contributing to the changes in operation and maintenance expenses of the regulated utility segment for the three months ended December 31, 2015 and 2014.

Composition of Changes in Operation and Maintenance Expenses
(In millions)	Increase/ (Decrease)
Employee incentives and direct labor costs	$2.1
System safety and integrity	1.5
Support services	1.4
Other	(0.8)
Total	$4.2
Employee incentives and direct labor costs — Washington Gas incurred increased employee incentives and labor costs for the three months ended December 31, 2015 over the same period of the previous fiscal year, as a result of an increase in employees and merit increases as well as an increase in the valuations of our share-based long-term incentive plan.
System safety and integrity — Washington Gas incurred higher maintenance costs for the three months ended December 31, 2015 than for the same period in the previous year due to safety and reliability activities.
Support services — Washington Gas incurred additional costs for the three months ended December 31, 2015, compared to the same period of the prior fiscal year due to increased project related costs including the implementation of a new customer information system as well as other support costs.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Retail Energy-Marketing
The following table depicts the retail energy-marketing segment’s financial data along with selected statistical data.

Retail Energy-Marketing Financial and Statistical Data
	Three Months Ended December 31,		Increase /
(In millions, other than statistics)	2015	2014	(Decrease)
Operating Results
Gross margins(1):
Operating revenues	$289.4	$330.5	$(41.1)
Less: Cost of energy	275.0	332.1	(57.1)
Revenue taxes	2.4	2.0	0.4
Total gross margins	12.0	(3.6)	15.6
Operation expenses	11.1	11.0	0.1
Depreciation and amortization	0.3	0.2	0.1
General taxes and other assessments	1.2	1.2	—
Other income — net	0.1	—	0.1
EBIT	(0.5)	(16.0)	15.5
Analysis of gross margins
Natural gas
Realized margins	$10.4	$7.8	$2.6
Unrealized mark-to-market losses	(4.3)	(20.2)	15.9
Total gross margins—natural gas	6.1	(12.4)	18.5
Electricity
Realized margins	7.4	13.4	(6.0)
Unrealized mark-to-market losses	(1.5)	(4.6)	3.1
Total gross margins—electricity	5.9	8.8	(2.9)
Total gross margins	$12.0	$(3.6)	$15.6
Other Retail Energy-Marketing Statistics
Natural gas
Therm sales (millions of therms)	189.5	201.1	(11.6)
Number of customers (end of period)	141,300	153,400	(12,100)
Electricity
Electricity sales (millions of kWhs)	2,926.4	2,668.5	257.9
Number of accounts (end of period)	135,000	156,600	(21,600)

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

The improvement in EBIT primarily reflects higher gross margins for natural gas sales in the current period. Period-to-period comparisons of quarterly gross margins for this segment can vary significantly and are not necessarily representative of expected annualized results.
The comparison of gross margins from natural gas sales between the three months ended December 31, 2015 and 2014 reflects favorable gas supply and pricing opportunities, higher weather hedge payments and lower unrealized mark-to-market losses.
The decrease in gross margins from electric sales between the three months ended December 31, 2015 and 2014 primarily reflects higher capacity charges from the regional power grid operator (PJM) associated with fixed-price retail

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

contracts and lower unit margins on large commercial customer sales, partially offset by lower unrealized mark-to-market losses.
Commercial Energy Systems
The table below represents the financial results of the commercial energy systems segment for the three months ended December 31, 2015 and 2014.

Commercial Energy Systems Segment Financial Information
	Three Months Ended December 31,		Increase
(In millions)	2015	2014	(Decrease)
Operating revenues	$15.6	$9.5	$6.1
Operating expenses:
Cost of sales	$8.5	$5.3	$3.2
Operations	4.1	2.8	1.3
Depreciation and amortization	3.5	2.2	1.3
General taxes and other assessments	0.1	0.1	—
Operating expenses	$16.2	$10.4	$5.8
Equity earnings	0.4	0.6	(0.2)
Other income	1.1	0.6	0.5
EBIT	$0.9	$0.3	$0.6
EBIT by division:
Energy-efficiency contracting	$0.8	$0.2	$0.6
Commercial distributed generation	(0.4)	(0.3)	(0.1)
Investments in distributed generation	0.5	0.4	0.1
Total	$0.9	$0.3	$0.6
The increase in EBIT reflects improved margins from the energy-efficiency contracting business and the growth in distributed generation assets in service, including higher income from state rebate programs and solar renewable energy credit sales. These improvements in EBIT are partially offset by higher operating and depreciation expenses due to additional in-service distributed generation assets. Additionally, not reflected in EBIT are investment tax credits related to our distributed generation assets which were $1.2 million and $0.9 million for the three months ended December 31, 2015 and 2014, respectively.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Midstream Energy Services
The table below represents the financial results of the midstream energy services segment for the three months ended December 31, 2015 and 2014.

Midstream Energy Services Segment Financial Information
	Three Months Ended December 31,		Increase
(In millions)	2015	2014	(Decrease)
Operating revenues (a)	$21.2	$28.1	$(6.9)
Operating expenses:
Operations	$1.1	$1.6	$(0.5)
General taxes and other assessments	0.2	0.3	(0.1)
Operating expenses	$1.3	$1.9	$(0.6)
Equity earnings	0.9	0.6	0.3
EBIT	$20.8	$26.8	$(6.0)
(a) The trading margins of Midstream Energy Services, including unrealized gains and losses on derivative instruments, are netted within operating revenues.
The decrease in EBIT reflects a $44.1 million reduction to income due to lower mark-to-market valuations on our derivative instruments, mostly offset by an increase to realized margins of $21.6 million primarily due to higher storage spreads and reduced lower-of-cost or market valuations of $15.6 million.
Other Non-Utility Activities
Administrative and business development activity costs associated with WGL and Washington Gas Resources and activities and transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our four operating segments, are aggregated as “Other Activities” and included as part of non-utility operations. Our other non-utility activities reflect EBIT of $(0.7) million and $(7.1) million for the three months ended December 31, 2015 and 2014, respectively. The comparison reflects lower holding company branding initiatives and business development costs in the current period. Additionally, the results for Other Activities for the three months ended December 31, 2014 include an impairment of ASDHI for $5.6 million.
Consolidated Interest Expense
The following table shows the components of WGL’s consolidated interest expense for the three months ended December 31, 2015 and 2014. The increase in interest on long-term debt primarily reflects the additional unsecured MTNs and private placement notes issued by Washington Gas and senior notes issued by WGL in fiscal year 2015.

Composition of Consolidated Interest Expense
	Three Months Ended December 31,		Increase/
(In millions)	2015	2014	(Decrease)
Interest on long-term debt	$12.8	$12.0	$0.8
Allowance for funds used during construction and other- net	—	0.3	(0.3)
Total	$12.8	$12.3	$0.5

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Consolidated Income Taxes
The following table shows WGL's consolidated income tax expense and effective income tax rate for the three months ended December 31, 2015 and 2014.

Consolidated Income Taxes
	Three Months Ended December 31,		Increase/
(In millions)	2015	2014	(Decrease)
Income before income taxes	$107.0	$106.3	$0.7
Income tax expense	$38.5	$42.1	$(3.6)
Effective income tax rate	36.0%	39.6%	(3.6)%
The decrease in the effective income tax rate for the three months ended December 31, 2015 compared to the same prior year period, is mainly due to the $5.6 million impairment charge of our investment in ASDHI recorded in the prior year period, which increased the effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES
General Factors Affecting Liquidity
Access to short-term debt markets is necessary for funding our short-term liquidity requirements, the most significant of which include buying natural gas, electricity and pipeline capacity, and financing accounts receivable and storage gas inventory. We access long-term capital markets primarily to fund capital expenditures, investment activities and to pay long-term debt.
During the three months ended December 31, 2015, both WGL and Washington Gas met their liquidity and capital needs through retained earnings and the issuance of commercial paper.
Our ability to access capital markets depends on our credit ratings, general market liquidity, and investor demand for our securities. Our credit ratings depend largely on the financial performance of our subsidiaries, and a ratings downgrade could both increase our borrowing costs and trigger the need for posting additional collateral with our wholesale counterparties or other creditors. In support of our credit ratings, we have a goal to maintain our common equity ratio in the 50% range of total consolidated capital over the long term. As of December 31, 2015, total consolidated capitalization, including current maturities of long-term debt and notes payable, comprised 45.8% common equity, 1.0% preferred stock and 53.2% long- and short-term debt. This ratio varies during the fiscal year primarily due to the seasonal nature of Washington Gas' business. This seasonality also affects our short-term debt balances, which are typically higher in the fall and winter months and substantially lower in the spring when a significant portion of our current assets are converted into cash at the end of the heating season. Our cash flow requirements and our ability to provide satisfactory resources to meet those requirements are primarily influenced by the activities of all of WGL’s operating segments.
Our plans provide for sufficient liquidity to satisfy our financial obligations. At December 31, 2015, we had no significant restrictions on our cash balances or retained earnings that would affect the payment of common or preferred stock dividends by either WGL or Washington Gas.
Short-Term Cash Requirements and Related Financing
Washington Gas has seasonal short-term cash requirements to fund the purchase of storage gas inventory in advance of the winter heating season. At December 31, 2015 and September 30, 2015, Washington Gas had balances in gas storage of $89.0 million and $94.5 million, respectively. Washington Gas collects the cost of gas under cost recovery mechanisms approved by its regulators. Additionally, Washington Gas may be required to post cash collateral for certain purchases.
During the first six months of our fiscal year, Washington Gas’ large sales volumes cause its cash requirements to peak when combined storage inventory, accounts receivable and unbilled revenues are at their highest levels. During the last six months of our fiscal year, after the heating season, Washington Gas typically experience a seasonal net loss due to reduced demand for

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

natural gas. During this period, large amounts of Washington Gas’ current assets are converted to cash, which Washington Gas generally uses to reduce and usually eliminate short-term debt and acquire storage gas for the next heating season.
Variations in the timing of collections under Washington Gas’ gas cost recovery mechanisms can significantly affect its short-term cash requirements. At December 31, 2015 and September 30, 2015, Washington Gas had $13.7 million and $15.9 million in net over-collections, respectively, of gas costs reflected in current liabilities as gas costs due to customers. Amounts under-collected or over-collected that are generated during the current gas cost recovery cycle are deferred as a regulatory asset or liability on the balance sheet until September 1 of each year, at which time the accumulated amount is transferred to gas costs due from/to customers as appropriate. At December 31, 2015 and September 30, 2015, Washington Gas had a net regulatory asset of $17.3 million and a net regulatory liability of $28.8 million, respectively, related to the current gas recovery cycle.
WGL and Washington Gas use short-term debt in the form of commercial paper or unsecured short-term bank loans to fund seasonal cash requirements. Our policy is to maintain back-up bank credit facilities in an amount equal to or greater than our expected maximum commercial paper position. Bank credit balances available to WGL and Washington Gas, net of commercial paper balances, were $129.6 million and $142.5 million at December 31, 2015, and $207.0 million and $261.0 million at September 30, 2015, respectively.
WGL and Washington Gas have each entered into credit facilities. The credit facility for WGL permits it to borrow up to $450.0 million, and further permits, with the banks’ approval, additional borrowings of $100.0 million for a maximum potential total of $550.0 million. The credit facility for Washington Gas permits it to borrow up to $350.0 million, and further permits, with the banks’ approval, additional borrowings of $100.0 million for a maximum potential total of $450.0 million. The interest rate on loans made under each of the credit facilities will be a fluctuating rate per annum that will be set using certain parameters at the time each loan is made. WGL and Washington Gas incur credit facility fees, which in some cases are based on the long-term debt ratings of Washington Gas. In the event that the long-term debt of Washington Gas is downgraded below certain levels, WGL and Washington Gas would be required to pay higher fees. There are five different levels of fees. The credit facility for WGL defines its applicable fee level as one level below the level applicable to Washington Gas. Under the terms of the credit facilities, the lowest level facility fee is 0.06% and the highest is 0.175%. The credit agreements each have the right to request two additional one-year extensions, with the banks’ approval.
To manage credit risk, Washington Gas may require certain customers and suppliers to provide deposits, which may include collateral from wholesale counterparties, which are reported as current liabilities in “Customer deposits and advance payments,” in the accompanying balance sheets. At December 31, 2015 and September 30, 2015, “Customer deposits and advance payments” totaled $94.0 million and $88.5 million, respectively. For Washington Gas, deposits from customers may be refunded at various times throughout the year based on the customer’s payment habits. At the same time, other customers make new deposits that cause the balance of customer deposits to remain relatively steady. There are no restrictions on Washington Gas’ use of these customer deposits. Washington Gas pays interest to its customers on these deposits in accordance with the requirements of its regulatory commissions.
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
WGL Energy Services and WGL Midstream have seasonal short-term cash requirements to fund the purchase of storage gas inventory in advance of the winter heating season. At December 31, 2015 and September 30, 2015, WGL Energy Services had balances in gas storage of $31.5 million and $36.1 million, respectively. WGL Energy Services collects revenues that are designed to reimburse commodity costs used to supply their retail customer and wholesale counterparty contracts. At December 31, 2015 and September 30, 2015, WGL Midstream had balances in gas storage of $92.4 million and $80.8 million, respectively. As market opportunities arise, WGL Midstream collects revenues in excess of its commodity costs through its wholesale counterparty contracts. WGL Energy Services and WGL Midstream derive funding to finance these activities from short-term debt issued by WGL. Additionally, WGL Energy Services and WGL Midstream may be required to post cash collateral for certain purchases. WGL Energy Services and WGL Midstream may be required to provide parent guarantees from WGL for certain transactions.
In addition to storage gas, WGL Midstream also has short-term cash requirements to fund the capital requirements of its various pipeline investments. At December 31, 2015 and September 30, 2015, WGL Midstream had a $82.6 million and $73.4 million investment related to these pipelines, respectively. WGL Midstream derives funding to finance capital calls related to

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

these investments from short-term debt issued by WGL, prior to securing potential long-term financing arrangements in the form of debt or equity.
WGL Energy Systems has cash requirements to fund the construction and purchase of residential and commercial distributed generation systems. WGL Energy Systems derives funding to finance these activities from short-term debt issued by WGL prior to securing potential long-term financing arrangements in the form of debt or equity.
Long-Term Cash Requirements and Related Financing
The primary drivers of our long-term cash requirements include capital expenditures, non-utility investments and long-term debt maturities. For the regulated utility segment, our capital expenditures primarily relate to adding new utility customers and system supply as well as maintaining the safety and reliability of Washington Gas’ distribution system. Refer to the section entitled “Capital Investments” in our 2015 Annual Report for discussion of our capital expenditures forecast and our 2015 Annual Report for a discussion of our long-term debt maturities.
For our non-utility segments, our long-term cash requirements primarily depend on the level of investments and capital expenditures. For WGL Midstream, our investments primarily relate to providing capital for construction of the pipeline investments. For WGL Energy Systems, our investments primarily relate to providing capital for construction of new residential and commercial solar projects.
WGL anticipates that, as it increases capital expenditures pursuant to its announced investment commitments and its other growth strategies, it will likely raise capital by issuing additional shares of common stock. There can be no assurance, however, that we will be able to raise capital on favorable terms or at all. WGL filed a shelf registration on November 24, 2015 for the sale of unspecified amount of common stock. In addition, on November 24, 2015, WGL entered into an equity distribution agreement and filed a prospectus supplement, relating to a continuous offering under which WGL may sell common stock with an aggregate sales price of up to $150 million through an at-the-market (ATM) program. Sales of common stock can be made by means of privately negotiated transactions, as transactions on the New York Stock Exchange at market prices or in such other transactions as agreed upon by WGL and the sales agents and in conformance with applicable securities laws. At December 31, 2015, a total of 3.1 million shares of WGL's common stock was reserved for issuance in connection with this program. WGL did not issue any shares of common stock within this program at December 31, 2015 and as of the day of this filing.
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
Ratings Triggers and Certain Debt Covenants
WGL and Washington Gas pay credit facility fees, which in some cases are based on the long-term debt ratings of Washington Gas. Under the terms of WGL’s and Washington Gas' credit agreements and private placement notes, the ratio of consolidated financial indebtedness to consolidated total capitalization cannot exceed 0.65 to 1.0 (65.0%). As of December 31, 2015, WGL's and Washington Gas' ratios of consolidated financial indebtedness to consolidated total capitalization were 53% and 45%, respectively. In addition, WGL and Washington Gas are required to inform lenders of changes in corporate existence, financial conditions, litigation and environmental warranties that might have a material effect on debt ratings. The failure to

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

inform the lenders’ agent of material changes in these areas might constitute default under the agreements. Additionally, failure to pay principal or interest on any other indebtedness may be deemed a default under our credit agreements. A default, if not remedied, may lead to a suspension of further loans and/or acceleration in which obligations become immediately due and payable. At December 31, 2015, we were in compliance with all of the covenants under our revolving credit facilities.
For certain of Washington Gas’ natural gas purchase and pipeline capacity agreements, if the long-term debt of Washington Gas is downgraded to or below the lower of a BBB- rating by Standard & Poor’s or a Baa3 rating by Moody’s Investors Service, or if Washington Gas is deemed by a counterparty not to be creditworthy, then the counterparty may withhold service or deliveries, or may require additional credit support. For certain other agreements, if the counterparty’s credit exposure to Washington Gas exceeds a contractually defined threshold amount, or if Washington Gas’ credit rating declines by a certain rating level, then the counterparty may require additional credit support. At December 31, 2015, Washington Gas would not be required to provide additional credit support for these arrangements if its long-term credit rating was to be downgraded by one rating level.
WGL guarantees payments for certain purchases of natural gas and electricity on behalf of WGL Energy Services and WGL Midstream (refer to “Contractual Obligations, Off-Balance Sheet Arrangements and Other Commercial Commitments” for further discussion of these guarantees). If the credit rating of WGL declines, WGL Energy Services and WGL Midstream may be required to provide additional credit support for these purchase contracts. At December 31, 2015, WGL Energy Services would not be required to provide additional credit support for these arrangements. WGL Midstream would be required to provide $50,000 of additional credit support for these arrangements if the long-term credit rating of WGL was to be downgraded by one rating level.
Historical Cash Flows
The following table summarizes WGL’s net cash provided by (used in) operating, investing and financing activities for the three months ended December 31, 2015 and 2014:

	Three Months Ended December 31,
(In millions)	2015	2014	Increase/ (Decrease)
Cash provided by (used in):
Operating activities	$(58.1)	$11.7	$(69.8)
Financing activities	$174.5	$126.6	$47.9
Investing activities	$(107.3)	$(139.7)	$32.4
Cash Flows Provided by (Used in) Operating Activities
The regulated utility’s cash flows from operating activities principally reflect gas sales and deliveries and the cost of operations. The volume of gas sales and deliveries is dependent primarily on factors external to the utility, such as growth of customer demand, weather, market prices for energy, economic conditions and measures that promote energy efficiency. Under revenue and weather normalization, ratemaking adjustments and decoupling mechanisms in place, changes in delivery volumes from levels assumed when rates were approved may affect the timing of cash flows but not net income. The price at which the utility provides energy to customers is determined in accordance with regulatory-approved tariffs. In general, changes in the utility’s cost of gas may affect the timing of cash flows but not net income because the costs are recovered in accordance with rate agreements. In addition, the regulated utility’s cash flow is impacted by the timing of derivative settlements.
The non-utility cash flows from operating activities primarily reflect: i) the timing of receipts related to distributed generation and federal projects at commercial energy systems; ii) the timing of receipts related to electric and gas bills for WGL Energy Services as well as the timing of payments for the cost of the commodity and iii) the timing of gas purchases and sales resulting from asset optimization arrangements at WGL Midstream. Both WGL Energy Services' and WGL Midstream's cash flows are impacted by the timing of derivative settlements.
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
Net cash flows used in operating activities for the three months ended December 31, 2015 was $58.1 million compared to net cash flows provided by operating activities of $11.7 million for the three months ended December 31, 2014. The decrease in

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

net cash flows primarily reflects decreased sales volumes to customers due to the significantly warmer than normal weather during the first quarter of fiscal year 2016. Seasonal trends and timing are reflected within changes to accounts payable.
Cash Flows Provided by Financing Activities
Cash flows provided by financing activities totaled $174.5 million for the three months ended December 31, 2015, a $47.9 million increase over the same period of the prior year. This comparison primarily reflects the $41.5 million repurchase of common stock in the prior period which did not recur in the current period.
Cash Flows Used in Investing Activities
During the three months ended December 31, 2015, cash flows used in investing activities totaled $107.3 million compared to $139.7 million for the three months ended December 31, 2014. This decrease is primarily due to a decrease in cash used for capital expenditures related to non-utility commercial distributed generation assets.
Capital Investments

The following table depicts our projected capital investments for fiscal years 2016 through 2020. Our capital outlays include expenditures to extend service to new areas, and to ensure safe, reliable and improved service for our utility and to grow our non-utility investments.

	Projected
(In millions)	2016	2017	2018	2019	2020	Total
New business(a)	$104.8	$130.5	$151.0	$169.7	$184.0	$740.0
Replacements:
Regulatory plans(b)	112.1	125.0	126.9	134.2	151.6	649.8
Other	57.3	47.6	44.2	43.2	43.5	235.8
Customer information system	38.7	15.1	—	—	—	53.8
Other utility	50.3	48.5	58.6	48.2	56.1	261.7
Total utility(c)	363.2	366.7	380.7	395.3	435.2	1,941.1
Pipeline investments(d)	207.1	373.5	168.5	1.8	—	750.9
Distributed generation	200.1	100.1	100.1	100.1	100.1	600.5
Other non-utility	10.4	0.4	0.1	0.1	0.1	11.1
Total investments	$780.8	$840.7	$649.4	$497.3	$535.4	$3,303.6
(a) Includes certain projects that support the existing distribution system.
(b) Represents capital expenditures (excluding cost of removal), both approved, and expected to be approved, under our Accelerated Pipeline
Replacement Programs in all jurisdictions.
(c) Excludes Allowance for Funds Used During Construction and cost of removal.
(d) Fiscal year 2016 includes a potential $95 million investment in a pipeline gathering system in West Virginia.
Pipeline Investments
Constitution Pipeline
 In May 2013, WGL Midstream entered into an agreement to invest in Constitution Pipeline Company, LLC. WGL Midstream will invest an estimated $83 million in the project for a 10% share in the pipeline venture. The pipeline project is designed to transport at least 650,000 dekatherms of natural gas per day from the Marcellus region in northern Pennsylvania to major northeastern markets. Fully contracted with long-term commitments from established natural gas producers currently operating in Pennsylvania, the pipeline will originate from the Marcellus production areas in Susquehanna County, PA, and interconnect with the Iroquois Gas Transmission and Tennessee Gas Pipeline systems in Schoharie County, N.Y.
In June 2013, Constitution Pipeline filed a formal certificate application with the FERC. On December 2, 2014, the FERC issued an order granting a certificate of public convenience and necessity. The pipeline has a targeted in-service date of the fourth quarter of calendar year 2016; however, this estimate is contingent on the timely issuance of remaining outstanding permits.

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
This pipeline will be an integral part of Transco’s “Atlantic Sunrise” project. WGL Midstream will invest an estimated $410 million for a 55% interest in Meade, and Meade will invest an estimated $746 million in Central Penn for an approximate 39% interest in Central Penn. Transco will have the remaining ownership interests. Central Penn currently has a projected in-service date in the second half of calendar year 2017.
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
Mountain Valley Pipeline
In March 2015, WGL Midstream acquired a 7% equity interest in Mountain Valley Pipeline, LLC.
The proposed pipeline to be developed, constructed, owned and operated by Mountain Valley will transport approximately 2.0 million dekatherms of natural gas per day from two interconnects with EQT Corporation's Equitrans system in West Virginia to Transco's Station 165 in Pittsylvania County, Virginia. The pipeline is scheduled to be fully in service by December 2018.
The total project investment is anticipated to be approximately $3.3 billion. WGL Midstream will invest, in scheduled capital contributions through the in-service date of the pipeline, its pro rata share (based on its 7% equity interest) of project costs, for an estimated aggregate amount of approximately $228 million. In addition, WGL Midstream entered into a gas purchase commitment to buy 500,000 dekatherms of natural gas per day, at index-based prices, for a 20 year term, and will also be a shipper on the proposed pipeline.
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

Reference is made to the "Contractual Obligations, Off-Balance Sheet Arrangements and Other Commercial Commitments" section of Management's Discussion in our 2015 Annual Report. Note 5 to the Consolidated Financial Statements in our 2015 Annual Report includes a discussion of long-term debt, including debt maturities. Note 13 to the Consolidated Financial Statements in our 2015 Annual Report reflects information about the various contracts of Washington Gas, WGL Energy Services and WGL Midstream. Additionally, refer to Note 13 of the Notes to Condensed Consolidated Financial Statements in this quarterly report.

There have been no significant changes to contractual obligations in the three months ended December 31, 2015.

Off-Balance Sheet Arrangements
WGL has provided contributions and guarantees to Meade on behalf of WGL Midstream. As of December 31, 2015, our maximum exposure to loss was $59.4 million. WGL has provided guarantees to Mountain Valley on behalf of WGL Midstream and another partner in the venture. WGL's maximum exposure to loss due to the provided guarantees was $20.0 million at December 31, 2015. Refer to Note 11 - Other Investments of the Notes to Condensed Consolidated Financial Statements for a further discussion of our Meade and Mountain Valley investments.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Financial Guarantees
WGL has guaranteed payments primarily for certain commitments on behalf of Washington Gas, WGL Energy Services, WGL Energy Systems and WGL Midstream. At December 31, 2015, these guarantees totaled $30.7 million, $259.0 million, $8.6 million and $333.5 million for Washington Gas, WGL Energy Services, WGL Energy Systems and WGL Midstream, respectively. At December 31, 2015,WGL also had guarantees on behalf of other subsidiaries totaling $2.0 million. The amount of such guarantees is periodically adjusted to reflect changes in the level of WGL's financial exposure related to these commitments. For all of our financial guarantees, WGL may cancel any or all future obligations upon written notice to the counterparty, but WGL would continue to be responsible for the obligations created under the guarantees prior to the effective date of the cancellation. WGL has also guaranteed payments for certain of our external partners. At December 31, 2015, these guarantees totaled $8.6 million.
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
Washington Gas, WGL Energy Services and WGL Midstream are also subject to the collateral requirements of their counterparties. At December 31, 2015, Washington Gas, WGL Energy Services and WGL Midstream provided $10.5 million, $41.0 million and $14.5 million in cash collateral to counterparties, respectively.
The following table provides information on our credit exposure, net of collateral, to wholesale counterparties as of December 31, 2015 for Washington Gas, WGL Energy Services and WGL Midstream, separately.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Credit Exposure to Wholesale Counterparties (In millions)
Rating(a)	Exposure Before Credit Collateral(b)	Offsetting Credit Collateral Held(c)	Net Exposure	Number of Counterparties Greater Than 10%(d)	Net Exposure of Counterparties Greater Than 10%
Washington Gas
Investment Grade	$31.8	$0.5	$31.3	2	$19.1
Non-Investment Grade	0.2	0.3	—	—	—
No External Ratings	2.7	—	2.7	—	—
WGL Energy Services
Investment Grade	$0.8	$—	$0.8	2	$0.7
Non-Investment Grade	—	—	—	—	—
No External Ratings	0.4	—	0.4	1	0.3
WGL Midstream
Investment Grade	$29.9	$—	$29.9	1	$13.5
Non-Investment Grade	—	—	—	—	—
No External Ratings	4.4	0.3	4.1	—	—

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
Retail Credit Risk
Washington Gas is exposed to the risk of non-payment of utility bills by certain of its customers. To manage this customer credit risk, Washington Gas may require cash deposits from its high risk customers to cover payment of their bills until the requirements for the deposit refunds are met. In addition, Washington Gas has a purchase of receivables (POR) program in Maryland, whereby it purchases receivables from participating energy marketers at approved discount rates. Under the program, Washington Gas is exposed to the risk of non-payment by the retail customers for these receivables. This risk is factored into the approved discount rate at which Washington Gas purchases the receivables.
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
The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Regulated Utility segment’s energy-related derivatives during the three months ended December 31, 2015:

Regulated Utility Segment Changes in Fair Value of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2015	$(285.8)
Net fair value of contracts entered into during the period	1.0
Other changes in net fair value	55.2
Realized net settlement of derivatives	(4.4)
Net assets (liabilities) at December 31, 2015	$(234.0)

Regulated Utility Segment Roll Forward of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2015	$(285.8)
Recorded to income	21.4
Recorded to regulatory assets/liabilities	34.8
Realized net settlement of derivatives	(4.4)
Net assets (liabilities) at December 31, 2015	$(234.0)
The maturity dates of our net assets (liabilities) associated with the regulated utility segment’s energy-related derivatives recorded at fair value at December 31, 2015, is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Regulated Utility Segment Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

(In millions)	Remainder of 2016	2017	2018	2019	2020	Thereafter	Total
Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	(2.1)	(8.0)	(1.7)	(0.1)	—	—	(11.9)
Level 3 — Significant unobservable inputs	(11.0)	(27.4)	(23.1)	(20.5)	(15.8)	(124.3)	(222.1)
Total net assets (liabilities) associated with our energy-related derivatives	$(13.1)	$(35.4)	$(24.8)	$(20.6)	$(15.8)	$(124.3)	$(234.0)
Refer to Note 8, Derivative and Weather-Related Instruments and Note 9, Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements for a further discussion of our derivative activities and fair value measurements.

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
The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Retail Energy-Marketing segment’s energy-related derivatives during the three months ended December 31, 2015:

Retail Energy-Marketing Segment Changes in Fair Value of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2015	$(30.0)
Net fair value of contracts entered into during the period	0.5
Other changes in net fair value	(12.4)
Realized net settlement of derivatives	(0.6)
Net assets (liabilities) at December 31, 2015	$(42.5)

Retail Energy-Marketing Segment Roll Forward of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2015	$(30.0)
Recorded to income	(5.3)
Recorded to accounts payable	(6.6)
Realized net settlement of derivatives	(0.6)
Net assets (liabilities) at December 31, 2015	$(42.5)

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

The maturity dates of our net assets (liabilities) associated with the Retail Energy-Marketing segments’ energy-related derivatives recorded at fair value at December 31, 2015 is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Retail Energy-Marketing Segment Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

(In millions)	Remainder of 2016	2017	2018	2019	2020	Thereafter	Total
Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	(11.6)	(3.5)	(1.3)	(0.1)	—	—	(16.5)
Level 3 — Significant unobservable inputs	(9.6)	(14.1)	(2.3)	—	—	—	(26.0)
Total net assets (liabilities) associated with our energy-related derivatives	$(21.2)	$(17.6)	$(3.6)	$(0.1)	$—	$—	$(42.5)
Refer to Note 8, Derivative and Weather-Related Instruments and Note 9, Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements for further discussion of our derivative activities and fair value measurements.
Commercial Energy Systems. WGL Energy Systems sells energy (both electricity and thermal) and RECs from distributed generation assets. The sale of energy is under long term power purchase agreements (PPAs) with a general duration of 20 years, while the sale of RECs are usually under shorter term or immediate delivery contracts. Weather patterns have an effect on WGL Energy Systems solar generation assets to the extent that output is reduced. WGL Energy Systems may also be exposed to REC price risk. The REC market has limited visibility to forward market prices. WGL Energy Systems seeks to mitigate this price risk by entering into bundled energy and REC long-term purchase agreements and independent forward REC sale agreements, when possible.
WGL Energy Systems also earns revenues by providing energy efficiency and sustainability solutions to governmental agencies pursuant to various contractual vehicles, including the area wide contract. WGL Energy Systems earns margins between the price at which the solutions are sold and the cost to design and build them. Margins may be eroded by an underestimation of costs. WGL Energy Systems also conducts business with government agencies and faces revenue risks relating to such government agencies not receiving appropriations funding or projects being unfunded by Congress.
WGSW holds project financing arrangements, whereby it holds interests in [a limited partnership / limited partnerships] that acquire distributed generation solar assets at fair market value and lease back those assets to counterparties, with a fixed target rates of return over terms between 6-20 years. WGSW also enters into arrangements in which a limited partnership purchases solar assets and leases them to retail customers. In these cases, the purchased solar assets are expected to achieve a target rate of return from the lease payments that are collected from the retail customers. WGSW manages this price risk through its investment agreements and evaluation of the asset purchase in conjunction with the inception of the lease.
Midstream Energy Services. WGL Midstream engages in wholesale commodity transactions to optimize its owned and managed natural gas assets. Price risk exists to the extent WGL Midstream does not closely match the volume of physical natural gas in storage with the related forward sales entered into as hedges. WGL Midstream seeks to mitigate this risk by actively managing and hedging these assets in accordance with corporate risk management policies and procedures. Depending upon the nature of its forward hedges, WGL Midstream may also be exposed to fluctuations in mark-to-market valuations based on changes in forward price curves. WGL Midstream pays fixed, fair market prices for its owned storage assets and is subject to variations in annual summer-winter price differentials associated with weather and other market factors. To the extent there are significant variations in weather, WGL Midstream may incur price variances that negatively impact expected gross margins (refer to the section entitled “Weather Risk” for further discussion of our management of weather risk). WGL Midstream manages this risk through the use of derivative instruments, including financial products.
The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Midstream Energy Services segments’ energy-related derivatives during the three months ended December 31, 2015:

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Midstream Energy Services Segment Changes in Fair Value of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2015	$(21.8)
Net fair value of contracts entered into during the period	10.9
Other changes in net fair value	27.6
Realized net settlement of derivatives	(39.5)
Net assets (liabilities) at December 31, 2015	$(22.8)

Midstream Energy Services Segment Roll Forward of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2015	$(21.8)
Recorded to income	38.5
Realized net settlement of derivatives	(39.5)
Net assets (liabilities) at December 31, 2015	$(22.8)

The maturity dates of our net assets (liabilities) associated with the Midstream Energy Services segments’ energy-related derivatives recorded at fair value at December 31, 2015 is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Midstream Energy Services Segment Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

(In millions)	Remainder of 2016	2017	2018	2019	2020	Thereafter	Total
Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	(2.2)	(0.8)	0.1	—	—	—	(2.9)
Level 3 — Significant unobservable inputs	(3.9)	(5.2)	(4.3)	(2.4)	(0.9)	(3.2)	(19.9)
Total net assets associated with our energy-related derivatives	$(6.1)	$(6.0)	$(4.2)	$(2.4)	$(0.9)	$(3.2)	$(22.8)
Refer to Note 8, Derivative and Weather-Related Instruments and Note 9, Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements for further discussion of our derivative activities and fair value measurements.
Value-at-Risk
WGL Energy Services measures the market risk of its energy commodity portfolio by determining its value-at-risk. Value-at-risk is an estimate of the maximum loss that can be expected at some level of probability if a portfolio is held for a given time period. The value-at-risk calculation for natural gas and electric portfolios include assumptions for normal weather, new customer additions and renewing customers for which supply commitments have been secured. Based on a 95% confidence interval for a one-day holding period, WGL Energy Services’ value-at-risk at December 31, 2015 was approximately $12,300 and $30,300, related to its natural gas and electric portfolios, respectively. WGL Energy Services’ value-at-risk for the natural gas and electric portfolios fluctuate relative to market prices and portfolio composition. The high, low and average value-at-risk for natural gas and electric portfolios between the period October 1, 2015 and December 31, 2015 are noted in the table below.

WGL Energy Services Value-at-Risk
(In thousands)	High	Low	Average
Natural Gas Portfolio	$37.0	$7.6	$16.2
Electric Portfolio	65.7	15.8	36.7
Total	$102.7	$23.4	$52.9
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
Weather patterns have an effect on WGL Energy Systems solar generation assets to the extent that output is reduced. WGL Energy Systems seeks to mitigate weather risk by negotiating unit contingency and other measures to limit exposure in the PPAs.
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
Weather-Related Instruments. WGL Energy Services utilizes heating degree day (HDD) instruments from time to time to manage weather risks related to its natural gas and electricity sales. Additionally, to protect against the effects of warmer than normal weather in the District of Columbia, Washington Gas may also utilize HDD instruments. WGL Energy Services also utilizes cooling degree day (CDD) instruments and other instruments to manage weather and price risks related to its electricity sales during the summer cooling season. These instruments cover a portion of estimated revenue or energy-related cost exposure to variations in HDDs or CDDs. Refer to Note 8—Derivative and Weather-Related Instruments of the Notes to Condensed Consolidated Financial Statements for further discussion of the accounting for these weather-related instruments.

Interest-Rate Risk
We are exposed to interest-rate risk associated with our short-term and long-term financing. WGL and Washington Gas utilize derivative instruments from time to time in order to reduce its exposure to the risk of interest-rate volatility.
Short-Term Debt. At December 31, 2015 and September 30, 2015, WGL and its subsidiaries had outstanding notes payable of $527.9 million and $332.0 million, respectively. The carrying amount of our short-term debt approximates fair value. A change of 100 basis points in the underlying average interest rate for our short-term debt would have caused a change in interest expense of approximately $1.9 million for the quarter.
Long-Term Debt. At December 31, 2015, WGL had outstanding fixed-rate MTNs and other long-term debt of $945.6 million, excluding current maturities and unamortized discounts. While fixed-rate debt does not expose us to earnings risk when market interest rates change, such debt is subject to changes in fair value. Fair value is defined as the present value of the debt securities’ future cash flows discounted at interest rates that reflect market conditions as of the measurement date. As of

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

December 31, 2015, the fair value of WGL’s fixed-rate debt was $1,028.5 million. Our sensitivity analysis indicates that fair value would increase by approximately $48.6 million or decrease by approximately $44.6 million if interest rates were to decline or increase by 10%, respectively, from current market levels. At December 31, 2015, Washington Gas had outstanding fixed-rate MTNs and other long-term debt of $697.2 million, excluding current maturities and unamortized discounts. As of December 31, 2015, the fair value of Washington Gas’ fixed-rate debt was $789.3 million. Our sensitivity analysis indicates that fair value would increase by approximately $36.1 million or decrease by approximately $33.4 million if interest rates were to decline or increase by 10%, respectively, from current market levels. In general, such an increase or decrease in fair value would impact earnings and cash flows only if WGL or Washington Gas were to reacquire some or all of these instruments in the open market prior to their maturity.
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
Derivative Instruments. WGL expects to issue 30-year debt in January 2018. In anticipation of the debt issuance, during August 2015, WGL entered into two forward starting interest rate swap agreements, with a total notional amount of $125.0 million. In January 2016, WGL entered into an additional forward starting interest rate swap agreement, with a notional amount of $50.0 million. WGL designated these agreements as cash flow hedges in accordance with ASC 815, with the effective portion of changes in fair value recorded through other comprehensive income. For the three months ended December 31, 2015, there was no ineffective portion relating to the interest rate swaps. For the three months ended December 31, 2014, a total of $0.4 million was recorded to interest expense as a result of the ineffective portion of an interest rate swap on debt issued in December 2014. Refer to Note 8—Derivative and Weather-Related Instruments for further discussion of our interest-rate risk management activity.

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
RESULTS OF OPERATIONS—Three Months Ended December 31, 2015 vs. December 31, 2014
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
Key gas delivery, weather and meter statistics are shown in the table below for the three months ended December 31, 2015 and 2014.

Gas Deliveries, Weather and Meter Statistics
	Three Months Ended December 31,		Increase/
	2015	2014	(Decrease)
Gas Sales and Deliveries (millions of therms)
Firm
Gas sold and delivered	197.9	276.2	(78.3)
Gas delivered for others	133.3	160.0	(26.7)
Total firm	331.2	436.2	(105.0)
Interruptible
Gas sold and delivered	0.7	1.0	(0.3)
Gas delivered for others	62.5	77.7	(15.2)
Total interruptible	63.2	78.7	(15.5)
Electric generation—delivered for others	43.2	26.3	16.9
Total deliveries	437.6	541.2	(103.6)
Degree Days
Actual	956	1,255	(299)
Normal	1,331	1,343	(12)
Percent colder (warmer) than normal	(28.2)%	(6.6)%	n/a
Average active customer meters	1,135,700	1,123,200	12,500
New customer meters added	3,833	4,251	(418)
Gas Service to Firm Customers. The volume of gas delivered to firm customers is highly sensitive to weather variability as a large portion of the natural gas delivered by Washington Gas is used for space heating. Washington Gas’ rates are based on an assumption of normal weather. The tariffs in the Maryland and Virginia jurisdictions include provisions that consider the effects of the RNA and the WNA/CRA mechanisms, respectively, that are designed to, among other things, eliminate the effect on net revenues of variations in weather from normal levels (refer to the section entitled “Weather Risk” for a further discussion of these mechanisms and other weather-related instruments included in our weather protection strategy). The comparison of firm volumes delivered for the current quarter compared to the prior quarter primarily reflects significantly warmer weather in the current quarter.
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
Interest Expense
The following table shows the components of Washington Gas' interest expense for the three months ended December 31, 2015 and 2014. The increase in interest on long-term debt primarily comprises private placement notes and unsecured MTNs issued by Washington Gas.

Composition of Interest Expense
	Three Months Ended December 31,		Increase/
(In millions)	2015	2014	(Decrease)
Interest on long-term debt	$10.3	$10.1	$0.2
Allowance for funds used during construction and other- net	—	0.2	(0.2)
Total	$10.3	$10.3	$—
Income Taxes

The following table shows Washington Gas' income tax expense and effective income tax rate for the three months ended December 31, 2015 and 2014.

Income Taxes
	Three Months Ended December 31,		Increase/
(In millions)	2015	2014	(Decrease)
Income before income taxes	$88.4	$103.9	$(15.5)
Income tax expense	$33.8	$39.0	$(5.2)
Effective income tax rate	38.2%	37.5%	0.7%

LIQUIDITY AND CAPITAL RESOURCES
Liquidity and capital resources for Washington Gas are substantially the same as the liquidity and capital resources discussion included in the Management’s Discussion of WGL (except for certain items and transactions that pertain to WGL and its unregulated subsidiaries). Those explanations are incorporated by reference into this discussion.
RATES AND REGULATORY MATTERS
Washington Gas makes its requests to modify existing rates based on its determination of the level of net investment in plant and equipment, operating expenses, and a level of return on invested capital that is just and reasonable. The following is an update of significant current regulatory matters in Washington Gas’ jurisdictions. For a more detailed discussion of the matters below, refer to our combined Annual Report on Form 10-K for WGL and Washington Gas for the fiscal year ended September 30, 2015.
District of Columbia Jurisdiction
Investigation into Washington Gas’ Cash Reimbursement to Competitive Service Providers (CSPs). On August 5, 2014, the Office of the People’s Counsel’s (“OPC”) of DC filed a complaint with the PSC of DC requesting that the Commission open an investigation into Washington Gas’ payments to CSPs to cash-out over-deliveries of natural gas supplies during the 2008-2009 winter heating season. OPC asserted that Washington Gas made excess payments in the amount of $2.4 million to

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

CSPs. On December 19, 2014, the PSC of DC granted the OPC of DC’s request and opened a formal investigation. On October 27, 2015, the PSC of DC issued an order finding that Washington Gas, in performing the cash-out, had violated D.C. Code 34-1101’s requirement that no service shall be provided without Commission approval. The PSC of DC directed Washington Gas to provide calculations showing what the impact would have been had Washington Gas made volumetric adjustments to CSP deliveries as of April 2009, which Washington Gas calculates would result in a refund of approximately $2.4 million, which was recognized by WGL in fiscal year 2015. On February 3, 2016, the PSC of DC issued an order denying OPC’s application for reconsideration and granting in part, and denying in part, Washington Gas’s application for reconsideration.  The PSC of DC directed the parties to file initial briefs by February 18, 2016, and reply briefs by February 28, 2016, on the issue of whether a “fairer way” to reconcile the over-deliveries by CSPs is through volumetric adjustments, or through cash payments.
Virginia Jurisdiction
Virginia Gas Reserves. In the 2014 Session, the General Assembly of the Commonwealth of Virginia amended Title 56 of the Virginia Code. The legislative provisions are intended to encourage regulated utilities to invest in natural gas reserves, upstream pipelines and facilities that are reasonably expected to benefit customers by lowering costs, reducing volatility or lowering the utility’s supply risk. A regulated utility company can obtain recovery through its rates charged to customers for the entire incurred cost, including the return of and a return on the investment in reserves, as well as all operating costs.
Pursuant to the law, on May 6, 2015, Washington Gas entered into a 20-year agreement with Energy Corporation of America (ECA) to acquire natural gas reserves through non-operating working interests in 25 producing wells located in Pennsylvania's Appalachian Basin for $126 million conditional upon approval by the SCC of VA.
Washington Gas filed an application and supporting testimony with the SCC of VA on May 12, 2015, for approval of the gas reserves purchase agreement with ECA as part of a Natural Gas Supply Investment Plan. On November 6, 2015, the SCC of VA issued an order denying Washington Gas’ May 12, 2015, application for approval of a proposed Natural Gas Supply Investment Plan. Washington Gas plans to negotiate a new agreement and file its application with the SCC of VA within the next several months.

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

ITEM 4. CONTROLS AND PROCEDURES—WGL Holdings, Inc.
Senior management, including the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer of WGL, evaluated the effectiveness of WGL’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2015. Based on this evaluation process, the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that disclosure controls and procedures of WGL are effective. There have been no changes in the internal control over financial reporting of WGL during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of WGL.
ITEM 4. CONTROLS AND PROCEDURES—Washington Gas Light Company
Senior management, including the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer of Washington Gas, evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) of Washington Gas as of December 31, 2015. Based on this evaluation process, the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures of Washington Gas are effective. There have been no changes in the internal control over financial reporting of Washington Gas during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Washington Gas.

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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

Effective October 2, 2015, we issued performance units and performance shares (“FY 2016 Grants”) to our named executive officers (“NEOs”). The following description of the terms of the FY 2016 Grants is not complete and is qualified in its entirety by reference to the forms of the award agreements themselves, which are filed as Exhibits 10.1, 10.2, 10.3 and 10.4 hereto and which are incorporated by reference herein. The terms of the FY 2016 Grants are materially consistent with grants of long-term incentive awards in prior years, with the following exceptions:

•
The FY 2016 grants include three components instead of one component. In recent years, performance shares and performance units were based solely on our total shareholder return compared to a peer group ("relative TSR") for the performance period. For FY 2016:

◦50% of performance shares and performance units are based on relative TSR;

◦	50% of performance shares are based on whether our earnings per share (subject to certain non-GAAP adjustments) exceed our dividends per share for the performance period; and

◦
50% of performance units are based the level of our return on equity ratio for the performance period, which is computed by dividing return on equity (subject to certain non-GAAP adjustments) by the weighted average utility ROE authorized by our three regulatory commissions in Maryland, Virginia and the District of Columbia.

•
Dividends will accrue on performance shares for record dates during the performance period and through the date that vested performance shares are paid out. No dividends will be paid with respect to performance shares that do not vest.

•
Under certain circumstances, a participant who retires prior to the end of the performance period will be eligible for payment of a pro rata portion (based on the number of full months in the performance period during which the participant was employed) of performance shares and performance units that are actually earned.

WGL Holdings, Inc.
Washington Gas Light Company
Part II—Other Information

ITEM 6. EXHIBITS
Exhibits:

Schedule/ Exhibit	Description
(a)(3)	Exhibits

Exhibits Filed Herewith:

10.1	Form of Performance Unit Award Agreement (Total Shareholder Return).

10.2	Form of Performance Unit Award Agreement (Return on Equity).

10.3	Form of Performance Share Award Agreement (Total Shareholder Return).

10.4	Form of Performance Share Award Agreement (Dividend Coverage).

31.1	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vincent L. Ammann, Jr., the Senior Vice President and Chief Financial Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Vincent L. Ammann, Jr., the Senior Vice President and Chief Financial Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification of Terry D. McCallister, the Chairman and Chief Executive Officer, and Vincent L. Ammann, Jr., the Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Amendment 2015-1 to the WGL Holdings, Inc. and Washington Gas Light Company Change in Control Severance Plan for Certain Executives (as amended), dated November 12, 2015.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

WGL Holdings, Inc.
Washington Gas Light Company

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

WGL HOLDINGS, INC. and WASHINGTON GAS LIGHT COMPANY (Co-registrants)

Date: February 5, 2016	/s/ William R. Ford
William R. Ford
Vice President and Chief Accounting Officer (Principal Accounting Officer)