Form 10-Q
period 2016-03-31
WGL HOLDINGS INC; WASHINGTON GAS LIGHT CO
filed 2016-05-09
CIK 1103601, 104819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016
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
WGL Holdings, Inc. common stock, no par value, outstanding as of April 30, 2016: 50,338,313 shares.
All of the outstanding shares of common stock ($1 par value) of Washington Gas Light Company were held by WGL Holdings, Inc. as of April 30, 2016.

WGL Holdings, Inc.
Washington Gas Light Company

For the Quarter Ended March 31, 2016

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
SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
Certain matters discussed in this report, excluding historical information, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the outlook for earnings, dividends, revenues and other future financial business performance or strategies and expectations. Forward-looking statements are typically identified by words such as, but not limited to, “estimates,” “expects,” “anticipates,” “intends,” “believes,” “plans” and similar expressions, or future or conditional terms such as “will,” “should,” “would” and “could.” Forward-looking statements speak only as of today, and the registrants assume no duty to update them. Factors that could cause actual results to differ materially from forward-looking statements or historical performance include those discussed in Item 1A. Risk Factors in the combined Annual Report on Form 10-K for WGL and Washington Gas for the fiscal year ended September 30, 2015, in Part II, Item 1A, Risk Factors in this quarterly update on Form 10-Q and in our other filings with the Securities and Exchange Commission, and may include, but are not limited to the following:

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

(ii)

WGL Holdings, Inc.
Washington Gas Light Company

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

(iii)

WGL Holdings, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
Part I—Financial Information
Item 1—Financial Statements

(In thousands)	March 31, 2016	September 30, 2015
ASSETS
Property, Plant and Equipment
At original cost	$5,199,734	$5,003,910
Accumulated depreciation and amortization	(1,367,215)	(1,331,182)
Net property, plant and equipment	3,832,519	3,672,728
Current Assets
Cash and cash equivalents	9,874	6,733
Receivables
Accounts receivable	409,288	276,358
Gas costs and other regulatory assets	23,347	5,797
Unbilled revenues	172,298	102,560
Allowance for doubtful accounts	(27,311)	(26,224)
Net receivables	577,622	358,491
Materials and supplies—principally at average cost	19,027	21,402
Storage gas	133,947	211,443
Prepaid taxes	38,538	48,726
Other prepayments	70,467	32,850
Derivatives	19,231	22,933
Assets held for sale	22,906	22,906
Other	32,596	23,057
Total current assets	924,208	748,541
Deferred Charges and Other Assets
Regulatory assets
Gas costs	123,988	190,676
Pension and other post-retirement benefits	200,243	212,041
Other	87,466	80,018
Prepaid post-retirement benefits	148,252	138,629
Derivatives	33,220	32,132
Investments in direct financing leases, capital leases	34,509	35,234
Investments in unconsolidated affiliates	260,348	136,884
Other	14,812	14,476
Total deferred charges and other assets	902,838	840,090
Total Assets	$5,659,565	$5,261,359
CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders’ equity	$1,395,114	$1,243,247
Washington Gas Light Company preferred stock	28,173	28,173
Long-term debt	1,194,251	944,201
Total capitalization	2,617,538	2,215,621
Current Liabilities
Current maturities of long-term debt	—	25,000
Notes payable	329,307	332,000
Accounts payable and other accrued liabilities	349,746	325,146
Wages payable	23,282	21,091
Accrued interest	7,952	7,835
Dividends declared	24,869	23,377
Customer deposits and advance payments	83,348	88,897
Gas costs and other regulatory liabilities	29,220	34,551
Accrued taxes	31,855	13,867
Derivatives	74,162	63,504
Liabilities held for sale	1,621	1,621
Other	30,540	46,025
Total current liabilities	985,902	982,914
Deferred Credits
Unamortized investment tax credits	155,917	135,673
Deferred income taxes	724,400	672,963
Accrued pensions and benefits	183,445	176,128
Asset retirement obligations	208,638	200,732
Regulatory liabilities
Accrued asset removal costs	317,961	325,496
Other post-retirement benefits	97,590	104,382
Other	17,320	17,067
Derivatives	232,448	322,259
Other	118,406	108,124
Total deferred credits	2,056,125	2,062,824
Commitments and Contingencies (Note 13)
Total Capitalization and Liabilities	$5,659,565	$5,261,359
The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Condensed Consolidated Statements of Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands, except per share data)	2016	2015	2016	2015
OPERATING REVENUES
Utility	$442,837	$606,505	$730,990	$988,217
Non-utility	392,852	395,228	718,083	762,753
Total Operating Revenues	835,689	1,001,733	1,449,073	1,750,970
OPERATING EXPENSES
Utility cost of gas	121,055	310,138	171,080	439,842
Non-utility cost of energy-related sales	351,720	356,535	634,207	693,103
Operation and maintenance	103,933	104,287	199,352	196,667
Depreciation and amortization	33,170	30,103	64,582	59,463
General taxes and other assessments	51,400	57,784	87,932	97,167
Total Operating Expenses	661,278	858,847	1,157,153	1,486,242
OPERATING INCOME	174,411	142,886	291,920	264,728
Equity in earnings of unconsolidated affiliates	4,768	1,832	6,031	2,976
Other income (expenses)—net	795	338	1,774	(4,017)
Interest expense	12,999	13,254	25,759	25,564
INCOME BEFORE INCOME TAXES	166,975	131,802	273,966	238,123
INCOME TAX EXPENSE	60,357	50,017	98,847	92,120
NET INCOME	$106,618	$81,785	$175,119	$146,003
Dividends on Washington Gas Light Company preferred stock	330	330	660	660
NET INCOME APPLICABLE TO COMMON STOCK	$106,288	$81,455	$174,459	$145,343
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	50,009	49,720	49,918	49,851
Diluted	50,282	49,983	50,166	50,055
EARNINGS PER AVERAGE COMMON SHARE
Basic	$2.13	$1.64	$3.49	$2.92
Diluted	$2.11	$1.63	$3.48	$2.90
DIVIDENDS DECLARED PER COMMON SHARE	$0.4875	$0.4625	$0.9500	$0.9025
The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2016	2015	2016	2015
NET INCOME	$106,618	$81,785	$175,119	$146,003
OTHER COMPREHENSIVE INCOME, BEFORE INCOME TAXES:
Qualified cash flow hedging instruments	(18,634)	222	(17,550)	(8,042)
Pension and other post-retirement benefit plans
Change in net prior service credit	(214)	(171)	(428)	(342)
Change in actuarial net loss	419	491	838	974
Total pension and other post-retirement benefit plans	$205	$320	$410	$632
INCOME TAX EXPENSE (BENEFIT) RELATED TO OTHER COMPREHENSIVE INCOME	(7,649)	219	(7,118)	(3,728)
OTHER COMPREHENSIVE INCOME (LOSS)	$(10,780)	$323	$(10,022)	$(3,682)
COMPREHENSIVE INCOME	$95,838	$82,108	$165,097	$142,321
The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Six Months Ended March 31,
(In thousands)	2016	2015
OPERATING ACTIVITIES
Net income	$175,119	$146,003
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	64,582	59,463
Amortization of:
Other regulatory assets and liabilities—net	649	684
Debt related costs	676	638
Deferred income taxes—net	102,753	62,916
Accrued/deferred pension and other post-retirement benefit cost	9,888	13,092
Compensation expense related to stock-based awards	7,562	4,127
Provision for doubtful accounts	6,672	9,888
Impairment loss	3,000	5,625
Other non-cash charges (credits)—net	(4,044)	1,160
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and unbilled revenues—net	(188,728)	(381,157)
Gas costs and other regulatory assets/liabilities—net	(22,881)	57,324
Storage gas	77,496	237,479
Prepaid taxes	10,188	55,947
Other prepayments	(37,617)	(11,044)
Accounts payable and other accrued liabilities	23,656	48,625
Customer deposits and advance payments	(5,549)	14,302
Unamortized investment tax credits	20,244	10,683
Accrued taxes	17,988	29,785
Accrued interest	117	4,502
Other current assets	(7,682)	4,756
Other current liabilities	(18,727)	13,737
Deferred gas costs—net	66,688	(37,612)
Deferred assets—other	(17,865)	(8,399)
Deferred liabilities—other	(52,990)	(56,851)
Derivatives	(94,089)	20,758
Other—net	(128)	(629)
Net Cash Provided by Operating Activities	136,978	305,802
FINANCING ACTIVITIES
Common stock issued	31,900	—
Long-term debt issued	250,000	296,481
Long-term debt retired	(25,000)	—
Debt issuance costs	(284)	(2,744)
Notes payable issued (retired) —net	(47,000)	(278,500)
Project financing	20,390	—
Dividends on common stock and preferred stock	(45,462)	(44,656)
Repurchase of common stock	—	(41,485)
Other financing activities—net	1,998	—
Net Cash Provided by (Used in) Financing Activities	186,542	(70,904)
INVESTING ACTIVITIES
Capital expenditures (excluding AFUDC)	(206,928)	(214,306)
Investments in non-utility interests	(118,583)	(22,810)
Distributions and receipts from non-utility interests	3,740	2,694
Loans to external parties	1,392	—
Net Cash Used in Investing Activities	(320,379)	(234,422)
INCREASE IN CASH AND CASH EQUIVALENTS	3,141	476
Cash and Cash Equivalents at Beginning of Year	6,733	8,811
Cash and Cash Equivalents at End of Period	$9,874	$9,287
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid—net	$2,601	$2,011
Interest paid	$25,341	$20,533
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Project financing activities	$—	$(2,032)
Capital expenditure accruals included in accounts payable and other accrued liabilities	$47,350	$17,221
Dividends paid in common stock	$1,300	$2,634
Stock issued related to compensation	$6,742	$—
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Condensed Balance Sheets (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

(In thousands)	March 31, 2016	September 30, 2015
ASSETS
Property, Plant and Equipment
At original cost	$4,650,388	$4,521,535
Accumulated depreciation and amortization	(1,308,928)	(1,278,089)
Net property, plant and equipment	3,341,460	3,243,446
Current Assets
Cash and cash equivalents	4,707	1
Receivables
Accounts receivable	216,042	126,356
Gas costs and other regulatory assets	23,347	5,797
Unbilled revenues	99,685	21,027
Allowance for doubtful accounts	(17,399)	(19,254)
Net receivables	321,675	133,926
Materials and supplies—principally at average cost	18,981	21,356
Storage gas	39,042	94,489
Prepaid taxes	16,534	30,365
Other prepayments	26,046	11,899
Receivables from associated companies	15,008	3,176
Derivatives	4,121	4,588
Assets held for sale	22,906	22,906
Total current assets	469,020	322,706
Deferred Charges and Other Assets
Regulatory assets
Gas costs	123,988	190,676
Pension and other post-retirement benefits	199,068	210,811
Other	87,397	79,946
Prepaid post-retirement benefits	147,375	137,754
Derivatives	14,611	13,155
Other	5,759	5,638
Total deferred charges and other assets	578,198	637,980
Total Assets	$4,388,678	$4,204,132
CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$1,190,189	$1,081,292
Preferred stock	28,173	28,173
Long-term debt	695,888	695,885
Total capitalization	1,914,250	1,805,350
Current Liabilities
Current maturities of long-term debt	—	25,000
Notes payable	177,307	89,000
Accounts payable and other accrued liabilities	155,929	159,280
Wages payable	21,298	19,456
Accrued interest	4,027	4,023
Dividends declared	21,131	20,269
Customer deposits and advance payments	82,701	88,450
Gas costs and other regulatory liabilities	29,220	34,551
Accrued taxes	28,964	11,659
Payables to associated companies	85,906	68,623
Derivatives	30,025	33,856
Liabilities held for sale	1,621	1,621
Other	7,024	7,013
Total current liabilities	645,153	562,801
Deferred Credits
Unamortized investment tax credits	5,243	5,646
Deferred income taxes	751,446	668,764
Accrued pensions and benefits	181,596	174,318
Asset retirement obligations	203,567	198,938
Regulatory liabilities
Accrued asset removal costs	317,961	325,496
Other post-retirement benefits	96,949	103,683
Other	17,320	17,067
Derivatives	184,591	269,661
Other	70,602	72,408
Total deferred credits	1,829,275	1,835,981
Commitments and Contingencies (Note 13)
Total Capitalization and Liabilities	$4,388,678	$4,204,132
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Condensed Statements of Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2016	2015	2016	2015
OPERATING REVENUES	$452,024	$615,694	$747,270	$1,002,887
OPERATING EXPENSES
Utility cost of gas	130,242	319,328	187,360	454,493
Operation and maintenance	81,210	85,680	160,518	160,637
Depreciation and amortization	28,757	26,880	55,962	53,484
General taxes and other assessments	47,589	53,862	80,227	89,706
Total Operating Expenses	287,798	485,750	484,067	758,320
OPERATING INCOME	164,226	129,944	263,203	244,567
Other expense—net	(501)	(169)	(721)	(619)
Interest expense	10,395	10,564	20,718	20,828
INCOME BEFORE INCOME TAXES	153,330	119,211	241,764	223,120
INCOME TAX EXPENSE	58,897	44,517	92,719	83,475
NET INCOME	$94,433	$74,694	$149,045	$139,645
Dividends on Washington Gas preferred stock	330	330	660	660
NET INCOME APPLICABLE TO COMMON STOCK	$94,103	$74,364	$148,385	$138,985
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Condensed Statements of Comprehensive Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2016	2015	2016	2015
NET INCOME	$94,433	$74,694	$149,045	$139,645
OTHER COMPREHENSIVE INCOME, BEFORE INCOME TAXES:
Pension and other post-retirement benefit plans
Change in net prior service credit	(214)	(171)	(428)	(342)
Change in actuarial net loss	419	491	838	974
Total pension and other post-retirement benefit plans	$205	$320	$410	$632
INCOME TAX EXPENSE RELATED TO OTHER COMPREHENSIVE INCOME	81	127	162	250
OTHER COMPREHENSIVE INCOME	$124	$193	$248	$382
COMPREHENSIVE INCOME	$94,557	$74,887	$149,293	$140,027
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Condensed Statements of Cash Flows (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Six Months Ended March 31,
(In thousands)	2016	2015
OPERATING ACTIVITIES
Net income	$149,045	$139,645
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	55,962	53,484
Amortization of:
Other regulatory assets and liabilities—net	649	684
Debt related costs	629	644
Deferred income taxes—net	75,133	49,602
Accrued/deferred pension and other post-retirement benefit cost	9,863	12,786
Compensation expense related to stock-based awards	6,396	8,654
Provision for doubtful accounts	5,494	1,330
Other non-cash charges—net	1,759	3,036
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable, unbilled revenues and receivables from associated companies—net	(163,608)	(262,292)
Gas costs and other regulatory assets/liabilities—net	(22,881)	57,324
Storage gas	55,447	114,802
Prepaid taxes	13,831	—
Other prepayments	(14,147)	11,039
Accounts payable and other accrued liabilities, including payables to associated companies	24,136	36,693
Customer deposits and advance payments	(5,749)	14,157
Accrued taxes	17,305	37,485
Accrued interest	4	537
Other current assets	2,375	2,680
Other current liabilities	(3,157)	(942)
Deferred gas costs—net	66,688	(37,612)
Deferred assets—other	(16,114)	(10,247)
Deferred liabilities—other	(5,638)	(2,976)
Derivatives	(89,890)	9,923
Other—net	(36)	5
Net Cash Provided by Operating Activities	163,496	240,441
FINANCING ACTIVITIES
Long-term debt issued	—	50,000
Long-term debt retired	(25,000)	—
Debt issuance costs	(171)	(722)
Notes payable issued (retired) —net	44,000	(89,000)
Project financing	20,390	—
Dividends on common stock and preferred stock	(40,538)	(39,320)
Other financing activities—net	1,949	—
Net Cash Provided by (Used in) Financing Activities	630	(79,042)
INVESTING ACTIVITIES
Capital expenditures (excluding AFUDC)	(159,420)	(157,550)
Net Cash Used In Investing Activities	(159,420)	(157,550)
INCREASE IN CASH AND CASH EQUIVALENTS	4,706	3,849
Cash and Cash Equivalents at Beginning of Year	1	1,060
Cash and Cash Equivalents at End of Period	$4,707	$4,909
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid — net	$—	$1,850
Interest paid	$20,300	$15,797
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Project financing activities	$—	$(2,032)
Capital expenditure accruals included in accounts payable and other accrued liabilities	$31,116	$12,388
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
The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Therefore, certain financial information and note disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) are omitted in this interim report. The interim consolidated financial statements and accompanying notes should be read in conjunction with the combined Annual Report on Form 10-K for WGL and Washington Gas for the fiscal year ended September 30, 2015 and the current report on Form 8-K filed on March 16, 2016, which amended the Annual Report on Form 10-K to recast the balance sheet for the October 1, 2015 adoption of ASU 2105-17, Income Taxes: Balance Sheet Classification of Deferred Taxes. Due to the seasonal nature of our businesses, the results of operations for the periods presented in this report are not necessarily indicative of actual results for the full fiscal years ending September 30, 2016 and 2015 of either WGL or Washington Gas.
The accompanying unaudited financial statements for WGL and Washington Gas reflect all normal recurring adjustments that are necessary, in our opinion, to present fairly the results of operations in accordance with GAAP. Prior period amounts related to deferred income tax assets and liabilities in the accompanying condensed balance sheets have been reclassified to conform to the current period presentation. Refer to Note 7 — Income Taxes of the Notes to Condensed Consolidated Financial Statements.
For a complete description of our accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements of the combined Annual Report on Form 10-K for WGL and Washington Gas for the fiscal year ended September 30, 2015.
Assets Held for Sale
At March 31, 2016, the Springfield Operations Center met the criteria to be reported as held for sale. Those criteria specify that (a) the asset must be available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets and (b) the sale of the asset must be probable, and its transfer expected to qualify for recognition as a completed sale, within one year, with certain exceptions. At March 31, 2016 and September 30, 2015, the assets and liabilities associated with the Springfield Operations Center are reported at their expected selling price, less selling expenses, as "Assets held for sale" and "Liabilities held for sale" on WGL's and Washington Gas' balance sheets.
Impairments
Management regularly reviews property and equipment and other long-lived assets, including certain definite-lived intangible assets and our equity method investments for possible impairment. For our equity and cost method investments, an impairment is recorded when the investment has experienced a decline in value that is other-than-temporary. Additionally, if the projects in which we hold an investment recognize an impairment loss, we would record our proportionate share of that impairment loss and evaluate the investment for decline in value that is other-than-temporary. This review occurs quarterly, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.

At March 31, 2016, WGL recorded a $3.0 million impairment for the Nextility investment in direct financing leases. During the six months ended March 31, 2015, WGL impaired its entire investment in ASDHI by its carrying value of $5.6 million based on management's assumption of the current valuation and expected return from the investment. Refer to Note 9 — Fair Value Measurements and Note 11 — Other Investments of the Notes to Condensed Consolidated Financial Statements for further discussion.
Storage Gas Valuation
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
The following table shows the lower-of-cost or market adjustments recorded to net income for the three and six months ended March 31, 2016 and 2015.

Lower-of-Cost or Market Adjustments Pre-Tax Increase (Decrease) to Net Income
	Three Months Ended March 31,		Six Months Ended March 31,
(In millions)	2016	2015	2016	2015
WGL(a)
Operating revenues - non-utility	$0.8	$(3.0)	$(1.1)	$(20.5)
Washington Gas
Utility cost of gas	—	—	$—	$(0.7)
Total Consolidated	$0.8	$(3.0)	$(1.1)	$(21.2)

(a) WGL includes WGL Holdings and all subsidiaries other than Washington Gas.

ACCOUNTING STANDARDS ADOPTED IN FISCAL YEAR 2016
Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
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

OTHER NEWLY ISSUED ACCOUNTING STANDARDS
Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
ASU 2016-09, Compensation—Stock Compensation (Topic 718)—Improvements to Employee Share-Based Payment Accounting	This standard simplifies several aspects of the accounting for share-based payment transactions, including accounting for income taxes, forfeitures, and statutory tax withholding requirements.	October 1, 2017	We are in the process of evaluating the impact the adoption of this standard will have on our financial statements.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

ASU 2014-09 and ASU 2016-08, Revenue from Contracts with Customers
(Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) and ASU 2015-14, Deferral of the Effective Date.

ASU 2014-09 establishes a comprehensive revenue recognition model clarifying the method used to determine the timing and requirements for revenue recognition from contracts with customers. The disclosure requirements under the new standard will enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

The amendments in ASU 2016-08 update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The update requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

The standard permits retrospective application.
	October 1, 2018	We are in the process of evaluating the impact the adoption of this standard will have on our financial statements.
ASU 2016-02, Leases (Topic 842)
This standard requires recognition of a right-to-use asset and lease liability on the statement of financial position and disclosure of key information about leasing arrangements. The standard requires modified retrospective application and early adoption is permitted.

	October 1, 2019 with early adoption permitted.	We are in the process of evaluating the impact the adoption of this standard will have on our financial statements. We may elect early adoption.
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
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

ASU 2015-03 and ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost and Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements

The standard requires an entity to present debt issuance costs in the balance sheet as a direct deduction of the debt liability in a manner consistent with its accounting treatment of debt discounts. The standard requires retrospective application.

An entity can defer and present debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.
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

WGL Holdings, Inc.
(In millions)	March 31, 2016	September 30, 2015
Accounts payable—trade	$290.3	$277.3
Employee benefits and payroll accruals	23.8	31.4
Other accrued liabilities	35.6	16.4
Total	$349.7	$325.1

Washington Gas Light Company
(In millions)	March 31, 2016	September 30, 2015
Accounts payable—trade	$116.7	$122.2
Employee benefits and payroll accruals	22.3	29.5
Other accrued liabilities	16.9	7.6
Total	$155.9	$159.3

NOTE 3. SHORT-TERM DEBT
WGL and Washington Gas satisfy their short-term financing requirements through the sale of commercial paper, financing arrangements with third-party lenders, or through bank borrowings. Due to the seasonal nature of the regulated utility and retail energy-marketing segments, short-term financing requirements can vary significantly during the year. Revolving credit agreements are maintained to support outstanding commercial paper and to permit short-term borrowing flexibility. The policy of each WGL and Washington Gas is to maintain bank credit facilities in amounts equal to or greater than the expected maximum commercial paper position. The following is a summary of committed credit available at March 31, 2016 and September 30, 2015.

Committed Credit Available ($ In millions)
March 31, 2016	WGL(b)	Washington Gas	Total Consolidated
Committed credit agreements
Unsecured revolving credit facility, expires December 19, 2019(a)	$450.0	$350.0	$800.0
Less: Commercial Paper	(152.0)	(133.0)	(285.0)
Net committed credit available	$298.0	$217.0	$515.0
Weighted average interest rate	0.60%	0.45%	0.53%
September 30, 2015
Committed credit agreements
Unsecured revolving credit facility, expires December 19, 2019(a)	$450.0	$350.0	$800.0
Less: Commercial Paper	(243.0)	(89.0)	(332.0)
Net committed credit available	$207.0	$261.0	$468.0
Weighted average interest rate	0.30%	0.16%	0.26%

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
At March 31, 2016 and September 30, 2015, there were no outstanding bank loans from WGL’s or Washington Gas’ revolving credit facilities.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

PROJECT FINANCING
Washington Gas obtains third-party project financing on behalf of the Federal government to provide funds during the construction of certain energy management services projects entered into under Washington Gas' area-wide contract. As the lender funds the energy management services project, Washington Gas establishes a payable to the lender. As work is performed, Washington Gas establishes a receivable representing the government's obligation to remit principal and interest. The payable and receivable are equal to each other at the end of the construction period, but there could be timing differences in the recognition of project related payable and receivable during the construction period. When these projects are formally “accepted” by the government and deemed complete, Washington Gas assigns the ownership of the receivable to the lender in satisfaction of the obligation to the lender and removes both the receivable and the obligation related to the financing from its financial statements.
As of March 31, 2016, Washington Gas recorded a $48.9 million "Accounts receivable" on the balance sheet and a $44.3 million corresponding short-term obligation to the lender in "Notes payable", for energy management services projects that were not complete. These projects are financed for government agencies which have minimal credit risk, and with which we have previous collection experience. Based on these factors, Washington Gas did not record a corresponding reserve for bad debts related to these receivables at March 31, 2016.

NOTE 4. LONG-TERM DEBT
UNSECURED NOTES
WGL and Washington Gas issue long-term notes with individual terms regarding interest rates, maturities and call or put options. These notes can have maturity dates of one or more years from the date of issuance.
At March 31, 2016 and September 30, 2015, WGL had the capacity under a shelf registration to issue an unspecified amount of long-term debt securities. At March 31, 2016 and September 30, 2015 Washington Gas had the capacity under a shelf registration statement to issue up to $600.0 million of additional Medium-Term Notes (MTNs).
On February 18, 2016, WGL entered into a credit agreement providing for term loans, and borrowed $250 million under the agreement. The credit agreement provides for a maturity date of February 18, 2018, with a one year extension option with the lenders' approval. In addition to the initial borrowings, the credit agreement permits, with the lenders' approval, additional borrowings of up to $100 million for maximum potential borrowings under the credit agreement of $350 million. The interest rate on loans made under the credit agreement is a fluctuating rate per annum that is determined from time to time based on parameters set forth in the credit agreement.
The following tables show the outstanding notes as of March 31, 2016 and September 30, 2015.

Long-Term Debt Outstanding
($ In millions)	WGL(a)	Washington Gas	Total Consolidated
March 31, 2016
Long-term debt (b)	$500.0	$696.0	$1,196.0
Unamortized discount	(1.6)	(0.1)	$(1.7)
Total Long-Term Debt	498.4	695.9	1,194.3
Weighted average interest rate	2.45%	5.59%	4.28%
September 30, 2015
Long-term debt (b)	$250.0	$721.0	$971.0
Unamortized discount	(1.7)	(0.1)	$(1.8)
Less—current maturities	—	(25.0)	(25.0)
Total Long-Term Debt	248.3	695.9	944.2
Weighted average interest rate	3.66%	5.58%	5.08%

(a)	WGL includes WGL Holdings and all subsidiaries other than Washington Gas.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

(b)	Includes Senior Notes and term loans for WGL and both MTNs and private placement notes for Washington Gas. Represents face value including current maturities.

The following tables show long-term debt issuances and retirements for the six months ended March 31, 2016 and 2015. There were no retirements for WGL or Washington Gas for the six months ended March 31, 2015.

Long-Term Debt Issuances and Retirements
($ In millions)	Principal(b)	Interest Rate		Effective Cost(d)	Nominal Maturity Date
Six Months Ended March 31, 2016
WGL(a)
Issuances:
2/18/2016	$250.0	1.24%	(c)	1.24%	2/18/2018
Total consolidated issuances	$250.0
Washington Gas
Retirements:	$25.0	5.17%		n/a	1/18/2016
Total consolidated retirements	$25.0
Six Months Ended March 31, 2015
WGL (a)
Issuances:
10/24/2014	$100.0	2.25%		2.42%	11/1/2019
10/24/2014	125.0	4.60%		5.11%	11/1/2044
12/16/2014	25.0	4.60%		5.53%	11/1/2044
Total	$250.0
Washington Gas
Issuances:
12/15/2014	$50.0	4.24%		4.41%	12/15/2044
Total	$50.0
Total consolidated issuances	$300.0

(a)	WGL includes WGL Holdings and all subsidiaries other than Washington Gas.

(b)	Represents face amount of senior notes and term loans for WGL and both MTNs and private placement notes for Washington Gas.

(c)	Floating rate per annum that will be determined from time to time based on parameters set forth in the credit agreement.

(d)	The estimated effective cost of the issued notes, including consideration of issuance fees and hedge costs.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 5. COMMON SHAREHOLDERS’ EQUITY
The tables below reflect the components of “Common shareholders’ equity” for WGL and “Common shareholder’s equity” for Washington Gas for the six months ended March 31, 2016.

WGL Holdings, Inc. Components of Common Shareholders’ Equity
(In thousands, except shares)	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total
	Shares	Amount
Balance at September 30, 2015	49,728,662	$485,456	$14,934	$757,093	$(14,236)	$1,243,247
Net income	—	—	—	175,119	—	175,119
Other comprehensive loss	—	—	—	—	(10,022)	(10,022)
Stock-based compensation(a)	115,974	6,742	(4,838)	(80)	—	1,824
Issuance of common stock(b)	492,250	33,200	—	—	—	33,200
Dividends declared:
Common stock	—	—	—	(47,594)	—	(47,594)
Preferred stock	—	—	—	(660)	—	(660)
Balance at March 31, 2016	50,336,886	$525,398	$10,096	$883,878	$(24,258)	$1,395,114
(a) Includes dividend equivalents related to our performance shares.
(b) Includes shares issued under the ATM program (discussed below) and the dividend reinvestment and common stock purchase plans.

Washington Gas Light Company Components of Common Shareholder’s Equity
(In thousands, except shares)	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total
	Shares	Amount
Balance at September 30, 2015	46,479,536	$46,479	$483,677	$557,848	$(6,712)	$1,081,292
Net income	—	—	—	149,045	—	149,045
Other comprehensive income	—	—	—	—	248	248
Stock-based compensation	—	—	1,005	—	—	1,005
Dividends declared:
Common stock	—	—	—	(40,741)	—	(40,741)
Preferred stock	—	—	—	(660)	—	(660)
Balance at March 31, 2016	46,479,536	$46,479	$484,682	$665,492	$(6,464)	$1,190,189

On November 24, 2015, WGL entered into an equity distribution agreement and filed a prospectus supplement relating to a continuous offering under which WGL may sell common stock with an aggregate sales price of up to $150 million through an at-the-market (ATM) program. Sales of common stock can be made by means of privately negotiated transactions, as transactions on the New York Stock Exchange at market prices or in such other transactions as agreed upon by WGL and the sales agents and in accordance with applicable securities laws. During the quarter ended March 31, 2016, WGL has issued 466,467 shares of common stock under the ATM program for net proceeds of $31.5 million.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6. EARNINGS PER SHARE
Basic EPS of WGL is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS assumes the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period unless the effect of such issuance would be anti-dilutive. The following table reflects the computation of our basic and diluted EPS for the three and six months ended March 31, 2016 and 2015.

Basic and Diluted EPS
(in thousands, except per share data)	Net Income Applicable to Common Stock	Shares	Per Share Amount
Three Months Ended March 31, 2016
Basic EPS	$106,288	50,009	$2.13
Stock-based compensation plans	—	273
Diluted EPS	$106,288	50,282	$2.11
Three Months Ended March 31, 2015
Basic EPS	$81,455	49,720	$1.64
Stock-based compensation plans	—	263
Diluted EPS	$81,455	49,983	$1.63
Six Months Ended March 31, 2016
Basic EPS	$174,459	49,918	$3.49
Stock-based compensation plans	—	248
Diluted EPS	$174,459	50,166	$3.48
Six Months Ended March 31, 2015
Basic EPS	$145,343	49,851	$2.92
Stock-based compensation plans	—	204
Diluted EPS	$145,343	50,055	$2.90
There were no anti-dilutive shares for the three months ended March 31, 2016 or the three and six months ended March 31, 2015. For the six months ended March 31, 2016, 76,000 performance shares issuable pursuant to our stock-based compensation plans, were not considered in the diluted share calculation due to the anti-dilutive effect of such shares.
NOTE 7. INCOME TAXES
As of March 31, 2016 and September 30, 2015, our uncertain tax positions were approximately $37.1 million and $38.6 million, respectively, primarily due to the change in tax accounting for repairs. If the amounts of unrecognized tax benefits are eventually realized, it would not materially impact the effective tax rate. It is reasonably possible that the amount of the unrecognized tax benefit with respect to some of WGL’s and Washington Gas’ uncertain tax positions will significantly increase or decrease in the next 12 months. At this time, however, an estimate of the range of reasonably possible outcomes cannot be determined.
Under ASC Topic 740, Income Taxes, Washington Gas recognizes any accrued interest associated with uncertain tax positions in interest expense and recognizes any accrued penalties associated with uncertain tax positions in other expenses in the statements of income. At March 31, 2016 and September 30, 2015, we did not have an accrual of interest expense related to uncertain tax positions.
WGL files a consolidated federal tax return and various other state returns. We are no longer subject to income tax examinations by the Internal Revenue Service for years ended prior to September 30, 2012. Substantially all state income tax years in major jurisdictions are closed for years ended prior to September 30, 2011.
On October 1, 2015, WGL and Washington Gas early adopted ASU 2015-17. This standard amends the requirements to separately classify deferred income tax liabilities and assets into current and noncurrent amounts on a classified balance sheet and requires all deferred income tax liabilities and assets to be offset by taxing jurisdiction and classified as noncurrent. WGL and Washington Gas are applying ASU 2015-17 retrospectively. As a result of the retrospective adoption, $32.8 million and $24.7 million for WGL and Washington Gas, respectively, were reclassified from "Current Assets-Deferred income taxes" to "Deferred Credits-Deferred income taxes" on WGL's and Washington Gas' September 30, 2015 balance sheets.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 8. DERIVATIVE AND WEATHER-RELATED INSTRUMENTS
DERIVATIVE INSTRUMENTS
Regulated Utility Operations
Washington Gas enters into contracts that qualify as derivative instruments and are accounted for under ASC Topic 815. These derivative instruments are recorded at fair value on our balance sheets and Washington Gas does not currently designate any derivatives as hedges under ASC Topic 815. Washington Gas’ derivative instruments relate to: (i) Washington Gas’ asset optimization program; (ii) managing price risk associated with the purchase of gas to serve utility customers and (iii) managing interest rate risk.
Asset Optimization. Washington Gas optimizes the value of its long-term natural gas transportation and storage capacity resources during periods when these resources are not being used to physically serve utility customers. Specifically, Washington Gas utilizes its transportation capacity assets to benefit from favorable natural gas prices between different geographic locations and utilizes its storage capacity assets to benefit from favorable natural gas prices between different time periods. As part of this asset optimization program, Washington Gas enters into physical and financial derivative transactions in the form of forward, futures and option contracts with the primary objective of locking in operating margins that Washington Gas will ultimately realize. The derivative transactions entered into under this program are subject to mark-to-market accounting treatment.
Regulatory sharing mechanisms provide for the annual realized profit from these transactions to be shared between Washington Gas' shareholders and customers; therefore, changes in fair value are recorded through earnings, or as regulatory assets or liabilities to the extent that it is probable that realized gains and losses associated with these derivative transactions will be included in the rates charged to customers when they are realized. Unrealized gains and losses recorded to earnings may cause significant period-to-period volatility; however, this volatility does not change the locked-in operating margins that Washington Gas expects to ultimately realize from these transactions through the use of its storage and transportation capacity resources.
All physically and financially settled contracts under our asset optimization program are reported on a net basis in the statements of income in “Utility cost of gas.” Total net margins recorded to “Utility cost of gas” after sharing and management fees associated with all asset optimization transactions for the three months ended March 31, 2016 was a net gain of $22.6 million including an unrealized gain of $13.7 million. During the three months ended March 31, 2015 we recorded a net loss of $14.0 million including an unrealized loss of $28.0 million. Total net margins recorded for the six months ended March 31, 2016 was a net gain of $49.3 million including an unrealized gain of $33.1 million. During the six months ended March 31, 2015, we recorded a net gain of $17.1 million including an unrealized loss of $2.9 million.
Managing Price Risk. To manage price risk associated with acquiring natural gas supply for utility customers, Washington Gas enters into physical and financial derivative transactions in the form of forward, option and other contracts, as authorized by its regulators. These instruments are accounted for as derivative instruments. Any gains and losses associated with these derivatives are recorded as regulatory liabilities or assets, respectively, to reflect the rate treatment for these economic hedging activities.
Managing Interest-Rate Risk. Washington Gas may utilize derivative instruments that are designed to minimize the risk of interest-rate volatility associated with planned issuances of debt securities. Any gains and losses associated with these types of derivatives are recorded as regulatory liabilities or assets, respectively, and amortized in accordance with regulatory requirements, typically over the life of the related debt issued.
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
Managing Price Risk. WGL Energy Services enters into certain derivative contracts as part of its strategy to manage the price risk associated with the sale and purchase of natural gas and electricity. WGL Energy Services designates a portion of these physical contracts related to the purchase of natural gas and electricity to serve our customers as "normal purchases and normal sales" and therefore, they are not subject to the fair value accounting requirements of ASC Topic 815. Derivative

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

instruments not designated as "normal purchases and normal sales" are recorded at fair value on our consolidated balance sheets, and changes in the fair value of these derivative instruments are reflected in the earnings of our non-utility operations, which may cause significant period-to-period volatility in earnings. WGL Energy Services does not designate derivatives as hedges under ASC Topic 815.
Managing Interest-Rate Risk. WGL utilizes derivative instruments that are designed to limit the risk of interest-rate volatility associated with future debt issuances.
In January 2016, WGL entered into an additional forward starting interest rate hedge agreement, with a notional amount of $50.0 million and designated it as a cash flow hedge in accordance with ASC 815. In August 2015, WGL entered into two forward starting interest rate swap agreements, with a total notional amount of $125.0 million. These derivatives hedge the variability in future interest payments due to changes in interest rates prior to WGL's expected issuance of 30-year debt in January 2018. WGL designated these agreements as cash flow hedges in accordance with ASC 815, with the effective portion of changes in fair value recorded through other comprehensive income. The effective portion of changes in the fair value of qualified derivatives designated as cash flow hedges is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged forecasted transactions affect earnings. Any ineffective portion of these derivatives will be recognized directly through earnings as interest expense.
Additionally, WGL elected cash flow hedge accounting for interest rate derivative instruments, which settled with the issuance of the related debt issuance in the first quarter of fiscal 2015. The effective portion of the gains and losses on the hedge were recorded within other comprehensive income and are being amortized over the life of the debt (through 2044). The amortization was minimal for the three and six months ended March 31, 2016 and 2015.
Consolidated Operations
Reflected in the tables below is information for WGL as well as Washington Gas. The information for WGL includes derivative instruments for both utility and non-utility operations.

At March 31, 2016 and September 30, 2015, respectively, the absolute notional amounts of our derivatives were as follows:

Absolute Notional Amounts of Open Positions on Derivative Instruments
Derivative transactions	WGL Holdings, Inc.	Washington Gas
March 31, 2016	Notional Amounts
Natural Gas (In millions of therms)
Asset Optimization	22,108.1	13,243.2
Retail sales	50.0	—
Other risk-management activities	1,855.6	1,343.9
Electricity (In millions of kWhs)
Retail sales	4,521.7	—
Other risk-management activities	18,348.5	—
Interest Rate Swaps (In millions of dollars)	$175.0	$—
September 30, 2015
Natural Gas (In millions of therms)
Asset Optimization	20,829.2	13,316.7
Retail sales	52.2	—
Other risk-management activities	1,811.7	1,381.8
Electricity (In millions of kWhs)
Retail sales	4,292.7	—
Other risk-management activities	19,965.7	—
Interest Rate Swaps (In millions of dollars)	$125.0	$—

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the balance sheet classification for all derivative instruments as of March 31, 2016 and September 30, 2015.

WGL Holdings, Inc. Balance Sheet Classification of Derivative Instruments
($ In millions)	Derivative Instruments Not Designated as Hedging Instruments		Derivative Instruments Designated as Hedging Instruments
As of March 31, 2016	Gross Derivative Assets	Gross Derivative Liabilities	Gross Derivative Assets	Gross Derivative Liabilities	Netting of Collateral	Total(a)
Current Assets—Derivatives	$20.6	$(1.4)	$—	$—	$—	$19.2
Deferred Charges and Other Assets—Derivatives	33.9	(0.7)	—	—	—	33.2
Current Liabilities—Derivatives	15.1	(102.7)	—	—	13.4	(74.2)
Deferred Credits—Derivatives	15.3	(232.4)	—	(21.0)	5.7	(232.4)
Total	$84.9	$(337.2)	$—	$(21.0)	$19.1	$(254.2)
As of September 30, 2015
Current Assets—Derivatives	$29.7	$(6.8)	$—	$—	$—	$22.9
Deferred Charges and Other Assets—Derivatives	32.3	(0.2)	—	—	—	32.1
Current Liabilities—Derivatives	9.8	(76.2)	—	—	2.9	(63.5)
Deferred Credits—Derivatives	2.7	(328.9)	—	(3.4)	7.3	(322.3)
Total	$74.5	$(412.1)	$—	$(3.4)	$10.2	$(330.8)

Washington Gas Light Company Balance Sheet Classification of Derivative Instruments(b)
($ In millions)
As of March 31, 2016	Gross Derivative Assets	Gross Derivative Liabilities	Netting of Collateral	Total(a)
Current Assets—Derivatives	$5.4	$(1.3)	$—	$4.1
Deferred Charges and Other Assets—Derivatives	15.3	(0.7)	—	14.6
Current Liabilities—Derivatives	3.1	(34.4)	1.3	(30.0)
Deferred Credits—Derivatives	1.5	(186.1)	—	(184.6)
Total	$25.3	$(222.5)	$1.3	$(195.9)
As of September 30, 2015
Current Assets—Derivatives	$5.2	$(0.6)	$—	$4.6
Deferred Charges and Other Assets—Derivatives	13.3	(0.1)	—	13.2
Current Liabilities—Derivatives	1.9	(35.8)	—	(33.9)
Deferred Credits—Derivatives	—	(269.7)	—	(269.7)
Total	$20.4	$(306.2)	$—	$(285.8)
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
(b) Washington Gas did not have any derivative instruments outstanding that were designated as hedging instruments at March 31, 2016 or September 30, 2015.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents all gains and losses associated with derivative instruments for the three and six months ended March 31, 2016 and 2015.

Gains and Losses on Derivative Instruments
($ In millions)	WGL Holdings, Inc.		Washington Gas
Three Months Ended March 31,	2016	2015	2016	2015
Recorded to income
Operating revenues—non-utility	$20.9	$(1.1)	$—	$—
Utility cost of gas	12.7	(35.8)	12.7	(35.8)
Non-utility cost of energy-related sales	(5.3)	10.5	—	—
Interest expense	(0.1)	(0.1)	—	—
Recorded to regulatory assets
Gas costs	19.5	(52.1)	19.5	(52.1)
Recorded to other comprehensive income(a)	(18.7)	0.2	—	—
Total	$29.0	$(78.4)	$32.2	$(87.9)
Six Months Ended March 31,	2016	2015	2016	2015
Recorded to income
Operating revenues—non-utility	$46.6	$74.3	$—	$—
Utility cost of gas	34.1	(10.0)	34.1	(10.0)
Non-utility cost of energy-related sales	2.2	(39.1)	—	—
Interest expense	(0.1)	(0.5)	—	—
Recorded to regulatory assets
Gas costs	54.3	(23.9)	54.3	(23.9)
Recorded to other comprehensive income(a)	(17.6)	(8.0)	—	—
Total	$119.5	$(7.2)	$88.4	$(33.9)
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
The table below presents collateral positions at March 31, 2016 and September 30, 2015, respectively.

Collateral Not Offset Against Derivative Assets and Liabilities (in millions)
March 31, 2016	Collateral deposits posted with counterparties	Cash collateral held representing an obligation
Washington Gas	$17.0	$2.1
WGL Energy Services	24.0	—
WGL Midstream	10.8	0.6
September 30, 2015
Washington Gas	$3.5	$3.8
WGL Energy Services	12.4	—
WGL Midstream	3.5	0.4
Any collateral posted that is not offset against derivative assets and liabilities is included in “Other prepayments” in the accompanying balance sheets. Collateral received and not offset against derivative assets and liabilities is included in “Customer deposits and advance payments” in the accompanying balance sheets.
Certain derivative instruments of WGL, Washington Gas, WGL Energy Services and WGL Midstream contain contract provisions that require collateral to be posted if the credit rating of Washington Gas or WGL falls below certain levels or if counterparty exposure to WGL Energy Services or WGL Midstream exceeds a certain level. Due to counterparty exposure levels, at March 31, 2016, WGL Energy Services posted $17.0 million of collateral related to its derivative liabilities that

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

contained credit-related contingent features. At September 30, 2015, WGL Energy Services posted $10.3 million of collateral related to these aforementioned derivative liabilities. WGL, Washington Gas and WGL Midstream were not required to post any collateral related to their respective derivative liabilities that contained credit-related contingent features at March 31, 2016. WGL, Washington Gas and WGL Midstream were not required to post any collateral related to their respective derivative liabilities that contained credit-related contingent features at September 30, 2015. The following table shows the aggregate fair value of all derivative instruments with credit-related contingent features that are in a liability position, as well as the maximum amount of collateral that would be required if the most intrusive credit-risk-related contingent features underlying these agreements were triggered on March 31, 2016 and September 30, 2015, respectively.

Potential Collateral Requirements for Derivative Liabilities with Credit-Risk-Contingent Features
(In millions)	WGL Holdings, Inc.	Washington Gas
March 31, 2016
Derivative liabilities with credit-risk-contingent features	$69.6	$8.6
Maximum potential collateral requirements	61.9	6.8
September 30, 2015
Derivative liabilities with credit-risk-contingent features	$61.7	$18.9
Maximum potential collateral requirements	54.6	18.8
We do not enter into derivative contracts for speculative purposes.
Concentration of Credit Risk
We are exposed to credit risk from derivative instruments with wholesale counterparties, which is represented by the fair value of these instruments at the reporting date. We actively monitor and work to minimize counterparty concentration risk through various practices. At March 31, 2016, three counterparties represented over 10% of Washington Gas’ credit exposure to wholesale derivative counterparties for a total credit risk of $23.5 million; two counterparties represented over 10% of WGL Energy Services’ credit exposure to wholesale counterparties for a total credit risk of $0.6 million; and one counterparty represented over 10% of WGL Midstream’s credit exposure to wholesale counterparties for a total credit risk of $13.1 million.
WEATHER-RELATED INSTRUMENTS
Washington Gas did not use any weather-related instruments during the three and six months ended March 31, 2016 and 2015.
WGL Energy Services utilizes weather-related instruments for managing the financial effects of weather risks. These instruments cover a portion of WGL Energy Services’ estimated revenue or energy-related cost exposure to variations in heating or cooling degree days. These contracts provide for payment to WGL Energy Services of a fixed-dollar amount for every degree day over or under specific levels during the calculation period depending upon the type of contract executed. For the three months ended March 31, 2016 and 2015, WGL Energy Services recorded a pre-tax loss of $1.7 million and a pre-tax gain of $4.9 million, respectively, related to these contracts. For the six months ended March 31, 2016 and 2015, WGL Energy Services recorded pre-tax gains of $4.3 million and $3.2 million, respectively, related to these contracts.

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
Level 1.Level 1 of the fair value hierarchy consists of assets or liabilities that are valued using observable inputs based upon unadjusted quoted prices in active markets for identical assets or liabilities at the reporting date. WGL did not have any Level 1 derivatives at March 31, 2016 or September 30, 2015.
Level 2.Level 2 of the fair value hierarchy consists of assets or liabilities that are valued using directly or indirectly observable inputs either corroborated with market data or based on exchange traded market data. Level 2 includes fair values based on industry-standard valuation techniques that consider various assumptions: (i) quoted forward prices, including the use of mid-market pricing within a bid/ask spread; (ii) discount rates; (iii) implied volatility and (iv) other economic factors. Substantially all of these assumptions are observable throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the relevant market. At March 31, 2016 and September 30, 2015, Level 2 financial assets and liabilities included energy-related physical and financial derivative transactions such as forward, option and other contracts for deliveries at active market locations, as well as our interest rate hedges.
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
At March 31, 2016 and September 30, 2015, Level 3 derivative assets and liabilities included: (i) physical contracts valued at illiquid market locations with no observable market data; (ii) long-dated positions where observable pricing is not available over the life of the contract; (iii) contracts valued using historical spot price volatility assumptions and (iv) valuations using indicative broker quotes for inactive market locations.

The following tables set forth financial instruments recorded at fair value as of March 31, 2016 and September 30, 2015, respectively. A financial instrument’s classification within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

WGL Holdings, Inc. Fair Value Measurements Under the Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Total
At March 31, 2016
Assets
Natural gas related derivatives	$—	$21.8	$41.5	$63.3
Electricity related derivatives	—	2.3	19.3	21.6
Total Assets	$—	$24.1	$60.8	$84.9
Liabilities
Natural gas related derivatives	$—	$(37.0)	$(245.8)	$(282.8)
Electricity related derivatives	—	(4.6)	(49.8)	(54.4)
Interest rate derivatives	—	(21.0)	—	(21.0)
Total Liabilities	$—	$(62.6)	$(295.6)	$(358.2)
At September 30, 2015
Assets
Natural gas related derivatives	$—	$22.7	$28.5	$51.2
Electricity related derivatives	—	2.0	21.3	23.3
Total Assets	$—	$24.7	$49.8	$74.5
Liabilities
Natural gas related derivatives	$—	$(33.9)	$(338.2)	$(372.1)
Electricity related derivatives	—	(2.7)	(37.3)	(40.0)
Interest rate derivatives	—	(3.4)	—	(3.4)
Total Liabilities	$—	$(40.0)	$(375.5)	$(415.5)

Washington Gas Light Company Fair Value Measurements Under the Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Total
At March 31, 2016
Assets
Natural gas related derivatives	$—	$10.9	$14.4	$25.3
Total Assets	$—	$10.9	$14.4	$25.3
Liabilities
Natural gas related derivatives	$—	$(13.8)	$(208.7)	$(222.5)
Total Liabilities	$—	$(13.8)	$(208.7)	$(222.5)
At September 30, 2015
Assets
Natural gas related derivatives	$—	$6.9	$13.5	$20.4
Total Assets	$—	$6.9	$13.5	$20.4
Liabilities
Natural gas related derivatives	$—	$(11.6)	$(294.6)	$(306.2)
Total Liabilities	$—	$(11.6)	$(294.6)	$(306.2)

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table includes quantitative information about the significant unobservable inputs used in the fair value measurement of our Level 3 financial instruments and the respective fair values of the net derivative asset and liability positions, by contract type, as of March 31, 2016 and September 30, 2015.

Quantitative Information about Level 3 Fair Value Measurements
	Net Fair Value March 31, 2016	Valuation Techniques	Unobservable Inputs	Range
	($ In millions)
WGL Holdings, Inc.
Natural gas related derivatives	$(204.3)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($0.990) - $2.658
		Option Model	Natural Gas Basis Price (per dekatherm)	($0.990) - $2.658
			Annualized Volatility of Spot Market Natural Gas	25.0% - 915.6%
Electricity related derivatives	$(30.5)	Discounted Cash Flow	Electricity Congestion Price (per megawatt hour)	($6.32) - $69.00

Washington Gas Light Company
Natural gas related derivatives	$(194.3)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($0.945) - $2.575

	Net Fair Value September 30, 2015
	($ In millions)
WGL Holdings, Inc.
Natural gas related derivatives	$(309.7)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($1.441) - $3.580
		Option Model	Natural Gas Basis Price (per dekatherm)	($1.283) - $2.950
			Annualized Volatility of Spot Market Natural Gas	22.5% - 867.0%
Electricity related derivatives	$(16.0)	Discounted Cash Flow	Electricity Congestion Price (per megawatt hour)	($5.75) - $73.35

Washington Gas Light Company
Natural gas related derivatives	$(281.1)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($1.441) - $3.500

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables are a summary of the changes in the fair value of our derivative instruments that are measured at net fair value on a recurring basis in accordance with ASC Topic 820 using significant Level 3 inputs during the three and six months ended March 31, 2016 and 2015, respectively.

WGL Holdings, Inc. Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Total
Three Months Ended March 31, 2016
Balance at January 1, 2016	$(243.6)	$(24.4)	$(268.0)
Realized and unrealized gains (losses)
Recorded to income	20.7	(14.4)	6.3
Recorded to regulatory assets—gas costs	13.9	—	13.9
Purchases	—	(0.1)	(0.1)
Settlements	4.7	8.4	13.1
Balance at March 31, 2016	$(204.3)	$(30.5)	$(234.8)
Three Months Ended March 31, 2015
Balance at January 1, 2015	$(252.6)	$(11.5)	$(264.1)
Realized and unrealized gains (losses)
Recorded to income	(37.7)	0.4	(37.3)
Recorded to regulatory assets—gas costs	(53.9)	—	(53.9)
Transfers into Level 3	5.4	—	5.4
Transfers out of Level 3	1.4	—	1.4
Purchases	—	0.2	0.2
Settlements	17.8	0.4	18.2
Balance at March 31, 2015	$(319.6)	$(10.5)	$(330.1)
Six Months Ended March 31, 2016
Balance at October 1, 2015	$(309.7)	$(16.0)	$(325.7)
Realized and unrealized gains (losses)
Recorded to income	43.5	(36.7)	6.8
Recorded to regulatory assets—gas costs	43.5	—	43.5
Transfers into Level 3	(0.9)	—	(0.9)
Transfers out of Level 3	8.9	—	8.9
Purchases	—	6.3	6.3
Settlements	10.4	15.9	26.3
Balance at March 31, 2016	$(204.3)	$(30.5)	$(234.8)
Six Months Ended March 31, 2015
Balance at October 1, 2014	$(294.7)	$(5.0)	$(299.7)
Realized and unrealized gains (losses)
Recorded to income	(17.4)	(10.5)	(27.9)
Recorded to regulatory assets—gas costs	(40.3)	—	(40.3)
Transfers into Level 3	5.4	—	5.4
Transfers out of Level 3	(0.3)	—	(0.3)
Purchases	—	3.4	3.4
Settlements	27.7	1.6	29.3
Balance at March 31, 2015	$(319.6)	$(10.5)	$(330.1)

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Washington Gas Light Company Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
(In millions)	Natural Gas Related Derivatives
Three Months Ended March 31, 2016
Balance at January 1, 2016	$(222.1)
Realized and unrealized gains (losses)
Recorded to income	7.9
Recorded to regulatory assets—gas costs	13.9
Settlements	6.0
Balance at March 31, 2016	$(194.3)
Three Months Ended March 31, 2015
Balance at January 1, 2015	$(234.8)
Realized and unrealized gains (losses)
Recorded to income	(37.4)
Recorded to regulatory assets—gas costs	(53.9)
Transfers into Level 3	5.4
Transfers out of Level 3	1.4
Settlements	19.5
Balance at March 31, 2015	$(299.8)
Six Months Ended March 31, 2016
Balance at October 1, 2015	$(281.1)
Realized and unrealized gains (losses)
Recorded to income	24.9
Recorded to regulatory assets—gas costs	43.5
Transfers into Level 3	(0.2)
Transfers out of Level 3	8.8
Settlements	9.8
Balance at March 31, 2016	$(194.3)
Six Months Ended March 31, 2015
Balance at October 1, 2014	$(270.6)
Realized and unrealized gains (losses)
Recorded to income	(22.7)
Recorded to regulatory assets—gas costs	(40.3)
Transfers into Level 3	5.4
Transfers out of Level 3	(0.3)
Settlements	28.7
Balance at March 31, 2015	$(299.8)
Transfers between different levels of the fair value hierarchy may occur based on fluctuations in the valuation and on the level of observable inputs used to value the instruments from period to period. It is our policy to show both transfers into and out of the different levels of the fair value hierarchy at the fair value as of the beginning of the period. WGL and Washington Gas did not have any transfers into or out of Level 3 during the three months ended March 31, 2016. Transfers out of Level 3 during the six months ended March 31, 2016 and during the three and six months ended March 31, 2015 were due to an increase in valuations using observable market inputs. Transfers into Level 3 during the six months ended March 31, 2016 and during the three and six months ended March 31, 2015 were due to an increase in unobservable market inputs used in valuations.
The table below sets forth the line items on the statements of income to which amounts are recorded for the three and six months ended March 31, 2016 and 2015, respectively, related to fair value measurements using significant Level 3 inputs.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

WGL Holdings, Inc. Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Total
Three Months Ended March 31, 2016
Operating revenues—non-utility	$6.5	$3.7	$10.2
Utility cost of gas	7.9	—	7.9
Non-utility cost of energy-related sales	6.3	(18.1)	(11.8)
Total	$20.7	$(14.4)	$6.3
Three Months Ended March 31, 2015
Operating revenues—non-utility	$(8.9)	$3.2	$(5.7)
Utility cost of gas	(37.4)	—	(37.4)
Non-utility cost of energy-related sales	8.6	(2.8)	5.8
Total	$(37.7)	$0.4	$(37.3)
Six Months Ended March 31, 2016
Operating revenues—non-utility	$16.0	$(8.5)	$7.5
Utility cost of gas	24.9	—	24.9
Non-utility cost of energy-related sales	2.6	(28.2)	(25.6)
Total	$43.5	$(36.7)	$6.8
Six Months Ended March 31, 2015
Operating revenues—non-utility	$1.6	$24.0	$25.6
Utility cost of gas	(22.7)	—	(22.7)
Non-utility cost of energy-related sales	3.7	(34.5)	(30.8)
Total	$(17.4)	$(10.5)	$(27.9)

Washington Gas Light Company Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
(In millions)	Natural Gas Related Derivatives
Three Months Ended March 31, 2016
Utility cost of gas	$7.9
Total	$7.9
Three Months Ended March 31, 2015
Utility cost of gas	$(37.4)
Total	$(37.4)
Six Months Ended March 31, 2016
Utility cost of gas	$24.9
Total	$24.9
Six Months Ended March 31, 2015
Utility cost of gas	$(22.7)
Total	$(22.7)

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Unrealized gains (losses) attributable to derivative assets and liabilities measured using significant Level 3 inputs were recorded as follows, for the three and six months ended March 31, 2016 and 2015, respectively.

WGL Holdings, Inc. Unrealized Gains (Losses) Recorded for Level 3 Measurements
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Total
Three Months Ended March 31, 2016
Recorded to income
Operating revenues—non-utility	$8.4	$8.6	$17.0
Utility cost of gas	7.3	—	7.3
Non-utility cost of energy-related sales	5.0	(13.6)	(8.6)
Recorded to regulatory assets—gas costs	13.3	—	13.3
Total	$34.0	$(5.0)	$29.0
Three Months Ended March 31, 2015
Recorded to income
Operating revenues—non-utility	$(9.3)	$0.1	$(9.2)
Utility cost of gas	(31.7)	—	(31.7)
Non-utility cost of energy-related sales	11.8	0.6	12.4
Recorded to regulatory assets—gas costs	(47.7)	—	(47.7)
Total	$(76.9)	$0.7	$(76.2)
Six Months Ended March 31, 2016
Recorded to income
Operating revenues—non-utility	$19.9	$3.6	$23.5
Utility cost of gas	22.1	—	22.1
Non-utility cost of energy-related sales	(2.6)	(17.2)	(19.8)
Recorded to regulatory assets—gas costs	38.2	—	38.2
Total	$77.6	$(13.6)	$64.0
Six Months Ended March 31, 2015
Recorded to income
Operating revenues—non-utility	$3.6	$20.9	$24.5
Utility cost of gas	(19.8)	—	(19.8)
Non-utility cost of energy-related sales	1.8	(26.7)	(24.9)
Recorded to regulatory assets—gas costs	(28.8)	—	(28.8)
Total	$(43.2)	$(5.8)	$(49.0)

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Washington Gas Light Company Unrealized Gains (Losses) Recorded for Level 3 Measurements
(In millions)	Natural Gas Related Derivatives
Three Months Ended March 31, 2016
Recorded to income - utility cost of gas	$7.3
Recorded to regulatory assets—gas costs	13.3
Total	$20.6
Three Months Ended March 31, 2015
Recorded to income - utility cost of gas	$(31.7)
Recorded to regulatory assets—gas costs	(47.7)
Total	$(79.4)
Six Months Ended March 31, 2016
Recorded to income - utility cost of gas	$22.1
Recorded to regulatory assets—gas costs	38.2
Total	$60.3
Six Months Ended March 31, 2015
Recorded to income - utility cost of gas	$(19.8)
Recorded to regulatory assets—gas costs	(28.8)
Total	$(48.6)
The following table presents the carrying amounts and estimated fair values of our financial instruments at March 31, 2016 and September 30, 2015.

WGL Holdings, Inc. Fair Value of Financial Instruments
	March 31, 2016		September 30, 2015
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Money market funds(a)	$10.0	$10.0	$11.0	$11.0
Other short-term investments(a)	$0.3	$0.3	$0.4	$0.4
Commercial paper (b)	$285.0	$285.0	$332.0	$332.0
Project financing (b)	$44.3	$44.3	$—	$—
Long-term debt(c)	$1,194.3	$1,336.9	$944.2	$1,057.9

Washington Gas Light Company Fair Value of Financial Instruments
	March 31, 2016		September 30, 2015
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Money market funds (a)	$4.9	$4.9	$4.3	$4.3
Other short-term investments (a)	$0.3	$0.3	$0.4	$0.4
Commercial paper (b)	$133.0	$133.0	$89.0	$89.0
Project financing (b)	$44.3	$44.3	$—	$—
Long-term debt (c)	$695.9	$833.7	$695.9	$811.9

(a)	Balance is located in cash and cash equivalents in the accompanying balance sheets. These amounts may be offset by outstanding checks.

(b)	Balance is located in notes payable in the accompanying balance sheets.

(c)	Includes adjustments for current maturities and unamortized discounts.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Our money market funds are Level 1 valuations and their carrying amount approximates fair value. Other short-term investments are primarily overnight investment accounts; therefore, their carrying amount approximates fair value based on Level 2 inputs. The maturity of our commercial paper outstanding at both March 31, 2016 and September 30, 2015 is under 30 days. Due to the short term nature of these notes, the carrying cost of our commercial paper approximates fair value using Level 2 inputs. Due to the short term nature of our project financing arrangements, the carrying cost approximates fair value using Level 2 inputs. Neither WGL’s nor Washington Gas’ long-term debt is actively traded. The fair value of long-term debt was estimated based on the quoted market prices of the U.S. Treasury issues having a similar term to maturity, adjusted for the credit quality of the debt issuer, WGL or Washington Gas. Our long-term debt fair value measurement is classified as Level 3.
Non Recurring Basis
During the three months ended March 31, 2016, WGSW recognized a loss of $3.0 million associated with the impairment of its investment in direct financing leases from Nextility, reducing the investment in direct financing leases to $2.4 million, net of unamortized tax credits. We measured the impairment as the amount by which the carrying value exceeded the estimated fair value of the related collateral. The fair value was calculated based on the discounted cash flows estimated over the remaining asset life. The fair value of this investment was a Level 3 measurement.
During the six months ended March 31, 2015, Washington Gas Resources recorded an impairment charge on its investment in ASDHI to its fair value using the income approach. The amount of the impairment was equivalent to the amount of the carrying value of $5.6 million and was due to management’s assumption of the current valuation and expected return from the investment. The fair value of this investment was a Level 3 measurement.

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
The following tables present operating segment information for the three and six months ended March 31, 2016 and 2015.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Operating Segment Financial Information
(In thousands)	Operating Revenues(a)	Depreciation and Amortization	Equity in Earnings of Unconsolidated Affiliates	EBIT	Total Assets	Capital Expenditures	Equity Method Investments
Three Months Ended March 31, 2016
Regulated utility	$452,024	$29,091	$—	$164,271	$4,413,442	$76,896	$—
Retail energy-marketing	369,571	333	—	3,078	489,295	6,397	—
Commercial energy systems	20,602	3,724	2,998	1,022	759,987	22,622	64,396
Midstream energy services	13,002	36	1,770	13,700	382,630	—	195,952
Other activities	—	—	—	(1,476)	152,153	—	—
Eliminations(b)	(19,510)	(14)	—	(621)	(537,942)	—	—
Total consolidated	$835,689	$33,170	$4,768	$179,974	$5,659,565	$105,915	$260,348
Three Months Ended March 31, 2015
Regulated utility	$615,694	$27,266	$—	$130,280	$4,229,559	$70,691	$—
Retail energy-marketing	404,601	152	—	38,426	453,719	3	—
Commercial energy systems	11,532	2,671	502	722	552,968	10,658	65,214
Midstream energy services	(20,288)	31	611	(23,507)	216,712	—	49,468
Other activities	—	—	719	(846)	128,624	—	—
Eliminations(b)	(9,806)	(17)	—	(19)	(452,218)	—	—
Total consolidated	$1,001,733	$30,103	$1,832	$145,056	$5,129,364	$81,352	$114,682
Six Months Ended March 31, 2016
Regulated utility	$747,270	$56,686	$—	$263,560	$4,413,442	$160,457	$—
Retail energy-marketing	658,966	639	—	2,511	489,295	6,827	—
Commercial energy systems	36,224	7,205	3,392	1,965	759,987	39,644	64,396
Midstream energy services	34,212	71	2,639	34,539	382,630	—	195,952
Other activities	—	—	—	(2,256)	152,153	—	—
Eliminations(b)	(27,599)	(19)	—	(594)	(537,942)	—	—
Total consolidated	$1,449,073	$64,582	$6,031	$299,725	$5,659,565	$206,928	$260,348
Six Months Ended March 31, 2015
Regulated utility	$1,002,887	$54,218	$—	$244,907	$4,229,559	$160,294	$—
Retail energy-marketing	735,090	319	—	22,531	453,719	37	—
Commercial energy systems	21,071	4,906	1,079	981	552,968	53,975	65,214
Midstream energy services	7,804	62	1,147	3,264	216,712	—	49,468
Other activities	—	—	750	(7,945)	128,624	—	—
Eliminations(b)	(15,882)	(42)	—	(51)	(452,218)	—	—
Total consolidated	$1,750,970	$59,463	$2,976	$263,687	$5,129,364	$214,306	$114,682
(a) Operating revenues are reported gross of revenue taxes. Operating revenue amounts in the “Eliminations” row represent total intersegment revenues associated with sales from the regulated utility segment to the retail energy-marketing segment. Midstream Energy Services’ cost of energy related sales is netted with its gross revenues.

(b) Eliminations include any trading activities, including mark-to market valuations, between WGL Midstream and WGL Energy Services, project financing intercompany loans and a timing difference between Commercial Energy Systems’ recognition of revenue for the sale of Renewable Energy Credits (RECs) to Retail Energy-Marketing and Retail Energy-Marketing’s recognition of the associated expense. Retail Energy-Marketing has recorded a portion of the REC’s purchased as inventory to be used in future periods at which time they will be expensed.

The following table provides a reconciliation from EBIT to net income applicable to common stock.

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2016	2015	2016	2015
Total consolidated EBIT	$179,974	$145,056	$299,725	$263,687
Interest expense	12,999	13,254	25,759	25,564
Income before income taxes	166,975	131,802	273,966	238,123
Income tax expense	60,357	50,017	98,847	92,120
Net income	106,618	81,785	175,119	146,003
Dividends on Washington Gas Light Company preferred stock	330	330	660	660
Net income applicable to common stock	$106,288	$81,455	$174,459	$145,343

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 11. OTHER INVESTMENTS
When determining how to account for our interests in other legal entities, WGL first evaluates if we are required to apply the variable interest entity (VIE) model of accounting to the entity. If the VIE model is not applicable, the entity is evaluated under the voting interest model.
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
WGL uses the Hypothetical Liquidation at Book Value (HLBV) methodology for certain equity method investments when the capital structure of the equity investment results in different liquidation rights and priorities than what is reflected by the underlying percentage ownership interests as defined by an equity investment agreement. For investments accounted for under the HLBV method, simply applying the percentage ownership interest to GAAP net income in order to determine earnings or losses does not accurately represent the income allocation and cash flow distributions that will ultimately be received by the investors. The equity investment agreements for ASD Solar, LP (ASD), Meade Pipeline Co LLC (Meade) and Mountain Valley Pipeline, LLC (Mountain Valley) and Stonewall Gas Gathering System (Stonewall System) have liquidation rights and priorities that are sufficiently different from the ownership percentages that the HLBV method was deemed appropriate. The calculation may vary in its complexity depending on the capital structure and the tax considerations for the investments.
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
At March 31, 2016, WGL and its subsidiaries are not the primary beneficiary for any of the above VIEs, therefore we have not consolidated any of the VIE entities. The nature of WGL’s involvement with these investments lacks the characteristics of a controlling financial interest. WGL either does not have control over any of the VIEs’ activities that are economically significant to the VIEs and/or WGL does not have the obligation to absorb expected losses or the right to receive expected gains that could be significant to the VIE.
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
WGL Midstream plans to invest an estimated $410.6 million for a 55% interest in Meade. Meade is accounted for under the HLBV equity method of accounting, and any profits and losses are included in “Equity in earnings of unconsolidated affiliates” in the accompanying Consolidated Statements of Income and are added to or subtracted from the carrying amount of WGL’s investment balance. At March 31, 2016 and September 30, 2015, WGL Midstream held a $51.4 million and $30.5 million, respectively, equity method investment in Meade.
Our maximum financial exposure includes contributions and guarantees on behalf of WGL Midstream. Our maximum exposure to loss at March 31, 2016 was $59.4 million, which represents the minimum funding requirements owed to Williams under the Construction and Ownership Agreement should Meade terminate its agreement with Williams early.
SunEdison and Nextility
WGSW is party to two agreements to fund residential and commercial retail solar energy installations with two separate companies. WGSW has master purchase agreements and master lease agreements with SunEdison, Inc. (SunEdison) and with Nextility, Inc. (Nextility) for sale/leaseback arrangements for residential and commercial solar systems.
Our agreements with SunEdison and Nextility are accounted for as direct financing leases. WGSW records associated interests in the financing leases in “Other income (expenses)-net” line in the accompanying Consolidated Statements of Income. WGSW held a $33.0 million and $37.2 million combined investment in direct financing leases at March 31, 2016 and September 30, 2015, respectively, of which $1.5 million and $2.0 million are current receivables recorded in “Accounts Receivable” in the accompanying Consolidated Balance Sheets at March 31, 2016 and September 30, 2015, respectively. Additionally, we had balances of $14.2 million and $14.7 million of unamortized tax credits related to these investments in "Unamortized investment tax credits" on the accompanying Consolidated Balance Sheets at March 31, 2016 and September 30, 2015, respectively.
Minimum future lease payments receivable under direct financing leases over the next five fiscal years and thereafter are as follows:

Minimum Payments Receivable for Direct Financing Leases
(In millions)
Remainder of 2016	$1.5
2017	2.2
2018	2.2
2019	2.1
2020	2.2
Thereafter	30.7
Total	$40.9
Minimum payments receivable exclude $9.7 million of residual values and $4.4 million in tax related items. Associated with these investments, WGSW holds $19.0 million of unearned income on its balance sheet. The initial direct costs (incurred in FY 2012) associated with these investments was $0.7 million.
Our maximum financial exposure from solar agreements is limited to WGSW's lease payment receivables and investment contributions made to these companies. On a quarterly basis, we review our direct financing leases for credit losses. Our review is based on multiple factors including historical losses, if any, economic factors currently impacting our counterparties' repayment ability, and other factors relevant to the business such as changes to regulatory and tax incentives. Our exposure is offset by the owned physical assets received as part of the transaction and the quick economic return for the investment through the investment tax credit/treasury grant proceeds and accelerated depreciation.
In April 2016, Nextility requested a restructuring of its direct financing lease arrangement with WGSW because Nextility was not collecting sufficient revenues related to the underlying thermal solar projects covered by the amended master lease agreement. Utilizing information available as of March 31, 2016 and additional information subsequently provided by Nextility, WGSW determined that a $3.0 million impairment of the Nextility investment in direct financing leases was appropriate. The impairment of Nextility has not been reflected in the table above. WGSW is currently in discussions with Nextility for a resolution of this matter. Depending on the future performance of these projects, there could be an additional impairment of our remaining investment balance of $2.4 million, net of unamortized investment tax credits.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

On April 21, 2016, SunEdison filed a voluntary petition with the United States Bankruptcy Court for relief under Title 11 of the United States Code. EchoFirst Finance Company LLC, the subsidiary of SunEdison that is the party to our master purchase and lease agreements, is not a debtor in this bankruptcy proceeding. We will continue to monitor the impact of this development on our investment.
ASD
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
Our investment in ASD is accounted for under the HLBV equity method of accounting; any profits and losses are included in “Equity in earnings of unconsolidated affiliates” in the accompanying Consolidated Statements of Income and are added to or subtracted from the carrying amount of WGSW’s investment balance. At March 31, 2016 and September 30, 2015, WGSW held a $64.4 million and $63.5 million, respectively, equity method investment in ASD.
ASD is consolidated by the general partner, Solar Direct LLC. Solar Direct LLC is a wholly owned subsidiary of American Solar Direct Inc. (ASDI). At March 31, 2016, the carrying amount of WGSW’s investment in ASD exceeded the amount of the underlying equity in net assets by $35.8 million due to WGSW recording additions to its investment in ASD’s net assets at fair value of contributions in accordance with GAAP. This basis difference is being amortized over the life of the assets.
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
Constitution
In 2013, WGL Midstream invested in Constitution Pipeline Company, LLC (Constitution). At March 31, 2016, WGL Midstream's total cost of Constitution is estimated to be $92.4 million reflecting a 10% share in the pipeline venture over the term of the agreement. This natural gas pipeline venture is designed to transport natural gas from the Marcellus region in northern Pennsylvania to major northeastern markets. Constitution is accounted for under the equity method of accounting; any profits and losses are included in “Equity in earnings of unconsolidated affiliates” in the accompanying Consolidated Statements of Income and are added to or subtracted from the carrying amount of WGL’s investment balance. The equity method is considered appropriate because Constitution is an LLC with specific ownership accounts and ownership between five and fifty percent resulting in WGL Midstream maintaining a more than minor influence over the partnership operating and financing policies. WGL Midstream held a $39.7 million equity method investment in Constitution and determined that no impairment was necessary at March 31, 2016. Our valuation was based on the probability-weighted discounted future net cash flows of the completed pipeline, based on information available at March 31, 2016.
On April 22, 2016, the New York State Department of Environmental Conservation (NYSDEC) denied the Section 401 Water Quality Certification for the Constitution pipeline. Refer to Note 16 — Subsequent Events for further discussion of this matter.
Mountain Valley
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
WGL Midstream expects to invest, in scheduled capital contributions through the in-service date of the pipeline, its pro rata share (based on its 7% equity interest) of project costs, an estimated aggregate amount of approximately $228.5 million. WGL Midstream held a $13.3 million equity method investment in Mountain Valley at March 31, 2016. The equity method is considered appropriate because Mountain Valley is an LLC with specific ownership accounts and ownership between five and fifty percent resulting in WGL Midstream maintaining a more than minor influence over the partnership operating and financing policies. The investment in MVP is accounted for under the HLBV equity method of accounting.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

At March 31, 2016, WGL Midstream had a $14.0 million minimum funding requirement related to Mountain Valley and a $6.0 million guarantee on behalf of one of the other partners.
In addition, WGL Midstream entered into an agreement to finance capital commitments as they are made by one of the other partners in the venture for an estimated aggregate amount of approximately $97.9 million, which represents the estimated total funding requirements for that partner's 3% ownership interest in the joint venture, inclusive of the minimum funding requirement. WGL Midstream has provided funding of $5.5 million as of March 31, 2016 related to this agreement.
Stonewall System
In February 2016, WGL Midstream acquired a 35% equity interest in an entity that owns and operates certain assets known as the Stonewall Gas Gathering System (the Stonewall System). WGL Midstream paid $89.4 million to acquire the equity interest pursuant to an option that WGL Midstream previously acquired. The Stonewall System has the capacity to gather up to 1.4 billion cubic feet of natural gas per day from the Marcellus production region in West Virginia, and connects with an interstate pipeline system that serves markets in the mid-Atlantic region. WGL Midstream held a $91.5 million equity method investment in the Stonewall System at March 31, 2016. The equity method is considered appropriate because the Stonewall Gas Gathering is an LLC with specific ownership accounts and ownership between five and fifty percent resulting in WGL Midstream maintaining a more than minor influence over the partnership operating and financing policies. WGL Midstream’s ownership interest is expected to decrease to 30% during fiscal year 2016, as certain other participants are expected to exercise their rights to invest in the project.
The carrying amount of WGL Midstream's investment in the Stonewall System exceeded the amount of the underlying equity in net assets by $11 million that is being amortized over the life of the assets. The investment in Stonewall System is accounted for under the HLBV equity method of accounting.
The balance sheet location of the investments discussed in this footnote at March 31, 2016 and September 30, 2015 are as follows:

WGL Holdings, Inc. Balance Sheet Location of Other Investments
As of March 31, 2016 (in millions)	VIEs	Non-VIEs		Total
Assets
Investments in unconsolidated affiliates	$115.8	$144.5		$260.3
Investments in direct financing leases, capital leases	34.5	—		34.5
Accounts receivable	1.5	5.5	(a)	7.0
Allowance for doubtful accounts	(3.0)	—		(3.0)
Total assets	$148.8	$150.0		$298.8
As of September 30, 2015 (in millions)
Assets
Investments in unconsolidated affiliates	$94.0	$42.9		$136.9
Investments in direct financing leases, capital leases	35.2	—		35.2
Accounts receivable	2.0	4.2	(a)	6.2
Total assets	$131.2	$47.1		$178.3

(a) Represents the financing provided to another partner in Mountain Valley to fund its capital commitment. Acquired ownership interest represents the collateral for repayment of the financing.
The income statement location of the investments discussed in this footnote for the three and six months ended March 31, 2016 and 2015 are as follows:

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

WGL Holdings, Inc. Income Statement Location of Other Investments
	Three Months Ended March 31, 2016			Six Months Ended March 31, 2016
(In millions)	VIEs	Non-VIEs	Total	VIEs	Non-VIEs	Total
Equity in earnings of unconsolidated affiliates	$2.9	$1.8	$4.7	$3.3	$2.7	$6.0
Depreciation and amortization	0.1	—	0.1	0.2	—	0.2
Operations and maintenance	3.0	—	3.0	3.0	—	3.0
Other income (expenses)—net	0.7	0.1	0.8	1.6	0.1	1.7
Net income	$0.5	$1.9	$2.4	$1.7	$2.8	$4.5
	Three Months Ended March 31, 2015			Six Months Ended March 31, 2015
Equity in earnings of unconsolidated affiliates	$1.0	$0.8	$1.8	$1.7	$1.3	$3.0
Depreciation and amortization	—	—	—	0.1	—	0.1
Other income (expenses)—net	0.8	—	0.8	1.4	(5.6)	(4.2)
Net income (loss)	$1.8	$0.8	$2.6	$3.0	$(4.3)	$(1.3)

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
In connection with billing for unregulated third party marketers, including WGL Energy Services, and with other miscellaneous billing processes, Washington Gas collects cash on behalf of affiliates and transfers the cash in a reasonable time period. Cash collected by Washington Gas on behalf of its affiliates but not yet transferred is recorded in “Payables to associated companies” on Washington Gas’ balance sheets.
Washington Gas obtains third-party project financing on behalf of the Federal government to provide funds during the construction of certain energy management services projects entered into under Washington Gas' area-wide contract. In connection with work completed under the area-wide contract, the construction work is performed by WGL Energy Systems on behalf of Washington Gas and an amount is recorded in “Payables to associated companies” for work performed by WGL Energy Systems for which cash has not been transferred. Refer to Note 3—Short Term Debt for further discussion of the project financing.
The following table presents the receivables and payables from associated companies as of March 31, 2016 and September 30, 2015.

Washington Gas Receivables / Payables from Associated Companies
(In millions)	March 31, 2016	September 30, 2015
Receivables from Associated Companies	$15.0	$3.2
Payables to Associated Companies	$85.9	$68.6
Washington Gas provides gas balancing services related to storage, injections, withdrawals and deliveries to all energy marketers participating in the sale of natural gas on an unregulated basis through the customer choice programs that operate in its service territory. These balancing services include the sale of natural gas supply commodities related to various peaking arrangements contractually supplied to Washington Gas and then partially allocated and assigned by Washington Gas to the energy marketers, including WGL Energy Services. Washington Gas records revenues for these balancing services pursuant to

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

tariffs approved by the appropriate regulatory bodies. These related party amounts related to balancing services provided to WGL Energy Services have been eliminated in the consolidated financial statements of WGL. The following table shows the amounts Washington Gas charged WGL Energy Services for balancing services.

Washington Gas - Gas Balancing Service Charges
	Three Months Ended March 31,		Six Months Ended March 31,
(In millions)	2016	2015	2016	2015
Gas balancing service charge	$8.4	$9.2	$15.0	$14.7
As a result of these balancing services, an imbalance is created for volumes of natural gas received by Washington Gas that are not equal to the volumes of natural gas delivered to customers of the energy marketers. WGL Energy Services recognized accounts payable to Washington Gas of $6.3 million and $0.5 million at March 31, 2016 and September 30, 2015, respectively, related to an imbalance in gas volumes. Due to regulatory treatment, these payables and receivables are not eliminated in the consolidated financial statements of WGL. Refer to Note 1—Accounting Policies of the Notes to Consolidated Financial Statements of the combined Annual Report on Form 10-K for the fiscal year ended September 30, 2015 for further discussion of these imbalance transactions.
Washington Gas participates in a Purchase of Receivables (POR) program as approved by the Public Service Commission of Maryland ("PSC of MD"), whereby it purchases receivables from participating energy marketers at approved discount rates. In addition, WGL Energy Services participates in POR programs with certain Maryland and Pennsylvania utilities, whereby it sells its receivables to various utilities, including Washington Gas, at approved discount rates. The receivables purchased by Washington Gas are included in “Accounts receivable” in the accompanying balance sheet. Any activity between Washington Gas and WGL Energy Services related to the POR program has been eliminated in the accompanying financial statements for WGL. At March 31, 2016 and September 30, 2015, Washington Gas had balances of $30.8 million and $6.6 million, respectively, of purchased receivables from WGL Energy Services.

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
District of Columbia Jurisdiction
Investigation into Washington Gas’ Cash Reimbursement to Competitive Service Providers (CSPs). On August 5, 2014, the Office of the People’s Counsel’s (“OPC”) of DC filed a complaint with the PSC of DC requesting that the Commission open an investigation into Washington Gas’ payments to CSPs to cash-out over-deliveries of natural gas supplies during the 2008-2009 winter heating season. OPC asserted that Washington Gas made excess payments in the amount of $2.4 million to CSPs. On December 19, 2014, the PSC of DC granted the OPC of DC’s request and opened a formal investigation. On October 27, 2015, the PSC of DC issued an order finding that Washington Gas, in performing the cash-out, had violated D.C. Code 34-1101’s requirement that no service shall be provided without Commission approval. The PSC of DC directed Washington Gas to provide calculations showing what the impact would have been had Washington Gas made volumetric adjustments to CSP deliveries as of April 2009, which Washington Gas calculates would result in a refund of approximately $2.4 million, which was recognized by WGL in fiscal year 2015. On February 3, 2016, the PSC of DC issued an order denying OPC’s application for reconsideration and granting in part, and denying in part, Washington Gas’s application for reconsideration.  Washington Gas and OPC filed initial briefs on February 18, 2016, and reply briefs on February 29, 2016, on the issue of whether there is a more reasonable way to reconcile the over-deliveries by CSPs such as through volumetric adjustments or through cash payments.

FINANCIAL GUARANTEES
WGL has guaranteed payments primarily for certain commitments on behalf of certain subsidiaries. At March 31, 2016, these guarantees totaled $30.7 million, $263.6 million, $9.8 million and $325.6 million for Washington Gas, WGL Energy Services, WGL Energy Systems and WGL Midstream, respectively. At March 31, 2016, WGL also had guarantees on behalf of other subsidiaries totaling $2.0 million. The amount of such guarantees is periodically adjusted to reflect changes in the level of WGL's financial exposure related to these commitments. For all of our financial guarantees, WGL may cancel any or all future obligations upon written notice to the counterparty, but WGL would continue to be responsible for the obligations created under the guarantees prior to the effective date of the cancellation. WGL has also guaranteed payments for certain of our external partners. At March 31, 2016, these guarantees totaled $8.7 million and the fair value of these guarantees was insignificant.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 14. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

The following table shows the components of net periodic benefit costs (income) recognized in our financial statements during the three and six months ended March 31, 2016 and 2015.

Components of Net Periodic Benefit Costs (Income)
	Three Months Ended March 31,
	2016		2015
(In millions)	Pension Benefits	Health and Life Benefits	Pension Benefits	Health and Life Benefits
Service cost	$3.6	$1.1	$3.8	$1.8
Interest cost	10.4	3.3	9.8	3.6
Expected return on plan assets	(10.3)	(5.1)	(11.1)	(5.2)
Amortization of prior service cost (credit)	0.1	(4.4)	—	(3.8)
Amortization of net actuarial loss	4.2	0.3	4.7	1.1
Net periodic benefit cost (income)	8.0	(4.8)	7.2	(2.5)
Amount allocated to construction projects	(1.3)	0.9	(1.1)	0.5
Amount deferred as regulatory asset/liability—net	1.7	—	1.7	—
Amount charged (credited) to expense	$8.4	$(3.9)	$7.8	$(2.0)
	Six Months Ended March 31,
	2016		2015
Service cost	$7.1	$2.2	$7.7	$3.5
Interest cost	20.7	6.6	19.6	7.3
Expected return on plan assets	(20.5)	(10.2)	(22.3)	(10.4)
Amortization of prior service cost (credit)	0.2	(8.8)	0.1	(7.6)
Amortization of net actuarial loss	8.4	0.6	9.4	2.2
Net periodic benefit cost (income)	15.9	(9.6)	14.5	(5.0)
Amount allocated to construction projects	(2.6)	1.9	(2.2)	1.0
Amount deferred as regulatory asset/liability—net	3.5	(0.1)	3.5	(0.1)
Amount charged (credited) to expense	$16.8	$(7.8)	$15.8	$(4.1)
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
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following tables show the changes in accumulated other comprehensive income (loss) for WGL and Washington Gas by component for the three and six months ended March 31, 2016 and 2015.

WGL Holdings, Inc. Changes in Accumulated Other Comprehensive Income (Loss) by Component
(In thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Beginning Balance	$(13,478)	$(11,966)	$(14,236)	$(7,961)
Qualified cash flow hedging instruments(a)	(18,634)	222	(17,550)	(8,042)
Amortization of net prior service credit(b)	(214)	(171)	(428)	(342)
Amortization of net actuarial loss(b)	419	491	838	974
Current-period other comprehensive income (loss)	(18,429)	542	(17,140)	(7,410)
Income tax expense (benefit) related to other comprehensive income (loss)	(7,649)	219	(7,118)	(3,728)
Ending Balance	$(24,258)	$(11,643)	$(24,258)	$(11,643)

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

Washington Gas Light Company Changes in Accumulated Other Comprehensive Income (Loss) by Component
(In thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Beginning Balance	$(6,588)	$(6,224)	$(6,712)	$(6,413)
Amortization of net prior service credit(a)	(214)	(171)	(428)	(342)
Amortization of net actuarial loss(a)	419	491	838	974
Current-period other comprehensive income	205	320	410	632
Income tax expense related to other comprehensive income	81	127	162	250
Ending Balance	$(6,464)	$(6,031)	$(6,464)	$(6,031)

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
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (concluded)
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 16. SUBSEQUENT EVENTS

Constitution Pipeline

On April 22, 2016, the NYSDEC denied the Section 401 Water Quality Certification for the Constitution pipeline, in which WGL Midstream holds a 10% membership interest. Constitution stated that it remains steadfastly committed to pursuing the project and that it intends to pursue all available options to challenge the legality and appropriateness of NYSDEC’s decision. In light of the denial of the certification and the anticipated actions to challenge the decision, Constitution has revised its target in-service date to the second half of 2018, assuming that the challenge process is satisfactorily and promptly concluded. At March 31, 2016, we held a $39.7 million equity method investment in Constitution. Further developments or indicators of an unfavorable resolution may require a future impairment of this investment. It is also possible that Constitution could incur certain supplier-related costs in the event of a prolonged delay or termination of the project. Refer to Note 11 — Other Investments for further discussion of the Constitution pipeline.

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
Both sections of Management’s Discussion—WGL and Washington Gas—are designed to provide an understanding of our operations and financial performance and should be read in conjunction with the respective company’s financial statements and the combined Notes to Condensed Consolidated Financial Statements in this quarterly report as well as our combined Annual Report on Form 10-K for WGL and Washington Gas for the fiscal year ended September 30, 2015, as recast in the current report on Form 8-K filed on March 16, 2016 (together, the 2015 Annual Report).
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

Regulated Utility Operating Segment

The regulated utility operating segment is composed of our core subsidiary, Washington Gas. Washington Gas engages in the delivery and sale of natural gas that is regulated by regulatory commissions in the District of Columbia, Maryland and Virginia. During the second quarter, our utility customer base continued to grow as average customer meters increased by approximately 11,300 meters when compared to the same quarter in the prior fiscal year. We saw positive earnings impacts in the segment from higher unrealized mark-to-market valuations on our derivatives, as well as higher revenues from our accelerated pipe replacement plans that are in place in all three of our jurisdictions. Partially offsetting these positive impacts were lower revenues attributed to warmer weather and unfavorable effects of changes in natural gas consumption patterns in the District of Columbia and lower realized margins associated with our asset optimization program.
Retail Energy-Marketing Operating Segment

We offer competitively priced natural gas, electricity and energy from renewable sources to customers through WGL Energy Services, our non-utility retail energy-marketing subsidiary. During the second quarter, our retail energy-marketing business had lower natural gas and electricity margins than the second quarter of last year. Lower natural gas margins were due to a decrease in portfolio optimization activity that returned to more historical levels during the quarter. Gross margins from electric sales were lower primarily due to higher capacity charges from the regional power grid operator (PJM).
Commercial Energy Systems Operating Segment
Through WGL Energy Systems and WGSW we offer efficient and sustainable commercial energy solutions focused on owning and operating distributed generation assets such as Solar Photovoltaic (Solar PV) systems and upgrading energy related systems of large government and commercial facilities. During the second quarter, this segment delivered improved results. We continue to see earnings growth driven by the distributed generation assets that we own across the country, as well as more activity locally in our energy-efficiency contracting business.
Midstream Energy Services Operating Segment
WGL Midstream engages in acquiring and optimizing natural gas storage and transportation assets. During the second quarter, this segment experienced higher mark-to-market valuations on our derivatives and lower development expenses related to our pipeline investments, partially offset by lower margins associated with current market pricing and unfavorable seasonal spreads.
Other Activities
Administrative and business development activity costs associated with WGL and Washington Gas Resources and activities and transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our four operating segments, are aggregated as “Other Activities” and included as part of non-utility operations. Results for Other Activities for the six months ended March 31, 2015 includes an impairment of our investment in ASDHI.

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
For a description of these critical accounting policies, refer to Management’s Discussion within the 2015 Annual Report. There were no new critical accounting policies or changes to our critical accounting policies during the six month period ended March 31, 2016.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

WGL HOLDINGS, INC.
RESULTS OF OPERATIONS—Three Months Ended March 31, 2016 vs. March 31, 2015
Our chief operating decision maker utilizes earnings before interest and tax (EBIT) as the primary measure of profit and loss in assessing the results of each segment’s operations. EBIT includes operating income, other income (expense) and earnings from unconsolidated affiliates. We believe that our use of EBIT enhances the ability to evaluate segment performance because it excludes interest and income tax expense, which are affected by corporate-wide strategies such as capital financing and tax sharing allocations.
EBIT should not be considered an alternative to, or a more meaningful indicator of our operating performance than, net income. Refer to summary results below for a reconciliation of EBIT to income before income taxes.
Summary Results
For the three months ended March 31, 2016, WGL reported net income applicable to common stock of $106.3 million, or $2.11 per share, compared to net income of $81.5 million, or $1.63 per share, reported for the three months ended March 31, 2015. For the twelve month periods ended March 31, 2016 and 2015, we earned a return on average common equity of 11.9% and 13.4%, respectively.
The following table summarizes our EBIT by operating segment for the three months ended March 31, 2016 and 2015.

Analysis of Consolidated Results
	Three Months Ended March 31,		Increase/
(In millions)	2016	2015	(Decrease)
EBIT:
Regulated utility	$164.3	$130.3	$34.0
Retail energy-marketing	3.1	38.4	(35.3)
Commercial energy systems	1.0	0.7	0.3
Midstream energy services	13.7	(23.5)	37.2
Other activities	(1.5)	(0.8)	(0.7)
Intersegment eliminations	(0.6)	—	(0.6)
Total	$180.0	$145.1	$34.9
Interest expense	13.0	13.3	(0.3)
Income before income taxes	$167.0	$131.8	$35.2
Income tax expense	60.4	50.0	10.4
Dividends on Washington Gas preferred stock	0.3	0.3	—
Net income applicable to common stock	$106.3	$81.5	$24.8
EARNINGS PER AVERAGE COMMON SHARE
Basic	$2.13	$1.64	$0.49
Diluted	$2.11	$1.63	$0.48

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Regulated Utility Operating Results
The following table summarizes the regulated utility segment’s financial data for the three months ended March 31, 2016 and 2015.

Regulated Utility Financial Data
	Three Months Ended March 31,		Increase/
(In millions)	2016	2015	(Decrease)
Utility net revenues(1):
Operating revenues	$452.0	$615.7	$(163.7)
Less: Cost of gas	130.2	319.3	(189.1)
Revenue taxes	29.6	37.2	(7.6)
Total utility net revenues	292.2	259.2	33.0
Operation and maintenance	80.3	84.7	(4.4)
Depreciation and amortization	29.1	27.3	1.8
General taxes and other assessments	18.1	16.7	1.4
Other expenses—net	0.4	0.2	0.2
EBIT	$164.3	$130.3	$34.0

(1)
We utilize utility net revenues, calculated as revenues less the associated cost of energy and applicable revenue taxes, to assist in the analysis of profitability for the regulated utility segment. The cost of the natural gas commodity and revenue taxes are generally included in the rates that Washington Gas charges to customers as reflected in operating revenues. Accordingly, changes in the cost of gas and revenue taxes associated with sales made to customers generally have no direct effect on utility net revenues, operating income or net income. Utility net revenues should not be considered an alternative to, or a more meaningful indicator of our operating performance than, operating income. Additionally, utility net revenues may not be comparable to similarly titled measures of other companies.

The comparison in EBIT primarily reflects the following:

•	higher utility net revenue, related to the growth of more than 11,300 average customer meters;

•	higher unrealized mark-to-market valuations associated with our asset optimization program;

•	higher rate recovery related to our accelerated pipe replacement programs and

•	lower operation and maintenance expenses.
Partially offsetting these favorable variances were:

•	lower revenues attributed to warmer weather and unfavorable effects of changes in natural gas consumption patterns in the District of Columbia and

•	lower realized margins associated with our asset optimization program.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Utility Net Revenues. The following table provides the key factors contributing to the changes in the utility net revenues of the regulated utility segment between the three months ended March 31, 2016 and 2015.

Composition of Changes in Utility Net Revenues
(In millions)	Increase/ (Decrease)
Customer growth	$2.3
Estimated effects of weather and consumption patterns	(9.6)
Accelerated pipe replacement programs	3.1
Storage carrying costs	(0.6)
Asset optimization:
Realized margins	(5.2)
Unrealized mark-to-market valuations	41.7
Other	1.3
Total	$33.0
Customer growth — Average active customer meters increased by more than 11,300 for the three months ended March 31, 2016 compared to the same period of the prior fiscal year.
Estimated effects of weather and consumption patterns — Weather, when measured by HDDs, was 4.9% warmer and 17.3% colder than normal for the three months ended March 31, 2016 and 2015, respectively. In the District of Columbia, where Washington Gas does not have a billing mechanism or hedges to offset the effects of weather, the warmer weather for the three months ended March 31, 2016, resulted in a negative variance to net revenues. The decrease to net revenues was also due to the changes in natural gas consumption patterns in the District of Columbia. Natural gas consumption patterns may be affected by shifts in weather patterns in which customer heating usage may not correlate highly with average historical levels of usage per heating degree day that occurs. Natural gas consumption patterns may also be affected by non-weather related factors such as customer conservation. Refer to the section entitled "Weather Risk" for for a discussion of billing mechanisms in Maryland and Virginia, which are designed to eliminate the net revenue effects of variations in customer usage caused by weather and other factors such as conservation.
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
Asset optimization — We recorded unrealized gains of $13.7 million associated with our energy-related derivatives for the three months ended March 31, 2016, compared to unrealized losses of $28.0 million reported for the same period of the prior fiscal year. When these derivatives settle, any unrealized amounts will ultimately reverse and Washington Gas will realize margins in combination with related transactions that these derivatives economically hedge. The change in the valuations are partially due to movements in unobservable inputs used in the valuation of long-dated forward contracts. We believe that these values are not reflective of our ultimate cash flows as these purchases are utilized in the optimization of our long-term natural gas transportation and storage capacity resources, the value of which is not reflected at fair value. Refer to the section entitled “Market Risk—Price Risk Related to the Regulated Utility Segment” for further discussion of our asset optimization program.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Operation and Maintenance Expenses. The following table provides the key factors contributing to the changes in operation and maintenance expenses of the regulated utility segment for the three months ended March 31, 2016 and 2015.

Composition of Changes in Operation and Maintenance Expenses
(In millions)	Increase/ (Decrease)
Employee incentives and direct labor costs	$(1.2)
System safety and integrity	(0.6)
Uncollectible gas accounts	(2.2)
Other	(0.4)
Total	$(4.4)
Employee incentives and direct labor costs — Washington Gas incurred less employee incentives and labor costs for the three months ended March 31, 2016 over the same period of the previous fiscal year, as a result of a decrease in the valuations of our share-based long-term incentive plan.
System safety and integrity — Washington Gas incurred lower maintenance costs for the three months ended March 31, 2016 than for the same period in the previous year due to decreases in costs pertaining to field services, safety and reliability activities.
Uncollectible gas accounts — The decrease in uncollectible accounts is due to lower gas costs and warmer weather.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Retail Energy-Marketing
The following table depicts the retail energy-marketing segment’s financial data along with selected statistical data for the three months ended March 31, 2016 and 2015.

Retail Energy-Marketing Financial and Statistical Data
	Three Months Ended March 31,		Increase /
(In millions, other than statistics)	2016	2015	(Decrease)
Operating Results
Gross margins(1):
Operating revenues	$369.6	$404.6	$(35.0)
Less: Cost of energy	349.4	351.2	(1.8)
Revenue taxes	2.8	2.5	0.3
Total gross margins	17.4	50.9	(33.5)
Operation expenses	13.2	11.2	2.0
Depreciation and amortization	0.3	0.2	0.1
General taxes and other assessments	0.8	1.1	(0.3)
EBIT	$3.1	$38.4	$(35.3)
Analysis of gross margins
Natural gas
Realized margins	$8.9	$24.6	$(15.7)
Unrealized mark-to-market gains	2.4	9.3	(6.9)
Total gross margins—natural gas	$11.3	$33.9	$(22.6)
Electricity
Realized margins	$13.8	$14.9	$(1.1)
Unrealized mark-to-market gains (losses)	(7.7)	2.1	(9.8)
Total gross margins—electricity	$6.1	$17.0	$(10.9)
Total gross margins	$17.4	$50.9	$(33.5)
Other Retail Energy-Marketing Statistics
Natural gas
Therm sales (millions of therms)	315.9	314.5	1.4
Number of customers (end of period)	139,400	150,000	(10,600)
Electricity
Electricity sales (millions of kWhs)	3,192.7	2,988.2	204.5
Number of accounts (end of period)	134,400	150,100	(15,700)

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

The decrease in EBIT primarily reflects lower natural gas and electricity margins in the current period. Period-to-period comparisons of quarterly gross margins for this segment can vary significantly and are not necessarily representative of expected annualized results.
The comparison of gross margins from natural gas sales between the three months ended March 31, 2016 and 2015 reflects lower natural gas margins due to a decrease in portfolio optimization activity that returned to more historical levels during the quarter and lower unrealized mark-to-market valuations due to fluctuating market prices when compared to the same period of the prior year.
Gross margins from electric sales between the three months ended March 31, 2016 and 2015 were lower primarily due to higher capacity charges from the regional power grid operator (PJM) associated with fixed-price retail contracts and

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

lower unrealized mark-to-market valuations due to fluctuating market prices. Operating expenses were higher during the period due to an increase in commercial broker fees and higher intercompany expenses.
Commercial Energy Systems
The table below represents the financial results of the commercial energy systems segment for the three months ended March 31, 2016 and 2015.

Commercial Energy Systems Segment Financial Information
	Three Months Ended March 31,		Increase
(In millions)	2016	2015	(Decrease)
Operating revenues	$20.6	$11.5	$9.1
Operating expenses:
Cost of sales	12.0	5.9	6.1
Operations	7.9	3.1	4.8
Depreciation and amortization	3.7	2.7	1.0
General taxes and other assessments	0.1	0.1	—
Operating expenses	$23.7	$11.8	$11.9
Equity earnings	3.0	0.5	2.5
Other income	1.1	0.5	0.6
EBIT	$1.0	$0.7	$0.3
EBIT by division:
Energy-efficiency contracting	$0.8	$0.3	$0.5
Commercial distributed generation	0.3	—	0.3
Investments in distributed generation	(0.1)	0.4	(0.5)
Total	$1.0	$0.7	$0.3
The increase in EBIT reflects improved margins from the energy-efficiency contracting business and the growth in distributed generation assets in service, including higher income from state rebate programs and solar renewable energy credit sales. Additionally, there were improved results in our investment solar businesses related to changes in the recognition of earnings for our solar partnership. These improvements in EBIT are partially offset by a $3.0 million impairment related to our investment in thermal solar projects and higher operating and depreciation expenses due to additional in-service distributed generation assets.
Additionally, not reflected in EBIT are investment tax credits related to our distributed generation assets which were $1.3 million and $0.9 million for the three months ended March 31, 2016 and 2015, respectively.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Midstream Energy Services
The table below represents the financial results of the midstream energy services segment for the three months ended March 31, 2016 and 2015.

Midstream Energy Services Segment Financial Information
	Three Months Ended March 31,		Increase
(In millions)	2016	2015	(Decrease)
Operating revenues (a)	$13.0	$(20.3)	$33.3
Operating expenses:
Operations	1.0	3.7	(2.7)
General taxes and other assessments	0.1	0.1	—
Operating expenses	$1.1	$3.8	$(2.7)
Equity earnings	1.8	0.6	1.2
EBIT	$13.7	$(23.5)	$37.2
(a) The trading margins of Midstream Energy Services, including unrealized gains and losses on derivative instruments, are netted within operating revenues.
The increase in EBIT primarily reflects: (i) $17.1 million for valuations and realized margins related to storage inventory and the associated economic hedging transactions, (ii) $19.0 million related to valuations on our derivative contracts associated with our long-term transportation strategies and (iii) lower development expenses related to our pipeline investments. Partially offsetting these favorable variances is a $2.7 million decrease primarily related to realized margins for our transportation strategies as a result of losses in the current period. We anticipate these losses will reverse as certain contractual procedures are concluded.
Other Non-Utility Activities
Administrative and business development activity costs associated with WGL and Washington Gas Resources and activities and transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our four operating segments, are aggregated as “Other Activities” and included as part of non-utility operations. Our other non-utility activities reflect EBIT of $(1.5) million and $(0.8) million for the three months ended March 31, 2016 and 2015, respectively. The comparison reflects higher operating expenses in the current period.
Intersegment Eliminations

Intersegment eliminations include any mark-to-market valuations associated with trading activities between WGL Midstream and WGL Energy Services, project financing activities and timing differences between Commercial Energy Systems’ recognition of revenue for the sale of REC's to Retail Energy-Marketing and Retail Energy-Marketing’s recognition of the associated expense.
Consolidated Income Taxes
Please refer to the six months ended March 31, 2016, for information about WGL's income tax expense and effective income tax rate.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS - Six months ended March 31, 2016 vs. March 31, 2015

Summary Results

WGL reported net income applicable to common stock of $174.5 million, or $3.48 per share, for the six months ended March 31, 2016, an increase of $29.2 million over net income applicable to common stock of $145.3 million, or $2.90 per share, reported for the same period of the prior fiscal year.

The following table summarizes our EBIT by operating segment for the six months ended March 31, 2016 and 2015.

Analysis of Consolidated Results
	Six Months Ended March 31,		Increase/
(In millions)	2016	2015	(Decrease)
EBIT:
Regulated utility	$263.6	$244.9	$18.7
Retail energy-marketing	2.5	22.5	(20.0)
Commercial energy systems	2.0	1.0	1.0
Midstream energy services	34.5	3.3	31.2
Other activities	(2.3)	(7.9)	5.6
Intersegment eliminations	(0.6)	(0.1)	(0.5)
Total	$299.7	$263.7	$36.0
Interest expense	25.7	25.6	0.1
Income before income taxes	$274.0	$238.1	$35.9
Income tax expense	98.8	92.1	6.7
Dividends on Washington Gas preferred stock	0.7	0.7	—
Net income applicable to common stock	$174.5	$145.3	$29.2
EARNINGS PER AVERAGE COMMON SHARE
Basic	$3.49	$2.92	$0.57
Diluted	$3.48	$2.90	$0.58

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Regulated Utility Operating Results

The following table summarizes the regulated utility segment’s financial data for the six months ended March 31, 2016 and 2015.

Regulated Utility Financial Data
	Six Months Ended March 31,		Increase/
(In millions)	2016	2015	(Decrease)
Utility net revenues(1):
Operating revenues	$747.3	$1,002.9	$(255.6)
Less: Cost of gas	187.4	454.5	(267.1)
Revenue taxes	48.8	60.9	(12.1)
Total utility net revenues	511.1	487.5	23.6
Operation and maintenance	158.6	158.8	(0.2)
Depreciation and amortization	56.7	54.2	2.5
General taxes and other assessments	31.5	29.0	2.5
Other expenses—net	0.7	0.6	0.1
EBIT	$263.6	$244.9	$18.7
(1) We utilize utility net revenues, calculated as revenues less the associated cost of energy and applicable revenue taxes, to assist in the analysis of profitability for the regulated utility segment. The cost of the natural gas commodity and revenue taxes are generally included in the rates that Washington Gas charges to customers as reflected in operating revenues. Accordingly, changes in the cost of gas and revenue taxes associated with sales made to customers generally have no direct effect on utility net revenues, operating income or net income. Utility net revenues should not be considered an alternative to, or a more meaningful indicator of our operating performance than, operating income. Additionally, utility net revenues may not be comparable to similarly titled measures of other companies.

The increase in EBIT primarily reflects the following:

•	higher utility net revenues related to the growth of approximately 12,000 average active customer meters;

•	higher unrealized mark-to-market valuations associated with our asset optimization program and

•	higher rate recovery related to the accelerated pipeline replacement programs.

Partially offsetting these favorable variances were:

•	lower revenues attributed to warmer weather and unfavorable effects of changes in natural gas consumption patterns in the District of Columbia;

•	a decrease in the recovery of carrying costs on lower average storage gas inventory balances;

•	lower realized margins associated with our asset optimization program and

•	higher depreciation due to the growth in our utility plant.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Utility Net Revenues. The following table provides the key factors contributing to the changes in the utility net revenues of the Regulated Utility segment between the six months ended March 31, 2016 and 2015.

Composition of Changes in Utility Net Revenues
(In millions)	Increase/ (Decrease)
Customer growth	$3.6
Estimated effects of weather and consumption patterns	(16.4)
Accelerated pipe replacement programs	5.7
Storage carrying costs	(2.2)
Asset optimization:
Realized margins	(3.8)
Unrealized mark-to-market valuations	36.0
Other	0.7
Total	$23.6

Customer growth — Average active customer meters increased by approximately 12,000 for the six months ended March 31, 2016 compared to the same period of the prior fiscal year.

Estimated effects of weather and consumption patterns — Weather, when measured by HDDs, was 13.9% warmer and 8.0% colder than normal for the six months ended March 31, 2016 and 2015, respectively. In the District of Columbia, where Washington Gas does not have a billing mechanism or hedges to offset the effects of weather, the warmer weather for the six months ended March 31, 2016, resulted in a negative variance to net revenues. The decrease to net revenues was also due to the changes in natural gas consumption patterns in the District of Columbia. Natural gas consumption patterns may be affected by shifts in weather patterns in which customer heating usage may not correlate highly with average historical levels of usage per heating degree day that occurs. Natural gas consumption patterns may also be affected by non-weather related factors such as customer conservation. Refer to the section entitled "Weather Risk" for for a discussion of billing mechanisms in Maryland and Virginia, which are designed to eliminate the net revenue effects of variations in customer usage caused by weather and other factors such as conservation.
Accelerated replacement programs — The positive effect on revenues is the result of the continued growth of our accelerated pipeline replacement programs in the District of Columbia, Maryland and Virginia.

Storage carrying costs — Each jurisdiction provides for the recovery of carrying costs based on the pre-tax cost of capital, multiplied by the average monthly investment balance of storage gas inventory. The comparisons for the six months reflects lower average storage gas inventory balances primarily due to significantly lower priced gas in inventory.

Asset optimization — We recorded unrealized gains associated with our energy-related derivatives of $33.1 million for the six months ended March 31, 2016 compared to unrealized losses of $2.9 million for the same period of the prior fiscal year. When these derivatives settle, any unrealized amounts will ultimately reverse and Washington Gas will realize margins in combination with related transactions that these derivatives economically hedge. The change in the valuations are partially due to movements in unobservable inputs used in the valuation of long-dated forward contracts. We believe that these values are not reflective of our ultimate cash flows as these purchases are utilized in the optimization of our long-term natural gas transportation and storage capacity resources, the value of which is not reflected at fair value. Refer to the section entitled “Market Risk—Price Risk Related to the Regulated Utility Segment” for further discussion of our asset optimization program.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Operation and Maintenance Expenses. The following table provides the key factors contributing to the changes in operation and maintenance expenses of the Regulated Utility for the six months ended March 31, 2016 and 2015.

Composition of Changes in Operation and Maintenance Expenses
(In millions)	Increase/ (Decrease)
Employee incentives and direct labor costs	$0.9
Support services	2.2
Uncollectible gas accounts	(3.2)
Other	(0.1)
Total	$(0.2)

Employee incentives and direct labor costs — Washington Gas incurred increased incentives and labor costs for the six months ended March 31, 2016 over the same period of the previous fiscal year, as a result of an increase in employees and merit increases.
Support services — Washington Gas incurred additional costs for the six months ended March 31, 2016 compared to the same period of the prior fiscal year due to increased project related costs including the implementation of a new customer information system as well as infrastructure support costs.
Uncollectible gas accounts — The decrease in uncollectible accounts is due to lower gas costs and warmer weather.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Retail Energy-Marketing
The following table depicts the retail energy-marketing segment’s financial data along with selected statistical data.

Retail Energy-Marketing Financial and Statistical Data
	Six Months Ended March 31,		Increase /
(In millions, other than statistics)	2016	2015	(Decrease)
Operating Results
Gross margins(1):
Operating revenues	$659.0	$735.1	$(76.1)
Less: Cost of energy	624.4	683.3	(58.9)
Revenue taxes	5.2	4.5	0.7
Total gross margins	29.4	47.3	(17.9)
Operation expenses	24.3	22.2	2.1
Depreciation and amortization	0.6	0.3	0.3
General taxes and other assessments	2.0	2.3	(0.3)
EBIT	$2.5	$22.5	$(20.0)
Analysis of gross margins
Natural gas
Realized margins	$19.3	$32.4	$(13.1)
Unrealized mark-to-market losses	(1.9)	(10.9)	9.0
Total gross margins—natural gas	$17.4	$21.5	$(4.1)
Electricity
Realized margins	$21.2	$28.3	$(7.1)
Unrealized mark-to-market losses	(9.2)	(2.5)	(6.7)
Total gross margins—electricity	$12.0	$25.8	$(13.8)
Total gross margins	$29.4	$47.3	$(17.9)
Other Retail Energy-Marketing Statistics
Natural gas
Therm sales (millions of therms)	505.5	515.6	(10.1)
Number of customers (end of period)	139,400	150,000	(10,600)
Electricity
Electricity sales (millions of kWhs)	6,119.2	5,656.8	462.4
Number of accounts (end of period)	134,400	150,100	(15,700)
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

The decrease in EBIT primarily reflects lower natural gas and electricity margins in the current period. Period-to-period comparisons of gross margins for this segment can vary significantly and are not necessarily representative of expected annualized results.
The comparison of gross margins from natural gas sales between the six months ended March 31, 2016 and 2015 primarily reflects a decrease in portfolio optimization activity, partially offset by higher unrealized mark-to-market valuations due to fluctuating market prices.
The decrease in gross margins from electric sales between the six months ended March 31, 2016 and 2015 primarily reflects higher capacity charges from PJM associated with fixed-price retail contracts and lower unrealized mark-to-market valuations due to fluctuating market prices. These unfavorable variances were partially offset by increased sales volumes to large commercial and government customers. Operating expenses were higher due to increased broker fees and higher intercompany expenses.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Commercial Energy Systems

The table below represents the financial results of the commercial energy systems segment for the six months ended March 31, 2016 and 2015.

Commercial Energy Systems Segment Financial Information
	Six Months Ended March 31,		Increase
(In millions)	2016	2015	(Decrease)
Operating revenues	$36.2	$21.1	$15.1
Operating expenses:
Cost of sales	20.5	11.2	9.3
Operations	12.0	5.9	6.1
Depreciation and amortization	7.2	4.9	2.3
General taxes and other assessments	0.2	0.2	—
Operating expenses	$39.9	$22.2	$17.7
Equity earnings	3.4	1.1	2.3
Other income	2.3	1.0	1.3
EBIT	$2.0	$1.0	$1.0

EBIT by division:
Energy-efficiency contracting	$1.7	$0.5	$1.2
Commercial distributed generation	—	(0.4)	0.4
Investments in distributed generation	0.3	0.9	(0.6)
Total	$2.0	$1.0	$1.0

The increase in EBIT reflects improved margins from the energy-efficiency contracting business and the growth in distributed generation assets in service, including higher income from state rebate programs and solar renewable energy credit sales. Additionally, there were improved results in our investment solar businesses related to changes in the recognition of earnings for our solar partnership. These improvements in EBIT are partially offset by a $3.0 million impairment related to our investment in thermal solar projects and higher operating and depreciation expenses due to additional in-service distributed generation assets.
Additionally, not reflected in EBIT are investment tax credits related to our distributed generation assets which were $2.6 million and $1.9 million for the six months ended March 31, 2016 and 2015, respectively.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Midstream Energy Services
The table below represents the financial results of the midstream energy services segment for the six months ended March 31, 2016 and 2015.

Midstream Energy Services Segment Financial Information
	Six Months Ended March 31,		Increase
(In millions)	2016	2015	(Decrease)
Operating revenues (a)	$34.2	$7.8	$26.4
Operating expenses:
Operations	2.1	5.3	(3.2)
Depreciation and amortization	0.1	0.1	—
General taxes and other assessments	0.2	0.3	(0.1)
Operating expenses	$2.4	$5.7	$(3.3)
Equity earnings	2.6	1.2	1.4
Other income	0.1	—	0.1
EBIT	$34.5	$3.3	$31.2
(a) The trading margins of Midstream Energy Services, including unrealized gains and losses on derivative instruments, are netted within operating revenues.
The increase in EBIT primarily reflects: (i) $6.9 million for valuations and realized margins related to storage inventory and the associated economic hedging transactions, (ii) $21.5 million related to valuations on our derivative contracts associated with our long-term transportation strategies and (iii) lower development expenses related to our pipeline investments. Partially offsetting these favorable variances is a $2.0 million decrease primarily related to realized margins for our transportation strategies as a result of losses in the current period. We anticipate these losses will reverse as certain contractual procedures are concluded.

Other Non-Utility Activities

Transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our four operating segments, are aggregated as “Other Activities” and included as part of non-utility operations. Our other non-utility activities reflect EBIT of $(2.3) million and $(7.9) million for the six months ended March 31, 2016 and 2015, respectively. The change in EBIT reflects a $5.6 million impairment charge of our investment in ASDHI recorded in the prior year period.

Intersegment Eliminations

Intersegment eliminations include any mark-to-market valuations associated with trading activities between WGL Midstream and WGL Energy Services, project financing activities and timing differences between Commercial Energy Systems’ recognition of revenue for the sale of REC's to Retail Energy-Marketing and Retail Energy-Marketing’s recognition of the associated expense.

Consolidated Income Taxes

The following table shows WGL’s consolidated income tax expense and effective income tax rate for the six months ended March 31, 2016 and 2015.

Consolidated Income Taxes
	Six Months Ended March 31,		Increase/
(In millions)	2016	2015	(Decrease)
Income before income taxes	$274.0	$238.1	$35.9
Income tax expense	98.8	92.1	6.7
Effective income tax rate	36.1%	38.7%	(2.6)%

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

The decrease in the effective income tax rate for the six months ended March 31, 2016, compared to the same prior year period, is mainly due to a $5.6 million impairment charge of our investment in ASDHI recorded in the prior year period. Refer to Note 9—Income Taxes of the Notes to the Consolidated Financial Statements of our combined Annual Report on Form 10-K for details.

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
During the six months ended March 31, 2016, WGL met its liquidity and capital needs through retained earnings and the issuance of commercial paper, long-term debt and common stock, and expects to do so for the remainder of fiscal year 2016. Washington Gas met its liquidity and capital needs through retain earnings and the issuance of commercial paper.
Our ability to access capital markets depends on our credit ratings, general market liquidity, and investor demand for our securities. Our credit ratings depend largely on the financial performance of our subsidiaries, and a ratings downgrade could both increase our borrowing costs and trigger the need for us to post additional collateral with our wholesale counterparties or other creditors. In support of our credit ratings, we have a goal to maintain our common equity ratio in the 50% range of total consolidated capital over the long term. As of March 31, 2016, total consolidated capitalization, including current maturities of long-term debt and notes payable, comprised 47.3% common equity, 1.0% preferred stock and 51.7% long- and short-term debt. This ratio varies during the fiscal year primarily due to the seasonal nature of Washington Gas' business. This seasonality also affects our short-term debt balances, which are typically higher in the fall and winter months and substantially lower in the spring when a significant portion of our current assets are converted into cash at the end of the heating season. Our cash flow requirements and our ability to provide satisfactory resources to meet those requirements are primarily influenced by the activities of all of WGL’s operating segments.
Our plans provide for sufficient liquidity to satisfy our financial obligations. At March 31, 2016, we had no significant restrictions on our cash balances or retained earnings that would affect the payment of common or preferred stock dividends by either WGL or Washington Gas.
Short-Term Cash Requirements and Related Financing
Washington Gas has seasonal short-term cash requirements to fund the purchase of storage gas inventory in advance of the winter heating season. At March 31, 2016 and September 30, 2015, Washington Gas had balances in gas storage of $39.0 million and $94.5 million, respectively. Washington Gas collects the cost of gas under cost recovery mechanisms approved by its regulators. Additionally, Washington Gas may be required to post cash collateral for certain purchases.
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
Variations in the timing of collections under Washington Gas’ gas cost recovery mechanisms can significantly affect its short-term cash requirements. At March 31, 2016 and September 30, 2015, Washington Gas had $6.3 million and $15.9 million in net over-collections, respectively, of gas costs reflected in current liabilities as gas costs due to customers. Amounts under-collected or over-collected that are generated during the current gas cost recovery cycle are deferred as a regulatory asset or liability on the balance sheet until September 1 of each year, at which time the accumulated amount is transferred to gas costs due from/to customers as appropriate. At March 31, 2016 and September 30, 2015, Washington Gas had a net regulatory liability of $8.3 million and $28.8 million, respectively, related to the current gas recovery cycle.
WGL and Washington Gas use short-term debt in the form of commercial paper or unsecured short-term bank loans to fund seasonal cash requirements. Our policy is to maintain back-up bank credit facilities in an amount equal to or greater than our expected maximum commercial paper position. Bank credit balances available to WGL and Washington Gas, net of commercial paper balances, were $298.0 million and $217.0 million at March 31, 2016 and $207.0 million and $261.0 million at September 30, 2015 .

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

WGL and Washington Gas have each entered into credit facilities. The credit facility for WGL permits it to borrow up to $450.0 million, and further permits, with the banks’ approval, additional borrowings of $100.0 million for a maximum potential total of $550.0 million. The credit facility for Washington Gas permits it to borrow up to $350.0 million, and further permits, with the banks’ approval, additional borrowings of $100.0 million for a maximum potential total of $450.0 million. The interest rate on loans made under each of the credit facilities is a fluctuating rate per annum that is set using certain parameters at the time each loan is made. WGL and Washington Gas incur credit facility fees, which in some cases are based on the long-term debt ratings of Washington Gas. In the event that the long-term debt of Washington Gas is downgraded below certain levels, WGL and Washington Gas would be required to pay higher fees. There are five different levels of fees. The credit facility for WGL defines its applicable fee level as one level below the level applicable to Washington Gas. Under the terms of the credit facilities, the lowest level facility fee is 0.06% and the highest is 0.175%. The credit agreements each provide for a right for WGL or Washington Gas, as applicable to request two additional one-year extensions, with the banks’ approval.
To manage credit risk, Washington Gas may require certain customers and suppliers to provide deposits, which may include collateral from wholesale counterparties, which are reported as current liabilities in “Customer deposits and advance payments,” in the accompanying balance sheets. At March 31, 2016 and September 30, 2015, “Customer deposits and advance payments” totaled $82.7 million and $88.5 million, respectively. For Washington Gas, deposits from customers may be refunded at various times throughout the year based on the customer’s payment habits. At the same time, other customers make new deposits that cause the balance of customer deposits to remain relatively steady. There are no restrictions on Washington Gas’ use of these customer deposits. Washington Gas pays interest to its customers on these deposits in accordance with the requirements of its regulatory commissions.
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
WGL Energy Services and WGL Midstream have seasonal short-term cash requirements to fund the purchase of storage gas inventory in advance of the winter heating season. At March 31, 2016 and September 30, 2015, WGL Energy Services had balances in gas storage of $9.3 million and $36.1 million, respectively. WGL Energy Services collects revenues that are designed to reimburse commodity costs used to supply their retail customer and wholesale counterparty contracts. At March 31, 2016 and September 30, 2015, WGL Midstream had balances in gas storage of $85.6 million and $80.8 million, respectively. As market opportunities arise, WGL Midstream collects revenues in excess of its commodity costs through its wholesale counterparty contracts. WGL Energy Services and WGL Midstream derive funding to finance these activities from short-term debt issued by WGL. Additionally, WGL Energy Services and WGL Midstream may be required to post cash collateral for certain purchases. WGL Energy Services and WGL Midstream may be required to provide parent guarantees from WGL for certain transactions.
In addition to storage gas, WGL Midstream also has cash requirements to fund the capital requirements of its various pipeline investments. At March 31, 2016 and September 30, 2015, WGL Midstream had a $196.0 million and $73.4 million investment related to these pipelines, respectively. WGL Midstream initially funds capital calls related to these investments from short-term debt issued by WGL, generally with the intent of securing potential long-term financing arrangements in the form of long-term debt or equity.
WGL Energy Systems has cash requirements to fund the construction and purchase of residential and commercial distributed generation systems. WGL Energy Systems initially finances these activities through short-term debt issued by WGL generally with the intent of securing potential long-term financing arrangements in the form of long-term debt or equity.
Project Financing
Washington Gas obtains third-party project financing on behalf of the Federal government to provide funds during the construction of certain energy management services projects entered into under Washington Gas' area-wide contract. As the lender funds the energy management services project, Washington Gas establishes a payable to the lender. As work is performed, Washington Gas establishes a receivable representing the government's obligation to remit principal and interest. The payable and receivable are equal to each other at the end of the construction period, but there could be timing differences in the recognition of project related payable and receivable during the construction period. When these projects are formally “accepted” by the government and deemed complete, Washington Gas assigns the ownership of the receivable to the lender in satisfaction of the obligation to the lender and removes both the receivable and the obligation related to the financing from its financial statements.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

As of March 31, 2016, Washington Gas recorded a $48.9 million "Accounts receivable" on the balance sheet and a $44.3 million corresponding short-term obligation to the lender in "Notes payable", for energy management services projects that were not complete. These projects are financed for government agencies which have minimal credit risk, and with which we have previous collection experience. Based on these factors, Washington Gas did not record a corresponding reserve for bad debts related to these receivables at March 31, 2016.
Long-Term Cash Requirements and Related Financing
The primary drivers of our long-term cash requirements include capital expenditures, non-utility investments and long-term debt maturities. For the regulated utility segment, our capital expenditures primarily relate to adding new utility customers and system supply as well as maintaining the safety and reliability of Washington Gas’ distribution system. Refer to the section entitled “Capital Investments” in our 2015 Annual Report for discussion of our capital expenditures forecast and for a discussion of our long-term debt maturities.
On February 18, 2016, WGL entered into a credit agreement providing for a term loan facility and borrowed $250 million under the agreement. The credit agreement provides for a maturity date of February 18, 2018, with a one-year extension option with the lenders' approval. In addition to the initial borrowings, the credit agreement permits, with the lenders' approval, additional borrowings of up to $100 million for maximum potential borrowings under the credit agreement of $350 million. The interest rate on loans made under the credit agreement will be a fluctuating rate per annum that will be determined from time to time based on parameters set forth in the credit agreement.
For our non-utility segments, our long-term cash requirements primarily depend on the level of investments and capital expenditures. For WGL Midstream, our investments primarily relate to providing capital for construction of the pipeline investments. For WGL Energy Systems and WGSW, our investments primarily relate to providing capital for construction of new residential, distributed generation, and commercial solar projects.
WGL anticipates that, as it increases capital expenditures pursuant to its announced investment commitments and its other growth strategies, it plans to continue raising capital by issuing additional shares of common stock. There can be no assurance, however, that we will be able to raise capital on favorable terms or at all. WGL filed a shelf registration on November 24, 2015 for the sale of an unspecified amount of common stock. In addition, on November 24, 2015, WGL entered into an equity distribution agreement and filed a prospectus supplement, relating to a continuous offering under which WGL may sell common stock with an aggregate sales price of up to $150 million through an at-the-market (ATM) program. Sales of common stock can be made by means of privately negotiated transactions, as transactions on the New York Stock Exchange at market prices or in such other transactions as agreed upon by WGL and the sales agents and in conformance with applicable securities laws. WGL first sold shares under this agreement in February 2016. During the quarter ended March 31, 2016, WGL has issued 466,467 shares of common stock for the net proceeds of $31.5 million.
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
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Ratings Triggers and Certain Debt Covenants
WGL and Washington Gas pay credit facility fees, which in some cases are based on the long-term debt ratings of Washington Gas. Under the terms of WGL’s and Washington Gas' credit agreements, term loan facility and private placement notes, the ratio of consolidated financial indebtedness to consolidated total capitalization cannot exceed 0.65 to 1.0 (65.0%). As of March 31, 2016, WGL's and Washington Gas' ratios of consolidated financial indebtedness to consolidated total capitalization were 52% and 42%, respectively. In addition, WGL and Washington Gas are required to inform lenders of changes in corporate existence, financial conditions, litigation and environmental warranties that might have a material effect on debt ratings. The failure to inform the lenders’ agent of material changes in these areas might constitute default under the agreements. Additionally, failure to pay principal or interest on any other indebtedness may be deemed a default under our credit agreements. A default, if not remedied, may lead to a suspension of further loans and/or acceleration in which obligations become immediately due and payable. At March 31, 2016, we believe were in compliance with all of the covenants under our revolving credit facilities.
For certain of Washington Gas’ natural gas purchase and pipeline capacity agreements, if the long-term debt of Washington Gas is downgraded to or below the lower of a BBB- rating by Standard & Poor’s or a Baa3 rating by Moody’s Investors Service, or if Washington Gas is deemed by a counterparty not to be creditworthy, then the counterparty may withhold service or deliveries, or may require additional credit support. For certain other agreements, if the counterparty’s credit exposure to Washington Gas exceeds a contractually defined threshold amount, or if Washington Gas’ credit rating declines by a certain rating level, then the counterparty may require additional credit support. At March 31, 2016, Washington Gas would not be required to provide additional credit support for these arrangements if its long-term credit rating was to be downgraded by one rating level.
WGL guarantees payments for certain purchases of natural gas and electricity on behalf of WGL Energy Services, WGL Energy Systems and WGL Midstream (refer to “Contractual Obligations, Off-Balance Sheet Arrangements and Other Commercial Commitments” for further discussion of these guarantees). If the credit rating of WGL declines, WGL Energy Services, WGL Energy Systems and WGL Midstream may be required to provide additional credit support and credit enhancements for these purchase contracts. At March 31, 2016, WGL Energy Services and WGL Energy Systems would not be required to provide additional credit support for these arrangements. WGL Midstream would be required to provide $50,000 of additional credit support for these arrangements if the long-term credit rating of WGL were to be downgraded by one rating level.
Historical Cash Flows
The following table summarizes WGL’s net cash provided by (used in) operating, investing and financing activities for the six months ended March 31, 2016 and 2015:

	Six Months Ended March 31,
(In millions)	2016	2015	Increase/ (Decrease)
Cash provided by (used in):
Operating activities	$137.0	$305.8	$(168.8)
Financing activities	$186.5	$(70.9)	$257.4
Investing activities	$(320.4)	$(234.4)	$(86.0)
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
The non-utility cash flows from operating activities primarily reflect: (i) the timing of receipts related to distributed generation and federal projects in the commercial energy systems segment; (ii) the timing of receipts related to electric and gas bills and the timing of payments for the cost of the commodity for WGL Energy Services and (iii) the timing of gas purchases

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

and sales resulting from asset optimization arrangements at WGL Midstream. Both WGL Energy Services' and WGL Midstream's cash flows are impacted by the timing of derivative settlements.
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
Net cash flows provided by operating activities for the six months ended March 31, 2016 was $137.0 million compared to $305.8 million for the six months ended March 31, 2015. The decrease in net cash flows reflects decreased sales volumes to customers due to warmer than normal weather during the period and the associated timing of payments for, and recovery of, energy related costs.
Cash Flows Provided by (Used in) Financing Activities
Cash flows provided by financing activities totaled $186.5 million for the six months ended March 31, 2016, compared to cash flows used in financing activities of $70.9 million for the same period of the prior year. This increase primarily reflects the $231.5 million increase in cash from notes payable issued during the current period, $31.9 million increase in common stock issued during the current period and $(41.5) million in common stock repurchased during the prior year period.
Cash Flows Used in Investing Activities
During the six months ended March 31, 2016, cash flows used in investing activities totaled $320.4 million compared to $234.4 million used for the six months ended March 31, 2015. This increase is primarily due to our $89.4 million investment in the Stonewall Gas Gathering System (Stonewall System). Refer to "Pipeline Investments" below.

Pipeline Investments
Constitution Pipeline
 In 2013, WGL Midstream invested in Constitution Pipeline Company, LLC (Constitution). At March 31, 2016, WGL Midstream's total estimated cost of Constitution is estimated to be $92.4 million, reflecting a 10% share in the pipeline venture over the term of the agreement. The pipeline project is designed to transport at least 650,000 dekatherms of natural gas per day from the Marcellus region in northern Pennsylvania to major northeastern markets. Fully contracted with long-term commitments from established natural gas producers currently operating in Pennsylvania, the pipeline is designed to originate from the Marcellus production areas in Susquehanna County, PA, and interconnect with the Iroquois Gas Transmission and Tennessee Gas Pipeline systems in Schoharie County, N.Y.
In June 2013, Constitution filed a formal certificate application with the Federal Energy Regulatory Commission (FERC). On December 2, 2014, the FERC issued an order granting a certificate of public convenience and necessity.
On April 22, 2016, the New York State Department of Environmental Conservation (NYSDEC) denied the Section 401 Water Quality Certification for the Constitution pipeline. Constitution stated that it remains steadfastly committed to pursuing the Project and that it intends to pursue all available options to challenge the legality and appropriateness of NYSDEC’s decision. In light of the denial of the Certification and the anticipated actions to challenge the decision, Constitution has revised its target in-service to the second half of 2018, assuming that the challenge process is satisfactorily and promptly concluded. As a result of the revised target in-service date, we estimate that our previously reported projected capital expenditures for full fiscal year 2016 will decrease by $30.6 million for Constitution. Due to this recent development, we currently do not have revised capital expenditure projections for 2017 and beyond. WGL Midstream held a $39.7 million equity method investment in Constitution at March 31, 2016 and determined that no impairment was necessary.  Further developments or indicators of an unfavorable resolution may require a future impairment of this investment. It is also possible that Constitution could incur certain supplier-related costs in the event of a prolonged delay or termination of the project.
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
This pipeline will be an integral part of Transco’s “Atlantic Sunrise” project. WGL Midstream will invest an estimated $411 million for a 55% interest in Meade, and Meade will invest an estimated $746 million in Central Penn for an approximate 39%

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

interest in Central Penn. Transco will have the remaining ownership interests. Central Penn currently has a projected in-service date in the second half of calendar year 2017.
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
The total project investment is anticipated to be approximately $3.3 billion. WGL Midstream will invest, in scheduled capital contributions through the in-service date of the pipeline, its pro rata share (based on its 7% equity interest) of project costs, for an estimated aggregate amount of approximately $228.5 million. In addition, WGL Midstream entered into a gas purchase commitment to buy 500,000 dekatherms of natural gas per day, at index-based prices, for a 20 year term, and will also be a shipper on the proposed pipeline.
Stonewall Gas Gathering System
In February 2016, WGL Midstream acquired a 35% equity interest in an entity that owns and operates certain assets known as the Stonewall System. WGL Midstream invested $89.4 million pursuant to an option that WGL Midstream previously acquired. The Stonewall System has the capacity to gather up to 1.4 billion cubic feet of natural gas per day from the Marcellus production region in West Virginia, and connects with an interstate pipeline system that serves markets in the mid-Atlantic region. WGL Midstream’s ownership interest is expected to decrease to 30% during fiscal year 2016, as certain other participants are expected to exercise their rights to invest in the project.
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

There have been no significant changes to contractual obligations during the three and six months ended March 31, 2016.

Off-Balance Sheet Arrangements
WGL has provided contributions and guarantees to Meade on behalf of WGL Midstream. As of March 31, 2016, our maximum exposure to loss was $59.4 million. WGL has provided guarantees to Mountain Valley on behalf of WGL Midstream and another partner in the venture. WGL's maximum exposure to loss due to the provided guarantees was $20.0 million at March 31, 2016. Refer to Note 11 - Other Investments of the Notes to Condensed Consolidated Financial Statements for a further discussion of our Meade and Mountain Valley investments.
Financial Guarantees

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

WGL has guaranteed payments primarily for certain commitments on behalf of certain subsidiaries. At March 31, 2016, these guarantees totaled $30.7 million, $263.6 million, $9.8 million and $325.6 million for Washington Gas, WGL Energy Services, WGL Energy Systems and WGL Midstream, respectively. At March 31, 2016,WGL also had guarantees on behalf of other subsidiaries totaling $2.0 million. The amount of such guarantees is periodically adjusted to reflect changes in the level of WGL's financial exposure related to these commitments. For all of our financial guarantees, WGL may cancel any or all future obligations upon written notice to the counterparty, but WGL would continue to be responsible for the obligations created under the guarantees prior to the effective date of the cancellation. WGL has also guaranteed payments for certain of our external partners. At March 31, 2016, these guarantees totaled $8.7 million.
CREDIT RISK
Wholesale Credit Risk
Certain wholesale suppliers that sell natural gas to any or all of Washington Gas, WGL Energy Services, and WGL Midstream and electricity to WGL Energy Services, may have relatively low credit ratings or may not be rated by major credit rating agencies.
Washington Gas enters into transactions with wholesale counterparties for the purpose of meeting firm ratepayer commitments, to optimize the value of its long-term capacity assets, and for hedging natural gas costs. In the event of a counterparty’s failure to deliver contracted volumes of gas or fulfill its payment obligations, Washington Gas may incur losses that would typically be passed through to its sales customers under the purchased gas cost adjustment mechanisms; however, Washington Gas may be at risk for financial loss to the extent these losses are not passed through to its customers.
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
Washington Gas, WGL Energy Services and WGL Midstream are also subject to the collateral requirements of their counterparties. At March 31, 2016, Washington Gas, WGL Energy Services and WGL Midstream provided $18.3 million, $41.0 million and $11.5 million in cash collateral to counterparties, respectively.
The following table provides information on our credit exposure, net of collateral, to wholesale counterparties as of March 31, 2016 for Washington Gas, WGL Energy Services and WGL Midstream, separately.

Credit Exposure to Wholesale Counterparties (In millions)
Rating(a)	Exposure Before Credit Collateral(b)	Offsetting Credit Collateral Held(c)	Net Exposure	Number of Counterparties Greater Than 10%(d)	Net Exposure of Counterparties Greater Than 10%
Washington Gas
Investment grade	$29.8	$0.3	$29.5	2	$18.2
Non-investment grade	2.3	2.1	0.2	—	—
No external ratings	6.5	—	6.5	1	5.3
WGL Energy Services
Investment grade	$0.5	$—	$0.5	1	$0.5
Non-investment Grade	—	—	—	—	—
No external ratings	0.2	—	0.2	1	0.1
WGL Midstream
Investment grade	$30.0	$0.2	$29.8	1	$13.1
Non-investment grade	—	—	—	—	—
No external ratings	8.1	0.2	7.9	—	—

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

WGSW is indirectly subject to retail credit risk associated with non-payment by customers who lease distributed energy equipment or maintain energy service agreements through ASD Solar LP, Nextility and SunEdison. This credit risk was

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

mitigated through minimum credit quality criteria established in each of WGSW’s agreements for customer agreements. These criteria were satisfied to enable WGSW to participate in the project financing arrangement or partnership interest.
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
To manage price risk associated with its natural gas supply to its firm customers, Washington Gas: (i) actively manages its gas supply portfolio to balance sales and delivery obligations; (ii) injects natural gas into storage during the summer months when prices are generally lower, and withdraws that gas during the winter heating season when prices are generally higher and (iii) enters into hedging contracts and other contracts that may qualify as derivative instruments related to the sale and purchase of natural gas.
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
The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Regulated Utility segment’s energy-related derivatives during the six months ended March 31, 2016:

Regulated Utility Segment Changes in Fair Value of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2015	$(285.8)
Net fair value of contracts entered into during the period	2.8
Other changes in net fair value	85.6
Realized net settlement of derivatives	0.2
Net assets (liabilities) at March 31, 2016	$(197.2)

Regulated Utility Segment Roll Forward of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2015	$(285.8)
Recorded to income	34.1
Recorded to regulatory assets/liabilities	54.3
Realized net settlement of derivatives	0.2
Net assets (liabilities) at March 31, 2016	$(197.2)
The maturity dates of our net assets (liabilities) associated with the regulated utility segment’s energy-related derivatives recorded at fair value at March 31, 2016, is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Regulated Utility Segment Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

(In millions)	Remainder of 2016	2017	2018	2019	2020	Thereafter	Total
Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	1.4	(3.5)	(0.8)	—	—	—	(2.9)
Level 3 — Significant unobservable inputs	(1.2)	(26.0)	(18.6)	(16.9)	(14.8)	(116.8)	(194.3)
Total net assets (liabilities) associated with our energy-related derivatives	$0.2	$(29.5)	$(19.4)	$(16.9)	$(14.8)	$(116.8)	$(197.2)
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
The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Retail Energy-Marketing segment’s energy-related derivatives during the six months ended March 31, 2016:

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Retail Energy-Marketing Segment Changes in Fair Value of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2015	$(30.0)
Net fair value of contracts entered into during the period	0.6
Other changes in net fair value	(18.6)
Realized net settlement of derivatives	0.1
Net assets (liabilities) at March 31, 2016	$(47.9)

Retail Energy-Marketing Segment Roll Forward of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2015	$(30.0)
Recorded to income	(11.2)
Recorded to accounts payable	(6.8)
Realized net settlement of derivatives	0.1
Net assets (liabilities) at March 31, 2016	$(47.9)
The maturity dates of our net assets (liabilities) associated with the Retail Energy-Marketing segments’ energy-related derivatives recorded at fair value at March 31, 2016 is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Retail Energy-Marketing Segment Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

(In millions)	Remainder of 2016	2017	2018	2019	2020	Thereafter	Total
Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	(8.2)	(6.1)	(1.4)	(0.4)	—	—	(16.1)
Level 3 — Significant unobservable inputs	(12.5)	(17.0)	(2.5)	0.2	—	—	(31.8)
Total net assets (liabilities) associated with our energy-related derivatives	$(20.7)	$(23.1)	$(3.9)	$(0.2)	$—	$—	$(47.9)
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
WGL Energy Systems also earns revenues by providing energy efficiency and sustainability solutions to governmental agencies pursuant to various contractual vehicles, including the area wide contract. WGL Energy Systems earns margins between the price at which the solutions are sold and the cost to design and build them. Margins may be eroded by an underestimation of costs. WGL Energy Systems also conducts business with government agencies and faces future revenue risks relating to such government agencies not receiving appropriations funding or projects being unfunded by Congress.
WGSW holds project financing arrangements, whereby it holds an interest in a limited partnership that acquires distributed generation solar assets at fair market value and lease back those assets to counterparties, with a fixed target rates of return over terms between 6-20 years. WGSW also enters into arrangements in which investment partners purchase solar assets and leases them to retail customers. In these cases, the purchased solar assets are expected to achieve a target rate of return from the lease payments that are collected from the retail customers. WGSW manages this price risk through its investment agreements and evaluation of the asset purchase in conjunction with the inception of the lease.
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
The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Midstream Energy Services segments’ energy-related derivatives during the six months ended March 31, 2016:

Midstream Energy Services Segment Changes in Fair Value of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2015	$(21.8)
Net fair value of contracts entered into during the period	19.7
Other changes in net fair value	40.3
Realized net settlement of derivatives	(45.4)
Net assets (liabilities) at March 31, 2016	$(7.2)

Midstream Energy Services Segment Roll Forward of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2015	$(21.8)
Recorded to income	60.0
Realized net settlement of derivatives	(45.4)
Net assets (liabilities) at March 31, 2016	$(7.2)

The maturity dates of our net assets (liabilities) associated with the Midstream Energy Services segments’ energy-related derivatives recorded at fair value at March 31, 2016 is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Midstream Energy Services Segment Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

(In millions)	Remainder of 2016	2017	2018	2019	2020	Thereafter	Total
Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	3.4	(2.0)	0.1	—	—	—	1.5
Level 3 — Significant unobservable inputs	(2.2)	(5.0)	(2.2)	(0.6)	0.7	0.6	(8.7)
Total net assets associated with our energy-related derivatives	$1.2	$(7.0)	$(2.1)	$(0.6)	$0.7	$0.6	$(7.2)
Refer to Note 8, Derivative and Weather-Related Instruments and Note 9, Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements for further discussion of our derivative activities and fair value measurements.
Value-at-Risk
WGL Energy Services measures the market risk of its energy commodity portfolio by determining its value-at-risk. Value-at-risk is an estimate of the maximum loss that can be expected at some level of probability if a portfolio is held for a given time period. The value-at-risk calculation for natural gas and electric portfolios include assumptions for normal weather, new customer additions and renewing customers for which supply commitments have been secured. Based on a 95% confidence interval for a one-day holding period, WGL Energy Services’ value-at-risk at March 31, 2016 was approximately $36,000 and $57,600, related to its natural gas and electric portfolios, respectively. WGL Energy Services’ value-at-risk for the natural gas and electric portfolios fluctuate relative to market prices and portfolio composition. The high, low and average value-at-risk for natural gas and electric portfolios between the period October 1, 2015 and March 31, 2016 are noted in the table below.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

WGL Energy Services Value-at-Risk
(In thousands)	High	Low	Average
Natural Gas Portfolio	$48.6	$7.6	$18.9
Electric Portfolio	82.9	15.8	44.3
Total	$131.5	$23.4	$63.2
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
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

We are exposed to interest-rate risk associated with our short-term and long-term financing. WGL and Washington Gas utilize derivative instruments from time to time in order to reduce their exposure to the risk of interest-rate volatility.
Short-Term Debt. At March 31, 2016 and September 30, 2015, WGL and its subsidiaries had outstanding notes payable of $329.3 million and $332.0 million, respectively. The carrying amount of our short-term debt approximates fair value. A change of 100 basis points in the underlying average interest rate for our short-term debt would have caused a change in interest expense of approximately $2.1 million for the quarter.
Long-Term Debt. At March 31, 2016 and September 30, 2015, WGL had outstanding fixed-rate MTNs and other long-term debt of $1,194.3 million and $944.2 million, excluding current maturities and unamortized discounts. While fixed-rate debt does not expose us to earnings risk when market interest rates change, such debt is subject to changes in fair value. Fair value is defined as the present value of the debt securities’ future cash flows discounted at interest rates that reflect market conditions as of the measurement date. As of March 31, 2016, the fair value of WGL’s fixed-rate debt was $1,336.9 million. Our sensitivity analysis indicates that fair value would increase by approximately $46.7 million or decrease by approximately $43.3 million if interest rates were to decline or increase by 10%, respectively, from current market levels. At March 31, 2016, Washington Gas had outstanding fixed-rate MTNs and other long-term debt of $695.9 million, excluding current maturities and unamortized discounts. As of March 31, 2016, the fair value of Washington Gas’ fixed-rate debt was $833.7 million. Our sensitivity analysis indicates that fair value would increase by approximately $33.9 million or decrease by approximately $31.6 million if interest rates were to decline or increase by 10%, respectively, from current market levels. In general, such an increase or decrease in fair value would impact earnings and cash flows only if WGL or Washington Gas were to reacquire some or all of these instruments in the open market prior to their maturity.
A total of $1,052.5 million, or approximately 88.0%, of WGL’s outstanding long-term debt, excluding current maturities, have make-whole call options which, if exercised, would require us to pay a premium over the face amount.
A total of $552.5 million, or approximately 79.4%, of Washington Gas’ outstanding long-term debt, excluding current maturities, have make-whole call options which, if exercised, would require us to pay a premium over the face amount.
Derivative Instruments. WGL expects to issue 30-year debt in January 2018. In anticipation of the debt issuance, during August 2015, WGL entered into two forward starting interest rate hedge agreements, with a total notional amount of $125.0 million. In January 2016, WGL entered into an additional forward starting interest rate hedge agreement, with a notional amount of $50.0 million. WGL designated these agreements as cash flow hedges in accordance with ASC 815, with the effective portion of changes in fair value recorded through other comprehensive income. For the three months ended March 31, 2016 and 2015, there was no ineffective portion relating to the interest rate hedges. For the six months ended March 31, 2016, there was no ineffective portion relating to the interest rate hedges. For the six months ended March 31, 2015, a total of $0.4 million was recorded to interest expense as a result of the ineffective portion of an interest rate hedge on debt issued in December 2014. Refer to Note 8—Derivative and Weather-Related Instruments for further discussion of our interest-rate risk management activity.

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
RESULTS OF OPERATIONS—Three Months Ended March 31, 2016 vs. March 31, 2015
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
Key gas delivery, weather and meter statistics are shown in the table below for the three months ended March 31, 2016 and 2015.

Gas Deliveries, Weather and Meter Statistics
	Three Months Ended March 31,		Increase/
	2016	2015	(Decrease)
Gas Sales and Deliveries (millions of therms)
Firm
Gas sold and delivered	401.6	509.4	(107.8)
Gas delivered for others	218.7	279.1	(60.4)
Total firm	620.3	788.5	(168.2)
Interruptible
Gas sold and delivered	1.3	0.4	0.9
Gas delivered for others	83.0	93.5	(10.5)
Total interruptible	84.3	93.9	(9.6)
Electric generation—delivered for others	59.2	29.0	30.2
Total deliveries	763.8	911.4	(147.6)
Degree Days
Actual	1,996	2,471	(475)
Normal	2,098	2,107	(9)
Percent colder (warmer) than normal	(4.9)%	17.3%	n/a
Average active customer meters	1,144,100	1,132,800	11,300
New customer meters added	2,741	2,296	445
Gas Service to Firm Customers. The volume of gas delivered to firm customers is highly sensitive to weather variability as a large portion of the natural gas delivered by Washington Gas is used for space heating. Washington Gas’ rates are based on an assumption of normal weather. The tariffs in the Maryland and Virginia jurisdictions include provisions that consider the effects of the RNA and the WNA/CRA mechanisms, respectively, that are designed to, among other things, eliminate the effect on net revenues of variations in weather from normal levels (refer to the section entitled “Weather Risk” for a further discussion of these mechanisms and other weather-related instruments included in our weather protection strategy). The comparison of firm volumes delivered for the current quarter compared to the prior quarter primarily reflects significantly warmer weather in the current quarter, partially offset by an increase in average active customer meters.
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
Income Taxes
Please refer to the six months ended March 31, 2016, for information about Washington Gas' income tax expense and effective income tax rate.
RESULTS OF OPERATIONS—Six Months Ended March 31, 2016 vs. March 31, 2015
Key gas delivery, weather and meter statistics are shown in the table below for the six months ended March 31, 2016 and 2015.

Gas Deliveries, Weather and Meter Statistics
	Six Months Ended March 31,		Increase/
	2016	2015	(Decrease)
Gas Sales and Deliveries (millions of therms)
Firm
Gas sold and delivered	599.4	785.7	(186.3)
Gas delivered for others	352.0	439.1	(87.1)
Total firm	951.4	1,224.8	(273.4)
Interruptible
Gas sold and delivered	2.1	1.4	0.7
Gas delivered for others	145.5	171.2	(25.7)
Total interruptible	147.6	172.6	(25.0)
Electric generation—delivered for others	102.4	55.2	47.2
Total deliveries	1,201.4	1,452.6	(251.2)
Degree Days
Actual	2,952	3,726	(774)
Normal	3,429	3,450	(21)
Percent colder (warmer) than normal	(13.9)%	8.0%	n/a
Average active customer meters	1,139,800	1,127,800	12,000
New customer meters added	6,574	6,547	27
Gas Service to Firm Customers. The comparison in natural gas deliveries to firm customers primarily reflects significantly warmer weather, partially offset by an increase of average active customer meters of 12,000 in the current period than in the same period of the prior year.
Gas Service to Interruptible Customers. The decrease in therm deliveries to interruptible customers reflects decreased demand.
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
Income Taxes

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

The following table shows Washington Gas' income tax expense and effective income tax rate for the six months ended March 31, 2016 and 2015.

Income Taxes
	Six Months Ended March 31,		Increase/
(In millions)	2016	2015	(Decrease)
Income before income taxes	$241.8	$223.1	$18.7
Income tax expense	92.7	83.5	9.2
Effective income tax rate	38.3%	37.4%	0.9%
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and capital resources for Washington Gas are substantially the same as the liquidity and capital resources discussion included in the Management’s Discussion of WGL (except for certain items and transactions that pertain to WGL and its unregulated subsidiaries). Those explanations are incorporated by reference into this discussion.
RATES AND REGULATORY MATTERS
Washington Gas makes its requests to modify existing rates based on its determination of the level of net investment in plant and equipment, operating expenses, and a level of return on invested capital that is just and reasonable. The following is an update of significant current regulatory matters in Washington Gas’ jurisdictions. For a more detailed discussion of the matters below, refer to our combined Annual Report on Form 10-K for WGL and Washington Gas for the fiscal year ended September 30, 2015, as recast in the current report on Form 8-K filed on March 16, 2016.
District of Columbia Jurisdiction
Investigation into Washington Gas’ Cash Reimbursement to Competitive Service Providers (CSPs). On August 5, 2014, the Office of the People’s Counsel’s (“OPC”) of DC filed a complaint with the PSC of DC requesting that the Commission open an investigation into Washington Gas’ payments to CSPs to cash-out over-deliveries of natural gas supplies during the 2008-2009 winter heating season. OPC asserted that Washington Gas made excess payments in the amount of $2.4 million to CSPs. On December 19, 2014, the PSC of DC granted the OPC of DC’s request and opened a formal investigation. On October 27, 2015, the PSC of DC issued an order finding that Washington Gas, in performing the cash-out, had violated D.C. Code 34-1101’s requirement that no service shall be provided without Commission approval. The PSC of DC directed Washington Gas to provide calculations showing what the impact would have been had Washington Gas made volumetric adjustments to CSP deliveries as of April 2009, which Washington Gas calculates would result in a refund of approximately $2.4 million, which was recognized by WGL in fiscal year 2015. On February 3, 2016, the PSC of DC issued an order denying OPC’s application for reconsideration and granting in part, and denying in part, Washington Gas’s application for reconsideration.  Washington Gas and OPC filed initial briefs on February 18, 2016, and reply briefs on February 29, 2016, on the issue of whether there is a more reasonable way to reconcile the over-deliveries by CSPs such as through volumetric adjustments, or through cash payments.

District of Columbia Rate Case. On February 26, 2016, Washington Gas filed an application with the Public Service Commission of the District of Columbia (PSC of DC) to increase its base rates for natural gas service, generating $17.4 million in additional annual revenue. The revenue increase would include $4.5 million associated with natural gas system upgrades previously approved by the PSC of DC and currently paid by customers through monthly surcharges. The filing addresses rate relief necessary for Washington Gas to recover its costs and earn its allowed rate of return. The filing also satisfies the requirement for Washington Gas to file a new rate proposal by August 1, 2016 under a settlement agreement approved by the PSC of DC in 2015, which provides for the recovery through a surcharge mechanism of costs related to an accelerated pipe replacement program to upgrade the Washington Gas distribution system and enhance safety.

The application for a rate increase also: (i) provides for a revenue normalization adjustment (RNA) in the proposed rate structure to reduce fluctuations in customers’ bills resulting from extreme weather patterns; (ii) proposes a commercial framework for the delivery of natural gas for Combined Heat and Power (CHP) systems, which efficiently capture vented heat during the power generation process and use this heat for space heating and cooling ; and (iii) proposes an incentive program for developers of multi-family housing projects to bring the benefits of natural gas, including lower energy bills and reduced

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

carbon emissions, to more residents in the District of Columbia. The application requests authority to earn an 8.23% overall rate of return, including a return on equity of 10.25%. Washington Gas anticipates that the new rates will become effective in March 2017.

On April 27, 2016, the Commission issued an order approving a Washington Gas special contract with the U.S. Architect of the Capitol. This contract for natural gas service will generate annual firm revenues of $2.6 million and result in a reduction of the revenue deficiency in the pending rate case from $17.4 million to $14.8 million.

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
Washington Gas filed an application and supporting testimony with the SCC of VA on May 12, 2015, for approval of the gas reserves purchase agreement with ECA as part of a Natural Gas Supply Investment Plan. On November 6, 2015, the SCC of VA issued an order denying Washington Gas’ May 12, 2015, application for approval of a proposed Natural Gas Supply Investment Plan. Washington Gas plans to finalize a new agreement and file its application with the SCC of VA within the next two months.
Other Matters
New Labor Contract. Washington Gas entered into a new three-year labor contract with the Office and Professional Employees International Union (OPEIU-Local 2). The contract covers approximately 112 employees. OPEIU-Local 2 ratified the contract on March 21, 2016 and is effective from April 1, 2016 through March 31, 2019. The contract includes, among other things: (i) annual wage increases of 3% and (ii) employment protection for each Local 2 employee from the date of commencement of the contract.

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

ITEM 4. CONTROLS AND PROCEDURES—WGL Holdings, Inc.
Senior management, including the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer of WGL, evaluated the effectiveness of WGL’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2016. Based on this evaluation process, the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that disclosure controls and procedures of WGL are effective. There have been no changes in the internal control over financial reporting of WGL during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of WGL.
ITEM 4. CONTROLS AND PROCEDURES—Washington Gas Light Company
Senior management, including the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer of Washington Gas, evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) of Washington Gas as of March 31, 2016. Based on this evaluation process, the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures of Washington Gas are effective. There have been no changes in the internal control over financial reporting of Washington Gas during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Washington Gas.

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
ITEM 1A. RISK FACTORS

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
In addition, WGL Energy Systems and WGSW’s investment strategy to own and operate energy assets and sell energy to customers is based on the investment tax credit (ITC) provision in the federal tax code, which historically has allowed WGL to reduce its tax burden by investing in renewable and alternative energy assets, such as distributed energy, ductless heat pumps and fuel cells. WGL’s ability to benefit from the ITC is based on certain assumptions about the level of our income taxes. Congress extended the ITC for renewable energy projects in December, 2015 through 2021, while it also extended bonus depreciation provisions for all energy and utility capital assets through 2019. The extension of the bonus depreciation provision may reduce WGL’s ability to monetize ITCs on a timely basis, thus diminishing WGL Energy Systems’ competitiveness in securing future assets to continue its growth.
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

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

Exhibits Incorporated by Reference:

10.1	WGL Holdings, Inc. 2016 Omnibus Incentive Compensation Plan (Incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement on Schedule 14A, filed on January 20, 2016).

10.2
Credit Agreement, dated as of February 18, 2016, among WGL Holdings, Inc., the Lenders party thereto, U.S. Bank National Association, as Administrative Agent, TD Bank, N.A., as Syndication Agent, Branch Banking and Trust Company, as Documentation Agent, and U.S. Bank National Association and TD Bank, N.A., as Joint Lead Arrangers and Joint Book Runners (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 19, 2016).

WGL Holdings, Inc.
Washington Gas Light Company

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

WGL HOLDINGS, INC. and WASHINGTON GAS LIGHT COMPANY (Co-registrants)

Date: May 9, 2016	/s/ William R. Ford
William R. Ford
Vice President and Chief Accounting Officer (Principal Accounting Officer)