Form 10-Q
period 2016-06-30
WGL HOLDINGS INC; WASHINGTON GAS LIGHT CO
filed 2016-08-04
CIK 1103601, 104819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016
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
WGL Holdings, Inc. common stock, no par value, outstanding as of July 31, 2016: 51,059,773 shares.
All of the outstanding shares of common stock ($1 par value) of Washington Gas Light Company were held by WGL Holdings, Inc. as of July 31, 2016.

WGL Holdings, Inc.
Washington Gas Light Company

For the Quarter Ended June 30, 2016

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
SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
Certain matters discussed in this report, excluding historical information, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the outlook for earnings, dividends, revenues and other future financial business performance or strategies, contractual matters affecting our midstream energy services segment, legal developments relating to the Constitution Pipeline and other expectations. Forward-looking statements are typically identified by words such as, but not limited to, “estimates,” “expects,” “anticipates,” “intends,” “believes,” “plans” and similar expressions, or future or conditional terms such as “will,” “should,” “would” and “could.” Forward-looking statements speak only as of today, and the registrants assume no duty to update them. Factors that could cause actual results to differ materially from forward-looking statements or historical performance include those discussed in Item 1A. Risk Factors in the combined Annual Report on Form 10-K for WGL and Washington Gas for the fiscal year ended September 30, 2015, in Part II, Item 1A, Risk Factors in this quarterly update on Form 10-Q and in our other filings with the Securities and Exchange Commission, and may include, but are not limited to the following:

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

(ii)

WGL Holdings, Inc.
Washington Gas Light Company

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

(iii)

WGL Holdings, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
Part I—Financial Information
Item 1—Financial Statements

(In thousands)	June 30, 2016	September 30, 2015
ASSETS
Property, Plant and Equipment
At original cost	$5,335,684	$5,003,910
Accumulated depreciation and amortization	(1,385,486)	(1,331,182)
Net property, plant and equipment	3,950,198	3,672,728
Current Assets
Cash and cash equivalents	16,534	6,733
Receivables
Accounts receivable	310,094	276,358
Gas costs and other regulatory assets	17,106	5,797
Unbilled revenues	154,986	102,560
Allowance for doubtful accounts	(24,798)	(26,224)
Net receivables	457,388	358,491
Materials and supplies—principally at average cost	18,655	21,402
Storage gas	172,718	211,443
Prepaid taxes	63,388	48,726
Other prepayments	44,279	32,850
Derivatives	16,521	22,933
Assets held for sale	—	22,906
Other	31,071	23,057
Total current assets	820,554	748,541
Deferred Charges and Other Assets
Regulatory assets
Gas costs	153,075	190,676
Pension and other post-retirement benefits	194,282	212,041
Other	99,785	80,018
Prepaid post-retirement benefits	152,914	138,629
Derivatives	42,969	32,132
Investments in direct financing leases, capital leases	31,262	35,234
Investments in unconsolidated affiliates	282,780	136,884
Other	14,994	14,476
Total deferred charges and other assets	972,061	840,090
Total Assets	$5,742,813	$5,261,359
CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders’ equity	$1,411,081	$1,243,247
Washington Gas Light Company preferred stock	28,173	28,173
Long-term debt	1,194,275	944,201
Total capitalization	2,633,529	2,215,621
Current Liabilities
Current maturities of long-term debt	—	25,000
Notes payable	358,342	332,000
Accounts payable and other accrued liabilities	333,160	325,146
Wages payable	21,014	21,091
Accrued interest	13,118	7,835
Dividends declared	25,221	23,377
Customer deposits and advance payments	80,772	88,897
Gas costs and other regulatory liabilities	14,751	34,551
Accrued taxes	33,694	13,867
Derivatives	79,558	63,504
Liabilities held for sale	—	1,621
Other	35,293	46,025
Total current liabilities	994,923	982,914
Deferred Credits
Unamortized investment tax credits	157,200	135,673
Deferred income taxes	743,677	672,963
Accrued pensions and benefits	186,696	176,128
Asset retirement obligations	209,451	200,732
Regulatory liabilities
Accrued asset removal costs	311,469	325,496
Other post-retirement benefits	94,194	104,382
Other	15,976	17,067
Derivatives	274,097	322,259
Other	121,601	108,124
Total deferred credits	2,114,361	2,062,824
Commitments and Contingencies (Note 13)
Total Capitalization and Liabilities	$5,742,813	$5,261,359
The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Condensed Consolidated Statements of Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands, except per share data)	2016	2015	2016	2015
OPERATING REVENUES
Utility	$181,622	$185,179	$912,612	$1,173,396
Non-utility	258,965	255,994	977,048	1,018,747
Total Operating Revenues	440,587	441,173	1,889,660	2,192,143
OPERATING EXPENSES
Utility cost of gas	65,739	59,286	236,819	499,128
Non-utility cost of energy-related sales	197,880	240,808	832,087	933,911
Operation and maintenance	97,461	98,642	296,813	295,309
Depreciation and amortization	33,786	30,696	98,368	90,159
General taxes and other assessments	32,038	29,308	119,970	126,475
Total Operating Expenses	426,904	458,740	1,584,057	1,944,982
OPERATING INCOME (LOSS)	13,683	(17,567)	305,603	247,161
Equity in earnings of unconsolidated affiliates	4,527	1,262	10,558	4,238
Other income (expenses)—net	1,915	2,329	3,689	(1,688)
Interest expense	12,998	13,140	38,757	38,704
INCOME (LOSS) BEFORE INCOME TAXES	7,127	(27,116)	281,093	211,007
INCOME TAX EXPENSE (BENEFIT)	4,772	(11,756)	103,619	80,364
NET INCOME (LOSS)	$2,355	$(15,360)	$177,474	$130,643
Dividends on Washington Gas Light Company preferred stock	330	330	990	990
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$2,025	$(15,690)	$176,484	$129,653
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	50,622	49,729	50,158	49,814
Diluted	50,905	49,729	50,418	50,056
EARNINGS (LOSS) PER AVERAGE COMMON SHARE
Basic	$0.04	$(0.32)	$3.52	$2.60
Diluted	$0.04	$(0.32)	$3.50	$2.59
DIVIDENDS DECLARED PER COMMON SHARE	$0.4875	$0.4625	$1.4375	$1.3650
The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2016	2015	2016	2015
NET INCOME (LOSS)	$2,355	$(15,360)	$177,474	$130,643
OTHER COMPREHENSIVE INCOME, BEFORE INCOME TAXES:
Qualified cash flow hedging instruments	(16,995)	49	(34,545)	(7,994)
Pension and other post-retirement benefit plans
Change in net prior service credit	(216)	(170)	(644)	(511)
Change in actuarial net loss	420	529	1,258	1,503
Total pension and other post-retirement benefit plans	$204	$359	$614	$992
INCOME TAX EXPENSE (BENEFIT) RELATED TO OTHER COMPREHENSIVE INCOME	(6,969)	163	(14,087)	(3,565)
OTHER COMPREHENSIVE INCOME (LOSS)	$(9,822)	$245	$(19,844)	$(3,437)
COMPREHENSIVE INCOME (LOSS)	$(7,467)	$(15,115)	$157,630	$127,206
The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Nine Months Ended June 30,
(In thousands)	2016	2015
OPERATING ACTIVITIES
Net income	$177,474	$130,643
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	98,368	90,159
Amortization of:
Other regulatory assets and liabilities—net	1,113	981
Debt related costs	967	911
Deferred income taxes—net	131,494	36,156
Accrued/deferred pension and other post-retirement benefit cost	14,832	20,091
Earnings in equity interest	(11,491)	(3,610)
Compensation expense related to stock-based awards	9,745	11,051
Provision for doubtful accounts	8,752	15,411
Impairment loss	3,000	5,625
Other non-cash credits—net	(1,449)	(617)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and unbilled revenues—net	(68,380)	(83,076)
Gas costs and other regulatory assets/liabilities—net	(31,109)	5,025
Storage gas	38,725	186,096
Prepaid taxes	(63,795)	56,818
Other prepayments	(11,429)	(3,879)
Accounts payable and other accrued liabilities	(19)	(18,966)
Customer deposits and advance payments	(8,125)	5,013
Unamortized investment tax credits	21,527	17,162
Accrued taxes	19,827	23,240
Accrued interest	5,283	10,166
Other current assets	(6,032)	3,609
Other current liabilities	(15,472)	10,354
Deferred gas costs—net	37,601	11,954
Deferred assets—other	(34,010)	(17,953)
Deferred liabilities—other	(12,721)	(61,791)
Derivatives	(71,078)	62,784
Other—net	1,838	(360)
Net Cash Provided by Operating Activities	235,436	512,997
FINANCING ACTIVITIES
Common stock issued	78,050	—
Long-term debt issued	250,000	296,481
Long-term debt retired	(25,000)	—
Debt issuance costs	(284)	(2,744)
Notes payable retired —net	(26,000)	(297,500)
Project financing	28,425	—
Dividends on common stock and preferred stock	(68,970)	(67,986)
Repurchase of common stock	—	(41,485)
Other financing activities—net	1,998	—
Net Cash Provided by (Used in) Financing Activities	238,219	(113,234)
INVESTING ACTIVITIES
Capital expenditures (excluding AFUDC)	(348,594)	(317,043)
Investments in non-utility interests	(137,105)	(29,618)
Distributions and receipts from non-utility interests	4,739	4,138
Net proceeds from sale of assets	19,749	—
Loans to external parties	(2,643)	—
Net Cash Used in Investing Activities	(463,854)	(342,523)
INCREASE IN CASH AND CASH EQUIVALENTS	9,801	57,240
Cash and Cash Equivalents at Beginning of Year	6,733	8,811
Cash and Cash Equivalents at End of Period	$16,534	$66,051
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid—net	$3,032	$4,604
Interest paid	$33,080	$27,822
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Project financing activities	$—	$(2,032)
Capital expenditure accruals included in accounts payable and other accrued liabilities	$51,814	$30,489
Dividends paid in common stock	$2,661	$—
Stock issued related to compensation	$6,742	$—
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Condensed Balance Sheets (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

(In thousands)	June 30, 2016	September 30, 2015
ASSETS
Property, Plant and Equipment
At original cost	$4,757,194	$4,521,535
Accumulated depreciation and amortization	(1,322,709)	(1,278,089)
Net property, plant and equipment	3,434,485	3,243,446
Current Assets
Cash and cash equivalents	1	1
Receivables
Accounts receivable	155,288	126,356
Gas costs and other regulatory assets	17,106	5,797
Unbilled revenues	75,939	21,027
Allowance for doubtful accounts	(17,760)	(19,254)
Net receivables	230,573	133,926
Materials and supplies—principally at average cost	18,608	21,356
Storage gas	55,943	94,489
Prepaid taxes	40,118	30,365
Other prepayments	21,654	11,899
Receivables from associated companies	11,488	3,176
Derivatives	4,131	4,588
Assets held for sale	—	22,906
Other	52	—
Total current assets	382,568	322,706
Deferred Charges and Other Assets
Regulatory assets
Gas costs	153,075	190,676
Pension and other post-retirement benefits	193,134	210,811
Other	99,718	79,946
Prepaid post-retirement benefits	152,032	137,754
Derivatives	20,378	13,155
Other	6,875	5,638
Total deferred charges and other assets	625,212	637,980
Total Assets	$4,442,265	$4,204,132
CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$1,152,403	$1,081,292
Preferred stock	28,173	28,173
Long-term debt	695,890	695,885
Total capitalization	1,876,466	1,805,350
Current Liabilities
Current maturities of long-term debt	—	25,000
Notes payable	202,342	89,000
Accounts payable and other accrued liabilities	175,500	159,280
Wages payable	19,141	19,456
Accrued interest	11,507	4,023
Dividends declared	21,446	20,269
Customer deposits and advance payments	78,325	88,450
Gas costs and other regulatory liabilities	14,751	34,551
Accrued taxes	23,706	11,659
Payables to associated companies	73,106	68,623
Derivatives	59,723	33,856
Liabilities held for sale	—	1,621
Other	7,023	7,013
Total current liabilities	686,570	562,801
Deferred Credits
Unamortized investment tax credits	5,042	5,646
Deferred income taxes	764,029	668,764
Accrued pensions and benefits	184,828	174,318
Asset retirement obligations	205,882	198,938
Regulatory liabilities
Accrued asset removal costs	311,469	325,496
Other post-retirement benefits	93,582	103,683
Other	15,976	17,067
Derivatives	225,763	269,661
Other	72,658	72,408
Total deferred credits	1,879,229	1,835,981
Commitments and Contingencies (Note 13)
Total Capitalization and Liabilities	$4,442,265	$4,204,132
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Condensed Statements of Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2016	2015	2016	2015
OPERATING REVENUES	$187,077	$190,345	$934,347	$1,193,232
OPERATING EXPENSES
Utility cost of gas	71,194	64,452	258,554	518,945
Operation and maintenance	79,178	80,077	239,696	240,714
Depreciation and amortization	29,232	27,348	85,194	80,832
General taxes and other assessments	28,001	25,197	108,228	114,903
Total Operating Expenses	207,605	197,074	691,672	955,394
OPERATING INCOME (LOSS)	(20,528)	(6,729)	242,675	237,838
Other expense—net	(358)	(129)	(1,079)	(748)
Interest expense	10,067	10,637	30,785	31,465
INCOME (LOSS) BEFORE INCOME TAXES	(30,953)	(17,495)	210,811	205,625
INCOME TAX EXPENSE (BENEFIT)	(12,434)	(6,071)	80,285	77,404
NET INCOME (LOSS)	$(18,519)	$(11,424)	$130,526	$128,221
Dividends on Washington Gas preferred stock	330	330	990	990
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$(18,849)	$(11,754)	$129,536	$127,231
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Condensed Statements of Comprehensive Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2016	2015	2016	2015
NET INCOME (LOSS)	$(18,519)	$(11,424)	$130,526	$128,221
OTHER COMPREHENSIVE INCOME, BEFORE INCOME TAXES:
Pension and other post-retirement benefit plans
Change in net prior service credit	(216)	(170)	(644)	(511)
Change in actuarial net loss	420	529	1,258	1,503
Total pension and other post-retirement benefit plans	$204	$359	$614	$992
INCOME TAX EXPENSE RELATED TO OTHER COMPREHENSIVE INCOME	82	143	244	394
OTHER COMPREHENSIVE INCOME	$122	$216	$370	$598
COMPREHENSIVE INCOME (LOSS)	$(18,397)	$(11,208)	$130,896	$128,819
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Condensed Statements of Cash Flows (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Nine Months Ended June 30,
(In thousands)	2016	2015
OPERATING ACTIVITIES
Net income	$130,526	$128,221
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	85,194	80,832
Amortization of:
Other regulatory assets and liabilities—net	1,113	981
Debt related costs	898	967
Deferred income taxes—net	90,032	28,568
Accrued/deferred pension and other post-retirement benefit cost	3,221	19,610
Compensation expense related to stock-based awards	8,431	12,518
Provision for doubtful accounts	7,094	10,520
Other non-cash charges—net	318	2,344
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable, unbilled revenues and receivables from associated companies—net	(75,427)	(50,035)
Gas costs and other regulatory assets/liabilities—net	(31,109)	5,025
Storage gas	38,546	95,735
Prepaid taxes	(9,753)	—
Other prepayments	(9,755)	12,513
Accounts payable and other accrued liabilities, including payables to associated companies	18,288	(19,746)
Customer deposits and advance payments	(10,125)	4,766
Accrued taxes	12,047	32,999
Accrued interest	7,484	8,641
Other current assets	2,696	3,980
Other current liabilities	(4,656)	452
Deferred gas costs—net	37,601	11,954
Deferred assets—other	(22,216)	(17,430)
Deferred liabilities—other	(14,436)	(9,013)
Derivatives	(24,797)	29,104
Other—net	(399)	(835)
Net Cash Provided by Operating Activities	240,816	392,671
FINANCING ACTIVITIES
Long-term debt issued	—	50,000
Long-term debt retired	(25,000)	—
Debt issuance costs	(171)	(722)
Notes payable retired —net	61,000	(89,000)
Project financing	28,425	—
Dividends on common stock and preferred stock	(61,669)	(59,542)
Other financing activities—net	2,891	—
Net Cash Provided by (Used in) Financing Activities	5,476	(99,264)
INVESTING ACTIVITIES
Capital expenditures (excluding AFUDC)	(266,041)	(232,697)
Net proceeds from sale of assets	19,749	—
Net Cash Used In Investing Activities	(246,292)	(232,697)
INCREASE IN CASH AND CASH EQUIVALENTS	—	60,710
Cash and Cash Equivalents at Beginning of Year	1	1,060
Cash and Cash Equivalents at End of Period	$1	$61,770
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid — net	$21	$3,711
Interest paid	$25,108	$20,583
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Project financing activities	$—	$(2,032)
Capital expenditure accruals included in accounts payable and other accrued liabilities	$41,264	$25,367
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
The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Therefore, certain financial information and note disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) are omitted in this interim report. The interim consolidated financial statements and accompanying notes should be read in conjunction with the combined Annual Report on Form 10-K for WGL and Washington Gas for the fiscal year ended September 30, 2015 and the current report on Form 8-K filed on March 16, 2016, which amended the Annual Report on Form 10-K to recast the balance sheet for the October 1, 2015 adoption of ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes. Due to the seasonal nature of our businesses, the results of operations for the periods presented in this report are not necessarily indicative of actual results for the full fiscal years ending September 30, 2016 and 2015, of either WGL or Washington Gas.
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
Asset Sale - Building
On June 1, 2016, Washington Gas completed the sale of the Springfield Operation Center for approximately $20.3 million, net of selling and administrative expenses of $0.5 million. Washington Gas recorded multiple impairment charges in prior years, related to the asset and selling costs. As a result of the sale, an additional minimal loss was recorded to "Other expense-net" in the accompanying Consolidated Statements of Income.
At September 30, 2015, the assets and liabilities associated with the Springfield Operations Center were reported at their expected selling price, less selling expenses, as "Assets held for sale" and "Liabilities held for sale" on WGL's and Washington Gas' balance sheets.
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

During the nine months ended June 30, 2016, WGL recorded a $3.0 million impairment for the Nextility investment in direct financing leases. During the nine months ended June 30, 2015, WGL impaired its entire investment in ASDHI by its carrying value of $5.6 million based on management's assumption of the current valuation and expected return from the investment. Refer to Note 9 — Fair Value Measurements and Note 11 — Other Investments of the Notes to Condensed Consolidated Financial Statements for further discussion.
Storage Gas Valuation

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

For Washington Gas and WGL Energy Services, storage gas inventories are accounted for using the first-in, first-out method. For WGL Midstream, storage gas inventory is accounted for using the weighted average cost method. Our inventory is stated at the lower-of-cost or market. Interim period inventory losses attributable to lower-of-cost or market adjustments may be reversed if the market value of the inventory is recovered by the end of the same fiscal year.
The following table shows the lower-of-cost or market adjustments recorded to net income for the three and nine months ended June 30, 2016 and 2015.

Lower-of-Cost or Market Adjustments Pre-Tax Increase (Decrease) to Net Income
	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions)	2016	2015	2016	2015
WGL(a)
Operating revenues - non-utility	$0.7	$0.9	$(0.4)	$(19.6)
Washington Gas
Utility cost of gas	—	—	$—	$(1.0)
Total Consolidated	$0.7	$0.9	$(0.4)	$(20.6)

(a) WGL includes WGL Holdings and all subsidiaries other than Washington Gas.

ACCOUNTING STANDARDS ADOPTED IN FISCAL YEAR 2016
Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
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

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

OTHER NEWLY ISSUED ACCOUNTING STANDARDS
Standard	Description	Required date of adoption	Effect on the financial statements or other significant matters
ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
For credit losses on financial instruments, this standard changes the current incurred loss impairment methodology to an expected loss methodology and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates.

		October 1, 2020	We are in the process of evaluating the impact the adoption of this standard will have on our financial statements.
ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting	This standard simplifies several aspects of the accounting for share-based payment transactions, including accounting for income taxes, forfeitures, and statutory tax withholding requirements.	October 1, 2017	We are in the process of evaluating the impact the adoption of this standard will have on our financial statements.
ASU 2014-09, Revenue from Contracts with Customers (Topic 606), including subsequent ASUs clarifying the guidance.
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
ASU 2016-02, Leases (Topic 842)
This standard requires recognition of a right-to-use asset and lease liability on the statement of financial position and disclosure of key information about leasing arrangements. The standard requires application using a modified retrospective approach.

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

WGL Holdings, Inc.
(In millions)	June 30, 2016	September 30, 2015
Accounts payable—trade	$290.1	$277.3
Employee benefits and payroll accruals	27.7	31.4
Other accrued liabilities	15.4	16.4
Total	$333.2	$325.1

Washington Gas Light Company
(In millions)	June 30, 2016	September 30, 2015
Accounts payable—trade	$141.3	$122.2
Employee benefits and payroll accruals	25.8	29.5
Other accrued liabilities	8.4	7.6
Total	$175.5	$159.3

NOTE 3. SHORT-TERM DEBT

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

WGL and Washington Gas satisfy their short-term financing requirements through the sale of commercial paper, financing arrangements with third-party lenders, or through bank borrowings. Due to the seasonal nature of the regulated utility and retail energy-marketing segments, short-term financing requirements can vary significantly during the year. Revolving credit agreements are maintained to support outstanding commercial paper and to permit short-term borrowing flexibility. The policy of each WGL and Washington Gas is to maintain bank credit facilities in amounts equal to or greater than the expected maximum commercial paper position. The following is a summary of committed credit available at June 30, 2016 and September 30, 2015.

Committed Credit Available ($ In millions)
June 30, 2016	WGL(b)	Washington Gas	Total Consolidated
Committed credit agreements
Unsecured revolving credit facility, expires December 19, 2019(a)	$450.0	$350.0	$800.0
Less: Commercial Paper	(156.0)	(150.0)	(306.0)
Net committed credit available	$294.0	$200.0	$494.0
Weighted average interest rate	0.68%	0.48%	0.58%
September 30, 2015
Committed credit agreements
Unsecured revolving credit facility, expires December 19, 2019(a)	$450.0	$350.0	$800.0
Less: Commercial Paper	(243.0)	(89.0)	(332.0)
Net committed credit available	$207.0	$261.0	$468.0
Weighted average interest rate	0.30%	0.16%	0.26%

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
At June 30, 2016 and September 30, 2015, there were no outstanding bank loans from WGL’s or Washington Gas’ revolving credit facilities.

PROJECT FINANCING
Washington Gas obtains third-party project financing on behalf of the Federal government to provide funds during the construction of certain energy management services projects entered into under Washington Gas' area-wide contract. As the lender funds the energy management services project, Washington Gas establishes a payable to the lender. As work is performed, Washington Gas establishes a receivable representing the government's obligation to remit principal and interest. The payable and receivable are equal to each other at the end of the construction period, but there could be timing differences in the recognition of the project related payable and receivable during the construction period. When these projects are formally “accepted” by the government and deemed complete, Washington Gas assigns the ownership of the receivable to the lender in satisfaction of the obligation to the lender and removes both the receivable and the obligation related to the financing from its financial statements.
As of June 30, 2016, Washington Gas recorded a $56.6 million "Accounts receivable" on the balance sheet and a $52.3 million corresponding short-term obligation to the lender in "Notes payable", for energy management services projects that were not complete. Because these projects are financed for government agencies which have minimal credit risk, and with which we have previous collection experience, Washington Gas did not record a corresponding reserve for bad debts related to these receivables at June 30, 2016.
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
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

At June 30, 2016 and September 30, 2015, WGL had the capacity under a shelf registration to issue an unspecified amount of long-term debt securities. At June 30, 2016 and September 30, 2015 Washington Gas had the capacity under a shelf registration statement to issue up to $600.0 million of additional Medium-Term Notes (MTNs).
On February 18, 2016, WGL entered into a credit agreement providing for a term loan facility and borrowed $250 million under the agreement. The credit agreement provides for a maturity date of February 18, 2018, with a one year extension option with the lenders' approval. In addition to the initial borrowings, the credit agreement permits, with the lenders' approval, additional borrowings of up to $100 million, for maximum potential borrowings under the credit agreement of $350 million. The interest rate on loans made under the credit agreement will be a fluctuating rate that will be determined from time to time based on parameters set forth in the credit agreement.
The following tables show the outstanding notes as of June 30, 2016 and September 30, 2015.

Long-Term Debt Outstanding
($ In millions)	WGL(a)	Washington Gas	Total Consolidated
June 30, 2016
Long-term debt (b)	$500.0	$696.0	$1,196.0
Unamortized discount	(1.6)	(0.1)	(1.7)
Total Long-Term Debt	$498.4	$695.9	$1,194.3
Weighted average interest rate	2.45%	5.59%	4.28%
September 30, 2015
Long-term debt (b)	$250.0	$721.0	$971.0
Unamortized discount	(1.7)	(0.1)	(1.8)
Less—current maturities	—	(25.0)	(25.0)
Total Long-Term Debt	$248.3	$695.9	$944.2
Weighted average interest rate	3.66%	5.58%	5.08%

(a)	WGL includes WGL Holdings and all subsidiaries other than Washington Gas.

(b)	Includes Senior Notes and term loans for WGL and both MTNs and private placement notes for Washington Gas. Represents face value including current maturities.

The following tables show long-term debt issuances and retirements for the nine months ended June 30, 2016 and 2015. There were no retirements for WGL or Washington Gas for the nine months ended June 30, 2015.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Long-Term Debt Issuances and Retirements
($ In millions)	Principal(b)	Interest Rate		Effective Cost(d)	Nominal Maturity Date
Nine Months Ended June 30, 2016
WGL(a)
Issuances:
2/18/2016	$250.0	1.25%	(c)	1.25%	2/18/2018
Total consolidated issuances	$250.0
Washington Gas
Retirements:
1/18/2016	$25.0	5.17%		n/a	1/18/2016
Total consolidated retirements	$25.0
Nine Months Ended June 30, 2015
WGL (a)
Issuances:
10/24/2014	$100.0	2.25%		2.42%	11/1/2019
10/24/2014	125.0	4.60%		5.11%	11/1/2044
12/16/2014	25.0	4.60%		5.53%	11/1/2044
Total	$250.0
Washington Gas
Issuances:
12/15/2014	$50.0	4.24%		4.41%	12/15/2044
Total	$50.0
Total consolidated issuances	$300.0

(a)	WGL includes WGL Holdings and all subsidiaries other than Washington Gas.

(b)	Represents face amount of senior notes and term loans for WGL and both MTNs and private placement notes for Washington Gas.

(c)	Floating rate per annum that will be determined from time to time based on parameters set forth in the credit agreement.

(d)	The estimated effective cost of the issued notes.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 5. COMMON SHAREHOLDERS’ EQUITY
The tables below reflect the components of “Common shareholders’ equity” for WGL and “Common shareholder’s equity” for Washington Gas for the nine months ended June 30, 2016.

WGL Holdings, Inc. Components of Common Shareholders’ Equity
(In thousands, except shares)	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total
	Shares	Amount
Balance at September 30, 2015	49,728,662	$485,456	$14,934	$757,093	$(14,236)	$1,243,247
Net income	—	—	—	177,474	—	177,474
Other comprehensive loss	—	—	—	—	(19,844)	(19,844)
Stock-based compensation(a)	115,974	6,742	(3,652)	(122)	—	2,968
Issuance of common stock(b)	1,213,373	80,711	—	—	—	80,711
Dividends declared:
Common stock	—	—	—	(72,485)	—	(72,485)
Preferred stock	—	—	—	(990)	—	(990)
Balance at June 30, 2016	51,058,009	$572,909	$11,282	$860,970	$(34,080)	$1,411,081
(a) Includes dividend equivalents related to our performance shares.
(b) Includes shares issued under the ATM program (discussed below) and the dividend reinvestment and common stock purchase plans.

Washington Gas Light Company Components of Common Shareholder’s Equity
(In thousands, except shares)	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total
	Shares	Amount
Balance at September 30, 2015	46,479,536	$46,479	$483,677	$557,848	$(6,712)	$1,081,292
Net income	—	—	—	130,526	—	130,526
Other comprehensive income	—	—	—	—	370	370
Stock-based compensation	—	—	2,119	—	—	2,119
Dividends declared:
Common stock	—	—	—	(61,856)	—	(61,856)
Preferred stock	—	—	—	(990)	—	(990)
Other(a)			942			942
Balance at June 30, 2016	46,479,536	$46,479	$486,738	$625,528	$(6,342)	$1,152,403
(a) Represents a WGL contribution related to the transfer of a storage contract to an affiliate.

On November 24, 2015, WGL entered into an equity distribution agreement and filed a prospectus supplement relating to a continuous offering under which WGL may sell common stock with an aggregate sales price of up to $150 million through an at-the-market (ATM) program. Sales of common stock can be made by means of privately negotiated transactions, as transactions on the New York Stock Exchange at market prices or in such other transactions as agreed upon by WGL and the sales agents and in accordance with applicable securities laws. During the nine months ended June 30, 2016, WGL has issued 1,162,305 shares of common stock under the ATM program for gross proceeds of $78.2 million.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6. EARNINGS PER SHARE
Basic EPS of WGL is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS assumes the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period unless the effect of such issuance would be anti-dilutive. The following table reflects the computation of our basic and diluted EPS for the three and nine months ended June 30, 2016 and 2015.

Basic and Diluted EPS
(In thousands, except per share data)	Net Income (Loss) Applicable to Common Stock	Shares	Per Share Amount
Three Months Ended June 30, 2016
Basic EPS	$2,025	50,622	$0.04
Stock-based compensation plans	—	283
Diluted EPS	$2,025	50,905	$0.04
Three Months Ended June 30, 2015
Basic EPS	$(15,690)	49,729	$(0.32)
Stock-based compensation plans	—	—
Diluted EPS	$(15,690)	49,729	$(0.32)
Nine Months Ended June 30, 2016
Basic EPS	$176,484	50,158	$3.52
Stock-based compensation plans	—	260
Diluted EPS	$176,484	50,418	$3.50
Nine Months Ended June 30, 2015
Basic EPS	$129,653	49,814	$2.60
Stock-based compensation plans	—	242
Diluted EPS	$129,653	50,056	$2.59
There were no anti-dilutive shares for the three and nine months ended June 30, 2016 or the nine months ended June 30, 2015. We incurred a net loss for the three months June 30, 2015; therefore, all common shares issuable pursuant to stock-based compensation plans, were not considered in the diluted loss per share calculation due to the anti-dilutive effect of such shares. These shares included 317,000 of performance shares for the three months ended June 30, 2015.
NOTE 7. INCOME TAXES
As of both June 30, 2016 and September 30, 2015, our uncertain tax positions were approximately $38.6 million, primarily due to the change in tax accounting for repairs. If the amounts of unrecognized tax benefits are eventually realized, it would not materially impact the effective tax rate. It is reasonably possible that the amount of the unrecognized tax benefit with respect to some of WGL’s and Washington Gas’ uncertain tax positions will significantly increase or decrease in the next 12 months. At this time, however, an estimate of the range of reasonably possible outcomes cannot be determined.
Under ASC Topic 740, Income Taxes, Washington Gas recognizes any accrued interest associated with uncertain tax positions in interest expense and recognizes any accrued penalties associated with uncertain tax positions in other expenses in the statements of income. At June 30, 2016 and September 30, 2015, we did not have an accrual of interest expense related to uncertain tax positions.
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
NOTE 8. DERIVATIVE AND WEATHER-RELATED INSTRUMENTS

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
Asset Optimization. Washington Gas optimizes the value of its long-term natural gas transportation and storage capacity resources during periods when these resources are not being used to physically serve utility customers. Specifically, Washington Gas utilizes its transportation capacity assets to benefit from favorable natural gas prices between different geographic locations and utilizes its storage capacity assets to benefit from favorable natural gas prices between different time periods. As part of this asset optimization program, Washington Gas enters into physical and financial derivative transactions in the form of forward, futures and option contracts with the primary objective of locking in operating margins that Washington Gas will ultimately realize. The derivative transactions entered into under this program are subject to mark-to-market accounting treatment under ASC 280.
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
All physically and financially settled contracts under our asset optimization program are reported on a net basis in the statements of income in “Utility cost of gas.” Total net margins recorded to “Utility cost of gas” after sharing and management fees associated with all asset optimization transactions for the three months ended June 30, 2016 was a net loss of $19.0 million including an unrealized loss of $25.2 million. During the three months ended June 30, 2015 we recorded a net loss of $2.9 million including an unrealized loss of $10.4 million. Total net margins recorded for the nine months ended June 30, 2016 was a net gain of $30.3 million including an unrealized gain of $8.0 million. During the nine months ended June 30, 2015, we recorded a net gain of $14.2 million including an unrealized loss of $13.3 million.
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
Managing Interest-Rate Risk. Washington Gas may utilize derivative instruments that are designed to minimize the risk of interest-rate volatility associated with planned issuances of debt securities. Any gains and losses associated with these types of derivatives are recorded as regulatory liabilities or assets, respectively, and amortized in accordance with regulatory requirements, typically over the life of the related debt.
In May 2016, Washington Gas entered into a forward starting interest rate swap, with a notional amount of $125.0 million related to the expected issuance of 30-year debt in late 2016. The change in the fair value of the interest rate swap is reported as a regulatory asset.
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
Through the nine months ended June 30, 2016, WGL entered into two forward starting interest rate swaps with a total notional amount outstanding of $75.0 million. In August 2015, WGL entered into two forward starting interest rate swap agreements with a total notional amount outstanding of $125.0 million. These derivatives hedge the variability in future interest payments associated with WGL's expected issuance of 30-year debt in January 2018. WGL designated these interest rate swaps as cash flow hedges. The effective portion of changes in fair value is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of these derivatives will be recognized directly through earnings as interest expense.  There has been no ineffectiveness recorded to income associated with these hedges.
Additionally, WGL elected cash flow hedge accounting for interest rate swaps, which settled with the issuance of the related debt issuance in the first quarter of fiscal 2015. The effective portion of the gains and losses on the hedge were recorded within other comprehensive income (loss) and are amortized over the life of the debt (through 2044). The amortization was minimal for the three and nine months ended June 30, 2016 and 2015.
Consolidated Operations
Reflected in the tables below is information for WGL as well as Washington Gas. The information for WGL includes derivative instruments for both utility and non-utility operations.

At June 30, 2016 and September 30, 2015, respectively, the absolute notional amounts of our derivatives were as follows:

Absolute Notional Amounts of Open Positions on Derivative Instruments
Derivative transactions	WGL Holdings, Inc.	Washington Gas
June 30, 2016	Notional Amounts
Natural Gas (In millions of therms)
Asset Optimization	22,365.5	13,180.0
Retail sales	54.3	—
Other risk-management activities	1,819.4	1,322.0
Electricity (In millions of kWhs)
Retail sales	4,874.5	—
Other risk-management activities(a)	25,300.1	—
Interest Rate Swaps (In millions of dollars)	$325.0	$125.0
September 30, 2015
Natural Gas (In millions of therms)
Asset Optimization	20,829.2	13,316.7
Retail sales	52.2	—
Other risk-management activities	1,811.7	1,381.8
Electricity (In millions of kWhs)
Retail sales	4,292.7	—
Other risk-management activities(a)	19,965.7	—
Interest Rate Swaps (In millions of dollars)	$125.0	$—
(a) Comprised primarily of electric swaps, financial transmission rights, physical forward purchases and slice of system, if any.
The following tables present the balance sheet classification for all derivative instruments as of June 30, 2016 and September 30, 2015.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

WGL Holdings, Inc. Balance Sheet Classification of Derivative Instruments
($ In millions)	Derivative Instruments Not Designated as Hedging Instruments		Derivative Instruments Designated as Hedging Instruments
As of June 30, 2016	Gross Derivative Assets	Gross Derivative Liabilities	Gross Derivative Assets	Gross Derivative Liabilities	Netting of Collateral	Total(a)
Current Assets—Derivatives	$27.5	$(11.0)	$—	$—	$—	$16.5
Deferred Charges and Other Assets—Derivatives	43.2	(0.2)	—	—	—	43.0
Current Liabilities—Derivatives	39.5	(139.3)	—	—	20.2	(79.6)
Deferred Credits—Derivatives	21.0	(265.0)	—	(38.1)	8.0	(274.1)
Total	$131.2	$(415.5)	$—	$(38.1)	$28.2	$(294.2)
As of September 30, 2015
Current Assets—Derivatives	$29.7	$(6.8)	$—	$—	$—	$22.9
Deferred Charges and Other Assets—Derivatives	32.3	(0.2)	—	—	—	32.1
Current Liabilities—Derivatives	9.8	(76.2)	—	—	2.9	(63.5)
Deferred Credits—Derivatives	2.7	(328.9)	—	(3.4)	7.3	(322.3)
Total	$74.5	$(412.1)	$—	$(3.4)	$10.2	$(330.8)

Washington Gas Light Company Balance Sheet Classification of Derivative Instruments(b)
($ In millions)
As of June 30, 2016	Gross Derivative Assets	Gross Derivative Liabilities	Netting of Collateral	Total(a)
Current Assets—Derivatives	$4.2	$(0.1)	$—	$4.1
Deferred Charges and Other Assets—Derivatives	20.4	—	—	20.4
Current Liabilities—Derivatives	7.8	(67.6)	0.1	(59.7)
Deferred Credits—Derivatives	2.5	(228.7)	0.4	(225.8)
Total	$34.9	$(296.4)	$0.5	$(261.0)
As of September 30, 2015
Current Assets—Derivatives	$5.2	$(0.6)	$—	$4.6
Deferred Charges and Other Assets—Derivatives	13.3	(0.1)	—	13.2
Current Liabilities—Derivatives	1.9	(35.8)	—	(33.9)
Deferred Credits—Derivatives	—	(269.7)	—	(269.7)
Total	$20.4	$(306.2)	$—	$(285.8)
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
(b) Washington Gas did not have any derivative instruments outstanding that were designated as hedging instruments at June 30, 2016 or September 30, 2015.
The following table presents all gains and losses associated with derivative instruments for the three and nine months ended June 30, 2016 and 2015.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Gains and Losses on Derivative Instruments
($ In millions)	WGL Holdings, Inc.		Washington Gas
Three Months Ended June 30,	2016	2015	2016	2015
Recorded to income
Operating revenues—non-utility	$(39.0)	$(28.3)	$—	$—
Utility cost of gas	(24.9)	(10.4)	(24.9)	(10.4)
Non-utility cost of energy-related sales	48.4	3.2	—	—
Interest expense	(0.1)	—	—	—
Recorded to regulatory assets
Gas costs	(29.4)	(12.1)	(29.4)	(12.1)
Other	(8.8)	—	(8.8)	—
Recorded to other comprehensive income(a)	(16.9)	—	—	—
Total	$(70.7)	$(47.6)	$(63.1)	$(22.5)
Nine Months Ended June 30,	2016	2015	2016	2015
Recorded to income
Operating revenues—non-utility	$7.6	$46.0	$—	$—
Utility cost of gas	9.2	(20.4)	9.2	(20.4)
Non-utility cost of energy-related sales	50.6	(35.9)	—	—
Interest expense	(0.2)	(0.5)	—	—
Recorded to regulatory assets
Gas costs	24.9	(36.0)	24.9	(36.0)
Other	(8.8)	—	(8.8)	—
Recorded to other comprehensive income(a)	(34.5)	(8.0)	—	—
Total	$48.8	$(54.8)	$25.3	$(56.4)
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
The table below presents collateral positions at June 30, 2016 and September 30, 2015, respectively.

Collateral Not Offset Against Derivative Assets and Liabilities (In millions)
June 30, 2016	Collateral deposits posted with counterparties	Cash collateral held representing an obligation
Washington Gas	$15.5	$0.1
WGL Energy Services	7.8	—
WGL Midstream	8.1	2.4
September 30, 2015
Washington Gas	$3.5	$3.8
WGL Energy Services	12.4	—
WGL Midstream	3.5	0.4
Any collateral posted that is not offset against derivative assets and liabilities is included in “Other prepayments” in the accompanying balance sheets. Collateral received and not offset against derivative assets and liabilities is included in “Customer deposits and advance payments” in the accompanying balance sheets.
Certain derivative instruments of WGL, Washington Gas, WGL Energy Services and WGL Midstream contain contract provisions that require collateral to be posted if the credit rating of Washington Gas or WGL falls below certain levels or if counterparty exposure to WGL, Washington Gas, WGL Energy Services or WGL Midstream exceeds a certain level. Due to counterparty exposure levels, at June 30, 2016, WGL Energy Services posted $2.8 million of collateral related to its derivative

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

liabilities that contained credit-related contingent features. At September 30, 2015, WGL Energy Services posted $10.3 million of collateral related to these aforementioned derivative liabilities. At June 30, 2016, WGL was required to post $4.8 million of collateral related to a derivative liability that contained a credit-related contingent feature. At September 30, 2015, WGL was not required to post any collateral related to its derivative liabilities that contained credit-related contingent features. At both June 30, 2016 and September 30, 2015, Washington Gas and WGL Midstream were not required to post any collateral related to their respective derivative liabilities that contained credit-related contingent features. The following table shows the aggregate fair value of all derivative instruments with credit-related contingent features that are in a liability position, as well as the maximum amount of collateral that would be required if the most intrusive credit-risk-related contingent features underlying these agreements were triggered on June 30, 2016 and September 30, 2015, respectively.

Potential Collateral Requirements for Derivative Liabilities with Credit-Risk-Contingent Features
(In millions)	WGL Holdings, Inc.	Washington Gas
June 30, 2016
Derivative liabilities with credit-risk-contingent features	$46.3	$11.6
Maximum potential collateral requirements	30.7	11.0
September 30, 2015
Derivative liabilities with credit-risk-contingent features	$61.7	$18.9
Maximum potential collateral requirements	54.6	18.8
We do not enter into derivative contracts for speculative purposes.
Concentration of Credit Risk
We are exposed to credit risk from derivative instruments with wholesale counterparties, which is represented by the fair value of these instruments at the reporting date. We actively monitor and work to minimize counterparty concentration risk through various practices. At June 30, 2016, two counterparties represented over 10% of Washington Gas’ credit exposure to wholesale derivative counterparties for a total credit risk of $30.3 million; four counterparties represented over 10% of WGL Energy Services’ credit exposure to wholesale counterparties for a total credit risk of $4.4 million; and two counterparties represented over 10% of WGL Midstream’s credit exposure to wholesale counterparties for a total credit risk of $27.0 million.
WEATHER-RELATED INSTRUMENTS
WGL Energy Services utilizes weather-related instruments for managing the financial effects of weather risks. These instruments cover a portion of WGL Energy Services’ estimated revenue or energy-related cost exposure to variations in heating or cooling degree days. These contracts provide for payment to WGL Energy Services of a fixed-dollar amount for every degree day over or under specific levels during the calculation period depending upon the type of contract executed. For the three months ended June 30, 2016 and 2015, WGL Energy Services recorded pre-tax losses of $0.5 million related to these contracts. For the nine months ended June 30, 2016 and 2015, WGL Energy Services recorded pre-tax gains of $3.8 million and $2.7 million, respectively, related to these contracts.

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
Level 1.Level 1 of the fair value hierarchy consists of assets or liabilities that are valued using observable inputs based upon unadjusted quoted prices in active markets for identical assets or liabilities at the reporting date. WGL did not have any Level 1 derivatives at June 30, 2016 or September 30, 2015.
Level 2.Level 2 of the fair value hierarchy consists of assets or liabilities that are valued using directly or indirectly observable inputs either corroborated with market data or based on exchange traded market data. Level 2 includes fair values based on industry-standard valuation techniques that consider various assumptions: (i) quoted forward prices, including the use of mid-market pricing within a bid/ask spread; (ii) discount rates; (iii) implied volatility and (iv) other economic factors. Substantially all of these assumptions are observable throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the relevant market. At June 30, 2016 and September 30, 2015, Level 2 financial assets and liabilities included energy-related physical and financial derivative transactions such as forward, option and other contracts for deliveries at active market locations, as well as our interest rate swaps.
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
At June 30, 2016 and September 30, 2015, Level 3 derivative assets and liabilities included: (i) physical contracts valued at illiquid market locations with no observable market data; (ii) long-dated positions where observable pricing is not available over the life of the contract; (iii) contracts valued using historical spot price volatility assumptions and (iv) valuations using indicative broker quotes for inactive market locations.

The following tables set forth financial instruments recorded at fair value as of June 30, 2016 and September 30, 2015, respectively. A financial instrument’s classification within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

WGL Holdings, Inc. Fair Value Measurements Under the Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Total
At June 30, 2016
Assets
Natural gas related derivatives	$—	$51.4	$58.3	$109.7
Electricity related derivatives	—	2.0	19.5	21.5
Total Assets	$—	$53.4	$77.8	$131.2
Liabilities
Natural gas related derivatives	$—	$(76.3)	$(298.8)	$(375.1)
Electricity related derivatives	—	(1.4)	(30.2)	(31.6)
Interest rate derivatives	—	(46.9)	—	(46.9)
Total Liabilities	$—	$(124.6)	$(329.0)	$(453.6)
At September 30, 2015
Assets
Natural gas related derivatives	$—	$22.7	$28.5	$51.2
Electricity related derivatives	—	2.0	21.3	23.3
Total Assets	$—	$24.7	$49.8	$74.5
Liabilities
Natural gas related derivatives	$—	$(33.9)	$(338.2)	$(372.1)
Electricity related derivatives	—	(2.7)	(37.3)	(40.0)
Interest rate derivatives	—	(3.4)	—	(3.4)
Total Liabilities	$—	$(40.0)	$(375.5)	$(415.5)

Washington Gas Light Company Fair Value Measurements Under the Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Total
At June 30, 2016
Assets
Natural gas related derivatives	$—	$15.7	$19.2	$34.9
Total Assets	$—	$15.7	$19.2	$34.9
Liabilities
Natural gas related derivatives	$—	$(25.1)	$(262.5)	$(287.6)
Interest rate derivatives	—	(8.8)	—	(8.8)
Total Liabilities	$—	$(33.9)	$(262.5)	$(296.4)
At September 30, 2015
Assets
Natural gas related derivatives	$—	$6.9	$13.5	$20.4
Total Assets	$—	$6.9	$13.5	$20.4
Liabilities
Natural gas related derivatives	$—	$(11.6)	$(294.6)	$(306.2)
Total Liabilities	$—	$(11.6)	$(294.6)	$(306.2)
The following table includes quantitative information about the significant unobservable inputs used in the fair value measurement of our Level 3 financial instruments and the respective fair values of the net derivative asset and liability positions, by contract type, as of June 30, 2016 and September 30, 2015.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Quantitative Information about Level 3 Fair Value Measurements
	Net Fair Value June 30, 2016	Valuation Techniques	Unobservable Inputs	Range
	($ In millions)
WGL Holdings, Inc.
Natural gas related derivatives	$(240.5)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($1.060) - $3.815
		Option Model	Natural Gas Basis Price (per dekatherm)	($1.060) - $3.815
			Annualized Volatility of Spot Market Natural Gas	25.0% - 915.6%
Electricity related derivatives	$(10.7)	Discounted Cash Flow	Electricity Congestion Price (per megawatt hour)	($6.20) - $69.70

Washington Gas Light Company
Natural gas related derivatives	$(243.3)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($1.019) - $3.750

	Net Fair Value September 30, 2015
	($ In millions)
WGL Holdings, Inc.
Natural gas related derivatives	$(309.7)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($1.441) - $3.580
		Option Model	Natural Gas Basis Price (per dekatherm)	($1.283) - $2.950
			Annualized Volatility of Spot Market Natural Gas	22.5% - 867.0%
Electricity related derivatives	$(16.0)	Discounted Cash Flow	Electricity Congestion Price (per megawatt hour)	($5.75) - $73.35

Washington Gas Light Company
Natural gas related derivatives	$(281.1)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($1.441) - $3.500
The following tables are a summary of the changes in the fair value of our derivative instruments that are measured at net fair value on a recurring basis in accordance with ASC Topic 820 using significant Level 3 inputs during the three and nine months ended June 30, 2016 and 2015, respectively.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

WGL Holdings, Inc. Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Total
Three Months Ended June 30, 2016
Balance at April 1, 2016	$(204.3)	$(30.5)	$(234.8)
Realized and unrealized gains (losses)
Recorded to income	(8.9)	22.5	13.6
Recorded to regulatory assets—gas costs	(27.6)	—	(27.6)
Transfers into Level 3	0.1	—	0.1
Transfers out of Level 3	(0.2)	—	(0.2)
Purchases	—	(10.7)	(10.7)
Settlements	0.4	8.0	8.4
Balance at June 30, 2016	$(240.5)	$(10.7)	$(251.2)
Three Months Ended June 30, 2015
Balance at April 1, 2015	$(319.6)	$(10.5)	$(330.1)
Realized and unrealized gains (losses)
Recorded to income	(33.6)	(4.8)	(38.4)
Recorded to regulatory assets—gas costs	(7.7)	—	(7.7)
Transfers out of Level 3	3.9	—	3.9
Purchases	—	3.9	3.9
Settlements	6.0	2.6	8.6
Balance at June 30, 2015	$(351.0)	$(8.8)	$(359.8)
Nine Months Ended June 30, 2016
Balance at October 1, 2015	$(309.7)	$(16.0)	$(325.7)
Realized and unrealized gains (losses)
Recorded to income	34.6	(14.2)	20.4
Recorded to regulatory assets—gas costs	15.9	—	15.9
Transfers into Level 3	(0.8)	—	(0.8)
Transfers out of Level 3	8.7	—	8.7
Purchases	—	(4.4)	(4.4)
Settlements	10.8	23.9	34.7
Balance at June 30, 2016	$(240.5)	$(10.7)	$(251.2)
Nine Months Ended June 30, 2015
Balance at October 1, 2014	$(294.7)	$(5.0)	$(299.7)
Realized and unrealized gains (losses)
Recorded to income	(51.0)	(15.3)	(66.3)
Recorded to regulatory assets—gas costs	(48.0)	—	(48.0)
Transfers into Level 3	5.4	—	5.4
Transfers out of Level 3	3.6	—	3.6
Purchases	—	7.3	7.3
Settlements	33.7	4.2	37.9
Balance at June 30, 2015	$(351.0)	$(8.8)	$(359.8)

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Washington Gas Light Company Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
(In millions)	Natural Gas Related Derivatives
Three Months Ended June 30, 2016
Balance at April 1, 2016	$(194.3)
Realized and unrealized gains (losses)
Recorded to income	(21.6)
Recorded to regulatory assets—gas costs	(27.6)
Settlements	0.2
Balance at June 30, 2016	$(243.3)
Three Months Ended June 30, 2015
Balance at April 1, 2015	$(299.8)
Realized and unrealized gains (losses)
Recorded to income	(7.6)
Recorded to regulatory assets—gas costs	(7.7)
Transfers out of Level 3	2.8
Settlements	5.1
Balance at June 30, 2015	$(307.2)
Nine Months Ended June 30, 2016
Balance at October 1, 2015	$(281.1)
Realized and unrealized gains (losses)
Recorded to income	3.3
Recorded to regulatory assets—gas costs	15.9
Transfers into Level 3	(0.2)
Transfers out of Level 3	8.8
Settlements	10.0
Balance at June 30, 2016	$(243.3)
Nine Months Ended June 30, 2015
Balance at October 1, 2014	$(270.6)
Realized and unrealized gains (losses)
Recorded to income	(30.3)
Recorded to regulatory assets—gas costs	(48.0)
Transfers into Level 3	5.4
Transfers out of Level 3	2.5
Settlements	33.8
Balance at June 30, 2015	$(307.2)
Transfers between different levels of the fair value hierarchy may occur based on fluctuations in the valuation and on the level of observable inputs used to value the instruments from period to period. It is our policy to show both transfers into and out of the different levels of the fair value hierarchy at the fair value as of the beginning of the period. Washington Gas did not have any transfers into or out of Level 3 during the three months ended June 30, 2016. Transfers out of Level 3 during the three and nine months ended June 30, 2016 and 2015 were due to an increase in valuations using observable market inputs. Transfers into Level 3 during the three and nine months ended June 30, 2016 and 2015 were due to an increase in unobservable market inputs used in valuations.
The table below sets forth the line items on the statements of income to which amounts are recorded for the three and nine months ended June 30, 2016 and 2015, respectively, related to fair value measurements using significant Level 3 inputs.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

WGL Holdings, Inc. Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Total
Three Months Ended June 30, 2016
Operating revenues—non-utility	$6.5	$(17.4)	$(10.9)
Utility cost of gas	(21.6)	—	(21.6)
Non-utility cost of energy-related sales	6.2	39.9	46.1
Total	$(8.9)	$22.5	$13.6
Three Months Ended June 30, 2015
Operating revenues—non-utility	$(22.3)	$(3.0)	$(25.3)
Utility cost of gas	(7.6)	—	(7.6)
Non-utility cost of energy-related sales	(3.7)	(1.8)	(5.5)
Total	$(33.6)	$(4.8)	$(38.4)
Nine Months Ended June 30, 2016
Operating revenues—non-utility	$22.5	$(25.9)	$(3.4)
Utility cost of gas	3.3	—	3.3
Non-utility cost of energy-related sales	8.8	11.7	20.5
Total	$34.6	$(14.2)	$20.4
Nine Months Ended June 30, 2015
Operating revenues—non-utility	$(20.7)	$21.0	$0.3
Utility cost of gas	(30.3)	—	(30.3)
Non-utility cost of energy-related sales	—	(36.3)	(36.3)
Total	$(51.0)	$(15.3)	$(66.3)

Washington Gas Light Company Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
(In millions)	Natural Gas Related Derivatives
Three Months Ended June 30, 2016
Utility cost of gas	$(21.6)
Total	$(21.6)
Three Months Ended June 30, 2015
Utility cost of gas	$(7.6)
Total	$(7.6)
Nine Months Ended June 30, 2016
Utility cost of gas	$3.3
Total	$3.3
Nine Months Ended June 30, 2015
Utility cost of gas	$(30.3)
Total	$(30.3)
Unrealized gains (losses) attributable to derivative assets and liabilities measured using significant Level 3 inputs were recorded as follows, for the three and nine months ended June 30, 2016 and 2015, respectively.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

WGL Holdings, Inc. Unrealized Gains (Losses) Recorded for Level 3 Measurements
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Total
Three Months Ended June 30, 2016
Recorded to income
Operating revenues—non-utility	$6.7	$(10.3)	$(3.6)
Utility cost of gas	(22.2)	—	(22.2)
Non-utility cost of energy-related sales	5.2	33.2	38.4
Recorded to regulatory assets—gas costs	(28.9)	—	(28.9)
Total	$(39.2)	$22.9	$(16.3)
Three Months Ended June 30, 2015
Recorded to income
Operating revenues—non-utility	$(21.3)	$0.8	$(20.5)
Utility cost of gas	(1.8)	—	(1.8)
Non-utility cost of energy-related sales	(5.6)	2.5	(3.1)
Recorded to regulatory assets—gas costs	(9.2)	—	(9.2)
Total	$(37.9)	$3.3	$(34.6)
Nine Months Ended June 30, 2016
Recorded to income
Operating revenues—non-utility	$26.1	$(6.7)	$19.4
Utility cost of gas	(0.2)	—	(0.2)
Non-utility cost of energy-related sales	2.6	15.1	17.7
Recorded to regulatory assets—gas costs	9.2	—	9.2
Total	$37.7	$8.4	$46.1
Nine Months Ended June 30, 2015
Recorded to income
Operating revenues—non-utility	$(17.6)	$21.7	$4.1
Utility cost of gas	(23.1)	—	(23.1)
Non-utility cost of energy-related sales	(1.7)	(31.5)	(33.2)
Recorded to regulatory assets—gas costs	(38.1)	—	(38.1)
Total	$(80.5)	$(9.8)	$(90.3)

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Washington Gas Light Company Unrealized Gains (Losses) Recorded for Level 3 Measurements
(In millions)	Natural Gas Related Derivatives
Three Months Ended June 30, 2016
Recorded to income - utility cost of gas	$(22.2)
Recorded to regulatory assets—gas costs	(28.9)
Total	$(51.1)
Three Months Ended June 30, 2015
Recorded to income - utility cost of gas	$(1.8)
Recorded to regulatory assets—gas costs	(9.2)
Total	$(11.0)
Nine Months Ended June 30, 2016
Recorded to income - utility cost of gas	$(0.2)
Recorded to regulatory assets—gas costs	9.2
Total	$9.0
Nine Months Ended June 30, 2015
Recorded to income - utility cost of gas	$(23.1)
Recorded to regulatory assets—gas costs	(38.1)
Total	$(61.2)
The following table presents the carrying amounts and estimated fair values of our financial instruments at June 30, 2016 and September 30, 2015.

WGL Holdings, Inc. Fair Value of Financial Instruments
	June 30, 2016		September 30, 2015
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Money market funds(a)	$20.5	$20.5	$11.0	$11.0
Other short-term investments(a)	$0.1	$0.1	$0.4	$0.4
Commercial paper (b)	$306.0	$306.0	$332.0	$332.0
Project financing (b)	$52.3	$52.3	$—	$—
Long-term debt(c)	$1,194.3	$1,373.1	$944.2	$1,057.9

Washington Gas Light Company Fair Value of Financial Instruments
	June 30, 2016		September 30, 2015
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Money market funds (a)	$4.0	$4.0	$4.3	$4.3
Other short-term investments (a)	$0.1	$0.1	$0.4	$0.4
Commercial paper (b)	$150.0	$150.0	$89.0	$89.0
Project financing (b)	$52.3	$52.3	$—	$—
Long-term debt (c)	$695.9	$868.2	$695.9	$811.9

(a)	Balance is located in cash and cash equivalents in the accompanying balance sheets. These amounts may be offset by outstanding checks.

(b)	Balance is located in notes payable in the accompanying balance sheets.

(c)	Includes adjustments for current maturities and unamortized discounts, as applicable.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Our money market funds are Level 1 valuations and their carrying amount approximates fair value. Other short-term investments are primarily overnight investment accounts; their carrying amount approximates fair value based on Level 2 inputs. The maturity of our commercial paper outstanding at both June 30, 2016 and September 30, 2015 is under 30 days. Due to the short term nature of these notes, the carrying cost of our commercial paper approximates fair value using Level 2 inputs. Due to the short term nature of our project financing arrangements, the carrying cost approximates fair value using Level 2 inputs. Neither WGL’s nor Washington Gas’ long-term debt is actively traded. The fair value of long-term debt was estimated based on the quoted market prices of the U.S. Treasury issues having a similar term to maturity, adjusted for the credit quality of the debt issuer, WGL or Washington Gas. Our long-term debt fair value measurement is classified as Level 3.
Non Recurring Basis
During the nine months ended June 30, 2016, WGSW recognized a loss of $3.0 million associated with the impairment of its investment in direct financing leases from Nextility. The investment in direct financing leases is currently valued at $2.2 million, net of unamortized tax credits. We measured the impairment as the amount by which the carrying value exceeded the estimated fair value of the related collateral. The fair value was calculated based on the discounted cash flows estimated over the remaining asset life. The fair value of this investment was a Level 3 measurement.
During the nine months ended June 30, 2015, Washington Gas Resources recorded an impairment charge on its investment in ASDHI to its fair value using the income approach. The amount of the impairment was equivalent to the amount of the carrying value of $5.6 million and was due to management’s assumption of the current valuation and expected return from the investment. The fair value of this investment was a Level 3 measurement.

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
The following tables present operating segment information for the three and nine months ended June 30, 2016 and 2015.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Operating Segment Financial Information
(In thousands)	Operating Revenues(a)	Depreciation and Amortization	Equity in Earnings of Unconsolidated Affiliates	EBIT	Total Assets	Capital Expenditures	Equity Method Investments
Three Months Ended June 30, 2016
Regulated utility	$187,077	$29,632	$—	$(20,458)	$4,467,449	$106,773	$—
Retail energy-marketing	266,214	233	—	49,544	484,511	768	—
Commercial energy systems	20,842	3,900	2,162	8,286	787,248	34,125	65,289
Midstream energy services	(17,989)	26	2,365	(16,908)	433,395	—	217,491
Other activities	—	—	—	(517)	201,354	—	—
Eliminations(b)	(15,557)	(5)	—	178	(631,144)	—	—
Total consolidated	$440,587	$33,786	$4,527	$20,125	$5,742,813	$141,666	$282,780
Three Months Ended June 30, 2015
Regulated utility	$190,345	$27,740	$—	$(6,262)	$4,095,646	$75,413	$—
Retail energy-marketing	268,249	151	—	16,654	458,745	—	—
Commercial energy systems	14,674	2,787	544	3,750	611,380	27,271	64,323
Midstream energy services	(25,801)	31	718	(26,607)	196,770	85	56,967
Other activities	—	—	—	(970)	106,861	—	—
Eliminations(b)	(6,294)	(13)	—	(541)	(492,362)	—	—
Total consolidated	$441,173	$30,696	$1,262	$(13,976)	$4,977,040	$102,769	$121,290
Nine Months Ended June 30, 2016
Regulated utility	$934,347	$86,318	$—	$243,102	$4,467,449	$267,230	$—
Retail energy-marketing	925,180	872	—	52,055	484,511	7,595	—
Commercial energy systems	57,066	11,105	5,554	10,251	787,248	73,769	65,289
Midstream energy services	16,223	97	5,004	17,631	433,395	—	217,491
Other activities	—	—	—	(2,773)	201,354	—	—
Eliminations(b)	(43,156)	(24)	—	(416)	(631,144)	—	—
Total consolidated	$1,889,660	$98,368	$10,558	$319,850	$5,742,813	$348,594	$282,780
Nine Months Ended June 30, 2015
Regulated utility	$1,193,232	$81,958	$—	$238,645	$4,095,646	$235,707	$—
Retail energy-marketing	1,003,339	470	—	39,185	458,745	5	—
Commercial energy systems	35,745	7,693	1,623	4,731	611,380	81,246	64,323
Midstream energy services	(17,997)	93	1,865	(23,343)	196,770	85	56,967
Other activities	—	—	750	(8,915)	106,861	—	—
Eliminations(b)	(22,176)	(55)	—	(592)	(492,362)	—	—
Total consolidated	$2,192,143	$90,159	$4,238	$249,711	$4,977,040	$317,043	$121,290
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

The following table provides a reconciliation from EBIT to net income applicable to common stock.

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Total consolidated EBIT	$20,125	$(13,976)	$319,850	$249,711
Interest expense	12,998	13,140	38,757	38,704
Income (loss) before income taxes	7,127	(27,116)	281,093	211,007
Income tax expense (benefit)	4,772	(11,756)	103,619	80,364
Net income (loss)	2,355	(15,360)	177,474	130,643
Dividends on Washington Gas Light Company preferred stock	330	330	990	990
Net income (loss) applicable to common stock	$2,025	$(15,690)	$176,484	$129,653

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
WGL uses the Hypothetical Liquidation at Book Value (HLBV) methodology for certain equity method investments when the capital structure of the equity investment results in different liquidation rights and priorities than what is reflected by the underlying percentage ownership interests as defined by an equity investment agreement. For investments accounted for under the HLBV method, simply applying the percentage ownership interest to GAAP net income in order to determine earnings or losses does not accurately represent the income allocation and cash flow distributions that will ultimately be received by the investors. The equity investment agreements for ASD Solar, LP (ASD), Meade Pipeline Co LLC (Meade), Mountain Valley Pipeline, LLC (Mountain Valley) and Stonewall Gas Gathering System (Stonewall System) have liquidation rights and priorities that are sufficiently different from the ownership percentages that the HLBV method was deemed appropriate. The calculation may vary in its complexity depending on the capital structure and the tax considerations for the investments.
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
At June 30, 2016, WGL and its subsidiaries are not the primary beneficiary for any of the above VIEs, therefore we have not consolidated any of the VIE entities. The nature of WGL’s involvement with these investments lacks the characteristics of a controlling financial interest. WGL either does not have control over any of the VIEs’ activities that are economically significant to the VIEs and/or WGL does not have the obligation to absorb expected losses or the right to receive expected gains that could be significant to the VIE.
Meade
In 2014, WGL through its subsidiary WGL Midstream, entered into a limited liability company agreement and formed Meade, a Delaware limited liability company to partner with Transcontinental Gas Pipe Line Company, LLC (Williams) to invest in a regulated pipeline project called Central Penn Pipeline (Central Penn). Central Penn will be an approximately 185-

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

mile pipeline originating in Susquehanna County, Pennsylvania and extending to Lancaster County, Pennsylvania that will have the capacity to transport and deliver up to approximately 1.7 million dekatherms per day of natural gas.
WGL Midstream plans to invest an estimated $410.0 million for a 55% interest in Meade. Although WGL Midstream holds greater than a 50% interest in Meade, Meade is accounted for under the equity method of accounting because WGL Midstream does not have the power to direct the activities most significant to the economic performance of Meade. Meade is accounted for under the HLBV equity method of accounting, and any profits and losses are included in “Equity in earnings of unconsolidated affiliates” in the accompanying Consolidated Statements of Income and are added to or subtracted from the carrying amount of WGL’s investment balance. At June 30, 2016 and September 30, 2015, WGL Midstream held a $68.1 million and $30.5 million, respectively, equity method investment in Meade.
WGL Midstream's maximum financial exposure is limited to its contributions made to the partnership, which were $68.4 million at June 30, 2016.
SunEdison and Nextility
WGSW is party to two agreements to fund residential and commercial retail solar energy installations with two separate companies. WGSW has master purchase agreements and master lease agreements with SunEdison, Inc. (SunEdison) and with Nextility, Inc. (Nextility) for sale/leaseback arrangements for residential and commercial solar systems.
Our agreements with SunEdison and Nextility are accounted for as direct financing leases. WGSW records associated interests in the financing leases in “Other income (expenses)-net” line in the accompanying Consolidated Statements of Income. WGSW held a $32.5 million and $37.2 million combined investment in direct financing leases at June 30, 2016 and September 30, 2015, respectively, of which $1.2 million and $2.0 million are current receivables recorded in “Accounts Receivable” in the accompanying Consolidated Balance Sheets at June 30, 2016 and September 30, 2015, respectively. Additionally, we had balances of $14.0 million and $14.7 million of unamortized tax credits related to these investments in "Unamortized investment tax credits" on the accompanying Consolidated Balance Sheets at June 30, 2016 and September 30, 2015, respectively.
Minimum future lease payments receivable under direct financing leases over the next five fiscal years and thereafter are as follows:

Minimum Payments Receivable for Direct Financing Leases
(In millions)
Remainder of 2016	$0.7
2017	2.2
2018	2.2
2019	2.1
2020	2.2
Thereafter	30.7
Total	$40.1
Minimum payments receivable exclude $9.7 million of residual values and $4.4 million in tax related items. Associated with these investments, WGSW holds $18.7 million of unearned income and $3.0 million of impairment charges for Nextility on its balance sheet. The initial direct costs (incurred in FY 2012) associated with these investments was $0.7 million.
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
In April 2016, Nextility requested a restructuring of its direct financing lease arrangement with WGSW because Nextility was not collecting sufficient revenues related to the underlying thermal solar projects covered by the amended master lease agreement. Utilizing information available at March 31, 2016, WGSW determined that a $3.0 million impairment of the Nextility investment in direct financing leases was appropriate. Depending on the future performance of these projects, there could be an additional impairment of our remaining investment balance of $2.2 million, net of unamortized investment tax credits. As of June 30, 2016, WGSW is negotiating with Nextility for a resolution of this matter.

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
ASD
WGSW is also a limited partner in ASD, a limited partnership formed to own and operate a portfolio of residential solar projects, primarily rooftop photovoltaic power generation systems. As a limited partner, WGSW provided funding to the partnership but does not have power to direct the activities that most significantly affect the operations and economic performance of the entity. In January 2014, the funding commitment period expired for the partnership. WGSW’s maximum financial exposure is limited to its contributions made to the partnership, which were $72.6 million at June 30, 2016.
Our investment in ASD is accounted for under the HLBV equity method of accounting; any profits and losses are included in “Equity in earnings of unconsolidated affiliates” in the accompanying Consolidated Statements of Income and are added to or subtracted from the carrying amount of WGSW’s investment balance. At June 30, 2016 and September 30, 2015, WGSW held a $65.3 million and $63.5 million, respectively, equity method investment in ASD.
ASD is consolidated by the general partner, Solar Direct LLC. Solar Direct LLC is a wholly owned subsidiary of American Solar Direct Inc. (ASDI). At June 30, 2016, the carrying amount of WGSW’s investment in ASD exceeded the amount of the underlying equity in net assets by $35.8 million due to WGSW recording additions to its investment in ASD’s net assets at fair value of contributions in accordance with GAAP. This basis difference is being amortized over the life of the assets.
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
Constitution
In 2013, WGL Midstream invested in Constitution Pipeline Company, LLC (Constitution). At June 30, 2016, WGL Midstream's total share of the cost of Constitution is estimated to be $95.5 million, over the term of the agreement, reflecting a 10% share in the pipeline venture. This natural gas pipeline venture is designed to transport natural gas from the Marcellus region in northern Pennsylvania to major northeastern markets. Constitution is accounted for under the equity method of accounting; any profits and losses are included in “Equity in earnings of unconsolidated affiliates” in the accompanying Consolidated Statements of Income and are added to or subtracted from the carrying amount of WGL’s investment balance. The equity method is considered appropriate because Constitution is an LLC with specific ownership accounts and ownership between five and fifty percent resulting in WGL Midstream maintaining a more than minor influence over the partnership operating and financing policies.
On April 22, 2016, the New York State Department of Environmental Conservation (NYSDEC) denied Constitution's application for a Section 401 Water Quality Certification (Section 401 Certification) for the pipeline, which is necessary for the construction and operation of the pipeline. Constitution has stated that it remains committed to pursuing the project and that it intends to pursue all available options to challenge the legality and appropriateness of NYSDEC’s decision. In May, 2016, Constitution filed actions in the U.S. Circuit Court of Appeals for the Second Circuit and the U.S. District Court for the Northern District of New York, respectively, appealing the decision and a seeking declaratory judgment that the State of New York’s permitting authority is preempted by federal law. The courts have granted Constitution's motions to expedite the schedules for these legal actions.
In light of the forgoing matters, Constitution has revised its target in-service date to the second half of 2018. We can give no assurance, however, that Constitution’s efforts to obtain the Section 401 Certification will be successful. At June 30, 2016, we held a $39.9 million equity method investment in Constitution. We have evaluated our investment in Constitution for other than temporary impairment as of June 30, 2016. Our impairment assessment used income and market approaches in determining the fair value of our investment in Constitution, including consideration of the severity and duration of any decline in fair value of our investment in the project. Our key inputs included, but are not limited to, significant management judgments and estimates, including projections of the project’s cash flows, selection of a discount rate, market multipliers and probability weighting of potential outcomes of legal and regulatory proceedings. At this time, we do not have an other than temporary impairment and have not recorded any impairment charge to reduce the carrying value of our investment. Further developments or indicators of

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

an unfavorable resolution, however, may require a future impairment of this investment including, if Constitution is ultimately unable to obtain the Section 401 Certification, an impairment charge of substantially all of our investment in the capitalized project costs. It is also possible that Constitution could incur certain supplier-related costs in the event of a prolonged delay or termination of the project. We will continue to monitor and update our impairment analysis as required.
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
WGL Midstream expects to invest through scheduled capital contributions through the in-service date of the pipeline, its pro rata share (based on its 7% equity interest) of project costs, an estimated aggregate amount of approximately $228.0 million. WGL Midstream held a $16.7 million equity method investment in Mountain Valley at June 30, 2016. The equity method is considered appropriate because Mountain Valley is an LLC with specific ownership accounts and ownership between five and fifty percent resulting in WGL Midstream maintaining a more than minor influence over the partnership operating and financing policies. The investment in MVP is accounted for under the HLBV equity method of accounting.
At June 30, 2016, WGL Midstream had a $14.0 million minimum funding requirement related to Mountain Valley and a $6.0 million guarantee on behalf of one of the other partners.
In addition, WGL Midstream entered into an agreement to finance capital commitments as they are made by one of the other partners in the venture for an estimated aggregate amount of approximately $97.9 million, which represents the estimated total funding requirements for that partner's 3% ownership interest in the joint venture, inclusive of the minimum funding requirement. WGL Midstream has provided funding of $6.8 million as of June 30, 2016 related to this agreement.
Stonewall System
In February 2016, WGL Midstream acquired a 35% equity interest in an entity that owns and operates certain assets known as the Stonewall Gas Gathering System (the Stonewall System). WGL Midstream paid $89.4 million to acquire the equity interest pursuant to an option that WGL Midstream previously acquired. The Stonewall System has the capacity to gather up to 1.4 billion cubic feet of natural gas per day from the Marcellus production region in West Virginia, and connects with an interstate pipeline system that serves markets in the mid-Atlantic region. WGL Midstream held a $92.8 million equity method investment in the Stonewall System at June 30, 2016. The equity method is considered appropriate because the Stonewall Gas Gathering is an LLC with specific ownership accounts and ownership between five and fifty percent resulting in WGL Midstream maintaining a more than minor influence over the partnership operating and financing policies. In May 2016, another party to the deal exercised its option and invested in the Stonewall System. As a result WGL Midstream's ownership decreased to 30%.
The carrying amount of WGL Midstream's investment in the Stonewall System exceeded the amount of the underlying equity in net assets by $9.1 million that is being amortized over the life of the assets. The investment in Stonewall System is accounted for under the HLBV equity method of accounting.
The balance sheet location of the investments discussed in this footnote at June 30, 2016 and September 30, 2015 are as follows:

WGL Holdings, Inc. Balance Sheet Location of Other Investments
As of June 30, 2016 (In millions)	VIEs	Non-VIEs		Total
Assets
Investments in unconsolidated affiliates	$133.4	$149.4		$282.8
Investments in direct financing leases, capital leases	31.3	—		31.3
Accounts receivable	1.2	6.8	(a)	8.0
Total assets	$165.9	$156.2		$322.1
As of September 30, 2015 (In millions)
Assets
Investments in unconsolidated affiliates	$94.0	$42.9		$136.9
Investments in direct financing leases, capital leases	35.2	—		35.2
Accounts receivable	2.0	4.2	(a)	6.2
Total assets	$131.2	$47.1		$178.3

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

(a) Represents the financing provided to another partner in Mountain Valley to fund its capital commitment. Acquired ownership interest represents the collateral for repayment of the financing.
The income statement location of the investments discussed in this footnote for the three and nine months ended June 30, 2016 and 2015 are as follows:

WGL Holdings, Inc. Income Statement Location of Other Investments
	Three Months Ended June 30, 2016			Nine Months Ended June 30, 2016
(In millions)	VIEs	Non-VIEs	Total	VIEs	Non-VIEs	Total
Equity in earnings of unconsolidated affiliates	$2.2	$2.4	$4.6	$5.5	$5.1	$10.6
Depreciation and amortization	—	—	—	0.2	—	0.2
Operations and maintenance	—	—	—	3.0	—	3.0
Other income (expense) —net	0.8	—	0.8	2.4	(0.1)	2.3
Net income	$3.0	$2.4	$5.4	$4.7	$5.0	$9.7
	Three Months Ended June 30, 2015			Nine Months Ended June 30, 2015
Equity in earnings of unconsolidated affiliates	$0.8	$0.5	$1.3	$2.4	$1.8	$4.2
Depreciation and amortization	0.1	—	0.1	0.2	—	0.2
Other income (expenses)—net	1.0	—	1.0	2.4	(5.6)	(3.2)
Net income (loss)	$1.7	$0.5	$2.2	$4.6	$(3.8)	$0.8

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
The following table presents the receivables and payables from associated companies as of June 30, 2016 and September 30, 2015.

Washington Gas Receivables / Payables from Associated Companies
(In millions)	June 30, 2016	September 30, 2015
Receivables from Associated Companies	$11.5	$3.2
Payables to Associated Companies	$73.1	$68.6

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

Washington Gas - Gas Balancing Service Charges
	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions)	2016	2015	2016	2015
Gas balancing service charge	$5.5	$5.3	$21.7	$19.8
As a result of these balancing services, an imbalance is created for volumes of natural gas received by Washington Gas that are not equal to the volumes of natural gas delivered to customers of the energy marketers. WGL Energy Services recognized accounts payable to Washington Gas of $4.9 million and $0.5 million at June 30, 2016 and September 30, 2015, respectively, related to an imbalance in gas volumes. Due to regulatory treatment, these payables and receivables are not eliminated in the consolidated financial statements of WGL. Refer to Note 1—Accounting Policies of the Notes to Consolidated Financial Statements of the combined Annual Report on Form 10-K for the fiscal year ended September 30, 2015 for further discussion of these imbalance transactions.
Washington Gas participates in a Purchase of Receivables (POR) program as approved by the Public Service Commission of Maryland (PSC of MD), whereby it purchases receivables from participating energy marketers at approved discount rates. In addition, WGL Energy Services participates in POR programs with certain Maryland and Pennsylvania utilities, whereby it sells its receivables to various utilities, including Washington Gas, at approved discount rates. The receivables purchased by Washington Gas are included in “Accounts receivable” in the accompanying balance sheet. Any activity between Washington Gas and WGL Energy Services related to the POR program has been eliminated in the accompanying financial statements for WGL. At June 30, 2016 and September 30, 2015, Washington Gas had balances of $12.7 million and $6.6 million, respectively, of purchased receivables from WGL Energy Services.

On April 1, 2016 Washington Gas transferred WSS and ESS storage assets to WGL Midstream through a permanent release. Washington Gas held a base gas option associated with the WSS storage facility which gave Washington Gas the right to purchase 723,706 dekatherms of base gas at either: (i) the end of its service with WSS or (ii) the permanent release of its WSS storage capacity, for $0.594 per dekatherm. The option was transferred from Washington Gas to WGL Midstream in an equity transfer through WGL, concurrent with the transfer of storage assets. At June 30, 2016, Washington Gas received cash of $0.9 million from WGL representing the value of the right to purchase base gas. This amount will be refunded to ratepayers through a credit to cost of gas. The effect of this equity transfer has been eliminated in the accompanying financial statements for WGL.

NOTE 13. COMMITMENTS AND CONTINGENCIES

REGULATORY CONTINGENCIES
Certain legal and administrative proceedings incidental to our business, including regulatory contingencies, involve WGL and/or its subsidiaries. In our opinion, we have recorded an adequate provision for probable losses or refunds to customers for regulatory contingencies related to these proceedings.
District of Columbia Jurisdiction
Investigation into Washington Gas’ Cash Reimbursement to Competitive Service Providers (CSPs). On August 5, 2014, the Office of the People’s Counsel’s (OPC) of DC filed a complaint with the PSC of DC requesting that the Commission open an investigation into Washington Gas’ payments to CSPs to cash-out over-deliveries of natural gas supplies during the 2008-2009 winter heating season. OPC asserted that Washington Gas made excess payments in the amount of $2.4 million to CSPs. On December 19, 2014, the PSC of DC granted the OPC of DC’s request and opened a formal investigation. On October 27, 2015, the PSC of DC issued an order finding that Washington Gas, in performing the cash-out, had violated D.C. Code 34-1101’s requirement that no service shall be provided without Commission approval. The PSC of DC directed Washington

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Gas to provide calculations showing what the impact would have been had Washington Gas made volumetric adjustments to CSP deliveries as of April 2009, which Washington Gas calculates would result in a refund of approximately $2.4 million, which was recognized by WGL in fiscal year 2015. On February 3, 2016, the PSC of DC issued an order denying OPC’s application for reconsideration and granting in part, and denying in part, Washington Gas’ application for reconsideration.  Washington Gas and OPC filed initial briefs on February 18, 2016, and reply briefs on February 29, 2016, on the issue of whether there is a more reasonable way to reconcile the over-deliveries by CSPs such as through volumetric adjustments or through cash payments.

FINANCIAL GUARANTEES
WGL has guaranteed payments primarily for certain commitments on behalf of certain subsidiaries. At June 30, 2016, these guarantees totaled $30.6 million, $238.1 million, $11.5 million and $327.4 million for Washington Gas, WGL Energy Services, WGL Energy Systems and WGL Midstream, respectively. At June 30, 2016, WGL also had guarantees on behalf of other subsidiaries totaling $2.0 million. The amount of such guarantees is periodically adjusted to reflect changes in the level of WGL's financial exposure related to these commitments. For all of our financial guarantees, WGL may cancel any or all future obligations upon written notice to the counterparty, but WGL would continue to be responsible for the obligations created under the guarantees prior to the effective date of the cancellation. WGL has also guaranteed payments for certain of our external partners. At June 30, 2016, these guarantees totaled $18.9 million and the fair value of these guarantees was insignificant.

ANTERO CONTRACT
Washington Gas and WGL Midstream began purchasing natural gas on January 1, 2016, from Antero Resources Corporation (Antero) pursuant to certain natural gas purchase contracts. We purchase gas from Antero at invoiced prices based on an index specified in the contracts; however, contractual provisions allow either party to notify the other party if it believes the index price is no longer appropriate for the delivery point of the gas, and to trigger the negotiation of a new index price. If negotiations are unsuccessful, then the contract requires binding arbitration proceedings. When a new index price is determined under the contract, a "true up" of prior period invoices is required back to the date of initial notification.
On November 16, 2015, due to significant changes to natural gas markets in and around the delivery point specified in the contracts, we provided notice to Antero invoking the provision requiring the negotiation of a new contractual index price. To date, negotiations have been unsuccessful and we are currently involved in arbitration proceedings to resolve this pricing dispute. Our Consolidated Financial Statements do not reflect the favorable effects of a change in the contractual index price. Through June 30, 2016, WGL Midstream has incurred approximately $8.8 million in losses associated with Antero’s use of the disputed index price.
NOTE 14. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

The following table shows the components of net periodic benefit costs (income) recognized in our financial statements during the three and nine months ended June 30, 2016 and 2015.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Components of Net Periodic Benefit Costs (Income)
	Three Months Ended June 30,
	2016		2015
(In millions)	Pension Benefits	Health and Life Benefits	Pension Benefits	Health and Life Benefits
Service cost	$3.6	$1.2	$3.9	$1.8
Interest cost	10.3	3.2	9.7	3.7
Expected return on plan assets	(10.2)	(5.1)	(11.2)	(5.2)
Amortization of prior service cost (credit)	—	(4.4)	0.1	(3.8)
Amortization of net actuarial loss	4.3	0.3	4.7	1.1
Net periodic benefit cost (income)	8.0	(4.8)	7.2	(2.4)
Amount allocated to construction projects	(1.5)	1.1	(1.2)	0.5
Amount deferred as regulatory asset/liability—net	1.8	(0.1)	1.8	(0.1)
Amount charged (credited) to expense	$8.3	$(3.8)	$7.8	$(2.0)
	Nine Months Ended June 30,
	2016		2015
Service cost	$10.7	$3.4	$11.6	$5.3
Interest cost	31.0	9.8	29.3	11.0
Expected return on plan assets	(30.7)	(15.3)	(33.5)	(15.6)
Amortization of prior service cost (credit)	0.2	(13.2)	0.2	(11.4)
Amortization of net actuarial loss	12.7	0.9	14.1	3.3
Net periodic benefit cost (income)	23.9	(14.4)	21.7	(7.4)
Amount allocated to construction projects	(4.1)	3.0	(3.4)	1.5
Amount deferred as regulatory asset/liability—net	5.3	(0.2)	5.3	(0.2)
Amount charged (credited) to expense	$25.1	$(11.6)	$23.6	$(6.1)
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
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables show the changes in accumulated other comprehensive income (loss) for WGL and Washington Gas by component for the three and nine months ended June 30, 2016 and 2015.

WGL Holdings, Inc. Changes in Accumulated Other Comprehensive Loss by Component
(In thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Beginning Balance	$(24,258)	$(11,643)	$(14,236)	$(7,961)
Qualified cash flow hedging instruments(a)	(16,995)	49	(34,545)	(7,994)
Amortization of net prior service credit(b)	(216)	(170)	(644)	(511)
Amortization of net actuarial loss(b)	420	529	1,258	1,503
Current-period other comprehensive income (loss)	(16,791)	408	(33,931)	(7,002)
Income tax expense (benefit) related to other comprehensive income (loss)	(6,969)	163	(14,087)	(3,565)
Ending Balance	$(34,080)	$(11,398)	$(34,080)	$(11,398)

(a)
Cash flow hedging instruments represent interest rate swap agreements related to future debt issuances. Refer to Note 8- Derivative and Weather-related Instruments for further discussion of the interest rate swap agreements.

(b)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost. Refer to Note 14- Pension and other post-retirement benefit plans for additional details.

Washington Gas Light Company Changes in Accumulated Other Comprehensive Loss by Component
(In thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Beginning Balance	$(6,464)	$(6,031)	$(6,712)	$(6,413)
Amortization of net prior service credit(a)	(216)	(170)	(644)	(511)
Amortization of net actuarial loss(a)	420	529	1,258	1,503
Current-period other comprehensive income	204	359	614	992
Income tax expense related to other comprehensive income	82	143	244	394
Ending Balance	$(6,342)	$(5,815)	$(6,342)	$(5,815)

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost. Refer to Note 14-Pension and other post-retirement benefit plans for additional details.

NOTE 16. ENVIRONMENTAL MATTERS
Washington Gas has identified up to ten sites where it or its predecessors may have operated manufactured gas plants (MGPs). Washington Gas last used any such plant in 1984. In connection with these operations, we are aware that coal tar and certain other by-products of the gas manufacturing process are present at or near some former sites, and may be present at others. Based on the information available to us, we have concluded that none of the sites are likely to present an unacceptable risk to human health or the environment, and either the appropriate remediation is being undertaken or Washington Gas believes no remediation is necessary.
Washington Gas received a letter in February 2016, from the District of Columbia and National Park Service regarding the Anacostia River Sediment Project, indicating that the District is conducting a remedial investigation and feasibility study of the river to determine cleanup requirements and is preparing a natural resource damage assessment. The sediment project draft report identifies one of Washington Gas’ former MGP sites as a source of contaminants. Washington Gas is currently investigating potential contamination in the Anacostia River associated with this former MGP site under a consent decree with the District and federal governments. We are not able to estimate the amount of damages or timing associated with the government environmental investigation on the Anacostia River at this time.

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

Regulated Utility Operating Segment

The regulated utility operating segment is composed of our core subsidiary, Washington Gas. Washington Gas engages in the delivery and sale of natural gas that is regulated by regulatory commissions in the District of Columbia, Maryland and Virginia. During the third quarter, our utility customer base continued to grow as average customer meters increased by over 12,000 meters when compared to the same quarter in the prior fiscal year. We saw positive earnings impacts in the segment from the accelerated pipe replacement plans that are in place in all three of our jurisdictions, as well as lower operation and maintenance expenses. Partially offsetting these favorable impacts were lower unrealized mark-to-market valuations on our derivatives, lower realized margins associated with our asset optimization program, negative effects of changes in natural gas consumption patterns in the District of Columbia, as well as higher depreciation expense and general taxes.
Retail Energy-Marketing Operating Segment

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

We offer competitively priced natural gas, electricity and energy from renewable sources to customers through WGL Energy Services, our non-utility retail energy-marketing subsidiary. During the third quarter, our retail energy-marketing business had lower realized natural gas and electric gross margins when compared to the same quarter of last year. Lower natural gas margins were due to a decrease in portfolio optimization activity. Lower electric margins were primarily due to higher capacity charges from the regional power grid operator (PJM) associated with fixed-price retail contracts.
Commercial Energy Systems Operating Segment
Through WGL Energy Systems and WGSW, we offer efficient and sustainable commercial energy solutions focused on owning and operating distributed generation assets such as Solar Photovoltaic (Solar PV) systems and upgrading energy related systems of large government and commercial facilities. During the third quarter, this segment delivered improved results. We continue to see earnings growth driven by the distributed assets that we own across the country, as well as more activity locally in our energy-efficiency contracting business. We also saw improved results in our investment solar businesses. These improvements were partially offset by higher operating and depreciation expenses due to additional in-service distributed generation assets.
Midstream Energy Services Operating Segment
WGL Midstream engages in acquiring and optimizing natural gas storage and transportation assets. During the third quarter, this segment delivered strong results due to favorable storage spreads, an increase in valuations on our derivative contracts associated with our long-term transportation strategies, lower development expenses and higher income related to our pipeline investments. These favorable impacts were partially offset by lower realized margins related to storage inventory and the associated economic hedging transactions and lower realized margins for our transportation strategies, primarily as a result of losses associated with the index price used in certain gas purchases from Antero Resources Corporation (Antero), which is the subject of arbitration. While these losses may continue in the near term, we do anticipate that they will reverse in future periods upon completion of the arbitration proceeding. Refer to Note 13 — Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements for further discussion.
Other Activities
Administrative and business development activity costs associated with WGL and Washington Gas Resources and activities and transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our four operating segments, are aggregated as “Other Activities” and included as part of non-utility operations. Results for Other Activities for the quarter reflects lower operating expenses in the current period.
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
For a description of these critical accounting policies, refer to Management’s Discussion within the 2015 Annual Report. There were no new critical accounting policies or changes to our critical accounting policies during the nine month period ended June 30, 2016.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

WGL HOLDINGS, INC.
RESULTS OF OPERATIONS—Three Months Ended June 30, 2016 vs. June 30, 2015
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
EBIT should not be considered an alternative to, or a more meaningful indicator of our operating performance than, net income. Refer to summary results below for a reconciliation of EBIT to net income applicable to common stock.
Summary Results
For the three months ended June 30, 2016, WGL reported net income applicable to common stock of $2.0 million, or $0.04 per share, compared to a net loss of $(15.7) million, or $(0.32) per share, reported for the three months ended June 30, 2015. For the twelve month periods ended June 30, 2016 and 2015, we earned a return on average common equity of 13.3% and 13.1%, respectively.
The following table summarizes our EBIT by operating segment for the three months ended June 30, 2016 and 2015.

Analysis of Consolidated Results
	Three Months Ended June 30,		Increase/
(In millions)	2016	2015	(Decrease)
EBIT:
Regulated utility	$(20.5)	$(6.3)	$(14.2)
Retail energy-marketing	49.5	16.7	32.8
Commercial energy systems	8.3	3.8	4.5
Midstream energy services	(16.9)	(26.6)	9.7
Other activities	(0.5)	(1.0)	0.5
Intersegment eliminations	0.2	(0.6)	0.8
Total	$20.1	$(14.0)	$34.1
Interest expense	13.0	13.1	(0.1)
Income (loss) before income taxes	$7.1	$(27.1)	$34.2
Income tax expense (benefit)	4.8	(11.7)	16.5
Dividends on Washington Gas preferred stock	0.3	0.3	—
Net income (loss) applicable to common stock	$2.0	$(15.7)	$17.7
EARNINGS (LOSS) PER AVERAGE COMMON SHARE
Basic	$0.04	$(0.32)	$0.36
Diluted	$0.04	$(0.32)	$0.36

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Regulated Utility Operating Results
The following table summarizes the regulated utility segment’s financial data for the three months ended June 30, 2016 and 2015.

Regulated Utility Financial Data
	Three Months Ended June 30,		Increase/
(In millions)	2016	2015	(Decrease)
Utility net revenues(1):
Operating revenues	$187.1	$190.3	$(3.2)
Less: Cost of gas	71.3	64.5	6.8
Revenue taxes	14.2	12.4	1.8
Total utility net revenues	101.6	113.4	(11.8)
Operation and maintenance	78.3	79.0	(0.7)
Depreciation and amortization	29.6	27.7	1.9
General taxes and other assessments	13.8	12.9	0.9
Other expenses—net	0.4	0.1	0.3
EBIT	$(20.5)	$(6.3)	$(14.2)

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

The comparison in EBIT primarily reflects the following:

•	lower realized and unrealized mark-to-market valuations associated with our asset optimization program;

•	negative effects of certain natural gas consumption patterns in the District of Columbia;

•	higher depreciation expense related to growth in our utility plant and

•	an increase in general taxes.
Partially offsetting these unfavorable variances were:

•	increased customer growth;

•	higher rate recovery related to our accelerated pipe replacement programs and

•	lower operation and maintenance expenses.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Utility Net Revenues. The following table provides the key factors contributing to the changes in the utility net revenues of the regulated utility segment between the three months ended June 30, 2016 and 2015.

Composition of Changes in Utility Net Revenues
(In millions)	Increase/ (Decrease)
Customer growth	$2.7
Estimated effects of weather and consumption patterns	0.9
Accelerated pipe replacement programs	3.7
Asset optimization:
Realized margins	(1.4)
Unrealized mark-to-market valuations	(14.8)
Other	(2.9)
Total	$(11.8)
Customer growth — Average active customer meters increased over 12,000 for the three months ended June 30, 2016, compared to the same period of the prior fiscal year.
Estimated effects of weather and consumption patterns — Weather, when measured by HDDs, was 33.8% colder and 31.4% warmer than normal for the three months ended June 30, 2016 and 2015, respectively. In the District of Columbia, where Washington Gas does not have a billing mechanism or hedges to offset the effects of weather, the colder weather for the three months ended June 30, 2016, resulted in a positive variance to net revenues. The increase to net revenues was also due to the changes in natural gas consumption patterns in the District of Columbia. Natural gas consumption patterns may be affected by shifts in weather patterns in which customer heating usage may not correlate highly with average historical levels of usage per heating degree day that occurs. Natural gas consumption patterns may also be affected by non-weather related factors such as customer conservation. Refer to the section entitled "Weather Risk" for a discussion of billing mechanisms in Maryland and Virginia, which are designed to eliminate the net revenue effects of variations in customer usage caused by weather and other factors such as conservation.
Accelerated pipe replacement programs — The positive effect on revenues is primarily due to the continued growth of our accelerated pipe replacement programs in Maryland, Virginia and the District of Columbia.
Asset optimization — We recorded unrealized losses of $25.2 million associated with our energy-related derivatives for the three months ended June 30, 2016, compared to unrealized losses of $10.4 million reported for the same period of the prior fiscal year. When these derivatives settle, any unrealized amounts will ultimately reverse and Washington Gas will realize margins in combination with related transactions that these derivatives economically hedge. The change in the valuations are partially due to movements in unobservable inputs used in the valuation of long-dated forward contracts. We believe that these values are not reflective of our ultimate cash flows as these purchases are utilized in the optimization of our long-term natural gas transportation and storage capacity resources, the value of which is not reflected at fair value. Refer to the section entitled “Market Risk—Price Risk Related to the Regulated Utility Segment” for further discussion of our asset optimization program.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Operation and Maintenance Expenses. The following table provides the key factors contributing to the changes in operation and maintenance expenses of the regulated utility segment for the three months ended June 30, 2016 and 2015.

Composition of Changes in Operation and Maintenance Expenses
(In millions)	Increase/ (Decrease)
Employee incentives and direct labor costs	$(1.2)
System operations	(0.9)
Support services	2.5
Other	(1.1)
Total	$(0.7)
Employee incentives and direct labor costs — Washington Gas incurred less employee incentives and labor costs, net, for the three months ended June 30, 2016, over the same period of the previous fiscal year, as a result of a decrease in the valuations of our share-based long-term incentive plan.
System operations — Washington Gas incurred lower maintenance costs for the three months ended June 30, 2016, than for the same period in the previous year due to decreases in costs pertaining to field services, safety and reliability activities.
Support services — Washington Gas incurred additional costs for the three months ended June 30, 2016, compared to the same period of the prior fiscal year due to increased project related costs including the implementation of a new customer information system as well as infrastructure support costs.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Retail Energy-Marketing
The following table depicts the retail energy-marketing segment’s financial data along with selected statistical data for the three months ended June 30, 2016 and 2015.

Retail Energy-Marketing Financial and Statistical Data
	Three Months Ended June 30,		Increase/
(In millions, other than statistics)	2016	2015	(Decrease)
Operating Results
Gross margins(1):
Operating revenues	$266.2	$268.3	$(2.1)
Less: Cost of energy	200.8	237.1	(36.3)
Revenue taxes	2.7	2.3	0.4
Total gross margins	62.7	28.9	33.8
Operation expenses	11.8	10.8	1.0
Depreciation and amortization	0.2	0.2	—
General taxes and other assessments	1.1	1.3	(0.2)
Other income (expenses) — net	(0.1)	0.1	(0.2)
EBIT	$49.5	$16.7	$32.8
Analysis of gross margins
Natural gas
Realized margins	$17.7	$17.9	$(0.2)
Unrealized mark-to-market gains	21.5	0.3	21.2
Total gross margins—natural gas	$39.2	$18.2	$21.0
Electricity
Realized margins	$11.8	$13.0	$(1.2)
Unrealized mark-to-market gains (losses)	11.7	(2.3)	14.0
Total gross margins—electricity	$23.5	$10.7	$12.8
Total gross margins	$62.7	$28.9	$33.8
Other Retail Energy-Marketing Statistics
Natural gas
Therm sales (millions of therms)	144.3	112.4	31.9
Number of customers (end of period)	136,500	147,100	(10,600)
Electricity
Electricity sales (millions of kWhs)	3,201.9	2,893.1	308.8
Number of accounts (end of period)	130,200	141,200	(11,000)

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

The increase in EBIT primarily reflects higher unrealized mark-to-market valuations due to fluctuating market prices for derivatives related to natural gas and electricity in the current period. Period-to-period comparisons of quarterly gross margins for this segment can vary significantly and are not necessarily representative of expected annualized results.

The comparison of realized gross margins from natural gas sales between the three months ended June 30, 2016 and 2015, reflects lower natural gas margins due to a decrease in portfolio optimization activity, partially offset by increased wholesale customer sales.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

The comparison of realized gross margins from electric sales between the three months ended June 30, 2016 and 2015, reflects lower realized electric margins due to higher capacity charges from the regional power grid operator (PJM) associated with fixed-price retail contracts, partially offset by increased large commercial and government customer growth.
Operating expenses between the three months ended June 30, 2016 and 2015, were higher due to increased broker fees and support service expenses.
Commercial Energy Systems
The table below represents the financial results of the commercial energy systems segment for the three months ended June 30, 2016 and 2015.

Commercial Energy Systems Segment Financial Information
	Three Months Ended June 30,		Increase/
(In millions)	2016	2015	(Decrease)
Operating revenues	$20.8	$14.7	$6.1
Operating expenses:
Cost of sales	7.4	4.3	3.1
Operations	5.5	6.6	(1.1)
Depreciation and amortization	3.9	2.8	1.1
General taxes and other assessments	0.1	0.1	—
Operating expenses	$16.9	$13.8	$3.1
Equity earnings	2.2	0.5	1.7
Other income	2.2	2.4	(0.2)
EBIT	$8.3	$3.8	$4.5
EBIT by division:
Energy-efficiency contracting	$—	$(2.2)	$2.2
Commercial distributed generation	6.5	5.4	1.1
Investments in distributed generation	1.8	0.6	1.2
Total	$8.3	$3.8	$4.5
The increase in EBIT reflects higher margins from the energy-efficiency contracting business, the growth in distributed generation assets in service, including higher income from solar renewable energy credit sales and improved results in our investment solar businesses. Additionally, the improvement in EBIT reflects prior period losses associated with unrecovered government contracting costs of $3.0 million.
Additionally, not reflected in EBIT are investment tax credits related to our distributed generation assets which were $1.4 million and $1.1 million for the three months ended June 30, 2016 and 2015, respectively.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Midstream Energy Services
The table below represents the financial results of the midstream energy services segment for the three months ended June 30, 2016 and 2015.

Midstream Energy Services Segment Financial Information
	Three Months Ended June 30,		Increase/
(In millions)	2016	2015	(Decrease)
Operating revenues (a)	$(18.0)	$(25.8)	$7.8
Operating expenses:
Operations	1.3	1.2	0.1
General taxes and other assessments	—	0.3	(0.3)
Operating expenses	$1.3	$1.5	$(0.2)
Equity earnings	2.4	0.7	1.7
EBIT	$(16.9)	$(26.6)	$9.7
(a) The trading margins of Midstream Energy Services, including unrealized gains and losses on derivative instruments, are netted within operating revenues.
The increase in EBIT primarily reflects: (i) a $29.9 million increase related to valuations on our derivative contracts associated with our long-term transportation strategies; (ii) lower development expenses related to our pipeline investments and (iii) higher income related to our pipeline investments. Partially offsetting these favorable variances are: (i) $17.6 million in lower valuations and realized margins related to storage inventory and the associated economic hedging transactions and (ii) a $4.5 million decrease primarily related to realized margins for our transportation strategies, primarily as a result of losses of approximately $5.0 million associated with the index price used in a gas purchase contract with Antero, which is the subject of arbitration. These losses may continue to increase in the near term, but we anticipate they will reverse in future periods upon the completion of the arbitration proceedings. Refer to Note 13 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements for further discussion of this matter.
Other Non-Utility Activities
Administrative and business development activity costs associated with WGL and Washington Gas Resources and activities and transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our four operating segments, are aggregated as “Other Activities” and included as part of non-utility operations. Our other non-utility activities reflect EBIT of $(0.5) million and $(1.0) million for the three months ended June 30, 2016 and 2015, respectively. The comparison reflects lower operating expenses in the current period.
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
Consolidated Income Taxes
Please refer to the nine months ended June 30, 2016, for information about WGL's income tax expense and effective income tax rate.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS - Nine months ended June 30, 2016 vs. June 30, 2015

Summary Results

WGL reported net income applicable to common stock of $176.5 million, or $3.50 per share, for the nine months ended June 30, 2016, an increase of $46.8 million, over net income applicable to common stock of $129.7 million, or $2.59 per share, reported for the same period of the prior fiscal year.

The following table summarizes our EBIT by operating segment for the nine months ended June 30, 2016 and 2015.

Analysis of Consolidated Results
	Nine Months Ended June 30,		Increase/
(In millions)	2016	2015	(Decrease)
EBIT:
Regulated utility	$243.1	$238.6	$4.5
Retail energy-marketing	52.1	39.2	12.9
Commercial energy systems	10.3	4.7	5.6
Midstream energy services	17.6	(23.3)	40.9
Other activities	(2.8)	(8.9)	6.1
Intersegment eliminations	(0.4)	(0.5)	0.1
Total	$319.9	$249.8	$70.1
Interest expense	38.8	38.7	0.1
Income before income taxes	$281.1	$211.1	$70.0
Income tax expense	103.6	80.4	23.2
Dividends on Washington Gas preferred stock	1.0	1.0	—
Net income applicable to common stock	$176.5	$129.7	$46.8
EARNINGS PER AVERAGE COMMON SHARE
Basic	$3.52	$2.60	$0.92
Diluted	$3.50	$2.59	$0.91

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Regulated Utility Operating Results

The following table summarizes the regulated utility segment’s financial data for the nine months ended June 30, 2016 and 2015.

Regulated Utility Financial Data
	Nine Months Ended June 30,		Increase/
(In millions)	2016	2015	(Decrease)
Utility net revenues(1):
Operating revenues	$934.3	$1,193.2	$(258.9)
Less: Cost of gas	258.6	518.9	(260.3)
Revenue taxes	63.0	73.3	(10.3)
Total utility net revenues	612.7	601.0	11.7
Operation and maintenance	236.9	237.8	(0.9)
Depreciation and amortization	86.3	81.9	4.4
General taxes and other assessments	45.4	41.9	3.5
Other expenses—net	1.0	0.8	0.2
EBIT	$243.1	$238.6	$4.5
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
considered an alternative to, or a more meaningful indicator of our operating performance than, operating income. Additionally, utility net revenues may not be comparable to similarly titled measures of other companies.

The increase in EBIT primarily reflects the following:

•	higher utility net revenues related to the growth of over 12,000 average active customer meters;

•	higher unrealized mark-to-market valuations associated with our asset optimization program;

•	lower operation and maintenance expenses and

•	higher rate recovery related to the accelerated pipeline replacement programs.

Partially offsetting these favorable variances were:

•	lower revenues attributed to warmer weather and unfavorable effects of changes in natural gas consumption patterns in the District of Columbia;

•	a decrease in the recovery of carrying costs on lower average storage gas inventory balances;

•	lower realized margins associated with our asset optimization program;

•	higher depreciation due to the growth in our utility plant and

•	higher general taxes.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Utility Net Revenues. The following table provides the key factors contributing to the changes in the utility net revenues of the Regulated Utility segment between the nine months ended June 30, 2016 and 2015.

Composition of Changes in Utility Net Revenues
(In millions)	Increase/ (Decrease)
Customer growth	$6.4
Estimated effects of weather and consumption patterns	(15.5)
Accelerated pipe replacement programs	9.3
Storage carrying costs	(2.4)
Asset optimization:
Realized margins	(5.2)
Unrealized mark-to-market valuations	21.3
Other	(2.2)
Total	$11.7

Customer growth — Average active customer meters increased over 12,000 for the nine months ended June 30, 2016, compared to the same period of the prior fiscal year.

Estimated effects of weather and consumption patterns — Weather, when measured by HDDs, was 10.2% warmer and 4.9% colder than normal for the nine months ended June 30, 2016 and 2015, respectively. In the District of Columbia, where Washington Gas does not have a billing mechanism or hedges to offset the effects of weather, the warmer weather for the nine months ended June 30, 2016, resulted in a negative variance to net revenues. The decrease to net revenues was also due to the changes in natural gas consumption patterns in the District of Columbia. Natural gas consumption patterns may be affected by shifts in weather patterns in which customer heating usage may not correlate highly with average historical levels of usage per heating degree day that occurs. Natural gas consumption patterns may also be affected by non-weather related factors such as customer conservation. Refer to the section entitled "Weather Risk" for a discussion of billing mechanisms in Maryland and Virginia, which are designed to eliminate the net revenue effects of variations in customer usage caused by weather and other factors such as conservation.
Accelerated replacement programs — The positive effect on revenues is the result of the continued growth of our accelerated pipeline replacement programs in the District of Columbia, Maryland and Virginia.

Storage carrying costs — Each jurisdiction provides for the recovery of carrying costs based on the pre-tax cost of capital, multiplied by the average monthly investment balance of storage gas inventory. The comparisons for the nine months reflects lower average storage gas inventory balances primarily due to significantly lower priced gas in inventory.

Asset optimization — We recorded unrealized gains associated with our energy-related derivatives of $8.0 million for the nine months ended June 30, 2016 compared to unrealized losses of $13.3 million for the same period of the prior fiscal year. When these derivatives settle, any unrealized amounts will ultimately reverse and Washington Gas will realize margins in combination with related transactions that these derivatives economically hedge. The change in the valuations are partially due to movements in unobservable inputs used in the valuation of long-dated forward contracts. We believe that these values are not reflective of our ultimate cash flows as these purchases are utilized in the optimization of our long-term natural gas transportation and storage capacity resources, the value of which is not reflected at fair value. Refer to the section entitled “Market Risk—Price Risk Related to the Regulated Utility Segment” for further discussion of our asset optimization program.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Operation and Maintenance Expenses. The following table provides the key factors contributing to the changes in operation and maintenance expenses of the Regulated Utility for the nine months ended June 30, 2016 and 2015.

Composition of Changes in Operation and Maintenance Expenses
(In millions)	Increase/ (Decrease)
Employee incentives and direct labor costs	$(0.3)
Support services	4.7
Uncollectible gas accounts	(3.6)
Business development	(1.5)
Other	(0.2)
Total	$(0.9)

Employee incentives and direct labor costs — Washington Gas incurred less employee incentives and labor costs, net, for the nine months ended June 30, 2016 over the same period of the previous fiscal year, as a result of a decrease in the valuations of our share-based long-term incentive plan.
Support services — Washington Gas incurred additional costs for the nine months ended June 30, 2016 compared to the same period of the prior fiscal year due to increased project related costs including the implementation of a new customer information system as well as infrastructure support costs.
Uncollectible gas accounts — The decrease in uncollectible accounts is due to lower gas costs and warmer weather.
Business development — The decrease primarily relates to a decrease in customer growth initiative costs for Washington Gas.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Retail Energy-Marketing
The following table depicts the retail energy-marketing segment’s financial data along with selected statistical data.

Retail Energy-Marketing Financial and Statistical Data
	Nine Months Ended June 30,		Increase/
(In millions, other than statistics)	2016	2015	(Decrease)
Operating Results
Gross margins(1):
Operating revenues	$925.2	$1,003.3	$(78.1)
Less: Cost of energy	825.2	920.4	(95.2)
Revenue taxes	7.9	6.7	1.2
Total gross margins	92.1	76.2	15.9
Operation expenses	36.2	33.0	3.2
Depreciation and amortization	0.9	0.5	0.4
General taxes and other assessments	3.1	3.6	(0.5)
Other income — net	0.2	0.1	0.1
EBIT	$52.1	$39.2	$12.9
Analysis of gross margins
Natural gas
Realized margins	$37.0	$50.3	$(13.3)
Unrealized mark-to-market gains (losses)	19.6	(10.6)	30.2
Total gross margins—natural gas	$56.6	$39.7	$16.9
Electricity
Realized margins	$33.0	$41.3	$(8.3)
Unrealized mark-to-market gains (losses)	2.5	(4.8)	7.3
Total gross margins—electricity	$35.5	$36.5	$(1.0)
Total gross margins	$92.1	$76.2	$15.9
Other Retail Energy-Marketing Statistics
Natural gas
Therm sales (millions of therms)	649.8	628.0	21.8
Number of customers (end of period)	136,500	147,100	(10,600)
Electricity
Electricity sales (millions of kWhs)	9,321.1	8,549.9	771.2
Number of accounts (end of period)	130,200	141,200	(11,000)
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

The increase in EBIT primarily reflects higher unrealized mark-to-market valuations due to fluctuating market prices for derivatives related to natural gas and electricity.

The comparison of realized gross margins from natural gas sales between the nine months ended June 30, 2016 and 2015, reflects lower natural gas margins due to a decrease in portfolio optimization activity, partially offset by increased wholesale customer sales.

The comparison of realized gross margins from electric sales between the nine months ended June 30, 2016 and 2015, reflects lower realized electric margins due to higher capacity charges from the regional power grid operator (PJM) associated with fixed-price retail contracts, partially offset by increased large commercial and government customer growth.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Operating expenses between the nine months ended June 30, 2016 and 2015, were higher due to increased broker fees and support service expenses.

Commercial Energy Systems

The table below represents the financial results of the commercial energy systems segment for the nine months ended June 30, 2016 and 2015.

Commercial Energy Systems Segment Financial Information
	Nine Months Ended June 30,		Increase/
(In millions)	2016	2015	(Decrease)
Operating revenues	$57.1	$35.7	$21.4
Operating expenses:
Cost of sales	27.9	15.5	12.4
Operations	17.5	12.6	4.9
Depreciation and amortization	11.1	7.7	3.4
General taxes and other assessments	0.3	0.3	—
Operating expenses	$56.8	$36.1	$20.7
Equity earnings	5.6	1.6	4.0
Other income	4.4	3.5	0.9
EBIT	$10.3	$4.7	$5.6

EBIT by division:
Energy-efficiency contracting	$1.7	$(1.8)	$3.5
Commercial distributed generation	6.5	5.0	1.5
Investments in distributed generation	2.1	1.5	0.6
Total	$10.3	$4.7	$5.6

The increase in EBIT reflects higher margins from the energy-efficiency contracting business and the growth in distributed generation assets in service, including higher income from state rebate programs and solar renewable energy credit sales. Additionally, the improvement in EBIT reflects prior period losses associated with unrecovered government contracting costs of $3.0 million. These improvements in EBIT are partially offset by a $3.0 million impairment recorded in the current period, related to our investment in thermal solar projects and higher operating and depreciation expenses due to additional in-service distributed generation assets.
Additionally, not reflected in EBIT are investment tax credits related to our distributed generation assets which were $3.9 million and $3.0 million for the nine months ended June 30, 2016 and 2015, respectively.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Midstream Energy Services
The table below represents the financial results of the midstream energy services segment for the nine months ended June 30, 2016 and 2015.

Midstream Energy Services Segment Financial Information
	Nine Months Ended June 30,		Increase/
(In millions)	2016	2015	(Decrease)
Operating revenues (a)	$16.2	$(18.0)	$34.2
Operating expenses:
Operations	3.4	6.5	(3.1)
Depreciation and amortization	0.1	0.1	—
General taxes and other assessments	0.2	0.6	(0.4)
Operating expenses	$3.7	$7.2	$(3.5)
Equity earnings	5.0	1.9	3.1
Other income	0.1	—	0.1
EBIT	$17.6	$(23.3)	$40.9
(a) The trading margins of Midstream Energy Services, including unrealized gains and losses on derivative instruments, are netted within operating revenues.
The increase in EBIT primarily reflects: (i) a $51.4 million increase related to valuations on our derivative contracts associated with our long-term transportation strategies; (ii) lower development expenses related to our pipeline investments and (iii) higher income related to our pipeline investments. Partially offsetting these favorable variances are: (i) $10.7 million in lower valuations and realized margins related to storage inventory and the associated economic hedging transactions and (ii) a decrease of $6.5 million related to margins on our transportation strategies, primarily as a result of losses of approximately $8.8 million associated with the index price used in a gas purchase contract with Antero, which is the subject of arbitration. These losses may continue to increase in the near term, but we anticipate they will reverse in future periods upon the completion of the arbitration proceedings. Refer to Note 13 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements for further discussion of this matter.

Other Non-Utility Activities

Transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our four operating segments, are aggregated as “Other Activities” and included as part of non-utility operations. Our other non-utility activities reflect EBIT of $(2.8) million and $(8.9) million for the nine months ended June 30, 2016 and 2015, respectively. The change in EBIT reflects a $5.6 million impairment charge of our investment in ASDHI recorded in the prior year period.

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

Consolidated Income Taxes

The following table shows WGL’s consolidated income tax expense and effective income tax rate for the nine months ended June 30, 2016 and 2015.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Consolidated Income Taxes
	Nine Months Ended June 30,		Increase/
(In millions)	2016	2015	(Decrease)
Income before income taxes	$281.1	$211.0	$70.1
Income tax expense	103.6	80.4	23.2
Effective income tax rate	36.9%	38.1%	(1.2)%
The decrease in the effective income tax rate for the nine months ended June 30, 2016, compared to the same prior year period, is mainly due to a $5.6 million impairment charge of our investment in ASDHI recorded in the prior year period. Refer to Note 9—Income Taxes of the Notes to the Consolidated Financial Statements of our combined Annual Report on Form 10-K for details.

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
During the nine months ended June 30, 2016, WGL met its liquidity and capital needs through retained earnings and the issuance of commercial paper, long-term debt and common stock, and expects to do so for the remainder of fiscal year 2016. Washington Gas met its liquidity and capital needs through retained earnings and the issuance of commercial paper.
Our ability to access capital markets depends on our credit ratings, general market liquidity, and investor demand for our securities. Our credit ratings depend largely on the financial performance of our subsidiaries, and a ratings downgrade could both increase our borrowing costs and trigger the need for us to post additional collateral with our wholesale counterparties or other creditors. In support of our credit ratings, we have a goal to maintain our common equity ratio in the 50% range of total consolidated capital over the long term. As of June 30, 2016, total consolidated capitalization, including current maturities of long-term debt and notes payable, comprised 47.2% common equity, 0.9% Washington Gas preferred stock and 51.9% long- and short-term debt. This ratio varies during the fiscal year primarily due to the seasonal nature of Washington Gas' business. This seasonality also affects our short-term debt balances, which are typically higher in the fall and winter months and substantially lower in the spring when a significant portion of our current assets are converted into cash at the end of the heating season. Our cash flow requirements and our ability to provide satisfactory resources to meet those requirements are primarily influenced by the activities of all of WGL’s operating segments.
Our plans provide for sufficient liquidity to satisfy our financial obligations. At June 30, 2016, we had no significant restrictions on our cash balances or retained earnings that would affect the payment of common or preferred stock dividends by either WGL or Washington Gas.
Short-Term Cash Requirements and Related Financing
Washington Gas has seasonal short-term cash requirements to fund the purchase of storage gas inventory in advance of the winter heating season. At June 30, 2016 and September 30, 2015, Washington Gas had balances in gas storage of $55.9 million and $94.5 million, respectively. Washington Gas collects the cost of gas under cost recovery mechanisms approved by its regulators. Additionally, Washington Gas may be required to post cash collateral for certain purchases.
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
Variations in the timing of collections under Washington Gas’ gas cost recovery mechanisms can significantly affect its short-term cash requirements. At June 30, 2016 and September 30, 2015, Washington Gas had $3.9 million and $15.9 million in net over-collections, respectively, of gas costs reflected in current liabilities as gas costs due to customers. Amounts under-collected or over-collected that are generated during the current gas cost recovery cycle are deferred as a regulatory asset or

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

liability on the balance sheet until September 1 of each year, at which time the accumulated amount is transferred to gas costs due from/to customers as appropriate. At June 30, 2016 and September 30, 2015, Washington Gas had a net regulatory liability of $9.9 million and $28.8 million, respectively, related to the current gas recovery cycle.
WGL Energy Services and WGL Midstream have seasonal short-term cash requirements to fund the purchase of storage gas inventory in advance of the winter heating season. At June 30, 2016 and September 30, 2015, WGL Energy Services had balances in gas storage of $18.8 million and $36.1 million, respectively. WGL Energy Services collects revenues that are designed to reimburse commodity costs used to supply their retail customer and wholesale counterparty contracts. At June 30, 2016 and September 30, 2015, WGL Midstream had balances in gas storage of $98.0 million and $80.8 million, respectively. As market opportunities arise, WGL Midstream collects revenues in excess of its commodity costs through its wholesale counterparty contracts. WGL Energy Services and WGL Midstream derive funding to finance these activities from short-term debt issued by WGL. Additionally, WGL Energy Services and WGL Midstream may be required to post cash collateral for certain purchases. WGL Energy Services and WGL Midstream may be required to provide parent guarantees from WGL for certain transactions.
In addition to storage gas, WGL Midstream also has cash requirements to fund the capital requirements of its various infrastructure investments. At June 30, 2016 and September 30, 2015, WGL Midstream had investments of $217.5 million and $73.4 million related to these pipelines, respectively. WGL Midstream initially funds capital calls related to these investments from short-term debt issued by WGL, generally with the intent of securing potential long-term financing arrangements in the form of long-term debt or equity by WGL.
WGL Energy Systems has cash requirements to fund the construction and purchase of residential and commercial distributed generation systems. WGL Energy Systems initially finances these activities through short-term debt issued by WGL, generally with the intent of securing potential long-term financing arrangements in the form of long-term debt or equity by WGL.
WGL and Washington Gas use short-term debt in the form of commercial paper or unsecured short-term bank loans to fund seasonal cash requirements. Our policy is to maintain back-up bank credit facilities in an amount equal to or greater than our expected maximum commercial paper position.
WGL and Washington Gas each have credit facilities. The credit facility for WGL permits it to borrow up to $450.0 million, and further permits, with the banks’ approval, additional borrowings of $100.0 million for a maximum potential total of $550.0 million. The credit facility for Washington Gas permits it to borrow up to $350.0 million, and further permits, with the banks’ approval, additional borrowings of $100.0 million for a maximum potential total of $450.0 million. The interest rate on loans made under each of the credit facilities is a fluctuating rate per annum that is set using certain parameters at the time each loan is made. WGL and Washington Gas incur credit facility fees, which in some cases are based on the long-term debt ratings of Washington Gas. In the event that the long-term debt of Washington Gas is downgraded below certain levels, WGL and Washington Gas would be required to pay higher fees. There are five different levels of fees. The credit facility for WGL defines its applicable fee level as one level below the level applicable to Washington Gas. Under the terms of the credit facilities, the lowest level facility fee is 0.06% and the highest is 0.175%. The facilities have a maturity date of December 19, 2019, and the credit agreements each provide for a right for WGL or Washington Gas, as applicable to request two additional one-year extensions, with the banks’ approval. Credit facility balances available to WGL and Washington Gas, net of commercial paper balances, were $294.0 million and $200.0 million at June 30, 2016 and $207.0 million and $261.0 million at September 30, 2015 .
To manage credit risk, Washington Gas may require certain customers and suppliers to provide deposits, including collateral from wholesale counterparties, which are reported as current liabilities in “Customer deposits and advance payments,” in the accompanying balance sheets. At June 30, 2016 and September 30, 2015, “Customer deposits and advance payments” totaled $78.3 million and $88.5 million, respectively. For Washington Gas, deposits from customers may be refunded at various times throughout the year based on the customer’s payment habits. At the same time, other customers make new deposits that cause the balance of customer deposits to remain relatively steady. There are no restrictions on Washington Gas’ use of these customer deposits. Washington Gas pays interest to its customers on these deposits in accordance with the requirements of its regulatory commissions.
For WGL Energy Services and WGL Midstream, deposits typically represent collateral for transactions with wholesale counterparties. These deposits may be reduced, repaid or increased at any time based on the current value of WGL Energy Services’ or WGL Midstream’s net position with the counterparty. Currently, there are no restrictions on the use of deposited funds and interest is paid to the counterparty on these deposits in accordance with its contractual obligations. Refer to the section entitled "Credit Risk" for further discussion of our management of credit risk.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Project Financing
Washington Gas obtains third-party project financing on behalf of the Federal government to provide funds during the construction of certain energy management services projects entered into under Washington Gas' area-wide contract. As the lender funds the energy management services project, Washington Gas establishes a notes payable to the lender. As work is performed, Washington Gas establishes a receivable representing the government's obligation to remit principal and interest. The notes payable and receivable are equal to each other at the end of the construction period, but there could be timing differences in the recognition of the project related payable and receivable during the construction period. When these projects are formally “accepted” by the government and deemed complete, Washington Gas assigns the ownership of the receivable to the lender in satisfaction of the obligation to the lender and removes both the receivable and the obligation related to the financing from its financial statements.
As of June 30, 2016, Washington Gas recorded a $56.6 million "Accounts receivable" on the balance sheet and a $52.3 million corresponding short-term obligation to the lender in "Notes payable", for energy management services projects that were not complete. Because these projects are financed for government agencies which have minimal credit risk, and with which we have previous collection experience, Washington Gas did not record a corresponding reserve for bad debts related to these receivables at June 30, 2016.
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
On February 18, 2016, WGL entered into a credit agreement providing for a term loan facility and borrowed $250 million under the agreement. The credit agreement provides for a maturity date of February 18, 2018, with a one-year extension option with the lenders' approval. In addition to the initial borrowings, the credit agreement permits, with the lenders' approval, additional borrowings of up to $100 million, for maximum potential borrowings under the credit agreement of $350 million. The interest rate on loans made under the credit agreement will be a fluctuating rate that will be determined from time to time based on parameters set forth in the credit agreement.
As WGL increases capital expenditures pursuant to its announced investment commitments and its other growth strategies, it plans to continue raising capital by issuing additional shares of common stock. There can be no assurance, however, that we will be able to continue raising capital or whether it will be on favorable terms. On November 24, 2015, WGL entered into an equity distribution agreement relating to a continuous offering under which WGL may sell common stock with an aggregate sales price of up to $150 million through an ATM program. Sales of common stock can be made by means of privately negotiated transactions, as transactions on the New York Stock Exchange at market prices or in such other transactions as agreed upon by WGL and the sales agents and in conformance with applicable securities laws. WGL began selling shares under this agreement in February 2016. During the nine months ended June 30, 2016, WGL has issued 1.2 million shares of common stock for gross proceeds of $78.2 million.
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
Ratings Triggers and Certain Debt Covenants
WGL and Washington Gas pay credit facility fees, which in some cases are based on the long-term debt ratings of Washington Gas. Under the terms of WGL’s and Washington Gas' credit agreements, term loan facility and private placement notes, the ratio of consolidated financial indebtedness to consolidated total capitalization cannot exceed 0.65 to 1.0 (65.0%). As of June 30, 2016, WGL's and Washington Gas' ratios of consolidated financial indebtedness to consolidated total capitalization were 52% and 43%, respectively. In addition, WGL and Washington Gas are required to inform lenders of changes in corporate existence, financial conditions, litigation and environmental warranties that might have a material effect on debt ratings. The failure to inform the lenders’ agent of material changes in these areas might constitute default under the agreements. Additionally, failure to pay principal or interest on any other indebtedness may be deemed a default under our credit agreements. A default, if not remedied, may lead to a suspension of further loans and/or acceleration in which obligations become immediately due and payable. At June 30, 2016, we believe we were in compliance with all of the covenants under our revolving credit facilities.
For certain of Washington Gas’ natural gas purchase and pipeline capacity agreements, if the long-term debt of Washington Gas is downgraded to or below the lower of a BBB- rating by Standard & Poor’s or a Baa3 rating by Moody’s Investors Service, or if Washington Gas is deemed by a counterparty not to be creditworthy, then the counterparty may withhold service or deliveries, or may require additional credit support. For certain other agreements, if the counterparty’s credit exposure to Washington Gas exceeds a contractually defined threshold amount, or if Washington Gas’ credit rating declines by a certain rating level, then the counterparty may require additional credit support. At June 30, 2016, Washington Gas would not be required to provide additional credit support for these arrangements if its long-term credit rating was to be downgraded by one rating level.
WGL guarantees payments for certain purchases of natural gas and electricity on behalf of WGL Energy Services, WGL Energy Systems and WGL Midstream (refer to “Contractual Obligations, Off-Balance Sheet Arrangements and Other Commercial Commitments” for further discussion of these guarantees). If the credit rating of WGL declines, WGL Energy Services, WGL Energy Systems and WGL Midstream may be required to provide additional credit support and credit enhancements for these purchase contracts. At June 30, 2016, WGL Energy Services and WGL Energy Systems would not be required to provide additional credit support for these arrangements. WGL Midstream would be required to provide $50,000 of additional credit support for these arrangements due to counterparties being over-collateralized.

Historical Cash Flows
The following table summarizes WGL’s net cash provided by (used in) operating, investing and financing activities for the nine months ended June 30, 2016 and 2015:

	Nine Months Ended June 30,
(In millions)	2016	2015	Increase/ (Decrease)
Cash provided by (used in):
Operating activities	$235.4	$513.0	$(277.6)
Financing activities	$238.2	$(113.2)	$351.4
Investing activities	$(463.9)	$(342.5)	$(121.4)
Cash Flows Provided by Operating Activities

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
The non-utility cash flows from operating activities primarily reflect: (i) the timing of receipts related to distributed generation and federal projects in the commercial energy systems segment; (ii) the timing of receipts related to electric and gas bills and the timing of payments for the cost of the commodity for WGL Energy Services and (iii) the timing of gas purchases and sales resulting from asset optimization arrangements at WGL Midstream. Both WGL Energy Services' and WGL Midstream's cash flows are impacted by the timing of derivative settlements.
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
Net cash flows provided by operating activities for the nine months ended June 30, 2016 was $235.4 million compared to net cash flows provided by operating activities of $513.0 million for the nine months ended June 30, 2015. The decrease in net cash flows reflects decreased sales volumes to customers due to warmer than normal weather during the period and the associated timing of payments for, and recovery of, energy related costs.
Cash Flows Provided by (Used in) Financing Activities
Cash flows provided by financing activities totaled $238.2 million for the nine months ended June 30, 2016, compared to cash flows used in financing activities of $113.2 million for the same period of the prior year. This increase in cash flows primarily reflects a $271.5 million increase in notes payable-net during the current period, $78.1 million of common stock issued during the current period and a $41.5 million increase due to common stock repurchased during the prior year period.
Cash Flows Used in Investing Activities
During the nine months ended June 30, 2016, cash flows used in investing activities totaled $463.9 million compared to $342.5 million used in the nine months ended June 30, 2015. This increase in cash used is primarily due to our additional funding for Washington Gas' accelerated pipe replacement programs, an increase in capital expenditures related to non-utility commercial distributed generation assets and a $89.4 million investment in the Stonewall Gas Gathering System (Stonewall System) during the current period. Refer to "Pipeline Investments" below.

Capital Investments
The following table depicts our projected capital investments for fiscal years 2016 through 2020. Our capital outlays include expenditures to extend service to new areas to improve service for our utility customers and to grow our non-utility investments.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

	Projected
(In millions)	2016	2017	2018	2019	2020	Total
New business(a)	$106.5	$130.6	$151.1	$169.8	$184.1	$742.1
Replacements:
Regulatory plans(b)	125.2	125.0	126.9	134.2	151.6	662.9
Other	70.8	47.6	44.2	43.2	43.5	249.3
Customer information system	40.9	15.5	—	—	—	56.4
Other utility	41.4	47.1	58.5	48.1	56.0	251.1
Total utility(c)	384.8	365.8	380.7	395.3	435.2	1,961.8
Pipeline investments	162.6	343.8	229.4	18.2	0.1	754.1
Distributed generation	165.1	100.1	100.1	100.1	100.1	565.5
Other non-utility	12.0	0.4	0.1	0.1	0.1	12.7
Total investments	$724.5	$810.1	$710.3	$513.7	$535.5	$3,294.1

(a) Includes certain projects that support the existing distribution system.
(b) Represents capital expenditures (excluding cost of removal), both approved, and expected to be approved, under our Accelerated Pipeline
Replacement Programs in all jurisdictions.
(c) Excludes Allowance for Funds Used During Construction and cost of removal.

Pipeline Investments
Constitution Pipeline
 In 2013, WGL Midstream invested in Constitution. At June 30, 2016, WGL Midstream's total estimated share of the cost of Constitution is estimated to be $95.5 million over the term of the agreement, reflecting a 10% share in the pipeline venture. The pipeline project is designed to transport at least 650,000 dekatherms of natural gas per day from the Marcellus region in northern Pennsylvania to major northeastern markets. Fully contracted with long-term commitments from established natural gas producers currently operating in Pennsylvania, the pipeline is designed to originate from the Marcellus production areas in Susquehanna County, Pennsylvania, and interconnect with the Iroquois Gas Transmission and Tennessee Gas Pipeline systems in Schoharie County, New York.
On December 2, 2014, the Federal Energy Regulatory Commission (FERC) issued an order granting a certificate of public convenience and necessity.
On April 22, 2016, the NYSDEC denied Constitution’s application for a Section 401 Certification for the pipeline, which is necessary for the construction and operation of the pipeline. Constitution has stated that it remains committed to pursuing the project and that it intends to pursue all available options to challenge the legality and appropriateness of NYSDEC’s decision. In May, 2016, Constitution filed actions in both the U.S. Circuit Court of Appeals for the Second Circuit and the U.S. District Court for the Northern District of New York, appealing the decision and seeking declaratory judgment that the State of New York’s permitting authority is preempted by federal law. The courts have granted Constitution's motions to expedite the schedules for these legal actions. WGL Midstream held a $39.9 million equity method investment in Constitution at June 30, 2016. Refer to Note 11, Other Investments of the Notes to the Consolidated Financial Statements for further discussion of this matter.
In light of the foregoing matters, Constitution has revised its target in-service to the second half of 2018. As a result of the revised target in-service date, we have revised our capital expenditure projections for Constitution for fiscal year 2017 and beyond.
Meade
In February 2014, WGL Midstream and certain venture partners formed, and WGL Midstream acquired a 55% interest in Meade Pipeline Co LLC (Meade). Meade was formed to develop and own, jointly with Transcontinental Gas Pipe Line Company, LLC (Transco), an approximately 185-mile pipeline originating in Susquehanna County, Pennsylvania and extending to Lancaster County, Pennsylvania (Central Penn) that will have the capacity to transport and deliver up to approximately 1.7 million dekatherms per day of natural gas.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Central Penn will be an integral part of Transco’s “Atlantic Sunrise” project. WGL Midstream will invest an estimated $410 million for its interest in Meade, and Meade will invest an estimated $746 million in Central Penn for an approximate 39% interest in Central Penn. Transco will hold the remaining ownership interests in Central Penn. Central Penn currently has a projected in-service date of December, 2017.
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
Stonewall Gas Gathering System
In February 2016, WGL Midstream acquired a 35% equity interest in an entity that owns and operates certain assets known as the Stonewall System for an investment of $89.4 million. The Stonewall System has the capacity to gather up to 1.4 billion cubic feet of natural gas per day from the Marcellus production region in West Virginia, and connects with an interstate pipeline system that serves markets in the mid-Atlantic region. In May 2016, another party to the deal exercised its option to invest in the Stonewall System. As a result, WGL Midstream's ownership decreased to 30%.

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

There have been no significant changes to contractual obligations during the three and nine months ended June 30, 2016.

Off-Balance Sheet Arrangements
WGL has provided contributions and guarantees to Meade on behalf of WGL Midstream. As of June 30, 2016, our maximum exposure to loss was $68.4 million. WGL has provided guarantees to Mountain Valley on behalf of WGL Midstream and another partner in the venture. WGL's maximum exposure to loss due to the provided guarantees was $20.0 million at June 30, 2016. Refer to Note 11 - Other Investments of the Notes to Condensed Consolidated Financial Statements for a further discussion of our Meade and Mountain Valley investments.
Financial Guarantees
WGL has guaranteed payments primarily for certain commitments on behalf of certain subsidiaries. At June 30, 2016, these guarantees totaled $30.6 million, $238.1 million, $11.5 million and $327.4 million for Washington Gas, WGL Energy Services,

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

WGL Energy Systems and WGL Midstream, respectively. At June 30, 2016,WGL also had guarantees on behalf of other subsidiaries totaling $2.0 million. The amount of such guarantees is periodically adjusted to reflect changes in the level of WGL's financial exposure related to these commitments. For all of our financial guarantees, WGL may cancel any or all future obligations upon written notice to the counterparty, but WGL would continue to be responsible for the obligations created under the guarantees prior to the effective date of the cancellation. WGL has also guaranteed payments for certain of our external partners. At June 30, 2016, these guarantees totaled $18.9 million.
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
Washington Gas, WGL Energy Services and WGL Midstream are also subject to the collateral requirements of their counterparties. At June 30, 2016, WGL, Washington Gas, WGL Energy Services and WGL Midstream provided $4.8 million, $16.0 million, $10.6 million and $28.2 million in cash collateral to counterparties, respectively.
The following table provides information on our credit exposure, net of collateral, to wholesale counterparties as of June 30, 2016 for Washington Gas, WGL Energy Services and WGL Midstream, separately.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Credit Exposure to Wholesale Counterparties (In millions)
Rating(a)	Exposure Before Credit Collateral(b)	Offsetting Credit Collateral Held(c)	Net Exposure	Number of Counterparties Greater Than 10%(d)	Net Exposure of Counterparties Greater Than 10%
Washington Gas
Investment grade	$43.3	$—	$43.3	2	$30.3
Non-investment grade	3.5	3.4	0.1	—	—
No external ratings	5.0	0.2	4.8	—	—
WGL Energy Services
Investment grade	$4.7	$—	$4.7	4	$4.4
Non-investment Grade	—	—	—	—	—
No external ratings	0.1	—	0.1	—	—
WGL Midstream
Investment grade	$34.8	$—	$34.8	2	$27.0
Non-investment grade	1.0	1.2	—	—	—
No external ratings	10.6	0.6	10.0	—	—

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
WGSW is indirectly subject to retail credit risk associated with non-payment by customers who lease distributed energy equipment or maintain energy service agreements through ASD Solar LP, Nextility and SunEdison. This credit risk was mitigated through minimum credit quality criteria established in each of WGSW’s agreements for customer agreements. These criteria were satisfied to enable WGSW to participate in the project financing arrangement or partnership interest.
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
The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Regulated Utility segment’s energy-related derivatives during the nine months ended June 30, 2016:

Regulated Utility Segment Changes in Fair Value of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2015	$(285.8)
Net fair value of contracts entered into during the period	(8.0)
Other changes in net fair value	41.3
Realized net settlement of derivatives	(0.2)
Net assets (liabilities) at June 30, 2016	$(252.7)

Regulated Utility Segment Roll Forward of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2015	$(285.8)
Recorded to income	9.2
Recorded to regulatory assets/liabilities	24.9
Net option premium payments	(0.8)
Realized net settlement of derivatives	(0.2)
Net assets (liabilities) at June 30, 2016	$(252.7)
The maturity dates of our net assets (liabilities) associated with the regulated utility segment’s energy-related derivatives recorded at fair value at June 30, 2016, is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Regulated Utility Segment Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

(In millions)	Remainder of 2016	2017	2018	2019	2020	Thereafter	Total
Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	(0.9)	(6.1)	(2.3)	(0.1)	—	—	(9.4)
Level 3 — Significant unobservable inputs	(2.4)	(40.0)	(27.6)	(21.6)	(19.4)	(132.3)	(243.3)
Total net assets (liabilities) associated with our energy-related derivatives	$(3.3)	$(46.1)	$(29.9)	$(21.7)	$(19.4)	$(132.3)	$(252.7)
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
The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Retail Energy-Marketing segment’s energy-related derivatives during the nine months ended June 30, 2016:

Retail Energy-Marketing Segment Changes in Fair Value of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2015	$(30.0)
Net fair value of contracts entered into during the period	1.8
Other changes in net fair value	17.8
Realized net settlement of derivatives	6.6
Net assets (liabilities) at June 30, 2016	$(3.8)

Retail Energy-Marketing Segment Roll Forward of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2015	$(30.0)
Recorded to income	15.6
Recorded to accounts payable	4.0
Realized net settlement of derivatives	6.6
Net assets (liabilities) at June 30, 2016	$(3.8)

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

The maturity dates of our net assets (liabilities) associated with the Retail Energy-Marketing segments’ energy-related derivatives recorded at fair value at June 30, 2016 is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Retail Energy-Marketing Segment Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

(In millions)	Remainder of 2016	2017	2018	2019	2020	Thereafter	Total
Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	1.2	5.0	0.4	(0.1)	0.2	—	6.7
Level 3 — Significant unobservable inputs	(2.6)	(4.3)	(2.9)	(0.6)	(0.1)	—	(10.5)
Total net assets (liabilities) associated with our energy-related derivatives	$(1.4)	$0.7	$(2.5)	$(0.7)	$0.1	$—	$(3.8)
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
The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Midstream Energy Services segments’ energy-related derivatives during the nine months ended June 30, 2016:

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Midstream Energy Services Segment Changes in Fair Value of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2015	$(21.8)
Net fair value of contracts entered into during the period	(7.2)
Other changes in net fair value	49.8
Realized net settlement of derivatives	(39.8)
Net assets (liabilities) at June 30, 2016	$(19.0)

Midstream Energy Services Segment Roll Forward of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2015	$(21.8)
Recorded to income	42.6
Realized net settlement of derivatives	(39.8)
Net assets (liabilities) at June 30, 2016	$(19.0)

The maturity dates of our net assets (liabilities) associated with the Midstream Energy Services segments’ energy-related derivatives recorded at fair value at June 30, 2016 is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Midstream Energy Services Segment Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

(In millions)	Remainder of 2016	2017	2018	2019	2020	Thereafter	Total
Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	(4.1)	(17.5)	—	—	—	—	(21.6)
Level 3 — Significant unobservable inputs	(1.5)	(5.0)	(1.8)	0.4	1.2	9.3	2.6
Total net assets associated with our energy-related derivatives	$(5.6)	$(22.5)	$(1.8)	$0.4	$1.2	$9.3	$(19.0)
Refer to Note 8, Derivative and Weather-Related Instruments and Note 9, Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements for further discussion of our derivative activities and fair value measurements.
Value-at-Risk
WGL Energy Services measures the market risk of its energy commodity portfolio by determining its value-at-risk. Value-at-risk is an estimate of the maximum loss that can be expected at some level of probability if a portfolio is held for a given time period. The value-at-risk calculation for natural gas and electric portfolios include assumptions for normal weather, new customer additions and renewing customers for which supply commitments have been secured. Based on a 95% confidence interval for a one-day holding period, WGL Energy Services’ value-at-risk at June 30, 2016 was approximately $20,300 and $23,200, related to its natural gas and electric portfolios, respectively. WGL Energy Services’ value-at-risk for the natural gas and electric portfolios fluctuate relative to market prices and portfolio composition. The high, low and average value-at-risk for natural gas and electric portfolios between the period October 1, 2015 and June 30, 2016 are noted in the table below.

WGL Energy Services Value-at-Risk
(In thousands)	High	Low	Average
Natural Gas Portfolio	$62.8	$7.6	$22.8
Electric Portfolio	116.0	15.8	47.1
Total	$178.8	$23.4	$69.9
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
Short-Term Debt. At June 30, 2016 and September 30, 2015, WGL and its subsidiaries had outstanding notes payable of $358.3 million and $332.0 million, respectively. The carrying amount of our short-term debt approximates fair value. A change of 100 basis points in the underlying average interest rate for our short-term debt would have caused a change in interest expense of approximately $2.1 million for the quarter.
Long-Term Debt. At June 30, 2016 and September 30, 2015, WGL had outstanding fixed-rate MTNs and other long-term debt of $1,194.3 million and $944.2 million, excluding current maturities and unamortized discounts. While fixed-rate debt does not expose us to earnings risk when market interest rates change, such debt is subject to changes in fair value. Fair value is defined as the present value of the debt securities’ future cash flows discounted at interest rates that reflect market conditions as

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

of the measurement date. As of June 30, 2016, the fair value of WGL’s fixed-rate debt was $1,373.1 million. Our sensitivity analysis indicates that fair value would increase by approximately $44.5 million or decrease by approximately $41.4 million if interest rates were to decline or increase by 10%, respectively, from current market levels. At June 30, 2016, Washington Gas had outstanding fixed-rate MTNs and other long-term debt of $695.9 million, excluding current maturities and unamortized discounts. As of June 30, 2016, the fair value of Washington Gas’ fixed-rate debt was $868.2 million. Our sensitivity analysis indicates that fair value would increase by approximately $32.0 million or decrease by approximately $30.0 million if interest rates were to decline or increase by 10%, respectively, from current market levels. In general, such an increase or decrease in fair value would impact earnings and cash flows only if WGL or Washington Gas were to reacquire some or all of these instruments in the open market prior to their maturity.
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
Derivative Instruments. WGL expects to issue 30-year debt in January 2018. In anticipation of the debt issuance, WGL entered into forward starting interest rate swaps with a total notional amount outstanding of $200.0 million, to hedge the variability in future interest payments. WGL designated these interest rate swaps as cash flow hedges. The effective portion of changes in fair value is reported as a component of other comprehensive income (loss), and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of these derivatives will be recognized directly through earnings as interest expense.  There has been no ineffectiveness recorded to income associated with these hedges.
Washington Gas expects to issue 30-year debt in late 2016. In anticipation of the debt issuance, during May 2016, Washington Gas entered into a forward starting interest rate swap, with a notional amount of $125.0 million. The change in the fair value of the interest rate swap is reported as a regulatory asset. Refer to Note 8-Derivative and Weather-Related Instruments for further discussion of our interest-rate risk management activity.

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
RESULTS OF OPERATIONS—Three Months Ended June 30, 2016 vs. June 30, 2015
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
Key gas delivery, weather and meter statistics are shown in the table below for the three months ended June 30, 2016 and 2015.

Gas Deliveries, Weather and Meter Statistics
	Three Months Ended June 30,		Increase/
	2016	2015	(Decrease)
Gas Sales and Deliveries (millions of therms)
Firm
Gas sold and delivered	110.6	98.1	12.5
Gas delivered for others	89.0	67.1	21.9
Total firm	199.6	165.2	34.4
Interruptible
Gas sold and delivered	0.3	0.3	—
Gas delivered for others	49.4	46.7	2.7
Total interruptible	49.7	47.0	2.7
Electric generation—delivered for others	65.9	57.9	8.0
Total deliveries	315.2	270.1	45.1
Degree Days
Actual	388	203	185
Normal	290	296	(6)
Percent colder (warmer) than normal	33.8%	(31.4)%	n/a
Average active customer meters	1,145,000	1,132,900	12,100
New customer meters added	2,461	2,501	(40)
Gas Service to Firm Customers. The volume of gas delivered to firm customers is highly sensitive to weather variability as a large portion of the natural gas delivered by Washington Gas is used for space heating. Washington Gas’ rates are based on an assumption of normal weather. The tariffs in the Maryland and Virginia jurisdictions include provisions that consider the effects of the RNA and the WNA/CRA mechanisms, respectively, that are designed to, among other things, eliminate the effect on net revenues of variations in weather from normal levels (refer to the section entitled “Weather Risk” for a further discussion of these mechanisms and other weather-related instruments included in our weather protection strategy). The comparison of firm volumes delivered for the current quarter compared to the prior quarter primarily reflects significantly colder weather in the current quarter, as well as an increase in average active customer meters.
Gas Service to Interruptible Customers. Washington Gas must curtail or interrupt service to this class of customer when the demand by firm customers exceeds specified levels.
In the District of Columbia, the effect on net income of any changes in delivered volumes and prices to interruptible customers is limited by margin-sharing arrangements that are included in Washington Gas’ firm rate designs. Rates for interruptible customers in Maryland and Virginia are based on a traditional cost of service approach. In Virginia, Washington Gas retains a majority of the margins earned on interruptible gas and delivery sales. Washington Gas shares actual non-gas margins from interruptible sales service customers that are in excess of delivery service rates. In Maryland, Washington Gas

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

retains a defined amount of revenues based on a set threshold. The comparison for the current quarter compared to the prior quarter primarily reflects colder weather in the current quarter, as well as conversions of certain interruptible customers to firm service.
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
Income Taxes
Please refer to the nine months ended June 30, 2016, for information about Washington Gas' income tax expense and effective income tax rate.
RESULTS OF OPERATIONS—Nine Months Ended June 30, 2016 vs. June 30, 2015
Key gas delivery, weather and meter statistics are shown in the table below for the nine months ended June 30, 2016 and 2015.

Gas Deliveries, Weather and Meter Statistics
	Nine Months Ended June 30,		Increase/
	2016	2015	(Decrease)
Gas Sales and Deliveries (millions of therms)
Firm
Gas sold and delivered	710.0	883.8	(173.8)
Gas delivered for others	441.0	506.2	(65.2)
Total firm	1,151.0	1,390.0	(239.0)
Interruptible
Gas sold and delivered	2.4	1.8	0.6
Gas delivered for others	194.9	217.8	(22.9)
Total interruptible	197.3	219.6	(22.3)
Electric generation—delivered for others	168.3	113.1	55.2
Total deliveries	1,516.6	1,722.7	(206.1)
Degree Days
Actual	3,340	3,929	(589)
Normal	3,719	3,746	(27)
Percent colder (warmer) than normal	(10.2)%	4.9%	n/a
Average active customer meters	1,141,200	1,129,200	12,000
New customer meters added	9,035	9,048	(13)
Gas Service to Firm Customers. The comparison in natural gas deliveries to firm customers primarily reflects significantly warmer weather, partially offset by an increase of average active customer meters of over 12,000 in the current period than in the same period of the prior year.
Gas Service to Interruptible Customers. The decrease in therm deliveries to interruptible customers reflects decreased demand due to warmer weather.
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

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

The following table shows Washington Gas' income tax expense and effective income tax rate for the nine months ended June 30, 2016 and 2015.

Income Taxes
	Nine Months Ended June 30,		Increase/
(In millions)	2016	2015	(Decrease)
Income before income taxes	$210.8	$205.6	$5.2
Income tax expense	80.3	77.4	2.9
Effective income tax rate	38.1%	37.6%	0.5%
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
District of Columbia Jurisdiction
Investigation into Washington Gas’ Cash Reimbursement to Competitive Service Providers (CSPs). On August 5, 2014, the Office of the People’s Counsel’s (OPC) of DC filed a complaint with The Public Service Commission of the District of Columbia (PSC of DC) requesting that the Commission open an investigation into Washington Gas’ payments to CSPs to cash-out over-deliveries of natural gas supplies during the 2008-2009 winter heating season. OPC asserted that Washington Gas made excess payments in the amount of $2.4 million to CSPs. On December 19, 2014, the PSC of DC granted the OPC of DC’s request and opened a formal investigation. On October 27, 2015, the PSC of DC issued an order finding that Washington Gas, in performing the cash-out, had violated D.C. Code 34-1101’s requirement that no service shall be provided without Commission approval. The PSC of DC directed Washington Gas to provide calculations showing what the impact would have been had Washington Gas made volumetric adjustments to CSP deliveries as of April 2009, which Washington Gas calculates would result in a refund of approximately $2.4 million, which was recognized by WGL in fiscal year 2015. On February 3, 2016, the PSC of DC issued an order denying OPC’s application for reconsideration and granting in part, and denying in part, Washington Gas’ application for reconsideration.  Washington Gas and OPC filed initial briefs on February 18, 2016, and reply briefs on February 29, 2016, on the issue of whether there is a more reasonable way to reconcile the over-deliveries by CSPs such as through volumetric adjustments, or through cash payments.

District of Columbia Rate Case. On February 26, 2016, Washington Gas filed an application with the PSC of DC to increase its base rates for natural gas service, generating $17.4 million in additional annual revenue. The revenue increase would include $4.5 million associated with natural gas system upgrades previously approved by the PSC of DC and currently paid by customers through monthly surcharges. The filing addresses rate relief necessary for Washington Gas to recover its costs and earn its allowed rate of return. The filing also satisfies the requirement for Washington Gas to file a new rate proposal by August 1, 2016, under a settlement agreement approved by the PSC of DC in 2015, which provides for the recovery through a surcharge mechanism of costs related to an accelerated pipe replacement program to upgrade the Washington Gas distribution system and enhance safety.

The application for a rate increase also: (i) provides for a revenue normalization adjustment (RNA) in the proposed rate structure to reduce fluctuations in customers’ bills resulting from extreme weather patterns; (ii) proposes a commercial framework for the delivery of natural gas for Combined Heat and Power (CHP) systems, which efficiently capture vented heat during the power generation process and use this heat for space heating and cooling and (iii) proposes an incentive program for developers of multi-family housing projects to bring the benefits of natural gas, including lower energy bills

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

and reduced carbon emissions, to more residents in the District of Columbia. The application requests authority to earn an 8.23% overall rate of return, including a return on equity of 10.25%. Washington Gas anticipates that the new rates will become effective in March 2017.

On April 27, 2016, the Commission issued an order approving a Washington Gas special contract with the U.S. Architect of the Capitol. This contract for natural gas service will generate annual firm revenues of $2.6 million and result in a reduction of the revenue deficiency in the pending rate case from $17.4 million to $14.8 million. On May 31, 2016, Washington Gas filed a correction of an adjustment related to bad debt expense, which increased the revenue deficiency from $14.8 million to $17.3 million.

On July 6, 2016, the OPC, the Apartment and Office Building Association of Metropolitan Washington (AOBA) and other intervenors filed direct testimony and exhibits. The OPC recommends a rate increase of approximately $0.4 million, while AOBA recommends a rate increase of not more than approximately $8.5 million. Rebuttal testimony by Washington Gas and all parties must be filed by August 26, 2016.

Virginia Jurisdiction

Virginia Rate Case. On June 30, 2016, Washington Gas filed an application with the SCC of VA to increase its base rates for natural gas service, generating $45.6 million in additional annual revenue. The revenue increase includes $22.3 million associated with natural gas pipeline replacement initiatives previously approved by the Commission and paid by customers through a monthly rider. Additionally, the proposed rate increase includes provisions designed to deliver the benefits of natural gas to more customers that include: (i) facilitating conversion to natural gas in locations already served by Washington Gas; (ii) expanding the natural gas system to high-growth communities in Virginia and (iii) research and development that we believe will enable innovations to enhance service for our customers.

We anticipate that the new rates will become effective, subject to refund, for usage in the December 2016 billing cycle.
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
Pursuant to the law, on May 6, 2015, Washington Gas entered into a 20-year agreement with Energy Corporation of America (ECA) to acquire natural gas reserves through non-operating working interests in 25 producing wells located in Pennsylvania's Appalachian Basin for $126 million conditional upon approval by the Commonwealth of Virginia State Corporation Commission (SCC of VA).
Washington Gas filed an application and supporting testimony with the SCC of VA on May 12, 2015, for approval of the gas reserves purchase agreement with ECA as part of a Natural Gas Supply Investment Plan. On November 6, 2015, the SCC of VA issued an order denying Washington Gas’ May 12, 2015, application for approval of a proposed Natural Gas Supply Investment Plan.

Over the past six months, Washington Gas has been engaged in meaningful negotiations with a producer to acquire natural gas reserves through working interests in natural gas wells in the Appalachian Basin. We continue to believe that a long-term reserve investment that will benefit customers and address the issues that were raised by the SCC of VA in our previous filing is achievable. However, the current market environment for natural gas, with price curves that are low over an extended period of time, has made it a challenge to structure an agreement that will generate significant savings for customers and satisfy the public interest standard of the SCC of VA. We will continue to pursue a long-term reserve investment opportunity, and we will continue to evaluate additional alternatives to our original proposal that will meet the requirements of the SCC of VA.

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
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

On April 1, 2016, Washington Gas transferred the WSS and ESS storage assets to WGL Midstream. Washington Gas held a base gas option associated with the WSS storage facility which gave Washington Gas the right to purchase 723,706 dth of base gas at either: (i) the end of its service with WSS, or (ii) permanent release of its WSS storage capacity for $0.594 per dekatherm. The $0.9 million option value will be credited to ratepayers through gas costs.

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

ITEM 4. CONTROLS AND PROCEDURES—WGL Holdings, Inc.
Senior management, including the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer of WGL, evaluated the effectiveness of WGL’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2016. Based on this evaluation process, the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that disclosure controls and procedures of WGL are effective. There have been no changes in the internal control over financial reporting of WGL during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of WGL.
ITEM 4. CONTROLS AND PROCEDURES—Washington Gas Light Company
Senior management, including the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer of Washington Gas, evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) of Washington Gas as of June 30, 2016. Based on this evaluation process, the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures of Washington Gas are effective. There have been no changes in the internal control over financial reporting of Washington Gas during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Washington Gas.

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

WGL HOLDINGS, INC. and WASHINGTON GAS LIGHT COMPANY (Co-registrants)

Date: August 3, 2016	/s/ William R. Ford
William R. Ford
Vice President and Chief Accounting Officer (Principal Accounting Officer)