Form 10-K
period 2016-09-30
WGL HOLDINGS INC; WASHINGTON GAS LIGHT CO
filed 2016-11-22
CIK 1103601, 104819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended September 30, 2016

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

Securities registered pursuant to Section 12(b) of the Act (as of September 30, 2016):
Title of each class	Name of each exchange on which registered
WGL Holdings, Inc. common stock, no par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act (as of September 30, 2016):
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
Indicate by check mark if each registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [   ]  No [✓]
Indicate by check mark whether each registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes [✓]  No [   ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [✓]  No [   ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [✓]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
WGL Holdings, Inc.:

Large Accelerated Filer [✓]	Accelerated Filer [ ]	Non-Accelerated Filer [ ]	Smaller Reporting Company [ ]
(Do not check if a smaller reporting company)
Washington Gas Light Company:

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [✓]	Smaller Reporting Company [ ]
(Do not check if a smaller reporting company)
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes [   ]  No [✓]
The aggregate market value of the voting common equity held by non-affiliates of the registrant, WGL Holdings, Inc., amounted to $3,611,520,637 as of March 31, 2016.
WGL Holdings, Inc. common stock, no par value outstanding as of October 31, 2016: 51,187,031 shares.
All of the outstanding shares of common stock ($1 par value) of Washington Gas Light Company were held by WGL Holdings, Inc. as of October 31, 2016.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of WGL Holdings, Inc.’s definitive Proxy Statement and Washington Gas Light Company’s definitive Information Statement in connection with the 2017 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and 14C not later than 120 days after September 30, 2016, are incorporated in Part III of this report.

WGL Holdings, Inc.
Washington Gas Light Company
For the Fiscal Year Ended September 30, 2016

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

•
the outcome of new and existing matters before courts, regulators, government agencies or arbitrators, including those relating to efforts to overturn the denial of a permit necessary for construction of the Constitution Pipeline, a dispute relating to an index price used in a gas supply contract, and the August 2016 explosion and fire at an apartment complex in Silver Spring, Maryland.

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

•
changes in laws and regulations, including tax, environmental, pipeline integrity and employment laws and regulations, including the competitiveness of WGL Energy Systems in securing future assets to continue its growth following the extension of federal laws relating to investment tax credits and bonus depreciation;

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

Active Customer Meters: Natural gas meters that are physically connected to a building structure within the Washington Gas distribution system that are receiving natural gas distribution service.

Area-Wide Contract: A contract between Washington Gas and the General Services Administration for utility and energy-management services.

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

Competitive Service Provider (CSP): Also referred to as Third Party Marketer (see definition below).

Commercial Energy Systems: Includes the operations of WGL Energy Systems, Inc. and WGSW, Inc. and the results of operations for affiliate owned commercial distributed energy projects.

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

Earnings Before Interest and Taxes (EBIT): A performance measure that includes operating income, other income (expense), earnings from unconsolidated affiliates and is reduced by amounts attributable to non-controlling interests. EBIT is used in assessing the results of each segment's operations.

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

WGL Holdings, Inc.
Washington Gas Light Company
Part I

Generally Accepted Accounting Principles (GAAP): A standard framework of accounting rules used to prepare, present and report financial statements in the United States of America.

Gross Margin: A measure calculated as operating revenues, less the associated cost of energy and applicable revenue taxes. Gross margin is used to measure the success of the retail energy-marketing segment’s core strategy for the sale of natural gas and electricity.

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

Hypothetical Liquidation at Book Value (HLBV): A balance sheet-oriented approach to the equity method of accounting which provides a methodology for allocating pre-tax GAAP income or loss to the partners. This approach calculates the amount each partner would receive in the event the partnership were liquidated at book value at the end of each measurement period.

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

Non-Controlling Interest: The portion of equity (net assets) in a consolidated subsidiary that is not attributable directly or indirectly to WGL.

Normal Weather: A forecast of expected HDDs or CDDs based on historical HDD or CDD data.

PROJECTpipes: An accelerated pipe replacement program to replace bare and/or unprotected steel services, bare and targeted unprotected steel mains, and cast iron mains in the District of Columbia.

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

Retail Energy-Marketing Segment: Includes the operations of WGL Energy Services, Inc.

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

Service Area: The region in which Washington Gas operates. The service area includes the District of

WGL Holdings, Inc.
Washington Gas Light Company
Part I

Columbia, and the surrounding metropolitan areas in Maryland and Virginia.

SFGF, LLC (SFGF): A tax equity partnership whose results of operation are consolidated into WGL's financial statements, as WGSW, Inc. is the primary beneficiary.

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

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business

ITEM 1.  BUSINESS

CORPORATE OVERVIEW
WGL HOLDINGS, INC.
WGL was established on November 1, 2000 as a Virginia corporation. Through our wholly owned subsidiaries, we sell and deliver natural gas and provide energy-related products and services to customers primarily in the District of Columbia and the surrounding metropolitan areas in Maryland and Virginia, although our non-utility segments provide various energy services across the United States. WGL promotes the efficient use of clean natural gas and renewable energy to improve the environment for the benefit of customers, investors, employees, and the communities it serves. WGL owns all of the shares of common stock of Washington Gas, Washington Gas Resources, Hampshire and Crab Run. Washington Gas Resources owns four unregulated subsidiaries that include WGL Energy Services, WGL Energy Systems, WGL Midstream and WGSW. WGSW is the primary beneficiary of SFGF whose results of operation are consolidated into WGL's financial statements. Additionally, several subsidiaries of WGL own interests in other entities, which are not included in the table below as they are either disregarded for tax purposes or not consolidated by WGL.

WGL(1)

Washington Gas Regulated Utility		Hampshire Regulated Utility	Washington Gas Resources(1)

WGL Energy Services Retail Energy-Marketing	WGL Energy Systems Commercial Energy Systems	WGSW Commercial Energy Systems	WGL Midstream Midstream Energy Services

SFGF

(1)Holding company whose stand alone results are reported in "other activities".
Industry Segments
Our segments include regulated utility, retail energy-marketing, commercial energy systems and midstream energy services. Transactions and activities not specifically identified in one of these four segments are reported as “Other Activities.” The four segments are described below.
REGULATED UTILITY SEGMENT
Washington Gas Light Company
The regulated utility segment consists of Washington Gas and Hampshire and represents approximately 77% of WGL’s total assets. Washington Gas is a regulated public utility that sells and delivers natural gas to retail customers in accordance with tariffs approved by regulatory commissions in the District of Columbia and adjoining areas in Maryland, Virginia and several cities and towns in the northern Shenandoah Valley of Virginia. Washington Gas has been engaged in the natural gas distribution business since its incorporation by an Act of Congress in 1848. Washington Gas has been a Virginia corporation since 1953 and a corporation of the District of Columbia since 1957.
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
Washington Gas, under its asset optimization program, makes use of storage and transportation capacity resources when those assets are not required to serve utility customers. The objective of this program is to derive a profit to be shared with its utility customers. These profits are earned by entering into commodity-related physical and financial contracts with third parties (refer to the section entitled “Asset Optimization Derivative Contracts” for further discussion of the asset optimization program). Unless otherwise noted, therm deliveries reported for the regulated utility segment do not include deliveries related to the asset optimization program.
At September 30, 2016, Washington Gas’ service area had a population estimated at 5.7 million and included approximately 2.1 million households and commercial structures. Washington Gas operations are such that the loss of any one customer or group of customers would not have a significant adverse effect on its business. The following table lists the number of active customer meters and therms delivered by jurisdiction as of and for the year ended September 30, 2016 and 2015, respectively.

Active Customer Meters and Therms Delivered by Jurisdiction
Jurisdiction	Active Customer Meters as of September 30, 2016	Millions of Therms Delivered Fiscal Year Ended September 30, 2016	Active Customer Meters as of September 30, 2015	Millions of Therms Delivered Fiscal Year Ended September 30, 2015

District of Columbia	158,170	270.1	157,010	316.3
Maryland	468,793	939.4	460,745	930.7
Virginia	517,197	583.0	512,110	684.9
Total	1,144,160	1,792.5	1,129,865	1,931.9
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
Seasonality of Business Operations
Washington Gas’ business is weather-sensitive and seasonal because the majority of its business is derived from residential and small commercial customers who use natural gas for space heating. Excluding deliveries for electric generation, in fiscal year 2016 and 2015, approximately 73% and 80%, respectively, of the total therms delivered in Washington Gas’ service area occurred during its first and second fiscal quarters. Washington Gas’ earnings are typically generated during these two quarters, and Washington Gas typically incurs net losses in the third and fourth fiscal quarters. The seasonal nature of the business creates large variations in short-term cash requirements, primarily due to the season-to-season fluctuations in the level of customer accounts receivable, unbilled revenues and storage gas inventories. Washington Gas finances these seasonal requirements primarily through the sale of commercial paper and unsecured short-term bank loans. For information on our management of weather risk, refer to the section entitled “Weather Risk” in Management’s Discussion and Analysis. For information about management of cash requirements, refer to the section entitled “Liquidity and Capital Resources” in Management’s Discussion and Analysis.
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

Washington Gas obtains natural gas supplies that originate from multiple regions throughout the United States. At September 30, 2016 and 2015, Washington Gas had service agreements with four pipeline companies that provided firm transportation and/or storage services directly to Washington Gas’ city gates. These contracts have expiration dates ranging from fiscal years 2017 to 2034. Additionally, Washington Gas has contracted with various interstate pipeline and storage companies to add to its storage and transportation capacity in fiscal years 2017-2019 and continues to monitor other opportunities to acquire or participate in obtaining additional pipeline and storage capacity that will support customer growth and improve or maintain the high level of service expected by its customer base.
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
The derivatives used under this program are subject to fair value accounting treatment which may cause significant period-to-period volatility in earnings from unrealized gains and losses associated with changes in fair value for the portion of net profits attributed to shareholders. However, this earnings volatility does not change the realized margins that Washington Gas expects to earn from these transactions. All physically and financially settled contracts under our asset optimization program are reported on a net basis in the statements of income in “Utility cost of gas.” Total net margins including unrealized gains and losses recorded to “Utility cost of gas” after sharing and management fees associated with all asset optimization transactions for the years ended September 30, 2016, 2015 and 2014 were net gains of $43.8 million and $27.9 million, and a net loss of $35.4 million, respectively.
Refer to the sections entitled “Results of Operations — Regulated Utility Operating Results” and “Market Risk” in Management’s Discussion and Analysis for further discussion of the asset optimization program and its effect on earnings.
Annual Sendout

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

As reflected in the table below, Washington Gas received natural gas from multiple sources in fiscal year 2016 and expects to use those same sources to satisfy customer demand in fiscal year 2017. Firm transportation denotes gas transported directly to the entry point of Washington Gas’ distribution system in contractual volumes. Transportation storage denotes volumes stored by a pipeline during the spring, summer and fall for withdrawal and delivery to the Washington Gas distribution system during the winter heating season to meet load requirements. Peak load requirements are met by: (i) underground natural gas storage at the Hampshire storage field; (ii) the local production of propane air plants located at Washington Gas-owned facilities in Rockville, Maryland (Rockville Station) and in Springfield, Virginia (Ravensworth Station) and (iii) other peak-shaving resources. Unregulated third party marketers acquire interstate pipeline and storage capacity and the natural gas commodity on behalf of Washington Gas’ delivery service customers under customer choice programs. Washington Gas also provides transportation, storage and peaking resources to unregulated third party marketers (refer to the section entitled “Natural Gas Unbundling”). These retail marketers have natural gas delivered to the entry point of Washington Gas’ distribution system on behalf of those utility customers that have decided to acquire their natural gas commodity on an unbundled basis, as discussed below.

Excluding the sendout of sales and deliveries of natural gas used for electric generation, the following table outlines total sendout of the system. The sources of delivery and related volumes that were used to satisfy the requirements of fiscal year 2016 and those projected for pipeline year 2017 are shown in the following table.

Sources of Delivery for Annual Sendout
(In millions of therms)	Fiscal Year
Sources of Delivery	Actual 2015	Actual 2016	Projected 2017 (a)
Firm Transportation	683	509	607
Transportation Storage	314	312	289
Hampshire Storage, Company-Owned Propane-Air Plants, and other Peak-Shaving Resources	26	15	21
Unregulated Third Party Marketers	841	976	857
Total	1,864	1,812	1,774
(a) Based on normal weather.
Design Day Sendout
The effectiveness of Washington Gas’ capacity resource plan is largely dependent on the sources used to satisfy forecasted and actual customer demand requirements for its design day. For planning purposes, Washington Gas assumes that all interruptible customers will be curtailed on the design day. Washington Gas’ forecasted design day demand for the 2016-2017 winter season is 19.7 million therms and Washington Gas’ projected sources of delivery for design day sendout is 20.2 million therms. This provides a reserve margin of approximately 6.1%. Washington Gas plans for the optimal utilization of its storage and peaking capacity to reduce its dependency on firm transportation and to lower pipeline capacity costs. The following table reflects the sources of delivery that are projected to be used to satisfy the forecasted design day sendout estimate for fiscal year 2017.

Projected Sources of Delivery for Design Day Sendout
(In millions of therms)	Fiscal Year 2017
Sources of Delivery	Volumes	Percent
Firm Transportation	6.1	30%
Transportation Storage	8.5	42%
Hampshire Storage, Company-Owned Propane-Air Plants and other Peak-Shaving Resources	5.4	27%
Unregulated Third Party Marketers	0.2	1%
Total	20.2	100%
Natural Gas Unbundling

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

At September 30, 2016, customer choice programs for natural gas customers were available to all of Washington Gas’ regulated utility customers in the District of Columbia, Maryland and Virginia. These programs allow customers to purchase their natural gas from unregulated third party marketers, rather than purchasing this commodity as part of a bundled service from the local utility. Of Washington Gas’ 1.1 million active customers at September 30, 2016, approximately 180,000 customers purchased their natural gas commodity from unregulated third party marketers.

The following table provides the percentage of customer participating in customer choice programs in Washington Gas’ jurisdictions at September 30, 2016.

Participation in Customer Choice Programs
At September 30, 2016
Jurisdiction	Customer Class	Eligible Customers
		Total	% Participating
District of Columbia	Firm:
	Residential	145,486	11%
	Commercial	12,524	34%
	Interruptible	160	92%
Maryland	Firm:
	Residential	439,696	21%
	Commercial	28,906	41%
	Interruptible	189	96%
	Electric Generation	2	100%
Virginia	Firm:
	Residential	488,809	9%
	Commercial	28,170	32%
	Interruptible	218	81%
Total		1,144,160
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
Safety and Reliability of the Natural Gas Distribution System
Maintaining and improving the public safety and reliability of Washington Gas’ distribution system is our highest priority providing benefits to both customers and investors through improved customer service. Washington Gas continually monitors and reviews changes in requirements of the codes and regulations that govern the operation of the distribution system and refines its safety practices, with a particular focus on design, construction, maintenance, operation, replacement, inspection and monitoring practices to meet or exceed these requirements. Significant changes in regulations can impact the cost of operating and maintaining the system. Operational issues that affect public safety and the reliability of Washington Gas' distribution system that are not addressed within a timely and adequate manner could adversely affect our future earnings and cash flows, as well as result in a loss of customer confidence.
Competition
The Natural Gas Delivery Function
The natural gas delivery function, the core business of Washington Gas, continues to be regulated by local and state regulatory commissions. In developing this core business, Washington Gas has invested $4.9 billion as of September 30, 2016, in safe and reliable distribution system assets. Because of the high fixed costs and significant safety and environmental considerations associated with building and operating a distribution system, Washington Gas expects to continue being the only owner and operator of a distribution system in its current franchise area for the foreseeable future. The nature of Washington Gas’ customer base and the distance of most customers from interstate pipelines mitigate the threat of bypass of its facilities by other potential delivery service providers.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

Competition with Other Energy Products
Washington Gas faces competition based on customers’ preference for other energy products and the prices of those products compared to natural gas. In the residential market, which generates a significant portion of Washington Gas’ net income, the most significant product competition occurs between natural gas and electricity. Because the cost of electricity is affected by the cost of fuel used to generate electricity, such as natural gas, Washington Gas generally maintains a price advantage over competitive electricity supply in its service area for traditional residential uses of energy such as heating, water heating and cooking. Washington Gas continues to attract the majority of the new residential construction market in its service territory, and consumers’ continuing preference for natural gas allows Washington Gas to maintain a strong market presence. The following table lists the new customer meters added by jurisdiction and major rate class for the year ended September 30, 2016.

New Customer Meters by Area
	Residential	Commercial and Interruptible	Group Metered Apartments	Total
Maryland	6,147	346	13	6,506
Virginia	4,613	380	7	5,000
District of Columbia	524	150	41	715
Total	11,284	876	61	12,221
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
The regulated utility segment reported total operating revenues related to gas sales and deliveries to external customers of approximately $1.1 billion, $1.3 billion, and $1.4 billion in fiscal years ended September 30, 2016, 2015 and 2014, respectively.
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
WGL Energy Services buys natural gas and electricity with the objective of earning a profit through competitively priced sales contracts with end-users. These commodities are delivered to retail customers through the distribution systems owned by regulated utilities. Washington Gas is one of several utilities that deliver gas to, and on behalf of, WGL Energy Services. Unaffiliated electric utilities deliver all of the electricity sold by WGL Energy Services. Additionally, WGL Energy Services bills its customers either independently or through the billing services of the regulated utilities that deliver its commodities.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

Refer to Note 18—Related Party Transactions of the Notes to Consolidated Financial Statements for further discussion of our purchase of receivables program.
WGL Energy Services also sells wind and other RECs and carbon offsets to retail customers. WGL Energy Services owns solar generating assets which are dedicated to five specific customers. The results of operations for these assets are reported within the Commercial Energy Systems segment. WGL Energy Services does not own or operate any other electric generation, transmission or distribution assets.
At September 30, 2016, WGL Energy Services served approximately 133,000 residential, commercial and industrial natural gas customer accounts and approximately 127,400 residential, commercial and industrial electricity customer accounts located in Maryland, Virginia, Delaware, Pennsylvania and the District of Columbia. Its customer concentration is such that the loss of any one customer or group of customers would not have a significant adverse effect on its business.
The retail energy-marketing segment’s total operating revenues were $1.2 billion for fiscal year 2016 and $1.3 billion for each of the fiscal years ended September 30, 2015 and 2014.
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
On February 20, 2013, WGL Energy Services entered into a five-year secured supply arrangement with Shell Energy North America (US), LP (Shell Energy). Under this arrangement, WGL Energy Services has the ability to purchase the majority of its power, natural gas and related products from Shell Energy in a structure that reduces WGL Energy Services’ cash flow risk from collateral posting requirements. While Shell is intended to be the majority provider of natural gas and electricity, WGL Energy Services retains the right to purchase supply from other providers. On November 7, 2016, the supply arrangement was extended for two years, expiring in 2020.
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

Competition
Natural Gas. WGL Energy Services competes with regulated gas utilities and other third party marketers to sell natural gas to customers both inside and outside of the Washington Gas service area. Marketers of natural gas compete largely on price; therefore, gross margins are relatively small. To provide competitive pricing to its retail customers and in adherence to its risk management policies and procedures, WGL Energy Services manages its natural gas contract portfolio by attempting to closely match the commitments for gas deliveries from wholesale suppliers with requirements to serve retail sales customers.
Electricity. WGL Energy Services competes with regulated electric utilities and other third party marketers to sell electricity to customers. Marketers of electric supply compete largely on price; therefore, gross margins are relatively small. To

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

provide competitive pricing to its retail customers and in adherence to its risk management policies and procedures, WGL Energy Services manages its electricity contract portfolio by attempting to closely match the commitment for electricity deliveries from suppliers with requirements to serve sales customers.
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
For a discussion of WGL Energy Services’ exposure to and management of price risk, refer to the section entitled “Market Risk—Price Risk Related to the Non-Utility Segments” in Management’s Discussion and Analysis.
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
COMMERCIAL ENERGY SYSTEMS SEGMENT
Description
The commercial energy systems segment consists of the operations of WGL Energy Systems, WGSW and the results of operations of affiliate owned commercial distributed energy projects. Additionally, WGSW is the primary beneficiary of SFGF and therefore the partnership is consolidated in WGSW's financial statements.
This segment focuses on clean and energy efficient solutions for its customers, driving earnings through (i) owning and operating distributed generation assets such as Solar PV systems, combined heat and power plants, and natural gas fuel cells and (ii) operating as a general contractor to upgrade the mechanical, electrical, water and energy-related infrastructure of large governmental and commercial facilities by implementing both traditional and alternative energy technologies. This segment has assets and activities across the United States.

As of September 30, 2016, this segment owned $547.2 million of operating distributed generation assets, generating a total of 211,495 megawatt hours in fiscal year 2016. Additionally, as of September 30, 2016, there was $157.3 million of signed projects under construction. These distributed generation assets drive revenue through the sale of renewable power generation under long-term power purchase agreements and the sale of renewable energy credits. As of September 30, 2016, we have $158.6 million in unamortized investment tax credits and grants related to these assets placed in service. These credits and grants are recognized as reductions in tax expense by amortizing them over the useful life of the underlying assets, typically 30 years.
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
MIDSTREAM ENERGY SERVICES SEGMENT
Description
WGL Midstream specializes in the investment, management, development and optimization of natural gas storage and transportation midstream infrastructure projects. At September 30, 2016, WGL Midstream had pipeline investments totaling $237.3 million. For a discussion of WGL Midstream's pipeline investments, refer to the section entitled "Liquidity and Capital Resources--Pipeline Investments" in Management's Discussion and Analysis.
Additionally, WGL Midstream provides natural gas related solutions to its customers and counterparties including producers, utilities, local distribution companies, power generators, wholesale energy suppliers, LNG exporters, pipelines and storage facilities. Moreover, WGL Midstream contracts for storage and pipeline capacity in its trading activities through both long term contracts and short term transportation releases. WGL Midstream also contracts for physical natural gas sales and purchases on both a long term and short term basis.
WGL Midstream enters into both physical and financial derivative transactions to mitigate risks while seeking to maximize potential profits from the optimization of the transportation and storage assets it has under contract. These derivatives may cause significant period-to-period volatility in earnings as recorded under GAAP; however, this earnings volatility will not change the realized margins that WGL Midstream expects to earn.
WGL Midstream seeks to manage price risk exposure under its risk management policy by matching its forward physical and financial positions with its asset base. For a discussion of WGL Midstream’s exposure to and management of price risk, refer to the section entitled “Market Risk-Price Risk Related to the Non-Utility Segments” in Management’s Discussion and Analysis.

Competition
WGL Midstream competes with other midstream infrastructure and energy services companies, wholesale energy suppliers, producers and other non-utility affiliates of regulated utilities for the acquisition of natural gas storage and transportation assets.
Price Volatility
WGL Midstream can be positively or negatively affected by significant volatility in the wholesale price of natural gas. WGL Midstream risk management policies and procedures are designed to minimize the risk that purchase commitments and the related sale commitments do not closely match. In general, profit opportunities for trading activities are increased for WGL Midstream with increased volatility in natural gas prices. These opportunities are primarily in short term transportation and storage spreads, seasonal storage spreads and long term supply or basis transactions.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

Critical Factors
Factors critical to the success of WGL Midstream’s operations include: (i)pipeline investment projects are on time and on budget within set parameters; (ii) internal risk management policies; (iii) winning business in a competitive marketplace; (iv) managing counterparty credit risk; (v) managing contract risks associated with the purchase and sale of natural gas, including index pricing and changes in natural gas markets; (vi) maintaining and leveraging expertise in managing and optimizing natural gas related contracts; (vii) access to sources of financial liquidity and (viii) the level of general and administrative expenses.
OTHER ACTIVITIES
Activities and transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our other operating segments, are aggregated as “Other activities” in the Operating Segment Financial Information. Administrative and business development activity costs associated with WGL and Washington Gas Resources are included in this segment.
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

Washington Gas received a letter in February 2016 from the District of Columbia and National Park Service regarding the Anacostia River Sediment Project, indicating that the District of Columbia is conducting a remedial investigation and feasibility study of the river to determine if and what cleanup measures may be required and to prepare a natural resource damage assessment. The sediment project draft report identifies one of Washington Gas’ former MGP sites as one of thirteen potential environmental cleanup sites. We are not able to estimate the amount of potential damages or timing associated with the District of Columbia's environmental investigation on the Anacostia River at this time. However, it is likely that Washington Gas will be assessed a portion of the study costs, which the District of Columbia projects to be between $15 million and $20 million. An allocation methodology has not yet been established, and, therefore, Washington Gas’ portion of the study costs is not yet estimable. Washington Gas is currently conducting a separate remedial investigation and feasibility study of potential contamination in the Anacostia River associated with and adjacent to this former MGP site under a 2012 consent decree with the District of Columbia and federal governments.
The impact of these matters is not expected to have a material effect on Washington Gas’ financial position, cash flows, capital expenditures, earnings or competitive position. See Note 12—Environmental Matters of the Notes to Consolidated Financial Statements for further discussion of environmental response costs.
OTHER INFORMATION
At September 30, 2016, we had 1,554 employees comprising 1,438 utility and 116 non-utility employees.
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

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (concluded)

Our Chairman and Chief Executive Officer certified to the New York Stock Exchange (NYSE) on March 17, 2016 that, as of those dates, he was unaware of any violation by WGL of the NYSE’s corporate governance listing standards.
Our research and development costs during fiscal years 2016, 2015 and 2014 were not material.

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
Our strategic growth plans assume that we will have continued access to liquidity and capital. In addition, the ability of our non-utility subsidiaries to purchase natural gas and electricity from their suppliers is partly dependent upon the creditworthiness of WGL, and upon access to cash collateral through the issuance of commercial paper and unsecured short-term bank loans by WGL. If WGL’s credit ratings are materially downgraded, we may be required to provide additional credit support. If we are required to provide significant additional credit support, or if there is significant disruption in the credit markets, our ability to implement our strategic plans and the ability of our non-utility subsidiaries to make commodity purchases at reasonable prices may be impaired.
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

Cyber attacks, including cyber-terrorism or other information technology security breaches, or information technology failures may disrupt our business operations, increase our costs, lead to the disclosure of confidential information and damage our reputation.
Security breaches of our information technology infrastructure, including cyber attacks and cyber-terrorism, or other failures of our information technology infrastructure could lead to disruptions of our natural gas distribution operations and otherwise adversely impact our ability to safely and effectively operate our pipeline and distributed generation systems and serve our customers. In addition, an attack on or failure of information technology systems could result in the unauthorized release of customer, employee or Company data that is crucial to our operational security or could adversely affect our ability to deliver and collect on customer bills. Such security breaches of our information technology infrastructure could adversely affect

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1A. Risk Factors (continued)

our business reputation, diminish customer confidence, subject us to financial liability or increased regulation, increase our costs and expose us to material legal claims and liability and adversely affect our operations and financial results. We have implemented preventive, detective and remediation measures to manage these risks, and we maintain cyber risk insurance to mitigate the effects of these events. Nevertheless, these may not effectively protect all of our systems all of the time. To the extent that the occurrence of any of these cyber events is not fully covered by insurance, it could adversely affect WGL’s financial condition and results of operations.

Our ability to meet our customers’ requirements may be impaired if contracted supply is not available, if supplies are not delivered in a timely manner, if we lose key suppliers or if we are not able to obtain additional supplies during significant spikes in demand.
Washington Gas must acquire adequate natural gas supply and pipeline and storage capacity to meet current and future customers’ annual and seasonal natural gas requirements. Similarly, WGL Energy Services requires adequate natural gas and electric supplies to serve the demands of its customers and WGL Midstream requires adequate natural gas supply and storage and pipeline capacity to meet its delivery obligations to its customers. We depend on the ability of natural gas producers, pipeline gatherers, natural gas processors, interstate pipelines, suppliers of electricity and regional electric transmission operators to meet these requirements. If we are unable to secure adequate supplies in a timely manner because of a failure of our suppliers to deliver the contracted commodity, capacity or storage, if we are unable to secure additional quantities during significant abnormal weather conditions, or if Washington Gas' or WGL Energy Services' interruptible customers fail to comply with requests to curtail their gas usage during periods of sustained cold weather, we may be unable to meet our customers’ requirements. Such inability could result in defaults under contracts with customers, penalties and financial damage payments, costs relating to procedures to recover from a disruption of service, the loss of key licenses and operating authorities, and the loss of customers, which could have a material adverse effect on our financial results.

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

We are exposed to counterparty and contract-related risks that could adversely affect our results of operations, cash flows and financial condition.
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
         In addition, we enter into agreements with counterparties relating to the sale, purchase and delivery of commodity, transportation capacity, energy system design and construction, investment terms, and other matters.  Our decisions to enter into these agreements are based on our expectations about the ongoing viability of our counterparties, assumptions and expectations underlying pricing terms and conditions, and commercial terms and other matters.  These expectations may prove to be incorrect or our counterparties may dispute key terms of our agreements in ways that we do not anticipate.  Such developments could result in our incurring losses or otherwise not achieving anticipated financial returns, which could have a material adverse effect on our results of operations.  We are currently involved in arbitration proceedings with Antero Resources (Antero) relating to a dispute over the contract index price used under natural gas purchase contracts.  WGL Midstream incurred approximately $15.2 million in losses associated with Antero’s use of the disputed index price for the year ended September 30, 2016.  If we are not successful in these proceedings, we will continue to incur losses under this agreement, which would negatively affect our results of operations.

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
For gas purchases to serve utility customers, Washington Gas attempts to manage its exposure to these risks, in part, through regulatory recovery mechanisms. WGL Energy Services primarily seeks to manage these risks by matching its natural gas and electricity purchase obligations with their sales commitments in terms of volume and pricing. In addition, all of our subsidiaries attempt to mitigate these risks by hedging, setting risk limits and employing other risk management tools and procedures. These risk management activities may not be effective, and cannot eliminate these risks in their entirety. If these tools and procedures are ineffective, we could incur significant losses, which could have a material adverse effect on our financial results and liquidity. In addition, although Washington Gas generally anticipates rate recovery of its costs or losses incurred in connection with these risk management activities, a regulator could subsequently disallow these costs or losses from the determination of revenues, which could adversely affect our financial results and increase the volatility of our earnings.

Rules implementing the derivatives transaction provisions of the Dodd-Frank Act could have an adverse impact on our ability to hedge risks associated with our business.
The Dodd-Frank Act regulates derivatives transactions, which include certain instruments, such as interest rate swaps, and commodity option, financial and other contracts, used in our risk management activities. The Dodd-Frank Act requires that most swaps be cleared through a registered clearing facility and that they be traded on a designated exchange or swap execution facility, with certain exceptions for entities that use swaps to hedge or mitigate commercial risk. The Dodd-Frank requirements relating to derivative transactions have not been fully implemented by the SEC and the Commodity Futures Trading Commission. When fully implemented, the law and any new regulations could increase the operational and transactional cost of derivatives contracts and affect the number and/or creditworthiness of available counterparties.
In addition, we may transact with counterparties based in the European Union, Canada or other jurisdictions which, like the U.S., are in the process of implementing regulations to regulate derivatives transactions, some of which are currently in effect and may impose costs on our derivatives activities.

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
The operations of WGL Energy Services, our retail energy-marketing subsidiary, are weather sensitive and seasonal, with a significant portion of revenues derived from the sale of natural gas to retail customers for space heating during the winter months, and from the sale of electricity to retail customers for cooling during the summer months. Weather conditions directly influence the volume of natural gas and electricity delivered to customers. Weather conditions can also affect the short-term pricing of energy supplies that WGL Energy Services may need to procure to meet the needs of its customers. Similarly, the business of WGL Midstream is seasonal due to the tendency of storage and transportation spreads to increase during the winter. In addition, the distributed generation operations of WGL Energy Systems, which derive significant revenues from the sale of electricity to customers from solar generating assets, are weather sensitive because weather conditions directly influence the generation of electricity that is delivered to customers.
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

Certain of our information technology, customer service, supply chain, pipeline and infrastructure installation and maintenance, engineering, payroll and human resources functions that we rely on are provided by third party vendors. Some of these services may be provided by vendors from centers located outside of the United States. Services provided pursuant to these agreements could be disrupted due to events and circumstances beyond our control. Furthermore, we are in the process of transferring some of these services to new vendors. The transition of service providers could lead to a loss of institutional knowledge, service disruptions and decreased customer satisfaction. Our reliance on these service providers could have an adverse effect on our business, results of operations and financial condition.

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
Washington Gas must acquire additional interstate pipeline transportation or storage capacity and construct transmission and distribution pipe to deliver additional capacity into growth areas on our system. The specific timing of any larger customer additions to our market may not be forecasted with sufficiently long lead time and the availability of these supply options to serve any of our customer additions may be limited by market supply and demand, the timing of Washington Gas’ participation in new interstate pipeline construction projects, local permitting requirements and the ability to acquire necessary rights of way. These limitations could result in an interruption in Washington Gas’ ability to satisfy the needs of some of its customers.

Leaks, mechanical problems, incidents or other operational issues could affect public safety and the reliability of Washington Gas’ distribution system, which could materially affect Washington Gas’ results of operations, financial condition and cash flows.
Washington Gas’ business is exposed to operational issues, hazards and risks inherent in storing and transporting natural gas that could affect the public safety and reliability of its distribution system. Operating issues such as leaks, equipment problems and incidents, including explosions and fire, could result in legal liability, repair and remediation costs, increased operating costs, significant increased capital expenditures, regulatory fines and penalties and other costs and a loss of customer confidence. Any liabilities resulting from the occurrence of these events may not be fully covered by insurance, and Washington Gas may be unable to recover from customers through the regulatory process all of these repair, remediation and other costs and earn its authorized rate of return on these costs.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1A. Risk Factors (continued)

         Washington Gas has implemented preventive and remedial measures to address increased leak rates in its distribution system caused by an increase in the volume of natural gas containing low concentration of HHCs received from its suppliers.  These measures include the injection of hexane to increase the concentration of HHCs and the implementation of pipe replacement programs.  If Washington Gas were unable to inject hexane into its natural gas supply due to limited availability of hexane, equipment or operational problems, or damage to our facilities at which hexane is injected, our leak rates could increase, which would exacerbate the risks discussed above.  In addition, Washington Gas’ ability to continue to recover the cost of these preventive and remedial measures and to earn its authorized rate of return on these costs is subject to the regulatory process.

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
Approximately 77% of our assets are attributable to our regulated utility businesses, and the dividends paid by Washington Gas to WGL constituted approximately 90% of the amount of WGL Holdings' dividends paid for fiscal year 2016. Further, substantially all of our natural gas utility customers are located in Virginia, Maryland and the District of Columbia. A decline in the economy of the region in which Washington Gas operates or a change in the usage patterns and financial condition of customers in the region might adversely affect Washington Gas’ ability to grow its customer base and collect revenues from existing customers, which may negatively affect net revenue growth and increase costs.

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
We purchase almost all of our natural gas supply from interstate sources that must then be transported to our service territory. In particular, while the Marcellus Shale region is rapidly developing as a premier gas formation, the interstate pipeline transportation capacity may limit the availability of gas from Marcellus in the near term. A significant disruption to or reduction in interstate pipeline capacity due to events such as operational failures or disruptions, hurricanes, tornadoes, floods, freeze off of natural gas wells, terrorist or cyber-attacks or other acts of war, or legislative or regulatory actions or requirements, including remediation related to integrity inspections, could reduce our normal interstate supply of gas, which may affect our

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1A. Risk Factors (continued)

ability to serve customer demand and may reduce our earnings. Additionally, we may face increased supply risk due to the weakened market conditions experienced by exploration and production companies.

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

RISKS RELATING TO THE NON-UTILITY SUBSIDIARIES OF WGL

The construction of WGL Midstream’s pipeline assets have experienced and may continue to experience legislative and regulatory obstacles, and the construction and operation of these assets are subject to hazards, equipment failures, supply chain disruptions, personnel issues and related risks, which could result in decreased values of these investments, including impairments, and/or delays their in-service dates, which would negatively affect our results of operations.

WGL Midstream’s business plan involves making substantial investments in pipeline construction projects, which are subject to Federal Energy Regulatory Commission (FERC) and state agency regulation and approval. These construction projects are also subject to environmental, political and legal uncertainties that are beyond our control. In April 2016, the New York State Department of Energy and Conservation declined to grant a Water Quality Certification required in connection with the construction of one of these investments, the Constitution Pipeline (Constitution). Our investee, Constitution Pipeline Company, LLC, is pursuing litigation to overturn this ruling. If this litigation is unsuccessful, and/or if other agencies deny or delay approval for this project or other midstream projects, or enact additional legislation or regulations related to these activities, the value of these investments may decrease and could be impaired. WGL Midstream held a $38.6 million equity method investment in Constitution at September 30, 2016. In addition, these developments may reduce some opportunities to grow our midstream business.
In addition, the construction and operation of WGL Midstream’s pipeline assets are subject to risks relating to breakdowns or failures of equipment or processes due to pipeline integrity, fuel supply or transportation disruptions, accidents, labor disputes or work stoppages, construction delays or cost overruns, and shortages of or delays in obtaining equipment, material and labor. Because these assets are interconnected with facilities of third parties, the operation of these facilities could also be adversely affected by unexpected or uncontrollable events occurring on the systems of such third parties. These events could further delay the in-service date of WGL Midstream’s projects or disrupt operations on these projects, which could have an adverse effect on its financial results.

Returns on our non-utility subsidiaries’ investments in renewable energy projects are dependent upon regulatory and tax incentives, which may expire or be reduced or modified.
WGL Energy Systems derives a significant portion of its revenues from the sale of solar renewable energy credits (SRECs), which are produced as a result of owning and operating commercial distributed energy systems. The value of these SRECs is determined by markets in the states where the distributed energy systems are installed, which are driven by state laws relating to renewable portfolio standards or alternative compliance payment requirements for renewable energy. Overbuilding of distributed energy systems in these states or legislative changes reducing renewable portfolio standards or alternative compliance payment requirements could negatively impact the price of SRECs that we sell and the value of the SRECs that we hold in our portfolio.
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

Legislative and regulatory developments and other uncertainties, delays or cost overruns may negatively affect WGL Energy Services or our other non-utility subsidiaries.
Legislation or changes in the regulations that govern the conduct of competitive energy marketers could reduce customer growth opportunities for WGL Energy Services and could reduce the profit opportunities associated with existing customers. In addition, the implementation of the federal Clean Power Plan that was announced in 2015 could affect the businesses of all of our non-utility businesses in ways that we do not yet anticipate. Finally, our non-utility subsidiaries hold investments in natural gas related businesses that are subject to laws and regulations that could adversely affect their performance.

Competition may negatively affect our non-utility subsidiaries.
We face strong competition in our non-utility segments. WGL Energy Services competes with other non-regulated retail suppliers of natural gas and electricity, as well as with the commodity rate offerings of electric and gas utilities. Increases in competition, including utility commodity rate offers that are below prevailing market rates, may result in a loss of sales volumes or a reduction in growth opportunities. WGL Midstream competes with other midstream infrastructure and energy services companies, wholesale energy suppliers and other non-utility affiliates of regulated utilities to acquire natural gas storage and transportation assets. WGL Energy Systems faces many competitors in the commercial energy systems segment, including, for government customers, companies that contract with customers under Energy Savings Performance Contracting (ESPC) and other utilities providing services under Utility Energy Saving Contracts (UESC) and, in the renewable energy and distributed generation market, other developers, tax equity investors, distributed generation asset owner firms and lending institutions. These competitors may have diversified energy platforms with multiple marketing approaches, broader geographic coverage, greater access to credit and other financial resources, or lower cost structures, and may make strategic acquisitions or establish alliances among themselves. There can be no assurances that we can compete successfully, and our failure to do so could have an adverse impact on our results of operations and cash flow.

WGL subsidiaries invest in non-controlling interests in investments, and may have limited ability to manage risks associated with these investments.
We own, and may acquire additional, non-controlling interests in investments. We may not have the right or power to direct the management of these investments, and other investors may take action that is contrary to our interests. In addition, other participants may become bankrupt or have other economic or business objectives that could negatively impact the value and performance of our investments.

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

WGL Holdings, Inc.
Washington Gas Light Company
Part I

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.
ITEM 2. PROPERTIES

At September 30, 2016, Washington Gas provided services in various areas of the District of Columbia, Maryland and Virginia, and held certificates of convenience and necessity, licenses and permits necessary to maintain and operate its properties and businesses.
At September 30, 2016, Washington Gas had approximately 577 miles of transmission mains, 12,990 miles of distribution mains and 12,572 miles of distribution services.
Washington Gas owns approximately 20 acres of land and two buildings (completed in 2012) at 6801 and 6803 Industrial Road in Springfield, Virginia. The Springfield site houses both operating and certain administrative functions of the utility. Washington Gas also holds title to land and buildings used as substations for its utility operations. During the year ended September 30, 2016, the property at 6805 Industrial Road (Springfield Operations Center) was sold. Refer to Note 1 - Accounting Policies of the Notes to the Consolidated Financial Statements for a discussion of the sale of the building.
Washington Gas also has peak shaving facilities in Springfield, Virginia (Ravensworth Plant) and Rockville, Maryland (Rockville Plant). At September 30, 2016, Hampshire owns full and partial interests in, and operates, underground natural gas storage facilities in Hampshire County, West Virginia. Hampshire owns certain exploration and development rights in West Virginia principally in the Oriskany Sandstone, the Marcellus Shale and other shale formations. These rights are predominately owned by lease and they are applicable to approximately 26,000 gross acres for the storage facilities of which 12,200 acres may be subject to exploration in addition to its storage function. Hampshire also operates a compressor station utilized to increase line pressure for injection of gas into storage.
Washington Gas owns a 11-acre parcel of land located in Southeast Washington, D.C. that is intended to be a mixed-use commercial redevelopment project that will be implemented in five phases. Washington Gas entered into an agreement with a national developer to develop the first two phases, as Maritime Plaza, with Washington Gas retaining a 99-year ground lease on each phase.
In addition, WGL Energy Systems owns 145 megawatts of installed solar capacity across the United States at September 30, 2016.
Facilities utilized by our corporate headquarters, as well as by the retail energy-marketing and commercial energy systems segments, are located in the Washington, D.C. and Baltimore metropolitan area and are leased.
The Mortgage of Washington Gas dated January 1, 1933 (Mortgage), as supplemented and amended, securing any First Mortgage Bonds (FMBs) it issues, constitutes a direct lien on substantially all property and franchises owned by Washington Gas other than a small amount of property that is expressly excluded. At September 30, 2016 and 2015, there was no debt outstanding under the Mortgage.
ITEM 3. LEGAL PROCEEDINGS

On November 2, 2016, two civil actions were filed in the District of Columbia Superior Court against WGL Holdings and Washington Gas (as well as a property management company that is not affiliated with WGL Holdings or Washington Gas), by residents of an apartment complex on Arliss Street in Silver Spring Maryland, relating to the August 10, 2016 incident that occurred at the apartment complex.  In one lawsuit, twenty-nine plaintiffs seek unspecified damages for, among others, wrongful death and personal injury.  The other action is a class action suit seeking total damages stated to be less than $5 million for, among others, property damage and various counts relating to the loss of the use of the premises.  Both actions allege causes of action for negligence, product liability, and declaratory relief.  We also understand from press reports that additional civil actions relating to this incident have been filed on behalf of individual residents of the apartment complex, but we have yet to be served for any such additional actions. We maintain excess liability insurance coverage from highly-rated insurers, subject to a nominal self-insured retention. We believe that this coverage will be sufficient to cover any significant liability to it that may result from this incident. Washington Gas was invited by the NTSB to be a party to the investigation and in that capacity continues to work closely with the NTSB to help determine the cause of this incident. Information about our

WGL Holdings, Inc.
Washington Gas Light Company
Part I

obligations as a signed party to the investigation can be found in the form of the Certificate of Party Representation, which is available on the investigations page of the NTSB website (http://www.ntsb.gov/legal/Documents/NTSB_Investigation_Party_Form.pdf), and 49 CFR 831.13.
In addition, the nature of our business ordinarily results in periodic regulatory proceedings before various state and federal authorities. For information regarding pending federal and state regulatory matters, see Note 13—Commitments and Contingencies of the Notes to Consolidated Financial Statements for further discussion.
ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

WGL Holdings, Inc.
Washington Gas Light Company
Part I

EXECUTIVE OFFICERS OF THE REGISTRANTS

The names, ages and positions of the executive officers of the registrants at October 31, 2016, are listed below along with their business experience during the past five years. The age of each officer listed is as of the date of filing of this report. There is no family relationship among the officers.
Unless otherwise indicated, all officers have served continuously since the dates indicated, and all positions are executive officers listed with Washington Gas Light Company.

Executive Officers
Name, Age and Position with the registrants	Date Elected or Appointed

Vincent L. Ammann, Jr., Age 57(1)
Senior Vice President and Chief Financial Officer	October 1, 2013
Vice President and Chief Financial Officer	September 30, 2006

Gautam Chandra, Age 50(1)
Senior Vice President—Strategy, Business Development and Non-Utility Operations	October 1, 2014
Vice President—Business Development, Strategy and Non-Utility Operations	October 1, 2011
Vice President—Business Development, Strategy and Business Process Outsourcing and Non-Utility Operations	October 1, 2009

Adrian P. Chapman, Age 59(1)
President and Chief Operating Officer	October 1, 2009

William R. Ford, Age 61(1)
Vice President and Chief Accounting Officer	October 1, 2013
Controller	October 1, 2010

Marcellous P. Frye, Jr., Age 48
Vice President—Business Services and Public Policy	March 21, 2008

Luanne S. Gutermuth, Age 54(1)
Senior Vice President—Shared Services and Chief Human Resource Officer	October 1, 2014
Vice President—Human Resources and Organization Development	October 1, 2010

Louis J. Hutchinson, III, Age 51(1)(2)
Vice President and Chief Revenue Officer	October 1, 2014

Mark A. Lowe, Age 53
Vice President—Gas Supply and Engineering	October 1, 2014
Division Head—Gas Supply	March 10, 2008

Terry D. McCallister, Age 60(1)
Chairman of the Board and Chief Executive Officer	October 1, 2009

Richard H. Moore, Age 48(1)
Vice President—Corporate Development	October 1, 2015
Division Head and Chief Operating Officer, Washington Gas Energy Services	May 25, 2014
Division Head—Strategy and Business Development	November 30, 2009

Anthony M. Nee, Age 60(1)
Vice President and Treasurer	October 1, 2013
Treasurer	February 14, 2009

Roberta W. Sims, Age 62
Vice President—Rates and Regulatory Affairs	October 1, 2014
Vice President—Regulatory Affairs and Energy Acquisition	October 1, 2009

Douglas A. Staebler, Age 56
Senior Vice President—Utility Operations	October 1, 2014
Vice President—Operations, Engineering, Construction and Safety	October 31, 2006

Leslie T. Thornton, Age 58(1)(3)
Senior Vice President—General Counsel and Corporate Secretary	October 1, 2014
Vice President and General Counsel	January 1, 2012
Counsel to the Chairman	November 28, 2011

Tracy L. Townsend, Age 50
Vice President—Construction, Compliance and Safety	October 1, 2014
Division Head—Safety, Compliance, Construction Operations Support and Technology	October 1, 2010
(1) At September 30, 2016, Executive Officer of both WGL Holdings, Inc. and Washington Gas Light Company.
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
Part II
Item 5. Market for Registrant’s Common Equity, Related
Stockholder Matters and Issuer Purchases of Equity Securities

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At October 31, 2016, WGL had 9,136 common shareholders of record. During fiscal years 2016 and 2015, WGL’s common stock was listed for trading on the New York Stock Exchange and was traded under the ticker symbol “WGL.” We had no significant restrictions on dividends during fiscal years 2016 or 2015.
On November 24, 2015, WGL entered into an equity distribution agreement and filed a prospectus supplement relating to a continuous offering under which WGL may sell common stock with an aggregate sales price of up to $150 million through an at-the-market (ATM) program. Sales of common stock can be made by means of privately negotiated transactions, as transactions on the New York Stock Exchange at market prices or in such other transactions as agreed upon by WGL and the sales agents and in accordance with applicable securities laws. During the fiscal year ended September 30, 2016, WGL issued 1,162,305 shares of common stock under the ATM program for gross proceeds of $78.2 million.
The table below shows quarterly price ranges and quarterly dividends paid for the fiscal years ended September 30, 2016 and 2015.

Common Stock Price Range and Dividends Paid
	High	Low	Dividends Paid Per Share	Dividend Payment Date
Fiscal Year 2016
Fourth quarter	$72.18	$60.27	$0.4875	8/1/2016
Third quarter	72.84	63.06	0.4875	5/1/2016
Second quarter	74.10	59.99	0.4625	2/1/2016
First quarter	65.55	56.90	0.4625	11/1/2015
Fiscal Year 2015
Fourth quarter	$58.55	$51.86	$0.4625	8/1/2015
Third quarter	58.14	52.95	0.4625	5/1/2015
Second quarter	59.08	50.89	0.4400	2/1/2015
First quarter	56.79	42.04	0.4400	11/1/2014

The graph below summarizes the cumulative return experienced by WGL's shareholders over the fiscal years ended September 30, 2011 through 2016, compared to the S&P 500 Index and the Dow Jones Utility Average.

*Assumes daily reinvestment of dividends.
This calculation is based on $100 invested on September 30, 2011

Growth of $100 Investment
	'11	'12	'13	'14	'15	'16
WGL	$100.00	$107.02	$117.93	$121.42	$171.91	$192.28
S&P 500	$100.00	$130.20	$155.39	$186.05	$184.91	$213.44
DJUA	$100.00	$114.37	$120.78	$143.39	$155.38	$186.42

(a) Calculated by WGL
(b) Per Towers Watson, data is provided by Morning Star and Factset.

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

(In thousands, except per share data)
Years Ended September 30,	2016	2015	2014	2013	2012
SUMMARY OF EARNINGS
Operating Revenues
Utility	$1,044,117	$1,303,044	$1,416,951	$1,174,724	$1,109,355
Non-utility	1,305,442	1,356,786	1,363,996	1,291,414	1,315,955
Total operating revenues	$2,349,559	$2,659,830	$2,780,947	$2,466,138	$2,425,310
Net income applicable to common stock	$167,594	$131,259	$105,940	$80,253	$139,818
COMMON STOCK DATA
Earnings per average share:
Basic	$3.33	$2.64	$2.05	$1.55	$2.71
Diluted	$3.31	$2.62	$2.05	$1.55	$2.71
Dividends declared per share	$1.9250	$1.8275	$1.7400	$1.6600	$1.5875
Shares outstanding—year end (thousands)	51,081	49,729	50,657	51,774	51,612
CAPITALIZATION-YEAR END
WGL Holdings Common shareholders’ equity	$1,375,561	$1,243,247	$1,246,576	$1,274,545	$1,269,556
Non-controlling interest	409	—	—	—	—
Washington Gas Light Company preferred stock	28,173	28,173	28,173	28,173	28,173
Total equity	1,404,143	1,271,420	1,274,749	1,302,718	1,297,729
Long-term debt, excluding current maturities	1,444,300	944,201	679,228	524,067	589,202
Total capitalization	$2,848,443	$2,215,621	$1,953,977	$1,826,785	$1,886,931
OTHER FINANCIAL DATA
Property, plant and equipment-net—year-end	$4,127,237	$3,672,728	$3,314,445	$2,907,463	$2,667,413
Total assets—year-end	$6,058,705	5,261,359(a)	4,829,835(a)	4,235,538(a)	4,098,543(a)
(a)During the year ended September 30, 2016, WGL retrospectively adopted ASU 2015-17, Income Taxes (Topic 740): Balance sheet Classification of Deferred Taxes resulting in a balance sheet reclassification of deferred taxes. Accordingly, these amounts have been recast to conform to current presentation.

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

(In thousands, except per share data)
Years Ended September 30,	2016	2015	2014	2013	2012
SUMMARY OF EARNINGS
Total operating revenues	$1,070,904	$1,328,191	$1,443,800	$1,200,357	$1,137,666
Income from continuing operations	$111,794	$107,358	$97,004	$71,002	$108,726
CAPITALIZATION-YEAR END
Common shareholder’s equity	$1,113,446	$1,081,292	$1,050,166	$1,024,583	$1,025,743
Preferred stock	28,173	28,173	28,173	28,173	28,173
Long-term debt, excluding current maturities	945,891	695,885	679,228	524,067	589,202
Total capitalization	$2,087,510	$1,805,350	$1,757,567	$1,576,823	$1,643,118
OTHER FINANCIAL DATA
Property, plant and equipment-net—year-end	$3,526,732	$3,243,446	$3,022,064	$2,724,882	$2,574,396
Total assets—year-end	$4,616,431	4,204,132(a)	3,942,162(a)	3,447,389(a)	3,488,849(a)
UTILITY GAS SALES AND DELIVERIES (thousands of therms)
Gas sold and delivered
Residential firm	590,625	734,874	738,963	660,424	540,206
Commercial and industrial
Firm	167,832	197,543	200,153	180,942	149,515
Interruptible	2,771	2,072	2,193	2,897	2,042
Total gas sold and delivered	761,228	934,489	941,309	844,263	691,763
Gas delivered for others
Firm	501,030	558,125	535,503	488,182	436,698
Interruptible	239,013	260,264	267,705	270,884	243,031
Electric generation	291,252	179,061	144,403	177,533	343,315
Total gas delivered for others	1,031,295	997,450	947,611	936,599	1,023,044
Total utility gas sales and deliveries	1,792,523	1,931,939	1,888,920	1,780,862	1,714,807
OTHER STATISTICS
Active customer meters—year-end	1,144,160	1,129,865	1,117,043	1,105,123	1,094,109
New customer meters added	12,221	12,099	13,327	12,468	11,250
Heating degree days—actual	3,341	3,929	4,111	3,769	3,036
Weather percent colder (warmer) than normal	(10.4)%	4.6%	9.6%	(0.2)%	(20.1)%
(a)During the year ended September 30, 2016, Washington Gas retrospectively adopted ASU 2015-17, Income Taxes (Topic 740): Balance sheet Classification of Deferred Taxes resulting in a balance sheet reclassification of deferred taxes. Accordingly, these amounts have been recast to conform to current presentation.

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

Regulated Utility Operating Segment
The regulated utility operating segment is composed of our core subsidiary, Washington Gas. Washington Gas engages in the delivery and sale of natural gas that is regulated by regulatory commissions in the District of Columbia, Maryland and Virginia. Our EBIT this year exceeded fiscal year 2015 by $4.2 million. Our utility customer base continued to grow as average active customer meters increased by over 12,500 when compared to the prior fiscal year. Moreover, we saw positive earnings impacts in the segment from our asset optimization program, as well as from the accelerated pipe replacement plans that are in

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

place in all three of our jurisdictions. Partially offsetting these favorable effects were unfavorable changes in natural gas consumption patterns in the District of Columbia, a decrease in the recovery of carrying costs due to lower average storage gas inventory balances, higher depreciation expense related to the growth in our utility plant and higher operations and maintenance expenses.
Retail Energy-Marketing Operating Segment
We offer competitively priced natural gas, electricity and energy from renewable sources to customers through WGL Energy Services, our non-utility retail energy-marketing subsidiary. This year, our EBIT for this segment exceeded fiscal year 2015 by $18.4 million primarily due to increased unrealized mark-to-market valuation gains. These gains were partially offset by lower realized natural gas margins due to a decrease in portfolio optimization activity and higher commercial broker fees. Realized electric margins were relatively unchanged when compared to the prior fiscal year.

Commercial Energy Systems Operating Segment
Through WGL Energy Systems and WGSW we offer efficient and sustainable commercial energy solutions focused on owning and operating distributed generation assets such as Solar Photovoltaic (Solar PV) systems and upgrading energy related systems of large government and commercial facilities. During the fiscal year, this segment delivered improved results. Our EBIT for this segment exceeded fiscal year 2015 by $12.3 million. We continue to see earnings growth driven by the distributed assets that we own across the country, more activity locally in our energy-efficiency contracting business and higher equity earnings from alternative energy investments. These improvements were partially offset by higher expenses reflecting an impairment related to our investment in thermal solar projects and other operating expenses.
Midstream Energy Services Operating Segment
WGL Midstream specializes in the investment, management, development and optimization of natural gas storage and transportation midstream infrastructure projects. Our EBIT for this segment exceeded fiscal year 2015 by $10.5 million. During the fiscal year, this segment delivered strong results due to favorable storage spreads, an increase in valuations on our derivative contracts associated with our long-term transportation strategies, lower development expenses and higher income related to our pipeline investments. These favorable impacts were partially offset by lower realized margins related to storage inventory and the associated economic hedging transactions and lower realized margins for our transportation strategies, primarily resulting from losses associated with the index price used in certain gas purchases from Antero Resources Corporation (Antero), which is the subject of arbitration. While these losses may continue in the near term, we do anticipate that they will reverse in future periods upon completion of the arbitration proceeding. Refer to Note 13 — Commitments and Contingencies of the Notes to Consolidated Financial Statements for further discussion.
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
The current regulatory environment and Washington Gas’ specific facts and circumstances support both the continued application of ASC Topic 980 for our regulatory activities and the conclusion that all of our regulatory assets and liabilities as of September 30, 2016 are recoverable or refundable through rates charged to customers. See Note 2—Regulated Operations of the Notes to Consolidated Financial Statements for further discussion of our regulated operations.
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
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Accounting for Contingencies
We account for contingent liabilities utilizing ASC Topic 450, Contingencies. By their nature, the amount of the contingency and the timing of a contingent event and any resulting accounting recognition are subject to our judgment of such events and our estimates of the amounts. Actual results related to contingencies may be difficult to predict and could differ significantly from the estimates included in reported earnings. For a discussion of contingencies, see Note 13—Commitments and Contingencies of the Notes to Consolidated Financial Statements.
Accounting for Derivatives
We enter into both physical and financial contracts for the purchase and sale of natural gas and electricity and generally apply the fair value requirements of ASC Topic 815. The financial contracts and the portion of the physical contracts that qualify as derivative instruments and are subject to the mark-to-market accounting requirements are recorded on the balance sheet at fair value. A portion of our physical contracts entered into for the purpose of serving our customers are designated as “normal purchases and normal sales” and therefore, not subject to the fair value accounting requirements of ASC Topic 815, Derivatives and Hedging. Certain physical contracts do not qualify as derivative instruments due to the significance of their notional amounts relative to the applicable liquid markets. Future changes related to these markets may result in mark-to-market accounting requirements for these contracts.
WGL and Washington Gas also utilize derivative instruments to minimize the risk of interest-rate volatility associated with planned issuances of debt securities. Depending on the applicability of ASC Topic 980 or hedge accounting, the impact of the instruments may be offset on the balance sheet as regulatory assets or liabilities, in other comprehensive income or in earnings.
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

Judgment is required in determining the appropriate accounting treatment for our derivative instruments, including our ability to: (i) evaluate contracts and other activities as derivative instruments subject to the accounting guidelines of ASC Topic 815; (ii) determine whether or not our derivative instruments are recoverable from or refundable to customers in future periods and (iii) derive the estimated fair value of our derivative instruments. See Note 14— Derivative and Weather-Related Instruments of the Notes to Consolidated Financial Statements for a discussion of our derivatives.
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
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

WGL applies the equity method or cost method of accounting to its investments in which it does not have a controlling financial interest. WGL applies the equity method of accounting to its investments when it can exercise a significant influence over an investee. Under the equity method, WGL reports its interest in the entity and its share of the earnings from the entity as single line items in its financial statements, namely Investments in unconsolidated affiliates. WGL uses the Hypothetical Liquidation at Book Value (HLBV) methodology for certain equity method investments when the capital structure of the equity investment results in different liquidation rights and priorities than what is reflected by the underlying percentage ownership interests as defined by an equity investment agreement.
WGL uses the cost method of accounting for investments where it does not exercise significant influence. Under the cost method, WGL reports its investment at cost and recognizes income only to the extent it receives dividends or distributions.
Principles of Consolidation and Non-controlling Interests
We consolidate an entity, after the elimination of intercompany transactions, when we have a controlling financial interest based on our evaluation of the entity under the voting interest model, or when we are the primary beneficiary based on our evaluation of the entity under the VIE model as discussed in the 'Accounting for Investments' section above. These evaluations require the use of judgment. The portion of equity interests attributable to other parties is reported as non-controlling interest.
We report the non-controlling interest in the consolidated balance sheet within the equity section, separately from WGL Holding's common shareholders' equity. Non-controlling interest represents the non-controlling interest holder's proportionate share of consolidated total equity not attributable to WGL or its subsidiaries. Non-controlling interest is determined by the contributions from/distributions to the non-controlling interest holder, as adjusted for the non-controlling interest holder's proportionate share of the earnings or losses and other comprehensive income (loss), if any. The non-controlling interest holder continues to be allocated its share of losses even if it results in a deficit non-controlling interest balance.
Accounting for Pension and Other Post-Retirement Benefit Plans
Washington Gas maintains a qualified, trusteed, employee-non-contributory defined benefit pension plan (qualified pension plan) covering most active and vested former employees of Washington Gas and a separate non-funded defined benefit supplemental retirement plan (DB SERP) covering certain executive officers. The qualified pension plan and DB SERP were closed to new entrants on January 1, 2010. As of January 1, 2010, all new employees were entitled to participate in our defined contribution plans, and certain management employees receive benefits under a non-funded defined benefit restoration plan (DB Restoration). The DB Restoration was established for the purpose of providing supplemental pension and pension related benefits. Washington Gas also provides certain healthcare and life insurance benefits for retired employees (health and life benefit plan). Washington Gas accrues the estimated benefit obligation for all of our defined benefit plans as earned by the covered employees. The qualified pension plan and health and life benefit plan benefits are paid out of the respective trusts. For the unfunded DB SERP and DB Restoration, Washington Gas pays, from internal funds, the individual benefits as they are due. The qualified pension plan, DB SERP, DB Restoration and health and life benefit plans are collectively referred to as the “Plans.”
The measurement of the Plans’ obligations and costs is dependent on a variety of factors, such as employee demographics, the level of contributions made to the Plans, earnings on the Plans’ assets and mortality rates. The following assumptions are also critical to this measurement. These assumptions are derived on an annual basis with the assistance of a third party actuarial firm:

•	Discount rate,

•	Expected long-term return on plan assets,

•	Rate of compensation increase,

•	Healthcare cost trend rate and

•	Projected increases to the Health Reimbursement Account (HRA) plan stipend.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

We determine the discount rate based on a portfolio of high quality fixed-income investments (AA- as assigned by Standard & Poor’s or Aa3 as assigned by Moody’s or better) whose cash flows would cover our expected benefit payments. We determine the expected long-term rate of return by averaging the expected earnings for the target asset portfolio. In developing the expected rate of return assumption, we evaluate an analysis of historical actual performance and long-term return projections, which gives consideration to the asset mix and anticipated length of obligation of the Plans. Historically, the expected long-term return on plan assets has been lower for the health and life benefit plan than for the qualified pension plan due to differences in the allocation of the assets in the plan trusts and the taxable status of one of the trusts. We calculate the rate of compensation increase based on salary expectations, expected inflation levels, union negotiated salary rates and promotional expectations. The healthcare cost trend rate is determined by working with insurance carriers, reviewing historical claims data for the health and life benefit plan, considering plan provisions and analyzing market expectations. Effective January 1, 2015, Medicare eligible retirees and dependents age 65 and older receive an annual subsidy of $3,300 as a benefit from the HRA plan and, therefore, the value of the benefits provided to these participants is not affected by the healthcare cost trend rate. While the HRA plan terms do not guarantee increases to the stipend, Washington Gas intends to review the stipend annually. Washington Gas assumed no increase to the annual subsidy in fiscal years 2016 and 2017 and a 3.0% increase thereafter in order to approximate possible future increases to the stipend.

The following table illustrates the effect of changing these actuarial assumptions, while holding all other assumptions constant:

Effect of Changing Critical Actuarial Assumptions
(In millions)		Pension Benefits		Health and Life Benefits
Actuarial Assumptions	Percentage-Point Change in Assumption	Increase (Decrease) in Ending Obligation	Increase (Decrease) in Annual Cost	Increase (Decrease) in Ending Obligation	Increase (Decrease) in Annual Cost
Expected long-term return on plan assets	+/- 1.00 pt.	n/a	$(6.8) / $6.8	n/a	$(4.2) / $4.2
Discount rate	+/- 0.25 pt.	$(36.1) / $38.3	$(2.5) / $2.6	$(11.0) / $11.6	$(0.8) / $0.7
Rate of compensation increase	+/- 0.25 pt.	$6.6 / $(6.4)	$1.1 / $(1.0)	n/a	n/a
Healthcare cost trend rate	+/- 1.00 pt.	n/a	n/a	$5.9 / $(5.3)	$1.0 / $(1.0)
Projected increases to the HRA plan stipend	+/- 1.00 pt.	n/a	n/a	$33.6 / $(26.8)	$4.4 / $(2.0)

We have historically utilized the Society of Actuaries’ (SOA) published mortality data in developing a best estimate of mortality as part of the calculation of the pension and other post-retirement benefit obligations. On October 27, 2014, the SOA published updated mortality tables for U.S. plans (RP-2014) and an updated improvement scale (MP-2014), which both reflect improved longevity. The MP-2014 improvement scale assumes that short-term rates of mortality improvement will converge to 1.00% per annum up to age 85 trending down to 0% between age 85 and age 115 with the ultimate long-term rate of improvement over a 20-year period from 2007 to 2027. Based upon an evaluation of the information provided by the SOA related to the RP-2014 tables and the MP-2014 improvement scale as well as recent additional studies of mortality improvement, we adopted the RP-2014 tables and adopted a modified improvement scale. We have modified the MP-2014 improvement scale to (a) adjust the ultimate long-term rate of mortality improvement from 1.00% to 0.75% per annum up to age 85 trending down to 0% between age 85 and age 115; and (b) shorten the convergence period from short term to ultimate rates of improvement from the 20-year period to a 15-year period. These mortality assumptions were used to determine the benefit obligations as of September 30, 2016 and 2015. On October 8, 2015 the SOA published an updated improvement scale (MP-2015) which, compared to MP-2014, includes more recent mortality experience data and projects a lower rate of future mortality improvement. These updates are consistent with the adjustments we made to MP-2014 to develop our modified improvement scale.
Differences between actuarial assumptions and actual plan results are deferred and amortized into cost when the accumulated differences exceed ten percent of the greater of the projected benefit obligation or the market-related value of the plan assets. If necessary, the excess is amortized over the average remaining service period of active employees. At

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

September 30, 2016, the discount rate for the pension, DB SERP and DB Restoration plans decreased to 3.7%, 3.4% and 3.4%, from 4.5%, 4.1% and 4.1%, respectively, for the comparable period in the prior year. The health and post-retirement plans discount rate also decreased to 3.7% from 4.5% during the same period. The lower discount rates reflect the change in long-term interest rates primarily due to current market conditions. The change in the discount rates resulted in actuarial losses increasing our pension and other post-retirement obligations by $108.2 million and $33.0, respectively, for the year ended September 30, 2016. Refer to Note 10 —Pension and Other Post-Retirement Benefit Plans of the Notes to Consolidated Financial Statements for a listing of the actuarial assumptions used and for further discussion of the accounting for the Plans.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

WGL HOLDINGS, INC.
RESULTS OF OPERATIONS
Our chief operating decision maker utilizes earnings before interest and tax (“EBIT”) as the primary measure of profit and loss in assessing the results of each segment’s operations. EBIT includes operating income, other income (expense), earnings from unconsolidated affiliates and is adjusted by amounts attributable to non-controlling interests. We believe that our use of EBIT enhances the ability to evaluate segment performance because it excludes interest and income tax expense, which are affected by corporate-wide strategies such as capital financing and tax sharing allocations.
EBIT should not be considered an alternative to, or a more meaningful indicator of our operating performance than, net income. Refer to summary results below for a reconciliation of EBIT to net income applicable to common stock.
Summary Results
WGL reported net income applicable to common stock of $167.6 million, $131.3 million and $105.9 million for the fiscal years ended September 30, 2016, 2015 and 2014, respectively. We earned a return on average common equity of 12.8%, 10.5% and 8.4%, respectively, during each of these three fiscal years.
The following table summarizes our EBIT by operating segment for fiscal years ended September 30, 2016, 2015 and 2014.

Analysis of Consolidated Results
	Years Ended September 30,			Increase (Decrease)
(In millions)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
EBIT:
Regulated utility	$228.2	$224.0	$184.7	$4.2	$39.3
Retail energy-marketing	65.0	46.6	14.0	18.4	32.6
Commercial energy systems	22.0	9.7	6.9	12.3	2.8
Midstream energy services	7.8	(2.7)	8.4	10.5	(11.1)
Other activities	(3.2)	(9.7)	(11.6)	6.5	1.9
Intersegment eliminations	(0.5)	(1.0)	(0.2)	0.5	(0.8)
Total	$319.3	$266.9	$202.2	$52.4	$64.7
Interest expense	52.3	50.5	37.7	1.8	12.8
Income tax expense	98.1	83.8	57.3	14.3	26.5
Dividends on Washington Gas preferred stock	1.3	1.3	1.3	—	—
Net income applicable to common stock	$167.6	$131.3	$105.9	$36.3	$25.4
EARNINGS PER AVERAGE COMMON SHARE
Basic	$3.33	$2.64	$2.05	$0.69	$0.59
Diluted	$3.31	$2.62	$2.05	$0.69	$0.57

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Regulated Utility Operating Results
The following table summarizes the regulated utility segment’s financial data for fiscal years ended September 30, 2016, 2015 and 2014.

Regulated Utility Financial Data
	Years Ended September 30,			Increase (Decrease)
(In millions)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Utility net revenues(1):
Operating revenues	$1,070.9	$1,328.2	$1,443.8	$(257.3)	$(115.6)
Less: Cost of gas	272.0	536.0	726.9	(264.0)	(190.9)
Revenue taxes	73.0	83.5	84.3	(10.5)	(0.8)
Total utility net revenues	725.9	708.7	632.6	17.2	76.1
Operation and maintenance	322.0	320.1	291.4	1.9	28.7
Depreciation and amortization	116.1	110.4	104.1	5.7	6.3
General taxes and other assessments	57.4	53.7	53.4	3.7	0.3
Other income (expenses)-net	(2.2)	(0.5)	1.0	(1.7)	(1.5)
EBIT	$228.2	$224.0	$184.7	$4.2	$39.3
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
Fiscal Year 2016 vs. Fiscal Year 2015
The increase in EBIT primarily reflects the following:

•	higher utility net revenue related to growth of over 12,500 average active customer meters;

•	higher unrealized mark-to-market valuations associated with our asset optimization program and

•	higher rate recovery related to the accelerated pipeline replacement programs.

Partially offsetting these favorable variances were:

•	lower revenues attributed to warmer weather and unfavorable effects of changes in natural gas consumption patterns in the District of Columbia;

•	lower realized margins associated with our asset optimization program;

•	a decrease in the recovery of carrying costs on lower average storage gas inventory balances;

•	higher depreciation due to the growth in our utility plant and

•	higher general taxes.

Fiscal Year 2015 vs. Fiscal Year 2014
The increase in EBIT primarily reflects the following:

•	higher utility net revenue related to growth of more than 12,700 average active customer meters;

•	higher revenues due to new base rates in Maryland;

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

Composition of Changes in Utility Net Revenues
	Increase (Decrease)
(In millions)	2016 vs. 2015	2015 vs. 2014
Customer growth	$7.0	$5.1
Estimated effects of weather and consumption patterns	(15.6)	3.3
Impact of rate cases	—	2.6
Accelerated pipe replacement programs	12.9	9.7
Asset optimization:
Realized margins	(3.7)	4.5
Unrealized mark-to-market valuations	18.3	59.9
Lower-of-cost or market adjustment	1.3	(1.1)
Storage carrying costs	(2.6)	(1.4)
Other	(0.4)	(6.5)
Total	$17.2	$76.1
Customer growth — Average active customer meters increased by more than 12,500 from fiscal year 2015 to 2016. Average active customer meters increased by more than 12,700 from fiscal year 2014 to 2015.
Estimated effects of weather and consumption patterns— Weather, when measured by HDDs, was 10.4% warmer than normal during the year ended September 30, 2016, compared to 4.6% and 9.6% colder than normal during the years ended September 30, 2015 and 2014. In the District of Columbia, where Washington Gas does not have a billing mechanism or financial instruments to offset the effects of weather, the warmer weather for the year ended September 30, 2016, resulted in a negative variance to net revenues. Net revenues were also negatively impacted by changes in natural gas consumption patterns in the District of Columbia. Natural gas consumption patterns may be affected by shifts in weather patterns in which customer heating usage may not correlate highly with average historical levels of usage per heating degree days that occur. Natural gas consumption patterns may also be affected by non-weather related factors such as customer conservation. Refer to the section entitled "Weather Risk" for a discussion of billing mechanisms in Maryland and Virginia, which are designed to eliminate the net revenue effects of variations in customer usage caused by weather and other factors such as conservation.
Impact of rate cases — The year over year variance for 2015 and 2014 reflects base rates that were approved in Maryland, effective November 23, 2013.

Accelerated pipe replacement programs — The positive effect on revenues is primarily due to the continued growth of our accelerated pipe replacement programs in the District of Columbia, Maryland and Virginia.
Asset optimization — We recorded unrealized mark-to-market gains associated with our energy-related derivatives of $12.0 million for the year ended September 30, 2016, compared to unrealized mark-to-market losses of $6.3 million and $66.2 million for the fiscal years ended September 30, 2015 and 2014, respectively. When these derivatives settle, any unrealized

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

amounts will ultimately reverse and Washington Gas expects to realize margins in combination with related transactions that these derivatives economically hedge. The large swings in the valuations are partially due to movements in unobservable inputs used in the valuation of long-dated forward contracts. We believe that these values are not reflective of our ultimate cash flows as these purchases are utilized in the optimization of our long-term natural gas transportation and storage capacity resources, the value of which is not reflected at fair value. Refer to the section entitled “Market Risk—Price Risk Related to the Regulated Utility Segment” for further discussion of our asset optimization program.
Storage Carrying Costs — Each jurisdiction provides for the recovery of carrying costs based on the pre-tax cost of capital, multiplied by the average monthly investment balance of storage gas inventory. The decrease in both year-over-year comparisons reflects lower average storage gas inventory balances primarily due to significantly lower priced gas in inventory.
Operation and Maintenance Expenses. The following table provides the key factors contributing to the changes in operation and maintenance expenses of the regulated utility segment between years.

Composition of Changes in Operation and Maintenance Expenses
	Increase/(Decrease)
(In millions)	2016 vs. 2015	2015 vs. 2014
Employee incentives and direct labor costs	$2.6	$15.9
Employee benefits	(2.0)	(6.7)
Business development	(3.9)	6.7
System safety and integrity	0.8	2.2
Environment costs, net	(1.7)	1.9
Support services	5.9	3.1
Liability insurance	0.9	1.7
Uncollectible accounts	(1.3)	0.8
Other	0.6	3.1
Total	$1.9	$28.7

Employee incentives and direct labor costs — Washington Gas incurred increased employee incentives and labor costs, net, for the year ended September 30, 2016 over the previous fiscal year, as a result of an increase in the number of employees and merit increases. The increase in expense for fiscal year 2015 compared to fiscal year 2014 is primarily due to an increase in the valuation of our share-based long-term incentive plan as well as increases in the number of employees and merit increases.
Employee benefits — The decrease in employee benefits expense in both the current and prior period comparisons was primarily due to separate amendments to the post-retirement benefit plans, which lowered expense in fiscal year 2015 and further lowered expense in fiscal year 2016.
Business development — The year-over-year variances for both periods reflects the costs incurred in 2015 related to the potential investment in Virginia gas reserves as well as other growth initiatives. Refer to the section entitled “Rates and Regulatory Matters" for a further discussion of Virginia gas reserves.
  System safety and integrity — The year year-over year increase in both periods reflects increased safety and reliability activities.
Environment costs, net — The decrease in the fiscal year ended September 30, 2016 from the previous fiscal year is primarily due to proceeds received from an environmental insurance policy in the current year. The year-over-year comparison for the prior period, primarily reflects proceeds received from an environmental policy in fiscal year 2014.
Support services —  Washington Gas incurred additional costs for both year-over-year comparisons due to increased project related costs including the implementation of a new customer information system as well as infrastructure support costs.
Liability insurance — The increase in liability insurance for both periods is due to higher excess liability premiums.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Uncollectible accounts — Both year-over-year comparisons in uncollectible accounts reflect a refund to customers which was accrued in fiscal year 2015. The refund was a result of an order from the PSC of DC associated with a cash settlement to Competitive Service Providers (CSPs). Refer to Rates and Regulatory Matters for a further discussion.
Depreciation and Amortization.  The following table provides the key factors contributing to the changes in depreciation and amortization of the regulated utility segment between years.

Composition of Changes in Depreciation and Amortization
	Increase (Decrease)
(In millions)	2016 vs. 2015	2015 vs. 2014
Accelerated pipe replacement programs	$2.2	$1.6
Other capital expenditures, net	3.5	4.7
Total	$5.7	$6.3

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Non-Utility Operating Results
Retail Energy-Marketing
The following table depicts the retail energy-marketing segment’s operating results along with selected statistical data.

Retail-Energy Marketing Financial and Statistical Data
	Years Ended September 30,			Increase (Decrease)
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Operating Results (In millions)
Gross margins(1):
Operating revenues	$1,238.5	$1,306.8	$1,310.3	$(68.3)	$(3.5)
Less: Cost of energy	1,110.4	1,201.1	1,239.0	(90.7)	(37.9)
Revenue taxes	11.0	9.3	8.3	1.7	1.0
Total gross margins	117.1	96.4	63.0	20.7	33.4
Operation expenses	46.5	44.7	43.8	1.8	0.9
Depreciation and amortization	1.2	0.7	0.7	0.5	—
General taxes and other assessments—other	4.5	4.5	4.6	—	(0.1)
Other income - net	0.1	0.1	0.1	—	—
EBIT	$65.0	$46.6	$14.0	$18.4	$32.6
Analysis of gross margins (In millions)
Natural gas
Realized margins	$49.1	$61.0	$59.0	$(11.9)	$2.0
Unrealized mark-to-market valuations	8.1	(12.7)	5.2	20.8	(17.9)
Other	—	(1.1)	—	1.1	(1.1)
Total gross margins—natural gas	57.2	47.2	64.2	10.0	(17.0)
Electricity
Realized margins	$57.2	$57.2	$0.7	$—	$56.5
Unrealized mark-to-market gains valuations	2.7	(8.0)	(1.9)	10.7	(6.1)
Total gross margins—electricity	59.9	49.2	(1.2)	10.7	50.4
Total gross margins	$117.1	$96.4	$63.0	$20.7	$33.4
Other Retail-Energy Marketing Statistics
Natural gas
Therm sales (millions of therms)	750.7	713.0	718.1	37.7	(5.1)
Number of customers (end of period)	133,000	143,800	156,600	(10,800)	(12,800)
Electricity
Electricity sales (millions of kWhs)	13,090.7	12,057.0	11,692.0	1,033.7	365.0
Number of accounts (end of period)	127,400	138,000	162,100	(10,600)	(24,100)
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
Fiscal Year 2016 vs. Fiscal Year 2015. The increase in EBIT primarily reflects higher unrealized mark-to-market valuations due to fluctuating market prices for derivatives related to natural gas and electricity in the current period.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The comparison of realized gross margins from natural gas sales reflects lower natural gas margins due to a decrease in portfolio optimization activity, partially offset by increased wholesale customer sales. Realized gross margins from electric sales were relatively unchanged when compared to the prior fiscal year.
Operating expenses were higher due to increased commercial broker fees.
Fiscal Year 2015 vs. Fiscal Year 2014.  The increase in EBIT primarily reflects improved realized margins for electricity in fiscal year 2015, reflecting lower PJM capacity and ancillary service charges. Additionally, fiscal year 2014 electricity margins were much lower, reflecting extreme price movements during the colder than normal weather that occurred between January and March of 2014. Gross margins were also affected by lower unrealized mark-to-market valuations for both natural gas and electricity due to fluctuating market prices.
Commercial Energy Systems
The tables below represent the financial results of the commercial energy systems segment for the fiscal years ended September 30, 2016, 2015, and 2014.

Commercial Energy Systems Segment Financial Information
	Years Ended September 30,			Increase (Decrease)
(In millions)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Operating revenues	$89.1	$51.8	$40.7	$37.3	$11.1
Operating expenses:
Cost of sales	40.9	21.5	20.3	19.4	1.2
Operations	25.1	17.1	10.4	8.0	6.7
Depreciation and amortization	15.2	10.7	6.2	4.5	4.5
General taxes and other assessments	0.5	0.4	0.3	0.1	0.1
Operating expenses	$81.7	$49.7	$37.2	$32.0	$12.5
Equity earnings	7.6	2.2	2.0	5.4	0.2
Other income	6.4	5.4	1.4	1.0	4.0
Less: Non-controlling interest	(0.6)	—	—	(0.6)	—
EBIT	$22.0	$9.7	$6.9	$12.3	$2.8

EBIT by division:
Energy-efficiency contracting	$6.6	$(2.4)	$(2.9)	$9.0	$0.5
Commercial distributed generation	13.4	10.0	7.4	3.4	2.6
Investment in distributed generation	2.0	2.1	2.4	(0.1)	(0.3)
Total	$22.0	$9.7	$6.9	$12.3	$2.8

Fiscal Year 2016 vs. Fiscal Year 2015. The increase in EBIT reflects: (i) higher margins from the energy-efficiency contracting business, (ii) growth in distributed generation assets in service, including higher income from solar renewable energy credit sales and (iii) higher equity earnings from alternative energy investments. Additionally, the improvement in EBIT reflects prior period losses associated with unrecovered government contracting costs of $3.0 million. These improvements in EBIT are partially offset by a $4.1 million impairment recorded during fiscal year 2016, related to our investment in thermal solar projects and higher operating and depreciation expenses due to additional in-service distributed generation assets.

Additionally, not reflected in EBIT is the amortization of investment tax credits related to our distributed generation assets which were $5.3 million and $4.1 million for year ended September 30, 2016 and 2015, respectively.

Fiscal Year 2015 vs. Fiscal Year 2014.  The increase in EBIT primarily reflects higher revenues attributed to additional distributed generation assets placed in service in the current year compared to prior year, higher contract margins on new federal contracts and higher income from state rebate programs for certain distributed generation projects. These favorable variances are partially offset by higher operating expenses due to increased in-service distributed generation assets as well as

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

$3.0 million of unrecovered government contracting costs recorded in fiscal year 2015 related to contracting under the Small Business Administration's Business Development 8(a) Program. The amortization of investment tax credits related to our distributed generation assets, not included in EBIT, was $2.8 million for fiscal year 2014.
Midstream Energy Services

The table below represents the financial results of the midstream energy services segment for the year ended September 30, 2016, 2015 and 2014.

Midstream Energy Services Segment Financial Information
	Years Ended September 30,			Increase (Decrease)
(In millions)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Operating revenues(a)	$6.6	$3.2	$16.6	$3.4	$(13.4)
Operating expenses:
Operations	4.8	7.7	8.5	(2.9)	(0.8)
Depreciation and amortization	0.1	0.1	0.1	—	—
General taxes and other assessments	0.3	0.8	0.3	(0.5)	0.5
Operating expenses	$5.2	$8.6	$8.9	$(3.4)	$(0.3)
Equity earnings	6.2	2.6	0.7	3.6	1.9
Other income	0.2	0.1	—	0.1	0.1
EBIT	$7.8	$(2.7)	$8.4	$10.5	$(11.1)
(a) The trading margins of Midstream Energy Services, including unrealized gains and losses on derivative instruments, are netted within operating revenues.

Fiscal Year 2016 vs. Fiscal Year 2015. The increase in EBIT for the year ended September 30, 2016 compared to 2015, primarily reflects: (i) a $26.5 million increase related to valuations on our derivative contracts associated with our long-term transportation strategies; (ii) lower development expenses related to our pipeline investments and (iii) higher income related to our pipeline investments. Partially offsetting these favorable variances are: (i) $9.5 million in lower valuations and realized margins related to storage inventory and the associated economic hedging transactions and (ii) a $13.6 million decrease primarily related to realized margins for our transportation strategies, primarily as a result of losses of approximately $15.2 million associated with the index price used in a gas purchase contract with Antero, which is the subject of arbitration. These losses may continue to accumulate in the near term, but we anticipate they will reverse in future periods upon the completion of the arbitration proceedings. Refer to Note 13 — Commitments and Contingencies of the Notes to Consolidated Financial Statements for further discussion of this matter.

Fiscal Year 2015 vs. Fiscal Year 2014. The decrease in EBIT for fiscal year 2015, compared to fiscal year 2014, was driven by a reduction to income due to lower-of-cost or market adjustments on storage gas inventory and lower total annual storage and transportation spreads in fiscal year 2015 which affected our realized margins. Mostly offsetting the decrease in EBIT were the higher mark-to-market valuations on our derivative instruments, as well as lower investment development expenses and higher income related to our pipeline investments.
Other Non-Utility Activities
Transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our four operating segments, are aggregated as “Other Activities” and included as part of non-utility operations. Our other non-utility activities reflect EBIT of $(3.2) million, $(9.7) million and $(11.6) million for the year ended September 30, 2016, 2015 and 2014, respectively. The comparison of EBIT between fiscal year 2016 and fiscal year 2015 primarily reflects a $5.6 million impairment charge of our investment in ASDHI in the prior year period. The comparison of EBIT for fiscal years 2015 and 2014 reflects lower branding initiatives and business development costs.
Intersegment Eliminations

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
Consolidated Interest Expense
The following table shows the components of WGL’s consolidated interest expense for the years ended September 30, 2016, 2015 and 2014. The increase in interest on long-term debt year over year primarily reflects the issuance of additional unsecured MTNs and private placement notes issued by Washington Gas in fiscal years 2016, 2015 and 2014, as well as senior notes issued by WGL in fiscal years 2016 and 2015.

Composition of Consolidated Interest Expense
	Years Ended September 30,			Increase (Decrease)
(In millions)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Interest on long-term debt	$52.5	$51.2	$37.1	$1.3	$14.1
Other net, including allowance for funds used during construction	(0.2)	(0.7)	0.6	0.5	(1.3)
Total	$52.3	$50.5	$37.7	$1.8	$12.8
Consolidated Income Taxes
The following table shows WGL’s consolidated income tax expense and effective income tax rate for the years ended September 30, 2016, 2015 and 2014.

Consolidated Income Taxes
	Years Ended September 30,			Increase (Decrease)
(In millions)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Income before income taxes	$266.4	$216.4	$164.5	$50.0	$51.9
Income tax expense	98.1	83.8	57.3	14.3	26.5
Effective income tax rate	36.8%	38.7%	34.8%	(1.9)%	3.9%

The decrease in the effective income tax rate for the year ended September 30, 2016, compared to the prior fiscal year is mainly due to a $5.6 million impairment charge of our investment in ASDHI recorded in fiscal year 2015 (which is not deductible for income tax purposes). The lower fiscal year 2014 effective income tax rate, when comparing to fiscal years 2016 and 2015, is primarily a result of the tax benefit recorded during the first quarter of fiscal year 2014 for the reinstatement of regulatory assets related to the tax effect of Med D, causing the rate to be lower during that year. Refer to Note 9—Income Taxes of the Notes to the Consolidated Financial Statements for details.
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
During the fiscal year ended September 30, 2016, WGL met its liquidity and capital needs through retained earnings, reduced cash outflows resulting from deferred income taxes and the issuance of commercial paper, long-term debt and common stock. Washington Gas met its liquidity and capital needs through retained earnings, reduced cash outflows resulting from deferred income taxes and the issuance of commercial paper and long-term debt.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Our ability to access capital markets depends on our credit ratings, general market liquidity, and investor demand for our securities. Our credit ratings depend largely on the financial performance of our subsidiaries, and a ratings downgrade could both increase our borrowing costs and trigger the need for us to post additional collateral with our wholesale counterparties or other creditors. In support of our credit ratings, we have a goal to maintain our long-term average common equity ratio in the 50% range of total consolidated capital over the long term. As of September 30, 2016, total consolidated capitalization, including current maturities of long-term debt and notes payable, comprised 43.3% common equity, 0.9% preferred stock and 55.8% long and short-term debt. This ratio varies during the fiscal year primarily due to the seasonal nature of Washington Gas' business. This seasonality also affects our short-term debt balances, which are typically higher in the fall and winter months and substantially lower in the spring when a significant portion of Washington Gas' current assets are converted into cash at the end of the heating season. Our cash flow requirements and our ability to provide satisfactory resources to meet those requirements are primarily influenced by the activities of all of WGL’s operating segments.
Our plans provide for sufficient liquidity to satisfy our financial obligations. At September 30, 2016, we had no significant restrictions on our cash balances or retained earnings that would affect the payment of common or preferred stock dividends by either WGL or Washington Gas.
Short-Term Cash Requirements and Related Financing
Washington Gas has seasonal short-term cash requirements to fund the purchase of storage gas inventory in advance of the winter heating season. At September 30, 2016 and 2015, Washington Gas had balances in gas storage of $82.5 million and $94.5 million, respectively. Washington Gas collects the cost of gas under cost recovery mechanisms approved by its regulators. Additionally, Washington Gas may be required to post cash collateral for certain purchases.
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
Variations in the timing of collections under Washington Gas' gas cost recovery mechanisms can significantly affect its short-term cash requirements. At September 30, 2016 and 2015, Washington Gas had $3.3 million and $15.9 million in net over-collections, respectively, of gas costs reflected in current liabilities as gas costs due to customers. Amounts under-collected or over-collected that are generated during the current gas cost recovery cycle are deferred as a regulatory asset or liability on the balance sheet until September 1 of each year, at which time the accumulated amount is transferred to gas costs due from/to customers as appropriate. At September 30, 2016 and 2015, Washington Gas had a net regulatory asset of $5.7 million and net regulatory liability of $28.8 million, respectively, related to the current gas recovery cycle.
WGL Energy Services and WGL Midstream have seasonal short-term cash requirements to fund the purchase of storage gas inventory in advance of the winter heating season. At September 30, 2016 and 2015, WGL Energy Services had balances in gas storage of $31.5 million and $36.1 million, respectively. WGL Energy Services collects revenues that are designed to reimburse commodity costs used to supply their retail customer contracts and wholesale counterparty contracts. At September 30, 2016 and 2015, WGL Midstream had balances in gas storage of $93.1 million and $80.8 million, respectively. As market opportunities arise, WGL Midstream collects revenues in excess of its commodity costs through its wholesale counterparty contracts. WGL Energy Services and WGL Midstream derive funding to finance these activities from short-term debt issued by WGL, which is made available through the money pool as discussed below. Additionally, WGL Energy Services and WGL Midstream may be required to post cash collateral for certain transactions. WGL Energy Services and WGL Midstream may be required to provide parent guarantees from WGL for certain transactions.
In addition to storage gas, WGL Midstream also has cash requirements to fund the capital requirements of its various infrastructure investments. At September 30, 2016 and 2015, WGL Midstream had investments of $237.4 million and $73.4 million related to these investments, respectively. WGL Midstream initially funds capital calls related to these investments from short-term debt issued by WGL, generally with the intent of securing replacement long-term financing arrangements in the form of long-term debt or equity by WGL.
WGL Energy Systems has cash requirements to fund the construction and purchase of residential and commercial distributed generation systems. WGL Energy Systems initially finances these activities through short-term debt issued by WGL,

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

generally with the intent of securing replacement long-term financing arrangements in the form of long-term debt or equity by WGL.
WGL and Washington Gas use short-term debt in the form of commercial paper or unsecured short-term bank loans to fund seasonal cash requirements. Our policy is to maintain back-up bank credit facilities in an amount equal to or greater than our expected maximum commercial paper position.
WGL and Washington Gas each have credit facilities. The credit facility for WGL permits it to borrow up to $450.0 million, and further permits, with the banks’ approval, additional borrowings of $100 million for a maximum potential total of $550 million. The credit facility for Washington Gas permits it to borrow up to $350.0 million, and further permits, with the banks’ approval, additional borrowings of $100 million for a maximum potential total of $450 million. The interest rate on loans made under each of the credit facilities is a fluctuating rate per annum that is set using certain parameters at the time each loan is made. WGL and Washington Gas incur credit facility fees, which in some cases are based on the long-term debt ratings of WGL and Washington Gas. In the event that the long-term debt ratings are downgraded below certain levels, WGL and Washington Gas would be required to pay higher fees. There are five different levels of fees. The credit facility for WGL defines its applicable fee level as one level higher than the fee level applicable to Washington Gas. Under the terms of the credit facilities, the lowest level facility fee is 0.06% and the highest is 0.175%. The facilities have a maturity date of December 19, 2019, and the credit agreements each provide WGL or Washington Gas with the right, as applicable, to request two additional one-year extensions, with the banks’ approval. Bank credit balances available to WGL and Washington Gas net of commercial paper balances were $223.0 million and $308.0 million at September 30, 2016 and $207.0 million and $261.0 million at September 30, 2015, respectively.
To manage credit risk, Washington Gas may require certain customers and suppliers to provide deposits, including collateral from wholesale counterparties, which are reported as current liabilities in “Customer deposits and advance payments,” in the accompanying balance sheets. At September 30, 2016 and 2015, “Customer deposits and advance payments” totaled $80.9 million and $88.5 million, respectively. For Washington Gas, deposits from customers may be refunded at various times throughout the year based on the customer’s payment habits. At the same time, other customers make new deposits that cause the balance of customer deposits to remain relatively steady. There are no restrictions on Washington Gas’ use of these customer deposits. Washington Gas pays interest to its customers on these deposits in accordance with the requirements of its regulatory commissions.
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

Money Pool
WGL has money pool arrangements with and among its subsidiaries to coordinate and provide for certain short term cash and working capital requirements. This money pool may also accumulate cash from the periodic issuance of WGL’s common stock from the company’s "at-the-market" (ATM) offering, dividend reinvestment program and stock based compensation programs as well as the operations of certain subsidiaries. In return, the money pool provides short-term loans to its subsidiaries to meet various working capital needs. Washington Gas does not participate in the money pool.
Project Financing
Washington Gas obtains third-party project financing on behalf of the Federal government to provide funds during the construction of certain energy management services projects entered into under Washington Gas' area-wide contract. As the financing entity funds the energy management services project, Washington Gas establishes a payable to the financing entity. As work is performed, Washington Gas establishes a receivable representing the government's obligation to remit principal and interest. The payable and receivable are equal to each other at the end of the construction period, but there could be timing differences in the recognition of the project related payable and receivable during the construction period. When these projects are formally “accepted” by the government and deemed complete, Washington Gas assigns the ownership of the receivable to the financing entity in satisfaction of the obligation to the financing entity and removes both the receivable and the obligation related to the financing from its financial statements.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

As of September 30, 2016, Washington Gas recorded a $73.3 million "Unbilled revenues" on the balance sheet and a $62.4 million corresponding short-term obligation to the lender in "Notes payable", for energy management services projects that were not complete. Because these projects are financed for government agencies which have minimal credit risk, and with which we have previous collection experience, Washington Gas did not record a corresponding reserve for bad debts related to these receivables at September 30, 2016.
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
On September 16, 2016, Washington Gas issued $250 million of 3.796% medium-term notes due in 2046. The notes are subject to prepayment at Washington Gas' option at any time in whole or from time to time in part, at a redemption price equal to the greater of (i) 100% of the principal amount thereof and (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon, plus a make-whole call premium, plus, in either such case, accrued and unpaid interest on the principal of such notes to the date of redemption. At any time on and after March 15, 2046, Washington Gas may redeem the notes on any date or dates, in whole or from time to time in part, at 100% of the principal of such notes, plus accrued and unpaid interest on the principal of such notes to the date of redemption.
On November 24, 2015, WGL entered into an equity distribution agreement relating to a continuous offering under which WGL may sell common stock with an aggregate sales price of up to $150 million through an ATM program. Sales of common stock can be made by means of privately negotiated transactions, as transactions on the New York Stock Exchange at market prices or in such other transactions as agreed upon by WGL and the sales agents and in conformance with applicable securities laws. WGL began selling shares under this agreement in February 2016. During the fiscal year ended September 30, 2016, WGL has issued 1.2 million shares of common stock for gross proceeds of $78.2 million. As WGL increases capital expenditures pursuant to its announced investment commitments and its other growth strategies, it plans to continue raising capital by issuing additional shares of common stock. There can be no assurance, however, that we will be able to continue raising capital, or whether any such transactions will be on favorable terms.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Security Ratings
The table below reflects the current credit ratings for the outstanding debt instruments of WGL and Washington Gas. Changes in credit ratings may affect WGL's and Washington Gas' cost of short-term and long-term debt and our access to the capital markets. A security rating is not a recommendation to buy, sell or hold securities. Credit ratings are subject to revision or withdrawal at any time by the assigning rating organization and each rating should be evaluated independently of any other rating.

	WGL		Washington Gas
Rating Service	Senior Unsecured	Commercial Paper	Senior Unsecured	Commercial Paper
Fitch Ratings(a)	A	F1	AA-	F1
Moody’s Investors Service(b)	A3	P-2	A1	P-1
Standard & Poor’s Ratings Services(c)	A	A-1	A+	A-1
(a) The long-term debt ratings outlook issued by Fitch Ratings for WGL and Washington Gas was adjusted to negative on October 13, 2016.
(b) The long-term debt ratings outlook issued by Moody’s Investors Service for WGL and Washington Gas is stable.
(c) The long-term debt ratings outlook issued by Standard & Poor’s Rating Services for WGL and Washington Gas is stable.
Ratings Triggers and Certain Debt Covenants
WGL and Washington Gas pay credit facility fees, which in some cases are based on the long-term debt ratings of Washington Gas. Under the terms of WGL’s and Washington Gas' revolving credit agreements, term loan facility and private placement notes, the ratio of consolidated financial indebtedness to consolidated total capitalization cannot exceed 0.65 to 1.0 (65.0%). As of September 30, 2016, WGL's and Washington Gas' ratios of consolidated financial indebtedness to consolidated total capitalization were 56% and 48%, respectively. In addition, WGL and Washington Gas are required to inform lenders of changes in corporate existence, financial conditions, litigation and environmental warranties that might have a material effect on debt ratings. The failure to inform the lenders’ agent of material changes in these areas might constitute default under the agreements. Additionally, failure to pay principal or interest on any other indebtedness may be deemed a default under our credit agreements. A default, if not remedied, may lead to a suspension of further loans and/or acceleration in which obligations become immediately due and payable. At September 30, 2016, we believe we were in compliance with all of the covenants under our revolving credit facilities.
For certain of Washington Gas’ natural gas purchase and pipeline capacity agreements, if the long-term debt of Washington Gas is downgraded below the lower of a BBB- rating by Standard & Poor’s or a Baa3 rating by Moody’s Investors Service, or if Washington Gas is deemed by a counterparty not to be creditworthy, then the counterparty may withhold service or deliveries, or may require additional credit support. For certain other agreements, if the counterparty’s credit exposure to Washington Gas exceeds a contractually defined threshold amount, or if Washington Gas’ credit rating declines by a certain rating level, then the counterparty may require additional credit support. At September 30, 2016, Washington Gas would not be required to provide additional credit support for these arrangements if its long-term credit rating was to be downgraded by one rating level.
WGL guarantees payments for certain purchases of natural gas and electricity on behalf of WGL Energy Services and WGL Midstream (refer to “Contractual Obligations, Off-Balance Sheet Arrangements and Other Commercial Commitments” for further discussion of these guarantees). If the credit rating of WGL declines, WGL Energy Services and WGL Midstream may be required to provide additional credit support and credit enhancements for these purchase contracts. At September 30, 2016, WGL Energy Services would not be required to provide additional credit support for these arrangements. WGL Midstream would be required to provide $50,000 of additional credit support for these arrangements due to counterparties being over-collateralized.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Historical Cash Flows
The following table summarizes WGL’s net cash provided by (used in) operating, investing and financing activities for the fiscal years ended September 30, 2016, 2015 and 2014:

	Fiscal Years Ended September 30,			Increase / (Decrease)	Increase / (Decrease)
(In millions)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Cash provided by (used in):
Operating activities	$227.8	$504.1	$382.2	$(276.3)	$121.9
Financing activities	$436.5	$19.0	$45.2	$417.5	$(26.2)
Investing activities	$(665.5)	$(525.1)	$(422.1)	$(140.4)	$(103.0)

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
The non-utility cash flows from operating activities primarily reflect: (i) the timing of receipts related to distributed generation and federal projects in the commercial energy systems segment; (ii) the timing of receipts related to electric and gas bills and the timing of payments for the cost of the commodity for WGL Energy Services and (iii) the timing of gas purchases and sales resulting from trading activities at WGL Midstream. Both WGL Energy Services' and WGL Midstream's cash flows are impacted by the timing of derivative settlements.
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
Net cash flows provided by operating activities for the fiscal year ended September 30, 2016 was $227.8 million compared to net cash flows provided by operating activities of $504.1 million for the fiscal year ended September 30, 2015. The decrease in net cash flows reflects decreased sales volumes to customers due to warmer than normal weather during the period and the associated timing of payments for, and recovery of, energy related costs.
Cash Flows Provided By Financing Activities
Cash flows provided by financing activities totaled $436.5 million in fiscal year ended September 30, 2016 an increase of $417.5 million from the prior year. This increase primarily reflects: (i) increased issuances of long-term debt to support both utility and non-utility investments and capital expenditures; (ii) issuances of common stock under our ATM program and (iii) the prior fiscal year included repurchases of common stock which did not recur in the current period. Cash flows provided by financing activities decreased $26.2 million in fiscal year 2015 as compared to fiscal year 2014. This comparison primarily reflects a decrease in net funds received from long-term and short-term financing arrangements.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table reflects the issuances and retirements of long-term debt that occurred during the fiscal years 2016, 2015 and 2014 (also refer to Note 5 —Long Term Debt of Notes to Consolidated Financial Statements).

Long-Term Debt Activity
	2016		2015		2014
($ In millions)	Interest Rate	Face value	Interest Rate	Face value	Interest Rate	Face value
Long Term Debt(a)
Issued	1.34-3.80%	$500.0	2.25 – 4.60%	$300.0	4.22 – 5.00%	$175.0
Retired	5.17%	(25.0)	4.83%	(20.0)	4.88 – 5.17%	(67.0)
Other financing
Issued (b)	n/a	—	n/a	—	2.52%	0.3
Retired (c)	n/a	—	2.52 – 4.10%	(8.3)	n/a	—
Other activity
Total		$475.0		$271.7		$108.3
(a) Includes senior notes for WGL Holdings, MTN's and private placement debt for Washington Gas. Certain issuances for WGL Holdings contain make-whole call provisions.
(b) Includes the non-cash issuances of project debt financing of $0.3 million for fiscal year 2014.
(c) Includes the non-cash extinguishments of project debt financing of $8.3 million for fiscal year 2015.
Cash Flows Used in Investing Activities
Net cash flows used in investing activities totaled $665.5 million, $525.1 million and $422.1 million during fiscal years 2016, 2015 and 2014, respectively, which primarily consists of utility capital expenditures made by Washington Gas and non-utility investments in pipeline and distributed generation. The increase in cash used is primarily due to our additional expenditures for Washington Gas' accelerated pipe replacement programs, an increase in capital expenditures related to non-utility commercial distributed generation assets and a $89.4 million investment in the Stonewall Gas Gathering System (Stonewall System) during the year ended September 30, 2016. The increase in current year expenditures were partially offset by the receipt of $19.7 million related to the sale of Washington Gas' Springfield Operations Center.
Capital Investments

Total WGL expenditures for capital investments for the year ended September 30, 2016 are shown in the chart below:

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table depicts our actual capital investments for fiscal years 2014, 2015 and 2016, and projected capital investments for fiscal years 2017 through 2021. Our capital outlays include expenditures to extend service to new areas, and to ensure safe, reliable and improved service for our utility and to grow our non-utility investments.

	Actual			Projected
(In millions)	2014	2015	2016	2017	2018	2019	2020	2021	Total
New business(a)	$97.0	$84.8	$106.6	$130.9	$148.9	$153.8	$166.6	$189.5	$789.7
Replacements:
Regulatory plans(b)	51.7	113.1	132.2	130.7	139.0	149.8	167.1	173.1	759.7
Other	70.0	56.0	74.8	58.3	53.7	54.1	55.7	57.3	279.1
Customer information system	9.9	24.6	39.4	23.0	—	—	—	—	23.0
Other utility	82.2	42.5	43.0	49.6	74.1	53.4	57.5	71.3	305.9
Cash basis-utility	(24.5)	6.4	(2.5)	—	—	—	—	—	—
Total utility(c)	286.3	327.4	393.5	392.5	415.7	411.1	446.9	491.2	2,157.4
Pipeline investments	20.8	42.7	158.1	80.2	532.4	82.9	0.1	—	695.6
Distributed generation	108.2	158.3	163.8	100.1	100.1	100.1	100.1	100.1	500.5
Other non-utility	0.2	0.2	8.3	1.5	0.2	0.1	0.1	0.1	2.0
Cash basis-non-utility	—	3.1	(35.3)	—	—	—	—	—	—
Total investments	$415.5	$531.7	$688.4	$574.3	$1,048.4	$594.2	$547.2	$591.4	$3,355.5
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

Regulatory Plans
Accelerated pipe replacement programs are in place in all three of our jurisdictions. Washington Gas is accelerating pipe replacement in order to reduce risk and further enhance the safety and reliability of the pipeline system. Each regulatory commission having jurisdiction over Washington Gas’ retail rates has approved accelerated replacement programs with an associated surcharge mechanism to recover the cost, including a return, on those capital investments. In contrast to the traditional rate-making approach to capital investments, for the accelerated pipe replacement programs, Washington Gas is receiving recovery for these investments through the approved surcharges for each program. The following table presents the expenditures made and revenues recognized for the accelerated pipe replacement programs in fiscal year 2016.

Accelerated Pipe Replacement Programs Fiscal Year 2016 Activity
(in millions)	District of Columbia	Maryland	Virginia	Total
Capital expenditures, excluding cost of removal	$17.1	$54.1	$61.0	$132.2
Revenues recognized	$5.9	$7.6	$17.8	$31.3
District of Columbia Jurisdiction.  In the District of Columbia, pursuant to a settlement approved in 2009, construction activities began, related to an accelerated replacement and encapsulation program targeting vintage mechanically coupled pipe that are expected to be complete in calendar year 2016, with related restoration and paving continuing into calendar year 2017. In 2013, Washington Gas filed a Revised Accelerated Pipe Replacement Plan (PROJECTpipes) in which Washington Gas proposed to replace bare and/or unprotected steel services, bare and targeted unprotected steel main, and cast iron main in its distribution system in the District of Columbia. On January 29, 2015, the Public Service Commission of the District of Columbia issued an order approving the settlement agreement and approving recovery through the surcharge of annual project costs up to $25 million through fiscal year 2019. PROJECTpipes is in addition to the program which targets vintage mechanically coupled pipe.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Maryland Jurisdiction. In 2014, pursuant to the Strategic Infrastructure Development and Enhancement (STRIDE) law in Maryland, the PSC of MD approved Washington Gas’ initial STRIDE Plan to recover the reasonable and prudent costs associated with qualifying infrastructure replacements through monthly surcharges. The Commission approved replacement of bare and/or unprotected steel services and targeted copper and/or pre-1975 plastic services, bare and targeted unprotected steel main, mechanically coupled pipe main and service, and cast iron main in Washington Gas' Maryland distribution system at an estimated five-year cost of $200 million, including cost of removal, through calendar year 2018. In 2015, the PSC of MD approved one additional program applicable to gas distribution system replacements and three of the four requested additional programs applicable to gas transmission system replacements at an incremental cost of $18.5 million, including cost of removal, in eligible infrastructure replacements over the remaining four years of the initial STRIDE Plan.
Virginia Jurisdiction. On April 21, 2011, the Virginia State Corporation Commission approved, pursuant to a new law to advance Virginia’s Energy Plan (“SAVE Act”), Washington Gas’s initial SAVE Plan for accelerated replacement of infrastructure facilities and a SAVE Rider to recover eligible costs associated with those replacement programs. Subsequently, the Commission approved three amendments to the Company’s SAVE Plan, increasing the overall investment, the scope of approved programs and new facilities replacement programs. Washington Gas' current, approved SAVE Plan encompasses eight ongoing programs: (i) bare and/or unprotected steel service replacement program, (ii) bare and unprotected steel main replacement program, (iii) mechanically coupled pipe replacement, (iv) copper services replacement program, (v) black plastic services replacement program, (vi) cast iron mains replacement program, (vii) meter set and piping remediation/replacement program and (viii) transmission programs. Washington Gas is authorized to invest $256.3 million, including cost of removal, over the five-year calendar period through 2017.

Pipeline Investments

Constitution Pipeline

In 2013, WGL Midstream invested in Constitution Pipeline Company, LLC (Constitution). The pipeline project is designed to transport at least 650,000 dekatherms of natural gas per day from the Marcellus region in northern Pennsylvania to major northeastern markets. Fully contracted with long-term commitments from established natural gas producers currently operating in Pennsylvania, the pipeline is designed to originate from the Marcellus production areas in Susquehanna County, Pennsylvania, and interconnect with the Iroquois Gas Transmission and Tennessee Gas Pipeline systems in Schoharie County, New York. At September 30, 2016, WGL Midstream's total share of the cost of Constitution is estimated to be $95.5 million over the term of the agreement, reflecting a 10% share in the pipeline venture.
On December 2, 2014, the Federal Energy Regulatory Commission (FERC) issued an order granting a certificate of public convenience and necessity.
On April 22, 2016, the New York State Department of Environmental Conservation ( NYSDEC) denied Constitution’s application for a Section 401 Certification for the pipeline, which is necessary for the construction and operation of the pipeline. Constitution has stated that it remains committed to pursuing the project and that it intends to pursue all available options to challenge the legality and appropriateness of NYSDEC’s decision. In May 2016, Constitution filed actions in both the U.S. Circuit Court of Appeals for the Second Circuit and the U.S. District Court for the Northern District of New York, appealing the decision and seeking declaratory judgment that the State of New York’s permitting authority is preempted by federal law. The courts have granted Constitution's motions to expedite the schedules for these legal actions. WGL Midstream held a $38.6 million equity method investment in Constitution at September 30, 2016. Refer to Note 17, Other Investments of the Notes to the Consolidated Financial Statements for further discussion of this matter.
Constitution has a target in-service date in the second half of 2018 which is reflected in our capital expenditure projections for fiscal year 2017 and beyond.
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
Central Penn will be an integral part of Transco’s “Atlantic Sunrise” project and will be fully integrated into Transco's system. WGL Midstream will invest an estimated $410.0 million for its interest in Meade, and Meade will invest an estimated $746 million in Central Penn for an approximate 39% interest in Central Penn. Transco will hold the remaining ownership interests in Central Penn. Central Penn currently has a projected in-service date of mid-2018.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Additionally, in February 2014, WGL Midstream entered into an agreement with Cabot Oil & Gas Corporation (Cabot) whereby WGL Midstream will purchase 500,000 dekatherms per day of natural gas from Cabot over a 15 year term. As part of this agreement, Cabot has acquired 500,000 dekatherms per day of firm gas transportation capacity on Transco’s Atlantic Sunrise project of which Central Penn is a part. This capacity will be released to WGL Midstream.
Mountain Valley Pipeline
In March 2015, WGL Midstream acquired a 7% equity interest in Mountain Valley Pipeline, LLC (Mountain Valley). On October 24, 2016,WGL Midstream acquired an additional 3% equity interest in Mountain Valley by assuming all of Vega Midstream MVP LLC's (Vega Energy) interest in the joint venture for $10.0 million. As a result of this acquisition, WGL's obligation to fund Mountain Valley capital contributions on behalf of Vega Energy was terminated. WGL Midstream now owns a 10% interest in Mountain Valley. Mountain Valley continues to target an in-service date in late 2018.
The proposed pipeline to be developed, constructed, owned and operated by Mountain Valley will transport approximately 2.0 million dekatherms of natural gas per day from two interconnects with EQT Corporation's Equitrans system in West Virginia to Transco's Station 165 in Pittsylvania County, Virginia. The pipeline is scheduled to be in service by December 2018.
The total project investment is anticipated to be approximately $3.3 billion. WGL Midstream will invest, in scheduled capital contributions through the in-service date of the pipeline, its pro rata share (based on its 10% equity interest) of project costs, for an estimated aggregate amount of approximately $326.4 million. In addition, WGL Midstream entered into a gas purchase commitment to buy 500,000 dekatherms of natural gas per day, at index-based prices, for a 20 year term, and will also be a shipper on the proposed pipeline.
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
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The total estimated purchase obligations for WGL as of September 30, 2016 for future fiscal years are shown below.

Estimated Contractual Obligations and Commercial Commitments
	Years Ended September 30,
(In millions)	2017	2018	2019	2020	2021	Thereafter	Total
Pipeline and storage contracts(a)	$247.0	$238.8	$296.2	$298.6	$288.6	$2,233.8	$3,603.0
Long-term debt(b)	—	250.0	50.0	150.0	—	996.0	1,446.0
Interest expense(c)	60.9	58.8	54.5	49.6	49.2	831.8	1,104.8
Gas purchase commitments(d)
—Washington Gas	467.8	404.5	357.7	359.2	385.3	3,897.9	5,872.4
—WGL Energy Services	148.8	40.1	16.7	7.5	0.4	—	213.5
—WGL Midstream(e)	464.5	1,077.6	1,512.2	1,641.2	1,622.4	27,780.0	34,097.9
Electric purchase commitments(f)	413.1	179.6	78.2	30.2	1.7	0.9	703.7
Operating leases	7.5	7.5	3.9	3.7	3.4	27.8	53.8
Business process outsourcing(g)	28.0	23.9	23.3	23.0	17.5	5.3	121.0
Other long-term commitments(h)	6.8	3.0	1.2	1.1	—	0.4	12.5
Total	$1,844.4	$2,283.8	$2,393.9	$2,564.1	$2,368.5	$35,773.9	$47,228.6

(a)	Represents minimum payments for natural gas transportation, storage and peaking contracts for Washington Gas, WGL Energy Services and WGL Midstream.

(b)	Represents scheduled repayment of principal.

(c)	Represents the scheduled interest payments associated with long-term debt for WGL and Washington Gas.

(d)
Includes known and reasonably likely commitments to purchase fixed volumes of natural gas. Cost estimates are based on forward market prices as of September 30, 2016. Certain of our gas purchase agreements have optionality, which may cause increases in these commitments.

(e) Includes gas purchase commitments to be sold under a gas sale and purchase, and capacity agreement with GAIL Global (USA) LNG LLC, a subsidiary of GAIL (India) Limited, under which WGL Midstream has agreed to sell and deliver a minimum of 340,000 dekatherms per day and up to 430,000 dekatherms per day of natural gas, for a term of 20 years from the in-service date of the export facility. Also includes gas purchase commitments related to certain of our pipeline investments.
(f) Represents electric purchase commitments that are based on existing fixed price and fixed volume contracts. Includes $18.3 million related to renewable energy credits.
(g) Represents fixed costs to service providers related to various contracts for business process outsourcing. For one of the business process outsourcing contracts, these payments do not reflect potential inflationary adjustments of $1.7 million over the remaining term of the contract.
(h) Includes secured supply agreements’ minimum program fees and committed payments related to certain environmental response costs and excludes uncertain tax positions.
The table above reflects fixed and variable obligations. Certain of these estimates reflect likely purchases under various contracts, and may differ from minimum future contractual commitments disclosed in Note 13 —Commitments and Contingencies of the Notes to Consolidated Financial Statements.

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
For commitments related to Washington Gas’ pension and post-retirement benefit plans, during fiscal year 2016, Washington Gas did not contribute to its qualified pension plan but did contribute $1.8 million to its non-funded DB SERP. In addition, Washington Gas contributed $14.9 million to its health and life insurance benefit plans during fiscal year 2016. During fiscal year 2016, Washington Gas does not expect to make a contribution to its qualified pension plan but does expect to make a payment totaling $6.3 million to its non-funded DB SERP. Washington Gas expects to make a contribution of $8.3 million to its health and life insurance benefit plans during fiscal year 2017. For a further discussion of our pension and post-retirement benefit plans, refer to Note 10—Pension and Other Post-Retirement Benefit Plans of the Notes to Consolidated Financial Statements.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

 Financial Guarantees
WGL has guaranteed payments primarily for certain commitments on behalf of certain subsidiaries. At September 30, 2016, these guarantees totaled $30.7 million, $212.6 million, $31.9 million and $321.1 million for Washington Gas, WGL Energy Services, WGL Energy Systems and WGL Midstream, respectively. At September 30, 2016, WGL also had guarantees on behalf of other subsidiaries totaling $2.0 million. The amount of such guarantees is periodically adjusted to reflect changes in the level of WGL's financial exposure related to these commitments. For all of our financial guarantees, WGL may cancel any or all future obligations upon written notice to the counterparty, but WGL would continue to be responsible for the obligations created under the guarantees prior to the effective date of the cancellation. WGL has also guaranteed payments for certain of our external partners. At September 30, 2016, these guarantees totaled $18.9 million.

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
Washington Gas, WGL Energy Services and WGL Midstream are also subject to the collateral requirements of their counterparties. At September 30, 2016, Washington Gas, WGL Energy Services and WGL Midstream provided $4.3 million, $14.6 million and $30.7 million in cash collateral to counterparties, respectively.
The following table provides information on our credit exposure, net of collateral, to wholesale counterparties as of September 30, 2016 for Washington Gas, WGL Energy Services and WGL Midstream, separately.

Credit Exposure to Wholesale Counterparties (In millions)
Rating(a)	Exposure Before Credit Collateral(b)	Offsetting Credit Collateral Held(c)	Net Exposure	Number of Counterparties Greater Than 10%(d)	Net Exposure of Counterparties Greater Than 10%
Washington Gas
Investment Grade	$56.8	$7.8	$49.0	2	$36.6
Non-Investment Grade	—	—	—	—	—
No External Ratings	4.2	—	4.2	—	—
WGL Energy Services
Investment Grade	$1.4	$0.1	$1.3	3	$1.0
Non-Investment Grade	—	—	—	—	—
No External Ratings	0.3	—	0.3	—	—
WGL Midstream
Investment Grade	$51.1	$3.0	$48.1	1	$26.9
Non-Investment Grade	5.2	5.0	0.2	—	—
No External Ratings	9.9	—	9.9	—	—

(a)
Investment grade is primarily determined using publicly available credit ratings of the counterparty. If the counterparty has provided a guarantee by a higher-rated entity (e.g., its parent), it is determined based upon the rating of it guarantor. Included in “Investment grade” are counterparties with a minimum Standard & Poor’s or Moody’s Investor Service rating of BBB- or Baa3, respectively.

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
The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Regulated Utility segment’s energy-related derivatives during the fiscal year ended September 30, 2016.

Regulated Utility Segment Changes in Fair Value of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2015	$(285.8)
Net fair value of contracts entered into during the period	5.6
Other changes in net fair value	21.2
Realized net settlement of derivatives	1.6
Net assets (liabilities) at September 30, 2016	$(257.4)

Regulated Utility Segment Roll Forward of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2015	$(285.8)
Recorded to income	12.1
Recorded to regulatory assets/liabilities	13.9
Net option premium payments	0.8
Realized net settlement of derivatives	1.6
Net assets (liabilities) at September 30, 2016	$(257.4)

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The maturity dates of our net assets (liabilities) associated with the regulated utility segment’s energy-related derivatives recorded at fair value at September 30, 2016, is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Regulated Utility Segment Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

(In millions)	2017	2018	2019	2020	2021	Thereafter	Total
Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	(4.4)	(1.7)	0.3	—	—	—	(5.8)
Level 3 — Significant unobservable inputs	(46.8)	(32.2)	(24.3)	(19.8)	(16.6)	(111.9)	(251.6)
Total net assets (liabilities) associated with our energy-related derivatives	$(51.2)	$(33.9)	$(24.0)	$(19.8)	$(16.6)	$(111.9)	$(257.4)
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

The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Retail Energy-Marketing segment’s energy-related derivatives during the fiscal year ended September 30, 2016.

Retail Energy-Marketing Segment Changes in Fair Value of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2015	$(30.0)
Net fair value of contracts entered into during the period	0.8
Other changes in net fair value	0.3
Realized net settlement of derivatives	11.9
Net assets (liabilities) at September 30, 2016	$(17.0)

Retail Energy-Marketing Segment Roll Forward of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2015	$(30.0)
Recorded to income	(0.7)
Recorded to accounts payable	1.8
Realized net settlement of derivatives	11.9
Net assets (liabilities) at September 30, 2016	$(17.0)
The maturity dates of our net assets (liabilities) associated with the retail energy-marketing segments’ energy-related derivatives recorded at fair value at September 30, 2016 is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Retail Energy-Marketing Segment Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

(In millions)	2017	2018	2019	2020	2021	Thereafter	Total
Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	(2.5)	(2.3)	(1.5)	(0.4)	—	—	(6.7)
Level 3 — Significant unobservable inputs	(5.7)	(4.7)	(0.2)	0.3	—	—	(10.3)
Total net assets (liabilities) associated with our energy-related derivatives	$(8.2)	$(7.0)	$(1.7)	$(0.1)	$—	$—	$(17.0)
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
WGL Energy Systems also earns revenues by providing energy efficiency and sustainability solutions to governmental agencies pursuant to various contractual vehicles, including the area-wide contract. WGL Energy Systems earns margins

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

between the price at which the solutions are sold and the cost to design and build them. Margins may be eroded by an underestimation of costs. WGL Energy Systems also conducts business with government agencies and faces future revenue risks relating to such government agencies not receiving appropriations funding or projects being unfunded by Congress.
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

The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Midstream Energy Services segments’ energy-related derivatives during the fiscal year ended September 30, 2016.

Midstream Energy Services Segment Changes in Fair Value of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2015	$(21.8)
Net fair value of contracts entered into during the period	(36.5)
Other changes in net fair value	76.5
Realized net settlement of derivatives	(38.1)
Net assets (liabilities) at September 30, 2016	$(19.9)

Midstream Energy Services Segment Roll Forward of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2015	$(21.8)
Recorded to income	40.0
Realized net settlement of derivatives	(38.1)
Net assets (liabilities) at September 30, 2016	$(19.9)
The maturity dates of our net assets (liabilities) associated with the Midstream Energy Services segments’ energy-related derivatives recorded at fair value at September 30, 2016 is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Midstream Energy Services Segment Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

(In millions)	2017	2018	2019	2020	2021	Thereafter	Total
Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	(8.7)	0.1	—	—	—	—	(8.6)
Level 3 — Significant unobservable inputs	(8.6)	(6.9)	(2.8)	(0.6)	1.0	6.6	(11.3)
Total net assets associated with our energy-related derivatives	$(17.3)	$(6.8)	$(2.8)	$(0.6)	$1.0	$6.6	$(19.9)
Refer to Note 14, Derivative and Weather-Related Instruments and Note 15, Fair Value Measurements of the Notes to Consolidated Financial Statements for a further discussion of our derivative activities and fair value measurements.
Value-at-Risk. WGL Energy Services measures the market risk of its energy commodity portfolio by determining its value-at-risk. Value-at-risk is an estimate of the maximum loss that can be expected at some level of probability if a portfolio is held for a given time period. The value-at-risk calculation for natural gas and electric portfolios include assumptions for normal weather, new customer additions and renewing customers for which supply commitments have been secured. Based on a 95% confidence interval for a one-day holding period, WGL Energy Services’ value-at-risk at September 30, 2016 was approximately $28,500 and $23,400, related to its natural gas and electric portfolios, respectively. The high, low and average value-at-risk for natural gas and electric portfolios between the period October 1, 2015 and September 30, 2016, are noted in the table below.
WGL Energy Services
Value-at-Risk at September 30, 2016

(In thousands)	High	Low	Average
Natural Gas Portfolio	$292.9	$7.6	$29.1
Electric Portfolio	116.0	15.8	45.0
Total	$408.9	$23.4	$74.1

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
Short-Term Debt. At September 30, 2016 and 2015, WGL and its subsidiaries had outstanding notes payable of $331.4 million and $332.0 million, respectively. The carrying amount of our short-term debt approximates fair value. A change of 100 basis points in the underlying average interest rate for our short-term debt would have caused a change in interest expense of approximately $2.1 million.
Long-Term Debt. At September 30, 2016 and 2015, WGL had outstanding fixed-rate and variable-rate MTNs and other long-term debt of $1,444.3 million and $944.2 million, excluding current maturities and unamortized discounts. While fixed-rate debt does not expose us to earnings risk when market interest rates change, such debt is subject to changes in fair value. Fair value is defined as the present value of the debt securities’ future cash flows discounted at interest rates that reflect market conditions as of the measurement date. As of September 30, 2016, the fair value of WGL’s debt was $1,641.9 million. Our sensitivity analysis indicates that fair value would increase by approximately $61.5 million or decrease by approximately $57.0 million if interest rates were to decline or increase by 10%, respectively, from current market levels. At September 30, 2016 and 2015, Washington Gas had outstanding fixed-rate MTNs and other long-term debt of $945.9 million and $695.9 million, excluding current maturities and unamortized discounts. As of September 30, 2016, the fair value of Washington Gas’ fixed-rate debt was $1,126.4 million. Our sensitivity analysis indicates that fair value would increase by approximately $49.2 million or decrease by approximately $45.8 million if interest rates were to decline or increase by 10%, respectively, from current market levels. In general, such an increase or decrease in fair value would impact earnings and cash flows only if WGL or Washington Gas were to reacquire some or all of these instruments in the open market prior to their maturity.
A total of $1,302.5 million, or approximately 90.1%, of WGL’s outstanding long-term debt, excluding current maturities, have make-whole call options which, if exercised, would require us to pay a premium over the face amount.
A total of $802.5 million, or approximately 84.8%, of Washington Gas’ outstanding long-term debt, excluding current maturities, have make-whole call options which, if exercised, would require us to pay a premium over the face amount

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Derivative Instruments. WGL expects to issue 30-year debt in January 2018. In anticipation of the debt issuance, WGL entered into forward starting interest rate swaps with a total notional amount outstanding of $250.0 million, to hedge the variability in future interest payments. WGL designated these interest rate swaps as cash flow hedges. The effective portion of changes in fair value is reported as a component of other comprehensive income (loss), and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of these derivatives will be recognized directly through earnings as interest expense.  There has been no ineffectiveness recorded to income associated with these hedges.
In September 2016, Washington Gas issued 30-year medium-term notes with a notional amount of $250.0 million. During May 2016, Washington Gas entered into a forward starting interest rate swap, with a notional amount of $125.0 million. The change in the fair value of the interest rate swap is reported as a regulatory asset. In September 2016, this forward starting interest rate swap agreement was terminated. Refer to Note 14-Derivative and Weather-Related Instruments for further discussion of our interest-rate risk management activity.
OTHER MATTERS

Silver Spring, Maryland Incident. Washington Gas continues to support the investigation by the NTSB into the August 10, 2016 explosion and fire at an apartment complex on Arliss Street in Silver Spring, Maryland, the cause of which has not been determined.  Additional information will be made available by the NTSB at the appropriate time. On November 2, 2016, two civil actions were filed in the District of Columbia Superior Court against WGL Holdings and Washington Gas (as well as a property management company that is not affiliated with WGL Holdings or Washington Gas), by residents of the apartment complex. In one lawsuit, twenty-nine plaintiffs seek unspecified damages for, among others, wrongful death and personal injury. The other action is a class action suit seeking total damages stated to be less than $5 million for, among others, property damage and various counts relating to the loss of the use of the premises. Both actions allege causes of action for negligence, product liability, and declaratory relief. We also understand from press reports that additional civil actions relating to this incident have been filed on behalf of individual residents of the apartment complex, but we have yet to be served for any such additional actions. We maintain excess liability insurance coverage from highly-rated insurers, subject to a nominal self-insured retention. We believe that this coverage will be sufficient to cover any significant liability to it that may result from this incident. Management is unable to determine a range of potential losses that are reasonably possible of occurring and therefore we have not recorded a reserve associated with this incident. Washington Gas was invited by the NTSB to be a party to the investigation and in that capacity continues to work closely with the NTSB to help determine the cause of this incident. Information about our obligations as a signed party to the investigation can be found in the form of the Certificate of Party Representation, which is available on the investigations page of the NTSB website (http://www.ntsb.gov/legal/Documents/NTSB_Investigation_Party_Form.pdf), and 49 CFR 831.13.

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

Key gas delivery, weather and meter statistics are shown in the table below for the fiscal years ending September 30, 2016, 2015 and 2014.

Gas Deliveries, Weather and Meter Statistics
	Years Ended September 30,			Increase (decrease)
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Gas Sales and Deliveries (millions of therms)
Firm
Gas sold and delivered	758.4	932.3	939.1	(173.9)	(6.8)
Gas delivered for others	501.0	558.1	535.5	(57.1)	22.6
Total firm	1,259.4	1,490.4	1,474.6	(231.0)	15.8
Interruptible
Gas sold and delivered	2.8	2.1	2.2	0.7	(0.1)
Gas delivered for others	239.0	260.3	267.7	(21.3)	(7.4)
Total interruptible	241.8	262.4	269.9	(20.6)	(7.5)
Electric generation—delivered for others	291.3	179.1	144.4	112.2	34.7
Total deliveries	1,792.5	1,931.9	1,888.9	(139.4)	43.0
Degree Days
Actual	3,341	3,929	4,111	(588)	(182)
Normal	3,730	3,758	3,751	(28)	7
Percent colder (warmer) than normal	(10.4)%	4.6%	9.6%	n/a	n/a
Average active customer meters	1,141,763	1,129,240	1,116,527	12,523	12,713
New customer meters added	12,221	12,099	13,327	122	(1,228)
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
Fiscal Year 2016 vs. Fiscal Year 2015. During the fiscal year ended 2016, the comparison in natural gas deliveries to firm customers primarily reflects 10.4% warmer than normal weather when measured by HDDs, compared to 4.6% colder than normal weather for fiscal year 2015. This was partially offset by an increase in average active customer meters of 12,523 in fiscal year 2016, when compared to fiscal year 2015.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Many customers choose to buy the natural gas commodity from unregulated third party marketers, rather than purchase the natural gas commodity and delivery service from Washington Gas on a “bundled” basis. Natural gas delivered to firm customers but purchased from unregulated third party marketers represented 39.8% of total firm therms delivered during fiscal year 2016, compared to 37.4% of therms delivered during fiscal year 2015. On a per unit basis, Washington Gas earns the same net revenues from delivering gas for others as it earns from bundled gas sales in which customers purchase both the natural gas commodity and the associated delivery service from Washington Gas. Therefore, Washington Gas does not experience any loss in utility net revenues when customers choose to purchase the natural gas commodity from an unregulated third party marketer.
Fiscal Year 2015 vs. Fiscal Year 2014. During the fiscal year ended 2015, total gas deliveries to firm customers were 1,490.4 million therms, an increase of 15.8 million therms from 1,474.6 million therms in fiscal year 2014. This comparison in natural gas deliveries to firm customers primarily reflects an increase in average active customer meters of 12,713.
     Weather, when measured by HDDs for fiscal year 2015 was 4.6% colder than normal, compared to 9.6% colder than normal for fiscal year 2014.
Natural gas delivered to firm customers but purchased from unregulated third party marketers represented 37.4% of total firm therms delivered during fiscal year 2015, compared to 36.3% of therms delivered during fiscal year 2014.
Gas Service to Interruptible Customers
Washington Gas must curtail or interrupt service to this class of customer when the demand by firm customers exceeds specified levels. Therm deliveries to interruptible customers decreased by 20.6 million therms in fiscal year 2016 compared to fiscal year 2015 primarily due to warmer weather during fiscal year 2016, as well as conversions of certain interruptible customers to firm service. Therm deliveries to interruptible customers decreased by 7.5 million therms in fiscal year 2015 compared to fiscal year 2014, reflecting warmer weather during fiscal year 2015, as well as conversions of certain interruptible customers to firm service.
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
Gas Service for Electric Generation
Washington Gas delivers natural gas for use at two electric generation facilities in Maryland that are each owned by companies independent of WGL. During fiscal year 2016, deliveries to these customers increased by 112.2 million therms from fiscal year 2015. During fiscal year 2015, deliveries to these customers increased by 34.7 million therms from fiscal year 2014. Washington Gas shares with firm customers a significant majority of the margins earned from natural gas deliveries to these customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not materially affect either net revenues or net income.
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
The commodity cost of gas invoiced to Washington Gas (excluding the cost and related volumes applicable to asset optimization) were $0.21, $0.42, and $0.56 per therm for fiscal years 2016, 2015 and 2014, respectively.
Interest Expense
The following table shows the components of Washington Gas' interest expense for the years ended September 30, 2016, 2015 and 2014.

Composition of Interest Expense
	Years Ended September 30,			Increase (Decrease)
(In millions)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Interest on long-term debt	$40.8	$41.9	$36.9	$(1.1)	$5.0
Other-net including allowance for funds used during construction	0.6	(0.1)	0.2	0.7	(0.3)
Total	$41.4	$41.8	$37.1	$(0.4)	$4.7
Income Taxes
The following table shows Washington Gas' income tax expense and effective income tax rate for the years ended September 30, 2016, 2015 and 2014.

Income Taxes
	Years Ended September 30,			Increase (Decrease)
(In millions)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Income before income taxes	$184.8	$180.1	$145.9	$4.7	$34.2
Income tax expense	71.7	71.4	47.5	0.3	23.9
Effective income tax rate	38.8%	39.6%	32.6%	(0.8)%	7.0%

The lower fiscal year 2014 effective income tax rate, when comparing to fiscal years 2016 and 2015, is a result of the tax benefit recorded during the first quarter of fiscal year 2014 for the reinstatement of regulatory assets related to the tax effect of Med D, causing the rate to be lower during that year. Refer to Note 9—Income Taxes of the Notes to the Consolidated Financial Statements for details.
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

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Summary of Major Rate Increase Applications and Results
Jurisdiction	Application Filed	Effective Date	Test Year 12 Months Ended	Increase in Annual Revenues (Millions)				Allowed Rate of Return
				Requested		Granted		Overall	Equity
District of Columbia	2/26/2016		9/30/2015	$17.3	7.60%			8.23%	10.25%
District of Columbia	2/29/2012	6/4/2013	9/30/2011	$29.0	14.00%	$ 8.4	4.03%	7.93%	9.25%
Maryland	4/26/2013	11/22/2013	3/31/2013	$28.3	5.80%	$ 8.9	1.80%	7.70%	9.50%
Virginia	6/30/2016		9/30/2015	$45.6	9.30%			8.21%	10.25%
Virginia	1/31/2011	10/1/2011	9/30/2010	$28.5	5.75%	$ 20.0	4.04%	8.26%	9.75%
The following is a discussion of significant current regulatory matters. Refer to the section "Accelerated Pipe Replacement Programs" for a discussion of regulatory matters associated with those programs.
District of Columbia Jurisdiction
Investigation into Washington Gas’ Cash Reimbursement to CSPs. On August 5, 2014, the Office of the People’s Counsel’s (OPC) of DC filed a complaint with The Public Service Commission of the District of Columbia (PSC of DC) requesting that the Commission open an investigation into Washington Gas’ payments to CSPs to cash-out over-deliveries of natural gas supplies during the 2008-2009 winter heating season. OPC asserted that Washington Gas made excess payments in the amount of $2.4 million to CSPs. On December 19, 2014, the PSC of DC granted the OPC of DC’s request and opened a formal investigation. On October 27, 2015, the PSC of DC issued an order finding that Washington Gas, in performing the cash-out, had violated D.C. Code 34-1101’s requirement that no service shall be provided without Commission approval. The PSC of DC directed Washington Gas to provide calculations showing what the impact would have been had Washington Gas made volumetric adjustments to CSP deliveries as of April 2009, which Washington Gas calculates would result in a refund of approximately $2.4 million, which was recognized by WGL in fiscal year 2015. On February 3, 2016, the PSC of DC issued an order denying OPC’s application for reconsideration and granting in part, and denying in part, Washington Gas’ application for reconsideration.  Washington Gas and OPC filed initial briefs on February 18, 2016, and reply briefs on February 29, 2016, on the issue of whether there is a more reasonable way to reconcile the over-deliveries by CSPs such as through volumetric adjustments, or through cash payments. On August 11, 2016, the PSC of DC issued an order requiring Washington Gas to refund approximately $2.4 million through the Actual Cost Adjustment ("ACA"). On August 26, 2016, Washington Gas filed its plan for implementing the $2.4 million refund within a 12-month period. The PSC of DC issued an Order on October 7, 2016, clarifying Washington Gas' refunding and reporting requirements.

District of Columbia Rate Case. On February 26, 2016, Washington Gas filed an application with the PSC of DC. The application, as amended, requests an increase of $17.3 million to base rates for natural gas delivery service. This request includes $4.5 million associated with the transfer to base rates of revenue associated with natural gas system upgrades previously approved by the PSC of DC and currently recovered through monthly surcharges. The filing addresses rate relief necessary for Washington Gas to recover its costs and earn its allowed rate of return. The filing also satisfies the requirement for Washington Gas to file a new rate proposal by August 1, 2016, under a settlement agreement approved by the PSC of DC in 2015, which provides for the recovery through a surcharge mechanism of costs related to an accelerated pipe replacement program to upgrade the Washington Gas distribution system and enhance safety.

The application for a rate increase also: (i) provides for a revenue normalization adjustment (RNA) in the proposed rate structure to reduce fluctuations in customers’ bills resulting from extreme weather patterns; (ii) proposes a commercial framework for the delivery of natural gas for Combined Heat and Power (CHP) systems, which efficiently capture vented heat during the power generation process and use this heat for space heating and cooling and (iii) proposes an incentive program for developers of multi-family housing projects to bring the benefits of natural gas, including lower energy bills and reduced carbon emissions, to more residents in the District of Columbia. The application requests authority to earn an 8.23% overall rate of return, including a return on equity of 10.25%. Washington Gas anticipates that the new rates will become effective in March 2017.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Virginia Jurisdiction

Virginia Rate Case. On June 30, 2016, Washington Gas filed an application with the SCC of VA to increase its base rates for natural gas service by $45.6 million, which includes $22.3 million of revenue associated with natural gas pipeline replacement initiatives previously approved by the Commission and paid by customers through a monthly rider. Additionally, the proposed rate increase includes provisions designed to deliver the benefits of natural gas to more customers that include: (i) facilitating conversion to natural gas in locations already served by Washington Gas; (ii) expanding the natural gas system to high-growth communities in Virginia and (iii) research and development that we believe will enable innovations to enhance service for our customers.

We anticipate that the new rates will become effective, subject to refund, for usage in the December 2016 billing cycle. The procedural schedule provides the following due dates for testimony: intervenors by January 31, 2017, Staff of the SCC of VA by February 28, 2017 and Washington Gas' rebuttal testimony by March 28, 2017. The public and evidentiary hearing is scheduled for April 18, 2017.
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
Over the past several months, Washington Gas has continued to investigate opportunities for long-term investments in natural gas reserves. We continue to believe that a long-term reserve investment that will benefit customers and address the issues that were raised by the SCC of VA in our previous filing is achievable.

Affiliate Transactions. On April 1, 2016, Washington Gas transferred the WSS and ESS storage assets to WGL Midstream. Washington Gas held a base gas option associated with the WSS storage facility which gave Washington Gas the right to purchase 723,706 dth of base gas at either: (i) the end of its service with WSS, or (ii) permanent release of its WSS storage capacity for $0.594 per dekatherm. The $0.9 million option value will be credited to ratepayers through gas costs.

    Other Matters

Labor Contracts.  Washington Gas has four labor contracts with bargaining units represented by three labor unions. On April 30, 2015, Washington Gas entered into a five-year labor contract with the Teamsters Local Union No. 96 (Local 96), a union affiliated with the International Brotherhood of Teamsters. The contract covers approximately 508 employees and is effective from June 1, 2015 through May 31, 2020. Local 96 also represents union-eligible employees in the Shenandoah Gas division of Washington Gas and has a five-year labor contract with Washington Gas that became effective on August 1, 2015 and expires on July 31, 2020. This contract covers approximately 23 employees. Washington Gas entered into a three-year labor contract with the Office and Professional Employees International Union (OPEIU-Local 2). The contract covers approximately 106 employees. OPEIU-Local 2 ratified the contract on March 21, 2016 and is effective from April 1, 2016 through March 31, 2019. Additionally, on August 1, 2014, Washington Gas entered into a three-year labor contract with the International Brotherhood of Electrical Workers Local 1900 that covers approximately 22 employees and will expire on July 31, 2017. Washington Gas is subject to the terms of its labor contracts with respect to operating practices and compensation matters dealing with employees represented by the various bargaining units described above.

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

WGL Holdings, Inc.
Washington Gas Light Company
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WGL Holdings, Inc.
Consolidated Balance Sheets

	September 30,
(In thousands)	2016	2015
ASSETS
Property, Plant and Equipment
At original cost	$5,542,916	$5,003,910
Accumulated depreciation and amortization	(1,415,679)	(1,331,182)
Net property, plant and equipment(a)	4,127,237	3,672,728
Current Assets
Cash and cash equivalents	5,573	6,733
Receivables
Accounts receivable	329,989	276,358
Gas costs and other regulatory assets	15,294	5,797
Unbilled revenues	173,076	102,560
Allowance for doubtful accounts	(27,339)	(26,224)
Net receivables	491,020	358,491
Materials and supplies—principally at average cost	18,414	21,402
Storage gas	207,132	211,443
Prepaid taxes	33,397	48,726
Other prepayments	42,626	32,850
Derivatives	18,510	22,933
Assets held for sale	—	22,906
Other	26,802	23,057
Total current assets	843,474	748,541
Deferred Charges and Other Assets
Regulatory assets
Gas costs	179,856	190,676
Pension and other post-retirement benefits	223,242	212,041
Other	98,592	80,018
Prepaid post-retirement benefits	180,686	138,629
Derivatives	55,020	32,132
Investments in direct financing leases, capital leases	29,780	35,234
Investments in unconsolidated affiliates	303,491	136,884
Other	17,327	14,476
Total deferred charges and other assets	1,087,994	840,090
Total Assets	$6,058,705	$5,261,359
CAPITALIZATION AND LIABILITIES
Capitalization
WGL Holdings common shareholders’ equity	$1,375,561	$1,243,247
Non-controlling interest	409	—
Washington Gas Light Company preferred stock	28,173	28,173
Total equity	1,404,143	1,271,420
Long-term debt	1,444,300	944,201
Total capitalization	2,848,443	2,215,621
Current Liabilities
Current maturities of long-term debt	—	25,000
Notes payable and project financing	331,385	332,000
Accounts payable and other accrued liabilities	405,351	325,146
Wages payable	17,908	21,091
Accrued interest	7,645	7,835
Dividends declared	25,283	23,377
Customer deposits and advance payments	86,384	88,897
Gas costs and other regulatory liabilities	12,973	34,551
Accrued taxes	15,672	13,867
Derivatives	82,334	63,504
Liabilities held for sale	—	1,621
Other	41,991	46,025
Total current liabilities	1,026,926	982,914
Deferred Credits
Unamortized investment tax credits	163,493	135,673
Deferred income taxes	726,763	672,963
Accrued pensions and benefits	228,377	176,128
Asset retirement obligations	203,105	200,732
Regulatory liabilities
Accrued asset removal costs	310,788	325,496
Other post-retirement benefits	113,875	104,382
Other	14,450	17,067
Derivatives	304,198	322,259
Other	118,287	108,124
Total deferred credits	2,183,336	2,062,824
Commitments and Contingencies (Note 13)
Total Capitalization and Liabilities	$6,058,705	$5,261,359
(a) Property, plant and equipment include $13.2 million related to SFGF.
See Note 17—Other investments of the Notes to Consolidated Financial Statements.
The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Income
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	Years Ended September 30,
(In thousands, except per share data)	2016	2015	2014
OPERATING REVENUES
Utility	$1,044,117	$1,303,044	$1,416,951
Non-utility	1,305,442	1,356,786	1,363,996
Total Operating Revenues	2,349,559	2,659,830	2,780,947
OPERATING EXPENSES
Utility cost of gas	245,189	510,900	700,305
Non-utility cost of energy-related sales	1,123,077	1,218,331	1,255,279
Operation and maintenance	401,776	395,770	365,873
Depreciation and amortization	132,566	121,892	110,772
General taxes and other assessments	146,655	152,164	151,196
Total Operating Expenses	2,049,263	2,399,057	2,583,425
OPERATING INCOME	300,296	260,773	197,522
Equity in earnings of unconsolidated affiliates	13,806	5,468	3,194
Other income — net	4,646	653	1,536
Interest expense	52,310	50,511	37,738
INCOME BEFORE INCOME TAXES	266,438	216,383	164,514
INCOME TAX EXPENSE	98,074	83,804	57,254
NET INCOME	$168,364	$132,579	$107,260
Non-controlling interest	(550)	—	—
Dividends on Washington Gas Light Company preferred stock	1,320	1,320	1,320
NET INCOME APPLICABLE TO COMMON STOCK	$167,594	$131,259	$105,940
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	50,369	49,794	51,759
Diluted	50,564	50,060	51,770
EARNINGS PER AVERAGE COMMON SHARE
Basic	$3.33	$2.64	$2.05
Diluted	$3.31	$2.62	$2.05
DIVIDENDS DECLARED PER COMMON SHARE	$1.9250	$1.8275	$1.7400
The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Comprehensive Income
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	Years Ended September 30,
(In thousands)	2016	2015	2014
NET INCOME	$168,364	$132,579	$107,260
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE INCOME TAXES:
Qualified cash flow hedging instruments	(39,289)	(11,309)	(1,548)
Pension and other post-retirement benefit plans
Change in prior service (cost) credit	(891)	696	6,095
Change in actuarial net gain (loss)	(936)	(1,195)	1,594
TOTAL OTHER COMPREHENSIVE INCOME (LOSS) BEFORE TAXES	$(41,116)	$(11,808)	$6,141
INCOME TAX EXPENSE (BENEFIT) RELATED TO OTHER COMPREHENSIVE INCOME (LOSS)	(16,813)	(5,533)	3,054
OTHER COMPREHENSIVE INCOME (LOSS)	$(24,303)	$(6,275)	$3,087
COMPREHENSIVE INCOME	$144,061	$126,304	$110,347
Non-controlling interest	(550)	—	—
Dividends on Washington Gas Light Company preferred stock	1,320	1,320	1,320
COMPREHENSIVE INCOME ATTRIBUTABLE TO WGL HOLDINGS	$143,291	$124,984	$109,027
The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Cash Flows
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	Years Ended September 30,
(In thousands)	2016	2015	2014
OPERATING ACTIVITIES
Net income	$168,364	$132,579	$107,260
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED
BY OPERATING ACTIVITIES
Depreciation and amortization	132,566	121,892	110,772
Amortization of:
Other regulatory assets and liabilities—net	1,909	1,305	610
Debt related costs	1,284	1,187	886
Deferred income taxes—net	163,879	104,405	25,795
Accrued/deferred pension and other post-retirement benefit cost	19,548	25,572	33,384
Earnings in equity interests	(13,806)	(5,066)	(3,194)
Compensation expense related to stock-based awards	12,308	16,478	4,105
Provision for doubtful accounts	13,036	18,197	14,252
Impairment loss	4,110	5,625	2,639
Other non-cash charges (credits)—net	(1,308)	(3,903)	(3,079)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and unbilled revenues—net	(105,720)	(71,514)	(1,769)
Gas costs and other regulatory assets/liabilities—net	(31,075)	9,943	2,623
Storage gas	4,311	122,159	13,689
Prepaid Taxes	(76,779)	(38,630)	(42,128)
Accounts payable and other accrued liabilities	33,470	21,841	21,326
Customer deposits and advance payments	(2,513)	20,579	1,164
Accrued taxes	1,805	(266)	(1,923)
Unamortized investment tax credits	27,820	36,322	56,639
Other current assets	(10,533)	5,583	(16,130)
Other current liabilities	(8,774)	13,583	(1,062)
Deferred gas costs—net	10,820	670	(97,383)
Deferred assets—other	(22,312)	(10,153)	(7,525)
Deferred liabilities—other	(31,236)	(34,902)	64
Derivatives	(56,985)	24,468	178,104
Pension and other post-retirement benefits	(10,244)	(14,546)	(16,602)
Other—net	3,821	651	(350)
Net Cash Provided by Operating Activities	227,766	504,059	382,167
FINANCING ACTIVITIES
Common stock issued	78,287	—	714
Long-term debt issued	498,125	298,227	175,253
Long-term debt retired	(25,000)	(20,000)	(67,000)
Debt issuance costs	(445)	(3,497)	(1,543)
Notes payable issued (retired)—net	(63,000)	(121,500)	80,400
Contributions from non-controlling interest	959	—	—
Project financing	38,468	—	—
Dividends on common stock and preferred stock	(92,841)	(91,316)	(85,901)
Repurchase of common stock	—	(41,485)	(56,136)
Other financing activities—net	1,986	(1,457)	(560)
Net Cash Provided By Financing Activities	436,539	18,972	45,227
INVESTING ACTIVITIES
Capital expenditures (excluding AFUDC)	(530,385)	(464,291)	(394,762)
Investments in non-utility interests	(158,052)	(67,447)	(31,415)
Distributions and receipts from non-utility interests	8,254	10,780	4,116
Net proceeds from sale of assets	19,749	—	—
Loans to external parties	(5,031)	(4,151)	—
Net Cash Used in Investing Activities	(665,465)	(525,109)	(422,061)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,160)	(2,078)	5,333
Cash and Cash Equivalents at Beginning of Year	6,733	8,811	3,478
Cash and Cash Equivalents at End of Year	$5,573	$6,733	$8,811
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid (refunded)—net	$(10,723)	$6,935	$20,110
Interest paid	$51,838	$45,654	$36,991
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Project debt financing activities—net	$—	$(8,350)	$253
Capital expenditure accruals included in accounts payable and other accrued liabilities	$84,132	$45,780	$55,164
Dividends paid in common stock	$4,011	$—	$5,312
Stock based compensation	$6,742	$1,009	$2,244
The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Capitalization
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	September 30,
($ In thousands, except shares)	2016		2015
WGL Holdings Common Shareholders’ Equity
Common stock, no par value, 120,000,000 shares authorized, 51,080,612 and 49,728,662 shares issued, respectively	$574,496		$485,456
Paid-in capital	12,519		14,934
Retained earnings	827,085		757,093
Accumulated other comprehensive loss, net of taxes	(38,539)		(14,236)
WGL Holdings common shareholders' equity	1,375,561	48.2%	1,243,247	56.1%
Non-controlling Interest	409	0.1%	—	—
Preferred Stock
WGL Holdings, Inc., without par value, 3,000,000 shares authorized, none issued	—		—
Washington Gas Light Company, without par value, 1,500,000 shares authorized—issued and outstanding:
$4.80 series, 150,000 shares	15,000		15,000
$4.25 series, 70,600 shares	7,173		7,173
$5.00 series, 60,000 shares	6,000		6,000
Total Preferred Stock	28,173	1.0%	28,173	1.3%
Total Equity	1,404,143	49.3%	1,271,420	57.4%
Long-Term Debt
Due fiscal year 2016, 5.17%	—		25,000
Due fiscal year 2018, 1.34%	250,000		—
Due fiscal year 2019, 7.46%	50,000		50,000
Due fiscal year 2020, 2.25 to 4.76%	150,000		150,000
Due fiscal year 2023, 6.65%	20,000		20,000
Due fiscal year 2025, 5.44%	40,500		40,500
Due fiscal year 2027, 6.40% to 6.82%	125,000		125,000
Due fiscal year 2028, 6.57% to 6.85%	52,000		52,000
Due fiscal year 2030, 7.50%	8,500		8,500
Due fiscal year 2036, 5.70% to 5.78%	50,000		50,000
Due fiscal year 2041, 5.21%	75,000		75,000
Due fiscal year 2044, 4.22% to 5.00%	175,000		175,000
Due fiscal year 2045, 4.24% to 4.60%	200,000		200,000
Due fiscal year 2046, 3.80%	250,000		—
Total Long-Term Debt	1,446,000		971,000
Other long-term debt	—		—
Unamortized discount	(1,700)		(1,799)
Less—current maturities	—		25,000
Total Long-Term Debt	1,444,300	50.7%	944,201	42.6%
Total Capitalization	$2,848,443	100.0%	$2,215,621	100.0%
The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Changes in Equity
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	WGL Holdings Common Shareholders' Equity	Non-controlling Interest	Washington Gas Light Company Preferred Stock	Total Equity
(In thousands, except shares)	Shares	Amount
Balance, September 30, 2013	51,774,204	$574,461	$10,710	$700,422	$(11,048)	1,274,545	—	28,173	$1,302,718
Net income	—	—		105,940	—	105,940	—	1,320	107,260
Other comprehensive income	—	—	—	—	3,087	3,087	—	—	3,087
Dividend reinvestment	114,883	4,649	—	—	—	4,649	—	—	4,649
Repurchase of common stock	(1,304,504)	(56,136)				(56,136)	—	—	(56,136)
Stock-based compensation	71,970	2,958	1,137	—	—	4,095	—	—	4,095
Dividends declared:
Common stock ($1.7400 per share)	—	—	—	(89,604)	—	(89,604)	—	—	(89,604)
Preferred stock	—	—	—	—	—	—	—	(1,320)	(1,320)
Balance, September 30, 2014	50,656,553	525,932	11,847	716,758	(7,961)	1,246,576	—	28,173	1,274,749
Net income	—	—	—	131,259	—	131,259	—	1,320	132,579
Other comprehensive loss	—	—	—	—	(6,275)	(6,275)	—	—	(6,275)
Repurchase of common stock	(948,604)	(41,485)	—	—	—	(41,485)	—	—	(41,485)
Stock-based compensation	20,713	1,009	3,087	—	—	4,096	—	—	4,096
Dividends declared:
Common stock ($1.8275 per share)	—	—	—	(90,924)	—	(90,924)	—	—	(90,924)
Preferred stock	—	—	—	—		—	—	(1,320)	(1,320)
Balance, September 30, 2015	49,728,662	485,456	14,934	757,093	(14,236)	1,243,247	—	28,173	1,271,420
Net income	—	—	—	167,594	—	167,594	(550)	1,320	168,364
Contributions from non-controlling interest	—	—	—	—	—	—	959	—	959
Other comprehensive loss	—	—	—	—	(24,303)	(24,303)	—	—	(24,303)
Stock-based compensation(a)	115,974	6,742	(2,415)	(164)	—	4,163	—	—	4,163
Issuance of common stock(b)	1,235,976	82,298	—	—	—	82,298	—	—	82,298
Dividends declared:
Common stock ($1.9250 per share)	—	—	—	(97,438)	—	(97,438)	—	—	(97,438)
Preferred stock	—	—	—	—	—	—	—	(1,320)	(1,320)
Balance, September 30, 2016	51,080,612	$574,496	$12,519	$827,085	$(38,539)	1,375,561	409	28,173	$1,404,143
(a) Includes dividend equivalents related to our performance shares.
(b) Includes shares issued under the ATM program and the dividend reinvestment and common stock purchase plans.
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Balance Sheets
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	September 30,
(In thousands)	2016	2015
ASSETS
Property, Plant and Equipment
At original cost	$4,874,905	$4,521,535
Accumulated depreciation and amortization	(1,348,173)	(1,278,089)
Net property, plant and equipment	3,526,732	3,243,446
Current Assets
Cash and cash equivalents	1	1
Receivables
Accounts receivable	140,457	126,356
Gas costs and other regulatory assets	15,294	5,797
Unbilled revenues	89,945	21,027
Allowance for doubtful accounts	(20,220)	(19,254)
Net receivables	225,476	133,926
Materials and supplies—principally at average cost	18,368	21,356
Storage gas	82,473	94,489
Prepaid taxes	16,826	30,365
Other prepayments	10,924	11,899
Receivables from associated companies	13,799	3,176
Derivatives	7,285	4,588
Assets held for sale	—	22,906
Other	51	—
Total current assets	375,203	322,706
Deferred Charges and Other Assets
Regulatory assets
Gas costs	179,856	190,676
Pension and other post-retirement benefits	221,971	210,811
Other	98,527	79,946
Prepaid post-retirement benefits	179,675	137,754
Derivatives	25,590	13,155
Other	8,877	5,638
Total deferred charges and other assets	714,496	637,980
Total Assets	$4,616,431	$4,204,132
CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$1,113,446	$1,081,292
Preferred stock	28,173	28,173
Long-term debt	945,891	695,885
Total capitalization	2,087,510	1,805,350
Current Liabilities
Current maturities of long-term debt	—	25,000
Notes payable and project financing	104,385	89,000
Accounts payable and other accrued liabilities	204,980	159,280
Wages payable	16,235	19,456
Accrued interest	3,758	4,023
Dividends declared	21,453	20,269
Customer deposits and advance payments	80,936	88,450
Gas costs and other regulatory liabilities	12,973	34,551
Accrued taxes	17,639	11,659
Payables to associated companies	65,770	68,623
Derivatives	58,295	33,856
Liabilities held for sale	—	1,621
Other	7,193	7,013
Total current liabilities	593,617	562,801
Deferred Credits
Unamortized investment tax credits	4,851	5,646
Deferred income taxes	763,720	668,764
Accrued pensions and benefits	226,339	174,318
Asset retirement obligations	199,377	198,938
Regulatory liabilities
Accrued asset removal costs	310,788	325,496
Other post-retirement benefits	113,169	103,683
Other	14,450	17,067
Derivatives	232,040	269,661
Other	70,570	72,408
Total deferred credits	1,935,304	1,835,981
Commitments and Contingencies (Note 13)
Total Capitalization and Liabilities	$4,616,431	$4,204,132
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Income
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	Years Ended September 30,
(In thousands)	2016	2015	2014

OPERATING REVENUES	$1,070,904	$1,328,191	$1,443,800
OPERATING EXPENSES
Utility cost of gas	271,975	536,027	726,879
Operation and maintenance	325,726	323,967	294,613
Depreciation and amortization	114,605	108,902	102,713
General taxes and other assessments	130,231	136,911	137,472
Total Operating Expenses	842,537	1,105,807	1,261,677
OPERATING INCOME	228,367	222,384	182,123
Other income (expense) —net	(2,143)	(487)	862
Interest expense	41,444	41,828	37,127
INCOME BEFORE INCOME TAXES	184,780	180,069	145,858
INCOME TAX EXPENSE	71,666	71,391	47,534
NET INCOME	$113,114	$108,678	$98,324
Dividends on preferred stock	1,320	1,320	1,320
NET INCOME APPLICABLE TO COMMON STOCK	$111,794	$107,358	$97,004
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Consolidated Statements of Comprehensive Income
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	Years Ended September 30,
(In thousands)	2016	2015	2014
NET INCOME	$113,114	$108,678	$98,324
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE INCOME TAXES:
Pension and other post-retirement benefit plans
Change in prior service (cost) credit	(891)	696	6,095
Change in actuarial net gain (loss)	(936)	(1,195)	1,594
Total pension and other post-retirement benefit plans	$(1,827)	$(499)	$7,689
INCOME TAX EXPENSE (BENEFIT) RELATED TO OTHER COMPREHENSIVE INCOME (LOSS)	(709)	(200)	3,054
OTHER COMPREHENSIVE INCOME (LOSS)	$(1,118)	$(299)	$4,635
COMPREHENSIVE INCOME	$111,996	$108,379	$102,959
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Cash Flows
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	Years Ended September 30,
(In thousands)	2016	2015	2014
OPERATING ACTIVITIES
Net income	$113,114	$108,678	$98,324
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	114,605	108,902	102,713
Amortization of:
Other regulatory assets and liabilities—net	1,909	1,305	610
Debt related costs	1,191	1,275	886
Deferred income taxes—net	123,482	76,621	7,050
Accrued/deferred pension and other post-retirement benefit cost	19,497	24,757	33,670
Compensation expense related to stock-based awards	11,452	14,958	3,185
Provision for doubtful accounts	10,945	12,734	11,839
Impairment loss	—	—	2,639
Other non-cash charges (credits)—net	(197)	1,679	8,838
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable, unbilled revenues and receivables from associated companies—net	(78,304)	(16,127)	(39,253)
Gas costs and other regulatory assets/liabilities—net	(31,075)	9,943	2,623
Storage gas	12,016	61,594	(23,857)
Prepaid Taxes	13,539	(14,228)	(1,269)
Accounts payable and other accrued liabilities, including payables to associated companies	31,408	(1,007)	49,429
Customer deposits and advance payments	(7,514)	20,132	1,164
Accrued taxes	5,980	(12,951)	(770)
Other current assets	3,912	4,958	(5,089)
Other current liabilities	(4,486)	1,435	(526)
Deferred gas costs—net	10,820	670	(97,383)
Deferred assets—other	(22,057)	(10,036)	(10,073)
Deferred liabilities—other	(56,822)	(13,912)	(3,007)
Derivatives	(28,314)	4,466	170,744
Pension and other post-retirement benefits	(10,251)	(13,750)	(16,973)
Other—net	2,107	258	(359)
Net Cash Provided by Operating Activities	236,957	372,354	295,155
FINANCING ACTIVITIES
Long-term debt issued	248,125	50,000	175,253
Long-term debt retired	(25,000)	(20,000)	(67,000)
Debt issuance costs	(333)	(741)	(1,543)
Notes payable issued (retired)—net	(47,000)	—	(35,500)
Project financing	38,468	—	—
Dividends on common stock and preferred stock	(83,116)	(79,763)	(79,665)
Other financing activities—net	2,891	—	(1,749)
Net Cash Provided by (Used in) Financing Activities	134,035	(50,504)	(10,204)
INVESTING ACTIVITIES
Net proceeds from sale of assets	19,749	—	—
Capital expenditures (excluding AFUDC)	(390,741)	(322,909)	(283,891)
Net Cash Used in Investing Activities	(370,992)	(322,909)	(283,891)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(1,059)	1,060
Cash and Cash Equivalents at Beginning of Year	1	1,060	—
Cash and Cash Equivalents at End of Year	$1	$1	$1,060
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid (refunded)—net	$(19,004)	$8,902	$19,007
Interest paid	$40,972	$36,971	$36,380
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Project debt financing activities—net	$—	$(8,350)	$253
Capital expenditure accruals included in accounts payable and other accrued liabilities	$43,687	$40,926	$46,331
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Capitalization
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	September 30,
($ In thousands, except shares)	2016		2015
Common Shareholder’s Equity
Common stock, $1 par value, 80,000,000 shares authorized, 46,479,536 shares issued	$46,479		$46,479
Paid-in capital	488,135		483,677
Retained earnings	586,662		557,848
Accumulated other comprehensive loss, net of taxes	(7,830)		(6,712)
Total Common Shareholder’s Equity	1,113,446	53.3%	1,081,292	59.9%
Preferred Stock
Washington Gas Light Company, without par value, 1,500,000 shares authorized—issued and outstanding:
$4.80 series, 150,000 shares	15,000		15,000
$4.25 series, 70,600 shares	7,173		7,173
$5.00 series, 60,000 shares	6,000		6,000
Total Preferred Stock	28,173	1.4%	28,173	1.6%
Long-Term Debt
Due fiscal year 2016, 5.17%	—		25,000
Due fiscal year 2019, 7.46%	50,000		50,000
Due fiscal year 2020, 4.76%	50,000		50,000
Due fiscal year 2023, 6.65%	20,000		20,000
Due fiscal year 2025, 5.44%	40,500		40,500
Due fiscal year 2027, 6.40% to 6.82%	125,000		125,000
Due fiscal year 2028, 6.57% to 6.85%	52,000		52,000
Due fiscal year 2030, 7.50%	8,500		8,500
Due fiscal year 2036, 5.70% to 5.78%	50,000		50,000
Due fiscal year 2041, 5.21%	75,000		75,000
Due fiscal year 2044, 4.22% to 5.00%	175,000		175,000
Due fiscal year 2045, 4.24%	50,000		50,000
Due fiscal year 2046, 3.80%	250,000		—
Total Long-Term Debt	946,000		721,000
Other long-term debt	—		—
Unamortized discount	(109)		(115)
Less—current maturities	—		25,000
Total Long-Term Debt	945,891	45.3%	695,885	38.5%
Total Capitalization	$2,087,510	100.0%	$1,805,350	100.0%
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Common Shareholder’s Equity
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes
(In thousands, except shares)	Shares	Amount				Total
Balance, September 30, 2013	46,479,536	$46,479	$477,968	$511,184	$(11,048)	$1,024,583
Net income	—	—	—	98,324	—	98,324
Other comprehensive income	—	—	—	—	4,635	4,635
Stock-based compensation(a)	—	—	2,652	—	—	2,652
Dividends declared:
Common stock	—	—	—	(78,708)	—	(78,708)
Preferred stock	—	—	—	(1,320)	—	(1,320)
Balance, September 30, 2014	46,479,536	46,479	480,620	529,480	(6,413)	1,050,166
Net income	—	—	—	108,678	—	108,678
Other comprehensive loss	—	—	—	—	(299)	(299)
Stock-based compensation(a)	—	—	3,057	—	—	3,057
Dividends declared:
Common stock	—	—	—	(78,990)	—	(78,990)
Preferred stock	—	—	—	(1,320)	—	(1,320)
Balance, September 30, 2015	46,479,536	46,479	483,677	557,848	(6,712)	1,081,292
Net income	—	—	—	113,114	—	113,114
Other comprehensive loss	—	—	—	—	(1,118)	(1,118)
Stock-based compensation(a)	—	—	4,458	—	—	4,458
Dividends declared:
Common stock	—	—	—	(82,980)	—	(82,980)
Preferred stock	—	—	—	(1,320)	—	(1,320)
Balance, September 30, 2016	46,479,536	$46,479	$488,135	$586,662	$(7,830)	$1,113,446
(a) Stock-based compensation is based on the stock awards of WGL that are allocated to Washington Gas Light Company for its pro-rata share.
The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

NOTE 1. ACCOUNTING POLICIES

GENERAL
WGL Holdings, Inc. (WGL) is a holding company that owns all of the shares of common stock of Washington Gas Light Company (Washington Gas), a regulated natural gas utility, and all of the shares of common stock of Washington Gas Resources Corporation (Washington Gas Resources), and Hampshire Gas Company (Hampshire). Washington Gas Resources owns all of the shares of common stock of four non-utility subsidiaries that include WGL Energy Services, Inc. (WGL Energy Services), WGL Energy Systems, Inc. (WGL Energy Systems), WGL Midstream, Inc. (WGL Midstream) and WGSW, Inc. (WGSW). Except where the content clearly indicates otherwise, “WGL,” “we,” “us” or “our” refers to the holding company or the consolidated entity of WGL Holdings, Inc. and all of its subsidiaries. Unless otherwise noted, these notes apply equally to WGL and Washington Gas.
NATURE OF OPERATIONS
Washington Gas and Hampshire comprise our regulated utility segment. Washington Gas is a public utility that sells and delivers natural gas to more than one million customers primarily in the District of Columbia and the surrounding metropolitan areas in Maryland and Virginia. Deliveries to firm residential and commercial customers accounted for 70% of the total therms delivered to customers by Washington Gas in the fiscal year ended September 30, 2016. Deliveries to interruptible customers accounted for 13% and deliveries to customers who use natural gas to generate electricity accounted for 16%. These amounts do not include deliveries related to Washington Gas’ asset optimization program discussed below. Hampshire operates an underground natural gas storage facility that provides services exclusively to Washington Gas. Hampshire is regulated under a cost of service tariff by the Federal Energy Regulatory Commission (FERC).
The retail energy-marketing segment consists of WGL Energy Services which competes with regulated utilities and other unregulated third party marketers to sell natural gas and electricity directly to residential, commercial, industrial and governmental customers with the objective of earning a profit through competitive pricing. The commodities that WGL Energy Services sells are delivered to retail customers through assets owned by regulated utilities. Washington Gas delivers the majority of natural gas sold by WGL Energy Services, and unaffiliated electric utilities deliver all of the electricity sold. WGL Energy Services owned multiple solar PV distributed generation assets at September 30, 2016, though the results from these activities are presented in the commercial energy systems segment. Other than these facilities, WGL Energy Services does not own or operate any other natural gas or electric generation, production, transmission or distribution assets. At September 30, 2016, WGL Energy Services served approximately 133,000 natural gas customers and approximately 127,400 electricity customers located in Maryland, Virginia, Delaware, Pennsylvania and the District of Columbia.
The commercial energy systems segment consists of WGL Energy Systems, WGSW and the results of operations of affiliate-owned commercial distributed energy projects. This segment focuses on clean and energy efficient solutions for its customers, driving earnings through: (i) upgrading the mechanical, electrical, water and energy-related infrastructure of large governmental and commercial facilities by implementing both traditional and alternative energy technologies; (ii) owning and operating distributed generation assets such as solar PV systems, combined heat and power plants, and natural gas fuel cells and (iii) passive investments in residential and commercial retail solar PV companies. In addition to our primary markets, this segment provides customized energy solutions across a much wider footprint, with business activities across the United States.
The midstream energy services segment, which consists of the operations of WGL Midstream, specializes in the investment, management, development and optimization of natural gas storage and transportation midstream infrastructure projects. WGL Midstream enters into both physical and financial transactions in a manner intended to utilize energy risk management products to mitigate risks while seeking to maximize potential profits from the optimization of the transportation and storage assets it has under contract.
Refer to Note 16—Operating Segment Reporting for further discussion of our segments.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

CONSOLIDATION OF FINANCIAL STATEMENTS
The consolidated financial statements include the accounts of WGL and its subsidiaries during the fiscal years reported. Certain prior period amounts have been recast to conform to current period presentation. Refer to Note 9—Income Taxes, for a further discussion of prior year amounts reclassified as a result of the implementation of Income Taxes (Topic 740): Balance sheet Classification of Deferred Taxes, which was implemented retrospectively in the first quarter of fiscal year 2016. Inter-company transactions have been eliminated. Refer to Note 18—Related Party Transactions for a discussion of inter-company transactions. WGL has a variable interest in five investments that qualify as variable interest entities (VIEs). At September 30, 2016, WGL and its subsidiaries are not the primary beneficiary for four of the five VIEs; therefore, we have not consolidated those VIE entities. WGSW is the primary beneficiary for one of the VIEs, SFGF, LLC (SFGF) and accordingly, it has been consolidated. Refer to Note 17—Other Investments for a discussion of VIEs and other investments.

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
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment (comprised principally of utility plant) are stated at original cost, including labor, materials, taxes and overhead costs incurred during the construction period. The cost of utility plant of Washington Gas includes an allowance for funds used during construction (AFUDC) that is calculated under a formula prescribed by our regulators in Maryland and the District of Columbia. Washington Gas capitalizes AFUDC as a component of construction overhead. The rates for AFUDC for fiscal years September 30, 2016, 2015 and 2014 were 5.51%, 4.12% and 3.36%, respectively.
Washington Gas charges maintenance and repairs directly to operating expenses. Washington Gas capitalizes betterments and renewal costs, and calculates depreciation applicable to its utility gas plant in service primarily using a straight-line method over the estimated remaining life of the plant. The composite depreciation and amortization rate of the regulated utility segment was 2.70%, 2.73% and 2.77% during fiscal years 2016, 2015 and 2014, respectively. In accordance with regulatory requirements, such rates include a component related to asset removal costs for Washington Gas. These asset removal costs are accrued through depreciation expense with a corresponding credit to “Regulatory liabilities—Accrued asset removal costs.” When Washington Gas retires depreciable utility plant and equipment, it charges the associated original costs to “Accumulated depreciation and amortization” and any related removal costs incurred are charged to “Regulatory liabilities—Accrued asset removal costs.” Washington Gas periodically reviews the adequacy of its depreciation rates by considering estimated remaining lives and other factors. For information about Asset Retirement Obligations (ARO’s), refer to the section entitled “Asset Retirement Obligations”.
At September 30, 2016 and 2015, 88.7% and 91.2%, respectively, of WGL’s consolidated original cost of property, plant and equipment was related to the regulated utility segment as shown below.

Property, Plant and Equipment at Original Cost
($ In millions)
September 30,	2016		2015
Regulated utility segment
Distribution, transmission and storage	$4,210.6	75.9%	$3,927.2	78.5%
General, miscellaneous and intangibles	435.2	7.9	424.8	8.5
Construction work in progress (CWIP)	273.1	4.9	210.4	4.2
Total regulated utility segment	4,918.9	88.7	4,562.4	91.2
Unregulated segments	624.1	11.3	441.5	8.8
Total	$5,543.0	100.0%	$5,003.9	100.0%

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

ASSETS SALE - BUILDING
During the year ended September 30, 2016, Washington Gas completed the sale of the Springfield Operation Center for approximately $20.3 million, net of selling and administrative expenses of $0.5 million. As a result of the sale, an additional minimal loss was recorded to "Other expense-net" in the accompanying Consolidated Statements of Income.

At September 30, 2015, the assets and liabilities associated with the Springfield Operations Center were reported at their expected selling price, less selling expenses, as "Assets held for sale" and "Liabilities held for sale" on WGL's and Washington Gas' balance sheets.
IMPAIRMENT OF LONG-LIVED ASSETS
Management regularly reviews property and equipment and other long-lived assets, including certain definite-lived intangible assets and our equity method investments for possible impairment. For our equity method investments, an impairment is recorded when the investment has experienced decline in value that is other-than-temporary. Additionally, if the projects in which we hold an investment recognize an impairment loss, we would record our proportionate share of that impairment loss and evaluate the investment for decline in value that is other-than-temporary. This review occurs quarterly, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.
During the fiscal year ended September 30, 2016, WGL recorded a $4.1 million impairment for the Nextility investment in direct financing leases. During the fiscal year ended September 30, 2015, WGL impaired its entire investment in ASDHI by its carrying value of $5.6 million based on management's assumption of the current valuation and expected return from the investment. During the fiscal year ended September 30, 2014, Washington Gas recorded an impairment charges of $0.8 million in operation and maintenance expense related to its Springfield Operations Center asset and an impairment loss of $1.9 million for the unrecoverable portion of the costs incurred associated with an abandoned LNG storage project.
Refer to Note 15 — Fair Value Measurements and Note 17 — Other Investments of the Notes to Consolidated Financial Statements for further discussion of these assets.
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

CASH AND CASH EQUIVALENTS
We consider all investments with original maturities of three months or less to be cash equivalents. We did not have any restrictions on our cash balances that would impact the payment of dividends by WGL or our subsidiaries as of September 30, 2016 and 2015.
REVENUE AND COST RECOGNITION
Regulated Utility Operations
Revenues.  For regulated deliveries of natural gas, Washington Gas reads meters and bills customers on a 19-day monthly cycle basis. The billing cycles for customers do not coincide with the accounting periods used for financial reporting purposes; therefore, Washington Gas accrues unbilled revenues for gas delivered, but not yet billed, at the end of each accounting period.
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
Revenue Taxes.  Revenue taxes such as gross receipts taxes, Public Service Commission (PSC) fees, franchise fees and energy taxes are reported gross in operating revenues. During September 30, 2016, 2015 and 2014 $73.0 million and $83.5 million, and $84.3 million, respectively, were recorded to operating revenues.
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
WGL Energy Services enters into indexed or fixed-rate contracts with residential, commercial and industrial customers for sales of natural gas and electricity. Customer contracts, which typically have terms less than 24 months, but may extend up to 5 years, allow WGL Energy Services to bill customers based upon metered gas and electricity usage. Usage is measured either on a cycle basis at customer premises or based on quantities delivered to the local utility, both of which may vary by month. The billing cycles for customers do not coincide with the accounting periods used for financial reporting purposes; therefore, WGL Energy Services accrues unbilled revenues for gas and electricity delivered, but not yet billed, at the end of each accounting period. In addition, WGL Energy Services periodically makes spot sales in the wholesale market due to specific delivery requirements or to reduce customer supply costs.  Revenues are reflected in “Operating Revenues—Non utility.”
WGL Energy Services procures natural gas and electricity supply under contract structures in which it assembles the various components of supply from multiple suppliers to match its customer requirements. The cost of natural gas and electricity for these purchases is recorded using the contracted volumes and prices in “Non-Utility cost of energy-related sales.”
Commercial Energy Systems Segment. WGL Energy Systems recognizes income and expenses for all design-build construction contracts using the percentage-of-completion method in “Operating Revenues—Non-utility” and “Non-Utility cost of energy-related sales.” WGL Energy Systems also recognizes income from its distributed energy assets based on the terms of the related power purchase agreements. Renewable Energy Certificates (RECs) are generated by WGL Energy Systems after

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

every 1,000 Kilowatt-hours (kWh) of electricity are produced by an eligible solar facility. WGL Energy Systems recognizes income on the sale of RECs based on the contractual terms and conditions of the sale. Refer to Note 17—Other Investments for discussion of our sale leaseback arrangements and equity method investments.
Midstream Energy Services Segment. WGL Midstream nets its revenues and costs related to its trading activities in "Operating Revenues—Non-utility". Any profits and losses from WGL Midstream's pipeline investments are included in “Equity in earnings of unconsolidated affiliates” in the accompanying Consolidated Statement of Income and are added to or subtracted from the carrying amount of WGL’s investment balance. Refer to Note 17—Other Investments for discussion of our equity method investments.
STORAGE GAS VALUATION METHODS
For Washington Gas and WGL Energy Services, storage gas inventories are stated at the lower-of-cost or market as determined using the first-in, first-out method. For WGL Midstream, storage gas inventory is stated at the lower-of-cost or market using the weighted average cost method. There were no lower-of-cost or market adjustment recorded to net income for Washington Gas the fiscal year ended September 30, 2016. WGL Midstream recorded quarterly adjustments that netted to zero for the fiscal year ended September 30, 2016. The following table shows the lower-of-cost or market adjustments recorded to net income for the years ended September 30, 2015 and 2014.

Lower-of-Cost or Market Adjustments Pre-Tax Increase (Decrease) to Net Income
(In millions)
September 30,	2015	2014
WGL(a)
Operating revenues - non-utility	$(21.5)	$(3.0)
Washington Gas
Utility cost of gas	$(1.3)	$(0.2)
Total Consolidated	$(22.8)	$(3.2)
(a) WGL includes WGL Midstream.
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
As part of its asset optimization program, Washington Gas enters into derivative contracts related to the sale and purchase of natural gas at a future price with the primary objective of securing operating margins that Washington Gas expects to ultimately realize. The derivatives used under this program may cause significant period-to-period volatility in earnings for the portion of net profits retained for shareholders; however, this earnings volatility will not change the realized margins that Washington Gas expects to earn. In accordance with ASC Topic 815, all financially and physically settled contracts under our asset optimization program are reported on a net basis in the statements of income in “Utility cost of gas”.

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
INCOME TAXES
We recognize deferred income tax assets and liabilities for all temporary differences between the financial statement basis and the tax basis of assets and liabilities, including those that are currently excluded for ratemaking purposes of Washington Gas. Regulatory assets or liabilities, corresponding to such additional deferred income tax assets or liabilities, may be recorded to the extent recoverable from or payable to customers through the ratemaking process in future periods. Refer to Note 2—Regulated Operations for Washington Gas’ regulatory assets and liabilities associated with income taxes due from and to customers at September 30, 2016 and 2015. Amounts applicable to income taxes due from and due to customers primarily represent differences between the book and tax basis of net utility plant in service. We amortize investment tax credits as reductions to income tax expense over the estimated service lives of the related properties.
During the year ended September 30, 2016, WGL and Washington Gas early adopted ASU 2015-17. This standard amends the requirements to separately classify deferred income tax liabilities and assets into current and noncurrent amounts on a classified balance sheet and requires all deferred income tax liabilities and assets to be offset by taxing jurisdiction and classified as noncurrent. WGL and Washington Gas are applying ASU 2015-17 retrospectively. As a result of the retrospective adoption, $32.8 million and $24.7 million for WGL and Washington Gas, respectively, were reclassified from "Current Assets-Deferred income taxes" to "Deferred Credits-Deferred income taxes" on WGL's and Washington Gas' September 30, 2015 balance sheets. Refer to Note 9—Income Taxes which provides detailed financial information related to our income taxes.
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

WGL Holdings, Inc.
Changes in Asset Retirement Obligations
(In millions)
September 30,	2016	2015
Asset retirement obligations at beginning of year	$207.7	$181.2
Liabilities incurred in the period	12.1	8.4
Liabilities settled in the period(a)	(16.9)	(14.6)
Accretion expense	7.4	7.8
Revisions in estimated cash flows(b)	—	24.9
Asset retirement obligations at the end of the year(c)	$210.3	$207.7

Washington Gas Light Company
Changes in Asset Retirement Obligations
(In millions)
September 30,	2016	2015
Asset retirement obligations at beginning of year	$205.9	$179.8
Liabilities incurred in the period	10.4	8.1
Liabilities settled in the period(a)	(16.9)	(14.6)
Accretion expense	7.2	7.7
Revisions in estimated cash flows(b)	—	24.9
Asset retirement obligations at the end of the year(c)	$206.6	$205.9
(a) Fiscal year 2015 includes asset retirement obligations of $1.6 million related to the Springfield Operations Center that were reclassified to "Current Liabilities - Liabilities held for sale." The building was sold in 2016.
(b) WGL revised its assumptions regarding the timing and amounts related to its obligation to cut, cap and purge pipeline. The revision is primarily driven by our accelerated pipeline replacement programs.
(c) Includes short-term asset retirement obligations of $7.2 million and $7.0 million for fiscal year 2016 and 2015, respectively.

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
October 1, 2015
As a result of the standard, we have presented all deferred tax liabilities and assets, net, as non-current in "Deferred credits-Deferred income taxes" in the accompanying balance sheets, retrospectively for all periods presented. The adoption of this standard did not have a material effect on our financial statements. Refer to Note 9 — Income taxes, for further discussion of this standard.

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

The new guidance does not change the recognition and measurement guidance for debt issuance costs.

October 1, 2016
Implementation of these standards will result in a reduction of other deferred assets and long-term debt in our Consolidated Balance Sheets. The carrying amounts that would be reclassifed at September 30, 2016 is $9.3 million.

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

		October 1, 2016	This standard is not expected to have an impact to net income nor a material impact on the balance sheet.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties that are Under Common Control
The standard modifies the guidance issued with ASU 2015-02 to amend the consolidation guidance on how a reporting entity, that is the single decision maker of a VIE, should treat indirect interests in the entity held through related parties that are under common control with the reporting entity, when determining whether it is the primary beneficiary of that VIE.
October 1, 2016
ASU 2016-17 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Entities that have already adopted the amendments in ASU 2015-02 are required to apply the amendments in this ASU retrospectively beginning with the fiscal year in which ASU 2015-02 was applied.

We do not expect that the adoption of this standard will have a material impact on our financial statements.

ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting	This standard simplifies several aspects of the accounting for share-based payment transactions, including accounting for income taxes, forfeitures, and statutory tax withholding requirements.	October 1, 2017	We are in the process of evaluating the impact the adoption of this standard will have on our financial statements.
ASU 2016-15, Statement of Cash Flows (Topic 230)—Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force)	This update provides guidance on the classification of certain cash receipts and payments in the statement of cash flows.	October 1, 2018	We are in the process of evaluating the impact the adoption of this standard will have on our financial statements.
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
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

NOTE 2. REGULATED OPERATIONS

Washington Gas accounts for its regulated operations in accordance with ASC Topic 980. This standard includes accounting principles for companies whose rates are determined by independent third party regulators. When setting rates, regulators may require us to record expense in different periods than may be appropriate for unregulated enterprises. When this occurs, Washington Gas defers the associated costs as assets (regulatory assets) on its balance sheet and records them as expenses on its income statement as it collects the revenues designed to recover these costs through customers’ rates. Further, regulators can also impose liabilities upon a company for gains previously realized or for amounts previously collected from customers for expenses expected to be incurred in the future (regulatory liabilities).
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
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

At September 30, 2016 and 2015, we recorded the following regulatory assets and liabilities on our balance sheets. These assets and liabilities will be recognized as revenues or expenses in future periods as they are reflected in customers’ rates.

Regulatory Assets and Liabilities
(In millions)	Regulatory Assets		Regulatory Liabilities
September 30,	2016	2015	2016	2015
Current:
Gas costs due from/to customers(a)	$4.1	$1.7	$12.1	$22.6
Interruptible sharing(a)	0.9	3.3	0.6	2.6
Revenue normalization mechanisms for Maryland and Virginia(a)	6.6	—	—	8.4
Plant recovery mechanisms	3.7	0.8	0.3	1.0
Total current	$15.3	$5.8	$13.0	$34.6
Deferred:
Accrued asset removal costs	$—	$—	$310.8	$325.5
Deferred gas costs(a)(b)	179.9	190.7	—	—
Pension and other post-retirement benefits
Other post-retirement benefit costs—trackers(c)	—	0.1	—	—
Deferred pension costs—trackers(c)	29.8	38.0	—	—
ASC Topic 715 unrecognized costs/income(a)(d)
Pensions	193.4	173.9	—	—
Other post-retirement benefits	—	—	113.9	104.4
Total pension and other post-retirement benefits	223.2	212.0	113.9	104.4
Other
Income tax-related amounts due from/to customers(e)	33.6	31.7	3.6	4.2
Losses/gains on issuance and extinguishments of debt and interest-rate derivative instruments(a)(f)	17.5	11.1	1.5	1.6
Deferred gain on sale of assets(a)	—	—	1.0	1.4
Rights-of-way fees(a)	0.3	1.6	—	—
Business process outsourcing and related costs (a)	9.8	2.7	—	—
Non-retirement post-employment benefits(a)(g)	19.2	18.9	—	—
Deferred integrity management expenditures(a)(h)	8.5	5.1	—	—
Recoverable portion of abandoned LNG facility	4.3	5.0	—	—
Environmental response costs(a)(i)	1.3	1.8	—	—
Other regulatory expenses(a)	4.1	2.1	8.3	9.9
Total other	$98.6	$80.0	$14.4	$17.1
Total deferred	$501.7	$482.7	$439.1	$447.0
Total	$517.0	$488.5	$452.1	$481.6
(a) Washington Gas does not earn its overall rate of return on these assets. Washington Gas is allowed to recover and required to pay, using short-term interest rates, the carrying costs related to billed gas costs due from and to its customers in the District of Columbia and Virginia jurisdictions.
(b) Includes fair value of derivatives, which are not included in customer bills until settled.
(c) Relates to the District of Columbia jurisdiction.
(d) Refer to Note 10-Pension and Other Post-Retirement Benefit Plans for a further discussion of these amounts.
(e) This balance represents amounts due from customers for deferred tax liabilities related to tax benefits on deduction flowed directly to customers prior to the adoption of income tax normalization for ratemaking purposes.
(f) The losses or gains on the issuance and extinguishment of debt and interest-rate derivative instruments include unamortized balances from transactions executed in prior fiscal years. These transactions create gains and losses that are amortized over the remaining life of the debt as prescribed by regulatory accounting requirements.
(g) Represents the timing difference between the recognition of workers compensation and short-term disability costs in accordance with generally accepted accounting principles and the way these costs are recovered through rates.
(h) This balance represents amounts for deferred expenditures associated with Washington Gas’ Distribution Integrity Management Program (DIMP) in Virginia.
(i) This balance represents allowed remediation expenditures at Washington Gas sites to be recovered through rates for Maryland and the District of Columbia. The recovery period is over several years.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

As required by ASC Topic 980, Washington Gas monitors its regulatory and competitive environment to determine whether the recovery of its regulatory assets remains probable. If Washington Gas were to determine that recovery of these assets is no longer probable, it would write off the assets against earnings. We have determined that ASC Topic 980 continues to apply to our regulated operations, and the recovery of our regulatory assets at September 30, 2016 is probable.
NOTE 3. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

The tables below provide details for the amounts included in “Accounts payable and other accrued liabilities” on the balance sheets for both WGL and Washington Gas.

WGL Holdings, Inc.
	September 30,
(In millions)	2016	2015
Accounts payable—trade	$353.0	$277.3
Employee benefits and payroll accruals	34.4	31.4
Other accrued liabilities	18.0	16.4
Total	$405.4	$325.1

Washington Gas Light Company
	September 30,
(In millions)	2016	2015
Accounts payable—trade	$161.0	$122.2
Employee benefits and payroll accruals	32.2	29.5
Other accrued liabilities	11.8	7.6
Total	$205.0	$159.3

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

NOTE 4. SHORT-TERM DEBT

WGL and Washington Gas satisfy their short-term financing requirements through the sale of commercial paper, financing arrangements with third-party lenders, or through bank borrowings. Due to the seasonal nature of the regulated utility and retail energy-marketing segments, short-term financing requirements can vary significantly during the year. Revolving credit agreements are maintained to support outstanding commercial paper and to permit short-term borrowing flexibility. The policy of each WGL and Washington Gas is to maintain bank credit facilities in amounts equal to or greater than the expected maximum commercial paper position. The following is a summary of committed credit available at September 30, 2016 and 2015.

Committed Credit Available (In millions)
September 30, 2016	WGL(b)	Washington Gas	Total Consolidated
Committed credit agreements
Unsecured revolving credit facility, expires December 19, 2019(a)	$450.0	$350.0	$800.0
Less: Commercial Paper	(227.0)	(42.0)	(269.0)
Net committed credit available	$223.0	$308.0	$531.0
Weighted average interest rate	0.73%	0.46%	0.69%
September 30, 2015
Committed credit agreements
Unsecured revolving credit facility, expires April 3, 2017(a)	$450.0	$350.0	$800.0
Less: Commercial Paper	(243.0)	(89.0)	(332.0)
Net committed credit available	$207.0	$261.0	$468.0
Weighted average interest rate	0.30%	0.16%	0.26%
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
At September 30, 2016 and 2015, there were no outstanding bank loans from WGL’s or Washington Gas’ revolving credit facilities.

Under the terms of the credit agreements, the ratio of consolidated financial indebtedness to consolidated total capitalization may not exceed 0.65 to 1.0 (65.0%). At September 30, 2016, WGL's and Washington Gas' ratios of consolidated financial indebtedness to consolidated total capitalization were 56% and 48%, respectively. In addition, WGL and Washington Gas are required to inform lenders of changes in corporate existence, financial conditions, litigation and environmental warranties that might have a material adverse effect. Failure to inform the lenders’ agent of these material changes might constitute default under the agreements. Another potential default may be deemed to exist if WGL or Washington Gas were to fail to pay principal or interest when due on any other indebtedness. Such defaults, if not remedied, could lead to suspension of further loans and/or acceleration in which obligations become immediately due and payable. At September 30, 2016, WGL and Washington Gas were in compliance with all of the covenants under their revolving credit facilities.

PROJECT FINANCING
Washington Gas obtains third-party project financing on behalf of the Federal government to provide funds during the construction of certain energy management services projects entered into under Washington Gas' area-wide contract. As the financing entity funds the energy management services project, Washington Gas establishes a payable to the financing entity. As work is performed, Washington Gas establishes a receivable representing the government's obligation to remit principal and interest. The payable and receivable are equal to each other at the end of the construction period, but there could be timing differences in the recognition of the project related payable and receivable during the construction period. When these projects are formally “accepted” by the government and deemed complete, Washington Gas assigns the ownership of the receivable to

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

the financing entity in satisfaction of the obligation to the financing entity and removes both the receivable and the obligation related to the financing from its financial statements.
As of September 30, 2016, Washington Gas recorded a $73.3 million "Unbilled revenues" on the balance sheet and a $62.4 million corresponding short-term obligation to the lender in "Notes payable", for energy management services projects that were not complete. Because these projects are financed for government agencies which have minimal credit risk, and with which we have previous collection experience, Washington Gas did not record a corresponding reserve for bad debts related to these receivables at September 30, 2016.

NOTE 5. LONG-TERM DEBT

FIRST MORTGAGE BONDS
The Mortgage of Washington Gas dated January 1, 1933 (Mortgage), as supplemented and amended, securing any First Mortgage Bonds (FMBs) it issues, constitutes a direct lien on substantially all property and franchises owned by Washington Gas, other than a small amount of property that is expressly excluded. At September 30, 2016 and 2015, Washington Gas had no debt outstanding under the Mortgage. Any FMBs that may be issued in the future will represent indebtedness of Washington Gas.
SHELF REGISTRATION
At September 30, 2016 WGL had the capacity under a shelf registration to issue an unspecified amount of long-term debt securities and Washington Gas had the capacity under shelf registration statement to issue up to $350.0 million of additional MTNs.
UNSECURED NOTES
WGL and Washington Gas issue long-term notes with individual terms regarding interest rates, maturities and call or put options. These notes can have maturity dates of one or more years from the date of issuance. The following tables show the outstanding notes as of September 30, 2016 and 2015.

Long-Term Debt Outstanding
($ In millions)	WGL(a)	Washington Gas	Total Consolidated
September 30, 2016
Long-term debt(b)	$500.0	$946.0	$1,446.0
Unamortized discount	(1.6)	(0.1)	(1.7)
Total Long-Term Debt	$498.4	$945.9	$1,444.3
Weighted average interest rate	2.50%	5.12%	4.21%
September 30, 2015
Long-term debt(b)	$250.0	$721.0	$971.0
Unamortized discount	(1.7)	(0.1)	(1.8)
Less — Current maturities	—	25.0	25.0
Total Long-Term Debt	$248.3	$695.9	$994.2
Weighted average interest rate	3.66%	5.58%	5.08%
(a) WGL includes WGL Holdings and all subsidiaries other than Washington Gas.
( b) Includes Senior Notes and term loans for WGL and both MTNs and private placement notes for Washington Gas. Represents face value including current maturities.

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
In addition, on September 16, 2016, Washington Gas issued an aggregate principle amount of $250 million, 3.796% medium-term notes due in 2046. The notes are subject to prepayment at Washington Gas' option at any time in whole or from time to time in part, at a redemption price equal to the greater of (i) 100% of the principal amount thereof and (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon, plus a make-whole call premium, plus, in either such case, accrued and unpaid interest on the principal of such notes to the date of redemption. At any time on and after March 15, 2046, Washington Gas may redeem the notes on any date or dates, in whole or from time to time in part, at 100% of the principal of such notes, plus accrued and unpaid interest on the principal of such notes to the date of redemption.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

The following tables show long-term debt issuances and retirements for the years ended September 30, 2016 and 2015.

Long-Term Debt Issuances and Retirements
($ In millions)	Principal(b)	Interest Rate		Effective Cost		Nominal Maturity Date
Year Ended September 30, 2016
WGL(a)
Issuances:
2/18/2016	$250.0	1.34%	(c)	1.34%	(c)	2/18/2018
Total	$250.0
Washington Gas
Issuances:
9/16/2016	$250.0	3.80%		4.01%	(d)	3/15/2046
Total	250.0
Total consolidated issuances	$500.0
Washington Gas
Retirements:
1/18/2016	$25.0	5.17%		n/a		1/18/2016
Total	$25.0
Year Ended September 30, 2015
WGL(a)
Issuances:
10/24/2014	$100.0	2.25%		2.42%		11/1/2019
10/24/2014	125.0	4.60%		5.11%		11/1/2044
12/16/2014	25.0	4.60%		5.53%		11/1/2044
Total	$250.0
Washington Gas
Issuances:
12/15/2014	$50.0	4.24%		4.41%		12/15/2044
Total	50.0
Total consolidated issuances	$300.0
Washington Gas
Retirements:
8/9/2015	$20.0	4.83%		n/a		8/9/2015
Total	$20.0
(a) WGL includes WGL Holdings and all subsidiaries other than Washington Gas.
(b) Represents face amount.
(c) Floating rate per annum that will be determined from time to time based on parameters set forth in the credit agreement. Effective cost reflects current rate.
(d) The estimated effective cost of the issued notes, including consideration of issuance fees and hedge costs.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

LONG-TERM DEBT MATURITIES
Maturities of long-term debt for each of the next five fiscal years and thereafter as of September 30, 2016 are summarized in the following table.

Long-Term Debt Maturities(a)
(In millions)	WGL(b)	Washington Gas	Total
2017	$—	$—	$—
2018	250.0	—	250.0
2019	—	50.0	50.0
2020	100.0	50.0	150.0
2021	—	—	—
Thereafter	150.0	846.0	996.0
Total	$500.0	$946.0	$1,446.0
Less: current maturities	—	—	—
Total non-current	$500.0	$946.0	$1,446.0
(a)Excludes unamortized discounts of $1.6 million and $0.1 million at September 30, 2016, for WGL and Washington Gas, respectively.
(b)WGL includes WGL Holdings and all subsidiaries other than Washington Gas.
NOTE 6. COMMON STOCK — WGL

COMMON STOCK OUTSTANDING
Shares of common stock outstanding were 51,080,612 and 49,728,662 at September 30, 2016 and 2015, respectively.
COMMON STOCK RESERVES
At September 30, 2016, there were 8,252,975 authorized, but unissued, shares of common stock reserved under the following plans:

Common Stock Reserves

Reserve for:	Number of Shares
Omnibus incentive compensation plan(a)	2,790,712
Dividend reinvestment and common stock purchase plan	2,775,341
Employee savings plans	637,196
Directors’ stock compensation plan	68,694
ATM program	1,981,032
Total common stock reserves	8,252,975
(a)In March 2007, WGL adopted a shareholder-approved Omnibus Incentive Compensation Plan to replace on a prospective basis the 1999 Incentive Compensation Plan. In December 2015, the Board of Directors approved the 2016 Omnibus Incentive Compensation Plan that became effective upon shareholder approval at WGL's Annual Meeting of Stockholders on March 1, 2016. The plan was included as an exhibit to WGL's proxy statement under cover of Form 14A filed on January 20, 2016. Following shareholder approval of the 2016 Omnibus Incentive Compensation Plan, WGL will no longer make equity grants under the 2007 Omnibus Incentive Compensation Plan (but shares issued pursuant to outstanding grants under the 2007 plan will be issued pursuant to that plan). Refer to Note 11—Stock-Based Compensation for a discussion regarding our stock-based compensation plans.

On November 24, 2015, WGL entered into an equity distribution agreement and filed a prospectus supplement relating to a continuous offering under which WGL may sell common stock with an aggregate sales price of up to $150 million through an at-the-market (ATM) program. Sales of common stock can be made by means of privately negotiated transactions, as

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

transactions on the New York Stock Exchange at market prices or in such other transactions as agreed upon by WGL and the sales agents and in accordance with applicable securities laws. During the fiscal year ended September 30, 2016, WGL has issued 1,162,305 shares of common stock under the ATM program for gross proceeds of $78.2 million.
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
For the fiscal year ended September 30, 2016, there were no outstanding stock options and we had 86,500 weighted average performance shares issuable pursuant to our stock-based compensation plans that were excluded from the diluted share calculation due to the anti-dilutive effect of such shares. For fiscal years ended September 30, 2015 and September 30, 2014, there were no anti-dilutive shares excluded from the calculation of diluted EPS. The following table reflects the computation of our basic and diluted EPS for the fiscal years ended September 30, 2016, 2015 and 2014.

Basic and Diluted EPS
	Years Ended September 30,
(In thousands, except per share data)	2016	2015	2014
Basic earnings per average common share:

Net income applicable to common stock	$167,594	$131,259	$105,940

Average common shares outstanding—basic	50,369	49,794	51,759

Basic earnings per average common share	$3.33	$2.64	$2.05
Diluted earnings per average common share:

Net income applicable to common stock	$167,594	$131,259	$105,940
Average common shares outstanding—basic	50,369	49,794	51,759

Stock-based compensation plans	195	266	11
Total average common shares outstanding—diluted	50,564	50,060	51,770

Diluted earnings per average common share	$3.31	$2.62	$2.05

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

NOTE 9. INCOME TAXES

WGL files a consolidated federal tax return and various other state returns. We are no longer subject to income tax examinations by the Internal Revenue Service (IRS) for years ended prior to September 30, 2012 except for pending carryback refund claims. Substantially all state income tax years in major jurisdictions are closed for years ended prior to September 30, 2012.
WGL and each of its subsidiaries participate in a tax sharing agreement that establishes the method for allocating tax benefits from losses that are utilized on the consolidated income tax return. The consolidated tax is apportioned among the subsidiaries on the separate return method and losses of the parent, WGL, are allocated to the subsidiaries that have taxable income. In fiscal year 2016, Washington Gas shared $1.1 million of tax benefits from the tax sharing agreement that was reflected as a tax increase on Washington Gas' statements of income. During fiscal years 2015 and 2014, Washington Gas realized $0.5 million and $2.9 million of tax savings as a result of this tax sharing agreement. The effect of this allocation of benefits to Washington Gas has no effect on our consolidated financial statements. State income tax returns are filed on a separate company basis in most states where we have operations and/or a requirement to file.
On September 13, 2013, the U.S. Treasury Department issued final income tax regulations to address the costs incurred in acquiring, producing, or improving tangible property. The regulations are effective for WGL and Washington Gas for the tax year beginning October 1, 2014. WGL and Washington Gas filed Forms 3115 along with its income tax return for the year ended September 30, 2015 in June 2016. The financial impact of these regulations did not have a material impact on the financial statements.

On October 1, 2015, WGL and Washington Gas early adopted ASU 2015-17. This standard amends the requirements to separately classify deferred income tax liabilities and assets into current and noncurrent amounts on a classified balance sheet, and requires all deferred income tax liabilities and assets to be offset by taxing jurisdiction and classified as noncurrent. WGL and Washington Gas applied ASU 2015-17 retrospectively. As a result of the retrospective adoption, $32.8 million and $24.7 million were reclassified from "Current Assets-Deferred income taxes" to "Deferred Credits-Deferred income taxes" on WGL's and Washington Gas' September 30, 2015 balance sheets, respectively.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements
The tables below provide the following for WGL and Washington Gas: (i) the components of income tax expense; (ii) a reconciliation between the statutory federal income tax rate and the effective income tax rate and (iii) the components of accumulated deferred income tax assets and liabilities at September 30, 2016 and 2015.

WGL Holdings, Inc.
Components of Income Tax Expense
	Years Ended September 30,
(In thousands)	2016	2015	2014
INCOME TAX EXPENSE
Current:
Federal	$(57,690)	$(18,639)	$29,976
State	(1,983)	2,977	5,149
Total current	(59,673)	(15,662)	35,125
Deferred:
Federal
Accelerated depreciation	93,175	71,529	35,747
Other	49,638	17,726	(18,014)
State
Accelerated depreciation	12,993	13,739	9,822
Other	8,073	1,411	(1,760)
Total deferred	163,879	104,405	25,795
Amortization of investment tax credits	(6,132)	(4,939)	(3,666)
Total income tax expense	$98,074	$83,804	$57,254

WGL Holdings, Inc.
Reconciliation Between the Statutory Federal Income Tax Rate and Effective Tax Rate
	Years Ended September 30,
($ In thousands)	2016		2015		2014
Income taxes at statutory federal income tax rate	$93,253	35.00%	$75,760	35.00%	$57,580	35.00%
Increase (decrease) in income taxes resulting from:
Accelerated depreciation less amount deferred	908	0.34	1,187	0.55	1,875	1.14
Amortization of investment tax credits	(6,132)	(2.30)	(4,939)	(2.28)	(3,666)	(2.23)
Cost of removal	(3,722)	(1.40)	(2,721)	(1.26)	(4,902)	(2.98)
State income taxes-net of federal benefit	12,969	4.87	11,109	5.13	8,734	5.31
Medicare Part D adjustment	—	—	—	—	(3,621)	(2.20)
ASDHI impairment	—	—	1,969	0.91	—	—
Other items-net	798	0.30	1,439	0.66	1,254	0.76
Total income tax expense and effective tax rate	$98,074	36.81%	$83,804	38.71%	$57,254	34.80%

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

WGL Holdings, Inc.
Components of Accumulated Deferred Income Tax Assets (Liabilities)

(In thousands)	2016	2015
Deferred income tax assets:
Pensions	$60,685	$44,468
Uncollectible accounts	12,441	10,389
Inventory overheads	5,046	5,873
Employee compensation and benefits	49,443	57,230
Derivatives	58,203	43,891
Deferred gas costs	—	2,406
Solar grant/investment tax credit	64,149	53,067
Tax credit carry forward	118,980	55,040
Net operating loss	27,741	—
Other(a)	1,075	5,640
Total assets	397,763	278,004
Deferred income tax liabilities:
Other post-retirement benefits	69,899	54,860
Accelerated depreciation and other plant related items	949,807	794,099
Losses/gains on reacquired debt	1,155	1,292
Income taxes recoverable through future rates	71,352	68,245
Deferred gas costs	1,696	815
Partnership basis differences	27,532	29,468
Valuation allowances	2,188	2,188
Total liabilities	1,123,629	950,967
Net accumulated deferred income tax assets (liabilities)	$(725,866)	$(672,963)
(a) Includes $0.897 million in deferred income tax assets reported in "Deferred charges and other assets" on the consolidated balance sheet.

Washington Gas Light Company
Components of Income Tax Expense
	Years Ended September 30,
(In thousands)	2016	2015	2014
INCOME TAX EXPENSE
Current:
Federal	$(48,064)	$(5,305)	$37,098
State	(2,957)	907	4,262
Total current	(51,021)	(4,398)	41,360
Deferred:
Federal
Accelerated depreciation	93,385	71,046	34,833
Other	13,826	(6,619)	(30,523)
State
Accelerated depreciation	13,081	13,701	9,540
Other	3,190	(1,507)	(6,800)
Total deferred	123,482	76,621	7,050
Amortization of investment tax credits	(795)	(832)	(876)
Total income tax expense	$71,666	$71,391	$47,534

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Washington Gas Light Company
Reconciliation Between the Statutory Federal Income Tax Rate and Effective Tax Rate
	Years Ended September 30,
($ In thousands)	2016		2015		2014
Income taxes at statutory federal income tax rate	$64,673	35.00%	$63,024	35.00%	$51,050	35.00%
Increase (decrease) in income taxes resulting from:
Accelerated depreciation less amount deferred	1,936	1.05	2,108	1.17	1,875	1.29
Amortization of investment tax credits	(795)	(0.43)	(832)	(0.46)	(876)	(0.60)
Cost of removal	(3,722)	(2.01)	(2,721)	(1.51)	(4,902)	(3.36)
State income taxes-net of federal benefit	8,310	4.50	8,986	4.99	6,711	4.60
Consolidated tax sharing allocation	1,073	0.58	(533)	(0.30)	(2,862)	(1.96)
Medicare Part D adjustment	—	—	—	—	(3,621)	(2.48)
Other items-net	191	0.10	1,359	0.76	159	0.09
Total income tax expense and effective tax rate	$71,666	38.79%	$71,391	39.65%	$47,534	32.58%

Washington Gas Light Company
Components of Accumulated Deferred Income Tax Assets (Liabilities)

(In thousands)	2016	2015
Deferred income tax assets:
Pensions	$59,878	$43,748
Uncollectible accounts	8,054	7,637
Inventory overheads	5,046	5,873
Employee compensation and benefits	43,755	38,857
Derivatives	27,394	38,887
Deferred gas costs	—	2,406
Net operating loss	24,588	—
Other	—	862
Total assets	168,715	138,270
Deferred income tax liabilities:
Other post-retirement benefits	69,520	54,566
Accelerated depreciation and other plant related items	783,919	681,108
Losses/gains on reacquired debt	1,155	1,292
Income taxes recoverable through future rates	71,063	67,953
Deferred gas costs	1,696	815
Other	5,082	1,300
Total liabilities	932,435	807,034
Net accumulated deferred income tax assets (liabilities)	$(763,720)	$(668,764)
In June 2016, we filed our tax return for the year ended September 30, 2015.
The following table summarizes the change in unrecognized tax benefits during fiscal year 2016, 2015, 2014 and our total unrecognized tax benefits at September 30, under the provisions of ASC Topic 740, Income Taxes:

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Unrecognized Tax Benefits
(In thousands)	2016	2015	2014
Total unrecognized tax benefits, October 1,	$38,627	$32,613	$25,051
Increases in tax positions relating to current year	10,645	12,848	10,512
Decreases in tax positions relating to prior year	(6,989)	(6,834)	(2,950)
Total unrecognized tax benefits, September 30,	$42,283	$38,627	$32,613
During the year, the unrecognized tax benefits for WGL and Washington Gas increased by approximately $3.7 million relating to uncertain tax positions, primarily due to the change in tax accounting for repairs. If the amounts of unrecognized tax benefits are eventually realized, it would not materially impact the effective tax rate. It is reasonably possible that the amount of the unrecognized tax benefit with respect to some of WGL’s and Washington Gas’ uncertain tax positions will significantly increase or decrease in the next 12 months. The IRS completed its audit of the tax years related to the change in accounting method for repairs without proposing any changes, however, they could re-examine this issue in the future.

WGL and Washington Gas recognize any accrued interest associated with uncertain tax positions in interest expense and recognizes any accrued penalties associated with uncertain tax positions in other expenses in the statements of income. During the fiscal year ended September 30, 2016 there was no change in accrued interest associated with uncertain tax positions. During the fiscal years ended September 30, 2015 and 2014, interest expense on uncertain tax positions was minimal.
NOTE 10. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

Washington Gas maintains a qualified, trusteed, non-contributory defined benefit pension plan (qualified pension plan) covering most active and vested former employees of Washington Gas and certain employees of WGL subsidiaries. The non-contributory defined benefit pension plan is closed to all employees hired on or after January 1, 2010 and instead employees are eligible to receive supplemental contributions to their defined-contribution savings plan. Washington Gas accounts for the qualified pension plan and other post-retirement benefit plans under the provisions of ASC 715, Compensation-Retirement Benefits.
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
WGL subsidiaries offer defined-contribution savings plans to all eligible employees. These plans allow participants to defer on a pre-tax or after-tax basis, a portion of their salaries for investment in various alternatives. We make matching contributions to the amounts contributed by employees in accordance with the specific plan provisions. Total matching contributions to our savings plans were $5.1 million, $4.6 million and $4.2 million during fiscal years 2016, 2015 and 2014, respectively. All employees not earning benefits in the qualified pension plan receive an employer provided supplemental contribution ranging from 4% to 6% depending on years of service. Total supplemental contributions to the plan were $2.6 million, $2.1 million and $1.6 million during fiscal years ended September 30, 2016, 2015 and 2014, respectively.
Washington Gas provides certain healthcare and life insurance benefits for retired employees of Washington Gas and certain employees of WGL subsidiaries. Substantially all employees of Washington Gas may become eligible for such benefits if they attain retirement status while working for Washington Gas. For eligible retirees and dependents not yet receiving Medicare benefits, Washington Gas provides medical, prescription drug and dental benefits through Preferred Provider Organization (PPO) or Health Maintenance Organization (HMO) plans. On April 24, 2014, Washington Gas replaced the existing retiree medical, prescription drug and dental benefit plan options for Medicare-eligible retirees age 65 and older with a special tax-free HRA plan effective January 1, 2015. With the introduction of the new plan, participating retirees and dependents will receive an annual subsidy to help purchase supplemental medical, prescription drug and dental coverage in the marketplace. As part of the new HRA plan, participants who enroll in a Medicare Part D prescription drug plan and meet the threshold for Medicare catastrophic prescription drug coverage will be eligible for an additional reimbursement of their out-of-

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

pocket prescription drug costs in excess of the threshold. Retirees and dependents under age 65 will still be covered under the existing Washington Gas Light Company Retiree Medical Plan until they become eligible for Medicare at age 65 and can obtain coverage through the new HRA plan. Washington Gas accounts for these benefits under the provisions of ASC 715, Compensation-Retirement Benefits.
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
Almost all costs associated with Washington Gas’ defined benefit post-retirement plans have historically been, and are expected to be, recovered through Washington Gas’ rates. Therefore, in accordance with ASC Topic 980 and ASC Topic 715, Washington Gas established a regulatory asset/liability for the substantial majority of the unrecognized costs/income associated with its defined benefit post-retirement plans. To the extent these amounts will not be recovered through Washington Gas’ rates, they are recorded directly to “Accumulated other comprehensive loss, net of taxes.”

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Obligations and Assets
Washington Gas uses a measurement date of September 30 for its pension, and retiree healthcare and life insurance benefit plans. The following table provides certain information about Washington Gas’ post-retirement benefits:

Post-Retirement Benefits
			Health and Life
(In millions)	Pension Benefits(a)		Benefits
Year Ended September 30,	2016	2015	2016	2015
Change in projected benefit obligation(b)
Benefit obligation at beginning of year	$947.5	$917.1	$299.9	$343.2
Service cost	14.2	15.5	4.6	7.1
Interest cost	41.3	39.1	13.1	14.7
Change in plan benefits	0.5	0.6	—	(26.1)
Actuarial loss (gain)	110.5	19.2	19.5	(23.7)
Retiree contributions	—	—	2.3	2.0
Employer group waiver plan rebates	—	—	1.2	2.4
Benefits paid	(44.7)	(44.0)	(16.3)	(19.7)
Projected benefit obligation at end of year(b)	$1,069.3	$947.5	$324.3	$299.9
Change in plan assets
Fair value of plan assets at beginning of year	$780.2	$804.7	$438.5	$439.6
Actual return on plan assets	115.0	19.9	65.1	(0.3)
Company contributions	1.8	1.8	14.9	16.0
Retiree contributions and employer group waiver plan rebates	—	—	3.5	3.6
Expenses	(2.3)	(2.2)	(0.7)	(0.7)
Benefits paid	(44.7)	(44.0)	(16.3)	(19.7)
Fair value of plan assets at end of year	$850.0	$780.2	$505.0	$438.5
Funded status at end of year	$(219.3)	$(167.3)	$180.7	$138.6
Total amounts recognized on balance sheet
Non-current asset	$—	$—	$180.7	$138.6
Current liability	(6.3)	(4.8)	—	—
Non-current liability	(213.0)	(162.5)	—	—
Total recognized	$(219.3)	$(167.3)	$180.7	$138.6
(a)The DB SERP and DB Restoration, included in pension benefits in the table above, have no assets.
(b)For the Health and Life Benefits, the change in projected benefit obligation represents the accumulated benefit obligation.
The following table provides the projected benefit obligation (PBO) and accumulated benefit (ABO) for the qualified pension plan, DB SERP and DB Restoration at September 30, 2016 and 2015.

Projected and accumulated benefit obligation
(In millions)	Qualified Pension Plan		DB SERP		DB Restoration
September 30,	2016	2015	2016	2015	2016	2015
Projected benefit obligation	$1,005.0	$892.2	$60.4	$53.0	$3.9	$2.3
Accumulated benefit obligation	$922.3	$822.8	$56.5	$48.7	$2.3	$1.2

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

AMOUNTS RECOGNIZED IN REGULATORY ASSETS/LIABILITIES AND ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table provides amounts recorded to regulatory assets, regulatory liabilities and accumulated other comprehensive loss/(income) at September 30, 2016 and 2015:

Unrecognized Costs/Income Recorded on the Balance Sheet
(In millions)	Pension Benefits		Health and Life Benefits
September 30,	2016	2015	2016	2015
Actuarial net loss	$211.9	$190.1	$18.1	$43.8
Prior service cost (credit)	1.5	1.5	(142.5)	(160.2)
Total	$213.4	$191.6	$(124.4)	$(116.4)
Regulatory asset (liability)(a)	$193.4	$173.9	$(118.0)	$(110.5)
Pre-tax accumulated other comprehensive loss (gain)(b)	20.0	17.7	(6.4)	(5.9)
Total	$213.4	$191.6	$(124.4)	$(116.4)
(a) The regulatory liability recorded on our balance sheets at September 30, 2016 and 2015 is net of a deferred income tax benefit of $4.1 million and $6.1 million, respectively.
(b)The total amount of accumulated other comprehensive loss recorded on our balance sheets at September 30, 2016 and 2015 is net of an income tax benefit of $5.8 million and $5.1 million, respectively.

The following table provides amounts that are included in regulatory assets/liabilities and accumulated other comprehensive loss associated with our unrecognized pension and other post-retirement benefit costs that were recognized as components of net periodic benefit cost during fiscal year 2016.

Amounts Recognized During Fiscal Year 2016
	Regulatory assets/liabilities		Accumulated other comprehensive loss
(In millions)	Pension Benefits	Health and Life Benefits	Pension Benefits	Health and Life Benefits
Actuarial net loss (income)	$15.3	$1.2	$1.5	$0.1
Prior service cost (credit)	0.2	(16.8)	0.1	(0.9)
Total	$15.5	$(15.6)	$1.6	$(0.8)
The following table provides amounts that are included in regulatory assets/liabilities and accumulated other comprehensive loss associated with our unrecognized pension and other post-retirement benefit costs that are expected to be recognized as components of net periodic benefit cost during fiscal year 2017.

Amounts to be Recognized During Fiscal Year 2017
	Regulatory assets/liabilities		Accumulated other comprehensive loss
(In millions)	Pension Benefits	Health and Life Benefits	Pension Benefits	Health and Life Benefits
Actuarial net loss	$19.9	$0.7	$2.1	$—
Prior service cost (credit)	0.2	(16.7)	0.1	(0.9)
Total	$20.1	$(16.0)	$2.2	$(0.9)
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

Net Periodic Benefit Cost
The components of the net periodic benefit costs (income) for fiscal years ended September 30, 2016, 2015 and 2014 related to pension and other post-retirement benefits were as follows:

Components of Net Periodic Benefit Costs (Income)
(In millions)	Pension Benefits			Health and Life Benefits
Year Ended September 30,	2016	2015	2014	2016	2015	2014
Service cost	$14.2	$15.5	$14.0	$4.6	$7.1	$7.6
Interest cost	41.3	39.1	40.4	13.1	14.7	18.7
Expected return on plan assets	(40.9)	(44.6)	(41.0)	(20.4)	(20.8)	(19.3)
Recognized prior service cost (credit)	0.3	0.3	0.3	(17.7)	(15.3)	(9.6)
Recognized actuarial loss	16.9	18.7	16.8	1.2	4.4	5.0
Net periodic benefit cost	31.8	29.0	30.5	(19.2)	(9.9)	2.4
Amount allocated to construction projects	(5.6)	(4.6)	(4.3)	4.1	1.9	(0.4)
Amount deferred as regulatory asset (liability)-net	7.1	7.1	7.0	(0.2)	(0.2)	(2.3)
Amount charged (credited) to expense	$33.3	$31.5	$33.2	$(15.3)	$(8.2)	$(0.3)
Amounts included in the line item “Amount deferred as regulatory asset/liability-net,” as shown in the table above, represent the amortization of previously unrecovered costs of the applicable pension benefits or the health and life benefits as approved in the District of Columbia. These balances are being amortized over a five year period.
ASSUMPTIONS
The weighted average assumptions used to determine net periodic benefit obligations and net periodic benefit costs were as follows:

Benefit Obligations Assumptions

	Pension Benefits		Health and Life Benefits
September 30,	2016	2015	2016	2015
Discount rate(a)	3.40%-3.70%	4.10%-4.50%	3.70%	4.50%
Rate of compensation increase	3.50%-4.10%	3.50%-4.10%	4.10%	4.10%

(a)The decrease in the discount rate in fiscal year 2016 compared to prior years primarily reflects the decrease in long-term interest rates.

Net Periodic Benefit Cost Assumptions

	Pension Benefits			Health and Life Benefits
Years Ended September 30,	2016	2015	2014	2016	2015	2014
Discount rate(a)	4.10%-4.50%	4.00%-4.40%	4.50%-5.00%	4.50%	4.40%	4.60%-5.10%
Expected long-term return on plan assets(b)	6.00%	6.75%	6.50%	5.75%	6.25%	6.25%
Rate of compensation increase(c)	3.50%-4.10%	3.50%-4.10%	3.85%-5.15%	4.10%	4.10%	3.85%
(a) The changes in the discount rates over the last three fiscal years primarily reflect the changes in long-term interest rates.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

(b) For health and life benefits, the expected returns for certain funds may be lower due to certain portions of income that are subject to an assumed income tax rate of 45.3%.
(c) The changes in the rate of compensation reflects the best estimates of actual future compensation levels including consideration of general price levels, productivity, seniority, promotion, and other factors such as inflation rates.
Discount Rate
Washington Gas determine the discount rate based on a portfolio of high quality fixed-income investments (AA- as assigned by Standard & Poor’s or Aa3 as assigned by Moody’s or better) whose cash flows would cover our expected benefit payments.
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
Mortality Assumptions

In fiscal year 2015 Washington Gas adopted new mortality assumptions for its pension and other post-retirement benefit obligations, which reflect increased life expectancies in the U.S. The adoption of new mortality assumptions increased the projected benefit obligations for Washington Gas' pension and other post-retirement benefit by $46.8 million and $15.3 million, respectively. At September 30, 2016 there was no change to the mortality assumptions.
Healthcare cost trend
Washington Gas assumed the healthcare cost trend rates related to the accumulated post-retirement benefit obligation as of September 30, 2016, for non-Medicare eligible retirees, to be 6.3% for fiscal year 2017. Washington Gas expects the trend rate to decrease to 3.2% in fiscal year 2018 and 2.2% in fiscal year 2019, and remain at that level thereafter. The healthcare cost trend rate used to measure the accumulated post-retirement benefit obligation for non-Medicare eligible retirees as of September 30, 2015 was 6.7% for fiscal year 2016. This rate was expected to decrease to 6.3% in fiscal year 2017, 3.2% in fiscal year 2018 and to 2.2% in fiscal year 2019, and remain at that level thereafter.

Healthcare Trend
(In millions)	One Percentage-Point Increase	One Percentage-Point Decrease
Increase (decrease) total service and interest cost components	$0.6	$(0.5)
Increase (decrease) post-retirement benefit obligation	$5.9	$(5.3)
For Medicare eligible retirees age 65 and older that will receive a subsidy each year as a benefit from the HRA plan, Washington Gas assumed no increase to the annual subsidy in fiscal years 2016 and 2017 and a 3.0% increase thereafter in order to approximate possible future increases to the stipend. While the plan terms do not guarantee increases to the stipend, Washington Gas intends to review the stipend annually.
INVESTMENT POLICIES AND STRATEGIES
The investment objective of the qualified pension, healthcare, and life insurance benefit plans (“Plan” or “Plans”) is to allocate each Plan’s assets to appropriate investment asset classes (asset categories) so that the benefit obligations of each Plan are adequately funded, consistent with appropriate risk tolerance guidelines for the Plans’ and Washington Gas’ tolerance for risk. Washington Gas' portion of retired employee healthcare and life insurance benefits obligation is funded through two trusts: (i) the Washington Gas Light Company Post-retirement Benefit Master Trust for Retired Previously Union-Eligible Employees ("union-eligible trust") and (ii) the Washington Gas Light Company Post-retirement Benefit Master Trust for Retired Management Employees ("management trust").

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

In order to best achieve the investment objectives for each Plan, strategic allocation targets and ranges are established that control exposure to selected investment asset classes. Target qualified pension plan trust asset allocations are 32.5% U.S. Large-Cap Equities, 4.5% U.S. Small/Mid-Cap Equities, 8% International Equities, 5% Real Estate and 50% Fixed Income. Target asset allocations are 50% U.S. Large-Cap Equities and 50% Fixed Income for the union-eligible trust. Target asset allocations are 60% U.S. Large-Cap Equities and 40% Fixed Income for the management trust. Actual asset balances are reviewed monthly and are allowed to range within plus or minus 5% or less of the target allocations. Assets are generally rebalanced to target allocations before actual amounts fall below or rise above the allowable ranges.
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
Investment vehicles used to manage qualified pension plan trust and management trust assets include commingled funds and separately managed portfolios. A publicly offerable mutual fund is also employed to manage a portion of qualified pension plan trust assets. Commingled funds are used in the management of union-eligible trust assets.

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
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

The following tables present the fair value of the pension plan assets and health and life insurance plan assets by asset category as of September 30, 2016 and 2015:

Pension Plan Assets
					% of
($ In millions)	Level 1	Level 2	Level 3	Total	Total
At September 30, 2016
Cash and cash equivalents	$0.3	$—	$—	$0.3	—%
Equity securities
U.S. Small Cap	36.5	—	—	36.5	4.3
Preferred Securities	—	1.1	—	1.1	0.1
Fixed income securities
U.S. Treasuries	—	135.4	—	135.4	15.9
U.S. Corporate Debt	—	200.6	—	200.6	23.6
U.S. Agency Obligations and Government Sponsored Entities	—	18.2	—	18.2	2.1
Asset-Backed Securities	—	1.5	—	1.5	0.3
Municipalities	—	13.7	—	13.7	1.6
Non-U.S. Corporate Debt	—	45.5	—	45.5	5.4
Other(a)	—	6.8	—	6.8	0.8
Mutual Funds(b)	34.0	—	—	34.0	4.0
Commingled Funds and Pooled Separate Accounts(c)	—	302.3	22.4	324.7	38.2
Private Equity/Limited Partnerships(d)	—	31.8	—	31.8	3.7
Derivatives(e)	—	1.2	—	1.2	0.2
Total fair value of plan investments	$70.8	$758.1	$22.4	$851.3	100.2%
Net payable(f)				(1.3)	(0.2)
Total plan assets at fair value				$850.0	100.0%

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Pension Plan Assets
					% of
($ In millions)	Level 1	Level 2	Level 3	Total	Total
At September 30, 2015
Cash and cash equivalents	$0.8	$—	$—	$0.8	0.1%
Equity securities
U.S. Small Cap	28.7	—	—	28.7	3.7
Preferred Securities	—	0.1	—	0.1	—
Fixed income securities
U.S. Treasuries	—	101.3	—	101.3	13.0
U.S. Corporate Debt	—	204.6	—	204.6	26.2
U.S. Agency Obligations and Government Sponsored Entities	—	23.9	—	23.9	3.1
Asset-Backed Securities and Collateralized Mortgage Obligations	—	1.7	—	1.7	0.2
Municipalities	—	14.0	—	14.0	1.8
Non-U.S. Corporate Debt	—	37.1	—	37.1	4.8
Repurchase Agreements(g)	—	5.3	—	5.3	0.7
Other(a)	—	4.7	—	4.7	0.6
Mutual Funds(b)	—	29.3	—	29.3	3.7
Commingled Funds and Pooled Separate Accounts(c)	—	274.8	27.7	302.5	38.7
Private Equity/Limited Partnerships(d)	—	28.0	—	28.0	3.6
Derivatives(e)	—	(0.1)	—	(0.1)	—
Total fair value of plan investments	$29.5	$724.7	$27.7	$781.9	100.2%
Net payable(f)				(1.7)	(0.2)
Total plan assets at fair value				$780.2	100.0%

(a) This category primarily includes non-U.S. government bonds as of September 30, 2016 and Yankee bonds and non-U.S. government bonds as of September 30, 2015.
(b) At September 30, 2016 and September 30, 2015 the investment in a mutual fund consisted primarily of common stock of non-U.S. based companies.
(c) At September 30, 2016, investments in commingled funds and a pooled separate account consisted primarily of 85% common stock of large-cap U.S companies; 14% income producing properties located in the United States; and 1% short-term money market investments. As of September 30, 2015, investments in commingled funds and a pooled separate accounts consisted primarily of 80% common stock of large-cap U.S companies; 18% income producing properties located in the United States; and 2% short-term money market investments.
(d)At September 30, 2016 and 2015, an investments in a private equity/limited partnership consisted of common stock of international companies.
(e) At September 30, 2016 and 2015, this category included a combination of long-term U.S. Treasury interest rate future contracts, currency forwards, a currency option interest rate swaps, and put and call options on both interest rate swaps and credit default swap index products.
(f) At September 30, 2016 and September 30, 2015 this net payable primarily represents pending trades for investments purchased net of pending trades for investments sold and interest receivable.
(g) This category includes Treasury Bills with a pre-commitment from the counterparty to repurchase the same securities on the next business day at an agreed-upon price.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Healthcare and Life Insurance Plan Assets
					% of
($ In millions)	Level 1	Level 2	Level 3	Total	Total
At September 30, 2016
Cash and Cash Equivalents	$2.2	$—	$—	$2.2	0.4%
Fixed Income Securities
U.S Agency Obligations	—	1.7	—	1.7	0.3
U.S. Treasuries	—	33.3	—	33.3	6.6
U.S. Corporate Debt	—	38.2	—	38.2	7.6
Municipalities	—	4.1	—	4.1	0.8
Non-U.S. Corporate Debt	—	6.4	—	6.4	1.3
Other(a)	—	2.8	—	2.8	0.6
Commingled Funds(b)	—	415.6	—	415.6	82.3
Total fair value of plan investments	$2.2	$502.1	$—	$504.3	99.9%
Net receivable(d)				0.7	0.1
Total plan assets at fair value				$505.0	100.0%

At September 30, 2015
Cash and Cash Equivalents	$—	$—	$—	$—	—%
Mutual Funds(c)	1.9	—	—	1.9	0.4
Fixed Income Securities
U.S Agency Obligations	—	1.8	—	1.8	0.4
U.S. Treasuries	—	27.7	—	27.7	6.3
U.S. Corporate Debt	—	33.5	—	33.5	7.7
Municipalities	—	4.0	—	4.0	0.9
Non-U.S. Corporate Debt	—	4.9	—	4.9	1.1
Other(a)	—	4.3	—	4.3	1.0
Commingled Funds(b)	—	359.7	—	359.7	82.0
Total fair value of plan investments	$1.9	$435.9	$—	$437.8	99.8%
Net receivable(d)				0.7	0.2
Total plan assets at fair value				$438.5	100.0%
(a) At September 30, 2016, this category consisted primarily of non-U.S government bonds. At September 30, 2015, this category consisted primarily of non-U.S. government bonds and Yankee bonds.
(b)At September 30, 2016, investments held by commingled funds in which the plan invests consisted primarily of 68% of common stock of large-cap U.S. companies, 12% of U.S. Government fixed income securities and 20% of corporate bonds. At September 30, 2015, investments held by commingled funds in which the plan invests consisted primarily of 68% of common stock of large-cap U.S. companies,16% of U.S. Government fixed income securities and 16% of corporate bonds.
(c) At September 30, 2015, investment in mutual funds consisted of a short-term money market fund valued at $1.00 per share.
(d) At September 30, 2016 and September 30, 2015 this net receivable primarily represents pending trades for investments sole and interest receivable net of pending trades for investments purchased.
Valuation Methods
Equity securities are traded on a securities exchange and are valued at the closing quoted market price as of the balance sheet date.
Mutual funds are valued at the quoted net asset value (NAV) per share, which is computed as of the close of business on the balance sheet date. Mutual funds with a publicly quoted NAV per share are classified as Level 1; mutual funds with a NAV

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

per share that is not made publicly available are classified as Level 2. A pooled separate account which has redemption restrictions is classified as Level 3.
Commingled funds and pooled separate accounts are valued at the quoted NAV per unit, computed as of the close of business on the balance sheet date.
The Private Equity/Limited Partnership funds is valued at the quoted NAV, which is computed monthly and allocated based on ownership interest in partners’ capital.
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
The following table summarizes the changes in the fair value of the Level 3 assets for the fiscal years ended 2016 and 2015:

(In millions)
Years Ended September 30,	2016	2015
Balance, beginning of year	$27.7	$23.8
Actual return on plan assets:
Assets still held at year end	0.2	3.9
Assets sold during the year	1.9	—
Purchase, sales and settlements	$(7.4)	$—
Balance, end of year	$22.4	$27.7
Benefit Contribution
During fiscal year 2016, Washington Gas did not contribute to its qualified pension but did contribute $1.8 million to its non-funded DB SERP plan. During fiscal year 2017, Washington Gas does not expect to make a contribution to its qualified pension plan and expects to make a payment of $6.3 million to its non-funded DB SERP. During fiscal year 2016, Washington Gas contributed $14.9 million to its health and life insurance benefit plans. Washington Gas expects to make a contribution of $8.3 million to its health and life insurance benefit plans during fiscal year 2017.
Expected Benefit Payments
Expected benefit payments, including benefits attributable to estimated future employee service, which are expected to be paid over the next ten years are as follows:

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Expected Benefit Payments
(In millions)	Pension Benefits	Health and Life Benefits
2017	$51.8	$17.0
2018	52.6	16.5
2019	54.2	16.8
2020	55.3	16.8
2021	58.1	16.8
2022—2026	287.6	84.1
MEDICARE SUBSIDY RECEIPTS / EMPLOYER GROUP WAIVER PLAN
Prior to 2013 Washington Gas sponsored a post-65 retiree prescription drug plan that was at least actuarially equivalent to Medicare (Medicare Part D), and as a result was eligible to receive a federal subsidy under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Effective January 1, 2013 Washington Gas implemented an Employer Group Waiver Plan with a wraparound supplemental plan (“EGWP/wrap”). Accordingly, the Washington Gas retiree medical plan began receiving direct reimbursements and discounts from Medicare and the large pharmaceutical companies. During the year ended September 30, 2015, Washington Gas received $0.8 million in reimbursements related to the EGWP/wrap, respectively. Effective January 1, 2015, Washington Gas ceased to participate in the EGWP/wrap because participants age 65 and older transitioned into the new WGL Retiree HRA Plan, where such participants will receive an annual stipend that could be used to purchase health and prescription drug insurance.
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
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

NOTE 11. STOCK-BASED COMPENSATION

STOCK-BASED COMPENSATION FOR KEY EMPLOYEES
We have stock-based awards outstanding in the form of performance shares and performance units. In March 2016, WGL adopted a shareholder-approved Omnibus Plan (2016 Plan) to replace, on a prospective basis, the Omnibus Incentive Plan (2007 Plan). Stock options, stock appreciation rights, restricted stock, deferred stock as a bonus or awards in lieu of obligations, dividend equivalents, other stock-based awards and cash awards may be granted under the 2016 Plan. The 2016 Plan allows WGL to issue up to 2,197,546 shares of common stock, subject to adjustment as provided by the plan, to persons including officers and key employees, designated by the Human Resources Committee of the Board of Directors. Refer to Note 6—Common Stock—WGL for amounts remaining to be issued under these plans.

In March 2007, WGL adopted a shareholder-approved 2007 Plan to replace, on a prospective basis, its then-existing plan. Stock options, stock appreciation rights, restricted stock, deferred stock and stock as a bonus in lieu of other awards, dividend equivalents, other stock-based awards and cash awards may be granted under the 2007 Plan. The 2007 Plan allowed WGL to issue up to 1,700,000 shares of common stock, subject to adjustment as provided by the plan, to persons including officers and key employees, designated by the Human Resources Committee of the Board of Directors
During the fiscal year ended September 30, 2016, we granted performance shares and performance units under the 2007 Plan. We have not issued stock options under either the 2007 Plan or the 2016 Plan.

For the fiscal years ended September 30, 2016, 2015 and 2014, we recognized stock-based compensation expense of $11.5 million, $15.5 million and $3.4 million, and related income tax benefits of $4.6 million, $6.2 million and $1.3 million, respectively. As of September 30, 2016, total unrecognized compensation expense related to stock-based awards granted was $11.7 million. Performance shares and performance units comprised $5.1 million and $6.6 million of total unrecognized compensation expense, respectively. The total unrecognized compensation expense is expected to be recognized over a weighted average cost period of 1.7 years for performance shares and performance units.
Description of Awards
Performance shares earned pursuant to the terms of the grant are settled in an equivalent number of shares of WGL common stock and, for grants made in fiscal year 2016, dividend equivalents paid in cash. Performance units earned pursuant to terms of the grant are paid in cash and are valued at $1.00 per performance unit. Performance units and performance shares provide for accelerated vesting upon a change in control of WGL under certain circumstances. We generally issue new shares of common stock to provide for redemption of performance shares; however, we may, from time to time, repurchase shares of our common stock on the open market in order to meet these requirements. Performance shares are accounted for as equity awards, and performance units are accounted for as liability awards as they are settled in cash.
During fiscal 2016 the Company granted performance shares and performance units that vest three years from the grant date based on the satisfaction of certain market or performance conditions. For half of the performance shares and half of the performance units granted in fiscal year 2016, the actual award that vests will vary from zero to 200 percent of the target award based on the Company's total shareholder return relative to a selected peer group of companies, which is a market condition under ASC Topic 718. The remaining half of the performance shares granted in fiscal year 2016 vest if our non-GAAP operating earnings per share on a diluted basis exceed dividends paid per share of common stock during the performance period, which is a performance condition under ASC Topic 718. For the remaining half of the performance units granted in fiscal year 2016 the actual award that vests will vary from zero to 200 percent of the target award based on our return on equity ratio achieved during the performance period, which is a performance condition under ASC Topic 718.
Prior to fiscal 2016 the Company granted performance shares and performance units that vest three years from the grant date based on the satisfaction of a market condition. The actual performance shares and performance units that vest will vary from zero to 200 percent of the target award based on the Company's total shareholder return relative to a selected peer group of companies, which is a market condition under ASC Topic 718.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Performance Shares
The following table summarizes information regarding performance share activity during the fiscal year ended September 30, 2016.

Performance Share Activity
	Year Ended September 30, 2016
	Number of Shares(a)	Weighted Average Grant- Date Fair Value
Non-vested and outstanding, beginning of year	304,089	$44.49
Granted	89,328	62.49
Vested	(95,871)	43.29
Cancelled/forfeited	(5,367)	50.63
Non-vested and outstanding, end of year	292,179	$50.28
(a)The number of common shares issued related to 248,394 non-vested performance shares outstanding at year-end may range from zero to 200 percent of this number based on our satisfaction of the market condition for total shareholder return relative to a selected peer group of companies. For 43,785 non-vested performance shares outstanding at year-end, the number of common shares issued may range from zero to 100% of this number based on our satisfaction of the performance condition for non-GAAP diluted earnings per share as compared to dividends paid per share.
The total fair value of the performance shares outstanding at September 30, 2016 for the shares expected to vest in the future was $14.2 million. The total intrinsic value of performance shares vested during the year ended September 30, 2016 was $9.2 million. There were no performance shares vested during the year ended September 30, 2015. The total intrinsic value of performance shares vested during the year ended September 30, 2014 was $2.2 million.
We measure compensation expense related to performance shares based on the fair value of the awards at their date of grant. The grant-date fair value of performance shares that vest based on the satisfaction of a performance condition is the WGL closing stock price on the day prior to the grant date, which was $57.67 for performance shares granted in fiscal 2016. The grant-date fair value of performance shares that vest based on the satisfaction of a market condition is estimated using a Monte Carlo simulation model and the following assumptions:

Fair Value Assumptions
Years Ended September 30,	2016	2015	2014
Expected stock-price volatility(a)	19.10%	18.30%	19.10%
Dividend yield(b)	—	4.18%	3.93%
Weighted average grant-date fair value	$67.30	$44.44	$42.88
(a) Expected stock-price volatility is based on the daily historical volatility of our common shares for the past three fiscal years.
(b) The dividend yield represents our annualized dividend yield on the closing market price of our common stock at the date of the grant. Performance shares granted in fiscal year 2016 accrue dividend equivalents and, therefore, this assumption is not used when determining the grant-date fair value.
We recognize compensation expense related to performance shares over the three-year requisite service period. Compensation expense for performance shares that vest based on the satisfaction of a performance condition is recognized for awards that ultimately vest. Compensation expense for performance shares that vest based on the satisfaction of a market conditions is recognized if the requisite service is rendered, but is not adjusted to reflect the ultimate achievement of the market condition.
Performance Units

The following table summarizes information regarding performance unit activity during the fiscal year ended September 30, 2016.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Performance Unit Activity
Year Ended September 30, 2016
Number of Units(a)
Non-vested and outstanding, beginning of year	12,685,633
Granted	5,152,000
Vested	(3,858,799)
Cancelled/forfeited	(254,116)
Non-vested and outstanding, end of year	13,724,718
(a)The number of performance units vested related to 11,199,395 non-vested performance units outstanding at year-end may range from zero to 200 percent of this number based on our satisfaction of the market condition for total shareholder return relative to a selected peer group of companies. For 2,525,323 non-vested performance units outstanding at year-end, the number of performance units vested may range from zero to 200% of this number based on our satisfaction of the performance condition for the return on equity ratio achieved during the performance period.
The total fair value of performance units outstanding at September 30, 2016 for the units expected to vest in the future was $20.2 million. As of September 30, 2016 and 2015, we recorded a current and deferred liability of $13.6 million and $13.3 million, respectively, related to our performance units. The current liability was recorded in "Accounts payable and other accrued liabilities—other" in the amounts of $6.9 million and $6.4 million at September 30, 2016 and 2015, respectively. The deferred liability was recorded in “Deferred Credits—other” in the amounts of $6.7 million and $6.9 million, at September 30, 2016 and 2015, respectively. During the fiscal year ended September 30, 2016, we paid $6.4 million in cash to settle performance unit awards. During the fiscal year ended September 30, 2015, we did not make any cash payments to settle performance unit awards.

Our performance units are liability awards as they settle in cash; therefore, we measure and record compensation expense for these awards based on their fair value at the end of each period until their vesting date. The percentage of the fair value that is accrued as compensation expense at the end of each period equals the percentage of the requisite service that has been rendered at that date. Consequently, fluctuations in earnings may result, that do not occur under the accounting requirements for our performance shares.

The fair value of each performance unit that vests based on the satisfaction of a performance condition is $1.00. The amount of total compensation cost to be recognized for these performance units is a function of this fair value and the number of awards vested as a result of the performance condition being met and the requisite service provided. The fair value of each performance unit that vests based on the satisfaction of a market condition is estimated using a Monte Carlo simulation model and the following assumptions:

Fair Value Assumptions
	September 30, 2016
	10/1/2015 Grant	10/1/2014 Grant
Expected stock-price volatility(a)	20.80%	20.90%
(a)Expected stock-price volatility is based on the daily historical volatility of our common shares for a period equal to the remaining term of the performance units.

The amount of total compensation cost to be recognized for these performance units is a function of this estimated fair value and the number of awards granted for which the requisite service is provided.
Stock Options
All remaining 5,318 stock options were exercised during fiscal year 2015; therefore, no remaining stock options were outstanding at September 30, 2016 or 2015. We received $0.2 million and $0.7 million from the exercise of stock options during the years ended September 30, 2015 and 2014. The related tax benefits realized for the fiscal years ended September 30, 2015 and 2014 were minimal and $0.1 million, respectively.
STOCK GRANTS TO DIRECTORS

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Non-employee directors receive a portion of their annual retainer fee in the form of common stock through the Directors’ Stock Compensation Plan. Up to 270,000 shares of common stock may be awarded under the plan. Shares granted to directors were approximately 13,000, 15,100 and 17,000 for the fiscal years ended September 30, 2016, 2015 and 2014, respectively. For those years, the weighted average fair value of the stock on the grant dates was $62.99, $54.05, and $40.06, respectively. Shares awarded to the participants; (i) vest immediately and cannot be forfeited; (ii) may be sold or transferred (subject to WGL's stock ownership guidelines) and (iii) have voting and dividend rights. For both fiscal years ended September 30, 2016 and 2015, WGL recognized stock-based compensation expense related to stock grants of $0.8 million, net of related income tax benefits of $0.3 million, respectively. For the year ended September 30, 2014, WGL recognized stock-based compensation expense related to stock grants of $0.7 million, net of related income tax benefits of $0.3 million.
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
At September 30, 2016 and 2015, Washington Gas reported a liability of $8.2 million and $6.6 million, respectively, on an undiscounted basis related to future environmental response costs, which included the estimated costs for four MGP sites. These estimates principally include the minimum liabilities associated with a range of environmental response costs expected to be incurred at the sites identified. At September 30, 2016 and 2015, Washington Gas estimated the maximum liability associated with all of its sites to be approximately $18.6 million and $17.2 million, respectively. The estimates were determined by Washington Gas’ environmental experts, based on experience in remediating MGP sites and advice from legal counsel and environmental consultants. The variation between the recorded and estimated maximum liability primarily results from differences in the number of years that will be required to perform environmental response processes at each site and the extent of remediation that may be required.

Washington Gas received a letter in February 2016 from the District of Columbia and National Park Service regarding the Anacostia River Sediment Project, indicating that the District of Columbia is conducting a remedial investigation and feasibility study of the river to determine if and what cleanup measures may be required and to prepare a natural resource damage assessment. The sediment project draft report identifies one of Washington Gas’ former MGP sites as one of thirteen potential environmental cleanup sites. We are not able to estimate the amount of potential damages or timing associated with the District of Columbia's environmental investigation on the Anacostia River at this time. However, it is likely that Washington Gas will be assessed a portion of the study costs, which the District of Columbia projects to be between $15 million and $20 million. An allocation methodology has not yet been established, and, therefore, Washington Gas’ portion of the study costs is not yet estimable. Washington Gas is currently conducting a separate remedial investigation and feasibility study of potential

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

contamination in the Anacostia River associated with and adjacent to this former MGP site under a 2012 consent decree with the District of Columbia and federal governments.
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
At September 30, 2016 and 2015, Washington Gas reported a regulatory asset of $1.3 million and $1.8 million, respectively, for the portion of environmental response costs that are expected to be recoverable in future rates.
We do not expect that the ultimate impact of these matters will have a material effect on our financial position, cash flows, capital expenditures, earnings or competitive position.
NOTE 13. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES
Minimum future rental payments under operating leases over the next five years and thereafter are as follows:

Minimum Payments Under Operating Leases
(In millions)
2017	$7.5
2018	7.5
2019	3.9
2020	3.7
2021	3.4
Thereafter	27.8
Total	$53.8
Rent expense totaled $8.4 million, $6.0 million and $5.5 million in fiscal years ended September 30, 2016, 2015 and 2014, respectively.
REGULATED UTILITY OPERATIONS
Natural Gas Contracts—Minimum Commitments
At September 30, 2016, Washington Gas had service agreements with four pipeline companies that provide direct service for firm transportation and/or storage services. These agreements, which have expiration dates ranging from fiscal years 2017 to 2034, require Washington Gas to pay fixed charges each month. Additionally, Washington Gas had agreements for other pipeline and peaking services with expiration dates ranging from 2017 to 2027. These agreements were entered into based on current estimates of growth of the Washington Gas system, together with other factors, such as current expectations of the timing and extent of unbundling initiatives in the Washington Gas service territory.
The following table summarizes the minimum contractual payments that Washington Gas will make under its pipeline transportation, storage and peaking contracts, as well as minimum contractual payments to purchase natural gas at prices based on market conditions during the next five fiscal years and thereafter.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Washington Gas Contract Minimums
(In millions)	Pipeline Contracts(a)	Gas Purchase Commitments(b)
2017	$218.8	$467.8
2018	217.8	404.5
2019	232.3	357.7
2020	231.4	359.2
2021	222.7	385.3
Thereafter	1,261.0	3,897.9
Total	$2,384.0	$5,872.4
(a) Represents minimum payments for natural gas transportation, storage and peaking contracts that have expiration dates through fiscal year 2034.
(b) Includes known and reasonably likely commitments to purchase natural gas. Cost estimates are based on forward market prices at September 30, 2016.

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
Silver Spring, Maryland Incident

Washington Gas continues to support the investigation by the NTSB into the August 10, 2016 explosion and fire at an apartment complex on Arliss Street in Silver Spring, Maryland, the cause of which has not been determined.  Additional information will be made available by the NTSB at the appropriate time. On November 2, 2016, two civil actions were filed in the District of Columbia Superior Court against WGL Holdings and Washington Gas (as well as a property management company that is not affiliated with WGL Holdings or Washington Gas), by residents of the apartment complex. In one lawsuit, twenty-nine plaintiffs seek unspecified damages for, among others, wrongful death and personal injury. The other action is a class action suit seeking total damages stated to be less than $5 million for, among others, property damage and various counts relating to the loss of the use of the premises. Both actions allege causes of action for negligence, product liability, and declaratory relief. We also understand from press reports that additional civil actions relating to this incident have been filed on behalf of individual residents of the apartment complex, but we have yet to be served for any such additional actions. We maintain excess liability insurance coverage from highly-rated insurers, subject to a nominal self-insured retention. We believe that this coverage will be sufficient to cover any significant liability to it that may result from this incident. Management is unable to determine a range of potential losses that are reasonably possible of occurring and therefore we have not recorded a reserve associated with this incident. Washington Gas was invited by the NTSB to be a party to the investigation and in that capacity continues to work closely with the NTSB to help determine the cause of this incident.

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
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Investigation into Washington Gas’ Cash Reimbursement to Competitive Service Providers (CSPs). On August 5, 2014, the Office of the People’s Counsel’s (OPC) of DC filed a complaint with the PSC of DC requesting that the Commission open an investigation into Washington Gas’ payments to CSPs to cash-out over-deliveries of natural gas supplies during the 2008-2009 winter heating season. OPC asserted that Washington Gas made excess payments in the amount of $2.4 million to CSPs. On December 19, 2014, the PSC of DC granted the OPC of DC’s request and opened a formal investigation. On October 27, 2015, the PSC of DC issued an order finding that Washington Gas, in performing the cash-out, had violated D.C. Code 34-1101’s requirement that no service shall be provided without Commission approval. The PSC of DC directed Washington Gas to provide calculations showing what the impact would have been had Washington Gas made volumetric adjustments to CSP deliveries as of April 2009, which Washington Gas calculates would result in a refund of approximately $2.4 million, which was recognized by WGL in fiscal year 2015. On February 3, 2016, the PSC of DC issued an order denying OPC’s application for reconsideration and granting in part, and denying in part, Washington Gas’ application for reconsideration. Washington Gas and OPC filed initial briefs on February 18, 2016, and reply briefs on February 29, 2016, on the issue of whether there is a more reasonable way to reconcile the over-deliveries by CSPs such as through volumetric adjustments or through cash payments. On August 11, 2016, The DC Commission issued an order requiring Washington Gas to refund approximately $2.4 million through the Actual Cost Adjustment ("ACA"). On August 26, 2016, Washington Gas filed its plan for implementing the $2.4 million refund within a 12-month period. The PSC of DC issued an Order on October 7, 2016, clarifying Washington Gas' refunding and reporting requirements.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

NON-UTILITY OPERATIONS
WGL Energy Services enters into contracts to purchase natural gas and electricity designed to match the duration of its sales commitments, and to secure a margin on estimated sales over the terms of existing sales contracts. WGL Midstream enters into contracts to acquire, invest in, manage and optimize natural gas storage and transportation assets. Gas purchase commitments increased during fiscal year 2016 due to purchase commitments related to investment pipeline infrastructure and long-term sales agreements.
The following table summarizes the minimum commitments and contractual obligations of WGL Energy Services and WGL Midstream for the next five fiscal years and thereafter.

Contract Minimums
	WGL Energy Services			WGL Midstream
(In millions)	Gas Purchase Commitments(a)	Pipeline Contracts(b)	Electric Purchase Commitments(c)	Gas Purchase Commitments(d)	Pipeline Contracts(b)	Total
2017	$148.8	$3.2	$413.1	$464.5	$25.0	$1,054.6
2018	40.1	1.5	179.6	1,077.6	19.5	1,318.3
2019	16.7	0.8	78.2	1,512.2	63.1	1,671.0
2020	7.5	0.5	30.2	1,641.2	66.7	1,746.1
2021	0.4	0.4	1.7	1,622.4	65.5	1,690.4
Thereafter	—	0.8	0.9	27,780.0	972.0	28,753.7
Total	$213.5	$7.2	$703.7	$34,097.9	$1,211.8	$36,234.1
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
(d) Includes known and reasonably likely commitments to purchase natural gas. Cost estimates are based on forward market prices as of September 30, 2016. Certain of our gas purchase agreements have optionality, which may cause increases in these commitments.

Financial Guarantees
WGL has guaranteed payments primarily for certain commitments on behalf of certain subsidiaries. At September 30, 2016, these guarantees totaled $30.7 million, $212.6 million, $31.9 million and $321.1 million for Washington Gas, WGL Energy Services, WGL Energy Systems and WGL Midstream, respectively. At September 30, 2016, WGL also had guarantees on behalf of other subsidiaries totaling $2.0 million. The amount of such guarantees is periodically adjusted to reflect changes in the level of WGL's financial exposure related to these commitments. For all of our financial guarantees, WGL may cancel any or all future obligations upon written notice to the counterparty, but WGL would continue to be responsible for the obligations created under the guarantees prior to the effective date of the cancellation. WGL has also guaranteed payments for certain of our external partners. At September 30, 2016, these guarantees totaled $18.9 million and the fair value of these guarantees was insignificant.
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
On November 16, 2015, due to significant changes to natural gas markets in and around the delivery point specified in the contracts, we provided notice to Antero invoking the provision requiring the negotiation of a new contractual index price. To date, negotiations have been unsuccessful and we are currently involved in arbitration proceedings to resolve this pricing

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

dispute. Our Consolidated Financial Statements do not reflect the favorable effects of a change in the contractual index price. For the year ended September 30, 2016, WGL Midstream has incurred approximately $15.2 million in losses associated with Antero’s use of the disputed index price.
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
Asset Optimization. Washington Gas optimizes the value of its long-term natural gas transportation and storage capacity resources during periods when these resources are not being used to physically serve utility customers. Specifically, Washington Gas utilizes its transportation capacity assets to benefit from favorable natural gas prices between different geographic locations and utilizes its storage capacity assets to benefit from favorable natural gas prices between different time periods. As part of this asset optimization program, Washington Gas enters into physical and financial derivative transactions in the form of forward, futures and option contracts with the primary objective of securing operating margins that Washington Gas will ultimately realize. The derivative transactions entered into under this program are subject to mark-to-market accounting treatment under ASC 820.
Regulatory sharing mechanisms provide for the annual realized profit from these transactions to be shared between Washington Gas' shareholders and customers; therefore, changes in fair value are recorded through earnings, or as regulatory assets or liabilities to the extent that it is probable that realized gains and losses associated with these derivative transactions will be included in the rates charged to customers when they are realized. Unrealized gains and losses recorded to earnings may cause significant period-to-period volatility; this volatility does not change the operating margins that Washington Gas expects to ultimately realize from these transactions through the use of its storage and transportation capacity resources.
All physically and financially settled contracts under our asset optimization program are reported on a net basis in the statements of income in “Utility cost of gas.” Total net margins recorded to “Utility cost of gas” after sharing and management fees associated with all asset optimization transactions for the fiscal year ended September 30, 2016 was a net gain of $43.8 million including an unrealized gain of $12.0 million. During the fiscal year ended September 30, 2015 we recorded a net gain of $27.9 million including an unrealized loss of $6.3 million. During the fiscal year ended September 30, 2014 we recorded a net loss of $35.4 million including an unrealized loss of $66.2 million.
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
In May 2016, Washington Gas entered into a forward starting interest rate swap, with a notional amount of $125.0 million related to the expected issuance of 30-year debt in late 2016. The change in the fair value of the interest rate swap was reported as a regulatory asset. In September 2016, this forward starting interest rate swap agreement was terminated.
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
At September 30, 2016, WGL had $250 million of forward starting interest rate swaps, which hedge the variability in future interest payments associated with WGL's expected issuance of 30-year debt in January 2018. WGL designated these interest rate swaps as cash flow hedges. The effective portion of changes in fair value is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of these derivatives will be recognized directly through earnings as interest expense.  There has been no ineffectiveness recorded to income associated with these hedges.
WGL had also elected cash flow hedge accounting for interest rate swaps, that settled with the issuance of the related debt issuance in the first quarter of fiscal 2015. The effective portion of the gains and losses on the hedge were recorded within other comprehensive income (loss) and are amortized over the life of the debt (through 2044). The amortization was minimal for the fiscal years ended September 30, 2016 and 2015.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Consolidated Operations
Reflected in the tables below is information for WGL as well as Washington Gas. The information for WGL includes derivative instruments for both utility and non-utility operations.

At September 30, 2016 and 2015, respectively, the absolute notional amounts of our derivatives are as follows:

Absolute Notional Amounts
of Open Positions on Derivative Instruments
Derivative transactions	WGL Holdings	Washington Gas
September 30, 2016	Notional Amounts
Natural Gas (In millions of therms)
Asset optimization & trading	21,084.5	12,725.0
Retail sales	50.2	—
Other risk-management activities	1,789.0	1,309.0
Electricity (In millions of kWhs)
Retail sales	4,377.5	—
Other risk-management activities(a)	21,070.4	—
Interest Rate Swaps (In millions of dollars)	$250.0	$—
September 30, 2015
Natural Gas (In millions of therms)
Asset optimization & trading	20,829.2	13,316.7
Retail sales	52.2	—
Other risk-management activities	1,811.7	1,381.8
Electricity (In millions of kWhs)
Retail sales	4,292.7	—
Other risk-management activities(a)	19,965.7	—
Interest Rate Swaps (In millions of dollars)	$125.0	$—
 (a) Comprised primarily of financial swaps, financial transmission rights and physical forward purchases.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

The following tables present the balance sheet classification for all derivative instruments as of September 30, 2016 and 2015.

WGL Holdings, Inc. Balance Sheet Classification of Derivative Instruments
(In millions)	Derivative Instruments Not Designated as Hedging Instruments		Derivative Instruments Designated as Hedging Instruments
As of September 30, 2016	Gross Derivative Assets	Gross Derivative Liabilities	Gross Derivative Assets	Gross Derivative Liabilities	Netting of Collateral	Total(a)
Current Assets—Derivatives	$24.0	$(5.5)	$—	$—	$—	$18.5
Deferred Charges and Other Assets—Derivatives	55.6	(0.6)	—	—	—	55.0
Current Liabilities—Derivatives	18.3	(113.2)	—	—	12.6	(82.3)
Deferred Credits—Derivatives	6.4	(279.3)	0.2	(43.1)	11.6	(304.2)
Total	$104.3	$(398.6)	$0.2	$(43.1)	$24.2	$(313.0)
As of September 30, 2015
Current Assets—Derivatives	$29.7	$(6.8)	$—	$—	$—	$22.9
Deferred Charges and Other Assets—Derivatives	32.3	(0.2)	—	—	—	32.1
Current Liabilities—Derivatives	9.8	(76.2)	—	—	2.9	(63.5)
Deferred Credits—Derivatives	2.7	(328.9)	—	(3.4)	7.3	(322.3)
Total	$74.5	$(412.1)	$—	$(3.4)	$10.2	$(330.8)

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Washington Gas Light Company Balance Sheet Classification of Derivative Instruments(b)
(In millions)
As of September 30, 2016	Gross Derivative Assets	Gross Derivative Liabilities	Netting of Collateral	Total(a)
Current Assets—Derivatives	$11.7	$(4.4)	$—	$7.3
Deferred Charges and Other Assets—Derivatives	26.2	(0.6)	—	25.6
Current Liabilities—Derivatives	1.9	(60.2)	—	(58.3)
Deferred Credits—Derivatives	—	(232.0)	—	(232.0)
Total	$39.8	$(297.2)	$—	$(257.4)
As of September 30, 2015
Current Assets—Derivatives	$5.2	$(0.6)	$—	$4.6
Deferred Charges and Other Assets—Derivatives	13.3	(0.1)	—	13.2
Current Liabilities—Derivatives	1.9	(35.8)	—	(33.9)
Deferred Credits—Derivatives	—	(269.7)	—	(269.7)
Total	$20.4	$(306.2)	$—	$(285.8)
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
(b) Washington Gas did not have any derivative instruments outstanding that were designated as hedging instruments at September 30, 2016 or 2015.

The following tables present all gains and losses associated with derivative instruments for the years ended September 30, 2016, 2015 and 2014.

Gains and Losses on Derivative Instruments
(In millions)	WGL Holdings, Inc.			Washington Gas
Fiscal Year Ended September 30,	2016	2015	2014	2016	2015	2014
Recorded to income
Operating revenues—non-utility	$5.8	$71.3	$(47.9)	$—	$—	$—
Utility cost of gas	12.1	(14.5)	(87.3)	12.1	(14.5)	(87.3)
Non-utility cost of energy-related sales	33.5	(43.7)	36.2	—	—	—
Other income-net	—	—	(1.1)	—	—	—
Interest expense	(0.2)	(0.6)	(0.2)	—	—	—
Recorded to regulatory assets
Gas costs	13.9	(18.4)	(143.3)	13.9	(18.4)	(143.3)
Other (a)	(7.3)	—	0.2	(7.3)	—	0.2
Recorded to other comprehensive income(b)	(39.3)	(11.3)	(1.5)	—	—	—
Total	$18.5	$(17.2)	$(244.9)	$18.7	$(32.9)	$(230.4)
(a) Represents the settlement of Washington Gas' forward starting interest rate swap in September 2016.
(b) Represents the effective portion of our cash flow hedges.
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

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

The table below presents collateral positions at September 30, 2016 and 2015, respectively.

Collateral Not Offset Against Derivative Assets and Liabilities (In millions)
September 30, 2016	Collateral deposits posted with counterparties	Cash collateral held representing an obligation
Washington Gas	$4.3	$0.1
WGL Energy Services	9.1	—
WGL Midstream	18.5	5.4
September 30, 2015
Washington Gas	$3.5	$3.8
WGL Energy Services	12.4	—
WGL Midstream	3.5	0.4
Any collateral posted that is not offset against derivative assets and liabilities is included in “Other prepayments” in the accompanying balance sheets. Collateral received and not offset against derivative assets and liabilities is included in “Customer deposits and advance payments” in the accompanying balance sheets.
Certain derivative instruments of WGL, Washington Gas, WGL Energy Services and WGL Midstream contain contract provisions that require collateral to be posted if the credit rating of Washington Gas or WGL falls below certain levels or if counterparty exposure to WGL, Washington Gas, WGL Energy Services or WGL Midstream exceeds a certain level. Due to counterparty exposure levels, at September 30, 2016, WGL Energy Services posted $5.5 million of collateral related to its derivative liabilities that contained credit-related contingent features. At September 30, 2015, WGL Energy Services posted $10.3 million of collateral related to these aforementioned derivative liabilities. At September 30, 2016, WGL was required to post $6.5 million of collateral related to a derivative liability that contained a credit-related contingent feature. At September 30, 2015, WGL was not required to post any collateral related to its derivative liabilities that contained credit-related contingent features. At both September 30, 2016 and 2015, Washington Gas and WGL Midstream were not required to post any collateral related to their respective derivative liabilities that contained credit-related contingent features. The following table shows the aggregate fair value of all derivative instruments with credit-related contingent features that are in a liability position, as well as the maximum amount of collateral that would be required if the most intrusive credit-risk-related contingent features underlying these agreements were triggered on September 30, 2016 and 2015, respectively.

Potential Collateral Requirements for Derivative Liabilities with Credit-Risk-Contingent Features
(In millions)	WGL Holdings, Inc.	Washington Gas
September 30, 2016
Derivative liabilities with credit-risk-contingent features	$53.9	$11.3
Maximum potential collateral requirements	41.4	11.3
September 30, 2015
Derivative liabilities with credit-risk-contingent features	$61.7	$18.9
Maximum potential collateral requirements	54.6	18.8
We do not enter into derivative contracts for speculative purposes.
Concentration of Credit Risk
We are exposed to credit risk from derivative instruments with wholesale counterparties, which is represented by the fair value of these instruments at the reporting date. We actively monitor and work to minimize counterparty concentration risk through various practices. At September 30, 2016, two counterparties each represented over 10% of Washington Gas’ credit exposure to wholesale derivative counterparties for a total credit risk of $36.6 million; three counterparties each represented over 10% of WGL Energy Services’ credit exposure to wholesale derivative counterparties for a total credit risk of $1.0 million; and one counterparty represented over 10% of WGL Midstream’s credit exposure to wholesale counterparties for a total credit risk of $26.9 million.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

WEATHER-RELATED INSTRUMENTS
WGL Energy Services utilizes weather-related instruments for managing the financial effects of weather risks. These instruments cover a portion of WGL Energy Services’ estimated revenue or energy-related cost exposure to variations in heating or cooling degree days. These contracts provide for payment to WGL Energy Services of a fixed-dollar amount for every degree day over or under specific levels during the calculation period depending upon the type of contract executed. During the years ended September 30, 2016, 2015 and 2014, WGL Energy Services recorded pre-tax gains of $1.7 million, $0.6 million and $3.4 million, respectively, related to these instruments.
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
Level 1.  Level 1 of the fair value hierarchy consists of assets or liabilities that are valued using observable inputs based upon unadjusted quoted prices in active markets for identical assets or liabilities at the reporting date. WGL did not have any Level 1 derivatives at September 30, 2016 and 2015.
Level 2.  Level 2 of the fair value hierarchy consists of assets or liabilities that are valued using directly or indirectly observable inputs either corroborated with market data or based on exchange traded market data. Level 2 includes fair values based on industry-standard valuation techniques that consider various assumptions: (i) quoted forward prices, including the use of mid-market pricing within a bid/ask spread; (ii) discount rates; (iii) implied volatility and (iv) other economic factors. Substantially all of these assumptions are observable throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the relevant market. At September 30, 2016 and 2015, Level 2 financial assets and liabilities included energy-related physical and financial derivative transactions such as forward, option and other contracts for deliveries at active market locations, as well as our interest rate swaps.
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
At September 30, 2016 and 2015, Level 3 derivative assets and liabilities included: (i) physical contracts valued at illiquid market locations with no observable market data; (ii) long-dated positions where observable pricing is not available over the life of the contract; (iii) contracts valued using historical spot price volatility assumptions and (iv) valuations using indicative broker quotes for inactive market locations.

The following tables set forth financial instruments recorded at fair value as of September 30, 2016 and 2015, respectively. A financial instrument’s classification within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy.

WGL Holdings, Inc. Fair Value Measurements Under the Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Total
At September 30, 2016
Assets
Natural gas related derivatives	$—	$28.8	$54.0	$82.8
Electricity related derivatives	—	0.6	20.9	21.5
Interest rate derivatives	—	0.2	—	0.2
Total Assets	$—	$29.6	$74.9	$104.5
Liabilities
Natural gas related derivatives	$—	$(46.7)	$(318.2)	$(364.9)
Electricity related derivatives	—	(3.8)	(29.9)	(33.7)
Interest rate derivatives	—	(43.1)	—	(43.1)
Total Liabilities	$—	$(93.6)	$(348.1)	$(441.7)
At September 30, 2015
Assets
Natural gas related derivatives	$—	$22.7	$28.5	$51.2
Electricity related derivatives	—	2.0	21.3	23.3
Total Assets	$—	$24.7	$49.8	$74.5
Liabilities
Natural gas related derivatives	$—	$(33.9)	$(338.2)	$(372.1)
Electricity related derivatives	—	(2.7)	(37.3)	(40.0)
Interest rate derivatives	—	(3.4)	—	(3.4)
Total Liabilities	$—	$(40.0)	$(375.5)	$(415.5)

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Washington Gas Light Company Fair Value Measurements Under the Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Total
At September 30, 2016
Assets
Natural gas related derivatives	$—	$15.4	$24.4	$39.8
Total Assets	$—	$15.4	$24.4	$39.8
Liabilities
Natural gas related derivatives	$—	$(21.2)	$(276.0)	$(297.2)
Total Liabilities	$—	$(21.2)	$(276.0)	$(297.2)
At September 30, 2015
Assets
Natural gas related derivatives	$—	$6.9	$13.5	$20.4
Total Assets	$—	$6.9	$13.5	$20.4
Liabilities
Natural gas related derivatives	$—	$(11.6)	$(294.6)	$(306.2)
Total Liabilities	$—	$(11.6)	$(294.6)	$(306.2)

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

The following table includes quantitative information about the significant unobservable inputs used in the fair value measurement of our Level 3 financial instruments and the respective fair values of the net derivative asset and liability positions, by contract type, as of September 30, 2016 and 2015.

Quantitative Information about Level 3 Fair Value Measurements
(In millions)	Net Fair Value September 30, 2016	Valuation Techniques	Unobservable Inputs	Range

WGL Holdings, Inc.
Natural gas related derivatives	($264.1)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($2.021) - $3.290
		Option Model	Natural Gas Basis Price (per dekatherm)	($2.105) - $3.310
	($0.1)		Annualized Volatility of Spot Market Natural Gas	25.5% - 869.9%
Electricity related derivatives	($9.1)	Discounted Cash Flow	Electricity Congestion Price (per megawatt hour)	($6.199) - $68.700

Washington Gas Light Company
Natural gas related derivatives	($251.6)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($2.021) - $3.290

	Net Fair Value September 30, 2015

WGL Holdings, Inc.
Natural gas related derivatives	($309.7)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($1.441) - $3.580
		Option Model	Natural Gas Basis Price (per dekatherm)	($1.283) - $2.950
			Annualized Volatility of Spot Market Natural Gas	22.5% - 867.0%
Electricity related derivatives	($16.0)	Discounted Cash Flow	Electricity Congestion Price (per megawatt hour)	($5.75) - $73.35

Washington Gas Light Company
Natural gas related derivatives	($281.1)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($1.441) - $3.500

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

The following tables are a summary of the changes in the fair value of our derivative instruments that are measured at net fair value on a recurring basis in accordance with ASC Topic 820 using significant Level 3 inputs during the years ended September 30, 2016 and 2015, respectively.

Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
	WGL Holdings Inc.				Washington Gas Light Company
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Warrants	Total	Total - Natural Gas Related Derivatives
Fiscal Year Ended September 30, 2016
Balance at October 1, 2015	$(309.7)	$(16.0)	$—	$(325.7)	$(281.1)
Realized and unrealized gains (losses)
Recorded to income	18.3	(21.4)	—	(3.1)	4.0
Recorded to regulatory assets—gas costs	4.2	—	—	4.2	4.2
Transfers into Level 3	(0.8)	—	—	(0.8)	(0.2)
Transfers out of Level 3	8.9	—	—	8.9	9.0
Purchases	—	(2.4)	—	(2.4)	—
Settlements	15.0	30.7	—	45.7	12.5
Balance at September 30, 2016	$(264.1)	$(9.1)	$—	$(273.2)	$(251.6)
Fiscal Year Ended September 30, 2015
Balance at October 1, 2014	$(294.7)	$(5.0)	$—	$(299.7)	$(270.6)
Realized and unrealized gains (losses)
Recorded to income	(30.7)	(32.3)	—	(63.0)	(25.0)
Recorded to regulatory assets—gas costs	(30.9)	—	—	(30.9)	(30.9)
Transfers into Level 3	5.4	—	—	5.4	5.4
Transfers out of Level 3	3.6	—	—	3.6	2.5
Purchases	—	10.5	—	10.5	—
Settlements	37.6	10.8	—	48.4	37.5
Balance at September 30, 2015	$(309.7)	$(16.0)	$—	$(325.7)	$(281.1)

Transfers between different levels of the fair value hierarchy may occur based on fluctuations in the valuation and on the level of observable inputs used to value the instruments from period to period. It is our policy to show both transfers into and out of the different levels of the fair value hierarchy at the fair value as of the beginning of the period. Transfers out of Level 3 during the fiscal year ended September 30, 2016 and 2015 were due to an increase in valuations using observable market inputs. Transfers into Level 3 during the fiscal year ended September 30, 2016 were due to an increase in unobservable market inputs used in valuations.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

The table below sets forth the line items on the statements of income to which amounts are recorded for the fiscal years ended September 30, 2016, 2015 and 2014, respectively, related to fair value measurements using significant Level 3 inputs.

Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
	WGL Holdings, Inc.				Washington Gas Light Company
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Warrants	Total	Total - Natural Gas Related Derivatives
Fiscal Year Ended September 30, 2016
Operating revenues—non-utility	$8.2	$(26.5)	$—	$(18.3)	$—
Utility cost of gas	4.0	—	—	4.0	4.0
Non-utility cost of energy-related sales	6.1	5.1	—	11.2	—
Total	$18.3	$(21.4)	$—	$(3.1)	$4.0
Fiscal Year Ended September 30, 2015
Operating revenues—non-utility	$(5.7)	$19.9	$—	$14.2	$—
Utility cost of gas	(25.0)	—	—	(25.0)	(25.0)
Non-utility cost of energy-related sales	—	(52.2)	—	(52.2)	—
Total	$(30.7)	$(32.3)	$—	$(63.0)	$(25.0)
Fiscal Year Ended September 30, 2014
Operating revenues—non-utility	$(2.3)	$(22.1)	$—	$(24.4)	$—
Utility cost of gas	(69.4)	—	—	(69.4)	(69.4)
Other income-net	—	—	(1.1)	(1.1)	—
Non-utility cost of energy-related sales	(0.9)	16.4	—	15.5	—
Total	$(72.6)	$(5.7)	$(1.1)	$(79.4)	$(69.4)

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Unrealized gains (losses) attributable to derivative assets and liabilities measured using significant Level 3 inputs were recorded as follows for the fiscal years ended September 30, 2016, 2015 and 2014, respectively:

Unrealized Gains (Losses) Recorded for Level 3 Measurements
	WGL Holdings, Inc.				Washington Gas Light Company
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Warrants	Total	Total - Natural Gas Related Derivatives
Fiscal Year Ended September 30, 2016
Recorded to income
Operating revenues—non-utility	$9.9	$(2.3)	$—	$7.6	$—
Utility cost of gas	0.3	—	—	0.3	0.3
Non-utility cost of energy-related sales	(0.4)	13.2	—	12.8	—
Recorded to regulatory assets—gas costs	(2.6)	—	—	(2.6)	(2.6)
Total	$7.2	$10.9	$—	$18.1	$(2.3)
Fiscal Year Ended September 30, 2015
Recorded to income
Operating revenues—non-utility	$(2.2)	$25.1	$—	$22.9	$—
Utility cost of gas	(15.8)	—	—	(15.8)	(15.8)
Non-utility cost of energy-related sales	(1.7)	(41.7)	—	(43.4)	—
Recorded to regulatory assets—gas costs	(20.9)	—	—	(20.9)	(20.9)
Total	$(40.6)	$(16.6)	$—	$(57.2)	$(36.7)
Fiscal Year Ended September 30, 2014
Recorded to income
Operating revenues—non-utility	$(5.0)	$(33.8)	$—	$(38.8)	$—
Utility cost of gas	(60.6)	—	—	(60.6)	(60.6)
Non-utility cost of energy-related sales	3.7	30.0	—	33.7	—
Other income-net	—	—	(1.1)	(1.1)	—
Recorded to regulatory assets—gas costs	(109.9)	—	—	(109.9)	(109.9)
Total	$(171.8)	$(3.8)	$(1.1)	$(176.7)	$(170.5)
The following table presents the carrying amounts and estimated fair values of our financial instruments at September 30, 2016 and 2015.

WGL Holdings, Inc. Fair Value of Financial Instruments
	September 30, 2016		September 30, 2015
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Money market funds(a)	$10.6	$10.6	$11.0	$11.0
Other short-term investments(a)	$1.4	$1.4	$0.4	$0.4
Commercial paper (b)	$269.0	$269.0	$332.0	$332.0
Project financing (b)	$62.4	$62.4	$—	$—
Long-term debt(c)	$1,444.3	$1,641.9	$944.2	$1,057.9

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Washington Gas Light Company Fair Value of Financial Instruments
	September 30, 2016		September 30, 2015
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Money market funds(a)	$5.0	$5.0	$4.3	$4.3
Other short-term investments(a)	$1.4	$1.4	$0.4	$0.4
Commercial paper (b)	$42.0	$42.0	$89.0	$89.0
Project financing (b)	$62.4	$62.4	$—	$—
Long-term debt(c)	$945.9	$1,126.4	$695.9	$811.9
(a) Balance is located in cash and cash equivalents in the accompanying balance sheets. These amounts may be offset by outstanding checks.
(b) Balance is located in notes payable in the accompanying balance sheets.
(c) Includes adjustments for current maturities and unamortized discounts, as applicable.
Our money market funds are Level 1 valuations and their carrying amount approximates fair value. Other short-term investments are primarily overnight investment accounts; their carrying amount approximates fair value based on Level 2 inputs. The maturity of our commercial paper outstanding at both September 30, 2016 and 2015 is under 30 days. Due to the short term nature of these notes, the carrying cost of our commercial paper approximates fair value using Level 2 inputs. Due to the short term nature of our project financing arrangements, the carrying cost approximates fair value using Level 2 inputs. Neither WGL’s nor Washington Gas’ long-term debt is actively traded. The fair value of long-term debt was estimated based on the quoted market prices of the U.S. Treasury issues having a similar term to maturity, adjusted for the credit quality of the debt issuer, WGL or Washington Gas. Our long-term debt fair value measurement is classified as Level 3.
Non Recurring Basis
During the fiscal year ended September 30, 2016, WGSW recognized a loss of $4.1 million associated with the impairment of its investment in direct financing leases from Nextility. The investment in direct financing leases is currently valued at $0.9 million, net of unamortized tax credits. We measured the impairment as the amount by which the carrying value exceeded the estimated fair value of the related collateral. The fair value was calculated based on the discounted cash flows estimated over the remaining asset life. The fair value of this investment was a Level 3 measurement.
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
NOTE 16. OPERATING SEGMENT REPORTING

We have four reportable operating segments: regulated utility, retail energy-marketing, commercial energy systems and midstream energy services. The division of these segments into separate revenue generating components is based upon regulation, products and services. Our chief operating decision maker is our Chief Executive Officer. During the first quarter of 2015, our chief operating decision maker began evaluating segment performance based on Earnings Before Interest and Taxes (EBIT). EBIT is defined as earnings before interest and taxes, less amounts attributable to non-controlling interests. Items we do not include in EBIT are interest expense, intercompany financing activity, dividends on Washington Gas preferred stock, and income taxes. EBIT includes transactions between reportable segments. We also evaluate our operating segments based on other relevant factors, such as penetration into their respective markets and return on equity.
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

•
Midstream Energy Services – The midstream energy services segment consists of WGL Midstream, which specializes in the investment, management, development and optimization of natural gas storage and transportation midstream infrastructure projects.

Administrative and business development activity costs associated with WGL and Washington Gas Resources and activities and transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our four operating segments, are aggregated as “Other Activities” in the Operating Segment Financial Information presented below.
The following tables present operating segment information for the fiscal years ended September 30, 2016, 2015 and 2014.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Operating Segment Financial Information
(In thousands)	Operating Revenues(a)	Depreciation and Amortization	Equity in Earnings of Unconsolidated Affiliates	EBIT	Total Assets	Capital Expenditures	Equity Method Investments
Fiscal Year Ended September 30, 2016
Regulated utility	$1,070,904	$116,129	$—	$228,219	$4,643,830	$393,501	$—
Retail energy-marketing	1,238,480	1,154	—	64,968	486,778	8,104	—
Commercial energy systems(b)	89,072	15,201	7,620	21,992	885,734	128,780	66,100
Midstream energy services	6,619	107	6,186	7,807	485,099	—	237,391
Other activities	—	—	—	(3,184)	276,117	—	—
Eliminations(c)	(55,516)	(25)	—	(504)	(718,853)	—	—
Total consolidated	$2,349,559	$132,566	$13,806	$319,298	$6,058,705	$530,385	$303,491
Fiscal Year Ended September 30, 2015
Regulated utility	$1,328,191	$110,416	$—	$223,977	$4,228,813	$327,429	$—
Retail energy-marketing	1,306,758	671	—	46,629	463,141	28	—
Commercial energy systems	51,813	10,733	2,095	9,688	689,910	136,749	63,521
Midstream energy services	3,191	129	2,623	(2,720)	237,839	85	73,363
Other activities	—	—	750	(9,667)	199,061	—	—
Eliminations(c)	(30,123)	(57)	—	(1,013)	(557,405)	—	—
Total consolidated	$2,659,830	$121,892	$5,468	$266,894	$5,261,359	$464,291	$136,884
Fiscal Year Ended September 30, 2014
Regulated utility	$1,443,800	$104,064	$—	$184,668	$3,956,571	$286,323	$—
Retail energy-marketing	1,310,279	756	1	14,015	388,651	76	—
Commercial energy systems	40,679	6,178	1,953	6,863	521,049	108,363	66,810
Midstream energy services	16,555	124	771	8,412	209,682	—	28,076
Other activities	—	—	469	(11,539)	369,816	—	16
Eliminations(c)	(30,366)	(350)	—	(167)	(615,934)	—	—
Total consolidated	$2,780,947	$110,772	$3,194	$202,252	$4,829,835	$394,762	$94,902

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
(b) As of August 2016, Commercial energy systems' operating revenues include revenues from non-controlling interest. Commercial energy systems' EBIT is adjusted for the effects of non-controlling interest.
(c) Intersegment eliminations include any mark-to market valuations associated with trading activities between WGL Midstream and WGL Energy Services, intercompany loans and a timing difference between Commercial Energy Systems’ recognition of revenue for the sale of Renewable Energy Credits (RECs) to Retail Energy-Marketing and Retail Energy-Marketing’s recognition of the associated expense. Retail Energy-Marketing has recorded a portion of the REC’s purchased as inventory to be used in future periods at which time they will be expensed.

The following table provides a reconciliation from EBIT to net income applicable to common stock.

	Fiscal Year Ended September 30,
(In thousands)	2016	2015	2014
Total consolidated EBIT	$319,298	$266,894	$202,252
Interest expense	52,310	50,511	37,738
Income tax expense	98,074	83,804	57,254
Dividends on Washington Gas Light Company preferred stock	1,320	1,320	1,320
Net income applicable to common stock	$167,594	$131,259	$105,940

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
Under the voting interest model, we generally have a controlling financial interest in an entity where we currently hold, directly or indirectly, more than 50% of the voting rights or where we exercise control through substantive participating rights. However, we consider substantive rights held by other partners in determining if we hold a controlling financial interest, and in some cases, despite owning more than 50% of the common stock of an investee, an evaluation of our rights may result in the determination that we do not have a controlling financial interest. We reevaluate whether we have a controlling financial interest in these entities when our voting or substantive participating rights change.

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
WGL uses the Hypothetical Liquidation at Book Value (HLBV) methodology for certain equity method investments when the capital structure of the equity investment results in different liquidation rights and priorities than what is reflected by the underlying percentage ownership interests as defined by an equity investment agreement. For investments accounted for under the HLBV method, simply applying the percentage ownership interest to GAAP net income in order to determine earnings or losses does not accurately represent the income allocation and cash flow distributions that will ultimately be received by the investors. The equity investment agreements for ASD Solar, LP (ASD), Meade Pipeline Co LLC (Meade), Mountain Valley Pipeline, LLC (Mountain Valley) Stonewall Gas Gathering System (Stonewall System) have liquidation rights and priorities that are sufficiently different from the ownership percentages that the HLBV method was deemed appropriate. WGL also uses the HLBV methodology to allocate the earnings between the partners for its investment in SFGF. The calculation may vary in its complexity depending on the capital structure and the tax considerations for the investments.
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
Variable Interest Entities
WGL has a variable interest in five investments that qualify as VIEs:

•	Meade,

•	SunEdison,

•	Nextility,

•	ASD and

•	SFGF.

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
At September 30, 2016, WGL and its subsidiaries are not the primary beneficiary for four of the five VIEs (Meade, SunEdison, Nextility, and ASD); therefore, we have not consolidated those VIE entities. The nature of WGL’s involvement with these investments lacks the characteristics of a controlling financial interest. WGL either does not have control over any of the VIEs’ activities that are economically significant to the VIEs and/or WGL does not have the obligation to absorb expected losses or the right to receive expected gains that could be significant to the VIE. WGL's subsidiary, WGSW, Inc. is the primary beneficiary for SFGF and accordingly, we have consolidated that VIE entity.
Meade
In 2014, WGL through its subsidiary WGL Midstream, entered into a limited liability company agreement and formed Meade, a Delaware limited liability company with Transcontinental Gas Pipe Line Company, LLC (Williams) to invest in a regulated pipeline, a segment of Transco's Atlantic Sunrise project, called Central Penn Pipeline (Central Penn). Central Penn will be an approximately 185-mile pipeline originating in Susquehanna County, Pennsylvania and extending to Lancaster County, Pennsylvania that will have the capacity to transport and deliver up to approximately 1.7 million dekatherms per day of natural gas.
WGL Midstream plans to invest an estimated $410 million for a 55% interest in Meade. Although WGL Midstream holds greater than a 50% interest in Meade, Meade is accounted for under the equity method of accounting because WGL Midstream does not have the power to direct the activities most significant to the economic performance of Meade. Meade is accounted for under the HLBV equity method of accounting, and any profits and losses are included in “Equity in earnings of unconsolidated affiliates” in the accompanying Consolidated Statement of Income and are added to or subtracted from the carrying amount of WGL’s investment balance. At September 30, 2016 and 2015, WGL Midstream held a $80.8 million and $30.5 million, respectively, equity method investment in Meade.

WGL Midstream's maximum financial exposure is limited to its contributions made to the partnership, which were $80.1 million at September 30, 2016.
SunEdison and Nextility
WGSW is party to two agreements to fund residential and commercial retail solar energy installations with two separate companies. WGSW has a master purchase agreement and master lease agreement with SunEdison, Inc. (SunEdison) and Nextility, Inc. (Nextility) for sale/leaseback arrangements for residential and commercial solar systems.
Our agreements with SunEdison and Nextility are accounted for as direct financing leases. WGSW records associated interest in the financing leases in “Other income (expenses)-net” line in the accompanying Consolidated Statement of Income. WGSW held a $30.9 million and $37.2 million combined investment in direct financing leases at September 30, 2016 and 2015, respectively, of which $1.1 million and $2.0 million are current receivables recorded in “Accounts Receivable” in the accompanying Consolidated Balance Sheets at September 30, 2016 and 2015, respectively. Additionally, we had balances of $13.3 million and $14.7 million of unamortized tax credits related to these investments in "Unamortized investment tax credits" on the accompanying Consolidated Balance Sheets at September 30, 2016 and 2015, respectively.
Minimum future lease payments receivable under direct financing leases over the next five fiscal years and thereafter are as follows:

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Minimum Payments Receivable for Direct Financing Leases
(In millions)
2017	$2.2
2018	2.2
2019	2.1
2020	2.2
2021	2.2
Thereafter	28.5
Total	$39.4
Minimum payments receivable exclude $9.7 million of residual values and $4.5 million in tax related items. Associated with these investments, WGSW holds $18.6 million of unearned income on its balance sheet. The initial direct costs (incurred in FY 2012) associated with these investments was $0.7 million.

In April 2016, Nextility requested a restructuring of its direct financing lease arrangement with WGSW because Nextility was not collecting sufficient revenues related to the underlying thermal solar projects covered by the amended master lease agreement. During the year ended September 30, 2016, WGSW impaired its investment in Nextility by $4.1 million.
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
ASD
WGSW is also a limited partner in ASD, a limited partnership formed to own and operate a portfolio of residential solar projects, primarily rooftop photovoltaic power generation systems. As a limited partner, WGSW provided funding to the partnership but does not have power to direct the activities that most significantly affect the operations and economic performance of the entity. In January 2014, the funding commitment period expired for the partnership. WGSW’s maximum financial exposure is limited to its contributions made to the partnership, which were $72.6 million at September 30, 2016.
Our investment in ASD is accounted for under the HLBV equity method of accounting; any profits and losses are included in “Equity in earnings of unconsolidated affiliates” in the accompanying Consolidated Statement of Income and are added to or subtracted from the carrying amount of WGSW’s investment balance. At September 30, 2016 and 2015, WGSW held a $66.1 million and $63.5 million, respectively, equity method investment in ASD.
ASD is consolidated by the general partner, Solar Direct LLC. Solar Direct LLC is a wholly owned subsidiary of American Solar Direct Inc. (ASDI). At September 30, 2016, the carrying amount of WGSW’s investment in ASD exceeded the amount of the underlying equity in net assets by $35.8 million due to WGSW recording additions to its investment in ASD’s net assets at fair value of contributions in accordance with GAAP. This basis difference is being amortized over the life of the assets.
SFGF
On August 24 2016, WGSW and a tax equity partner formed SFGF to acquire distributed generation solar projects in the State of Georgia that are developed by WGL Energy Systems. WGSW is the managing member and will provide cash equity equal to the purchase price of the solar projects less any contributions from the tax-equity partner. As of September 30, 2016 WGSW has contributed $1.7 million into the tax equity partnership and held a $2.3 million interest in SFGF.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

SFGF is consolidated into WGL's results of operations because under the VIE method of accounting, WGSW is the primary beneficiary as a result of its ability to direct the activities most significant to the economic performance of SFGF. WGL is the manager member of SFGF, the operations and maintenance provider, and the developer of the projects. Profits and losses are allocated between the partners under the HLBV method of accounting and the portion allocated to the tax equity partner is included in "Net income (loss) attributable to non-controlling interest" on the consolidated statement of income and is recorded to "Non-controlling interest" on the consolidated balance sheets.
Non-VIE Investments
Constitution
In 2013, WGL Midstream invested in Constitution Pipeline Company, LLC (Constitution). At September 30, 2016, WGL Midstream's total share of the cost of Constitution is estimated to be $95.5 million, over the term of the agreement, reflecting a 10% share in the pipeline venture. This natural gas pipeline venture will transport natural gas from the Marcellus region in northern Pennsylvania to major northeastern markets. Constitution is accounted for under the equity method of accounting; any profits and losses are included in “Equity in earnings of unconsolidated affiliates” in the accompanying Consolidated Statement of Income and are added to or subtracted from the carrying amount of WGL’s investment balance. The equity method is considered appropriate because Constitution is an LLC with specific ownership accounts and ownership between five and fifty percent resulting in WGL Midstream maintaining a more than minor influence over the partnership operating and financing policies.
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

In light of the forgoing matters, Constitution has revised its target in-service date to the second half of 2018, which assumes that the legal challenge process is satisfactorily and promptly concluded. We can give no assurance, however, that Constitution’s efforts to obtain the Section 401 Certification will be successful. At September 30, 2016 and 2015, WGL Midstream held a $38.6 million and $33.1 million, respectively, equity method investment in Constitution. We have evaluated our investment in Constitution for other than temporary impairment as of September 30, 2016. Our impairment assessment used income and market approaches in determining the fair value of our investment in Constitution, including consideration of the severity and duration of any decline in fair value of our investment in the project. Our key inputs included, but are not limited to, significant management judgments and estimates, including projections of the project’s cash flows, selection of a discount rate, market multipliers and probability weighting of potential outcomes of legal and regulatory proceedings. At this time, we do not have an other than temporary impairment and have not recorded any impairment charge to reduce the carrying value of our investment. If Constitution is ultimately unable to obtain the Section 401 Certification or other future developments or indicators of an unfavorable resolution arise subsequently, an impairment charge of up to substantially all of our investment in the capitalized project costs may be required. It is also possible that Constitution could incur certain supplier-related costs in the event of a prolonged delay or termination of the project. We will continue to monitor and update our impairment analysis as required.
At September 30, 2016, the maximum financial exposure is equivalent to total capital contributions made in Constitution on behalf of WGL Midstream, which was $35.2 million.
Mountain Valley Pipeline
In March 2015, WGL Midstream acquired a 7% equity interest in Mountain Valley Pipeline, LLC (Mountain Valley). On October 24, 2016, WGL Midstream acquired an additional 3% equity interest in Mountain Valley by assuming all of Vega Midstream MVP LLC's (Vega Energy) interest in the joint venture. WGL Midstream now owns a 10% interest in Mountain Valley. Prior to its acquisition of Vega Energy's interest, WGL Midstream was obligated under an agreement to finance all future capital commitments of Vega Energy. WGL Midstream had provided funding of $11.7 million as of September 30, 2016 related to this agreement. This amount was assumed by WGL Midstream as a part of the acquisition and WGL's obligation to fund Mountain Valley capital contributions on behalf of Vega Energy was terminated.

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
WGL Midstream expects to invest, in scheduled capital contributions through the in-service date of the pipeline, its pro rata share (based on its 10% equity interest) of project costs, an estimated aggregate amount of approximately $326.4 million. Prior to the acquisition of Vega Energy's interest, WGL Midstream held a $22.5 million and $9.8 million equity method investment in Mountain Valley at September 30, 2016 and 2015, respectively. The equity method is considered appropriate because Mountain Valley is an LLC with specific ownership accounts and ownership between five and fifty percent resulting in WGL Midstream maintaining a more than minor influence over the partnership operating and financing policies. The investment in MVP is accounted for under the HLBV equity method of accounting. Any profits and losses are included in “Equity in earnings of unconsolidated affiliates” in the accompanying Consolidated Statement of Income and are added to or subtracted from the carrying amount of WGL’s investment balance.
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
WGL Midstream held a $95.5 million equity method investment in the Stonewall System at September 30, 2016. The equity method is considered appropriate because the Stonewall Gas Gathering is an LLC with specific ownership accounts and ownership between five and fifty percent resulting in WGL Midstream maintaining a more than minor influence over the partnership operating and financing policies. In May 2016, another party to the deal exercised its option and invested in the Stonewall System. As a result, WGL Midstream's ownership decreased to 30%.
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

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

The balance sheet location of the investments discussed in this footnote at September 30, 2016 and 2015 are as follows:

	Solar Investments		Pipelines
(in millions)	Non-consolidated VIE's	Consolidated VIE's	Non-consolidated VIE's	Non-consolidated Non VIE's		Total
As of September 30, 2016
Assets
Investments in unconsolidated affiliates	$66.1	$—	$80.8	$156.6		$303.5
Property, plant and equipment	—	6.5	—	—		6.5
Construction in progress	—	6.7	—	—		6.7
Investments in direct financing leases, capital leases	29.8	—	—	—		29.8
Accounts receivable	1.1	—	—	9.2	(a)	10.3
Total assets	$97.0	$13.2	$80.8	$165.8		$356.8
As of September 30, 2015
Assets
Investments in unconsolidated affiliates	$63.5	$—	$30.5	$42.9		$136.9
Investments in direct financing leases, capital leases	35.2	—	—	—		35.2
Accounts receivable	2.0	—	—	4.2	(a)	6.2
Total assets	$100.7	$—	$30.5	$47.1		$178.3
(a) Represents the financing provided to another partner in Mountain Valley to fund its capital commitment. Acquired ownership interest represents the collateral for repayment of the financing.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

The income statement location of the investments discussed in this footnote for the fiscal year September 30, 2016, 2015 and 2014 are as follows:
WGL Holdings, Inc.
Income Statement Location of Other Investments

	Solar Investments		Pipelines		Other
(In millions)	Non-consolidated VIE's	Consolidated VIE's	Non-consolidated VIE's	Non-consolidated Non VIE's	Non-consolidated VIE's	Non-consolidated Non VIE's	Total
Fiscal Year Ended September 30, 2016
Equity in earnings of unconsolidated affiliates	$7.6	$—	$(0.1)	$6.3	$—	$—	$13.8
Depreciation and amortization	0.3	—	—	—	—	—	0.3
Operations and maintenance	4.1	—	—	—	—	—	4.1
Other income (expenses) - net	3.1	—	—	(0.1)	—	—	3.0
Non-controlling interest	—	(0.6)	—	—	—	—	(0.6)
Fiscal Year Ended September 30, 2015
Equity in earnings of unconsolidated affiliates	$2.1	$—	$0.1	$2.6	$0.7	$—	$5.5
Depreciation and amortization	0.3	—	—	—	—	—	0.3
Other income - net	3.2	—	—	—	—	(5.6)	(2.4)
Fiscal Year Ended September 30, 2014
Equity in earnings of unconsolidated affiliates	$2.0	$—	$0.3	$1.0	$(0.1)	$—	$3.2
Depreciation and amortization	0.2	—	—	—	—	—	0.2
Other income - net	2.6	—	—	—	—	—	2.6
NOTE 18. RELATED PARTY TRANSACTIONS

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
In connection with billing for unregulated third party marketers, including WGL Energy Services and with other miscellaneous billing processes, Washington Gas collects cash on behalf of affiliates and transfers the cash in a reasonable time period. Cash collected by Washington Gas on behalf of its affiliates but not yet transferred is recorded in “Payables to associated companies” on Washington Gas’ balance sheets.
Washington Gas obtains third-party project financing on behalf of the Federal government to provide funds during the construction of certain energy management services projects entered into under Washington Gas' area- wide contract. In connection with work completed under the area-wide contract, the construction work is performed by WGL Energy Systems on behalf of Washington Gas and an amount is recorded in "Payables to associated companies" for work performed by WGL Energy Systems for which cash has not been transferred. Refer to Note 4—Short Term Debt for further discussions of the project financing.
The following table presents the receivables and payables from associated companies as of September 30, 2016 and September 30, 2015.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Washington Gas Light Company Receivables / Payables from Associated Companies
(In millions)	September 30, 2016	September 30, 2015
Receivables from Associated Companies	$13.8	$3.2
Payables to Associated Companies	$65.8	$68.6
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

Washington Gas - Gas Balancing Service Charges
(In millions)
Years Ended September 30,	2016	2015	2014
Gas balancing service charge	$26.8	$25.1	$26.6
As a result of these balancing services, an imbalance is created for volumes of natural gas received by Washington Gas that are not equal to the volumes of natural gas delivered to customers of the energy marketers. WGL Energy Services recognized accounts payable to Washington Gas of $0.8 million and $0.5 million at September 30, 2016 and 2015, respectively, related to an imbalance in gas volumes. Due to regulatory treatment, these payables are not eliminated in the consolidated financial statements of WGL. Refer to Note 1—Accounting Policies for the Notes to Consolidated Financial Statements for further discussion of these imbalance transactions.
Washington Gas participates in a POR program as approved by the PSC of MD, whereby it purchases receivables from participating energy marketers at approved discount rates. In addition, WGL Energy Services participates in POR programs with certain Maryland and Pennsylvania utilities, whereby it sells its receivables to various utilities, including Washington Gas, at approved discount rates. The receivables purchased by Washington Gas are included in “Accounts receivable” in the accompanying balance sheet. Any activity between Washington Gas and WGL Energy Services related to the POR program has been eliminated in the accompanying financial statements for WGL. At September 30, 2016 and 2015, Washington Gas had balances of $4.2 million and $6.6 million, respectively, of purchased receivables from WGL Energy Services.

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
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

NOTE 19. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables show the changes in accumulated other comprehensive income (loss) for WGL and Washington Gas by component for the fiscal years ended September 30, 2016 and 2015.

WGL Holdings, Inc. Changes in Accumulated Other Comprehensive Loss by Component
	September 30,
(In thousands)	2016	2015
Beginning Balance	$(14,236)	$(7,961)
Qualified cash flow hedging instruments (a)	(39,289)	(11,309)
Change in prior service cost (b)	(891)	696
Amortization of actuarial loss (b)	(936)	(1,195)
Current-period other comprehensive loss	(41,116)	(11,808)
Income tax benefit related to other comprehensive loss	(16,813)	(5,533)
Ending Balance	$(38,539)	$(14,236)
(a) Cash flow hedging instruments represent interest rate swap agreements related to debt issuances. Refer to Note 14—Derivative and Weather-related Instruments for further discussion of the interest rate swap agreements.
(b) These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost. Refer to Note 10—Pension and other post-retirement benefit plans for additional details.

Washington Gas Light Company Changes in Accumulated Other Comprehensive Loss by Component
	September 30,
(In thousands)	2016	2015
Beginning Balance	$(6,712)	$(6,413)
Change in prior service cost (a)	(891)	696
Amortization of actuarial loss (a)	(936)	(1,195)
Current-period other comprehensive income loss	(1,827)	(499)
Income tax expense benefit related to other comprehensive loss	(709)	(200)
Ending Balance	$(7,830)	$(6,712)
(a) These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost. Refer to Note 10—Pension and other post-retirement benefit plans for additional details.

WGL Holdings, Inc.
Washington Gas Light Company
Part II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of WGL Holdings, Inc.
Washington, DC

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of WGL Holdings, Inc. and subsidiaries ("WGL") as of September 30, 2016 and 2015, and the related consolidated statements of income, comprehensive income, common shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2016. Our audits also included the consolidated financial statement schedule of WGL listed in the Index at Item 15 under Schedule II. These financial statements and financial statement schedule are the responsibility of the WGL's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of WGL Holdings, Inc. and subsidiaries as of September 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WGL’s internal control over financial reporting as of September 30, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 18, 2016 expressed an unqualified opinion on WGL's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Mclean, Virginia
November 18, 2016

WGL Holdings, Inc.
Washington Gas Light Company
Part II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholder of Washington Gas Light Company
Washington, DC

We have audited the accompanying balance sheets and statements of capitalization of Washington Gas Light Company ("Washington Gas") as of September 30, 2016 and 2015, and the related statements of income, comprehensive income, common shareholder’s equity, and cash flows for each of the three years in the period ended September 30, 2016. Our audits also included the financial statement schedule of Washington Gas listed in the Index at Item 15 under Schedule II. These financial statements and financial statement schedule are the responsibility of Washington Gas’ management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Washington Gas is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Washington Gas’ internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Washington Gas Light Company as of September 30, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Mclean, Virginia
November 18, 2016

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

	Quarter Ended
(In thousands, except per share data)	December 31(a)	March 31	June 30(b)	September 30(c)
Fiscal Year 2016
WGL Holdings, Inc.
Operating revenues	$613,384	$835,689	$440,587	$459,899
Operating income (loss)	$117,509	$174,411	$13,683	$(5,307)
Net income (loss)	$68,501	$106,618	$2,355	$(9,110)
Net income (loss) applicable to common stock	$68,171	$106,288	$2,025	$(8,890)
Earnings (loss) per average share of common stock:
Basic	$1.37	$2.13	$0.04	$(0.17)
Diluted	$1.36	$2.11	$0.04	$(0.17)
Washington Gas Light Company
Operating revenues	$295,246	$452,024	$187,077	$136,557
Operating income (loss)	$98,977	$164,226	$(20,528)	$(14,308)
Net income (loss)	$54,612	$94,433	$(18,519)	$(17,412)
Net income (loss) applicable to common stock	$54,282	$94,103	$(18,849)	$(17,742)
Fiscal Year 2015
WGL Holdings, Inc.
Operating revenues	$749,237	$1,001,733	$441,173	$467,687
Operating income (loss)	$121,842	$142,886	$(17,567)	$13,612
Net income (loss)	$64,218	$81,785	$(15,360)	$1,936
Net income (loss) applicable to common stock	$63,888	$81,455	$(15,690)	$1,606
Earnings (loss) per average share of common stock:
Basic	$1.28	$1.64	$(0.32)	$0.03
Diluted	$1.28	$1.63	$(0.32)	$0.03
Washington Gas Light Company
Operating revenues	$387,193	$615,694	$190,345	$134,959
Operating income (loss)	$114,623	$129,944	$(6,729)	$(15,454)
Net income (loss)	$64,951	$74,694	$(11,424)	$(19,543)
Net income (loss) applicable to common stock	$64,621	$74,364	$(11,754)	$(19,873)
(a) During the fist quarter of fiscal year 2016, there were no substantial variations in operations. During the first quarter of fiscal year 2015, WGL recorded an impairment charge of $5.6 million related to its investment in ASDHI.
(b) During the third quarter of fiscal year 2016, WGL recorded an impairment charge of $3.0 million related to its investment in direct financing leases from Nextility. During the third quarter of fiscal year 2015, WGL recorded a $3.0 million liability for unrecovered government contracting costs under the Small Business Administration Development 8(a) Program and Washington Gas recorded approximately $0.5 million in transaction fees related to the sale of its Springfield Operations Center. Refer to Note 1—Accounting Policies of the Notes to Consolidated Financial Statements for further discussion of the impairments and to Note 13— Commitments and Contingencies for further discussion of the Antero Contract.
(c) During the fourth quarter of fiscal year 2016, WGL recorded an additional impairment charge of $1.1 million related to its investment in direct financing leases from Nextility and $1.7 million in proceeds from an environmental insurance policy. During the fourth quarter of fiscal year 2015, Washington Gas recorded a one-time adjustment of $2.4 million as a result of charges associated with a regulatory proceeding. Refer to Note 1—Accounting Policies of the Notes to Consolidated Financial Statements for further discussion of the impairments, to Note 13— Commitments and Contingencies for further discussion of the Antero Contract and WGL Holdings, Inc Results of Operations for further discussion of the net proceeds related to the environmental insurance policy.

WGL Holdings, Inc.
Washington Gas Light Company
Part II

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A. CONTROLS AND PROCEDURES—WGL Holdings, Inc.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Senior management, including the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer of WGL, evaluated the effectiveness of WGL’s disclosure controls and procedures as of September 30, 2016. Based on this evaluation, the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that WGL’s disclosure controls and procedures were effective as of September 30, 2016.
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
Management has assessed the effectiveness of WGL’s internal control over financial reporting as of September 30, 2016 based upon the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management has concluded that WGL maintained effective internal control over financial reporting as of September 30, 2016.
Deloitte & Touche LLP, the independent registered public accounting firm of WGL, has audited the effectiveness of WGL’s internal control over financial reporting as of September 30, 2016. Deloitte & Touche LLP’s report on the audit of WGL’s internal control over financial reporting is included in Item 9A of this Form 10-K.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in the internal control over financial reporting of WGL during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of WGL.

WGL Holdings, Inc.
Washington Gas Light Company
Part II

ITEM 9A. CONTROLS AND PROCEDURES—Washington Gas Light Company

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Senior management, including the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer of Washington Gas, evaluated the effectiveness of Washington Gas’ disclosure controls and procedures as of September 30, 2016. Based on this evaluation, the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that Washington Gas’ disclosure controls and procedures were effective as of September 30, 2016.
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
Management has assessed the effectiveness of Washington Gas’ internal control over financial reporting as of September 30, 2016 based upon the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management has concluded that Washington Gas maintained effective internal control over financial reporting as of September 30, 2016.
This annual report on Form 10-K does not include an attestation report of Washington Gas’ registered public accounting firm regarding internal control over financial reporting pursuant to rules of the Securities and Exchange Commission that permit Washington Gas to provide only this management’s report in this annual report on Form 10-K.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in the internal control over financial reporting of Washington Gas during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Washington Gas.

WGL Holdings, Inc.
Washington Gas Light Company
Part II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of WGL Holdings, Inc.
Washington, D.C.

We have audited the internal control over financial reporting of WGL Holdings. Inc. and subsidiaries ("WGL") as of September 30, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. WGL’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on WGL’s internal control over financial reporting based on our audit.

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

In our opinion, WGL maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended September 30, 2016 of WGL and our report dated November 18, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Mclean, Virginia
November 18, 2016

WGL Holdings, Inc.
Washington Gas Light Company
Part II

ITEM 9B. OTHER INFORMATION

None.

WGL Holdings, Inc.
Washington Gas Light Company
Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANTS

Information concerning WGL’s and Washington Gas’ Board of Directors and the audit committee financial expert contained in WGL’s definitive Proxy Statement and Washington Gas’ definitive Information Statement for the February 1, 2017 Annual Meeting of Shareholders is hereby incorporated by reference. Information related to Executive Officers is reflected in Part I hereof.
ITEM 11. EXECUTIVE COMPENSATION

Information concerning Executive Compensation contained in WGL’s definitive Proxy Statement and Washington Gas’ definitive Information Statement for the February 1, 2017 Annual Meeting of Shareholders is hereby incorporated by reference. Information related to Executive Officers as of September 30, 2016 is reflected in Part I hereof.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information captioned Security Ownership of Management and Certain Beneficial Owners and the information captioned Equity Compensation Plan Information in WGL’s definitive Proxy Statement and Washington Gas’ definitive Information Statement for the February 1, 2017 Annual Meeting of Shareholders is hereby incorporated by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information captioned Related Person Transactions During Fiscal Year 2016 in WGL’s definitive Proxy Statement and Washington Gas’ definitive Information Statement for the February 1, 2017 Annual Meeting of Shareholders is hereby incorporated by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information captioned Fiscal Years 2016 and 2015 Audit Firm Fee Summary in WGL’s definitive Proxy Statement and Washington Gas’ definitive Information Statement for the February 1, 2017 Annual Meeting of Shareholders is hereby incorporated by reference.

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

Schedule/ Exhibit	Description

II	Valuation and Qualifying Accounts and Reserves for the years ended September 30, 2015, 2014 and 2013—WGL Holdings, Inc.

Valuation and Qualifying Accounts and Reserves for the years ended September 30, 2015, 2014 and 2013—Washington Gas Light Company.

(a)(3)	Exhibits

Exhibits Filed Herewith:

3.1	Bylaws of Washington Gas Light Company, as amended on September 2, 2016.

12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—WGL Holdings, Inc.

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—Washington Gas Light Company.

14.1	Code of Conduct of WGL Holdings and Subsidiaries, as amended on March 1, 2016.

21	Subsidiaries of WGL Holdings, Inc.

23	Consent of Deloitte & Touche LLP.

24	Power of Attorney

31.1	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vincent L. Ammann, Jr., the Senior Vice President and Chief Financial Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Vincent L. Ammann, Jr., the Senior Vice President and Chief Financial Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Terms Agreement, dated September 13, 2016, between Washington Gas Light Company, MUFG Securities Americas Inc., Wells Fargo Securities, LLC, BB&T Securities, LLC, TD Securities (USA) LLC and The Williams Capital Group, L.P., filed as Exhibit 1.1 to Form 8-K filed on September 19, 2016.

10	Material Contracts

Limited Liability Company Agreement of Meade Pipeline Co. LLC entered into on February 14, 2014, by and between WGL Midstream, Inc., COG Holdings LLC, Vega Midstream MPC LLC, River Road Interests LLC, and VED NPI I, LLC, filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2014.

Construction and Ownership Agreement entered into on February 14, 2014, by and between Transcontinental Gas Pipe Line Company, LLC and Meade Pipeline Co. LLC, filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2014.

Lease Agreement between Transcontinental Gas Pipe Line Company, LLC and Meade Pipeline Co. LLC, filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2014.

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

Management Contracts, Compensatory Plans or Arrangements with Executive Officers and Directors

Form of Performance Share Award Agreement, as amended on October 21, 2014, filed as Exhibit 10.1 to Form 10-K for the fiscal year ended September 30, 2014.*

Form of Performance Units Award Agreement, as amended on October 21, 2014, filed as Exhibit 10.2 to Form 10-K for the fiscal year ended September 30, 2014.*

Form of Performance Unit Award Agreement (Total Shareholder Return), filed as Exhibit 10.1 to Form 10-Q dated February 5, 2016.*

WGL Holdings, Inc.
Washington Gas Light Company
Part IV
Item 15. Exhibits and Financial Statement Schedules (continued)

Form of Performance Unit Award Agreement (Return on Equity), filed as Exhibit 10.2 to Form 10-Q dated February 5, 2016.*

Form of Performance Share Award Agreement (Total Shareholder Return), filed as Exhibit 10.3 to Form 10-Q dated February 5, 2016.*

Form of Performance Share Award Agreement (Dividend Coverage), filed as Exhibit 10.4 to Form 10-Q dated February 5, 2016.*

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

WGL Holdings, Inc. and Washington Gas Light Company Change in Control Severance Plan for Certain Executives, as amended on September 24, 2008, filed as Exhibit 10.1 to Form 10-K for the fiscal year ended September 30, 2008.*

Amendment 2015-1 to the WGL Holdings, Inc. and Washington Gas Light Company Change in Control Severance Plan for Certain Executives, dated November 12, 2015, filed as Exhibit 99.1 to Form 10-Q filed on February 5, 2016.*

WGL Holdings, Inc. and Washington Gas Light Company Change in Control Policy, dated December 15, 2006, as amended September 22, 2015, filed as Exhibit 99.1 to the Form 8-K filed on January 20, 2016.*

WGL Holdings, Inc. and Washington Gas Light Company Deferred Compensation Plan for Outside Directors, amended and restated effective January 1, 2005, as further amended on September 24, 2008, filed as Exhibit 10.1 to Form 10-K for the fiscal year ended September 30, 2008.*

Washington Gas Light Company Supplemental Executive Retirement Plan, amended and restated effective January 1, 2005, as further amended on September 24, 2008, filed as Exhibit 10.1 to Form 10-K for the fiscal year ended September 30, 2008.*

WGL Holdings, Inc. 2016 Omnibus Incentive Compensation Plan filed as Appendix B of the Company’s Definitive Proxy Statement on Schedule 14A, filed on January 20, 2016.*

WGL Holdings, Inc. Omnibus Incentive Compensation Plan, filed as Exhibit 10.2 to Form 8-K dated December 21, 2006.*

WGL Holdings, Inc. and Washington Gas Light Company Deferred Compensation Plan for Outside Directors, adopted December 18, 1985, and amended as of November 1, 2000, filed as Exhibit 10.2 to Form 10-K in the fiscal year ended September 30, 2001.*

Securities Distribution Agreements

Equity Distribution Agreement, dated November 24, 2015, by and among WGL Holdings, Inc., Wells Fargo Securities, LLC, BB&T Capital Markets, a division of BB&T Securities, LLC and RBC Capital Markets, LLC, filed as Exhibit 1.1 to Form 8-K filed November 24, 2015.

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

Credit Agreement, dated as of February 18, 2016, among WGL Holdings, Inc., the Lender Parties thereto, U.S. Bank National Association, as Administrative Agent, TD Bank, N.A., as Syndication Agent, Branch Banking and Trust Company, as Documentation Agent, and U.S. Bank National Association and TD Bank, N.A., as Joint Lead Arrangers and Joint Book Runners, filed as Exhibit 10.1 to Form 8-K dated February 19, 2016.

* Designates a compensatory plan or arrangement.

WGL Holdings, Inc. and Subsidiaries
Schedule II—Valuation and Qualifying Accounts and Reserves
Years Ended September 30, 2016, 2015 and 2014
	Balance at	Additions Charged To			Balance
	Beginning	Costs and	Other		at End of
(In thousands)	of Period	Expenses	Accounts(a)	Deductions(b)	Period
2016
Valuation and Qualifying Accounts Deducted from Assets in the Balance Sheet: Allowance for Doubtful Accounts	$26,224	$13,051	$3,856	$15,792	$27,339
2015
Valuation and Qualifying Accounts Deducted from Assets in the Balance Sheet: Allowance for Doubtful Accounts	$23,341	$18,250	$4,789	$20,156	$26,224
2014
Valuation and Qualifying Accounts Deducted from Assets in the Balance Sheet: Allowance for Doubtful Accounts	$20,433	$15,874	$4,341	$17,307	$23,341
(a) Recoveries on receivables previously written off as uncollectible and unclaimed customer deposits, overpayments, etc., not refundable.
(b) Includes deductions for purposes for which reserves were provided or revisions made of estimated exposure.

Washington Gas Light Company
Schedule II—Valuation and Qualifying Accounts and Reserves
Years Ended September 30, 2016, 2015 and 2014
	Balance at	Additions Charged To			Balance at
	Beginning	Costs and	Other		End of
(In thousands)	of Period	Expenses	Accounts(a)	Deductions(b)	Period
2016
Valuation and Qualifying Accounts Deducted from Assets in the Balance Sheet: Allowance for Doubtful Accounts	$19,254	$10,946	$3,806	$13,786	$20,220
2015
Valuation and Qualifying Accounts Deducted from Assets in the Balance Sheet: Allowance for Doubtful Accounts	$19,209	$12,800	$4,686	$17,441	$19,254
2014
Valuation and Qualifying Accounts Deducted from Assets in the Balance Sheet: Allowance for Doubtful Accounts	$17,498	$12,004	$4,198	$14,491	$19,209
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

Date: November 21, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terry D. McCallister	Chairman of the Board and Chief Executive Officer	November 21, 2016
(Terry D. McCallister)

/s/ Adrian P. Chapman	President and Chief Operating Officer	November 21, 2016
(Adrian P. Chapman)

/s/ Vincent L. Ammann, Jr.	Senior Vice President and Chief Financial Officer	November 21, 2016
(Vincent L. Ammann, Jr.)	(Principal Financial Officer)

/s/ William R. Ford	Vice President and Chief Accounting Officer	November 21, 2016
(William R. Ford)	(Principal Accounting Officer)

*	Director	November 21, 2016
(Michael D. Barnes)

*	Director	November 21, 2016
(George P. Clancy, Jr.)

*	Director	November 21, 2016
(James W. Dyke, Jr.)

*	Director	November 21, 2016
(Nancy C. Floyd)

*	Director	November 21, 2016
(Linda R. Gooden)

*	Director	November 21, 2016
(James F. Lafond)

*	Director	November 21, 2016
(Debra L. Lee)

*	Director	November 21, 2016
(Dale S. Rosenthal)

/s/ Vincent L. Ammann, Jr.		November 21, 2016
(Vincent L. Ammann, Jr.)
Attorney-in-Fact