Form 10-Q
period 2016-12-31
WGL HOLDINGS INC; WASHINGTON GAS LIGHT CO
filed 2017-02-09
CIK 1103601, 104819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2016
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
WGL Holdings, Inc. common stock, no par value, outstanding as of January 31, 2017: 51,219,000 shares.
All of the outstanding shares of common stock ($1 par value) of Washington Gas Light Company were held by WGL Holdings, Inc. as of January 31, 2017.

WGL Holdings, Inc.
Washington Gas Light Company

For the Quarter Ended December 31, 2016

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
SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
Certain matters discussed in this report, excluding historical information, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the outlook for earnings, dividends, revenues and other future financial business performance or strategies and expectations. Forward-looking statements are typically identified by words such as, but not limited to, “estimates,” “expects,” “anticipates,” “intends,” “believes,” “plans” and similar expressions, or future or conditional terms such as “will,” “should,” “would” and “could.” Forward-looking statements speak only as of today, and the registrants assume no duty to update them. Factors that could cause actual results to differ materially from forward-looking statements or historical performance include those discussed in Item 1A. Risk Factors in the combined Annual Report on Form 10-K for WGL and Washington Gas for the fiscal year ended September 30, 2016, in Part II, Item 1A, Risk Factors in this quarterly update on Form 10-Q and in our other filings with the Securities and Exchange Commission, and may include, but are not limited to the following:

•
the occurrence of any event, change or other circumstances that could give rise to the termination of the Agreement and Plan of Merger (merger agreement) among WGL, AltaGas Ltd. (AltaGas) and Wrangler, Inc.

•	WGL's shareholders may not approve the merger agreement;

•
the required regulatory approvals and other clearances for the merger may not be received, may not be received in a timely manner, or may be received subject to imposed conditions or restrictions that cause a failure of a closing condition to the merger or that could have a detrimental impact on the combined company following completion of the merger;

•	the effect of the announcement of the merger on the ability of WGL to retain customers and retain and hire key personnel;

•	the effect of the announcement of the merger on the ability of WGL to maintain relationships with its suppliers;

•	potential litigation in connection with the merger;

•	the incurrence of significant costs for advisory services in connection with the merger;

•
the impact of the terms and conditions of the merger agreement on WGL’s interim operations and its ability to make significant changes to its business or pursue otherwise attractive business opportunities without the consent of AltaGas;

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

(ii)

WGL Holdings, Inc.
Washington Gas Light Company

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

(iii)

WGL Holdings, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
Part I—Financial Information
Item 1—Financial Statements

(In thousands)	December 31, 2016	September 30, 2016
ASSETS
Property, Plant and Equipment
At original cost	$5,664,221	$5,542,916
Accumulated depreciation and amortization	(1,440,438)	(1,415,679)
Net property, plant and equipment	4,223,783	4,127,237
Current Assets
Cash and cash equivalents	12,884	5,573
Receivables
Accounts receivable	441,654	329,989
Gas costs and other regulatory assets	24,164	15,294
Unbilled revenues	251,768	173,076
Allowance for doubtful accounts	(26,469)	(27,339)
Net receivables	691,117	491,020
Materials and supplies—principally at average cost	17,960	18,414
Storage gas	208,841	207,132
Prepaid taxes	41,298	33,397
Other prepayments	62,500	42,626
Derivatives	20,721	18,510
Other	39,889	26,802
Total current assets	1,095,210	843,474
Deferred Charges and Other Assets
Regulatory assets
Gas costs	198,349	179,856
Pension and other post-retirement benefits	215,854	223,242
Other	99,934	98,592
Prepaid post-retirement benefits	185,918	180,686
Derivatives	46,748	55,020
Investments in direct financing leases, capital leases	26,560	29,780
Investments in unconsolidated affiliates	374,065	303,491
Other	8,969	8,072
Total deferred charges and other assets	1,156,397	1,078,739
Total Assets	$6,475,390	$6,049,450
CAPITALIZATION AND LIABILITIES
Capitalization
WGL Holdings common shareholders’ equity	$1,439,465	$1,375,561
Non-controlling interest	5,205	409
Washington Gas Light Company preferred stock	28,173	28,173
Total equity	1,472,843	1,404,143
Long-term debt	1,435,247	1,435,045
Total capitalization	2,908,090	2,839,188
Current Liabilities
Notes payable and project financing	634,392	331,385
Accounts payable and other accrued liabilities	447,467	405,351
Wages payable	21,461	17,908
Accrued interest	19,524	7,645
Dividends declared	25,295	25,283
Customer deposits and advance payments	73,773	86,384
Gas costs and other regulatory liabilities	57,243	12,973
Accrued taxes	26,821	15,672
Derivatives	66,771	82,334
Other	49,293	41,991
Total current liabilities	1,422,040	1,026,926
Deferred Credits
Unamortized investment tax credits	168,086	163,493
Deferred income taxes	784,001	726,763
Accrued pensions and benefits	231,198	228,377
Asset retirement obligations	205,447	203,105
Regulatory liabilities
Accrued asset removal costs	302,296	310,788
Other post-retirement benefits	110,368	113,875
Other	7,231	14,450
Derivatives	224,014	304,198
Other	112,619	118,287
Total deferred credits	2,145,260	2,183,336
Commitments and Contingencies (Note 13)
Total Capitalization and Liabilities	$6,475,390	$6,049,450
The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Condensed Consolidated Statements of Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended December 31,
(In thousands, except per share data)	2016	2015
OPERATING REVENUES
Utility	$327,063	$288,153
Non-utility	282,424	325,231
Total Operating Revenues	609,487	613,384
OPERATING EXPENSES
Utility cost of gas	75,500	50,025
Non-utility cost of energy-related sales	252,886	282,487
Operation and maintenance	100,717	95,419
Depreciation and amortization	35,283	31,412
General taxes and other assessments	40,388	36,532
Total Operating Expenses	504,774	495,875
OPERATING INCOME	104,713	117,509
Equity in earnings of unconsolidated affiliates	265	1,263
Other income — net	478	979
Interest expense	16,235	12,760
INCOME BEFORE INCOME TAXES	89,221	106,991
INCOME TAX EXPENSE	33,454	38,490
NET INCOME	$55,767	$68,501
Non-controlling interest	(2,535)	—
Dividends on Washington Gas Light Company preferred stock	330	330
NET INCOME APPLICABLE TO COMMON STOCK	$57,972	$68,171
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	51,172	49,807
Diluted	51,445	50,030
EARNINGS PER AVERAGE COMMON SHARE
Basic	$1.13	$1.37
Diluted	$1.13	$1.36
DIVIDENDS DECLARED PER COMMON SHARE	$0.4875	$0.4625
The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended December 31,
(In thousands)	2016	2015
NET INCOME	$55,767	$68,501
OTHER COMPREHENSIVE INCOME, BEFORE INCOME TAXES:
Qualified cash flow hedging instruments	49,455	1,084
Pension and other post-retirement benefit plans
Change in net prior service credit	(217)	(214)
Change in actuarial net loss	588	419
Total other comprehensive income before taxes	$49,826	$1,289
INCOME TAX EXPENSE RELATED TO OTHER COMPREHENSIVE INCOME	20,413	531
OTHER COMPREHENSIVE INCOME	$29,413	$758
COMPREHENSIVE INCOME	$85,180	$69,259
Non-controlling interest	(2,535)	—
Dividends on Washington Gas Light Company preferred stock	330	330
COMPREHENSIVE INCOME ATTRIBUTABLE TO WGL HOLDINGS	$87,385	$68,929
The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended December 31,
(In thousands)	2016	2015
OPERATING ACTIVITIES
Net income	$55,767	$68,501
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH USED IN OPERATING ACTIVITIES
Depreciation and amortization	35,283	31,412
Amortization of:
Other regulatory assets and liabilities—net	823	325
Debt related costs	445	316
Deferred income taxes—net	34,852	78,038
Accrued/deferred pension and other post-retirement benefit cost	5,424	4,944
Earnings in equity interest	265	1,263
Compensation expense related to stock-based awards	4,912	3,549
Provision for doubtful accounts	2,704	2,533
Other non-cash credits—net	2,105	(883)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and unbilled revenues—net	(203,098)	(77,780)
Gas costs and other regulatory assets/liabilities—net	35,400	(13,447)
Storage gas	(1,709)	(1,526)
Prepaid taxes	(7,901)	(18,807)
Other prepayments	(19,874)	(26,065)
Accounts payable and other accrued liabilities	72,584	(11,416)
Customer deposits and advance payments	(12,611)	5,899
Unamortized investment tax credits	4,593	12,543
Accrued taxes	11,149	6,641
Accrued interest	11,879	5,492
Other current assets	(12,633)	(25,772)
Other current liabilities	(26,170)	(7,369)
Deferred gas costs—net	(18,493)	17,874
Deferred assets—other	(7,878)	(12,097)
Deferred liabilities—other	(22,453)	(49,681)
Derivatives	(40,231)	(52,490)
Other—net	771	(82)
Net Cash Used in Operating Activities	(94,095)	(58,085)
FINANCING ACTIVITIES
Common stock issued	251	83
Debt issuance costs	(375)	(135)
Notes payable issued —net	324,001	195,875
Contributions from non-controlling interest	7,331	—
Project financing	8,877	—
Dividends on common stock and preferred stock	(23,921)	(23,377)
Other financing activities—net	2,305	2,006
Net Cash Provided by Financing Activities	318,469	174,452
INVESTING ACTIVITIES
Capital expenditures (excluding AFUDC)	(155,758)	(101,013)
Investments in non-utility interests	(62,007)	(8,374)
Distributions and receipts from non-utility interests	1,565	2,065
Loans to external parties	(863)	—
Net Cash Used in Investing Activities	(217,063)	(107,322)
INCREASE IN CASH AND CASH EQUIVALENTS	7,311	9,045
Cash and Cash Equivalents at Beginning of Year	5,573	6,733
Cash and Cash Equivalents at End of Period	$12,884	$15,778
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid (refunded)—net	$(4,678)	$1,615
Interest paid	$4,156	$7,190
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Project financing activities	$(29,871)	$1,356
Capital expenditure accruals included in accounts payable and other accrued liabilities	$55,602	$39,140
Dividends paid in common stock	$1,362	$—
Stock issued related to compensation	$6,564	$5,947
Transfer of investments to property, plant and equipment	$3,959	$—
Transfer of accounts receivable to investments	$10,031	$—
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Condensed Balance Sheets (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

(In thousands)	December 31, 2016	September 30, 2016
ASSETS
Property, Plant and Equipment
At original cost	$4,969,997	$4,874,905
Accumulated depreciation and amortization	(1,368,282)	(1,348,173)
Net property, plant and equipment	3,601,715	3,526,732
Current Assets
Cash and cash equivalents	1	1
Receivables
Accounts receivable	194,537	140,457
Gas costs and other regulatory assets	24,164	15,294
Unbilled revenues	164,532	89,945
Allowance for doubtful accounts	(19,234)	(20,220)
Net receivables	363,999	225,476
Materials and supplies—principally at average cost	17,914	18,368
Storage gas	88,502	82,473
Prepaid taxes	28,760	16,826
Other prepayments	20,653	10,924
Receivables from associated companies	15,510	13,799
Derivatives	8,371	7,285
Other	66	51
Total current assets	543,776	375,203
Deferred Charges and Other Assets
Regulatory assets
Gas costs	198,349	179,856
Pension and other post-retirement benefits	214,615	221,971
Other	99,870	98,527
Prepaid post-retirement benefits	184,901	179,675
Derivatives	18,826	25,590
Other	2,893	2,001
Total deferred charges and other assets	719,454	707,620
Total Assets	$4,864,945	$4,609,555
CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$1,147,661	$1,113,446
Preferred stock	28,173	28,173
Long-term debt	939,125	939,015
Total capitalization	2,114,959	2,080,634
Current Liabilities
Notes payable and project financing	256,714	104,385
Accounts payable and other accrued liabilities	233,670	204,980
Wages payable	19,665	16,235
Accrued interest	13,392	3,758
Dividends declared	21,464	21,453
Customer deposits and advance payments	72,526	80,936
Gas costs and other regulatory liabilities	57,243	12,973
Accrued taxes	26,946	17,639
Payables to associated companies	71,917	65,770
Derivatives	51,334	58,295
Other	7,205	7,193
Total current liabilities	832,076	593,617
Deferred Credits
Unamortized investment tax credits	4,662	4,851
Deferred income taxes	798,180	763,720
Accrued pensions and benefits	229,143	226,339
Asset retirement obligations	201,438	199,377
Regulatory liabilities
Accrued asset removal costs	302,296	310,788
Other post-retirement benefits	109,690	113,169
Other	7,231	14,450
Derivatives	194,333	232,040
Other	70,937	70,570
Total deferred credits	1,917,910	1,935,304
Commitments and Contingencies (Note 13)
Total Capitalization and Liabilities	$4,864,945	$4,609,555
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Condensed Statements of Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended December 31,
(In thousands)	2016	2015
OPERATING REVENUES	$333,986	$295,246
OPERATING EXPENSES
Utility cost of gas	82,431	57,118
Operation and maintenance	82,166	79,308
Depreciation and amortization	30,126	27,205
General taxes and other assessments	36,255	32,638
Total Operating Expenses	230,978	196,269
OPERATING INCOME	103,008	98,977
Other expense — net	(779)	(220)
Interest expense	12,762	10,323
INCOME BEFORE INCOME TAXES	89,467	88,434
INCOME TAX EXPENSE	34,006	33,822
NET INCOME	$55,461	$54,612
Dividends on Washington Gas preferred stock	330	330
NET INCOME APPLICABLE TO COMMON STOCK	$55,131	$54,282
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Condensed Statements of Comprehensive Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended December 31,
(In thousands)	2016	2015
NET INCOME	$55,461	$54,612
OTHER COMPREHENSIVE INCOME, BEFORE INCOME TAXES:
Pension and other post-retirement benefit plans
Change in net prior service credit	(217)	(214)
Change in actuarial net loss	588	419
Total pension and other post-retirement benefit plans	$371	$205
INCOME TAX EXPENSE RELATED TO OTHER COMPREHENSIVE INCOME	147	81
OTHER COMPREHENSIVE INCOME	$224	$124
COMPREHENSIVE INCOME	$55,685	$54,736
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Condensed Statements of Cash Flows (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended December 31,
(In thousands)	2016	2015
OPERATING ACTIVITIES
Net income	$55,461	$54,612
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH USED IN OPERATING ACTIVITIES
Depreciation and amortization	30,126	27,205
Amortization of:
Other regulatory assets and liabilities—net	823	325
Debt related costs	353	293
Deferred income taxes—net	34,145	58,522
Accrued/deferred pension and other post-retirement benefit cost	5,411	5,615
Compensation expense related to stock-based awards	4,652	3,350
Provision for doubtful accounts	2,241	1,997
Other non-cash charges—net	2,447	1,494
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable, unbilled revenues and receivables from associated companies—net	(133,605)	(84,105)
Gas costs and other regulatory assets/liabilities—net	35,400	(13,447)
Storage gas	(6,029)	5,476
Prepaid taxes	(11,934)	(37,443)
Other prepayments	(9,729)	(9,478)
Accounts payable and other accrued liabilities, including payables to associated companies	39,810	4,154
Customer deposits and advance payments	(8,410)	5,598
Accrued taxes	9,307	5,121
Accrued interest	9,634	7,779
Other current assets	439	120
Other current liabilities	(33,333)	(3,154)
Deferred gas costs—net	(18,493)	17,874
Deferred assets—other	(6,215)	(10,541)
Deferred liabilities—other	(16,794)	(4,461)
Derivatives	(38,990)	(53,635)
Other—net	510	(10)
Net Cash Used in Operating Activities	(52,773)	(16,739)
FINANCING ACTIVITIES
Debt issuance costs	(375)	(135)
Notes payable issued —net	177,000	118,475
Project financing	5,200	—
Dividends on common stock and preferred stock	(21,453)	(20,269)
Other financing activities—net	2,248	1,949
Net Cash Provided by Financing Activities	162,620	100,020
INVESTING ACTIVITIES
Capital expenditures (excluding AFUDC)	(109,847)	(83,281)
Net Cash Used In Investing Activities	(109,847)	(83,281)
INCREASE IN CASH AND CASH EQUIVALENTS	—	—
Cash and Cash Equivalents at Beginning of Year	1	1
Cash and Cash Equivalents at End of Period	$1	$1
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes refunded — net	$(6,449)	$—
Interest paid	$683	$4,753
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Project financing activities	$(29,871)	$1,356
Capital expenditure accruals included in accounts payable and other accrued liabilities	$40,601	$28,073
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
The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Therefore, certain financial information and note disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) are omitted in this interim report. The interim consolidated financial statements and accompanying notes should be read in conjunction with the combined Annual Report on Form 10-K for WGL and Washington Gas for the fiscal year ended September 30, 2016. Due to the seasonal nature of our businesses, the results of operations for the periods presented in this report are not necessarily indicative of actual results for the full fiscal years ending September 30, 2017 and 2016, of either WGL or Washington Gas.
The accompanying unaudited financial statements for WGL and Washington Gas reflect all normal recurring adjustments that are necessary, in our opinion, to present fairly the results of operations in accordance with GAAP. On October 1, 2016, WGL and Washington Gas adopted ASU 2015-03 and ASU 2015-15. These standards require an entity to account for debt issuance costs as a deduction from the carrying amount of debt in the balance sheet and the amortization of debt issuance costs presented as interest expense, consistent with debt discounts. Prior period amounts related to other deferred charges and other assets and long-term debt in the accompanying condensed balance sheets have been reclassified to conform to the current period presentation.
For a complete description of our accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements of the combined Annual Report on Form 10-K for WGL and Washington Gas for the fiscal year ended September 30, 2016.

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
For the three months ended December 31, 2016, WGL and Washington Gas did not record any lower-of-cost or market adjustments. For the three months ended December 31, 2015, WGL recorded a decrease to non-utility operating revenues due to a lower-of-cost or market adjustment of $1.9 million and Washington Gas did not record any lower-of-cost market adjustment.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

ACCOUNTING STANDARDS ADOPTED IN FISCAL YEAR 2017
Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
ASU 2015-03 and ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost and Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements

The standard requires an entity to present debt issuance costs in the balance sheet as a direct deduction of the debt liability and the amortization of debt issuance costs be presented as interest expense in a manner consistent with its accounting treatment of debt discounts. The standard requires retrospective application.

An entity can defer and present debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.

The new guidance does not change the recognition and measurement guidance for debt issuance costs.
October 1, 2016
Implementation of these standards resulted in a reduction of other deferred assets and long-term debt in our Consolidated Balance Sheets. The amounts that were reclassified at September 30, 2016 for WGL and Washington Gas were $9.3 million and $6.8 million, respectively.

ASU 2015-02 and ASU 2016-17, Consolidation (Topic 810): Amendments to the Consolidation Analysis and Interests Held through Related Parties that are Under Common Control
The standards changed the analysis to be performed in determining whether certain types of legal entities should be consolidated, specifically the analysis of limited partnerships and similar entities, fee arrangements and related party relationships. The standard permits prospective or retrospective application for different parts.
The consolidation guidance was also amended as to how a reporting entity, that is the single decision maker of a VIE, should treat indirect interests in the entity held through related parties that are under common control with the reporting entity, when determining whether it is the primary beneficiary of that VIE.
		October 1, 2016	The amendments to the consolidation guidance under these standards were applied and did not have an impact on the financial statements.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

ASU 2015-05, Intangibles-Goodwill and Other -Internal-Use Software (Subtopic 350-40)-Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement
The standard clarifies that a cloud computing customer may account for the arrangement as a software license when (1) the customer has a contractual right to take possession of the software at any time during the hosting period without significant penalty, and (2) it is feasible for the customer to either operate the software on its own hardware or contract with another party unrelated to the vendor to host the software. If the arrangement does not meet these criteria, it would be accounted for as a service contract and accounted for as an operating expense in the period incurred.

	October 1, 2016	WGL elected to apply the standard on a prospective basis, which did not have a material impact on the financial statements.

OTHER NEWLY ISSUED ACCOUNTING STANDARDS
Standard	Description	Required date of adoption	Effect on the financial statements or other significant matters
ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting	This standard simplifies several aspects of the accounting for share-based payment transactions, including accounting for income taxes, forfeitures, and statutory tax withholding requirements.	October 1, 2017	We are in the process of evaluating the impact the adoption of this standard will have on our financial statements.
ASU 2016-15, Statement of Cash Flows (Topic 230)—Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force)	This update provides guidance on the classification of certain cash receipts and payments in the statement of cash flows.	October 1, 2018	We are in the process of evaluating the impact the adoption of this standard will have on our financial statements.
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
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

ASU 2016-01, Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities
The new standard amends certain disclosure requirements associated with the fair value of financial instruments, and significantly revises an entity’s accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value.
	October 1, 2018	We performed a preliminary evaluation and the adoption of this standard will primarily impact the disclosure of our financial instruments.
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

WGL Holdings, Inc.
(In millions)	December 31, 2016	September 30, 2016
Accounts payable—trade	$397.8	$353.0
Employee benefits and payroll accruals	22.2	34.4
Other accrued liabilities	27.5	18.0
Total	$447.5	$405.4

Washington Gas Light Company
(In millions)	December 31, 2016	September 30, 2016
Accounts payable—trade	$198.7	$161.0
Employee benefits and payroll accruals	21.2	32.2
Other accrued liabilities	13.8	11.8
Total	$233.7	$205.0

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3. SHORT-TERM DEBT
WGL and Washington Gas satisfy their short-term financing requirements through the sale of commercial paper, financing arrangements with third-party lenders, or through bank borrowings. Due to the seasonal nature of the regulated utility and retail energy-marketing segments, short-term financing requirements can vary significantly during the year. Revolving credit agreements are maintained to support outstanding commercial paper and to permit short-term borrowing flexibility. The policy of each WGL and Washington Gas is to maintain bank credit facilities in amounts equal to or greater than the expected maximum commercial paper position. The following is a summary of committed credit available at December 31, 2016 and September 30, 2016.

Committed Credit Available ($ In millions)
December 31, 2016	WGL(b)	Washington Gas	Total Consolidated
Committed credit agreements
Unsecured revolving credit facility, expires December 19, 2019(a)	$450.0	$350.0	$800.0
Less: Commercial Paper	374.0	219.0	593.0
Net committed credit available	$76.0	$131.0	$207.0
Weighted average interest rate	0.89%	0.69%	0.82%
September 30, 2016
Committed credit agreements
Unsecured revolving credit facility, expires December 19, 2019(a)	$450.0	$350.0	$800.0
Less: Commercial Paper	227.0	42.0	269.0
Net committed credit available	$223.0	$308.0	$531.0
Weighted average interest rate	0.73%	0.46%	0.69%

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
At December 31, 2016 and September 30, 2016, there were no outstanding bank loans from WGL’s or Washington Gas’ revolving credit facilities.

PROJECT FINANCING
Washington Gas has obtained third-party project financing on behalf of the Federal government to provide funds during the construction of certain energy management services projects entered into under Washington Gas' area-wide contract. In connection with work completed under the area-wide contract, the construction work is performed by WGL Energy Systems on behalf of Washington Gas and an inter-company payable is recorded for work provided by WGL Energy Systems. As work is performed, Washington Gas establishes a receivable representing the government's obligation to remit principal and interest. The payable and receivable are equal to each other at the end of the construction period, but there may be timing differences in the recognition of the project related payable and receivable during the construction period. When these projects are formally “accepted” by the government and deemed complete, Washington Gas assigns the ownership of the receivable to the third party lender in satisfaction of the obligation and removes both the receivable and the obligation related to the financing from its financial statements.

In December 2016, WGL Energy Systems entered into an agreement to obtain third-party financing and receive funds directly from the third party lender during the construction period associated with the related energy management service projects. As a result, Washington Gas will no longer be liable under future third party financing arrangements, for projects entered into under the area-wide contract. The general terms of the financing agreement are the same as the prior financing arrangements between Washington Gas and the third party lender mentioned above. Washington Gas will continue to record a receivable representing the government’s obligation, and will record an inter-company payable to WGL Energy Systems for the construction work performed for the same amount.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

As of December 31, 2016, Washington Gas recorded $51.7 million in "Unbilled revenues" on the balance sheet and WGL and Washington Gas recorded $41.4 million and $37.7 million, respectively, in a corresponding short-term obligation to third party lenders in "Notes payable and project financing", for energy management services projects that were not complete. As of September 30, 2016, Washington Gas recorded a $73.3 million "Unbilled revenues" on the balance sheet and a $62.4 million corresponding short-term obligation to third party lenders in "Notes payable and project financing" for energy management services projects that were not complete. WGL Energy Services did not obtain any third-party project financing on behalf of the Federal government for the fiscal year ended September 30, 2016. Because these projects are financed for government agencies which have minimal credit risk, and with which we have previous collection experience, neither WGL nor Washington Gas recorded a corresponding reserve for bad debts related to these receivables at December 31, 2016 or September 30, 2016.
NOTE 4. LONG-TERM DEBT
UNSECURED NOTES
WGL and Washington Gas issue long-term notes with individual terms regarding interest rates, maturities and call or put options. These notes can have maturity dates of one or more years from the date of issuance.
At December 31, 2016 and September 30, 2016, WGL had the capacity under a shelf registration to issue an unspecified amount of long-term debt securities. As a result of certain covenants included in the Merger Agreement among WGL, AltaGas and Wrangler, Inc., WGL is limited to the length of term that we may issue debt. Refer to Note 16 — Subsequent Events for a discussion of the proposed merger.
At December 31, 2016 and September 30, 2016 Washington Gas had the capacity under a shelf registration statement to issue up to $350.0 million of additional Medium-Term Notes (MTNs).
The following tables show the outstanding notes as of December 31, 2016 and September 30, 2016.

Long-Term Debt Outstanding
($ In millions)	WGL(a)	Washington Gas	Total Consolidated
December 31, 2016
Long-term debt (b)	$500.0	$946.0	$1,446.0
Unamortized discount	(1.6)	(0.1)	(1.7)
Unamortized debt expense	(2.3)	(6.8)	(9.1)
Total Long-Term Debt	$496.1	$939.1	$1,435.2
Weighted average interest rate	2.61%	5.12%	4.25%
September 30, 2016
Long-term debt (b)	$500.0	$946.0	$1,446.0
Unamortized discount	(1.6)	(0.1)	(1.7)
Unamortized debt expense	(2.4)	(6.9)	(9.3)
Total Long-Term Debt	$496.0	$939.0	$1,435.0
Weighted average interest rate	2.50%	5.12%	4.21%

(a)	WGL includes WGL Holdings and all subsidiaries other than Washington Gas.

(b)	Includes Senior Notes and term loans for WGL and both MTNs and private placement notes for Washington Gas. Represents face value including current maturities.

There were no issuances or retirements of long-term debt for WGL or Washington Gas for the three months ended December 31, 2016 and 2015.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 5. COMMON SHAREHOLDERS’ EQUITY
The tables below reflect the components of “Common shareholders’ equity” for WGL and “Common shareholder’s equity” for Washington Gas for the three months ended December 31, 2016 and 2015.

WGL Holdings, Inc. Components of Common Shareholders’ Equity
(In thousands, except shares)	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	WGL Holdings Common Shareholders' Equity	Non-controlling Interest	Washington Gas Light Company Preferred Stock	Total Equity
	Shares	Amount
Balance at September 30, 2016	51,080,612	$574,496	$12,519	$827,085	$(38,539)	$1,375,561	$409	$28,173	$1,404,143
Net income	—	—	—	57,972	—	57,972	(2,535)	330	55,767
Contributions from non-controlling interest	—	—	—	—	—	—	7,331	—	7,331
Other comprehensive income	—	—	—	—	29,413	29,413	—	—	29,413
Stock-based compensation(a)	104,676	6,564	(6,567)	(126)	—	(129)	—	—	(129)
Issuance of common stock(b)	25,680	1,613	—	—	—	1,613	—	—	1,613
Dividends declared:
Common stock	—	—	—	(24,965)	—	(24,965)	—	—	(24,965)
Preferred stock	—	—	—	—	—	—	—	(330)	(330)
Balance at December 31, 2016	51,210,968	$582,673	$5,952	$859,966	$(9,126)	$1,439,465	$5,205	$28,173	$1,472,843
Balance at September 30, 2015	49,728,662	$485,456	$14,934	$757,093	$(14,236)	$1,243,247	$—	$28,173	$1,271,420
Net income	—	—	—	68,171	—	68,171	—	330	68,501
Other comprehensive income	—	—	—	—	758	758	—	—	758
Stock-based compensation(a)	103,113	5,947	(6,016)	(40)	—	(109)	—	—	(109)
Issuance of common stock(b)	1,574	83	—	—	—	83	—	—	83
Dividends declared:
Common stock	—	—	—	(23,048)	—	(23,048)	—	—	(23,048)
Preferred stock	—	—	—	—	—	—	—	(330)	(330)
Balance at December 31, 2015	49,833,349	$491,486	$8,918	$802,176	$(13,478)	$1,289,102	$—	$28,173	$1,317,275

(a) Includes dividend equivalents related to our performance shares.
(b) Includes dividend reinvestment and common stock purchase plans.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Washington Gas Light Company Components of Common Shareholder’s Equity
(In thousands, except shares)	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total
	Shares	Amount
Balance at September 30, 2016	46,479,536	$46,479	$488,135	$586,662	$(7,830)	$1,113,446
Net income	—	—	—	55,461	—	55,461
Other comprehensive income	—	—	—	—	224	224
Stock-based compensation(a)	—	—	(6)	—	—	(6)
Dividends declared:
Common stock	—	—	—	(21,134)	—	(21,134)
Preferred stock	—	—	—	(330)	—	(330)
Balance at December 31, 2016	46,479,536	$46,479	$488,129	$620,659	$(7,606)	$1,147,661
Balance at September 30, 2015	46,479,536	$46,479	$483,677	$557,848	$(6,712)	$1,081,292
Net income	—	—	—	54,612	—	54,612
Other comprehensive income	—	—	—	—	124	124
Stock-based compensation(a)	—	—	(117)	—	—	(117)
Dividends declared:
Common stock	—	—	—	(19,933)	—	(19,933)
Preferred stock	—	—	—	(330)	—	(330)
Balance at December 31, 2015	46,479,536	$46,479	$483,560	$592,197	$(6,588)	$1,115,648
(a) Stock-based compensation is based on the stock awards of WGL that are allocated to Washington Gas Light Company for its pro-rata share.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6. EARNINGS PER SHARE
Basic EPS of WGL is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS assumes the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period unless the effect of such issuance would be anti-dilutive. The following table reflects the computation of our basic and diluted EPS for the three months ended December 31, 2016 and 2015.

Basic and Diluted EPS
(In thousands, except per share data)	Net Income Applicable to Common Stock	Shares	Per Share Amount
Three Months Ended December 31, 2016
Basic EPS	$57,972	51,172	$1.13
Stock-based compensation plans	—	273
Diluted EPS	$57,972	51,445	$1.13
Three Months Ended December 31, 2015
Basic EPS	$68,171	49,807	$1.37
Stock-based compensation plans	—	223
Diluted EPS	$68,171	50,030	$1.36
There were no anti-dilutive shares for the three months ended December 31, 2016. For the three months December 31, 2015, 76,000 performance shares issuable pursuant to our stock-based compensation plans were not considered in the diluted share calculation due to the anti-dilutive effect of such shares.
NOTE 7. INCOME TAXES
As of December 31, 2016 and September 30, 2016, our uncertain tax positions were approximately $43.1 million and $42.3 million, respectively, primarily due to the change in tax accounting for repairs. If the amounts of unrecognized tax benefits are eventually realized, it would not materially impact the effective tax rate. It is reasonably possible that the amount of the unrecognized tax benefit with respect to some of WGL’s and Washington Gas’ uncertain tax positions will significantly increase or decrease in the next 12 months. At this time, however, an estimate of the range of reasonably possible outcomes cannot be determined.
Under ASC Topic 740, Income Taxes, Washington Gas recognizes any accrued interest associated with uncertain tax positions in interest expense and recognizes any accrued penalties associated with uncertain tax positions in other expenses in the statements of income. At December 31, 2016 and September 30, 2016, we did not have an accrual of interest expense related to uncertain tax positions.
WGL files a consolidated federal tax return and various other state returns. We are no longer subject to income tax examinations by the Internal Revenue Service for years ended prior to September 30, 2012, except for pending carryback refund claims. Substantially all state income tax years in major jurisdictions are closed for years ended prior to September 30, 2012.

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
All physically and financially settled contracts under our asset optimization program are reported on a net basis in the statements of income in “Utility cost of gas.” Total net margins recorded to “Utility cost of gas” after sharing and management fees associated with all asset optimization transactions for the three months ended December 31, 2016 was a net gain of $24.3 million including an unrealized gain of $15.4 million. During the three months ended December 31, 2015 we recorded a net gain of $26.8 million including an unrealized gain of $19.4 million.
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
Non-Utility Operations
Trading Activities. WGL Midstream enters into derivative contracts for the purpose of optimizing its storage and transportation capacity as well as managing the transportation and storage assets on behalf of third parties. WGL Midstream does not designate these derivatives as hedges under ASC Topic 815; therefore, changes in the fair value of these derivative instruments are reflected in the earnings of our non-utility operations and may cause significant period-to-period volatility in earnings.
Managing Price Risk. WGL Energy Services enters into certain derivative contracts as part of its strategy to manage the price risk associated with the sale and purchase of natural gas and electricity. WGL Energy Services elects "normal purchases and normal sales" treatment for a portion of these physical contracts related to the purchase of natural gas and electricity to serve our customers and therefore, they are not subject to the fair value accounting requirements of ASC Topic 815. Derivative instruments not designated as "normal purchases and normal sales" are recorded at fair value on our consolidated balance sheets, and changes in the fair value of these derivative instruments are reflected in the earnings of our non-utility operations, which may cause significant period-to-period volatility in earnings. WGL Energy Services does not designate derivatives as hedges under ASC Topic 815.
Managing Interest-Rate Risk. WGL utilizes derivative instruments that are designed to limit the risk of interest-rate volatility associated with future debt issuances.

At December 31, 2016, WGL had $250 million of forward starting interest rate swaps, which hedge the variability in future interest payments associated with WGL's expected issuance of 30-year debt in January 2018. WGL designated these interest rate swaps as cash flow hedges with the effective portion of changes in fair value is reported as a component of other comprehensive income (loss). As a result of certain covenants related to the proposed merger with AltaGas, in January 2017, WGL de-designated these hedges. The balance in accumulated other comprehensive income at December 31, 2016 was $6.4 million related to these hedges. Refer to Note 16 — Subsequent Events for a discussion of the proposed merger.

WGL had also elected cash flow hedge accounting for interest rate swaps, that settled with the issuance of the related debt in the first quarter of fiscal 2015. The effective portion of the gains and losses on the hedge were recorded within other

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

comprehensive income (loss) and are amortized over the life of the debt (through 2044). The amortization was minimal for the three months ended December 31, 2016 and 2015.

Consolidated Operations
Reflected in the tables below is information for WGL as well as Washington Gas. The information for WGL includes derivative instruments for both utility and non-utility operations.

At December 31, 2016 and September 30, 2016, respectively, the absolute notional amounts of our derivatives were as follows:

Absolute Notional Amounts of Open Positions on Derivative Instruments
Derivative transactions	WGL Holdings, Inc.	Washington Gas
December 31, 2016	Notional Amounts
Natural Gas (In millions of therms)
Asset optimization & trading	21,088.7	12,451.0
Retail sales	32.4	—
Other risk-management activities	1,782.1	1,298.0
Electricity (In millions of kWhs)
Retail sales	5,342.6	—
Other risk-management activities(a)	18,244.0	—
Interest Rate Swaps (In millions of dollars)	$250.0	—
September 30, 2016
Natural Gas (In millions of therms)
Asset optimization & trading	21,084.5	12,725.0
Retail sales	50.2	—
Other risk-management activities	1,789.0	1,309.0
Electricity (In millions of kWhs)
Retail sales	4,377.5	—
Other risk-management activities(a)	21,070.4	—
Interest Rate Swaps (In millions of dollars)	$250.0	—
(a) Comprised primarily of financial swaps, financial transmission rights and physical forward purchases.
The following tables present the balance sheet classification for all derivative instruments as of December 31, 2016 and September 30, 2016.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

WGL Holdings, Inc. Balance Sheet Classification of Derivative Instruments
(In millions)	Derivative Instruments Not Designated as Hedging Instruments		Derivative Instruments Designated as Hedging Instruments
As of December 31, 2016	Gross Derivative Assets	Gross Derivative Liabilities	Gross Derivative Assets	Gross Derivative Liabilities	Netting of Collateral	Total(a)
Current Assets—Derivatives	$30.5	$(9.7)	$—	$—	$(0.1)	$20.7
Deferred Charges and Other Assets—Derivatives	40.9	(0.6)	11.9	(5.5)	—	46.7
Current Liabilities—Derivatives	10.9	(85.9)	—	—	8.2	(66.8)
Deferred Credits—Derivatives	1.3	(230.7)	—	—	5.4	(224.0)
Total	$83.6	$(326.9)	$11.9	$(5.5)	$13.5	$(223.4)
As of September 30, 2016
Current Assets—Derivatives	$24.0	$(5.5)	$—	$—	$—	$18.5
Deferred Charges and Other Assets—Derivatives	55.6	(0.6)	—	—	—	55.0
Current Liabilities—Derivatives	18.3	(113.2)	—	—	12.6	(82.3)
Deferred Credits—Derivatives	6.4	(279.3)	0.2	(43.1)	11.6	(304.2)
Total	$104.3	$(398.6)	$0.2	$(43.1)	$24.2	$(313.0)

Washington Gas Light Company Balance Sheet Classification of Derivative Instruments(b)
(In millions)
As of December 31, 2016	Gross Derivative Assets	Gross Derivative Liabilities	Netting of Collateral	Total(a)
Current Assets—Derivatives	$12.2	$(3.7)	$(0.1)	$8.4
Deferred Charges and Other Assets—Derivatives	18.8	—	—	18.8
Current Liabilities—Derivatives	0.4	(52.0)	0.3	(51.3)
Deferred Credits—Derivatives	—	(194.4)	0.1	(194.3)
Total	$31.4	$(250.1)	$0.3	$(218.4)
As of September 30, 2016
Current Assets—Derivatives	$11.7	$(4.4)	$—	$7.3
Deferred Charges and Other Assets—Derivatives	26.2	(0.6)	—	25.6
Current Liabilities—Derivatives	1.9	(60.2)	—	(58.3)
Deferred Credits—Derivatives	—	(232.0)	—	(232.0)
Total	$39.8	$(297.2)	$—	$(257.4)
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
(b) Washington Gas did not have any derivative instruments outstanding that were designated as hedging instruments at December 31, 2016 or September 30, 2016.
The following table presents all gains and losses associated with derivative instruments for the three months ended December 31, 2016 and 2015.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Gains and Losses on Derivative Instruments
(In millions)	WGL Holdings, Inc.		Washington Gas
Three Months Ended December 31,	2016	2015	2016	2015
Recorded to income
Operating revenues—non-utility	$(36.7)	$25.7	$—	$—
Utility cost of gas	14.7	21.4	14.7	21.4
Non-utility cost of energy-related sales	31.3	7.5	—	—
Interest expense	(0.1)	—	—	—
Recorded to regulatory assets
Gas costs	19.6	34.8	19.6	34.8
Recorded to other comprehensive income(a)	49.5	1.1	—	—
Total	$78.3	$90.5	$34.3	$56.2
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
The table below presents collateral not offset against derivative assets and liabilities at December 31, 2016 and September 30, 2016, respectively.

Collateral Not Offset Against Derivative Assets and Liabilities (In millions)
December 31, 2016	Collateral deposits posted with counterparties	Cash collateral held representing an obligation
Washington Gas	$6.3	$1.5
WGL Energy Services	15.1	—
WGL Midstream	22.9	1.2
September 30, 2016
Washington Gas	$4.3	$0.1
WGL Energy Services	9.1	—
WGL Midstream	18.5	5.4
Any collateral posted that is not offset against derivative assets and liabilities is included in “Other prepayments” in the accompanying balance sheets. Collateral received and not offset against derivative assets and liabilities is included in “Customer deposits and advance payments” in the accompanying balance sheets.
Certain derivative instruments of WGL, Washington Gas, WGL Energy Services and WGL Midstream contain contract provisions that require collateral to be posted if the credit rating of Washington Gas or WGL falls below certain levels or if counterparty exposure to WGL, Washington Gas, WGL Energy Services or WGL Midstream exceeds a certain level. Due to counterparty exposure levels, at December 31, 2016, WGL Energy Services posted $8.6 million of collateral related to its derivative liabilities that contained credit-related contingent features. At September 30, 2016, WGL Energy Services posted $5.5 million of collateral related to these aforementioned derivative liabilities. At December 31, 2016, WGL was not required to post collateral related to a derivative liability that contained a credit-related contingent feature. At September 30, 2016, WGL was required to post $6.5 million of collateral related to its derivative liabilities that contained credit-related contingent features. At both December 31, 2016 and September 30, 2016, Washington Gas and WGL Midstream were not required to post any collateral related to their respective derivative liabilities that contained credit-related contingent features. The following table shows the aggregate fair value of all derivative instruments with credit-related contingent features that are in a liability position, as well as the maximum amount of collateral that would be required if the most intrusive credit-risk-related contingent features underlying these agreements were triggered on December 31, 2016 and September 30, 2016, respectively.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Potential Collateral Requirements for Derivative Liabilities with Credit-Risk-Contingent Features
(In millions)	WGL Holdings, Inc.	Washington Gas
December 31, 2016
Derivative liabilities with credit-risk-contingent features	$27.8	$12.2
Maximum potential collateral requirements	17.4	12.0
September 30, 2016
Derivative liabilities with credit-risk-contingent features	$53.9	$11.3
Maximum potential collateral requirements	41.4	11.3
We do not enter into derivative contracts for speculative purposes.
Concentration of Credit Risk
We are exposed to credit risk from derivative instruments with wholesale counterparties, which is represented by the fair value of these instruments at the reporting date. We actively monitor and work to minimize counterparty concentration risk through various practices. At December 31, 2016, two counterparties each represented over 10% of Washington Gas’ credit exposure to wholesale derivative counterparties for a total credit risk of $34.0 million; three counterparties each represented over 10% of WGL Energy Services’ credit exposure to wholesale counterparties for a total credit risk of $3.9 million; and one counterparty represented over 10% of WGL Midstream’s credit exposure to wholesale counterparties for a total credit risk of $20.2 million.
WEATHER-RELATED INSTRUMENTS
WGL Energy Services utilizes weather-related instruments for managing the financial effects of weather risks. These instruments cover a portion of WGL Energy Services’ estimated revenue or energy-related cost exposure to variations in heating or cooling degree days. These contracts provide for payment to WGL Energy Services of a fixed-dollar amount for every degree day over or under specific levels during the calculation period depending upon the type of contract executed. During the three months ended December 31, 2016 and 2015, WGL Energy Services recorded a pre-tax loss of $1.5 million and a pre-tax gain of $6.0 million, respectively, related to these instruments included in "Non-utility cost of energy related sales" in the accompanying condensed consolidated statements of income.

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
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Level 1.Level 1 of the fair value hierarchy consists of assets or liabilities that are valued using observable inputs based upon unadjusted quoted prices in active markets for identical assets or liabilities at the reporting date. WGL did not have any Level 1 derivatives at December 31, 2016 or September 30, 2016.
Level 2.Level 2 of the fair value hierarchy consists of assets or liabilities that are valued using directly or indirectly observable inputs either corroborated with market data or based on exchange traded market data. Level 2 includes fair values based on industry-standard valuation techniques that consider various assumptions: (i) quoted forward prices, including the use of mid-market pricing within a bid/ask spread; (ii) discount rates; (iii) implied volatility and (iv) other economic factors. Substantially all of these assumptions are observable throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the relevant market. At December 31, 2016 and September 30, 2016, Level 2 financial assets and liabilities included energy-related physical and financial derivative transactions such as forward, option and other contracts for deliveries at active market locations, as well as our interest rate swaps.
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
At December 31, 2016 and September 30, 2016, Level 3 derivative assets and liabilities included: (i) physical contracts valued at illiquid market locations with no observable market data; (ii) long-dated positions where observable pricing is not available over the majority of the life of the contract; (iii) contracts valued using historical spot price volatility assumptions and (iv) valuations using indicative broker quotes for inactive market locations.

The following tables set forth financial instruments recorded at fair value as of December 31, 2016 and September 30, 2016, respectively. A financial instrument’s classification within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

WGL Holdings, Inc. Fair Value Measurements Under the Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Total
At December 31, 2016
Assets
Natural gas related derivatives	$—	$29.5	$40.4	$69.9
Electricity related derivatives	—	0.6	13.1	13.7
Interest rate derivatives	—	11.9	—	11.9
Total Assets	$—	$42.0	$53.5	$95.5
Liabilities
Natural gas related derivatives	$—	$(33.8)	$(269.0)	$(302.8)
Electricity related derivatives	—	(2.7)	(21.4)	(24.1)
Interest rate derivatives	—	(5.5)	—	(5.5)
Total Liabilities	$—	$(42.0)	$(290.4)	$(332.4)
At September 30, 2016
Assets
Natural gas related derivatives	$—	$28.8	$54.0	$82.8
Electricity related derivatives	—	0.6	20.9	21.5
Interest rate derivatives	—	0.2	—	0.2
Total Assets	$—	$29.6	$74.9	$104.5
Liabilities
Natural gas related derivatives	$—	$(46.7)	$(318.2)	$(364.9)
Electricity related derivatives	—	(3.8)	(29.9)	(33.7)
Interest rate derivatives	—	(43.1)	—	(43.1)
Total Liabilities	$—	$(93.6)	$(348.1)	$(441.7)

Washington Gas Light Company Fair Value Measurements Under the Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Total
At December 31, 2016
Assets
Natural gas related derivatives	$—	$11.0	$20.4	$31.4
Total Assets	$—	$11.0	$20.4	$31.4
Liabilities
Natural gas related derivatives	$—	$(20.9)	$(229.2)	$(250.1)
Total Liabilities	$—	$(20.9)	$(229.2)	$(250.1)
At September 30, 2016
Assets
Natural gas related derivatives	$—	$15.4	$24.4	$39.8
Total Assets	$—	$15.4	$24.4	$39.8
Liabilities
Natural gas related derivatives	$—	$(21.2)	$(276.0)	$(297.2)
Total Liabilities	$—	$(21.2)	$(276.0)	$(297.2)
The following table includes quantitative information about the significant unobservable inputs used in the fair value measurement of our Level 3 financial instruments and the respective fair values of the net derivative asset and liability positions, by contract type, as of December 31, 2016 and September 30, 2016.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Quantitative Information about Level 3 Fair Value Measurements
(In millions)	Net Fair Value December 31, 2016	Valuation Techniques	Unobservable Inputs	Range

WGL Holdings, Inc.
Natural gas related derivatives	$(228.6)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($1.723) - $5.270
		Option Model	Natural Gas Basis Price (per dekatherm)	($1.605) - $2.903
			Annualized Volatility of Spot Market Natural Gas	25.5% - 869.9%
Electricity related derivatives	$(8.3)	Discounted Cash Flow	Electricity Congestion Price (per megawatt hour)	($6.199) - $66.300

Washington Gas Light Company
Natural gas related derivatives	$(208.8)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($1.400) - $5.270

(In millions)	Net Fair Value September 30, 2016

WGL Holdings, Inc.
Natural gas related derivatives	$(264.1)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($2.021) - $3.290
		Option Model	Natural Gas Basis Price (per dekatherm)	($2.105) - $3.310
	$(0.1)		Annualized Volatility of Spot Market Natural Gas	25.5% - 869.9%
Electricity related derivatives	$(9.1)	Discounted Cash Flow	Electricity Congestion Price (per megawatt hour)	($6.199) - $68.700

Washington Gas Light Company
Natural gas related derivatives	$(251.6)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($2.021) - $3.290
The following tables are a summary of the changes in the fair value of our derivative instruments that are measured at net fair value on a recurring basis in accordance with ASC Topic 820 using significant Level 3 inputs during the three months ended December 31, 2016 and 2015, respectively.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
	WGL Holdings, Inc.			Washington Gas Light Company
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Total	Total - Natural Gas Related Derivatives
Three Months Ended December 31, 2016
Balance at October 1, 2016	$(264.1)	$(9.1)	$(273.2)	$(251.6)
Realized and unrealized gains (losses)
Recorded to income	10.3	(3.6)	6.7	17.0
Recorded to regulatory assets—gas costs	22.0	—	22.0	22.0
Transfers into Level 3	(0.2)	—	(0.2)	0.2
Purchases	—	(2.8)	(2.8)	—
Settlements	3.4	7.2	10.6	3.6
Balance at December 31, 2016	$(228.6)	$(8.3)	$(236.9)	$(208.8)
Three Months Ended December 31, 2015
Balance at October 1, 2015	$(309.7)	$(16.0)	$(325.7)	$(281.1)
Realized and unrealized gains (losses)
Recorded to income	22.8	(22.3)	0.5	17.0
Recorded to regulatory assets—gas costs	29.6	—	29.6	29.6
Transfers into Level 3	(0.9)	—	(0.9)	(0.2)
Transfers out of Level 3	8.9	—	8.9	8.8
Purchases	—	6.4	6.4	—
Settlements	5.7	7.5	13.2	3.8
Balance at December 31, 2015	$(243.6)	$(24.4)	$(268.0)	$(222.1)
Transfers between different levels of the fair value hierarchy may occur based on fluctuations in the valuation and on the level of observable inputs used to value the instruments from period to period. It is our policy to show both transfers into and out of the different levels of the fair value hierarchy at the fair value as of the beginning of the period. There were no transfers out of Level 3 during the three months ended December 31, 2016. Transfers out of Level 3 during the three months ended December 31, 2015 were due to an increase in observable market inputs. Transfers into Level 3 during the three months ended December 31, 2016 and 2015 were due to an increase in unobservable market inputs.
The table below sets forth the line items on the statements of income to which amounts are recorded for the three months ended December 31, 2016 and 2015, respectively, related to fair value measurements using significant Level 3 inputs.

Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
	WGL Holdings, Inc.			Washington Gas Light Company
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Total	Total - Natural Gas Related Derivatives
Three Months Ended December 31, 2016
Operating revenues—non-utility	$(10.3)	$(10.7)	$(21.0)	$—
Utility cost of gas	17.0	—	17.0	17.0
Non-utility cost of energy-related sales	3.6	7.1	10.7	—
Total	$10.3	$(3.6)	$6.7	$17.0
Three Months Ended December 31, 2015
Operating revenues—non-utility	$9.5	$(12.2)	$(2.7)	$—
Utility cost of gas	17.0	—	17.0	17.0
Non-utility cost of energy-related sales	(3.7)	(10.1)	(13.8)	—
Total	$22.8	$(22.3)	$0.5	$17.0

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Unrealized gains (losses) attributable to derivative assets and liabilities measured using significant Level 3 inputs were recorded as follows, for the three months ended December 31, 2016 and 2015, respectively.

Unrealized Gains (Losses) Recorded for Level 3 Measurements
	WGL Holdings, Inc.			Washington Gas Light Company
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Total	Total - Natural Gas Related Derivatives
Three Months Ended December 31, 2016
Recorded to income
Operating revenues—non-utility	$(9.7)	$(5.9)	$(15.6)	$—
Utility cost of gas	15.6	—	15.6	15.6
Non-utility cost of energy-related sales	(0.1)	11.7	11.6	—
Recorded to regulatory assets—gas costs	19.7	—	19.7	19.7
Total	$25.5	$5.8	$31.3	$35.3
Three Months Ended December 31, 2015
Recorded to income
Operating revenues—non-utility	$11.3	$(5.0)	$6.3	$—
Utility cost of gas	15.9	—	15.9	15.9
Non-utility cost of energy-related sales	(4.4)	(3.6)	(8.0)	—
Recorded to regulatory assets—gas costs	27.0	—	27.0	27.0
Total	$49.8	$(8.6)	$41.2	$42.9
The following table presents the carrying amounts and estimated fair values of our financial instruments at December 31, 2016 and September 30, 2016.

WGL Holdings, Inc. Fair Value of Financial Instruments
	December 31, 2016		September 30, 2016
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Money market funds(a)	$13.3	$13.3	$10.6	$10.6
Other short-term investments(a)	$0.2	$0.2	$1.4	$1.4
Commercial paper (b)	$593.0	$593.0	$269.0	$269.0
Project financing (b)	$41.4	$41.4	$62.4	$62.4
Long-term debt(c)	$1,435.2	$1,540.6	$1,435.0	$1,641.9

Washington Gas Light Company Fair Value of Financial Instruments
	December 31, 2016		September 30, 2016
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Money market funds (a)	$5.2	$5.2	$5.0	$5.0
Other short-term investments (a)	$0.2	$0.2	$1.4	$1.4
Commercial paper (b)	$219.0	$219.0	$42.0	$42.0
Project financing (b)	$37.7	$37.7	$62.4	$62.4
Long-term debt (c)	$939.1	$1,042.6	$939.0	$1,126.4

(a)	Balance is located in cash and cash equivalents in the accompanying balance sheets. These amounts may be offset by outstanding checks.

(b)	Balance is located in notes payable in the accompanying balance sheets.

(c)	Excludes current maturities.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Our money market funds are Level 1 valuations and their carrying amount approximates fair value. Other short-term investments are primarily overnight investment accounts; their carrying amount approximates fair value based on Level 2 inputs. The maturity of our commercial paper outstanding at both December 31, 2016 and September 30, 2016 is under 30 days. Due to the short term nature of these notes, the carrying cost of our commercial paper approximates fair value using Level 2 inputs. Due to the short term nature of our project financing arrangements, the carrying cost approximates fair value using Level 2 inputs. Neither WGL’s nor Washington Gas’ long-term debt is actively traded. The fair value of long-term debt was estimated based on the quoted market prices of the U.S. Treasury issues having a similar term to maturity, adjusted for the credit quality of the debt issuer, WGL or Washington Gas. Our long-term debt fair value measurement is classified as Level 3.
On October 1, 2016, WGL and Washington Gas adopted ASU 2015-03 and ASU 2015-15. This standard requires an entity to account for debt issuance costs as a valuation account presented as a deduction from the face amount of debt in the balance sheet. Prior period amounts related to other deferred charges and other assets and long-term debt in the accompanying condensed balance sheets have been reclassified to conform to the current period presentation.

NOTE 10. OPERATING SEGMENT REPORTING
We have four reportable operating segments: regulated utility, retail energy-marketing, commercial energy systems and midstream energy services. The division of these segments into separate revenue generating components is based upon regulation, products and services. Our chief operating decision maker is our Chief Executive Officer and we evaluate segment performance based on Earnings Before Interest and Taxes (EBIT). EBIT is defined as earnings before interest and taxes less amounts attributable to non-controlling interests. Items we do not include in EBIT are interest expense, intercompany financing activity, dividends on Washington Gas preferred stock, and income taxes. EBIT includes transactions between reportable segments. We also evaluate our operating segments based on other relevant factors, such as penetration into their respective markets and return on equity.
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
As a result of the adoption of ASU 2015-03 and ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost and Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, prior period total assets have been recast to conform to current quarter presentation.
The following tables present operating segment information for the three months ended December 31, 2016 and 2015.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Operating Segment Financial Information
(In thousands)	Operating Revenues(a)	Depreciation and Amortization	Equity in Earnings of Unconsolidated Affiliates	EBIT	Total Assets	Capital Expenditures	Equity Method Investments
Three Months Ended December 31, 2016
Regulated utility	$333,986	$30,560	$—	$102,717	$4,891,722	$111,681	$—
Retail energy-marketing	298,684	305	—	29,185	518,914	404	—
Commercial energy systems(b)	14,857	4,399	2,387	4,663	932,908	43,673	68,573
Midstream energy services	(24,988)	9	(2,122)	(28,484)	607,806	—	305,492
Other activities	—	—	—	(1,198)	417,672	—	—
Eliminations(c)	(13,052)	10	—	1,108	(893,632)	—	—
Total consolidated	$609,487	$35,283	$265	$107,991	$6,475,390	$155,758	$374,065
Three Months Ended December 31, 2015
Regulated utility	$295,246	$27,595	$—	$99,289	$4,396,009	$83,561	$—
Retail energy-marketing	289,395	306	—	(567)	470,214	430	—
Commercial energy systems	15,622	3,481	394	943	723,401	17,022	62,618
Midstream energy services	21,210	35	869	20,839	258,013	—	82,565
Other activities	—	—	—	(780)	271,329	—	—
Eliminations(c)	(8,089)	(5)	—	27	(625,814)	—	—
Total consolidated	$613,384	$31,412	$1,263	$119,751	$5,493,152	$101,013	$145,183
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

(b) Commercial energy systems' operating revenues include revenues from non-controlling interest. Commercial energy systems' EBIT is adjusted for the effects of non-controlling interest.

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
The following table provides a reconciliation from EBIT to net income applicable to common stock.

	Three Months Ended December 31,
(In thousands)	2016	2015
Total consolidated EBIT	$107,991	$119,751
Interest expense	16,235	12,760
Income tax expense	33,454	38,490
Dividends on Washington Gas Light Company preferred stock	330	330
Net income applicable to common stock	$57,972	$68,171
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
WGL uses the Hypothetical Liquidation at Book Value (HLBV) methodology for certain equity method investments when the governing structuring agreement over the equity investment results in different liquidation rights and priorities than what is reflected by the underlying percentage ownership interests. For investments accounted for under the HLBV method, simply applying the percentage ownership interest to GAAP net income in order to determine earnings or losses does not accurately represent the income allocation and cash flow distributions that will ultimately be received by the investors. The equity investment agreements for ASD Solar, LP (ASD), Meade Pipeline Co LLC (Meade), Mountain Valley Pipeline, LLC (Mountain Valley) and Stonewall Gas Gathering System (Stonewall System) have liquidation rights and priorities that are sufficiently different from the ownership percentages that the HLBV method was deemed appropriate. WGL also uses the HLBV methodology to allocate the earnings between the partners in the newly formed solar investment companies SFGF LLC (SFGF), SFRC LLC (SFRC) and SFEE, LLC (SFEE). The calculation may vary in its complexity depending on the capital structure and the tax considerations for the investments.
HLBV is a balance sheet approach. When applying HLBV, WGL determines the amount that it would receive if an equity investment entity were to liquidate all of its assets at book value (as valued in accordance with GAAP) and distribute that cash to the investors based on the contractually defined liquidation priorities. The change in WGL's claim on the investee's book value at the beginning and end of the reporting period (adjusted for contributions and distributions) is WGL’s share of the earnings or losses from the equity investment for the period.
Variable Interest Entities
WGL has a variable interest in five investments that qualify as VIEs:

•	Meade,

•	SunEdison,

•	ASD,

•	SFGF, and

•	SFRC.
At December 31, 2016, WGL and its subsidiaries are not the primary beneficiary for three of the five VIEs (Meade, SunEdison and ASD); therefore we have not consolidated those VIE entities. The nature of WGL’s involvement with these investments lacks the characteristics of a controlling financial interest. WGL either does not have control over any of the non-consolidated VIEs’ activities that are economically significant to the VIEs and/or WGL does not have the obligation to absorb expected losses or the right to receive expected gains that could be significant to the VIE. WGL's subsidiary, WGSW, Inc. is the primary beneficiary for SFGF and SFRC; accordingly, we have consolidated those VIE entities.
Our maximum financial exposure to loss as a result of our involvement with the VIEs is equal to the carrying value of the investment and any liquidity arrangements, guarantees, and other contractual commitments.
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
WGL Midstream plans to invest an estimated $410 million for a 55% interest in Meade. Although WGL Midstream holds greater than a 50% interest in Meade, Meade is accounted for under the equity method of accounting because WGL Midstream does not have the power to direct the activities most significant to the economic performance of Meade. Meade is accounted for under the HLBV equity method of accounting, and any profits and losses are included in “Equity in earnings of unconsolidated affiliates” in the accompanying Consolidated Statement of Income and are added to or subtracted from the carrying amount of WGL’s investment balance. At December 31, 2016 and September 30, 2016, WGL Midstream held a $91.2 million and $80.8 million, respectively, equity method investment in Meade.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

SunEdison
WGSW is a party to fund residential retail solar energy installations with SunEdison, Inc. (SunEdison). WGSW has a master purchase agreement and master lease agreement with Sun Edison for sale/leaseback arrangements for residential solar systems.
Our agreement with SunEdison is accounted for as a direct financing lease. WGSW records associated interest in the financing lease in “Other income (expenses)-net” line in the accompanying condensed consolidated statement of income. WGSW held a $26.7 million investment in the SunEdison direct financing lease at December 31, 2016, of which $0.1 million are current receivables recorded in “Accounts Receivable” in the accompanying condensed consolidated balance sheets at December 31, 2016. Additionally, we had balances of $9.6 million of unamortized tax credits related to SunEdison in "Unamortized investment tax credits" on the accompanying condensed consolidated balance sheets at December 31, 2016.
Minimum future lease payments receivable under direct financing lease with SunEdison over the next five fiscal years and thereafter are as follows:

Minimum Payments Receivable for Direct Financing Leases
(In millions)
Remainder of 2017	$1.1
2018	1.4
2019	1.5
2020	1.5
2021	1.5
Thereafter	23.9
Total	$30.9
Minimum payments receivable exclude $7.1 million of residual values and $2.7 million in tax related items. Associated with these investments, WGSW holds $14.0 million of unearned income on its balance sheet.
On April 21, 2016, SunEdison filed a voluntary petition with the United States Bankruptcy Court for relief under Title 11 of the United States Code. EchoFirst Finance Company LLC, the subsidiary of SunEdison that is the party to our master purchase and lease agreements, is not a debtor in this bankruptcy proceeding. We will continue to monitor the impact of this development on our investment.
Our maximum financial exposure is limited to WGSW's lease payment receivables and investment contributions made to these companies. On a quarterly basis, we review our direct financing lease for credit losses. Our review is based on multiple factors including historical losses, if any, economic factors currently impacting our counterparties' repayment ability and other factors relevant to the business such as changes to regulatory and tax incentives. Our exposure is offset by the owned physical assets received as part of the transaction and the quick economic return for the investment through the investment tax credit/treasury grant proceeds and accelerated depreciation.
Nextility-Lease Settlement and Assignment
During the three months ended December 31, 2016, WGSW terminated its sale/leaseback agreement with Nextility and entered into a new lease agreement with another unrelated third party, with significantly reduced payments and lease terms. Based on the lease classification criteria per ASC 840, it was determined that the new lease is an operating lease. As a result, the net investment of $5.4 million on the consolidated balance sheet was eliminated. The solar assets were recorded at present fair value using the income approach as $4.0 million to "Property, plant and equipment" and $1.4 million was recorded as a receivable. The unamortized investment tax credits (ITC) associated with this lease will be deferred and amortized based on the assets' useful life. The deferred net ITC Receivable related to this lease is $3.5 million.
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
Our investment in ASD is accounted for under the HLBV equity method of accounting; any profits and losses are included in “Equity in earnings of unconsolidated affiliates” in the accompanying Consolidated Statement of Income and are added to or subtracted from the carrying amount of WGSW’s investment balance. At December 31, 2016 and September 30, 2016, WGSW held a $65.8 million and $66.1 million, respectively, equity method investment in ASD.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

ASD is consolidated by the general partner, Solar Direct LLC. Solar Direct LLC is a wholly owned subsidiary of American Solar Direct Inc. (ASDI). At December 31, 2016, the carrying amount of WGSW’s investment in ASD exceeded the amount of the underlying equity in net assets by $35.8 million due to WGSW recording additions to its investment in ASD’s net assets at fair value of contributions in accordance with GAAP. This basis difference is being amortized over the life of the assets.
SFGF
On August 24 2016, WGSW and a tax equity partner formed SFGF to acquire distributed generation solar projects in the State of Georgia that are developed by WGL Energy Systems. WGSW is the managing member and will provide cash equity equal to the purchase price of the solar projects less any contributions from the tax-equity partner. As of December 31, 2016 WGSW has contributed $12.0 million into the tax equity partnership and held a $15.1 million interest in SFGF.
SFGF is consolidated into WGL's results of operations because under the VIE method of accounting, WGSW is the primary beneficiary as a result of its ability to direct the activities most significant to the economic performance of SFGF. WGL Energy Systems is the operations and maintenance provider, and the developer of the projects. Profits and losses are allocated between the partners under the HLBV method of accounting and the portion allocated to the tax equity partner is included in "Net income (loss) attributable to non-controlling interest" on the consolidated statement of income and is recorded to "Non-controlling interest" on the consolidated balance sheets.
SFRC
On October 28 2016, WGSW and a tax equity partner formed SFRC to acquire distributed generation solar projects in the State of Minnesota that are developed by WGL Energy Systems. WGSW is the managing member and will provide cash equity equal to the purchase price of the solar projects less any contributions from the tax-equity partner. As of December 31, 2016 WGSW has contributed $2.5 million into the tax equity partnership.
SFRC is consolidated into WGL's results of operations because under the VIE method of accounting, WGSW is the primary beneficiary due to its ability to direct the activities most significant to the economic performance of SFRC. WGL Energy Systems is the operations and maintenance provider, and the developer of the projects. Profits and losses are allocated between the partners under the HLBV method of accounting and the portion allocated to the tax equity partner will be included in "Net income (loss) attributable to non-controlling interest" on the consolidated statement of income and is recorded to "Non-controlling interest" on the consolidated balance sheets.
Non-VIE Investments
Constitution
In 2013, WGL Midstream invested in Constitution Pipeline Company, LLC (Constitution). At December 31, 2016, WGL Midstream's total share of the cash contributions for Constitution is estimated to be $95.5 million, over the term of the agreement, reflecting a 10% share in the pipeline venture. This natural gas pipeline venture will transport natural gas from the Marcellus region in northern Pennsylvania to major northeastern markets. Constitution is accounted for under the equity method of accounting; any profits and losses are included in “Equity in earnings of unconsolidated affiliates” in the accompanying Consolidated Statement of Income and are added to or subtracted from the carrying amount of WGL’s investment balance. The equity method is considered appropriate because Constitution is an LLC with specific ownership accounts and ownership between five and fifty percent resulting in WGL Midstream maintaining a more than minor influence over the partnership operating and financing policies.
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
In light of the forgoing matters, Constitution has revised its target in-service date to the second half of 2018, which assumes that the legal challenge process is satisfactorily and promptly concluded. We can give no assurance, however, that Constitution’s efforts to obtain the Section 401 Certification will be successful. At December 31, 2016 and September 30, 2016, we held a $38.3 million and $38.6 million, respectively, equity method investment in Constitution. We have evaluated our investment in Constitution for other than temporary impairment as of December 31, 2016. Our impairment assessment used income and market approaches in determining the fair value of our investment in Constitution, including consideration of the

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

severity and duration of any decline in fair value of our investment in the project. Our key inputs included, but are not limited to, significant management judgments and estimates, including projections of the project’s cash flows, selection of a discount rate, market multipliers and probability weighting of potential outcomes of legal and regulatory proceedings. At this time, we do not have an other than temporary impairment and have not recorded any impairment charge to reduce the carrying value of our investment. If Constitution is ultimately unable to obtain the Section 401 Certification or other future developments or indicators of an unfavorable resolution arise subsequently, an impairment charge of up to substantially all of our investment in the capitalized project costs may be required. It is also possible that Constitution could incur certain supplier-related costs in the event of a prolonged delay or termination of the project. We will continue to monitor and update our impairment analysis as required.
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
WGL Midstream expects to invest in scheduled capital contributions through the in-service date of the pipeline, its pro rata share (based on its 10% equity interest) of project costs, an estimated aggregate amount of approximately $327.6 million. At December 31, 2016 and September 30, 2016, WGL Midstream held a $37.3 million and $22.5 million equity method investment in Mountain Valley, respectively. The equity method is considered appropriate because Mountain Valley is an LLC with specific ownership accounts and ownership between five and fifty percent resulting in WGL Midstream maintaining a more than minor influence over the partnership operating and financing policies.
The carrying amount of WGL Midstream's investment in MVP exceeded the amount of the underlying equity in net assets by $0.5 million, which will be amortized over the life of the assets when it is put in production. The investment in MVP is accounted for under the HLBV equity method of accounting.
Any profits and losses are included in “Equity in earnings of unconsolidated affiliates” in the accompanying Consolidated Statement of Income and are added to or subtracted from the carrying amount of WGL’s investment balance.
Stonewall System
WGL Midstream has a 30% equity interest in an entity that owns and operates certain assets known as the Stonewall Gas Gathering System (the Stonewall System). WGL Midstream paid $89.4 million to acquire the equity interest pursuant to an option that WGL Midstream previously acquired. During the quarter ended December 31, 2016, WGL Midstream contributed an additional $45.5 million related to retiring debt at the entity level. No additional capital contributions are expected. The Stonewall System has the capacity to gather up to 1.4 billion cubic feet of natural gas per day from the Marcellus production region in West Virginia, and connects with an interstate pipeline system that serves markets in the mid-Atlantic region.
WGL Midstream held a $138.7 million and $95.5 million equity method investment in the Stonewall System at December 31, 2016 and September 30, 2016, respectively. The equity method is considered appropriate because the Stonewall System is an LLC with specific ownership accounts and ownership between five and fifty percent resulting in WGL Midstream maintaining a more than minor influence over the partnership operating and financing policies.
The carrying amount of WGL Midstream's investment in the Stonewall System exceeded the amount of the underlying equity in net assets by $9.1 million, which is being amortized over the life of the assets. The investment in Stonewall System is accounted for under the HLBV equity method of accounting. Any profits and losses are included in “Equity in earnings of unconsolidated affiliates” in the accompanying Consolidated Statement of Income and are added to or subtracted from the carrying amount of WGL’s investment balance.
SFEE
During the quarter ended December 31, 2016, WGSW and a tax equity partner formed SFEE to acquire distributed generation solar projects that are developed by a third-party developer. New systems will be designed and constructed under long-term power purchase agreements. As of December 31, 2016 WGSW has contributed $1.3 million into the partnership and held a $2.8 million interest in SFEE.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

SFEE is not considered a VIE and not consolidated under the voting interest model for limited partnerships. WGL is the managing member of SFEE and the operations and maintenance provider. In addition, WGL has the option to sell its own distributed generation solar projects to the developer for sale to SFEE and these assets remain on WGL's books until we no longer have continuing involvement. The equity method is considered appropriate because WGSW has significant influence over the operating and financial policies of SFEE. Profits and losses are allocated between the partners under the HLBV method of accounting. Any profits and losses are included in “Equity in earnings of unconsolidated affiliates” in the accompanying Consolidated Statement of Income and are added to or subtracted from the carrying amount of WGL’s investment balance. WGL has also provided a guarantee on behalf of the developer that could require maximum future payments of $13 million.
The balance sheet location of the investments discussed in this footnote at December 31, 2016 and September 30, 2016 are as follows:
WGL Holdings, Inc.
Balance Sheet Location of Other Investments

	Solar Investments			Pipelines
(in millions)	Non-consolidated VIE's	Consolidated VIE's	Non-consolidated Non VIE's	Non-consolidated VIE's	Non-consolidated Non VIE's	Total
December 31, 2016
Assets
Investments in unconsolidated affiliates	$65.8	$—	$2.8	$91.2	$214.3	$374.1
Property, plant and equipment	—	43.1	10.4	—	—	53.5
Investments in direct financing leases, capital leases	26.6	—	—	—	—	26.6
Accounts receivable	0.1	0.3	—	—	—	0.4
Total assets	$92.5	$43.4	$13.2	$91.2	$214.3	$454.6
September 30, 2016
Assets
Investments in unconsolidated affiliates	$66.1	$—	$—	$80.8	$156.6	$303.5
Property, plant and equipment	—	6.5	—	—	—	6.5
Construction in progress	—	6.7	—	—	—	6.7
Investments in direct financing leases, capital leases	29.8	—	—	—	—	29.8
Accounts receivable	1.1	—	—	—	9.2	10.3
Total assets	$97.0	$13.2	$—	$80.8	$165.8	$356.8

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

The income statement location of the investments discussed in this footnote for the three months ended December 31, 2016 and 2015 are as follows:
WGL Holdings, Inc.
Income Statement Location of Other Investments

	Solar Investments			Pipelines
(In millions)	Non-consolidated VIE's	Consolidated VIE's	Non-consolidated Non VIE's	Non-consolidated VIE's	Non-consolidated Non VIE's	Total
Three Months Ended December 31, 2016
Equity in earnings of unconsolidated affiliates	$0.9	$—	$1.5	$—	$(2.1)	$0.3
Depreciation and amortization	0.1	—	—	—	—	0.1
Other income (expenses) - net	0.6	—	—	—	(0.1)	0.5
Non-controlling interest	—	(2.5)	—	—	—	(2.5)
Three Months Ended December 31, 2015
Equity in earnings of unconsolidated affiliates	$0.4	$—	$—	$—	$0.9	$1.3
Depreciation and amortization	0.1	—	—	—	—	0.1
Other income - net	0.9	—	—	—	—	0.9

NOTE 12. RELATED PARTY TRANSACTIONS
WGL and its subsidiaries engage in transactions in the ordinary course of business. Inter-company transactions and balances have been eliminated from the consolidated financial statements of WGL, except as described below. Washington Gas provides accounting, treasury, legal and other administrative and general support to affiliates, and files consolidated tax returns that include affiliated taxable transactions. Washington Gas bills its affiliates in accordance with regulatory requirements for the actual cost of providing these services, which approximates their market value. To the extent such billings are outstanding, they are reflected in “Receivables from associated companies” on Washington Gas’ balance sheets. Washington Gas assigns or allocates these costs directly to its affiliates and, therefore, does not recognize revenues or expenses associated with providing these services. Washington Gas believes that allocations based on broad measures of business activity are appropriate for allocating expenses resulting from common services. Affiliate entities are allocated a portion of common services based on a formula driven by appropriate indicators of activity, as approved by management.
In connection with billing on behalf of unregulated third party marketers, including WGL Energy Services and with other miscellaneous billing processes, Washington Gas collects cash on behalf of affiliates and transfers the cash in a reasonable time period. Cash collected by Washington Gas on behalf of its affiliates but not yet transferred is recorded in “Payables to associated companies” on Washington Gas’ balance sheets.
Washington Gas has obtained third-party project financing on behalf of the Federal government to provide funds during the construction of certain energy management services projects entered into under Washington Gas' area- wide contract. In connection with work completed under the area-wide contract, the construction work is performed by WGL Energy Systems on behalf of Washington Gas and an amount is recorded in "Payables to associated companies" for work performed by WGL Energy Systems for which cash has not been transferred. Refer to Note 3—Short Term Debt for further discussion of the project financing.
The following table presents the receivables from and payables to associated companies as of December 31, 2016 and September 30, 2016.

Washington Gas Receivables From / Payables To Associated Companies
(In millions)	December 31, 2016	September 30, 2016
Receivables from Associated Companies	$15.5	$13.8
Payables to Associated Companies	$71.9	$65.8

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

Washington Gas - Gas Balancing Service Charges
	Three Months Ended December 31,
(In millions)	2016	2015
Gas balancing service charge	$6.9	$7.1
As a result of these balancing services, an imbalance is created for volumes of natural gas received by Washington Gas that are not equal to the volumes of natural gas delivered to customers of the energy marketers. WGL Energy Services recognized accounts payable to Washington Gas of $1.6 million and $0.8 million at December 31, 2016 and September 30, 2016, respectively, related to an imbalance in gas volumes. Due to regulatory treatment, these payables and receivables are not eliminated in the consolidated financial statements of WGL. Refer to Note 1—Accounting Policies of the Notes to Consolidated Financial Statements of the combined Annual Report on Form 10-K for the fiscal year ended September 30, 2016 for further discussion of these imbalance transactions.
Washington Gas participates in a POR program as approved by the PSC of MD, whereby it purchases receivables from participating energy marketers at approved discount rates. In addition, WGL Energy Services participates in POR programs with certain Maryland and Pennsylvania utilities, whereby it sells its receivables to various utilities, including Washington Gas, at approved discount rates. The receivables purchased by Washington Gas are included in “Accounts receivable” in the accompanying balance sheet. Any activity between Washington Gas and WGL Energy Services related to the POR program has been eliminated in the accompanying financial statements for WGL. At December 31, 2016 and September 30, 2016, Washington Gas had balances of $6.1 million and $4.2 million, respectively, of purchased receivables from WGL Energy Services.

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

FINANCIAL GUARANTEES
WGL has guaranteed payments primarily for certain commitments on behalf of certain subsidiaries. At December 31, 2016, these guarantees totaled $30.7 million, $269.9 million, $74.9 million and $356.8 million for Washington Gas, WGL Energy Services, WGL Energy Systems and WGL Midstream, respectively. At December 31, 2016, WGL also had guarantees on behalf of other subsidiaries totaling $2.1 million. The amount of such guarantees is periodically adjusted to reflect changes in the level of WGL's financial exposure related to these commitments. For all of our financial guarantees, WGL may cancel any or all future obligations upon written notice to the counterparty, but WGL would continue to be responsible for the obligations created under the guarantees prior to the effective date of the cancellation. WGL has also guaranteed payments for certain of our external partners. At December 31, 2016, the maximum potential amount of future payments under the guarantees totaled $15.7 million and the fair value of these guarantees was insignificant.

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
On November 16, 2015, due to significant changes to natural gas markets in and around the delivery point specified in the contracts, we provided notice to Antero invoking the provision requiring the negotiation of a new contractual index price. To date, negotiations have been unsuccessful and we are currently involved in arbitration proceedings to resolve this pricing dispute. Our Consolidated Financial Statements do not reflect the favorable effects of a change in the contractual index price. Through December 31, 2016, WGL Midstream has incurred approximately $22.0 million in losses associated with Antero’s use of the disputed index price. An initial decision on the arbitration proceedings is scheduled for on or before February 13, 2017.

SILVER SPRING, MARYLAND INCIDENT
Washington Gas continues to support the investigation by the NTSB into the August 10, 2016 explosion and fire at an apartment complex on Arliss Street in Silver Spring, Maryland, the cause of which has not been determined.  Additional information will be made available by the NTSB at the appropriate time. On November 2, 2016, two civil actions were filed in the District of Columbia Superior Court against WGL Holdings and Washington Gas (as well as a property management company that is not affiliated with WGL Holdings or Washington Gas), by residents of the apartment complex. In one lawsuit, twenty-nine plaintiffs seek unspecified damages for, among others, wrongful death and personal injury. The other action is a class action suit seeking total damages stated to be less than $5 million for, among others, property damage and various counts relating to the loss of the use of the premises. Both actions allege causes of action for negligence, product liability, and declaratory relief. Eighteen civil actions have been filed in the Circuit Court for Montgomery County, Maryland seeking unspecified damages for personal injury and property damage. We maintain excess liability insurance coverage from highly-rated insurers, subject to a nominal self-insured retention. We believe that this coverage will be sufficient to cover any significant liability to it that may result from this incident. Management is unable to determine a range of potential losses that are reasonably possible of occurring and therefore we have not recorded a reserve associated with this incident. Washington Gas was invited by the NTSB to be a party to the investigation and in that capacity continues to work closely with the NTSB to help determine the cause of this incident.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 14. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

The following table shows the components of net periodic benefit costs (income) recognized in our financial statements during the three months ended December 31, 2016 and 2015.

Components of Net Periodic Benefit Costs (Income)
	Three Months Ended December 31,
	2016		2015
(In millions)	Pension Benefits	Health and Life Benefits	Pension Benefits	Health and Life Benefits
Service cost	$4.1	$1.4	$3.5	$1.1
Interest cost	9.6	2.9	10.3	3.3
Expected return on plan assets	(10.3)	(5.5)	(10.2)	(5.1)
Amortization of prior service cost (credit)	0.1	(4.4)	0.1	(4.4)
Amortization of net actuarial loss	5.5	0.2	4.2	0.3
Net periodic benefit cost (income)	9.0	(5.4)	7.9	(4.8)
Amount allocated to construction projects	(1.6)	1.2	(1.3)	1.0
Amount deferred as regulatory asset/liability—net	1.8	(0.1)	1.8	(0.1)
Amount charged (credited) to expense	$9.2	$(4.3)	$8.4	$(3.9)
Amounts included in the line item “Amount deferred as regulatory asset/liability-net,” as shown in the table above, represent the amortization of previously unrecovered costs of the applicable pension benefits or the health and life benefits as approved in the District of Columbia. These balances are being amortized over a five year period.

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables show the changes in accumulated other comprehensive income (loss) for WGL and Washington Gas by component for the three months ended December 31, 2016 and 2015.

WGL Holdings, Inc. Changes in Accumulated Other Comprehensive Loss by Component
(In thousands)	Three Months Ended December 31,
	2016	2015
Beginning Balance	$(38,539)	$(14,236)
Qualified cash flow hedging instruments(a)	49,455	1,084
Change in prior service credit(b)	(217)	(214)
Amortization of actuarial loss(b)	588	419
Current-period other comprehensive income	49,826	1,289
Income tax expense related to other comprehensive income	20,413	531
Ending Balance	$(9,126)	$(13,478)

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

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Washington Gas Light Company Changes in Accumulated Other Comprehensive Loss by Component
(In thousands)	Three Months Ended December 31,
	2016	2015
Beginning Balance	$(7,830)	$(6,712)
Change in prior service credit(a)	(217)	(214)
Amortization of actuarial loss(a)	588	419
Current-period other comprehensive income	371	205
Income tax expense related to other comprehensive income	147	81
Ending Balance	$(7,606)	$(6,588)

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost. Refer to Note 14-Pension and other post-retirement benefit plans for additional details.

NOTE 16. SUBSEQUENT EVENTS

Merger Agreement with AltaGas

On January 25, 2017, WGL entered into an agreement and plan of merger (Merger Agreement) to be acquired by AltaGas in an all cash transaction valued at approximately $6.4 billion. The Merger Agreement provides for the merger of a newly formed indirect wholly-owned subsidiary of AltaGas with and into WGL, with WGL continuing as the surviving corporation in the merger (the Merger). Subject to the terms and conditions set forth in the Merger Agreement, at the Effective Time (as defined in the Merger Agreement) of the Merger, WGL shareholders will receive $88.25 in cash, without interest, for each share of WGL common stock issued and outstanding immediately prior to the Effective Time (as defined in the Merger Agreement). The Board of Directors of WGL and AltaGas have unanimously approved the merger, which is expected to close in the second quarter of 2018.

Consummation of the Merger is subject to the satisfaction or waiver of specified closing conditions, including, among others, the approval of the Merger by the holders of more than two-thirds of the outstanding shares of WGL common stock, and approvals required from the Public Service Commission of the District of Columbia (PSC of DC), the Maryland Public Service Commission (PSC of MD) and the Virginia State Corporation Commission (SCC of VA). WGL and AltaGas also plan to submit the transaction for review by the Committee on Foreign Investment in the United States. The Merger Agreement will also be subject to Federal Energy Regulatory Commission (FERC) approval, and expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR). The Merger Agreement also contains customary representations, warranties and covenants of both WGL and AltaGas. These covenants include, among others, an obligation on behalf of WGL to operate its business in the ordinary course until the Merger is consummated, subject to certain exceptions.

The Merger Agreement may be terminated by each of WGL and AltaGas under certain circumstances, including if the merger is not consummated by January 25, 2018 (subject to a 180 day extension by either party subject to certain conditions being met). The Merger Agreement also contains certain additional termination rights for both AltaGas and WGL, and provides that, upon termination of the Merger Agreement under specified circumstances, AltaGas would be required to pay a termination fee of $205 million, $182 million, or $68 million (depending on the specific circumstances of termination) to WGL. WGL would be required to pay AltaGas a termination fee of $136 million, only under specific circumstances as outlined in the Merger Agreement.

In connection with entering into the Merger Agreement, WGL entered into a subscription agreement with AltaGas, in which WGL agreed to issue and sell to AltaGas up to an aggregate of 15,000 shares of Series A Non-Voting Non-Convertible Perpetual Preferred Stock (Non-Voting Preferred Stock) for a purchase price of $10,000 per share. If the consolidated debt to total capitalization ratio is forecasted to be in excess of 62% at December 31, 2017 or quarterly thereafter, AltaGas will purchase a number of shares to produce a forecasted ratio equal to 62%, but not more than 5,000 shares in any single quarter or more than 15,000 shares in the aggregate. If the Merger Agreement is terminated or the Outside Date (as defined in the Merger

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (concluded)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Agreement) expires, no subscription will be made after the date of termination or expiration, and WGL will have six months thereafter to redeem any Non-Voting Preferred Stock previously issued.

Credit Agreement with Branch Banking & Trust Company (BB&T)

On January 26, 2017, WGL entered into a credit agreement with BB&T providing for a $50.0 million term loan. The credit agreement provides for a maturity date of two years, with a one year extension option with the lender's approval. WGL will use the loan proceeds for general non-utility corporate purposes, including capital investments. Similar to the existing revolving credit facility, the credit agreement has a financial covenant where the ratio of its consolidated financial indebtedness to its consolidated total capitalization cannot exceed 65% at any time.

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
Both sections of Management’s Discussion—WGL and Washington Gas—are designed to provide an understanding of our operations and financial performance and should be read in conjunction with the respective company’s financial statements and the combined Notes to Condensed Consolidated Financial Statements in this quarterly report as well as our combined Annual Report on Form 10-K for WGL and Washington Gas for the fiscal year ended September 30, 2016 (2016 Annual Report).
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

Regulated Utility Operating Segment

The regulated utility operating segment is composed of our core subsidiary, Washington Gas. Washington Gas engages in the delivery and sale of natural gas that is regulated by regulatory commissions in the District of Columbia, Maryland and Virginia. During the first quarter, our utility earnings were higher, primarily due to: (i) a continued increase in customer growth of approximately 13,200 meters, (ii) new base rates, subject to refund, in Virginia (iii) higher realized margins associated with our asset optimization program and (iv) higher rate recovery related to our accelerated pipe replacement programs. These favorable variances were partially offset by higher depreciation expense related to the growth in our utility plant and operation and maintenance expenses.

Retail Energy-Marketing Operating Segment

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

We offer competitively priced natural gas, electricity and energy from renewable sources to customers through WGL Energy Services, our non-utility retail energy-marketing subsidiary. EBIT increased this quarter primarily due to higher unrealized mark-to-market valuations related to fluctuating market prices for energy-related derivatives in the current period. We also benefited from increased electric margins due to lower capacity charges this quarter compared to the same quarter in the prior fiscal year. Partially offsetting the favorable electric margins were lower natural gas margins due to lower realized margins associated with natural gas portfolio optimization.

Commercial Energy Systems Operating Segment
Through WGL Energy Systems and WGSW, we offer efficient and sustainable commercial energy solutions focused on owning and operating distributed generation assets such as Solar Photovoltaic (Solar PV) systems and upgrading energy related systems of large government and commercial facilities. This segment saw increased EBIT compared to the same quarter in the prior fiscal year due to continued earnings growth from our nationwide distributed generation assets in service and increased earnings from our alternative energy investments. The earnings growth was partially offset by lower revenues from the energy-efficient contracting business due to the completion of certain projects earlier in the quarter as compared to the same quarter in the prior fiscal year.
Midstream Energy Services Operating Segment
WGL Midstream specializes in the investment, management, development and optimization of natural gas storage and transportation midstream infrastructure projects. During the quarter EBIT decreased primarily due to lower valuations on derivative contracts and lower realized margins on our transportation strategies. Lower realized margins on our transportation strategies are primarily a result of losses associated with the index price used in certain gas purchases from Antero Resources Corporation, which is the subject of an arbitration proceeding. Additionally we saw lower valuations and realized margins related to storage inventory and the associated economic hedging transactions as well as lower earnings on our pipeline investments this quarter compared to the same period in the prior year due to a charge off of debt related costs associated to the retirement of project debt.
Planned Merger with AltaGas
On January 25, 2017, WGL entered into a Merger Agreement to be acquired by AltaGas in an all cash transaction valued at approximately $6.4 billion. The Board of Directors of WGL and AltaGas have unanimously approved the merger, which is expected to close in the second quarter of 2018. Subject to the conditions in the Merger Agreement, at the effective time of the Merger, WGL's shareholders will receive $88.25 in cash, without interest, for each share of WGL common stock issued and outstanding prior to the Effective Time. The Merger is subject to approval by WGL's shareholders and the receipt of certain antitrust and other regulatory approvals. Should WGL terminate the Merger Agreement in specified circumstances, WGL may be obligated to pay AltaGas a termination fee of $136 million.
For further information on the merger, see "Safe Harbor and Forward Looking Statements" in the Introduction, Item I, Note 16 — Subsequent Events to the condensed consolidated financial statements and Part II, Item 1A. Risk Factors, in this Form 10-Q.
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

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

•	accounting for investments;

•	principles of consolidation and non-controlling interests and

•	accounting for pension and other post-retirement benefit plans.
For a description of these critical accounting policies, refer to Management’s Discussion within the 2016 Annual Report. There were no new critical accounting policies or changes to our critical accounting policies during the three month period ended December 31, 2016.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

WGL HOLDINGS, INC.
RESULTS OF OPERATIONS—Three Months Ended December 31, 2016 vs. December 31, 2015
Our chief operating decision maker utilizes earnings before interest and tax (EBIT) as the primary measure of profit and loss in assessing the results of each segment’s operations. EBIT includes operating income, other income (expense) and earnings from unconsolidated affiliates and is adjusted by amounts attributable to non-controlling interests. We believe that our use of EBIT enhances the ability to evaluate segment performance because it excludes interest and income tax expense, which are affected by corporate-wide strategies such as capital financing and tax sharing allocations.
EBIT should not be considered an alternative to, or a more meaningful indicator of our operating performance than, net income. Refer to summary results below for a reconciliation of EBIT to net income applicable to common stock.
Summary Results
For the three months ended December 31, 2016, WGL reported net income applicable to common stock of $58.0 million, or $1.13 per share, compared to net income of $68.2 million, or $1.36 per share, reported for the three months ended December 31, 2015. For the twelve month periods ended December 31, 2016 and 2015, we earned a return on average common equity of 11.5% and 10.7%, respectively.
The following table summarizes our EBIT by operating segment for the three months ended December 31, 2016 and 2015.

Analysis of Consolidated Results
	Three Months Ended December 31,		Increase/
(In millions)	2016	2015	(Decrease)
EBIT:
Regulated utility	$102.7	$99.3	$3.4
Retail energy-marketing	29.2	(0.5)	29.7
Commercial energy systems	4.7	0.9	3.8
Midstream energy services	(28.5)	20.8	(49.3)
Other activities	(1.2)	(0.7)	(0.5)
Intersegment eliminations	1.1	—	1.1
Total	$108.0	$119.8	$(11.8)
Interest expense	16.2	12.8	3.4
Income tax expense	33.5	38.5	(5.0)
Dividends on Washington Gas preferred stock	0.3	0.3	—
Net income applicable to common stock	$58.0	$68.2	$(10.2)
EARNINGS PER AVERAGE COMMON SHARE
Basic	$1.13	$1.37	$(0.24)
Diluted	$1.13	$1.36	$(0.23)

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Regulated Utility Operating Results
The following table summarizes the regulated utility segment’s financial data for the three months ended December 31, 2016 and 2015.

Regulated Utility Financial Data
	Three Months Ended December 31,		Increase/
(In millions)	2016	2015	(Decrease)
Utility net revenues(1):
Operating revenues	$334.0	$295.2	$38.8
Less: Cost of gas	82.4	57.1	25.3
Revenue taxes	22.1	19.2	2.9
Total utility net revenues	229.5	218.9	10.6
Operation and maintenance	81.2	78.3	2.9
Depreciation and amortization	30.6	27.6	3.0
General taxes and other assessments	14.2	13.5	0.7
Other expenses—net	0.8	0.2	0.6
EBIT	$102.7	$99.3	$3.4
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
The comparison in EBIT primarily reflects the following:

•	increased customer growth;

•	higher revenues attributed to colder weather and favorable effects of natural gas consumption patterns in the District of Columbia;

•	new base rates in Virginia;

•	higher realized margins associated with our asset optimization program and

•	higher rate recovery related to our accelerated pipeline replacement programs.

Partially offsetting these favorable variances were:

•	lower unrealized margins associated with our asset optimization program;

•	higher depreciation expense related to the growth in our utility plant and

•	higher operation and maintenance expenses.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Utility Net Revenues. The following table provides the key factors contributing to the changes in the utility net revenues of the regulated utility segment between the three months ended December 31, 2016 and 2015.

Composition of Changes in Utility Net Revenues
(In millions)	Increase/ (Decrease)
Customer growth	$2.5
Estimated effects of weather and consumption patterns	3.8
Impact of rate case	5.3
Accelerated pipe replacement programs	2.0
Asset optimization:
Realized margins	1.5
Unrealized mark-to-market valuations	(4.0)
Other	(0.5)
Total	$10.6
Customer growth — Average active customer meters increased by approximately 13,200 for the three months ended December 31, 2016, compared to the same period of the prior fiscal year.
Estimated effects of weather and consumption patterns — Weather, when measured by HDDs, was 9.3% and 28.2% warmer than normal for the three months ended December 31, 2016 and 2015, respectively. In the District of Columbia, where Washington Gas does not have a billing mechanism or hedges to offset the effects of weather, the colder weather for the three months ended December 31, 2016, resulted in a positive variance to net revenues. The increase to net revenues was also due to the changes in natural gas consumption patterns in the District of Columbia. Natural gas consumption patterns may be affected by shifts in weather patterns in which customer heating usage may not correlate highly with average historical levels of usage per heating degree day that occurs. Natural gas consumption patterns may also be affected by non-weather related factors such as customer conservation. Refer to the section entitled "Weather Risk" for a discussion of billing mechanisms in Maryland and Virginia, which are designed to eliminate the net revenue effects of variations in customer usage caused by weather and other factors such as conservation.
Impact of rate case - The increase in revenue reflects interim base rate billings, subject to refund, in Virginia, effective December 2016. Refer to "Rates and Regulatory Matters" for further discussion of this matter.
Accelerated pipe replacement programs — The positive effect on revenues is primarily due to the continued growth of our accelerated pipe replacement programs in Maryland and the District of Columbia. In Virginia, project costs that were being collected through the accelerated replacement surcharge revenues were transferred to base rates, and are reflected in the new interim base rate billings effective December 2016.
Asset optimization — We recorded unrealized gains of $15.4 million associated with our energy-related derivatives for the three months ended December 31, 2016, compared to unrealized gains of $19.4 million reported for the same period of the prior fiscal year. When these derivatives settle, any unrealized amounts will ultimately reverse and Washington Gas will realize margins in combination with related transactions that these derivatives economically hedge. The change in the valuations are partially due to movements in unobservable inputs used in the valuation of long-dated forward contracts. We believe that these values are not reflective of our ultimate cash flows as these purchases are utilized in the optimization of our long-term natural gas transportation and storage capacity resources, the value of which is not reflected at fair value. Refer to the section entitled “Market Risk—Price Risk Related to the Regulated Utility Segment” for further discussion of our asset optimization program.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Operation and Maintenance Expenses. The following table provides the key factors contributing to the changes in operation and maintenance expenses of the regulated utility segment for the three months ended December 31, 2016 and 2015.

Composition of Changes in Operation and Maintenance Expenses
(In millions)	Increase/ (Decrease)
Employee incentives and direct labor costs	$1.1
System safety and integrity	2.3
Other	(0.5)
Total	$2.9
Employee incentives and direct labor costs — Washington Gas incurred increased employee incentives and labor costs, net, for the three months ended December 31, 2016, over the same period of the previous fiscal year, as a result of an increase in the valuations of our share-based long-term incentive plan.
System safety and integrity — Washington Gas incurred higher maintenance costs for the three months ended December 31, 2016, than for the same period in the previous year.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Retail Energy-Marketing
The following table depicts the retail energy-marketing segment’s financial data along with selected statistical data for the three months ended December 31, 2016 and 2015.

Retail Energy-Marketing Financial and Statistical Data
	Three Months Ended December 31,		Increase/
(In millions)	2016	2015	(Decrease)
Operating Results
Gross margins(1):
Operating revenues	$298.7	$289.4	$9.3
Less: Cost of energy	254.2	275.0	(20.8)
Revenue taxes	2.7	2.4	0.3
Total gross margins	41.8	12.0	29.8
Operation expenses	11.1	11.1	—
Depreciation and amortization	0.3	0.3	—
General taxes and other assessments	1.2	1.2	—
Other income — net	—	0.1	(0.1)
EBIT	$29.2	$(0.5)	$29.7
Analysis of gross margins (In millions)
Natural gas
Realized margins	$7.7	$10.4	$(2.7)
Unrealized mark-to-market gains (losses)	14.1	(4.3)	18.4
Total gross margins—natural gas	$21.8	$6.1	$15.7
Electricity
Realized margins	$14.9	$7.4	$7.5
Unrealized mark-to-market gains (losses)	5.1	(1.5)	6.6
Total gross margins—electricity	$20.0	$5.9	$14.1
Total gross margins	$41.8	$12.0	$29.8
Other Retail Energy-Marketing Statistics
Natural gas
Therm sales (millions of therms)	220.5	189.5	31.0
Number of customers (end of period)	126,400	141,300	(14,900)
Electricity
Electricity sales (millions of kWhs)	3,103.2	2,926.4	176.8
Number of accounts (end of period)	122,600	135,000	(12,400)

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

The comparison of realized gross margins from natural gas sales between the three months ended December 31, 2016 and 2015, reflects lower natural gas margins due to a decrease in portfolio optimization activity and less favorable margin patterns when compared to the same period in the prior fiscal year.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

The comparison of realized gross margins from electric sales between the three months ended December 31, 2016 and 2015, reflects lower capacity charges from the regional power grid operator (PJM) associated with fixed-price retail contracts.
Commercial Energy Systems
The table below represents the financial results of the commercial energy systems segment for the three months ended December 31, 2016 and 2015.

Commercial Energy Systems Segment Financial Information
	Three Months Ended December 31,		Increase/
(In millions)	2016	2015	(Decrease)
Operating revenues	$14.9	$15.6	$(0.7)
Operating expenses:
Cost of sales	6.0	8.5	(2.5)
Operations	5.9	4.1	1.8
Depreciation and amortization	4.4	3.5	0.9
General taxes and other assessments	0.1	0.1	—
Operating expenses	$16.4	$16.2	$0.2
Equity earnings	2.4	0.4	2.0
Other income	1.3	1.1	0.2
Less: Non-controlling interest	(2.5)	—	(2.5)
EBIT	$4.7	$0.9	$3.8
EBIT by division:
Energy-efficiency contracting	$(0.5)	$0.8	$(1.3)
Commercial distributed generation	1.2	(0.4)	1.6
Investments in distributed generation	4.0	0.5	3.5
Total	$4.7	$0.9	$3.8
The increase in EBIT reflects (i) the growth in distributed generation assets in service, including higher income from solar renewable energy credit sales; (ii) higher income from state rebate programs and (iii) higher earnings from alternative energy investments. These improvements were partially offset by lower revenues from the energy-efficiency contracting business due to the completion of certain projects and higher operating and depreciation expenses.
Additionally, not reflected in EBIT is the amortization of investment tax credits related to our distributed generation assets which were $1.4 million and $1.2 million for the three months ended December 31, 2016 and 2015, respectively.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Midstream Energy Services
The table below represents the financial results of the midstream energy services segment for the three months ended December 31, 2016 and 2015.

Midstream Energy Services Segment Financial Information
	Three Months Ended December 31,		Increase/
(In millions)	2016	2015	(Decrease)
Operating revenues (a)	$(25.0)	$21.2	$(46.2)
Operating expenses:
Operations	1.4	1.1	0.3
General taxes and other assessments	—	0.2	(0.2)
Operating expenses	$1.4	$1.3	$0.1
Equity earnings	(2.1)	0.9	(3.0)
EBIT	$(28.5)	$20.8	$(49.3)
(a) The trading margins of Midstream Energy Services, including unrealized gains and losses on derivative instruments, are netted within operating revenues.
The decrease in EBIT primarily reflects: (i) lower valuations on our derivative contracts associated with our long-term transportation strategies; (ii) lower income related to our pipeline investments; (iii) lower valuations and realized margins related to storage inventory and the associated economic hedging transactions and (iv)lower realized margins on our transportation strategies.
Lower realized margins on our transportation strategies are primarily a result of losses associated with the index price used in certain gas purchases from Antero Resources Corporation, which is the subject of an arbitration proceeding. Losses realized during the current period were $6.8 million for the quarter ended December 31, 2016. Accumulated losses from the inception of the contract are $22.0 million. While these losses may continue in the near term we do anticipate that they will reverse in future periods upon completion of the arbitration proceeding. An initial decision on the arbitration proceedings is scheduled for on or before February 13, 2017.
Other Non-Utility Activities
Transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our four operating segments, are aggregated as “Other Activities” and included as part of non-utility operations. Our other non-utility activities reflect EBIT of $(1.2) million and $(0.7) million for the three months ended December 31, 2016 and 2015, respectively. The comparison reflects higher operating expenses in the current period when compared to the same period of the prior year.
Intersegment Eliminations
Intersegment eliminations include any mark-to-market valuations associated with trading activities between WGL Midstream and WGL Energy Services, and timing differences between Commercial Energy Systems’ recognition of revenue for the sale of REC's to Retail Energy-Marketing and Retail Energy-Marketing’s recognition of the associated expense.
For further discussion of our financial performance by operating segment, refer to Note 10 - Operating Segment Reporting of the Notes to Condensed Consolidated Financial Statements.
Consolidated Interest Expense
The following table shows the components of WGL’s consolidated interest expense for the three months ended December 31, 2016 and 2015. The increase in interest on long-term debt primarily reflects the issuance of additional notes by Washington Gas and term loans by WGL in fiscal year 2016.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Composition of Consolidated Interest Expense
	Three Months Ended December 31,		Increase/
(In millions)	2016	2015	(Decrease)
Interest on long-term debt	$15.8	$12.8	$3.0
Other Interest	0.5	—	0.5
Allowance for funds used during construction and other- net	(0.1)	—	(0.1)
Total	$16.2	$12.8	$3.4

Consolidated Income Taxes

The following table shows WGL’s consolidated income tax expense and effective income tax rate for the three months ended December 31, 2016 and 2015.

Consolidated Income Taxes
	Three Months Ended December 31,		Increase/
(In millions)	2016	2015	(Decrease)
Income before income taxes	89.2	$107.0	$(17.8)
Income tax expense	33.5	38.5	(5.0)
Effective income tax rate	37.6%	36.0%	1.6%

The increase in the effective tax rate is due to the loss allocated to non-controlling interests.
LIQUIDITY AND CAPITAL RESOURCES
General Factors Affecting Liquidity
Access to short-term debt markets is necessary for funding our short-term liquidity requirements, the most significant of which include buying natural gas, electricity and pipeline capacity, and financing accounts receivable and storage gas inventory. We have accessed long-term capital markets primarily to fund capital expenditures, investment activities and to retire long-term debt.
During the three months ended December 31, 2016, WGL met its liquidity and capital needs through cash on hand, retained earnings, reduced cash outflows resulting from deferred income taxes and the issuance of commercial paper. Washington Gas met its liquidity and capital needs through cash on hand, including the proceeds of long-term debt issued in the fourth quarter of 2016, retained earnings, reduced cash outflows resulting from deferred income taxes and the issuance of commercial paper.
Our ability to access capital markets depends on our credit ratings, general market liquidity, and investor demand for our securities. The pending Merger Agreement has placed certain restrictions on WGL’s ability to access the capital markets. Our credit ratings depend largely on the financial performance of our subsidiaries, and a ratings downgrade could both increase our borrowing costs and trigger the need for us to post additional collateral with our wholesale counterparties or other creditors. In support of our credit ratings, we have a goal to maintain our long-term average common equity ratio in the 50% range of total consolidated capital over the long term. As of December 31, 2016, total consolidated capitalization, including current maturities of long-term debt and notes payable and project financing, comprised 40.6% common equity, 0.2% non-controlling interest, 0.8% preferred stock and 58.4% long- and short-term debt. This ratio varies during the fiscal year primarily due to the seasonal nature of Washington Gas' business. This seasonality also affects our short-term debt balances, which are typically higher in the fall and winter months and substantially lower in the spring when a significant portion of Washington Gas' current assets are converted into cash at the end of the heating season. Our cash flow requirements and our ability to provide satisfactory resources to meet those requirements are primarily influenced by the activities of all of WGL’s operating segments.
Our plans provide for sufficient liquidity to satisfy our financial obligations. At December 31, 2016, we had no significant restrictions on our cash balances or retained earnings that would affect the payment of common or preferred stock dividends by either WGL or Washington Gas. Refer to Note 16 — Subsequent Events for a discussion of our planned merger with AltaGas.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Short-Term Cash Requirements and Related Financing
Washington Gas has seasonal short-term cash requirements to fund the purchase of storage gas inventory in advance of the winter heating season. At December 31, 2016 and September 30, 2016, Washington Gas had balances in gas storage of $88.5 million and $82.5 million, respectively. Washington Gas collects the cost of gas under cost recovery mechanisms approved by its regulators. Additionally, Washington Gas may be required to post cash collateral for certain purchases.
During the first six months of each fiscal year, Washington Gas’ large sales volumes cause its cash requirements to peak when combined storage inventory, accounts receivable and unbilled revenues are at their highest levels. During the last six months of each fiscal year, after the heating season, Washington Gas typically experiences a seasonal net loss due to reduced demand for natural gas. During this period, large amounts of Washington Gas’ current assets are converted to cash, which Washington Gas generally uses to reduce and usually eliminate short-term debt and acquire storage gas for the next heating season.
Variations in the timing of collections under Washington Gas’ gas cost recovery mechanisms can significantly affect its short-term cash requirements. At December 31, 2016 and September 30, 2016, Washington Gas had $2.1 million and $3.3 million in net over-collections, respectively, of gas costs reflected in current liabilities as gas costs due to customers. Amounts under-collected or over-collected that are generated during the current gas cost recovery cycle are deferred as a regulatory asset or liability on the balance sheet until September 1 of each year, at which time the accumulated amount is transferred to gas costs due from/to customers as appropriate. At December 31, 2016 and September 30, 2016, Washington Gas had net regulatory assets of $50.3 million and $5.7 million, respectively, related to the current gas recovery cycle.
WGL Energy Services and WGL Midstream have seasonal short-term cash requirements to fund the purchase of storage gas inventory in advance of the winter heating season. At December 31, 2016 and September 30, 2016, WGL Energy Services had balances in gas storage of $22.1 million and $31.5 million, respectively. WGL Energy Services collects revenues that are designed to reimburse commodity costs used to supply their retail customer contracts and wholesale counterparty contracts. At December 31, 2016 and September 30, 2016, WGL Midstream had balances in gas storage of $98.2 million and $93.1 million, respectively. As market opportunities arise, WGL Midstream collects revenues in excess of its commodity costs through its wholesale counterparty contracts. WGL Energy Services and WGL Midstream derive funding to finance these activities from short-term debt issued by WGL, which is made available through the money pool as discussed below. Additionally, WGL Energy Services and WGL Midstream may be required to post cash collateral for certain transactions. WGL Energy Services and WGL Midstream may be required to provide parent guarantees from WGL for certain transactions.
In addition to storage gas, WGL Midstream also has cash requirements to fund the capital requirements of its various infrastructure investments. At December 31, 2016 and September 30, 2016, WGL Midstream had investments of $305.5 million and $237.4 million related to these investments, respectively. WGL Midstream initially funds capital calls related to these investments from short-term debt issued by WGL.
WGL Energy Systems has cash requirements to fund the construction and purchase of residential and commercial distributed generation systems. WGL Energy Systems initially finances these activities through short-term debt issued by WGL.
WGL and Washington Gas use short-term debt in the form of commercial paper or unsecured short-term bank loans to fund seasonal cash requirements. Our policy is to maintain back-up bank credit facilities in an amount equal to or greater than our expected maximum commercial paper position.
WGL and Washington Gas each have credit facilities. The credit facility for WGL permits it to borrow up to $450.0 million, and further permits, with the banks’ approval, additional borrowings of $100.0 million for a maximum potential total of $550.0 million. The credit facility for Washington Gas permits it to borrow up to $350.0 million, and further permits, with the banks’ approval, additional borrowings of $100.0 million for a maximum potential total of $450.0 million. The interest rate on loans made under each of the credit facilities is a fluctuating rate per annum that is set using certain parameters at the time each loan is made. WGL and Washington Gas incur credit facility fees, which in some cases are based on the long-term debt ratings of WGL and Washington Gas. In the event that the long-term debt ratings are downgraded below certain levels, WGL and Washington Gas would be required to pay higher fees. There are five different levels of fees. The credit facility for WGL defines its applicable fee level as one level higher than the fee level applicable to Washington Gas. Under the terms of the credit facilities, the lowest level facility fee is 0.06% and the highest is 0.175%. The facilities have a maturity date of December 19, 2019, and the credit agreements each provide WGL or Washington Gas with the right, as applicable to request two additional one-year extensions, with the banks’ approval. Bank credit balances available to WGL and Washington Gas, net of commercial paper balances, were $76.0 million and $131.0 million at December 31, 2016 and $223.0 million and $308.0 million at September 30, 2016, respectively.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

In January 2017, WGL entered into a credit agreement providing for a $50.0 million term loan. The credit agreement provides for a maturity date of two years, with a one-year extension option with the lender's approval. WGL will use the loan proceeds to pay down commercial paper. Similar to the existing revolving credit facility, the credit agreement has a financial covenant where the ratio of its consolidated financial indebtedness to its consolidated total capitalization cannot exceed 65% at any time.
To manage credit risk, Washington Gas may require certain customers and suppliers to provide deposits, including collateral from wholesale counterparties, which are reported as current liabilities in “Customer deposits and advance payments,” in the accompanying balance sheets. At December 31, 2016 and September 30, 2016, “Customer deposits and advance payments” totaled $72.5 million and $80.9 million, respectively. For Washington Gas, deposits from customers may be refunded at various times throughout the year based on the customer’s payment habits. At the same time, other customers make new deposits that cause the balance of customer deposits to remain relatively steady. There are no restrictions on Washington Gas’ use of these customer deposits. Washington Gas pays interest to its customers on these deposits in accordance with the requirements of its regulatory commissions.
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
Project Financing
Washington Gas has obtained third-party project financing on behalf of the Federal government to provide funds during the construction of certain energy management services projects entered into under Washington Gas' area-wide contract. In connection with work completed under the area-wide contract, the construction work is performed by WGL Energy Systems on behalf of Washington Gas and an inter-company payable is recorded for work provided by WGL Energy Systems. As work is performed, Washington Gas establishes a receivable representing the government's obligation to remit principal and interest. The payable and receivable are equal to each other at the end of the construction period, but there may be timing differences in the recognition of the project related payable and receivable during the construction period. When these projects are formally “accepted” by the government and deemed complete, Washington Gas assigns the ownership of the receivable to the third party lender in satisfaction of the obligation and removes both the receivable and the obligation related to the financing from its financial statements.

In December 2016, WGL Energy Systems entered into an agreement to obtain third-party financing and receive funds directly from the third party lender during the construction period associated with the related energy management service projects. As a result, Washington Gas will no longer be liable under future third party financing arrangements, for projects entered into under the area-wide contract. The general terms of the financing agreement are the same as the prior financing arrangements between Washington Gas and the third party lender mentioned above. Washington Gas will continue to record a receivable representing the government’s obligation, and will record an inter-company payable to WGL Energy Systems for the construction work performed for the same amount.
As of December 31, 2016, Washington Gas recorded $51.7 million in "Unbilled revenues" on the balance sheet and WGL and Washington Gas recorded $41.4 million and $37.7 million, respectively, in a corresponding short-term obligation to third party lenders in "Notes payable and project financing", for energy management services projects that were not complete. As of September 30, 2016, Washington Gas recorded a $73.3 million "Unbilled revenues" on the balance sheet and a $62.4 million corresponding short-term obligation to third party lenders in "Notes payable and project financing" for energy management services projects that were not complete. WGL Energy Services did not obtain any third-party project financing on behalf of the Federal government for the fiscal year ended September 30, 2016. Because these projects are financed for government agencies which have minimal credit risk, and with which we have previous collection experience, neither WGL nor Washington Gas recorded a corresponding reserve for bad debts related to these receivables at December 31, 2016 or September 30, 2016.
Long-Term Cash Requirements and Related Financing
The primary drivers of our long-term cash requirements include capital expenditures, non-utility investments and long-term debt maturities. For the regulated utility segment, our capital expenditures primarily relate to adding new utility customers and system supply as well as maintaining the safety and reliability of Washington Gas’ distribution system. For our non-utility segments, our long-term cash requirements primarily depend on the level of investments and capital expenditures. For WGL Midstream, our investments primarily relate to providing capital for construction of the pipeline investments. For WGL Energy

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Systems and WGSW, our investments primarily relate to providing capital for construction of distributed generation and commercial solar projects.
In connection with entering into the Merger Agreement, WGL Holdings, Inc. will not raise capital using common equity issuances or using debt longer than two years in duration.
Refer to the section entitled “Capital Investments” in our 2016 Annual Report for discussion of our capital expenditures forecast and for a discussion of our long-term debt maturities.
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
(b) The long-term debt ratings outlook issued by Moody’s Investors Service for WGL and Washington Gas was adjusted to negative on February 1, 2017.
(c) The long-term debt ratings outlook issued by Standard & Poor’s Rating Services for WGL and Washington Gas was adjusted to negative on January 26, 2017.
Ratings Triggers and Certain Debt Covenants
WGL and Washington Gas pay credit facility fees, which in some cases are based on the long-term debt ratings of Washington Gas. Under the terms of WGL’s and Washington Gas' revolving credit agreements, term loan facility and private placement notes, the ratio of consolidated financial indebtedness to consolidated total capitalization cannot exceed 0.65 to 1.0 (65.0%). As of December 31, 2016, WGL's and Washington Gas' ratios of consolidated financial indebtedness to consolidated total capitalization were 58% and 50%, respectively. In addition, WGL and Washington Gas are required to inform lenders of changes in corporate existence, financial conditions, litigation and environmental warranties that might have a material effect on debt ratings. The failure to inform the lenders’ agent of material changes in these areas might constitute default under the agreements. Additionally, failure to pay principal or interest on any other indebtedness may be deemed a default under our credit agreements. A default, if not remedied, may lead to a suspension of further loans and/or acceleration in which obligations become immediately due and payable. At December 31, 2016, we were in compliance with all of the covenants under our revolving credit facilities.
For certain of Washington Gas’ natural gas purchase and pipeline capacity agreements, if the long-term debt of Washington Gas is downgraded below the lower of a BBB- rating by Standard & Poor’s or a Baa3 rating by Moody’s Investors Service, or if Washington Gas is deemed by a counterparty not to be creditworthy, then the counterparty may withhold service or deliveries, or may require additional credit support. For certain other agreements, if the counterparty’s credit exposure to Washington Gas exceeds a contractually defined threshold amount, or if Washington Gas’ credit rating declines by a certain rating level, then the counterparty may require additional credit support. At December 31, 2016, Washington Gas would not be required to provide additional credit support for these arrangements if its long-term credit rating was to be downgraded by one rating level.
WGL guarantees payments for certain purchases of natural gas and electricity on behalf of WGL Energy Services and WGL Midstream (refer to “Contractual Obligations, Off-Balance Sheet Arrangements and Other Commercial Commitments” for further discussion of these guarantees). If the credit rating of WGL declines, WGL Energy Services and WGL Midstream may be required to provide additional credit support and credit enhancements for these purchase contracts. At December 31, 2016, WGL Energy Services would not be required to provide additional credit support for these arrangements. At December 31, 2016, WGL Midstream would be required to provide $50,000 of additional credit support for these arrangements.

Historical Cash Flows

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

The following table summarizes WGL’s net cash provided by (used in) operating, investing and financing activities for the three months ended December 31, 2016 and 2015:

	Three Months Ended December 31,
(In millions)	2016	2015	Increase/ (Decrease)
Cash provided by (used in):
Operating activities	$(94.1)	$(58.1)	$(36.0)
Financing activities	$318.5	$174.5	$144.0
Investing activities	$(217.1)	$(107.3)	$(109.8)
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
Net income is the result of cash and non-cash (or accrual) transactions. Only cash transactions affect WGL’s cash flows from operating activities. Principal non-cash charges include depreciation, accrued or deferred pension and other post-retirement benefit costs and deferred income tax expense. Non-cash charges or credits may also be accrued under the revenue decoupling and cost reconciliation mechanisms in the utilities' rate plans.
Net cash flows used in operating activities for the three months ended December 31, 2016 was $94.1 million compared to net cash flows used in operating activities of $58.1 million for the three months ended December 31, 2015.
Cash Flows Provided by Financing Activities
Cash flows provided by financing activities totaled $318.5 million for the three months ended December 31, 2016, compared to cash flows provided by financing activities of $174.5 million for the same period of the prior year. This increase in cash flows primarily reflects a net increase of $128.1 million in short-term financing during the current period and $7.3 million in contributions from non-controlling interests.
Cash Flows Used in Investing Activities
During the three months ended December 31, 2016, cash flows used in investing activities totaled $217.1 million compared to $107.3 million used in the three months ended December 31, 2015. This increase in cash used is primarily due to our additional funding for Washington Gas' accelerated pipe replacement programs, an increase in capital expenditures related to non-utility commercial distributed generation assets and an increase in investments in non-utility interests, including a $45.5 million contribution related to the retirement of debt at the entity level of the Stonewall Gas Gathering System (Stonewall System) during the current period.

Capital Investments
The following table depicts our projected capital investments for fiscal years 2017 through 2021. Our capital outlays include expenditures to extend service to new areas to improve service for our utility customers and to grow our non-utility investments.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

	Projected
(In millions)	2017	2018	2019	2020	2021	Total
New business(a)	$130.9	$148.9	$153.8	$166.6	$189.5	$789.7
Replacements:
Regulatory plans(b)	130.7	139.0	149.8	167.1	173.1	759.7
Other(c)	58.3	53.7	54.1	55.7	57.3	279.1
Customer information system	23.0	—	—	—	—	23.0
Other utility	49.6	74.1	53.4	57.5	71.3	305.9
Total utility(d)	392.5	415.7	411.1	446.9	491.2	2,157.4
Pipeline investments	120.1	553.4	57.7	1.2	—	732.4
Distributed generation	100.1	100.1	100.1	100.1	100.1	500.5
Other non-utility	1.5	0.2	0.1	0.1	0.1	2.0
Total investments	$614.2	$1,069.4	$569.0	$548.3	$591.4	$3,392.3

(a) Includes certain projects that support the existing distribution system.
(b) Represents capital expenditures (excluding cost of removal), both approved, and expected to be approved, under our Accelerated Pipeline
Replacement Programs in all jurisdictions.
(c) Includes all other replacement activity that is not under our Accelerated Pipeline Replacement Programs.
(d) Excludes Allowance for Funds Used During Construction and cost of removal. Includes capital expenditures accrued and capital expenditure adjustments recorded in the fiscal year.
Pipeline Investments
Constitution Pipeline
 In 2013, WGL Midstream invested in Constitution. At December 31, 2016, WGL Midstream's total estimated share of the cash contributions for Constitution is estimated to be $95.5 million over the term of the agreement, reflecting a 10% share in the pipeline venture. The pipeline project is designed to transport at least 650,000 dekatherms of natural gas per day from the Marcellus region in northern Pennsylvania to major northeastern markets. Fully contracted with long-term commitments from established natural gas producers currently operating in Pennsylvania, the pipeline is designed to originate from the Marcellus production areas in Susquehanna County, Pennsylvania, and interconnect with the Iroquois Gas Transmission and Tennessee Gas Pipeline systems in Schoharie County, New York.
On December 2, 2014, the Federal Energy Regulatory Commission (FERC) issued an order granting a certificate of public convenience and necessity.
On April 22, 2016, the New York State Department of Environmental Conservation (NYSDEC) denied Constitution’s application for a Section 401 Certification for the pipeline, which is necessary for the construction and operation of the pipeline. Constitution has stated that it remains committed to pursuing the project and that it intends to pursue all available options to challenge the legality and appropriateness of NYSDEC’s decision. In May, 2016, Constitution filed actions in both the U.S. Circuit Court of Appeals for the Second Circuit and the U.S. District Court for the Northern District of New York, appealing the decision and seeking declaratory judgment that the State of New York’s permitting authority is preempted by federal law. The courts have granted Constitution's motions to expedite the schedules for these legal actions. WGL Midstream held a $38.3 million equity method investment in Constitution at December 31, 2016. Refer to Note 11, Other Investments of the Notes to the Consolidated Financial Statements for further discussion of this matter.

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
Central Penn will be an integral part of Transco’s “Atlantic Sunrise” project. WGL Midstream will invest an estimated $410 million for its interest in Meade, and Meade will invest an estimated $746 million in Central Penn for an approximate 39%

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

interest in Central Penn. Transco will hold the remaining ownership interests in Central Penn. Central Penn currently has a projected in-service date of mid-2018. On February 3, 2017, the FERC issued an order granting Transco's certificate of public convenience and necessity, subject to certain conditions.  On February 6, 2016 Transco accepted the certificate of public convenience and necessity.
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
WGL Midstream expects to invest in scheduled capital contributions through the in-service date of the pipeline, its pro rata share (based on its 10% equity interest) of project costs, an estimated aggregate amount of approximately $327.6 million. In addition, WGL Midstream entered into a gas purchase commitment to buy 500,000 dekatherms of natural gas per day, at index-based prices, for a 20 year term, and will also be a shipper on the proposed pipeline.
Stonewall System
WGL Midstream has a 30% equity interest in an entity that owns and operates certain assets known as the Stonewall System. WGL Midstream paid $89.4 million to acquire the equity interest. The Stonewall System has the capacity to gather up to 1.4 billion cubic feet of natural gas per day from the Marcellus production region in West Virginia, and connects with an interstate pipeline system that serves markets in the mid-Atlantic region. During the quarter ended December 31, 2016, WGL Midstream contributed an additional $45.5 million related to retiring debt at the entity level.
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

Reference is made to the "Contractual Obligations, Off-Balance Sheet Arrangements and Other Commercial Commitments" section of Management's Discussion in our 2016 Annual Report. Note 5 to the Consolidated Financial Statements in our 2016 Annual Report includes a discussion of long-term debt, including debt maturities. Note 13 to the Consolidated Financial Statements in our 2016 Annual Report reflects information about the various contracts of Washington Gas, WGL Energy Services and WGL Midstream.

There were no significant changes to contractual obligations during the three months ended December 31, 2016. Refer to Note 16 — Subsequent Events for information regarding the proposed Merger Agreement.

Financial Guarantees
WGL has guaranteed payments primarily for certain commitments on behalf of certain subsidiaries. At December 31, 2016, these guarantees totaled $30.7 million, $269.9 million, $74.9 million and $356.8 million for Washington Gas, WGL Energy Services, WGL Energy Systems and WGL Midstream, respectively. At December 31, 2016,WGL also had guarantees on behalf of other subsidiaries totaling $2.1 million. The amount of such guarantees is periodically adjusted to reflect changes in the level of WGL's financial exposure related to these commitments. For all of our financial guarantees, WGL may cancel any or all future obligations upon written notice to the counterparty, but WGL would continue to be responsible for the obligations created under the guarantees prior to the effective date of the cancellation. WGL has also guaranteed payments for certain of our external partners. At December 31, 2016, the maximum potential amount of future payments under the guarantees totaled $15.7 million and the fair value of these guarantees was insignificant.
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
Washington Gas, WGL Energy Services and WGL Midstream are also subject to the collateral requirements of their counterparties. At December 31, 2016, Washington Gas, WGL Energy Services and WGL Midstream provided $6.5 million, $23.7 million and $28.0 million in cash collateral to counterparties, respectively.
The following table provides information on our credit exposure, net of collateral, to wholesale counterparties as of December 31, 2016 for Washington Gas, WGL Energy Services and WGL Midstream, separately.

Credit Exposure to Wholesale Counterparties (In millions)
Rating(a)	Exposure Before Credit Collateral(b)	Offsetting Credit Collateral Held(c)	Net Exposure	Number of Counterparties Greater Than 10%(d)	Net Exposure of Counterparties Greater Than 10%
Washington Gas
Investment Grade	$49.7	$13.3	$36.4	2	$34.0
Non-Investment Grade	0.1	0.1	—	—	—
No External Ratings	4.2	1.4	2.8	—	—
WGL Energy Services
Investment Grade	$6.0	$—	$6.0	3	$3.9
Non-Investment Grade	—	—	—	—	—
No External Ratings	0.7	0.1	0.6	—	—
WGL Midstream
Investment Grade	$74.0	$2.0	$72.0	1	$20.2
Non-Investment Grade	3.3	3.3	—	—	—
No External Ratings	16.4	2.1	14.3	—	—

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
WGSW is indirectly subject to retail credit risk associated with non-payment by customers who lease distributed energy equipment or maintain energy service agreements through ASD Solar LP, Nextility, SunEdison, SFEE, SFGF and SFRC. This credit risk was mitigated through minimum credit quality criteria established in each of WGSW’s agreements for customer agreements. These criteria were satisfied to enable WGSW to participate in the project financing arrangement or partnership interest.
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
The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Regulated Utility segment’s energy-related derivatives during the three months ended December 31, 2016:

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Regulated Utility Segment Changes in Fair Value of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2016	$(257.4)
Net fair value of contracts entered into during the period	(1.4)
Other changes in net fair value	35.7
Realized net settlement of derivatives	4.4
Net assets (liabilities) at December 31, 2016	$(218.7)

Regulated Utility Segment Roll Forward of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2016	$(257.4)
Recorded to income	14.7
Recorded to regulatory assets/liabilities	19.6
Realized net settlement of derivatives	4.4
Net assets (liabilities) at December 31, 2016	$(218.7)
The maturity dates of our net assets (liabilities) associated with the regulated utility segment’s energy-related derivatives recorded at fair value at December 31, 2016, is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Regulated Utility Segment Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

(In millions)	Remainder of 2017	2018	2019	2020	2021	Thereafter	Total
Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	(8.5)	(1.4)	—	—	—	—	(9.9)
Level 3 — Significant unobservable inputs	(27.8)	(34.6)	(20.8)	(20.5)	(18.8)	(86.3)	(208.8)
Total net assets (liabilities) associated with our energy-related derivatives	$(36.3)	$(36.0)	$(20.8)	$(20.5)	$(18.8)	$(86.3)	$(218.7)
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
The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Retail Energy-Marketing segment’s energy-related derivatives during the three months ended December 31, 2016:

Retail Energy-Marketing Segment Changes in Fair Value of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2016	$(17.0)
Net fair value of contracts entered into during the period	1.3
Other changes in net fair value	15.2
Realized net settlement of derivatives	(0.7)
Net assets (liabilities) at December 31, 2016	$(1.2)

Retail Energy-Marketing Segment Roll Forward of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2016	$(17.0)
Recorded to income	19.6
Recorded to accounts payable	(3.1)
Realized net settlement of derivatives	(0.7)
Net assets (liabilities) at December 31, 2016	$(1.2)
The maturity dates of our net assets (liabilities) associated with the Retail Energy-Marketing segments’ energy-related derivatives recorded at fair value at December 31, 2016 is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Retail Energy-Marketing Segment Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

(In millions)	Remainder of 2017	2018	2019	2020	2021	Thereafter	Total
Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	8.1	1.8	(0.9)	(0.5)	—	—	8.5
Level 3 — Significant unobservable inputs	(3.0)	(5.8)	(1.0)	0.1	—	—	(9.7)
Total net assets (liabilities) associated with our energy-related derivatives	$5.1	$(4.0)	$(1.9)	$(0.4)	$—	$—	$(1.2)
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
WGSW holds project financing arrangements, whereby it holds an interest in a limited partnership that acquires distributed generation solar assets at fair market value and leases back those assets to counterparties, with a fixed target rates of return over terms between 6-20 years. WGSW also enters into arrangements in which investment partners purchase solar assets and lease them to retail customers. In these cases, the purchased solar assets are expected to achieve a target rate of return from the lease payments that are collected from the retail customers. WGSW manages this price risk through its investment agreements and evaluation of the asset purchase in conjunction with the inception of the lease.
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
The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Midstream Energy Services segments’ energy-related derivatives during the three months ended December 31, 2016:

Midstream Energy Services Segment Changes in Fair Value of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2016	$(19.9)
Net fair value of contracts entered into during the period	(7.1)
Other changes in net fair value	(17.9)
Realized net settlement of derivatives	21.5
Net assets (liabilities) at December 31, 2016	$(23.4)

Midstream Energy Services Segment Roll Forward of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2016	$(19.9)
Recorded to income	(25.0)
Realized net settlement of derivatives	21.5
Net assets (liabilities) at December 31, 2016	$(23.4)

The maturity dates of our net assets (liabilities) associated with the Midstream Energy Services segments’ energy-related derivatives recorded at fair value at December 31, 2016 is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Midstream Energy Services Segment Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

(In millions)	Remainder of 2017	2018	2019	2020	2021	Thereafter	Total
Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	(3.4)	(1.6)	—	—	—	—	(5.0)
Level 3 — Significant unobservable inputs	(5.9)	(8.6)	(2.3)	(1.5)	(0.7)	0.6	(18.4)
Total net assets associated with our energy-related derivatives	$(9.3)	$(10.2)	$(2.3)	$(1.5)	$(0.7)	$0.6	$(23.4)
Refer to Note 8, Derivative and Weather-Related Instruments and Note 9, Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements for a further discussion of our derivative activities and fair value measurements.
Value-at-Risk
WGL Energy Services measures the market risk of its energy commodity portfolio by determining its value-at-risk. Value-at-risk is an estimate of the maximum loss that can be expected at some level of probability if a portfolio is held for a given time period. The value-at-risk calculation for natural gas and electric portfolios include assumptions for normal weather, new customer additions and renewing customers for which supply commitments have been secured. Based on a 95% confidence interval for a one-day holding period, WGL Energy Services’ value-at-risk at December 31, 2016 was approximately $78,300 and $29,200, related to its natural gas and electric portfolios, respectively. The high, low and average value-at-risk for natural gas and electric portfolios between the period October 1, 2016 and December 31, 2016 are noted in the table below.

WGL Energy Services Value-at-Risk
(In thousands)	High	Low	Average
Natural Gas Portfolio	$102.3	$24.9	$57.0
Electric Portfolio	58.6	12.3	36.0
Total	$160.9	$37.2	$93.0
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
Short-Term Debt. At December 31, 2016 and September 30, 2016, WGL and its subsidiaries had outstanding notes payable and project financing of $634.4 million and $331.4 million, respectively. The carrying amount of our short-term debt approximates fair value. A change of 100 basis points in the underlying average interest rate for our short-term debt would have caused a change in interest expense of approximately $2.1 million for the quarter.
Long-Term Debt. At December 31, 2016 and September 30, 2016, WGL had outstanding fixed-rate and variable rate MTNs and other long-term debt of $1,435.2 million and $1,435.0 million, excluding current maturities. While fixed-rate debt does not expose us to earnings risk when market interest rates change, such debt is subject to changes in fair value. Fair value is defined as the present value of the debt securities’ future cash flows discounted at interest rates that reflect market conditions as of the measurement date. As of December 31, 2016, the fair value of WGL’s debt was $1,540.6 million. Our sensitivity analysis indicates that fair value would increase by approximately $63.6 million or decrease by approximately $58.4 million if interest rates were to decline or increase by 10%, respectively, from current market levels. At December 31, 2016, Washington Gas had outstanding fixed-rate MTNs and other long-term debt of $939.1 million, excluding current maturities. As of December 31, 2016, the fair value of Washington Gas’ fixed-rate debt was $1,042.6 million. Our sensitivity analysis indicates that fair value would increase by approximately $51.3 million or decrease by approximately $47.3 million if interest rates were to decline or increase by 10%, respectively, from current market levels. In general, such an increase or decrease in fair value would impact earnings and cash flows only if WGL or Washington Gas were to reacquire some or all of these instruments in the open market prior to their maturity.
A total of $1,052.5 million, or approximately 72.8% of the face amount of WGL’s outstanding long-term debt, excluding current maturities, have make-whole call options which, if exercised, would require us to pay a premium over the face amount.
A total of $802.5 million, or approximately 84.8% of the face amount of Washington Gas’ outstanding long-term debt, excluding current maturities, have make-whole call options which, if exercised, would require us to pay a premium over the face amount.
On October 1, 2016, WGL and Washington Gas adopted ASU 2015-03 and ASU 2015-15. This standard requires an entity to account for debt issuance costs as a valuation account presented as a deduction from the face amount of debt in the balance sheet. Prior period amounts related to long-term debt in the accompanying condensed balance sheets have been reclassified to conform to the current period presentation.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Derivative Instruments. WGL expected to issue 30-year debt in January 2018. In anticipation of the debt issuance, WGL entered into forward starting interest rate swaps with a total notional amount outstanding of $250.0 million, to hedge the variability in future interest payments. WGL designated these interest rate swaps as cash flow hedges. The effective portion of changes in fair value is reported as a component of other comprehensive income (loss). As a result of certain covenants related to the proposed merger with AltaGas, in January 2017, WGL de-designated these hedges. The balance in accumulated other comprehensive income at December 31, 2016 was $6.4 million related to these hedges. Refer to Note 8 - Derivative and Weather-Related Instruments of the Notes to Condensed Consolidated Financial Statements for a further discussion of our interest-rate risk management activity and to Note 16 — Subsequent Events for a discussion of the proposed merger.

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
RESULTS OF OPERATIONS—Three Months Ended December 31, 2016 vs. December 31, 2015
The results of operations for the regulated utility segment and Washington Gas are substantially the same; therefore, this section primarily focuses on statistical information and other information that is not discussed in the results of operations for the regulated utility segment. Refer to the section entitled “Results of Operations—Regulated Utility Operating Results” for a detailed discussion of the results of operations for the regulated utility segment.
Key gas delivery, weather and meter statistics are shown in the table below for the three months ended December 31, 2016 and 2015.

Gas Deliveries, Weather and Meter Statistics
	Three Months Ended December 31,		Increase/
	2016	2015	(Decrease)
Gas Sales and Deliveries (millions of therms)
Firm
Gas sold and delivered	265.2	197.9	67.3
Gas delivered for others	161.6	133.3	28.3
Total firm	426.8	331.2	95.6
Interruptible
Gas sold and delivered	0.8	0.7	0.1
Gas delivered for others	64.2	62.5	1.7
Total interruptible	65.0	63.2	1.8
Electric generation—delivered for others	23.6	43.2	(19.6)
Total deliveries	515.4	437.6	77.8
Degree Days
Actual	1,196	956	240
Normal	1,318	1,331	(13)
Percent colder (warmer) than normal	(9.3)%	(28.2)%	n/a
Average active customer meters	1,148,900	1,135,700	13,200
New customer meters added	3,703	3,833	(130)
Gas Service to Firm Customers. The volume of gas delivered to firm customers is highly sensitive to weather variability as a large portion of the natural gas delivered by Washington Gas is used for space heating. Washington Gas’ rates are based on an assumption of normal weather. The tariffs in the Maryland and Virginia jurisdictions include provisions that consider the effects of the RNA and the WNA/CRA mechanisms, respectively, that are designed to, among other things, eliminate the effect on net revenues of variations in weather from normal levels (refer to the section entitled “Weather Risk” for further discussion of these mechanisms and other weather-related instruments included in our weather protection strategy). The comparison of firm volumes delivered for the current quarter compared to the prior quarter primarily reflects significantly colder weather in the current quarter, as well as an increase in average active customer meters.
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
Interest Expense
Washington Gas' interest expense for the three months ended December 31, 2016 and 2015 was $12.8 million and $10.3 million, respectively. The increase in interest on long-term debt primarily comprises debt issued by Washington Gas in fiscal year 2016.
Income Taxes
The following table shows Washington Gas' income tax expense and effective income tax rate for the three months ended December 31, 2016 and 2015.

Income Taxes
	Three Months Ended December 31,		Increase/
(In millions)	2016	2015	(Decrease)
Income before income taxes	$89.5	$88.4	$1.1
Income tax expense	34.0	33.8	0.2
Effective income tax rate	38.0%	38.2%	(0.2)%
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and capital resources for Washington Gas are substantially the same as the liquidity and capital resources discussion included in the Management’s Discussion of WGL (except for certain items and transactions that pertain to WGL and its unregulated subsidiaries). Those explanations are incorporated by reference into this discussion.
RATES AND REGULATORY MATTERS
Washington Gas makes its requests to modify existing rates based on its determination of the level of net investment in plant and equipment, operating expenses, and a level of return on invested capital that is just and reasonable. The following is an update of significant current regulatory matters in Washington Gas’ jurisdictions. For a more detailed discussion of the matters below, refer to our combined Annual Report on Form 10-K for WGL and Washington Gas for the fiscal year ended September 30, 2016.
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

The application for a rate increase also: (i) provides for an RNA in the proposed rate structure to reduce fluctuations in customers’ bills resulting from extreme weather patterns; (ii) proposes a commercial framework for the delivery of natural gas for Combined Heat and Power (CHP) systems, which efficiently capture vented heat during the power generation process and use this heat for space heating and cooling and (iii) proposes an incentive program for developers of multi-family housing projects to bring the benefits of natural gas, including lower energy bills and reduced carbon emissions, to more residents in the District of Columbia. The application requests authority to earn an 8.23% overall rate of return, including a return on equity of 10.25%. Washington Gas anticipates that the new rates will become effective in March 2017.

Maryland Jurisdiction

Proposed Line Extension Tariff Revisions. On December 7, 2016, Washington Gas filed a petition with the PSC of MD for approval of proposed tariff revisions to facilitate access to natural gas in areas within Washington Gas' Maryland franchise area that are currently without natural gas service. Specifically, the petition requests approval of tariff provisions which would: (i) allow new customers to pay required contributions for extension of gas facilities over up to 20 years at the overall cost of capital, with the payment obligation remaining with the service address; (ii) authorize Washington Gas to perform a project assessment of anticipated life cycle revenues to convert an area to natural gas service once Washington Gas secures service commitments from 20% of the target market in an unserved or underserved market; and (iii) authorize Washington Gas to establish a regulatory asset to defer for future collection in rates, upon approval by the PSC of MD, the property taxes, earnings and depreciation on qualifying transmission and main expenditures installed in identified growth areas. The petition has been docketed, with a final order expected in August 2017.

Virginia Jurisdiction

Virginia Rate Case. On June 30, 2016, Washington Gas filed an application with the Commonwealth of Virginia State Corporation Commission (SCC of VA) to increase its base rates for natural gas service by $45.6 million, which includes $22.3 million of revenue associated with natural gas pipeline replacement initiatives previously approved by the Commission and paid by customers through a monthly rider. Additionally, the proposed rate increase includes provisions designed to deliver the benefits of natural gas to more customers that include: (i) facilitating conversion to natural gas in locations already served by Washington Gas; (ii) expanding the natural gas system to high-growth communities in Virginia and (iii) research and development that we believe will enable innovations to enhance service for our customers.

Interim rates went into effect, subject to refund, in the December 2016 billing cycle. The procedural schedule provides the following due dates for testimony: intervenors by January 31, 2017, Staff of the SCC of VA by February 28, 2017 and Washington Gas' rebuttal testimony by March 28, 2017. The public and evidentiary hearing is scheduled for April 18, 2017.

Affiliate Transactions. On December 30, 2016, Washington Gas filed an application for approval to permanently release its contracts with Transcontinental Gas Pipe Line Company LLC’ (“Transco”) for MarketLink and Leidy East interstate pipeline transportation capacity to WGL Midstream. The proceeding is pending review by the SCC of VA. Washington Gas has not used the MarketLink and Leidy East interstate pipeline transportation capacity to provide gas utility service since 2012 and will not use these resources for system supply in the future.

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

ITEM 4. CONTROLS AND PROCEDURES—WGL Holdings, Inc.
Senior management, including the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer of WGL, evaluated the effectiveness of WGL’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2016. Based on this evaluation process, the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that disclosure controls and procedures of WGL are effective. There have been no changes in the internal control over financial reporting of WGL during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of WGL.
ITEM 4. CONTROLS AND PROCEDURES—Washington Gas Light Company
Senior management, including the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer of Washington Gas, evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) of Washington Gas as of December 31, 2016. Based on this evaluation process, the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures of Washington Gas are effective. There have been no changes in the internal control over financial reporting of Washington Gas during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Washington Gas.

WGL Holdings, Inc.
Washington Gas Light Company
Part II—Other Information

ITEM 1. LEGAL PROCEEDINGS
Washington Gas continues to support the investigation by the NTSB into the August 10, 2016 explosion and fire at an apartment complex on Arliss Street in Silver Spring, Maryland, the cause of which has not been determined.  Additional information will be made available by the NTSB at the appropriate time.  On November 2, 2016, two civil actions were filed in the District of Columbia Superior Court against WGL Holdings and Washington Gas (as well as a property management company that is not affiliated with WGL Holdings or Washington Gas), by residents of the apartment complex.  In one lawsuit, twenty-nine plaintiffs seek unspecified damages for, among others, wrongful death and personal injury. The other action is a class action suit seeking total damages stated to be less than $5 million for, among others, property damage and various counts relating to the loss of the use of the premises. Both actions allege causes of action for negligence, product liability, and declaratory relief. Eighteen civil actions have been filed in the Circuit Court for Montgomery County, Maryland seeking unspecified damages for personal injury and property damage.  We maintain excess liability insurance coverage from highly-rated insurers, subject to a nominal self-insured retention. We believe that this coverage will be sufficient to cover any significant liability to it that may result from this incident. Management is unable to determine a range of potential losses that are reasonably possible of occurring and therefore we have not recorded a reserve associated with this incident.  Washington Gas was invited by the NTSB to be a party to the investigation and in that capacity continues to work closely with the NTSB to help determine the cause of this incident.
The nature of our business ordinarily results in periodic regulatory proceedings before various state and federal authorities. For information regarding pending federal and state regulatory matters, see Note 13—Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS

Risks Relating to the Proposed Merger with AltaGas

The proposed merger with AltaGas is subject to shareholder and regulatory approval.
On January 25, 2017, WGL and AltaGas entered into a Merger Agreement for WGL to be acquired by AltaGas in an all cash transaction valued at approximately $6.4 billion. Consummation of the Merger is subject to the satisfaction or waiver of specified closing conditions, including (i) the approval of the Merger by the holders of more than two-thirds of the outstanding shares of WGL common stock, (ii) the receipt of regulatory approvals required to consummate the Merger, including approval from the Public Service Commission of the District of Columbia, the Public Service Commission of Maryland, the State Corporation Commission of Virginia, the Federal Energy Regulatory Commission and the Committee on Foreign Investment in the United States, (iii) the expiration or termination of the applicable waiting period under HSR, (iv) the absence of any order of any governmental authority and the absence of the enactment of any law, in each case that enjoins, prohibits or makes illegal the consummation of the Merger, and (v) other customary closing conditions, including (a) the accuracy of each party’s representations and warranties (subject to customary materiality qualifiers), and (b) each party’s compliance in all material respects with its obligations and covenants contained in the Merger Agreement. In addition, the obligations of AltaGas and its merger subsidiary to consummate the Merger are subject to (a) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) and (b) the required regulatory approvals and any law not imposing or requiring any undertakings, terms, conditions, obligations, commitments, sanctions or remedial actions that constitute a Burdensome Condition (as defined in the Merger Agreement).

WGL may not receive the required statutory approvals and other clearances for the Merger, or they may not be received in a timely manner. If such approvals are received, they may impose terms, conditions or restrictions (i) that cause a failure of the closing conditions set forth in the Merger Agreement, or (ii) could have a detrimental impact on the combined company following completion of the Merger. A substantial delay in obtaining the required authorizations, approvals or consents or the imposition of unfavorable terms, conditions or restrictions could prevent the completion of the Merger. Even after the expiration of the waiting period under HSR, government authorities could seek to block or challenge the Merger as they deem necessary or desirable in the public interest.

Failure to complete the Merger could adversely affect WGL’s stock price and future business operations and financial results.

WGL Holdings, Inc.
Washington Gas Light Company
Part II—Other Information

If WGL is unable to complete the Merger, holders of WGL common stock will not receive any payment for their shares pursuant to the Merger Agreement. WGL’s ongoing business may be adversely affected and would be subject to a number of risks, including the following:

•	WGL would have paid significant transaction costs, and may in certain circumstances, be obligated to pay a termination fee to AltaGas of $136 million;

•	the attention of management may have been diverted to the Merger rather than to operations and the pursuit of other opportunities;

•
though the merger terms contemplate management and employees remaining to operate WGL, there is the chance of the potential loss of key personnel, as personnel may feel uncertain about their future with the combined company;

•
WGL will have been subject to certain restrictions on the conduct of business, which may prevent the Company from making certain acquisitions or dispositions or pursuing other business opportunities; and

•	the trading price of WGL’s stock may decline if the market believes the Merger may not be completed.

Failure to complete the Merger may result in negative publicity, additional litigation against WGL or its directors and officers, and a negative impression of WGL in the investment community. The occurrence of these events, individually or in the aggregate, could have a material adverse effect on the results of operations or the price of WGL’s common stock.

WGL’s business will be impacted by the terms and conditions of the Merger Agreement.

The Merger Agreement restricts WGL, without AltaGas’s consent, from undertaking certain specified actions until the Merger occurs or the Merger Agreement terminates. These restrictions may prevent WGL from pursuing otherwise attractive business opportunities and making other changes to its business prior to completion of the Merger or termination of the Merger Agreement.

WGL will incur significant costs associated with the Merger.

WGL expects to incur significant costs associated with the Merger for financial advisory services, legal services, revaluation of share-based compensation and acceleration of executive compensation. Some of these costs will be incurred even if the Merger is not completed.

WGL’s business will be subject to uncertainties while the Merger is pending.

Uncertainty about the effect of the Merger on employees, suppliers and customers may have an adverse effect on WGL. Although WGL intends to take steps to reduce any adverse effects, these uncertainties may impair WGL’s abilities to attract, retain and motivate employees until the Merger is completed and for a period of time thereafter.

Potential future actions against WGL and its directors and officers challenging the Merger may prevent the Merger from being completed within the anticipated time frame.

WGL and/or its directors and officers may potentially be named as defendants in class action lawsuits filed on behalf of public shareholders challenging the Merger and potentially seeking to enjoin the defendants from consummating the Merger on the agreed-upon terms.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

WGL Holdings, Inc.
Washington Gas Light Company
Part II—Other Information

ITEM 6. EXHIBITS
Exhibits:

Schedule/ Exhibit	Description
(a)(3)	Exhibits

Exhibits Incorporated by Reference:

2.1
Agreement and Plan of Merger, dated as of January 25, 2017, among WGL Holdings, Inc., Wrangler Inc. and AltaGas, Ltd. (Exhibit No. 2.1 to WGL Holdings, Inc. Current Report on Form 8-K filed January 27, 2017)

2.2
Subscription Agreement for Series A Non-Voting Non-Convertible Perpetual Preferred Stock, dated as of January 25, 2017, by and between WGL Holdings, Inc. and AltaGas Ltd. (Exhibit No. 2.2 to WGL Holdings, Inc. Current Report on Form 8-K filed January 27, 2017)

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

WGL HOLDINGS, INC. and WASHINGTON GAS LIGHT COMPANY (Co-registrants)

Date: February 8, 2017	/s/ William R. Ford
William R. Ford
Vice President and Chief Accounting Officer (Principal Accounting Officer)