Form 10-Q
period 2017-03-31
WGL HOLDINGS INC; WASHINGTON GAS LIGHT CO
filed 2017-05-05
CIK 1103601, 104819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether each registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether each registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
WGL Holdings, Inc.:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Washington Gas Light Company:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.
WGL Holdings, Inc. common stock, no par value, outstanding as of April 30, 2017: 51,219,000 shares.
All of the outstanding shares of common stock ($1 par value) of Washington Gas Light Company were held by WGL Holdings, Inc. as of April 30, 2017.

WGL Holdings, Inc.
Washington Gas Light Company

For the Quarter Ended March 31, 2017

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
SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
Certain matters discussed in this report, excluding historical information, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the outlook for earnings, dividends, revenues and other future financial business performance, strategies, AltaGas Ltd's proposed acquisition of us and other expectations. Forward-looking statements are typically identified by words such as, but not limited to, “estimates,” “expects,” “anticipates,” “intends,” “believes,” “plans” and similar expressions, or future or conditional terms such as “will,” “should,” “would” and “could.” Forward-looking statements speak only as of today, and the registrants assume no duty to update them. Factors that could cause actual results to differ materially from forward-looking statements or historical performance include those discussed in Item 1A. Risk Factors in the combined Annual Report on Form 10-K for WGL and Washington Gas for the fiscal year ended September 30, 2016, in Part II, Item 1A, Risk Factors in this quarterly update on Form 10-Q and in our other filings with the Securities and Exchange Commission, and may include, but are not limited to the following:

•
the occurrence of any event, change or other circumstances that could give rise to the termination of the Agreement and Plan of Merger (merger agreement) among WGL, AltaGas Ltd. (AltaGas) and Wrangler, Inc.

•	the inability of WGL or AltaGas to satisfy conditions to the closing of the merger;

•	WGL's shareholders may not approve the merger agreement;

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

(iii)

WGL Holdings, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
Part I—Financial Information
Item 1—Financial Statements

(In thousands)	March 31, 2017	September 30, 2016
ASSETS
Property, Plant and Equipment
At original cost	$5,745,531	$5,542,916
Accumulated depreciation and amortization	(1,472,749)	(1,415,679)
Net property, plant and equipment	4,272,782	4,127,237
Current Assets
Cash and cash equivalents	7,462	5,573
Receivables
Accounts receivable	496,082	329,989
Gas costs and other regulatory assets	35,798	15,294
Unbilled revenues	205,744	173,076
Allowance for doubtful accounts	(27,770)	(27,339)
Net receivables	709,854	491,020
Materials and supplies—principally at average cost	17,394	18,414
Storage gas	139,134	207,132
Prepaid taxes	27,022	33,397
Other prepayments	66,528	42,626
Derivatives	12,498	18,510
Other	24,467	26,802
Total current assets	1,004,359	843,474
Deferred Charges and Other Assets
Regulatory assets
Gas costs	122,441	179,856
Pension and other post-retirement benefits	213,143	223,242
Other	100,718	98,592
Prepaid post-retirement benefits	188,546	180,686
Derivatives	65,835	55,020
Investments in direct financing leases, capital leases	26,402	29,780
Investments in unconsolidated affiliates	408,699	303,491
Other	6,810	8,072
Total deferred charges and other assets	1,132,594	1,078,739
Total Assets	$6,409,735	$6,049,450
CAPITALIZATION AND LIABILITIES
Capitalization
WGL Holdings common shareholders’ equity	$1,537,882	$1,375,561
Non-controlling interest	3,251	409
Washington Gas Light Company preferred stock	28,173	28,173
Total equity	1,569,306	1,404,143
Long-term debt	1,235,432	1,435,045
Total capitalization	2,804,738	2,839,188
Current Liabilities
Current maturities of long-term debt	250,000	—
Notes payable and project financing	532,320	331,385
Accounts payable and other accrued liabilities	389,881	405,351
Wages payable	18,361	17,908
Accrued interest	7,441	7,645
Dividends declared	26,452	25,283
Customer deposits and advance payments	60,398	86,384
Gas costs and other regulatory liabilities	42,244	12,973
Accrued taxes	21,452	15,672
Derivatives	31,292	82,334
Other	52,278	41,991
Total current liabilities	1,432,119	1,026,926
Deferred Credits
Unamortized investment tax credits	171,852	163,493
Deferred income taxes	844,915	726,763
Accrued pensions and benefits	234,018	228,377
Asset retirement obligations	207,571	203,105
Regulatory liabilities
Accrued asset removal costs	294,625	310,788
Other post-retirement benefits	106,860	113,875
Other	10,382	14,450
Derivatives	183,263	304,198
Other	119,392	118,287
Total deferred credits	2,172,878	2,183,336
Commitments and Contingencies (Note 13)
Total Capitalization and Liabilities	$6,409,735	$6,049,450
The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Condensed Consolidated Statements of Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands, except per share data)	2017	2016	2017	2016
OPERATING REVENUES
Utility	$466,270	$442,837	$793,333	$730,990
Non-utility	375,480	392,852	657,904	718,083
Total Operating Revenues	841,750	835,689	1,451,237	1,449,073
OPERATING EXPENSES
Utility cost of gas	134,458	121,055	209,958	171,080
Non-utility cost of energy-related sales	301,780	351,720	554,666	634,207
Operation and maintenance	118,261	103,933	218,978	199,352
Depreciation and amortization	39,110	33,170	74,393	64,582
General taxes and other assessments	50,544	51,400	90,932	87,932
Total Operating Expenses	644,153	661,278	1,148,927	1,157,153
OPERATING INCOME	197,597	174,411	302,310	291,920
Equity in earnings of unconsolidated affiliates	7,344	4,768	7,609	6,031
Other income (expenses) — net	(1,953)	795	(1,475)	1,774
Interest expense	14,255	12,999	30,490	25,759
INCOME BEFORE INCOME TAXES	188,733	166,975	277,954	273,966
INCOME TAX EXPENSE	70,778	60,357	104,232	98,847
NET INCOME	$117,955	$106,618	$173,722	$175,119
Non-controlling interest	(5,439)	—	(7,974)	—
Dividends on Washington Gas Light Company preferred stock	330	330	660	660
NET INCOME APPLICABLE TO COMMON STOCK	$123,064	$106,288	$181,036	$174,459
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	51,217	50,009	51,192	49,918
Diluted	51,476	50,282	51,458	50,166
EARNINGS PER AVERAGE COMMON SHARE
Basic	$2.40	$2.13	$3.54	$3.49
Diluted	$2.39	$2.11	$3.52	$3.48
DIVIDENDS DECLARED PER COMMON SHARE	$0.5100	$0.4875	$0.9975	$0.9500
The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2017	2016	2017	2016
NET INCOME	$117,955	$106,618	$173,722	$175,119
OTHER COMPREHENSIVE INCOME, BEFORE INCOME TAXES:
Qualified cash flow hedging instruments	48	(18,634)	49,503	(17,550)
Pension and other post-retirement benefit plans
Change in net prior service credit	(217)	(214)	(434)	(428)
Change in actuarial net loss	588	419	1,176	838
Total other comprehensive income (loss) before taxes	$419	$(18,429)	$50,245	$(17,140)
INCOME TAX EXPENSE (BENEFIT) RELATED TO OTHER COMPREHENSIVE INCOME	167	(7,649)	20,580	(7,118)
OTHER COMPREHENSIVE INCOME (LOSS)	$252	$(10,780)	$29,665	$(10,022)
COMPREHENSIVE INCOME	$118,207	$95,838	$203,387	$165,097
Non-controlling interest	(5,439)	—	(7,974)	—
Dividends on Washington Gas Light Company preferred stock	330	330	660	660
COMPREHENSIVE INCOME ATTRIBUTABLE TO WGL HOLDINGS	$123,316	$95,508	$210,701	$164,437
The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Six Months Ended March 31,
(In thousands)	2017	2016
OPERATING ACTIVITIES
Net income	$173,722	$175,119
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	74,393	64,582
Amortization of:
Other regulatory assets and liabilities—net	1,797	649
Debt related costs	873	676
Deferred income taxes—net	77,278	102,753
Accrued/deferred pension and other post-retirement benefit cost	10,819	9,888
Earnings in equity interest	(7,609)	6,031
Compensation expense related to stock-based awards	8,605	7,562
Provision for doubtful accounts	3,373	6,672
Impairment loss	—	3,000
Other non-cash credits—net	3,401	(10,075)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and unbilled revenues—net	(210,871)	(188,728)
Gas costs and other regulatory assets/liabilities—net	8,767	(22,881)
Storage gas	67,998	77,496
Prepaid taxes	6,375	10,188
Other prepayments	(23,902)	(37,617)
Accounts payable and other accrued liabilities	24,840	23,656
Customer deposits and advance payments	(25,986)	(5,549)
Unamortized investment tax credits	8,359	20,244
Accrued taxes	5,780	17,988
Accrued interest	(204)	117
Other current assets	3,355	(7,682)
Other current liabilities	(32,614)	(18,727)
Deferred gas costs—net	57,415	66,688
Deferred assets—other	(13,478)	(17,865)
Deferred liabilities—other	(3,413)	(52,990)
Derivatives	(127,273)	(94,089)
Other—net	(531)	(128)
Net Cash Provided by Operating Activities	91,269	136,978
FINANCING ACTIVITIES
Common stock issued	298	31,900
Long-term debt issued	50,000	250,000
Long-term debt retired	—	(25,000)
Debt issuance costs	(404)	(284)
Notes payable issued —net	230,806	(47,000)
Contributions from non-controlling interest	10,816	—
Project financing	9,429	20,390
Dividends on common stock and preferred stock	(49,220)	(45,462)
Other financing activities—net	2,305	1,998
Net Cash Provided by Financing Activities	254,030	186,542
INVESTING ACTIVITIES
Capital expenditures (excluding Allowance for Funds Used During Construction)	(266,545)	(206,928)
Investments in non-utility interests	(89,295)	(118,583)
Distributions and receipts from non-utility interests	2,827	3,740
Proceeds from the sale of assets	10,466	—
Loans to external parties	(863)	1,392
Net Cash Used in Investing Activities	(343,410)	(320,379)
INCREASE IN CASH AND CASH EQUIVALENTS	1,889	3,141
Cash and Cash Equivalents at Beginning of Year	5,573	6,733
Cash and Cash Equivalents at End of Period	$7,462	$9,874
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid (refunded)—net	$(4,650)	$2,601
Interest paid	$32,429	$25,341
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Project financing activities	$(29,871)	$—
Capital expenditure accruals included in accounts payable and other accrued liabilities	$41,892	$47,350
Dividends paid in common stock	$1,362	$1,300
Stock issued related to compensation	$6,564	$6,742
Transfer of investments to property, plant and equipment	$3,959	$—
Transfer of accounts receivable to investments	$10,031	$—
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Condensed Balance Sheets (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

(In thousands)	March 31, 2017	September 30, 2016
ASSETS
Property, Plant and Equipment
At original cost	$5,045,922	$4,874,905
Accumulated depreciation and amortization	(1,394,852)	(1,348,173)
Net property, plant and equipment	3,651,070	3,526,732
Current Assets
Cash and cash equivalents	1	1
Receivables
Accounts receivable	272,494	140,457
Gas costs and other regulatory assets	35,798	15,294
Unbilled revenues	133,160	89,945
Allowance for doubtful accounts	(20,604)	(20,220)
Net receivables	420,848	225,476
Materials and supplies—principally at average cost	17,348	18,368
Storage gas	31,067	82,473
Prepaid taxes	12,825	16,826
Other prepayments	21,097	10,924
Receivables from associated companies	19,617	13,799
Derivatives	3,379	7,285
Other	66	51
Total current assets	526,248	375,203
Deferred Charges and Other Assets
Regulatory assets
Gas costs	122,441	179,856
Pension and other post-retirement benefits	211,937	221,971
Other	100,656	98,527
Prepaid post-retirement benefits	187,521	179,675
Derivatives	23,262	25,590
Other	2,445	2,001
Total deferred charges and other assets	648,262	707,620
Total Assets	$4,825,580	$4,609,555
CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$1,220,617	$1,113,446
Preferred stock	28,173	28,173
Long-term debt	939,221	939,015
Total capitalization	2,188,011	2,080,634
Current Liabilities
Notes payable and project financing	227,748	104,385
Accounts payable and other accrued liabilities	194,362	204,980
Wages payable	16,718	16,235
Accrued interest	3,604	3,758
Dividends declared	22,099	21,453
Customer deposits and advance payments	59,750	80,936
Gas costs and other regulatory liabilities	42,244	12,973
Accrued taxes	26,480	17,639
Payables to associated companies	78,551	65,770
Derivatives	24,408	58,295
Other	7,217	7,193
Total current liabilities	703,181	593,617
Deferred Credits
Unamortized investment tax credits	4,473	4,851
Deferred income taxes	849,405	763,720
Accrued pensions and benefits	231,947	226,339
Asset retirement obligations	203,207	199,377
Regulatory liabilities
Accrued asset removal costs	294,625	310,788
Other post-retirement benefits	106,210	113,169
Other	10,382	14,450
Derivatives	157,573	232,040
Other	76,566	70,570
Total deferred credits	1,934,388	1,935,304
Commitments and Contingencies (Note 13)
Total Capitalization and Liabilities	$4,825,580	$4,609,555
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Condensed Statements of Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2017	2016	2017	2016
OPERATING REVENUES	$475,021	$452,024	$809,007	$747,270
OPERATING EXPENSES
Utility cost of gas	143,189	130,242	225,620	187,360
Operation and maintenance	86,754	81,210	168,920	160,518
Depreciation and amortization	33,116	28,757	63,242	55,962
General taxes and other assessments	46,104	47,589	82,359	80,227
Total Operating Expenses	309,163	287,798	540,141	484,067
OPERATING INCOME	165,858	164,226	268,866	263,203
Other expense — net	(1,357)	(501)	(2,136)	(721)
Interest expense	13,005	10,395	25,767	20,718
INCOME BEFORE INCOME TAXES	151,496	153,330	240,963	241,764
INCOME TAX EXPENSE	57,886	58,897	91,892	92,719
NET INCOME	$93,610	$94,433	$149,071	$149,045
Dividends on Washington Gas preferred stock	330	330	660	660
NET INCOME APPLICABLE TO COMMON STOCK	$93,280	$94,103	$148,411	$148,385
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Condensed Statements of Comprehensive Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2017	2016	2017	2016
NET INCOME	$93,610	$94,433	$149,071	$149,045
OTHER COMPREHENSIVE INCOME, BEFORE INCOME TAXES:
Pension and other post-retirement benefit plans
Change in net prior service credit	(217)	(214)	(434)	(428)
Change in actuarial net loss	588	419	1,176	838
Total pension and other post-retirement benefit plans	$371	$205	$742	$410
INCOME TAX EXPENSE RELATED TO OTHER COMPREHENSIVE INCOME	148	81	295	162
OTHER COMPREHENSIVE INCOME	$223	$124	$447	$248
COMPREHENSIVE INCOME	$93,833	$94,557	$149,518	$149,293
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Condensed Statements of Cash Flows (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Six Months Ended March 31,
(In thousands)	2017	2016
OPERATING ACTIVITIES
Net income	$149,071	$149,045
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	63,242	55,962
Amortization of:
Other regulatory assets and liabilities—net	1,797	649
Debt related costs	692	629
Deferred income taxes—net	61,408	75,133
Accrued/deferred pension and other post-retirement benefit cost	7,551	9,863
Compensation expense related to stock-based awards	8,094	6,396
Provision for doubtful accounts	2,410	5,494
Other non-cash charges—net	1,965	1,759
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable, unbilled revenues and receivables from associated companies—net	(183,096)	(163,608)
Gas costs and other regulatory assets/liabilities—net	8,767	(22,881)
Storage gas	51,406	55,447
Prepaid taxes	4,001	13,831
Other prepayments	(10,173)	(14,147)
Accounts payable and other accrued liabilities, including payables to associated companies	16,017	24,136
Customer deposits and advance payments	(21,186)	(5,749)
Accrued taxes	8,841	17,305
Accrued interest	(154)	4
Other current assets	1,005	2,375
Other current liabilities	(3,450)	(3,157)
Deferred gas costs—net	57,415	66,688
Deferred assets—other	(9,241)	(16,114)
Deferred liabilities—other	7,933	(5,638)
Derivatives	(102,120)	(89,890)
Other—net	1,290	(36)
Net Cash Provided by Operating Activities	123,485	163,496
FINANCING ACTIVITIES
Long-term debt retired	—	(25,000)
Debt issuance costs	(399)	(171)
Notes payable issued —net	121,329	44,000
Project financing	2,034	20,390
Dividends on common stock and preferred stock	(42,921)	(40,538)
Other financing activities—net	2,248	1,949
Net Cash Provided by Financing Activities	82,291	630
INVESTING ACTIVITIES
Capital expenditures (excluding Allowance for Funds Used During Construction)	(205,776)	(159,420)
Net Cash Used In Investing Activities	(205,776)	(159,420)
INCREASE IN CASH AND CASH EQUIVALENTS	—	4,706
Cash and Cash Equivalents at Beginning of Year	1	1
Cash and Cash Equivalents at End of Period	$1	$4,707
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes refunded — net	$(6,449)	$—
Interest paid	$25,478	$20,300
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Project financing activities	$(29,871)	$—
Capital expenditure accruals included in accounts payable and other accrued liabilities	$28,063	$31,116
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
The condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Therefore, certain financial information and note disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) are omitted in this interim report. The interim consolidated financial statements and accompanying notes should be read in conjunction with the combined Annual Report on Form 10-K for WGL and Washington Gas for the fiscal year ended September 30, 2016. Due to the seasonal nature of our businesses, the results of operations for the periods presented in this report are not necessarily indicative of actual results for the full fiscal years ending September 30, 2017 and 2016 of either WGL or Washington Gas.
The accompanying unaudited condensed financial statements for WGL and Washington Gas reflect all normal recurring adjustments that are necessary, in our opinion, to present fairly the results of operations in accordance with GAAP. On October 1, 2016, WGL and Washington Gas adopted ASU 2015-03 and ASU 2015-15. These standards require an entity to account for debt issuance costs as a deduction from the carrying amount of debt in the balance sheet and the amortization of debt issuance costs presented as interest expense, consistent with debt discounts. Prior period amounts related to other deferred charges and other assets and long-term debt in the accompanying condensed balance sheets have been reclassified to conform to the current period presentation.
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
For the three and six months ended March 31, 2017, WGL and Washington Gas did not record any lower-of-cost or market adjustments. For the three and six months ended March 31, 2016, WGL recorded an increase to non-utility operating revenues due to a lower-of-cost or market adjustment of $0.8 million and recorded a decrease to non-utility operating revenues due to a lower-of-cost or market adjustment of $1.1 million, respectively. For the three and six months ended March 31, 2016, Washington Gas did not record any lower-of-cost market adjustments.

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
ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
This standard requires entities to report the service cost component in the same financial statement line item as other compensation costs arising from services rendered by the pertinent employees during the period.  The other components of net benefit cost are to be presented separately from service cost and outside of operating income.  In addition, only the service cost component of net benefit cost is eligible for capitalization.  Changes to the presentation of service costs and other components of net benefit cost should be applied retrospectively. Changes in capitalization practices should be implemented prospectively.

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

October 1, 2018
An implementation team is currently evaluating all revenue streams and reviewing contracts with customers, as well as, related financial statement disclosures to determine the impact the adoption of this standard will have on our financial statements. WGL is also monitoring unresolved industry specific implementation issues that could impact the timing of revenue recognition for our regulated utility tariff based sales, including the evaluation of collectability from customers if a utility has regulatory mechanisms to help assure recovery of uncollected accounts from ratepayers and accounting for contributions in aid of construction (CIAC). WGL has not yet made a decision on the method or date of adoption.

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

WGL Holdings, Inc.
(In millions)	March 31, 2017	September 30, 2016
Accounts payable—trade	$341.4	$353.0
Employee benefits and payroll accruals	24.5	34.4
Other accrued liabilities	24.0	18.0
Total	$389.9	$405.4

Washington Gas Light Company
(In millions)	March 31, 2017	September 30, 2016
Accounts payable—trade	$153.5	$161.0
Employee benefits and payroll accruals	23.2	32.2
Other accrued liabilities	17.7	11.8
Total	$194.4	$205.0

NOTE 3. SHORT-TERM DEBT
WGL and Washington Gas satisfy their short-term financing requirements through the sale of commercial paper, financing arrangements with third-party lenders, or through bank borrowings. Due to the seasonal nature of the regulated utility and retail energy-marketing segments, short-term financing requirements can vary significantly during the year. Revolving credit agreements are maintained to support outstanding commercial paper and to permit short-term borrowing flexibility. The policy of each WGL and Washington Gas is to maintain bank credit facilities in amounts equal to or greater than the expected maximum commercial paper position. The following is a summary of committed credit available at March 31, 2017 and September 30, 2016.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Committed Credit Available ($ In millions)
March 31, 2017	WGL(b)	Washington Gas	Total Consolidated
Committed credit agreements
Unsecured revolving credit facility, expires December 19, 2019(a)	$450.0	$350.0	$800.0
Less: Commercial Paper	293.5	188.0	481.5
Net committed credit available	$156.5	$162.0	$318.5
Weighted average interest rate	1.18%	0.94%	1.09%
September 30, 2016
Committed credit agreements
Unsecured revolving credit facility, expires December 19, 2019(a)	$450.0	$350.0	$800.0
Less: Commercial Paper	227.0	42.0	269.0
Net committed credit available	$223.0	$308.0	$531.0
Weighted average interest rate	0.73%	0.46%	0.69%

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
At March 31, 2017 and September 30, 2016, there were no outstanding bank loans from WGL’s or Washington Gas’ revolving credit facilities.

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
As of March 31, 2017, Washington Gas recorded $57.0 million in "Unbilled revenues" on the balance sheet and WGL and Washington Gas recorded $50.8 million and $39.7 million, respectively, in a corresponding short-term obligation to third party lenders in "Notes payable and project financing", for energy management services projects that were not complete. As of September 30, 2016, Washington Gas recorded a $73.3 million "Unbilled revenues" on the balance sheet and a $62.4 million corresponding short-term obligation to third party lenders in "Notes payable and project financing" for energy management services projects that were not complete. WGL Energy Systems did not obtain any third-party project financing on behalf of the Federal government for the fiscal year ended September 30, 2016. Because these projects are financed for government agencies which have minimal credit risk, and with which we have previous collection experience, neither WGL nor Washington Gas recorded a corresponding reserve for bad debts related to these receivables at March 31, 2017 or September 30, 2016.

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
At March 31, 2017 and September 30, 2016, WGL had the capacity under a shelf registration to issue an unspecified amount of long-term debt securities. As a result of certain covenants included in the Merger Agreement among WGL, AltaGas and Wrangler, Inc., WGL is limited to the length of term that we may issue debt. Refer to Note 16 — Planned Merger with AltaGas Ltd. for a discussion of the proposed merger.
At March 31, 2017 and September 30, 2016 Washington Gas had the capacity under a shelf registration statement to issue up to $350.0 million of additional Medium-Term Notes (MTNs).
The following tables show the outstanding notes as of March 31, 2017 and September 30, 2016.

Long-Term Debt Outstanding
($ In millions)	WGL(a)	Washington Gas	Total Consolidated
March 31, 2017
Long-term debt (b)	$550.0	$946.0	$1,496.0
Unamortized discount	(1.6)	(0.1)	(1.7)
Unamortized debt expense	(2.2)	(6.7)	(8.9)
Total Long-Term Debt	$546.2	$939.2	$1,485.4
Weighted average interest rate	2.64%	5.12%	4.20%
September 30, 2016
Long-term debt (b)	$500.0	$946.0	$1,446.0
Unamortized discount	(1.6)	(0.1)	(1.7)
Unamortized debt expense	(2.4)	(6.9)	(9.3)
Total Long-Term Debt	$496.0	$939.0	$1,435.0
Weighted average interest rate	2.50%	5.12%	4.21%

(a)	WGL includes WGL Holdings and all subsidiaries other than Washington Gas.

(b)	Includes Senior Notes and term loans for WGL and both MTNs and private placement notes for Washington Gas. Represents face value including current maturities.

The following tables show long-term debt issuances and retirements for the six months ended March 31, 2017 and 2016.

Long-Term Debt Issuances and Retirements
($ In millions)	Principal(b)	Interest Rate		Effective Cost(d)	Nominal Maturity Date
Six Months Ended March 31, 2017
WGL(a)
Issuances:
1/26/2017	$50.0	1.57%	(c)	1.57%	1/26/2019
Total consolidated issuances	$50.0
Six Months Ended March 31, 2016
WGL (a)
Issuances:
2/18/2016	250.0	1.24%	(c)	1.24%	2/18/2018
Total	$250.0
Washington Gas
Retirements:	$25.0	5.17%		n/a	1/18/2016
Total	$25.0
(a)WGL includes WGL Holdings and all subsidiaries other than Washington Gas.
(b)Represents face amount of senior notes and term loans for WGL and both MTNs and private placement notes for Washington Gas.
(c)Floating rate per annum that will be determined from time to time based on parameters set forth in the credit agreement.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

(d)The estimated effective cost of the issued notes.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 5. COMMON SHAREHOLDERS’ EQUITY
The tables below reflect the components of “Common shareholders’ equity” for WGL and “Common shareholder’s equity” for Washington Gas for the six months ended March 31, 2017 and 2016.

WGL Holdings, Inc. Components of Common Shareholders’ Equity
(In thousands, except shares)	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	WGL Holdings Common Shareholders' Equity	Non-controlling Interest	Washington Gas Light Company Preferred Stock	Total Equity
	Shares	Amount
Balance at September 30, 2016	51,080,612	$574,496	$12,519	$827,085	$(38,539)	$1,375,561	$409	$28,173	$1,404,143
Net income	—	—	—	181,036	—	181,036	(7,974)	660	173,722
Contributions from non-controlling interest	—	—	—	—	—	—	10,816	—	10,816
Other comprehensive income	—	—	—	—	29,665	29,665	—	—	29,665
Stock-based compensation(a)	112,146	6,564	(5,268)	(238)	—	1,058	—	—	1,058
Issuance of common stock(b)	26,242	1,653	—	—	—	1,653	—	—	1,653
Dividends declared:
Common stock	—	—	—	(51,091)	—	(51,091)	—	—	(51,091)
Preferred stock	—	—	—	—	—	—	—	(660)	(660)
Balance at March 31, 2017	51,219,000	$582,713	$7,251	$956,792	$(8,874)	$1,537,882	$3,251	$28,173	$1,569,306
Balance at September 30, 2015	49,728,662	$485,456	$14,934	$757,093	$(14,236)	$1,243,247	$—	$28,173	$1,271,420
Net income	—	—	—	174,459	—	174,459	—	660	175,119
Other comprehensive income	—	—	—	—	(10,022)	(10,022)	—	—	(10,022)
Stock-based compensation(a)	115,974	6,742	(4,838)	(80)	—	1,824	—	—	1,824
Issuance of common stock(b)	492,250	33,200	—	—	—	33,200	—	—	33,200
Dividends declared:
Common stock	—	—	—	(47,594)	—	(47,594)	—	—	(47,594)
Preferred stock	—	—	—	—	—	—	—	(660)	(660)
Balance at March 31, 2016	50,336,886	$525,398	$10,096	$883,878	$(24,258)	$1,395,114	$—	$28,173	$1,423,287

(a) Includes dividend equivalents related to our performance shares.
(b) Includes dividend reinvestment and common stock purchase plans.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Washington Gas Light Company Components of Common Shareholder’s Equity
(In thousands, except shares)	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total
	Shares	Amount
Balance at September 30, 2016	46,479,536	$46,479	$488,135	$586,662	$(7,830)	$1,113,446
Net income	—	—	—	149,071	—	149,071
Other comprehensive income	—	—	—	—	447	447
Stock-based compensation(a)	—	—	1,220	—	—	1,220
Dividends declared:
Common stock	—	—	—	(42,907)	—	(42,907)
Preferred stock	—	—	—	(660)	—	(660)
Balance at March 31, 2017	46,479,536	$46,479	$489,355	$692,166	$(7,383)	$1,220,617
(a) Stock-based compensation is based on the stock awards of WGL that are allocated to Washington Gas Light Company for its pro-rata share.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6. EARNINGS PER SHARE
Basic EPS of WGL is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS assumes the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period unless the effect of such issuance would be anti-dilutive. The following table reflects the computation of our basic and diluted EPS for the three and six months ended March 31, 2017 and 2016.

Basic and Diluted EPS
(In thousands, except per share data)	Net Income Applicable to Common Stock	Shares	Per Share Amount
Three Months Ended March 31, 2017
Basic EPS	$123,064	51,217	$2.40
Stock-based compensation plans	—	259
Diluted EPS	$123,064	51,476	$2.39
Three Months Ended March 31, 2016
Basic EPS	$106,288	50,009	$2.13
Stock-based compensation plans	—	273
Diluted EPS	$106,288	50,282	$2.11
Six Months Ended March 31, 2017
Basic EPS	$181,036	51,192	$3.54
Stock-based compensation plans	—	266
Diluted EPS	$181,036	51,458	$3.52
Six Months Ended March 31, 2016
Basic EPS	$174,459	49,918	$3.49
Stock-based compensation plans	—	248
Diluted EPS	$174,459	50,166	$3.48
There were no anti-dilutive shares for the three or six months ended March 31, 2017 or for the three months ended March 31, 2016. For the six months ended March 31, 2016, 76,000 performance shares issuable pursuant to our stock-based compensation plans were not considered in the diluted share calculation due to the anti-dilutive effect of such shares.
NOTE 7. INCOME TAXES
As of March 31, 2017 and September 30, 2016, our uncertain tax positions were approximately $44.9 million and $42.3 million, respectively, primarily due to the change in tax accounting for repairs. If the amounts of unrecognized tax benefits are eventually realized, it would not materially impact the effective tax rate. It is reasonably possible that the amount of the unrecognized tax benefit with respect to some of WGL’s and Washington Gas’ uncertain tax positions will significantly increase or decrease in the next 12 months. At this time, however, an estimate of the range of reasonably possible outcomes cannot be determined.
Under ASC Topic 740, Income Taxes, Washington Gas recognizes any accrued interest associated with uncertain tax positions in interest expense and recognizes any accrued penalties associated with uncertain tax positions in other expenses in the statements of income. At March 31, 2017 and September 30, 2016, we did not have an accrual of interest expense related to uncertain tax positions.
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
All physically and financially settled contracts under our asset optimization program are reported on a net basis in the statements of income in “Utility cost of gas.” Total net margins recorded to “Utility cost of gas” after sharing and management fees associated with all asset optimization transactions for the three months ended March 31, 2017 was a net gain of $28.9 million, including an unrealized gain of $21.0 million. During the three months ended March 31, 2016 we recorded a net gain of $22.6 million, including an unrealized gain of $13.7 million. Total net margins recorded for the six months ended March 31, 2017 was a net gain of $53.4 million, including an unrealized gain of $36.5 million. During the six months ended March 31, 2016, we recorded a net gain of $49.3 million, including an unrealized gain of $33.1 million.
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
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

At March 31, 2017, WGL had $250 million of 30-year forward starting interest rate swaps which settle in January 2018. Through December 2016, WGL had designated these interest rate swaps as cash flow hedges in anticipation of a 30-year debt issuance in January 2018, and reported the effective portion of changes in fair value as a component of other comprehensive income (loss). As a result of certain covenants related to the proposed merger with AltaGas, in January 2017, WGL de-designated these hedges and any further changes in the fair value of the interest rate swaps will be recorded to interest expense. The remaining balance in accumulated other comprehensive income at March 31, 2017 is $6.4 million related to these hedges. Refer to Note 16 — Planned Merger with AltaGas Ltd. for a discussion of the proposed merger.

WGL also has amounts recorded within other comprehensive income (loss) for settled hedges related to prior debt issuances, which are being amortized to income over the life of the outstanding debt. The amortization was minimal for the six months ended March 31, 2017 and 2016.

Consolidated Operations
Reflected in the tables below is information for WGL as well as Washington Gas. The information for WGL includes derivative instruments for both utility and non-utility operations.

At March 31, 2017 and September 30, 2016, respectively, the absolute notional amounts of our derivatives were as follows:

Absolute Notional Amounts of Open Positions on Derivative Instruments
Derivative transactions	WGL Holdings, Inc.	Washington Gas
March 31, 2017	Notional Amounts
Natural Gas (In millions of therms)
Asset optimization & trading	22,566.4	12,113.6
Retail sales	18.3	—
Other risk-management activities	1,643.1	1,243.4
Electricity (In millions of kWhs)
Retail sales	4,984.1	—
Other risk-management activities(a)	13,769.4	—
Interest Rate Swaps (In millions of dollars)	$250.0	—
September 30, 2016
Natural Gas (In millions of therms)
Asset optimization & trading	21,084.5	12,725.0
Retail sales	50.2	—
Other risk-management activities	1,789.0	1,309.0
Electricity (In millions of kWhs)
Retail sales	4,377.5	—
Other risk-management activities(a)	21,070.4	—
Interest Rate Swaps (In millions of dollars)	$250.0	—
(a) Comprised primarily of financial swaps, financial transmission rights and physical forward purchases.
The following tables present the balance sheet classification for all derivative instruments as of March 31, 2017 and September 30, 2016.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

WGL Holdings, Inc. Balance Sheet Classification of Derivative Instruments
(In millions)	Derivative Instruments Not Designated as Hedging Instruments		Derivative Instruments Designated as Hedging Instruments
As of March 31, 2017	Gross Derivative Assets	Gross Derivative Liabilities	Gross Derivative Assets	Gross Derivative Liabilities	Netting of Collateral	Total(a)
Current Assets—Derivatives	$22.9	$(10.4)	$—	$—	$—	$12.5
Deferred Charges and Other Assets—Derivatives	66.1	(0.3)	—	—	—	65.8
Accounts payable and other accrued liabilities	—	(0.1)	—	—	—	(0.1)
Current Liabilities—Derivatives	13.6	(56.2)	—	—	11.3	(31.3)
Deferred Credits—Derivatives	13.0	(200.1)	—	—	3.8	(183.3)
Total	$115.6	$(267.1)	$—	$—	$15.1	$(136.4)
As of September 30, 2016
Current Assets—Derivatives	$24.0	$(5.5)	$—	$—	$—	$18.5
Deferred Charges and Other Assets—Derivatives	55.6	(0.6)	—	—	—	55.0
Current Liabilities—Derivatives	18.3	(113.2)	—	—	12.6	(82.3)
Deferred Credits—Derivatives	6.4	(279.3)	0.2	(43.1)	11.6	(304.2)
Total	$104.3	$(398.6)	$0.2	$(43.1)	$24.2	$(313.0)

Washington Gas Light Company Balance Sheet Classification of Derivative Instruments(b)
(In millions)
As of March 31, 2017	Gross Derivative Assets	Gross Derivative Liabilities	Netting of Collateral	Total(a)
Current Assets—Derivatives	$13.1	$(9.7)	$—	$3.4
Deferred Charges and Other Assets—Derivatives	23.6	(0.3)	—	23.3
Current Liabilities—Derivatives	0.2	(24.6)	—	(24.4)
Deferred Credits—Derivatives	—	(157.6)	—	(157.6)
Total	$36.9	$(192.2)	$—	$(155.3)
As of September 30, 2016
Current Assets—Derivatives	$11.7	$(4.4)	$—	$7.3
Deferred Charges and Other Assets—Derivatives	26.2	(0.6)	—	25.6
Current Liabilities—Derivatives	1.9	(60.2)	—	(58.3)
Deferred Credits—Derivatives	—	(232.0)	—	(232.0)
Total	$39.8	$(297.2)	$—	$(257.4)
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

(b) Washington Gas did not have any derivative instruments outstanding that were designated as hedging instruments at March 31, 2017 or September 30, 2016.
The following table presents all gains and losses associated with derivative instruments for the three and six months ended March 31, 2017 and 2016.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Gains and Losses on Derivative Instruments
(In millions)	WGL Holdings, Inc.		Washington Gas
Three Months Ended March 31,	2017	2016	2017	2016
Recorded to income
Operating revenues—non-utility	$54.2	$20.9	$—	$—
Utility cost of gas	19.8	12.7	19.8	12.7
Non-utility cost of energy-related sales	(4.6)	(5.3)	—	—
Interest expense	2.6	(0.1)	—	—
Recorded to regulatory assets
Gas costs	36.6	19.5	36.6	19.5
Recorded to other comprehensive income	—	(18.7)	—	—
Total	$108.6	$29.0	$56.4	$32.2
Six Months Ended March 31,	2017	2016	2017	2016
Recorded to income
Operating revenues—non-utility	$17.5	$46.6	$—	$—
Utility cost of gas	34.5	34.1	34.5	34.1
Non-utility cost of energy-related sales	26.7	2.2	—	—
Other income-net	—	—	—	—
Interest expense	2.5	(0.1)	—	—
Recorded to regulatory assets
Gas costs	56.2	54.3	56.2	54.3
Other	—	—	—	—
Recorded to other comprehensive income	49.5	(17.6)	—	—
Total	$186.9	$119.5	$90.7	$88.4

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
The table below presents collateral not offset against derivative assets and liabilities at March 31, 2017 and September 30, 2016, respectively.

Collateral Not Offset Against Derivative Assets and Liabilities (In millions)
March 31, 2017	Collateral deposits posted with counterparties	Cash collateral held representing an obligation
Washington Gas	$10.0	$0.2
WGL Energy Services	14.5	—
WGL Midstream	20.5	0.6
September 30, 2016
Washington Gas	$4.3	$0.1
WGL Energy Services	9.1	—
WGL Midstream	18.5	5.4
Any collateral posted that is not offset against derivative assets and liabilities is included in “Other prepayments” in the accompanying balance sheets. Collateral received and not offset against derivative assets and liabilities is included in “Customer deposits and advance payments” in the accompanying balance sheets.
Certain derivative instruments of WGL, Washington Gas, WGL Energy Services and WGL Midstream contain contract provisions that require collateral to be posted if the credit rating of Washington Gas or WGL falls below certain levels or if counterparty exposure to WGL, Washington Gas, WGL Energy Services or WGL Midstream exceeds a certain level (credit-

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

related contingent features). Due to counterparty exposure levels, at March 31, 2017, WGL Energy Services posted $9.2 million of collateral related to its derivative liabilities that contained credit-related contingent features. At September 30, 2016, WGL Energy Services posted $5.5 million of collateral related to these aforementioned derivative liabilities. At March 31, 2017, WGL was not required to post collateral related to a derivative liability that contained a credit-related contingent feature. At September 30, 2016, WGL was required to post $6.5 million of collateral related to its derivative liabilities that contained credit-related contingent features. At both March 31, 2017 and September 30, 2016, Washington Gas and WGL Midstream were not required to post any collateral related to their respective derivative liabilities that contained credit-related contingent features. The following table shows the aggregate fair value of all derivative instruments with credit-related contingent features that are in a liability position, as well as the maximum amount of collateral that would be required if the most intrusive credit-risk-related contingent features underlying these agreements were triggered on March 31, 2017 and September 30, 2016, respectively.

Potential Collateral Requirements for Derivative Liabilities with Credit-Risk-Contingent Features
(In millions)	WGL Holdings, Inc.	Washington Gas
March 31, 2017
Derivative liabilities with credit-risk-contingent features	$21.4	$2.9
Maximum potential collateral requirements	$13.4	$2.8
September 30, 2016
Derivative liabilities with credit-risk-contingent features	$53.9	$11.3
Maximum potential collateral requirements	$41.4	$11.3
We do not enter into derivative contracts for speculative purposes.
Concentration of Credit Risk
We are exposed to credit risk from derivative instruments with wholesale counterparties, which is represented by the fair value of these instruments at the reporting date. We actively monitor and work to minimize counterparty concentration risk through various practices. At March 31, 2017, three counterparties each represented over 10% of Washington Gas’ credit exposure to wholesale derivative counterparties for a total credit risk of $32.4 million; five counterparties each represented over 10% of WGL Energy Services’ credit exposure to wholesale counterparties for a total credit risk of $1.8 million; and one counterparty represented over 10% of WGL Midstream’s credit exposure to wholesale counterparties for a total credit risk of $25.4 million.
WEATHER-RELATED INSTRUMENTS
WGL Energy Services utilizes weather-related instruments for managing the financial effects of weather risks. These instruments cover a portion of WGL Energy Services’ estimated revenue or energy-related cost exposure to variations in heating or cooling degree days. These contracts provide for payment to WGL Energy Services of a fixed-dollar amount for every degree day over or under specific levels during the calculation period depending upon the type of contract executed. For the three months ended March 31, 2017 and 2016, WGL Energy Services recorded a pre-tax gain of $3.2 million and a pre-tax loss of $1.7 million, respectively. During the six months ended March 31, 2017 and 2016, WGL Energy Services recorded pre-tax gains of $1.8 million and $4.3 million, respectively, related to these instruments included in "Non-utility cost of energy related sales" in the accompanying condensed consolidated statements of income.

NOTE 9. FAIR VALUE MEASUREMENTS
Recurring Basis
We measure the fair value of our financial assets and liabilities using a combination of the income and market approaches in accordance with ASC Topic 820. These financial assets and liabilities primarily consist of derivatives recorded on our balance sheet under ASC Topic 815 and short-term investments, commercial paper and long-term debt outstanding required to be disclosed at fair value. Under ASC Topic 820, fair value is defined as the exit price, representing the amount that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To value our financial instruments, we use market data or assumptions that market participants would use, including assumptions about credit risk (both our own credit risk and the counterparty’s credit risk) and the risks inherent in the inputs to valuation.

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
Level 1.Level 1 of the fair value hierarchy consists of assets or liabilities that are valued using observable inputs based upon unadjusted quoted prices in active markets for identical assets or liabilities at the reporting date. WGL did not have any Level 1 derivatives at March 31, 2017 or September 30, 2016.
Level 2.Level 2 of the fair value hierarchy consists of assets or liabilities that are valued using directly or indirectly observable inputs either corroborated with market data or based on exchange traded market data. Level 2 includes fair values based on industry-standard valuation techniques that consider various assumptions: (i) quoted forward prices, including the use of mid-market pricing within a bid/ask spread; (ii) discount rates; (iii) implied volatility and (iv) other economic factors. Substantially all of these assumptions are observable throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the relevant market. At March 31, 2017 and September 30, 2016, Level 2 financial assets and liabilities included energy-related physical and financial derivative transactions such as forward, option and other contracts for deliveries at active market locations, as well as our interest rate swaps.
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
At March 31, 2017 and September 30, 2016, Level 3 derivative assets and liabilities included: (i) physical contracts valued at illiquid market locations with no observable market data; (ii) long-dated positions where observable pricing is not available over the majority of the life of the contract; (iii) contracts valued using historical spot price volatility assumptions and (iv) valuations using indicative broker quotes for inactive market locations.

The following tables set forth financial instruments recorded at fair value as of March 31, 2017 and September 30, 2016, respectively. A financial instrument’s classification within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

WGL Holdings, Inc. Fair Value Measurements Under the Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Total
At March 31, 2017
Assets
Natural gas related derivatives	$—	$27.4	$59.5	$86.9
Electricity related derivatives	—	1.1	14.4	15.5
Interest rate derivatives	—	13.2	—	13.2
Total Assets	$—	$41.7	$73.9	$115.6
Liabilities
Natural gas related derivatives	$—	$(26.7)	$(209.7)	$(236.4)
Electricity related derivatives	—	(3.8)	(22.8)	(26.6)
Interest rate derivatives	—	(4.1)	—	(4.1)
Total Liabilities	$—	$(34.6)	$(232.5)	$(267.1)
At September 30, 2016
Assets
Natural gas related derivatives	$—	$28.8	$54.0	$82.8
Electricity related derivatives	—	0.6	20.9	21.5
Interest rate derivatives	—	0.2	—	0.2
Total Assets	$—	$29.6	$74.9	$104.5
Liabilities
Natural gas related derivatives	$—	$(46.7)	$(318.2)	$(364.9)
Electricity related derivatives	—	(3.8)	(29.9)	(33.7)
Interest rate derivatives	—	(43.1)	—	(43.1)
Total Liabilities	$—	$(93.6)	$(348.1)	$(441.7)

Washington Gas Light Company Fair Value Measurements Under the Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Total
At March 31, 2017
Assets
Natural gas related derivatives	$—	$13.1	$23.8	$36.9
Total Assets	$—	$13.1	$23.8	$36.9
Liabilities
Natural gas related derivatives	$—	$(13.0)	$(179.2)	$(192.2)
Total Liabilities	$—	$(13.0)	$(179.2)	$(192.2)
At September 30, 2016
Assets
Natural gas related derivatives	$—	$15.4	$24.4	$39.8
Total Assets	$—	$15.4	$24.4	$39.8
Liabilities
Natural gas related derivatives	$—	$(21.2)	$(276.0)	$(297.2)
Total Liabilities	$—	$(21.2)	$(276.0)	$(297.2)
The following table includes quantitative information about the significant unobservable inputs used in the fair value measurement of our Level 3 financial instruments and the respective fair values of the net derivative asset and liability positions, by contract type, as of March 31, 2017 and September 30, 2016.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Quantitative Information about Level 3 Fair Value Measurements
(In millions)	Net Fair Value March 31, 2017	Valuation Techniques	Unobservable Inputs	Range

WGL Holdings, Inc.
Natural gas related derivatives	$(150.2)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($1.018) - $2.800
		Option Model	Natural Gas Basis Price (per dekatherm)	($0.873) - $2.360
			Annualized Volatility of Spot Market Natural Gas	25.5% - 566.8%
Electricity related derivatives	$(8.4)	Discounted Cash Flow	Electricity Congestion Price (per megawatt hour)	($6.199) - $64.150

Washington Gas Light Company
Natural gas related derivatives	$(155.4)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($1.018) - $2.800

(In millions)	Net Fair Value September 30, 2016

WGL Holdings, Inc.
Natural gas related derivatives	$(264.1)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($2.021) - $3.290
		Option Model	Natural Gas Basis Price (per dekatherm)	($2.105) - $3.310
	$(0.1)		Annualized Volatility of Spot Market Natural Gas	25.5% - 869.9%
Electricity related derivatives	$(9.1)	Discounted Cash Flow	Electricity Congestion Price (per megawatt hour)	($6.199) - $68.700

Washington Gas Light Company
Natural gas related derivatives	$(251.6)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($2.021) - $3.290
The following tables are a summary of the changes in the fair value of our derivative instruments that are measured at net fair value on a recurring basis in accordance with ASC Topic 820 using significant Level 3 inputs during the three and six months ended March 31, 2017 and 2016, respectively.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
	WGL Holdings, Inc.			Washington Gas Light Company
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Total	Total - Natural Gas Related Derivatives
Three Months Ended March 31, 2017
Balance at January 1, 2017	$(228.6)	$(8.3)	$(236.9)	$(208.8)
Realized and unrealized gains (losses)
Recorded to income	42.3	(0.6)	41.7	14.8
Recorded to regulatory assets—gas costs	30.4	—	30.4	30.4
Transfers into Level 3	(0.6)	—	(0.6)	(0.6)
Transfers out of Level 3	(0.5)	—	(0.5)	(0.3)
Purchases	—	(0.2)	(0.2)	—
Settlements	6.8	0.7	7.5	9.1
Balance at March 31, 2017	$(150.2)	$(8.4)	$(158.6)	$(155.4)
Three Months Ended March 31, 2016
Balance at January 1, 2016	$(243.6)	$(24.4)	$(268.0)	$(222.1)
Realized and unrealized gains (losses)
Recorded to income	20.7	(14.4)	6.3	7.9
Recorded to regulatory assets—gas costs	13.9	—	13.9	13.9
Purchases	—	(0.1)	(0.1)	—
Settlements	4.7	8.4	13.1	6.0
Balance at March 31, 2016	$(204.3)	$(30.5)	$(234.8)	$(194.3)
Six Months Ended March 31, 2017
Balance at October 1, 2016	$(264.1)	$(9.1)	$(273.2)	$(251.6)
Realized and unrealized gains (losses)
Recorded to income	52.6	(4.2)	48.4	31.8
Recorded to regulatory assets—gas costs	52.4	—	52.4	52.4
Transfers into Level 3	(0.8)	—	(0.8)	(0.4)
Transfers out of Level 3	(0.5)	—	(0.5)	(0.3)
Purchases	—	(3.0)	(3.0)	—
Settlements	10.2	7.9	18.1	12.7
Balance at March 31, 2017	$(150.2)	$(8.4)	$(158.6)	$(155.4)
Six Months Ended March 31, 2016
Balance at October 1, 2015	$(309.7)	$(16.0)	$(325.7)	$(281.1)
Realized and unrealized gains (losses)
Recorded to income	43.5	(36.7)	6.8	24.9
Recorded to regulatory assets—gas costs	43.5	—	43.5	43.5
Transfers into Level 3	(0.9)	—	(0.9)	(0.2)
Transfers out of Level 3	8.9	—	8.9	8.8
Purchases	—	6.3	6.3	—
Settlements	10.4	15.9	26.3	9.8
Balance at March 31, 2016	$(204.3)	$(30.5)	$(234.8)	$(194.3)
Transfers between different levels of the fair value hierarchy may occur based on fluctuations in the valuation and on the level of observable inputs used to value the instruments from period to period. It is our policy to show both transfers into and out of the different levels of the fair value hierarchy at the fair value as of the beginning of the period. Transfers out of Level 3 for the periods presented were due to an increase in observable market inputs, primarily reflecting a decrease in the duration of the contracts being valued. Transfers into Level 3 for the periods presented were due to an increase in unobservable market inputs, primarily pricing points.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

The table below sets forth the line items on the statements of income to which amounts are recorded for the three and six months ended March 31, 2017 and 2016, respectively, related to fair value measurements using significant Level 3 inputs.

Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
	WGL Holdings, Inc.			Washington Gas Light Company
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Total	Total - Natural Gas Related Derivatives
Three Months Ended March 31, 2017
Operating revenues—non-utility	$25.5	$2.2	$27.7	$—
Utility cost of gas	14.8	—	14.8	14.8
Non-utility cost of energy-related sales	2.0	(2.8)	(0.8)	—
Total	$42.3	$(0.6)	$41.7	$14.8
Three Months Ended March 31, 2016
Operating revenues—non-utility	$6.5	$3.7	$10.2	$—
Utility cost of gas	7.9	—	7.9	7.9
Non-utility cost of energy-related sales	6.3	(18.1)	(11.8)	—
Total	$20.7	$(14.4)	$6.3	$7.9
Six Months Ended March 31, 2017
Operating revenues—non-utility	$15.2	$(8.5)	$6.7	$—
Utility cost of gas	31.8	—	31.8	31.8
Non-utility cost of energy-related sales	5.6	4.3	9.9	—
Total	$52.6	$(4.2)	$48.4	$31.8
Six Months Ended March 31, 2016
Operating revenues—non-utility	$16.0	$(8.5)	$7.5	$—
Utility cost of gas	24.9	—	24.9	24.9
Non-utility cost of energy-related sales	2.6	(28.2)	(25.6)	—
Total	$43.5	$(36.7)	$6.8	$24.9
Unrealized gains (losses) attributable to derivative assets and liabilities measured using significant Level 3 inputs were recorded as follows, for the three and six months ended March 31, 2017 and 2016, respectively.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Unrealized Gains (Losses) Recorded for Level 3 Measurements
	WGL Holdings, Inc.			Washington Gas Light Company
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Total	Total - Natural Gas Related Derivatives
Three Months Ended March 31, 2017
Recorded to income
Operating revenues—non-utility	$24.1	$4.9	$29.0	$—
Utility cost of gas	11.3	—	11.3	11.3
Non-utility cost of energy-related sales	—	(4.3)	(4.3)	—
Recorded to regulatory assets—gas costs	27.3	—	27.3	27.3
Total	$62.7	$0.6	$63.3	$38.6
Three Months Ended March 31, 2016
Recorded to income
Operating revenues—non-utility	$8.4	$8.6	$17.0	$—
Utility cost of gas	7.3	—	7.3	7.3
Non-utility cost of energy-related sales	5.0	(13.6)	(8.6)	—
Recorded to regulatory assets—gas costs	13.3	—	13.3	13.3
Total	$34.0	$(5.0)	$29.0	$20.6
Six Months Ended March 31, 2017
Recorded to income
Operating revenues—non-utility	$13.5	$(1.0)	$12.5	$—
Utility cost of gas	21.6	—	21.6	21.6
Non-utility cost of energy-related sales	—	7.4	7.4	—
Recorded to regulatory assets—gas costs	39.4	—	39.4	39.4
Total	$74.5	$6.4	$80.9	$61.0
Six Months Ended March 31, 2016
Recorded to income
Operating revenues—non-utility	$19.9	$3.6	$23.5	$—
Utility cost of gas	22.1	—	22.1	22.1
Non-utility cost of energy-related sales	(2.6)	(17.2)	(19.8)	—
Recorded to regulatory assets—gas costs	38.2	—	38.2	38.2
Total	$77.6	$(13.6)	$64.0	$60.3
The following table presents the carrying amounts and estimated fair values of our financial instruments at March 31, 2017 and September 30, 2016.

WGL Holdings, Inc. Fair Value of Financial Instruments
	March 31, 2017		September 30, 2016
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Money market funds(a)	$11.0	$11.0	$10.6	$10.6
Other short-term investments(a)	$0.1	$0.1	$1.4	$1.4
Commercial paper (b)	$481.5	$481.5	$269.0	$269.0
Project financing (b)	$50.8	$50.8	$62.4	$62.4
Long-term debt(c)	$1,235.4	$1,353.4	$1,435.0	$1,641.9

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Washington Gas Light Company Fair Value of Financial Instruments
	March 31, 2017		September 30, 2016
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Money market funds (a)	$5.3	$5.3	$5.0	$5.0
Other short-term investments (a)	$0.1	$0.1	$1.4	$1.4
Commercial paper (b)	$188.0	$188.0	$42.0	$42.0
Project financing (b)	$39.7	$39.7	$62.4	$62.4
Long-term debt (c)	$939.2	$1,054.1	$939.0	$1,126.4

(a)	Balance is located in cash and cash equivalents in the accompanying balance sheets. These amounts may be offset by outstanding checks.

(b)	Balance is located in notes payable in the accompanying balance sheets.

(c)
Excludes current maturities. On October 1, 2016, WGL and Washington Gas adopted ASU 2015-03 and ASU 2015-15. This standard requires an entity to account for debt issuance costs as a valuation account presented as a deduction from the face amount of debt in the balance sheet. Prior period amounts related to other deferred charges and other assets and long-term debt in the accompanying condensed balance sheets have been recast to conform to the current period presentation.

Our money market funds are Level 1 valuations and their carrying amount approximates fair value. Other short-term investments are primarily overnight investment accounts; their carrying amount approximates fair value based on Level 2 inputs. The maturity of our commercial paper outstanding at both March 31, 2017 and September 30, 2016 is under 30 days. Due to the short term nature of these notes, the carrying cost of our commercial paper approximates fair value using Level 2 inputs. Due to the nature of our project financing arrangements, the carrying cost approximates fair value using Level 2 inputs. Neither WGL’s nor Washington Gas’ long-term debt is actively traded. The fair value of long-term debt was estimated based on the quoted market prices of the U.S. Treasury issues having a similar term to maturity, adjusted for the credit quality of the debt issuer, WGL or Washington Gas. Our long-term debt fair value measurement is classified as Level 3.

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
Our four segments are summarized below.

•
Regulated Utility – The regulated utility segment is our core business. It consists of Washington Gas and Hampshire. Washington Gas provides regulated gas distribution services (including the sale and delivery of natural gas) to end use customers and natural gas transportation services to an unaffiliated natural gas distribution company in West Virginia under a FERC approved interstate transportation service operating agreement. Hampshire provides regulated interstate natural gas storage services to Washington Gas under a FERC approved interstate storage service tariff.

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

Administrative and business development activity costs associated with WGL and Washington Gas Resources and activities and transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our four operating segments, are aggregated as “Other Activities” in the Operating Segment Financial Information presented below. Results for other activities primarily relate to external costs associated with the planned merger with AltaGas.
As a result of the adoption of ASU 2015-03 and ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost and Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, prior period total assets have been recast to conform to current quarter presentation.
The following tables present operating segment information for the three and six months ended March 31, 2017 and 2016.

Operating Segment Financial Information
(In thousands)	Operating Revenues(a)	Depreciation and Amortization	Equity in Earnings of Unconsolidated Affiliates	EBIT	Total Assets	Capital Expenditures	Equity Method Investments
Three Months Ended March 31, 2017
Regulated utility	$475,021	$33,572	$—	$165,171	$4,852,633	$96,612	$—
Retail energy-marketing	324,916	273	—	9,255	512,583	330	—
Commercial energy systems(b)	20,980	5,226	2,443	8,547	945,847	13,845	74,922
Midstream energy services	38,621	10	4,901	41,993	611,221	—	333,777
Other activities	—	—	—	(15,067)	338,405	—	—
Eliminations(c)	(17,788)	29	—	(1,472)	(850,954)	—	—
Total consolidated	$841,750	$39,110	$7,344	$208,427	$6,409,735	$110,787	$408,699
Three Months Ended March 31, 2016
Regulated utility	$452,024	$29,091	$—	$164,271	$4,408,867	$76,896	$—
Retail energy-marketing	369,571	333	—	3,078	476,728	6,397	—
Commercial energy systems	20,602	3,724	2,998	1,022	754,077	22,622	64,396
Midstream energy services	13,002	36	1,770	13,700	382,630	—	195,952
Other activities	—	—	—	(1,476)	149,614	—	—
Eliminations(c)	(19,510)	(14)	—	(621)	(519,465)	—	—
Total consolidated	$835,689	$33,170	$4,768	$179,974	$5,652,451	$105,915	$260,348
Six Months Ended March 31, 2017
Regulated utility	$809,007	$64,132	$—	$267,888	$4,852,633	$208,293	$—
Retail energy-marketing	623,600	578	—	38,440	512,583	734	—
Commercial energy systems(b)	35,837	9,625	4,830	13,210	945,847	57,518	74,922
Midstream energy services	13,633	19	2,779	13,509	611,221	—	333,777
Other activities	—	—	—	(16,265)	338,405	—	—
Eliminations(c)	(30,840)	39	—	(364)	(850,954)	—	—
Total consolidated	$1,451,237	$74,393	$7,609	$316,418	$6,409,735	$266,545	$408,699
Six months ended March 31, 2016
Regulated utility	$747,270	$56,686	$—	$263,560	$4,408,867	$160,457	$—
Retail energy-marketing	658,966	639	—	2,511	476,728	6,827	—
Commercial energy systems	36,224	7,205	3,392	1,965	754,077	39,644	64,396
Midstream energy services	34,212	71	2,639	34,539	382,630	—	195,952
Other activities	—	—	—	(2,256)	149,614	—	—
Eliminations(c)	(27,599)	(19)	—	(594)	(519,465)	—	—
Total consolidated	$1,449,073	$64,582	$6,031	$299,725	$5,652,451	$206,928	$260,348

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

The following table provides a reconciliation from EBIT to net income applicable to common stock.

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2017	2016	2017	2016
Total consolidated EBIT	$208,427	$179,974	$316,418	$299,725
Interest expense	14,255	12,999	30,490	25,759
Income tax expense	70,778	60,357	104,232	98,847
Dividends on Washington Gas Light Company preferred stock	330	330	660	660
Net income applicable to common stock	$123,064	$106,288	$181,036	$174,459
NOTE 11. OTHER INVESTMENTS
WGL has both solar and pipeline investments and accounts for its interests in legal entities as either a: (i) variable interest entity (VIE) or a (ii) voting interest entity (non-VIE). A VIE is a legal entity with the following characteristics: (i) has insufficient at-risk equity to fund its activities without additional subordinated financial support from any other party or parties; (ii) whose at-risk equity holders as a group do not have the power through voting or similar rights to direct the entity’s activities that most significantly affect its economic performance; or (iii) whose at-risk equity holders do not have the right to receive the expected residual returns.
The determination of whether or not to consolidate a VIE under GAAP requires a significant amount of judgment. This includes, but is not limited to, consideration of our contractual relationship with the entity, the legal structure of the entity, whether or not the entity has enough equity to finance its activities without additional financial support, the voting power of the equity holders, the obligation of the equity holders to absorb losses of the entity and their rights to receive any expected residual returns.
We have investments in both consolidated and unconsolidated VIEs which are described in detail below. The unconsolidated investments are accounted for under the equity method of accounting with profits and losses included in “Equity in earnings of unconsolidated affiliates” in the accompanying Consolidated Statements of Income.
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
Under the voting interest model, we generally have a controlling financial interest in an entity where we currently hold, directly or indirectly, more than 50% of the voting rights or where we exercise control through substantive participating rights. However, we consider substantive rights held by other partners in determining if we hold a controlling financial interest, and in some cases, despite owning more than 50% of the common stock of an investee, an evaluation of our rights may result in the determination that we do not have a controlling financial interest. We reevaluate whether we have a controlling financial interest in these entities when our voting or substantive participating rights change. Where we do not have significant influence,

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

the affiliates are accounted for under the cost method. Investments in, and advances to, affiliated companies are presented in the caption “Investments in unconsolidated affiliates” in the accompanying Consolidated Balance Sheets.
WGL uses the Hypothetical Liquidation at Book Value (HLBV) methodology for certain equity method investments when the governing structuring agreement over the equity investment results in different liquidation rights and priorities than what is reflected by the underlying ownership interest percentage. For investments accounted for under the HLBV method, simply applying the percentage ownership interest to GAAP net income in order to determine earnings or losses does not accurately represent the income allocation and cash flow distributions that will ultimately be received by the investors. The calculation may vary in its complexity depending on the capital structure and the tax considerations for the investments.
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

Consolidated Investments
Variable Interest Entities
At March 31, 2017, WGL's subsidiary, WGSW, Inc. was the primary beneficiary for SFGF and SFRC, as a result of its ability to direct the activities most significant to the economic performance of those entities. Accordingly, we have consolidated those VIE entities.
SFGF
On August 24, 2016, WGSW and a tax equity partner formed SFGF to acquire distributed generation solar projects in the State of Georgia that are developed by WGL Energy Systems. WGSW is the managing member and will provide cash equity equal to the purchase price of the solar projects less any contributions from the tax-equity partner. As of March 31, 2017, WGSW has contributed $16.7 million into the tax equity partnership.
WGL Energy Systems is the operations and maintenance provider, and the developer of the projects. Profits and losses are allocated between the partners under the HLBV method of accounting and the portion allocated to the tax equity partner is included in "Net income (loss) attributable to non-controlling interest" on the consolidated statements of income and is recorded to "Non-controlling interest" on the consolidated balance sheets.
SFRC
On October 28, 2016, WGSW and a tax equity partner formed SFRC to acquire distributed generation solar projects in the State of Minnesota that are developed by WGL Energy Systems. WGSW is the managing member and will provide cash equity equal to the purchase price of the solar projects less any contributions from the tax-equity partner. As of March 31, 2017, WGSW has contributed $3.8 million into the tax equity partnership.
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
The carrying amounts and classification of the consolidated VIEs’ assets and liabilities included in our condensed consolidated balance sheet at March 31, 2017 and September 30, 2016 are as follows:
WGL Holdings, Inc.
Balance Sheet Location of Consolidated Investments

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

(in millions)	March 31, 2017	September 30, 2016
Current assets	$0.9	$—
Non-current assets	57.3	13.2
Total assets	$58.2	$13.2
Current liabilities	0.3	0.6
Non-current liabilities	0.3	—
Total liabilities	$0.6	$0.6

Unconsolidated Investments
Variable Interest Entities
WGL has a variable interest in three investments which are considered unconsolidated VIEs:

•	Meade,

•	SunEdison and

•	ASD.
At March 31, 2017, these VIEs were not consolidated because WGL and its subsidiaries were not the primary beneficiaries. The nature of WGL’s involvement with these investments lacks the characteristics of a controlling financial interest. WGL either does not have control over any of the non-consolidated VIEs’ activities that are economically significant to the VIEs and/or WGL does not have the obligation to absorb expected losses or the right to receive expected gains that could be significant to the VIE.
Our maximum financial exposure to loss as a result of our involvement with the VIEs includes (a) the amount invested in, and advanced to, the VIE as of the reporting date and (b) any legal or contractual obligation to provide financing in the future, such as liquidity arrangements, guarantees, and other contractual commitments. Any such arrangements, if applicable, are included below.
Meade
In 2014, WGL through its subsidiary WGL Midstream, entered into a limited liability company agreement and formed Meade Pipeline Co LLC (Meade), a Delaware limited liability company with Transcontinental Gas Pipe Line Company, LLC (Williams) to invest in a regulated pipeline, a segment of Transco's Atlantic Sunrise project, called Central Penn Pipeline (Central Penn). Central Penn will be an approximately 185-mile pipeline originating in Susquehanna County, Pennsylvania and extending to Lancaster County, Pennsylvania that will have the capacity to transport and deliver up to approximately 1.7 million dekatherms per day of natural gas.
WGL Midstream plans to invest an estimated $410 million for a 55% interest in Meade. Although WGL Midstream holds greater than a 50% interest in Meade, Meade is accounted for under the equity method of accounting because WGL Midstream does not have the power to direct the activities most significant to the economic performance of Meade. Profits and losses are allocated under the HLBV method of accounting and are included in “Equity in earnings of unconsolidated affiliates” in the accompanying Consolidated Statement of Income and are added to or subtracted from the carrying amount of WGL’s investment balance. At March 31, 2017 and September 30, 2016, WGL Midstream held a $109.7 million and $80.8 million, respectively, equity method investment in Meade.
SunEdison
At March 31, 2017, WGSW was a party to fund residential retail solar energy installations with SunEdison, Inc. (SunEdison). WGSW had a master purchase agreement and master lease agreement with Sun Edison for sale/leaseback arrangements for residential solar systems.
Our agreement with SunEdison was accounted for as a direct financing lease. WGSW records associated interest in the financing lease in “Other income (expenses)-net” line in the accompanying condensed consolidated statements of income. WGSW held a $26.6 million investment in the SunEdison direct financing lease at March 31, 2017, of which $0.2 million are current receivables recorded in “Accounts Receivable” in the accompanying condensed consolidated balance sheets at March 31, 2017. Additionally, we had balances of $9.5 million of unamortized tax credits related to SunEdison in "Unamortized investment tax credits" on the accompanying condensed consolidated balance sheets at March 31, 2017.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 31, 2017, minimum future lease payments receivable under direct financing lease with SunEdison over the next five fiscal years and thereafter were as follows:

Minimum Payments Receivable for Direct Financing Leases
(In millions)
Remainder of 2017	$0.7
2018	1.5
2019	1.5
2020	1.5
2021	1.5
Thereafter	23.9
Total	$30.6
Minimum payments receivable exclude $7.0 million of residual values and $2.6 million in tax related items. Associated with these investments, WGSW held $13.8 million of unearned income on its balance sheet.
 In April 2017, EchoFirst Finance Company LLC (EchoFirst), the subsidiary of SunEdison that is the party to our master purchase and lease agreements filed a voluntary petition with the United States Bankruptcy Court for relief under Title 11 of the United States Code. In April 2016, SunEdison filed a voluntary bankruptcy petition with the United States Bankruptcy Court for relief under Title 11 of the United States Code.
In April 2017, we executed an assignment of the master lease agreement, master purchase agreement and the EchoFirst customer leases from SunEdison, allowing SunEdison to divest the WGSW lease arrangement. We will operate and maintain the assets and be entitled to all cash flows from the assets for the remainder of their lease terms. We are determining the type of lease for accounting and the appropriate fair value of the assets and we do not expect any adjustments to be material. Our maximum financial exposure is limited to lease payment receivables from retail residential solar customers, future maintenance and performance payments and customer non-payments. On a quarterly basis, we will evaluate our lease receivables for credit losses.
ASD
WGSW is also a limited partner in ASD, a limited partnership formed to own and operate a portfolio of residential solar projects, primarily rooftop photovoltaic power generation systems. As a limited partner, WGSW provided funding to the partnership but does not have power to direct the activities that most significantly affect the operations and economic performance of the entity. In January 2014, the funding commitment period expired for the partnership. ASD is currently consolidated by the general partner, Solar Direct LLC. Solar Direct LLC is a wholly owned subsidiary of American Solar Direct Inc. (ASDI).
Our investment in ASD is accounted for under the HLBV equity method of accounting; any profits and losses are included in “Equity in earnings of unconsolidated affiliates” in the accompanying Consolidated Statement of Income and are added to or subtracted from the carrying amount of WGSW’s investment balance. At March 31, 2017 and September 30, 2016, WGSW held a $66.3 million and $66.1 million, respectively, equity method investment in ASD. At March 31, 2017, the carrying amount of WGSW’s investment in ASD exceeded the amount of the underlying equity in net assets by $35.8 million due to WGSW recording additions to its investment in ASD’s net assets at fair value of contributions in accordance with GAAP. This basis difference is being amortized over the life of the assets.
In April 2017, WGSW entered into discussions with ASDI to assume control of the partnership and to potentially acquire ASDI's partnership interest. These discussions were initiated as a result of financial difficulties at ASDI and to ensure continuing operations of the partnership and minimal disruptions to the customers. There has not been a definitive agreement executed as of the date of this report. This change in partnership control and ownership would result in the consolidation of the ASD partnership by WGL and may result in the recognition of a gain or loss upon change in control. Additionally at March 31, 2017, we had recorded a $2.1 million liability associated with a guarantee on behalf of ASDI.
Non-VIE Investments
Constitution
In 2013, Constitution Pipeline Company, LLC (Constitution) was formed, with WGL Midstream as an investor. At March 31, 2017, WGL Midstream's share of the total forecasted cash contributions over the term of the construction agreement for Constitution is $95.5 million, reflecting a 10% share in the pipeline venture. This natural gas pipeline will transport natural gas from the Marcellus region in northern Pennsylvania to major northeastern markets. Constitution is accounted for under the

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

equity method of accounting; any profits and losses are included in “Equity in earnings of unconsolidated affiliates” in the accompanying Consolidated Statement of Income and are added to or subtracted from the carrying amount of WGL’s investment balance. The equity method is considered appropriate because Constitution is an LLC with specific ownership accounts and ownership between five and fifty percent resulting in WGL Midstream maintaining a more than minor influence over the partnership operating and financing policies.
On April 22, 2016, the New York State Department of Environmental Conservation (NYSDEC) denied Constitution's application for a Section 401 Water Quality Certification (Section 401 Certification) for the pipeline, which is necessary for the construction and operation of the pipeline. Constitution has stated that it remains committed to pursuing the project and that it intends to pursue all available options to challenge the legality and appropriateness of NYSDEC’s decision. In May, 2016, Constitution filed actions in the U.S. Circuit Court of Appeals for the Second Circuit and the U.S. District Court for the Northern District of New York, respectively, appealing the decision and a seeking declaratory judgment that the State of New York’s permitting authority is preempted by federal law. On March 16, 2017, the U.S. District Court for the Northern District of New York issued an order ruling, without prejudice, that it lacked subject matter jurisdiction to hear Constitution's complaint.
In light of the forgoing matters, Constitution has revised its target in-service date to the second half of 2018, which assumes that the legal challenge process is satisfactorily and promptly concluded. We can give no assurance, however, that Constitution’s efforts to obtain the Section 401 Certification will be successful. At both March 31, 2017 and September 30, 2016, we held a $38.6 million equity method investment in Constitution, respectively. We have evaluated our investment in Constitution for other than temporary impairment as of March 31, 2017. Our impairment assessment used income and market approaches in determining the fair value of our investment in Constitution, including consideration of the severity and duration of any decline in fair value of our investment in the project. Our key inputs included, but are not limited to, significant management judgments and estimates, including projections of the project’s cash flows, selection of a discount rate, market multipliers and probability weighting of potential outcomes of legal and regulatory proceedings. At this time, we do not have an other than temporary impairment and have not recorded any impairment charge to reduce the carrying value of our investment. If Constitution is ultimately unable to obtain the Section 401 Certification or other future developments or indicators of an unfavorable resolution arise subsequently, an impairment charge of up to substantially all of our investment in the capitalized project costs may be required. It is also possible that Constitution could incur certain supplier-related costs in the event of a prolonged delay or termination of the project. We will continue to monitor and update our impairment analysis as required.
Mountain Valley Pipeline
In March 2015, WGL Midstream acquired a 7% equity interest in Mountain Valley Pipeline, LLC (Mountain Valley). On October 24, 2016, WGL Midstream acquired an additional 3% equity interest in Mountain Valley by assuming all of Vega Midstream MVP LLC's (Vega Energy) interest in the joint venture. WGL Midstream now owns a 10% interest in Mountain Valley.
The proposed pipeline to be developed, constructed, owned and operated by Mountain Valley, will transport approximately 2.0 million dekatherms of natural gas per day from interconnects with EQT Corporation's Equitrans system in Wetzel County, West Virginia to Transcontinental Gas Pipe Line Company LLC's Station 165 in Pittsylvania County, Virginia. The pipeline is scheduled to be in service in the fourth quarter of calendar year 2018.
WGL Midstream expects to invest in scheduled capital contributions through the in-service date of the pipeline, its pro rata share (based on its 10% equity interest) of project costs, an estimated aggregate amount of approximately $327.6 million. At March 31, 2017 and September 30, 2016, WGL Midstream held a $42.4 million and $22.5 million equity method investment in Mountain Valley, respectively. The equity method is considered appropriate because Mountain Valley is an LLC with specific ownership accounts and ownership between five and fifty percent resulting in WGL Midstream maintaining a more than minor influence over the partnership operating and financing policies.
The carrying amount of WGL Midstream's investment in MVP exceeded the amount of the underlying equity in net assets by $0.5 million, which will be amortized over the life of the assets when it is put in production. Profits and losses are allocated under the HLBV method of accounting and are included in “Equity in earnings of unconsolidated affiliates” in the accompanying Consolidated Statement of Income and are added to or subtracted from the carrying amount of WGL’s investment balance.
Stonewall System
WGL Midstream has a 30% equity interest in an entity that owns and operates certain assets known as the Stonewall Gas Gathering System (the Stonewall System). WGL Midstream paid $89.4 million to acquire the equity interest pursuant to an option that WGL Midstream previously acquired. During the six months ended March 31, 2017, WGL Midstream contributed

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

an additional $45.5 million related to retiring debt at the entity level. The Stonewall System has the capacity to gather up to 1.4 billion cubic feet of natural gas per day from the Marcellus production region in West Virginia, and connects with an interstate pipeline system that serves markets in the mid-Atlantic region.
WGL Midstream held a $143.1 million and $95.5 million equity method investment in the Stonewall System at March 31, 2017 and September 30, 2016, respectively. The equity method is considered appropriate because the Stonewall System is an LLC with specific ownership accounts and ownership between five and fifty percent resulting in WGL Midstream maintaining a more than minor influence over the partnership operating and financing policies.
The carrying amount of WGL Midstream's investment in the Stonewall System exceeded the amount of the underlying equity in net assets by $9.0 million, which is being amortized over the life of the assets. Profits and losses are allocated under the HLBV method of accounting and are included in “Equity in earnings of unconsolidated affiliates” in the accompanying Consolidated Statement of Income and are added to or subtracted from the carrying amount of WGL’s investment balance.
Nextility-Lease Settlement and Assignment
During the six months ended March 31, 2017, WGSW terminated its sale/leaseback agreement with Nextility and entered into a new lease agreement with another unrelated third party, with significantly reduced payments and lease terms. Based on the lease classification criteria per ASC 840, it was determined that the new lease is an operating lease. As a result, the net investment of $5.4 million on the consolidated balance sheet was eliminated. The solar assets were recorded at present fair value using the income approach as $4.0 million to "Property, plant and equipment" and $1.4 million was recorded as a receivable. The unamortized investment tax credits (ITC) associated with these assets are being deferred and amortized based on the assets' useful life. As of March 31, 2017, the deferred net ITC receivable related to these assets is $3.3 million. In May 2017, Nextility informed WGSW that it was unable to finalize a financing arrangement and began immediate steps to liquidate its business. WGSW is currently evaluating the impact of this decision.
SFEE
During the six months ended March 31, 2017, WGSW and a tax equity partner formed SFEE to acquire distributed generation solar projects that are developed by a third-party developer or WGL Energy Systems. New projects will be designed and constructed under long-term power purchase agreements. As of March 31, 2017, WGSW has contributed $6.5 million and held an $8.6 million interest in SFEE.
SFEE is not considered a VIE and is not consolidated under the voting interest model for limited partnerships. WGSW is the managing member of SFEE. WGSW is also the operations and maintenance provider for SFEE. In addition, WGL Energy Systems has the option to sell its own distributed generation solar projects to the developer for sale to SFEE and these assets remain on WGL Energy System's books until we no longer have continuing involvement. The equity method is considered appropriate because WGSW has significant influence over the operating and financial policies of SFEE. Profits and losses are allocated between the partners under the HLBV method of accounting and are included in “Equity in earnings of unconsolidated affiliates” in the accompanying Consolidated Statement of Income and are added to or subtracted from the carrying amount of WGSW’s investment balance. For SFEE, WGL has also provided a guarantee that could require additional future payments of $13.0 million.
The following tables present summary information about our unconsolidated VIEs and non-VIEs:
WGL Holdings, Inc.
Balance Sheet Location of Unconsolidated Investments

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Solar Investments		Pipelines
(in millions)	VIEs	Non-VIEs	VIEs	Non-VIEs	Total
March 31, 2017
Assets
Investments in unconsolidated affiliates	$66.3	$8.6	$109.7	$224.1	$408.7
Investments in direct financing leases, capital leases	26.4	—	—	—	26.4
Accounts receivable	0.2	—	—	—	0.2
Total assets	$92.9	$8.6	$109.7	$224.1	$435.3
September 30, 2016
Assets
Investments in unconsolidated affiliates	$66.1	$—	$80.8	$156.6	$303.5
Investments in direct financing leases, capital leases	29.8	—	—	—	29.8
Accounts receivable	1.1	—	—	9.2	10.3
Total assets	$97.0	$—	$80.8	$165.8	$343.6

NOTE 12. RELATED PARTY TRANSACTIONS
WGL and its subsidiaries engage in inter-company transactions in the ordinary course of business. Inter-company transactions and balances have been eliminated from the consolidated financial statements of WGL, except as described below. Washington Gas provides accounting, treasury, legal and other administrative and general support to affiliates, and files consolidated tax returns that include affiliated taxable transactions. Washington Gas bills its affiliates in accordance with regulatory requirements for the actual cost of providing these services, which approximates their market value. To the extent such billings are outstanding, they are reflected in “Receivables from associated companies” on Washington Gas’ balance sheets. Washington Gas assigns or allocates these costs directly to its affiliates and, therefore, does not recognize revenues or expenses associated with providing these services. Washington Gas believes that allocations based on broad measures of business activity are appropriate for allocating expenses resulting from common services. Affiliate entities are allocated a portion of common services based on a formula driven by appropriate indicators of activity, as approved by management.
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
The following table presents the receivables from and payables to associated companies as of March 31, 2017 and September 30, 2016.

Washington Gas Receivables From / Payables To Associated Companies
(In millions)	March 31, 2017	September 30, 2016
Receivables from Associated Companies	$19.6	$13.8
Payables to Associated Companies	$78.6	$65.8
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

Washington Gas - Gas Balancing Service Charges
	Three Months Ended March 31,		Six Months Ended March 31,
(In millions)	2017	2016	2017	2016
Gas balancing service charge	$8.8	$8.4	$15.7	$15.0
As a result of these balancing services, an imbalance is created for volumes of natural gas received by Washington Gas that are not equal to the volumes of natural gas delivered to customers of the energy marketers. At March 31, 2017, WGL Energy Services recognized accounts receivable from Washington Gas of $1.2 million related to an imbalance in gas volumes. At September 30, 2016, WGL Energy Services recognized accounts payable to Washington Gas of $0.8 million related to an imbalance in gas volumes. Due to regulatory treatment, these payables and receivables are not eliminated in the consolidated financial statements of WGL. Refer to Note 1—Accounting Policies of the Notes to Consolidated Financial Statements of the combined Annual Report on Form 10-K for the fiscal year ended September 30, 2016 for further discussion of these imbalance transactions.

Washington Gas participates in a POR program as approved by the Maryland Public Service Commission (PSC of MD), whereby it purchases receivables from participating energy marketers at approved discount rates. In addition, WGL Energy Services participates in POR programs with certain Maryland and Pennsylvania utilities, whereby it sells its receivables to various utilities, including Washington Gas, at approved discount rates. The receivables purchased by Washington Gas are included in “Accounts receivable” in the accompanying balance sheet. Any activity between Washington Gas and WGL Energy Services related to the POR program has been eliminated in the accompanying financial statements for WGL. At March 31, 2017 and September 30, 2016, Washington Gas had balances of $6.4 million and $4.2 million, respectively, of purchased receivables from WGL Energy Services.

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

Interim rates went into effect, subject to refund, in the December 2016 billing cycle. Intervenors filed testimony on January 31, 2017, Staff of the SCC of VA filed testimony on February 28, 2017 and Washington Gas filed its rebuttal testimony on March 28, 2017. On April 17, 2017, Washington Gas filed with the SCC of VA a unanimous settlement as to a specific annual revenue increase, but not as to a specific return on equity, specific accounting adjustments, or specific ratemaking methodologies, except as otherwise set forth therein. The Stipulation sets forth, for purposes of settlement, a base rate increase of $34 million ($14.1 million net of Washington Gas' Steps to Advance Virginia’s Energy (SAVE) Plan costs which are currently recovered through monthly surcharges). For purposes of the settlement, the mid-point of the return on equity range of 9.0-10.0% will be used in any application or filing, other than a change in base rates, effective December 1, 2016. The Stipulation is pending review and approval by the SCC of VA. Refunds to customers, which have been accrued by Washington Gas at March 31, 2017, will be made related to the interim billings once the Stipulation is approved and the new rates go into effect.

FINANCIAL GUARANTEES
WGL has guaranteed payments primarily for certain commitments on behalf of certain subsidiaries. At March 31, 2017, these guarantees totaled $30.7 million, $269.9 million, $75.0 million and $389.8 million for Washington Gas, WGL Energy Services, WGL Energy Systems and WGL Midstream, respectively. At March 31, 2017, WGL also had guarantees on behalf of other subsidiaries totaling $2.2 million. The amount of such guarantees is periodically adjusted to reflect changes in the level of WGL's financial exposure related to these commitments. For all of our financial guarantees, WGL may cancel any or all future obligations upon written notice to the counterparty, but WGL would continue to be responsible for the obligations created under the guarantees prior to the effective date of the cancellation. WGL has also guaranteed payments for certain of our external partners. At March 31, 2017, the maximum potential amount of future payments under the guarantees for external parties totaled $15.6 million of which $2.1 million had been recorded as a liability.

ANTERO CONTRACT
Washington Gas and WGL Midstream contracted in June 2014 with Antero Resources Corporation (Antero) to buy gas from Antero at invoiced prices based on an index, and at a delivery point, specified in the contracts.  Since deliveries began, however, the index price paid has been more than the fair market value at the same physical delivery point, resulting in losses to date of $22.5 million. Accordingly, Washington Gas and WGL Midstream notified Antero that it sought to apply a provision of the contracts that would permit a new index to be established.  Antero objected, claiming that the contract provisions permitting re-pricing did not apply, unless Antero itself chose to sell gas at cheaper prices at the delivery point, (which Antero claimed it had not).  The dispute was arbitrated in January 2017, and the arbitral tribunal ruled in favor of Antero on the applicability of the re-pricing mechanism.  However, the tribunal ruled that it lacked authority to determine whether Antero was in breach of its obligation to deliver gas to Washington Gas and WGL Midstream at a point where they could obtain the higher pricing. Accordingly, Washington Gas and WGL Midstream have filed suit in state court in Colorado for a determination of this issue.  Antero has moved to dismiss the suit.  To date, no rulings have been obtained from the Court.

SILVER SPRING, MARYLAND INCIDENT
Washington Gas continues to support the investigation by the NTSB into the August 10, 2016 explosion and fire at an apartment complex on Arliss Street in Silver Spring, Maryland, the cause of which has not been determined.  Additional

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

information will be made available by the NTSB at the appropriate time. On November 2, 2016, two civil actions were filed in the District of Columbia Superior Court against WGL Holdings and Washington Gas (as well as a property management company that is not affiliated with WGL Holdings or Washington Gas), by residents of the apartment complex. In one lawsuit, twenty-nine plaintiffs seek unspecified damages for, among others, wrongful death and personal injury. The other action is a class action suit seeking total damages stated to be less than $5 million for, among others, property damage and various counts relating to the loss of the use of the premises. Both actions allege causes of action for negligence, product liability, and declaratory relief. Thirty-one civil actions have been filed in the Circuit Court for Montgomery County, Maryland seeking unspecified damages for personal injury and property damage. We maintain excess liability insurance coverage from highly-rated insurers, subject to a nominal self-insured retention. We believe that this coverage will be sufficient to cover any significant liability to it that may result from this incident. Management is unable to determine a range of potential losses that are reasonably possible of occurring and therefore we have not recorded a reserve associated with this incident. Washington Gas was invited by the NTSB to be a party to the investigation and in that capacity continues to work closely with the NTSB to help determine the cause of this incident.
NOTE 14. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

The following table shows the components of net periodic benefit costs (income) recognized in our financial statements during the three and six months ended March 31, 2017 and 2016.

Components of Net Periodic Benefit Costs (Income)
	Three Months Ended March 31,
	2017		2016
(In millions)	Pension Benefits	Health and Life Benefits	Pension Benefits	Health and Life Benefits
Service cost	$4.1	$1.5	$3.6	$1.1
Interest cost	9.6	2.9	10.4	3.3
Expected return on plan assets	(10.2)	(5.6)	(10.3)	(5.1)
Amortization of prior service cost (credit)	0.1	(4.4)	0.1	(4.4)
Amortization of net actuarial loss	5.5	0.2	4.2	0.3
Net periodic benefit cost (income)	9.1	(5.4)	8.0	(4.8)
Amount allocated to construction projects	(1.7)	1.2	(1.3)	0.9
Amount deferred as regulatory asset/liability—net	1.7	—	1.7	—
Amount charged (credited) to expense	$9.1	$(4.2)	$8.4	$(3.9)
	Six Months Ended March 31,
	2017		2016
Service cost	$8.2	$2.9	$7.1	$2.2
Interest cost	19.2	5.8	20.7	6.6
Expected return on plan assets	(20.5)	(11.1)	(20.5)	(10.2)
Amortization of prior service cost (credit)	0.2	(8.8)	0.2	(8.8)
Amortization of net actuarial loss	11.0	0.4	8.4	0.6
Net periodic benefit cost (income)	18.1	(10.8)	15.9	(9.6)
Amount allocated to construction projects	(3.3)	2.4	(2.6)	1.9
Amount deferred as regulatory asset/liability—net	3.5	(0.1)	3.5	(0.1)
Amount charged (credited) to expense	$18.3	$(8.5)	$16.8	$(7.8)
Amounts included in the line item “Amount deferred as regulatory asset/liability-net,” as shown in the table above, represent the amortization of previously unrecovered costs of the applicable pension benefits or the health and life benefits as approved in the District of Columbia. We expect the balances to be fully amortized by October 2019.

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables show the changes in accumulated other comprehensive income (loss) for WGL and Washington Gas by component for the three and six months ended March 31, 2017 and 2016.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

WGL Holdings, Inc. Changes in Accumulated Other Comprehensive Loss by Component
(In thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Beginning Balance	$(9,126)	$(13,478)	$(38,539)	$(14,236)
Qualified cash flow hedging instruments(a)	48	(18,634)	49,503	(17,550)
Change in prior service credit(b)	(217)	(214)	(434)	(428)
Amortization of actuarial loss(b)	588	419	1,176	838
Current-period other comprehensive income (loss)	419	(18,429)	50,245	(17,140)
Income tax expense (benefit) related to other comprehensive income (loss)	167	(7,649)	20,580	(7,118)
Ending Balance	$(8,874)	$(24,258)	$(8,874)	$(24,258)

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

Washington Gas Light Company Changes in Accumulated Other Comprehensive Loss by Component
(In thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Beginning Balance	$(7,606)	$(6,588)	$(7,830)	$(6,712)
Change in prior service credit(a)	(217)	(214)	(434)	(428)
Amortization of actuarial loss(a)	588	419	1,176	838
Current-period other comprehensive income	371	205	742	410
Income tax expense related to other comprehensive income	148	81	295	162
Ending Balance	$(7,383)	$(6,464)	$(7,383)	$(6,464)

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost. Refer to Note 14-Pension and other post-retirement benefit plans for additional details.

NOTE 16. PLANNED MERGER WITH ALTAGAS LTD.

On January 25, 2017, WGL entered into an agreement and plan of merger (Merger Agreement) to combine with AltaGas in an all cash transaction valued at approximately $6.4 billion. The Merger Agreement provides for the merger of a newly formed indirect wholly-owned subsidiary of AltaGas with and into WGL, with WGL continuing as the surviving corporation in the merger (the Merger) and becoming an indirect wholly-owned subsidiary of AltaGas. Subject to the terms and conditions set forth in the Merger Agreement, at the Effective Time (as defined in the Merger Agreement) of the Merger, WGL shareholders will receive $88.25 in cash, without interest, for each share of WGL common stock issued and outstanding immediately prior to the Effective Time (as defined in the Merger Agreement). The Board of Directors of WGL and AltaGas have unanimously approved the merger, which is expected to close in the second quarter of 2018.

Consummation of the Merger is subject to the satisfaction or waiver of specified closing conditions, including, among others, the approval of the Merger by the holders of more than two-thirds of the outstanding shares of WGL common stock, and approvals required from the PSC of DC, the PSC of MD and the SCC of VA. WGL and AltaGas have also submitted the transaction for review by the Committee on Foreign Investment in the United States (CFIUS). The Merger Agreement will also be subject to FERC approval, and expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR). The Merger Agreement also contains customary representations, warranties and covenants of both WGL and AltaGas. These covenants include, among others, an obligation on behalf of WGL to operate its business in the ordinary course until the Merger is consummated, subject to certain exceptions.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (concluded)
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Merger Agreement may be terminated by each of WGL and AltaGas under certain circumstances, including if the merger is not consummated by January 25, 2018 (subject to a 180 day extension by either party subject to certain conditions being met). The Merger Agreement also contains certain additional termination rights for both AltaGas and WGL, and provides that, upon termination of the Merger Agreement under specified circumstances, AltaGas would be required to pay a termination fee of $205 million, $182 million, or $68 million (depending on the specific circumstances of termination) to WGL, and WGL would be required to pay AltaGas a termination fee of $136 million, only under specific circumstances as outlined in the Merger Agreement.

In connection with entering into the Merger Agreement, WGL entered into a subscription agreement with AltaGas, in which WGL agreed, upon the occurrence of certain conditions, to issue and sell to AltaGas up to an aggregate of 15,000 shares of Series A Non-Voting Non-Convertible Perpetual Preferred Stock (Non-Voting Preferred Stock) for a purchase price of $10,000 per share. If the consolidated debt to total capitalization ratio is forecasted to be in excess of 62% at December 31, 2017 or any quarterly period thereafter, AltaGas will purchase a number of shares of Non-Voting Preferred Stock to produce a forecasted ratio equal to 62%, but not more than 5,000 shares in any single quarter or more than 15,000 shares in the aggregate. If the Merger Agreement is terminated or the Outside Date (as defined in the Merger Agreement) expires, no subscription will be made after the date of termination or expiration, and WGL will have six months thereafter to redeem any Non-Voting Preferred Stock previously issued.

Merger Approval Proceedings

District of Columbia

On April 24, 2017, AltaGas, WGL and Washington Gas filed an application with the PSC of DC seeking approval of the Merger Agreement. In an order issued on April 25, 2017, the PSC of DC scheduled a procedural conference on May 18, 2017 with the Staff of the PSC of DC and interested parties to consider the factors to be considered in the case to determine whether the Merger is in the public interest, identify factual issues in dispute and consider a procedural schedule for the proceeding. Petitions to intervene in the proceeding are due by May 15, 2017. To approve the Merger Agreement, the PSC of DC must find that the Merger taken as a whole is in the public interest. In the April 25, 2017 order, the PSC of DC stated that in making this determination, it has balanced the interests of shareholders and investors with ratepayers and the community; determined that benefits to shareholders must not come at the expense of ratepayers; and found that to be approved, the transaction must produce a direct and tangible benefit to ratepayers. It stated further that in determining whether the public interest requirements are met, the PSC of DC has in past merger cases identified seven factors it has considered in reviewing each transaction, including the effects of the transaction on (i) ratepayers, shareholders, the financial health of the utilities standing alone and as merged, and the economy of the District; (ii) utility management and administrative operations; (iii) public safety and the safety and reliability of services; (iv) risks associated with all of the applicants' affiliated non-jurisdictional business operations; (v) the PSC of DC's ability to regulate Washington Gas effectively; (vi) competition in the local retail and wholesale markets that impact the District and District ratepayers; and (vii) conservation of natural resources and preservation of environmental quality. The law of the District of Columbia does not impose any time limit on the PSC of DC’s review of the Merger.

Maryland

On April 24, 2017, AltaGas, WGL and Washington Gas filed an application with the PSC of MD seeking approval of the Merger Agreement. On April 26, 2017, the PSC of MD issued an order scheduling a pre-hearing conference on May 30, 2017, to set a procedural schedule for the proceeding, to consider any petition to intervene that have been filed, and to consider any other preliminary matters requested by the parties. Petitions to intervene in the proceeding must be filed by May 25, 2017. Maryland law requires the PSC of MD to approve a merger subject to its review if it finds that the merger agreement is consistent with the public interest, convenience and necessity, including benefits and no harm to consumers. In making this determination, the PSC of MD is required to consider the following criteria: (i) the potential impact of the acquisition on rates and charges paid by customers and on the services and conditions of operation of the public service company; (ii) the potential impact of the acquisition on continuing investment needs for the maintenance of utility services, plant, and related infrastructure; (iii) the proposed capital structure that will result from the acquisition, including allocation of earnings from Washington Gas; (iv) the potential effects on employment; (v) the projected allocation of any savings that are expected between stockholders and rate payers; (vi) issues of reliability, quality of service, and quality of customer service; (vii) the potential impact of the acquisition on community investment; (viii) affiliate and cross-subsidization issues; (ix) the use or pledge of

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

utility assets for the benefit of an affiliate; (x) jurisdictional and choice-of-law issues; (xi) whether it is necessary to revise the PSC of MD's ring-fencing and code of conduct regulations in light of the acquisition; and (xii) any other issues the PSC of MD considers relevant to the assessment of the acquisition in relation to the public interest, convenience, and necessity. The PSC of MD is required to issue an order within 180 days of the date the application was filed, but may extend the date by 45 days for good cause. An order is expected by December 5, 2017.

Virginia

On April 24, 2017, AltaGas and WGL and Washington Gas, filed a petition with the SCC of VA seeking approval of the Merger Agreement. Virginia law provides that, if the SCC of VA determines, with or without hearing, that adequate service to the public at just and reasonable rates will not be impaired or jeopardized by granting the petition for approval, then the SCC of VA shall approve a merger with such conditions that the SCC of VA deems to be appropriate in order to satisfy this standard. The SCC of VA is required to issue an order within 60 days from the date of filing of the petition, but may extend the review period for up to 120 additional days. An order is expected to be issued by October 20, 2017.

Committee on Foreign Investment in the United States

On April 24, 2017, AltaGas, WGL and Washington Gas, filed a joint voluntary notice with the CFIUS.

FERC

On April 24, 2017, AltaGas and WGL Energy Services submitted to FERC a Joint Application for Authorization of Disposition of Jurisdictional Assets and Merger under Section 203 of the Federal Power Act. Under that section, FERC shall approve a merger if it finds that the proposed transaction will be consistent with the public interest. In making this determination, the FERC will consider the following criteria: (i) horizontal competition analysis; (ii) vertical competition issues; (iii) no adverse effect on rates; (iv) no adverse effect on regulation; and (v) no improper cross-subsidization.

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

Regulated Utility Operating Segment

The regulated utility operating segment is composed of our core subsidiary, Washington Gas. Washington Gas engages in the delivery and sale of natural gas that is regulated by regulatory commissions in the District of Columbia, Maryland and Virginia. During the second quarter, our utility earnings showed improved results primarily due to: (i) new base rates in Virginia and (ii)increased customer growth of approximately 10,300 meters. These favorable variances were partially offset by (i) lower realized margins associated with our asset optimization program; (ii) higher depreciation and amortization expense related to our new billing system as well as the growth in our utility plant and (iii) higher operation and maintenance expenses.

Retail Energy-Marketing Operating Segment

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

We offer competitively priced natural gas, electricity and energy from renewable sources to customers through WGL Energy Services, our non-utility retail energy-marketing subsidiary. This quarter, this segment delivered improved results due to higher unrealized mark-to-market valuations on energy-related derivatives, due to fluctuating market prices. We also benefited from higher natural gas margins due to favorable margin patterns when compared to the same period in the prior fiscal year. Partially offsetting these favorable variances were slightly lower electricity margins due to lower sales volumes and average unit margins.

Commercial Energy Systems Operating Segment
Through WGL Energy Systems and WGSW, we offer efficient and sustainable commercial energy solutions focused on owning and operating distributed generation assets such as Solar Photovoltaic (Solar PV) systems and upgrading energy related systems of large government and commercial facilities. During the quarter, this segment delivered improved results. We continue to see earnings growth driven by distributed generation assets in service, including increased solar renewable energy credit sales and higher earnings from alternative energy investments. These improvements were partially offset by lower revenues from the energy-efficiency contracting business due to the completion of certain projects and higher depreciation expenses related to new projects placed in service.

Midstream Energy Services Operating Segment
WGL Midstream specializes in the investment, management, development and optimization of natural gas storage and transportation midstream infrastructure projects. Improved results for the quarter primarily reflect increased valuations on our derivative contracts associated with our long-term transportation strategies, higher valuations and realized margins related to storage inventory and the associated economic hedging transactions and higher income related to our pipeline investments.

Realized margins on our transportation strategies reflect losses associated with certain gas purchases from Antero Resources Corporation (Antero) beginning in January 2016. The index price used to invoice these purchases had been the subject of an arbitration proceeding; however, in February 2017, the arbitral tribunal ruled in favor of Antero. Losses realized during the three months ended March 31, 2017 were $0.5 million associated with this purchase contract. Accumulated losses from the inception of the contract are $22.5 million. In March 2017, we filed suit in state court in Colorado related to the delivery point to which the gas is being delivered to Antero. To date, no rulings have been obtained from the Court.

Other Activities
Activities and transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our four operating segments, are aggregated as “Other Activities” and are included as part of non-utility operations. Administrative and business development costs associated with WGL and Washington Gas Resources are also included in “Other Activities.” Results for Other Activities primarily relate to external costs associated with the planned merger with AltaGas.

Planned Merger with AltaGas
On January 25, 2017, WGL entered into the Merger Agreement to combine with AltaGas in an all cash transaction valued at approximately $6.4 billion. The Board of Directors of WGL and AltaGas have unanimously approved the Merger, which is expected to close in the second quarter of 2018. Subject to the conditions in the Merger Agreement, at the effective time of the Merger, WGL's shareholders will receive $88.25 in cash, without interest, for each share of WGL common stock issued and outstanding prior to the Effective Time. Consummation of the Merger is subject to the satisfaction or waiver of specified closing conditions, including, among others, the approval of the Merger by the holders of more than two-thirds of the outstanding shares of WGL common stock, and approvals required from certain antitrust and other regulatory bodies. Should WGL terminate the Merger Agreement under specified circumstances, WGL may be obligated to pay AltaGas a termination fee of $136 million.
On April 24, 2017, joint applications for approval of the Merger were filed with the PSC of DC and with the PSC of MD. A joint petition for approval of the Merger was also filed with the SCC of VA, FERC, and CFIUS.
For further information on the merger, see "Safe Harbor and Forward Looking Statements" in the Introduction, Item I, Note 16 — Planned Merger with AltaGas Ltd. to the condensed consolidated financial statements and Part II, Item 1A. Risk Factors, in this Form 10-Q.
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
For a description of these critical accounting policies, refer to Management’s Discussion within the 2016 Annual Report. There were no new critical accounting policies or changes to our critical accounting policies during the six month period ended March 31, 2017.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

WGL HOLDINGS, INC.
RESULTS OF OPERATIONS—Three Months Ended March 31, 2017 vs. March 31, 2016
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
Summary Results
For the three months ended March 31, 2017, WGL reported net income applicable to common stock of $123.1 million, or $2.39 per share, compared to net income of $106.3 million, or $2.11 per share, reported for the three months ended March 31, 2016. For the twelve month periods ended March 31, 2017 and 2016, we earned a return on average common equity of 11.9% .
The following table summarizes our EBIT by operating segment for the three months ended March 31, 2017 and 2016.

Analysis of Consolidated Results
	Three Months Ended March 31,		Increase/
(In millions)	2017	2016	(Decrease)
EBIT:
Regulated utility	$165.2	$164.3	$0.9
Retail energy-marketing	9.3	3.1	6.2
Commercial energy systems	8.5	1.0	7.5
Midstream energy services	42.0	13.7	28.3
Other activities	(15.1)	(1.5)	(13.6)
Intersegment eliminations	(1.5)	(0.6)	(0.9)
Total	$208.4	$180.0	$28.4
Interest expense	14.2	13.0	1.2
Income tax expense	70.8	60.4	10.4
Dividends on Washington Gas preferred stock	0.3	0.3	—
Net income applicable to common stock	$123.1	$106.3	$16.8
EARNINGS PER AVERAGE COMMON SHARE
Basic	$2.40	$2.13	$0.27
Diluted	$2.39	$2.11	$0.28

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Regulated Utility Operating Results
The following table summarizes the regulated utility segment’s financial data for the three months ended March 31, 2017 and 2016.

Regulated Utility Financial Data
	Three Months Ended March 31,		Increase/
(In millions)	2017	2016	(Decrease)
Utility net revenues(1):
Operating revenues	$475.0	$452.0	$23.0
Less: Cost of gas	143.2	130.2	13.0
Revenue taxes	27.3	29.6	(2.3)
Total utility net revenues	304.5	292.2	12.3
Operation and maintenance	85.6	80.3	5.3
Depreciation and amortization	33.6	29.1	4.5
General taxes and other assessments	18.8	18.1	0.7
Other expenses—net	1.3	0.4	0.9
EBIT	$165.2	$164.3	$0.9
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
The comparison in EBIT primarily reflects the following:

•	new base rates in Virginia;

•	increased customer growth and

•	higher unrealized margins associated with our asset optimization program.
Partially offsetting these favorable variances were:

•	unfavorable effects of warmer weather in the District of Columbia;

•	lower realized margins associated with our asset optimization program;

•	higher depreciation and amortization expense related to our new billing system as well as the growth in our utility plant and

•	higher operation and maintenance expenses.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Utility Net Revenues. The following table provides the key factors contributing to the changes in the utility net revenues of the regulated utility segment between the three months ended March 31, 2017 and 2016.

Composition of Changes in Utility Net Revenues
(In millions)	Increase/ (Decrease)
Customer growth	$0.9
Estimated effects of weather and consumption patterns	(5.3)
Impact of rate case	13.4
Accelerated pipe replacement programs	(1.6)
Asset optimization:
Realized margins	(0.9)
Unrealized mark-to-market valuations	7.3
Other	(1.5)
Total	$12.3
Customer growth — Average active customer meters increased by approximately 10,300 for the three months ended March 31, 2017, compared to the same period of the prior fiscal year.
Estimated effects of weather and consumption patterns — Weather, when measured by HDDs, was 17.7% and 4.9% warmer than normal for the three months ended March 31, 2017 and 2016, respectively. In the District of Columbia, where Washington Gas does not have a billing mechanism or hedges to offset the effects of weather, the warmer weather for the three months ended March 31, 2017, resulted in a negative variance to net revenues. The decrease to net revenues was also due to the changes in natural gas consumption patterns in the District of Columbia. Natural gas consumption patterns may be affected by shifts in weather patterns in which customer heating usage may not correlate highly with average historical levels of usage per heating degree day that occurs. Natural gas consumption patterns may also be affected by non-weather related factors such as customer conservation. Refer to the section entitled "Weather Risk" for a discussion of billing mechanisms in Maryland and Virginia, which are designed to eliminate the net revenue effects of variations in customer usage caused by weather and other factors such as conservation.
Impact of rate case - The increase in revenue reflects interim base rate billings, subject to refund, in Virginia, effective December 2016. Refer to "Rates and Regulatory Matters" for further discussion of this matter. The increase in base rates reflects approximately $7.6 million of revenue for plant expenditures that had been previously collected through the accelerated pipe replacement surcharge.
Accelerated pipe replacement programs — Project costs that had previously been collected through the accelerated replacement surcharge in Virginia have been transferred to base rates and are now reflected in the new interim base rate billings. New project costs in Virginia continue to be collected through this surcharge.
Asset optimization — We recorded unrealized gains of $21.0 million associated with our energy-related derivatives for the three months ended March 31, 2017, compared to unrealized gains of $13.7 million reported for the same period of the prior fiscal year. When these derivatives settle, any unrealized amounts will ultimately reverse and Washington Gas will realize margins in combination with related transactions that these derivatives economically hedge. The change in the valuations is partially due to movements in unobservable inputs used in the valuation of long-dated forward contracts. We believe that these values are not reflective of our ultimate cash flows as these purchases are utilized in the optimization of our long-term natural gas transportation and storage capacity resources, the value of which is not reflected at fair value. Refer to the section entitled “Market Risk—Price Risk Related to the Regulated Utility Segment” for further discussion of our asset optimization program.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Operation and Maintenance Expenses. The following table provides the key factors contributing to the changes in operation and maintenance expenses of the regulated utility segment for the three months ended March 31, 2017 and 2016.

Composition of Changes in Operation and Maintenance Expenses
(In millions)	Increase/ (Decrease)
Employee incentives, direct labor costs and benefits	$0.9
System safety and integrity	1.1
Support services	1.1
Uncollectible accounts	1.8
Other	0.4
Total	$5.3
Employee incentives and direct labor costs — Washington Gas incurred increased employee incentives and labor costs, net, for the three months ended March 31, 2017, over the same period of the previous fiscal year, as a result of an increase headcount compared to the same period in the prior fiscal year.
System safety and integrity — Washington Gas incurred higher costs, partially related to the amortization of Distribution Integrity Management Program costs in Virginia. These costs are included in the new interim Virginia base rates.
Support Services - The increase for the three months ended March 31, 2017 over the same period of the prior fiscal year reflects increased infrastructure support costs.
Uncollectible accounts - The increase in uncollectible accounts is due to higher operating revenues this quarter when compared to the same period in the prior fiscal year.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Retail Energy-Marketing
The following table depicts the retail energy-marketing segment’s financial data along with selected statistical data for the three months ended March 31, 2017 and 2016.

Retail Energy-Marketing Financial and Statistical Data
	Three Months Ended March 31,		Increase/
(In millions)	2017	2016	(Decrease)
Operating Results
Gross margins(1):
Operating revenues	$324.9	$369.6	$(44.7)
Less: Cost of energy	298.7	349.4	(50.7)
Revenue taxes	2.9	2.8	0.1
Total gross margins	23.3	17.4	5.9
Operation expenses	12.5	13.2	(0.7)
Depreciation and amortization	0.3	0.3	—
General taxes and other assessments	1.3	0.8	0.5
Other income — net	0.1	—	0.1
EBIT	$9.3	$3.1	$6.2
Analysis of gross margins (In millions)
Natural gas
Realized margins	$14.1	$8.9	$5.2
Unrealized mark-to-market gains (losses)	(3.3)	2.4	(5.7)
Total gross margins—natural gas	$10.8	$11.3	$(0.5)
Electricity
Realized margins	$13.1	$13.8	$(0.7)
Unrealized mark-to-market gains (losses)	(0.6)	(7.7)	7.1
Total gross margins—electricity	$12.5	$6.1	$6.4
Total gross margins	$23.3	$17.4	$5.9
Other Retail Energy-Marketing Statistics
Natural gas
Therm sales (millions of therms)	269.1	315.9	(46.8)
Number of customers (end of period)	122,800	139,400	(16,600)
Electricity
Electricity sales (millions of kWhs)	3,048.3	3,192.7	(144.4)
Number of accounts (end of period)	121,200	134,400	(13,200)

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

The increase in EBIT primarily reflects higher realized natural gas margins primarily due to higher margins on storage sourced sales in the current fiscal quarter when compared to the same period in the prior fiscal year. Favorable natural gas margins were partially offset by slightly lower realized electricity margins due to lower sales volumes and average unit margins. In addition, total unrealized mark-to-market valuations on energy-related derivatives were higher due to fluctuating market prices. Period-to-period comparisons of quarterly gross margins for this segment can vary significantly and are not necessarily representative of expected annualized results.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Commercial Energy Systems
The table below represents the financial results of the commercial energy systems segment for the three months ended March 31, 2017 and 2016.

Commercial Energy Systems Segment Financial Information
	Three Months Ended March 31,		Increase/
(In millions)	2017	2016	(Decrease)
Operating revenues	$21.0	$20.6	$0.4
Operating expenses:
Cost of sales	10.3	12.0	(1.7)
Operations	6.1	7.9	(1.8)
Depreciation and amortization	5.2	3.7	1.5
General taxes and other assessments	0.2	0.1	0.1
Operating expenses	$21.8	$23.7	$(1.9)
Equity earnings	2.4	3.0	(0.6)
Other income	1.5	1.1	0.4
Less: Non-controlling interest	(5.4)	—	(5.4)
EBIT	$8.5	$1.0	$7.5
EBIT by division:
Energy-efficiency contracting	$(0.3)	$0.8	$(1.1)
Commercial distributed generation	1.3	0.3	1.0
Investments in distributed generation	7.5	(0.1)	7.6
Total	$8.5	$1.0	$7.5
The increase in EBIT reflects the growth in distributed generation assets in service, including increased solar renewable energy credit sales and higher earnings from alternative energy investments, including tax equity ventures. These improvements were partially offset by lower revenues from the energy-efficiency contracting business due to the completion of certain projects and higher depreciation expenses related to new projects placed in service.
Additionally, not reflected in EBIT is the amortization of investment tax credits related to our distributed generation assets which were $1.8 million and $1.3 million for the three months ended March 31, 2017 and 2016, respectively.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Midstream Energy Services
The table below represents the financial results of the midstream energy services segment for the three months ended March 31, 2017 and 2016.

Midstream Energy Services Segment Financial Information
	Three Months Ended March 31,		Increase/
(In millions)	2017	2016	(Decrease)
Operating revenues (a)	$38.6	$13.0	$25.6
Operating expenses:
Operations	1.4	1.0	0.4
General taxes and other assessments	0.1	0.1	—
Operating expenses	$1.5	$1.1	$0.4
Equity earnings	4.9	1.8	3.1
EBIT	$42.0	$13.7	$28.3
(a) The trading margins of Midstream Energy Services, including unrealized gains and losses on derivative instruments, are netted within operating revenues.
The increase in EBIT primarily reflects increased valuations on our derivative contracts associated with our long-term transportation strategies, higher valuations and realized margins related to storage inventory and the associated economic hedging transactions and higher income related to our pipeline investments.

Other Non-Utility Activities
Transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our four operating segments, are aggregated as “Other Activities” and included as part of non-utility operations. Our other non-utility activities reflect EBIT of $(15.1) million and $(1.5) million for the three months ended March 31, 2017 and 2016, respectively. The decrease in EBIT primarily relates to external costs associated with the planned merger with AltaGas.
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

Consolidated Interest Expense and Income Taxes

Please refer to the six months ended March 31, 2017, for information about WGL's consolidated interest expense, income tax expense and effective income tax rate.

RESULTS OF OPERATIONS—Six Months Ended March 31, 2017 vs. March 31, 2016
Summary Results
For the six months ended March 31, 2017, WGL reported net income applicable to common stock of $181.0 million, or $3.52 per share, compared to net income of $174.5 million, or $3.48 per share, reported for the six months ended March 31, 2016.
The following table summarizes our EBIT by operating segment for the six months ended March 31, 2017 and 2016.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Analysis of Consolidated Results
	Six Months Ended March 31,		Increase/
(In millions)	2017	2016	(Decrease)
EBIT:
Regulated utility	$267.9	$263.6	$4.3
Retail energy-marketing	38.4	2.5	35.9
Commercial energy systems	13.2	2.0	11.2
Midstream energy services	13.5	34.5	(21.0)
Other activities	(16.3)	(2.3)	(14.0)
Intersegment eliminations	(0.3)	(0.6)	0.3
Total	$316.4	$299.7	$16.7
Interest expense	30.5	25.7	4.8
Income tax expense	104.2	98.8	5.4
Dividends on Washington Gas preferred stock	0.7	0.7	—
Net income applicable to common stock	$181.0	$174.5	$6.5
EARNINGS PER AVERAGE COMMON SHARE
Basic	$3.54	$3.49	$0.05
Diluted	$3.52	$3.48	$0.04

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Regulated Utility Operating Results
The following table summarizes the regulated utility segment’s financial data for the six months ended March 31, 2017 and 2016.

Regulated Utility Financial Data
	Six Months Ended March 31,		Increase/
(In millions)	2017	2016	(Decrease)
Utility net revenues(1):
Operating revenues	$809.0	$747.3	$61.7
Less: Cost of gas	225.6	187.4	38.2
Revenue taxes	49.5	48.8	0.7
Total utility net revenues	533.9	511.1	22.8
Operation and maintenance	166.8	158.6	8.2
Depreciation and amortization	64.1	56.7	7.4
General taxes and other assessments	33.0	31.5	1.5
Other expenses—net	2.1	0.7	1.4
EBIT	$267.9	$263.6	$4.3
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
The comparison in EBIT primarily reflects the following:

•	new base rates in Virginia;

•	higher customer growth and

•	higher realized and unrealized margins associated with our asset optimization program.

Partially offsetting these favorable variances were:

•	unfavorable effects of warmer weather in the District of Columbia;

•	higher depreciation and amortization expense and

•	higher operation and maintenance expenses.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Utility Net Revenues. The following table provides the key factors contributing to the changes in the utility net revenues of the regulated utility segment between the six months ended March 31, 2017 and 2016.

Composition of Changes in Utility Net Revenues
(In millions)	Increase/ (Decrease)
Customer growth	$2.7
Estimated effects of weather and consumption patterns	(0.7)
Impact of rate case	18.6
Accelerated pipe replacement programs	0.2
Asset optimization:
Realized margins	0.7
Unrealized mark-to-market valuations	3.4
Other	(2.1)
Total	$22.8
Customer growth — Average active customer meters increased by approximately 11,500 for the six months ended March 31, 2017, compared to the same period of the prior fiscal year.
Estimated effects of weather and consumption patterns — Represents changes due to weather and natural gas consumption in the District of Columbia where Washington Gas does not have billing mechanisms or hedges to offset these effects. Weather, when measured by HDDs, was 14.4% and 13.9% warmer than normal for the six months ended March 31, 2017 and 2016, respectively.
Impact of rate case - The increase in revenue reflects interim base rate billings, subject to refund, in Virginia, effective December 2016. Refer to "Rates and Regulatory Matters" for further discussion of this matter. The increase in base rates reflects approximately $11.0 million of revenue for plant expenditures that had been previously been collected through the accelerated pipe replacement surcharge.
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
Asset optimization — We recorded unrealized gains of $36.5 million associated with our energy-related derivatives for the six months ended March 31, 2017, compared to unrealized gains of $33.1 million reported for the same period of the prior fiscal year. When these derivatives settle, any unrealized amounts will ultimately reverse and Washington Gas expects to realize margins in combination with related transactions that these derivatives economically hedge. The change in the valuations is partially due to movements in unobservable inputs used in the valuation of long-dated forward contracts. We believe that these values are not reflective of our ultimate cash flows as these purchases are utilized in the optimization of our long-term natural gas transportation and storage capacity resources, the value of which is not reflected at fair value. Refer to the section entitled “Market Risk—Price Risk Related to the Regulated Utility Segment” for further discussion of our asset optimization program.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Operation and Maintenance Expenses. The following table provides the key factors contributing to the changes in operation and maintenance expenses of the regulated utility segment for the six months ended March 31, 2017 and 2016.

Composition of Changes in Operation and Maintenance Expenses
(In millions)	Increase/ (Decrease)
Employee incentives and direct labor costs	$1.7
System safety and integrity	2.2
Uncollectible accounts	2.5
Support services	1.1
Other	0.7
Total	$8.2
Employee incentives and direct labor costs — Washington Gas incurred increased employee incentives and labor costs, net, for the six months ended March 31, 2017, over the same period of the previous fiscal year, as a result of an increase in the valuations of our share-based long-term incentive plan.
System safety and integrity — Washington Gas incurred higher costs, partially related to the amortization of Distribution Integrity Management Program costs in Virginia. These costs are included in the new interim Virginia base rates.
Uncollectible accounts - The increase in uncollectible accounts is due to higher operating revenues for the six month period when compared to the same period in the prior fiscal year.
Support Services - The increase for the six months ended March 31, 2017 over the same period of the prior fiscal year reflects increased infrastructure support costs.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Retail Energy-Marketing
The following table depicts the retail energy-marketing segment’s financial data along with selected statistical data for the six months ended March 31, 2017 and 2016.

Retail Energy-Marketing Financial and Statistical Data
	Six Months Ended March 31,		Increase/
(In millions)	2017	2016	(Decrease)
Operating Results
Gross margins(1):
Operating revenues	$623.6	$659.0	$(35.4)
Less: Cost of energy	552.9	624.4	(71.5)
Revenue taxes	5.6	5.2	0.4
Total gross margins	65.1	29.4	35.7
Operation expenses	23.6	24.3	(0.7)
Depreciation and amortization	0.6	0.6	—
General taxes and other assessments	2.5	2.0	0.5
EBIT	$38.4	$2.5	$35.9
Analysis of gross margins (In millions)
Natural gas
Realized margins	$21.7	$19.3	$2.4
Unrealized mark-to-market gains (losses)	10.9	(1.9)	12.8
Total gross margins—natural gas	$32.6	$17.4	$15.2
Electricity
Realized margins	$28.0	$21.2	$6.8
Unrealized mark-to-market gains (losses)	4.5	(9.2)	13.7
Total gross margins—electricity	$32.5	$12.0	$20.5
Total gross margins	$65.1	$29.4	$35.7
Other Retail Energy-Marketing Statistics
Natural gas
Therm sales (millions of therms)	489.6	505.5	(15.9)
Number of customers (end of period)	122,800	139,400	(16,600)
Electricity
Electricity sales (millions of kWhs)	6,151.5	6,119.2	32.3
Number of accounts (end of period)	121,200	134,400	(13,200)

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

The increase in EBIT primarily reflects higher unrealized mark-to-market valuations on energy-related derivatives due to fluctuating market prices. In addition, realized gross margins from natural gas sales increased due to lower cost storage gas inventory that was withdrawn and expensed in the latter part of the winter, partially offset by unfavorable weather and price conditions as well as lower portfolio optimization activities early in the winter. Realized margins from electricity were favorable due to lower capacity charges from the regional power grid operator (PJM) associated with fixed-price retail contracts. Period-to-period comparisons of quarterly gross margins for this segment can vary significantly and are not necessarily representative of expected annualized results.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Commercial Energy Systems
The table below represents the financial results of the commercial energy systems segment for the six months ended March 31, 2017 and 2016.

Commercial Energy Systems Segment Financial Information
	Six Months Ended March 31,		Increase/
(In millions)	2017	2016	(Decrease)
Operating revenues	$35.8	$36.2	$(0.4)
Operating expenses:
Cost of sales	16.3	20.5	(4.2)
Operations	11.9	12.0	(0.1)
Depreciation and amortization	9.6	7.2	2.4
General taxes and other assessments	0.3	0.2	0.1
Operating expenses	$38.1	$39.9	$(1.8)
Equity earnings	4.8	3.4	1.4
Other income	2.7	2.3	0.4
Less: Non-controlling interest	(8.0)	—	(8.0)
EBIT	$13.2	$2.0	$11.2
EBIT by division:
Energy-efficiency contracting	$(0.9)	$1.7	$(2.6)
Commercial distributed generation	2.6	—	2.6
Investments in distributed generation	11.5	0.3	11.2
Total	$13.2	$2.0	$11.2
The increase in EBIT reflects the growth in distributed generation assets in service, including increased solar renewable energy credit sales and higher earnings from alternative energy investments. These improvements were partially offset by lower revenues from the energy-efficiency contracting business due to the completion of certain projects and higher depreciation expenses related to new projects placed in service.
Additionally, not reflected in EBIT is the amortization of investment tax credits related to our distributed generation assets which were $3.2 million and $2.6 million for the six months ended March 31, 2017 and 2016, respectively.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Midstream Energy Services
The table below represents the financial results of the midstream energy services segment for the six months ended March 31, 2017 and 2016.

Midstream Energy Services Segment Financial Information
	Six Months Ended March 31,		Increase/
(In millions)	2017	2016	(Decrease)
Operating revenues (a)	$13.6	$34.2	$(20.6)
Operating expenses:
Operations	2.8	2.1	0.7
Depreciation and amortization	—	0.1	(0.1)
General taxes and other assessments	0.1	0.2	(0.1)
Operating expenses	$2.9	$2.4	$0.5
Equity earnings	2.8	2.6	0.2
Other Income	—	0.1	(0.1)
EBIT	$13.5	$34.5	$(21.0)
(a) The trading margins of Midstream Energy Services, including unrealized gains and losses on derivative instruments, are netted within operating revenues.
The decrease in EBIT primarily reflects lower valuations on our derivative contracts associated with our long-term transportation strategies, lower valuations and realized margins related to storage inventory and the associated economic hedging transactions and lower realized margins on our transportation strategies.

Lower realized margins on our transportation strategies are primarily a result of losses associated with certain gas purchases from Antero Resources Corporation (Antero) beginning in January 2016. The index price used to invoice these purchases had been the subject of an arbitration proceeding; however, in February 2017, the arbitral tribunal ruled in favor of Antero. Losses realized during the six months ending March 31, 2017 and 2016 were $7.3 million and $3.8 million, respectively, associated with this purchase contract. Accumulated losses from the inception of the contract are $22.5 million. In March 2017, we filed suit in state court in Colorado related to the delivery point to which the gas is being delivered by Antero. To date, no rulings have been obtained from the Court.

Other Non-Utility Activities
Transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our four operating segments, are aggregated as “Other Activities” and included as part of non-utility operations. Our other non-utility activities reflect EBIT of $(16.3) million and $(2.3) million for the six months ended March 31, 2017 and 2016, respectively. the decrease in EBIT primarily relates to external costs associated with the planned merger with AltaGas.
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
Consolidated Interest Expense
The following table shows the components of WGL’s consolidated interest expense for the six months ended March 31, 2017 and 2016. The increase in interest on long-term debt primarily reflects the issuance of additional notes by Washington Gas and term loans by WGL. This increase was partially offset by favorable mark-to-market valuations of $2.5 million on forward starting interest rate swaps. We had elected hedge accounting for these swaps; however, due to certain covenants in

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

the merger agreement with AltaGas, it is no longer probable that the 30-year debt issuance that the swaps were originally intended to hedge will occur and, therefore, these hedges were de-designated in January 2017. We do believe, however, that financing will continue to be required. The increase in other interest is primarily due to increased interest rates associated with our short term borrowings.

Composition of Consolidated Interest Expense
	Six Months Ended March 31,		Increase/
(In millions)	2017	2016	(Decrease)
Interest on long-term debt	$29.3	$25.6	$3.7
Other Interest	1.4	0.3	1.1
Allowance for funds used during construction and other- net	(0.2)	(0.2)	—
Total	$30.5	$25.7	$4.8

Consolidated Income Taxes

The following table shows WGL’s consolidated income tax expense and effective income tax rate for the six months ended March 31, 2017 and 2016.

Consolidated Income Taxes
	Six Months Ended March 31,		Increase/
(In millions)	2017	2016	(Decrease)
Income before income taxes	$278.0	$274.0	$4.0
Income tax expense	104.2	98.8	5.4
Effective income tax rate	37.5%	36.1%	1.4%
The increase in the effective tax rate is due to non-controlling interests.
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
During the six months ended March 31, 2017, WGL met its liquidity and capital needs through cash on hand, retained earnings, reduced cash outflows resulting from deferred income taxes and the issuance of commercial paper. Washington Gas met its liquidity and capital needs through cash on hand, including the proceeds of long-term debt issued in the fourth quarter of 2016, retained earnings, reduced cash outflows resulting from deferred income taxes and the issuance of commercial paper.
Our ability to access capital markets depends on our credit ratings, general market liquidity, and investor demand for our securities. The pending Merger Agreement has placed certain restrictions on WGL’s ability to access the capital markets. Our credit ratings depend largely on the financial performance of our subsidiaries, and a ratings downgrade could both increase our borrowing costs and trigger the need for us to post additional collateral with our wholesale counterparties or other creditors. In support of our credit ratings, we have a goal to maintain our long-term average common equity ratio in the 50% range of total consolidated capital over the long term. As of March 31, 2017, total consolidated capitalization, including current maturities of long-term debt and notes payable and project financing, comprised 42.9% common equity, 0.1% non-controlling interest, 0.8% preferred stock and 56.2% long- and short-term debt. This ratio varies during the fiscal year primarily due to the seasonal nature of Washington Gas' business. This seasonality also affects our short-term debt balances, which are typically higher in the fall and winter months and substantially lower in the spring when a significant portion of Washington Gas' current assets are converted into cash at the end of the heating season. Our cash flow requirements and our ability to provide satisfactory resources to meet those requirements are primarily influenced by the activities of all of WGL’s operating segments.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Our plans provide for sufficient liquidity to satisfy our financial obligations. At March 31, 2017, we had no significant restrictions on our cash balances or retained earnings that would affect the payment of common or preferred stock dividends by either WGL or Washington Gas. Please see Note 16 — Planned Merger with AltaGas Ltd. for a discussion of the proposed merger.
Short-Term Cash Requirements and Related Financing
Washington Gas has seasonal short-term cash requirements to fund the purchase of storage gas inventory in advance of the winter heating season. At March 31, 2017 and September 30, 2016, Washington Gas had balances in gas storage of $31.1 million and $82.5 million, respectively. Washington Gas collects the cost of gas under cost recovery mechanisms approved by its regulators. Additionally, Washington Gas may be required to post cash collateral for certain purchases.
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
Variations in the timing of collections under Washington Gas’ gas cost recovery mechanisms can significantly affect its short-term cash requirements. At March 31, 2017 and September 30, 2016, Washington Gas had $1.2 million and $3.3 million in net over-collections, respectively, of gas costs reflected in current liabilities as gas costs due to customers. Amounts under-collected or over-collected that are generated during the current gas cost recovery cycle are deferred as a regulatory asset or liability on the balance sheet until September 1 of each year, at which time the accumulated amount is transferred to gas costs due from/to customers as appropriate. At March 31, 2017 and September 30, 2016, Washington Gas had net regulatory assets of $16.6 million and $5.7 million, respectively, related to the current gas recovery cycle.
WGL Energy Services and WGL Midstream have seasonal short-term cash requirements to fund the purchase of storage gas inventory in advance of the winter heating season. At March 31, 2017 and September 30, 2016, WGL Energy Services had balances in gas storage of $4.8 million and $31.5 million, respectively. WGL Energy Services collects revenues that are designed to reimburse commodity costs used to supply their retail customer contracts and wholesale counterparty contracts. At March 31, 2017 and September 30, 2016, WGL Midstream had balances in gas storage of $103.3 million and $93.1 million, respectively. As market opportunities arise, WGL Midstream collects revenues in excess of its commodity costs through its wholesale counterparty contracts. WGL Energy Services and WGL Midstream derive funding to finance these activities from short-term debt issued by WGL, which is made available through the money pool as discussed below. Additionally, WGL Energy Services and WGL Midstream may be required to post cash collateral for certain transactions. WGL Energy Services and WGL Midstream may be required to provide parent guarantees from WGL for certain transactions.
In addition to storage gas, WGL Midstream also has cash requirements to fund the capital requirements of its various infrastructure investments. At March 31, 2017 and September 30, 2016, WGL Midstream had investments of $333.8 million and $237.4 million related to these investments, respectively. WGL Midstream initially funds capital calls related to these investments from short-term debt issued by WGL.
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
WGL and Washington Gas each have credit facilities. The credit facility for WGL permits it to borrow up to $450.0 million, and further permits, with the banks’ approval, additional borrowings of $100.0 million for a maximum potential total of $550.0 million. The credit facility for Washington Gas permits it to borrow up to $350.0 million, and further permits, with the banks’ approval, additional borrowings of $100.0 million for a maximum potential total of $450.0 million. The interest rate on loans made under each of the credit facilities is a fluctuating rate per annum that is set using certain parameters at the time each loan is made. WGL and Washington Gas incur credit facility fees, which in some cases are based on the long-term debt ratings of WGL and Washington Gas. In the event that the long-term debt ratings are downgraded below certain levels, WGL and Washington Gas would be required to pay higher fees. There are five different levels of fees. The credit facility for WGL defines its applicable fee level as one level higher than the fee level applicable to Washington Gas. Under the terms of the credit facilities, the lowest level facility fee is 0.06% and the highest is 0.175%. The facilities have a maturity date of December 19,

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

2019, and the credit agreements each provide WGL or Washington Gas with the right, as applicable to request two additional one-year extensions, with the banks’ approval. Bank credit balances available to WGL and Washington Gas, net of commercial paper balances, were $156.5 million and $162.0 million at March 31, 2017 and $223.0 million and $308.0 million at September 30, 2016, respectively.
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
To manage credit risk, Washington Gas may require certain customers and suppliers to provide deposits, including collateral from wholesale counterparties, which are reported as current liabilities in “Customer deposits and advance payments,” in the accompanying balance sheets. At March 31, 2017 and September 30, 2016, “Customer deposits and advance payments” totaled $59.8 million and $80.9 million, respectively. For Washington Gas, deposits from customers may be refunded at various times throughout the year based on the customer’s payment habits. At the same time, other customers make new deposits that cause the balance of customer deposits to remain relatively steady. There are no restrictions on Washington Gas’ use of these customer deposits. Washington Gas pays interest to its customers on these deposits in accordance with the requirements of its regulatory commissions.
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
As of March 31, 2017, Washington Gas recorded $57.0 million in "Unbilled revenues" on the balance sheet and WGL and Washington Gas recorded $50.8 million and $39.7 million, respectively, in a corresponding short-term obligation to third party lenders in "Notes payable and project financing", for energy management services projects that were not complete. As of September 30, 2016, Washington Gas recorded a $73.3 million "Unbilled revenues" on the balance sheet and a $62.4 million corresponding short-term obligation to third party lenders in "Notes payable and project financing" for energy management services projects that were not complete. WGL Energy Services did not obtain any third-party project financing on behalf of the Federal government for the fiscal year ended September 30, 2016. Because these projects are financed for government agencies which have minimal credit risk, and with which we have previous collection experience, neither WGL nor Washington Gas recorded a corresponding reserve for bad debts related to these receivables at March 31, 2017 or September 30, 2016.
Long-Term Cash Requirements and Related Financing

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

The primary drivers of our long-term cash requirements include capital expenditures, non-utility investments and long-term debt maturities. For the regulated utility segment, our capital expenditures primarily relate to adding new utility customers and system supply as well as maintaining the safety and reliability of Washington Gas’ distribution system. For our non-utility segments, our long-term cash requirements primarily depend on the level of investments and capital expenditures. For WGL Midstream, our investments primarily relate to providing capital for construction of the infrastructure investments. For WGL Energy Systems and WGSW, our investments primarily relate to providing capital for construction of distributed generation and commercial solar projects.
In connection with entering into the Merger Agreement, WGL Holdings, Inc. will not raise capital using common equity issuances or using debt longer than two years in duration.
Refer to the section entitled “Capital Investments” for a discussion of our capital expenditures forecast.
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

	WGL		Washington Gas
Rating Service	Senior Unsecured	Commercial Paper	Senior Unsecured	Commercial Paper
Fitch Ratings(a)	A-	F2	A+	F1
Moody’s Investors Service(b)	A3	P-2	A1	P-1
Standard & Poor’s Ratings Services(c)	A-	A-1	A	A-1
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
Ratings Triggers and Certain Debt Covenants
WGL and Washington Gas pay credit facility fees, which in some cases are based on the long-term debt ratings of Washington Gas. Under the terms of WGL’s and Washington Gas' revolving credit agreements, term loan facility and private placement notes, the ratio of consolidated financial indebtedness to consolidated total capitalization cannot exceed 0.65 to 1.0 (65.0%). As of March 31, 2017, WGL's and Washington Gas' ratios of consolidated financial indebtedness to consolidated total capitalization were 56% and 48%, respectively. In addition, WGL and Washington Gas are required to inform lenders of changes in corporate existence, financial conditions, litigation and environmental warranties that might have a material effect on debt ratings. The failure to inform the lenders’ agent of material changes in these areas might constitute default under the agreements. Additionally, failure to pay principal or interest on any other indebtedness may be deemed a default under our credit agreements. A default, if not remedied, may lead to a suspension of further loans and/or acceleration in which obligations become immediately due and payable. At March 31, 2017, we were in compliance with all of the covenants under our revolving credit facilities.
For certain of Washington Gas’ natural gas purchase and pipeline capacity agreements, if the long-term debt of Washington Gas is downgraded below the lower of a BBB- rating by Standard & Poor’s or a Baa3 rating by Moody’s Investors Service, or if Washington Gas is deemed by a counterparty not to be creditworthy, then the counterparty may withhold service or deliveries, or may require additional credit support. For certain other agreements, if the counterparty’s credit exposure to Washington Gas exceeds a contractually defined threshold amount, or if Washington Gas’ credit rating declines by a certain rating level, then the counterparty may require additional credit support. At March 31, 2017, Washington Gas would not be required to provide additional credit support for these arrangements if its long-term credit rating was to be downgraded by one rating level.
WGL guarantees payments for certain purchases of natural gas and electricity on behalf of WGL Energy Services and WGL Midstream (refer to “Contractual Obligations, Off-Balance Sheet Arrangements and Other Commercial Commitments” for further discussion of these guarantees). If the credit rating of WGL declines, WGL Energy Services and WGL Midstream may be required to provide additional credit support and credit enhancements for these purchase contracts. At March 31, 2017, WGL Energy Services would not be required to provide additional credit support for these arrangements if WGL's credit ratings were

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

to decline by one rating level. At March 31, 2017, WGL Midstream would be required to provide a minimal amount of additional credit support for these arrangements if WGL's credit ratings were to decline by one rating level.

Historical Cash Flows
The following table summarizes WGL’s net cash provided by (used in) operating, investing and financing activities for the six months ended March 31, 2017 and 2016:

	Six Months Ended March 31,
(In millions)	2017	2016	Variance
Cash provided by (used in):
Operating activities	$91.3	$137.0	$(45.7)
Financing activities	$254.0	$186.5	$67.5
Investing activities	$(343.4)	$(320.4)	$(23.0)
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
Net cash flows provided by operating activities for the six months ended March 31, 2017 was $91.3 million compared to net cash flows provided by operating activities of $137.0 million for the six months ended March 31, 2016.
Cash Flows Provided by Financing Activities
Cash flows provided by financing activities totaled $254.0 million for the six months ended March 31, 2017, compared to cash flows provided by financing activities of $186.5 million for the same period of the prior year. This increase in cash flows primarily reflects a net increase of $277.8 million in short-term financing during the current period and $10.8 million in contributions from non-controlling interests.
Cash Flows Used in Investing Activities
During the six months ended March 31, 2017, cash flows used in investing activities totaled $343.4 million compared to $320.4 million used in the six months ended March 31, 2016. This increase in cash used is primarily due to our additional funding for Washington Gas' accelerated pipe replacement programs, an increase in capital expenditures related to non-utility commercial distributed generation assets and an increase in investments in non-utility interests, including a $45.5 million contribution related to the retirement of debt at the entity level of the Stonewall Gas Gathering System (Stonewall System) during the current period.

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

	Projected
(In millions)	2017	2018	2019	2020	2021	Total
New business(a)	$130.7	$148.9	$153.8	$166.6	$189.5	$789.5
Replacements:
Regulatory plans(b)	123.8	139.0	149.8	167.1	173.1	752.8
Other(c)	70.5	53.7	54.1	55.7	57.3	291.3
Customer information system	25.7	—	—	—	—	25.7
Other utility	46.7	74.1	53.4	57.5	71.3	303.0
Total utility(d)	397.4	415.7	411.1	446.9	491.2	2,162.3
Pipeline investments	226.4	467.3	35.7	3.9	—	733.3
Distributed generation	100.1	100.1	100.1	100.1	100.1	500.5
Other non-utility	1.5	0.2	0.1	0.1	0.1	2.0
Total investments	$725.4	$983.3	$547.0	$551.0	$591.4	$3,398.1

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

Pipeline Investments
Constitution Pipeline
 In 2013, Constitution was formed with WGL Midstream as an investor. At March 31, 2017, WGL Midstream's total estimated share of the cash contributions for Constitution is estimated to be $95.5 million over the term of the agreement, reflecting a 10% share in the pipeline venture. The pipeline project is designed to transport at least 650,000 dekatherms of natural gas per day from the Marcellus region in northern Pennsylvania to major northeastern markets. Fully contracted with long-term commitments from established natural gas producers currently operating in Pennsylvania, the pipeline is designed to originate from the Marcellus production areas in Susquehanna County, Pennsylvania, and interconnect with the Iroquois Gas Transmission and Tennessee Gas Pipeline systems in Schoharie County, New York.
On December 2, 2014, the Federal Energy Regulatory Commission (FERC) issued an order granting a certificate of public convenience and necessity.
On April 22, 2016, the New York State Department of Environmental Conservation (NYSDEC) denied Constitution’s application for a Section 401 Certification for the pipeline, which is necessary for the construction and operation of the pipeline. Constitution has stated that it remains committed to pursuing the project and that it intends to pursue all available options to challenge the legality and appropriateness of NYSDEC’s decision. In May, 2016, Constitution filed actions in both the U.S. Circuit Court of Appeals for the Second Circuit and the U.S. District Court for the Northern District of New York, appealing the decision and seeking declaratory judgment that the State of New York’s permitting authority is preempted by federal law. On March 16, 2017, the U.S. District Court for the Northern District of New York issued an order ruling, without prejudice, that it lacked subject matter jurisdiction to hear Constitution’s complaint. WGL is awaiting a ruling from the Second Circuit.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

WGL Midstream held a $38.6 million equity method investment in Constitution at March 31, 2017. Refer to Note 11, Other Investments of the Notes to the Consolidated Financial Statements for further discussion of this matter.

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
The proposed pipeline to be developed, constructed, owned and operated by Mountain Valley, will transport approximately 2.0 million dekatherms of natural gas per day from interconnects with EQT Corporation's Equitrans system in Wetzel County, West Virginia to Transcontinental Gas Pipe Line Company LLC's Station 165 in Pittsylvania County, Virginia. The pipeline is scheduled to be in service by December 2018.
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
Stonewall System
WGL Midstream has a 30% equity interest in an entity that owns and operates certain assets known as the Stonewall System. WGL Midstream paid $89.4 million to acquire the equity interest. The Stonewall System has the capacity to gather up to 1.4 billion cubic feet of natural gas per day from the Marcellus production region in West Virginia, and connects with an interstate pipeline system that serves markets in the mid-Atlantic region. During the six months ended March 31, 2017, WGL Midstream contributed an additional $45.5 million related to retiring debt at the entity level.
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

There were no significant changes to contractual obligations during the three and six months ended March 31, 2017. Refer to Note 16 — Planned Merger with AltaGas Ltd. for information regarding the proposed Merger Agreement.

Financial Guarantees
WGL has guaranteed payments primarily for certain commitments on behalf of certain subsidiaries. At March 31, 2017, these guarantees totaled $30.7 million, $269.9 million, $75.0 million and $389.8 million for Washington Gas, WGL Energy Services, WGL Energy Systems and WGL Midstream, respectively. At March 31, 2017, WGL also had guarantees on behalf of other subsidiaries totaling $2.2 million. The amount of such guarantees is periodically adjusted to reflect changes in the level of WGL's financial exposure related to these commitments. For all of our financial guarantees, WGL may cancel any or all future obligations upon written notice to the counterparty, but WGL would continue to be responsible for the obligations created under the guarantees prior to the effective date of the cancellation. WGL has also guaranteed payments for certain of our external partners. At March 31, 2017, the maximum potential amount of future payments under the guarantees for external parties totaled $15.6 million of which $2.1 million had been recorded as a liability.
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
Washington Gas, WGL Energy Services and WGL Midstream are also subject to the collateral requirements of their counterparties. At March 31, 2017, Washington Gas, WGL Energy Services and WGL Midstream provided $9.9 million, $23.7 million and $26.6 million in cash collateral to counterparties, respectively.
The following table provides information on our credit exposure, net of collateral, to wholesale counterparties as of March 31, 2017 for Washington Gas, WGL Energy Services and WGL Midstream, separately.

Credit Exposure to Wholesale Counterparties (In millions)
Rating(a)	Exposure Before Credit Collateral(b)	Offsetting Credit Collateral Held(c)	Net Exposure	Number of Counterparties Greater Than 10%(d)	Net Exposure of Counterparties Greater Than 10%
Washington Gas
Investment Grade	$57.0	$11.9	$45.1	3	$32.4
Non-Investment Grade	—	—	—	—	—
No External Ratings	3.9	1.2	2.7	—	—
WGL Energy Services
Investment Grade	$2.0	$—	$2.0	3	$1.4
Non-Investment Grade	—	—	—	—	—
No External Ratings	1.5	0.9	0.6	2	0.4
WGL Midstream
Investment Grade	$61.1	$1.2	$59.9	1	$25.4
Non-Investment Grade	1.1	1.1	—	—	—
No External Ratings	9.3	1.1	8.2	—	—

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
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

At March 31, 2017, WGSW was indirectly subject to retail credit risk associated with non-payment by customers who lease distributed energy equipment or maintain energy service agreements through ASD, Nextility, SunEdison, SFEE, SFGF and SFRC. This credit risk was mitigated through minimum credit quality criteria established in each of WGSW’s agreements for customer agreements. These criteria were satisfied to enable WGSW to participate in the project financing arrangement or partnership interest. Refer to Note 11, Other Investments of the Notes to Condensed Consolidated Financial Statements for a further discussion of these investments.
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
The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Regulated Utility segment’s energy-related derivatives during the six months ended March 31, 2017:

Regulated Utility Segment Changes in Fair Value of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2016	$(257.4)
Net fair value of contracts entered into during the period	4.1
Other changes in net fair value	86.6
Realized net settlement of derivatives	11.4
Net assets (liabilities) at March 31, 2017	$(155.3)

Regulated Utility Segment Roll Forward of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2016	$(257.4)
Recorded to income	34.5
Recorded to regulatory assets/liabilities	56.2
Realized net settlement of derivatives	11.4
Net assets (liabilities) at March 31, 2017	$(155.3)
The maturity dates of our net assets (liabilities) associated with the regulated utility segment’s energy-related derivatives recorded at fair value at March 31, 2017, is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Regulated Utility Segment Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

(In millions)	Remainder of 2017	2018	2019	2020	2021	Thereafter	Total
Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	(0.3)	—	0.4	—	—	—	0.1
Level 3 — Significant unobservable inputs	(0.5)	(19.5)	(11.2)	(13.5)	(15.9)	(94.8)	(155.4)
Total net assets (liabilities) associated with our energy-related derivatives	$(0.8)	$(19.5)	$(10.8)	$(13.5)	$(15.9)	$(94.8)	$(155.3)
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
The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Retail Energy-Marketing segment’s energy-related derivatives during the six months ended March 31, 2017:

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Retail Energy-Marketing Segment Changes in Fair Value of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2016	$(17.1)
Net fair value of contracts entered into during the period	1.3
Other changes in net fair value	13.5
Realized net settlement of derivatives	(3.3)
Net assets (liabilities) at March 31, 2017	$(5.6)

Retail Energy-Marketing Segment Roll Forward of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2016	$(17.1)
Recorded to income	18.0
Recorded to accounts payable	(3.2)
Realized net settlement of derivatives	(3.3)
Net assets (liabilities) at March 31, 2017	$(5.6)
The maturity dates of our net assets (liabilities) associated with the Retail Energy-Marketing segments’ energy-related derivatives recorded at fair value at March 31, 2017 is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Retail Energy-Marketing Segment Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

(In millions)	Remainder of 2017	2018	2019	2020	2021	Thereafter	Total
Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	2.5	2.6	(1.1)	(0.6)	—	—	3.4
Level 3 — Significant unobservable inputs	(1.6)	(6.5)	(1.0)	0.1	—	—	(9.0)
Total net assets (liabilities) associated with our energy-related derivatives	$0.9	$(3.9)	$(2.1)	$(0.5)	$—	$—	$(5.6)
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
The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Midstream Energy Services segments’ energy-related derivatives during the six months ended March 31, 2017:

Midstream Energy Services Segment Changes in Fair Value of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2016	$(19.8)
Net fair value of contracts entered into during the period	18.3
Other changes in net fair value	7.9
Realized net settlement of derivatives	(6.1)
Net assets (liabilities) at March 31, 2017	$0.3

Midstream Energy Services Segment Roll Forward of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2016	$(19.8)
Recorded to income	26.2
Realized net settlement of derivatives	(6.1)
Net assets (liabilities) at March 31, 2017	$0.3

The maturity dates of our net assets (liabilities) associated with the Midstream Energy Services segments’ energy-related derivatives recorded at fair value at March 31, 2017 is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Midstream Energy Services Segment Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

(In millions)	Remainder of 2017	2018	2019	2020	2021	Thereafter	Total
Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	(4.9)	(0.6)	—	—	—	—	(5.5)
Level 3 — Significant unobservable inputs	(2.2)	(1.5)	2.7	1.2	0.9	4.7	5.8
Total net assets associated with our energy-related derivatives	$(7.1)	$(2.1)	$2.7	$1.2	$0.9	$4.7	$0.3
Refer to Note 8, Derivative and Weather-Related Instruments and Note 9, Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements for a further discussion of our derivative activities and fair value measurements.
Value-at-Risk
WGL Energy Services measures the market risk of its energy commodity portfolio by determining its value-at-risk. Value-at-risk is an estimate of the maximum loss that can be expected at some level of probability if a portfolio is held for a given time period. The value-at-risk calculation for natural gas and electric portfolios include assumptions for normal weather, new customer additions and renewing customers for which supply commitments have been secured. Based on a 95% confidence interval for a one-day holding period, WGL Energy Services’ value-at-risk at March 31, 2017 was approximately $94,400 and $29,100, related to its natural gas and electric portfolios, respectively. The high, low and average value-at-risk for natural gas and electric portfolios between the period October 1, 2016 and March 31, 2017 are noted in the table below.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

WGL Energy Services Value-at-Risk
(In thousands)	High	Low	Average
Natural Gas Portfolio	$102.3	$20.9	$54.0
Electric Portfolio	130.0	12.3	40.0
Total	$232.3	$33.2	$94.0
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
Short-Term Debt. At March 31, 2017 and September 30, 2016, WGL and its subsidiaries had outstanding notes payable and project financing of $532.3 million and $331.4 million, respectively. The carrying amount of our short-term debt approximates fair value. A change of 100 basis points in the underlying average interest rate for our short-term debt would have caused a change in interest expense of approximately $2.2 million for the quarter.
Long-Term Debt. At March 31, 2017 and September 30, 2016, WGL had outstanding fixed-rate and variable rate MTNs and other long-term debt of $1,235.4 million and $1,435.0 million, excluding current maturities. While fixed-rate debt does not expose us to earnings risk when market interest rates change, such debt is subject to changes in fair value. Fair value is defined as the present value of the debt securities’ future cash flows discounted at interest rates that reflect market conditions as of the measurement date. As of March 31, 2017, the fair value of WGL’s debt was $1,353.4 million. Our sensitivity analysis indicates that fair value would increase by approximately $62.4 million or decrease by approximately $57.5 million if interest rates were to decline or increase by 10%, respectively, from current market levels. At March 31, 2017, Washington Gas had outstanding fixed-rate MTNs and other long-term debt of $939.2 million, excluding current maturities. As of March 31, 2017, the fair value of Washington Gas’ fixed-rate debt was $1,054.1 million. Our sensitivity analysis indicates that fair value would increase by approximately $50.4 million or decrease by approximately $46.6 million if interest rates were to decline or increase by 10%, respectively, from current market levels. In general, such an increase or decrease in fair value would impact earnings and cash flows only if WGL or Washington Gas were to reacquire some or all of these instruments in the open market prior to their maturity.
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
Derivative Instruments. WGL expected to issue 30-year debt in January 2018. In anticipation of the debt issuance, WGL entered into forward starting interest rate swaps with a total notional amount outstanding of $250.0 million, to hedge the variability in future interest payments. WGL designated these interest rate swaps as cash flow hedges. Through December 31, 2016, the effective portion of changes in fair value was reported as a component of other comprehensive income (loss). As a result of certain covenants related to the proposed merger with AltaGas, in January 2017, WGL de-designated these hedges and will record charges in their fair value in interest expense. The balance in accumulated other comprehensive income at March 31, 2017 was $6.4 million related to these hedges. Refer to Note 8 - Derivative and Weather-Related Instruments of the Notes to Condensed Consolidated Financial Statements for a further discussion of our interest-rate risk management activity.

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
RESULTS OF OPERATIONS—Three Months Ended March 31, 2017 vs. March 31, 2016
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
Key gas delivery, weather and meter statistics are shown in the table below for the three months ended March 31, 2017 and 2016.

Gas Deliveries, Weather and Meter Statistics
	Three Months Ended March 31,		Increase/
	2017	2016	(Decrease)
Gas Sales and Deliveries (millions of therms)
Firm
Gas sold and delivered	353.1	401.6	(48.5)
Gas delivered for others	182.7	218.7	(36.0)
Total firm	535.8	620.3	(84.5)
Interruptible
Gas sold and delivered	1.5	1.3	0.2
Gas delivered for others	75.6	83.0	(7.4)
Total interruptible	77.1	84.3	(7.2)
Electric generation—delivered for others	13.2	59.2	(46.0)
Total deliveries	626.1	763.8	(137.7)
Degree Days
Actual	1,727	1,996	(269)
Normal	2,098	2,098	—
Percent colder (warmer) than normal	(17.7)%	(4.9)%	n/a
Average active customer meters	1,154,400	1,144,100	10,300
New customer meters added	2,133	2,741	(608)
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
Interest Expense and Income Taxes
Please refer to the six months ended March 31, 2017, for information about Washington Gas' interest expense, income tax expense and effective income tax rate.
RESULTS OF OPERATIONS—Six Months Ended March 31, 2017 vs. March 31, 2016
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
Key gas delivery, weather and meter statistics are shown in the table below for the six months ended March 31, 2017 and 2016.

Gas Deliveries, Weather and Meter Statistics
	Six Months Ended March 31,		Increase/
	2017	2016	(Decrease)
Gas Sales and Deliveries (millions of therms)
Firm
Gas sold and delivered	618.3	599.4	18.9
Gas delivered for others	344.3	352.0	(7.7)
Total firm	962.6	951.4	11.2
Interruptible
Gas sold and delivered	2.3	2.1	0.2
Gas delivered for others	139.7	145.5	(5.8)
Total interruptible	142.0	147.6	(5.6)
Electric generation—delivered for others	36.8	102.4	(65.6)
Total deliveries	1,141.4	1,201.4	(60.0)
Degree Days
Actual	2,923	2,952	(29)
Normal	3,416	3,429	(13)
Percent colder (warmer) than normal	(14.4)%	(13.9)%	n/a
Average active customer meters	1,151,300	1,139,800	11,500
New customer meters added	5,836	6,574	(738)
Gas Service to Firm Customers. The comparison in natural gas deliveries to firm customers primarily reflects an increase of average active customer meters of 11,500 in the current period than in the same period of the prior year, partially offset by significantly warmer weather.
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
Interest Expense
Washington Gas' interest expense for the six months ended March 31, 2017 and 2016 was $25.8 million and $20.7 million, respectively. The increase in interest on long-term debt primarily reflects reflects the issuance of additional notes by Washington Gas fiscal year 2017.
Income Taxes
The following table shows Washington Gas' income tax expense and effective income tax rate for the six months ended March 31, 2017 and 2016.

Income Taxes
	Six Months Ended March 31,		Increase/
(In millions)	2017	2016	(Decrease)
Income before income taxes	$241.0	$241.8	$(0.8)
Income tax expense	91.9	92.7	(0.8)
Effective income tax rate	38.1%	38.3%	(0.2)%
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
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

District of Columbia Rate Case. On February 26, 2016, Washington Gas filed an application with the PSC of DC. The application, as amended, requested an increase of $17.3 million to base rates for natural gas delivery service. This request included $4.5 million associated with the transfer to base rates of revenue associated with natural gas system upgrades previously approved by the PSC of DC and currently recovered through monthly surcharges. The filing addressed rate relief necessary for Washington Gas to recover its costs and earn its allowed rate of return. The filing also satisfied the requirement for Washington Gas to file a new rate proposal by August 1, 2016, under a settlement agreement approved by the PSC of DC in 2015, which provides for the recovery through a surcharge mechanism of costs related to an accelerated pipe replacement program to upgrade the Washington Gas distribution system and enhance safety.

On March 3, 2017, the PSC of DC issued an Order approving an overall increase in rates for Washington Gas of $8.5 million effective for services rendered on and after March 24, 2017. This increase is based on a hypothetical 55.7% equity component of Washington Gas' capital structure and an overall return of 7.57%, which retained the current return on equity of 9.25%. Washington Gas had requested an increase of $17.3 million, assuming a 57.8% equity component and a 10.25% return on equity. The PSC of DC denied Washington Gas’ request for approval of an RNA and Combined Heat and Power (CHP) tariffs; however, the PSC of DC approved a two year pilot incentive program for developers of multi-family housing projects to bring the benefits of natural gas, including lower energy bills and reduced carbon emissions to more residents in the District of Columbia. On April 3, 2017, the Apartment and Office Building Association of Metropolitan Washington and DC Climate Action filed applications for reconsideration of portions of the Opinion and Order. A PSC of DC decision is pending.

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

Termination Notice Inquiry. On March 28, 2017, the PSC of MD initiated an investigation into the service termination notices sent by Washington Gas to its customers between December 1, 2013 and December 31, 2016. The case will investigate whether the service termination notices complied with Code of Maryland Regulations (“COMAR”). The PSC of MD’s investigation of this matter shall also consider whether fines and or a civil penalty should be assessed.

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

Interim rates went into effect, subject to refund, in the December 2016 billing cycle. Intervenors filed testimony on January 31, 2017, Staff of the SCC of VA filed testimony on February 28, 2017, and Washington Gas filed its rebuttal testimony on March 28, 2017. On April 17, 2017, Washington Gas filed with the SCC of VA a unanimous settlement as to a specific annual revenue increase, but not as to a specific return on equity, specific accounting adjustments, or specific ratemaking methodologies, except as otherwise set forth therein. The Stipulation sets forth, for purposes of settlement, a base rate increase of $34 million ($14.1 million net of SAVE Plan costs which are currently recovered through monthly surcharges). For purposes of the settlement, the mid-point of the return on equity range of 9.0-10.0% will be used in any

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

application or filing, other than a change in base rates, effective December 1, 2016. The Stipulation is pending review and approval by the SCC of VA. Refunds to customers, which have been accrued by Washington Gas at March 31, 2017, will be made related to the interim billings once the Stipulation is approved and the new rates go into effect.

Affiliate Transactions. On December 30, 2016, Washington Gas filed an application for approval to permanently release its contracts with Transcontinental Gas Pipe Line Company LLC’ (“Transco”) for MarketLink and Leidy East interstate pipeline transportation capacity to WGL Midstream, Inc. Washington Gas has not used the MarketLink and Leidy East interstate pipeline transportation capacity to provide gas utility service since 2013 and will not use these resources for system supply in the future. On March 29, 2017, the SCC of VA issued an order approving the transfer of MarketLink and Leidy East interstate pipeline transportation capacity to WGL Midstream. On March 29, 2017, the SCC of VA issued an Order approving the transfer of the MarketLink and Leidy East capacity contracts to WGL Midstream, Inc. Washington Gas expects the transfer to be effective on May 1, 2017.

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

ITEM 4. CONTROLS AND PROCEDURES—WGL Holdings, Inc.
Senior management, including the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer of WGL, evaluated the effectiveness of WGL’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2017. Based on this evaluation process, the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that disclosure controls and procedures of WGL are effective. In January 2017, Washington Gas implemented a new customer information, billing and dispatch system.  The implementation of this new system is part of the Washington Gas' continuing efforts to take advantage of new technology and quickly respond to customer needs and was not implemented as a result of any identified deficiencies in internal controls over financial reporting.  While there are inherent risks involved with the implementation of new systems and changes have taken place in internal controls associated with the transition to the new system, management believes it is adequately monitoring and managing the transition.  Other than this system implementation, there have been no changes in the internal control over financial reporting of WGL during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of WGL.
ITEM 4. CONTROLS AND PROCEDURES—Washington Gas Light Company
Senior management, including the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer of Washington Gas, evaluated the effectiveness of Washington Gas' disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2017. Based on this evaluation process, the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that disclosure controls and procedures of Washington Gas are effective. In January 2017, Washington Gas implemented a new customer information, billing and dispatch system. The implementation of this new system is part of the Washington Gas' continuing efforts to take advantage of new technology and quickly respond to customer needs and was not implemented as a result of any identified deficiencies in internal controls over financial reporting. While there are inherent risks involved with the implementation of new systems and changes have taken place in internal controls associated with the transition to the new system, management believes it is adequately monitoring and managing the transition. Other than this system implementation, there have been no changes in the internal control over financial reporting of Washington Gas during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Washington Gas.

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
Silver Spring Maryland, Incident
Washington Gas continues to support the investigation by the NTSB into the August 10, 2016 explosion and fire at an apartment complex on Arliss Street in Silver Spring, Maryland, the cause of which has not been determined.  Additional information will be made available by the NTSB at the appropriate time.  On November 2, 2016, two civil actions were filed in the District of Columbia Superior Court against WGL Holdings and Washington Gas (as well as a property management company that is not affiliated with WGL Holdings or Washington Gas), by residents of the apartment complex.  In one lawsuit, twenty-nine plaintiffs seek unspecified damages for, among others, wrongful death and personal injury. The other action is a class action suit seeking total damages stated to be less than $5 million for, among others, property damage and various counts relating to the loss of the use of the premises. Both actions allege causes of action for negligence, product liability, and declaratory relief. Thirty-one civil actions have been filed in the Circuit Court for Montgomery County, Maryland seeking unspecified damages for personal injury and property damage.  We maintain excess liability insurance coverage from highly-rated insurers, subject to a nominal self-insured retention. We believe that this coverage will be sufficient to cover any significant liability to it that may result from this incident. Management is unable to determine a range of potential losses that are reasonably possible of occurring and therefore we have not recorded a reserve associated with this incident.  Washington Gas was invited by the NTSB to be a party to the investigation and in that capacity continues to work closely with the NTSB to help determine the cause of this incident.

WGL Holdings, Inc.
Washington Gas Light Company
Part II—Other Information

ITEM 1A. RISK FACTORS

Risks Relating to the Proposed Merger with AltaGas

The proposed merger with AltaGas is subject to shareholder and regulatory approval.
On January 25, 2017, WGL and AltaGas entered into a Merger Agreement for WGL to be combined with AltaGas in an all cash transaction valued at approximately $6.4 billion. Consummation of the Merger is subject to the satisfaction or waiver of specified closing conditions, including (i) the approval of the Merger by the holders of more than two-thirds of the outstanding shares of WGL common stock, (ii) the receipt of regulatory approvals required to consummate the Merger, including approval from the Public Service Commission of the District of Columbia, the Public Service Commission of Maryland, the State Corporation Commission of Virginia, the Federal Energy Regulatory Commission and the CFIUS, (iii) the expiration or termination of the applicable waiting period under HSR, (iv) the absence of any order of any governmental authority and the absence of the enactment of any law, in each case that enjoins, prohibits or makes illegal the consummation of the Merger, and (v) other customary closing conditions, including (a) the accuracy of each party’s representations and warranties (subject to customary materiality qualifiers), and (b) each party’s compliance in all material respects with its obligations and covenants contained in the Merger Agreement. In addition, the obligations of AltaGas and its merger subsidiary to consummate the Merger are subject to (a) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) and (b) the required regulatory approvals and any law not imposing or requiring any undertakings, terms, conditions, obligations, commitments, sanctions or remedial actions that constitute a Burdensome Condition (as defined in the Merger Agreement).

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

If WGL is unable to consummate the Merger, holders of WGL common stock will not receive any payment for their shares pursuant to the Merger Agreement. WGL’s ongoing business may be adversely affected and would be subject to a number of risks, including the following:

•	WGL would have paid significant transaction costs, and may in certain circumstances be obligated to pay a termination fee to AltaGas of $136 million;

•	the attention of management may have been diverted to the Merger rather than to operations and the pursuit of other opportunities;

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

WGL Holdings, Inc.
Washington Gas Light Company
Part II—Other Information

WGL will incur significant costs associated with the Merger.

WGL expects to incur significant costs associated with the Merger for financial advisory services, legal services, re-evaluation of share-based compensation and acceleration of executive compensation. Some of these costs will be incurred even if the Merger is not completed.

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

WGL HOLDINGS, INC. and WASHINGTON GAS LIGHT COMPANY (Co-registrants)

Date: May 5, 2017	/s/ William R. Ford
William R. Ford
Vice President and Chief Accounting Officer (Principal Accounting Officer)