Form 10-Q
period 2017-06-30
WGL HOLDINGS INC; WASHINGTON GAS LIGHT CO
filed 2017-08-03
CIK 1103601, 104819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____ to _____

Commission File Number	Exact name of registrant as specified in its charter; address of principal executive offices; registrant's telephone number, including area code	State or Other Jurisdiction of Incorporation	I.R.S. Employer Identification No.
1-16163	WGL Holdings, Inc. 101 Constitution Ave., N.W. Washington, D.C. 20080 (703) 750-2000	Virginia	52-2210912
0-49807	Washington Gas Light Company 101 Constitution Ave., N.W. Washington, D.C. 20080 (703) 750-4440	District of Columbia and Virginia	53-0162882
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
WGL Holdings, Inc. common stock, no par value, outstanding as of July 31, 2017: 51,219,000 shares.
Washington Gas Light Company common stock, $1 par value, outstanding as of July 31, 2017: 46,479,536 shares
All of the outstanding shares of common stock ($1 par value) of Washington Gas Light Company were held by WGL Holdings, Inc. as of July 31, 2017.

WGL Holdings, Inc.
Washington Gas Light Company

For the Quarter Ended June 30, 2017

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
SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
Certain matters discussed in this report, excluding historical information, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the outlook for earnings, dividends, revenues and other future financial business performance, strategies, financing plans, AltaGas Ltd's proposed acquisition of us and other expectations. Forward-looking statements are typically identified by words such as, but not limited to, “estimates,” “expects,” “anticipates,” “intends,” “believes,” “plans” and similar expressions, or future or conditional terms such as “will,” “should,” “would” and “could.” Forward-looking statements speak only as of the filing date of this report, and the registrants assume no duty to update them. Factors that could cause actual results to differ materially from forward-looking statements or historical performance include those discussed in Item 1A. Risk Factors in the combined Annual Report on Form 10-K for WGL and Washington Gas for the fiscal year ended September 30, 2016, in Part II, Item 1A, Risk Factors in this quarterly report on Form 10-Q and in our other filings with the Securities and Exchange Commission, and may include, but are not limited to the following:

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

•	changes and developments in economic, competitive, political and regulatory conditions;

•	unusual weather conditions and changes in natural gas consumption patterns;

(ii)

WGL Holdings, Inc.
Washington Gas Light Company

•	changes in energy commodity market conditions, including the relative prices of alternative forms of energy such as electricity, fuel oil and propane;

•	changes in the value of derivative contracts and the availability of suitable derivative counterparties;

•	changes in our credit ratings, disruptions in credit market and equity capital market conditions or other factors that may affect our access to and cost of capital;

•	factors affecting the timing of construction and the effective operation of pipelines in which we have invested;

•	the credit worthiness of customers; suppliers and derivatives counterparties;

•	changes in laws and regulations, including tax, environmental, pipeline integrity and employment laws and regulations;

•	legislative, regulatory and judicial mandates or decisions affecting our business operations;

•	the timing and success of business and product development efforts and technological improvements;

•	the level of demand from government agencies and the private sector for commercial energy systems, and delays in federal government budget appropriations;

•	the pace of deregulation of energy markets and the availability of other competitive alternatives to our products and services;

•	changes in accounting principles;

•	our ability to manage the outsourcing of several business processes;

•	strikes or work stoppages by unionized employees;

•	acts of nature and catastrophic events, including terrorist acts and

•	decisions made by management and co-investors in non-controlled investees.
All such factors are difficult to predict accurately and are generally beyond the direct control of the registrants. Readers are urged to use care and consider the risks, uncertainties and other factors that could affect our business as described in this Quarterly Report on Form 10-Q.

(iii)

WGL Holdings, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
Part I—Financial Information
Item 1—Financial Statements

(In thousands)	June 30, 2017	September 30, 2016
ASSETS
Property, Plant and Equipment
At original cost	$5,856,655	$5,542,916
Accumulated depreciation and amortization	(1,509,869)	(1,415,679)
Net property, plant and equipment	4,346,786	4,127,237
Current Assets
Cash and cash equivalents	9,570	5,573
Receivables
Accounts receivable	412,590	329,989
Gas costs and other regulatory assets	34,258	15,294
Unbilled revenues	156,041	173,076
Allowance for doubtful accounts	(28,876)	(27,339)
Net receivables	574,013	491,020
Materials and supplies—principally at average cost	17,741	18,414
Storage gas	210,531	207,132
Prepaid taxes	22,088	33,397
Other prepayments	77,135	42,626
Derivatives	23,842	18,510
Other	27,375	26,802
Total current assets	962,295	843,474
Deferred Charges and Other Assets
Regulatory assets
Gas costs	96,964	179,856
Pension and other post-retirement benefits	200,648	223,242
Other	101,910	98,592
Prepaid post-retirement benefits	191,491	180,686
Derivatives	36,219	55,020
Investments in direct financing leases, capital leases	—	29,780
Investments in unconsolidated affiliates	425,304	303,491
Other	11,876	8,072
Total deferred charges and other assets	1,064,412	1,078,739
Total Assets	$6,373,493	$6,049,450
CAPITALIZATION AND LIABILITIES
Capitalization
WGL Holdings common shareholders’ equity	$1,521,283	$1,375,561
Non-controlling interest	5,234	409
Washington Gas Light Company preferred stock	28,173	28,173
Total equity	1,554,690	1,404,143
Long-term debt	1,235,623	1,435,045
Total capitalization	2,790,313	2,839,188
Current Liabilities
Current maturities of long-term debt	250,000	—
Notes payable and project financing	538,854	331,385
Accounts payable and other accrued liabilities	377,133	405,351
Wages payable	21,160	17,908
Accrued interest	15,030	7,645
Dividends declared	26,452	25,283
Customer deposits and advance payments	61,476	86,384
Gas costs and other regulatory liabilities	20,652	12,973
Accrued taxes	20,659	15,672
Derivatives	45,898	82,334
Other	56,579	41,991
Total current liabilities	1,433,893	1,026,926
Deferred Credits
Unamortized investment tax credits	175,263	163,493
Deferred income taxes	845,109	726,763
Accrued pensions and benefits	235,050	228,377
Asset retirement obligations	209,612	203,105
Regulatory liabilities
Accrued asset removal costs	290,476	310,788
Other post-retirement benefits	103,352	113,875
Other	7,300	14,450
Derivatives	162,941	304,198
Other	120,184	118,287
Total deferred credits	2,149,287	2,183,336
Commitments and Contingencies (Note 13)
Total Capitalization and Liabilities	$6,373,493	$6,049,450
The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Condensed Consolidated Statements of Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands, except per share data)	2017	2016	2017	2016
OPERATING REVENUES
Utility	$198,968	$181,622	$992,301	$912,612
Non-utility	275,396	258,965	933,300	977,048
Total Operating Revenues	474,364	440,587	1,925,601	1,889,660
OPERATING EXPENSES
Utility cost of gas	49,881	65,739	259,839	236,819
Non-utility cost of energy-related sales	233,025	197,880	787,691	832,087
Operation and maintenance	97,477	97,461	316,455	296,813
Depreciation and amortization	39,094	33,786	113,487	98,368
General taxes and other assessments	32,032	32,038	122,964	119,970
Total Operating Expenses	451,509	426,904	1,600,436	1,584,057
OPERATING INCOME	22,855	13,683	325,165	305,603
Equity in earnings of unconsolidated affiliates	7,508	4,527	15,117	10,558
Other income (expenses) — net	884	1,915	(591)	3,689
Interest expense	25,062	12,998	55,552	38,757
INCOME BEFORE INCOME TAXES	6,185	7,127	284,139	281,093
INCOME TAX EXPENSE	2,149	4,772	106,381	103,619
NET INCOME	$4,036	$2,355	$177,758	$177,474
Non-controlling interest	(4,559)	—	(12,533)	—
Dividends on Washington Gas Light Company preferred stock	330	330	990	990
NET INCOME APPLICABLE TO COMMON STOCK	$8,265	$2,025	$189,301	$176,484
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	51,219	50,622	51,200	50,158
Diluted	51,493	50,905	51,469	50,418
EARNINGS PER AVERAGE COMMON SHARE
Basic	$0.16	$0.04	$3.70	$3.52
Diluted	$0.16	$0.04	$3.68	$3.50
DIVIDENDS DECLARED PER COMMON SHARE	$0.5100	$0.4875	$1.5075	$1.4375
The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2017	2016	2017	2016
NET INCOME	$4,036	$2,355	$177,758	$177,474
OTHER COMPREHENSIVE INCOME, BEFORE INCOME TAXES:
Qualified cash flow hedging instruments	51	(16,995)	49,556	(34,545)
Pension and other post-retirement benefit plans
Change in net prior service credit	(217)	(216)	(651)	(644)
Change in actuarial net loss	588	420	1,763	1,258
Total other comprehensive income (loss) before taxes	$422	$(16,791)	$50,668	$(33,931)
INCOME TAX EXPENSE (BENEFIT) RELATED TO OTHER COMPREHENSIVE INCOME	235	(6,969)	20,816	(14,087)
OTHER COMPREHENSIVE INCOME (LOSS)	$187	$(9,822)	$29,852	$(19,844)
COMPREHENSIVE INCOME (LOSS)	$4,223	$(7,467)	$207,610	$157,630
Non-controlling interest	(4,559)	—	(12,533)	—
Dividends on Washington Gas Light Company preferred stock	330	330	990	990
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO WGL HOLDINGS	$8,452	$(7,797)	$219,153	$156,640
The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Nine Months Ended June 30,
(In thousands)	2017	2016
OPERATING ACTIVITIES
Net income	$177,758	$177,474
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	113,487	98,368
Amortization of:
Other regulatory assets and liabilities—net	2,567	1,113
Debt related costs	1,307	967
Deferred income taxes	81,839	131,494
Dividends received from equity method investments	10,864	—
Accrued/deferred pension and other post-retirement benefit cost	16,227	14,832
Earnings in equity interest	(15,117)	(11,491)
Compensation expense related to stock-based awards	12,114	9,745
Provision for doubtful accounts	11,601	8,752
Impairment loss	—	3,000
Other non-cash credits—net	(584)	(1,449)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and unbilled revenues—net	(112,725)	(68,380)
Gas costs and other regulatory assets/liabilities—net	(11,285)	(31,109)
Storage gas	(3,399)	38,725
Prepaid taxes	11,309	(63,795)
Other prepayments	(34,509)	(11,429)
Accounts payable and other accrued liabilities	17,945	(19)
Customer deposits and advance payments	(24,908)	(8,125)
Unamortized investment tax credits	11,770	21,527
Accrued taxes	4,987	19,827
Accrued interest	7,385	5,283
Other current assets	100	(6,032)
Other current liabilities	10,987	(15,472)
Deferred gas costs—net	82,892	37,601
Deferred assets—other	(15,917)	(34,010)
Deferred liabilities—other	(19,627)	(12,721)
Derivatives	(114,666)	(71,078)
Other—net	2,380	1,838
Net Cash Provided by Operating Activities	224,782	235,436
FINANCING ACTIVITIES
Common stock issued	295	78,050
Long-term debt issued	50,000	250,000
Long-term debt retired	—	(25,000)
Debt issuance costs	(404)	(284)
Notes payable issued —net	217,000	(26,000)
Contributions from non-controlling interest	17,358	—
Project financing	18,396	28,425
Dividends on common stock and preferred stock	(75,672)	(68,970)
Other financing activities—net	2,305	1,998
Net Cash Provided by Financing Activities	229,278	238,219
INVESTING ACTIVITIES
Capital expenditures (excluding Allowance for Funds Used During Construction)	(352,232)	(348,594)
Investments in non-utility interests	(110,952)	(137,105)
Distributions and receipts from non-utility interests	4,126	4,739
Proceeds from the sale of assets	9,858	19,749
Loans to external parties	(863)	(2,643)
Net Cash Used in Investing Activities	(450,063)	(463,854)
INCREASE IN CASH AND CASH EQUIVALENTS	3,997	9,801
Cash and Cash Equivalents at Beginning of Year	5,573	6,733
Cash and Cash Equivalents at End of Period	$9,570	$16,534
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid (refunded)—net	$(3,890)	$3,032
Interest paid	$53,027	$33,080
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Project financing activities	$(27,927)	$—
Capital expenditure accruals included in accounts payable and other accrued liabilities	$38,101	$51,814
Dividends paid in common stock	$1,362	$2,661
Stock issued related to compensation	$6,564	$6,742
Transfer of investments to property, plant and equipment	$30,114	$—
Transfer of accounts receivable to investments	$10,031	$—

Washington Gas Light Company
Condensed Balance Sheets (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

(In thousands)	June 30, 2017	September 30, 2016
ASSETS
Property, Plant and Equipment
At original cost	$5,119,662	$4,874,905
Accumulated depreciation and amortization	(1,425,689)	(1,348,173)
Net property, plant and equipment	3,693,973	3,526,732
Current Assets
Cash and cash equivalents	1	1
Receivables
Accounts receivable	207,833	140,457
Gas costs and other regulatory assets	34,258	15,294
Unbilled revenues	93,869	89,945
Allowance for doubtful accounts	(21,648)	(20,220)
Net receivables	314,312	225,476
Materials and supplies—principally at average cost	17,695	18,368
Storage gas	67,203	82,473
Prepaid taxes	11,699	16,826
Other prepayments	16,491	10,924
Receivables from associated companies	16,094	13,799
Derivatives	6,979	7,285
Other	102	51
Total current assets	450,576	375,203
Deferred Charges and Other Assets
Regulatory assets
Gas costs	96,964	179,856
Pension and other post-retirement benefits	199,473	221,971
Other	101,849	98,527
Prepaid post-retirement benefits	190,458	179,675
Derivatives	15,127	25,590
Other	3,903	2,001
Total deferred charges and other assets	607,774	707,620
Total Assets	$4,752,323	$4,609,555
CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$1,198,173	$1,113,446
Preferred stock	28,173	28,173
Long-term debt	939,317	939,015
Total capitalization	2,165,663	2,080,634
Current Liabilities
Notes payable and project financing	202,782	104,385
Accounts payable and other accrued liabilities	187,193	204,980
Wages payable	19,225	16,235
Accrued interest	13,493	3,758
Dividends declared	22,098	21,453
Customer deposits and advance payments	60,829	80,936
Gas costs and other regulatory liabilities	20,652	12,973
Accrued taxes	20,567	17,639
Payables to associated companies	91,483	65,770
Derivatives	26,227	58,295
Other	7,230	7,193
Total current liabilities	671,779	593,617
Deferred Credits
Unamortized investment tax credits	4,283	4,851
Deferred income taxes	851,410	763,720
Accrued pensions and benefits	232,962	226,339
Asset retirement obligations	204,977	199,377
Regulatory liabilities
Accrued asset removal costs	290,476	310,788
Other post-retirement benefits	102,730	113,169
Other	7,300	14,450
Derivatives	143,810	232,040
Other	76,933	70,570
Total deferred credits	1,914,881	1,935,304
Commitments and Contingencies (Note 13)
Total Capitalization and Liabilities	$4,752,323	$4,609,555
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Condensed Statements of Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2017	2016	2017	2016
OPERATING REVENUES	$203,186	$187,077	$1,012,193	$934,347
OPERATING EXPENSES
Utility cost of gas	54,093	71,194	279,713	258,554
Operation and maintenance	77,370	79,178	246,290	239,696
Depreciation and amortization	32,761	29,232	96,003	85,194
General taxes and other assessments	27,498	28,001	109,857	108,228
Total Operating Expenses	191,722	207,605	731,863	691,672
OPERATING INCOME (LOSS)	11,464	(20,528)	280,330	242,675
Other expense — net	(908)	(358)	(3,044)	(1,079)
Interest expense	12,960	10,067	38,727	30,785
INCOME (LOSS) BEFORE INCOME TAXES	(2,404)	(30,953)	238,559	210,811
INCOME TAX EXPENSE (BENEFIT)	(733)	(12,434)	91,159	80,285
NET INCOME (LOSS)	$(1,671)	$(18,519)	$147,400	$130,526
Dividends on Washington Gas preferred stock	330	330	990	990
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$(2,001)	$(18,849)	$146,410	$129,536
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Condensed Statements of Comprehensive Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2017	2016	2017	2016
NET INCOME (LOSS)	$(1,671)	$(18,519)	$147,400	$130,526
OTHER COMPREHENSIVE INCOME, BEFORE INCOME TAXES:
Pension and other post-retirement benefit plans
Change in net prior service credit	(217)	(216)	(651)	(644)
Change in actuarial net loss	588	420	1,763	1,258
Total pension and other post-retirement benefit plans	$371	$204	$1,112	$614
INCOME TAX EXPENSE RELATED TO OTHER COMPREHENSIVE INCOME	145	82	439	244
OTHER COMPREHENSIVE INCOME	$226	$122	$673	$370
COMPREHENSIVE INCOME (LOSS)	$(1,445)	$(18,397)	$148,073	$130,896
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Condensed Statements of Cash Flows (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Nine Months Ended June 30,
(In thousands)	2017	2016
OPERATING ACTIVITIES
Net income	$147,400	$130,526
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	96,003	85,194
Amortization of:
Other regulatory assets and liabilities—net	2,567	1,113
Debt related costs	1,031	898
Deferred income taxes	64,040	90,032
Accrued/deferred pension and other post-retirement benefit cost	16,187	3,221
Compensation expense related to stock-based awards	11,185	8,431
Provision for doubtful accounts	9,333	7,094
Other non-cash charges—net	(1,151)	318
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable, unbilled revenues and receivables from associated companies—net	(109,427)	(75,427)
Gas costs and other regulatory assets/liabilities—net	(11,285)	(31,109)
Storage gas	15,270	38,546
Prepaid taxes	5,127	(9,753)
Other prepayments	(5,567)	(9,755)
Accounts payable and other accrued liabilities, including payables to associated companies	22,989	18,288
Customer deposits and advance payments	(20,107)	(10,125)
Accrued taxes	2,928	12,047
Accrued interest	9,735	7,484
Other current assets	622	2,696
Other current liabilities	(3,437)	(4,656)
Deferred gas costs—net	82,892	37,601
Deferred assets—other	(12,554)	(22,216)
Deferred liabilities—other	(1,663)	(14,436)
Derivatives	(109,529)	(24,797)
Other—net	2,550	(399)
Net Cash Provided by Operating Activities	215,139	240,816
FINANCING ACTIVITIES
Long-term debt retired	—	(25,000)
Debt issuance costs	(399)	(171)
Notes payable issued —net	119,000	61,000
Project financing	7,324	28,425
Dividends on common stock and preferred stock	(65,020)	(61,669)
Other financing activities—net	2,248	2,891
Net Cash Provided by Financing Activities	63,153	5,476
INVESTING ACTIVITIES
Capital expenditures (excluding Allowance for Funds Used During Construction)	(278,292)	(266,041)
Net proceeds from sale of assets	—	19,749
Net Cash Used In Investing Activities	(278,292)	(246,292)
INCREASE IN CASH AND CASH EQUIVALENTS	—	—
Cash and Cash Equivalents at Beginning of Year	1	1
Cash and Cash Equivalents at End of Period	$1	$1
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes refunded — net	$—	$21
Interest paid	$36,202	$25,108
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Project financing activities	$(27,927)	$—
Capital expenditure accruals included in accounts payable and other accrued liabilities	$28,666	$41,264
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
The accompanying unaudited condensed financial statements for WGL and Washington Gas reflect all normal recurring adjustments that are necessary, in our opinion, to present fairly the results of operations in accordance with GAAP. On October 1, 2016, WGL and Washington Gas adopted Accounting Standards Update (ASU) 2015-03 and ASU 2015-15. These standards require an entity to account for debt issuance costs as a deduction from the carrying amount of debt in the balance sheet and the amortization of debt issuance costs presented as interest expense, consistent with debt discounts. Prior period amounts related to other deferred charges and other assets and long-term debt in the accompanying condensed balance sheets have been reclassified to conform to the current period presentation.
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
For the three and nine months ended June 30, 2017, WGL and Washington Gas did not record any lower-of-cost or market adjustments. For the three and nine months ended June 30, 2016, WGL recorded an increase to non-utility operating revenues due to a lower-of-cost or market adjustment of $0.7 million and recorded a decrease to non-utility operating revenues due to a lower-of-cost or market adjustment of $0.4 million, respectively. For the three and nine months ended June 30, 2016, Washington Gas did not record any lower-of-cost market adjustments.

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

	October 1, 2016	WGL elected to apply the standard on a prospective basis, which did not have a material impact on the financial statements.

OTHER NEWLY ISSUED ACCOUNTING STANDARDS
Standard	Description	Required date of adoption	Effect on the financial statements or other significant matters
ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting	This standard simplifies several aspects of the accounting for share-based payment transactions, including accounting for income taxes, forfeitures, and statutory tax withholding requirements.	October 1, 2017	We are finalizing our evaluation of this standard but do not expect the adoption of this standard to have a material impact on the financial statements.
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
		October 1, 2018 (subject to acceleration if the merger with AltaGas is consummated)	We are in the process of evaluating the impact the adoption of this standard will have on our financial statements.
ASU 2016-15, Statement of Cash Flows (Topic 230)—Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force)	This update provides guidance on the classification of certain cash receipts and payments in the statement of cash flows.	October 1, 2018 (subject to acceleration if the merger with AltaGas is consummated)	We are in the process of evaluating the impact the adoption of this standard will have on our financial statements.

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

October 1, 2018 (subject to acceleration if the merger with AltaGas is consummated)
An implementation team is currently evaluating all revenue streams and reviewing contracts with customers, as well as, related financial statement disclosures to determine the impact the adoption of this standard will have on our financial statements. WGL is also monitoring unresolved industry specific implementation issues that could impact the timing of revenue recognition for our regulated utility tariff based sales, including the evaluation of collectability from customers if a utility has regulatory mechanisms to help assure recovery of uncollected accounts from ratepayers and accounting for contributions in aid of construction (CIAC). WGL will adopt using the modified retrospective approach.

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
	October 1, 2018 (subject to acceleration if the merger with AltaGas is consummated)	We performed a preliminary evaluation and the adoption of this standard will primarily impact the disclosure of our financial instruments in our Fair Value Measurements Footnote.
ASU 2016-02, Leases (Topic 842)
This standard requires recognition of a right-to-use asset and lease liability on the statement of financial position and disclosure of key information about leasing arrangements. The standard requires application using a modified retrospective approach.
	October 1, 2019 (subject to acceleration if the merger with AltaGas is consummated)	We are in the process of evaluating the impact the adoption of this standard will have on our financial statements.
ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
For credit losses on financial instruments, this standard changes the current incurred loss impairment methodology to an expected loss methodology and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates.
	October 1, 2020 (subject to acceleration if the merger with AltaGas is consummated)	We are in the process of evaluating the impact the adoption of this standard will have on our financial statements.

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

WGL Holdings, Inc.
(In millions)	June 30, 2017	September 30, 2016
Accounts payable—trade	$329.5	$353.0
Employee benefits and payroll accruals	28.0	34.4
Other accrued liabilities	19.6	18.0
Total	$377.1	$405.4

Washington Gas Light Company
(In millions)	June 30, 2017	September 30, 2016
Accounts payable—trade	$151.1	$161.0
Employee benefits and payroll accruals	26.3	32.2
Other accrued liabilities	9.8	11.8
Total	$187.2	$205.0

NOTE 3. SHORT-TERM DEBT
WGL and Washington Gas satisfy their short-term financing requirements through the sale of commercial paper, financing arrangements with third-party lenders, or through bank borrowings. Due to the seasonal nature of the regulated utility and retail energy-marketing segments, short-term financing requirements can vary significantly during the year. Revolving credit agreements are maintained to support outstanding commercial paper and to permit short-term borrowing flexibility. The policy of each of WGL and Washington Gas is to maintain bank credit facilities in amounts equal to or greater than their expected maximum commercial paper position. The following is a summary of committed credit available at June 30, 2017 and September 30, 2016.

Committed Credit Available ($ In millions)
June 30, 2017	WGL(b)	Washington Gas	Total Consolidated
Committed credit agreements
Unsecured revolving credit facility, expires December 19, 2019(a)	$650.0	$350.0	$1,000.0
Less: Commercial Paper	325.0	161.0	486.0
Net committed credit available	$325.0	$189.0	$514.0
Weighted average interest rate	1.42%	1.16%	1.33%
September 30, 2016
Committed credit agreements
Unsecured revolving credit facility, expires December 19, 2019(a)	$450.0	$350.0	$800.0
Less: Commercial Paper	227.0	42.0	269.0
Net committed credit available	$223.0	$308.0	$531.0
Weighted average interest rate	0.73%	0.46%	0.69%

(a)
Washington Gas has the right to request extensions with the banks’ approval. Washington Gas’ revolving credit facility permits it to borrow an additional $100 million, with the banks’ approval, for a total of $450 million.

(b)	WGL includes WGL Holdings, Inc. and all subsidiaries other than Washington Gas.
At June 30, 2017 and September 30, 2016, there were no outstanding bank loans from WGL’s or Washington Gas’ revolving credit facilities.

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
As of June 30, 2017, WGL and Washington Gas recorded $70.9 million and $65.2 million, respectively, in "Unbilled revenues" on the balance sheet, and $52.9 million and $41.8 million, respectively, in a corresponding short-term obligation to third party lenders in "Notes payable and project financing", for energy management services projects that were not complete. As of September 30, 2016, WGL and Washington Gas recorded $73.3 million in "Unbilled revenues" on the balance sheet and a $62.4 million corresponding short-term obligation to third party lenders in "Notes payable and project financing" for energy management services projects that were not complete. WGL Energy Systems did not obtain any third-party project financing on behalf of the Federal Government for the fiscal year ended September 30, 2016. Because these projects are financed for government agencies that have minimal credit risk, and with which we have previous collection experience, neither WGL nor Washington Gas recorded a corresponding reserve for bad debts related to these receivables at June 30, 2017 or September 30, 2016.
NOTE 4. LONG-TERM DEBT
UNSECURED NOTES
WGL and Washington Gas issue long-term notes with individual terms regarding interest rates, maturities and call or put options. These notes can have maturity dates of one or more years from the date of issuance.
At June 30, 2017 and September 30, 2016, WGL had the capacity under a shelf registration to issue an unspecified amount of long-term debt securities. As a result of certain covenants included in the Merger Agreement among WGL, AltaGas and Wrangler, Inc., WGL is limited to the length of term that we may issue debt. Refer to Note 16 — Planned Merger with AltaGas Ltd. for a discussion of the proposed merger.
At June 30, 2017 and September 30, 2016 Washington Gas had the capacity under a shelf registration statement to issue up to $350.0 million of additional Medium-Term Notes (MTNs).
The following tables show the outstanding notes as of June 30, 2017 and September 30, 2016.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Long-Term Debt Outstanding
($ In millions)	WGL(a)	Washington Gas	Total Consolidated
June 30, 2017
Long-term debt (b)	$550.0	$946.0	$1,496.0
Unamortized discount	(1.5)	(0.1)	(1.6)
Unamortized debt expense	(2.2)	(6.6)	(8.8)
Total Long-Term Debt	$546.3	$939.3	$1,485.6
Weighted average interest rate	2.81%	5.12%	4.27%
September 30, 2016
Long-term debt (b)	$500.0	$946.0	$1,446.0
Unamortized discount	(1.6)	(0.1)	(1.7)
Unamortized debt expense	(2.4)	(6.9)	(9.3)
Total Long-Term Debt	$496.0	$939.0	$1,435.0
Weighted average interest rate	2.50%	5.12%	4.21%

(a)	WGL includes WGL Holdings, Inc. and all subsidiaries other than Washington Gas.

(b)	Includes Senior Notes and term loans for WGL and both MTNs and private placement notes for Washington Gas. Represents face value including current maturities.

The following tables show long-term debt issuances and retirements for the nine months ended June 30, 2017 and 2016.

Long-Term Debt Issuances and Retirements
($ In millions)	Principal(b)	Interest Rate		Effective Cost(d)	Nominal Maturity Date
Nine Months Ended June 30, 2017
WGL(a)
Issuances:
1/26/2017	$50.0	1.57%	(c)	1.57%	1/26/2019
Total consolidated issuances	$50.0
Nine Months Ended June 30, 2016
WGL (a)
Issuances:
2/18/2016	250.0	2.10%	(c)	2.10%	2/18/2018
Total	$250.0
Washington Gas
Retirements:	$25.0	5.17%		n/a	1/18/2016
Total	$25.0
(a)WGL includes WGL Holdings, Inc. and all subsidiaries other than Washington Gas.
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
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 5. COMMON SHAREHOLDERS’ EQUITY
The tables below reflect the components of “Common shareholders’ equity” for WGL and “Common shareholder’s equity” for Washington Gas for the nine months ended June 30, 2017 and 2016.

WGL Holdings, Inc. Components of Common Shareholders’ Equity
(In thousands, except shares)	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	WGL Holdings Common Shareholders' Equity	Non-controlling Interest	Washington Gas Light Company Preferred Stock	Total Equity
	Shares	Amount
Balance at September 30, 2016	51,080,612	$574,496	$12,519	$827,085	$(38,539)	$1,375,561	$409	$28,173	$1,404,143
Net income (loss)	—	—	—	189,301	—	189,301	(12,533)	990	177,758
Contributions from non-controlling interest	—	—	—	—	—	—	17,358	—	17,358
Other comprehensive income	—	—	—	—	29,852	29,852	—	—	29,852
Stock-based compensation(a)	112,146	6,564	(3,971)	(468)	—	2,125	—	—	2,125
Issuance of common stock(b)	26,242	1,657	—	—	—	1,657	—	—	1,657
Dividends declared:
Common stock	—	—	—	(77,213)	—	(77,213)	—	—	(77,213)
Preferred stock	—	—	—	—	—	—	—	(990)	(990)
Balance at June 30, 2017	51,219,000	$582,717	$8,548	$938,705	$(8,687)	$1,521,283	$5,234	$28,173	$1,554,690
Balance at September 30, 2015	49,728,662	$485,456	$14,934	$757,093	$(14,236)	$1,243,247	$—	$28,173	$1,271,420
Net income	—	—	—	176,484	—	176,484	—	990	177,474
Other comprehensive income	—	—	—	—	(19,844)	(19,844)	—	—	(19,844)
Stock-based compensation(a)	115,974	6,742	(3,652)	(122)	—	2,968	—	—	2,968
Issuance of common stock(c)	1,213,373	80,711	—	—	—	80,711	—	—	80,711
Dividends declared:
Common stock	—	—	—	(72,485)	—	(72,485)	—	—	(72,485)
Preferred stock	—	—	—	—	—	—	—	(990)	(990)
Balance at June 30, 2016	51,058,009	$572,909	$11,282	$860,970	$(34,080)	$1,411,081	$—	$28,173	$1,439,254

(a) Includes dividend equivalents related to our performance shares.
(b) Includes dividend reinvestment and common stock purchase plans.
(c) Includes shares issued under the ATM program and the dividend reinvestment and common stock purchase plans.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Washington Gas Light Company Components of Common Shareholder’s Equity
(In thousands, except shares)	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total
	Shares	Amount
Balance at September 30, 2016	46,479,536	$46,479	$488,135	$586,662	$(7,830)	$1,113,446
Net income	—	—	—	147,400	—	147,400
Other comprehensive income	—	—	—	—	673	673
Stock-based compensation(a)	—	—	2,319	—	—	2,319
Dividends declared:
Common stock	—	—	—	(64,675)	—	(64,675)
Preferred stock	—	—	—	(990)	—	(990)
Balance at June 30, 2017	46,479,536	$46,479	$490,454	$668,397	$(7,157)	$1,198,173
(a) Stock-based compensation is based on the stock awards of WGL that are allocated to Washington Gas Light Company for its pro-rata share.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6. EARNINGS PER SHARE
Basic earnings per share (EPS) of WGL is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS assumes the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period unless the effect of such issuance would be anti-dilutive. The following table reflects the computation of our basic and diluted EPS for the three and nine months ended June 30, 2017 and 2016.

Basic and Diluted EPS
(In thousands, except per share data)	Net Income Applicable to Common Stock	Shares	Per Share Amount
Three Months Ended June 30, 2017
Basic EPS	$8,265	51,219	$0.16
Stock-based compensation plans	—	274
Diluted EPS	$8,265	51,493	$0.16
Three Months Ended June 30, 2016
Basic EPS	$2,025	50,622	$0.04
Stock-based compensation plans	—	283
Diluted EPS	$2,025	50,905	$0.04
Nine Months Ended June 30, 2017
Basic EPS	$189,301	51,200	$3.70
Stock-based compensation plans	—	269
Diluted EPS	$189,301	51,469	$3.68
Nine Months Ended June 30, 2016
Basic EPS	$176,484	50,158	$3.52
Stock-based compensation plans	—	260
Diluted EPS	$176,484	50,418	$3.50
There were no anti-dilutive shares for the three or nine months ended June 30, 2017 and 2016.
NOTE 7. INCOME TAXES
As of June 30, 2017 and September 30, 2016, our uncertain tax positions were approximately $46.6 million and $42.3 million, respectively, primarily due to the change in tax accounting for repairs. If the amounts of unrecognized tax benefits are eventually realized, it would not materially impact the effective tax rate. It is reasonably possible that the amount of the unrecognized tax benefit with respect to some of WGL’s and Washington Gas’ uncertain tax positions will significantly increase or decrease in the next 12 months. At this time, however, an estimate of the range of reasonably possible outcomes cannot be determined.
Under Accounting Standards Codification (ASC) Topic 740, Income Taxes, Washington Gas recognizes any accrued interest associated with uncertain tax positions in interest expense and recognizes any accrued penalties associated with uncertain tax positions in other expenses in the statements of income. At June 30, 2017 and September 30, 2016, we did not have an accrual of interest expense related to uncertain tax positions.
WGL files a consolidated federal tax return and various other state returns. We are no longer subject to income tax examinations by the Internal Revenue Service for years ended prior to September 30, 2013. Substantially all state income tax years in major jurisdictions are closed for years ended prior to September 30, 2013.
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
All physically and financially settled contracts under our asset optimization program are reported on a net basis in the statements of income in “Utility cost of gas.” Total net margins recorded to “Utility cost of gas” after sharing and management fees associated with all asset optimization transactions for the three months ended June 30, 2017 was a net gain of $9.1 million, including an unrealized gain of $3.2 million. During the three months ended June 30, 2016 we recorded a net loss of $19.0 million, including an unrealized loss of $25.2 million. Total net margins recorded for the nine months ended June 30, 2017 was a net gain of $62.5 million, including an unrealized gain of $39.7 million. During the nine months ended June 30, 2016, we recorded a net gain of $30.3 million, including an unrealized gain of $8.0 million.
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
Managing Price Risk. WGL Energy Services enters into certain derivative contracts as part of its strategy to manage the price risk associated with the sale and purchase of natural gas and electricity. WGL Energy Services elects "normal purchases and normal sales" treatment for a portion of these physical contracts related to the purchase of natural gas and electricity to serve its customers and therefore, they are not subject to the fair value accounting requirements of ASC Topic 815. Derivative instruments not designated as ''normal purchases and normal sales" are recorded at fair value on our consolidated balance sheets, and changes in the fair value of these derivative instruments are reflected in the earnings of our non-utility operations, which may cause significant period-to-period volatility in earnings. WGL Energy Services does not designate derivatives as hedges under ASC Topic 815.
Managing Interest-Rate Risk. WGL utilizes derivative instruments that are designed to limit the risk of interest-rate volatility associated with future debt issuances.

At June 30, 2017, WGL had $250 million of 30-year forward starting interest rate swaps which settle in January 2018. Through December 2016, WGL had designated these interest rate swaps as cash flow hedges in anticipation of a 30-year debt

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

issuance in January 2018, and reported the effective portion of changes in fair value as a component of other comprehensive income (loss). As a result of certain covenants related to the proposed merger with AltaGas, in January 2017, WGL de-designated these hedges and any further changes in the fair value of the interest rate swaps will be recorded to interest expense. The remaining balance in accumulated other comprehensive income at June 30, 2017 is $6.4 million related to these hedges. Refer to Note 16 — Planned Merger with AltaGas Ltd. for a discussion of the proposed merger.

WGL also has amounts recorded within other comprehensive income (loss) for settled hedges related to prior debt issuances, which are being amortized to income over the life of the outstanding debt. The amortization was minimal for the nine months ended June 30, 2017 and 2016.

Consolidated Operations
Reflected in the tables below is information for WGL as well as Washington Gas. The information for WGL includes derivative instruments for both utility and non-utility operations.

At June 30, 2017 and September 30, 2016, respectively, the absolute notional amounts of our derivatives were as follows:

Absolute Notional Amounts of Open Positions on Derivative Instruments
Derivative transactions	WGL Holdings, Inc.	Washington Gas
June 30, 2017	Notional Amounts
Natural Gas (In millions of therms)
Asset optimization & trading	23,019.0	11,614.0
Retail sales	12.5	—
Other risk-management activities	1,546.6	1,201.0
Electricity (In millions of kWhs)
Retail sales	10,728.9	—
Other risk-management activities(a)	24,878.5	—
Interest Rate Swaps (In millions of dollars)	$250.0	—
September 30, 2016
Natural Gas (In millions of therms)
Asset optimization & trading	21,084.5	12,725.0
Retail sales	50.2	—
Other risk-management activities	1,789.0	1,309.0
Electricity (In millions of kWhs)
Retail sales	4,377.5	—
Other risk-management activities(a)	21,070.4	—
Interest Rate Swaps (In millions of dollars)	$250.0	—
(a) Comprised primarily of financial swaps, financial transmission rights and physical forward purchases.
The following tables present the balance sheet classification for all derivative instruments as of June 30, 2017 and September 30, 2016.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

WGL Holdings, Inc. Balance Sheet Classification of Derivative Instruments
(In millions)	Derivative Instruments Not Designated as Hedging Instruments		Derivative Instruments Designated as Hedging Instruments
As of June 30, 2017	Gross Derivative Assets	Gross Derivative Liabilities	Gross Derivative Assets	Gross Derivative Liabilities	Netting of Collateral	Total(a)
Current Assets—Derivatives	$32.6	$(8.8)	$—	$—	$—	$23.8
Deferred Charges and Other Assets—Derivatives	37.0	(0.8)	—	—	—	36.2
Accounts payable and other accrued liabilities	0.5	—	—	—	—	0.5
Current Liabilities—Derivatives	11.9	(58.6)	—	—	0.8	(45.9)
Deferred Credits—Derivatives	14.2	(183.5)	—	—	6.4	(162.9)
Total	$96.2	$(251.7)	$—	$—	$7.2	$(148.3)
As of September 30, 2016
Current Assets—Derivatives	$24.0	$(5.5)	$—	$—	$—	$18.5
Deferred Charges and Other Assets—Derivatives	55.6	(0.6)	—	—	—	55.0
Current Liabilities—Derivatives	18.3	(113.2)	—	—	12.6	(82.3)
Deferred Credits—Derivatives	6.4	(279.3)	0.2	(43.1)	11.6	(304.2)
Total	$104.3	$(398.6)	$0.2	$(43.1)	$24.2	$(313.0)

Washington Gas Light Company Balance Sheet Classification of Derivative Instruments(b)
(In millions)
As of June 30, 2017	Gross Derivative Assets	Gross Derivative Liabilities	Netting of Collateral	Total(a)
Current Assets—Derivatives	$10.7	$(3.7)	$—	$7.0
Deferred Charges and Other Assets—Derivatives	15.5	(0.4)	—	15.1
Current Liabilities—Derivatives	0.1	(26.3)	—	(26.2)
Deferred Credits—Derivatives	—	(143.8)	—	(143.8)
Total	$26.3	$(174.2)	$—	$(147.9)
As of September 30, 2016
Current Assets—Derivatives	$11.7	$(4.4)	$—	$7.3
Deferred Charges and Other Assets—Derivatives	26.2	(0.6)	—	25.6
Current Liabilities—Derivatives	1.9	(60.2)	—	(58.3)
Deferred Credits—Derivatives	—	(232.0)	—	(232.0)
Total	$39.8	$(297.2)	$—	$(257.4)
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

(b) Washington Gas did not have any derivative instruments outstanding that were designated as hedging instruments at June 30, 2017 or September 30, 2016.
The following table presents all gains and losses associated with derivative instruments for the three and nine months ended June 30, 2017 and 2016.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Gains and Losses on Derivative Instruments
(In millions)	WGL Holdings, Inc.		Washington Gas
Three Months Ended June 30,	2017	2016	2017	2016
Recorded to income
Operating revenues—non-utility	$8.3	$(39.0)	$—	$—
Utility cost of gas	5.5	(24.9)	5.5	(24.9)
Non-utility cost of energy-related sales	(0.8)	48.4	—	—
Interest expense	(7.9)	(0.1)	—	—
Recorded to regulatory assets
Gas costs	6.4	(29.4)	6.4	(29.4)
Other	—	(8.8)	—	(8.8)
Recorded to other comprehensive income	0.1	(16.9)	—	—
Total	$11.6	$(70.7)	$11.9	$(63.1)
Nine Months Ended June 30,	2017	2016	2017	2016
Recorded to income
Operating revenues—non-utility	$25.8	$7.6	$—	$—
Utility cost of gas	40.0	9.2	40.0	9.2
Non-utility cost of energy-related sales	25.9	50.6	—	—
Interest expense	(5.4)	(0.2)	—	—
Recorded to regulatory assets
Gas costs	62.6	24.9	62.6	24.9
Other	—	(8.8)	—	(8.8)
Recorded to other comprehensive income	49.6	(34.5)	—	—
Total	$198.5	$48.8	$102.6	$25.3

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
The table below presents collateral not offset against derivative assets and liabilities at June 30, 2017 and September 30, 2016, respectively.

Collateral Not Offset Against Derivative Assets and Liabilities (In millions)
June 30, 2017	Collateral deposits posted with counterparties	Cash collateral held representing an obligation
Washington Gas	$4.9	$0.1
WGL Energy Services	18.5	—
WGL Midstream	33.6	0.6
September 30, 2016
Washington Gas	$4.3	$0.1
WGL Energy Services	9.1	—
WGL Midstream	18.5	5.4
Any collateral posted that is not offset against derivative assets and liabilities is included in “Other prepayments” in the accompanying balance sheets. Collateral received and not offset against derivative assets and liabilities is included in “Customer deposits and advance payments” in the accompanying balance sheets.
Certain derivative instruments of WGL, Washington Gas, WGL Energy Services and WGL Midstream contain contract provisions that require collateral to be posted if the credit rating of Washington Gas or WGL falls below certain levels or if counterparty exposure to WGL, Washington Gas, WGL Energy Services or WGL Midstream exceeds a certain level (credit-

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

related contingent features). Due to counterparty exposure levels, at June 30, 2017, WGL Energy Services posted $6.5 million of collateral related to its derivative liabilities that contained credit-related contingent features. At September 30, 2016, WGL Energy Services posted $5.5 million of collateral related to these aforementioned derivative liabilities. At June 30, 2017, WGL was not required to post collateral related to a derivative liability that contained a credit-related contingent feature. At September 30, 2016, WGL was required to post $6.5 million of collateral related to its derivative liabilities that contained credit-related contingent features. At both June 30, 2017 and September 30, 2016, Washington Gas and WGL Midstream were not required to post any collateral related to their respective derivative liabilities that contained credit-related contingent features. The following table shows the aggregate fair value of all derivative instruments with credit-related contingent features that are in a liability position, as well as the maximum amount of collateral that would be required if the most intrusive credit-risk-related contingent features underlying these agreements were triggered on June 30, 2017 and September 30, 2016, respectively.

Potential Collateral Requirements for Derivative Liabilities with Credit-Risk-Contingent Features
(In millions)	WGL Holdings, Inc.	Washington Gas
June 30, 2017
Derivative liabilities with credit-risk-contingent features	$26.0	$2.4
Maximum potential collateral requirements	$23.4	$2.4
September 30, 2016
Derivative liabilities with credit-risk-contingent features	$53.9	$11.3
Maximum potential collateral requirements	$41.4	$11.3
We do not enter into derivative contracts for speculative purposes.
Concentration of Credit Risk
We are exposed to credit risk from derivative instruments with wholesale counterparties, which is represented by the fair value of these instruments at the reporting date. We actively monitor and work to minimize counterparty concentration risk through various practices. At June 30, 2017, two counterparties each represented over 10% of Washington Gas’ credit exposure to wholesale derivative counterparties for a total credit risk of $30.7 million; four counterparties each represented over 10% of WGL Energy Services’ credit exposure to wholesale counterparties for a total credit risk of $1.2 million; and one counterparty represented over 10% of WGL Midstream’s credit exposure to wholesale counterparties for a total credit risk of $17.1 million.
WEATHER-RELATED INSTRUMENTS
WGL Energy Services utilizes weather-related instruments for managing the financial effects of weather risks. These instruments cover a portion of WGL Energy Services’ estimated revenue or energy-related cost exposure to variations in heating or cooling degree days. These contracts provide for payment to WGL Energy Services of a fixed-dollar amount for every degree day over or under specific levels during the calculation period depending upon the type of contract executed. For the three months ended June 30, 2017 and 2016, WGL Energy Services recorded a pre-tax loss of $0.3 million and $0.5 million, respectively. During the nine months ended June 30, 2017 and 2016, WGL Energy Services recorded pre-tax gains of $1.4 million and $3.8 million, respectively, related to these instruments included in "Non-utility cost of energy related sales" in the accompanying condensed consolidated statements of income.

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
Level 1.Level 1 of the fair value hierarchy consists of assets or liabilities that are valued using observable inputs based upon unadjusted quoted prices in active markets for identical assets or liabilities at the reporting date. WGL did not have any Level 1 derivatives at June 30, 2017 or September 30, 2016.
Level 2.Level 2 of the fair value hierarchy consists of assets or liabilities that are valued using directly or indirectly observable inputs either corroborated with market data or based on exchange traded market data. Level 2 includes fair values based on industry-standard valuation techniques that consider various assumptions: (i) quoted forward prices, including the use of mid-market pricing within a bid/ask spread; (ii) discount rates; (iii) implied volatility and (iv) other economic factors. Substantially all of these assumptions are observable throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the relevant market. At June 30, 2017 and September 30, 2016, Level 2 financial assets and liabilities included energy-related physical and financial derivative transactions such as forward, option and other contracts for deliveries at active market locations, as well as our interest rate swaps.
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
At June 30, 2017 and September 30, 2016, Level 3 derivative assets and liabilities included: (i) physical contracts valued at illiquid market locations with no observable market data; (ii) long-dated positions where observable pricing is not available over the majority of the life of the contract; (iii) contracts valued using historical spot price volatility assumptions and (iv) valuations using indicative broker quotes for inactive market locations.

The following tables set forth financial instruments recorded at fair value as of June 30, 2017 and September 30, 2016, respectively. A financial instrument’s classification within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

WGL Holdings, Inc. Fair Value Measurements Under the Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Total
At June 30, 2017
Assets
Natural gas related derivatives	$—	$20.4	$46.7	$67.1
Electricity related derivatives	—	—	19.3	19.3
Interest rate derivatives	—	9.8	—	9.8
Total Assets	$—	$30.2	$66.0	$96.2
Liabilities
Natural gas related derivatives	$—	$(16.5)	$(199.0)	$(215.5)
Electricity related derivatives	—	(4.6)	(23.1)	(27.7)
Interest rate derivatives	—	(8.5)	—	(8.5)
Total Liabilities	$—	$(29.6)	$(222.1)	$(251.7)
At September 30, 2016
Assets
Natural gas related derivatives	$—	$28.8	$54.0	$82.8
Electricity related derivatives	—	0.6	20.9	21.5
Interest rate derivatives	—	0.2	—	0.2
Total Assets	$—	$29.6	$74.9	$104.5
Liabilities
Natural gas related derivatives	$—	$(46.7)	$(318.2)	$(364.9)
Electricity related derivatives	—	(3.8)	(29.9)	(33.7)
Interest rate derivatives	—	(43.1)	—	(43.1)
Total Liabilities	$—	$(93.6)	$(348.1)	$(441.7)

Washington Gas Light Company Fair Value Measurements Under the Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Total
At June 30, 2017
Assets
Natural gas related derivatives	$—	$8.7	$17.6	$26.3
Total Assets	$—	$8.7	$17.6	$26.3
Liabilities
Natural gas related derivatives	$—	$(5.9)	$(168.3)	$(174.2)
Total Liabilities	$—	$(5.9)	$(168.3)	$(174.2)
At September 30, 2016
Assets
Natural gas related derivatives	$—	$15.4	$24.4	$39.8
Total Assets	$—	$15.4	$24.4	$39.8
Liabilities
Natural gas related derivatives	$—	$(21.2)	$(276.0)	$(297.2)
Total Liabilities	$—	$(21.2)	$(276.0)	$(297.2)
The following table includes quantitative information about the significant unobservable inputs used in the fair value measurement of our Level 3 financial instruments and the respective fair values of the net derivative asset and liability positions, by contract type, as of June 30, 2017 and September 30, 2016.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Quantitative Information about Level 3 Fair Value Measurements
(In millions)	Net Fair Value June 30, 2017	Valuation Techniques	Unobservable Inputs	Range

WGL Holdings, Inc.
Natural gas related derivatives	$(152.3)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($1.300) - $2.898
		Option Model	Natural Gas Basis Price (per dekatherm)	($1.468) - $2.543
			Annualized Volatility of Spot Market Natural Gas	25.5% - 566.8%
Electricity related derivatives	$(3.8)	Discounted Cash Flow	Electricity Congestion Price (per megawatt hour)	($4.154) - $60.000

Washington Gas Light Company
Natural gas related derivatives	$(150.7)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($1.300) - $2.898

(In millions)	Net Fair Value September 30, 2016

WGL Holdings, Inc.
Natural gas related derivatives	$(264.1)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($2.021) - $3.290
		Option Model	Natural Gas Basis Price (per dekatherm)	($2.105) - $3.310
	$(0.1)		Annualized Volatility of Spot Market Natural Gas	25.5% - 869.9%
Electricity related derivatives	$(9.1)	Discounted Cash Flow	Electricity Congestion Price (per megawatt hour)	($6.199) - $68.700

Washington Gas Light Company
Natural gas related derivatives	$(251.6)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($2.021) - $3.290
The following tables are a summary of the changes in the fair value of our derivative instruments that are measured at net fair value on a recurring basis in accordance with ASC Topic 820 using significant Level 3 inputs during the three and nine months ended June 30, 2017 and 2016, respectively.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
	WGL Holdings, Inc.			Washington Gas Light Company
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Total	Total - Natural Gas Related Derivatives
Three Months Ended June 30, 2017
Balance at April 1, 2017	$(150.2)	$(8.4)	$(158.6)	$(155.4)
Realized and unrealized gains (losses)
Recorded to income	(6.0)	1.7	(4.3)	2.9
Recorded to regulatory assets—gas costs	3.0	—	3.0	3.0
Transfers into Level 3	0.1	—	0.1	—
Purchases	—	2.0	2.0	—
Settlements	0.8	0.9	1.7	(1.2)
Balance at June 30, 2017	$(152.3)	$(3.8)	$(156.1)	$(150.7)
Three Months Ended June 30, 2016
Balance at April 1, 2016	$(204.3)	$(30.5)	$(234.8)	$(194.3)
Realized and unrealized gains (losses)
Recorded to income	(8.9)	22.5	13.6	(21.6)
Recorded to regulatory assets—gas costs	(27.6)	—	(27.6)	(27.6)
Transfers into Level 3	0.1	—	0.1	—
Transfers out of Level 3	(0.2)	—	(0.2)	—
Purchases	—	(10.7)	(10.7)	—
Settlements	0.4	8.0	8.4	0.2
Balance at June 30, 2016	$(240.5)	$(10.7)	$(251.2)	$(243.3)
Nine Months Ended June 30, 2017
Balance at October 1, 2016	$(264.1)	$(9.1)	$(273.2)	$(251.6)
Realized and unrealized gains (losses)
Recorded to income	46.6	(2.5)	44.1	34.7
Recorded to regulatory assets—gas costs	55.4	—	55.4	55.4
Transfers into Level 3	(0.7)	—	(0.7)	(0.4)
Transfers out of Level 3	(0.5)	—	(0.5)	(0.3)
Purchases	—	(1.0)	(1.0)	—
Settlements	11.0	8.8	19.8	11.5
Balance at June 30, 2017	$(152.3)	$(3.8)	$(156.1)	$(150.7)
Nine Months Ended June 30, 2016
Balance at October 1, 2015	$(309.7)	$(16.0)	$(325.7)	$(281.1)
Realized and unrealized gains (losses)
Recorded to income	34.6	(14.2)	20.4	3.3
Recorded to regulatory assets—gas costs	15.9	—	15.9	15.9
Transfers into Level 3	(0.8)	—	(0.8)	(0.2)
Transfers out of Level 3	8.7	—	8.7	8.8
Purchases	—	(4.4)	(4.4)	—
Settlements	10.8	23.9	34.7	10.0
Balance at June 30, 2016	$(240.5)	$(10.7)	$(251.2)	$(243.3)
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
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

The table below sets forth the line items on the statements of income to which amounts are recorded for the three and nine months ended June 30, 2017 and 2016, respectively, related to fair value measurements using significant Level 3 inputs.

Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
	WGL Holdings, Inc.			Washington Gas Light Company
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Total	Total - Natural Gas Related Derivatives
Three Months Ended June 30, 2017
Operating revenues—non-utility	$(8.9)	$(1.1)	$(10.0)	$—
Utility cost of gas	2.9	—	2.9	2.9
Non-utility cost of energy-related sales	—	2.8	2.8	—
Total	$(6.0)	$1.7	$(4.3)	$2.9
Three Months Ended June 30, 2016
Operating revenues—non-utility	$6.5	$(17.4)	$(10.9)	$—
Utility cost of gas	(21.6)	—	(21.6)	(21.6)
Non-utility cost of energy-related sales	6.2	39.9	46.1	—
Total	$(8.9)	$22.5	$13.6	$(21.6)
Nine Months Ended June 30, 2017
Operating revenues—non-utility	$6.3	$(9.6)	$(3.3)	$—
Utility cost of gas	34.7	—	34.7	34.7
Non-utility cost of energy-related sales	5.6	7.1	12.7	—
Total	$46.6	$(2.5)	$44.1	$34.7
Nine Months Ended June 30, 2016
Operating revenues—non-utility	$22.5	$(25.9)	$(3.4)	$—
Utility cost of gas	3.3	—	3.3	3.3
Non-utility cost of energy-related sales	8.8	11.7	20.5	—
Total	$34.6	$(14.2)	$20.4	$3.3
Unrealized gains (losses) attributable to derivative assets and liabilities measured using significant Level 3 inputs were recorded as follows, for the three and nine months ended June 30, 2017 and 2016, respectively.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Unrealized Gains (Losses) Recorded for Level 3 Measurements
	WGL Holdings, Inc.			Washington Gas Light Company
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Total	Total - Natural Gas Related Derivatives
Three Months Ended June 30, 2017
Recorded to income
Operating revenues—non-utility	$(7.1)	$5.1	$(2.0)	$—
Utility cost of gas	2.6	—	2.6	2.6
Non-utility cost of energy-related sales	(0.2)	2.0	1.8	—
Recorded to regulatory assets—gas costs	2.7	—	2.7	2.7
Total	$(2.0)	$7.1	$5.1	$5.3
Three Months Ended June 30, 2016
Recorded to income
Operating revenues—non-utility	$6.7	$(10.3)	$(3.6)	$—
Utility cost of gas	(22.2)	—	(22.2)	(22.2)
Non-utility cost of energy-related sales	5.2	33.2	38.4	—
Recorded to regulatory assets—gas costs	(28.9)	—	(28.9)	(28.9)
Total	$(39.2)	$22.9	$(16.3)	$(51.1)
Nine Months Ended June 30, 2017
Recorded to income
Operating revenues—non-utility	$5.2	$4.0	$9.2	$—
Utility cost of gas	22.4	—	22.4	22.4
Non-utility cost of energy-related sales	(0.1)	8.4	8.3	—
Recorded to regulatory assets—gas costs	38.0	—	38.0	38.0
Total	$65.5	$12.4	$77.9	$60.4
Nine Months Ended June 30, 2016
Recorded to income
Operating revenues—non-utility	$26.1	$(6.7)	$19.4	$—
Utility cost of gas	(0.2)	—	(0.2)	(0.2)
Non-utility cost of energy-related sales	2.6	15.1	17.7	—
Recorded to regulatory assets—gas costs	9.2	—	9.2	9.2
Total	$37.7	$8.4	$46.1	$9.0
The following table presents the carrying amounts and estimated fair values of our financial instruments at June 30, 2017 and September 30, 2016.

WGL Holdings, Inc. Fair Value of Financial Instruments
	June 30, 2017		September 30, 2016
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Money market funds(a)	$15.4	$15.4	$10.6	$10.6
Other short-term investments(a)	$0.1	$0.1	$1.4	$1.4
Commercial paper (b)	$486.0	$486.0	$269.0	$269.0
Project financing (b)	$52.9	$52.9	$62.4	$62.4
Long-term debt(c)	$1,235.6	$1,378.8	$1,435.0	$1,641.9

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Washington Gas Light Company Fair Value of Financial Instruments
	June 30, 2017		September 30, 2016
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Money market funds (a)	$8.7	$8.7	$5.0	$5.0
Other short-term investments (a)	$0.1	$0.1	$1.4	$1.4
Commercial paper (b)	$161.0	$161.0	$42.0	$42.0
Project financing (b)	$41.8	$41.8	$62.4	$62.4
Long-term debt (c)	$939.3	$1,073.2	$939.0	$1,126.4

(a)	Balance is located in cash and cash equivalents in the accompanying balance sheets. These amounts may be offset by outstanding checks.

(b)	Balance is located in notes payable in the accompanying balance sheets.

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

Our money market funds are Level 1 valuations and their carrying amount approximates fair value. Other short-term investments are primarily overnight investment accounts; their carrying amount approximates fair value based on Level 2 inputs. The maturity of our commercial paper outstanding at both June 30, 2017 and September 30, 2016 is under 30 days. Due to the short-term nature of these notes, the carrying cost of our commercial paper approximates fair value using Level 2 inputs. Due to the nature of our project financing arrangements, the carrying cost approximates fair value using Level 2 inputs. Neither WGL’s nor Washington Gas’ long-term debt is actively traded. The fair value of long-term debt was estimated based on the quoted market prices of the U.S. Treasury issues having a similar term to maturity, adjusted for the credit quality of the debt issuer, WGL or Washington Gas. Our long-term debt fair value measurement is classified as Level 3.

NOTE 10. OPERATING SEGMENT REPORTING
We have four reportable operating segments: regulated utility, retail energy-marketing, commercial energy systems and midstream energy services. The division of these segments into separate revenue generating components is based upon regulation, products and services. Our chief operating decision maker is our Chief Executive Officer and we evaluate segment performance based on Earnings Before Interest and Taxes (EBIT). EBIT is defined as earnings before interest and taxes net of amounts attributable to non-controlling interests. Items we do not include in EBIT are interest expense, intercompany financing activity, dividends on Washington Gas preferred stock, and income taxes. EBIT includes transactions between reportable segments. We also evaluate our operating segments based on other relevant factors, such as penetration into their respective markets and return on equity.
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
The following tables present operating segment information for the three and nine months ended June 30, 2017 and 2016.

Operating Segment Financial Information
(In thousands)	Operating Revenues(a)	Depreciation and Amortization	Equity in Earnings of Unconsolidated Affiliates	EBIT	Total Assets	Capital Expenditures	Equity Method Investments
Three Months Ended June 30, 2017
Regulated utility	$203,186	$33,217	$—	$11,226	$4,780,169	$72,750	$—
Retail energy-marketing	250,025	281	—	4,335	522,496	(125)	—
Commercial energy systems(b)	25,645	5,585	2,355	14,354	987,827	13,062	76,341
Midstream energy services	4,540	2	5,153	7,651	650,204	—	348,963
Other activities	—	—	—	(1,622)	354,465	—	—
Eliminations(c)	(9,032)	9	—	(138)	(921,668)	—	—
Total consolidated	$474,364	$39,094	$7,508	$35,806	$6,373,493	$85,687	$425,304
Three Months Ended June 30, 2016
Regulated utility	$187,077	$29,632	$—	$(20,458)	$4,462,946	$106,773	$—
Retail energy-marketing	266,214	233	—	49,544	473,766	768	—
Commercial energy systems	20,842	3,900	2,162	8,286	779,516	34,125	65,289
Midstream energy services	(17,989)	26	2,365	(16,908)	433,384	—	217,491
Other activities	—	—	—	(517)	198,905	—	—
Eliminations(c)	(15,557)	(5)	—	178	(612,656)	—	—
Total consolidated	$440,587	$33,786	$4,527	$20,125	$5,735,861	$141,666	$282,780
Nine Months Ended June 30, 2017
Regulated utility	$1,012,193	$97,349	$—	$279,114	$4,780,169	$281,043	$—
Retail energy-marketing	873,625	859	—	42,775	522,496	609	—
Commercial energy systems(b)	61,482	15,210	7,185	27,564	987,827	70,580	76,341
Midstream energy services	18,173	21	7,932	21,160	650,204	—	348,963
Other activities	—	—	—	(17,887)	354,465	—	—
Eliminations(c)	(39,872)	48	—	(502)	(921,668)	—	—
Total consolidated	$1,925,601	$113,487	$15,117	$352,224	$6,373,493	$352,232	$425,304
Nine Months Ended June 30, 2016
Regulated utility	$934,347	$86,318	$—	$243,102	$4,462,946	$267,230	$—
Retail energy-marketing	925,180	872	—	52,055	473,766	7,595	—
Commercial energy systems	57,066	11,105	5,554	10,251	779,516	73,769	65,289
Midstream energy services	16,223	97	5,004	17,631	433,384	—	217,491
Other activities	—	—	—	(2,773)	198,905	—	—
Eliminations(c)	(43,156)	(24)	—	(416)	(612,656)	—	—
Total consolidated	$1,889,660	$98,368	$10,558	$319,850	$5,735,861	$348,594	$282,780

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

(c) Intersegment eliminations include any mark-to market valuations associated with trading activities between WGL Midstream and WGL Energy Services, intercompany loans and a timing difference between Commercial Energy Systems’ recognition of revenue for the sale of Renewable Energy Credits (RECs) to Retail Energy-Marketing and Retail Energy-Marketing’s recognition of the associated expense. Retail Energy-Marketing has recorded a portion of the RECs purchased as inventory to be used in future periods at which time they will be expensed.

The following table provides a reconciliation from EBIT to net income applicable to common stock.

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Total consolidated EBIT	$35,806	$20,125	$352,224	$319,850
Interest expense	25,062	12,998	55,552	38,757
Income tax expense	2,149	4,772	106,381	103,619
Dividends on Washington Gas Light Company preferred stock	330	330	990	990
Net income applicable to common stock	$8,265	$2,025	$189,301	$176,484
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

Consolidated Investments
Variable Interest Entities
At June 30, 2017, WGL's subsidiary, WGSW, Inc. was the primary beneficiary of SFGF, SFRC and SFGF II, as a result of its ability to direct the activities most significant to the economic performance of those entities. Accordingly, we have consolidated those VIE entities.
SFGF
On August 24, 2016, WGSW and a tax equity partner formed SFGF to acquire distributed generation solar projects in the State of Georgia that were developed by WGL Energy Systems. WGSW is the managing member and contributed cash equity equal to the purchase price of the solar projects less any contributions from the tax-equity partner. As of June 30, 2017, WGSW has contributed $16.8 million into the tax equity partnership.
WGL Energy Systems is the operations and maintenance provider and was the developer of the projects. Profits and losses are allocated between the partners under the HLBV method of accounting and the portion allocated to the tax equity partner is included in "Net income (loss) attributable to non-controlling interest" on the consolidated statements of income and is recorded to "Non-controlling interest" on the consolidated balance sheets.
SFRC
On October 28, 2016, WGSW and a tax equity partner formed SFRC to acquire distributed generation solar projects in the State of Minnesota that are developed by WGL Energy Systems. WGSW is the managing member and will provide cash equity equal to the purchase price of the solar projects less any contributions from the tax-equity partner. As of June 30, 2017, WGSW has contributed $13.5 million into the tax equity partnership.
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
SFGF II
On June 30, 2017, WGSW and a tax equity partner formed SFGF II to acquire distributed generation solar projects in the United States of America that are expected to be developed by WGL Energy Systems. WGSW is the managing member and will provide cash equity equal to the purchase price of the solar projects less any contributions from the tax-equity partner. As of June 30, 2017, no contributions have been made into the tax equity partnership.
WGL Energy Systems will be the operations and maintenance provider and the developer of the projects. Profits and losses are allocated between the partners under the HLBV method of accounting and the portion allocated to the tax equity partner is included in "Net income (loss) attributable to non-controlling interest" on the consolidated statements of income and is recorded to "Non-controlling interest" on the consolidated balance sheets.
The carrying amounts and classification of the consolidated VIEs’ assets and liabilities included in our condensed consolidated balance sheet at June 30, 2017 and September 30, 2016 are as follows:
WGL Holdings, Inc.
Balance Sheet Location of Consolidated Investments

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

(in millions)	June 30, 2017	September 30, 2016
Current assets	$2.1	$—
Non-current assets	56.9	13.2
Total assets	$59.0	$13.2
Current liabilities	0.4	0.6
Non-current liabilities	0.3	—
Total liabilities	$0.7	$0.6

Unconsolidated Investments
Variable Interest Entities
WGL has a variable interest in two investments which are considered unconsolidated VIEs:

•	Meade and

•	ASD.
At June 30, 2017, these VIEs were not consolidated because WGL and its subsidiaries were not the primary beneficiaries. The nature of WGL’s involvement with these investments lacks the characteristics of a controlling financial interest. WGL either does not have control over any of the non-consolidated VIEs’ activities that are economically significant to the VIEs and/or WGL does not have the obligation to absorb expected losses or the right to receive expected gains that could be significant to the VIE.
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
WGL Midstream plans to invest an estimated $410 million for a 55% interest in Meade. Although WGL Midstream holds greater than a 50% interest in Meade, Meade is accounted for under the equity method of accounting because WGL Midstream does not have the power to direct the activities most significant to the economic performance of Meade. Profits and losses are allocated under the HLBV method of accounting and are included in “Equity in earnings of unconsolidated affiliates” in the accompanying Consolidated Statement of Income and are added to or subtracted from the carrying amount of WGL’s investment balance. At June 30, 2017 and September 30, 2016, WGL Midstream held a $121.0 million and $80.8 million, respectively, equity method investment in Meade.
ASD
WGSW is a limited partner in ASD Solar LP (ASD), a limited partnership formed to own and operate a portfolio of residential solar projects, primarily rooftop photovoltaic power generation systems. As a limited partner, WGSW provided funding to the partnership but did not have power to direct the activities that most significantly affect the operations and economic performance of the entity. In January 2014, the funding commitment period ended for the partnership. As of June 30, 2017, ASD is being consolidated by the general partner, Solar Direct LLC (Solar Direct). Solar Direct is a wholly owned subsidiary of American Solar Direct Inc. (ASDI).
Our investment in ASD is accounted for under the HLBV equity method of accounting; any profits and losses are included in “Equity in earnings of unconsolidated affiliates” in the accompanying Consolidated Statement of Income and are added to or subtracted from the carrying amount of WGSW’s investment balance. At June 30, 2017 and September 30, 2016, WGSW held a $66.7 million and $66.1 million, respectively, equity method investment in ASD. At June 30, 2017, the carrying amount of

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

WGSW’s investment in ASD exceeded the amount of the underlying equity in net assets by $35.8 million due to WGSW recording additions to its investment in ASD’s net assets at fair value of contributions in accordance with GAAP. This basis difference is being amortized over the life of the assets.
In June 2017, ASDI filed for Chapter 7 bankruptcy as a result of financial difficulties. To ensure continuing operations of the partnership and minimal disruptions to the customers, WGSW petitioned the Bankruptcy Court to remove Solar Direct as manager of ASD operations and to approve the appointment of SF ASD LLC (SF ASD), a subsidiary of WGSW, which was formed to take over the management and operations of the partnership, as manager of ASD operations. On July 10, 2017, the Bankruptcy Court granted the bankruptcy trustee's emergency motion to assign management rights and control of ASD to SF ASD. This change in partnership control will result in the consolidation of the ASD partnership by WGL as of July 10, 2017. WGSW's equity method investment will be eliminated with its partnership interest with ASDI's non-controlling interest in ASD to be recognized at fair value. It is anticipated that an estimated gain of approximately $2.0 million will be recognized to other income based on the difference between WGSW's net investment in the partnership and WGSW's partnership interest measured at fair value. Associated with the financial difficulties of ASDI, in April 2017, WGL paid $2.1 million to satisfy a bank guarantee on behalf of ASDI.
The following table summarizes the preliminary fair value amounts of ASD assets and liabilities, as well as the non-controlling interest recorded at estimated fair value as of the date of control.

(in millions)	Preliminary Estimated Fair Value
Current assets	$1.1
Other assets	0.8
Property, plant and equipment	76.4
Total assets	$78.3
Current liabilities	0.9
Other liabilities	27.0
Total liabilities	$27.9
Net assets	$50.4

Non-controlling interest	$0.5
WGSW equity interest	$49.9
Property, plant and equipment represent residential solar assets that were measured at estimated fair value using the income derived from discounted cash flows while the other liabilities represent deferred income tax credits, treasury grants and state government grants. The fair values were determined based on significant estimates and assumptions that are judgmental in nature, including projected cash flows and discount rates reflecting inherent risk in the future cash flows. Accounting guidance provides that the business combination value may be modified for up to one year from the date of the transaction to the extent that additional information is obtained about the facts and circumstances which existed as of the consolidation date. The valuation performed to assess fair value is preliminary and is expected to be finalized by the end of fiscal year 2017.
SunEdison
As of June 30, 2017, WGSW ended its agreement with SunEdison, Inc. (SunEdison) by assigning the master purchase agreement and master lease agreement with SunEdison to its newly formed affiliate, SF Echo LLC.
In April 2017, EchoFirst Finance Company LLC (EchoFirst), the subsidiary of SunEdison that was party to our master purchase and lease agreements filed a voluntary petition with the United States Bankruptcy Court for relief under Title 11 of the United States Code. In April 2016, SunEdison filed a voluntary bankruptcy petition with the United States Bankruptcy Court for relief under Title 11 of the United States Code.
In April 2017, we executed an assignment of the master lease agreement, master purchase agreement and the EchoFirst customer leases from SunEdison, allowing SunEdison to divest the WGSW lease arrangement. SF Echo, a wholly-owned subsidiary of WGSW, will operate and maintain the assets and be entitled to all cash flows from the assets for the remainder of their lease terms. The master lease between SF Echo and WGSW will be accounted for as a direct financing lease. SF Echo accounts for the customer leases as operating leases. The fair value of the assets did not result in any adjustments during the period. Our maximum financial exposure is limited to lease payment receivables from retail residential solar customers, future maintenance and performance payments and customer non-payments. On a quarterly basis, we will evaluate our lease receivables for credit losses.
SF Echo will record lease income in the accompanying condensed consolidated statements of income. WGSW did not hold an investment in SunEdison at June 30, 2017. Additionally, we had balances of $9.4 million of unamortized tax credits related

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

to the leased assets in "Unamortized investment tax credits" on the accompanying condensed consolidated balance sheets at June 30, 2017.
Non-VIE Investments
Constitution
In 2013, Constitution Pipeline Company, LLC (Constitution) was formed, with WGL Midstream as an investor. At June 30, 2017, WGL Midstream's share of the total forecasted cash contributions over the term of the construction agreement for Constitution is $95.5 million, reflecting a 10% share in the pipeline venture. This natural gas pipeline will transport natural gas from the Marcellus region in northern Pennsylvania to major northeastern markets. Constitution is accounted for under the equity method of accounting; any profits and losses are included in “Equity in earnings of unconsolidated affiliates” in the accompanying Consolidated Statement of Income and are added to or subtracted from the carrying amount of WGL’s investment balance. The equity method is considered appropriate because Constitution is an LLC with specific ownership accounts and ownership between five and fifty percent resulting in WGL Midstream maintaining a more than minor influence over the partnership operating and financing policies.
On April 22, 2016, the New York State Department of Environmental Conservation (NYSDEC) denied Constitution's application for a Section 401 Water Quality Certification (Section 401 Certification) for the pipeline, which is necessary for the construction and operation of the pipeline. Constitution has stated that it remains committed to pursuing the project and that it intends to pursue all available options to challenge the legality and appropriateness of NYSDEC’s decision. In May, 2016, Constitution filed actions in the U.S. Circuit Court of Appeals for the Second Circuit and the U.S. District Court for the Northern District of New York, respectively, appealing the decision and seeking declaratory judgment that the State of New York’s permitting authority is preempted by federal law. On March 16, 2017, the U.S. District Court for the Northern District of New York issued an order ruling, without prejudice, that it lacked subject matter jurisdiction to hear Constitution's complaint.
In light of the forgoing matters, Constitution has revised its target in-service date to as early as the first half of 2019, which assumes the timely receipt of a Notice to Proceed from the FERC. We can give no assurance, however, that Constitution’s efforts to obtain the Section 401 Certification will be successful. At June 30, 2017 and September 30, 2016, we held a $38.5 million and $38.6 million equity method investment in Constitution, respectively. We have evaluated our investment in Constitution for other than temporary impairment as of June 30, 2017. Our impairment assessment used income and market approaches in determining the fair value of our investment in Constitution, including consideration of the severity and duration of any decline in fair value of our investment in the project. Our key inputs included, but are not limited to, significant management judgments and estimates, including projections of the project’s cash flows, selection of a discount rate, market multipliers and probability weighting of potential outcomes of legal and regulatory proceedings. At this time, we do not have an other than temporary impairment and have not recorded any impairment charge to reduce the carrying value of our investment. If Constitution is ultimately unable to obtain the Section 401 Certification or other future developments or indicators of an unfavorable resolution arise subsequently, an impairment charge of up to substantially all of our investment in the capitalized project costs may be required. It is also possible that Constitution could incur certain supplier-related costs in the event of a prolonged delay or termination of the project. We will continue to monitor and update our impairment analysis as required.
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
WGL Midstream expects to invest in scheduled capital contributions through the in-service date of the pipeline, its pro rata share (based on its 10% equity interest) of project costs, an estimated aggregate amount of approximately $327.6 million. At June 30, 2017 and September 30, 2016, WGL Midstream held a $52.3 million and $22.5 million equity method investment in Mountain Valley, respectively. The equity method is considered appropriate because Mountain Valley is an LLC with specific ownership accounts and ownership between five and fifty percent resulting in WGL Midstream maintaining a more than minor influence over the partnership operating and financing policies.

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
Stonewall System
WGL Midstream has a 30% equity interest in an entity that owns and operates certain assets known as the Stonewall Gas Gathering System (the Stonewall System). WGL Midstream paid $89.4 million to acquire the equity interest pursuant to an option that WGL Midstream previously acquired. During the nine months ended June 30, 2017, WGL Midstream contributed an additional $45.5 million related to retiring debt at the entity level. The Stonewall System has the capacity to gather up to 1.4 billion cubic feet of natural gas per day from the Marcellus production region in West Virginia, and connects with an interstate pipeline system that serves markets in the mid-Atlantic region.
WGL Midstream held a $137.2 million and $95.5 million equity method investment in the Stonewall System at June 30, 2017 and September 30, 2016, respectively. The equity method is considered appropriate because the Stonewall System is an LLC with specific ownership accounts and ownership between five and fifty percent resulting in WGL Midstream maintaining a more than minor influence over the partnership operating and financing policies.
The carrying amount of WGL Midstream's investment in the Stonewall System exceeded the amount of the underlying equity in net assets by $8.9 million, which is being amortized over the life of the assets. Profits and losses are allocated under the HLBV method of accounting and are included in “Equity in earnings of unconsolidated affiliates” in the accompanying Consolidated Statement of Income and are added to or subtracted from the carrying amount of WGL’s investment balance.
Nextility-Lease Settlement and Assignment
During the nine months ended June 30, 2017, WGSW terminated its sale/leaseback agreement with Nextility and entered into a new lease agreement with another unrelated third party, with significantly reduced payments and lease terms. Based on the lease classification criteria per ASC Topic 840, it was determined that the new lease is an operating lease. As a result, the net investment of $5.4 million on the consolidated balance sheet was eliminated. The solar assets were recorded at present fair value using the income approach as $4.0 million to "Property, plant and equipment" and $1.4 million was recorded as a receivable. The unamortized investment tax credits (ITC) balance associated with these assets continue to be deferred and amortized over the assets' useful life. As of June 30, 2017, the deferred net ITC receivable related to these assets is $3.0 million. In May 2017, Nextility informed WGSW that it was unable to finalize a financing arrangement and is in the process of winding down its business. A $1.0 million reserve was recorded for the receivable due from Nextility as part of the settlement to terminate the sale/leaseback agreement.
SFEE
During the nine months ended June 30, 2017, WGSW and a tax equity partner formed SFEE to acquire distributed generation solar projects that are developed by a third-party developer or WGL Energy Systems. New projects will be designed and constructed under long-term power purchase agreements. As of June 30, 2017, WGSW has contributed $6.5 million and held an $9.6 million interest in SFEE.
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
The following tables present summary information about our unconsolidated VIEs and non-VIEs:
WGL Holdings, Inc.
Balance Sheet Location of Unconsolidated Investments

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Solar Investments		Pipelines
(in millions)	VIEs(a)	Non-VIEs(b)	VIEs(c)	Non-VIEs(d)	Total
June 30, 2017
Assets
Investments in unconsolidated affiliates	$66.7	$9.6	$121.0	$228.0	$425.3
Total assets	$66.7	$9.6	$121.0	$228.0	$425.3
September 30, 2016
Assets
Investments in unconsolidated affiliates	$66.1	$—	$80.8	$156.6	$303.5
Investments in direct financing leases, capital leases(e)	29.8	—	—	—	29.8
Accounts receivable(e)	1.1	—	—	9.2	10.3
Total assets	$97.0	$—	$80.8	$165.8	$343.6
(a) "Investments in unconsolidated affiliates" balance relates to equity method investment in ASD.
(b) Balance relates to interest held in SFEE.
(c) Balance relates to equity method investment in Meade.
(d) Balance relates to equity method investments in Constitution, Mountain Valley Pipeline and Stonewall System.
(e) Prior year balances relate to direct financing leases in Nextility and SunEdison.

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
Washington Gas has obtained third-party project financing on behalf of the Federal government to provide funds during the construction of certain energy management services projects entered into under Washington Gas' area- wide contract. In connection with work completed under the area-wide contract, the construction work is performed by WGL Energy Systems on behalf of Washington Gas and an amount is recorded in "Payables to associated companies" for work performed by WGL Energy Systems for which cash has not been transferred. Refer to Note 3—Short-Term Debt for further discussion of the project financing.
The following table presents the receivables from and payables to associated companies as of June 30, 2017 and September 30, 2016.

Washington Gas Receivables From / Payables To Associated Companies
(In millions)	June 30, 2017	September 30, 2016
Receivables from Associated Companies	$16.1	$13.8
Payables to Associated Companies	$91.5	$65.8
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

Washington Gas - Gas Balancing Service Charges
	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions)	2017	2016	2017	2016
Gas balancing service charge	$4.2	$5.5	$19.9	$21.7
As a result of these balancing services, an imbalance is created for volumes of natural gas received by Washington Gas that are not equal to the volumes of natural gas delivered to customers of the energy marketers. At June 30, 2017, WGL Energy Services recognized accounts receivable from Washington Gas of $3.0 million related to an imbalance in gas volumes. At September 30, 2016, WGL Energy Services recognized accounts payable to Washington Gas of $0.8 million related to an imbalance in gas volumes. Due to regulatory treatment, these payables and receivables are not eliminated in the consolidated financial statements of WGL. Refer to Note 1—Accounting Policies of the Notes to Consolidated Financial Statements of the combined Annual Report on Form 10-K for the fiscal year ended September 30, 2016 for further discussion of these imbalance transactions.

Washington Gas participates in a purchase of receivables (POR) program as approved by the Maryland Public Service Commission (PSC of MD), whereby it purchases receivables from participating energy marketers at approved discount rates. In addition, WGL Energy Services participates in POR programs with certain Maryland and Pennsylvania utilities, whereby it sells its receivables to various utilities, including Washington Gas, at approved discount rates. The receivables purchased by Washington Gas are included in “Accounts receivable” in the accompanying balance sheet. Any activity between Washington Gas and WGL Energy Services related to the POR program has been eliminated in the accompanying financial statements for WGL. At June 30, 2017 and September 30, 2016, Washington Gas had balances of $3.9 million and $4.2 million, respectively, of purchased receivables from WGL Energy Services.

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

Interim rates went into effect, subject to refund, in the December 2016 billing cycle. Intervenors filed testimony on January 31, 2017, Staff of the SCC of VA filed testimony on February 28, 2017 and Washington Gas filed its rebuttal testimony on March 28, 2017. On April 17, 2017, Washington Gas filed with the SCC of VA a unanimous settlement as to a specific annual revenue increase, but not as to a specific return on equity, specific accounting adjustments, or specific ratemaking methodologies, except as otherwise set forth therein. The Stipulation sets forth, for purposes of settlement, a base rate increase of $34 million ($14.1 million net of Washington Gas' Steps to Advance Virginia’s Energy (SAVE) Plan costs which are currently recovered through monthly surcharges). For purposes of the settlement, the mid-point of the return on equity range of 9.0-10.0% will be used in any application or filing, other than a change in base rates, effective December 1, 2016. On June 30, 2017, the Chief Hearing Examiner issued a report recommending that the Commission approve the Stipulation. The Stipulation is pending review and approval by the SCC of VA. Refunds to customers, which have been accrued by Washington Gas at June 30, 2017, will be made related to the interim billings based on the SCC of VA approval of the Stipulation and rates.

FINANCIAL GUARANTEES
WGL has guaranteed payments primarily for certain commitments on behalf of certain subsidiaries. At June 30, 2017, these guarantees totaled $30.7 million, $168.8 million, $114.0 million and $404.3 million for Washington Gas, WGL Energy Services, WGL Energy Systems and WGL Midstream, respectively. At June 30, 2017, WGL also had guarantees on behalf of other subsidiaries totaling $2.2 million. The amount of such guarantees is periodically adjusted to reflect changes in the level of WGL's financial exposure related to these commitments. For all of our financial guarantees, WGL may cancel any or all future obligations upon written notice to the counterparty, but WGL would continue to be responsible for the obligations created under the guarantees prior to the effective date of the cancellation. WGL has also guaranteed payments for certain of our external partners. At June 30, 2017, the maximum potential amount of future payments under the guarantees for external parties totaled $13.6 million.

ANTERO CONTRACT
Washington Gas and WGL Midstream contracted in June 2014 with Antero Resources Corporation (Antero) to buy gas from Antero at invoiced prices based on an index, and at a delivery point, specified in the contracts.  Since deliveries began, however, the index price paid has been more than the fair market value at the same physical delivery point, resulting in losses to date of $23.0 million. Accordingly, Washington Gas and WGL Midstream notified Antero that it sought to apply a provision of the contracts that would permit a new index to be established.  Antero objected, claiming that the contract provisions permitting re-pricing did not apply, unless Antero itself chose to sell gas at cheaper prices at the delivery point (which Antero claimed it had not).  The dispute was arbitrated in January 2017, and the arbitral tribunal ruled in favor of Antero on the applicability of the re-pricing mechanism.  However, the tribunal ruled that it lacked authority to determine whether Antero was in breach of its obligation to deliver gas to Washington Gas and WGL Midstream at a point where they could obtain the higher pricing. Accordingly, Washington Gas and WGL Midstream have filed suit in state court in Colorado for a determination of this issue. Antero moved to dismiss the suit and its motion to dismiss has been denied. Washington Gas and WGL Midstream have filed a motion for partial summary judgment, seeking the Court to declare that Antero is in breach of its obligation to deliver gas at the TCO Pool, leaving for trial only the issue of damages.  Antero has opposed the motion, and the motion is pending before the court for ruling. Antero has filed a counterclaim alleging breach of contract. Antero alleges that Washington Gas and WGL Midstream failed to purchase specified daily quantities of gas, and refused to pay invoiced cover damages and that Washington

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Gas and WGL Midstream are in continuing breach of their obligations in this respect. Antero seeks unspecified damages in an amount to be proved at trial. Washington Gas and WGL Midstream have filed an answer opposing this counterclaim.

SILVER SPRING, MARYLAND INCIDENT
Washington Gas continues to support the investigation by the NTSB into the August 10, 2016 explosion and fire at an apartment complex on Arliss Street in Silver Spring, Maryland, the cause of which has not been determined.  Additional information will be made available by the NTSB at the appropriate time. On November 2, 2016, two civil actions were filed in the District of Columbia Superior Court against WGL and Washington Gas (as well as a property management company that is not affiliated with WGL or Washington Gas), by residents of the apartment complex. In one lawsuit, twenty-nine plaintiffs seek unspecified damages for, among others, wrongful death and personal injury. The other action is a class action suit seeking total damages stated to be less than $5 million for, among others, property damage and various counts relating to the loss of the use of the premises. Both actions allege causes of action for negligence, product liability, and declaratory relief. Thirty-two civil actions have been filed in the Circuit Court for Montgomery County, Maryland seeking unspecified damages for personal injury and property damage. We maintain excess liability insurance coverage from highly-rated insurers, subject to a nominal self-insured retention. We believe that this coverage will be sufficient to cover any significant liability to it that may result from this incident. Management is unable to determine a range of potential losses that are reasonably possible of occurring and therefore we have not recorded a reserve associated with this incident. Washington Gas was invited by the NTSB to be a party to the investigation and in that capacity continues to work closely with the NTSB to help determine the cause of this incident.
NOTE 14. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

The following table shows the components of net periodic benefit costs (income) recognized in our financial statements during the three and nine months ended June 30, 2017 and 2016.

Components of Net Periodic Benefit Costs (Income)
	Three Months Ended June 30,
	2017		2016
(In millions)	Pension Benefits	Health and Life Benefits	Pension Benefits	Health and Life Benefits
Service cost	$4.1	$1.4	$3.6	$1.2
Interest cost	9.6	2.9	10.3	3.2
Expected return on plan assets	(10.3)	(5.5)	(10.2)	(5.1)
Amortization of prior service cost (credit)	0.1	(4.4)	—	(4.4)
Amortization of net actuarial loss	5.5	0.2	4.3	0.3
Net periodic benefit cost (income)	9.0	(5.4)	8.0	(4.8)
Amount allocated to construction projects	(1.6)	1.1	(1.5)	1.1
Amount deferred as regulatory asset/liability—net	1.8	—	1.8	(0.1)
Amount charged (credited) to expense	$9.2	$(4.3)	$8.3	$(3.8)
	Nine Months Ended June 30,
	2017		2016
Service cost	$12.3	$4.3	$10.7	$3.4
Interest cost	28.8	8.7	31.0	9.8
Expected return on plan assets	(30.8)	(16.6)	(30.7)	(15.3)
Amortization of prior service cost (credit)	0.3	(13.2)	0.2	(13.2)
Amortization of net actuarial loss	16.5	0.6	12.7	0.9
Net periodic benefit cost (income)	27.1	(16.2)	23.9	(14.4)
Amount allocated to construction projects	(4.9)	3.5	(4.1)	3.0
Amount deferred as regulatory asset/liability—net	5.3	(0.1)	5.3	(0.2)
Amount charged (credited) to expense	$27.5	$(12.8)	$25.1	$(11.6)
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
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables show the changes in accumulated other comprehensive income (loss) for WGL and Washington Gas by component for the three and nine months ended June 30, 2017 and 2016.

WGL Holdings, Inc. Changes in Accumulated Other Comprehensive Loss by Component
(In thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Beginning Balance	$(8,874)	$(24,258)	$(38,539)	$(14,236)
Qualified cash flow hedging instruments(a)	51	(16,995)	49,556	(34,545)
Change in prior service credit(b)	(217)	(216)	(651)	(644)
Amortization of actuarial loss(b)	588	420	1,763	1,258
Current-period other comprehensive income (loss)	422	(16,791)	50,668	(33,931)
Income tax expense (benefit) related to other comprehensive income (loss)	235	(6,969)	20,816	(14,087)
Ending Balance	$(8,687)	$(34,080)	$(8,687)	$(34,080)

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

Washington Gas Light Company Changes in Accumulated Other Comprehensive Loss by Component
(In thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Beginning Balance	$(7,383)	$(6,464)	$(7,830)	$(6,712)
Change in prior service credit(a)	(217)	(216)	(651)	(644)
Amortization of actuarial loss(a)	588	420	1,763	1,258
Current-period other comprehensive income	371	204	1,112	614
Income tax expense related to other comprehensive income	145	82	439	244
Ending Balance	$(7,157)	$(6,342)	$(7,157)	$(6,342)

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost. Refer to Note 14-Pension and other post-retirement benefit plans for additional details.

NOTE 16. PLANNED MERGER WITH ALTAGAS LTD.

On January 25, 2017, WGL entered into an agreement and plan of merger (Merger Agreement) to combine with AltaGas in an all cash transaction valued at approximately $6.4 billion. The Merger Agreement provides for the merger of a newly formed indirect wholly-owned subsidiary of AltaGas with and into WGL, with WGL continuing as the surviving corporation in the merger (the Merger) and becoming an indirect wholly-owned subsidiary of AltaGas. Subject to the terms and conditions set forth in the Merger Agreement, at the Effective Time (as defined in the Merger Agreement) of the Merger, WGL shareholders will receive $88.25 in cash, without interest, for each share of WGL common stock issued and outstanding immediately prior to the Effective Time (as defined in the Merger Agreement). The Boards of Directors of each of WGL and AltaGas have unanimously approved the Merger, which is expected to close in the second quarter of 2018.

Consummation of the Merger is subject to the satisfaction or waiver of specified closing conditions, including, among others, the approval of the Merger by the holders of more than two-thirds of the outstanding shares of WGL common stock, which approval occurred on May 10, 2017, and approvals required from the PSC of DC, the PSC of MD and the SCC of VA. WGL and AltaGas have also submitted the transaction for review by the Committee on Foreign Investment in the United States

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

(CFIUS). The Merger Agreement is also subject to FERC approval, which was obtained on July 6, 2017, and expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR), which occurred on July 17, 2017. The Merger Agreement also contains customary representations, warranties and covenants of both WGL and AltaGas. These covenants include, among others, an obligation on behalf of WGL to operate its business in the ordinary course until the Merger is consummated, subject to certain exceptions.

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

Maryland

On April 24, 2017, AltaGas, WGL and Washington Gas filed an application with the PSC of MD seeking approval of the Merger Agreement. On April 26, 2017, the PSC of MD issued an order scheduling a pre-hearing conference on May 30, 2017, to set a procedural schedule for the proceeding, to consider any petition to intervene that have been filed, and to consider any other preliminary matters requested by the parties. Maryland law requires the PSC of MD to approve a merger subject to its review if it finds that the merger agreement is consistent with the public interest, convenience and necessity, including benefits and no harm to consumers. In making this determination, the PSC of MD is required to consider the following criteria: (i) the potential impact of the acquisition on rates and charges paid by customers and on the services and conditions of operation of the public service company; (ii) the potential impact of the acquisition on continuing investment needs for the maintenance of

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (concluded)
Notes to Condensed Consolidated Financial Statements (Unaudited)

utility services, plant, and related infrastructure; (iii) the proposed capital structure that will result from the acquisition, including allocation of earnings from Washington Gas; (iv) the potential effects on employment; (v) the projected allocation of any savings that are expected between stockholders and rate payers; (vi) issues of reliability, quality of service, and quality of customer service; (vii) the potential impact of the acquisition on community investment; (viii) affiliate and cross-subsidization issues; (ix) the use or pledge of utility assets for the benefit of an affiliate; (x) jurisdictional and choice-of-law issues; (xi) whether it is necessary to revise the PSC of MD's ring-fencing and code of conduct regulations in light of the acquisition; and (xii) any other issues the PSC of MD considers relevant to the assessment of the acquisition in relation to the public interest, convenience, and necessity. The PSC of MD is required to issue an order within 180 days of the date the application was filed, but may extend the date by 45 days for good cause. An order is expected by December 5, 2017.

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

Committee on Foreign Investment in the United States

On April 24, 2017, AltaGas, WGL and Washington Gas, filed a joint voluntary notice with the CFIUS.

HSR

On June 15, 2017, AltaGas and WGL submitted to the Federal Trade Commission and the Antitrust Division of the Department of Justice completed Premerger Notification and Report Forms with respect to the proposed acquisition by AltaGas Ltd. of certain voting securities of WGL. The waiting period required by Section 7A(b)(1) of the Clayton Act, 15 U.S.C. Section 18a(b)(1) (aka the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended) expired on July 17, 2017.  The expiration of the Clayton Act’s waiting period deems the Merger approved by the Federal Trade Commission and the Department of Justice.

FERC

On April 24, 2017, AltaGas and WGL Energy Services submitted to FERC a Joint Application for Authorization of Disposition of Jurisdictional Assets and Merger under Section 203 of the Federal Power Act. Under that section, FERC shall approve a merger if it finds that the proposed transaction will be consistent with the public interest. In making this determination, the FERC will consider the following criteria: (i) horizontal competition analysis; (ii) vertical competition issues; (iii) no adverse effect on rates; (iv) no adverse effect on regulation; and (v) no improper cross-subsidization. On July 6, 2017, the FERC issued an order authorizing the Merger, concluding that the proposed transaction is consistent with the public interest.

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

Regulated Utility Operating Segment

The regulated utility operating segment is composed of our core subsidiary, Washington Gas. Washington Gas engages in the delivery and sale of natural gas that is regulated by regulatory commissions in the District of Columbia, Maryland and Virginia. During the third quarter, our utility earnings showed improved results primarily due to (i) higher unrealized margins associated with our asset optimization program (ii) new base rates in Virginia and the District of Columbia, (iii) increased customer growth of approximately 12,000 and (iv) lower operation and maintenance expenses. Partially offsetting these favorable variances were higher depreciation and amortization expenses.

Retail Energy-Marketing Operating Segment

We offer competitively priced natural gas, electricity and energy from renewable sources to customers through WGL Energy Services, our non-utility retail energy-marketing subsidiary. This quarter, this segment saw lower earnings due to lower natural gas margins resulting from (i) lower portfolio optimization, (ii) unfavorable weather and price conditions and (iii) lower realized and unrealized margins. Electricity margins were lower due to higher capacity charges from the regional power grid operator (PJM) associated with fixed-price retail contracts.

Commercial Energy Systems Operating Segment
Through WGL Energy Systems and WGSW, we offer efficient and sustainable commercial energy solutions focused on owning and operating distributed generation assets such as Solar Photovoltaic (Solar PV) systems and upgrading energy related systems of large government and commercial facilities. During the quarter this segment continued to deliver improved results. Growth is attributed to increased growth in distributed generation assets in service, including increased solar renewable energy credit sales and higher earnings from alternative energy investments, including tax equity ventures.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Partially offsetting these favorable variances were lower revenues from the energy-efficiency contracting business due to the completion of certain projects and higher expenses related to business development costs.

Midstream Energy Services Operating Segment
WGL Midstream specializes in the investment, management, development and optimization of natural gas storage and transportation midstream infrastructure projects. Improved results for the quarter primarily reflects: (i) higher valuations and realized margins related to storage inventory and the associated economic hedging transactions, (ii) higher realized margins on our transportation strategies, and (iii) higher income related to our pipeline investments. Partially offsetting these increases are lower valuations on our derivative contracts associated with our long-term transportation strategies.

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

Planned Merger with AltaGas
On January 25, 2017, WGL entered into the Merger Agreement to combine with AltaGas in an all cash transaction valued at approximately $6.4 billion. The Boards of Directors of each of WGL and AltaGas have unanimously approved the Merger, which is expected to close in the second quarter of 2018. Subject to the conditions in the Merger Agreement, at the effective time of the Merger, WGL's shareholders will receive $88.25 in cash, without interest, for each share of WGL common stock issued and outstanding prior to the Effective Time (as defined in the Merger Agreement).
Consummation of the Merger is subject to the satisfaction or waiver of specified closing conditions, including, among others, the approval of the Merger by the holders of more than two-thirds of the outstanding shares of WGL common stock, which occurred on May 10, 2017 and approvals required from certain antitrust and other regulatory bodies. Should WGL terminate the Merger Agreement under specified circumstances, WGL may be obligated to pay AltaGas a termination fee of $136 million.
On April 24, 2017, joint applications for approval of the Merger were filed with the PSC of DC and with the PSC of MD. A joint petition for approval of the Merger was also filed with the SCC of VA, FERC, and CFIUS.

On June 15, 2017, AltaGas and WGL submitted to the Federal Trade Commission and the Antitrust Division of the Department of Justice completed Premerger Notification and Report Forms with respect to the proposed acquisition by AltaGas Ltd. of certain voting securities of WGL Holdings, Inc. The waiting period expired on July 17, 2017.  The expiration of the Clayton Act’s waiting period deems the Merger approved by the Federal Trade Commission and the Department of Justice.

On July 6, 2017, the FERC issued an order authorizing the Merger, concluding that the proposed transaction is consistent with the public interest.
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
For a description of these critical accounting policies, refer to Management’s Discussion within the 2016 Annual Report. There were no new critical accounting policies or changes to our critical accounting policies during the nine month period ended June 30, 2017.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

WGL HOLDINGS, INC.
RESULTS OF OPERATIONS—Three Months Ended June 30, 2017 vs. June 30, 2016
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
Summary Results
For the three months ended June 30, 2017, WGL reported net income applicable to common stock of $8.3 million, or $0.16 per share, compared to net income of $2.0 million, or $0.04 per share, reported for the three months ended June 30, 2016. For the twelve month periods ended June 30, 2017 and 2016, we earned a return on average common equity of 12.3% and 13.3%, respectively.
The following table summarizes our EBIT by operating segment for the three months ended June 30, 2017 and 2016.

Analysis of Consolidated Results
	Three Months Ended June 30,		Increase/
(In millions)	2017	2016	(Decrease)
EBIT:
Regulated utility	$11.2	$(20.5)	$31.7
Retail energy-marketing	4.3	49.5	(45.2)
Commercial energy systems	14.4	8.3	6.1
Midstream energy services	7.7	(16.9)	24.6
Other activities	(1.6)	(0.5)	(1.1)
Intersegment eliminations	(0.2)	0.2	(0.4)
Total	$35.8	$20.1	$15.7
Interest expense	25.1	13.0	12.1
Income tax expense	2.1	4.8	(2.7)
Dividends on Washington Gas preferred stock	0.3	0.3	—
Net income applicable to common stock	$8.3	$2.0	$6.3
EARNINGS PER AVERAGE COMMON SHARE
Basic	$0.16	$0.04	$0.12
Diluted	$0.16	$0.04	$0.12

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Regulated Utility Operating Results
The following table summarizes the regulated utility segment’s financial data for the three months ended June 30, 2017 and 2016.

Regulated Utility Financial Data
	Three Months Ended June 30,		Increase/
(In millions)	2017	2016	(Decrease)
Utility net revenues(1):
Operating revenues	$203.2	$187.1	$16.1
Less: Cost of gas	54.1	71.3	(17.2)
Revenue taxes	13.6	14.2	(0.6)
Total utility net revenues	135.5	101.6	33.9
Operation and maintenance	76.2	78.3	(2.1)
Depreciation and amortization	33.2	29.6	3.6
General taxes and other assessments	13.9	13.8	0.1
Other expenses—net	1.0	0.4	0.6
EBIT	$11.2	$(20.5)	$31.7
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
The comparison in EBIT primarily reflects the following:

•	new base rates in Virginia and the District of Columbia;

•	increased customer growth;

•	higher unrealized margins associated with our asset optimization program and

•	lower operation and maintenance expenses.
Partially offsetting these favorable variances were:

•	unfavorable effects of warmer weather in the District of Columbia and

•	higher depreciation and amortization expense related to our new billing system as well as the growth in our utility plant.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Utility Net Revenues. The following table provides the key factors contributing to the changes in the utility net revenues of the regulated utility segment between the three months ended June 30, 2017 and 2016.

Composition of Changes in Utility Net Revenues
(In millions)	Increase/ (Decrease)
Customer growth	$2.6
Estimated effects of weather and consumption patterns	(1.1)
Impact of rate case	8.4
Accelerated pipe replacement programs	(2.8)
Asset optimization:
Unrealized mark-to-market valuations	28.4
Other	(1.6)
Total	$33.9
Customer growth — Average active customer meters increased by approximately 12,000 for the three months ended June 30, 2017, compared to the same period of the prior fiscal year.
Estimated effects of weather and consumption patterns — Weather, when measured by heating degree days (HDDs), was 31.7% warmer and 33.8% colder than normal for the three months ended June 30, 2017 and 2016, respectively. In the District of Columbia, where Washington Gas does not have a billing mechanism or hedges to offset the effects of weather, the warmer weather for the three months ended June 30, 2017, resulted in a negative variance to net revenues. In addition, natural gas consumption patterns may also be affected by non-weather related factors such as customer conservation. Refer to the section entitled "Weather Risk" for a discussion of billing mechanisms in Maryland and Virginia, which are designed to eliminate the net revenue effects of variations in customer usage caused by weather and other factors such as conservation.
Impact of rate case - The increase in revenue reflects interim base rate billings, subject to refund, in Virginia, effective December 2016, as well as new rates in the District of Columbia, effective March 24, 2017. Refer to "Rates and Regulatory Matters" for further discussion of these matters. The increase in base rates for Virginia reflects approximately $3.6 million of revenue for plant expenditures that had been previously collected through the accelerated pipe replacement surcharge.
Accelerated pipe replacement programs — Project costs that had previously been collected through the accelerated replacement surcharge in Virginia have been transferred to base rates and are now reflected in the new interim base rate billings. New project costs in Virginia continue to be collected through this surcharge.
Asset optimization — We recorded unrealized gains of $3.2 million associated with our energy-related derivatives for the three months ended June 30, 2017, compared to an unrealized loss of $25.2 million reported for the same period of the prior fiscal year. When these derivatives settle, any unrealized amounts will ultimately reverse and Washington Gas will realize margins in combination with related transactions that these derivatives economically hedge. The change in the valuations is partially due to movements in unobservable inputs used in the valuation of long-dated forward contracts. We believe that these values are not reflective of our ultimate cash flows as these purchases are utilized in the optimization of our long-term natural gas transportation and storage capacity resources, the value of which is not reflected at fair value. Refer to the section entitled “Market Risk—Price Risk Related to the Regulated Utility Segment” for further discussion of our asset optimization program.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Operation and Maintenance Expenses. The following table provides the key factors contributing to the changes in operation and maintenance expenses of the regulated utility segment for the three months ended June 30, 2017 and 2016.

Composition of Changes in Operation and Maintenance Expenses
(In millions)	Increase/ (Decrease)
Employee incentives, direct labor costs and benefits	$(2.0)
System safety and integrity	(1.0)
Uncollectible accounts	1.2
Other	(0.3)
Total	$(2.1)

Employee incentives and direct labor costs — Washington Gas incurred less employee incentives and labor costs, net, for the three months ended June 30, 2017, over the same period of the previous fiscal year, as a result of a medical policy update which had the effect of decreasing the liability.
System safety and integrity — Washington Gas incurred lower utility operations costs, partially offset by the amortization of Distribution Integrity Management Program costs in Virginia. These costs are included in the new interim Virginia base rates.
Uncollectible Accounts — The increase in uncollectible accounts is primarily due to higher delinquencies in customer accounts receivable balances.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Retail Energy-Marketing
The following table depicts the retail energy-marketing segment’s financial data along with selected statistical data for the three months ended June 30, 2017 and 2016.

Retail Energy-Marketing Financial and Statistical Data
	Three Months Ended June 30,		Increase/
(In millions)	2017	2016	(Decrease)
Operating Results
Gross margins(1):
Operating revenues	$250.0	$266.2	$(16.2)
Less: Cost of energy	229.4	200.8	28.6
Revenue taxes	2.8	2.7	0.1
Total gross margins	17.8	62.7	(44.9)
Operation expenses	11.7	11.8	(0.1)
Depreciation and amortization	0.3	0.2	0.1
General taxes and other assessments	1.5	1.1	0.4
Other income (expenses) — net	—	(0.1)	0.1
EBIT	$4.3	$49.5	$(45.2)
Analysis of gross margins (In millions)
Natural gas
Realized margins	$9.8	$17.7	$(7.9)
Unrealized mark-to-market gains (losses)	(6.1)	21.5	(27.6)
Total gross margins—natural gas	$3.7	$39.2	$(35.5)
Electricity
Realized margins	$9.8	$11.8	$(2.0)
Unrealized mark-to-market gains	4.3	11.7	(7.4)
Total gross margins—electricity	$14.1	$23.5	$(9.4)
Total gross margins	$17.8	$62.7	$(44.9)
Other Retail Energy-Marketing Statistics
Natural gas
Therm sales (millions of therms)	113.5	144.3	(30.8)
Number of customers (end of period)	119,100	136,500	(17,400)
Electricity
Electricity sales (millions of kWhs)	3,048.4	3,201.9	(153.5)
Number of accounts (end of period)	117,100	130,200	(13,100)

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

The decrease in EBIT reflects lower realized natural gas margins primarily due to lower firm sales volumes and lower portfolio optimization. In addition, gas and electricity margins were lower due to less favorable prices this quarter when compared to the same quarter in the prior fiscal year. Period-to-period comparisons of quarterly gross margins for this segment can vary significantly and are not necessarily representative of expected annualized results.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Commercial Energy Systems
The table below represents the financial results of the commercial energy systems segment for the three months ended June 30, 2017 and 2016.

Commercial Energy Systems Segment Financial Information
	Three Months Ended June 30,		Increase/
(In millions)	2017	2016	(Decrease)
Operating revenues	$25.6	$20.8	$4.8
Operating expenses:
Cost of sales	8.2	7.4	0.8
Operations	6.1	5.5	0.6
Depreciation and amortization	5.6	3.9	1.7
General taxes and other assessments	0.1	0.1	—
Operating expenses	$20.0	$16.9	$3.1
Equity earnings	2.4	2.2	0.2
Other income	1.8	2.2	(0.4)
Less: Non-controlling interest	(4.6)	—	(4.6)
EBIT	$14.4	$8.3	$6.1
EBIT by division:
Energy-efficiency contracting	$—	$—	$—
Commercial distributed generation	7.5	6.5	1.0
Investments in distributed generation	6.9	1.8	5.1
Total	$14.4	$8.3	$6.1
The increase in EBIT reflects the growth in distributed generation assets in service, including increased solar renewable energy credit sales and higher earnings from alternative energy investments, including tax equity ventures. These improvements were partially offset by lower revenues from the energy-efficiency contracting business and higher expenses related to business development costs.
Additionally, not reflected in EBIT is the amortization of investment tax credits related to our distributed generation assets which were $1.8 million and $1.4 million for the three months ended June 30, 2017 and 2016, respectively.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Midstream Energy Services
The table below represents the financial results of the midstream energy services segment for the three months ended June 30, 2017 and 2016.

Midstream Energy Services Segment Financial Information
	Three Months Ended June 30,		Increase/
(In millions)	2017	2016	(Decrease)
Operating revenues (a)	$4.5	$(18.0)	$22.5
Operating expenses	$2.0	$1.3	$0.7
Equity earnings	5.2	2.4	2.8
EBIT	$7.7	$(16.9)	$24.6
(a) The trading margins of Midstream Energy Services, including unrealized gains and losses on derivative instruments, are netted within operating revenues.

The increase in EBIT primarily reflects: (i) higher valuations and realized margins related to storage inventory and the associated economic hedging transactions, (ii) higher realized margins on our transportation strategies, and (iii) higher income related to our pipeline investments. Partially offsetting these increases are lower valuations on our derivative contracts associated with our long-term transportation strategies.

Other Non-Utility Activities
Transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our four operating segments, are aggregated as “Other Activities” and included as part of non-utility operations. Our other non-utility activities reflect EBIT of $(1.6) million and $(0.5) million for the three months ended June 30, 2017 and 2016, respectively. The decrease in EBIT primarily relates to external costs associated with the planned merger with AltaGas.
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

Consolidated Interest Expense and Income Taxes

Please refer to the nine months ended June 30, 2017, for information about WGL's consolidated interest expense, income tax expense and effective income tax rate.

RESULTS OF OPERATIONS—Nine Months Ended June 30, 2017 vs. June 30, 2016
Summary Results
For the nine months ended June 30, 2017, WGL reported net income applicable to common stock of $189.3 million, or $3.68 per share, compared to net income of $176.5 million, or $3.50 per share, reported for the nine months ended June 30, 2016.
The following table summarizes our EBIT by operating segment for the nine months ended June 30, 2017 and 2016.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Analysis of Consolidated Results
	Nine Months Ended June 30,		Increase/
(In millions)	2017	2016	(Decrease)
EBIT:
Regulated utility	$279.1	$243.1	$36.0
Retail energy-marketing	42.8	52.1	(9.3)
Commercial energy systems	27.6	10.3	17.3
Midstream energy services	21.2	17.6	3.6
Other activities	(17.9)	(2.8)	(15.1)
Intersegment eliminations	(0.6)	(0.4)	(0.2)
Total	$352.2	$319.9	$32.3
Interest expense	55.5	38.8	16.7
Income tax expense	106.4	103.6	2.8
Dividends on Washington Gas preferred stock	1.0	1.0	—
Net income applicable to common stock	$189.3	$176.5	$12.8
EARNINGS PER AVERAGE COMMON SHARE
Basic	$3.70	$3.52	$0.18
Diluted	$3.68	$3.50	$0.18

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Regulated Utility Operating Results
The following table summarizes the regulated utility segment’s financial data for the nine months ended June 30, 2017 and 2016.

Regulated Utility Financial Data
	Nine Months Ended June 30,		Increase/
(In millions)	2017	2016	(Decrease)
Utility net revenues(1):
Operating revenues	$1,012.2	$934.3	$77.9
Less: Cost of gas	279.7	258.6	21.1
Revenue taxes	63.1	63.0	0.1
Total utility net revenues	669.4	612.7	56.7
Operation and maintenance	243.0	236.9	6.1
Depreciation and amortization	97.3	86.3	11.0
General taxes and other assessments	46.9	45.4	1.5
Other expenses—net	3.1	1.0	2.1
EBIT	$279.1	$243.1	$36.0
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
The comparison in EBIT primarily reflects the following:

•	new base rates in Virginia and the District of Columbia;

•	higher customer growth; and

•	higher unrealized margins associated with our asset optimization program.

Partially offsetting these favorable variances were:

•	unfavorable effects of warmer weather in the District of Columbia;

•	higher depreciation and amortization expense; and

•	higher operation and maintenance expenses.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Utility Net Revenues. The following table provides the key factors contributing to the changes in the utility net revenues of the regulated utility segment between the nine months ended June 30, 2017 and 2016.

Composition of Changes in Utility Net Revenues
(In millions)	Increase/ (Decrease)
Customer growth	$6.1
Estimated effects of weather and consumption patterns	(2.1)
Impact of rate case	27.2
Accelerated pipe replacement programs	(2.6)
Asset optimization:
Realized margins	0.4
Unrealized mark-to-market valuations	31.8
Other	(4.1)
Total	$56.7
Customer growth — Average active customer meters increased by approximately 12,000 for the nine months ended June 30, 2017, compared to the same period of the prior fiscal year.
Estimated effects of weather and consumption patterns — Represents changes due to weather and natural gas consumption in the District of Columbia where Washington Gas does not have billing mechanisms or hedges to offset these effects. Weather, when measured by HDDs, was 15.8% and 10.2% warmer than normal for the nine months ended June 30, 2017 and 2016, respectively.
Impact of rate case - The increase in revenue reflects interim base rate billings, subject to refund, in Virginia, effective December 2016 as well as in the District of Columbia, effective March 24, 2017. Refer to "Rates and Regulatory Matters" for further discussion of this matter. The increase in base rates reflects approximately $14.7 million of revenue for plant expenditures that had been previously been collected through the accelerated pipe replacement surcharge.
Accelerated pipe replacement programs — In Virginia, project costs that were being collected through the accelerated replacement surcharge revenues were transferred to base rates, and are reflected in the new interim base rate billings effective December 2016.
Asset optimization — We recorded unrealized gains of $39.7 million associated with our energy-related derivatives for the nine months ended June 30, 2017, compared to unrealized gains of $8.0 million reported for the same period of the prior fiscal year. When these derivatives settle, any unrealized amounts will ultimately reverse and Washington Gas expects to realize margins in combination with related transactions that these derivatives economically hedge. The change in the valuations is partially due to movements in unobservable inputs used in the valuation of long-dated forward contracts. We believe that these values are not reflective of our ultimate cash flows as these purchases are utilized in the optimization of our long-term natural gas transportation and storage capacity resources, the value of which is not reflected at fair value. Refer to the section entitled “Market Risk—Price Risk Related to the Regulated Utility Segment” for further discussion of our asset optimization program.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Operation and Maintenance Expenses. The following table provides the key factors contributing to the changes in operation and maintenance expenses of the regulated utility segment for the nine months ended June 30, 2017 and 2016.

Composition of Changes in Operation and Maintenance Expenses
(In millions)	Increase/ (Decrease)
System safety and integrity	$1.2
Uncollectible accounts	3.3
Support services	1.3
Other	0.3
Total	$6.1

System safety and integrity — Washington Gas incurred higher costs, partially related to the amortization of Distribution Integrity Management Program costs in Virginia. These costs are included in the new interim Virginia base rates.
Uncollectible accounts - The increase in uncollectible accounts is due to higher delinquencies in customer accounts receivable balances coupled with higher utility revenues.
Support services - The increase for the nine months ended June 30, 2017 over the same period of the prior fiscal year reflects increased infrastructure support costs.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Retail Energy-Marketing
The following table depicts the retail energy-marketing segment’s financial data along with selected statistical data for the nine months ended June 30, 2017 and 2016.

Retail Energy-Marketing Financial and Statistical Data
	Nine Months Ended June 30,		Increase/
(In millions)	2017	2016	(Decrease)
Operating Results
Gross margins(1):
Operating revenues	$873.6	$925.2	$(51.6)
Less: Cost of energy	782.4	825.2	(42.8)
Revenue taxes	8.3	7.9	0.4
Total gross margins	82.9	92.1	(9.2)
Operation expenses	35.3	36.2	(0.9)
Depreciation and amortization	0.8	0.9	(0.1)
General taxes and other assessments	4.0	3.1	0.9
Other income — net	—	0.2	(0.2)
EBIT	$42.8	$52.1	$(9.3)
Analysis of gross margins (In millions)
Natural gas
Realized margins	$31.5	$37.0	$(5.5)
Unrealized mark-to-market gains	4.8	19.6	(14.8)
Total gross margins—natural gas	$36.3	$56.6	$(20.3)
Electricity
Realized margins	$37.8	$33.0	$4.8
Unrealized mark-to-market gains	8.8	2.5	6.3
Total gross margins—electricity	$46.6	$35.5	$11.1
Total gross margins	$82.9	$92.1	$(9.2)
Other Retail Energy-Marketing Statistics
Natural gas
Therm sales (millions of therms)	603.1	649.8	(46.7)
Number of customers (end of period)	119,100	136,500	(17,400)
Electricity
Electricity sales (millions of kWhs)	9,199.9	9,321.1	(121.2)
Number of accounts (end of period)	117,100	130,200	(13,100)

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

The decrease in EBIT reflects lower realized natural gas margins primarily due to lower volumes, lower portfolio optimization and less favorable prices this quarter when compared to the same period in the prior fiscal year. Realized margins from electricity were favorable due to lower capacity charges from the regional power grid operator (PJM) associated with fixed-price retail contracts, partially offset by lower volumes this year compared to the prior period. Period-to-period comparisons of gross margins for this segment can vary significantly and are not necessarily representative of expected annualized results.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Commercial Energy Systems
The table below represents the financial results of the commercial energy systems segment for the nine months ended June 30, 2017 and 2016.

Commercial Energy Systems Segment Financial Information
	Nine Months Ended June 30,		Increase/
(In millions)	2017	2016	(Decrease)
Operating revenues	$61.5	$57.1	$4.4
Operating expenses:
Cost of sales	24.5	27.9	(3.4)
Operations	18.0	17.5	0.5
Depreciation and amortization	15.2	11.1	4.1
General taxes and other assessments	0.3	0.3	—
Operating expenses	$58.0	$56.8	$1.2
Equity earnings	7.2	5.6	1.6
Other income	4.4	4.4	—
Less: Non-controlling interest	(12.5)	—	(12.5)
EBIT	$27.6	$10.3	$17.3
EBIT by division:
Energy-efficiency contracting	$(0.9)	$1.7	$(2.6)
Commercial distributed generation	10.1	6.5	3.6
Investments in distributed generation	18.4	2.1	16.3
Total	$27.6	$10.3	$17.3
The increase in EBIT primarily reflects the growth in distributed generation assets in service, including increased solar renewable energy credit sales and higher earnings from alternative energy investments, including tax equity ventures as well as lower expenses this year compared to the prior year due to a $3.0 million dollar impairment recorded in the prior year. These improvements were partially offset by lower revenues from the energy-efficiency contracting business and higher expenses related to business development costs.
Additionally, not reflected in EBIT is the amortization of investment tax credits related to our distributed generation assets which were $5.0 million and $3.9 million for the nine months ended June 30, 2017 and 2016, respectively.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Midstream Energy Services
The table below represents the financial results of the midstream energy services segment for the nine months ended June 30, 2017 and 2016.

Midstream Energy Services Segment Financial Information
	Nine Months Ended June 30,		Increase/
(In millions)	2017	2016	(Decrease)
Operating revenues (a)	$18.2	$16.2	$2.0
Operating expenses:
Operations	4.7	3.4	1.3
Depreciation and amortization	—	0.1	(0.1)
General taxes and other assessments	0.2	0.2	—
Operating expenses	$4.9	$3.7	$1.2
Equity earnings	7.9	5.0	2.9
Other Income	—	0.1	(0.1)
EBIT	$21.2	$17.6	$3.6
(a) The trading margins of Midstream Energy Services, including unrealized gains and losses on derivative instruments, are netted within operating revenues.

The increase in EBIT primarily reflects higher valuations and realized margins related to storage inventory and the associated economic hedging transactions and higher realized margins on our transportation strategies, partially offset by lower valuations on our derivative contracts associated with our long-term transportation strategies. Additionally, the increase in EBIT reflects higher income related to our pipeline investments.

Although realized margins on our transportation strategies have increased year-over-year, both years reflect losses associated with certain gas purchases from Antero Resources Corporation (Antero) beginning in January 2016. The index price used to invoice these purchases had been the subject of an arbitration proceeding; however, in February 2017, the arbitral tribunal ruled in favor of Antero. Losses realized during the nine months ended June 30, 2017 and 2016 were $7.7 million and $8.8 million, respectively, associated with this purchase contract. Accumulated losses from the inception of the contract are $23.0 million. In March 2017, we filed suit in state court in Colorado related to the delivery point to which the gas is being delivered by Antero. Antero moved to dismiss the suit and its motion to dismiss has been denied. Washington Gas and WGL Midstream have filed a motion for partial summary judgment, seeking the Court to declare that Antero is in breach of its obligation to deliver gas at the TCO Pool, leaving for trial only the issue of damages.  Antero has opposed the motion, and the motion is pending before the court for ruling. Antero has filed a counterclaim alleging breach of contract. Antero alleges that Washington Gas and WGL Midstream failed to purchase specified daily quantities of gas, and refused to pay invoiced cover damages. Antero seeks unspecified damages in an amount to be proved at trial. Washington Gas and WGL Midstream have filed an answer opposing this counterclaim.

Other Non-Utility Activities
Transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our four operating segments, are aggregated as “Other Activities” and included as part of non-utility operations. Our other non-utility activities reflect EBIT of $(17.9) million and $(2.8) million for the nine months ended June 30, 2017 and 2016, respectively. The decrease in EBIT primarily relates to external costs associated with the planned merger with AltaGas.
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
Consolidated Interest Expense
The following table shows the components of WGL’s consolidated interest expense for the nine months ended June 30, 2017 and 2016. The increase in interest on long-term debt primarily reflects the issuance of additional notes by Washington Gas and term loans by WGL. In addition, we recognized unrealized losses of $5.2 million on forward starting interest rate swaps. We had elected hedge accounting for these swaps; however, due to certain covenants in the Merger Agreement with AltaGas, it is no longer probable that the 30-year debt issuance that the swaps were originally intended to hedge will occur and, therefore, these hedges were de-designated in January 2017. We do believe, however, that financing will continue to be required. The increase in other interest is primarily due to increased interest rates associated with our short-term borrowings.

Composition of Consolidated Interest Expense
	Nine Months Ended June 30,		Increase/
(In millions)	2017	2016	(Decrease)
Interest on long-term debt	$48.1	$38.4	$9.7
Interest on derivative hedge swap	5.2	0.4	4.8
Other Interest	2.5	0.4	2.1
Allowance for funds used during construction and other- net	(0.3)	(0.4)	0.1
Total	$55.5	$38.8	$16.7

Consolidated Income Taxes

The following table shows WGL’s consolidated income tax expense and effective income tax rate for the nine months ended June 30, 2017 and 2016.

Consolidated Income Taxes
	Nine Months Ended June 30,		Increase/
(In millions)	2017	2016	(Decrease)
Income before income taxes	$284.1	$281.1	$3.0
Income tax expense	106.4	103.6	2.8
Effective income tax rate	37.5%	36.9%	0.6%

The increase in the effective tax rate is primarily due to earnings attributable to WGL from non-controlling interests.
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
During the nine months ended June 30, 2017, WGL met its liquidity and capital needs through cash on hand, retained earnings, reduced cash outflows resulting from deferred income taxes and the issuance of commercial paper. Washington Gas met its liquidity and capital needs through cash on hand, including the proceeds of long-term debt issued in the fourth calendar quarter of 2016, retained earnings, reduced cash outflows resulting from deferred income taxes and the issuance of commercial paper.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Our ability to access capital markets depends on our credit ratings, general market liquidity, and investor demand for our securities. The Merger Agreement has placed certain restrictions on WGL’s ability to access the capital markets. Our credit ratings depend largely on the financial performance of our subsidiaries, and a ratings downgrade could both increase our borrowing costs and trigger the need for us to post additional collateral with our wholesale counterparties or other creditors. In support of our credit ratings, we have a goal to maintain our long-term average common equity ratio in the 50% range of total consolidated capital over the long term. As of June 30, 2017, total consolidated capitalization, including current maturities of long-term debt and notes payable and project financing, comprised 42.5% common equity, 0.1% non-controlling interest, 0.8% preferred stock and 56.6% long- and short-term debt. This ratio varies during the fiscal year primarily due to the seasonal nature of Washington Gas' business. This seasonality also affects our short-term debt balances, which are typically higher in the fall and winter months and substantially lower in the spring when a significant portion of Washington Gas' current assets are converted into cash at the end of the heating season. Our cash flow requirements and our ability to provide satisfactory resources to meet those requirements are primarily influenced by the activities of all of WGL’s operating segments.
Our plans provide for sufficient liquidity to satisfy our financial obligations. At June 30, 2017, we had no significant restrictions on our cash balances or retained earnings that would affect the payment of common or preferred stock dividends by either WGL or Washington Gas. Please see Note 16 — Planned Merger with AltaGas Ltd. for a discussion of the proposed merger.
Short-Term Cash Requirements and Related Financing
Washington Gas has seasonal short-term cash requirements to fund the purchase of storage gas inventory in advance of the winter heating season. At June 30, 2017 and September 30, 2016, Washington Gas had balances in gas storage of $67.2 million and $82.5 million, respectively. Washington Gas collects the cost of gas under cost recovery mechanisms approved by its regulators. Additionally, Washington Gas may be required to post cash collateral for certain purchases.
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
Variations in the timing of collections under Washington Gas’ gas cost recovery mechanisms can significantly affect its short-term cash requirements. At June 30, 2017 and September 30, 2016, Washington Gas had $0.7 million and $3.3 million in net over-collections, respectively, of gas costs reflected in current liabilities as gas costs due to customers. Amounts under-collected or over-collected that are generated during the current gas cost recovery cycle are deferred as a regulatory asset or liability on the balance sheet until September 1 of each year, at which time the accumulated amount is transferred to gas costs due from/to customers as appropriate. At June 30, 2017 and September 30, 2016, Washington Gas had net a net regulatory liability and a net regulatory asset of $4.6 million and $5.7 million, respectively, related to the current gas recovery cycle.
WGL Energy Services and WGL Midstream have seasonal short-term cash requirements to fund the purchase of storage gas inventory in advance of the winter heating season. At June 30, 2017 and September 30, 2016, WGL Energy Services had balances in gas storage of $20.9 million and $31.5 million, respectively. WGL Energy Services collects revenues that are designed to reimburse commodity costs used to supply their retail customer contracts and wholesale counterparty contracts. At June 30, 2017 and September 30, 2016, WGL Midstream had balances in gas storage of $122.4 million and $93.1 million, respectively. As market opportunities arise, WGL Midstream collects revenues in excess of its commodity costs through its wholesale counterparty contracts. WGL Energy Services and WGL Midstream derive funding to finance these activities from short-term debt issued by WGL, which is made available through the money pool as discussed below. Additionally, WGL Energy Services and WGL Midstream may be required to post cash collateral for certain transactions. WGL Energy Services and WGL Midstream may be required to provide parent guarantees from WGL for certain transactions.
In addition to storage gas, WGL Midstream also has cash requirements to fund the capital requirements of its various infrastructure investments. At June 30, 2017 and September 30, 2016, WGL Midstream had investments of $349.0 million and $237.4 million related to these investments, respectively. WGL Midstream initially funds capital calls related to these investments from short-term debt issued by WGL.
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
WGL and Washington Gas each have credit facilities. The credit facility for WGL permits it to borrow up to $650.0 million. The credit facility for Washington Gas permits it to borrow up to $350.0 million, and further permits, with the banks’ approval, additional borrowings of $100.0 million for a maximum potential total of $450.0 million. The interest rate on loans made under each of the credit facilities is a fluctuating rate per annum that is set using certain parameters at the time each loan is made. WGL and Washington Gas incur credit facility fees, which in some cases are based on the long-term debt ratings of WGL and Washington Gas. In the event that the long-term debt ratings are downgraded below certain levels, WGL and Washington Gas would be required to pay higher fees. There are five different levels of fees. For WGL, under the terms of the credit facilities, the lowest level facility fee is 0.075% and the highest is 0.225%. For Washington Gas, under the terms of the credit facilities, the lowest level facility fee is 0.06% and the highest is 0.175%. The facilities have a maturity date of December 19, 2019, and the credit agreements each provide WGL or Washington Gas with the right, as applicable to request two additional one-year extensions, with the banks’ approval. Bank credit balances available to WGL and Washington Gas, net of commercial paper balances, were $325.0 million and $189.0 million at June 30, 2017 and $223.0 million and $308.0 million at September 30, 2016, respectively.
In January 2017, WGL entered into a credit agreement providing for a $50.0 million term loan. The credit agreement provides for a maturity date of two years, with a one-year extension option with the lender's approval. WGL used the loan proceeds to pay down commercial paper. Similar to the existing revolving credit facility, the credit agreement has a financial covenant where the ratio of its consolidated financial indebtedness to its consolidated total capitalization cannot exceed 65% at any time.
To manage credit risk, Washington Gas may require certain customers and suppliers to provide deposits, including collateral from wholesale counterparties, which are reported as current liabilities in “Customer deposits and advance payments,” in the accompanying balance sheets. At June 30, 2017 and September 30, 2016, “Customer deposits and advance payments” totaled $60.8 million and $80.9 million, respectively. For Washington Gas, deposits from customers may be refunded at various times throughout the year based on the customer’s payment habits. At the same time, other customers make new deposits that cause the balance of customer deposits to remain relatively steady. There are no restrictions on Washington Gas’ use of these customer deposits. Washington Gas pays interest to its customers on these deposits in accordance with the requirements of its regulatory commissions.
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
As of June 30, 2017, WGL and Washington Gas recorded $70.9 million and $65.2 million, respectively, in "Unbilled revenues" on the balance sheet, and $52.9 million and $41.8 million, respectively, in a corresponding short-term obligation to third party lenders in "Notes payable and project financing", for energy management services projects that were not complete. As of September 30, 2016, WGL and Washington Gas recorded $73.3 million in "Unbilled revenues" on the balance sheet and a $62.4 million corresponding short-term obligation to third party lenders in "Notes payable and project financing" for energy management services projects that were not complete. WGL Energy Systems did not obtain any third-party project financing on behalf of the Federal Government for the fiscal year ended September 30, 2016. Because these projects are financed for government agencies which have minimal credit risk, and with which we have previous collection experience, neither WGL nor Washington Gas recorded a corresponding reserve for bad debts related to these receivables at June 30, 2017 or September 30, 2016.
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
Ratings Triggers and Certain Debt Covenants
WGL and Washington Gas pay credit facility fees, which in some cases are based on the long-term debt ratings of Washington Gas. Under the terms of WGL’s and Washington Gas' revolving credit agreements, term loan facility and private placement notes, the ratio of consolidated financial indebtedness to consolidated total capitalization cannot exceed 0.65 to 1.0 (65.0%). As of June 30, 2017, WGL's and Washington Gas' ratios of consolidated financial indebtedness to consolidated total capitalization were 57% and 48%, respectively. In addition, WGL and Washington Gas are required to inform lenders of changes in corporate existence, financial conditions, litigation and environmental warranties that might have a material effect on debt ratings. The failure to inform the lenders’ agent of material changes in these areas might constitute default under the agreements. Additionally, failure to pay principal or interest on any other indebtedness may be deemed a default under our credit agreements. A default, if not remedied, may lead to a suspension of further loans and/or acceleration in which obligations become immediately due and payable. At June 30, 2017, we were in compliance with all of the covenants under our revolving credit facilities.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

For certain of Washington Gas’ natural gas purchase and pipeline capacity agreements, if the long-term debt of Washington Gas is downgraded below the lower of a BBB- rating by Standard & Poor’s or a Baa3 rating by Moody’s Investors Service, or if Washington Gas is deemed by a counterparty not to be creditworthy, then the counterparty may withhold service or deliveries, or may require additional credit support. For certain other agreements, if the counterparty’s credit exposure to Washington Gas exceeds a contractually defined threshold amount, or if Washington Gas’ credit rating declines by a certain rating level, then the counterparty may require additional credit support. At June 30, 2017, Washington Gas would not be required to provide additional credit support for these arrangements if its long-term credit rating was to be downgraded by one rating level.
WGL guarantees payments for certain purchases of natural gas and electricity on behalf of WGL Energy Services and WGL Midstream (refer to “Contractual Obligations, Off-Balance Sheet Arrangements and Other Commercial Commitments” for further discussion of these guarantees). If the credit rating of WGL declines, WGL Energy Services and WGL Midstream may be required to provide additional credit support and credit enhancements for these purchase contracts. At June 30, 2017, WGL Energy Services would not be required to provide additional credit support for these arrangements if WGL's credit ratings were to decline by one rating level. At June 30, 2017, WGL Midstream would be required to provide $1.2 million of additional credit support for these arrangements if WGL's credit ratings were to decline by one rating level.

Historical Cash Flows
The following table summarizes WGL’s net cash provided by (used in) operating, investing and financing activities for the nine months ended June 30, 2017 and 2016:

	Nine Months Ended June 30,
(In millions)	2017	2016	Variance
Cash provided by (used in):
Operating activities	$224.8	$235.4	$(10.6)
Financing activities	$229.3	$238.2	$(8.9)
Investing activities	$(450.1)	$(463.9)	$13.8
Cash Flows Provided by Operating Activities
The regulated utility’s cash flows from operating activities principally reflect gas sales and deliveries and the cost of operations. The volume of gas sales and deliveries is dependent primarily on factors external to the utility, such as growth of customer demand, weather, market prices for energy, economic conditions and measures that promote energy efficiency. Under revenue and weather normalization, ratemaking adjustments and decoupling mechanisms in place, changes in delivery volumes from levels assumed when rates were approved may affect the timing of cash flows but not net income. The price at which the utility provides energy to customers is determined in accordance with regulatory-approved tariffs. In general, changes in the utility’s cost of gas may affect the timing of cash flows but not net income because the costs are recovered in accordance with tariff provisions. In addition, the regulated utility’s cash flow is impacted by the timing of derivative settlements.
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
Net cash flows provided by operating activities for the nine months ended June 30, 2017 was $224.8 million compared to net cash flows provided by operating activities of $235.4 million for the nine months ended June 30, 2016.
Cash Flows Provided by Financing Activities
Cash flows provided by financing activities totaled $229.3 million for the nine months ended June 30, 2017, compared to cash flows provided by financing activities of $238.2 million for the same period of the prior year. This decrease in cash

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

flows primarily reflects a decrease in common stock issued of $77.8 million, a reduction in long term debt financing of $200 million and an increase of $6.7 million of dividends paid in common stock, offset primarily by short term financing.
Cash Flows Used in Investing Activities
During the nine months ended June 30, 2017, cash flows used in investing activities totaled $450.1 million compared to $463.9 million used in the nine months ended June 30, 2016. This decrease in cash used is primarily due to the investment in the Stonewall Gas Gathering System (Stonewall System) in the prior year of $89.4 million, partially offset by an additional investment this year of $45.5 million in the same system related to the retirement of debt at the entity level and by additional expenditures this year for Washington Gas' accelerated pipe replacement programs.
Capital Investments
The following table depicts our projected capital investments for fiscal years 2017 through 2021. Our capital outlays include expenditures to extend service to new areas to improve service for our utility customers and to grow our non-utility investments.

	Projected
(In millions)	2017	2018	2019	2020	2021	Total
New business(a)	$129.8	$148.9	$153.8	$166.6	$189.5	$788.6
Replacements:
Regulatory plans(b)	128.6	139.0	149.8	167.1	173.1	757.6
Other(c)	71.2	53.7	54.1	55.7	57.3	292.0
Customer information system	28.1	—	—	—	—	28.1
Other utility	46.2	74.1	53.4	57.5	71.3	302.5
Total utility(d)	403.9	415.7	411.1	446.9	491.2	2,168.8
Pipeline investments	208.2	483.9	37.2	3.9	—	733.2
Distributed generation	83.2	100.1	100.1	100.1	100.1	483.6
Other non-utility	1.5	0.2	0.1	0.1	0.1	2.0
Total investments	$696.8	$999.9	$548.5	$551.0	$591.4	$3,387.6

(a) Includes certain projects that support the existing distribution system.
(b) Represents capital expenditures (excluding cost of removal), both approved and expected to be approved, under our Accelerated Pipeline
Replacement Programs in all jurisdictions.
(c) Includes all other replacement activity that is not under our Accelerated Pipeline Replacement Programs.
(d) Excludes Allowance for Funds Used During Construction and cost of removal. Includes capital expenditures accrued and capital expenditure adjustments recorded in the fiscal year.
Pipeline Investments
Constitution Pipeline
 In 2013, Constitution was formed with WGL Midstream as an investor. At June 30, 2017, WGL Midstream's total estimated share of the cash contributions for Constitution is estimated to be $95.5 million over the term of the agreement, reflecting a 10% share in the pipeline venture. The pipeline project is designed to transport at least 650,000 dekatherms of natural gas per day from the Marcellus region in northern Pennsylvania to major northeastern markets. Fully contracted with long-term commitments from established natural gas producers currently operating in Pennsylvania, the pipeline is designed to originate from the Marcellus production areas in Susquehanna County, Pennsylvania, and interconnect with the Iroquois Gas Transmission and Tennessee Gas Pipeline systems in Schoharie County, New York.
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
WGL Midstream held a $38.5 million equity method investment in Constitution at June 30, 2017. Refer to Note 11, Other Investments of the Notes to the Consolidated Financial Statements for further discussion of this matter.

Constitution has revised its target in-service date to as early as the first half of 2019 a target in-service date, which is reflected in our capital expenditure projections for fiscal year 2017 and beyond.
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
Stonewall System
WGL Midstream has a 30% equity interest in an entity that owns and operates certain assets known as the Stonewall System. WGL Midstream paid $89.4 million to acquire the equity interest. The Stonewall System has the capacity to gather up to 1.4 billion cubic feet of natural gas per day from the Marcellus production region in West Virginia, and connects with an interstate pipeline system that serves markets in the mid-Atlantic region. During the nine months ended June 30, 2017, WGL Midstream contributed an additional $45.5 million related to retiring debt at the entity level.

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

There were no significant changes to contractual obligations during the three and nine months ended June 30, 2017. Refer to Note 16 — Planned Merger with AltaGas Ltd. for information regarding the Merger Agreement.

Financial Guarantees
WGL has guaranteed payments primarily for certain commitments on behalf of certain subsidiaries. At June 30, 2017, these guarantees totaled $30.7 million, $168.8 million, $114.0 million and $404.3 million for Washington Gas, WGL Energy Services, WGL Energy Systems and WGL Midstream, respectively. At June 30, 2017, WGL also had guarantees on behalf of other subsidiaries totaling $2.2 million. The amount of such guarantees is periodically adjusted to reflect changes in the level of WGL's financial exposure related to these commitments. For all of our financial guarantees, WGL may cancel any or all future obligations upon written notice to the counterparty, but WGL would continue to be responsible for the obligations created under the guarantees prior to the effective date of the cancellation. WGL has also guaranteed payments for certain of our external partners. At June 30, 2017, the maximum potential amount of future payments under the guarantees for external parties totaled $13.6 million.
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
Washington Gas, WGL Energy Services and WGL Midstream are also subject to the collateral requirements of their counterparties. At June 30, 2017, Washington Gas, WGL Energy Services and WGL Midstream provided $4.9 million, $25.1 million and $34.4 million in cash collateral to counterparties, respectively.
The following table provides information on our credit exposure, net of collateral, to wholesale counterparties as of June 30, 2017 for Washington Gas, WGL Energy Services and WGL Midstream, separately.

Credit Exposure to Wholesale Counterparties (In millions)
Rating(a)	Exposure Before Credit Collateral(b)	Offsetting Credit Collateral Held(c)	Net Exposure	Number of Counterparties Greater Than 10%(d)	Net Exposure of Counterparties Greater Than 10%
Washington Gas
Investment Grade	$42.3	$0.3	$42.0	2	$30.7
Non-Investment Grade	3.2	3.2	—	—	—
No External Ratings	7.6	1.9	5.7	—	—
WGL Energy Services
Investment Grade	$0.5	$—	$0.5	2	$0.4
Non-Investment Grade	—	—	—	—	—
No External Ratings	1.0	—	1.0	2	0.8
WGL Midstream
Investment Grade	$51.5	$2.8	$48.7	1	$17.1
Non-Investment Grade	2.5	2.5	—	—	—
No External Ratings	9.5	2.4	7.1	—	—

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
Retail Credit Risk
Washington Gas is exposed to the risk of non-payment of utility bills by certain of its customers. To manage this customer credit risk, Washington Gas may require cash deposits from its high risk customers to cover payment of their bills until the requirements for the deposit refunds are met. In addition, Washington Gas has a POR program in Maryland, whereby it purchases receivables from participating energy marketers at approved discount rates. Under the program, Washington Gas is exposed to the risk of non-payment by the retail customers for these receivables. This risk is factored into the approved discount rate at which Washington Gas purchases the receivables.
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
At June 30, 2017, WGSW was indirectly subject to retail credit risk associated with non-payment by customers who lease distributed energy equipment or maintain energy service agreements through ASD, Nextility, SunEdison, SFEE, SFGF and SFRC. This credit risk was mitigated through minimum credit quality criteria established in each of WGSW’s agreements for customer agreements. These criteria were satisfied to enable WGSW to participate in the project financing arrangement or partnership interest. Refer to Note 11, Other Investments of the Notes to Condensed Consolidated Financial Statements for a further discussion of these investments.
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
The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Regulated Utility segment’s energy-related derivatives during the nine months ended June 30, 2017:

Regulated Utility Segment Changes in Fair Value of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2016	$(257.4)
Net fair value of contracts entered into during the period	8.9
Other changes in net fair value	93.7
Realized net settlement of derivatives	6.9
Net assets (liabilities) at June 30, 2017	$(147.9)

Regulated Utility Segment Roll Forward of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2016	$(257.4)
Recorded to income	40.0
Recorded to regulatory assets/liabilities	62.6
Realized net settlement of derivatives	6.9
Net assets (liabilities) at June 30, 2017	$(147.9)

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

The maturity dates of our net assets (liabilities) associated with the regulated utility segment’s energy-related derivatives recorded at fair value at June 30, 2017, is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Regulated Utility Segment Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

(In millions)	Remainder of 2017	2018	2019	2020	2021	Thereafter	Total
Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	1.8	0.6	0.4	—	—	—	2.8
Level 3 — Significant unobservable inputs	(2.0)	(20.4)	(12.3)	(11.4)	(13.8)	(90.8)	(150.7)
Total net assets (liabilities) associated with our energy-related derivatives	$(0.2)	$(19.8)	$(11.9)	$(11.4)	$(13.8)	$(90.8)	$(147.9)
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
The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Retail Energy-Marketing segment’s energy-related derivatives during the nine months ended June 30, 2017:

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Retail Energy-Marketing Segment Changes in Fair Value of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2016	$(17.1)
Net fair value of contracts entered into during the period	1.4
Other changes in net fair value	9.7
Realized net settlement of derivatives	(2.3)
Net assets (liabilities) at June 30, 2017	$(8.3)

Retail Energy-Marketing Segment Roll Forward of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2016	$(17.1)
Recorded to income	16.0
Recorded to accounts payable	(5.0)
Realized net settlement of derivatives	(2.2)
Net assets (liabilities) at June 30, 2017	$(8.3)
The maturity dates of our net assets (liabilities) associated with the Retail Energy-Marketing segments’ energy-related derivatives recorded at fair value at June 30, 2017 is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Retail Energy-Marketing Segment Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

(In millions)	Remainder of 2017	2018	2019	2020	2021	Thereafter	Total
Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	(1.2)	(0.4)	(1.4)	(0.8)	—	—	(3.8)
Level 3 — Significant unobservable inputs	0.8	(1.6)	(2.5)	(0.9)	(0.3)	—	(4.5)
Total net assets (liabilities) associated with our energy-related derivatives	$(0.4)	$(2.0)	$(3.9)	$(1.7)	$(0.3)	$—	$(8.3)
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
The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Midstream Energy Services segments’ energy-related derivatives during the nine months ended June 30, 2017:

Midstream Energy Services Segment Changes in Fair Value of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2016	$(19.8)
Net fair value of contracts entered into during the period	34.9
Other changes in net fair value	0.8
Realized net settlement of derivatives	(16.5)
Net assets (liabilities) at June 30, 2017	$(0.6)

Midstream Energy Services Segment Roll Forward of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2016	$(19.8)
Recorded to income	35.7
Realized net settlement of derivatives	(16.5)
Net assets (liabilities) at June 30, 2017	$(0.6)

The maturity dates of our net assets (liabilities) associated with the Midstream Energy Services segments’ energy-related derivatives recorded at fair value at June 30, 2017 is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Midstream Energy Services Segment Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

(In millions)	Remainder of 2017	2018	2019	2020	2021	Thereafter	Total
Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	0.5	(0.2)	—	—	—	—	0.3
Level 3 — Significant unobservable inputs	(2.9)	(1.7)	2.0	1.5	0.3	(0.1)	(0.9)
Total net assets associated with our energy-related derivatives	$(2.4)	$(1.9)	$2.0	$1.5	$0.3	$(0.1)	$(0.6)
Refer to Note 8, Derivative and Weather-Related Instruments and Note 9, Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements for a further discussion of our derivative activities and fair value measurements.
Value-at-Risk
WGL Energy Services measures the market risk of its energy commodity portfolio by determining its value-at-risk. Value-at-risk is an estimate of the maximum loss that can be expected at some level of probability if a portfolio is held for a given time period. The value-at-risk calculation for natural gas and electric portfolios include assumptions for normal weather, new customer additions and renewing customers for which supply commitments have been secured. Based on a 95% confidence interval for a one-day holding period, WGL Energy Services’ value-at-risk at June 30, 2017 was approximately $5,300 and $30,200, related to its natural gas and electric portfolios, respectively. The high, low and average value-at-risk for natural gas and electric portfolios between the period October 1, 2016 and June 30, 2017 are noted in the table below.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

WGL Energy Services Value-at-Risk
(In thousands)	High	Low	Average
Natural Gas Portfolio	$102.3	$4.5	$40.3
Electric Portfolio	195.8	12.3	55.4
Total	$298.1	$16.8	$95.7
Weather Risk
We are exposed to various forms of weather risk in both our regulated utility and non-utility business segments. Washington Gas’ operations are seasonal, with a significant portion of its revenues derived from the delivery of natural gas to residential and commercial heating customers during the winter heating season. Weather conditions directly influence the volume of natural gas delivered by Washington Gas. Weather patterns tend to be more volatile during “shoulder” months within our fiscal year in which Washington Gas is going into or coming out of the primary portion of its winter heating season. During the shoulder months within quarters ending December 31 (particularly in October and November) and June 30 (particularly in April and May), customer heating usage may not highly correlate with historical levels or with the level HDDs that occur, particularly when weather patterns experienced are not consistently cold or warm.
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
Weather-Related Instruments. WGL Energy Services utilizes HDD instruments from time to time to manage weather risks related to its natural gas and electricity sales. WGL Energy Services also utilizes cooling degree day (CDD) instruments and other instruments to manage weather and price risks related to its electricity sales during the summer cooling season. These instruments cover a portion of estimated revenue or energy-related cost exposure to variations in HDDs or CDDs. Refer to Note 8—Derivative and Weather-Related Instruments of the Notes to Condensed Consolidated Financial Statements for further discussion of the accounting for these weather-related instruments.

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
Short-Term Debt. At June 30, 2017 and September 30, 2016, WGL and its subsidiaries had outstanding notes payable and project financing of $538.9 million and $331.4 million, respectively. The carrying amount of our short-term debt approximates fair value. A change of 100 basis points in the underlying average interest rate for our short-term debt would have caused a change in interest expense of approximately $2.6 million for the quarter.
Long-Term Debt. At June 30, 2017 and September 30, 2016, WGL had outstanding fixed-rate and variable rate MTNs and other long-term debt of $1,235.6 million and $1,435.0 million, excluding current maturities. While fixed-rate debt does not expose us to earnings risk when market interest rates change, such debt is subject to changes in fair value. Fair value is defined as the present value of the debt securities’ future cash flows discounted at interest rates that reflect market conditions as of the measurement date. As of June 30, 2017, the fair value of WGL’s debt was $1,378.8 million. Our sensitivity analysis indicates that fair value would increase by approximately $61.3 million or decrease by approximately $56.6 million if interest rates were to decline or increase by 10%, respectively, from current market levels. At June 30, 2017, Washington Gas had outstanding fixed-rate MTNs and other long-term debt of $939.3 million, excluding current maturities. As of June 30, 2017, the fair value of Washington Gas’ fixed-rate debt was $1,073.2 million. Our sensitivity analysis indicates that fair value would increase by approximately $49.4 million or decrease by approximately $45.8 million if interest rates were to decline or increase by 10%, respectively, from current market levels. In general, such an increase or decrease in fair value would impact earnings and cash flows only if WGL or Washington Gas were to reacquire some or all of these instruments in the open market prior to their maturity.
A total of $1,052.5 million, or approximately 84.5% of the face amount of WGL’s outstanding long-term debt, excluding current maturities, have make-whole call options which, if exercised, would require us to pay a premium over the face amount.
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
Derivative Instruments. WGL expected to issue 30-year debt in January 2018. In anticipation of the debt issuance, WGL entered into forward starting interest rate swaps with a total notional amount outstanding of $250.0 million, to hedge the variability in future interest payments. WGL designated these interest rate swaps as cash flow hedges. Through December 31, 2016, the effective portion of changes in fair value was reported as a component of other comprehensive income (loss). As a result of certain covenants related to the proposed merger with AltaGas, in January 2017, WGL de-designated these hedges and will record charges in their fair value in interest expense. The balance in accumulated other comprehensive income at June 30, 2017 was $6.4 million related to these hedges. Refer to Note 8 - Derivative and Weather-Related Instruments of the Notes to Condensed Consolidated Financial Statements for a further discussion of our interest-rate risk management activity.

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
RESULTS OF OPERATIONS—Three Months Ended June 30, 2017 vs. June 30, 2016
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
Key gas delivery, weather and meter statistics are shown in the table below for the three months ended June 30, 2017 and 2016.

Gas Deliveries, Weather and Meter Statistics
	Three Months Ended June 30,		Increase/
	2017	2016	(Decrease)
Gas Sales and Deliveries (millions of therms)
Firm
Gas sold and delivered	92.7	110.6	(17.9)
Gas delivered for others	76.2	89.0	(12.8)
Total firm	168.9	199.6	(30.7)
Interruptible
Gas sold and delivered	0.3	0.3	—
Gas delivered for others	61.0	49.4	11.6
Total interruptible	61.3	49.7	11.6
Electric generation—delivered for others	22.5	65.9	(43.4)
Total deliveries	252.7	315.2	(62.5)
Degree Days
Actual	198	388	(190)
Normal	290	290	—
Percent colder (warmer) than normal	(31.7)%	33.8%	n/a
Average active customer meters	1,157,000	1,145,000	12,000
New customer meters added	3,177	2,461	716
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
Interest Expense and Income Taxes
Please refer to the nine months ended June 30, 2017, for information about Washington Gas' interest expense, income tax expense and effective income tax rate.
RESULTS OF OPERATIONS—Nine Months Ended June 30, 2017 vs. June 30, 2016
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
Key gas delivery, weather and meter statistics are shown in the table below for the nine months ended June 30, 2017 and 2016.

Gas Deliveries, Weather and Meter Statistics
	Nine Months Ended June 30,		Increase/
	2017	2016	(Decrease)
Gas Sales and Deliveries (millions of therms)
Firm
Gas sold and delivered	711.0	710.0	1.0
Gas delivered for others	420.5	441.0	(20.5)
Total firm	1,131.5	1,151.0	(19.5)
Interruptible
Gas sold and delivered	2.5	2.4	0.1
Gas delivered for others	200.8	194.9	5.9
Total interruptible	203.3	197.3	6.0
Electric generation—delivered for others	59.3	168.3	(109.0)
Total deliveries	1,394.1	1,516.6	(122.5)
Degree Days
Actual	3,121	3,340	(219)
Normal	3,706	3,719	(13)
Percent colder (warmer) than normal	(15.8)%	(10.2)%	n/a
Average active customer meters	1,153,200	1,141,200	12,000
New customer meters added	9,013	9,035	(22)
Gas Service to Firm Customers. The comparison in natural gas deliveries to firm customers primarily reflects significantly warmer weather, partially offset by an increase of average active customer meters of 12,000 in the current period compared to the same period of the prior year.
Gas Service to Interruptible Customers. The increase in therm deliveries to interruptible customers reflects increased demand, partially offset by warmer weather.
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
Interest Expense
Washington Gas' interest expense for the nine months ended June 30, 2017 and 2016 was $38.7 million and $30.8 million, respectively. The increase in interest on long-term debt primarily reflects reflects the issuance of additional notes by Washington Gas during fiscal year 2017.
Income Taxes
The following table shows Washington Gas' income tax expense and effective income tax rate for the nine months ended June 30, 2017 and 2016.

Income Taxes
	Nine Months Ended June 30,		Increase/
(In millions)	2017	2016	(Decrease)
Income before income taxes	$238.6	$210.8	$27.8
Income tax expense	91.2	80.3	10.9
Effective income tax rate	38.2%	38.1%	0.1%
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
District of Columbia Jurisdiction
Investigation into Washington Gas’ Cash Reimbursement to CSPs. On August 5, 2014, the Office of the People’s Counsel’s (OPC) of DC filed a complaint with the PSC of DC requesting that the Commission open an investigation into Washington Gas’ payments to CSPs to cash-out over-deliveries of natural gas supplies during the 2008-2009 winter heating season. OPC asserted that Washington Gas made excess payments in the amount of $2.4 million to CSPs. On December 19, 2014, the PSC of DC granted the OPC of DC’s request and opened a formal investigation. On October 27, 2015, the PSC of DC issued an order finding that Washington Gas, in performing the cash-out, had violated D.C. Code 34-1101’s requirement that no service shall be provided without Commission approval. The PSC of DC directed Washington Gas to provide calculations showing what the impact would have been had Washington Gas made volumetric adjustments to CSP deliveries as of April 2009, which Washington Gas calculates would result in a refund of approximately $2.4 million, which was recognized by WGL in fiscal year 2015. On February 3, 2016, the PSC of DC issued an order denying OPC’s application for reconsideration and granting in part, and denying in part, Washington Gas’ application for reconsideration.  Washington Gas and OPC filed initial briefs on February 18, 2016, and reply briefs on February 29, 2016, on the issue of whether there is a more reasonable way to reconcile the over-deliveries by CSPs such as through volumetric adjustments, or through cash payments. On August 11, 2016, the PSC of DC issued an order requiring Washington Gas to refund approximately $2.4 million through the ACA. On August 26, 2016, Washington Gas filed its plan for implementing the $2.4 million refund within a 12-month period. The PSC of DC issued an Order on October 7, 2016, clarifying Washington Gas' refunding and reporting requirements.

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

On March 3, 2017, the PSC of DC issued an Order approving an overall increase in rates for Washington Gas of $8.5 million effective for services rendered on and after March 24, 2017. This increase is based on a hypothetical 55.7% equity component of Washington Gas' capital structure and an overall return of 7.57%, which retained the current return on equity of 9.25%. Washington Gas had requested an increase of $17.3 million, assuming a 57.8% equity component and a 10.25% return on equity. The PSC of DC denied Washington Gas’ request for approval of an RNA and Combined Heat and Power (CHP) tariffs; however, the PSC of DC approved a two-year pilot incentive program for developers of multi-family housing projects to bring the benefits of natural gas, including lower energy bills and reduced carbon emissions to more residents in the District of Columbia. On April 3, 2017, the Apartment and Office Building Association of Metropolitan Washington (AOBA) and DC Climate Action filed applications for reconsideration of portions of the Opinion and Order. On May 12, 2017, the PSC of DC denied the application for reconsideration filed by AOBA and denied, in part, the application for reconsideration of DC Climate Action. Further, the PSC of DC directed its staff to develop proposed criteria to facilitate the PSC of DC’s review of the economic benefits of the Multifamily Piping Program and submit the criteria for public comment.

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

Termination Notice Inquiry. On March 28, 2017, the PSC of MD initiated an investigation into the service termination notices sent by Washington Gas to its customers between December 1, 2013 and December 31, 2016. The case will investigate whether the service termination notices complied with Code of Maryland Regulations (COMAR). The PSC of MD’s investigation of this matter shall also consider whether fines and or a civil penalty should be assessed. A procedural schedule has been adopted in the case for the filing of testimony, establishing the dates for evidentiary hearings on October 18-20, 2017 and for the filing of briefs and reply briefs on November 20, 2017 and December 11, 2017, respectively. A decision could issue in the latter part of December 2017 or during the first calendar quarter of 2018.

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
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Interim rates went into effect, subject to refund, in the December 2016 billing cycle. Intervenors filed testimony on January 31, 2017, Staff of the SCC of VA filed testimony on February 28, 2017, and Washington Gas filed its rebuttal testimony on March 28, 2017. On April 17, 2017, Washington Gas filed with the SCC of VA a unanimous settlement as to a specific annual revenue increase, but not as to a specific return on equity, specific accounting adjustments, or specific ratemaking methodologies, except as otherwise set forth therein. The Stipulation sets forth, for purposes of settlement, a base rate increase of $34 million ($14.1 million net of SAVE Plan costs which are currently recovered through monthly surcharges). For purposes of the settlement, the mid-point of the return on equity range of 9.0-10.0% will be used in any application or filing, other than a change in base rates, effective December 1, 2016. On June 30, 2017, the Chief Hearing Examiner issued a report recommending that the Commission approve the Stipulation. The Stipulation is pending review and approval by the SCC of VA. Refunds to customers, which have been accrued by Washington Gas at June 30, 2017, will be made related to the interim billings based on the SCC of VA approval of the Stipulation and rates.

Affiliate Transactions. On December 30, 2016, Washington Gas filed an application for approval to permanently release its contracts with Transcontinental Gas Pipe Line Company LLC’ (“Transco”) for MarketLink and Leidy East interstate pipeline transportation capacity to WGL Midstream, Inc. Washington Gas has not used the MarketLink and Leidy East interstate pipeline transportation capacity to provide gas utility service since 2013 and will not use these resources for system supply in the future. On March 29, 2017, the SCC of VA issued an order approving the transfer of MarketLink and Leidy East interstate pipeline transportation capacity to WGL Midstream. On March 29, 2017, the SCC of VA issued an Order approving the transfer of the MarketLink and Leidy East capacity contracts to WGL Midstream, Inc. The transfer of the contracts occurred on May 1, 2017.

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

ITEM 4. CONTROLS AND PROCEDURES—WGL Holdings, Inc.
Senior management, including the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer of WGL, evaluated the effectiveness of WGL’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2017. Based on this evaluation process, the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that disclosure controls and procedures of WGL were effective as of June 30, 2017. There have been no changes in the internal control over financial reporting of WGL during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of WGL.
ITEM 4. CONTROLS AND PROCEDURES—Washington Gas Light Company
Senior management, including the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer of Washington Gas, evaluated the effectiveness of Washington Gas' disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2017. Based on this evaluation process, the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that disclosure controls and procedures of Washington Gas were effective as of June 30, 2017. There have been no changes in the internal control over financial reporting of Washington Gas during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Washington Gas.

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
Silver Spring, Maryland Incident
Washington Gas continues to support the investigation by the NTSB into the August 10, 2016 explosion and fire at an apartment complex on Arliss Street in Silver Spring, Maryland, the cause of which has not been determined.  Additional information will be made available by the NTSB at the appropriate time.  On November 2, 2016, two civil actions were filed in the District of Columbia Superior Court against WGL and Washington Gas (as well as a property management company that is not affiliated with WGL or Washington Gas), by residents of the apartment complex.  In one lawsuit, twenty-nine plaintiffs seek unspecified damages for, among others, wrongful death and personal injury. The other action is a class action suit seeking total damages stated to be less than $5 million for, among others, property damage and various counts relating to the loss of the use of the premises. Both actions allege causes of action for negligence, product liability, and declaratory relief. Thirty-two civil actions have been filed in the Circuit Court for Montgomery County, Maryland seeking unspecified damages for personal injury and property damage.  We maintain excess liability insurance coverage from highly-rated insurers, subject to a nominal self-insured retention. We believe that this coverage will be sufficient to cover any significant liability to it that may result from this incident. Management is unable to determine a range of potential losses that are reasonably possible of occurring and therefore we have not recorded a reserve associated with this incident.  Washington Gas was invited by the NTSB to be a party to the investigation and in that capacity continues to work closely with the NTSB to help determine the cause of this incident.

WGL Holdings, Inc.
Washington Gas Light Company
Part II—Other Information

ITEM 1A. RISK FACTORS

Risks Relating to the Proposed Merger with AltaGas

The proposed merger with AltaGas is subject to shareholder and regulatory approval.
On January 25, 2017, WGL and AltaGas entered into a Merger Agreement for WGL to be combined with AltaGas in an all cash transaction valued at approximately $6.4 billion. Consummation of the Merger is subject to the satisfaction or waiver of specified closing conditions, including (i) the approval of the Merger by the holders of more than two-thirds of the outstanding shares of WGL common stock, which was obtained on May 10, 2017, (ii) the receipt of regulatory approvals required to consummate the Merger, including approval from the Public Service Commission of the District of Columbia, the Public Service Commission of Maryland, the State Corporation Commission of Virginia, the Federal Energy Regulatory Commission and the CFIUS, (iii) the expiration or termination of the applicable waiting period under HSR, which occurred on July 17, 2017, (iv) the absence of any order of any governmental authority and the absence of the enactment of any law, in each case that enjoins, prohibits or makes illegal the consummation of the Merger, and (v) other customary closing conditions, including (a) the accuracy of each party’s representations and warranties (subject to customary materiality qualifiers), and (b) each party’s compliance in all material respects with its obligations and covenants contained in the Merger Agreement. In addition, the obligations of AltaGas and its merger subsidiary to consummate the Merger are subject to (a) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) and (b) the required regulatory approvals and any law not imposing or requiring any undertakings, terms, conditions, obligations, commitments, sanctions or remedial actions that constitute a Burdensome Condition (as defined in the Merger Agreement).

WGL may not receive the remaining required statutory approvals and other clearances for the Merger, or they may not be received in a timely manner. If such approvals are received, they may impose terms, conditions or restrictions (i) that cause a failure of the closing conditions set forth in the Merger Agreement, or (ii) could have a detrimental impact on the combined company following completion of the Merger. A substantial delay in obtaining the required authorizations, approvals or consents or the imposition of unfavorable terms, conditions or restrictions could prevent the completion of the Merger. Even though the waiting period under HSR has expired, government authorities could seek to block or challenge the Merger as they deem necessary or desirable in the public interest.

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

The business of WGL and Washington Gas will be impacted by the terms and conditions of the Merger Agreement.

The Merger Agreement restricts WGL, without AltaGas’s consent (which will not be unreasonably withheld), from undertaking certain specified actions until the Merger occurs or the Merger Agreement terminates. These restrictions may prevent WGL from pursuing otherwise attractive business opportunities and making other changes to its business prior to completion of the Merger or termination of the Merger Agreement. For example, the Merger Agreement prohibits WGL from raising common

WGL Holdings, Inc.
Washington Gas Light Company
Part II—Other Information

equity capital.  Given that Washington Gas is solely dependent on WGL to raise new common equity capital and to contribute that common equity to Washington Gas, WGL’s inability to raise common equity could adversely affect both WGL's and Washington Gas’ credit ratings and coverage ratios.

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

Exhibits Incorporated by Reference:

10.1
Second Amendment to Credit Agreement and Commitment Increase, dated as of June 23, 2017, among WGL Holdings, Inc., and Wells Fargo Bank, National Association, as administrative agent for the Lenders (incorporated by reference to Exhibit 10.1 to WGL Holdings, Inc. Current Report on Form 8-K filed June 29, 2017).

10.2
Second Amendment to Credit Agreement, dated as of June 23, 2017, among Washington Light Company, and Wells Fargo Bank, National Association, as administrative agent for the Lenders (incorporated by reference to Exhibit 10.2 to Washington Gas Light Company Current Report on Form 8-K filed June 29, 2017).

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

32
Certification of Terry D. McCallister, the Chairman and Chief Executive Officer of the Registrants, and Vincent L. Ammann, Jr., the Senior Vice President and Chief Financial Officer of the Registrants, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

WGL HOLDINGS, INC. and WASHINGTON GAS LIGHT COMPANY (Co-registrants)

Date: August 3, 2017	/s/ William R. Ford
William R. Ford
Vice President and Chief Accounting Officer (signing on behalf of the Registrants and as Principal Accounting Officer of the Registrants)