Form 10-K
period 2017-09-30
WGL HOLDINGS INC; WASHINGTON GAS LIGHT CO
filed 2017-11-22
CIK 1103601, 104819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2017

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from _____ to _____

Commission File Number	Exact name of registrant as specified in its charter and address of principal executive offices and telephone number	State or Other Jurisdiction of Incorporation	I.R.S. Employer Identification No.
1-16163	WGL Holdings, Inc. 101 Constitution Ave., N.W. Washington, D.C. 20080 (703) 750-2000	Virginia	52-2210912
0-49807	Washington Gas Light Company 101 Constitution Ave., N.W. Washington, D.C. 20080 (703) 750-4440	District of Columbia and Virginia	53-0162882

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
WGL Holdings, Inc. common stock, no par value	New York Stock Exchange

Title of each class
Washington Gas Light Company preferred stock, cumulative, without par value:
$4.25 Series
$4.80 Series
$5.00 Series
Indicate by check mark if each registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

WGL Holdings, Inc.	Yes [✓] No [ ]
Washington Gas Light Company	Yes [ ] No [✓]
Indicate by check mark if each registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [   ]  No [✓]
Indicate by check mark whether each registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes [✓]  No [   ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [✓]  No [   ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [✓]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
WGL Holdings, Inc.:

Large Accelerated Filer [✓]	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☐

Washington Gas Light Company:

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer [✓]	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☐
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes [   ]  No [✓]
The aggregate market value of the voting common equity held by non-affiliates of the registrant, WGL Holdings, Inc., amounted to $4,187,038,726 as of March 31, 2017.
The aggregate market value of the voting common equity held by non-affiliates of the registrant, Washington Gas Light Company, amounted to $0 as of March 31, 2017.
WGL Holdings, Inc. common stock, no par value outstanding as of October 31, 2017: 51,352,540 shares.
Washington Gas Light Company common stock, $1 par value, outstanding as of October 31, 2017: 46,479,536 shares
All of the outstanding shares of common stock ($1 par value) of Washington Gas Light Company were held by WGL Holdings, Inc. as of October 31, 2017.

WGL Holdings, Inc.
Washington Gas Light Company
For the Fiscal Year Ended September 30, 2017

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
The Management’s Discussion and Analysis of Financial Condition and Results of Operations (Management’s Discussion) included under Item 7 is divided into two major sections, one for WGL and one for Washington Gas. The Consolidated Financial Statements of WGL and the Financial Statements of Washington Gas are included under Item 8 as well as the Notes to Consolidated Financial Statements that are presented on a combined basis for both WGL and Washington Gas.
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

•
the required regulatory approvals for the merger may not be received, may not be received in a timely manner, or may be received subject to imposed conditions or restrictions that cause a failure of a closing condition to the merger or that could have a detrimental impact on the combined company following completion of the merger;

•	the effect of the consummation of the merger on the ability of WGL to retain customers and retain and hire key personnel;

•	the effect of the consummation of the merger on the ability of WGL to maintain relationships with its suppliers;

•	potential litigation in connection with the merger;

•	the incurrence of significant costs for advisory services in connection with the merger;

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

WGL Holdings, Inc.
Washington Gas Light Company

•	the availability of natural gas and electricity supply, interstate pipeline transportation and storage capacity;

•
the outcome of new and existing matters before courts, regulators, government agencies or arbitrators, including those relating to efforts to overturn the denial of a permit necessary for construction of the Constitution Pipeline, disputes relating to our purchase of natural gas under the Antero gas supply contracts, and the August 2016 explosion and fire at an apartment complex in Silver Spring, Maryland.

•
factors beyond our control that affect the ability of natural gas producers, pipeline gatherers and natural gas processors to deliver natural gas into interstate pipelines for delivery to the entrance points of Washington Gas’ distribution system;

•	security breaches of our information technology infrastructure, including cyber-attacks and cyber-terrorism;

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

WGL Holdings, Inc.
Washington Gas Light Company

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

Committee On Foreign Investment in the United States (CFIUS): An inter-agency committee authorized to review transactions that could result in control of a U.S. business by a foreign person/business.

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

WGL Holdings, Inc.
Washington Gas Light Company
Part I

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

Hypothetical Liquidation at Book Value (HLBV): A balance sheet-oriented approach to the equity method of accounting which provides a methodology for allocating pre-tax GAAP income or loss to the partners. This approach calculates the amount each partner would receive in the event the partnership was liquidated at book value at the end of each measurement period.

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

Merger Agreement: an agreement and plan of merger for WGL to combine with AltaGas, with WGL continuing as a surviving corporation in the merger and becoming an indirect wholly-owned subsidiary of AltaGas (the Merger).

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

Purchase of Receivables (POR): A program in Maryland, whereby Washington Gas purchases receivables from participating energy marketers at approved discount rates.

Regulated Utility Segment: Includes the operations of Washington Gas and the operations of Hampshire.

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

WGL Holdings, Inc.
Washington Gas Light Company
Part I

Sendout: The total amount of gas that flows into Washington Gas' distribution system within a certain interval of time.

Service Area: The region in which Washington Gas operates. The service area includes the District of Columbia, and the surrounding metropolitan areas in Maryland and Virginia.

SF ASD LLC (SF ASD): A wholly owned subsidiary of WGL Energy Systems.

SF Echo LLC (SF Echo): A wholly owned subsidiary of WGSW.

SFGF, LLC (SFGF): A tax equity partnership whose results of operation are consolidated into WGL's financial statements, as WGSW, Inc. is the primary beneficiary.

SFGF II, LLC (SFGF II): A tax equity partnership whose results of operation are consolidated into WGL's financial statements, as WGSW, Inc. is the primary beneficiary.

SFRC, LLC (SFRC): A tax equity partnership whose results of operation are consolidated into WGL's financial statements, as WGSW, Inc. is the primary beneficiary.

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

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business

ITEM 1.  BUSINESS

CORPORATE OVERVIEW
WGL HOLDINGS, INC.
WGL was established on November 1, 2000 as a Virginia corporation. Through our wholly owned subsidiaries, we sell and deliver natural gas and provide energy-related products and services to customers primarily in the District of Columbia and the surrounding metropolitan areas in Maryland and Virginia, although our non-utility segments provide various energy services across the United States. WGL promotes the efficient use of clean natural gas and renewable energy to improve the environment for the benefit of customers, investors, employees, and the communities it serves. WGL owns all of the shares of common stock of Washington Gas, Washington Gas Resources, and Hampshire. Washington Gas Resources owns four unregulated subsidiaries that include WGL Energy Services, WGL Energy Systems, WGL Midstream and WGSW. Additionally, several subsidiaries of WGL own interests in other entities.

WGL(1)

Washington Gas Regulated Utility	Hampshire Regulated Utility		Washington Gas Resources(2)

WGL Energy Services Retail Energy-Marketing	WGL Energy Systems Commercial Energy Systems	WGSW Commercial Energy Systems	WGL Midstream Midstream Energy Services

(1)Crab Run Gas Company is an inactive, wholly owned subsidiary of WGL.
(2)Holding company whose stand alone results are reported in "other activities".

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

On August 18, 2017, CFIUS approved the joint voluntary notice.

On October 20, 2017, the SCC of VA issued an order approving the merger, subject to accounting, financial, and safety related requirements to which joint applicants agree.

Maryland law requires the PSC of MD to approve a merger subject to its review if it finds that the merger agreement is consistent with the public interest, convenience and necessity, including benefits and no harm to consumers. The Staff of the PSC of MD, the Maryland Office of People’s Counsel and other intervenors filed testimony opposing the application on August 14, 2017. The Applicants filed rebuttal testimony with the PSC of MD on September 11, 2017. Evidentiary hearings were held before the PSC of MD on October 3, 2017 through October 16, 2017. Initial Briefs were due November 6, 2017 and Reply Briefs were due November 16, 2017. The PSC of MD is required to issue an order within 180 days of the date the application was filed, but may extend the date by 45 days for good cause. The PSC of MD issued an order extending the date for review. Accordingly, an order is expected by December 5, 2017.

To approve the Merger Agreement, the PSC of DC must find that the Merger taken as a whole is in the public interest. The law of the District of Columbia does not impose any time limit on the PSC of DC’s review of the Merger. The District of Columbia Office of the People’s Counsel, the District of Columbia Government and other intervenors filed testimony with the PSC of DC opposing the application on September 29, 2017. The Applicants filed rebuttal testimony on October 27, 2017. Evidentiary hearings are scheduled before the PSC of DC in the first half of December 2017. An order is expected by the second quarter of calendar year 2018.

For further information on the Merger, see "Safe Harbor and Forward Looking Statements" in the Introduction, Item I, Item 1A. Risk Factors, and Note 21 — Planned Merger with AltaGas Ltd. of the Notes to Consolidated Financial Statements in this Form 10-K.
Industry Segments
Our segments include regulated utility, retail energy-marketing, commercial energy systems and midstream energy services. Transactions and activities not specifically identified in one of these four segments are reported as “Other Activities.” The four segments are described below.
REGULATED UTILITY SEGMENT
The regulated utility segment consists of Washington Gas and Hampshire and represents approximately 75% of WGL’s total assets. Operating revenues related to gas sales and deliveries to external customers were approximately $1.2 billion, $1.1 billion, and $1.3 billion in fiscal years ended September 30, 2017, 2016 and 2015, respectively.
Washington Gas Light Company
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
At September 30, 2017, Washington Gas’ service area had a population estimated at 5.6 million and included approximately 2.2 million households and commercial structures. Washington Gas operations are such that the loss of any one customer or group of customers would not have a significant adverse effect on its business. The following table lists the number of active customer meters and therms delivered by jurisdiction as of and for the year ended September 30, 2017 and 2016, respectively.

Active Customer Meters and Therms Delivered by Jurisdiction
Jurisdiction	Active Customer Meters as of September 30, 2017	Millions of Therms Delivered Fiscal Year Ended September 30, 2017	Active Customer Meters as of September 30, 2016	Millions of Therms Delivered Fiscal Year Ended September 30, 2016

District of Columbia	161,990	270.6	158,170	270.1
Maryland	478,004	742.8	468,793	939.4
Virginia	523,661	589.1	517,197	583.0
Total	1,163,655	1,602.5	1,144,160	1,792.5
For additional information about gas deliveries and meter statistics, refer to the section entitled “Results of Operations” in Management’s Discussion for Washington Gas.
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
Seasonality of Business Operations
Washington Gas’ business is weather-sensitive and seasonal because the majority of its business is derived from residential and small commercial customers who use natural gas for space heating. Excluding deliveries for electric generation, 73% of the total therms delivered in Washington Gas’ service area occurred during its first and second fiscal quarters for both fiscal years 2017 and 2016. Washington Gas’ earnings are typically generated during these two quarters, and Washington Gas typically incurs net losses in the third and fourth fiscal quarters. The seasonal nature of the business creates large variations in short-term cash requirements, primarily due to the season-to-season fluctuations in the level of customer accounts receivable, unbilled revenues and storage gas inventories. Washington Gas finances these seasonal requirements primarily through the sale of commercial paper and unsecured short-term bank loans. For information on our management of weather risk, refer to the section entitled “Weather Risk” in Management’s Discussion and Analysis. For information about management of cash requirements, refer to the section entitled “Liquidity and Capital Resources” in Management’s Discussion and Analysis.
Non-Weather Related Changes in Natural Gas Consumption Patterns
Natural gas supply requirements for the utility are affected by changes in the natural gas consumption patterns of our customers that are driven by factors other than weather. Natural gas usage per customer may decline as customers change their consumption patterns for various reasons, including: (i) more volatile and higher natural gas prices; (ii) customer upgrades to more energy efficient appliances and building structures and (iii) a decline in the economy in the region in which we operate.
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
In the District of Columbia, a decrease in customer usage that occurs subsequent to a rate case proceeding would have the effect of reducing revenues, which could be offset by additions of new customers.
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

Washington Gas obtains natural gas supplies that originate from multiple regions throughout the United States. At September 30, 2017 and 2016, Washington Gas had service agreements with four pipeline companies that provided firm transportation and/or storage services directly to Washington Gas’ city gates. These contracts have expiration dates ranging from fiscal years 2018 to 2034. Additionally, Washington Gas has contracted with various interstate pipeline and storage companies to add to its storage and transportation capacity starting in fiscal year 2018 and continues to monitor other opportunities to acquire or participate in obtaining additional pipeline and storage capacity that will support customer growth and improve or maintain the high level of service expected by its customer base.
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
The derivatives used under this program are subject to fair value accounting treatment which may cause significant period-to-period volatility in earnings from unrealized gains and losses associated with changes in fair value for the portion of net profits attributed to shareholders. However, this earnings volatility does not change the realized margins that Washington Gas expects to earn from these transactions. All physically and financially settled contracts under our asset optimization program are reported on a net basis in the statements of income in “Utility cost of gas.” Total net margins including unrealized gains and losses recorded to “Utility cost of gas” after sharing and management fees associated with all asset optimization transactions for the years ended September 30, 2017, 2016 and 2015, respectively, were net gains of $82.9 million, $43.8 million, and $27.9 million.
Refer to the sections entitled “Results of Operations — Regulated Utility Operating Results” and “Market Risk” in Management’s Discussion for further discussion of the asset optimization program and its effect on earnings.
Annual Sendout
As reflected in the table below, Washington Gas received natural gas from multiple sources in fiscal year 2017 and expects to use those same sources to satisfy customer demand in fiscal year 2018. Firm transportation denotes gas transported directly to the entry point of Washington Gas’ distribution system in contractual volumes. Transportation storage denotes volumes stored by a pipeline during the spring, summer and fall for withdrawal and delivery to the Washington Gas distribution system during the winter heating season to meet load requirements. Peak load requirements are met by: (i) underground natural gas storage at the Hampshire storage field; (ii) the local production of propane air plants located at Washington Gas-owned facilities in Rockville, Maryland (Rockville Station) and in Springfield, Virginia (Ravensworth Station) and (iii) other peak-

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

shaving resources. Unregulated third party marketers acquire interstate pipeline and storage capacity and the natural gas commodity on behalf of Washington Gas’ delivery service customers under customer choice programs. Washington Gas also provides transportation, storage and peaking resources to unregulated third party marketers (refer to the section entitled “Natural Gas Unbundling”). These retail marketers have natural gas delivered to the entry point of Washington Gas’ distribution system on behalf of those utility customers that have decided to acquire their natural gas commodity on an unbundled basis, as discussed below.

Excluding the sendout of sales and deliveries of natural gas used for electric generation, the following table outlines total sendout of the system. The sources of delivery and related volumes that were used to satisfy the requirements of fiscal year 2017 and those projected for pipeline year 2018 are shown in the following table.

Sources of Delivery for Annual Sendout
(In millions of therms)	Fiscal Year
Sources of Delivery	Actual 2016	Actual 2017	Projected 2018(a)
Firm Transportation	509	513	582
Transportation Storage	312	398	323
Hampshire Storage, Company-Owned Propane-Air Plants, and other Peak-Shaving Resources	15	29	23
Unregulated Third Party Marketers	976	783	862
Total	1,812	1,723	1,790
(a)Based on normal weather.
Design Day Sendout
The effectiveness of Washington Gas’ capacity resource plan is largely dependent on the sources used to satisfy forecasted and actual customer demand requirements for its design day. For planning purposes, Washington Gas assumes that all interruptible customers will be curtailed on the design day. Washington Gas’ forecasted design day demand for the 2017-2018 winter season is 19.8 million therms and Washington Gas’ projected sources of delivery for design day sendout is 21.0 million therms. This provides a reserve margin of approximately 5.9%. Washington Gas plans for the optimal utilization of its storage and peaking capacity to reduce its dependency on firm transportation and to lower pipeline capacity costs. The following table reflects the sources of delivery that are projected to be used to satisfy the forecasted design day sendout estimate for fiscal year 2018.

Projected Sources of Delivery for Design Day Sendout
(In millions of therms)	Fiscal Year 2017
Sources of Delivery	Volumes	Percent
Firm Transportation	6.8	32%
Transportation Storage	8.5	41%
Hampshire Storage, Company-Owned Propane-Air Plants and other Peak-Shaving Resources	5.5	26%
Unregulated Third Party Marketers	0.2	1%
Total	21.0	100%
Natural Gas Unbundling
At September 30, 2017, customer choice programs for natural gas customers were available to all of Washington Gas’ regulated utility customers in the District of Columbia, Maryland and Virginia. These programs allow customers to purchase their natural gas from unregulated third party marketers, rather than purchasing this commodity as part of a bundled service from the local utility. Of Washington Gas’ 1.2 million active customers at September 30, 2017, approximately 178,000 customers purchased their natural gas commodity from unregulated third party marketers.

The following table provides the percentage of customers participating in customer choice programs in Washington Gas’ jurisdictions at September 30, 2017.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

Participation in Customer Choice Programs
At September 30, 2017
Jurisdiction	Customer Class	Eligible Customers
		Total	% Participating
District of Columbia	Firm:
	Residential	148,945	9%
	Commercial	12,894	34%
	Interruptible	151	94%
Maryland	Firm:
	Residential	446,990	20%
	Commercial	30,830	44%
	Interruptible	182	98%
	Electric Generation	2	100%
Virginia	Firm:
	Residential	493,835	9%
	Commercial	29,655	32%
	Interruptible	171	93%
Total		1,163,655
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
Safety and Reliability of the Natural Gas Distribution System
Maintaining and improving the public safety and reliability of Washington Gas’ distribution system is our highest priority, providing benefits to both customers and investors through improved customer service. Washington Gas continually monitors and reviews changes in requirements of the codes and regulations that govern the operation of the distribution system and refines its safety practices, with a particular focus on design, construction, maintenance, operation, replacement, inspection and monitoring practices to meet or exceed these requirements. Significant changes in regulations can impact the cost of operating and maintaining our distribution system.
Competition
The Natural Gas Delivery Function
The natural gas delivery function, the core business of Washington Gas, continues to be regulated by local and state regulatory commissions. In developing this core business, Washington Gas has invested $5.3 billion as of September 30, 2017, in safe and reliable distribution system assets. Because of the high fixed costs and significant safety and environmental considerations associated with building and operating a distribution system, Washington Gas expects to continue being the only owner and operator of a distribution system in its current franchise area for the foreseeable future. The nature of Washington Gas’ customer base and the distance of most customers from interstate pipelines mitigate the threat of bypass of its facilities by other potential delivery service providers.
Competition with Other Energy Products
Washington Gas faces competition based on customers’ preference for other energy products and the prices of those products compared to natural gas. In the residential market, which generates a significant portion of Washington Gas’ net income, the most significant product competition occurs between natural gas and electricity. Because the cost of electricity is affected by the cost of fuel used to generate electricity, such as natural gas, Washington Gas generally maintains a price advantage over competitive electricity supply in its service area for traditional residential uses of energy such as heating, water heating and cooking. Washington Gas continues to attract the majority of the new residential construction market in its service territory, and consumers’ continuing preference for natural gas allows Washington Gas to maintain a strong market presence. The following table lists the new customer meters added by jurisdiction and major rate class for the year ended September 30, 2017.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

New Customer Meters by Area
	Residential	Commercial and Interruptible	Group Metered Apartments	Total
Maryland	5,471	300	2	5,773
Virginia	5,292	316	—	5,608
District of Columbia	955	135	17	1,107
Total	11,718	751	19	12,488
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
At September 30, 2017, WGL Energy Services served approximately 116,200 residential, commercial and industrial natural gas customer accounts and approximately 113,700 residential, commercial and industrial electricity customer accounts located in Maryland, Virginia, Delaware, Pennsylvania and the District of Columbia. Its customer concentration is such that the loss of any one customer or group of customers would not have a significant adverse effect on its business.
The retail energy-marketing segment’s total operating revenues were $1.1 billion for fiscal year 2017, $1.2 billion for fiscal year 2016, and $1.3 billion for fiscal year 2015.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

Seasonality of Business Operations
The operations of WGL Energy Services are seasonal, with larger amounts of electricity being sold in the summer and peak winter months and larger amounts of natural gas being sold in the winter months. Working capital requirements can vary significantly during the year and these variations are financed through internally generated funds and WGL’s issuance of commercial paper and unsecured short-term bank loans. WGL Energy Services accesses these funds through the WGL money pool. For a discussion of the WGL money pool, refer to the section entitled “Money Pool” in Management’s Discussion and Analysis.
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
Marketers of natural gas and electric supply compete largely on price; therefore, gross margins are relatively small. To provide competitive pricing to its retail customers and in adherence to its risk management policies and procedures, WGL Energy Services manages its natural gas and electricity contract portfolios by attempting to closely match the commitments for gas and electricity deliveries from suppliers with requirements to serve sales customers.
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
For a discussion of WGL Energy Services’ exposure to and management of price risk, refer to the section entitled “Market Risk—Price Risk Related to the Non-Utility Segments” in Management’s Discussion.
Critical Factors
Factors critical to managing the retail energy-marketing segment include: (i) managing the market risk of the difference between the price committed to customers under sales contracts and the cost of natural gas and electricity needed to satisfy

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

these commitments, including PJM costs and costs to meet renewable portfolio standards; (ii) managing credit risks associated with customers and suppliers; (iii) having sufficient deliverability of natural gas and electric supplies and transportation to serve the demand of its customers, which can be affected by the ability of natural gas producers, pipeline gatherers, natural gas processors, interstate pipelines, electricity generators and regional electric transmission operators to deliver the respective commodities; (iv) access to sources of financial liquidity; (v) controlling the level of selling, general and administrative expenses, including customer acquisition expenses and (iv) access to markets through customer choice programs or other forms of deregulation.
COMMERCIAL ENERGY SYSTEMS SEGMENT
The commercial energy systems segment consists of the operations of WGL Energy Systems, WGSW and the results of operations of wholly owned subsidiaries, consolidated investments and affiliate owned commercial distributed energy projects.
This segment focuses on clean and energy efficient solutions for its customers, driving earnings through (i) investing in distributed generation assets such as Solar PV systems, combined heat and power plants, and natural gas fuel cells and (ii) operating as a general contractor to upgrade the mechanical, electrical, water and energy-related infrastructure of large governmental and commercial facilities by implementing both traditional and alternative energy technologies. This segment has assets and activities across the United States.

As of September 30, 2017, this segment owned $561.0 million of operating distributed generation assets, generating a total of 290,465 megawatt hours in fiscal year 2017. Additionally, as of September 30, 2017, there was $41.0 million of signed projects under construction. These distributed generation assets drive revenue through the sale of renewable power generation under long-term power purchase agreements and the sale of renewable energy credits. As of September 30, 2017, we have $150.9 million in unamortized investment tax credits and grants related to these assets placed in service. These credits and grants are recognized as reductions in tax expense by amortizing them over the useful life of the underlying assets, typically 30 years.
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
MIDSTREAM ENERGY SERVICES SEGMENT
WGL Midstream specializes in the investment, management, development and optimization of natural gas storage and transportation assets. At September 30, 2017, WGL Midstream had infrastructure investments totaling $384.6 million. For a discussion of WGL Midstream's infrastructure investments, refer to the section entitled "Liquidity and Capital Resources--Infrastructure Investments" in Management's Discussion.
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

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

WGL Midstream enters into both physical and financial derivative transactions to mitigate risks while seeking to maximize potential profits from the optimization of the transportation and storage assets it has under contract. These derivatives may cause significant period-to-period volatility in earnings as recorded under GAAP; however, this earnings volatility will not change the realized margins that WGL Midstream expects to earn on the underlying physical transactions.
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
Critical Factors
Factors critical to the success of WGL Midstream’s operations include: (i) pipeline investment projects are on time and on budget within set parameters; (ii) internal risk management policies; (iii) winning business in a competitive marketplace; (iv) managing counterparty credit risk; (v) managing contract risks associated with the purchase and sale of natural gas, including index pricing and changes in natural gas markets; (vi) maintaining and leveraging expertise in managing and optimizing natural gas related contracts; (vii) access to sources of financial liquidity and (viii) the level of general and administrative expenses.
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

Washington Gas is currently conducting a remedial investigation and feasibility study of potential contamination in the Anacostia River associated with and adjacent to one of its former MGP sites under a 2012 consent decree with the District of Columbia and federal governments. During the fiscal year ended 2017, Washington Gas began working on the second phase of this study, an in-river investigation designed to evaluate the nature and extent of contamination in groundwater (beneath the river), surface water, and sediments of the Anacostia River. The study is ongoing.

Washington Gas received a letter in February 2016 from the District of Columbia and National Park Service regarding the Anacostia River Sediment Project, indicating that the District of Columbia is conducting a separate remedial investigation and feasibility study of the river to determine if and what cleanup measures may be required and to prepare a natural resource damage assessment. The sediment project draft report identifies one of Washington Gas’ former MGP sites as one of seventeen potential environmental cleanup sites. During the fiscal year ended September 30, 2017, Washington Gas received a request for information related to three Washington Gas properties: the previously identified former MGP site under the 2012 consent decree, one other former MGP site and another Washington Gas location. We are not able to estimate the amount of potential damages or timing associated with the District of Columbia's environmental investigation on the Anacostia River at this time. While an allocation method has not been established, Washington Gas has accrued an amount based on a potential range of estimates.

The impact of these matters is not expected to have a material effect on Washington Gas’ financial position, cash flows, capital expenditures, earnings or competitive position. See Note 12—Environmental Matters of the Notes to Consolidated Financial Statements for further discussion of environmental response costs.
OTHER INFORMATION
At September 30, 2017, we had 1,586 employees comprising 1,461 utility and 125 non-utility employees.
WGL has determined that none of its entities, either separately or in the aggregate, will be classified as swap dealers or major swap participants under the Dodd-Frank Act.
Our code of conduct, corporate governance guidelines, and charters for the governance, audit and human resources committees of the WGL Board of Directors are available on the corporate Web site www.wglholdings.com under the “Corporate Governance” link, and any changes or amendments to these documents will also be posted to this section of the WGL Web site. Charters for the governance, audit and human resources committees of the Washington Gas Board of directors are available on the Corporate Web site www.washingtongas.com under "About"/"Corporate Governance" and any changes or amendments to these charters will be posted to this section of the Washington Gas Web site. Copies of any of the aforementioned documents may be obtained by request to the Corporate Secretary at WGL Holdings, Inc., 101 Constitution Ave., N.W., Washington, D.C. 20080. Also on the WGL corporate Web site is additional information about WGL Holdings and free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments filed with or furnished to the Securities and Exchange Commission.
Our Chairman and Chief Executive Officer certified to the New York Stock Exchange (NYSE) on February 17, 2017 that, as of that date, he was unaware of any violation by WGL of the NYSE’s corporate governance listing standards.
Our research and development costs during fiscal years 2017, 2016 and 2015 were not material.

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
The risk factors discussed below are separated into three sections. The first discusses those factors that affect the consolidated entity of WGL Holdings and all of its subsidiaries, including Washington Gas. The second section describes other risk factors affecting Washington Gas included under “Risks Affecting Washington Gas." The final section focuses on those factors affecting non-utility entities.

RISKS RELATING TO WGL AND ALL OF ITS SUBSIDIARIES

The proposed merger with AltaGas is subject to regulatory approval.

On January 25, 2017, WGL and AltaGas entered into a Merger Agreement for WGL to be combined with AltaGas in an all cash transaction valued at approximately $6.4 billion. Consummation of the Merger is subject to the satisfaction or waiver of specified closing conditions, including (i) the approval of the Merger by the holders of more than two-thirds of the outstanding shares of WGL common stock, which was obtained on May 10, 2017, (ii) the receipt of regulatory approvals required to consummate the Merger, including approval from the Public Service Commission of the District of Columbia (PSC of DC), the Public Service Commission of Maryland (PSC of MD), the State Corporation Commission of Virginia (SCC of VA), the Federal Energy Regulatory Commission (FERC) and the Committee On Foreign Investment in the United States (CFIUS) (FERC, CFIUS and State Corporation Commission of Virginia approvals having been obtained on July 6, 2017, August 18, 2017 and October 20, 2017, respectively), (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR), which occurred on July 17, 2017, (iv) the absence of any order of any governmental authority and the absence of the enactment of any law, in each case that enjoins, prohibits or makes illegal the consummation of the Merger, and (v) other customary closing conditions, including (a) the accuracy of each party’s representations and warranties (subject to customary materiality qualifiers), and (b) each party’s compliance in all material respects with its obligations and covenants contained in the Merger Agreement. In addition, the obligations of AltaGas and its merger subsidiary to consummate the Merger are subject to (a) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) and (b) the required regulatory approvals and any law not imposing or requiring any undertakings, terms, conditions, obligations, commitments, sanctions or remedial actions that constitute a Burdensome Condition (as defined in the Merger Agreement).

WGL may not receive the remaining required statutory approvals and other clearances for the Merger, or they may not be received in a timely manner. If such approvals are received, they may impose terms, conditions or restrictions (i) that cause a failure of the closing conditions set forth in the Merger Agreement, or (ii) that could have a detrimental impact on the combined company following completion of the Merger. A substantial delay in obtaining the required authorizations, approvals or consents or the imposition of unfavorable terms, conditions or restrictions could prevent the completion of the Merger. Even though the waiting period under HSR has expired, government authorities could seek to block or challenge the Merger as they deem necessary or desirable in the public interest.

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

The Merger Agreement restricts WGL, without AltaGas’s consent (which will not be unreasonably withheld), from undertaking certain specified actions until the Merger occurs or the Merger Agreement terminates. These restrictions may prevent WGL from pursuing otherwise attractive business opportunities and making other changes to its business prior to completion of the Merger or termination of the Merger Agreement. For example, the Merger Agreement prohibits WGL from raising common equity capital.  Given that Washington Gas is solely dependent on WGL to raise new common equity capital and to contribute that common equity to Washington Gas, WGL’s inability to raise common equity could adversely affect both WGL's and Washington Gas’ credit ratings and coverage ratios.

WGL will incur significant costs associated with the Merger.

WGL expects to incur significant costs associated with the Merger for financial advisory services, legal services, re-evaluation of share-based compensation and acceleration of executive compensation. Some of these costs have been and will continue to be incurred even if the Merger is not completed.

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
In addition, as a wholly owned subsidiary of WGL, Washington Gas depends solely on WGL to raise new common equity capital and to contribute that common equity to Washington Gas. If WGL is unable to raise common equity capital, as is currently the case while the Merger is pending, this also could adversely affect Washington Gas’ credit ratings and its ability to earn its authorized rate of return. An increase in the interest rates Washington Gas pays without the recognition of the higher cost of debt in rates charged to its customers could materially affect future net income and cash flows.

Cyber-attacks, including cyber-terrorism or other information technology security breaches, or information technology failures may disrupt our business operations, increase our costs, lead to the disclosure of confidential information and damage our reputation.
Security breaches of our information technology infrastructure, including cyber-attacks and cyber-terrorism, or other failures of our information technology infrastructure could lead to disruptions of our natural gas distribution operations and otherwise adversely impact our ability to safely and effectively operate our pipeline and distributed generation systems and serve our customers. In addition, an attack on or failure of information technology systems could result in the unauthorized release of customer, employee or Company data that is crucial to our operational security or could adversely affect our ability to deliver and collect on customer bills. Such security breaches of our information technology infrastructure could adversely affect our business reputation, diminish customer confidence, subject us to financial liability or increased regulation, increase our costs and expose us to material legal claims and liability and adversely affect our operations and financial results. We have implemented preventive, detective and remediation measures to manage these risks, and we maintain cyber risk insurance to mitigate the effects of these events. Nevertheless, these may not effectively protect all of our systems all of the time. To the extent that the occurrence of any of these cyber events is not fully covered by insurance, it could adversely affect WGL’s financial condition and results of operations.

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
In addition, we enter into agreements with counterparties relating to the sale, purchase and delivery of commodity, transportation capacity, energy system design and construction, investment terms, and other matters.  Our decisions to enter into these agreements are based on our expectations about the ongoing viability of our counterparties, assumptions and expectations underlying pricing terms and conditions, and commercial terms and other matters.  These expectations may prove to be incorrect or our counterparties may dispute key terms of our agreements in ways that we do not anticipate.  Such developments could result in our incurring losses or otherwise not achieving anticipated financial returns, which could have a material adverse effect on our results of operations.  We are currently involved in legal proceedings with Antero Resources (Antero) relating to a dispute over the gas being delivered under natural gas purchase contracts.  WGL Midstream incurred approximately $15.2 million and $9.8 million in losses associated with this dispute for the years ended September 30, 2016 and 2017, respectively.  Separately, Antero has initiated suit against Washington Gas and WGL Midstream, claiming that they have failed to purchase specified daily quantities of gas and seeking alleged cover damages exceeding $80 million as of October 24, 2017, which amount continues to accumulate daily according to Antero's complaint. Washington Gas and WGL Midstream oppose both the validity and amount of Antero’s claim. If we are not successful in these proceedings, our results of operations would be negatively affected.

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
For gas purchases to serve utility customers, Washington Gas attempts to manage its exposure to these risks, in part, through regulatory recovery mechanisms. Our other subsidiaries primarily seek to manage risks by matching natural gas and electricity purchase obligations with sales commitments in terms of volume and pricing. In addition, we attempt to mitigate risks by hedging, setting risk limits and employing other risk management tools and procedures. These risk management activities may not be effective, and cannot eliminate these risks in their entirety. If these tools and procedures are ineffective, we could incur significant losses, which could have a material adverse effect on our financial results and liquidity. In addition, although Washington Gas generally anticipates rate recovery of its costs or losses incurred in connection with these risk management activities, a regulator could subsequently disallow these costs or losses from the determination of revenues, which could adversely affect our financial results and increase the volatility of our earnings.

Rules implementing the derivatives transaction provisions of the Dodd-Frank Act could have an adverse impact on our ability to hedge risks associated with our business.
The Dodd-Frank Act regulates derivatives transactions, which include certain instruments, such as interest rate swaps, and commodity options, financial and other contracts, used in our risk management activities. The Dodd-Frank Act requires that most swaps be cleared through a registered clearing facility and that they be traded on a designated exchange or swap execution facility, with certain exceptions for entities that use swaps to hedge or mitigate commercial risk. The Dodd-Frank requirements relating to derivative transactions have not been fully implemented by the SEC and the Commodity Futures Trading Commission. When fully implemented, the law and any new regulations could increase the operational and transactional cost of derivatives contracts and affect the number and/or creditworthiness of available counterparties.
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
Washington Gas’ business is exposed to operational issues, hazards and risks inherent in storing and transporting natural gas that could affect the public safety and reliability of its distribution system. While Washington Gas, with support from each of its regulatory commissions, is accelerating the replacement of aging pipeline infrastructure prioritized on a risk-based approach, operating issues such as leaks, equipment problems and incidents, including explosions and fire, could result in legal liability, repair and remediation costs, increased operating costs, significant increased capital expenditures, regulatory fines and penalties and other costs and a loss of customer confidence. Any liabilities resulting from the occurrence of these events may not be fully covered by insurance, and Washington Gas may be unable to recover from customers through the regulatory process all of these repair, remediation and other costs and earn its authorized rate of return on these costs.
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
Approximately 75% of our assets are attributable to our regulated utility businesses, and the dividends paid by Washington Gas to WGL constituted approximately 85% of the amount of WGL Holdings' dividends paid for fiscal year 2017. Further, substantially all of our natural gas utility customers are located in Virginia, Maryland and the District of Columbia. A decline in the economy of the region in which Washington Gas operates or a change in the usage patterns and financial condition of customers in the region might adversely affect Washington Gas’ ability to grow its customer base and collect revenues from existing customers, which may negatively affect net revenue growth and increase costs.

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

WGL Midstream’s business plan involves making substantial investments in pipeline construction projects, which are subject to FERC and state agency regulation and approval. These construction projects are also subject to environmental, political and legal uncertainties that are beyond our control. These factors may reduce some opportunities to grow our midstream business or impair our existing investments.
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
WGL Energy Systems derives a significant portion of its revenues from the sale of SRECs, which are produced as a result of owning and operating commercial distributed energy systems. The value of these SRECs is determined by markets in the states where the distributed energy systems are installed, which are driven by state laws relating to renewable portfolio standards or alternative compliance payment requirements for renewable energy. Overbuilding of distributed energy systems in these states or legislative changes reducing renewable portfolio standards or alternative compliance payment requirements could negatively impact the price of SRECs that we sell and the value of the SRECs that we hold in our portfolio.
In addition, WGL Energy Systems and WGSW’s investment strategy to own and operate energy assets and sell energy to customers is based on the investment tax credit (ITC) provision in the federal tax code, which historically has allowed WGL to reduce its tax burden by investing in renewable and alternative energy assets, such as distributed energy, ductless heat pumps and fuel cells. WGL’s ability to continue to benefit from the ITC is based on certain assumptions about the level of our income taxes, which could be negatively impacted by future changes in tax laws.

WGL may be impacted by changes in federal income tax policy.

WGL is impacted by the United States federal income tax policy, including corporate income tax laws. Both the new federal administration and Congress are considering comprehensive tax reform, including significant changes to the United States corporate income tax laws. Management is currently unable to predict whether these proposed reforms will result in any significant changes to existing tax laws, or if any such proposed tax changes would have a cumulative positive or negative impact on corporations, including WGL. A reduction in the federal statutory tax rate could result in an accelerated return of deferred federal income taxes to customers. This and other changes in the United States federal income tax laws could have an adverse effect on cash flow, financial condition, and liquidity.

Legislative and regulatory developments and other uncertainties, delays or cost overruns may negatively affect WGL Energy Services or our other non-utility subsidiaries.
Legislation or changes in the regulations that govern the conduct of competitive energy marketers could reduce customer growth opportunities for WGL Energy Services and could reduce the profit opportunities associated with existing customers. In addition, our non-utility subsidiaries hold investments in natural gas related businesses that are subject to laws and regulations that could adversely affect their performance.

Competition may negatively affect our non-utility subsidiaries.
We face strong competition in our non-utility segments. WGL Energy Services competes with other non-regulated retail suppliers of natural gas and electricity, as well as with the commodity rate offerings of electric and gas utilities. Increases in competition, including utility commodity rate offers that are below prevailing market rates, may result in a loss of sales volumes or a reduction in growth opportunities. WGL Midstream competes with other midstream infrastructure and energy services companies, wholesale energy suppliers and other non-utility affiliates of regulated utilities to acquire natural gas storage and transportation assets. WGL Energy Systems faces many competitors in the commercial energy systems segment, including, for government customers, companies that contract with customers under ESPC and other utilities providing services under UESCs and, in the renewable energy and distributed generation market, other developers, tax equity investors, distributed generation asset owner firms and lending institutions. These competitors may have diversified energy platforms with multiple marketing approaches, broader geographic coverage, greater access to credit and other financial resources, or lower cost structures, and may make strategic acquisitions or establish alliances among themselves. There can be no assurances that we can compete successfully, and our failure to do so could have an adverse impact on our results of operations and cash flow.

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

Reductions or delays in federal government budget appropriations may negatively impact WGL Energy Systems’ earnings.

The Energy Efficiency and Energy Management operations of WGL Energy Systems are sensitive to federal government agencies’ receipt of funding in a timely manner. A significant portion of WGL Energy Systems revenues is derived from implementing projects related to energy efficiency and energy conservation measures for federal government agencies in the Washington D.C. metropolitan area. A reduction or delay in funding for these federal agencies directly impacts completion of ongoing projects and may harm WGL Energy Systems’ ability to obtain new contracts, which may negatively impact earnings.

WGL Holdings, Inc.
Washington Gas Light Company
Part I

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.
ITEM 2. PROPERTIES

At September 30, 2017, Washington Gas provided services in various areas of the District of Columbia, Maryland and Virginia, and held certificates of convenience and necessity, licenses and permits necessary to maintain and operate its properties and businesses.
At September 30, 2017, Washington Gas had approximately 577 miles of transmission mains, 13,103 miles of distribution mains and 12,518 miles of distribution services.
Washington Gas owns approximately 20 acres of land and two buildings (completed in 2012) at 6801 and 6803 Industrial Road in Springfield, Virginia. The Springfield site houses both operating and certain administrative functions of the utility. Washington Gas also holds title to land and buildings used as substations for its utility operations.
Washington Gas also has peak shaving facilities in Springfield, Virginia (Ravensworth Plant) and Rockville, Maryland (Rockville Plant). At September 30, 2017, Hampshire owns full and partial interests in, and operates, underground natural gas storage facilities in Hampshire County, West Virginia. Hampshire owns certain exploration and development rights in West Virginia principally in the Oriskany Sandstone, the Marcellus Shale and other shale formations. These rights are predominately owned by lease and they are applicable to approximately 26,000 gross acres for the storage facilities. Hampshire also operates a compressor station utilized to increase line pressure for injection of gas into storage.
Washington Gas owns a 12 acre parcel of land located in Southeast Washington, D.C. that is intended to be a mixed-use commercial redevelopment project developed in five phases. Washington Gas contracted with a national developer and completed the development of the first two phases in 2002, with Washington Gas retaining a 99-year ground lease on each phase. The remaining phases have not been completed and future development of those phases is under consideration.
In addition, WGL Energy Systems owns 221 megawatts of installed solar capacity across the United States at September 30, 2017.
Facilities utilized by our corporate headquarters, as well as by the retail energy-marketing and commercial energy systems segments, are located in the Washington, D.C. and Baltimore metropolitan area and are leased.
The Mortgage of Washington Gas dated January 1, 1933 (Mortgage), as supplemented and amended, securing any First Mortgage Bonds (FMBs) it issues, constitutes a direct lien on substantially all property and franchises owned by Washington Gas other than a small amount of property that is expressly excluded. At September 30, 2017 and 2016, there was no debt outstanding under the Mortgage.
ITEM 3. LEGAL PROCEEDINGS

The nature of our business ordinarily results in periodic regulatory proceedings before various state and federal authorities. For information regarding pending federal and state regulatory matters, see Note 13-Commitments and Contingencies of the Notes to Consolidated Financial Statements.

Silver Spring, Maryland Incident

Washington Gas continues to support the investigation by the NTSB into the August 10, 2016 explosion and fire at an apartment complex on Arliss Street in Silver Spring, Maryland, the cause of which has not been determined.  Additional information will be made available by the NTSB at the appropriate time.  On November 2, 2016, two civil actions were filed in the District of Columbia Superior Court against WGL and Washington Gas (as well as a property management company that is not affiliated with WGL or Washington Gas), by residents of the apartment complex.  In one lawsuit, twenty-nine plaintiffs sought unspecified damages for, among others, wrongful death and personal injury. The other action was a class action suit seeking total damages stated to be less than $5 million for, among others, property damage and various counts relating to the loss of the use of the premises. Both actions alleged causes of action for negligence, product liability, and declaratory relief. These cases were dismissed on November 16, 2017. Thirty-five civil actions have been filed in the Circuit Court for

WGL Holdings, Inc.
Washington Gas Light Company
Part I

Montgomery County, Maryland seeking unspecified damages for personal injury and property damage.  We maintain excess liability insurance coverage from highly-rated insurers, subject to a nominal self-insured retention. We believe that this coverage will be sufficient to cover any significant liability to it that may result from this incident. Management is unable to determine a range of potential losses that are reasonably possible of occurring and therefore we have not recorded a reserve associated with this incident.  Washington Gas was invited by the NTSB to be a party to the investigation and in that capacity continues to work closely with the NTSB to help determine the cause of this incident. Information about our obligations as a signed party to the investigation can be found in the form of the Certificate of Party Representation, which is available on the investigations page of the NTSB website (http://www.ntsb.gov/legal/Documents/NTSB_Investigation_Party_Form.pdf), and 49 CFR 831.13. On August 14, 2017, the NTSB opened the public docket related to its ongoing investigation.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 5. Market for Registrant’s Common Equity, Related
Stockholder Matters and Issuer Purchases of Equity Securities

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At October 31, 2017, WGL had 8,718 common shareholders of record. During fiscal years 2017 and 2016, WGL’s common stock was listed for trading on the New York Stock Exchange and was traded under the ticker symbol “WGL.” We had no significant restrictions on dividends during fiscal years 2017 or 2016.
During the fiscal year ended 2016, WGL entered into an equity distribution agreement and filed a prospectus supplement relating to a continuous offering under which WGL may sell common stock through an at-the-market (ATM) program. During the fiscal year ended September 30, 2016, WGL issued 1,162,305 shares of common stock under the ATM program. There were no common shares issued under the ATM program during the fiscal year ended September 30, 2017 due to the Merger Agreement.
The table below shows quarterly price ranges and quarterly dividends paid for the fiscal years ended September 30, 2017 and 2016.

Common Stock Price Range and Dividends Paid
	High	Low	Dividends Paid Per Share	Dividend Payment Date
Fiscal Year 2017
Fourth quarter	$86.89	$82.70	$0.5100	8/1/2017
Third quarter	84.55	81.59	0.5100	5/1/2017
Second quarter	84.08	73.53	0.4875	2/1/2017
First quarter	79.97	58.66	0.4875	11/1/2016
Fiscal Year 2016
Fourth quarter	$72.18	$60.27	$0.4875	8/1/2016
Third quarter	72.84	63.06	0.4875	5/1/2016
Second quarter	74.10	59.99	0.4625	2/1/2016
First quarter	65.55	56.90	0.4625	11/1/2015

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 5. Market for Registrant’s Common Equity, Related
Stockholder Matters and Issuer Purchases of Equity Securities

The graph below summarizes the cumulative return experienced by WGL's shareholders over the fiscal years ended September 30, 2012 through 2017, compared to the S&P 500 Index and the Dow Jones Utility Average.

Comparison of Five-Year Cumulative Total Returns*
(Fiscal Year Ended September 30)

$300
$250
$200
$150
$100
$50
$0
'12
'13
'14
'15
'16
'17
Fiscal Year Ended
WGL Holdings
S&P 500
DJUA

*Assumes daily reinvestment of dividends.
This calculation is based on $100 invested on September 30, 2012

Growth of $100 Investment
	FY 2012	FY 2013	FY 2014	FY 2015	FY 2016	FY 2017
WGL	$100.00	$110.19	$113.45	$160.62	$179.66	$247.62
S&P 500	$100.00	$119.34	$142.89	$142.02	$163.93	$194.44
DJUA	$100.00	$105.60	$125.37	$135.86	$162.99	$182.71

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 5. Market for Registrant’s Common Equity, Related
Stockholder Matters and Issuer Purchases of Equity Securities

(a) Calculated by WGL
(b) Per Willis Towers Watson, data is provided by Morning Star and Factset.

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

(In thousands, except per share data)
Years Ended September 30,	2017	2016		2015		2014		2013
SUMMARY OF EARNINGS
Operating Revenues
Utility	$1,143,337	$1,044,117		$1,303,044		$1,416,951		$1,174,724
Non-utility	1,211,387	1,305,442		1,356,786		1,363,996		1,291,414
Total operating revenues	$2,354,724	$2,349,559		$2,659,830		$2,780,947		$2,466,138
Net income applicable to common stock	$192,620	$167,594		$131,259		$105,940		$80,253
COMMON STOCK DATA
Earnings per average share:
Basic	$3.76	3.33		$2.64		$2.05		$1.55
Diluted	$3.74	3.31		$2.62		$2.05		$1.55
Dividends declared per share	$2.0175	1.9250		$1.8275		$1.7400		$1.6600
Shares outstanding—year end (thousands)	51,219	51,081		49,729		50,657		51,774
CAPITALIZATION-YEAR END
WGL Holdings Common shareholders’ equity	$1,502,690	1,375,561		$1,243,247		$1,246,576		$1,274,545
Non-controlling interest	6,851	409		—		—		—
Washington Gas Light Company preferred stock	28,173	28,173		28,173		28,173		28,173
Total equity	1,537,714	1,404,143		1,271,420		1,274,749		1,302,718
Long-term debt, excluding current maturities	1,430,861	1,435,045	(a)	937,101	(a)	675,095	(a)	521,194	(a)
Total capitalization	$2,968,575	2,839,188	(a)	$2,208,521	(a)	$1,949,844	(a)	$1,823,912	(a)
OTHER FINANCIAL DATA
Property, plant and equipment-net—year-end	$4,630,051	$4,127,237		$3,672,728		$3,314,445		$2,907,463
Total assets—year-end	$6,626,009	$6,049,450	(a)	$5,254,259	(a)	$4,825,702	(a)	$4,232,666	(a)
(a)In the first quarter of fiscal year 2017, WGL retrospectively adopted ASU 2015-03 and ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost and Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements resulting in a balance sheet reclassification of Long-term debt, excluding current maturities, Total capitalization and Total assets—year end. Accordingly, these amounts have been recast to conform to current presentation.

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

(In thousands, except per share data)
Years Ended September 30,	2017	2016		2015		2014		2013
SUMMARY OF EARNINGS
Operating Revenues
Total operating revenues	$1,166,968	$1,070,904		$1,328,191		$1,443,800		$1,200,357
Net income applicable to common stock	$130,472	$111,794		$107,358		$97,004		$71,002
CAPITALIZATION-YEAR END
Common shareholder’s equity	$1,164,749	$1,113,446		$1,081,292		$1,050,166		$1,024,583
Preferred stock	28,173	28,173		28,173		28,173		28,173
Long-term debt, excluding current maturities	1,134,461	939,015	(a)	691,330	(a)	675,095	(a)	521,194	(a)
Total capitalization	$2,327,383	$2,080,634	(a)	$1,800,795	(a)	$1,753,434	(a)	$1,573,950	(a)
OTHER FINANCIAL DATA
Property, plant and equipment-net—year-end	$3,887,715	$3,526,732		$3,243,446		$3,022,064		$2,724,882
Total assets—year-end	$4,954,714	$4,609,555	(a)	$4,199,577	(a)	$3,938,029	(a)	$3,444,517	(a)
UTILITY GAS SALES AND DELIVERIES (thousands of therms)
Gas sold and delivered
Residential firm	600,279	590,625		734,874		738,963		660,424
Commercial and industrial
Firm	174,436	167,832		197,543		200,153		180,942
Interruptible	2,554	2,771		2,072		2,193		2,897
Total gas sold and delivered	777,269	761,228		934,489		941,309		844,263
Gas delivered for others
Firm	495,031	501,030		558,125		535,503		488,182
Interruptible	242,545	239,013		260,264		267,705		270,884
Electric generation	87,611	291,252		179,061		144,403		177,533
Total gas delivered for others	825,187	1,031,295		997,450		947,611		936,599
Total utility gas sales and deliveries	1,602,456	1,792,523		1,931,939		1,888,920		1,780,862
OTHER STATISTICS
Active customer meters—year-end	1,163,655	1,144,160		1,129,865		1,117,043		1,105,123
New customer meters added	12,488	12,221		12,099		13,327		12,468
Heating degree days—actual	3,127	3,341		3,929		4,111		3,769
Weather percent colder (warmer) than normal	(15.9)%	(10.4)%		4.6%		9.6%		(0.2)%
(a)In the first quarter of fiscal year 2017, Washington Gas retrospectively adopted ASU 2015-03 and ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost and Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements resulting in a balance sheet reclassification of Long-term debt, excluding current maturities, Total capitalization and Total assets—year end. Accordingly, these amounts have been recast to conform to current presentation.

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

Regulated Utility Operating Segment
The regulated utility operating segment is composed of our core subsidiary, Washington Gas and Hampshire. Washington Gas engages in the delivery and sale of natural gas that is regulated by regulatory commissions in the District of Columbia, Maryland and Virginia. Our EBIT this year exceeded fiscal year 2016 by $38.1 million. Our utility customer base continued to grow as average active customer meters increased by approximately 13,200 when compared to the prior fiscal year. In addition, new base rates in Virginia and the District of Columbia and higher unrealized mark-to-market valuations associated with our

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

asset optimization program increased our results. Partially offsetting these favorable effects were higher depreciation and amortization expenses and operation and maintenance expenses.
Retail Energy-Marketing Operating Segment
We offer competitively priced natural gas, electricity and energy from renewable sources to customers through WGL Energy Services, our non-utility retail energy-marketing subsidiary. This year, our EBIT for this segment decreased from fiscal year 2016 by $11.8 million as a result of lower realized natural gas margins primarily due to sales volumes and margins realized from portfolio optimization, as well as declining electricity sales volumes.

Commercial Energy Systems Operating Segment
Through WGL Energy Systems and WGSW, we offer efficient and sustainable commercial energy solutions focused on owning and operating distributed generation assets such as Solar PV systems and upgrading energy related systems of large government and commercial facilities. During the fiscal year, this segment delivered improved results; the EBIT for this segment exceeded fiscal year 2016 by $18.8 million. We continue to see earnings growth driven by the distributed generation assets that we own across the country and higher earnings from alternative energy investments, including investments in tax equity partnerships. Refer to Note 17 — Other Investments for more information on our investment projects. These improvements were partially offset by lower revenues from the energy-efficiency contracting business due to a decrease in active projects when compared to the prior fiscal year.
Midstream Energy Services Operating Segment
WGL Midstream specializes in the investment, management, development and optimization of natural gas storage and transportation midstream infrastructure projects. Our EBIT for this segment exceeded fiscal year 2016 by $29.9 million. This increase was primarily driven by higher income related to our pipeline investments, higher valuations and realized margins related to storage inventory and the associated economic hedging transactions, and realized margins for our transportation strategies.
Other Activities
Activities and transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our four operating segments, are aggregated as “Other Activities” and are included as part of non-utility operations. Administrative and business development costs associated with WGL and Washington Gas Resources are also included in “Other Activities.” Results for “Other Activities” for fiscal year 2017 include external costs associated with the planned merger with AltaGas.

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

For further information on the Merger, see "Safe Harbor and Forward Looking Statements" in the Introduction, Item I, Item 1A. Risk Factors, and Note 21 — Planned Merger with AltaGas Ltd. of the Notes to Consolidated Financial Statements in this Form 10-K.

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
Accounting for Unbilled Revenue
For regulated deliveries of natural gas, Washington Gas reads meters and bills customers on a monthly cycle basis. The billing cycles for customers do not coincide with the accounting periods used for financial reporting purposes. Washington Gas accrues unbilled revenues for gas that has been delivered but not yet billed at the end of an accounting period by jurisdiction and customer class, including the estimated effects of billing adjustment mechanisms. WGL Energy Services also accrues unbilled revenues for both gas and electricity, which is billed on cycles that do not coincide with the accounting periods used for financial reporting purposes.

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
The current regulatory environment and Washington Gas’ specific facts and circumstances support both the continued application of ASC Topic 980 for our regulatory activities and the conclusion that all of our regulatory assets and liabilities as of September 30, 2017 are recoverable or refundable through rates charged to customers. See Note 2—Regulated Operations of the Notes to Consolidated Financial Statements for further discussion of our regulated operations.
Accounting for Income Taxes
We recognize deferred income tax assets and liabilities for all temporary differences between the financial statement basis and the tax basis of assets and liabilities, including those temporary differences that regulators exclude from current rates for ratemaking purposes of Washington Gas, in accordance with ASC Topic 740, Accounting for Income Taxes.

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
The company is earning investment tax credits on its renewable energy investments. We have elected to record investment tax credits as deferred credits and amortize the balances to income over the life of the related property.
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
Accounting for Derivatives
We enter into both physical and financial contracts for the purchase and sale of natural gas and electricity and generally apply the fair value requirements of ASC Topic 815, Derivatives and Hedging. The financial contracts and the portion of the physical contracts that qualify as derivative instruments and are subject to the mark-to-market accounting requirements are recorded on the balance sheet at fair value. A portion of our physical contracts entered into for the purpose of serving our customers are designated as “normal purchases and normal sales” and therefore, not subject to the fair value accounting requirements of ASC Topic 815. Certain physical contracts do not qualify as derivative instruments due to the significance of their notional amounts relative to the applicable liquid markets. Future changes related to these markets may result in mark-to-market accounting requirements for these contracts.
WGL and Washington Gas also utilize derivative instruments to minimize the risk of interest-rate volatility associated with planned issuances of debt securities. Depending on the applicability of ASC Topic 980 or hedge accounting, the impact of the instruments may be offset on the balance sheet as regulatory assets or liabilities, in other comprehensive income or in earnings.
The gain or loss on a derivative that qualifies as a cash flow hedge of an exposure to variable cash flows of a forecasted transaction is initially recorded in accumulated other comprehensive income (AOCI) to the extent that the hedge is effective and is subsequently reclassified into earnings, in the same category as the item hedged, when the gain or loss from the forecasted transaction occurs. If a derivative that previously qualified for cash flow hedging no longer qualifies because the underlying forecasted transaction is no longer probable of occurring, then the treatment of the fair value must be assessed. If it is reasonably possible that the forecasted transaction will occur, then the fair value changes going forward will be charged to earnings and previous amounts recorded to AOCI will remain until the forecasted transaction is probable of not occurring, in which case, the deferred gain or loss in AOCI is immediately reclassified into earnings. Gains or losses related to any ineffective portion of the cash flow hedges are also recognized in earnings immediately.

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
WGL uses the HLBV methodology for certain equity method investments as well as consolidating entities with non-controlling interests when the governing structuring agreement over the equity investment results in different liquidation rights and priorities than what is reflected by the underlying ownership percentage.
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
We report the non-controlling interest in the consolidated balance sheet within the equity section, separately from WGL's common shareholders' equity. Non-controlling interest represents the non-controlling interest holder's proportionate share of consolidated total equity not attributable to WGL or its subsidiaries. Non-controlling interest is determined by the contributions from/distributions to the non-controlling interest holder, as adjusted for the non-controlling interest holder's proportionate share of the earnings or losses and other comprehensive income (loss), if any. The non-controlling interest holder continues to be allocated its share of losses even if it results in a deficit non-controlling interest balance.
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
We determine the discount rate based on a portfolio of high quality fixed-income investments (AA- as assigned by Standard & Poor’s or Aa3 as assigned by Moody’s or better) whose cash flows would cover our expected benefit payments. We determine the expected long-term rate of return by averaging the expected earnings for the target asset portfolio. In developing the expected rate of return assumption, we evaluate an analysis of historical actual performance and long-term return projections, which gives consideration to the asset mix and anticipated length of obligation of the Plans. Historically, the expected long-term return on plan assets has been lower for the health and life benefit plan than for the qualified pension plan due to differences in the allocation of the assets in the plan trusts and the taxable status of one of the trusts. We calculate the rate of compensation increase based on salary expectations, expected inflation levels, union negotiated salary rates and promotional expectations. The healthcare cost trend rate is determined by working with insurance carriers, reviewing historical claims data for the health and life benefit plan, considering plan provisions and analyzing market expectations. Effective January 1, 2015, Medicare eligible retirees and dependents age 65 and older receive an annual subsidy of $3,300 as a benefit from the HRA plan and, therefore, the value of the benefits provided to these participants is not affected by the healthcare cost trend rate. While the HRA plan terms do not guarantee increases to the stipend, Washington Gas intends to review the stipend annually. Washington Gas assumed no increase to the annual subsidy in fiscal years 2017 and 2016 and a 3.0% increase beginning in 2020 in order to approximate possible future increases to the stipend.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table illustrates the effect of changing these actuarial assumptions, while holding all other assumptions constant:

Effect of Changing Critical Actuarial Assumptions
(In millions)		Pension Benefits		Health and Life Benefits
Actuarial Assumptions	Percentage-Point Change in Assumption	Increase (Decrease) in Ending Obligation	Increase (Decrease) in Annual Cost	Increase (Decrease) in Ending Obligation	Increase (Decrease) in Annual Cost
Expected long-term return on plan assets	+/- 1.00 pt.	n/a	$(7.2) / $7.2	n/a	$(4.6) / $4.6
Discount rate	+/- 0.25 pt.	$(34.4) / $36.3	$(2.9) / $3.1	$(10.2) / $10.8	$(0.8) / $0.9
Rate of compensation increase	+/- 0.25 pt.	$6.0 / $(5.8)	$1.2 / $(1.2)	n/a	n/a
Healthcare cost trend rate	+/- 1.00 pt.	n/a	n/a	$5.5 / $(4.9)	$1.1 / $(0.9)
Projected increases to the HRA plan stipend	+/- 1.00 pt.	n/a	n/a	$36.7 / $(29.8)	$6.1 / $(3.2)

We have historically utilized the Society of Actuaries’ (SOA) published mortality data in developing a best estimate of mortality as part of the calculation of the pension and other post-retirement benefit obligations. On October 27, 2014, the SOA published updated mortality tables for U.S. plans (RP-2014) and an updated improvement scale (MP-2014), which both reflect improved longevity. The MP-2014 improvement scale assumes that short-term rates of mortality improvement will converge to 1.00% per annum up to age 85 trending down to 0% between age 85 and age 115 with the ultimate long-term rate of improvement over a 20-year period from 2007 to 2027. Based upon an evaluation of the information provided by the SOA related to the RP-2014 tables and the MP-2014 improvement scale as well as recent additional studies of mortality improvement, we adopted the RP-2014 tables and adopted a modified improvement scale. We have modified the MP-2014 improvement scale to (a) adjust the ultimate long-term rate of mortality improvement from 1.00% to 0.75% per annum up to age 85 trending down to 0% between age 85 and age 115; and (b) shorten the convergence period from short term to ultimate rates of improvement from the 20-year period to a 15-year period. These mortality assumptions were used to determine the benefit obligations as of September 30, 2017 and 2016. Subsequently, the SOA published updated improvement scales (MP-2015 and MP-2016) which, compared to MP-2014, includes more recent mortality experience data and projects a lower rate of future mortality improvement. These updates are consistent with the adjustments we made to MP-2014 to develop our modified improvement scale.
Differences between actuarial assumptions and actual plan results are deferred and amortized into cost when the accumulated differences exceed ten percent of the greater of the projected benefit obligation or the market-related value of the plan assets. If necessary, the excess is amortized over the average remaining service period of active employees. At September 30, 2017, the discount rate for the pension, DB SERP and DB Restoration plans increased to 3.9%, 3.6% and 3.6%, from 3.7%, 3.4% and 3.4%, respectively, for the comparable period in the prior year. The health and post-retirement plans discount rate also increased to 3.9% from 3.7% during the same period. The higher discount rates reflect the change in long-term interest rates primarily due to current market conditions. The change in the discount rates resulted in actuarial gains decreasing our pension and other post-retirement obligations by $28.9 million and $8.6 million, respectively, for the year ended September 30, 2017. Refer to Note 10 —Pension and Other Post-Retirement Benefit Plans of the Notes to Consolidated Financial Statements for a listing of the actuarial assumptions used and for further discussion of the accounting for the Plans.

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
Summary Results
WGL reported net income applicable to common stock of $192.6 million, $167.6 million and $131.3 million for the fiscal years ended September 30, 2017, 2016 and 2015, respectively. We earned a return on average common equity of 13.4%, 12.8% and 10.5%, respectively, during each of these three fiscal years.
The following table summarizes our EBIT by operating segment for fiscal years ended September 30, 2017, 2016 and 2015.

Analysis of Consolidated Results
	Years Ended September 30,			Increase (Decrease)
(In millions)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
EBIT:
Regulated utility	$266.3	$228.2	$224.0	$38.1	$4.2
Retail energy-marketing	53.2	65.0	46.6	(11.8)	18.4
Commercial energy systems	40.8	22.0	9.7	18.8	12.3
Midstream energy services	37.7	7.8	(2.7)	29.9	10.5
Other activities	(19.9)	(3.2)	(9.7)	(16.7)	6.5
Intersegment eliminations	1.0	(0.5)	(1.0)	1.5	0.5
Total	$379.1	$319.3	$266.9	$59.8	$52.4
Interest expense	74.0	52.3	50.5	21.7	1.8
Income tax expense	111.2	98.1	83.8	13.1	14.3
Dividends on Washington Gas preferred stock	1.3	1.3	1.3	—	—
Net income applicable to common stock	$192.6	$167.6	$131.3	$25.0	$36.3
EARNINGS PER AVERAGE COMMON SHARE
Basic	$3.76	$3.33	$2.64	$0.43	$0.69
Diluted	$3.74	$3.31	$2.62	$0.43	$0.69

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Regulated Utility Operating Results
The following table summarizes the regulated utility segment’s financial data for fiscal years ended September 30, 2017, 2016 and 2015.

Regulated Utility Financial Data
	Years Ended September 30,			Increase (Decrease)
(In millions)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Utility net revenues(1):
Operating revenues	$1,167.0	$1,070.9	$1,328.2	$96.1	$(257.3)
Less: Cost of gas	297.9	272.0	536.0	25.9	(264.0)
Revenue taxes	75.1	73.0	83.5	2.1	(10.5)
Total utility net revenues	794.0	725.9	708.7	68.1	17.2
Operation and maintenance	332.2	322.0	320.1	10.2	1.9
Depreciation and amortization	131.2	116.1	110.4	15.1	5.7
General taxes and other assessments	59.8	57.4	53.7	2.4	3.7
Other income (expenses)-net	(4.5)	(2.2)	(0.5)	(2.3)	(1.7)
EBIT	$266.3	$228.2	$224.0	$38.1	$4.2
(1)We utilize utility net revenues, calculated as revenues less the associated cost of energy and applicable revenue taxes, to assist in the analysis of profitability for the regulated utility segment. The cost of the natural gas commodity (as adjusted for Asset Optimization sharing) and revenue taxes are included in the rates that Washington Gas charges to customers as reflected in operating revenues. Accordingly, changes in the cost of gas and revenue taxes associated with sales made to customers generally have no direct effect on utility net revenues, operating income or net income. Utility net revenues should not be considered an alternative to, or a more meaningful indicator of our operating performance than, operating income. Additionally, utility net revenues may not be comparable to similarly titled measures of other companies.
Fiscal Year 2017 vs. Fiscal Year 2016
The increase in EBIT primarily reflects the following:

•	new base rates in Virginia and the District of Columbia;

•	higher utility net revenue related to growth of approximately 13,200 average active customer meters; and

•	higher unrealized mark-to-market valuations associated with our asset optimization program.

Partially offsetting these favorable variances were:

•	higher depreciation and amortization expense; and

•	higher operation and maintenance expenses.

Fiscal Year 2016 vs. Fiscal Year 2015
The increase in EBIT primarily reflects the following:

•	higher utility net revenue related to growth of over 12,500 average active customer meters;

•	higher unrealized mark-to-market valuations associated with our asset optimization program and

•	higher rate recovery related to the accelerated pipeline replacement programs.

Partially offsetting these favorable variances were:

•	lower revenues attributed to warmer weather and unfavorable effects of changes in natural gas consumption patterns in the District of Columbia;

•	lower realized margins associated with our asset optimization program;

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

Composition of Changes in Utility Net Revenues
	Increase (Decrease)
(In millions)	2017 vs. 2016	2016 vs. 2015
Customer growth	$7.4	$7.0
Estimated effects of weather and consumption patterns	(0.4)	(15.6)
Impact of rate cases	33.5	—
Accelerated pipe replacement programs	(5.8)	12.9
Asset optimization:
Realized margins	1.8	(3.7)
Unrealized mark-to-market valuations	37.4	18.3
Lower-of-cost or market adjustment	—	1.3
Storage carrying costs	(0.6)	(2.6)
Late fees	(2.6)	(1.3)
Refund of reconnection fees	(1.5)	—
Other	(1.1)	0.9
Total	$68.1	$17.2
Customer growth — Average active customer meters increased by approximately 13,200 from fiscal year 2016 to 2017. Average active customer meters increased by more than 12,500 from fiscal year 2015 to 2016.
Estimated effects of weather and consumption patterns— Weather, when measured by HDDs, was 15.9% warmer than normal during the year ended September 30, 2017, compared to 10.4% warmer than normal and 4.6% colder than normal during the years ended September 30, 2016 and 2015. In the District of Columbia, where Washington Gas does not have a billing mechanism or financial instruments to offset the effects of weather, the warmer weather, partially offset by favorable changes in natural gas consumption patterns, for the year ended September 30, 2017, resulted in a negative variance to net revenues. Natural gas consumption patterns may be affected by shifts in weather patterns in which customer heating usage may not correlate highly with average historical levels of usage per heating degree days that occur. Natural gas consumption patterns may also be affected by non-weather related factors such as customer conservation. Refer to the section entitled "Weather Risk" for a discussion of billing mechanisms in Maryland and Virginia, which are designed to eliminate the net revenue effects of variations in customer usage caused by weather and other factors such as conservation.
Impact of rate cases — The increase in revenue reflects new base rates in the District of Columbia, effective March 24, 2017 as well as in Virginia, put into effect subject to refund in the December 2016 billing cycle. Refer to "Rates and Regulatory Matters" for further discussion of this matter. The increase in base rates reflects $16.9 million of revenue for plant expenditures that had previously been collected through the accelerated pipe replacement surcharge.

Accelerated pipe replacement programs — The decrease in revenue for fiscal year 2017 compared to fiscal year 2016 primarily reflects the transfer of project costs that were being collected through accelerated pipeline replacement surcharge revenues to new base rates in District of Columbia, effective March 24, 2017 as well as in Virginia, put into effect in the December 2016 billing cycle. The positive effect on revenues for fiscal year 2016 compared to fiscal year 2015 was primarily due to the continued growth of our accelerated pipe replacement programs in the District of Columbia, Maryland and Virginia.
Asset optimization — We recorded unrealized mark-to-market gains associated with our energy-related derivatives of $49.3 million for the year ended September 30, 2017, compared to unrealized mark-to-market gains of $12.0 million and

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

unrealized mark-to-market losses of $6.3 million for the fiscal years ended September 30, 2016 and 2015, respectively. When these derivatives settle, any unrealized amounts will ultimately reverse and Washington Gas expects to realize margins in combination with related transactions that these derivatives economically hedge. The large swings in the valuations are partially due to movements in unobservable inputs used in the valuation of long-dated forward contracts. We believe that these values are not reflective of our ultimate cash flows as these purchases are utilized in the optimization of our long-term natural gas transportation and storage capacity resources, the value of which is not reflected at fair value. Refer to the section entitled “Market Risk—Price Risk Related to the Regulated Utility Segment” for further discussion of our asset optimization program.
Storage Carrying Costs — Each jurisdiction provides for the recovery of carrying costs based on the pre-tax cost of capital, multiplied by the average monthly investment balance of storage gas inventory. The decrease in both year-over-year comparisons reflects lower average storage gas inventory balances primarily due to significantly lower priced gas in inventory.
Late Fees - The decrease in revenue for the current period is due to the temporary suspension of late fees related to the stabilization period of our new billing system.
Refund of reconnection fees - As part of the PSC of MD’s investigation into service termination notices, we have recorded an accrual related to the refund of prior period reconnection fee. Refer to Rates and Regulatory Matters for a further discussion of this matter.
Operation and Maintenance Expenses. The following table provides the key factors contributing to the changes in operation and maintenance expenses of the regulated utility segment between years.

Composition of Changes in Operation and Maintenance Expenses
	Increase/(Decrease)
(In millions)	2017 vs. 2016	2016 vs. 2015
Employee incentives and direct labor costs	$2.5	$2.6
Employee benefits	(1.0)	(2.0)
Business development	(1.4)	(3.9)
System safety and integrity	1.9	0.8
Environment costs, net	1.2	(1.7)
Support services	(1.6)	5.9
Liability insurance	—	0.9
Uncollectible accounts	4.5	(1.3)
Other	4.1	0.6
Total	$10.2	$1.9

Employee incentives and direct labor costs — Washington Gas incurred increased employee incentives and labor costs, net, for the year ended September 30, 2017 over the previous fiscal year, as a result of an increase in the number of employees. The increase in expense for fiscal year 2016 compared to fiscal year 2015 is primarily due to an increase in employees and merit increases.
Employee benefits — The decrease in employee benefits expense in both the current and prior period comparisons was primarily due to amendments to the post-retirement benefit plans, which lowered expense in fiscal year 2016 and further lowered expense in fiscal year 2017.
Business development — The year-over-year variances for both periods primarily relate to a decrease in customer growth initiative costs for Washington Gas.
  System safety and integrity — The year-over-year variances for both periods reflect increased safety and reliability activities.
Environment costs, net — The increase in the fiscal year ended September 30, 2017 from the previous fiscal year reflects an additional estimate of costs associated with our environmental liabilities recorded in the current fiscal period. The decrease

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

in the fiscal year ended September 30, 2016 from the previous fiscal year is primarily due to proceeds received from an environmental insurance policy.
Support services — The decrease in expense for the fiscal year ended September 30, 2017 from the previous fiscal year is due to lower business process outsourcing costs. The increase in expense for fiscal year 2016 compared to fiscal year 2015 was due to increased project related costs including the implementation of a new customer information system as well as infrastructure support costs.
Uncollectible accounts — The increase in expense for the fiscal year ended September 30, 2017 from the previous fiscal year is due to a higher delinquency rate resulting from the suspension of dunning activities during the stabilization period of our new billing system. The decrease in expense for fiscal year 2016 compared to fiscal year 2015 reflects a refund to customers which was accrued in fiscal year 2015. The refund was a result of an order from the PSC of DC associated with a cash settlement to Competitive Service Providers (CSPs). Refer to Rates and Regulatory Matters for a further discussion.
Other — The increase in expense in the fiscal year ended September 30, 2017 over the previous fiscal year is primarily due to increased costs for administrative, transportation and telecommunication costs.
Depreciation and Amortization.  The following table provides the key factors contributing to the changes in depreciation and amortization of the regulated utility segment between years.

Composition of Changes in Depreciation and Amortization
	Increase (Decrease)
(In millions)	2017 vs. 2016	2016 vs. 2015
Accelerated pipe replacement programs	$2.7	$2.2
Customer information system	6.7	-
Other capital expenditures, net	5.7	3.5
Total	$15.1	$5.7

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Non-Utility Operating Results
Retail Energy-Marketing
The following table depicts the retail energy-marketing segment’s operating results along with selected statistical data.

Retail-Energy Marketing Financial and Statistical Data
	Years Ended September 30,			Increase (Decrease)
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Operating Results (In millions)
Gross margins(1):
Operating revenues	$1,107.2	$1,238.5	$1,306.8	$(131.3)	$(68.3)
Less: Cost of energy	989.0	1,110.4	1,201.1	(121.4)	(90.7)
Revenue taxes	11.4	11.0	9.3	0.4	1.7
Total gross margins	106.8	117.1	96.4	(10.3)	20.7
Operation expenses	47.2	46.5	44.7	0.7	1.8
Depreciation and amortization	1.1	1.2	0.7	(0.1)	0.5
General taxes and other assessments—other	5.4	4.5	4.5	0.9	—
Other income - net	0.1	0.1	0.1	—	—
EBIT	$53.2	$65.0	$46.6	$(11.8)	$18.4
Analysis of gross margins (In millions)
Natural gas
Realized margins	$41.2	$49.1	$61.0	$(7.9)	$(11.9)
Unrealized mark-to-market valuations	3.6	8.1	(12.7)	(4.5)	20.8
Other	—	—	(1.1)	—	1.1
Total gross margins—natural gas	44.8	57.2	47.2	(12.4)	10.0
Electricity
Realized margins	$54.0	$57.2	$57.2	$(3.2)	$—
Unrealized mark-to-market gains valuations	8.0	2.7	(8.0)	5.3	10.7
Total gross margins—electricity	62.0	59.9	49.2	2.1	10.7
Total gross margins	$106.8	$117.1	$96.4	$(10.3)	$20.7
Other Retail-Energy Marketing Statistics
Natural gas
Therm sales (millions of therms)	693.3	750.7	713.0	(57.4)	37.7
Number of customers (end of period)	116,200	133,000	143,800	(16,800)	(10,800)
Electricity
Electricity sales (millions of kWhs)	12,248.4	13,090.7	12,057.0	(842.3)	1,033.7
Number of accounts (end of period)	113,700	127,400	138,000	(13,700)	(10,600)
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
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Fiscal Year 2017 vs. Fiscal Year 2016. The decrease in EBIT reflects lower realized natural gas margins primarily due to lower volumes, lower portfolio optimization and less favorable prices when compared to the prior fiscal year. Realized margins from electricity were unfavorable due to lower volumes this fiscal year compared to the prior fiscal year. Capacity charges from the regional power grid operator (PJM) were relatively unchanged when compared to the prior fiscal year.
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
Commercial Energy Systems
The tables below represent the financial results of the commercial energy systems segment for the fiscal years ended September 30, 2017, 2016, and 2015.

Commercial Energy Systems Segment Financial Information
	Years Ended September 30,			Increase (Decrease)
(In millions)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Operating revenues	$95.2	$89.1	$51.8	$6.1	$37.3
Operating expenses:
Cost of sales	36.8	40.9	21.5	(4.1)	19.4
Operations	27.0	25.1	17.1	1.9	8.0
Depreciation and amortization	21.7	15.2	10.7	6.5	4.5
General taxes and other assessments	0.5	0.5	0.4	—	0.1
Operating expenses	$86.0	$81.7	$49.7	$4.3	$32.0
Equity earnings	7.3	7.6	2.2	(0.3)	5.4
Other income	8.2	6.4	5.4	1.8	1.0
Less: Non-controlling interest	(16.1)	(0.6)	—	(15.5)	(0.6)
EBIT	$40.8	$22.0	$9.7	$18.8	$12.3

EBIT by division:
Energy-efficiency contracting	$(0.1)	$6.6	$(2.4)	$(6.7)	$9.0
Commercial distributed generation	17.6	13.4	10.0	4.2	3.4
Investment in distributed generation	23.3	2.0	2.1	21.3	(0.1)
Total	$40.8	$22.0	$9.7	$18.8	$12.3

Fiscal Year 2017 vs. Fiscal Year 2016. The increase in EBIT primarily reflects the growth in distributed generation assets in service, including increased solar renewable energy credit sales and rebate income and higher earnings from alternative energy investments, including tax equity ventures accounted for under HLBV. Additionally, the increase in EBIT reflects an increase in other income due to the accounting treatment of a business combination. Refer to Note 17 - Other Investments for more information on our investment projects. These improvements were partially offset by lower revenues from the energy-efficiency contracting business and higher depreciation expenses due to the additional distributed generation assets placed in service in the current fiscal year.

Additionally, not reflected in EBIT is the amortization of investment tax credits related to our distributed generation assets which were $6.8 million and $5.3 million for the year ended September 30, 2017 and 2016, respectively.

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

Additionally, not reflected in EBIT is the amortization of investment tax credits related to our distributed generation assets which were $5.3 million and $4.1 million for the fiscal year ended September 30, 2016 and 2015, respectively.
Midstream Energy Services

The table below represents the financial results of the midstream energy services segment for the year ended September 30, 2017, 2016 and 2015.

Midstream Energy Services Segment Financial Information
	Years Ended September 30,			Increase (Decrease)
(In millions)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Operating revenues(a)	$31.3	$6.6	$3.2	$24.7	$3.4
Operating expenses:
Operations	6.3	4.8	7.7	1.5	(2.9)
Depreciation and amortization	—	0.1	0.1	(0.1)	—
General taxes and other assessments	0.3	0.3	0.8	—	(0.5)
Operating expenses	$6.6	$5.2	$8.6	$1.4	$(3.4)
Equity earnings	12.9	6.2	2.6	6.7	3.6
Other income	0.1	0.2	0.1	(0.1)	0.1
EBIT	$37.7	$7.8	$(2.7)	$29.9	$10.5
(a) The trading margins of Midstream Energy Services, including unrealized gains and losses on derivative instruments, are netted within operating revenues.

Fiscal Year 2017 vs. Fiscal Year 2016. The increase in EBIT for the year ended September 30, 2017 compared to 2016, primarily reflects: (i) $16.6 million in higher valuations and realized margins related to storage inventory and the associated economic hedging transactions, (ii) a $9.0 million increase primarily related to realized margins for our transportation strategies and (iii) higher income related to our pipeline investments. Partially offsetting these favorable variances was a $1.9 million decrease related to valuations on our derivative contracts associated with our long-term transportation strategies.

Fiscal Year 2016 vs. Fiscal Year 2015. The increase in EBIT for the year ended September 30, 2016 compared to 2015, primarily reflects: (i) a $26.5 million increase related to valuations on our derivative contracts associated with our long-term transportation strategies; (ii) lower development expenses related to our pipeline investments and (iii) higher income related to our pipeline investments. Partially offsetting these favorable variances are: (i) $9.5 million in lower valuations and realized margins related to storage inventory and the associated economic hedging transactions and (ii) a $13.6 million decrease primarily related to realized margins for our transportation strategies, primarily as a result of losses of approximately $15.2 million associated with the index price used in the gas purchase contract with Antero.

Although realized margins on our transportation strategies have increased year-over-year, both years reflect losses associated with certain gas purchases from Antero beginning in January 2016. The index price used to invoice these purchases had been the subject of an arbitration proceeding: however, in February 2017, the arbitral tribunal ruled in favor of Antero. Losses realized during the fiscal year ended September 30, 2017 and 2016 were $9.8 million and $15.2 million, respectively, associated with this purchase contract. Accumulated losses from the inception of the contract are $25.0 million. In March 2017, we filed suit in state court in Colorado related to the delivery point to which the gas is being delivered by Antero. The state court granted Antero's motion to dismiss the case and the case is currently on appeal. Separately, Antero has initiated suit

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

against Washington Gas and WGL Midstream claiming that they have failed to purchase specified daily quantities of gas and seeking alleged cover damages exceeding $80 million as of October 24, 2017, which amount continues to accumulate daily according to Antero's complaint. Washington Gas and WGL Midstream oppose both the validity and amount of Antero's claim. WGL believes the probability that Antero could succeed in collecting these penalties is remote and therefore, no accrual was made as of September 30, 2017. Refer to Note 13 — Commitments and Contingencies of the Notes to Consolidated Financial Statements for further discussion of this matter.

Other Non-Utility Activities
Transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our four operating segments, are aggregated as “Other Activities” and included as part of non-utility operations. Our other non-utility activities reflect EBIT of $(19.9) million, $(3.2) million and $(9.7) million for the year ended September 30, 2017, 2016 and 2015, respectively. The comparison of EBIT between fiscal year 2017 and fiscal year 2016 primarily relates to external costs associated with the Merger with AltaGas. The comparison of EBIT for fiscal years 2016 and 2015 primarily reflects a $5.6 million impairment charge of our investment in American Solar Direct Holdings Inc. (ASDHI) in fiscal year 2015.
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
Consolidated Interest Expense
The following table shows the components of WGL’s consolidated interest expense for the years ended September 30, 2017, 2016 and 2015. The increase year over year primarily reflects the issuance of additional long-term debt by both WGL and Washington Gas in fiscal years 2017 and 2016 as well as interest expense associated with WGL's interest rate swap and an increase in short-term borrowings.

Composition of Consolidated Interest Expense
	Years Ended September 30,			Increase (Decrease)
(In millions)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Interest on debt	$73.6	$52.5	$51.2	$21.1	$1.3
Other net, including allowance for funds used during construction	0.4	(0.2)	(0.7)	0.6	0.5
Total	$74.0	$52.3	$50.5	$21.7	$1.8
Consolidated Income Taxes
The following table shows WGL’s consolidated income tax expense and effective income tax rate for the years ended September 30, 2017, 2016 and 2015.

Consolidated Income Taxes
	Years Ended September 30,			Increase (Decrease)
(In millions)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Income before income taxes	$289.0	$266.4	$216.4	$22.6	$50.0
Income tax expense	111.2	98.1	83.8	13.1	14.3
Effective income tax rate	38.5%	36.8%	38.7%	1.7%	(1.9)%

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The increase in the effective income tax rate for fiscal year 2017 compared to fiscal year 2016 is mainly due to certain merger related costs not being deductible for tax purposes. The decrease in the effective income tax rate for fiscal year 2016 compared to the prior fiscal year is mainly due to a $5.6 million impairment charge of our investment in ASDHI recorded in fiscal year 2015 (which is not deductible for income tax purposes). Refer to Note 9—Income Taxes of the Notes to the Consolidated Financial Statements for details.
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
During the fiscal year ended September 30, 2017, WGL met its liquidity and capital needs through cash on hand, retained earnings, reduced cash outflows resulting from deferred income taxes and the issuance of commercial paper. Washington Gas met its liquidity and capital needs through cash on hand, including the proceeds of long-term debt issued in the fourth calendar quarter of 2017, retained earnings, reduced cash outflows resulting from deferred income taxes and the issuance of commercial paper.
Our ability to access capital markets depends on our credit ratings, general market liquidity, and investor demand for our securities. The Merger Agreement has placed certain restrictions on WGL’s ability to access the capital markets. Our credit ratings depend largely on the financial performance of our subsidiaries, and a ratings downgrade could both increase our borrowing costs and trigger the need for us to post additional collateral with our wholesale counterparties or other creditors. In support of our credit ratings, we have a goal to maintain our long-term average common equity ratio in the 50% range of total consolidated capital over the long term. As of September 30, 2017, total consolidated capitalization, including current maturities of long-term debt and notes payable and project financing, comprised 39.9% common equity, 0.2% non-controlling interest, 0.7% preferred stock and 59.2% long and short-term debt. This ratio varies during the fiscal year primarily due to the seasonal nature of Washington Gas' business. This seasonality also affects our short-term debt balances, which are typically higher in the fall and winter months and substantially lower in the spring when a significant portion of Washington Gas' current assets are converted into cash at the end of the heating season. Our cash flow requirements and our ability to provide satisfactory resources to meet those requirements are primarily influenced by the activities of all of WGL’s operating segments.
Our plans provide for sufficient liquidity to satisfy our financial obligations. At September 30, 2017, we had no significant restrictions on our cash balances or retained earnings that would affect the payment of common or preferred stock dividends by either WGL or Washington Gas. Please see Note 21 - Planned Merger with AltaGas Ltd. for a discussion of the proposed merger.
Short-Term Cash Requirements and Related Financing
Washington Gas has seasonal short-term cash requirements to fund the purchase of storage gas inventory in advance of the winter heating season. At September 30, 2017 and 2016, Washington Gas had balances in gas storage of $92.8 million and $82.5 million, respectively. Washington Gas collects the cost of gas under cost recovery mechanisms approved by its regulators. Additionally, Washington Gas may be required to post cash collateral for certain purchases.
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
Variations in the timing of collections under Washington Gas' gas cost recovery mechanisms can significantly affect its short-term cash requirements. At September 30, 2017 and 2016, Washington Gas had $2.0 million and $3.3 million in net over-collections, respectively, of gas costs reflected in current liabilities as gas costs due to customers. Amounts under-collected or over-collected that are generated during the current gas cost recovery cycle are deferred as a regulatory asset or liability on the

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

balance sheet until September 1 of each year, at which time the accumulated amount is transferred to gas costs due from/to customers as appropriate. At September 30, 2017 and 2016, Washington Gas had a net regulatory asset of $5.6 million and $5.7 million, respectively, related to the current gas recovery cycle.
WGL Energy Services and WGL Midstream have seasonal short-term cash requirements to fund the purchase of storage gas inventory in advance of the winter heating season. At September 30, 2017 and 2016, WGL Energy Services had balances in gas storage of $33.1 million and $31.5 million, respectively. WGL Energy Services collects revenues that are designed to reimburse commodity costs used to supply their retail customer contracts and wholesale counterparty contracts. At September 30, 2017 and 2016, WGL Midstream had balances in gas storage of $118.2 million and $93.1 million, respectively. As market opportunities arise, WGL Midstream may physically sell the inventory on the wholesale natural gas market, or economically hedge the inventory with financial derivative contracts. WGL Energy Services and WGL Midstream derive funding to finance these activities from short-term debt issued by WGL, which is made available through the money pool as discussed below. Additionally, WGL Energy Services and WGL Midstream may be required to post cash collateral for certain transactions. WGL Energy Services and WGL Midstream may be required to provide parent guarantees from WGL for certain transactions.
In addition to storage gas, WGL Midstream also has cash requirements to fund the capital requirements of its various infrastructure investments. At September 30, 2017 and 2016, WGL Midstream had investments of $384.6 million and $237.4 million related to these investments, respectively. WGL Midstream initially funds capital calls related to these investments from short-term debt issued by WGL.
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
WGL and Washington Gas each have credit facilities. The credit facility for WGL permits it to borrow up to $650.0 million. The credit facility for Washington Gas permits it to borrow up to $350.0 million, and further permits, with the banks’ approval, additional borrowings of $100 million for a maximum potential total of $450 million. The interest rate on loans made under each of the credit facilities is a fluctuating rate per annum that is set using certain parameters at the time each loan is made. WGL and Washington Gas incur credit facility fees, which in some cases are based on the long-term debt ratings of WGL and Washington Gas. In the event that the long-term debt ratings are downgraded below certain levels, WGL and Washington Gas would be required to pay higher fees. There are five different levels of fees. For WGL, under the terms of the credit facilities, the lowest level facility fee is 0.075% and the highest is 0.225%. For Washington Gas, under the terms of the credit facilities, the lowest level facility fee is 0.06% and the highest is 0.175%. The facilities have a maturity date of December 19, 2019, and the credit agreements each provide WGL or Washington Gas with the right, as applicable to request two additional one-year extensions, with the banks’ approval. Bank credit balances available to WGL and Washington Gas, net of commercial paper balances, were $268.0 million and $227.0 million at September 30, 2017 and $223.0 million and $308.0 million at September 30, 2016, respectively.
To manage credit risk, Washington Gas may require certain customers and suppliers to provide deposits, including collateral from wholesale counterparties, which are reported as current liabilities in “Customer deposits and advance payments,” in the accompanying balance sheets. At September 30, 2017 and 2016, “Customer deposits and advance payments” totaled $64.2 million and $80.9 million, respectively. For Washington Gas, deposits from customers may be refunded at various times throughout the year based on the customer’s payment habits. At the same time, other customers make new deposits that cause the balance of customer deposits to remain relatively steady. There are no restrictions on Washington Gas’ use of these customer deposits. Washington Gas pays interest to its customers on these deposits in accordance with the requirements of its regulatory commissions.
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
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Money Pool
WGL has money pool arrangements with and among its subsidiaries to coordinate and provide for certain short term cash and working capital requirements. This money pool may also accumulate cash from the periodic issuance of WGL’s common stock from the company’s ATM offering, dividend reinvestment program and stock based compensation programs as well as the operations of certain subsidiaries. In return, the money pool provides short-term loans to its subsidiaries to meet various working capital needs. Washington Gas does not participate in the money pool.
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
As of September 30, 2017, WGL and Washington Gas recorded $85.6 million and $78.2 million, respectively, in "Unbilled revenues" on the balance sheet and $54.8 million and $43.8 million, respectively, in a corresponding short-term obligation to third party lenders in "Notes payable and project financing", for energy management services projects that were not complete. As of September 30, 2016, WGL and Washington Gas recorded $73.3 million in "Unbilled revenues" on the balance sheet and a $62.4 million corresponding short-term obligation to third party lenders in "Notes payable and project financing" for energy management services projects that were not complete. WGL Energy Systems did not obtain any third-party project financing on behalf of the Federal Government for the fiscal year ended September 30, 2016. Because these projects are financed for government agencies which have minimal credit risk, and with which we have previous collection experience, neither WGL nor Washington Gas recorded a corresponding reserve for bad debts related to these receivables at September 30, 2017 or September 30, 2016.
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
On February 18, 2016, WGL entered into a credit agreement providing for a term loan facility. On February 18, 2016 and January 26, 2017, WGL borrowed $250 million and $50 million, respectively, under the agreement. The credit agreement provides for maturity dates of February 18, 2018 and January 26, 2019, respectively, with a one year extension option with the lenders' approval. In addition to the initial borrowings, the credit agreement permits, with the lenders' approval, additional borrowings of up to $50 million, for maximum potential borrowings under the credit agreement of $350 million. The interest rate on loans made under the credit agreement will be a fluctuating rate that will be determined from time to time based on parameters set forth in the credit agreement.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

On September 16, 2016, Washington Gas issued $250 million of 3.796% medium-term notes due in 2046. The notes are subject to prepayment at Washington Gas' option at any time in whole or from time to time in part, at a redemption price equal to the greater of (i) 100% of the principal amount thereof and (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon, plus a make-whole call premium, plus, in either such case, accrued and unpaid interest on the principal of such notes to the date of redemption. At any time on and after March 15, 2046, Washington Gas may redeem the notes on any date or dates, in whole or from time to time in part, at 100% of the principal of such notes, plus accrued and unpaid interest on the principal of such notes to the date of redemption. On September 18, 2017, Washington Gas issued an additional $200 million pursuant to the reopening of these notes for a total aggregate principle amount outstanding of $450 million.
On November 24, 2015, WGL entered into an equity distribution agreement relating to a continuous offering under which WGL may sell common stock with an aggregate sales price of up to $150 million through an ATM program. Sales of common stock can be made by means of privately negotiated transactions, as transactions on the New York Stock Exchange at market prices or in such other transactions as agreed upon by WGL and the sales agents and in conformance with applicable securities laws. WGL began selling shares under this agreement in February 2016. There were no shares issued under this agreement in fiscal year ended September 30, 2017 due to the Merger Agreement. During the fiscal year ended September 30, 2016, WGL has issued 1.2 million shares of common stock for gross proceeds of $78.2 million.
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
Ratings Triggers and Certain Debt Covenants
WGL and Washington Gas pay credit facility fees, which in some cases are based on the long-term debt ratings of Washington Gas. Under the terms of WGL’s and Washington Gas' revolving credit agreements, term loan facility and private placement notes, the ratio of consolidated financial indebtedness to consolidated total capitalization cannot exceed 0.65 to 1.0 (65.0%). As of September 30, 2017, WGL's and Washington Gas' ratios of consolidated financial indebtedness to consolidated total capitalization were 59.2% and 52.2%, respectively. In addition, WGL and Washington Gas are required to inform lenders of changes in corporate existence, financial conditions, litigation and environmental warranties that might have a material effect on debt ratings. The failure to inform the lenders’ agent of material changes in these areas might constitute default under the agreements. Additionally, failure to pay principal or interest on any other indebtedness may be deemed a default under our credit agreements. A default, if not remedied, may lead to a suspension of further loans and/or acceleration in which obligations become immediately due and payable. At September 30, 2017, we were in compliance with all of the covenants under our revolving credit facilities.
For certain of Washington Gas’ natural gas purchase and pipeline capacity agreements, if the long-term debt of Washington Gas is downgraded below the lower of a BBB- rating by Standard & Poor’s or a Baa3 rating by Moody’s Investors

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Service, or if Washington Gas is deemed by a counterparty not to be creditworthy, then the counterparty may withhold service or deliveries, or may require additional credit support. For certain other agreements, if the counterparty’s credit exposure to Washington Gas exceeds a contractually defined threshold amount, or if Washington Gas’ credit rating declines by a certain rating level, then the counterparty may require additional credit support. At September 30, 2017, Washington Gas would not be required to provide additional credit support for these arrangements if its long-term credit rating was to be downgraded by one rating level.
WGL guarantees payments for certain purchases of natural gas and electricity on behalf of WGL Energy Services and WGL Midstream (refer to “Contractual Obligations, Off-Balance Sheet Arrangements and Other Commercial Commitments” for further discussion of these guarantees). If the credit rating of WGL declines, WGL Energy Services and WGL Midstream may be required to provide additional credit support and credit enhancements for these purchase contracts. At September 30, 2017, WGL Energy Services would be required to provide additional credit support of $3,000 for these arrangements, if WGL's credit ratings were to decline by one rating level. At September 30, 2017, WGL Midstream would be required to provide $779,000 of additional credit support for these arrangements if WGL's credit ratings were to decline by one rating level.

Historical Cash Flows
The following table summarizes WGL’s net cash provided by (used in) operating, investing and financing activities for the fiscal years ended September 30, 2017, 2016 and 2015:

	Fiscal Years Ended September 30,			Increase / (Decrease)	Increase / (Decrease)
(In millions)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Cash provided by (used in):
Operating activities	$230.6	$227.8	$504.1	$2.8	$(276.3)
Financing activities	$423.0	$436.5	$19.0	$(13.5)	$417.5
Investing activities	$(650.7)	$(665.5)	$(525.1)	$14.8	$(140.4)

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
Net cash flows provided by operating activities for the fiscal year ended September 30, 2017 was $230.6 million compared to net cash flows provided by operating activities of $227.8 million for the fiscal year ended September 30, 2016. The increase in net cash flows primarily reflects distributions received from our investment in the Stonewall Gas Gathering System. These distributions began in fiscal year 2017. The comparison of net cash provided by operating activities for fiscal year 2016 to fiscal year 2015 reflects decreased sales volumes to customers due to warmer than normal weather during the period and the associated timing of payments for, and recovery of, energy related costs.
Cash Flows Provided By Financing Activities
Cash flows provided by financing activities totaled $423.0 million in fiscal year ended September 30, 2017, a decrease of $13.5 million from the prior year. This decrease primarily reflects that, due to the Merger, there were no issuances of common stock under our ATM program in fiscal year 2017. Cash flows provided by financing activities increased $417.5 million in fiscal year 2016 as compared to fiscal year 2015. This comparison primarily reflects an increase in net funds received from long-term debt and issuance of common stock under our ATM program.

The following table reflects the issuances and retirements of long-term debt that occurred during the fiscal years 2017, 2016 and 2015 (also refer to Note 5 —Long Term Debt of Notes to Consolidated Financial Statements).

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Long-Term Debt Activity
	2017		2016		2015
($ In millions)	Interest Rate	Face value	Interest Rate	Face value	Interest Rate	Face value
Long Term Debt(a)
Issued	1.57-3.80%	$250.0	1.34-3.80%	$500.0	2.25 – 4.60%	$300.0
Retired			5.17%	(25.0)	4.83%	(20.0)
Other financing
Issued	n/a	—	n/a	—	n/a	—
Retired	n/a	—	n/a	—	2.52 – 4.10%	(8.3)
Other activity
Total		$250.0		$475.0		$271.7
(a) Includes senior notes for WGL Holdings, MTN's and private placement debt for Washington Gas. Certain issuances for WGL Holdings contain make-whole call provisions.
Cash Flows Used in Investing Activities
Net cash flows used in investing activities totaled $650.7 million, $665.5 million and $525.1 million during fiscal years 2017, 2016 and 2015, respectively, which primarily consists of utility capital expenditures made by Washington Gas and non-utility investments in pipeline and distributed generation.
Capital Investments

Total WGL expenditures for capital investments for the year ended September 30, 2017 are shown in the chart below:

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table depicts our actual capital investments for fiscal years 2015, 2016 and 2017. Our capital outlays include expenditures to extend service to new areas, and to ensure safe, reliable and improved service for our utility and to grow our non-utility investments.

Capital Expenditures
	Actual
(In millions)	2015	2016	2017
New business(a)	$84.8	$106.6	$129.4
Replacements:
Regulatory plans(b)	113.1	132.2	130.9
Other	56.0	74.8	68.1
Customer information system	24.6	39.4	28.1
Other utility	42.5	43.0	44.0
Cash basis-utility	6.4	(2.5)	7.8
Total utility(c)	327.4	393.5	408.3
Pipeline investments	42.7	158.1	140.8
Distributed generation	158.3	163.8	85.5
Other non-utility	0.2	8.3	7.0
Cash basis-non-utility	3.1	(35.3)	22.2
Total investments	$531.7	$688.4	$663.8
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

Accelerated Pipe Recovery Plans

Accelerated pipe replacement programs are in place in all three of our jurisdictions. Washington Gas is accelerating pipe replacement in order to reduce risk and further enhance the safety and reliability of the pipeline system. Each regulatory commission having jurisdiction over Washington Gas’ retail rates has approved accelerated replacement programs with an associated surcharge mechanism to recover the cost, including a return, on those capital investments. In contrast to the traditional rate-making approach to capital investments, for the accelerated pipe replacement programs, Washington Gas is receiving recovery for these investments through the approved surcharges for each program. Once new rates are put into effect in a given jurisdiction, then costs previously collected through the accelerated pipe replacement surcharges will be collected through the new rates. Refer to Rates and Regulatory Matters for a further discussion on rate case decisions during the fiscal year. The following table presents the expenditures made and revenues recognized for the accelerated pipe replacement programs in fiscal year 2017.

Accelerated Pipe Replacement Programs Fiscal Year 2017 Activity
(in millions)	District of Columbia	Maryland	Virginia	Total
Capital expenditures, excluding cost of removal	$18.1	$48.6	$64.2	$130.9
Revenues recognized(a)	$5.5	$13.4	$6.6	$25.5
(a)New base rates were effective in the District of Columbia on March 24, 2017 and in Virginia, in the December 2016 billing cycle.
District of Columbia Jurisdiction. In the District of Columbia, pursuant to a settlement approved in 2009, construction activities began, related to an accelerated replacement and encapsulation program targeting vintage mechanically coupled pipe.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

These targeted replacements were completed in January 2017, with related restoration and paving continuing into calendar year 2017. In 2013, Washington Gas filed PROJECTpipes in which Washington Gas proposed to replace bare and/or unprotected steel services, bare and targeted unprotected steel main, and cast iron main in its distribution system in the District of Columbia. On January 29, 2015, the PSC of DC issued an order approving the settlement agreement and approving recovery through the surcharge of annual project costs up to $25 million through fiscal year 2019. PROJECTpipes is in addition to the program which targets vintage mechanically coupled pipe. Cumulative plant additions through September 30, 2015 were included in rate base in the most recent rate cases and are now being recovered through base rates and not reflected in revenues shown in the table above.
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
Virginia Jurisdiction. On April 21, 2011, the SCC of VA, pursuant to a new law to advance Virginia’s Energy Plan (“SAVE Act”), Washington Gas’s initial SAVE Plan for accelerated replacement of infrastructure facilities and a SAVE Rider to recover eligible costs associated with those replacement programs. Subsequently, the Commission approved three amendments to the Company’s SAVE Plan, increasing the overall investment, the scope of approved programs and new facilities replacement programs. Washington Gas' current, approved SAVE Plan encompasses eight ongoing programs: (i) bare and/or unprotected steel service replacement program, (ii) bare and unprotected steel main replacement program, (iii) mechanically coupled pipe replacement, (iv) copper services replacement program, (v) black plastic services replacement program, (vi) cast iron mains replacement program, (vii) meter set and piping remediation/replacement program and (viii) transmission programs. Washington Gas is authorized to invest $256.3 million, including cost of removal, over the five-year calendar period through 2017. Cumulative expenditures through November 30, 2016 were included in rate base in the most recent rate cases and are now being recovered in base rates and are not reflected in the revenues shown in the table above. On July 25, 2017, the Company filed an Application with the Commission to amend and extend its SAVE Plan. Washington Gas proposes to invest approximately $543 million over a five-year period to continue work on previously approved distribution and transmission system accelerated replacement programs.

Pipeline Investments
Constitution Pipeline

In 2013, WGL Midstream invested in Constitution Pipeline Company, LLC (Constitution). The pipeline project is designed to transport at least 650,000 dekatherms of natural gas per day from the Marcellus region in northern Pennsylvania to major northeastern markets. Fully contracted with long-term commitments from established natural gas producers currently operating in Pennsylvania, the pipeline is designed to originate from the Marcellus production areas in Susquehanna County, Pennsylvania, and interconnect with the Iroquois Gas Transmission and Tennessee Gas Pipeline systems in Schoharie County, New York. At September 30, 2017, WGL Midstream's total share of the cost of Constitution is estimated to be $95.5 million over the term of the agreement, reflecting a 10% share in the pipeline venture. On December 2, 2014, the Federal Energy Regulatory Commission (FERC) issued an order granting a certificate of public convenience and necessity.

On April 22, 2016, the New York State Department of Environmental Conservation (NYSDEC) denied Constitution’s application for a Section 401 Certification for the pipeline, which is necessary for the construction and operation of the pipeline. Constitution has stated that it remains committed to pursuing the project and that it intends to pursue all available options to challenge the legality and appropriateness of NYSDEC’s decision. In May 2016, Constitution filed actions in both the U.S. Circuit Court of Appeals for the Second Circuit and the U.S. District Court for the Northern District of New York, appealing the decision and seeking declaratory judgment that the State of New York’s permitting authority is preempted by federal law. In May 2016, Constitution appealed the NYSDEC’s denial of the Section 401 certification to the United States Court of Appeals

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

for the Second Circuit, and in August 2017 the court issued a decision denying in part and dismissing in part Constitution’s appeal. The court expressly declined to rule on Constitution’s argument that the NYSDEC’s decision on Constitution’s Section 401 application constitutes a waiver of the certification requirement. The court determined that it lacked jurisdiction to address that contention, and found that jurisdiction over the waiver issue lies exclusively with the United States Court of Appeals for the District of Columbia Circuit. As to the denial itself, the court determined that NYSDEC’s action was not arbitrary or capricious. Constitution has filed a petition for rehearing with the Second Circuit Court's decision, but in October the court denied our petition.

We remain steadfastly committed to the project, and in October 2017 Constitution filed a petition for declaratory order requesting the FERC to find that, by operation of law, the Section 401 certification requirement for the New York State portion of Constitution’s pipeline project was waived due to the failure by the NYSDEC to act on Constitution’s Section 401 application within a reasonable period of time as required by the express terms of such statute. The petition is consistent with a recent decision by the District of Columbia Circuit Court in another proceeding, in which the court clarified that an applicant facing similar circumstances should present evidence of waiver to the FERC.

In light of the forgoing matters, Constitution has revised its target in-service date to as early as the first half of 2019, which assumes the timely receipt of a Notice to Proceed from the FERC. We can give no assurance, however, that Constitution's efforts to obtain the Section 401 Certification will be successful.

WGL Midstream held a $38.1 million equity method investment in Constitution at September 30, 2017. Refer to Note 17, Other Investments of the Notes to the Consolidated Financial Statements for further discussion of this matter.

Meade
In February 2014, WGL Midstream and certain venture partners formed, and WGL Midstream acquired a 55% interest in Meade Pipeline Co LLC (Meade). Meade was formed to develop and own, jointly with Transcontinental Gas Pipe Line Company, LLC (Transco), an approximately 185-mile pipeline originating in Susquehanna County, Pennsylvania and extending to Lancaster County, Pennsylvania (Central Penn) that will have the capacity to transport and deliver up to approximately 1.7 million dekatherms per day of natural gas. Additionally, WGL Midstream entered into an agreement with Cabot Oil & Gas Corporation (Cabot) whereby WGL Midstream will purchase 500,000 dekatherms per day of natural gas from Cabot over a 15 year term. As part of this agreement, Cabot has acquired 500,000 dekatherms per day of firm gas transportation capacity on Transco’s Atlantic Sunrise project of which Central Penn is a part. This capacity will be released to WGL Midstream.
Central Penn will be an integral part of Transco’s “Atlantic Sunrise” project and will be fully integrated into Transco's system. WGL Midstream will invest an estimated $410.0 million for its interest in Meade, and Meade will invest an estimated $746 million in Central Penn for an approximate 39% interest in Central Penn. Transco will hold the remaining ownership interests in Central Penn. Central Penn currently has a projected in-service date of mid-2018. On February 3, 2017, the FERC issued an order granting Transco's certificate of public convenience and necessity, subject to certain conditions.  On February 6, 2017 Transco accepted the certificate of public convenience and necessity. On September 15, 2017, FERC issued the Notice to Proceed and construction on Central Penn has begun.

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
The proposed pipeline to be developed, constructed, owned and operated by Mountain Valley will transport approximately 2.0 million dekatherms of natural gas per day from two interconnects with EQT Corporation's Equitrans system in Wetzel County, West Virginia to Transco's Station 165 in Pittsylvania County, Virginia. The pipeline is scheduled to be in service by December 2018. On October 13, 2017, FERC issued an order granting a certificate of public convenience and necessity to construct and operate the Mountain Valley Pipeline Project ("Project"). Construction on the Project is expected to begin in late 2017.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

WGL Midstream expects to invest in scheduled capital contributions through the in-service date of the pipeline, its pro rata share (based on its 10% equity interest) of project costs, for an estimated aggregate amount of approximately $327.6 million. In addition, WGL Midstream entered into a gas purchase commitment to buy 500,000 dekatherms of natural gas per day, at index-based prices, for a 20 year term, and will also be a shipper on the proposed pipeline.

Stonewall System

In February 2016, WGL Midstream acquired a 30% equity interest in an entity that owns and operates certain assets known as the Stonewall System for an investment of $89.4 million. The Stonewall System has the capacity to gather up to 1.4 billion cubic feet of natural gas per day from the Marcellus production region in West Virginia, and connects with an interstate pipeline system that serves markets in the mid-Atlantic region. During the fiscal year ended September 30, 2017, WGL Midstream contributed an additional $45.5 million related to retiring debt at the entity level.

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
The total estimated purchase obligations for WGL as of September 30, 2017 for future fiscal years are shown below.

Estimated Contractual Obligations and Commercial Commitments
	Years Ended September 30,
(In millions)	2018	2019	2020	2021	2022	Thereafter	Total
Pipeline and storage contracts(a)	$252.7	$308.1	$310.3	$300.5	$293.6	$2,081.2	$3,546.4
Long-term debt(b)	250.0	100.0	150.0	—	—	1,196.0	1,696.0
Interest expense(c)	68.2	62.4	57.2	56.8	56.8	957.6	1,259.0
Gas purchase commitments(d)
—Washington Gas	451.0	378.3	361.4	363.7	367.0	2,701.6	4,623.0
—WGL Energy Services	143.8	78.5	30.0	7.3	0.4	—	260.0
—WGL Midstream(e)	712.9	1,385.2	1,450.1	1,359.0	1,307.0	20,130.0	26,344.2
Electric purchase commitments(f)	342.0	201.4	110.0	43.8	7.4	1.5	706.1
Operating leases	8.5	5.4	8.1	8.5	8.4	89.8	128.7
Business process outsourcing(g)	25.5	25.6	25.1	18.3	5.1	—	99.6
Other long-term commitments(h)	7.1	4.9	2.6	—	—	0.3	14.9
Total	$2,261.7	$2,549.8	$2,504.8	$2,157.9	$2,045.7	$27,158.0	$38,677.9

(a)	Represents minimum payments for natural gas transportation, storage and peaking contracts for Washington Gas, WGL Energy Services and WGL Midstream.

(b)	Represents scheduled repayment of principal.

(c)	Represents the scheduled interest payments associated with long-term debt for WGL and Washington Gas.

(d)
Includes known and reasonably likely commitments to purchase fixed volumes of natural gas. Cost estimates are based on forward market prices as of September 30, 2017. Certain of our gas purchase agreements have optionality, which may cause increases in these commitments.

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
(f) Represents electric purchase commitments that are based on existing fixed price and fixed volume contracts. Includes $14.7 million related to renewable energy credits.

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
The table above reflects fixed and variable obligations. Certain of these estimates reflect likely purchases under various contracts, and may differ from minimum future contractual commitments disclosed in Note 13 — Commitments and Contingencies of the Notes to Consolidated Financial Statements. Refer to Note 21 — Planned Merger with AltaGas Ltd. for information regarding the Merger Agreement.

Washington Gas outsources certain of its business processes related to human resources, information technology, consumer services, construction, integrated supplier and finance operations. The continued management of service levels provided is critical to the success of these outsourcing arrangements. Washington Gas has divided its BPO governance among functional areas within the organization, each containing a comprehensive set of processes to monitor and control the cost effectiveness and quality of services provided through the BPO.
For commitments related to Washington Gas’ pension and post-retirement benefit plans, during fiscal year 2017, Washington Gas did not contribute to its qualified pension plan but did contribute $4.4 million to its non-funded DB SERP. In addition, Washington Gas contributed $8.3 million to its health and life insurance benefit plans during fiscal year 2017. During fiscal year 2018, Washington Gas does not expect to make a contribution to its qualified pension plan but does expect to make a payment totaling $6.5 million to its non-funded DB SERP. Washington Gas expects to make a contribution of $5.2 million to its health and life insurance benefit plans during fiscal year 2018. For a further discussion of our pension and post-retirement benefit plans, refer to Note 10—Pension and Other Post-Retirement Benefit Plans of the Notes to Consolidated Financial Statements.

Financial Guarantees
WGL has guaranteed payments primarily for certain commitments on behalf of certain subsidiaries. At September 30, 2017, these guarantees totaled $30.7 million, $167.8 million, $124.3 million and $389.1 million for Washington Gas, WGL Energy Services, WGL Energy Systems and WGL Midstream, respectively. At September 30, 2017, WGL also had guarantees on behalf of other subsidiaries totaling $2.1 million. The amount of such guarantees is periodically adjusted to reflect changes in the level of WGL's financial exposure related to these commitments. For all of our financial guarantees, WGL may cancel any or all future obligations upon written notice to the counterparty, but WGL would continue to be responsible for the obligations created under the guarantees prior to the effective date of the cancellation. WGL has also guaranteed payments for certain of our external partners. At September 30, 2017, the maximum potential amount of future payments under the guarantees for external parties totaled $13.5 million.

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
Washington Gas, WGL Energy Services and WGL Midstream are also subject to the collateral requirements of their counterparties. At September 30, 2017, Washington Gas, WGL Energy Services and WGL Midstream provided $3.7 million, $32.4 million and $44.6 million in cash collateral to counterparties, respectively.
The following table provides information on our credit exposure, net of collateral, to wholesale counterparties as of September 30, 2017 for Washington Gas, WGL Energy Services and WGL Midstream, separately.

Credit Exposure to Wholesale Counterparties (In millions)
Rating(a)	Exposure Before Credit Collateral(b)	Offsetting Credit Collateral Held(c)	Net Exposure	Number of Counterparties Greater Than 10%(d)	Net Exposure of Counterparties Greater Than 10%
Washington Gas
Investment Grade	$38.2	$—	$38.2	2	$27.6
Non-Investment Grade	1.1	1.1	—	—	—
No External Ratings	8.9	3.6	5.3	—	—
WGL Energy Services
Investment Grade	$1.2	$—	$1.2	2	$1.1
Non-Investment Grade	—	—	—	—	—
No External Ratings	0.4	0.1	0.3	—	—
WGL Midstream
Investment Grade	$52.9	$1.7	$51.2	2	$26.1

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Non-Investment Grade	1.6	1.6	—	—	—
No External Ratings	9.7	1.4	8.3	—	—

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
At September 30, 2017, WGSW was indirectly subject to retail credit risk associated with non-payment by customers who lease distributed energy equipment or maintain energy service agreements through affiliates. This credit risk was mitigated through minimum credit quality criteria established in each of WGSW’s agreements for customer agreements. These criteria were satisfied to enable WGSW to participate in the project financing arrangement or partnership interest. Refer to Note 17, Other Investments of the Notes to Consolidated Financial Statements for a further discussion of these investments.
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
The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Regulated Utility segment’s energy-related derivatives during the fiscal year ended September 30, 2017.

Regulated Utility Segment Changes in Fair Value of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2016	$(257.4)
Net fair value of contracts entered into during the period	9.7
Other changes in net fair value	117.6
Realized net settlement of derivatives	8.8
Net assets (liabilities) at September 30, 2017	$(121.3)

Regulated Utility Segment Roll Forward of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2016	$(257.4)
Recorded to income	50.1
Recorded to regulatory assets/liabilities	77.2
Net option premium payments	—
Realized net settlement of derivatives	8.8
Net assets (liabilities) at September 30, 2017	$(121.3)

The maturity dates of our net assets (liabilities) associated with the regulated utility segment’s energy-related derivatives recorded at fair value at September 30, 2017, is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Regulated Utility Segment Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

(In millions)	2018	2019	2020	2021	2022	Thereafter	Total
Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	0.9	0.4	—	—	—	—	1.3
Level 3 — Significant unobservable inputs	(26.1)	(8.9)	(7.3)	(7.2)	(7.3)	(65.8)	(122.6)
Total net assets (liabilities) associated with our energy-related derivatives	$(25.2)	$(8.5)	$(7.3)	$(7.2)	$(7.3)	$(65.8)	$(121.3)
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

The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Retail Energy-Marketing segment’s energy-related derivatives during the fiscal year ended September 30, 2017.

Retail Energy-Marketing Segment Changes in Fair Value of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2016	$(17.1)
Net fair value of contracts entered into during the period	(0.2)
Other changes in net fair value	9.0
Realized net settlement of derivatives	(3.5)
Net assets (liabilities) at September 30, 2017	$(11.8)

Retail Energy-Marketing Segment Roll Forward of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2016	$(17.1)
Recorded to income	14.6
Recorded to accounts payable	(5.8)
Realized net settlement of derivatives	(3.5)
Net assets (liabilities) at September 30, 2017	$(11.8)
The maturity dates of our net assets (liabilities) associated with the retail energy-marketing segments’ energy-related derivatives recorded at fair value at September 30, 2017 is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Retail Energy-Marketing Segment Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

(In millions)	2018	2019	2020	2021	2022	Thereafter	Total
Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	(1.3)	(1.1)	(1.0)	(0.1)	—	—	(3.5)
Level 3 — Significant unobservable inputs	(1.3)	(5.2)	(1.4)	(0.4)	—	—	(8.3)
Total net assets (liabilities) associated with our energy-related derivatives	$(2.6)	$(6.3)	$(2.4)	$(0.5)	$—	$—	$(11.8)
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
WGSW holds project financing arrangements, whereby it holds an interest in a limited partnership that acquires distributed generation solar assets at fair market value and leases back those assets to counterparties, with fixed target rates of return over terms between 6-20 years. WGSW also enters into arrangements in which investment partners purchase solar assets and leases them to retail customers. In these cases, the purchased solar assets are expected to achieve a target rate of return from the lease payments that are collected from the retail customers. WGSW manages this price risk through its investment agreements and evaluation of the asset purchase in conjunction with the inception of the lease.
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

The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Midstream Energy Services segments’ energy-related derivatives during the fiscal year ended September 30, 2017.

Midstream Energy Services Segment Changes in Fair Value of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2016	$(19.8)
Net fair value of contracts entered into during the period	(29.4)
Other changes in net fair value	79.1
Realized net settlement of derivatives	(18.7)
Net assets (liabilities) at September 30, 2017	$11.2

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Midstream Energy Services Segment Roll Forward of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2016	$(19.8)
Recorded to income	49.7
Realized net settlement of derivatives	(18.7)
Net assets (liabilities) at September 30, 2017	$11.2
The maturity dates of our net assets (liabilities) associated with the Midstream Energy Services segments’ energy-related derivatives recorded at fair value at September 30, 2017 is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Midstream Energy Services Segment Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

(In millions)	2018	2019	2020	2021	2022	Thereafter	Total
Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	0.1	1.0	—	—	—	—	1.1
Level 3 — Significant unobservable inputs	(3.1)	3.4	3.3	2.5	2.2	1.8	10.1
Total net assets associated with our energy-related derivatives	$(3.0)	$4.4	$3.3	$2.5	$2.2	$1.8	$11.2
Refer to Note 14, Derivative and Weather-Related Instruments and Note 15, Fair Value Measurements of the Notes to Consolidated Financial Statements for a further discussion of our derivative activities and fair value measurements.
Value-at-Risk. WGL Energy Services measures the market risk of its energy commodity portfolio by determining its value-at-risk. Value-at-risk is an estimate of the maximum loss that can be expected at some level of probability if a portfolio is held for a given time period. The value-at-risk calculation for natural gas and electric portfolios include assumptions for normal weather, new customer additions and renewing customers for which supply commitments have been secured. Based on a 95% confidence interval for a one-day holding period, WGL Energy Services’ value-at-risk at September 30, 2017 was approximately $6,100 and $23,400, related to its natural gas and electric portfolios, respectively. The high, low and average value-at-risk for natural gas and electric portfolios between the period October 1, 2016 and September 30, 2017, are noted in the table below.
WGL Energy Services
Value-at-Risk at September 30, 2017

(In thousands)	High	Low	Average
Natural Gas Portfolio	$102.3	$2.4	$32.0
Electric Portfolio	195.8	7.0	46.9
Total	$298.1	$9.4	$78.9

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
Billing Adjustment Mechanisms. In Maryland, Washington Gas has a RNA billing mechanism that is designed to stabilize the level of net revenues collected from Maryland customers by eliminating the effect of deviations in customer usage caused by variations in weather from normal levels and other factors such as conservation. In Virginia, Washington Gas has a WNA billing adjustment mechanism that is designed to eliminate the effect of variations in weather from normal levels on utility net revenues. Additionally, in Virginia, as part of the CARE plan, Washington Gas has a CRA mechanism that, in conjunction with the WNA, eliminates the effect of both weather and other factors such as conservation for residential, small commercial and industrial and group metered apartment customers.
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
Short-Term Debt. At September 30, 2017, WGL and Washington Gas had outstanding notes payable of $559.8 million and $166.8 million, respectively. At September 30, 2016, WGL and Washington Gas had outstanding notes payable of $331.4 million and $104.4 million, respectively. The carrying amount of our short-term debt approximates fair value. A change of 100 basis points in the underlying average interest rate for our short-term debt would have caused a change in interest expense for WGL and Washington Gas of approximately $3.0 million and $1.7million respectively.
Long-Term Debt. At September 30, 2017 and 2016, WGL had outstanding fixed-rate and variable-rate MTNs and other long-term debt of $1,430.9 million and $1,435.0 million, respectively, excluding current maturities and unamortized discounts. While fixed-rate debt does not expose us to earnings risk when market interest rates change, such debt is subject to changes in fair value. Fair value is defined as the present value of the debt securities’ future cash flows discounted at interest rates that reflect market conditions as of the measurement date. As of September 30, 2017, the fair value of WGL’s debt was $1,577.3 million. Our sensitivity analysis indicates that fair value would increase by approximately $74.4 million or decrease by approximately $68.7 million if interest rates were to decline or increase by 10%, respectively, from current market levels. At September 30, 2017 and 2016, Washington Gas had outstanding fixed-rate MTNs and other long-term debt of $1,134.5 million and $1,444.3 million, respectively, excluding current maturities and unamortized discounts. As of September 30, 2017, the fair value of Washington Gas’ fixed-rate debt was $1,271.0 million. Our sensitivity analysis indicates that fair value would increase by approximately $62.8 million or decrease by approximately $58.0 million if interest rates were to decline or increase by 10%, respectively, from current market levels. In general, such an increase or decrease in fair value would impact earnings and cash flows only if WGL or Washington Gas were to reacquire some or all of these instruments in the open market prior to their maturity.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

A total of $1,252.5 million, or approximately 86.6%, of WGL’s outstanding long-term debt, excluding current maturities, have make-whole call options which, if exercised, would require us to pay a premium over the face amount.
A total of $1,002.5 million, or approximately 87.5%, of Washington Gas’ outstanding long-term debt, excluding current maturities, have make-whole call options which, if exercised, would require us to pay a premium over the face amount
Derivative Instruments. WGL had expected to issue 30-year debt in January 2018. In anticipation of the debt issuance, WGL entered into forward starting interest rate swaps with a total notional amount outstanding of $250.0 million, to hedge the variability in future interest payments. WGL designated these interest rate swaps as cash flow hedges. Through December 31, 2016, the effective portion of changes in fair value was reported as a component of other comprehensive income (loss). As a result of certain covenants related to the proposed merger with AltaGas, in January 2017, WGL de-designated these hedges and will record charges in their fair value in interest expense. The balance in accumulated other comprehensive income at September 30, 2017, was $6.4 million related to these hedges. Refer to Note 14 - Derivative and Weather-Related Instruments of the Notes to Consolidated Financial Statements for a further discussion of our interest-rate risk management activity.

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

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Key gas delivery, weather and meter statistics are shown in the table below for the fiscal years ending September 30, 2017, 2016 and 2015.

Gas Deliveries, Weather and Meter Statistics
	Years Ended September 30,			Increase (decrease)
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Gas Sales and Deliveries (millions of therms)
Firm
Gas sold and delivered	774.8	758.4	932.3	16.4	(173.9)
Gas delivered for others	495.0	501.0	558.1	(6.0)	(57.1)
Total firm	1,269.8	1,259.4	1,490.4	10.4	(231.0)
Interruptible
Gas sold and delivered	2.6	2.8	2.1	(0.2)	0.7
Gas delivered for others	242.5	239.0	260.3	3.5	(21.3)
Total interruptible	245.1	241.8	262.4	3.3	(20.6)
Electric generation—delivered for others	87.6	291.3	179.1	(203.7)	112.2
Total deliveries	1,602.5	1,792.5	1,931.9	(190.0)	(139.4)
Degree Days
Actual	3,127	3,341	3,929	(214)	(588)
Normal	3,717	3,730	3,758	(13)	(28)
Percent colder (warmer) than normal	(15.9)%	(10.4)%	4.6%	n/a	n/a
Average active customer meters	1,154,952	1,141,763	1,129,240	13,189	12,523
New customer meters added	12,488	12,221	12,099	267	122
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
Fiscal Year 2017 vs. Fiscal Year 2016. During the fiscal year ended 2017, the comparison in natural gas deliveries to firm customers primarily reflects 15.9% warmer than normal weather when measured by HDDs, compared to 10.4% warmer than normal weather for fiscal year 2016. This was partially offset by an increase in average active customer meters of 13,189 in fiscal year 2017, when compared to fiscal year 2016.
Many customers choose to buy the natural gas commodity from unregulated third party marketers, rather than purchase the natural gas commodity and delivery service from Washington Gas on a “bundled” basis. Natural gas delivered to firm customers but purchased from unregulated third party marketers represented 39.0% of total firm therms delivered during fiscal year 2017, compared to 39.8% of therms delivered during fiscal year 2016. On a per unit basis, Washington Gas earns the same net revenues from delivering gas for others as it earns from bundled gas sales in which customers purchase both the natural gas commodity and the associated delivery service from Washington Gas. Therefore, Washington Gas does not experience any loss in utility net revenues when customers choose to purchase the natural gas commodity from an unregulated third party marketer.
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
Gas Service to Interruptible Customers
Washington Gas must curtail or interrupt service to this class of customer when the demand by firm customers exceeds specified levels. Therm deliveries to interruptible customers increased by 3.3 million therms in fiscal year 2017 compared to fiscal year 2016 primarily due to increased demand, partially offset by warmer weather during fiscal year 2017. Therm deliveries to interruptible customers decreased by 20.6 million therms in fiscal year 2016 compared to fiscal year 2015 primarily due to warmer weather during fiscal year 2016, as well as conversions of certain interruptible customers to firm service.
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
Gas Service for Electric Generation
Washington Gas delivers natural gas for use at two electric generation facilities in Maryland that are each owned by companies independent of WGL. During fiscal year 2017, deliveries to these customers decreased by 203.7 million therms from fiscal year 2016. During fiscal year 2016, deliveries to these customers increased by 112.2 million therms from fiscal year 2015. Washington Gas shares with firm customers a significant majority of the margins earned from natural gas deliveries to these customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not materially affect either net revenues or net income.
Cost of Gas
Washington Gas’ cost of natural gas purchased includes both fixed and variable components. Washington Gas pays fixed costs or “demand charges” to pipeline companies for system capacity needed to transport and store natural gas. Washington Gas pays variable costs, or the cost of the natural gas commodity itself, to natural gas producers and suppliers. Variations in the utility’s cost of gas expense result from changes in gas sales volumes, the price of the gas purchased and the level of gas costs collected through the operation of firm gas cost recovery mechanisms. Under these regulated recovery mechanisms, Washington Gas records cost of gas expense equal to the cost of gas recovered from customers and included in revenues. The difference between the firm gas costs incurred and the gas costs recovered from customers is deferred on the balance sheet as an amount to be collected from or refunded to customers in future periods. Therefore, increases or decreases in the cost of gas associated with sales made to firm customers have no direct effect on Washington Gas’ net revenues and net income. Changes in the cost of gas can cause significant variations in Washington Gas’ cash provided by or used in operating activities. Washington Gas receives from or pays to its customers in the District of Columbia and Virginia, carrying costs associated with under-collected or over-collected gas costs recovered from its customers using short-term interest rates. Additionally, included in “Utility cost of gas” for Washington Gas are the net margins associated with our asset optimization program. To the extent these amounts are shared with customers, they are a reduction to the cost of gas invoiced to customers. Refer to the section entitled “Market Risk” for a further discussion of Washington Gas’ optimization program.
The commodity cost of gas invoiced to Washington Gas (excluding the cost and related volumes applicable to asset optimization) were $0.27, $0.21, and $0.42 per therm for fiscal years 2017, 2016 and 2015, respectively.
Interest Expense
The following table shows the components of Washington Gas' interest expense for the years ended September 30, 2017, 2016 and 2015.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Composition of Interest Expense
	Years Ended September 30,			Increase (Decrease)
(In millions)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Interest on debt	$51.7	$40.8	$41.9	$10.9	$(1.1)
Other-net including allowance for funds used during construction	0.5	0.6	(0.1)	(0.1)	0.7
Total	$52.2	$41.4	$41.8	$10.8	$(0.4)
Income Taxes
The following table shows Washington Gas' income tax expense and effective income tax rate for the years ended September 30, 2017, 2016 and 2015. The decrease in the effective income tax rates for both years is related to a tax sharing agreement among WGL's subsidiaries.

Income Taxes
	Years Ended September 30,			Increase (Decrease)
(In millions)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Income before income taxes	$211.6	$184.8	$180.1	$26.8	$4.7
Income tax expense	79.8	71.7	71.4	8.1	0.3
Effective income tax rate	37.7%	38.8%	39.6%	(1.1)%	(0.8)%

Refer to Note 9 — Income Taxes of the Notes to the Consolidated Financial Statements for details.

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

Summary of Major Rate Increase Applications and Results
Jurisdiction	Application Filed	Effective Date	Test Year 12 Months Ended	Increase in Annual Revenues (Millions)				Allowed Rate of Return
				Requested		Granted		Overall	Equity
District of Columbia	2/26/2016	3/24/2017	9/30/2015	$17.3	7.60%	$8.5	7.60%	7.60%	9.25%
District of Columbia	2/29/2012	6/4/2013	9/30/2011	$29.0	14.00%	$8.4	4.03%	7.93%	9.25%
Maryland	4/26/2013	11/22/2013	3/31/2013	$28.3	5.80%	$8.9	1.80%	7.70%	9.50%
Virginia	6/30/2016	11/28/2016	9/30/2015	$45.6	9.30%	$34.0	6.93%	— %(a)	9.50%
Virginia	1/31/2011	10/1/2011	9/30/2010	$28.5	5.75%	$20.0	4.04%	8.26%	9.75%
(a) The Virginia order did not specify an overall allowed rate of return.
The following is a discussion of significant current regulatory matters. Refer to the section "Accelerated Pipe Replacement Programs" for a discussion of regulatory matters associated with those programs.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

District of Columbia Jurisdiction
Investigation into Washington Gas’ Cash Reimbursement to CSPs. On August 5, 2014, the Office of the People’s Counsel’s (OPC) of DC filed a complaint with the PSC of DC requesting that the Commission open an investigation into Washington Gas’ payments to CSPs to cash-out over-deliveries of natural gas supplies during the 2008-2009 winter heating season. OPC asserted that Washington Gas made excess payments in the amount of $2.4 million to CSPs. On December 19, 2014, the PSC of DC granted the OPC of DC’s request and opened a formal investigation. On October 27, 2015, the PSC of DC issued an order finding that Washington Gas, in performing the cash-out, had violated D.C. Code 34-1101’s requirement that no service shall be provided without Commission approval. The PSC of DC directed Washington Gas to provide calculations showing what the impact would have been had Washington Gas made volumetric adjustments to CSP deliveries as of April 2009, which Washington Gas calculates would result in a refund of approximately $2.4 million, which was recognized by WGL in fiscal year 2015. On February 3, 2016, the PSC of DC issued an order denying OPC’s application for reconsideration and granting in part, and denying in part, Washington Gas’ application for reconsideration.  Washington Gas and OPC filed initial briefs on February 18, 2016, and reply briefs on February 29, 2016, on the issue of whether there is a more reasonable way to reconcile the over-deliveries by CSPs such as through volumetric adjustments, or through cash payments. On August 11, 2016, the PSC of DC issued an order requiring Washington Gas to refund approximately $2.4 million through the ACA. On August 26, 2016, Washington Gas filed its plan for implementing the $2.4 million refund within a 12-month period. The PSC of DC issued an Order on October 7, 2016, directing WGL to apply the refunds consistent with the next annual 12-month ACA reporting period which is December 1, 2016 to November 30, 2017. During the fiscal year ended September 30, 2017, Washington Gas issued refunds of approximately $1.9 million on active customer bills. Additionally, Washington gas billed third-party CSPs approximately $1.4 million to cover amounts credited to firm rate-payers in connections with the DC order.

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

On March 3, 2017, the PSC of DC issued an Order approving an overall increase in rates for Washington Gas of $8.5 million effective for services rendered on and after March 24, 2017. This increase is based on a hypothetical 55.7% equity component of Washington Gas' capital structure and an overall return of 7.57%, which retained the current return on equity of 9.25%. Washington Gas had requested an increase of $17.3 million, assuming a 57.8% equity component and a 10.25% return on equity. The PSC of DC denied Washington Gas’ request for approval of an RNA and Combined Heat and Power (CHP) tariffs; however, the PSC of DC approved a two-year pilot incentive program for developers of multi-family housing projects to bring the benefits of natural gas, including lower energy bills and reduced carbon emissions to more residents in the District of Columbia. On April 3, 2017, the Apartment and Office Building Association of Metropolitan Washington (AOBA) and DC Climate Action filed applications for reconsideration of portions of the Opinion and Order. On May 12, 2017, the PSC of DC denied the application for reconsideration filed by AOBA and denied, in part, the application for reconsideration of DC Climate Action. Further, the PSC of DC directed its staff to develop proposed criteria to facilitate the PSC of DC’s review of the economic benefits of the Multifamily Piping Program and submit the criteria for public comment. On June 30, 2017, the PSC of DC issued a Notice outlining its proposed evaluation criteria for the pilot Multifamily Piping Program. Comments on the proposed criteria were filed by Washington Gas and DC Climate Action. A PSC of DC decision on the pilot Multifamily Piping Program is pending.

Investigation into the Establishment of a Purchase of Receivables Program. On June 15, 2017, the PSC of DC directed Washington Gas to develop a Purchase of Receivables program for natural gas suppliers and their customers in the District of Columbia.  On July 15, 2017, Washington Gas submitted its Purchase of Receivables Implementation Plan which was approved by the PSC of DC on October 19, 2017.  Washington Gas expects that it will take seven to nine months to implement the program.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Maryland Jurisdiction

Termination Notice Inquiry. On March 28, 2017, the PSC of MD initiated an investigation into the service termination notices sent by Washington Gas to its customers between December 1, 2013 and December 31, 2016. The case will investigate whether the service termination notices complied with Code of Maryland Regulations (COMAR). The PSC of MD’s investigation of this matter shall also consider whether fines and or a civil penalty should be assessed. A procedural schedule has been adopted in the case for the filing of testimony, establishing the dates for evidentiary hearings on October 18-20, 2017 and for the filing of briefs and reply briefs on November 20, 2017 and December 11, 2017, respectively. A decision could issue in the latter part of December 2017 or during the first calendar quarter of 2018. As of October 12, 2017, Washington Gas and other parties to and persons interested in the case —including Washing Gas, the Office of the People's Counsel, Staff of the PSC of MD, the Office of MD Attorney General and Montgomery County, MD—are engaged in settlement discussions. We have accrued an estimated liability of $2.0 million at September 30, 2017.

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

Interim rates went into effect, subject to refund, in the December 2016 billing cycle. Intervenors filed testimony on January 31, 2017, Staff of the SCC of VA filed testimony on February 28, 2017, and Washington Gas filed its rebuttal testimony on March 28, 2017. On April 17, 2017, Washington Gas filed with the SCC of VA a unanimous settlement as to a specific annual revenue increase, but not as to a specific return on equity, specific accounting adjustments, or specific ratemaking methodologies, except as otherwise set forth therein. The Stipulation sets forth, for purposes of settlement, a base rate increase of $34 million (of which $14.1 million represents incremental base rate revenues over and above the inclusion of SAVE Plan costs which were previously recovered through monthly surcharges). For purposes of the settlement, the mid-point of the return on equity range of 9.0-10.0% will be used in any application or filing, other than a change in base rates, effective December 1, 2016. On June 30, 2017, the Chief Hearing Examiner issued a report recommending that the Commission approve the Stipulation. On September 8, 2017, Washington Gas received a final order from the Commission accepting settlement subject to minor modifications to Washington Gas’ System Expansion Proposals. All parties agreed to a Revised Stipulation filed on September 20, 2017, reflecting the Commission’s denial of one of the System Expansion Proposals and Washington Gas’ withdrawal of the second one. The Commission issued its final order approving the revised stipulation on September 25, 2017. Refunds to customers, which have been accrued by Washington Gas at September 30, 2017, will be made related to the interim billings in accordance with the final order.

Affiliate Transactions. On December 30, 2016, Washington Gas filed an application for approval to permanently release its contracts with Transcontinental Gas Pipe Line Company LLC’ (“Transco”) for MarketLink and Leidy East interstate pipeline transportation capacity to WGL Midstream, Inc. Washington Gas has not used the MarketLink and Leidy East interstate pipeline transportation capacity to provide gas utility service since 2013 and will not use these resources for system supply in the future. On March 29, 2017, the SCC of VA issued an order approving the transfer of MarketLink and Leidy East interstate pipeline transportation capacity to WGL Midstream Inc. The transfer of the contracts occurred on May 1, 2017.

Other Matters

Labor Contracts.  Washington Gas has four labor contracts with bargaining units represented by three labor unions. On April 30, 2015, Washington Gas entered into a five-year labor contract with the Teamsters Local Union No. 96 (Local 96), a union affiliated with the International Brotherhood of Teamsters. The contract covers approximately 515 employees and is effective from June 1, 2015 through May 31, 2020. Local 96 also represents union-eligible employees in the Shenandoah Gas division of Washington Gas and has a five-year labor contract with Washington Gas that became effective on August 1, 2015

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

and expires on July 31, 2020. This contract covers approximately 21 employees. Washington Gas entered into a three-year labor contract with the Office and Professional Employees International Union (OPEIU-Local 2). The contract covers approximately 105 employees. OPEIU-Local 2 ratified the contract on March 21, 2016 and is effective from April 1, 2016 through March 31, 2019. Additionally, on August 1, 2017, Washington Gas entered into a three-year labor contract with the International Brotherhood of Electrical Workers Local 1900 that covers approximately 22 employees and will expire on July 31, 2020. Washington Gas is subject to the terms of its labor contracts with respect to operating practices and compensation matters dealing with employees represented by the various bargaining units described above.

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

WGL Holdings, Inc.
Washington Gas Light Company
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WGL Holdings, Inc.
Consolidated Balance Sheets

	September 30,
(In thousands)	2017	2016
ASSETS
Property, Plant and Equipment
At original cost	$6,143,841	$5,542,916
Accumulated depreciation and amortization	(1,513,790)	(1,415,679)
Net property, plant and equipment	4,630,051	4,127,237
Current Assets
Cash and cash equivalents	8,524	5,573
Receivables
Accounts receivable	398,149	329,989
Gas costs and other regulatory assets	21,705	15,294
Unbilled revenues	165,483	173,076
Allowance for doubtful accounts	(32,025)	(27,339)
Net receivables	553,312	491,020
Materials and supplies—principally at average cost	20,172	18,414
Storage gas	243,984	207,132
Prepaid taxes	31,549	33,397
Other prepayments	86,465	42,626
Derivatives	15,327	18,510
Other	26,556	26,802
Total current assets	985,889	843,474
Deferred Charges and Other Assets
Regulatory assets
Gas costs	90,136	179,856
Pension and other post-retirement benefits	139,499	223,242
Other	104,596	98,592
Prepaid post-retirement benefits	231,577	180,686
Derivatives	38,389	55,020
Investments in direct financing leases, capital leases	—	29,780
Investments in unconsolidated affiliates	394,201	303,491
Other	11,671	8,072
Total deferred charges and other assets	1,010,069	1,078,739
Total Assets	$6,626,009	$6,049,450
CAPITALIZATION AND LIABILITIES
Capitalization
WGL Holdings common shareholders’ equity	$1,502,690	$1,375,561
Non-controlling interest	6,851	409
Washington Gas Light Company preferred stock	28,173	28,173
Total equity	1,537,714	1,404,143
Long-term debt	1,430,861	1,435,045
Total capitalization	2,968,575	2,839,188
Current Liabilities
Current maturities of long-term debt	250,000	—
Notes payable and project financing	559,844	331,385
Accounts payable and other accrued liabilities	423,824	405,351
Wages payable	18,096	17,908
Accrued interest	7,806	7,645
Dividends declared	26,452	25,283
Customer deposits and advance payments	65,841	86,384
Gas costs and other regulatory liabilities	22,814	12,973
Accrued taxes	17,657	15,672
Derivatives	43,990	82,334
Other	52,664	41,991
Total current liabilities	1,488,988	1,026,926
Deferred Credits
Unamortized investment tax credits	155,007	163,493
Deferred income taxes	868,067	726,763
Accrued pensions and benefits	181,552	228,377
Asset retirement obligations	296,810	203,105
Regulatory liabilities
Accrued asset removal costs	292,173	310,788
Other post-retirement benefits	135,035	113,875
Other	9,403	14,450
Derivatives	122,607	304,198
Other	107,792	118,287
Total deferred credits	2,168,446	2,183,336
Commitments and Contingencies (Note 13)
Total Capitalization and Liabilities	$6,626,009	$6,049,450

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Income
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	Years Ended September 30,
(In thousands, except per share data)	2017	2016	2015
OPERATING REVENUES
Utility	$1,143,337	$1,044,117	$1,303,044
Non-utility	1,211,387	1,305,442	1,356,786
Total Operating Revenues	2,354,724	2,349,559	2,659,830
OPERATING EXPENSES
Utility cost of gas	274,247	245,189	510,900
Non-utility cost of energy-related sales	1,002,908	1,123,077	1,218,331
Operation and maintenance	429,890	401,776	395,770
Depreciation and amortization	154,138	132,566	121,892
General taxes and other assessments	152,528	146,655	152,164
Total Operating Expenses	2,013,711	2,049,263	2,399,057
OPERATING INCOME	341,013	300,296	260,773
Equity in earnings of unconsolidated affiliates	20,216	13,806	5,468
Other income — net	1,819	4,646	653
Interest expense	74,026	52,310	50,511
INCOME BEFORE INCOME TAXES	289,022	266,438	216,383
INCOME TAX EXPENSE	111,159	98,074	83,804
NET INCOME	$177,863	$168,364	$132,579
Non-controlling interest	(16,077)	(550)	—
Dividends on Washington Gas Light Company preferred stock	1,320	1,320	1,320
NET INCOME APPLICABLE TO COMMON STOCK	$192,620	$167,594	$131,259
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	51,205	50,369	49,794
Diluted	51,475	50,564	50,060
EARNINGS PER AVERAGE COMMON SHARE
Basic	$3.76	$3.33	$2.64
Diluted	$3.74	$3.31	$2.62
DIVIDENDS DECLARED PER COMMON SHARE	$2.0175	$1.9250	$1.8275
The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Comprehensive Income
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	Years Ended September 30,
(In thousands)	2017	2016	2015
NET INCOME	$177,863	$168,364	$132,579
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE INCOME TAXES:
Qualified cash flow hedging instruments	49,610	(39,289)	(11,309)
Pension and other post-retirement benefit plans
Change in prior service (cost) credit	(767)	(891)	696
Change in actuarial net gain (loss)	6,232	(936)	(1,195)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS) BEFORE TAXES	$55,075	$(41,116)	$(11,808)
INCOME TAX EXPENSE (BENEFIT) RELATED TO OTHER COMPREHENSIVE INCOME (LOSS)	22,533	(16,813)	(5,533)
OTHER COMPREHENSIVE INCOME (LOSS)	$32,542	$(24,303)	$(6,275)
COMPREHENSIVE INCOME	$210,405	$144,061	$126,304
Non-controlling interest	(16,077)	(550)	—
Dividends on Washington Gas Light Company preferred stock	1,320	1,320	1,320
COMPREHENSIVE INCOME ATTRIBUTABLE TO WGL HOLDINGS	$225,162	$143,291	$124,984
The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Cash Flows
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	Years Ended September 30,
(In thousands)	2017	2016	2015
OPERATING ACTIVITIES
Net income	$177,863	$168,364	$132,579
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED
BY OPERATING ACTIVITIES
Depreciation and amortization	154,138	132,566	121,892
Amortization of:
Other regulatory assets and liabilities—net	6,422	1,909	1,305
Debt related costs	2,027	1,284	1,187
Deferred income taxes—net	114,966	163,879	104,405
Distributions received from equity method investments	16,738	—	—
Accrued/deferred pension and other post-retirement benefit cost	22,601	19,548	25,572
Earnings in equity interests	(20,216)	(13,806)	(5,066)
Compensation expense related to stock-based awards	17,154	12,308	16,478
Provision for doubtful accounts	17,212	13,036	18,197
Impairment loss	—	4,110	5,625
Gain on consolidation	(1,807)	—	—
Unrealized (gain) loss on derivative contracts	(85,591)	(24,774)	19,441
Amortization of investment tax credits	(7,504)	(6,132)	(4,939)
Other non-cash charges (credits)—net	(840)	(1,308)	(3,903)
Changes in operating assets and liabilities (Note 20)	(182,538)	(243,218)	71,286
Net Cash Provided by Operating Activities	230,625	227,766	504,059
FINANCING ACTIVITIES
Common stock issued	293	78,287	—
Long-term debt issued	245,556	498,125	298,227
Long-term debt retired	—	(25,000)	(20,000)
Debt issuance costs	(665)	(445)	(3,497)
Notes payable issued (retired)—net	236,000	(63,000)	(121,500)
Contributions from non-controlling interest	22,336	959	—
Distributions to non-controlling interest	(300)	—	—
Project financing	20,386	38,468	—
Dividends on common stock and preferred stock	(102,123)	(92,841)	(91,316)
Repurchase of common stock	—	—	(41,485)
Other financing activities—net	1,550	1,986	(1,457)
Net Cash Provided By Financing Activities	423,033	436,539	18,972
INVESTING ACTIVITIES
Capital expenditures (excluding AFUDC)	(516,534)	(530,385)	(464,291)
Investments in non-utility interests	(147,294)	(158,052)	(67,447)
Distributions and receipts from non-utility interests	4,126	8,254	10,780
Net proceeds from sale of assets	9,858	19,749	—
Loans to external parties	(863)	(5,031)	(4,151)
Net Cash Used in Investing Activities	(650,707)	(665,465)	(525,109)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,951	(1,160)	(2,078)
Cash and Cash Equivalents at Beginning of Year	5,573	6,733	8,811
Cash and Cash Equivalents at End of Year	$8,524	$5,573	$6,733
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (Note 20)
The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Capitalization
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	September 30,
($ In thousands, except shares)	2017		2016
WGL Holdings Common Shareholders’ Equity
Common stock, no par value, 120,000,000 shares authorized, 51,219,000 and 51,080,612 shares issued, respectively	$582,716		$574,496
Paid-in capital	10,149		12,519
Retained earnings	915,822		827,085
Accumulated other comprehensive loss, net of taxes	(5,997)		(38,539)
WGL Holdings common shareholders' equity	1,502,690	50.6%	1,375,561	48.5%
Non-controlling Interest	6,851	0.2%	409	—%
Preferred Stock
WGL Holdings, Inc., without par value, 3,000,000 shares authorized, none issued	—		—
Washington Gas Light Company, without par value, 1,500,000 shares authorized—issued and outstanding:	—		—
$4.80 series, 150,000 shares	15,000		15,000
$4.25 series, 70,600 shares	7,173		7,173
$5.00 series, 60,000 shares	6,000		6,000
Total Preferred Stock	28,173	0.9%	28,173	1.0%
Total Equity	1,537,714	51.7%	1,404,143	49.5%
Long-Term Debt
Due fiscal year 2018, 2.11%	250,000		250,000
Due fiscal year 2019, 2.11%	50,000		—
Due fiscal year 2019, 7.46%	50,000		50,000
Due fiscal year 2020, 2.25% to 4.76%	150,000		150,000
Due fiscal year 2023, 6.65%	20,000		20,000
Due fiscal year 2025, 5.44%	40,500		40,500
Due fiscal year 2027, 6.40% to 6.82%	125,000		125,000
Due fiscal year 2028, 6.57% to 6.85%	52,000		52,000
Due fiscal year 2030, 7.50%	8,500		8,500
Due fiscal year 2036, 5.70% to 5.78%	50,000		50,000
Due fiscal year 2041, 5.21%	75,000		75,000
Due fiscal year 2044, 4.22% to 5.00%	175,000		175,000
Due fiscal year 2045, 4.24% to 4.60%	200,000		200,000
Due fiscal year 2046, 3.80%	450,000		250,000
Total Long-Term Debt	1,696,000		1,446,000
Unamortized discount	(4,541)		(1,700)
Unamortized debt expense	(10,598)		(9,255)
Less—current maturities	250,000		—
Total Long-Term Debt	1,430,861	48.3%	1,435,045	50.5%
Total Capitalization	$2,968,575	100.0%	$2,839,188	100.0%
The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Changes in Equity
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	WGL Holdings Common Shareholders' Equity	Non-controlling Interest	Washington Gas Light Company Preferred Stock	Total Equity
(In thousands, except shares)	Shares	Amount
Balance, September 30, 2014	50,656,553	$525,932	$11,847	$716,758	$(7,961)	$1,246,576	$—	$28,173	$1,274,749
Net income	—	—	—	131,259	—	131,259	—	1,320	132,579
Other comprehensive loss	—	—	—	—	(6,275)	(6,275)	—	—	(6,275)
Repurchase of common stock	(948,604)	(41,485)	—	—	—	(41,485)	—	—	(41,485)
Stock-based compensation	20,713	1,009	3,087	—	—	4,096	—	—	4,096
Dividends declared:
Common stock ($1.8275 per share)	—	—	—	(90,924)	—	(90,924)	—	—	(90,924)
Preferred stock	—	—	—	—	—	—	—	(1,320)	(1,320)
Balance, September 30, 2015	49,728,662	485,456	14,934	757,093	(14,236)	1,243,247	—	28,173	1,271,420
Net income	—	—	—	167,594	—	167,594	(550)	1,320	168,364
Contributions from non-controlling interest	—	—	—	—	—	—	959	—	959
Other comprehensive loss	—	—	—	—	(24,303)	(24,303)	—	—	(24,303)
Stock-based compensation(a)	115,974	6,742	(2,415)	(164)	—	4,163	—	—	4,163
Issuance of common stock(b)	1,235,976	82,298	—	—	—	82,298	—	—	82,298
Dividends declared:
Common stock ($1.9250 per share)	—	—	—	(97,438)	—	(97,438)	—	—	(97,438)
Preferred stock	—	—	—	—	—	—	—	(1,320)	(1,320)
Balance, September 30, 2016	51,080,612	574,496	12,519	827,085	(38,539)	1,375,561	409	28,173	1,404,143
Net income	—	—	—	192,620	—	192,620	(16,077)	1,320	177,863
Contributions from non-controlling interest	—	—	—	—	—	—	22,336	—	22,336
Distributions to non-controlling interest	—	—	—	—	—	—	(300)	—	(300)
Business combination(c)	—	—	—	—	—	—	483	—	483
Other comprehensive income	—	—	—	—	32,542	32,542	—	—	32,542
Stock-based compensation(a)	112,146	6,564	(2,370)	(549)	—	3,645	—	—	3,645
Issuance of common stock(b)	26,242	1,656	—	—	—	1,656	—	—	1,656
Dividends declared:
Common stock ($2.0175 per share)	—	—	—	(103,334)	—	(103,334)	—	—	(103,334)
Preferred stock	—	—	—	—	—	—	—	(1,320)	(1,320)
Balance, September 30, 2017	51,219,000	$582,716	$10,149	$915,822	$(5,997)	$1,502,690	$6,851	$28,173	$1,537,714
(a) Includes dividend equivalents related to our performance shares.

(b) Includes shares issued under the ATM program and the dividend reinvestment and common stock purchase plans.
(c) Resulted from the consolidation of ASD Solar LP (ASD). For more information, see Note 17—Other investments of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Balance Sheets
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	September 30,
(In thousands)	2017	2016
ASSETS
Property, Plant and Equipment
At original cost	$5,310,337	$4,874,905
Accumulated depreciation and amortization	(1,422,622)	(1,348,173)
Net property, plant and equipment	3,887,715	3,526,732
Current Assets
Cash and cash equivalents	1	1
Receivables
Accounts receivable	190,740	140,457
Gas costs and other regulatory assets	21,705	15,294
Unbilled revenues	107,967	89,945
Allowance for doubtful accounts	(23,741)	(20,220)
Net receivables	296,671	225,476
Materials and supplies—principally at average cost	20,126	18,368
Storage gas	92,753	82,473
Prepaid taxes	23,350	16,826
Other prepayments	13,238	10,924
Receivables from associated companies	32,362	13,799
Derivatives	5,061	7,285
Other	102	51
Total current assets	483,664	375,203
Deferred Charges and Other Assets
Regulatory assets
Gas costs	90,136	179,856
Pension and other post-retirement benefits	138,573	221,971
Other	104,538	98,527
Prepaid post-retirement benefits	230,283	179,675
Derivatives	16,244	25,590
Other	3,561	2,001
Total deferred charges and other assets	583,335	707,620
Total Assets	$4,954,714	$4,609,555
CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$1,164,749	$1,113,446
Preferred stock	28,173	28,173
Long-term debt	1,134,461	939,015
Total capitalization	2,327,383	2,080,634
Current Liabilities
Notes payable and project financing	166,772	104,385
Accounts payable and other accrued liabilities	219,827	204,980
Wages payable	16,508	16,235
Accrued interest	3,967	3,758
Dividends declared	22,098	21,453
Customer deposits and advance payments	64,194	80,936
Gas costs and other regulatory liabilities	22,814	12,973
Accrued taxes	12,808	17,639
Payables to associated companies	94,844	65,770
Derivatives	30,263	58,295
Other	7,473	7,193
Total current liabilities	661,568	593,617
Deferred Credits
Unamortized investment tax credits	4,100	4,851
Deferred income taxes	888,385	763,720
Accrued pensions and benefits	179,814	226,339
Asset retirement obligations	291,871	199,377
Regulatory liabilities
Accrued asset removal costs	292,173	310,788
Other post-retirement benefits	134,181	113,169
Other	9,403	14,450
Derivatives	112,299	232,040
Other	53,537	70,570
Total deferred credits	1,965,763	1,935,304
Commitments and Contingencies (Note 13)
Total Capitalization and Liabilities	$4,954,714	$4,609,555
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Income
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	Years Ended September 30,
(In thousands)	2017	2016	2015

OPERATING REVENUES	$1,166,968	$1,070,904	$1,328,191
OPERATING EXPENSES
Utility cost of gas	297,856	271,975	536,027
Operation and maintenance	336,676	325,726	323,967
Depreciation and amortization	129,428	114,605	108,902
General taxes and other assessments	134,696	130,231	136,911
Total Operating Expenses	898,656	842,537	1,105,807
OPERATING INCOME	268,312	228,367	222,384
Other expense — net	(4,473)	(2,143)	(487)
Interest expense	52,207	41,444	41,828
INCOME BEFORE INCOME TAXES	211,632	184,780	180,069
INCOME TAX EXPENSE	79,840	71,666	71,391
NET INCOME	$131,792	$113,114	$108,678
Dividends on preferred stock	1,320	1,320	1,320
NET INCOME APPLICABLE TO COMMON STOCK	$130,472	$111,794	$107,358
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Comprehensive Income
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	Years Ended September 30,
(In thousands)	2017	2016	2015
NET INCOME	$131,792	$113,114	$108,678
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE INCOME TAXES:
Pension and other post-retirement benefit plans
Change in prior service (cost) credit	(767)	(891)	696
Change in actuarial net gain (loss)	6,232	(936)	(1,195)
Total pension and other post-retirement benefit plans	$5,465	$(1,827)	$(499)
INCOME TAX EXPENSE (BENEFIT) RELATED TO OTHER COMPREHENSIVE INCOME (LOSS)	2,157	(709)	(200)
OTHER COMPREHENSIVE INCOME (LOSS)	$3,308	$(1,118)	$(299)
COMPREHENSIVE INCOME	$135,100	$111,996	$108,379
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Cash Flows
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	Years Ended September 30,
(In thousands)	2017	2016	2015
OPERATING ACTIVITIES
Net income	$131,792	$113,114	$108,678
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	129,428	114,605	108,902
Amortization of:
Other regulatory assets and liabilities—net	6,422	1,909	1,305
Debt related costs	1,448	1,191	1,275
Deferred income taxes—net	77,586	123,482	76,621
Accrued/deferred pension and other post-retirement benefit cost	22,547	19,497	24,757
Compensation expense related to stock-based awards	16,153	11,452	14,958
Provision for doubtful accounts	14,484	10,945	12,734
Unrealized (gain) loss on derivative contracts	(48,950)	(11,552)	6,322
Other non-cash charges (credits)—net	(1,592)	(197)	1,679
Changes in operating assets and liabilities (Note 20)	(145,463)	(147,489)	15,123
Net Cash Provided by Operating Activities	203,855	236,957	372,354
FINANCING ACTIVITIES
Long-term debt issued	195,556	248,125	50,000
Long-term debt retired	—	(25,000)	(20,000)
Debt issuance costs	(661)	(333)	(741)
Notes payable issued (retired)—net	81,000	(47,000)	—
Project financing	9,314	38,468	—
Dividends on common stock and preferred stock	(87,118)	(83,116)	(79,763)
Other financing activities—net	1,492	2,891	—
Net Cash Provided by (Used in) Financing Activities	199,583	134,035	(50,504)
INVESTING ACTIVITIES
Net proceeds from sale of assets	—	19,749	—
Capital expenditures (excluding AFUDC)	(403,438)	(390,741)	(322,909)
Net Cash Used in Investing Activities	(403,438)	(370,992)	(322,909)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	(1,059)
Cash and Cash Equivalents at Beginning of Year	1	1	1,060
Cash and Cash Equivalents at End of Year	$1	$1	$1
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (Note 20)
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Capitalization
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	September 30,
($ In thousands, except shares)	2017		2016
Common Shareholder’s Equity
Common stock, $1 par value, 80,000,000 shares authorized, 46,479,536 shares issued	$46,479		$46,479
Paid-in capital	492,101		488,135
Retained earnings	630,691		586,662
Accumulated other comprehensive loss, net of taxes	(4,522)		(7,830)
Total Common Shareholder’s Equity	1,164,749	50.1%	1,113,446	53.5%
Preferred Stock
Washington Gas Light Company, without par value, 1,500,000 shares authorized—issued and outstanding:
$4.80 series, 150,000 shares	15,000		15,000
$4.25 series, 70,600 shares	7,173		7,173
$5.00 series, 60,000 shares	6,000		6,000
Total Preferred Stock	28,173	1.2%	28,173	1.4%
Long-Term Debt
Due fiscal year 2019, 7.46%	50,000		50,000
Due fiscal year 2020, 4.76%	50,000		50,000
Due fiscal year 2023, 6.65%	20,000		20,000
Due fiscal year 2025, 5.44%	40,500		40,500
Due fiscal year 2027, 6.40% to 6.82%	125,000		125,000
Due fiscal year 2028, 6.57% to 6.85%	52,000		52,000
Due fiscal year 2030, 7.50%	8,500		8,500
Due fiscal year 2036, 5.70% to 5.78%	50,000		50,000
Due fiscal year 2041, 5.21%	75,000		75,000
Due fiscal year 2044, 4.22% to 5.00%	175,000		175,000
Due fiscal year 2045, 4.24%	50,000		50,000
Due fiscal year 2046, 3.80%	450,000		250,000
Total Long-Term Debt	1,146,000		946,000
Unamortized discount	(3,042)		(109)
Unamortized debt expense	(8,497)		(6,876)
Total Long-Term Debt	1,134,461	48.7%	939,015	45.1%
Total Capitalization	$2,327,383	100.0%	$2,080,634	100.0%
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Common Shareholder’s Equity
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes
(In thousands, except shares)	Shares	Amount				Total
Balance, September 30, 2014	46,479,536	$46,479	$480,620	$529,480	$(6,413)	$1,050,166
Net income	—	—	—	108,678	—	108,678
Other comprehensive loss	—	—	—	—	(299)	(299)
Stock-based compensation(a)	—	—	3,057	—	—	3,057
Dividends declared:
Common stock	—	—	—	(78,990)	—	(78,990)
Preferred stock	—	—	—	(1,320)	—	(1,320)
Balance, September 30, 2015	46,479,536	46,479	483,677	557,848	(6,712)	1,081,292
Net income	—	—	—	113,114	—	113,114
Other comprehensive loss	—	—	—	—	(1,118)	(1,118)
Stock-based compensation(a)	—	—	4,458	—	—	4,458
Dividends declared:
Common stock	—	—	—	(82,980)	—	(82,980)
Preferred stock	—	—	—	(1,320)	—	(1,320)
Balance, September 30, 2016	46,479,536	46,479	488,135	586,662	(7,830)	1,113,446
Net income	—	—	—	131,792	—	131,792
Other comprehensive loss	—	—	—	—	3,308	3,308
Stock-based compensation(a)	—	—	3,966	—	—	3,966
Dividends declared:
Common stock	—	—	—	(86,443)	—	(86,443)
Preferred stock	—	—	—	(1,320)	—	(1,320)
Balance, September 30, 2017	46,479,536	$46,479	$492,101	$630,691	$(4,522)	$1,164,749
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
NATURE OF OPERATIONS
Washington Gas and Hampshire comprise our regulated utility segment. Washington Gas is a public utility that sells and delivers natural gas to more than one million customers primarily in the District of Columbia and the surrounding metropolitan areas in Maryland and Virginia. Deliveries to firm residential and commercial customers accounted for 79% of the total therms delivered to customers by Washington Gas in the fiscal year ended September 30, 2017. Deliveries to interruptible customers accounted for 15% and deliveries to customers who use natural gas to generate electricity accounted for 6%. These amounts do not include deliveries related to Washington Gas’ asset optimization program discussed below. Hampshire operates an underground natural gas storage facility that provides services exclusively to Washington Gas. Hampshire is regulated under a cost of service tariff by the Federal Energy Regulatory Commission (FERC).
The retail energy-marketing segment consists of WGL Energy Services which competes with regulated utilities and other unregulated third party marketers to sell natural gas and electricity directly to residential, commercial, industrial and governmental customers with the objective of earning a profit through competitive pricing. The commodities that WGL Energy Services sells are delivered to retail customers through assets owned by regulated utilities. Washington Gas delivers the majority of natural gas sold by WGL Energy Services, and unaffiliated electric utilities deliver all of the electricity sold. WGL Energy Services owned multiple solar PV distributed generation assets at September 30, 2017, though the results from these activities are presented in the commercial energy systems segment. Other than these facilities, WGL Energy Services does not own or operate any other natural gas or electric generation, production, transmission or distribution assets. At September 30, 2017, WGL Energy Services served approximately 116,200 natural gas customers and approximately 113,700 electricity customers located in Maryland, Virginia, Delaware, Pennsylvania and the District of Columbia.
The commercial energy systems segment consists of WGL Energy Systems, WGSW and the results of operations of affiliate-owned commercial distributed energy projects. This segment focuses on clean and energy efficient solutions for its customers, driving earnings through: (i) upgrading the mechanical, electrical, water and energy-related infrastructure of large governmental and commercial facilities by implementing both traditional and alternative energy technologies; (ii) owning and operating distributed generation assets such as solar PV systems, combined heat and power plants, and natural gas fuel cells and (iii) investments in residential and commercial retail solar PV companies. In addition to our primary markets, this segment provides customized energy solutions across a much wider footprint, with business activities across the United States.
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
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

CONSOLIDATION OF FINANCIAL STATEMENTS
The consolidated financial statements include the accounts of WGL and its subsidiaries during the fiscal years reported. On October 1, 2016, WGL and Washington Gas adopted Accounting Standards Update (ASU) 2015-03 and ASU 2015-15. These standards require an entity to account for debt issuance costs as a deduction from the carrying amount of debt in the balance sheet and the amortization of debt issuance costs presented as interest expense, consistent with its accounting treatment of debt discounts. Prior period amounts related to other deferred assets and long-term debt in the accompanying balance sheets have been reclassified to conform to the current period presentation. Inter-company transactions have been eliminated. Refer to Note 18—Related Party Transactions for a discussion of inter-company transactions. WGL has a variable interest in five investments that qualify as variable interest entities (VIEs). At September 30, 2017, WGSW is the primary beneficiary for four of the VIEs; SFGF, SFRC, SFGF II, and ASD and accordingly, they have been consolidated. WGL and its subsidiaries are not the primary beneficiary for one of the five VIEs; therefore, we have not consolidated this VIE entity. Refer to Note 17—Other Investments for a discussion of VIEs and other investments.

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

RECLASSIFICATION ON THE STATEMENT OF CASH FLOWS

During the current fiscal year, both WGL and Washington Gas separately presented “Unrealized gain/loss on derivative contracts” as an adjustment to reconcile net income to net cash provided by operating activities on the Statements of Cash Flows.  In prior years, these amounts were included in “Changes in Assets and Liabilities-Derivatives”.  Additionally, for WGL, in the current year we separately presented “Amortization of investment tax credits” as an adjustment to reconcile net income to net cash provided by operating activities on the Statements of Cash Flows.  In previous years, these amounts were included in “Changes in Assets and Liabilities-Unamortized investment tax credits”.   The presentation for prior years has been recast to conform with the current period presentation.  These reclassifications did not change Net Cash Provided by Operating Activities.
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment (comprised principally of utility plant) are stated at original cost, including labor, materials, taxes and overhead costs incurred during the construction period. The cost of utility plant of Washington Gas includes an allowance for funds used during construction (AFUDC) that is calculated under a formula prescribed by our regulators in Maryland and the District of Columbia. Washington Gas capitalizes AFUDC as a component of construction overhead. The rates for AFUDC for fiscal years September 30, 2017, 2016 and 2015 were 2.73%, 5.51% and 4.12%, respectively. In addition, WGL Energy Systems and WGL Midstream incur capitalized interest during the cost of constructing and acquiring their long-term assets. For the fiscal years ended September 30, 2017, 2016 and 2015, capitalized interest was $2.9 million, $2.1 million and $1.1 million, respectively.
Washington Gas charges maintenance and repairs directly to operating expenses. Washington Gas capitalizes betterments and renewal costs, and calculates depreciation applicable to its utility gas plant in service primarily using a straight-line method over the estimated remaining life of the plant. The composite depreciation and amortization rate of the regulated utility segment was 2.80%, 2.70% and 2.73% during fiscal years 2017, 2016 and 2015, respectively. In accordance with regulatory requirements, such rates include a component related to asset removal costs for Washington Gas. These asset removal costs are accrued through depreciation expense with a corresponding credit to “Regulatory liabilities—Accrued asset removal costs.” When Washington Gas retires depreciable utility plant and equipment, it charges the associated original costs to “Accumulated depreciation and amortization” and any related removal costs incurred are charged to “Regulatory liabilities—Accrued asset removal costs.” Washington Gas periodically reviews the adequacy of its depreciation rates by considering estimated remaining lives and other factors. For information about Asset Retirement Obligations (ARO’s), refer to the section entitled “Asset Retirement Obligations”.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

At September 30, 2017 and 2016, 87.2% and 88.7%, respectively, of WGL’s consolidated original cost of property, plant and equipment was related to the regulated utility segment as shown below.

Property, Plant and Equipment at Original Cost
($ In millions)
September 30,	2017		2016
Regulated utility segment
Distribution, transmission and storage	$4,544.7	74.0%	$4,210.6	75.9%
General, miscellaneous and intangibles	548.5	8.9%	435.2	7.9%
Construction work in progress (CWIP)	264.8	4.3%	273.1	4.9%
Total regulated utility segment	5,358.0	87.2%	4,918.9	88.7%
Unregulated segments	786.0	12.8%	624.1	11.3%
Total	$6,144.0	100.0%	$5,543.0	100.0%
ASSETS SALE - BUILDING
During the year ended September 30, 2016, Washington Gas completed the sale of the Springfield Operation Center for approximately $20.3 million, net of selling and administrative expenses of $0.5 million. As a result of the sale, a minimal loss was recorded to "Other expense-net" in the accompanying Consolidated Statements of Income.

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
During the fiscal year ended September 2017, WGL did not record any impairments related to our long-lived assets. During the fiscal year ended September 30, 2016, WGL recorded a $4.1 million impairment for the Nextility investment in direct financing leases. During the fiscal year ended September 30, 2015, WGL impaired its entire investment in ASDHI by its carrying value of $5.6 million based on management's assumption of the current valuation and expected return from the investment.
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
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

CASH AND CASH EQUIVALENTS
We consider all investments with original maturities of three months or less to be cash equivalents. We did not have any restrictions on our cash balances that would impact the payment of dividends by WGL or our subsidiaries as of September 30, 2017 and 2016.

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
Revenue Taxes.  Revenue taxes such as gross receipts taxes, Public Service Commission (PSC) fees, franchise fees and energy taxes are reported gross in operating revenues. During fiscal years ended September 30, 2017, 2016 and 2015, $75.1 million ,and $73.0 million, and $83.5 million, respectively, were recorded to operating revenues.
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
All unrealized fair value gains and losses, and margins generated from the physical and financial settlement of these asset optimization contracts are recorded in "Utility cost of gas" on the income statement or, in the case of amounts to be shared with rate payers, regulatory assets/liabilities on the balance sheet.

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
Commercial Energy Systems Segment. WGL Energy Systems recognizes income and expenses for all design-build construction contracts using the percentage-of-completion method in “Operating Revenues—Non-utility” and “Non-Utility cost of energy-related sales.” WGL Energy Systems also recognizes income from its distributed energy assets based on the terms of the related power purchase agreements. Renewable Energy Certificates (RECs) are generated by WGL Energy Systems after every 1,000 Kilowatt-hours (kWh) of electricity are produced by an eligible solar facility. WGL Energy Systems recognizes income on the sale of RECs based on the contractual terms and conditions of the sale. Refer to Note 17—Other Investments for discussion of our income from operating lease arrangements and equity method investments.
Midstream Energy Services Segment. WGL Midstream nets its revenues and costs related to its trading activities in "Operating Revenues—Non-utility". Any profits and losses from WGL Midstream's pipeline investments are included in “Equity in earnings of unconsolidated affiliates” in the accompanying Consolidated Statement of Income and are added to or subtracted from the carrying amount of WGL’s investment balance. Refer to Note 17—Other Investments for discussion of our pipeline equity method investments.
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
For the fiscal year ended September 30, 2017, Washington Gas and WGL Midstream did not record a lower-of-cost or market adjustment to net income. During the fiscal year ended September 30, 2016, Washington Gas did not record a lower-of-cost or market adjustment to net income and WGL Midstream recorded quarterly adjustments that netted to zero. During the fiscal year ended September 30, 2015, Washington Gas and WGL Midstream recorded lower-of-cost or market adjustments to net income of $(1.3) million and $(21.5) million, respectively.
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
INCOME TAXES
We recognize deferred income tax assets and liabilities for all temporary differences between the financial statement basis and the tax basis of assets and liabilities, including those that are currently excluded for ratemaking purposes of Washington Gas. Regulatory assets or liabilities, corresponding to such additional deferred income tax assets or liabilities, may be recorded to the extent recoverable from or payable to customers through the ratemaking process in future periods. Refer to Note 2—Regulated Operations for Washington Gas’ regulatory assets and liabilities associated with income taxes due from and due to customers at September 30, 2017 and 2016. Amounts applicable to income taxes due from and due to customers primarily represent differences between the book and tax basis of net utility plant in service. We amortize investment tax credits as reductions to income tax expense over the estimated service lives of the related properties. Refer to Note 9—Income Taxes which provides detailed financial information related to our income taxes.
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

WGL Holdings, Inc.
Changes in Asset Retirement Obligations
(In millions)
September 30,	2017	2016
Asset retirement obligations at beginning of year	$210.3	$207.7
Liabilities incurred in the period	3.0	12.1
Revaluation of asset retirement obligation	89.5	—
Liabilities settled in the period	(7.2)	(16.9)
Accretion expense	8.3	7.4
Asset retirement obligations at the end of the year(a)	$303.9	$210.3

Washington Gas Light Company
Changes in Asset Retirement Obligations
(In millions)
September 30,	2017	2016
Asset retirement obligations at beginning of year	$206.6	$205.9
Liabilities incurred in the period	2.0	10.4
Revaluation of asset retirement obligation	89.5	—
Liabilities settled in the period	(7.2)	(16.9)
Accretion expense	8.0	7.2
Asset retirement obligations at the end of the year(a)	$298.9	$206.6
(a) Includes short-term asset retirement obligations of $7.1 million and $7.2 million for fiscal year 2017 and 2016, respectively.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

ACCOUNTING STANDARDS ADOPTED IN FISCAL YEAR 2017
Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability To Continue As A Going Concern
The standard requires an entity to assess the ability to continue as a going concern. The standard will require management to evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern for one year from the date the financial statements were issued.
		September 30, 2017	We have evaluated the impact of this new standard and no additional footnote disclosure is required.
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
2015-07, Fair Value Measurement (Topic 820) - Disclosures in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent)
This standard removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value ("NAV") per share as a practical expedient. Instead, entities would be required to disclose those investments as a reconciling item to the total fair value of investments in the disclosure and to be consistent with the amount reported in the balance sheet. Retrospective application is required.
October 1, 2016
WGL and Washington Gas do not have any financial instruments presented in the Consolidated Balance Sheets measured at NAV. Implementation of the standard affected the fair value hierarchy related to the pension plan and health and life insurance plan assets disclosed in Note 10 - Pension and Other Post-Retirement Benefit Plans.

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
WGL has elected to continue to estimate forfeitures for its share-based payment awards rather than account for forfeitures when they occur. WGL and Washington Gas each expect to report $6.2 million, as a cumulative effect adjustment to retained earnings in the first quarter of fiscal year 2018 related to the recognizing all excess tax benefits previously unrecognized.

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
		October 1, 2018*	We are in the process of evaluating the impact the adoption of this standard will have on our financial statements.
ASU 2016-15, Statement of Cash Flows (Topic 230)—Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force)	This update provides guidance on the classification of certain cash receipts and payments in the statement of cash flows.	October 1, 2018*	We are in the process of evaluating the impact the adoption of this standard will have on our financial statements.

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

October 1, 2018*
An implementation team is currently evaluating all revenue streams and reviewing contracts with customers, as well as, related financial statement disclosures to determine the impact the adoption of this standard will have on our financial statements. WGL is also monitoring unresolved industry specific implementation issues that could impact the timing of revenue recognition for our regulated utility tariff based sales. WGL will adopt using the modified retrospective approach.

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
	October 1, 2018*	We performed a preliminary evaluation and the adoption of this standard will primarily impact the disclosure of our financial instruments in our Fair Value Measurements Footnote.
ASU 2016-02, Leases (Topic 842)
This standard requires recognition of a right-to-use asset and lease liability on the statement of financial position and disclosure of key information about leasing arrangements. The standard requires application using a modified retrospective approach.
	October 1, 2019*	We are in the process of evaluating the impact the adoption of this standard will have on our financial statements.
ASU 2017-12, Derivatives and Hedging (Topic 815)—Targeted Improvements to Accounting for Hedging Activities
This standard seeks to better align risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedging results.
	October 1, 2019*	We are in the process of evaluating the impact the adoption of this standard will have on our financial statements.
ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
For credit losses on financial instruments, this standard changes the current incurred loss impairment methodology to an expected loss methodology and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates.
	October 1, 2020*	We are in the process of evaluating the impact the adoption of this standard will have on our financial statements.
*Subject to acceleration if the merger with AltaGas is consummated due to the difference in Parent and Subsidiary fiscal year ends.

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
When Washington Gas files a request with certain regulatory commissions to modify customers’ rates, it may be permitted to charge customers new rates, subject to refund, until the regulatory commission renders a final decision on the amount of the authorized change in rates. During this interim period, Washington Gas records a provision for a rate refund regulatory liability based on the difference between the amount it collects in rates and the amount it expects to recover from a final regulatory decision. Similarly, Washington Gas periodically records provisions for rate refunds related to other transactions. Actual results for these regulatory contingencies are often difficult to predict and could differ significantly from the estimates reflected in the financial statements. Refer to Note 13—Commitments and Contingencies for further discussion of regulatory matters and related contingencies.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

At September 30, 2017 and 2016, we recorded the following regulatory assets and liabilities on our balance sheets. These assets and liabilities will be recognized as revenues or expenses in future periods as they are reflected in customers’ rates.

Regulatory Assets and Liabilities
(In millions)	Regulatory Assets		Regulatory Liabilities
September 30,	2017	2016	2017	2016
Current:
Gas costs due from/to customers(a)	$0.2	$4.1	$10.6	$12.1
Interruptible sharing(a)	2.4	0.9	0.7	0.6
Revenue normalization mechanisms for Maryland and Virginia(a)	11.7	6.6	1.4	—
Accelerated replacement recovery mechanisms	7.4	3.7	1.1	0.3
Rates subject to refund(c)	—	—	9.0	—
Total current	$21.7	$15.3	$22.8	$13.0
Deferred:
Accrued asset removal costs	$—	$—	$292.2	$310.8
Deferred gas costs(a)(b)	90.1	179.9	—	—
Pension and other post-retirement benefits
Deferred pension costs—trackers(d)	19.7	29.8	—	—
ASC Topic 715 unrecognized costs/income(a)(e)
Pensions	119.6	193.4	—	—
Other post-retirement benefits	0.2	—	135.0	113.9
Total pension and other post-retirement benefits	139.5	223.2	135.0	113.9
Other:
Income tax-related amounts due from/to customers(f)	37.9	33.6	3.2	3.6
Losses/gains on issuance and extinguishments of debt and interest-rate derivative instruments(a)(g)	16.4	17.5	1.4	1.5
Deferred gain on sale of assets(a)	—	—	0.7	1.0
Rights-of-way fees(a)	—	0.3	0.7	—
Business process outsourcing and related costs (a)	8.2	9.8	—	—
Non-retirement post-employment benefits(a)(h)	17.8	19.2	—	—
Deferred integrity management expenditures(a)(i)	7.7	8.5	—	—
Recoverable portion of abandoned LNG facility	3.1	4.3	—	—
Environmental response costs(a)(j)	2.5	1.3	—	—
Other regulatory expenses	11.0	4.1	3.4	8.3
Total other	$104.6	$98.6	$9.4	$14.4
Total deferred	$334.2	$501.7	$436.6	$439.1
Total	$355.9	$517.0	$459.4	$452.1
(a) Washington Gas does not earn its overall rate of return on these assets. Washington Gas is allowed to recover and required to pay, using short-term interest rates, the carrying costs related to billed gas costs due from and to its customers in the District of Columbia and Virginia jurisdictions.
(b) Includes fair value of derivatives, which are not included in customer bills until settled.
(c) Represents provision established for interim base rate billings, subject to refund, in Virginia, effective in the December 2016 billing cycle.
(d) Relates to the District of Columbia jurisdiction.
(e) Refer to Note 10-Pension and Other Post-Retirement Benefit Plans for a further discussion of these amounts.
(f) This balance represents amounts due from customers for deferred tax liabilities related to tax benefits on deduction flowed directly to customers prior to the adoption of income tax normalization for ratemaking purposes.
(g) The losses or gains on the issuance and extinguishment of debt and interest-rate derivative instruments include unamortized balances from transactions executed in prior fiscal years. These transactions create gains and losses that are amortized over the remaining life of the debt as prescribed by regulatory accounting requirements.
(h) Represents the timing difference between the recognition of workers compensation and short-term disability costs in accordance with generally accepted accounting principles and the way these costs are recovered through rates.
(i) This balance represents amounts for deferred expenditures associated with Washington Gas’ Distribution Integrity Management Program (DIMP) in Virginia.
(j) This balance represents allowed remediation expenditures at Washington Gas sites to be recovered through rates for Maryland and the District of Columbia. The recovery period is over several years.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

As required by ASC Topic 980, Washington Gas monitors its regulatory and competitive environment to determine whether the recovery of its regulatory assets remains probable. If Washington Gas were to determine that recovery of these assets is no longer probable, it would write off the assets against earnings. We have determined that ASC Topic 980 continues to apply to our regulated operations, and the recovery of our regulatory assets at September 30, 2017 is probable.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

NOTE 3. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

The tables below provide details for the amounts included in “Accounts payable and other accrued liabilities” on the balance sheets for both WGL and Washington Gas.

WGL Holdings, Inc.
	September 30,
(In millions)	2017	2016
Accounts payable—trade	$361.6	$353.0
Employee benefits and payroll accruals	35.0	34.4
Other accrued liabilities	27.2	18.0
Total	$423.8	$405.4

Washington Gas Light Company
	September 30,
(In millions)	2017	2016
Accounts payable—trade	$174.9	$161.0
Employee benefits and payroll accruals	32.4	32.2
Other accrued liabilities	12.5	11.8
Total	$219.8	$205.0

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

NOTE 4. SHORT-TERM DEBT

WGL and Washington Gas satisfy their short-term financing requirements through the sale of commercial paper, financing arrangements with third-party lenders, or through bank borrowings. Due to the seasonal nature of the regulated utility and retail energy-marketing segments, short-term financing requirements can vary significantly during the year. Revolving credit agreements are maintained to support outstanding commercial paper and to permit short-term borrowing flexibility. The policy of each WGL and Washington Gas is to maintain bank credit facilities in amounts equal to or greater than the expected maximum commercial paper position. The following is a summary of committed credit available at September 30, 2017 and 2016.

Committed Credit Available (In millions)
September 30, 2017	WGL(b)	Washington Gas	Total Consolidated
Committed credit agreements
Unsecured revolving credit facility, expires December 19, 2019(a)	$650.0	$350.0	$1,000.0
Less: Commercial Paper	(382.0)	(123.0)	(505.0)
Net committed credit available	$268.0	$227.0	$495.0
Weighted average interest rate	1.52%	1.22%	1.45%
September 30, 2016
Committed credit agreements
Unsecured revolving credit facility, expires December 19, 2019(a)	$450.0	$350.0	$800.0
Less: Commercial Paper	(227.0)	(42.0)	(269.0)
Net committed credit available	$223.0	$308.0	$531.0
Weighted average interest rate	0.73%	0.46%	0.69%
(a) Washington Gas has the right to request extensions with the banks’ approval. Washington Gas’ revolving credit facility permits it to borrow an additional $100 million, with the banks’ approval, for a total of $450 million.
(b) WGL includes WGL Holdings and all subsidiaries other than Washington Gas.
At September 30, 2017 and 2016, there were no outstanding bank loans from WGL’s or Washington Gas’ revolving credit facilities.

Under the terms of the credit agreements, the ratio of consolidated financial indebtedness to consolidated total capitalization may not exceed 0.65 to 1.0 (65.0%). At September 30, 2017, WGL's and Washington Gas' ratios of consolidated financial indebtedness to consolidated total capitalization were 59.2% and 52.2%, respectively. In addition, WGL and Washington Gas are required to inform lenders of changes in corporate existence, financial conditions, litigation and environmental warranties that might have a material adverse effect. Failure to inform the lenders’ agent of these material changes might constitute default under the agreements. Another potential default may be deemed to exist if WGL or Washington Gas were to fail to pay principal or interest when due on any other indebtedness. Such defaults, if not remedied, could lead to suspension of further loans and/or acceleration in which obligations become immediately due and payable. At September 30, 2017, WGL and Washington Gas were in compliance with all of the covenants under their revolving credit facilities.

PROJECT FINANCING
Washington Gas previously obtained third-party project financing on behalf of the federal government to provide funds during the construction of certain energy management services projects entered into under Washington Gas' area-wide contract. In connection with work completed under the area-wide contract, the construction work is performed by WGL Energy Systems on behalf of Washington Gas and an inter-company payable is recorded for work provided by WGL Energy Systems. As work is performed, Washington Gas establishes a receivable representing the government's obligation to remit principal and interest. The payable and receivable are equal to each other at the end of the construction period, but there may be timing differences in the recognition of the project related payable and receivable during the construction period. When these projects are formally

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

“accepted” by the government and deemed complete, Washington Gas assigns the ownership of the receivable to the third party lender in satisfaction of the obligation and removes both the receivable and the obligation related to the financing from its financial statements.

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
As of September 30, 2017, WGL and Washington Gas recorded $85.6 million and $78.2 million, respectively in "Unbilled revenues" on the balance sheet, and $54.8 million and $43.8 million, respectively, in a corresponding short-term obligation to the lender in "Notes payable and project financing", for energy management services projects that were not complete. At September 30, 2016, Washington Gas recorded $73.3 million in "Unbilled revenues" on the balance sheet and a $62.4 million corresponding short-term obligation to third party lenders in "Notes payable and project financing" for energy management services projects that were not complete. WGL Energy Systems did not obtain any third-party project financing on behalf of the Federal Government for the fiscal year ended September 30, 2016. Because these projects are financed for government agencies that have minimal credit risk, and with which we have previous collection experience, neither WGL nor Washington Gas recorded a corresponding reserve for bad debts related to these receivables at September 30, 2017 or September 30, 2016.

NOTE 5. LONG-TERM DEBT

FIRST MORTGAGE BONDS
The Mortgage of Washington Gas dated January 1, 1933 (Mortgage), as supplemented and amended, securing any First Mortgage Bonds (FMBs) it issues, constitutes a direct lien on substantially all property and franchises owned by Washington Gas, other than a small amount of property that is expressly excluded. At September 30, 2017 and 2016, Washington Gas had no debt outstanding under the Mortgage. Any FMBs that may be issued in the future will represent indebtedness of Washington Gas.
SHELF REGISTRATION
At September 30, 2017, WGL had capacity under a shelf registration to issue an unspecified amount of long-term debt securities and Washington Gas had capacity under a shelf registration statement to issue up to $100.0 million of additional medium term notes (MTNs). As a result of certain covenants included in the Merger Agreement among WGL, AltaGas and Wrangler, Inc., WGL is limited to the length of term that it may issue debt. Refer to Note 21 — Planned Merger with AltaGas Ltd. for a discussion of the proposed merger.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

UNSECURED NOTES
WGL and Washington Gas issue long-term notes with individual terms regarding interest rates, maturities and call or put options. These notes can have maturity dates of one or more years from the date of issuance. The following tables show the outstanding notes as of September 30, 2017 and 2016.

Long-Term Debt Outstanding
($ In millions)	WGL(a)	Washington Gas	Total Consolidated
September 30, 2017
Long-term debt(b)	$550.0	$1,146.0	$1,696.0
Unamortized discount	(1.5)	(3.0)	(4.5)
Unamortized debt expenses	(2.1)	(8.5)	(10.6)
Total Long-Term Debt	$546.4	$1,134.5	$1,680.9
Weighted average interest rate	2.81%	4.89%	4.21%
September 30, 2016
Long-term debt(b)	$500.0	$946.0	$1,446.0
Unamortized discount	(1.6)	(0.1)	(1.7)
Unamortized debt expenses	(2.4)	(6.9)	(9.3)
Total Long-Term Debt	$496.0	$939.0	$1,435.0
Weighted average interest rate	2.50%	5.12%	4.21%
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
On February 18, 2016, WGL entered into a credit agreement providing for a term loan facility. On February 18, 2016 and January 26, 2017, WGL borrowed $250 million and $50 million, respectively, under the agreement. The credit agreement provides for maturity dates of February 18, 2018 and January 26, 2019, respectively, with a one year extension option with the lenders' approval. In addition to the initial borrowings, the credit agreement permits, with the lenders' approval, additional borrowings of up to $50 million, for maximum potential borrowings under the credit agreement of $350 million. The interest rate on loans made under the credit agreement will be a fluctuating rate that will be determined from time to time based on parameters set forth in the credit agreement.
In addition, on September 18, 2017, Washington Gas issued an aggregate principle amount of $200 million, 3.796% medium-term notes due in 2046. The notes are subject to prepayment at Washington Gas' option at any time in whole or from time to time in part, at a redemption price equal to the greater of (i) 100% of the principal amount thereof and (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon, plus a make-whole call premium, plus, in either such case, accrued and unpaid interest on the principal of such notes to the date of redemption. At any time on and after March 15, 2046, Washington Gas may redeem the notes on any date or dates, in whole or from time to time in part, at 100% of the principal of such notes, plus accrued and unpaid interest on the principal of such notes to the date of redemption.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

The following tables show long-term debt issuances and retirements for the years ended September 30, 2017 and 2016.

Long-Term Debt Issuances and Retirements
($ In millions)	Principal(b)	Interest Rate		Effective Cost		Nominal Maturity Date
Year Ended September 30, 2017
WGL(a)
Issuances:
1/26/2017	$50.0	1.57%	(c)	1.57%	(c)	1/26/2019
Total	$50.0
Washington Gas
Issuances:
9/18/2017	$200.0	3.80%		3.80%	(d)	9/15/2046
Total	200.0
Total consolidated issuances	$250.0
Washington Gas
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
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

LONG-TERM DEBT MATURITIES
Maturities of long-term debt for each of the next five fiscal years and thereafter as of September 30, 2017 are summarized in the following table.

Long-Term Debt Maturities(a)
(In millions)	WGL(b)	Washington Gas	Total
2018	$250.0	$—	$250.0
2019	50.0	50.0	100.0
2020	100.0	50.0	150.0
2021	—	—	—
2022	—	—	—
Thereafter	150.0	1,046.0	1,196.0
Total	$550.0	$1,146.0	$1,696.0
Less: current maturities	250.0	—	250.0
Total non-current	$300.0	$1,146.0	$1,446.0
(a)Excludes unamortized discounts and debt issuance costs of $3.6 million and $11.5 million at September 30, 2017, for WGL and Washington Gas, respectively.
(b)WGL includes WGL Holdings and all subsidiaries other than Washington Gas.

NOTE 6. COMMON STOCK — WGL

COMMON STOCK OUTSTANDING
Shares of common stock outstanding were 51,219,000 and 51,080,612 at September 30, 2017 and 2016, respectively.
COMMON STOCK RESERVES
At September 30, 2017, there were 8,114,587 authorized, but unissued, shares of common stock reserved under the following plans:

Common Stock Reserves

Reserve for:	Number of Shares
Omnibus incentive compensation plans(a)	2,686,036
Dividend reinvestment and common stock purchase plan	2,749,099
Employee savings plans	637,196
Directors’ stock compensation plan	61,224
ATM program	1,981,032
Total common stock reserves	8,114,587
(a)In March 2007, WGL adopted a shareholder-approved Omnibus Incentive Compensation Plan to replace on a prospective basis the 1999 Incentive Compensation Plan. In December 2015, the Board of Directors approved the 2016 Omnibus Incentive Compensation Plan that became effective upon shareholder approval at WGL's Annual Meeting of Shareholders on March 1, 2016. The plan was included as an exhibit to WGL's proxy statement under cover of Form 14A filed on January 20, 2016. WGL no longer makes equity grants under the 2007 Omnibus Incentive Compensation Plan (but shares issued pursuant to outstanding grants under the 2007 plan will be issued pursuant to that plan). Refer to Note 11—Stock-Based Compensation for a discussion regarding our stock-based compensation plans.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

On November 24, 2015, WGL entered into an equity distribution agreement and filed a prospectus supplement relating to a continuous offering under which WGL may sell common stock with an aggregate sales price of up to $150 million through an at-the-market (ATM) program. Sales of common stock can be made by means of privately negotiated transactions, as transactions on the New York Stock Exchange at market prices or in such other transactions as agreed upon by WGL and the sales agents and in accordance with applicable securities laws. During the fiscal year ended September 30, 2016, WGL issued 1,162,305 shares of common stock under the ATM program for gross proceeds of $78.2 million. There were no common shares issued under the ATM program during the fiscal year ended September 30, 2017 due to the Merger Agreement.
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
For the fiscal year ended September 30, 2017, there were no outstanding stock options and there were no anti-dilutive shares excluded from the calculation of diluted EPS. For the fiscal year ended September 30, 2016, we had 86,500 weighted average performance shares issuable pursuant to our stock-based compensation plans that were excluded from the diluted share calculation due to the anti-dilutive effect of such shares. For the fiscal year ended September 30, 2015, there were no anti-dilutive shares excluded from the calculation of diluted EPS. The following table reflects the computation of our basic and diluted EPS for the fiscal years ended September 30, 2017, 2016 and 2015.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Basic and Diluted EPS
	Years Ended September 30,
(In thousands, except per share data)	2017	2016	2015
Basic earnings per average common share:

Net income applicable to common stock	$192,620	$167,594	$131,259

Average common shares outstanding—basic	51,205	50,369	49,794

Basic earnings per average common share	$3.76	$3.33	$2.64
Diluted earnings per average common share:

Net income applicable to common stock	$192,620	$167,594	$131,259
Average common shares outstanding—basic	51,205	50,369	49,794

Stock-based compensation plans	270	195	266
Total average common shares outstanding—diluted	51,475	50,564	50,060

Diluted earnings per average common share	$3.74	$3.31	$2.62

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

NOTE 9. INCOME TAXES

WGL files a consolidated federal tax return and state returns where there is a business presence. We are no longer subject to income tax examinations by the Internal Revenue Service (IRS) for years ended prior to September 30, 2013 except for pending carryback refund claims. Substantially all state income tax years in major jurisdictions are closed for years ended prior to September 30, 2013.
WGL and each of its subsidiaries participate in a tax sharing agreement that establishes the method for allocating tax benefits from losses that are utilized on the consolidated income tax return. The consolidated tax is apportioned among the subsidiaries on the separate return method and losses are allocated to the subsidiaries that have taxable income pro-rata basis. In fiscal year 2017, Washington Gas recognized a receivable for $18.6 million from subsidiaries with taxable income for the utilization of Washington Gas' net operating loss pursuant to the tax sharing agreement. State income tax returns are filed on a separate company basis in most states where we have operations and/or a requirement to file.
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

On October 1, 2015, WGL and Washington Gas early adopted ASU 2015-17. This standard amends the requirements to separately classify deferred income tax liabilities and assets into current and non-current amounts on a classified balance sheet, and requires all deferred income tax liabilities and assets to be offset by taxing jurisdiction and classified as non-current. WGL and Washington Gas applied ASU 2015-17 retrospectively. As a result of the retrospective adoption, $32.8 million and $24.7 million were reclassified from "Current Assets-Deferred income taxes" to "Deferred Credits-Deferred income taxes" on WGL's and Washington Gas' September 30, 2015 balance sheets, respectively.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

The tables below provide the following for WGL and Washington Gas: (i) the components of income tax expense; (ii) a reconciliation between the statutory federal income tax rate and the effective income tax rate and (iii) the components of accumulated deferred income tax assets and liabilities at September 30, 2017 and 2016.

WGL Holdings, Inc.
Components of Income Tax Expense
	Years Ended September 30,
(In thousands)	2017	2016	2015
INCOME TAX EXPENSE
Current:
Federal	$430	$(57,690)	$(18,639)
State	3,267	(1,983)	2,977
Total current	3,697	(59,673)	(15,662)
Deferred:
Federal
Accelerated depreciation	83,637	93,175	71,529
Other	13,042	49,638	17,726
State
Accelerated depreciation	15,097	12,993	13,739
Other	3,190	8,073	1,411
Total deferred	114,966	163,879	104,405
Amortization of investment tax credits	(7,504)	(6,132)	(4,939)
Total income tax expense	$111,159	$98,074	$83,804

WGL Holdings, Inc.
Reconciliation Between the Statutory Federal Income Tax Rate and Effective Tax Rate
	Years Ended September 30,
($ In thousands)	2017		2016		2015
Income taxes at statutory federal income tax rate	$101,157	35.00%	$93,253	35.00%	$75,760	35.00%
Increase (decrease) in income taxes resulting from:
Accelerated depreciation less amount deferred	589	0.20	908	0.34	1,187	0.55
Amortization of investment tax credits	(7,504)	(2.60)	(6,132)	(2.30)	(4,939)	(2.28)
Cost of removal	(2,944)	(1.02)	(3,722)	(1.40)	(2,721)	(1.26)
State income taxes-net of federal benefit	12,601	4.36	12,969	4.87	11,109	5.13
ASDHI impairment	—	—	—	—	1,969	0.91
Merger related costs	2,292	0.79	—	—	—	—
Non-controlling interest	5,627	1.95	—	—	—	—
Other items-net	(659)	(0.23)	798	0.30	1,439	0.66
Total income tax expense and effective tax rate	$111,159	38.45%	$98,074	36.81%	$83,804	38.71%

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

WGL Holdings, Inc.
Components of Accumulated Deferred Income Tax Assets (Liabilities)

(In thousands)	2017	2016
Deferred income tax assets:
Pensions	$42,593	$60,685
Uncollectible accounts	10,617	12,441
Inventory overheads	6,617	5,046
Employee compensation and benefits	45,202	49,443
Derivatives	13,802	58,203
Deferred gas costs	1,485	—
Solar grant/investment tax credit	61,773	64,149
Tax credit carry forward	160,077	118,980
Net operating loss	30,278	27,741
Other(a)	2,693	1,075
Total assets	375,137	397,763
Deferred income tax liabilities:
Other post-retirement benefits	90,031	69,899
Accelerated depreciation and other plant related items	1,068,951	949,807
Losses/gains on reacquired debt	1,047	1,155
Income taxes recoverable through future rates	33,502	71,352
Deferred gas costs	—	1,696
Partnership basis differences	46,968	27,532
Valuation allowances	2,188	2,188
Total liabilities	1,242,687	1,123,629
Net accumulated deferred income tax assets (liabilities)	$(867,550)	$(725,866)
(a) For the fiscal years ended September 30, 2017 and 2016, amount includes $0.5 million and $0.9 million, respectively, in deferred income tax assets reported in "Deferred charges and other assets" on the consolidated balance sheet.

Washington Gas Light Company
Components of Income Tax Expense
	Years Ended September 30,
(In thousands)	2017	2016	2015
INCOME TAX EXPENSE
Current:
Federal	$1,722	$(48,064)	$(5,305)
State	1,283	(2,957)	907
Total current	3,005	(51,021)	(4,398)
Deferred:
Federal
Accelerated depreciation	83,009	93,385	71,046
Other	(18,419)	13,826	(6,619)
State
Accelerated depreciation	15,033	13,081	13,701
Other	(2,037)	3,190	(1,507)
Total deferred	77,586	123,482	76,621
Amortization of investment tax credits	(751)	(795)	(832)
Total income tax expense	$79,840	$71,666	$71,391

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Washington Gas Light Company
Reconciliation Between the Statutory Federal Income Tax Rate and Effective Tax Rate
	Years Ended September 30,
($ In thousands)	2017		2016		2015
Income taxes at statutory federal income tax rate	$74,071	35.00%	$64,673	35.00%	$63,024	35.00%
Increase (decrease) in income taxes resulting from:
Accelerated depreciation less amount deferred	1,922	0.91	1,936	1.05	2,108	1.17
Amortization of investment tax credits	(751)	(0.35)	(795)	(0.43)	(832)	(0.46)
Cost of removal	(2,944)	(1.39)	(3,722)	(2.01)	(2,721)	(1.51)
State income taxes-net of federal benefit	8,610	4.07	8,310	4.50	8,986	4.99
Consolidated tax sharing allocation	—	—	1,073	0.58	(533)	(0.30)
Other items-net	(1,068)	(0.50)	191	0.10	1,359	0.76
Total income tax expense and effective tax rate	$79,840	37.74%	$71,666	38.79%	$71,391	39.65%

Washington Gas Light Company
Components of Accumulated Deferred Income Tax Assets (Liabilities)

(In thousands)	2017	2016
Deferred income tax assets:
Pensions	$41,907	$59,878
Uncollectible accounts	7,815	8,054
Inventory overheads	6,617	5,046
Employee compensation and benefits	47,479	43,755
Derivatives	11,187	27,394
Deferred gas costs	1,485	—
Net operating loss	—	24,588
Total assets	116,490	168,715
Deferred income tax liabilities:
Other post-retirement benefits	89,494	69,520
Accelerated depreciation and other plant related items	876,235	783,919
Losses/gains on reacquired debt	1,047	1,155
Income taxes recoverable through future rates	33,324	71,063
Deferred gas costs	—	1,696
Other	4,775	5,082
Total liabilities	1,004,875	932,435
Net accumulated deferred income tax assets (liabilities)	$(888,385)	$(763,720)
In June 2017, we filed our tax return for the year ended September 30, 2016.
The following table summarizes the change in unrecognized tax benefits during fiscal year 2017, 2016, 2015 and our total unrecognized tax benefits at September 30, under the provisions of ASC Topic 740, Income Taxes:

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Unrecognized Tax Benefits
(In thousands)	2017	2016	2015
Total unrecognized tax benefits, October 1,	$42,283	$38,627	$32,613
Increases in tax positions relating to current year	10,766	10,645	12,848
Decreases in tax positions relating to prior year	(5,040)	(6,989)	(6,834)
Total unrecognized tax benefits, September 30,	$48,009	$42,283	$38,627
During the year, the unrecognized tax benefits for WGL and Washington Gas increased by approximately $5.7 million relating to uncertain tax positions, primarily due to the change in tax accounting for repairs. If the amounts of unrecognized tax benefits are eventually realized, it would not materially impact the effective tax rate. It is reasonably possible that the amount of the unrecognized tax benefit with respect to some of WGL’s and Washington Gas’ uncertain tax positions will significantly increase or decrease in the next 12 months. The IRS completed its audit of the tax years related to the change in accounting method for repairs without proposing any changes, however, they could re-examine this issue in the future.

WGL and Washington Gas recognize any accrued interest associated with uncertain tax positions in interest expense and recognizes any accrued penalties associated with uncertain tax positions in other expenses in the statements of income. During the fiscal year ended September 30, 2017, 2016, and 2015, there was no accrued interest expense associated with uncertain tax positions.
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
WGL subsidiaries offer defined-contribution savings plans to all eligible employees. These plans allow participants to defer on a pre-tax or after-tax basis, a portion of their salaries for investment in various alternatives. We make matching contributions to the amounts contributed by employees in accordance with the specific plan provisions. Total matching contributions to our savings plans were $5.1 million, $5.1 million and $4.6 million during fiscal years ended September 30, 2017, 2016 and 2015, respectively. All employees not earning benefits in the qualified pension plan receive an employer provided supplemental contribution ranging from 4% to 6% depending on years of service. Total supplemental contributions to the plan were $2.9 million, $2.6 million and $2.1 million during fiscal years ended September 30, 2017, 2016 and 2015, respectively.
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
On September 25, 2015, the Washington Gas Light Company Retiree Medical Plan was amended to limit the aggregate cost of applicable employer-sponsored coverage, thereby avoiding the 40% excise tax enacted by the Patient Protection and Affordable Care Act of 2010. The resolution, which is effective September 30, 2015 applies to plan years beginning on or after January 1, 2018, and includes a limit of $11,850 per participant, with a maximum limit of $30,950 for family coverage. This amendment resulted in a prior service credit of $26.1 million.
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
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Obligations and Assets
Washington Gas uses a measurement date of September 30 for its pension, and retiree healthcare and life insurance benefit plans. The following table provides certain information about Washington Gas’ post-retirement benefits:

Post-Retirement Benefits
			Health and Life
(In millions)	Pension Benefits(a)		Benefits
Year Ended September 30,	2017	2016	2017	2016
Change in projected benefit obligation(b)
Benefit obligation at beginning of year	$1,069.3	$947.5	$324.3	$299.9
Service cost	16.5	14.2	5.8	4.6
Interest cost	38.4	41.3	11.7	13.1
Change in plan benefits	—	0.5	1.1	—
Actuarial loss (gain)	(28.2)	110.5	(18.9)	19.5
Retiree contributions	—	—	1.6	2.3
Employer group waiver plan rebates	—	—	0.2	1.2
Benefits paid	(48.5)	(44.7)	(16.8)	(16.3)
Projected benefit obligation at end of year(b)	$1,047.5	$1,069.3	$309.0	$324.3
Change in plan assets
Fair value of plan assets at beginning of year	$850.0	$780.2	$505.0	$438.5
Actual return on plan assets	68.6	115.0	48.1	65.1
Company contributions	4.4	1.8	8.2	14.9
Retiree contributions and employer group waiver plan rebates	—	—	1.8	3.5
Expenses	(2.0)	(2.3)	(5.8)	(0.7)
Benefits paid	(48.5)	(44.7)	(16.8)	(16.3)
Fair value of plan assets at end of year	$872.5	$850.0	$540.5	$505.0
Funded status at end of year	$(175.0)	$(219.3)	$231.5	$180.7
Total amounts recognized on balance sheet
Non-current asset	$—	$—	$231.5	$180.7
Current liability	(6.5)	(6.3)	—	—
Non-current liability	(168.5)	(213.0)	—	—
Total recognized	$(175.0)	$(219.3)	$231.5	$180.7
(a)The DB SERP and DB Restoration, included in pension benefits in the table above, have no assets.
(b)For the Health and Life Benefits, the change in projected benefit obligation represents the accumulated benefit obligation.
The following table provides the projected benefit obligation (PBO) and accumulated benefit (ABO) for the qualified pension plan, DB SERP and DB Restoration at September 30, 2017 and 2016.

Projected and accumulated benefit obligation
(In millions)	Qualified Pension Plan		DB SERP		DB Restoration
September 30,	2017	2016	2017	2016	2017	2016
Projected benefit obligation	$983.1	$1,005.0	$60.2	$60.4	$4.2	$3.9
Accumulated benefit obligation	$905.8	$922.3	$57.5	$56.5	$3.0	$2.3

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

AMOUNTS RECOGNIZED IN REGULATORY ASSETS/LIABILITIES AND ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table provides amounts recorded to regulatory assets, regulatory liabilities and accumulated other comprehensive loss/(income) at September 30, 2017 and 2016:

Unrecognized Costs/Income Recorded on the Balance Sheet
(In millions)	Pension Benefits		Health and Life Benefits
September 30,	2017	2016	2017	2016
Actuarial net loss (gain)	$136.1	$211.9	$(21.8)	$18.1
Prior service cost (credit)	1.2	1.5	(124.9)	(142.5)
Total	$137.3	$213.4	$(146.7)	$(124.4)
Regulatory asset (liability)(a)	$119.6	$193.4	$(137.2)	$(118.0)
Pre-tax accumulated other comprehensive loss (gain)(b)	17.7	20.0	(9.5)	(6.4)
Total	$137.3	$213.4	$(146.7)	$(124.4)
(a) The regulatory liability recorded on our balance sheets at September 30, 2017 and 2016 is net of a deferred income tax benefit of $2.2 million and $4.1 million, respectively.
(b)The total amount of accumulated other comprehensive loss recorded on our balance sheets at September 30, 2017 and 2016 is net of an income tax benefit of $3.6 million and $5.8 million, respectively.

The following table provides amounts that are included in regulatory assets/liabilities and accumulated other comprehensive loss associated with our unrecognized pension and other post-retirement benefit costs that were recognized as components of net periodic benefit cost during fiscal year 2017.

Amounts Recognized During Fiscal Year 2017
	Regulatory assets/liabilities		Accumulated other comprehensive loss
(In millions)	Pension Benefits	Health and Life Benefits	Pension Benefits	Health and Life Benefits
Actuarial net loss	$19.9	$0.7	$2.1	$—
Prior service cost (credit)	0.2	(16.7)	0.1	(0.9)
Total	$20.1	$(16.0)	$2.2	$(0.9)
The following table provides amounts that are included in regulatory assets/liabilities and accumulated other comprehensive loss associated with our unrecognized pension and other post-retirement benefit costs that are expected to be recognized as components of net periodic benefit cost during fiscal year 2018.

Amounts to be Recognized During Fiscal Year 2018
	Regulatory assets/liabilities		Accumulated other comprehensive loss
(In millions)	Pension Benefits	Health and Life Benefits	Pension Benefits	Health and Life Benefits
Actuarial net loss	$13.5	$—	$2.1	$—
Prior service cost (credit)	0.2	(16.5)	0.1	(1.1)
Total	$13.7	$(16.5)	$2.2	$(1.1)
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

Net Periodic Benefit Cost
The components of the net periodic benefit costs (income) for fiscal years ended September 30, 2017, 2016 and 2015 related to pension and other post-retirement benefits were as follows:

Components of Net Periodic Benefit Costs (Income)
(In millions)	Pension Benefits			Health and Life Benefits
Year Ended September 30,	2017	2016	2015	2017	2016	2015
Service cost	$16.5	$14.2	$15.5	$5.8	$4.6	$7.1
Interest cost	38.4	41.3	39.1	11.7	13.1	14.7
Expected return on plan assets	(41.0)	(40.9)	(44.6)	(22.1)	(20.4)	(20.8)
Recognized prior service cost (credit)	0.3	0.3	0.3	(17.7)	(17.7)	(15.3)
Recognized actuarial loss	22.0	16.9	18.7	1.9	1.2	4.4
Net periodic benefit cost	36.2	31.8	29.0	(20.4)	(19.2)	(9.9)
Amount allocated to construction projects	(6.4)	(5.6)	(4.6)	4.6	4.1	1.9
Amount deferred as regulatory asset (liability)-net	6.9	7.1	7.1	—	(0.2)	(0.2)
Amount charged (credited) to expense	$36.7	$33.3	$31.5	$(15.8)	$(15.3)	$(8.2)
Amounts included in the line item “Amount deferred as regulatory asset/liability-net,” as shown in the table above, represent the amortization of previously unrecovered costs of the applicable pension benefits or the health and life benefits as approved in the District of Columbia through 2019.
ASSUMPTIONS
The weighted average assumptions used to determine net periodic benefit obligations and net periodic benefit costs were as follows:

Benefit Obligations Assumptions

	Pension Benefits		Health and Life Benefits
September 30,	2017	2016	2017	2016
Discount rate(a)	3.60%-3.90%	3.40%-3.70%	3.90%	3.70%
Rate of compensation increase	3.50%-4.10%	3.50%-4.10%	4.10%	4.10%

(a)The increase in the discount rate in fiscal year 2017 compared to prior year primarily reflects the increase in long-term interest rates.

Net Periodic Benefit Cost Assumptions

	Pension Benefits			Health and Life Benefits
Years Ended September 30,	2017	2016	2015	2017	2016	2015
Discount rate(a)	3.40%-3.70%	4.10%-4.50%	4.00%-4.40%	3.70%	4.50%	4.40%
Expected long-term return on plan assets(b)	5.75%	6.00%	6.75%	5.50%	5.75%	6.25%
Rate of compensation increase(c)	3.50%-4.10%	3.50%-4.10%	3.50%-4.10%	4.10%	4.10%	4.10%
(a) The changes in the discount rates over the last three fiscal years primarily reflect the changes in long-term interest rates.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

(b) For health and life benefits, the expected returns for certain funds may be lower due to certain portions of income that are subject to an assumed income tax rate of 44.8%.
(c) The changes in the rate of compensation reflects the best estimates of actual future compensation levels including consideration of general price levels, productivity, seniority, promotion, and other factors such as inflation rates.
Discount Rate
Washington Gas determines the discount rate based on a portfolio of high quality fixed-income investments (AA- as assigned by Standard & Poor’s or Aa3 as assigned by Moody’s or better) whose cash flows would cover our expected benefit payments.
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
Mortality Assumptions

During the fiscal year ended September 30, 2015, Washington Gas adopted new mortality assumptions for its pension and other post-retirement benefit obligations, which reflect increased life expectancies in the U.S. The adoption of new mortality assumptions increased the projected benefit obligations for Washington Gas' pension and other post-retirement benefit by $46.8 million and $15.3 million, respectively. At September 30, 2017 and 2016 there were no changes to the mortality assumptions.
Healthcare cost trend
Washington Gas assumed the healthcare cost trend rates related to the accumulated post-retirement benefit obligation as of September 30, 2017, for non-Medicare eligible retirees, to be 6.3% for fiscal year 2018. Washington Gas expects the trend rate to decrease to 6.0% in fiscal year 2019 and 2.2% in fiscal year 2020, and remain at that level thereafter. The healthcare cost trend rate used to measure the accumulated post-retirement benefit obligation for non-Medicare eligible retirees as of September 30, 2016 was 6.3% for fiscal year 2017. This rate was expected to decrease to 3.2% in fiscal year 2018, 2.2% in fiscal year 2019 and remain at that level thereafter.

Healthcare Trend
(In millions)	One Percentage-Point Increase	One Percentage-Point Decrease
Increase (decrease) total service and interest cost components	$0.6	$(0.5)
Increase (decrease) post-retirement benefit obligation	$5.5	$(4.9)
For Medicare eligible retirees age 65 and older that will receive a subsidy each year as a benefit from the HRA plan, Washington Gas assumed no increase to the annual subsidy in fiscal years 2017 and 2018 and a 3.0% increase thereafter in order to approximate possible future increases to the stipend. While the plan terms do not guarantee increases to the stipend, Washington Gas intends to review the stipend annually.
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
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

In order to best achieve the investment objectives for each Plan, strategic allocation targets and ranges are established that control exposure to selected investment asset classes. Target qualified pension plan trust asset allocations are 32% U.S. Equities, 8% International Equities, 5% Real Estate and 55% Fixed Income. Target asset allocations are 50% U.S. Large-Cap Equities and 50% Fixed Income for the union-eligible trust. Target asset allocations are 60% U.S. Large-Cap Equities and 40% Fixed Income for the management trust. Actual asset balances are reviewed monthly and are allowed to range within plus or minus 5% or less of the target allocations. Assets are generally rebalanced to target allocations before actual amounts fall below or rise above the allowable ranges.
Asset/liability modeling (ALM) is used to test the benefits and risks of several potential strategic asset allocation mixes. Simulated investment performance results based on assumptions about expected return, volatility, and correlation characteristics of the selected asset classes are tested for their effects on contributions, pension expense, PBO funded status, and downside Value at Risk metrics over a ten-year planning time horizon. Important outcomes from past ALM studies include decisions to increase fixed income exposure, lengthen the duration of those fixed income assets and implement a dynamic asset allocation strategy that allows for the de-risking of the portfolio over time. Under this strategy, the target fixed income allocation percentage is increased by 5% for each 5% improvement in the qualified pension plan’s funded ratio, as measured by an investment consultant. This strategy resulted in portfolio de-risking during May 2017 when Fixed Income and U.S. Equities exposures were increased and reduced, respectively.
The most recent pension plan ALM study was completed during November 2014. The study did not result in any changes to investment strategy. A new ALM study is expected to be presented in December 2017.
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
Significant amounts of each various Plan's assets are managed by the same financial institution. Each Plan has a high exposure to U.S. based investments. There are no other significant risk concentrations related to investments in any entity, industry, country, commodity, or investment fund.
Commingled funds are employed in the management of qualified pension plan trust, management trust, and union-eligible trust assets. A publicly offerable mutual fund and a separately managed portfolio are also employed in the management of qualified pension plan trust and management trust assets, respectively.

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
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

The following tables present the fair value of the pension plan assets and health and life insurance plan assets by asset category as of September 30, 2017 and 2016:

Pension Plan Assets
					% of
($ In millions)	Level 1	Level 2	Level 3	Total	Total
At September 30, 2017
Cash and cash equivalents	$0.7	$—	$—	$0.7	0.1%
Equity securities
Preferred Securities	—	0.6	—	0.6	0.1
Fixed income securities
U.S. Treasuries	—	140.9	—	140.9	16.2
U.S. Corporate Debt	—	232.3	—	232.3	26.6
U.S. Agency Obligations and Government Sponsored Entities	—	20.0	—	20.0	2.3
Asset-Backed Securities	—	2.0	—	2.0	0.2
Municipalities	—	14.9	—	14.9	1.7
Non-U.S. Corporate Debt	—	48.1	—	48.1	5.5
Repurchase Agreement(a)	—	3.7	—	3.7	0.4
Other(b)	—	6.7	—	6.7	0.8
Mutual Funds(c)	41.4	—	—	41.4	4.7
Derivatives(d)	—	1.9	—	1.9	0.2
Total investments in the fair value hierarchy	$42.1	$471.1	$—	$513.2	58.8%
Investments measured at net asset value using the NAV practical expedient(e)
Commingled Funds and Pooled Separate Accounts(f)				324.4	37.2%
Private Equity/Limited Partnership(g)				37.6	4.3%
Total fair value of plan investments				875.2	100.3%
Net payable(h)				(2.7)	(0.3)
Total plan assets at fair value				$872.5	100.0%

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Pension Plan Assets
					% of
($ In millions)	Level 1	Level 2	Level 3	Total	Total
At September 30, 2016
Cash and cash equivalents	$0.3	$—	$—	$0.3	—%
Equity securities
U.S. Small Cap	36.5	—	—	36.5	4.3
Preferred Securities	—	1.1	—	1.1	0.1
Fixed income securities
U.S. Treasuries	—	135.4	—	135.4	15.9
U.S. Corporate Debt	—	200.6	—	200.6	23.6
U.S. Agency Obligations and Government Sponsored Entities	—	18.2	—	18.2	2.1
Asset-Backed Securities and Collateralized Mortgage Obligations	—	1.5	—	1.5	0.2
Municipalities	—	13.7	—	13.7	1.6
Non-U.S. Corporate Debt	—	45.5	—	45.5	5.4
Other(b)	—	6.8	—	6.8	0.8
Mutual Funds(c)	34.0	—	—	34.0	4.0
Derivatives(d)	—	1.2	—	1.2	0.2
Total investments in the fair value hierarchy	$70.8	$424.0	$—	$494.8	58.2%
Investments measured at net asset value using the NAV practical expedient(e)
Commingled Funds and Pooled Separate Accounts(f)				$324.7	38.2%
Private Equity/Limited Partnership(g)				$31.8	3.8%
Total fair value of plan investments				851.3	100.2%
Net payable(h)				(1.3)	(0.2)
Total plan assets at fair value				$850.0	100.0%

(a) This category includes Treasury Bills with a pre-commitment from the counterparty to repurchase the same securities on the next business day at an agreed-upon price.
(b) This category primarily includes non-U.S. government bonds as of September 30, 2017 and 2016.
(c) At September 30, 2017 and September 30, 2016, the investment in a mutual fund consisted primarily of common stock of non-U.S. based companies.
(d)At September 30, 2017 and 2016, this category included a combination of long-term U.S. Treasury interest rate future contracts, currency forwards, currency option interest rate swaps, and put and call options on both interest rate swaps and credit default swap index products.
(e) In accordance with ASC Topic 820, these investments are measured at fair value using NAV per share as a practical expedient and, therefore, have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliations of the fair value hierarchy to the statements of net assets available for plan benefits.
(f) At September 30, 2017, investments in commingled funds and a pooled separate account consisted primarily of 91% common stock U.S companies; 8% income producing properties located in the United States; and 1% short-term money market investments. As of September 30, 2016, investments in commingled funds and pooled separate accounts consisted primarily of 85% common stock of large-cap U.S companies; 14% income producing properties located in the United States; and 1% short-term money market investments.
(g)At September 30, 2017 and 2016, investments in a private equity/limited partnership consisted of common stock of international companies.
(h) At September 30, 2017 and September 30, 2016 this net payable primarily represents pending trades for investments purchased net of pending trades for investments sold and interest receivable.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Healthcare and Life Insurance Plan Assets
					% of
($ In millions)	Level 1	Level 2	Level 3	Total	Total
At September 30, 2017
Cash and Cash Equivalents	$2.6	$—	$—	$2.6	0.5%
Fixed Income Securities
U.S Agency Obligations	—	1.7	—	1.7	0.3
U.S. Treasuries	—	36.0	—	36.0	6.7
U.S. Corporate Debt	—	41.9	—	41.9	7.8
Municipalities	—	3.6	—	3.6	0.7
Non-U.S. Corporate Debt	—	7.2	—	7.2	1.3
Other(a)	—	2.8	—	2.8	0.5
Total investments in the fair value hierarchy	$2.6	$93.2	$—	$95.8	17.8%
Investments measured at net asset value using the NAV practical expedient(b)
Commingled Funds(c)				444.0	82.1%
Total fair value of plan investments				539.8	99.9%
Net receivable(d)				0.7	0.1
Total plan assets at fair value				$540.5	100.0%

At September 30, 2016
Cash and Cash Equivalents	$2.2	$—	$—	$2.2	0.4%
Fixed Income Securities
U.S Agency Obligations	—	1.7	—	1.7	0.3
U.S. Treasuries	—	33.3	—	33.3	6.6
U.S. Corporate Debt	—	38.2	—	38.2	7.6
Municipalities	—	4.1	—	4.1	0.8
Non-U.S. Corporate Debt	—	6.4	—	6.4	1.3
Other(a)	—	2.8	—	2.8	0.6
Total investments in the fair value hierarchy	$2.2	$86.5	$—	$88.7	17.6%
Investments measured at net asset value using the NAV practical expedient(b)
Commingled Funds(c)				415.6	82.3%
Total fair value of plan investments				504.3	99.9%
Net receivable(d)				0.7	0.1
Total plan assets at fair value				$505.0	100.0%
(a) At September 30, 2017 and 2016, this category consisted primarily of non-U.S. government bonds.
(b) In accordance with ASC Topic 820, these investments are measured at fair value using Net Asset Value (NAV) per share as a practical expedient and, therefore, have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliations of the fair value hierarchy to the statements of net assets available for plan benefits.
(c)At September 30, 2017, investments held by commingled funds in which the plan invests consisted primarily of 67% of common stock of large-cap U.S. companies, 13% of U.S. Government fixed income securities and 20% of corporate bonds. At September 30, 2016, investments held by commingled funds in which the plan invests consisted primarily of 68% of common stock of large-cap U.S. companies,12% of U.S. Government fixed income securities and 20% of corporate bonds.
.(d) At September 30, 2017 and September 30, 2016, this net receivable primarily represents pending trades for investments sold and interest receivable net of pending trades for investments purchased.
Valuation Methods

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
Benefit Contribution
During fiscal year 2017, Washington Gas did not contribute to its qualified pension but did contribute $4.4 million to its non-funded DB SERP plan. During fiscal year 2018, Washington Gas does not expect to make a contribution to its qualified pension plan and expects to make a payment of $6.5 million to its non-funded DB SERP. During fiscal year 2017, Washington Gas contributed $8.3 million to its health and life insurance benefit plans. Washington Gas expects to make a contribution of $5.2 million to its health and life insurance benefit plans during fiscal year 2018.
Expected Benefit Payments
Expected benefit payments, including benefits attributable to estimated future employee service, which are expected to be paid over the next ten years are as follows:

Expected Benefit Payments
(In millions)	Pension Benefits	Health and Life Benefits
2018	$52.7	$16.8
2019	54.7	17.0
2020	55.2	16.3
2021	59.0	16.3
2022	55.7	16.4
2023—2027	290.1	82.6

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
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

The PSC of DC has approved a level of rates sufficient to recover annual costs associated with the qualified pension and other post-retirement benefits. Expenses of the SERP allocable to the District of Columbia are not recovered through rates. On May 15, 2013, the PSC of DC issued an order providing for recovery of unrecovered costs for pension and other post-retirement benefits as of the effective date of new rates. On March 3, 2017, the Commission issued an order that continued the amortization for prior unrecovered pension and other post-retirement benefits through 2019.
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
During the fiscal year ended September 30, 2017, we granted performance shares and performance units under the 2016 Plan. We have not issued stock options under either the 2007 Plan or the 2016 Plan.

For the fiscal years ended September 30, 2017, 2016 and 2015, we recognized stock-based compensation expense of $16.4 million, $11.5 million and $15.5 million, respectively, and related income tax benefits of $6.5 million, $4.6 million and $6.2 million, respectively. As of September 30, 2017, total unrecognized compensation expense related to stock-based awards granted was $14.1 million. Performance shares and performance units comprised $5.4 million and $8.7 million of total unrecognized compensation expense, respectively. The total unrecognized compensation expense is expected to be recognized over a weighted average cost period of 1.7 years for performance shares and performance units.
Description of Awards
Performance shares earned pursuant to the terms of the grant are settled in an equivalent number of shares of WGL common stock and, for grants made in fiscal years 2017 and 2016, dividend equivalents paid in cash. Performance units earned pursuant to terms of the grant are paid in cash and are valued at $1.00 per performance unit. Performance units and performance shares provide for accelerated vesting upon a change in control of WGL under certain circumstances. We generally issue new shares of common stock to provide for redemption of performance shares; however, we may, from time to time, repurchase shares of our common stock on the open market in order to meet these requirements. Performance shares are accounted for as equity awards, and performance units are accounted for as liability awards as they are settled in cash. For information regarding the treatment of awards pursuant to the Merger, please refer to our definitive proxy statement on Schedule 14A filed with the SEC on March 31, 2017.
During fiscal 2017 and 2016, WGL granted performance shares and performance units that vest three years from the grant date based on the satisfaction of certain market or performance conditions. For half of the performance shares and half of the performance units granted in fiscal year 2017 and 2016, the actual award that vests will vary from zero to 200 percent of the target award based on WGL's total shareholder return relative to a selected peer group of companies, which is a market condition under ASC Topic 718. The remaining half of the performance shares granted in fiscal year 2017 and 2016 vest if our non-GAAP operating earnings per share on a diluted basis exceed dividends paid per share of common stock during the performance period, which is a performance condition under ASC Topic 718. For the remaining half of the performance units granted in fiscal year 2017 and 2016 the actual award that vests will vary from zero to 200 percent of the target award based on our return on equity ratio achieved during the performance period, which is a performance condition under ASC Topic 718.
Prior to fiscal 2016, WGL granted performance shares and performance units that vest three years from the grant date based on the satisfaction of a market condition. The actual performance shares and performance units that vest will vary from zero to 200 percent of the target award based on the Company's total shareholder return relative to a selected peer group of companies, which is a market condition under ASC Topic 718.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Performance Shares
The following table summarizes information regarding performance share activity during the fiscal year ended September 30, 2017.

Performance Share Activity
	Year Ended September 30, 2017
	Number of Shares(a)	Weighted Average Grant- Date Fair Value
Non-vested and outstanding, beginning of year	292,179	$50.28
Granted	87,346	67.41
Settled	(94,858)	45.76
Cancelled/forfeited	(9,785)	56.72
Non-vested and outstanding, end of year	274,882	$57.05
(a)The number of common shares issued related to 190,315 non-vested performance shares outstanding at year-end may range from zero to 200% of this number based on our satisfaction of the market condition for total shareholder return relative to a selected peer group of companies. For 84,566 non-vested performance shares outstanding at year-end, the number of common shares issued may range from zero to 100% of this number based on our satisfaction of the performance condition for non-GAAP diluted earnings per share as compared to dividends paid per share.
The total intrinsic value of the performance shares outstanding at September 30, 2017 for the shares expected to vest in the future was $26.7 million. The total intrinsic value of performance shares vested during the year ended September 30, 2017 and 2016 was $10.2 million and $9.2 million, respectively. There were no performance shares vested during the year ended September 30, 2015.
We measure compensation expense related to performance shares based on the fair value of the awards at their date of grant. The grant-date fair value of performance shares that vest based on the satisfaction of a performance condition is the WGL closing stock price on the day prior to the grant date, which was $62.70 for performance shares granted in fiscal 2017. The grant-date fair value of performance shares that vest based on the satisfaction of a market condition is estimated using a Monte Carlo simulation model and the following assumptions:

Fair Value Assumptions
Years Ended September 30,	2017	2016	2015
Expected stock-price volatility(a)	20.40%	19.10%	18.30%
Dividend yield(b)	—	—	4.18%
Weighted average grant-date fair value	$72.11	$67.30	$44.44
(a) Expected stock-price volatility is based on the daily historical volatility of our common shares for the past three fiscal years.
(b) The dividend yield represents our annualized dividend yield on the closing market price of our common stock at the date of the grant. Performance shares granted in fiscal year 2017 and 2016 accrue dividend equivalents and, therefore, this assumption is not used when determining the grant-date fair value.
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
Performance Units

The following table summarizes information regarding performance unit activity during the fiscal year ended September 30, 2017.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Performance Unit Activity
Year Ended September 30, 2017
Number of Units(a)
Non-vested and outstanding, beginning of year	13,724,718
Granted	5,476,846
Settled	(4,051,340)
Cancelled/forfeited	(518,226)
Non-vested and outstanding, end of year	14,631,998
(a)The number of performance units vested related to 9,543,099 non-vested performance units outstanding at year-end may range from zero to 200% of this number based on our satisfaction of the market condition for total shareholder return relative to a selected peer group of companies. For 5,088,899 non-vested performance units outstanding at year-end, the number of performance units vested may range from zero to 200% of this number based on our satisfaction of the performance condition for the return on equity ratio achieved during the performance period.
The total fair value of performance units outstanding at September 30, 2017 for the units expected to vest in the future was $26.3 million. As of September 30, 2017 and 2016, we recorded a current and deferred liability of $17.6 million and $13.6 million, respectively, related to our performance units. The current liability was recorded in "Accounts payable and other accrued liabilities—other" in the amounts of $8.9 million and $6.9 million at September 30, 2017 and 2016, respectively. The deferred liability was recorded in “Deferred Credits—other” in the amounts of $8.7 million and $6.7 million, at September 30, 2017 and 2016, respectively. During the fiscal years ended September 30, 2017 and 2016, we paid $6.9 million and $6.4 million, respectively, in cash to settle performance unit awards.

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

Fair Value Assumptions
	September 30, 2017
	10/1/2016 Grant	10/1/2015 Grant
Expected stock-price volatility(a)	19.20%	17.30%
(a)Expected stock-price volatility is based on the daily historical volatility of our common shares for a period equal to the remaining term of the performance units.

The amount of total compensation cost to be recognized for these performance units is a function of this estimated fair value and the number of awards granted for which the requisite service is provided.
STOCK GRANTS TO DIRECTORS
Non-employee directors receive a portion of their annual retainer fee in the form of common stock through the Directors’ Stock Compensation Plan. Up to 270,000 shares of common stock may be awarded under the plan. Shares granted to directors were approximately 10,000, 13,000 and 15,100 for the fiscal years ended September 30, 2017, 2016 and 2015, respectively. For those years, the weighted average fair value of the stock on the grant dates was $76.28, $62.99, and $54.05, respectively. Shares awarded to the participants; (i) vest immediately and cannot be forfeited; (ii) may be sold or transferred (subject to WGL's stock ownership guidelines) and (iii) have voting and dividend rights. For each of the fiscal years ended September 30, 2017, 2016 and 2015, WGL recognized stock-based compensation expense related to stock grants of $0.8 million, net of related income tax benefits of $0.3 million, respectively.

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
At September 30, 2017 and 2016, Washington Gas reported a liability of $7.7 million and $8.2 million, respectively, on an undiscounted basis related to future environmental response costs. These estimates principally include the minimum liabilities associated with a range of environmental response costs expected to be incurred. At September 30, 2017 and 2016, Washington Gas estimated the maximum liability associated with all of its sites to be approximately $24.0 million and $18.6 million, respectively. The estimates were determined by Washington Gas’ environmental experts, based on experience in remediating MGP sites and advice from legal counsel and environmental consultants. The variation between the recorded and estimated maximum liability primarily results from differences in the number of years that will be required to perform environmental response processes and the extent of remediation that may be required. Washington Gas is currently conducting a remedial investigation and feasibility study of potential contamination in the Anacostia River associated with and adjacent to one of Washington Gas' former MGP sites under a 2012 consent decree with the District of Columbia and federal governments.

Washington Gas received a letter in February 2016 from the District of Columbia and National Park Service regarding the Anacostia River Sediment Project, indicating that the District of Columbia is conducting a separate remedial investigation and feasibility study of the river to determine if and what cleanup measures may be required and to prepare a natural resource damage assessment. The sediment project draft report identifies one of Washington Gas’ former MGP sites as one of seventeen potential environmental cleanup sites. During the fiscal year ended September 30, 2017, Washington Gas received a request for information related to three Washington Gas properties: the previously identified former MGP site under the 2012 consent decree, one other former MGP site and another Washington Gas location. We are not able to estimate the total amount of potential damages or timing associated with the District of Columbia's environmental investigation on the Anacostia River at this time. While an allocation method has not been established, Washington Gas has accrued an amount based on a potential range of estimates.
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
At September 30, 2017 and 2016, Washington Gas reported a regulatory asset of $2.5 million and $1.3 million, respectively, for the portion of environmental response costs that are expected to be recoverable in future rates.
We do not expect that the ultimate impact of these matters will have a material effect on our financial position, cash flows, capital expenditures, earnings or competitive position.
NOTE 13. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES
Minimum future rental payments under operating leases over the next five years and thereafter are as follows:

Minimum Payments Under Operating Leases
(In millions)
2018	$8.5
2019	5.4
2020	8.1
2021	8.5
2022	8.4
Thereafter	89.8
Total	$128.7
Rent expense totaled $8.7 million, $8.4 million and $6.0 million in fiscal years ended September 30, 2017, 2016 and 2015, respectively.
REGULATED UTILITY OPERATIONS
Natural Gas Contracts—Minimum Commitments
At September 30, 2017, Washington Gas had service agreements with four pipeline companies that provide direct service for firm transportation and/or storage services. These agreements, which have expiration dates ranging from fiscal years 2018 to 2034, require Washington Gas to pay fixed charges each month. Additionally, Washington Gas had agreements for other pipeline and peaking services with expiration dates ranging from 2018 to 2027. These agreements were entered into based on current estimates of growth of the Washington Gas system, together with other factors, such as current expectations of the timing and extent of unbundling initiatives in the Washington Gas service territory.
The following table summarizes the minimum contractual payments that Washington Gas will make under its pipeline transportation, storage and peaking contracts, as well as minimum contractual payments to purchase natural gas at prices based on market conditions during the next five fiscal years and thereafter.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Washington Gas Contract Minimums
(In millions)	Pipeline Contracts(a)	Gas Purchase Commitments(b)
2018	$206.7	$451.0
2019	221.3	378.3
2020	220.4	361.4
2021	211.8	363.7
2022	207.4	367.0
Thereafter	1,036.3	2,701.6
Total	$2,103.9	$4,623.0
(a) Represents minimum payments for natural gas transportation, storage and peaking contracts that have expiration dates through fiscal year 2034.
(b) Includes known and reasonably likely commitments to purchase natural gas. Cost estimates are based on forward market prices at September 30, 2017.

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
Silver Spring, Maryland Incident

Washington Gas continues to support the investigation by the NTSB into the August 10, 2016 explosion and fire at an apartment complex on Arliss Street in Silver Spring, Maryland, the cause of which has not been determined.  Additional information will be made available by the NTSB at the appropriate time. On November 2, 2016, two civil actions were filed in the District of Columbia Superior Court against WGL and Washington Gas (as well as a property management company that is not affiliated with WGL or Washington Gas), by residents of the apartment complex. In one lawsuit, twenty-nine plaintiffs sought unspecified damages for, among others, wrongful death and personal injury. The other action was a class action suit seeking total damages stated to be less than $5 million for, among others, property damage and various counts relating to the loss of the use of the premises. Both actions alleged causes of action for negligence, product liability, and declaratory relief. The cases were dismissed on November 16, 2017. Thirty-five civil actions have been filed in the Circuit Court for Montgomery County, Maryland seeking unspecified damages for personal injury and property damage. We maintain excess liability insurance coverage from highly-rated insurers, subject to a nominal self-insured retention. We believe that this coverage will be sufficient to cover any significant liability to it that may result from this incident. Management is unable to determine a range of potential losses that are reasonably possible of occurring and therefore we have not recorded a reserve associated with this incident. Washington Gas was invited by the NTSB to be a party to the investigation and in that capacity continues to work closely with the NTSB to help determine the cause of this incident.

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
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Investigation into Washington Gas’ Cash Reimbursement to Competitive Service Providers (CSPs). On August 5, 2014, the Office of the People’s Counsel’s (OPC) of DC filed a complaint with the PSC of DC requesting that the Commission open an investigation into Washington Gas’ payments to CSPs to cash-out over-deliveries of natural gas supplies during the 2008-2009 winter heating season. OPC asserted that Washington Gas made excess payments in the amount of $2.4 million to CSPs. On December 19, 2014, the PSC of DC granted the OPC of DC’s request and opened a formal investigation. On October 27, 2015, the PSC of DC issued an order finding that Washington Gas, in performing the cash-out, had violated D.C. Code 34-1101’s requirement that no service shall be provided without Commission approval. The PSC of DC directed Washington Gas to provide calculations showing what the impact would have been had Washington Gas made volumetric adjustments to CSP deliveries as of April 2009, which Washington Gas calculates would result in a refund of approximately $2.4 million, which was recognized by WGL in fiscal year 2015. On February 3, 2016, the PSC of DC issued an order denying OPC’s application for reconsideration and granting in part, and denying in part, Washington Gas’ application for reconsideration. Washington Gas and OPC filed initial briefs on February 18, 2016, and reply briefs on February 29, 2016, on the issue of whether there is a more reasonable way to reconcile the over-deliveries by CSPs such as through volumetric adjustments or through cash payments. On August 11, 2016, the PSC of DC issued an order requiring Washington Gas to refund approximately $2.4 million through the ACA. On August 26, 2016, Washington Gas filed its plan for implementing the $2.4 million refund within a 12-month period. The PSC of DC issued an Order on October 7, 2016, directing WGL to apply the refunds consistent with the next annual 12-month ACA reporting period which is December 1, 2016 to November 30, 2017. During the fiscal year ended September 30, 2017, Washington Gas issued refunds of approximately $1.9 million on active customer bills. Additionally, Washington gas billed third-party CSPs approximately $1.4 million to cover amounts credited to firm rate-payers in connections with the DC order.

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

Interim rates went into effect, subject to refund, in the December 2016 billing cycle. Intervenors filed testimony on January 31, 2017, Staff of the SCC of VA filed testimony on February 28, 2017, and Washington Gas filed its rebuttal testimony on March 28, 2017. On April 17, 2017, Washington Gas filed with the SCC of VA a unanimous settlement as to a specific annual revenue increase, but not as to a specific return on equity, specific accounting adjustments, or specific ratemaking methodologies, except as otherwise set forth therein. The Stipulation sets forth, for purposes of settlement, a base rate increase of $34 million (of which $14.1 million represents incremental base rate revenues over and above the inclusion of SAVE Plan costs which were previously recovered through monthly surcharges). For purposes of the settlement, the mid-point of the return on equity range of 9.0-10.0% will be used in any application or filing, other than a change in base rates, effective December 1, 2016. On June 30, 2017, the Chief Hearing Examiner issued a report recommending that the Commission approve the Stipulation. On September 8, 2017, Washington Gas received a final order from the Commission accepting settlement subject to minor modifications to Washington Gas’ System Expansion Proposals. All parties agreed to a Revised Stipulation filed on September 20, 2017, reflecting the Commission’s denial of one of the System Expansion Proposals and Washington Gas’ withdrawal of the second one. The Commission issued its final order approving the revised stipulation on September 25, 2017. Refunds to customers, which have been accrued by Washington Gas at September 30, 2017, will be made related to the interim billings in accordance with the final order.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

NON-UTILITY OPERATIONS
WGL Energy Services enters into contracts to purchase natural gas and electricity designed to match the duration of its sales commitments, and to secure a margin on estimated sales over the terms of existing sales contracts. WGL Midstream enters into contracts to acquire, invest in, manage and optimize natural gas storage and transportation assets. Gas purchase commitments increased during fiscal year 2017 due to purchase commitments related to investment pipeline infrastructure and long-term sales agreements.
The following table summarizes the minimum commitments and contractual obligations of WGL Energy Services and WGL Midstream for the next five fiscal years and thereafter.

Contract Minimums
	WGL Energy Services			WGL Midstream
(In millions)	Gas Purchase Commitments(a)	Pipeline Contracts(b)	Electric Purchase Commitments(c)	Gas Purchase Commitments(d)	Pipeline Contracts(b)	Total
2018	$143.8	$3.4	$342.0	$712.9	$42.6	$1,244.7
2019	78.5	0.9	201.4	1,385.2	85.8	1,751.8
2020	30.0	0.5	110.0	1,450.1	89.4	1,680.0
2021	7.3	0.4	43.8	1,359.0	88.2	1,498.7
2022	0.4	0.3	7.4	1,307.0	85.9	1,401.0
Thereafter	—	0.6	1.5	20,130.0	1,044.3	21,176.4
Total	$260.0	$6.1	$706.1	$26,344.2	$1,436.2	$28,752.6
(a) Represents fixed price commitments with city gate equivalent deliveries.
(b) Represents minimum payments for natural gas transportation and storage contracts that have expiration dates through fiscal year 2044.
(c) Represents electric purchase commitments that are based on existing fixed price and fixed volume contracts. Includes $14.7 million of commitments related to renewable energy credits.
(d) Includes known and reasonably likely commitments to purchase natural gas. Cost estimates are based on forward market prices as of September 30, 2017. Certain of our gas purchase agreements have optionality, which may cause increases in these commitments.

Financial Guarantees
WGL has guaranteed payments primarily for certain commitments on behalf of certain subsidiaries. At September 30, 2017, these guarantees totaled $30.7 million, $167.8 million, $124.3 million and $389.1 million for Washington Gas, WGL Energy Services, WGL Energy Systems and WGL Midstream, respectively. At September 30, 2017, WGL also had guarantees on behalf of other subsidiaries totaling $2.1 million. The amount of such guarantees is periodically adjusted to reflect changes in the level of WGL's financial exposure related to these commitments. For all of our financial guarantees, WGL may cancel any or all future obligations upon written notice to the counterparty, but WGL would continue to be responsible for the obligations created under the guarantees prior to the effective date of the cancellation. WGL has also guaranteed payments for certain of our external partners. At September 30, 2017, these guarantees totaled $13.5 million and the fair value of these guarantees was insignificant.
Antero Contract
Washington Gas and WGL Midstream contracted in June 2014 with Antero Resources Corporation (Antero) to buy gas from Antero at invoiced prices based on an index, and at a delivery point, specified in the contracts.  Since deliveries began, however, the index price paid has been more than the fair market value at the same physical delivery point, resulting in losses to date of $25.0 million. Accordingly, Washington Gas and WGL Midstream notified Antero that it sought to apply a provision of the contracts that would permit a new index to be established.  Antero objected, claiming that the contract provisions permitting re-pricing did not apply, unless Antero itself chose to sell gas at cheaper prices at the delivery point (which Antero claimed it had not).  The dispute was arbitrated in January 2017, and the arbitral tribunal ruled in favor of Antero on the applicability of the re-pricing mechanism.  However, the tribunal ruled that it lacked authority to determine whether Antero was in breach of its obligation to deliver gas to Washington Gas and WGL Midstream at a point where they could obtain the higher pricing.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Accordingly, Washington Gas and WGL Midstream filed suit in state court in Colorado for a determination of this issue. The state court granted Antero’s motion to dismiss the case and the case is currently on appeal. Separately, Antero has initiated suit against Washington Gas and WGL Midstream, claiming that they have failed to purchase specified daily quantities of gas and seeking alleged cover damages exceeding $80 million as of October 24, 2017, which amount continues to accumulate daily according to Antero's complaint. Washington Gas and WGL Midstream oppose both the validity and amount of Antero’s claim. WGL believes the probability that Antero could succeed in collecting these penalties is remote and therefore, no accrual was made as of September 30, 2017.

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
Asset Optimization. Washington Gas optimizes the value of its long-term natural gas transportation and storage capacity resources during periods when these resources are not being used to physically serve utility customers. Specifically, Washington Gas utilizes its transportation capacity assets to benefit from favorable natural gas prices between different geographic locations and utilizes its storage capacity assets to benefit from favorable natural gas prices between different time periods. As part of this asset optimization program, Washington Gas enters into physical and financial derivative transactions in the form of forwards, futures and option contracts with the primary objective of securing operating margins that Washington Gas will ultimately realize. The derivative transactions entered into under this program are subject to mark-to-market accounting treatment under ASC 820.
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
All physically and financially settled contracts under our asset optimization program are reported on a net basis in the statements of income in “Utility cost of gas.” Total net margins recorded to “Utility cost of gas” after sharing and management fees associated with all asset optimization transactions for the fiscal year ended September 30, 2017 was a net gain of $82.9 million including an unrealized gain of $49.3 million. During the fiscal year ended September 30, 2016, we recorded a net gain of $43.8 million including an unrealized gain of $12.0 million. During the fiscal year ended September 30, 2015, we recorded a net gain of $27.9 million including an unrealized loss of $6.3 million.
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
At September 30, 2017, WGL had $250 million of forward starting interest rate swaps.WGL had designated these interest rate swaps as cash flow hedges in anticipation of a 30-year debt issuance in January 2018 and reported the effective portion of changes in fair value is reported as a component of other comprehensive income (loss). As a result of certain covenants related to the proposed merger with AltaGas, in January 2017, WGL de-designated these hedges and any further changes in the fair value of the interest rate swaps will be recorded to interest expense. The remaining balance in accumulated other comprehensive income at September 30, 2017 is $6.4 million related to these hedges. Refer to Note 21 — Planned Merger with AltaGas Ltd. for a discussion of the proposed merger.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Consolidated Operations
Reflected in the tables below is information for WGL and Washington Gas. The information for WGL includes derivative instruments for both utility and non-utility operations.

At September 30, 2017 and 2016, respectively, the absolute notional amounts of our derivatives are as follows:

Absolute Notional Amounts
of Open Positions on Derivative Instruments
Derivative transactions	Notional Amounts
September 30, 2017	WGL Holdings	Washington Gas
Natural Gas (In millions of therms)
Asset optimization & trading	21,663.5	11,223.0
Retail sales	124.3	—
Other risk-management activities	1,546.7	1,181.0
Electricity (In millions of kWhs)
Retail sales	10,011.7	—
Other risk-management activities(a)	22,962.1	—
Interest Rate Swaps (In millions of dollars)	$250.0	$—
September 30, 2016
Natural Gas (In millions of therms)
Asset optimization & trading	21,084.5	12,725.0
Retail sales	50.2	—
Other risk-management activities	1,789.0	1,309.0
Electricity (In millions of kWhs)
Retail sales	4,377.5	—
Other risk-management activities(a)	21,070.4	—
Interest Rate Swaps (In millions of dollars)	$250.0	$—
 (a) Comprised primarily of financial swaps, financial transmission rights and physical forward purchases.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

The following tables present the balance sheet classification for all derivative instruments as of September 30, 2017 and 2016.

WGL Holdings, Inc. Balance Sheet Classification of Derivative Instruments
(In millions)	Derivative Instruments Not Designated as Hedging Instruments		Derivative Instruments Designated as Hedging Instruments
As of September 30, 2017	Gross Derivative Assets	Gross Derivative Liabilities	Gross Derivative Assets	Gross Derivative Liabilities	Netting of Collateral	Total(a)
Current Assets—Derivatives	$26.6	$(11.3)	$—	$—	$—	$15.3
Deferred Charges and Other Assets—Derivatives	38.9	(0.4)	—	—	(0.1)	38.4
Accounts Payable	1.0	—	—	—	—	1.0
Current Liabilities—Derivatives	10.9	(57.0)	—	—	2.1	(44.0)
Deferred Credits—Derivatives	19.2	(148.8)	—	—	7.0	(122.6)
Total	$96.6	$(217.5)	$—	$—	$9.0	$(111.9)
As of September 30, 2016
Current Assets—Derivatives	$24.0	$(5.5)	$—	$—	$—	$18.5
Deferred Charges and Other Assets—Derivatives	55.6	(0.6)	—	—	—	55.0
Current Liabilities—Derivatives	18.3	(113.2)	—	—	12.6	(82.3)
Deferred Credits—Derivatives	6.4	(279.3)	0.2	(43.1)	11.6	(304.2)
Total	$104.3	$(398.6)	$0.2	$(43.1)	$24.2	$(313.0)
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

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Washington Gas Light Company Balance Sheet Classification of Derivative Instruments(b)
(In millions)
As of September 30, 2017	Gross Derivative Assets	Gross Derivative Liabilities	Total(a)
Current Assets—Derivatives	$7.5	$(2.4)	$5.1
Deferred Charges and Other Assets—Derivatives	16.5	(0.3)	16.2
Current Liabilities—Derivatives	—	(30.3)	(30.3)
Deferred Credits—Derivatives	—	(112.3)	(112.3)
Total	$24.0	$(145.3)	$(121.3)
As of September 30, 2016
Current Assets—Derivatives	$11.7	$(4.4)	$7.3
Deferred Charges and Other Assets—Derivatives	26.2	(0.6)	25.6
Current Liabilities—Derivatives	1.9	(60.2)	(58.3)
Deferred Credits—Derivatives	—	(232.0)	(232.0)
Total	$39.8	$(297.2)	$(257.4)
(b) Washington Gas did not have any derivative instruments outstanding that were designated as hedging instruments at September 30, 2017 or 2016.

The following tables present all gains and losses associated with derivative instruments for the years ended September 30, 2017, 2016 and 2015.

Gains and Losses on Derivative Instruments
(In millions)	WGL Holdings, Inc.			Washington Gas
Fiscal Year Ended September 30,	2017	2016	2015	2017	2016	2015
Recorded to income
Operating revenues—non-utility	$30.8	$5.8	$71.3	$—	$—	$—
Utility cost of gas	50.1	12.1	(14.5)	50.1	12.1	(14.5)
Non-utility cost of energy-related sales	33.5	33.5	(43.7)	—	—	—
Interest expense	(5.8)	(0.2)	(0.6)	—	—	—
Recorded to regulatory assets
Gas costs	77.2	13.9	(18.4)	77.2	13.9	(18.4)
Other (a)	—	(7.3)	—	—	(7.3)	—
Recorded to other comprehensive income(b)	49.6	(39.3)	(11.3)	—	—	—
Total	$235.4	$18.5	$(17.2)	$127.3	$18.7	$(32.9)
(a) Represents the settlement of Washington Gas' forward starting interest rate swap in September 2016.
(b) Represents the effective portion of our cash flow hedges. Includes $0.2 million, $0.2 million, and $0.1 million of amortization related to interest rate hedges for WGL for September 30, 2017 , 2016 , and 2015 respectively.
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

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

The table below presents collateral positions at September 30, 2017 and 2016, respectively.

Collateral Not Offset Against Derivative Assets and Liabilities (In millions)
September 30, 2017	Collateral deposits posted with counterparties	Cash collateral held representing an obligation
Washington Gas	$3.7	$0.1
WGL Energy Services	23.7	—
WGL Midstream	44.4	1.6
September 30, 2016
Washington Gas	$4.3	$0.1
WGL Energy Services	9.1	—
WGL Midstream	18.5	5.4
Any collateral posted that is not offset against derivative assets and liabilities is included in “Other prepayments” in the accompanying balance sheets. Collateral received and not offset against derivative assets and liabilities is included in “Customer deposits and advance payments” in the accompanying balance sheets.
Certain derivative instruments of WGL, Washington Gas, WGL Energy Services and WGL Midstream contain contract provisions that require collateral to be posted if the credit rating of Washington Gas or WGL falls below certain levels or if counterparty exposure to WGL, Washington Gas, WGL Energy Services or WGL Midstream exceeds a certain level. Due to counterparty exposure levels, at September 30, 2017, WGL Energy Services posted $8.6 million of collateral related to its derivative liabilities that contained credit-related contingent features. At September 30, 2016, WGL Energy Services posted $5.5 million of collateral related to these aforementioned derivative liabilities. At September 30, 2017, WGL was not required to post collateral related to a derivative liability that contained a credit-related contingent feature. At September 30, 2016, WGL was required to post $6.5 million collateral related to its derivative liabilities that contained credit-related contingent features. At both September 30, 2017 and 2016, Washington Gas and WGL Midstream were not required to post any collateral related to their respective derivative liabilities that contained credit-related contingent features. The following table shows the aggregate fair value of all derivative instruments with credit-related contingent features that are in a liability position, as well as the maximum amount of collateral that would be required if the most intrusive credit-risk-related contingent features underlying these agreements were triggered on September 30, 2017 and 2016, respectively.

Potential Collateral Requirements for Derivative Liabilities with Credit-Risk-Contingent Features
(In millions)	WGL Holdings, Inc.	Washington Gas
September 30, 2017
Derivative liabilities with credit-risk-contingent features	$25.0	$2.8
Maximum potential collateral requirements	21.9	2.8
September 30, 2016
Derivative liabilities with credit-risk-contingent features	$53.9	$11.3
Maximum potential collateral requirements	41.4	11.3
We do not enter into derivative contracts for speculative purposes.
Concentration of Credit Risk
We are exposed to credit risk from derivative instruments with wholesale counterparties, which is represented by the fair value of these instruments at the reporting date. We actively monitor and work to minimize counterparty concentration risk through various practices. At September 30, 2017, two counterparties each represented over 10% of Washington Gas’ credit exposure to wholesale derivative counterparties for a total credit risk of $27.6 million; two counterparties each represented over 10% of WGL Energy Services’ credit exposure to wholesale derivative counterparties for a total credit risk of $1.1 million; and two counterparties represented over 10% of WGL Midstream’s credit exposure to wholesale counterparties for a total credit risk of $26.1 million.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

WEATHER-RELATED INSTRUMENTS
WGL Energy Services utilizes weather-related instruments for managing the financial effects of weather risks. These instruments cover a portion of WGL Energy Services’ estimated revenue or energy-related cost exposure to variations in heating or cooling degree days. These contracts provide for payment to WGL Energy Services of a fixed-dollar amount for every degree day over or under specific levels during the calculation period depending upon the type of contract executed. During the years ended September 30, 2017, 2016 and 2015, WGL Energy Services recorded pre-tax gains of $1.4 million, $1.7 million and $0.6 million, respectively, related to these instruments.
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
Level 1.  Level 1 of the fair value hierarchy consists of assets or liabilities that are valued using observable inputs based upon unadjusted quoted prices in active markets for identical assets or liabilities at the reporting date. WGL did not have any Level 1 derivatives at September 30, 2017 and 2016.
Level 2.  Level 2 of the fair value hierarchy consists of assets or liabilities that are valued using directly or indirectly observable inputs either corroborated with market data or based on exchange traded market data. Level 2 includes fair values based on industry-standard valuation techniques that consider various assumptions: (i) quoted forward prices, including the use of mid-market pricing within a bid/ask spread; (ii) discount rates; (iii) implied volatility and (iv) other economic factors. Substantially all of these assumptions are observable throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the relevant market. At September 30, 2017 and 2016, Level 2 financial assets and liabilities included energy-related physical and financial derivative transactions such as forward, option and other contracts for deliveries at active market locations, as well as our interest rate swaps.
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
At September 30, 2017 and 2016, Level 3 derivative assets and liabilities included: (i) physical contracts valued at illiquid market locations with no observable market data; (ii) long-dated positions where observable pricing is not available over the life of the contract; (iii) contracts valued using historical spot price volatility assumptions and (iv) valuations using indicative broker quotes for inactive market locations.

The following tables set forth financial instruments recorded at fair value as of September 30, 2017 and 2016, respectively. A financial instrument’s classification within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy.

WGL Holdings, Inc. Fair Value Measurements Under the Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Total
At September 30, 2017
Assets
Natural gas related derivatives	$—	$18.4	$52.8	$71.2
Electricity related derivatives	—	0.1	15.5	15.6
Interest rate derivatives	—	9.8	—	9.8
Total Assets	$—	$28.3	$68.3	$96.6
Liabilities
Natural gas related derivatives	$—	$(15.5)	$(167.4)	$(182.9)
Electricity related derivatives	—	(4.1)	(21.7)	(25.8)
Interest rate derivatives	—	(8.8)	—	(8.8)
Total Liabilities	$—	$(28.4)	$(189.1)	$(217.5)
At September 30, 2016
Assets
Natural gas related derivatives	$—	$28.8	$54.0	$82.8
Electricity related derivatives	—	0.6	20.9	21.5
Interest rate derivatives	—	0.2	—	0.2
Total Assets	$—	$29.6	$74.9	$104.5
Liabilities
Natural gas related derivatives	$—	$(46.7)	$(318.2)	$(364.9)
Electricity related derivatives	—	(3.8)	(29.9)	(33.7)
Interest rate derivatives	—	(43.1)	—	(43.1)
Total Liabilities	$—	$(93.6)	$(348.1)	$(441.7)

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Washington Gas Light Company Fair Value Measurements Under the Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Total
At September 30, 2017
Assets
Natural gas related derivatives	$—	$7.0	$17.0	$24.0
Total Assets	$—	$7.0	$17.0	$24.0
Liabilities
Natural gas related derivatives	$—	$(5.7)	$(139.6)	$(145.3)
Total Liabilities	$—	$(5.7)	$(139.6)	$(145.3)
At September 30, 2016
Assets
Natural gas related derivatives	$—	$15.4	$24.4	$39.8
Total Assets	$—	$15.4	$24.4	$39.8
Liabilities
Natural gas related derivatives	$—	$(21.2)	$(276.0)	$(297.2)
Total Liabilities	$—	$(21.2)	$(276.0)	$(297.2)

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

The following table includes quantitative information about the significant unobservable inputs used in the fair value measurement of our Level 3 financial instruments and the respective fair values of the net derivative asset and liability positions, by contract type, as of September 30, 2017 and 2016.

Quantitative Information about Level 3 Fair Value Measurements
(In millions)	Net Fair Value September 30, 2017	Valuation Techniques	Unobservable Inputs	Range

WGL Holdings, Inc.
Natural gas related derivatives	($112.4)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($2.095) - $2.805
	($2.2)	Option Model	Natural Gas Basis Price (per dekatherm)	($2.095) - $2.358
			Annualized Volatility of Spot Market Natural Gas	28.7% - 566.8%
Electricity related derivatives	($6.2)	Discounted Cash Flow	Electricity Congestion Price (per megawatt hour)	($2.736) - $56.5

Washington Gas Light Company
Natural gas related derivatives	($122.6)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($1.928) - $2.805

	Net Fair Value September 30, 2016

Natural gas related derivatives	($264.1)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($2.021) - $3.290
	($0.1)	Option Model	Natural Gas Basis Price (per dekatherm)	($2.105) - $3.310
			Annualized Volatility of Spot Market Natural Gas	25.5% - 869.9%
Electricity related derivatives	($9.1)	Discounted Cash Flow	Electricity Congestion Price (per megawatt hour)	($6.199) - $68.700

Washington Gas Light Company
Natural gas related derivatives	($251.6)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($2.021) - $3.290

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

The following tables are a summary of the changes in the fair value of our derivative instruments that are measured at net fair value on a recurring basis in accordance with ASC Topic 820 using significant Level 3 inputs during the years ended September 30, 2017 and 2016, respectively.

Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
	WGL Holdings Inc.				Washington Gas Light Company
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Warrants	Total	Total - Natural Gas Related Derivatives
Fiscal Year Ended September 30, 2017
Balance at October 1, 2016	$(264.1)	$(9.1)	$—	$(273.2)	$(251.6)
Realized and unrealized gains (losses)
Recorded to income	62.0	(7.6)	—	54.4	44.2
Recorded to regulatory assets—gas costs	69.7	—	—	69.7	69.7
Transfers into Level 3	(0.8)	—	—	(0.8)	(0.4)
Transfers out of Level 3	(0.7)	—	—	(0.7)	(0.4)
Purchases	—	1.0	—	1.0	—
Settlements	19.3	9.5	—	28.8	15.9
Balance at September 30, 2017	$(114.6)	$(6.2)	$—	$(120.8)	$(122.6)
Fiscal Year Ended September 30, 2016
Balance at October 1, 2015	$(309.7)	$(16.0)	$—	$(325.7)	$(281.1)
Realized and unrealized gains (losses)
Recorded to income	18.3	(21.4)	—	(3.1)	4.0
Recorded to regulatory assets—gas costs	4.2	—	—	4.2	4.2
Transfers into Level 3	(0.8)	—	—	(0.8)	(0.2)
Transfers out of Level 3	8.9	—	—	8.9	9.0
Purchases	—	(2.4)	—	(2.4)	—
Settlements	15.0	30.7	—	45.7	12.5
Balance at September 30, 2016	$(264.1)	$(9.1)	$—	$(273.2)	$(251.6)

Transfers between different levels of the fair value hierarchy may occur based on fluctuations in the valuation and on the level of observable inputs used to value the instruments from period to period. It is our policy to show both transfers into and out of the different levels of the fair value hierarchy at the fair value as of the beginning of the period. Transfers out of Level 3 during the fiscal year ended September 30, 2017 and 2016 were due to an increase in valuations using observable market inputs. Transfers into Level 3 during the fiscal year ended September 30, 2017 were due to an increase in unobservable market inputs used in valuations.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

The table below sets forth the line items on the statements of income to which amounts are recorded for the fiscal years ended September 30, 2017, 2016 and 2015, respectively, related to fair value measurements using significant Level 3 inputs.

Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
	WGL Holdings, Inc.				Washington Gas Light Company
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Warrants	Total	Total - Natural Gas Related Derivatives
Fiscal Year Ended September 30, 2017
Operating revenues—non-utility	$12.2	$(17.5)	$—	$(5.3)	$—
Utility cost of gas	44.2	—	—	44.2	44.2
Non-utility cost of energy-related sales	5.6	9.9	—	15.5	—
Total	$62.0	$(7.6)	$—	$54.4	$44.2
Fiscal Year Ended September 30, 2016
Operating revenues—non-utility	$8.2	$(26.5)	$—	$(18.3)	$—
Utility cost of gas	4.0	—	—	4.0	4.0
Non-utility cost of energy-related sales	6.1	5.1	—	11.2	—
Total	$18.3	$(21.4)	$—	$(3.1)	$4.0
Fiscal Year Ended September 30, 2015
Operating revenues—non-utility	$(5.7)	$19.9	$—	$14.2	$—
Utility cost of gas	(25.0)	—	—	(25.0)	(25.0)
Non-utility cost of energy-related sales	—	(52.2)	—	(52.2)	—
Total	$(30.7)	$(32.3)	$—	$(63.0)	$(25.0)

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Unrealized gains (losses) attributable to derivative assets and liabilities measured using significant Level 3 inputs were recorded as follows for the fiscal years ended September 30, 2017, 2016 and 2015, respectively:

Unrealized Gains (Losses) Recorded for Level 3 Measurements
	WGL Holdings, Inc.				Washington Gas Light Company
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Warrants	Total	Total - Natural Gas Related Derivatives
Fiscal Year Ended September 30, 2017
Recorded to income
Operating revenues—non-utility	$12.6	$0.8	$—	$13.4	$—
Utility cost of gas	31.0	—	—	31.0	31.0
Non-utility cost of energy-related sales	(0.4)	9.4	—	9.0	—
Recorded to regulatory assets—gas costs	51.0	—	—	51.0	51.0
Total	$94.2	$10.2	$—	$104.4	$82.0
Fiscal Year Ended September 30, 2016
Recorded to income
Operating revenues—non-utility	$9.9	$(2.3)	$—	$7.6	$—
Utility cost of gas	0.3	—	—	0.3	0.3
Non-utility cost of energy-related sales	(0.4)	13.2	—	12.8	—
Recorded to regulatory assets—gas costs	(2.6)	—	—	(2.6)	(2.6)
Total	$7.2	$10.9	$—	$18.1	$(2.3)
Fiscal Year Ended September 30, 2015
Recorded to income
Operating revenues—non-utility	$(2.2)	$25.1	$—	$22.9	$—
Utility cost of gas	(15.8)	—	—	(15.8)	(15.8)
Non-utility cost of energy-related sales	(1.7)	(41.7)	—	(43.4)	—
Recorded to regulatory assets—gas costs	(20.9)	—	—	(20.9)	(20.9)
Total	$(40.6)	$(16.6)	$—	$(57.2)	$(36.7)
The following table presents the carrying amounts and estimated fair values of our financial instruments at September 30, 2017 and 2016.

WGL Holdings, Inc. Fair Value of Financial Instruments
	September 30, 2017		September 30, 2016
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Money market funds(a)	$11.8	$11.8	$10.6	$10.6
Other short-term investments(a)	$—	$—	$1.4	$1.4
Commercial paper (b)	$505.0	$505.0	$269.0	$269.0
Project financing (b)	$54.8	$54.8	$62.4	$62.4
Long-term debt(c)	$1,430.9	$1,577.3	$1,444.3	$1,641.9

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Washington Gas Light Company Fair Value of Financial Instruments
	September 30, 2017		September 30, 2016
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Money market funds(a)	$4.8	$4.8	$5.0	$5.0
Other short-term investments(a)	$—	$—	$1.4	$1.4
Commercial paper (b)	$123.0	$123.0	$42.0	$42.0
Project financing (b)	$43.8	$43.8	$62.4	$62.4
Long-term debt(c)	$1,134.5	$1,271.0	$945.9	$1,126.4
(a) Balance is located in cash and cash equivalents in the accompanying balance sheets. These amounts may be offset by outstanding checks.
(b) Balance is located in notes payable in the accompanying balance sheets.
(c) Includes adjustments for current maturities and unamortized discounts, as applicable.
Our money market funds are Level 1 valuations and their carrying amount approximates fair value. Other short-term investments are primarily overnight investment accounts; their carrying amount approximates fair value based on Level 2 inputs. The maturity of our commercial paper outstanding at both September 30, 2017 and 2016 is under 30 days. Due to the short term nature of these notes, the carrying cost of our commercial paper approximates fair value using Level 2 inputs. Due to the short term nature of our project financing arrangements, the carrying cost approximates fair value using Level 2 inputs. Neither WGL’s nor Washington Gas’ long-term debt is actively traded. The fair value of long-term debt was estimated based on the quoted market prices of the U.S. Treasury issues having a similar term to maturity, adjusted for the credit quality of the debt issuer, WGL or Washington Gas. Our long-term debt fair value measurement is classified as Level 3.
Non Recurring Basis
During the fiscal year ended September 30, 2016, WGSW recognized a loss of $4.1 million associated with the impairment of its investment in direct financing leases from Nextility. The fair value of this investment was a Level 3 measurement. As of September 30, 2017, there is no investment in direct financing leases.
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
The following tables present operating segment information for the fiscal years ended September 30, 2017, 2016 and 2015.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Operating Segment Financial Information
(In thousands)	Operating Revenues(a)	Depreciation and Amortization	Equity in Earnings of Unconsolidated Affiliates	EBIT	Total Assets	Capital Expenditures	Equity Method Investments
Fiscal Year Ended September 30, 2017
Regulated utility	$1,166,968	$131,231	$—	$266,307	$4,984,121	$408,308	$—
Retail energy-marketing	1,107,151	1,141	—	53,195	513,415	614	—
Commercial energy systems(b)	95,178	21,690	7,303	40,834	1,031,921	107,552	9,578
Midstream energy services	31,339	25	12,913	37,689	699,560	60	384,623
Other activities	—	—	—	(19,865)	409,938	—	—
Eliminations(c)	(45,912)	51	—	965	(1,012,946)	—	—
Total consolidated	$2,354,724	$154,138	$20,216	$379,125	$6,626,009	$516,534	$394,201
Fiscal Year Ended September 30, 2016
Regulated utility	$1,070,904	$116,129	$—	$228,219	$4,636,954	$393,501	$—
Retail energy-marketing	1,238,480	1,154	—	64,968	486,778	8,104	—
Commercial energy systems (b)	89,072	15,201	7,620	21,992	885,734	128,780	66,100
Midstream energy services	6,619	107	6,186	7,807	485,099	—	237,391
Other activities	—	—	—	(3,184)	273,738	—	—
Eliminations(c)	(55,516)	(25)	—	(504)	(718,853)	—	—
Total consolidated	$2,349,559	$132,566	$13,806	$319,298	$6,049,450	$530,385	$303,491
Fiscal Year Ended September 30, 2015
Regulated utility	$1,328,191	$110,416	$—	$223,977	$4,224,258	$327,429	$—
Retail energy-marketing	1,306,758	671	—	46,629	452,424	28	—
Commercial energy systems	51,813	10,733	2,095	9,688	682,149	136,749	63,521
Midstream energy services	3,191	129	2,623	(2,720)	237,839	85	73,363
Other activities	—	—	750	(9,667)	196,515	—	—
Eliminations(c)	(30,123)	(57)	—	(1,013)	(538,926)	—	—
Total consolidated	$2,659,830	$121,892	$5,468	$266,894	$5,254,259	$464,291	$136,884

(a)Operating revenue amounts in the “Eliminations” row represent total intersegment revenues associated with sales from the regulated utility segment to the retail energy-marketing segment. Midstream Energy Services’ cost of energy related sales is netted with its gross revenues.
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

The following table provides a reconciliation from EBIT to net income applicable to common stock.

	Fiscal Year Ended September 30,
(In thousands)	2017	2016	2015
Total consolidated EBIT	$379,125	$319,298	$266,894
Interest expense	74,026	52,310	50,511
Income tax expense	111,159	98,074	83,804
Dividends on Washington Gas Light Company preferred stock	1,320	1,320	1,320
Net income applicable to common stock	$192,620	$167,594	$131,259

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
Under the VIE model, we have a controlling financial interest in a VIE (i.e., are the primary beneficiary) when we have current or potential rights that give us the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance combined with a variable interest that gives us the right to receive potentially significant benefits or the obligation to absorb potentially significant losses. When changes occur to the design of an entity, we reconsider whether it is subject to the VIE model. We continuously evaluate whether we have a controlling financial interest in a VIE.
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
WGL uses the Hypothetical Liquidation at Book Value (HLBV) methodology for certain equity method investments as well as consolidating equity investments with non-controlling interests when the governing structuring agreement over the equity investment results in different liquidation rights and priorities than what is reflected by the underlying ownership interest percentage. For investments accounted for under the HLBV method, simply applying the percentage ownership interest to GAAP net income in order to determine earnings or losses does not accurately represent the income allocation and cash flow distributions that will ultimately be received by the investors. The calculation may vary in its complexity depending on the capital structure and the tax considerations for the investments.
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

Consolidated Investments
Variable Interest Entities
At September 30, 2017, WGL's subsidiary, WGSW, Inc. was the primary beneficiary of SFGF, SFRC, SFGF II, and ASD as a result of its ability to direct the activities most significant to the economic performance of those entities. Accordingly, we have consolidated those VIE entities.
SFGF
On August 24, 2016, WGSW and a tax equity partner formed SFGF to acquire distributed generation solar projects in the State of Georgia that were developed by WGL Energy Systems. WGSW is the managing member and contributed cash

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

equity equal to the purchase price of the solar projects less any contributions from the tax-equity partner. As of September 30, 2017, WGSW has contributed $16.8 million into the tax equity partnership.
WGL Energy Systems is the operations and maintenance provider and was the developer of the projects. Profits and losses are allocated between the partners under the HLBV method of accounting and the portion allocated to the tax equity partner is included in non-controlling interest on the consolidated statements of income and is recorded to "Non-controlling interest" on the consolidated balance sheets.
SFRC
On October 28, 2016, WGSW and a tax equity partner formed SFRC to acquire distributed generation solar projects in the State of Minnesota that are developed by WGL Energy Systems. WGSW is the managing member and will provide cash equity equal to the purchase price of the solar projects less any contributions from the tax-equity partner. As of September 30, 2017, WGSW has contributed $20.8 million into the tax equity partnership.
WGL Energy Systems is the operations and maintenance provider, and the developer of the projects. Profits and losses are allocated between the partners under the HLBV method of accounting and the portion allocated to the tax equity partner is included in to non-controlling interest on the consolidated statement of income and is recorded to "Non-controlling interest" on the consolidated balance sheets.
SFGF II
On June 30, 2017, WGSW and a tax equity partner formed SFGF II to acquire distributed generation solar projects in the United States of America that are expected to be developed by WGL Energy Systems. WGSW is the managing member and will provide cash equity equal to the purchase price of the solar projects less any contributions from the tax-equity partner. As of September 30, 2017, no contributions have been made into the tax equity partnership.
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
ASD
WGSW is a limited partner in ASD Solar LP (ASD), a limited partnership formed to own and operate a portfolio of residential solar projects, primarily rooftop photovoltaic power generation systems. As a limited partner, WGSW had provided funding to the partnership but did not have power to direct the activities that most significantly affect the operations and economic performance of the entity. In January 2014, the funding commitment period ended for the partnership. Prior to July 10, 2017 ASD was being consolidated by the general partner, Solar Direct LLC (Solar Direct). Solar Direct is a wholly owned subsidiary of American Solar Direct Inc. (ASDI).
In June 2017, ASDI filed for Chapter 7 bankruptcy as a result of financial difficulties. To ensure continuing operations of the partnership and minimal disruptions to the customers, WGSW petitioned the Bankruptcy Court to remove Solar Direct as manager of ASD operations and to approve the appointment of SF ASD, a wholly-owned subsidiary of WGL Energy Systems, which was formed to take over the management and operations of the partnership, as manager of ASD operations. On July 10, 2017, the Bankruptcy Court granted the bankruptcy trustee's emergency motion to assign management rights and control of ASD to SF ASD. As of September 30, 2017, ASD is a VIE of and consolidated by WGSW.
WGSW's equity method investment was eliminated and Solar Direct's non-controlling interest in ASD was recognized at fair value. During the fiscal year ended September 30, 2017, WGSW recognized a $1.8 million gain to other income based on the difference between WGSW's net investment in the partnership and WGSW's partnership interest measured at fair value. Revenue and earnings recognized since the date of consolidation and the impact on WGL’s Consolidated Statements of Income for the current and prior fiscal year were not material. Associated with the financial difficulties of ASDI, WGL paid $2.1 million to satisfy a bank guarantee on behalf of ASDI.
The following table summarizes the fair value amounts of ASD assets and liabilities, as well as the non-controlling interest recorded at estimated fair value as of the date of control.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Fair Value of ASD at Date of Consolidation
(in millions)	Fair Value
Current assets	$0.2
Accounts receivable	1.9
Property, plant and equipment	48.2
Total assets	$50.3
Deferred credits	0.6
Total liabilities	$0.6
Net assets	$49.7
Non-controlling interest	$0.5
WGSW equity interest	$49.2
Property, plant and equipment represents residential solar assets for ASD that were measured at estimated fair value using the income derived from discounted cash flows. The fair values were determined based on significant estimates and assumptions that are judgmental in nature, including projected cash flows and discount rates reflecting inherent risk in the future cash flows.
The carrying amounts and classification of the consolidated VIEs’ assets and liabilities included in our consolidated balance sheet at September 30, 2017 and September 30, 2016 are as follows:

WGL Holdings, Inc.
Balance Sheet Location of Consolidated Investments
(in millions)	September 30, 2017	September 30, 2016
Current assets	$4.4	$—
Property, Plant and Equipment	121.7	13.2
Total assets	$126.1	$13.2
Current liabilities	0.2	0.6
Deferred credits	0.8	—
Total liabilities	$1.0	$0.6
Non-VIE Investments
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
In April 2017, we executed an assignment of the master lease agreement, master purchase agreement and the EchoFirst customer leases from SunEdison, allowing SunEdison to divest the WGSW lease arrangement. SF Echo, a wholly-owned subsidiary of WGSW, will operate and maintain the assets and be entitled to all cash flows from the assets for the remainder of their lease terms. The master lease between SF Echo and WGSW is accounted for as a direct financing lease and eliminated in consolidation. SF Echo accounts for the customer leases as operating leases. The fair value of the assets did not result in any adjustments during the year. Our maximum financial exposure is limited to lease payment receivables from retail residential solar customers, future maintenance and performance payments and customer non-payments. On a quarterly basis, we evaluate our lease receivables for credit losses.
SF Echo records lease income in the accompanying consolidated statements of income. We had a balance of $9.2 million of unamortized tax credits related to the leased assets in "Unamortized investment tax credits" on the accompanying consolidated balance sheets at September 30, 2017. WGSW did not hold an investment in SunEdison at September 30, 2017.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Unconsolidated Investments
Variable Interest Entity
Meade
In 2014, WGL through its subsidiary WGL Midstream, entered into a limited liability company agreement and formed Meade Pipeline Co LLC (Meade), a Delaware limited liability company, with Transcontinental Gas Pipe Line Company, LLC (Williams) to invest in a regulated pipeline, a segment of Transco's Atlantic Sunrise project, called Central Penn Pipeline (Central Penn). Central Penn will be an approximately 185-mile pipeline originating in Susquehanna County, Pennsylvania and extending to Lancaster County, Pennsylvania that will have the capacity to transport and deliver up to approximately 1.7 million dekatherms per day of natural gas.
WGL Midstream plans to invest an estimated $410 million for a 55% interest in Meade. Although WGL Midstream holds greater than a 50% interest in Meade, Meade is accounted for under the equity method of accounting because WGL Midstream does not have the power to direct the activities most significant to the economic performance of Meade. Meade is accounted for under the HLBV equity method of accounting, and any profits and losses are included in “Equity in earnings of unconsolidated affiliates” in the accompanying Consolidated Statement of Income and are added to or subtracted from the carrying amount of WGL’s investment balance. At September 30, 2017 and 2016, WGL Midstream held a $146.7 million and $80.8 million, respectively, equity method investment in Meade.
At September 30, 2017, this VIE was not consolidated because WGL and its subsidiaries were not the primary beneficiaries. The nature of WGL’s involvement with this investment lacks the characteristics of a controlling financial interest. WGL either does not have control over Meade's activities that are economically significant to the VIEs and/or WGL does not have the obligation to absorb expected losses or the right to receive expected gains that could be significant to the VIE.
Our maximum financial exposure to loss as a result of our involvement with this VIE includes (a) the amount invested in, and advanced to, the VIE as of the reporting date and (b) any legal or contractual obligation to provide financing in the future, such as liquidity arrangements, guarantees, and other contractual commitments.

Non-VIE Investments
Constitution
In 2013, WGL Midstream invested in Constitution Pipeline Company, LLC (Constitution). At September 30, 2017, WGL Midstream's share of the total forecasted cash contributions over the term of the construction agreement for Constitution is $95.5 million, reflecting a 10% share in the pipeline venture. This natural gas pipeline venture will transport natural gas from the Marcellus region in northern Pennsylvania to major northeastern markets. Constitution is accounted for under the equity method of accounting; any profits and losses are included in “Equity in earnings of unconsolidated affiliates” in the accompanying Consolidated Statement of Income and are added to or subtracted from the carrying amount of WGL’s investment balance. The equity method is considered appropriate because Constitution is an LLC with specific ownership accounts and ownership between five and fifty percent resulting in WGL Midstream maintaining a more than minor influence over the partnership operating and financing policies.

On April 22, 2016, the New York State Department of Environmental Conservation (NYSDEC) denied Constitution’s application for a Section 401 Certification for the pipeline, which is necessary for the construction and operation of the pipeline. Constitution has stated that it remains committed to pursuing the project and that it intends to pursue all available options to challenge the legality and appropriateness of NYSDEC’s decision. In May 2016, Constitution filed actions in both the U.S. Circuit Court of Appeals for the Second Circuit and the U.S. District Court for the Northern District of New York, appealing the decision and seeking declaratory judgment that the State of New York’s permitting authority is preempted by federal law. .  In May 2016, Constitution appealed the NYSDEC’s denial of the Section 401 certification to the United States Court of Appeals for the Second Circuit, and in August 2017 the court issued a decision denying in part and dismissing in part Constitution’s appeal. The court expressly declined to rule on Constitution’s argument that the NYSDEC’s decision on Constitution’s Section 401 application constitutes a waiver of the certification requirement. The court determined that it lacked jurisdiction to address that contention, and found that jurisdiction over the waiver issue lies exclusively with the United States Court of Appeals for the District of Columbia Circuit. As to the denial itself, the court determined that NYSDEC’s action was not arbitrary or capricious. Constitution has filed a petition for rehearing with the Second Circuit Court's decision, but in October the court denied our petition.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

We remain steadfastly committed to the project, and in October 2017, Constitution filed a petition for declaratory order requesting FERC to find that, by operation of law, the Section 401 certification requirement for the New York State portion of Constitution’s pipeline project was waived due to the failure by the NYSDEC to act on Constitution’s Section 401 application within a reasonable period of time as required by the express terms of such statute. The petition is consistent with a recent decision by the District of Columbia Circuit Court in another proceeding, in which the court clarified that an applicant facing similar circumstances should present evidence of waiver to the FERC.
Beginning in April 2016, we discontinued capitalization of development costs related to this project. It is also possible that we could incur certain supplier-related costs in the event of a prolonged delay or termination of the project.
In light of the forgoing matters, Constitution has revised its target in-service date to as early as the first half of 2019, which assumes the timely receipt of a Notice to Proceed from FERC. We can give no assurance, however, that Constitution's efforts to obtain the Section 401 Certification will be successful. Beginning in April 2016, Constitution discontinued capitalization of development costs related to this project. At September 30, 2017 and September 30, 2016, WGL Midstream held a $38.1 million and $38.6 million, equity method investment in Constitution, respectively. We have evaluated our investment in Constitution for other than temporary impairment as of September 30, 2017. Our impairment assessment used income and market approaches in determining the fair value of our investment in Constitution, including consideration of the severity and duration of any decline in fair value of our investment in the project. Our key inputs included, but are not limited to, significant management judgments and estimates, including projections of the project’s cash flows, selection of a discount rate, market multipliers and probability weighting of potential outcomes of legal and regulatory proceedings. At this time, we do not have an other than temporary impairment and have not recorded any impairment charge to reduce the carrying value of our investment. If Constitution is ultimately unable to obtain the Section 401 Certification or other future developments or indicators of an unfavorable resolution arise subsequently, an impairment charge of up to substantially all of our investment in the capitalized project costs may be required. It is also possible that Constitution could incur certain supplier-related costs in the event of a prolonged delay or termination of the project. We will continue to monitor and update our impairment analysis as required.
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
WGL Midstream expects to invest, in scheduled capital contributions through the in-service date of the pipeline, its pro rata share (based on its 10% equity interest) of project costs, an estimated aggregate amount of approximately $327.6 million. At September 30, 2017 and September 30, 2016, WGL Midstream held a $63.0 million and $22.5 million equity method investment in Mountain Valley, respectively. The equity method is considered appropriate because Mountain Valley is an LLC with specific ownership accounts and ownership between five and fifty percent resulting in WGL Midstream maintaining a more than minor influence over the partnership operating and financing policies.
The carrying amount of WGL Midstream's investment in MVP exceeded the amount of the underlying equity in net assets by $0.5 million, which will be amortized over the life of the assets when it is put in production. Profits and losses are allocated under the HLBV method of accounting and are included in “Equity in earnings of unconsolidated affiliates” in the accompanying Consolidated Statement of Income and are added to or subtracted from the carrying amount of WGL’s investment balance. On October 13, 2017, FERC issued an order granting a certificate of public convenience and necessity to construct and operate the Mountain Valley Pipeline Project ("Project"). Construction on the Project is expected to begin in late 2017.
Stonewall System
WGL has a 30% equity interest in an entity that owns and operates certain assets known as the Stonewall Gas Gathering System (the Stonewall System). WGL Midstream paid $89.4 million to acquire the equity interest pursuant to an option that WGL Midstream previously acquired. During the twelve months ended September 30, 2017, WGL Midstream contributed an additional $45.5 million related to retiring debt at the entity level. The Stonewall System has the capacity to gather up to 1.4 billion cubic feet of natural gas per day from the Marcellus production region in West Virginia, and connects with an interstate pipeline system that serves markets in the mid-Atlantic region.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

WGL Midstream held a $136.7 million and $95.5 million equity method investment in the Stonewall System at September 30, 2017 and September 30, 2016 respectively. The equity method is considered appropriate because the Stonewall System is an LLC with specific ownership accounts and ownership between five and fifty percent resulting in WGL Midstream maintaining a more than minor influence over the partnership operating and financing policies.
The carrying amount of WGL Midstream's investment in the Stonewall System exceeded the amount of the underlying equity in net assets by $8.9 million, which will be amortized over the life of the assets when it is put in production. Profits and losses are allocated under the HLBV method of accounting and are included in “Equity in earnings of unconsolidated affiliates” in the accompanying Consolidated Statement of Income and are added to or subtracted from the carrying amount of WGL’s investment balance.
Nextility-Lease Settlement and Assignment
On December 9, 2016, WGSW agreed to an amendment and assignment of its sale/leaseback agreement with Nextility and another unrelated third party, with significantly reduced payments and lease terms. Based on the lease classification criteria per ASC Topic 840, it was determined that the amendment and assignment would be considered a termination of the existing lease and the creation of a new lease with the third party.  Under this accounting criteria the new lease is considered an operating lease. As a result, the net investment of $5.4 million on the consolidated balance sheet was eliminated. The solar assets were recorded at present fair value utilizing an income approach for valuation as $4.0 million to "Property, plant and equipment" with an additional $1.4 million recorded as a receivable. The unamortized investment tax credits (ITC) balance associated with these assets continue to be deferred and amortized over the assets' useful life. As of September 30, 2017, the deferred net ITC receivable related to these assets is $2.7 million. In May 2017, Nextility informed WGSW that it was unable to finalize a financing arrangement and is in the process of winding down its business. A $1.0 million reserve was recorded for the receivable due from Nextility as part of the settlement to amend and assign the sale/leaseback agreement.
SFEE
On November 23, 2016, WGSW and a tax equity partner formed SFEE to acquire distributed generation solar projects that are developed by a third-party developer or WGL Energy Systems. New projects will be designed and constructed under long-term power purchase agreements. As of September 30, 2017, WGSW has contributed $6.5 million and held a $9.6 million interest in SFEE.
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
The following tables present summary information about our unconsolidated VIEs and non-VIEs:

WGL Holdings, Inc.
Balance Sheet Location of Unconsolidated Investments
	Solar Investments		Pipelines
(in millions)	VIEs(a)	Non-VIEs(b)	VIEs(c)	Non-VIEs(d)	Total
September 30, 2017
Assets
Investments in unconsolidated affiliates	$—	$9.6	$146.7	$237.9	$394.2
Total assets	$—	$9.6	$146.7	$237.9	$394.2
September 30, 2016
Assets
Investments in unconsolidated affiliates	$66.1	$—	$80.8	$156.6	$303.5
Investments in direct financing leases, capital leases(e)	29.8	—	—	—	29.8

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
Washington Gas previously obtained third-party project financing on behalf of the federal government to provide funds during the construction of certain energy management services projects entered into under Washington Gas' area-wide contract. In December 2016, WGL Energy Systems entered into an agreement to obtain third-party financing and receive funds directly from the third party lender during the construction period associated with the related energy management service projects. Washington Gas will continue to record a receivable representing the government’s obligation, and will record an inter-company payable to WGL Energy Systems for the construction work performed for the same amount. Refer to Note 4—Short Term Debt for further discussions of the project financing.
The following table presents the receivables and payables from associated companies as of September 30, 2017 and September 30, 2016.

Washington Gas Light Company Receivables / Payables from Associated Companies
(In millions)	September 30, 2017	September 30, 2016
Receivables from Associated Companies	$32.4	$13.8
Payables to Associated Companies	$94.8	$65.8
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

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Washington Gas - Gas Balancing Service Charges
	Years Ended September 30,
(In millions)	2017	2016	2015
Gas balancing service charge	$23.6	$26.8	$25.1
As a result of these balancing services, an imbalance is created for volumes of natural gas received by Washington Gas that are not equal to the volumes of natural gas delivered to customers of the energy marketers. WGL Energy Services recognized receivable to Washington Gas of $1.4 million and a $0.8 million payable at September 30, 2017 and 2016, respectively, related to an imbalance in gas volumes. Due to regulatory treatment, these payables are not eliminated in the consolidated financial statements of WGL. Refer to Note 1—Accounting Policies for the Notes to Consolidated Financial Statements for further discussion of these imbalance transactions.
Washington Gas participates in a purchase of receivables (POR) program as approved by the PSC of MD, whereby it purchases receivables from participating energy marketers at approved discount rates. In addition, WGL Energy Services participates in POR programs with certain Maryland and Pennsylvania utilities, whereby it sells its receivables to various utilities, including Washington Gas, at approved discount rates. The receivables purchased by Washington Gas are included in “Accounts receivable” in the accompanying balance sheet. Any activity between Washington Gas and WGL Energy Services related to the POR program has been eliminated in the accompanying financial statements for WGL. At September 30, 2017 and 2016, Washington Gas had balances of $3.2 million and $4.2 million, respectively, of purchased receivables from WGL Energy Services. Additionally, Washington Gas is implementing a program in the District of Columbia to participate in a POR program in fiscal year 2018. Washington Gas expects that it will take seven to nine months to implement the program.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

NOTE 19. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables show the changes in accumulated other comprehensive income (loss) for WGL and Washington Gas by component for the fiscal years ended September 30, 2017 and 2016.

WGL Holdings, Inc. Changes in Accumulated Other Comprehensive Loss by Component
	September 30,
(In thousands)	2017	2016
Beginning Balance	$(38,539)	$(14,236)
Qualified cash flow hedging instruments (a)	49,610	(39,289)
Change in prior service cost (b)	(767)	(891)
Amortization of actuarial gain (loss) (b)	6,232	(936)
Current-period other comprehensive income (loss)	55,075	(41,116)
Income tax expense (benefit) related to other comprehensive income (loss)	22,533	(16,813)
Ending Balance	$(5,997)	$(38,539)
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

Washington Gas Light Company Changes in Accumulated Other Comprehensive Loss by Component
	September 30,
(In thousands)	2017	2016
Beginning Balance	$(7,830)	$(6,712)
Change in prior service cost (a)	(767)	(891)
Amortization of actuarial gain (loss) (a)	6,232	(936)
Current-period other comprehensive income (loss)	5,465	(1,827)
Income tax expense (benefit) benefit related to other comprehensive income (loss)	2,157	(709)
Ending Balance	$(4,522)	$(7,830)
(a) These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost. Refer to Note 10—Pension and other post-retirement benefit plans for additional details.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

NOTE 20. SUPPLEMENTAL CASH FLOW INFORMATION

The following tables detail the changes in operating assets and liabilities from operating activities , cash payments that have been included in the determination of earnings and non-cash investing and financing activities:

WGL Holdings Inc.

For the year ended September 30,	2017	2016	2015
(In thousands)
CHANGES IN OPERATING ASSETS AND LIABILITIES
Accounts receivable and unbilled revenues—net	$(108,236)	$(105,720)	$(71,514)
Gas costs and other regulatory assets/liabilities—net	3,430	(31,075)	9,943
Storage gas	(36,852)	4,311	122,159
Prepaid Taxes	1,848	(76,779)	(38,630)
Accounts payable and other accrued liabilities	51,307	31,792	25,670
Customer deposits and advance payments	(20,543)	(2,513)	20,579
Accrued taxes	1,985	1,805	(266)
Other current assets	(30,123)	(24,502)	7,364
Other current liabilities	7,072	(8,774)	13,583
Deferred gas costs—net	2,467	(5,104)	(2,054)
Deferred assets—other	(18,538)	(22,312)	(10,153)
Deferred liabilities—other	(29,407)	2,076	8,500
Pension and other post-retirement benefits	(9,950)	(10,244)	(14,546)
Other—net	3,002	3,821	651
Changes in operating assets and liabilities	$(182,538)	$(243,218)	$71,286
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid (refunded)—net	$(10,002)	$(10,723)	$6,935
Interest paid	$66,023	$51,838	$45,654
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Extinguishment of project debt financing	$(27,927)	$—	$(8,350)
Capital expenditure accruals included in accounts payable and other accrued liabilities	$54,212	$84,132	$45,780
Dividends paid in common stock	$1,362	$4,011	$—
Stock based compensation	$6,564	$6,742	$1,009
Transfer of investments to fixed assets (excluding ASD)	$30,114	$—	$—
Transfer of notes receivables to investments	$10,031	$—	$—

EFFECTS OF ASD CONSOLIDATION:
Elimination of equity method investment	$(66,719)	$—	$—
Consolidation of property, plant and equipment	$48,248	$—	$—
Elimination of unamortized investment tax credits	$19,322	$—	$—
Accounts receivable and other	$956	$—	$—
Gain on consolidation	$(1,807)	$—	$—

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Washington Gas

For the year ended September 30,	2017	2016	2015
(In thousands)
CHANGES IN OPERATING ASSETS AND LIABILITIES
Accounts receivable, unbilled revenues and receivables from associated companies—net	$(125,758)	$(78,304)	$(16,127)
Gas costs and other regulatory assets/liabilities—net	3,430	(31,075)	9,943
Storage gas	(10,280)	12,016	61,594
Prepaid Taxes	(6,524)	13,539	(14,228)
Accounts payable and other accrued liabilities, including payables to associated companies	46,995	31,408	(1,007)
Customer deposits and advance payments	(16,742)	(7,514)	20,132
Accrued taxes	(4,831)	5,980	(12,951)
Other current assets	(4,123)	3,912	5,826
Other current liabilities	(3,194)	(4,486)	1,435
Deferred gas costs—net	2,467	(5,104)	(2,054)
Deferred assets—other	(15,088)	(22,057)	(10,036)
Deferred liabilities—other	(5,418)	(57,660)	(13,912)
Pension and other post-retirement benefits	(9,806)	(10,251)	(13,750)
Other—net	3,409	2,107	258
Changes in operating assets and liabilities	$(145,463)	$(147,489)	$15,123
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid (refunded)—net	$—	$(19,004)	$8,902
Interest paid	$50,539	$40,972	$36,971
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Extinguishment of project debt financing	$(27,927)	$—	$(8,350)
Capital expenditure accruals included in accounts payable and other accrued liabilities	$37,049	$43,687	$40,926

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

NOTE 21. PLANNED MERGER WITH ALTAGAS LTD.

On January 25, 2017, WGL entered into an agreement and plan of merger (Merger Agreement) to combine with AltaGas in an all cash transaction valued at approximately $6.4 billion. The Merger Agreement provides for the merger of a newly formed indirect wholly-owned subsidiary of AltaGas with and into WGL, with WGL continuing as a surviving corporation in the merger (the Merger) and becoming an indirect wholly-owned subsidiary of AltaGas. Subject to the terms and conditions set forth in the Merger Agreement, at the Effective Time (as defined in the Merger Agreement) of the Merger, WGL shareholders will receive $88.25 in cash, without interest, for each share of WGL common stock issued and outstanding immediately prior to the Effective Time (as defined in the Merger Agreement). The Boards of Directors of each of WGL and AltaGas have unanimously approved the Merger, which is expected to close in the second quarter of calendar year 2018.

Consummation of the Merger is subject to the satisfaction or waiver of specified closing conditions, including, among others, the approval of the Merger by the holders of more than two-thirds of the outstanding shares of WGL common stock, which occurred on May 10, 2017 and approvals required from certain antitrust and other regulatory bodies. A status of each of these conditions is described below. The Merger Agreement also contains customary representations, warranties and covenants of both WGL and AltaGas. These covenants include, among others, an obligation on behalf of WGL to operate its business in the ordinary course until the Merger is consummated, subject to certain exceptions.

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

In connection with entering into the Merger Agreement, WGL entered into a subscription agreement with AltaGas, in which WGL agreed, upon the occurrence of certain conditions, to issue and sell to AltaGas up to an aggregate of 15,000 shares of Series A Non-Voting Non-Convertible Perpetual Preferred Stock (Non-Voting Preferred Stock) for a purchase price of $10,000 per share. If the consolidated debt to total capitalization ratio is forecasted to be in excess of 62% at December 31, 2017 or any quarterly period thereafter, AltaGas will purchase a number of shares of Non-Voting Preferred Stock to produce a forecasted ratio equal to 62%, but not more than 5,000 shares in any single quarter or more than 15,000 shares in the aggregate. If the Merger Agreement is terminated or the Outside Date (as defined in the Merger Agreement) expires, no subscription will be made after the date of termination or expiration, and WGL will have 6 months thereafter to redeem any Non-Voting Preferred Stock previously issued.

Merger Approval Proceedings

District of Columbia

On April 24, 2017, AltaGas, WGL and Washington Gas ("Applicants") filed an application with the PSC of DC seeking approval of the Merger Agreement. In an order issued on April 25, 2017, the PSC of DC scheduled a procedural conference on May 18, 2017 with the Staff of the PSC of DC and interested parties to consider the factors to be considered in the case to determine whether the Merger is in the public interest, identify factual issues in dispute and consider a procedural schedule for the proceeding. To approve the Merger Agreement, the PSC of DC must find that the Merger taken as a whole is in the public interest. In the April 25, 2017 order, the PSC of DC stated that in making this determination, it has balanced the interests of shareholders and investors with ratepayers and the community; determined that benefits to shareholders must not come at the expense of ratepayers; and found that to be approved, the transaction must produce a direct and tangible benefit to ratepayers. It stated further that in determining whether the public interest requirements are met, the PSC of DC has in past merger cases identified seven factors it has considered in reviewing each transaction, including the effects of the transaction on (i) ratepayers, shareholders, the financial health of the utilities standing alone and as merged, and the economy of the District; (ii) utility management and administrative operations; (iii) public safety and the safety and reliability of services; (iv) risks associated with

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

all of the applicants' affiliated non-jurisdictional business operations; (v) the PSC of DC's ability to regulate Washington Gas effectively; (vi) competition in the local retail and wholesale markets that impact the District and District ratepayers; and (vii) conservation of natural resources and preservation of environmental quality. The law of the District of Columbia does not impose any time limit on the PSC of DC’s review of the Merger. The District of Columbia Office of the People’s Counsel, the District of Columbia Government and other intervenors filed testimony with the PSC of DC opposing the application on September 29, 2017. The Applicants filed rebuttal testimony on October 27, 2017. Evidentiary hearings are scheduled before the PSC of DC in the first half of December 2017. An order is expected by the second calendar quarter of 2018.

Maryland

On April 24, 2017, AltaGas, WGL and Washington Gas ("Applicants") filed an application with the PSC of MD seeking approval of the Merger Agreement. On April 26, 2017, the PSC of MD issued an order scheduling a pre-hearing conference on May 30, 2017, to set a procedural schedule for the proceeding, to consider any petition to intervene that have been filed, and to consider any other preliminary matters requested by the parties. Maryland law requires the PSC of MD to approve a merger subject to its review if it finds that the merger agreement is consistent with the public interest, convenience and necessity, including benefits and no harm to consumers. In making this determination, the PSC of MD is required to consider the following criteria: (i) the potential impact of the acquisition on rates and charges paid by customers and on the services and conditions of operation of the public service company; (ii) the potential impact of the acquisition on continuing investment needs for the maintenance of utility services, plant, and related infrastructure; (iii) the proposed capital structure that will result from the acquisition, including allocation of earnings from Washington Gas; (iv) the potential effects on employment; (v) the projected allocation of any savings that are expected between shareholders and rate payers; (vi) issues of reliability, quality of service, and quality of customer service; (vii) the potential impact of the acquisition on community investment; (viii) affiliate and cross-subsidization issues; (ix) the use or pledge of utility assets for the benefit of an affiliate; (x) jurisdictional and choice-of-law issues; (xi) whether it is necessary to revise the PSC of MD's ring-fencing and code of conduct regulations in light of the acquisition; and (xii) any other issues the PSC of MD considers relevant to the assessment of the acquisition in relation to the public interest, convenience, and necessity. The Staff of the PSC of MD, the Maryland Office of People’s Counsel and other intervenors filed testimony opposing the application on August 14, 2017. The Applicants filed rebuttal testimony with the PSC of MD on September 11, 2017. Evidentiary hearings were held before the PSC of MD on October 3, 2017 through October 16, 2017. Initial Briefs were filed on November 6, 2017 and Reply Briefs were due by November 16, 2017. The PSC of MD is required to issue an order within 180 days of the date the application was filed, but may extend the date by 45 days for good cause. The PSC of MD issued an order extending the date for review. Accordingly, an order is expected by December 5, 2017.

Virginia

On April 24, 2017, AltaGas , WGL and Washington Gas, filed a petition with the SCC of VA seeking approval of the Merger Agreement. Virginia law provides that, if the SCC of VA determines, with or without hearing, that adequate service to the public at just and reasonable rates will not be impaired or jeopardized by granting the petition for approval, then the SCC of VA shall approve a merger with such conditions that the SCC of VA deems to be appropriate in order to satisfy this standard. On October 20, 2017, the SCC of VA issued an order approving the merger, subject to accounting, financial, and safety related requirements to which joint applicants agree.

Committee on Foreign Investment in the United States

On April 24, 2017, AltaGas, WGL and Washington Gas, filed a joint voluntary notice with the CFIUS. This notice was approved on August 18, 2017.

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
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of WGL Holdings, Inc.
Washington, DC

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of WGL Holdings, Inc. and subsidiaries ("WGL") as of September 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended September 30, 2017. Our audits also included the consolidated financial statement schedule of WGL listed in the Index at Item 15 under Schedule II. These financial statements and financial statement schedule are the responsibility of WGL's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of WGL Holdings, Inc. and subsidiaries as of September 30, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WGL’s internal control over financial reporting as of September 30, 2017, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 21, 2017 expressed an unqualified opinion on WGL's internal control over financial reporting.

/s/ Deloitte & Touche

Mclean, Virginia
November 21, 2017

WGL Holdings, Inc.
Washington Gas Light Company
Part II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Washington Gas Light Company
Washington, DC

We have audited the accompanying balance sheets and statements of capitalization of Washington Gas Light Company ("Washington Gas") as of September 30, 2017 and 2016, and the related statements of income, comprehensive income, common shareholder’s equity, and cash flows for each of the three years in the period ended September 30, 2017. Our audits also included the financial statement schedule of Washington Gas listed in the Index at Item 15 under Schedule II. These financial statements and financial statement schedule are the responsibility of Washington Gas’ management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Washington Gas Light Company as of September 30, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche

Mclean, Virginia
November 21, 2017

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

	Quarter Ended
(In thousands, except per share data)	December 31(a)	March 31(a)	June 30(b)	September 30(c)
Fiscal Year 2017(a)
WGL Holdings, Inc.
Operating revenues	$609,487	$841,750	$474,364	$429,123
Operating income	$104,713	$197,597	$22,855	$15,848
Net income	$55,767	$117,955	$4,036	$105
Net income applicable to common stock	$57,972	$123,064	$8,265	$3,319
Earnings per average share of common stock:
Basic	$1.13	$2.40	$0.16	$0.06
Diluted	$1.13	$2.39	$0.16	$0.06
Washington Gas Light Company
Operating revenues	$333,986	$475,021	$203,186	$154,775
Operating income (loss)	$103,008	$165,858	$11,464	$(12,018)
Net income (loss)	$55,461	$93,610	$(1,671)	$(15,608)
Net income (loss) applicable to common stock	$55,131	$93,280	$(2,001)	$(15,938)
Fiscal Year 2016
WGL Holdings, Inc.
Operating revenues	$613,384	$835,689	$440,587	$459,899
Operating income (loss)	$117,509	$174,411	$13,683	$(5,307)
Net income (loss)	$68,501	$106,618	$2,355	$(9,110)
Net income (loss) applicable to common stock	$68,171	$106,288	$2,025	$(8,890)
Earnings (loss) per average share of common stock:
Basic	$1.37	$2.13	$0.04	$(0.17)
Diluted	$1.36	$2.11	$0.04	$(0.17)
Washington Gas Light Company
Operating revenues	$295,246	$452,024	$187,077	$136,557
Operating income (loss)	$98,977	$164,226	$(20,528)	$(14,308)
Net income (loss)	$54,612	$94,433	$(18,519)	$(17,412)
Net income (loss) applicable to common stock	$54,282	$94,103	$(18,849)	$(17,742)
(a)During the fiscal year ended September 30, 2017, and the first and second quarter of the fiscal year ended September 30, 2016, there were no substantial variations in operations.
(b)During the third quarter of fiscal year 2016, WGL recorded an impairment charge of $3.0 million related to its investment in direct financing leases from Nextility.
(c)During the fourth quarter of fiscal year 2016, WGL recorded an additional impairment charge of $1.1 million related to its investment in direct financing leases from Nextility and $1.7 million in proceeds from an environmental insurance policy.

WGL Holdings, Inc.
Washington Gas Light Company
Part II

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A. CONTROLS AND PROCEDURES—WGL Holdings, Inc.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Senior management, including the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer of WGL, evaluated the effectiveness of WGL’s disclosure controls and procedures as of September 30, 2017. Based on this evaluation, the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that WGL’s disclosure controls and procedures were effective as of September 30, 2017.
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
Management has assessed the effectiveness of WGL’s internal control over financial reporting as of September 30, 2017 based upon the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management has concluded that WGL maintained effective internal control over financial reporting as of September 30, 2017.
Deloitte & Touche LLP, the independent registered public accounting firm of WGL, has audited the effectiveness of WGL’s internal control over financial reporting as of September 30, 2017. Deloitte & Touche LLP’s report on the audit of WGL’s internal control over financial reporting is included in Item 9A of this Form 10-K.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in the internal control over financial reporting of WGL during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of WGL.

WGL Holdings, Inc.
Washington Gas Light Company
Part II

ITEM 9A. CONTROLS AND PROCEDURES—Washington Gas Light Company

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Senior management, including the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer of Washington Gas, evaluated the effectiveness of Washington Gas’ disclosure controls and procedures as of September 30, 2017. Based on this evaluation, the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that Washington Gas’ disclosure controls and procedures were effective as of September 30, 2017.
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
Management has assessed the effectiveness of Washington Gas’ internal control over financial reporting as of September 30, 2017 based upon the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management has concluded that Washington Gas maintained effective internal control over financial reporting as of September 30, 2017.
This annual report on Form 10-K does not include an attestation report of Washington Gas’ registered public accounting firm regarding internal control over financial reporting pursuant to rules of the Securities and Exchange Commission that permit Washington Gas to provide only this management’s report in this annual report on Form 10-K.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in the internal control over financial reporting of Washington Gas during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Washington Gas.

WGL Holdings, Inc.
Washington Gas Light Company
Part II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of WGL Holdings, Inc.
Washington, DC

We have audited the internal control over financial reporting of WGL Holdings. Inc. and subsidiaries ("WGL") as of September 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. WGL’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on WGL’s internal control over financial reporting based on our audit.

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

In our opinion, WGL maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended September 30, 2017 of WGL and our report dated November 21, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche

Mclean, Virginia
November 21, 2017

WGL Holdings, Inc.
Washington Gas Light Company
Part II

ITEM 9B. OTHER INFORMATION

None.

WGL Holdings, Inc.
Washington Gas Light Company
Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANTS

Michael D. Barnes
Age: 74
Director Since: 1991 (Washington Gas), November 2000 (WGL)
Board Committees: Governance Committee (Chairman), Executive Committee, Lead Director for the Board

Michael D. Barnes is a Senior Fellow at the Center for International Policy in Washington, DC. He was previously Senior Of Counsel to the law firm of Covington & Burling LLP from 2007 through December 2010. He was President of The Brady Campaign and Brady Center to Prevent Gun Violence from 2000 through 2006. He was previously a partner in the law firm of Hogan & Hartson LLP (now Hogan Lovells, LLP). Mr. Barnes was United States Representative from Maryland’s 8th Congressional District from 1979 to 1987 and is currently a member of the Board of the Office of Congressional Ethics. In January 2013, he was appointed to the Board of the Office of Congressional Ethics by Speaker John Boehner and Minority Leader Nancy Pelosi. He has previously served as a Commissioner of the Maryland Public Service Commission, as a director of the Metropolitan Washington Airports Authority, as a director of the Washington Metropolitan Area Transit Authority and Chairman of the Washington Suburban Transit Commission, appointed by Governors of the State of Maryland. He served six years in the United States Marine Corps and the Marine Corps Reserve.

Mr. Barnes has been a director of Washington Gas since 1991 and a director of WGL since November 2000. Mr. Barnes has a B.A. degree from the University of North Carolina at Chapel Hill and a J.D. degree with Honors from George Washington University.

Particular experience, attributes or skills that qualify candidate for Board membership:

Leadership Experience

With over 35 years of legal experience and affiliations, including significant leadership positions, with a diverse array of business, political and philanthropic organizations in the Washington, DC metropolitan area, Mr. Barnes brings immense insight to the Board.

Risk Management/Assessment
Mr. Barnes’ legal expertise contributes to his skills in the areas of risk management, compliance and internal controls.
Government Experience

Mr. Barnes served as a member of the Maryland Public Service Commission from 1974 to 1987 and as United States Representative from Maryland’s 8th Congressional District from 1979 to 1987, and is currently a member of the Board of the Office of Congressional Ethics.

Strategic Planning
Through his extensive involvement in civic, community and charitable activities, Mr. Barnes has gained significant strategic planning and corporate governance experience.
Industry Experience

Mr. Barnes’ service on the Maryland Public Service Commission and long tenure as a director of Washington Gas and WGL provide him with extensive experience and insights on the issues facing the gas utility and energy products and services industries generally, as well as WGL in particular.

George P. Clancy, Jr.
Age: 74
Director Since: December 2000 (Washington Gas and WGL)
Board Committees: Audit Committee (Chairman), HR Committee, Executive Committee
Other Public Company Board: Saul Centers, Inc.

George P. Clancy, Jr. is a retired Executive Vice President and Mid-Atlantic Region Market President of Chevy Chase Bank, a division of Capital One, N.A. (1995-2010). Mr. Clancy has extensive experience in banking, including having served as President and Chief Operating Officer of

WGL Holdings, Inc.
Washington Gas Light Company
Part III

The Riggs National Corporation (1985-1986) and President and Chief Executive Officer of Signet Bank, N.A. (1988-1995). Mr. Clancy is on the board of directors of ASB Capital Management, Inc., Chevy Chase Trust Company, Saul Centers, Inc. and the Mary and Daniel Loughran Foundation, and was a member of the board of directors of Catholic Charities of the Archdiocese of Washington until June 2016.

Mr. Clancy has been a director of Washington Gas and a director of WGL since December 2000. Mr. Clancy has a B.A. degree in English from the University of Maryland and an M.B.A. degree from Loyola University.

Particular experience, attributes or skills that qualify candidate for Board membership:

Leadership Experience
Mr. Clancy has considerable senior executive level experience in business and management.
Risk Management/Assessment
Mr. Clancy developed significant skills in risk assessment as a senior executive, making him an important adviser to the Board and WGL.
Strategic Planning
Mr. Clancy’s experience managing investments and engaging in strategic planning as a senior executive enable him to serve meaningfully and effectively on the Board.
High Level Financial Literacy

Mr. Clancy has extensive experience in capital and financial markets, accounting and financial reporting and credit markets. He brings financial expertise and extensive experience in assessing and managing investments.

James W. Dyke, Jr.
Age: 71
Director Since: September 2003 (Washington Gas and WGL)
Board Committees: Governance Committee, HR Committee, Executive Committee (alternate)

James W. Dyke, Jr. retired on March 31, 2013 after 20 years as a partner in the Virginia law firm of McGuire Woods LLP, where he specialized in corporate, education, voting rights, government relations and municipal law. On April 8, 2013, he became a Senior Adviser to McGuire Woods Consulting LLC. In addition to his legal career, Mr. Dyke has extensive professional experience in government and public relations. Among other appointments, he served as Secretary of Education for the Commonwealth of Virginia from 1990 to 1993 and as Domestic Policy Adviser to former Vice President Walter Mondale. Mr. Dyke has assumed leadership positions in several business and community organizations, including serving as former Chairman of the Fairfax County, Virginia Chamber of Commerce, the Northern Virginia Business Roundtable and the Emerging Business Forum. During 2010, Mr. Dyke was also Chair of the Greater Washington Board of Trade and he is a former member of the board of directors of the Washington Metropolitan Area Transit Authority (WMATA) and the Commonwealth Transportation Board (CTB).

Mr. Dyke has been a director of Washington Gas and of WGL since September 2003. Mr. Dyke has B.A. and J.D. degrees from Howard University. In addition, he holds honorary degrees from St. Paul’s College, Virginia State University, the University of Richmond, Randolph-Macon College and the Northern Virginia Community College.

Particular experience, attributes or skills that qualify candidate for Board membership:

Leadership Experience

Mr. Dyke has over 35 years of legal experience and significant leadership positions and deep-rooted affiliations with a diverse array of business and philanthropic organizations in the Washington, DC metropolitan area.

Risk Management/Assessment
Mr. Dyke’s legal expertise contributes to his skills in the areas of risk management, compliance, internal controls, legislative and administrative issues and general corporate transactions.
Government Experience
Mr. Dyke has significant governmental experience nationally and in the Commonwealth of Virginia that enable him to bring invaluable insight to the Board.

WGL Holdings, Inc.
Washington Gas Light Company
Part III

Strategic Planning

Mr. Dyke lives and works in WGL’s operating territory and has held leadership positions with several local non-profit organizations and, as a result, has significant community ties within the region. In addition, through his extensive involvement in civic, community and charitable activities, Mr. Dyke has gained additional strategic planning and corporate governance insights.

Nancy C. Floyd
Age: 63
Director Since: June 2011 (Washington Gas and WGL)
Board Committees: Audit Committee, Governance Committee, Executive Committee (alternate)

Nancy C. Floyd is the founder and managing director of Nth Power, a San Francisco-based venture capital firm focused on advanced energy technologies, energy efficiency and sustainability. Nth Power has invested $420 million in 56 companies. Ms. Floyd has served on the boards of the American Council on Renewable Energy and the Center for Resource Solutions. She is an active member of Environmental Entrepreneurs (E2), a national community of individual business leaders who advocate sound environmental policy while building economic prosperity. Prior to founding Nth Power, Ms. Floyd launched two high-growth energy and telecommunications companies: NFC Energy Corporation in 1982, an early wind development company, and PacTel Spectrum Services in 1985, both of which were successfully sold. She has also worked on energy and telecommunications issues for the chairman of the Vermont Public Service Board.

Ms. Floyd has been a director of Washington Gas and of WGL since June 2011. Ms. Floyd has a B.A. degree in Government from Franklin and Marshall College and an M.A. degree in Political Science from the Rutgers University Eagleton Institute of Politics.

Particular experience, attributes or skills that qualify candidate for Board membership:

Leadership Experience
Ms. Floyd brings many years of key senior management experience to the Board.
Risk Management/Assessment
Ms. Floyd’s business experience has given her significant risk management experience that provides the Board with a valuable perspective.
Government Experience

As a result of her past work with the Vermont Public Service Board, Ms. Floyd can provide important insight with respect to regulatory and policy matters relevant to public utilities, which enhances the Board’s overall knowledge and experience.

Strategic Planning
Ms. Floyd’s experience as a business founder and manager demonstrates significant strategic planning skills.
Industry Experience

Ms. Floyd brings a deep understanding of energy efficiency and renewable energy applications. Her comprehensive knowledge of many aspects of the energy industry provides the Board with a valuable perspective.

Linda R. Gooden
Age: 64
Director Since: April 2013 (Washington Gas and WGL)
Board Committees: HR Committee, Executive Committee (alternate)
Other Public Company Board: Automatic Data Processing, Inc.; General Motors Co.; The Home Depot, Inc.

Linda R. Gooden retired in 2013 as Executive Vice President of Lockheed Martin Corp.’s Information Systems & Global Solutions, a $9 billion business with 30,000 employees that provides integrated information technology solutions, systems and services globally to civil, defense, intelligence and other government customers, after more than 34 years with the company. Ms. Gooden was responsible for establishing and managing the first major contractor cyber center in Maryland. She led the development of cyber solutions for federal defense, intelligence, and commercial customers.

Ms. Gooden has been inducted into the prestigious Career Communications Hall of Fame. She was named one of Fortune’s 50 Most Powerful Women in Business for three consecutive years and one of the 100 Most Powerful Executives in Corporate America by Black Enterprise

WGL Holdings, Inc.
Washington Gas Light Company
Part III

magazine in 2009. In 2010, Ms. Gooden was appointed by U.S. President Barack Obama to the National Security Telecommunications Advisory Committee.

Ms. Gooden serves on the boards of: the American Heart Association; the Armed Forces Communications and Electronics Association International; TechAmerica; the University Systems of Maryland Board of Regents; Automatic Data Processing, Inc.; General Motors Co.; and The Home Depot, Inc.

Ms. Gooden has been a director of WGL and Washington Gas since April 2013. Ms. Gooden has a B.A. degree in Computer Science from Youngstown State and a B.A. degree in Business Administration from the University of Maryland. She also has an M.B.A. degree from the University of Maryland.

Particular experience, attributes or skills that qualify candidate for Board membership:

Leadership Experience
Ms. Gooden’s experience as a senior executive officer of a Fortune 100 company demonstrates her leadership capability and general business acumen.
Risk Management/Assessment

In addition to her deep understanding of operations and strategy, Ms. Gooden has sophisticated risk management, cyber-security and information technology experience that is extremely valuable to the decision-making processes of the Board.

Government Experience
Ms. Gooden has experience as a presidential appointee to the National Security Telecommunications Advisory Committee.
Strategic Planning

Ms. Gooden provides the Board with extensive experience in operations and strategic planning. Ms. Gooden’s experience also demonstrates her extensive knowledge of governance and complex financial issues faced by public companies.

High Level Financial Literacy
Ms. Gooden provides the Board with extensive experience in corporate finance.

James F. Lafond
Age: 75
Director Since: September 2003 (Washington Gas and WGL)
Board Committees: HR Committee (Chairman), Executive Committee
Other Public Company Board: VSE Corporation

James F. Lafond is a retired Area Managing partner for the greater Washington, DC area for PricewaterhouseCoopers LLP. He is a retired certified public accountant with extensive experience serving in leadership positions with PricewaterhouseCoopers and with its predecessor, Coopers & Lybrand LLP. He has been active in several civic and non-profit organizations, including serving as Chairman of the INOVA Health System Foundation and the Washington Performing Arts Society. Among other recognitions, he has received the Lifetime Achievement Award from the Leukemia and Lymphoma Society. He is currently a director of VSE Corporation as well as not-for-profit entities.

Mr. Lafond has been a director of Washington Gas and of WGL since September 2003. Mr. Lafond has a B.S. degree in Accounting and an M.B.A. degree from American International College. Mr. Lafond has also completed the Executive Development program at Dartmouth College.

Particular experience, attributes or skills that qualify candidate for Board membership:

Leadership Experience
Mr. Lafond gained significant leadership experience as an Area Managing Partner for PricewaterhouseCoopers LLP and in leadership positions in civic and non-profit organizations.
Risk Management/Assessment
Mr. Lafond has expertise in risk management processes through his experience as Area Managing Partner for PricewaterhouseCoopers LLP and as an engagement partner for entities in various industries.
Strategic Planning

Mr. Lafond’s experience as a member of the nominating and corporate governance committee and chair of the audit committee of the board of directors of another public company allows him to provide particular governance insight to the Board that is essential to strategic planning.

WGL Holdings, Inc.
Washington Gas Light Company
Part III

High Level Financial Literacy

Mr. Lafond brings many years of audit experience and financial accounting knowledge that are critical to the Board. Mr. Lafond’s experience with accounting principles, financial reporting rules and regulations, evaluating financial results and generally overseeing the financial reporting process of large public companies from an independent auditor’s perspective makes him an invaluable asset to the Board.

Debra L. Lee
Age: 63
Director Since: July 2000 (Washington Gas), November 2000 (WGL)
Board Committees: Audit Committee, Executive Committee (alternate)
Other Public Company Board: Marriott International, Inc.; Twitter, Inc.

Debra L. Lee is Chairman and Chief Executive Officer of BET Networks, a global multi-media company that owns and operates Black Entertainment Television and several other ventures. BET Networks is a division of Viacom, Inc. Ms. Lee previously was Executive Vice President and General Counsel of BET Holdings (1992-1995), President and Chief Operating Officer (1995-May 2005), President and Chief Executive Officer (June 2005-January 2006), and was elected to her present position in January 2006. Ms. Lee serves on the board of directors of the Alvin Ailey American Dance Theater and the Paley Center. Ms. Lee is also on the board of directors of Marriott International, Inc. and Twitter, Inc., and previously served on the board of directors of Revlon, Inc. from 2006 through 2015.

Ms. Lee has been a director of Washington Gas since July 2000 and a director of WGL since November 2000. Ms. Lee has a B.A. degree in Political Science from Brown University, a J.D. degree from the Harvard Law School and an M.P.P. from the Harvard University John F. Kennedy School of Government.

Particular experience, attributes or skills that qualify candidate for Board membership:

Leadership Experience
Ms. Lee’s experience as a chief executive officer of a major media and entertainment company demonstrates her leadership ability and general business acumen.
Risk Management/Assessment
Ms. Lee’s legal expertise contributes to her skills in the areas of risk management, compliance and internal controls.
Strategic Planning

Through her experience as a chief executive officer and her involvement in civic, community and charitable activities, Ms. Lee has gained significant strategic planning, operational and corporate governance insights. Her extensive experience with consumer marketing is also a significant asset to the Board.

High Level Financial Literacy

Ms. Lee provides the Board with extensive experience in corporate finance. In addition, her experience on the board of directors of other public companies demonstrates her knowledge of complex financial issues faced by public companies.

Terry D. McCallister
Age: 61
Director Since: October 2009 (Washington Gas and WGL)
Board Committees: Chairman of the Board, Executive Committee (Chairman)

Terry D. McCallister has served as Chairman and Chief Executive Officer of WGL and of Washington Gas since October 1, 2009. Mr. McCallister previously served as President and Chief Operating Officer of WGL and Washington Gas (2001-2009); Mr. McCallister joined Washington Gas in April 2000 as Vice President of Operations. He was previously with Southern Natural Gas, where he served as Vice President and Director of Operations and with Atlantic Richfield Company, where he held various leadership positions. Mr. McCallister serves on the Board of Directors of the American Gas Association and served as its Board Chairman for 2015. He is a past Chairman of the Board of Directors of the Southern Gas Association and is currently Chairman of the Board of Directors of the Gas Technology Institute. Mr. McCallister serves on the National Petroleum Council. He also serves on the boards of several business and community organizations, including, among others, the Greater Washington Board of Trade (Chair), the Federal City Council, the Smithsonian National Zoo, the National Symphony Orchestra (President) and the INOVA Health System Foundation (Past Chairman).

WGL Holdings, Inc.
Washington Gas Light Company
Part III

Mr. McCallister has a B.S. degree in Engineering Management from the University of Missouri-Rolla and is a graduate of the University of Virginia’s Darden School of Business Executive Program.

Particular experience, attributes or skills that qualify candidate for Board membership:

Leadership Experience

With 38 years of energy industry experience at several levels of management, Mr. McCallister is well positioned to lead our management team and provide essential insight and guidance to the Board on the day-to-day operations of WGL. Mr. McCallister’s service on the boards of local non-profit and charitable organizations provides an important connection between WGL and the communities we serve.

Strategic Planning

Mr. McCallister serves a key leadership role on the Board and provides the Board with in-depth knowledge of each area of our business, the energy industry generally, and WGL’s challenges and opportunities. Mr. McCallister’s leadership roles in key industry organizations provide a unique opportunity to help shape the environment in which WGL can be successful. In addition, through his extensive involvement in civic, community and charitable activities, Mr. McCallister has gained additional strategic planning and corporate governance insights.

Industry Experience
Mr. McCallister’s extensive energy experience and comprehensive understanding of many aspects of the natural gas industry provides the Board with crucial insight.

Dale S. Rosenthal
Age: 61
Director Since: October 2014 (Washington Gas and WGL)
Board Committees: Audit Committee, Executive Committee (alternate)

Dale S. Rosenthal was Division President of Clark Financial Services Group, where she set strategy for Clark’s entry into the alternative energy space, leveraging Clark Construction’s core turnkey construction competence into alternative energy development, finance, and management. She was Clark’s Chief Financial Officer for eight years, leading all of the financial functions of Clark, a multi-billion dollar company. She served on the board of directors of the Strathmore Foundation for the Performing Arts and the Greater Washington Board of Trade. She is a member of the Cornell University Board of Trustees.

Ms. Rosenthal has been a director of Washington Gas and of WGL since October 2014. She has a J.D. and M.B.A. from Harvard University and a B.A. in Economics from Cornell University.

Particular experience, attributes or skills that qualify candidate for Board membership:

Leadership Experience
Ms. Rosenthal brings many years of senior management and new business development experience in both the private and non-profit sectors to the Board.
Risk Management/Assessment
Ms. Rosenthal’s financial and legal background in the construction industry contributes to her skills in risk assessment, mitigation, compliance, and internal controls.
Strategic Planning

Ms. Rosenthal’s formal business training, significant experience in business development and experience as a strategist in the alternative energy sector provide her with significant strategic planning skills.

Industry Experience
Ms. Rosenthal brings significant business expertise in the alternative energy sector.
High Level Financial Literacy
Ms. Rosenthal has managed financial budgeting and reporting in corporate and non-profit organizations.

WGL Holdings, Inc.
Washington Gas Light Company
Part III

EXECUTIVE OFFICERS OF THE REGISTRANTS

The names, ages and positions of the executive officers of the registrants at October 31, 2017, are listed below along with their business experience during the past five years. The age of each officer listed is as of the date of filing of this report. There is no family relationship among the officers.
Unless otherwise indicated, all officers have served continuously since the dates indicated, and all positions are executive officers listed with Washington Gas Light Company.

Executive Officers
Name, Age and Position with the registrants	Date Elected or Appointed

Vincent L. Ammann, Jr., Age 58(1)
Senior Vice President and Chief Financial Officer	October 1, 2013
Vice President and Chief Financial Officer	September 30, 2006

Adrian P. Chapman, Age 60(1)
President and Chief Operating Officer	October 1, 2009

William R. Ford, Age 62(1)
Vice President and Chief Accounting Officer	October 1, 2013
Controller	October 1, 2010

Marcellous P. Frye, Jr., Age 49
Vice President—Business Services and Public Policy	March 21, 2008

Luanne S. Gutermuth, Age 55(1)
Senior Vice President—Shared Services and Chief Human Resource Officer	October 1, 2014
Vice President—Human Resources and Organization Development	October 1, 2010

Louis J. Hutchinson, III, Age 52(1)(2)
Vice President and Chief Revenue Officer	October 1, 2014

Mark A. Lowe, Age 54
Vice President—Gas Supply and Engineering	October 1, 2014
Division Head—Gas Supply	March 10, 2008

Terry D. McCallister, Age 61(1)
Chairman of the Board and Chief Executive Officer	October 1, 2009

Richard H. Moore, Age 49(1)
Vice President—Corporate Development	October 1, 2015
Division Head and Chief Operating Officer, Washington Gas Energy Services	May 25, 2014
Division Head—Strategy and Business Development	November 30, 2009

Anthony M. Nee, Age 61(1)
Vice President of Strategy, Business Development and Non-Utility Operations (Interim)	July 5, 2017
Vice President and Treasurer	October 1, 2013

WGL Holdings, Inc.
Washington Gas Light Company
Part III

Treasurer	February 14, 2009

Douglas A. Staebler, Age 57
Senior Vice President—Utility Operations	October 1, 2014
Vice President—Operations, Engineering, Construction and Safety	October 31, 2006

Leslie T. Thornton, Age 59(1)
Senior Vice President—General Counsel and Corporate Secretary	October 1, 2014
Vice President and General Counsel	January 1, 2012
Counsel to the Chairman	November 28, 2011

Tracy L. Townsend, Age 51
Vice President—Construction, Compliance and Safety	October 1, 2014
Division Head—Safety, Compliance, Construction Operations Support and Technology	October 1, 2010

Douglas I. Bonawitz, Age 55(1)
Vice President and Treasurer	July 5, 2017
Assistant Treasurer	October 1, 2016
Division Head, Investor Relations and Financial Analysis	January 12, 2011

(1) At September 30, 2017, Executive Officer of both WGL Holdings, Inc. and Washington Gas Light Company.
(2) Mr. Hutchinson was previously a Senior Vice President at Constellation Energy where he led sales and marketing for the public sector and energy efficiency business lines.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors to file reports of securities ownership and changes in such ownership with the SEC. Based on our records and information, we believe that all persons required to file such forms have done so during FY 2017.

Code of Conduct

The Companies’ have adopted a code of conduct that applies to each of the CEO, CFO and CAO. The code of conduct is available on each of WGL and Washington Gas’ websites at www.wglholdings.com and www.washingtongas.com, under “Corporate Governance.” The code of conduct is also available in print to any person, without charge, upon written request to Assistant Secretary, WGL Holdings, Inc./Washington Gas, 101 Constitution Ave., NW, Washington, DC 20080.

Shareholder Recommendations

There have been no material changes to the procedures by which security holders may recommend nominees to the Registrants’ Boards of Directors. The Governance Committee will consider director nominees recommended by shareholders. Notice of such recommendation should be sent in writing to the Chairman of the Governance Committee, c/o the Secretary of WGL Holdings, Inc., 101 Constitution Ave., NW; Washington DC 20080. The recommendation must identify the writer as a shareholder of WGL and provide sufficient detail for the Governance Committee to consider the recommended individual’s qualifications. The Governance Committee will evaluate the qualifications of candidates recommended by shareholders using the same criteria as used for other Board candidates. The recommendation must be timely and include all information specified in our bylaws.

Audit Committees

Each Registrant has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee members are: George P. Clancy, Jr. (Chairman), Nancy C. Floyd, Debra L. Lee and Dale S. Rosenthal. Members of the Audit Committee are independent under the rules of the Securities and Exchange

WGL Holdings, Inc.
Washington Gas Light Company
Part III

Commission (the “SEC”) and the NYSE Listed Company Manual. The Board has determined that each member of the Audit Committee meets the qualifications of an “audit committee financial expert,” as that term is defined by rules of the SEC.

WGL Holdings, Inc.
Washington Gas Light Company
Part III

ITEM 11. EXECUTIVE COMPENSATION

HR Committee Interlocks and Insider Participation

The HR Committee currently is composed of four independent, non-employee directors. During FY 2017, no current or former member of the HR Committee was an officer or employee of WGL or any of its subsidiaries. No former or current member of the Board or the HR Committee has served, at any time since October 1, 2016, as an executive officer of any entity that at such time had one or more of WGL’s executive officers serving as a member of that entity’s board of directors or compensation committee.

HUMAN RESOURCES COMMITTEE REPORT*

The following Compensation Discussion and Analysis section has been prepared by the management of WGL. WGL is responsible for the Compensation Discussion and Analysis and for the disclosure controls relating to executive compensation. The Compensation Discussion and Analysis is not a report or disclosure of the HR Committee.

The HR Committee has reviewed and discussed with management the Compensation Discussion and Analysis section of this Form 10-K. Based upon this review and its discussions, the HR Committee recommended to the Board that the following Compensation Discussion and Analysis section be included in this Form 10-K.

HUMAN RESOURCES COMMITTEE

James F. Lafond (Chairman)

George P. Clancy, Jr.

James W. Dyke, Jr.

Linda R. Gooden

* Notwithstanding anything to the contrary set forth in any of WGL’s filings under the Securities Act of 1933, as amended, or the Exchange Act, as amended, that might incorporate other filings with the SEC, including this Form 10-K, in whole or in part, the Human Resources Committee Report shall not be deemed to be incorporated by reference into any such filings.

WGL Holdings, Inc.
Washington Gas Light Company
Part III

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis (“CD&A”) provides information about the principles underlying our executive compensation programs and the key executive compensation decisions that were made for FY 2017, including the most important factors relevant to those decisions. This CD&A is intended to provide additional context and background for the compensation earned by and awarded to the following officers, whom we refer to as the Named Executive Officers, for FY 2017, as reported in the Summary Compensation Table that follows this discussion:

Name	Title
Terry D. McCallister	Chairman of the Board and Chief Executive Officer
Vincent L. Ammann, Jr.	Senior Vice President and Chief Financial Officer
Adrian P. Chapman	President and Chief Operating Officer
Luanne S. Gutermuth	Senior Vice President, Shared Services and Chief Human Resource Officer
Leslie T. Thornton	Senior Vice President, General Counsel and Corporate Secretary

The Named Executive Officers of WGL hold corresponding positions at Washington Gas, and the HR Committee of WGL has the same composition as the HR Committee of Washington Gas. Decisions of the HR Committee relating to the compensation of the Named Executive Officers are made on the basis of the Named Executive Officers’ contributions to, and the performance of, WGL and its consolidated subsidiaries including Washington Gas. Accordingly, this CD&A is written from the perspective of WGL. References in this Compensation Discussion and Analysis to “WGL,” “we,” “us,” and “our” are to WGL and its consolidated subsidiaries, unless specifically indicated otherwise.

Program Highlights

Our executive compensation program is market-based, performance-oriented and reasonable, as evidenced by the following:

●	Our pay philosophy is conservative.

	o	We have no employment contracts with executives and no guaranteed pay other than base salary and retirement benefits thereon.

	o	Our program is targeted at the size-adjusted 50th percentile of the utilities marketplace. Use of a utilities market rather than general industry results in lower market benchmarks.

o
The HR Committee’s consultant size-adjusts the market data to be appropriate based on our revenues relative to the total compensation peer group. The market capitalizations of peers do not impact the market data we develop for use in pay decisions.

	o	Executive perquisites are few and have low value.

●	Our actual pay opportunities are moderate and are aligned with our utility peers.

	o	Our FY 2017 target total compensation opportunities for Named Executive Officers were targeted to the 50th percentile of the utilities market.

o
We take retirement benefits into account when comparing target total compensation to the size-adjusted 50th percentile. That is, if retirement benefits are above-market, we reduce long-term incentive opportunities to offset them.

●	Our short-term incentive (“STI”) program has had moderate actual payouts and is regarded favorably by our regulators.

	o	The plan pays a maximum of 150% of target.

	o	The factor that relates to WGL’s performance, which we refer to as the Corporate Factor, was 120% of target for FY 2017 and has averaged 126.7% of target for the past three fiscal years.

o
Our design, which uses 13 performance measures, achieves favorable regulatory treatment due to its focus on the delivery of safe, reliable and reasonably priced natural gas service to customers. We believe that favorable regulatory treatment reflects the fact that our plan adds value for all of our stakeholders, including shareholders.

WGL Holdings, Inc.
Washington Gas Light Company
Part III

●	Our long-term incentive (“LTI”) plan is entirely performance-based.

o
Our performance share and performance unit payouts for our most recently completed performance periods depend on how our 3-year total shareholder return (“TSR”) compares to that of utilities deemed most like us. The measure is intended to reflect the success of our business strategy and our ability to execute it. Beginning with the FY 2016 LTI grant, one half of performance shares and one half of performance units are tied to TSR.

o
The remainder of the LTI program, which was broadened in FY 2016, uses two metrics: 1) how our 3-year consolidated return on equity compares to the weighted average return on equity authorized by our three regulatory commissions. This measure is intended to reward the achievement of 3-year consolidated operating earnings, including for our non-utility operations, that meets or exceeds the earnings opportunity in our utility operations. 2) whether our operating earnings per share exceed our dividends per share.

	o	The value to our employees of vesting performance shares increases or decreases in direct proportion to the appreciation or depreciation of our shares over the performance period.

	o	We have not granted solely time-based restricted stock since 1996 or stock options since 2006.

Response to Shareholder Advisory Vote on Executive Compensation

Each year at WGL’s annual meeting, shareholders have the opportunity to cast an advisory vote to approve our executive compensation program (a “say-on-pay” vote). Our HR Committee considers the outcome of the shareholder advisory vote when making decisions relating to the compensation of our Named Executive Officers and our executive compensation program design, structure and policies. At our 2016 and 2017 annual meetings, the favorable voting results on our executive compensation program were 96.7% and 97.4%, respectively, suggesting strong shareholder support for the philosophy, design and structure of our executive compensation program. The Committee will continue to consider the results of the shareholders’ advisory votes on executive compensation when making decisions about our executive compensation program.

FY 2017 in Review

WGL and its subsidiaries achieved significant financial, business and operational successes in FY 2017, as set forth below.

FY 2017 Financial and Operating Highlights

•
WGL reported net income applicable to common stock of $192.6 million for FY 2017, compared to $167.6 million for FY 2016. Operating earnings* per share increased by $0.03 per share from $3.08 in FY 2016 to $3.11 in FY 2017, an increase of 1%.

•	WGL established a new stock intra-day trading high of $86.89 on August 2, 2017.

•	WGL increased its annual dividend by 9 cents, an increase of 4.6%, to $2.04 per share. This marks the 41st consecutive year that WGL has increased the dividend on its common stock.

•	Washington Gas added more than 12,400 new customer meters within its service territory, which we believe demonstrates WGL’s successful marketing and sales efforts.

•
WGL Energy Systems added 76 megawatts of owned solar generating capacity and generated 290,000 megawatt hours of clean electricity in fiscal 2017. The unit had a total generating capacity of 221 megawatts in service at the end of the fiscal year.

•
WGL Midstream increased its ownership interest in Mountain Valley Pipeline by acquiring all of Vega Energy's 3% interest in the joint venture. WGL Midstream now owns a 10% interest in Mountain Valley Pipeline.

•	The Central Penn and Mountain Valley pipelines are on schedule for their in-service dates, with each pipeline receiving key regulatory approvals in fiscal 2017.

•	Company employees and their families volunteered over 11,500 hours of their time to a variety of community service projects in the Washington, DC metropolitan area.

•
WGL released its first Corporate Sustainability Report, demonstrating an ongoing dedication to innovation in energy efficiency, community improvement and the implementation of sustainable business practices. The inaugural Corporate Sustainability Report used the Global Reporting Initiative GRI-4 framework.

•
WGL set aggressive new sustainability targets for 2025; that our fleet and facilities will be carbon neutral by that date and that we will further reduce methane emissions (measured from a 2008 baseline) for every unit of natural gas delivered to 38% (from the 2008

WGL Holdings, Inc.
Washington Gas Light Company
Part III

baseline). WGL also set a new target to help our customers save energy equivalent to 18 million metric tons of carbon emissions between 2015 and 2025.

  * Operating earnings is a financial measure that is not calculated and presented in accordance with generally accepted accounting principles (“GAAP”) and should not be viewed as an alternative to a GAAP measure of performance. See Appendix A of this Item 11 for a reconciliation to the nearest comparable measure presented in accordance with GAAP. In providing our expectations for per share non-GAAP operating earnings growth, we note that there will likely be differences between our future reported GAAP earnings growth and our non-GAAP operating earnings growth due to matters such as, but not limited to, unrealized mark-to-market positions for our energy-related derivatives and changes in the measured value of our trading inventory for our midstream operating segment. Non-GAAP adjustments can change significantly and are subject to swings from period to period and, as a result, WGL management is not able to reasonably estimate the aggregate impact of these items to derive GAAP earnings growth expectations and therefore is not able to provide a corresponding GAAP equivalent for its non-GAAP operating earnings growth expectations.

What We Pay and Why: Elements of Compensation

We have three main elements of direct compensation: base salary, annual incentive and long-term equity compensation. The majority of direct compensation for our Named Executive Officers is performance-based and not guaranteed. We also provide various retirement and benefit programs and modest business-related perquisites. The dashboard below provides a snapshot and describes why we provide each element.

COMPENSATION DASHBOARD
TOTAL DIRECT COMPENSATION(1)

LONG-TERM EQUITY COMPENSATION

•     Consists of performance shares and performance units
•     Entirely performance-based and not guaranteed. We do not make solely time-vested awards

•     Goals:
◦     Directly tie executive incentives to TSR relative to peers, our ROE results compared to the utility's weighted average authorized ROE and dividend coverage(2)

◦     Retain key talent.

•     At target, represented 50% of total direct compensation for Named Executive Officers in FY 2017. Any payout on long-term compensation grants would occur in October 2019.

BASE SALARY - 29%
*Fixed base of cash compensation.
*Goal: Attract and retain talent.
*Represented by approximately 29% total direct compensation for Named Executive Officers in FY 2017
PERFORMANCE SHARES - 25%
PERFORMANCE UNITS - 25%
ANNUAL INCENTIVES - 21%
*Performance based and not guaranteed.
*Goals:
-Drive the achievement of business results on an annual basis.
-Recognize individuals based on their contributions.
*At target, represented approximately 21% of total direct compensation for Named Executive Officers in FY 2017.

(1)Chart depicts the relative percentages of each element of direct compensation for the Named Executive Officer as a group on a weighted basis. The relative percentages of each element of direct compensation will vary for each Named Executive Officer.

WGL Holdings, Inc.
Washington Gas Light Company
Part III

OTHER ELEMENTS OF COMPENSATION

WELFARE BENEFITS	PERQUISITES	RETIREMENT PROGRAMS

Provide a safety net to protect against financial catastrophes that can result from illness, disability or death.

Include medical, dental, disability, life insurance and severance plans.

Named Executive Officers generally participate in the same benefit plans as the broader employee population.

We believe the benefit WGL receives from providing perquisites significantly outweighs the cost of providing them.

Additional detail and the business rationale for each perquisite are described on page 203.

Provide for basic retirement needs and serve as an additional means to attract and retain employees.

Include pension plans, retirement savings plans and deferred compensation plans.

For additional details, see “Retirement Benefits” beginning on page 201.

Objectives of Executive Compensation Program

Our executive compensation program is intended to achieve the following fundamental objectives:

•	attract and retain qualified executives

•	focus executives’ attention on specific strategic and operating objectives of WGL;

•	align executives’ interests with the long-term interests of WGL’s shareholders; and

•
align management’s interests with the customers of its regulated utility subsidiary (Washington Gas) by rewarding the provision of a safe and reliable gas delivery to customers at a reasonable cost, and align management’s interests with the customers of its non-utility entities and the communities in which we operate.

To accomplish these objectives, the HR Committee provides the Named Executive Officers competitive total compensation opportunities based on the size-adjusted 50th percentile of the range of compensation paid by similar utility industry companies for positions of similar responsibility. Actual pay reflects WGL’s short and long-term performance and each individual’s performance.

Elements of Executive Compensation Program

Each element of the executive compensation program is structured to help achieve one or more of the compensation objectives described above. Decisions with respect to one element of pay generally do not impact other elements of pay, with the exception that above-market retirement benefits reduce LTI opportunities so that total target compensation remains near market compensation.

There is no pre-established policy or target for the allocation between cash and non-cash compensation or between short-term and long-term compensation. Rather, the HR Committee uses market data and its business judgment to determine the appropriate level and mix of incentive compensation.

Analysis

Key Analytic Tools

The HR Committee uses specific analytic tools and business judgment to form recommendations and decisions regarding executive compensation matters. To facilitate the HR Committee’s decision-making process for FY 2017, the HR Committee’s independent executive compensation adviser, a partner at Meridian Compensation Partners, LLC (“Meridian” or the “adviser”), prepared an executive compensation market study, compensation tally sheets for each executive, pay and performance comparisons, an incentives risk evaluation and information on executive compensation trends. These materials were delivered to the HR Committee members in advance of HR Committee meetings and were the subject of discussion between HR Committee members and the adviser.

WGL Holdings, Inc.
Washington Gas Light Company
Part III

In addition, the HR Committee received and considered comprehensive reports from management on corporate and individual executive performance. Corporate performance was discussed with the HR Committee at the time that our financial results for FY 2017 were being released to the public. The HR Committee considered our corporate performance as measured by our reported financial results for FY 2017 and by the corporate scorecard for FY 2017.

Prior to the beginning of the fiscal year, the HR Committee approved specific weightings for each corporate scorecard goal as a means to evaluate corporate performance. There were 13 items on the corporate scorecard for FY 2017. Details regarding the targets and results for our corporate scorecard are reported elsewhere in this CD&A.

Individual performance of our Named Executive Officers is measured each year by the HR Committee and our management. Several specific individual performance factors, described elsewhere in this Form 10-K were considered by the HR Committee. The HR Committee members also have direct knowledge of the performance of several of the executives through regular and special reports by these executives to the Board and Board committees. Our Chairman and CEO discusses the performance of our other executives in detail with the HR Committee.

Human Resources Committee Decisions

The HR Committee sets the compensation for the Chief Executive Officer and makes compensation recommendations to the full Board for the other Named Executive Officers and certain other senior executives. The following describes the basis on which the HR Committee made decisions and recommendations for FY 2017.

Market Data and Total Compensation Peer Groups

Our philosophy is to provide pay opportunities for each component of pay and for total compensation at the size-adjusted 50th percentile of the utilities market. During FY 2016, in support of compensation decisions for FY 2017, the adviser collected and analyzed comprehensive market data on base salary, short and long-term incentives, and the sum of those components. The adviser separately analyzed the market competitiveness of our executive retirement benefits and the prevalence of perquisites.

To develop market information for our executive officers, including the Named Executive Officers, the adviser determined compensation opportunities for comparable positions at comparable companies of comparable revenue size, using statistical techniques to adjust the market data to be appropriate for our particular revenue size. The adviser used all relevant available data for comparable positions in the total compensation peer group. The relative market capitalizations of WGL and our peers do not impact the development of the market benchmarks, given that the adviser uses regression analysis based on revenues to size-adjust the data. The elements of pay were benchmarked both individually and in total to the same peer companies.

The total compensation peer group used in the market study that supported our FY 2017 pay decisions is shown below. The list is subject to change each year depending on the availability of the companies’ data through the Aon Hewitt Total Compensation Measurement database (used by the adviser for FY 2017), and the continued appropriateness of the companies. All companies were chosen because they are utility companies in a size range reasonably near WGL.

The total compensation peer group is not the same as the long-term incentive peer group described on page 196. The total compensation peer group is intended to benchmark the market compensation for executives in comparable positions and is constrained by the availability of data in the compensation database used. In contrast, the long-term incentive peer group is selected to benchmark share performance as measured by TSR for comparable investment opportunities and is not constrained by database participation.

WGL Holdings, Inc.
Washington Gas Light Company
Part III

FY 2017 TOTAL COMPENSATION PEER GROUP

AGL Resources Inc.	NiSource Inc.	Pinnacle West Capital Corporation
ALLETE, Inc.	MGE Energy, Inc.	PNM Resources, Inc.
Alliant Energy Corporation	New Jersey Resources Corporation	SCANA Corporation
Ameren Corporation	Northwest Natural Gas Company	South Jersey Industries, Inc.
Atmos Energy Corporation	Northwestern Corporation	Southwest Gas Corporation
Black Hills Corporation	OGE Energy Corporation	Spire Inc. (formerly Laclede Group Inc.)
Cleco Corporation	Pepco Holdings, Inc	WEC Energy Group
Chesapeake Utilities Corporation	One Gas, Inc.	Vectren Corporation
Eversource Energy	Piedmont Natural Gas Company, Inc.

A few companies that are larger than WGL are included in the total compensation peer group in order to ensure a sufficient data sample. As noted above, we size-adjusted the results to be appropriate to WGL’s revenues size. As illustrated in the chart below, a 50th percentile “line of best fit” was drawn through the data, and the compensation level on the line that corresponded to our revenues size was treated as the “market” for purposes of setting compensation.

ILLUSTRATIVE REGRESSION ANALYSIS: CEO TARGET TOTAL CASH COMPENSATION FOR FY 2017

The graph below exhibits the determination of the size-adjusted 50th percentile, or “market,” total cash compensation (corresponding to base salary plus target STI compensation) for the Chief Executive Officer position for FY 2017 compensation based on compensation data from the total compensation peer group:

WGL Holdings, Inc.
Washington Gas Light Company
Part III

Market Value
Regression
CEO Target Total Cash Compensation ($Millions)
$4
$3
$2
$1
$0
"Market" Target
$0
$1
$2
$3
$4
$5
$6
$7
$8
$9
WGL Holdings Sales
Annual Sales ($Billions)

Market Percentile for Target Pay and Pay Changes for FY 2017

Target pay levels of the Named Executive Officers and our other executive officers in FY 2017 and in prior years were set at a level approximately equal to the size-adjusted 50th percentile of the utility market for officers of similar experience and responsibility. The HR Committee utilized comprehensive executive compensation data provided by its adviser to determine these market levels, which were then used to establish compensation levels for all of our officers. This approach places base salaries at overall market rates for base pay, and creates the opportunity for each officer to achieve, exceed or fall short of total target compensation through incentive pay. This continuing practice is designed to provide an incentive to achieve higher levels of performance by the officers. We believe this practice also aligns the interests of the officers of WGL and Washington Gas with the interests of shareholders, customers and the communities in which our businesses operate.

The market data demonstrated a higher level of base pay and incentive opportunities for the Chairman and CEO position as compared to other executive officers. Therefore, the HR Committee granted Mr. McCallister higher levels of target pay than other officers.

Mr. McCallister, our Chairman and CEO, made specific recommendations for FY 2017 salary adjustments for all officers except himself, considering the data provided by the HR Committee’s adviser on industry compensation levels, the scope of each Named Executive Officer’s role, and the Named Executive Officer’s sustained individual performance, results and time in position. These recommendations were presented to the HR Committee for discussion and recommendation to the Board at the September 27, 2016 HR Committee meeting and were effective October 1, 2016.

The HR Committee met with its adviser in executive session at that meeting to consider Mr. McCallister’s base salary and target incentives for FY 2017, which it has sole authority to approve. In September 2016, the HR Committee increased
Mr. McCallister’s base salary by 1.8%.

FY 2017 target pay opportunities for all executive officers were established based on considerations of market data and internal pay equity - that is, the relationship between target award opportunities of the Named Executive Officers and those of other

WGL Holdings, Inc.
Washington Gas Light Company
Part III

officers at the same level in WGL. For all Named Executive Officers, above-market retirement benefits served to decrease the LTI grants made, in order to be at or below market for all compensation elements.

The base salary that was paid to each Named Executive Officer for FY 2017 is the amount reported for such officer in column (c) of the Summary Compensation Table that appears later in this Form 10-K. STI target opportunities and the target payout for performance units under the LTI program are reflected in column (d) of the Grants of Plan-Based Awards Table that appears later in this Form 10-K, and target payouts for performance shares under the LTI program (denominated in the number of shares to be issued) are reflected in column (g) of the Grants of Plan-Based Awards Table.

Short-Term Incentive Compensation

Purpose of Short-Term Incentives

The STI program is designed to reward the level of performance of officers of WGL and its subsidiaries. We choose to pay it to encourage higher annual corporate and individual performance.

Short-Term Incentive Awards

The FY 2017 STI program set target percentages of base salary that could be earned for the achievement of corporate and individual performance goals. Payouts could be higher or lower than target depending on FY 2017 corporate and individual performance, ranging from 0% to 150% of target per the scale below.

Item	Corporate	Individual	Total
Weighting	75%	25%	100%
Corporate or Individual Factor, as applicable	maximum 1.5	maximum 1.5	0
Individual Factor applied again to the corporate portion	maximum 1.0	0	0
Maximum payout as % of target	112.5%	37.5%	150%

The amounts listed in columns (c), (d) and (e) of the “Grants of Plan-Based Awards” table in this Form 10-K show the potential range of STI cash awards for FY 2017 for each Named Executive Officer. At its September 27, 2016 meeting, the HR Committee set FY 2017 target STI award opportunities for each Named Executive Officer at or near the size-adjusted 50th percentile of the market data provided by the HR Committee’s adviser. It also approved FY 2017 performance goals and targets that governed payout under the plan.

FY 2017 Corporate Performance

The corporate performance goals making up our FY 2017 corporate scorecard recognize that shareholders in a regulated utility achieve their investing objectives when customers are well-served through reliable, efficient operations. WGL’s FY 2017 performance goals included multiple metrics in eight corporate performance categories related to: rewarding investors, safe delivery, customer value, performance improvement, supplier diversity, sustainability, employer of choice and reliable supply. As noted above, for FY 2017, the HR Committee approved a formulaic calculation for the Corporate Factor, involving the assignment of specific weightings for each corporate scorecard goal. Under this methodology, each scorecard goal is assigned a specific percentage weighting, which collectively total 100%. An indicative corporate factor is then determined as follows (using straight line interpolation between the values indicated):

Percent Met or Exceeded (by weighting)	Indicative Corporate Factor
At least 95%	1.5
70%	1.0
50%	0.6
Less than 50%	—

In most cases, the indicative corporate factor will be the Corporate Factor. However, the HR Committee retains discretion to reduce the Corporate Factor (including to set the Corporate Factor at zero) as it deems appropriate. The HR Committee might exercise this negative discretion, for example, if WGL’s financial performance for the fiscal year was significantly below expectations or if WGL’s performance was otherwise substantially below expectations in a way that was not adequately reflected by the application of this methodology.

WGL Holdings, Inc.
Washington Gas Light Company
Part III

At the time that the FY 2016 scorecard results were calculated, WGL was credited with having achieved its non-utility earnings goal for the year on the basis of non-GAAP operating earnings.  However, during FY 2017, WGL recast its FY 2016 non-GAAP operating earnings, which would have resulted in WGL not achieving its non-utility earnings scorecard goal for FY 2016.  Thus, for individuals who received STI awards for FY 2016, the HR Committee recommended, and the Board approved, a reduction in the indicated 2017 STI awards for such individuals (including the Named Executive Officers) in an amount equal to the portion of each individual’s 2016 STI award that was associated with the achievement of the non-utility adjusted EBIT target for 2016 (approximately $281,000 in the aggregate for the Named Executive Officers).

The corporate scorecard goals measure the results of short-term activities that drive the long-term strategic objectives of WGL. The performance targets are intended to challenge WGL and its executive officers to achieve significant accomplishments in each of these areas. Set forth below are the FY 2017 performance goals and a brief discussion of the relationship between each goal and shareholder interests.

Reward Investors. This category includes a goal for utility return on equity (“ROE”) and a goal for non-utility earnings. Our utility ROE performance goal measures the ability of our natural gas utility business to earn the weighted average ROE allowed by our three regulatory commissions in the District of Columbia, Maryland and Virginia. Non-utility earnings is a measure of the ability of WGL to deliver earnings against our goals through non-utility activities.

Safe Delivery. This category includes an Employee Work Safety goal and a System Safety/Pipeline Integrity goal. The safe delivery of natural gas is fundamental to our business, is an essential foundation for sustainable success, and reflects our safety culture. Low employee injury rates reduce our costs due to injury (medical, worker’s compensation and costs associated with backfilling vacancies) and increases our employees’ availability for work. In addition, lower injury levels improve overall health and well-being, bolstering employee morale and retention. Our focus on system safety and pipeline integrity measures enables us to maximize the return on our system investments by limiting costly emergency repairs and remediation, ensuring the system’s ability to serve existing customers reliably and meet the demands of meter growth, achieving favorable regulatory treatment, limiting liability and helping to ensure that investments in our pipeline, such as investments in our accelerated pipe replacement programs, are eligible for regulatory cost recovery.

Customer Value. This category includes a customer satisfaction goal, a utility customer revenue growth goal and a service level achievement of key contracts goal. Customer satisfaction, based on surveys of customers who have interacted with us during the year, is a key measure of our success in delivering core services to our customers, and is critical to achieving positive regulatory treatment and growing our customer base. Our utility customer revenue growth goal focuses management on one of the principal drivers of revenue opportunity for our natural gas utility business. Our service level achievement of key contracts measures service provider performance against established metrics and reflects WGL’s management of those providers.

O&M per Customer. This metric measures the level of our operation and maintenance cost (“O&M”) per customer. Managing our O&M per customer helps to ensure the efficiency of our operations as we maintain and grow the number of active customer meters.

Supplier Diversity. We have set significant goals to increase our spending with diverse-owned businesses. By supporting expanded opportunities for minority and woman-owned businesses, we increase competition and vendor options in the marketplace, which benefits WGL and the communities that we serve. These goals are consistent with commitments we have made to our regulators and demonstrate our continued commitment to promoting diversity.

Sustainability. This metric tracks our pipeline replacement spending, our focus on LEED Gold certifications for our Northwest Station and Tyson's offices, the reduction in our fleet emissions and creating a culture and corporate processes that support their achievement. We believe this goal demonstrates our commitment to being a leading provider of clean energy solutions to our customers and reinforces our WGL Energy Answers brand position.

Employer of Choice. This category includes an employee engagement goal and a community involvement goal. We believe a high level of employee engagement improves employee performance, morale and retention, which lead to higher levels of customer satisfaction and, ultimately, to financial success. Our community involvement goal helps to ensure that our employees are connected to the communities they serve and improves customer relationships and loyalty.

Reliable Supply. The percentage of our customers who experience no unplanned interruptions in service is a key performance metric for our utility operations. Low outage levels are fundamental to our business, and are essential to high customer satisfaction, favorable regulatory treatment and our ability to grow and create new revenue opportunities.

CORPORATE SCORECARD RESULTS IN FY 2017

WGL Holdings, Inc.
Washington Gas Light Company
Part III

The table below sets forth WGL’s performance against our performance goals, and indicates the relative weightings used to determine the Corporate Factor for FY 2017.

	Corporate Goals	FY 2017 Target	FY 2017 Results	Met or Exceeded?	Weighting
1.	Reward Investors(1)
	Utility ROE	Greater than or equal to the allowed utility ROE of 9.46%	9.48%	Yes	10%
	Non-Utility Earnings	Greater than or equal to 100% of targeted non-utility earnings	92.0%	No	10%
2.	Safe Delivery
	Employee Work Safety	Less than or equal to a DART(2) rate of 0.90	1.30	No	10%
	System Safety/Pipeline Integrity	Greater than or equal to 100%	107.2%	Yes	10%
3.	Customer Value
	Customer Satisfaction	Greater than or equal to 84%	85.3%	Yes	10%
	Utility Customer Revenue Growth	Greater than or equal to $10.0 million	$10.01 million	Yes	6.25%
	Service Level Achievement of Key Contracts	Greater than or equal to 90%	94.1%	Yes	6.25%
4.	O & M Per Customer	Less than or equal $287	$285	Yes	6.25%
5.	Supplier Diversity	Greater than or equal to 25%	25.7%	Yes	6.25%
6.	Sustainability	Greater than or equal to 90%	96.3%	Yes	6.25%
7.	Employer of Choice
	Employee engagement	Favorable score of at least 72% (the national norm) on Organizational Effectiveness survey	82.0%	Yes	6.25%
	Community involvement	Greater than or equal to 11,500 hours of community service by WGL employees and family	12,552	Yes	6.25%
8.	Reliable Supply
	System Reliability	Percentage of customers who experience no unplanned service interruptions of at least 99.7%	99.71%	Yes	6.25%
	Goals Met or Exceeded			11 out of 13	80.00%
(1)Utility ROE is calculated by dividing net income of our utility segment, adjusted for after-tax non-GAAP adjustments, by the average common equity for the fiscal year, also adjusted for after-tax non-GAAP adjustments. Non-utility earnings is equal to the adjusted EBIT of our non-utility operating segments, which is defined as net income before interest and taxes, less amounts attributable to non-controlling interest, adjusted for non-GAAP adjustments. For a discussion of our non-GAAP adjustments, see Appendix A.

(2)DART” refers to Days Away/Restricted or Job Transfer.

For FY 2017, 11 of 13 scorecard goal targets, constituting 80.00% by weighting, were met or exceeded, resulting in an indicative corporate factor of 1.2. Based on these results, on November 14, 2017, Mr. McCallister recommended, and the HR Committee approved, a Corporate Factor of 1.2 for FY 2017. As mentioned above, for individuals who received STI awards for FY 2016, the HR Committee recommended, and the Board approved, a reduction in the indicated 2017 STI awards for such individuals (including the Named Executive Officers) in an amount equal to the portion of each individual’s 2016 STI award that was associated with the achievement of the non-utility adjusted EBIT target for 2016 (approximately $281,000 in the aggregate for the Named Executive Officers).

FY 2017 Individual Performance

Named Executive Officers had individual goals for FY 2017 which encompassed:

•	their contributions to meeting established corporate and departmental goals;

•	managing resources within established departmental budgets; and

•	effectiveness in areas of leadership, planning and teamwork.

WGL Holdings, Inc.
Washington Gas Light Company
Part III

After a comprehensive performance appraisal of each Named Executive Officer and a review of their individual achievements, contributions to the corporate scorecard results and personal effectiveness in leading their respective areas of responsibility, Mr. McCallister recommended an Individual Factor specific to each Named Executive Officer except for himself. The HR Committee discussed and approved the Individual Factors recommended by the CEO for these Named Executive Officers.

In executive session, the HR Committee developed an Individual Factor of 1.5 for Mr. McCallister. The other Named Executive Officers received the following Individual Factors: Chapman: 1.3, Ammann: 1.4, Gutermuth: 1.5, and Thornton: 1.1.

Mr. McCallister’s Individual Factor reflects the achievement of 11 of 13 goals on the corporate scorecard, including the achievement of our utility financial targets, investments in system safety and pipeline integrity, meeting system reliability goals, high employee engagement scores and outstanding community involvement, excellent results in diversity spending, investment in pipeline, facilities, and auto emissions reduction, positive performance on contract service level achievements, and improved customer satisfaction. His individual factor also reflects our continued execution of our 7% to 10% operating earnings per share growth plan and the achievement of an effective control environment. This factor reflects significant business developments including the successful launch of our Project VISION customer information system, the growth of our distributed generation business through tax equity partnerships and FERC approval for both the Central Penn and Mountain Valley pipelines, with the Central Penn pipeline beginning construction. Under Mr. McCallister’s leadership, WGL continued to strengthen its leadership team through WGL’s reorganized business development function. Mr. McCallister also oversaw the development of a stronger risk management program during FY 2017. In addition, Mr. McCallister continued to demonstrate industry and community leadership, including serving as the Chair of each of the Greater Washington Board of Trade and the Gas Technology Institute, and an active member of the Boards of the American Gas Association and other civic organizations. With respect to corporate performance, Mr. McCallister led WGL in achieving the other accomplishments listed under the heading “FY 2017 Financial and Operating Highlights” section of this CD&A.  Finally, in addition to his exceptional leadership of WGL’s on-going business, Mr. McCallister has done so while providing outstanding leadership during the Merger including, but not limited, to his direct involvement and guidance in state and regulatory filings, witness preparation and testimony in both depositions and state regulatory commissions hearings.

FY 2017 Target Opportunities

Target FY 2017 STI award opportunities were determined primarily by considering the market compensation data discussed above, and secondarily by considering internal pay equity. The amounts listed in columns (c), (d) and (e) of the Grants of Plan-Based Awards Table following this CD&A represent the potential range of STI awards for FY 2017 and are based on a percentage of each Named Executive Officer’s base salary at October 1, 2016, as follows:

FY 2017 SHORT-TERM INCENTIVE TARGET OPPORTUNITY

Named Executive Officer	Target Short-Term Incentive Compensation as Percent of Base Salary
McCallister	90%
Ammann	60%
Chapman	75%
Gutermuth	60%
Thornton	55%

For tax purposes, the HR Committee set a limitation on FY 2017 STI payouts for Messrs. McCallister and Chapman of 0.79% and 0.43% of FY 2017 net income, respectively. The HR Committee then used negative discretion as provided under Section 162(m) of the Internal Revenue Code to arrive at actual, lower FY 2017 payouts based on our performance for the year.

The amounts of STI awards relating to FY 2017 will be paid in December 2017 and are set forth under column (g) of the Summary Compensation Table in this Form 10-K, entitled Non-Equity Incentive Plan Compensation. The amounts of such STI awards for the Named Executive Officers range from 102.8% to 115.3% of target.

Clawback Policy - Forfeiture and Recoupment of Short-Term Incentives

WGL Holdings, Inc.
Washington Gas Light Company
Part III

We have a Forfeiture and Recoupment Policy to recoup short-term incentive awards paid to certain officers of WGL and its subsidiaries, including the Named Executive Officers, under certain circumstances. Pursuant to this policy, the Board, upon the recommendation of the HR Committee, may direct that all or a portion of any STI payout made to these officers be recovered if such payout was based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria.

The HR Committee will determine whether such recovery will be effectuated by: (i) seeking repayment from the officer, (ii) reducing the amount that would otherwise be payable to the officer under any compensatory plan, program or arrangement maintained by WGL, (iii) withholding payment of future increases in compensation (including the payment of any discretionary bonus amount) or grants of compensatory awards that would otherwise have been made in accordance with WGL’s otherwise applicable compensation practices, or (iv) any combination of the foregoing. In each instance in which the potential for recovery of STI exists, WGL will not seek recovery after a period of 24 months following the first public issuance or filing with the SEC (whichever occurs first) of a financial report containing the materially inaccurate statement or reporting the achievement of the performance metric that is later deemed to have been materially inaccurate.

Long-Term Incentive Compensation

Purpose of Long-Term Incentive Awards

The LTI program is designed to reward our senior executives for our performance for shareholders, as measured by (i) performance of an investment in our common stock relative to comparable investments in other utilities, (ii) the extent to which our consolidated business, including our non-utility businesses, earns a return that equals or exceeds the utility’s earnings opportunity and (iii) achieving earnings sufficient to cover our dividends. For FY 2017, we granted performance shares and performance units in a 50%-50% ratio. We choose to provide long-term incentive opportunities to achieve the following goals:

Align executives’ interests with shareholder interests. One-half of the performance shares and performance units granted in FY 2017 are dependent on WGL common stock performance - including stock price appreciation and dividends - compared to peer companies. The remaining performance units granted in FY 2017 will vest on the basis of our return on equity compared to the weighted average return on equity authorized by Washington Gas’ three commissions, and the remaining performance shares depend on our achieving earnings per share that exceed the amount of dividends per share declared on our common stock during the performance period.

In addition, the value of performance share awards rise and fall in value with the price of our common stock during the performance period. In addition, their value will, on average, rise based on the amount of dividends we pay, as performance shares will be deemed to earn dividends (to the extent that the performance shares ultimately vest), with the amount of such dividends being paid in cash.

Match market practice. Our plan design for FY 2017 is typical of the plan designs of the regulated utility companies in our total compensation peer group.

Promote common stock ownership. Payout of earned performance share awards is made in common stock.

Encourage retention. Vesting provisions in the performance share and performance unit programs provide an incentive for executives to stay with us and to focus on the long-term interests of WGL, its shareholders and customers.

Award Size Determinations

The target values of the LTI awards for Named Executive Officers issued at the beginning of FY 2017 (for the FY 2017-2019 performance period) were determined by the HR Committee based on the size-adjusted 50th percentile of the market data for total target compensation provided by its adviser, taking into consideration the aggregate amount of base salary, STI awards and the value of retirement benefits, and considering internal pay equity. To arrive at the actual award size for performance shares and performance units, we divided the executive officer’s target value applicable to performance shares and performance units (for each, 50% of the total LTI award) by the value of one performance share or performance unit, as appropriate, on the date of grant. The value of a performance share was equal to the closing price of a share of common stock of WGL on the last day of the prior fiscal year ($62.70 for FY 2017 grants) and the value of a performance unit was $1.

Performance Share and Performance Unit Awards

Performance share awards are denominated and are paid out in shares of WGL common stock. Performance unit awards are denominated in dollars and are paid out in cash.

WGL Holdings, Inc.
Washington Gas Light Company
Part III

Performance shares and performance units granted in FY 2017 will be paid out at the end of the performance period if certain long-term performance criteria are achieved and the Named Executive Officer remains an employee. In the event of the Named Executive Officer’s retirement during the performance period, awards will be prorated based on the number of months worked in the performance period. If the Named Executive Officer leaves WGL before the performance period has ended for any other reason, he or she will forfeit any payouts for the performance period. Upon death or disability, however, the HR Committee has discretion to prorate awards based on the number of months worked in the performance period.

TSR Performance Shares and Performance Units. The measure of performance for one-half of the value of LTI grants for FY 2017 (split evenly between performance shares and performance units) is TSR relative to the long-term incentive peer group for the performance period. TSR is calculated as follows:

Total Shareholder Return =	Change in stock price + dividend paid
Beginning stock price

Return on Equity (ROE) Performance Units. One-quarter of the value of LTI grants for FY 2017 was issued in the form of performance units for which the measure of performance is our return on equity (ROE) ratio. ROE ratio is calculated as follows:

ROE Ratio =	Average consolidated non-GAAP ROE
Weighted average utility authorized ROE

Average consolidated non-GAAP ROE is the average of actual consolidated non-GAAP ROE for the three fiscal years in the performance period. Consolidated non-GAAP ROE for each fiscal year is calculated as non-GAAP operating earnings divided by average non-GAAP equity. Average non-GAAP equity for any fiscal year is equal to the average of common equity at the end of that year and at the end of the prior year, in each case, as adjusted for after-tax non-GAAP adjustments. The weighted average utility authorized ROE is the weighted average ROE allowed by Washington Gas’ three regulatory commissions in the District of Columbia, Maryland and Virginia.

Dividend Coverage Performance Shares. One-quarter of the value of LTI grants for FY 2017 was issued in the form of performance shares for which the measure of performance is whether our non-GAAP operating earnings per share on a diluted basis for the performance period exceed dividends per share of common stock declared during the period. Non-GAAP operating earnings per share is equal to non-GAAP operating earnings divided by the weighted average number of shares of common stock outstanding during the performance period.

Performance shares and performance units were and are our only form of long-term incentive award; no grants are made containing time-based vesting.

TSR Performance Shares and Units

Performance/Payout Relationship

The table below shows the performance and payout scale for TSR performance share and performance unit grants made to the Named Executive Officers on October 1, 2016.

Performance in TSR vs. Peers	Payout of Performance Shares or Performance Units (% of Target Awarded)
90th percentile+	200%
70th percentile	150%
50th percentile	100%
25th percentile	50%
Less than 25th percentile	-%

Generally, the percentile rank will not fall directly on one of the ranks listed in the left column. When this occurs, performance is interpolated between the percentiles listed in the columns on a straight-line basis. In order to smooth end-of-period volatility,

WGL Holdings, Inc.
Washington Gas Light Company
Part III

WGL’s relative cumulative TSR is calculated at the end of each fiscal quarter of the third year of the performance period. The hypothetical payouts from these four TSR calculations are averaged to determine the final payout amount.

Long-Term Incentive Peer Group Selection

The HR Committee chose companies to include in the long-term incentive peer group based on the following criteria:

•	Classification as an energy related company under the Standard Industrialization Classification codes;

•	Public equity ownership and headquarters in the United States;

•	Annual net revenues greater than $175 million;

•	At least 70% of assets related to U.S. natural gas distribution;

•	No significant exploration and production or electric generation assets;

•	No significant energy trading operations;

•	An investment grade credit rating by Standard & Poor’s and Moody’s; and

•	No announced merger plans.

Companies that meet most, but not all, of the above criteria were considered and included in the long-term incentive peer group if deemed to be comparable based on other market indicators.
The long-term incentive peer group is not the same as the total compensation peer group discussed on page 189. The total compensation peer group is intended to benchmark market compensation for executives in comparable positions and is constrained by the availability of data in the compensation database used. In contrast, the long-term incentive peer group is selected to benchmark share performance as measured by TSR for comparable investment opportunities and is not constrained by database participation.

Long-Term Incentive Peer Groups

The payout of TSR performance shares and performance units, which constitute 50% of the LTI grants in FY 2017 and FY 2016 and 100% of the LTI grants made in FY 2015, will be based on our TSR performance during the FY 2017-2019, FY 2016-2018 and FY 2015-2017 performance periods, respectively, compared to our long-term incentive peer groups for each grant year.

The chart below reflects the peer companies that were included in the long-term incentive peer groups for the performance periods indicated, as approved by the HR Committee. The FY 2017-2019 peer companies listed below were approved at the HR Committee’s September 27, 2016 meeting based on the criteria described under the heading, “Long-Term Incentive Peer Group Selection.”

LONG-TERM INCENTIVE PEER GROUP COMPANIES FOR FY 2015, FY 2016 AND FY 2017 GRANTS

Long-Term Incentive	Performance Period
Peer Group Companies	FY 2015-2017	FY 2016-2018	FY 2017-2019
AGL Resources Inc.	•	•
Atmos Energy Corp.	•	•	•
Avista Corporation			•
Black Hills Corp			•
CenterPoint Energy Inc.	•	•	•
Chesapeake Utilities Corp.	•	•	•
Consolidated Edison, Inc.	•	•	•
Eversource Energy (formerly Northeast Utilities)	•	•	•

WGL Holdings, Inc.
Washington Gas Light Company
Part III

Integrys Energy Group, Inc.	•
MGE Energy Inc.	•	•	•
New Jersey Resources	•	•	•
NiSource Inc.			•
Northwest Natural Gas Co.	•	•	•
Northwestern Corp.	•	•	•
One Gas Inc.		•	•
Pepco Holdings, Inc.	•
Piedmont Natural Gas Co.	•	•
South Jersey Industries	•	•	•
Southwest Gas Corp.	•	•	•
Spire Inc. (formerly Laclede Group Inc.)	•	•	•
TECO Energy		•
UIL Holdings Corp.	•	•
Unitil Corporation			•
Vectren Corporation	•	•	•
WEC Energy Group			•

Return on Equity Performance Units - Performance/Payout Relationship

The table below shows the performance and payout scale for ROE performance unit grants made to the Named Executive Officers on October 1, 2016.

ROE Ratio	Payout of Performance Units (% of Target Awarded)
120% or greater	200%
110%	150%
100%	100%
90%	50%
Less than 90%	-%

Generally, the percentile rank will not fall directly on one of the ranks listed in the left column. When this occurs, performance is interpolated between the percents listed in the columns on a straight-line basis.

Dividend Coverage Performance Shares - Performance/Payout Relationship

Dividend coverage performance share grants made to the Named Executive Officers on each of October 1, 2015 and 2016 will pay out at 100% of target if our non-GAAP operating earnings per share on a diluted basis for the performance period exceed dividends per share of common stock declared during the period; otherwise the dividend coverage performance shares will pay out at 0%.

Realized Long-Term Incentive Payouts

Compensation granted to the Named Executive Officers and reported in the “stock awards” column of the Summary Compensation Table on page 205 represents a long-term incentive for future performance, not current cash compensation. This LTI payout will not actually be received by the Named Executive Officers for three years, may not pay out at the target level shown, and remains at risk of not being earned or of being forfeited due to termination of employment. While the amounts shown in the “stock awards” column of the Summary Compensation Table reflect the grant date fair value of equity awards received by a Named Executive Officer, they do not reflect how WGL’s performance over the three-year vesting period will impact the actual payout. The individual may be compensated considerably more or less based on WGL’s TSR compared to the long-term incentive peer group and, for LTI grants made in FY 2016 or later, WGL’s ROE ratio and WGL’s operating earnings per share compared to dividends declared.

Historical Long-Term Incentive Payouts

Performance share and performance unit grants made in FY 2015 vested and were paid out in October 2017 based on our TSR performance during the FY 2015-2017 performance period compared to our long-term incentive peer group. WGL’s TSR

WGL Holdings, Inc.
Washington Gas Light Company
Part III

percentile rankings among our long-term incentive peer group through the end of the last four fiscal quarters of the performance period, and the respective hypothetical payout percentages, were as follows:

LTI PERFORMANCE AND PAYOUT CALCULATION FOR FY 2015-2017 PERFORMANCE PERIOD

Period Oct. 1, 2014 through:	TSR Percentile Among Peer Group	Hypothetical Payout Percentage (Percentage of target)
December 31, 2016	100.00%	200.00%
March 31, 2017	100.00%	200.00%
June 30, 2017	100.00%	200.00%
September 30, 2017	93.33%	200.00%

This performance translated into a payout percentage for performance share and performance unit grants at 200.00% of target.

The tables below outline the aggregate realized LTI earned payouts for the performance periods ended September 30 of each of the last six fiscal years in contrast to the target long-term award values for the same periods. The tables illustrate the pay for performance nature of our long-term incentive program.

LTI PAYOUTS COMPARED TO AGGREGATE TARGET AWARD VALUE FOR YEARS ENDED SEPTEMBER 30, 2012 - 2017

	Actual TSR Performance		Payout % of Target
LTI vested 9/30/12	22nd Percentile		0.0%
LTI vested 9/30/13	34th Percentile		61.0%
LTI vested 9/30/14	24th Percentile		0.0%
LTI vested 9/30/15	76th Percentile		166.2%
LTI vested 9/30/16	78th Percentile	(1)	170.9%
LTI vested 9/30/17	98th Percentile	(1)	200.0%

(1)Average of percentile rankings from the beginning of the performance period through the last day of each of the four fiscal quarters in the last year of the performance period.

	McCallister		Ammann		Chapman		Gutermuth(1)		Thornton(1)
LTI Vesting Date	Target Award Value(2)	Total Value Delivered(3)	Target Award Value(2)	Total Value Delivered(3)	Target Award Value(2)	Total Value Delivered(3)	Target Award Value(2)	Total Value Delivered(3)	Target Award Value(2)	Total Value Delivered(3)
9/30/2012	$1,087,012	$—	$450,000	$—	$525,974	$—	$—	$—	$—	$—
9/30/2013	$1,372,728	$891,994	$473,376	$307,618	$640,910	$416,460	$—	$—	$—	$—
9/30/2014	$1,706,480	$—	$540,025	$—	$898,348	$—	$—	$—	$315,121	$—
9/30/2015	$1,770,038	$3,578,394	$559,796	$1,131,741	$944,020	$1,908,469	$—	$—	$373,092	$754,271
9/30/2016	$1,801,783	$3,799,850	$572,729	$1,207,865	$963,964	$2,032,939	$270,269	$569,965	$393,804	$724,897
9/30/2017	$1,859,675	$5,577,266	$593,227	$1,779,109	$994,811	$2,983,468	$416,561	$1,249,294	$416,561	$1,249,294
TOTAL	$9,597,716	$13,847,504	$3,189,153	$4,426,333	$4,968,027	$7,341,336	$686,830	$1,819,259	$1,498,578	$2,728,462

WGL Holdings, Inc.
Washington Gas Light Company
Part III

(1)Ms. Gutermuth was not a named executive officer prior to FY 2016. Ms. Thornton joined WGL in 2011 and, consequently, did not have any long-term incentive awards that were scheduled to vest before September 30, 2014.

(2)Target award value represents the sum of the target value of performance shares and the target value of performance units vested on the applicable date. The target value of performance units is $1 per performance unit, and the target value of performance shares is the closing stock price of WGL common stock on the day preceding the date of grant (which is the last trading day of the fiscal year preceding the date of grant), in each case, times the target number of performance units or performance shares granted. Target award values are not the same as the grant date fair values of the equity awards (calculated in accordance with FASB ASC Topic 718), which are reflected in the Summary Compensation Table on page 205 (for grants made at the beginning of FY 2017, FY 2016 and FY 2015). Equity awards reflected above were granted at the beginning of the fiscal years ended September 30, 2010, 2011, 2012, 2013, 2014 and 2015.

(3)Realized LTI payout (or “total value delivered”) means the cash value of earned performance units and the share value of earned performance shares on the date of vesting.

FY2017 Bonus Award

In order to recognize the exceptional efforts and performance related to work on the Merger during FY2017, the HR Committee recommended, and the Board approved, a cash bonus award to employees eligible to receive an STI award in 2017 in an amount not to exceed $1 million in the aggregate for all eligible employees.  In making this award, the Board took into account that the significant efforts related to the Merger were not reflected in the corporate scorecard metrics established prior to the beginning of FY17 because the Merger was not contemplated at such time and Merger talks had not begun.

FY2018 LTI Grants

In light of the pending AltaGas merger, grants made on October 1, 2017 were in the following form:

•	25% Dividend Coverage Shares

•	25% ROE Ratio Shares

•	50% ROE Ratio Units

This mix preserves the performance-based nature of the program and its economic value, while recognizing that TSR between grant date and merger close date is not an important measure of performance.

Retirement Benefits

Retirement benefits are designed to reward continued service. We choose to offer them to provide post-employment security to our employees and because they are an essential part of a total compensation package that is competitive with those offered by other companies, particularly other gas and electric utilities.

We provide retirement benefits to the Named Executive Officers under the terms of qualified and non-qualified defined-benefit and defined-contribution retirement plans. Retirement benefit programs applicable to the Named Executive Officers are:

•
tax-qualified employee benefit plans that are available to our employees, including the Washington Gas Light Company Savings Plan (which we refer to, together with the Washington Gas Light Company Capital Appreciation Plan/ Union Employees’ Savings Plan, as the “401(k) Plans”), and the Washington Gas Light Company Employees’ Pension Plan (the “Pension Plan”);

•	the defined benefit Washington Gas Light Company Supplemental Executive Retirement Plan (“DB SERP”);

•	the Washington Gas Light Company Defined Contribution Supplemental Executive Retirement Plan (“DC SERP”);

•	the Washington Gas Light Company Defined Contribution Restoration Plan (the “Defined Contribution Restoration Plan” or “DC Restoration Plan”); and

•	the Washington Gas Light Company Defined Benefit Restoration Plan (the “Defined Benefit Restoration Plan” or “DB Restoration Plan”).

The 401(k) Plans are tax-qualified retirement plans in which the Named Executive Officers participate on the same terms as our other participating employees.

The Pension Plan is a tax-qualified, non-contributory pension plan covering active employees (including certain executive officers) and vested former employees of Washington Gas and certain affiliates hired before July 1, 2009. Effective July 1, 2009,

WGL Holdings, Inc.
Washington Gas Light Company
Part III

the Pension Plan was closed to new management employee entrants. Each of the Named Executive Officers, except for Ms. Thornton, participates in the Pension Plan.

The DB SERP is a defined benefit plan that allows accrual of a higher benefit than the qualified plan, but vests this benefit more slowly. This plan was intended to allow us to: (i) attract mid-career executive hires by replacing foregone pension benefits at former employers, and (ii) be competitive with pensions provided to executives at peer companies, aiding in the retention of our executive officers. The DB SERP was closed to new participants on December 31, 2009.

On December 18, 2009, the DC SERP was adopted. Employees hired or promoted after December 31, 2009 are eligible to participate in the DC SERP. Employees who were executives on December 31, 2009 had the option either to remain in the DB SERP or to join the DC SERP. Closing the DB SERP to new participants and creating the DC SERP enabled WGL to: (i) reduce its risk, (ii) provide greater predictability of its long-term financial obligations, and (iii) align executive compensation with prevailing market practices. On December 19, 2009, the Board also adopted the Defined Benefit Restoration Plan and the Defined Contribution Restoration Plan. The Defined Benefit Restoration Plan provides supplemental pension benefits to employees selected by the Board of Directors who are not participants in the DB SERP. The Defined Contribution Restoration Plan provides supplemental retirement benefits to employees who are not participants in the DB SERP and whose base salary exceeds the limit set forth in Section 401(a)(17) of the Internal Revenue Code.
The benefits provided under the DC SERP were designed to be at the market median and competitive with those offered by other gas and electric utilities. Messrs. McCallister, Chapman and Ammann participate in the DB SERP. Ms. Gutermuth and
Ms. Thornton participate in the DC SERP and DC Restoration, and Ms. Gutermuth also participates in the DB Restoration.

The DB SERP, DC SERP, DB Restoration and DC Restoration each include “clawback” provisions that require a participant to forfeit benefit payments under certain circumstances. Under this clawback provision, if a plan participant willfully performs any act or willfully fails to perform any act, and such act or such failure to act may result in material discredit or substantial detriment to WGL, then upon a majority vote of the Board, the participant (and his or her surviving spouse or other beneficiary) will forfeit any benefit payments owing on and after a date fixed by the Board. After this fixed date, WGL will have no further obligation under the plan to the participant, his or her spouse or any beneficiary. Also, under the clawback provision, if a participant has received a lump-sum benefit, the participant or the beneficiary would be required to return a proportionate share of that lump sum payment to Washington Gas.

See “Pension and Other Retirement Benefits” later in this Form 10-K for a discussion of other aspects of the Pension Plan, the DB SERP, the DC SERP, the Defined Benefit Restoration Plan and the Defined Contribution Restoration Plan.

Severance/Change in Control Protections

Severance/change in control provisions are designed to reward executives for remaining employed with us during a time when their prospects for continued employment following a change in control transaction may be uncertain. We choose to provide severance/change in control protections so that executives will remain focused on shareholders’ and customers’ interests during the change in control. This strategy serves to retain a stable executive team during the transition process. Such protections are also helpful in hiring executives from well-compensated positions in other companies and in retaining executives who may consider opportunities with other companies.

Pursuant to the WGL Holdings, Inc. and Washington Gas Light Company Change in Control Severance Plan for Certain Executives (the “CIC Plan”), executive officers are entitled to limited severance benefits in the event of a change in control of WGL or Washington Gas. These benefits include a cash severance benefit equal to a pro-rata STI payment and two or three years’ worth of target-level compensation upon the occurrence of both a change in control and either: (i) an involuntary termination of employment or (ii) a voluntary termination with good reason (commonly referred to as a “double-trigger”).

Beginning with grants issued on October 1, 2015 (having performance periods from FY 2016-2018, from FY 2017-2019 and from FY 2018-2020), all LTI award grants reflect double-trigger vesting upon a change in control.

Because the Named Executive Officers do not have employment agreements that provide for fixed positions or duties, fixed base salaries or actual or target annual bonuses, we believe that a “good reason” termination severance trigger is appropriate to prevent potential acquirers from having an incentive to cause voluntary termination of a Named Executive Officer’s employment to avoid paying any severance benefits at all. The “good reason” termination severance trigger under the CIC Plan includes material demotions and material reductions in salary and annual bonus opportunities.

WGL Holdings, Inc.
Washington Gas Light Company
Part III

For executive officers that were first covered by the CIC Plan prior to January 1, 2011 (including all of the Named Executive Officers except for Ms. Thornton), the CIC Plan provides that, if a change in control payment exceeds the limit for deductible payments under Section 280G of the Internal Revenue Code by 10% or more, reimbursement will be made for the full amount of any excise taxes (but not income taxes) imposed, and for all taxes due on the amount of that reimbursement. This provision is intended to preserve the level of change in control severance protections that we have determined to be appropriate. Pursuant to an amendment to the CIC Plan on November 12, 2015, however, the excise tax reimbursement provisions will expire on September 30, 2018 unless a change in control transaction has occurred or is then pending.

For information regarding the impact of the change in control due to the pending merger, please see the section entitled “Interests of WGL’s Directors and Executive Officers in the Merger” in WGL’s definitive proxy statement filed with the SEC on March 31, 2017.

See “Potential Payments Upon Termination or Change in Control - Change in Control Severance Plan for Certain Executives” later in this Form 10-K for a discussion of the other aspects of the CIC Plan.

Perquisites

Our limited perquisites are not designed to reward any particular performance or behavior. We choose to provide them to Named Executive Officers only when the perquisite provides competitive value and promotes retention of executives, or when the perquisite provides shareholder value.

We have a program of income tax, estate and financial planning services for our executive officers. We pay the actual cost of these services provided to the executive officer up to a pre-determined ceiling. We also pay the cost of certain other perquisites for executive officers, including parking at our offices, a vehicle allowance and an annual physical examination. Benefits available to the Named Executive Officers are noted in the footnotes to the Summary Compensation Table. The values of perquisites provided to each Named Executive Officer in FY 2017 are included as a component of the figure that is reported in Column (i) of the Summary Compensation Table in this Form 10-K.

Timing of Compensation

We grant LTI awards effective each October 1, the first day of the fiscal year. Short-term incentive payouts are generally made in December following the end of the fiscal year. The HR Committee has the discretion to make awards at any time.

Following is a discussion of the timing of compensation decisions for FY 2017:

•	Base salary changes for FY 2017 were determined at the September 27, 2016 HR Committee meeting and the September 27, 2016 Board meeting;

•	Short and long-term incentive goals for FY 2017 were set at the September 27, 2016 HR Committee meeting and the September 27, 2016 Board meeting;

•
Performance share and performance unit grants were approved at the September 27, 2016 HR Committee meeting for grants effective on October 1, 2016 using the common stock price on September 30, 2016; and

•	STI payments for FY 2017 were approved at the HR Committee meeting held on November 14, 2017 and the Board meeting held on November 15, 2017.

Impact of Prior Compensation

Amounts realizable from prior compensation did not serve to increase or decrease FY 2017 compensation amounts. The HR Committee’s primary focus was on achieving market-level compensation opportunities.

Factors Considered in Decisions to Increase or Decrease Compensation Materially

As described above, market data, retention needs, performance and internal pay equity have been the primary factors considered in decisions to increase or decrease compensation opportunities materially. Corporate performance and individual performances are the primary factors in determining the ultimate value of those compensation opportunities.

Role of Executive Officers

WGL Holdings, Inc.
Washington Gas Light Company
Part III

Mr. McCallister, our Chairman and CEO, recommended to the HR Committee the compensation opportunities for the other Named Executive Officers. Mr. McCallister was not involved in determining his own compensation. In determining STI payouts for FY 2017, Mr. McCallister recommended a specific Individual Factor for each Named Executive Officer, except for himself. None of the other Named Executive Officers had any role in determining their executive compensation.

Policies Relating to Stock Ownership

Executive Officer Stock Ownership Guidelines

Our executive officers are subject to mandatory stock ownership guidelines. Under these requirements:

•	the CEO is required to hold 5x base salary in WGL common stock;

•
the President and Chief Operating Officer, Senior Vice President and Chief Financial Officer, and the Senior Vice President, General Counsel and Corporate Secretary are each required to hold 2x base salary in WGL common stock; and

•	all other executive officers are required to hold 1x base salary in WGL common stock.

Only actual stock ownership (including shares held directly or through retirement accounts) is counted towards this requirement; unvested performance shares granted pursuant to our LTI program are not counted. Executive officers are required to retain shares issued to them through the LTI program net of tax withholding until the applicable holding requirement described above is met.
Company Policy Regarding Insider Trading

Our code of conduct prohibits executive officers, directors and other individuals who may have access from time to time to material non-public information from engaging in purchases, sales or option transactions with respect to WGL common stock while in possession of material non-public information or outside of certain trading window periods, except in accordance with trading plans that comply with Rule 10b5-1 under the Exchange Act.

Anti-Hedging and Pledging Policy

Effective November 1, 2012, WGL adopted an anti-hedging and pledging policy that prohibits all employees, including executive officers, and members of the Board, from hedging or pledging WGL common stock.

Other Compensation Matters

We do not have any written or unwritten employment agreements with any of the Named Executive Officers. Each Named Executive Officer is an employee at will. All elements of executive compensation are regularly benchmarked against executive compensation of peer companies. Base salary, short-term incentive, and long-term incentive compensation are benchmarked annually.

Compensation Risk Evaluation

For FY 2017, Meridian conducted an update of a risk evaluation of WGL’s compensation policies and practices for all employees, including executives, which was initially conducted in 2011. Management reviewed the evaluation results with the HR Committee and Meridian. The goal of the evaluation was to identify any features of WGL’s compensation policies and practices that could encourage excessive risk-taking. The evaluation utilized a process that inventoried existing incentive plans and their salient features and examined design and administrative features of these plans to determine risk-aggravating or risk-mitigating factors.

In order to focus employees on performance objectives that promote the best interests of WGL and its shareholders, short-term and long-term incentive-based compensation is linked to the achievement of measurable financial and business goals and, in the case of short-term incentives, individual performance goals. The risk evaluation conducted by Meridian found that these arrangements are coupled with compensation design elements and other controls that discourage business decision-making focused solely on compensation consequences, and thus mitigate risk.

Based on the results of the evaluation, we believe that our executive compensation program reflects an appropriate mix of compensation elements and balances current and long-term performance objectives, cash and equity compensation, and risks and rewards associated with executive roles. The following features of our executive incentive compensation program illustrate this point:

WGL Holdings, Inc.
Washington Gas Light Company
Part III

•	Our performance goals and objectives reflect a balanced mix of performance measures to avoid excessive weight on a certain goal or performance measure;

•	Our annual and long-term incentives provide a defined and capped range of payout opportunities;

•	Total direct compensation levels are heavily weighted towards long-term, equity-based incentive awards with vesting schedules that fully materialize over a number of years;

•	Equity incentive awards are granted annually so executives always have unvested awards that could decrease significantly in value if our business is not managed for the long term; and

•	We have implemented meaningful executive officer stock ownership requirements so that executive officer personal wealth is significantly tied to the long-term success of WGL.

Based on the above combination of program features, we believe that: (i) our executives are encouraged to manage WGL in a prudent manner, and (ii) our incentive programs are not designed in a manner to encourage our senior business leaders to take risks that are inconsistent with the best interests of WGL’s customers, shareholders and other stakeholders.

COMPENSATION OF EXECUTIVE OFFICERS

The following tables and related footnotes and discussion present information about compensation for the Named Executive Officers. The “Summary Compensation Table” on the next page quantifies the value of the different forms of compensation awarded to, earned by, or paid to Named Executive Officers in FY 2015, FY 2016 and FY 2017.

The Summary Compensation Table should be read in conjunction with the tables and narrative descriptions that follow. The “Grants of Plan-Based Awards in FY 2017” table and the description of the material terms of the performance shares and performance units granted in FY 2017 that follows it provide information regarding the long-term equity incentives awarded to Named Executive Officers that are reported in the Summary Compensation Table. The “Outstanding Equity Awards at FY 2017 Year End” table and the “Stock Vested in FY 2017” section provide further information on the Named Executive Officers’ potential realizable value and actual value realized with respect to their equity awards.

The “Pension and Other Retirement Benefits” and “Non-Qualified Deferred Compensation” tables and the related description of the material terms of the retirement plans describe each Named Executive Officer’s retirement benefits and deferred compensation to provide context to the amounts listed in the Summary Compensation Table.

Summary Compensation Table for 2017

The following table presents information about compensation for the Named Executive Officers. It includes compensation awarded to, earned by or paid to the Named Executive Officers during FY 2015, FY 2016 and FY 2017. Each of the below-named individuals was also an executive officer of Washington Gas, our utility subsidiary.

The compensation shown in the following table was paid to the individual by Washington Gas.

Name and Principal Position(1) (a)	Fiscal Year (b)	Salary (c)	Bonus(2) (d)	Stock Awards(3) (e)	Non-Equity Incentive Compensation(4) ($) (g)	Change in Pension Value and Non-qualified Deferred Compensation Earnings(5) ($) (h)	All Other Compensation(6) ($) (i)	Total ($) (j)
Terry D. McCallister	2017	$864,000	$110,181	$2,182,762	$876,000	$982,032	$36,526	$5,051,501
Chairman of the Board and	2016	$849,000	$—	$2,161,740	$993,000	$2,271,170	$31,309	$6,306,219
Chief Executive Officer	2015	$824,000	$—	$1,962,032	$946,000	$558,472	$36,287	$4,326,791
Vincent L. Ammann, Jr.	2017	$470,000	$40,000	$656,840	$315,000	$688,096	$31,115	$2,201,051
Senior Vice President and	2016	$465,000	$—	$655,034	$329,000	$1,016,318	$30,513	$2,495,865

WGL Holdings, Inc.
Washington Gas Light Company
Part III

Chief Financial Officer	2015	$460,000	$—	$625,878	$329,000	$373,276	$29,874	$1,818,028
Adrian P. Chapman	2017	$561,000	$65,000	$1,085,482	$453,000	$378,650	$38,450	$2,581,582
President and Chief Operating Officer	2016	$556,000	$—	$1,084,302	$542,000	$1,432,814	$39,331	$3,654,447
	2015	$551,000	$—	$1,049,566	$548,000	$185,485	$36,611	$2,370,662
Luanne S. Gutermuth(7)	2017	$465,000	$35,000	$549,954	$322,000	$240,638	$95,710	$1,708,302
Senior Vice President, Shared Services	2016	$450,000	$—	$536,352	$290,000	$396,861	$83,187	$1,756,400
and Chief Human Resource Officer
Leslie T. Thornton	2017	$395,000	$35,000	$467,187	$223,000	$—	$117,437	$1,237,624
Senior Vice President, General Counsel	2016	$390,000	$—	$464,855	$276,000	$—	$112,182	$1,243,037
and Corporate Secretary	2015	$380,000	$—	$439,489	$247,000	$—	$97,832	$1,164,321

(1)
The principal positions shown are as of September 30, 2017. Please note that columns (d) “Bonus” and (f) “Option Awards” have been omitted in accordance with SEC rules because no such compensation was awarded to, earned by, or paid to the Named Executive Officers during FY 2017, FY 2016 or FY 2015.

(2)	Bonus consists of a cash bonus awarded by the Board to recognize exceptional performance related to work on the Merger during FY 2017.

(3)
Stock awards consist of performance shares and performance units. For a description of the vesting conditions of performance shares and performance units, see “Performance Shares and Performance Units” following the Grants of Plan-Based Awards in FY 2017 table. These amounts represent the aggregate grant date fair value of the performance share and performance unit awards computed in accordance with FASB ASC Topic 718. TSR-based awards made in FY 2015 included a dividend growth standard pursuant to which, if relative TSR falls below a certain threshold, a fractional payout will still be earned so long as dividend growth during the performance period exceeds 9%; the grant date fair value of the FY 2015 awards assumes that the dividend growth standard will be met. The amounts in column (e) include the sum of the values for performance shares and performance units. In FY 2017, the following Named Executive Officers were granted performance units having the following grant date fair values: Mr. McCallister - $1,091,340; Mr. Ammann - $328,443; Mr. Chapman - $542,737; Ms. Gutermuth - $274,942; and Ms. Thornton - $233,561. In FY 2016, the following Named Executive Officers were granted performance units having the following grant date fair values: Mr. McCallister - $1,080,874; Mr. Ammann - $327,488; Mr. Chapman - $542,183; Ms. Gutermuth - $268,166; and Ms. Thornton - $232,411. In FY 2015, the following Named Executive Officers were granted performance units having the following grant date fair values: Mr. McCallister - $980,975; Mr. Ammann - $312,932; Mr. Chapman - $524,774; and Ms. Thornton - $219,733. The aggregate grant date fair values of the awards in column (e), assuming that maximum payouts are achieved, are as follows: FY 2017: Mr. McCallister - $3,857,904; Mr. Ammann - $1,160,943; Mr. Chapman - $1,918,534; Ms. Gutermuth - $972,001; and Ms. Thornton - $825,714. FY 2016: Mr. McCallister - $3,824,691; Mr. Ammann - $1,158,916; Mr. Chapman - $1,918,433; Ms. Gutermuth - $948,944; and Ms. Thornton - $822,444. FY 2015: Mr. McCallister - $3,924,064; Mr. Ammann - $1,251,756; Mr. Chapman - $2,099,132; and Ms. Thornton - $878,978. For a discussion of the assumptions and methodologies used to calculate the amounts in column (e), see the discussion of performance shares and performance units contained in Note 11 (Stock-Based Compensation) to the WGL Consolidated Financial Statements, included elsewhere in this Form 10-K. The actual amount ultimately realized by a Named Executive Officer from the disclosed awards listed under column (e) will likely vary based on a number of factors, including our actual operating performance, stock price fluctuations, and differences from the valuation assumptions used and the timing of applicable vesting. For information regarding the treatment of stock awards pursuant to the Merger, please refer to our definitive proxy statement on Schedule 14A filed with the SEC on March 31, 2017.

(4)
The amounts shown in column (g) constitute the short-term incentive payouts made to the Named Executive Officers as described in the CD&A. The FY 2017 short-term incentive payout amounts will be paid in December 2017.

(5)
Column (h) reflects pension accruals for the officers, except for Ms. Thornton. Ms. Thornton is not a participant in the Pension Plan. There are no above market or preferential earnings on compensation deferred on a basis that is not tax-qualified, including such earnings on non-qualified contribution plans. The pension accrual amounts represent the difference in present value (measured at the respective fiscal year-end dates shown in the table) based on assumptions shown in the text following the “Pension and Other Retirement Benefits” table set forth later in Form 10-K.

(6)
The amounts in column (i) represent the values of perquisites and matching contributions under the 401(k) Plan and, with respect to Mses. Gutermuth and Thornton, the amount of company contributions under the DC SERP and the Defined Contribution Restoration Plan. The value of perquisites is set forth in the “Perquisites” table. The following Named Executive Officers received the following amounts as matching contributions under the 401(k) Plan during FY 2017: Mr. McCallister - $10,707; Mr. Ammann - $10,800; Mr. Chapman - $10,357; Ms. Gutermuth - $10,800; and Ms. Thornton - $10,800. The following Named Executive Officers received the following amounts as matching contributions under the 401(k) Plan during FY 2016: Mr. McCallister - $10,510; Mr. Ammann - $10,600; Mr. Chapman - $10,302; Ms. Gutermuth - $10,600; and Ms. Thornton - $10,600. The following Named Executive Officers received the following amounts as matching contributions under the 401(k) Plan during FY 2015: Mr. McCallister - $10,600; Mr. Ammann - $10,600; Mr. Chapman - $10,371; and Ms. Thornton - $10,523. The company contributions to the DC SERP and the Defined Contribution Restoration Plan for Ms. Gutermuth were $61,328 for FY 2017 and $50,634 for FY 2016. The company contributions to the DC SERP, the Defined Contribution Restoration Plan and the enhanced benefit under the 401(k) Plan for Ms. Thornton were $87,201 in FY 2017, $82,708 in FY 2016 and $68,452 in FY 2015.

(7)	Ms. Gutermuth was not a named executive officer prior to FY 2016.

Perquisites

We have a program of income tax, estate and financial planning services for our executive officers. We pay the actual cost of these services provided to the executive up to a pre-determined ceiling depending on the level of the executive officer. The highest amount provided to any executive under the income tax, estate and financial planning program is $10,000 per year. We also pay the cost of certain other perquisites for executive officers, including: parking at our headquarters building, a vehicle allowance and an annual physical examination.

The following table sets forth the incremental value of perquisites for the Named Executive Officers in FY 2015, FY 2016 and FY 2017 included in the “All Other Compensation” column (i) of the Summary Compensation Table above.

WGL Holdings, Inc.
Washington Gas Light Company
Part III

FY 2015, FY 2016 AND FY 2017 INCREMENTAL COST OF PERQUISITES PROVIDED TO NAMED EXECUTIVE OFFICERS

		Tax and
		Financial	Vehicle				Tax
	Fiscal	Counseling	Allowance	Parking	Physical	Insurance	Gross-up	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)
Terry D. McCallister	2017	$5,500	$—	$7,260	$1,865	$8,228	$2,966	$25,819
Chairman of the Board and	2016	$—	$—	$7,040	$1,865	$6,792	$5,102	$20,799
Chief Executive Officer	2015	$—	$5,600	$7,020	$1,988	$7,922	$3,157	$25,687
Vincent L. Ammann, Jr.	2017	$—	$8,400	$3,660	$1,866	$4,607	$1,782	$20,315
Senior Vice President and	2016	$—	$8,400	$3,550	$1,585	$4,617	$1,761	$19,913
Chief Financial Officer	2015	$—	$8,400	$3,540	$1,555	$4,495	$1,284	$19,274
Adrian P. Chapman	2017	$1,905	$8,400	$7,260	$2,500	$6,095	$1,933	$28,093
President and Chief	2016	$3,935	$8,400	$7,040	$2,621	$4,882	$2,151	$29,029
Operating Officer	2015	$1,515	$8,400	$7,020	$2,300	$4,963	$2,042	$26,240
Luanne S. Gutermuth	2017	$3,755	$8,400	$3,660	$2,500	$4,348	$919	$23,582
Senior Vice President,	2016	$3,130	$8,400	$3,550	$2,621	$3,494	$758	$21,953
Shared Services and Chief Human Resources Officer
Leslie T. Thornton	2017	$—	$8,400	$4,020	$1,603	$3,953	$1,460	$19,436
Senior Vice President,	2016	$—	$8,400	$3,910	$1,853	$3,953	$758	$18,874
General Counsel and Corporate Secretary	2015	$—	$8,400	$3,900	$1,653	$3,813	$1,091	$18,857

The amounts set forth in the “tax gross-up” column in the above table represent the amount of taxes paid by WGL on behalf of officers relating to life insurance coverage with benefits in excess of $50,000. We provide the executive officers (and all employees) life insurance equal to one times the employees’ salary. Under the Internal Revenue Code, the cost of the first $50,000 of life insurance paid by us is not taxable income to the employee. However, the premium we paid for insurance in excess of $50,000 is taxable income (imputed income) to the employee. WGL “grosses up” the income of the Named Executive Officers for the taxes on this imputed income (i.e., we pay the taxes for the Named Executive Officers on this imputed income). The imputed income amount and the amount of the tax gross-up are both taxable income to the Named Executive Officer. The amounts under the column entitled, “Insurance” in the above table represent the premiums paid by WGL for the respective Named Executive Officer’s long-term care and imputed income for life insurance.

Grants of Plan-Based Awards in FY 2017

The following Grants of Plan-Based Awards table sets forth information concerning the range of short-term incentive opportunities and opportunities under grants of performance shares and performance units to our Named Executive Officers during FY 2017. The grants in the following table were made under the 2016 Plan.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)
Name (a)	Grant Date (b)	Threshold(3) ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold Number of Shares of Stock(4) (#) (f)	Target Number of Shares of Stock (#) (g)	Maximum Number of Shares of Stock (#) (h)	Grant Date Fair Value of Stock(5) ($) (l)
Terry D. McCallister

WGL Holdings, Inc.
Washington Gas Light Company
Part III

Short-term Incentive	N/A	$272,160	$777,600	$1,166,400
Dividend Coverage Performance Shares	10/1/2016				8,096	8,096	8,096	507,619
TSR Performance Shares	10/1/2016				4,048	8,096	16,192	583,803
Return on Equity Performance Units	10/1/2016	$253,800	$507,600	$1,015,200				507,600
TSR Performance Units	10/1/2016	$253,800	$507,600	$1,015,200				583,740
Vincent L. Ammann, Jr.
Short-term Incentive	N/A	$98,700	$282,000	$423,000
Dividend Coverage Performance Shares	10/1/2016				2,436	2,436	2,436	157,737
TSR Performance Shares	10/1/2016				1,218	2,436	4,872	175,660
Return on Equity Performance Units	10/1/2016	$76,382	$152,764	$305,528				157,764
TSR Performance Units	10/1/2016	$76,382	$152,764	$305,528				175,679
Adrian P. Chapman
Short-term Incentive	N/A	$147,280	$420,800	$631,200
Dividend Coverage Performance Shares	10/1/2016				4,026	4,026	4,026	252,430
TSR Performance Shares	10/1/2016				2,013	4,026	8,052	290,315
Return on Equity Performance Units	10/1/2016	$126,218	$252,436	$504,872				252,436
TSR Performance Units	10/1/2016	$126,218	$252,436	$504,872				290,301
Luanne S. Gutermuth
Short-term Incentive	N/A	$97,650	$279,000	$418,500
Dividend Coverage Performance Shares	10/1/2016				2,040	2,040	2,040	127,908
TSR Performance Shares	10/1/2016				1,020	2,040	4,080	147,104
Return on Equity Performance Units	10/1/2016	$63,940	$127,880	$255,760				127,880
TSR Performance Units	10/1/2016	$63,940	$127,880	$255,760				147,062
Leslie T. Thornton
Short-term Incentive	N/A	$76,038	$217,250	$325,875
Dividend Coverage Performance Shares	10/1/2016				1,733	1,733	1,733	108,659
TSR Performance Shares	10/1/2016				867	1,733	3,466	124,967
Return on Equity Performance Units	10/1/2016	$54,317	$108,633	$217,266				108,633
TSR Performance Units	10/1/2016	$54,317	$108,633	$217,266				124,928

Note that columns: (i) “All Other Stock Awards,” (j) “All Other Option Awards: Number of Securities,” and (k) “Exercise Price of Option Awards,” have been omitted in accordance with SEC rules because no such compensation was awarded to, earned by, or paid to the Named Executive Officers during FY 2017.

No consideration was paid by any of the Named Executive Officers for the awards listed in the “Grants of Plan-Based Awards” table.

(1)
Amounts in these columns represent the threshold, target and maximum payouts under our short-term incentive program based on FY 2017 performance, and the threshold, target and maximum payouts under our performance unit program for the 36-month performance period from October 1, 2016 through September 30, 2019.

(2)	Amounts in these columns represent the threshold, target and maximum payouts under our performance share program for the 36-month performance period from October 1, 2016 through September 30, 2019.

(3)
Threshold payout for non-equity incentive awards (as it relates to performance units) reflect payout amounts if our TSR is at the 25th percentile of the long-term incentive peer group and the ROE Ratio achieved is 90%. Threshold payout for non-equity incentive awards (as it relates to short-term incentive awards) equal to 35% of the target award and are based on the minimum individual factor and corporate factors for which a payout will be made. Although performance unit grants are considered equity incentive plan awards, the estimated future payouts under these grants are included in these columns because awards are denominated in dollars and paid out in cash, rather than shares of stock.

WGL Holdings, Inc.
Washington Gas Light Company
Part III

(4)
Threshold payout for equity incentive awards (as it relates to performance shares) reflect payout amounts if our TSR is at the 25th percentile of the long-term incentive peer group and the dividend coverage performance shares vest.

(5)
Amounts in this column represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 of performance unit and performance share awards granted in FY 2017. The values of these awards, assuming that the highest level of performance conditions is achieved, are as follows: TSR performance shares: Mr. McCallister - $1,167,605; Mr. Ammann - $351,320; Mr. Chapman - $580,630; Ms. Gutermuth - $294,209; and Ms. Thornton - $249,933; dividend coverage performance shares: Mr. McCallister - $507,619; Mr. Ammann - $152,737; Mr. Chapman - $252,430; Ms. Gutermuth - $127,908; and Ms. Thornton - $108,659; TSR performance units: Mr. McCallister - $1,167,480; Mr. Ammann - $351,358; Mr. Chapman - $580,602; Ms. Gutermuth - $294,124; and Ms. Thornton - $249,856; ROE performance units: Mr. McCallister - $1,015,200; Mr. Ammann - $305,328; Mr. Chapman - $504,872; Ms. Gutermuth - $255,760; and Ms. Thornton - $217,266. For a discussion of the assumptions and methodologies used to calculate the amounts reported, see the discussion of performance shares and performance units contained in Note 11 (Stock Based Compensation) to WGL’s Consolidated Financial Statements, included as part of this Form 10-K.

Performance Shares and Performance Units

Performance share awards are denominated and paid out in shares of WGL common stock. Performance unit awards are denominated in dollars and are paid out in cash.

The vesting of performance share and performance unit awards is conditioned upon WGL’s performance and the officer’s continued employment. As long as each Named Executive Officer remain an employee, performance shares and performance units become earned and vested based on:

•	our relative TSR (as to one-half of performance shares and performance units)

•	our return on equity compared to the weighted average utility authorized ROE (as to one-half of performance units)

•	whether our earnings per share exceed dividends declared per share (as to one half of performance shares)

in each case, over a designated three-year performance period. Performance share award grantees do not have the rights of shareholders until the performance shares vest. Therefore, performance share grantees do not receive dividends on the performance share, until the performance shares vest; however, dividend equivalents are deemed to accrue on the number of shares that actually vest, and are paid in cash upon vesting. Since the performance units pay out in cash once vested, performance unit grantees do not receive dividends or other rights of shareholders.

For further information regarding the performance criteria for the vesting of LTI grants, including the long-term incentive peer groups used for TSR-based awards, please see the discussion under the heading, “Long-Term Incentive Compensation-Performance Share and Performance Unit Awards” in the Compensation Discussion and Analysis section of this Form 10-K.

Awards are converted to cash for shares to the extent necessary to satisfy minimum tax withholding or any governmental levies. Performance shares and performance units are generally forfeited for no value if a Named Executive Officer’s employment terminates prior to the end of the performance period. With respect to awards granted on or after October 1, 2015, however, a pro rata portion (based on the number of months the participant was employed during the performance period) of a participant’s outstanding performance shares or performance units may vest upon retirement, in accordance with the terms of the grant. In addition, subject to the sole discretion of the HR Committee of WGL’s Board, all or a portion of a participant’s outstanding performance shares or performance units may vest if his or her employment terminates as a result of death, disability or, for awards granted on October 1, 2014, retirement. Under certain circumstances, following a change in control, between 50% and 100% of an officer’s outstanding performance share or performance unit awards granted on October 1, 2014 would become fully vested at target levels. See “Potential Payments Upon Termination or Change in Control - Change in Control Severance Plan for Certain Executives,” below.

Options

WGL has not granted stock options since October 1, 2006 because WGL’s compensation program changed to eliminate granting stock options and to begin granting performance shares and performance units, and none of the Named Executive Officers owned stock options during FY 2017.

Outstanding Equity Awards at FY 2017 Year-End

The following table summarizes the equity awards we have made to our Named Executive Officers that were outstanding as of September 30, 2017. Outstanding equity awards at fiscal year-end consist of performance shares and performance units.

Compensation of Executive Officers

WGL Holdings, Inc.
Washington Gas Light Company
Part III

	Stock Awards
Name (a)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested(1) (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Other Rights That Have Not Vested(1) ($) (j)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested(2) (#) (k)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Other Rights That Have Not Vested(2) ($) (l)
Terry D. McCallister
Awarded 10-1-14	22,076	$1,858,799	929,834	$929,834
Awarded 10-1-15	17,298	$1,456,492	997,576	$997,576
Awarded 10-1-16	16,192	$1,363,366	1,015,200	$1,015,200
Vincent L. Ammann, Jr.
Awarded 10-1-14	7,042	$592,936	296,618	$296,618
Awarded 10-1-15	5,242	$441,376	302,250	$302,250
Awarded 10-1-16	4,872	$410,222	305,528	$305,528
Adrian P. Chapman
Awarded 10-1-14	11,809	$994,318	497,416	$497,416
Awarded 10-1-15	8,676	$730,519	500,400	$500,400
Awarded 10-1-16	8,052	$677,978	504,872	$504,872
Luanne S. Gutermuth
Awarded 10-1-15	4,292	$361,386	247,500	$247,500
Awarded 10-1-16	4,080	$343,536	255,760	$255,760
Leslie T. Thornton
Awarded 10-1-14	4,945	$416,369	208,278	$208,278
Awarded 10-1-15	3,720	$313,224	214,500	$214,500
Awarded 10-1-16	3,466	$291,837	217,266	$217,266

Note that columns: (b), (c), (d), (e) and (f) relating to the number of securities underlying unexercised options, exercise price and option expiration date have been omitted because none of the Named Executive Officers owned any stock options at the end of FY 2017. Columns (g) and (h) relating to unvested shares have been omitted because none of the Named Executive Officers owned any such unvested shares at the end of FY 2017.

(1)
Columns (i) and (j) relate to performance shares. Performance shares become earned and vested at the end of a three-year performance period, subject to: (i) such officer’s continued employment and (ii) WGL’s achievement of the relevant performance criteria. The number of performance shares shown in the “Awarded 10-1-14,” “Awarded 10-1-15” and “Awarded 10-1-16” rows for each Named Executive Officer in column (i) are the target number of shares that may become earned if WGL’s TSR for the three-year performance period is at the 50th percentile of the applicable long-term incentive peer group and, for performance shares shown in the “Awarded 10-1-15” and “Awarded 10-1-16” rows for each Named Executive Officer, if WGL’s operating earnings per share during the three-year performance period exceed the aggregate dividends declared per share during that period. The value shown in column (j) of the table is the number of shares shown in column (i) times the closing price of WGL common stock on September 30, 2017 ($84.20), the last trading day of FY 2017.

(2)
Columns (k) and (l) relate to performance units. Performance units are payable in cash and become earned and vested at the end of a three-year performance period, subject to: (i) such officer’s continued employment and (ii) WGL’s achievement of the relevant performance criteria. The number of performance units shown for each Named Executive Officer in column (k) in the “Awarded 10-1-14,” “Awarded 10-1-15” and “Awarded 10-1-16” rows are the target number of units that may be earned if WGL’s TSR for the three-year performance period is at the 50th percentile of the applicable long-term incentive peer group and, for performance units shown in the “Awarded 10-1-15” and “Awarded 10-1-16”rows for each Named Executive Officer, if WGL's ROE is 100% of the weighted average allowed utility ROE. The aggregate amount shown in column (l) of the table is the number of performance units shown in column (k) multiplied by $1.00 which is the payout value of each performance unit.

Stock Vested in FY 2017

The following table provides information about the value realized by the Named Executive Officers on stock awards vesting during FY 2017.

	Stock Awards
Name (a)	Number of Shares Acquired on Vesting(1) (#) (d)	Shares Withheld to Cover Taxes (#)	Value Realized on Vesting(2) ($) (e)
Terry D. McCallister	44,152	19,327	$3,717,598
Vincent L. Ammann, Jr.	14,084	4,985	$1,185,873

WGL Holdings, Inc.
Washington Gas Light Company
Part III

Adrian P. Chapman	23,618	9,532	$1,988,636
Luanne S. Gutermuth	9,890	3,274	$832,738
Leslie T. Thornton	9,890	3,274	$832,738

(1)	The information in the above table reflects the vesting of performance shares. The performance period for the performance shares ended on September 30, 2017. The shares were issued in October 2017.

(2)
The amounts shown in column (e) equal the product of (i) the closing market price of WGL Holdings common stock on the last day of the performance share vesting period ($84.20) multiplied by (ii) the number of shares acquired upon vesting as set forth in column (d).

Non-Qualified Deferred Compensation

The following table presents information regarding the contributions to and earnings on the Named Executive Officers’ deferred compensation balances during FY 2017, and also shows the total deferred amounts for the Named Executive Officers at the end of FY 2017.

Name (a)	Plan	Executive Contributions in Last FY (b)	Registrant Contributions in Last FY ($) (c)	Aggregate Earnings in Last FY ($) (d)	Aggregate Withdrawals / Distributions ($) (e)	Aggregate Balance at Last FYE ($) (f)
Terry D. McCallister	n/a	—	—	—	—	—
Vincent L. Ammann, Jr.	n/a	—	—	—	—	—
Adrian P. Chapman	n/a	—	—	—	—	—
Luanne S. Gutermuth(1)	DC SERP DC Restoration	—	$65,329	$40,222	—	$304,486
Leslie T. Thornton(2)	DC SERP DC Restoration	—	$73,702	$24,727	—	$230,393

(1)
Ms. Gutermuth received the indicated amounts as a participant in the DC SERP and the DC Restoration Plan. The terms of these plans are described under the “Pension and Other Retirement Benefits” section of this Form 10-K. The amount indicated under column (f) reflects $352,130 in the DC SERP, in which Ms. Gutermuth was 80% vested as of the end of FY 2017, and $22,782 in the DC Restoration Plan, in which Ms. Gutermuth was 100% vested as of the end of FY 2017.

(2)
Ms. Thornton received the indicated amounts as a participant in the DC SERP and the DC Restoration Plan. The terms of these plans are described under the “Pension and Other Retirement Benefits” section of this Form 10-K. The amount indicated under column (f) reflects $303,486 in the DC SERP, in which Ms. Thornton was 60% vested as of the end of FY 2017, and $48,301 in the DC Restoration Plan, in which Ms. Thornton was 100% vested as of the end of FY 2017.

Pension and Other Retirement Benefits

The following table and related discussion describes the present value of accumulated benefits payable under the Pension Plan (a qualified plan), the DB SERP (a non-qualified plan) and the Defined Benefit Restoration Plan (a non-qualified plan).

Name (a)	Plan Name (b)	Number of Years Credited Service (#) (c)	Present Value of Accumulated Benefit ($) (d)
Terry D. McCallister	Pension Plan	17.5	$872,865
	DB SERP	30.0	$12,910,019
Vincent L. Ammann, Jr.	Pension Plan	14.0	$612,464
	DB SERP	27.0	$4,101,475
Adrian P. Chapman	Pension Plan	36.0	$1,506,211
	DB SERP	30.0	$6,281,257
Luanne S. Gutermuth	Pension Plan	19.5	$792,383
	DB Restoration	19.5	$578,615

Ms. Thornton is not a participant under the Pension Plan, the DB SERP or the DB Restoration plan.

The following actuarial assumptions were used in determining the amounts set forth in the “Pension and Other Retirement Benefits” table:

WGL Holdings, Inc.
Washington Gas Light Company
Part III

Measurement Date	September 30, 2017	September 30, 2016
Discount Rate
DB SERP and DB Restoration	3.60%	3.40%
Pension Plan	3.90%	3.70%
Pre-retirement Mortality	None	None
Post-retirement Mortality
RP-2014 mortality tables with a base year of 2006 projected using the MP-2014 mortality improvement scale, adjusted to converge over 15 years to an ultimate rate of 0.75% at age 85, grading to 0% at age 115 in 2022

RP-2014 mortality tables with a base year of 2006 projected using the MP-2014 mortality improvement scale, adjusted to converge over 15 years to an ultimate rate of 0.75% at age 85, grading to 0% at age 115 in 2022

Retirement Age	65	65
Payment Form
Amount Earned After 12/31/2004 for DB	Actual 409A Lump Sum Election	Actual 409A Lump Sum Election
SERP and DB Restoration	Reflecting a 2.10% Interest Rate	Reflecting a 1.90% Interest Rate
Qualified Pension Plan and Pre-409A DB SERP	Qualified Joint & Survivor Annuity	Qualified Joint & Survivor Annuity

For a discussion of the assumptions and methodologies used to calculate the amounts reported in the “Pension and Other Retirement Benefits” table above, see the discussion contained in Note 10 (Pension and Other Post-Retirement Benefit Plans)
to WGL’s Consolidated Financial Statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part this Form 10-K.

Summary of Retirement Benefits

Washington Gas provides retirement benefits to the Named Executive Officers under the terms of qualified and non-qualified defined-benefit and defined-contribution retirement plans.

Retirement benefits provide post-employment security to our employees. As of the end of FY 2017, the following primary retirement benefit programs were available to the Named Executive Officers:

•	the 401(k) Plan, a tax-qualified defined-contribution plan in which the Named Executive Officers participate on the same terms as our other participating employees;

•	the Pension Plan, a tax-qualified, non-contributory pension plan covering all active employees (including executive officers) and vested former employees of Washington Gas;

•
the DB SERP, a non-qualified defined-benefit retirement plan which provides the Named Executive Officers a benefit up to 60% of the individual’s final average compensation, as determined under that plan;

•	the DC SERP, a non-qualified defined-contribution retirement plan;

•	the Defined Benefit Restoration Plan, a non-qualified defined-benefit retirement plan; and

•	the Defined Contribution Restoration Plan, a non-qualified defined-contribution retirement plan.

Pension Plan and 401(k) Plans

Each Named Executive Officer participates in the Pension Plan, except for Ms. Thornton. The Pension Plan is a tax-qualified, non-contributory pension plan covering active employees (including certain executive officers) and vested former employees of Washington Gas and certain affiliates. The Pension Plan is now closed to new entrants. Participation in the Pension Plan was closed: (i) to employees hired on or after January 1, 2009 who are covered under the collective bargaining agreements with the International Brotherhood of Teamsters and Office and Professional Employees International Union Local 2, (ii) to management employees first hired on or after July 1, 2009, (iii) to Hampshire Gas Company employees first hired on or after January 1, 2010, and (iv) to employees first hired on or after January 1, 2010 who are covered by the collective bargaining agreement between Washington Gas and the International Brotherhood of Electrical Workers, Local 1900. Instead of Pension Plan benefits, employees hired after the aforementioned dates receive an enhanced benefit in the form of an employer contribution under the 401(k) Plans. This enhanced benefit provides a company contribution between 4%-6% of base compensation (depending on length of service) to subject employees. Executive officers receive this benefit on the same terms as our other participating employees. Ms. Thornton joined the company after 2009 and therefore receives the enhanced 401(k) plan benefit.

WGL Holdings, Inc.
Washington Gas Light Company
Part III

The Pension Plan provides an unreduced retirement benefit at termination of employment at the normal retirement age of 65. A participant must have five years of accredited service under the Pension Plan to vest in a pension benefit. The Pension Plan accrued benefit is calculated using a formula based on accredited service and highest three years (High Three) of average compensation. High Three average compensation is the average of the employee’s rate of annual basic compensation on December 31 of each of three calendar years of accredited service preceding that reflects the employee’s highest compensation prior to the employee’s normal retirement date, early or disability retirement date, actual date of retirement or date of termination of employment, whichever is applicable. Annual basic compensation consists of the regular annual salary or wages of an employee, excluding bonuses, compensation for overtime or other extra or special compensation, but including commissions, bonuses and other forms of incentive compensation paid to salesmen. The rate of High Three average compensation is multiplied by the percentage rate that applies to the participant’s years of accredited service. Bargaining units representing certain Washington Gas employees have negotiated different percentages for their members. A change was made to the formula for calculating the retirement benefit for management employees and for employees covered by the collective bargaining agreement with the International Brotherhood of Electrical Workers, Local 1900 who retire on or after January 1, 2010 and for employees covered by Office and Professional Employees International Union Local 2 who retire on or after January 1, 2009. The retirement benefit for these employees will be determined by using the average of the retiree’s highest three years of earnings, rather than the average of the retiree’s last three years of earnings. The benefit for the International Brotherhood of Teamsters, Local 96 is still based on the employees last three years of final average compensation.

An early retirement benefit, discounted for age, is available to employees at age 55 with five years of accredited service. Employees age 55 or older having any combination of age and accredited service that equals 90 or more and employees with 30 years of accredited service may retire early without discounting their pension for age. As of the date of this Form 10-K, of the Named Executive Officers, Mr. McCallister, our Chairman and CEO, Mr. Chapman, our President and Chief Operating Officer, Mr. Ammann, our Chief Financial Officer, and Ms. Gutermuth, our Chief Human Resource Officer, are eligible to receive an early retirement benefit.

The normal form of pension benefit is a joint and survivor annuity for an employee with an eligible spouse and a single-life annuity for an unmarried employee. Participants may elect among various payment options that will be the actuarial equivalent of the normal form of retirement benefit. There is no lump sum optional form of payment under the current Pension Plan.

Defined Benefit Supplemental Executive Retirement Plan

Each Named Executive Officer, except Mses. Gutermuth and Thornton, participates in the DB SERP, which is a non-qualified, unfunded defined benefit retirement plan. The purpose of the DB SERP is to provide an additional incentive to attract and retain key employees designated by the Board. The Board of Washington Gas designates participants in the DB SERP.

The DB SERP provides a retirement benefit that supplements the benefit payable under the Pension Plan. The benefit amount is based on years of benefit service and the average of the participant’s highest rates of annual basic compensation, including any short-term incentive awards, on December 31 of the three years out of the final five years of the participant’s service as a participant. Benefit service under the DB SERP consists of years of accredited service under the Pension Plan, plus the number of years of plan service under the DB SERP, to a maximum of 30 years. There is a vesting schedule for the benefit that varies depending upon the point in time the individual became a participant in the DB SERP.

At normal retirement, the DB SERP participant is entitled to an annual benefit equal to the participant’s vested percentage of an amount equal to 2% of final average compensation multiplied by the number of years of benefit service, reduced by the amount of the normal retirement benefit paid under the Pension Plan and the amount of any other supplemental pension benefit provided by Washington Gas. Participants in the CIC Plan, described elsewhere in this Form 10-K, may earn extra years of benefit service under the DB SERP in certain events of termination following a change in control, up to the maximum of 30 years of benefit service.

The DB SERP provides an unreduced retirement benefit at termination of employment at the normal retirement age of 65.

An early retirement benefit, discounted for age, is available to participants at age 55 with 10 years of benefit service. As of the date of this Form 10-K, the three Named Executive Officers who participate in the DB SERP, Mr. McCallister, our Chairman and CEO, Mr. Chapman, our President and Chief Operating Officer, and Mr. Ammann, our Chief Financial Officer, are eligible to receive an early retirement benefit under the DB SERP.

A participant in the DB SERP can elect the same forms of benefit available under the Pension Plan, and in addition can elect a lump sum payment form. For DB SERP benefits earned through December 31, 2004, the lump sum amount is limited to the amount of the benefit attributable to short-term incentive compensation. For benefits earned on and after January 1, 2005, participants may elect a lump sum benefit in any percentage.

WGL Holdings, Inc.
Washington Gas Light Company
Part III

The lump sum amount is an actuarial determination based on the participant’s life expectancy discounted using the yield on the zero-coupon U.S. Treasury security with maturity equal to the maturity of each year’s payment. The lump sum shall equal the sum of the discounted payments.

The DB SERP is unfunded. Accordingly, all benefits constitute an unfunded contractual payment obligation of the company and a participant’s right to receive payments under the DB SERP will be no greater than the right of an unsecured general creditor of the company.

Defined Contribution Supplemental Executive Retirement Plan

The DC SERP provides supplemental retirement benefits to executive officers who: (i) are not participants in the DB SERP; and (ii) are selected by the Board to participate in the DC SERP. Subject to certain conditions, the DC SERP provides the following benefits to participating employees: (i) a company credit equal to 6% of total pay (base salary and incentive pay); (ii) matching credit equal to 4% of annual short-term incentive pay only; and (iii) for employees who do not participate in the Pension Plan, an incentive credit equal to 4-6% of annual short-term incentive pay only depending on years of service. Benefits will be credited each pay period to a bookkeeping account maintained on behalf of the participant. Participant accounts will be credited with notional earnings and reduced for notional losses based upon the performance of investment alternatives selected by participants. Benefits will be paid in a lump sum upon the participant’s termination of employment or disability (whichever occurs first). The DC SERP is unfunded. Accordingly, all benefits constitute an unfunded contractual payment obligation of the company and a participant’s right to receive payments under the DC SERP will be no greater than the right of an unsecured general creditor of the company. Mses. Gutermuth and Thornton are participants in the DC SERP, and Ms. Thornton receives the additional incentive credit for employees who do not participate in the Pension Plan.

Defined Contribution Restoration Plan

The Defined Contribution Restoration Plan provides supplemental retirement benefits to employees: (i) who are not participants in the DB SERP; and (ii) whose base pay exceeds the limit set forth under Section 401(a)(17) of the Internal Revenue Code (i.e., $270,000 in 2017). Subject to certain conditions, the Defined Contribution Restoration Plan provides the following benefits to participating employees: (i) a base pay matching credit equal to 4% of the portion of the participant’s base pay only that exceeds the limit in Section 401(a)(17) of the Internal Revenue Code, and (ii) for employees who do not participate in the Pension Plan, a base pay restoration credit equal to 4-6% of the portion of the participant’s base pay only that exceeds the limit Section 401(a) (17) of the Internal Revenue Code. The actual percentage is based on years of service. Benefits are credited each pay period to a bookkeeping account maintained on behalf of the participant.

Participant accounts are credited with notional earnings and reduced for notional losses based upon the performance of investment alternatives selected by participants. Participants generally will be 100% vested in their Defined Contribution Restoration Plan benefits at all times except in the case of certain terminations of employment. Benefits will be paid in a lump sum upon a participant’s termination of employment or disability (whichever occurs first). The Defined Contribution Restoration Plan is unfunded. Accordingly, all benefits constitute an unfunded contractual payment obligation of the company and a participant’s right to receive payments under the Defined Contribution Restoration Plan will be no greater than the right of an unsecured general creditor of the company. Mses. Gutermuth and Thornton are participants in the Defined Contribution Restoration Plan.

Defined Benefit Restoration Plan

The Defined Benefit Restoration Plan provides supplemental retirement benefits to employees designated by the Board of Washington Gas who are not also participants in the DB SERP. The Defined Benefit Restoration Plan provides a retirement benefit that supplements the benefit payable under the Pension Plan. With certain exceptions, benefits under the plan vest over five years. Ms. Gutermuth is a participant in the Defined Benefit Restoration Plan.

At normal retirement, the Defined Benefit Restoration Plan participant is entitled to an annual benefit equal to the benefit under the Pension Plan, calculated (i) by including annual incentive compensation in the definition of final average compensation, (ii) based on the final three calendar years of accredited service, and (iii) without regard to the limits on compensation set forth in Section 401(a)(17) of the Internal Revenue Code; and then reduced by the amount of the normal retirement benefit paid under the Pension Plan.

The Defined Benefit Restoration Plan provides an unreduced retirement benefit at termination of employment at the normal retirement age of 65. An early retirement benefit, discounted for age, is available to vested participants at age 55.

WGL Holdings, Inc.
Washington Gas Light Company
Part III

In general, a participant in the Defined Benefit Restoration Plan can elect the same forms of benefit available under the Pension Plan, and in addition can elect a lump sum payment form. The Defined Benefit Restoration Plan is unfunded. Accordingly, all benefits constitute an unfunded contractual payment obligation of the company and a participant’s right to receive payments under the Defined Benefit Restoration Plan will be no greater than the right of an unsecured general creditor of the company.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Change in Control Severance Plan for Certain Executives

Each of the Named Executive Officers listed in the Summary Compensation Table in this Form 10-K participates in the CIC Plan. Change in control protections provide severance pay and, in some situations, vesting or payment of long-term incentive awards, upon a change in control. The change in control provisions under the CIC Plan are effective during the period of one year prior to, and two years following, a change in control of WGL or Washington Gas. The CIC Plan incorporates the definition of a change in control as defined in the Change in Control Policy (“CIC Policy”). “Change in control” is generally defined under the CIC Policy as the occurrence (subject to certain exceptions) of:

•	an acquisition by any person of 30% or more of the voting stock of WGL or Washington Gas;

•	a change in the majority of the Board of WGL;

•	a reorganization, merger, consolidation or sale of all or substantially all of the assets of WGL or Washington Gas; or

•	shareholder approval of a complete liquidation or dissolution of WGL.

Generally, during the one year prior and two years following a change in control, the executive is entitled to base salary, annual incentives, savings and retirement plans, welfare benefit plans, expenses, fringe benefits, office and vacation, consistent with those in place prior to the change in control or available after the change in control if more beneficial.

Annual base salary is defined as the amount equal to the highest base salary rate in effect during the period beginning 12 months immediately preceding a change in control and ending on the date of the Named Executive Officer’s termination. The annual incentive bonus is equal to each executive’s target annual bonus for the fiscal year in which the Named Executive Officer’s employment is terminated. With respect to all the Named Executive Officers, if the Named Executive Officer is terminated during the effective period for reasons other than cause, death or disability, or if the Named Executive Officer resigns for good reason, the Named Executive Officer is entitled to certain severance benefits. These benefits include:

•
salary replacement benefits equal to the sum of the executive’s annual base salary plus annual target incentive bonus multiplied by three for Messrs. McCallister, Chapman, and Ammann and Ms. Thornton; and multiplied by two for Ms. Gutermuth.

•
the sum of any unpaid base salary and vacation pay through the termination date and the product of the executive’s annual bonus and a fraction, the numerator of which is the number of days in the current fiscal year through the termination date, and the denominator of which is 365;

•	medical and dental replacement benefits for three years for Messrs. McCallister, Chapman, and Ammann and Ms. Thornton; and such benefits for two years for Ms. Gutermuth;

•
an additional three years of benefit service under the DB SERP for Messrs. McCallister, Chapman and Ammann, provided, in no event shall such additional service, when added to the executive’s DB SERP benefit service, exceed the maximum of 30 years (Mses. Gutermuth and Thornton do not participate in the DB SERP; their benefits under the DC SERP, and for Ms. Gutermuth, the DB Restoration, are 100% vested upon a change in control); and

•	outplacement services of up to $25,000; provided that such services are incurred by the executive within 12 months of his or her termination.

If a change in control payment exceeds the limit for deductible payments under Section 280G of the Internal Revenue Code by 10% or more, reimbursement will be made for the full amount of any excise taxes imposed on severance payments and any other payments under Section 4999 of the Internal Revenue Code and for all taxes due on the amount of that reimbursement. This excise tax gross-up provision is intended to preserve the level of change in control severance protections that we have determined to be appropriate. On November 17, 2010, the Board eliminated the reimbursement by the company of excise taxes imposed on such severance payments for any executive officers that become covered by the terms of the CIC Plan on or after January 1, 2011. Ms. Thornton is not eligible for a tax gross-up because she became covered under the CIC Plan after January 1,

WGL Holdings, Inc.
Washington Gas Light Company
Part III

2011. Pursuant to an amendment to the CIC Plan on November 12, 2015, however, the excise tax reimbursement provisions will expire on September 30, 2018 unless a change in control transaction has occurred or is then pending.

A Named Executive Officer’s outstanding performance shares and performance units may also vest upon a change in control or a qualified termination of employment following a change in control. For awards granted prior to September 22, 2015, half of the award vests at target upon the change in control and the other half of the award vests at target upon a qualified termination following a change in control (“double-trigger” vesting). All awards granted on or after September 22, 2015 are subject to double-trigger vesting at target or a specified change-in-control value based on actual performance. Together, the CIC Plan and the CIC Policy provide that a “qualified termination” triggers the receipt of severance benefits. Generally, a “qualified termination” of a participant in the CIC Plan means an involuntary termination of the participant (other than as a result of death, disability or for cause) or any termination of employment by the participant in the CIC Plan that is not initiated by the company and that is caused by any one or more of the following events, if such event occurs during the change in control effective period:

•
assignment to the participant, without his or her consent, of duties inconsistent in any material respect with the executive’s then current position or duties (including, for Messrs. McCallister, Chapman and Ammann and Ms. Thornton, not having their current position at the most senior resulting entity following the change in control), or any other action by the company which would cause him or her to violate ethical or professional obligations,

•	or which results in a significant diminution in such position or duties;

•
the participant, without his or her consent, being required to relocate to a principal place of employment that is both more than 35 miles from his or her existing principal place of employment, and farther from the participant’s current residence than his or her existing principal place of employment;

•
the company materially reduces, without his or her consent, the participant’s base salary rate or target bonus opportunity, or materially reduces the aggregate value of other incentives and retirement opportunity, or fails to allow the participant to participate in all welfare benefit plans, incentive, savings and retirement plan, fringe benefit plans and vacation benefits applicable to other senior executives; or

•	the company fails to obtain a satisfactory agreement from any successor entity to assume and agree to perform the company’s obligations to the Named Executive Officer under the CIC Plan.

A Named Executive Officer will not be able to receive severance benefits for a qualified termination if the executive continues in employment with the company for more than 90 days following the later of the occurrence or knowledge of an event or events that would constitute a qualified termination. Also, the Named Executive Officer will not be entitled to receive severance benefits under the CIC Plan if the Named Executive Officer’s employment with the company terminates because of a change in control and the Named Executive Officer accepts employment, or has the opportunity to continue employment, with a successor entity (other than under terms and conditions which would constitute a qualified termination).

The levels of change in control payments were developed in prior years and were either reaffirmed or adjusted after a thorough re-evaluation of such protection by the HR Committee in 2006. That re-evaluation included input from the HR Committee’s executive compensation adviser and considered both market practice and best practice. The HR Committee, with the advice of its compensation adviser, also re-evaluated certain elements of the change-in-control arrangements in 2016. The circumstances and payments of compensation following a change in control are provided by the CIC Plan. In approving the CIC Plan, the HR Committee considered data provided by its adviser regarding competitive market practices regarding change in control benefits for senior executives. The HR Committee also considered the corporate and shareholder value of retaining certain executives following a change in control. The multiples of pay for various levels of officers reflect the HR Committee’s judgment that those levels are fair, appropriate and reasonable for each officer.

In determining the appropriate payment and benefit levels under the CIC Plan, the HR Committee also considered the potential importance of retaining certain executives following a change in control to assist in a successful transition to a new organization and management.

The CIC Plan is intended in part to provide some protection of employment and benefits for executives who agree to remain with a new organization following a change in control. The CIC Plan is a material part of our total compensation program. Each component of this program, including base salary, incentives, retirement benefits and the CIC Plan, has been designed to meet certain unique purposes. In the absence of a CIC Plan, it is unlikely that other elements of the total compensation program would have been different to offset the risk posed by the lack of a CIC Plan. The reason for this is that no other element of compensation can achieve the aims of the CIC Plan.

WGL Holdings, Inc.
Washington Gas Light Company
Part III

The severance benefits available under the CIC Plan are not additive or cumulative to severance or termination benefits that a Named Executive Officer might also be entitled to receive under the terms of any other arrangement or agreement with the company. As a condition of participating in the CIC Plan, the Named Executive Officer must expressly agree that the CIC Plan supersedes all prior plans or agreements providing for severance benefits.

The following table lists the amounts the Named Executive Officers were eligible to receive from the company under the CIC Plan if a change in control had occurred and the Named Executive Officer’s employment was terminated either involuntarily without cause or as a result of a good reason termination effective as of September 30, 2017, the end of FY 2017. The amounts would be payable in a single lump sum and, to the extent required to comply with Section 409A of the Internal Revenue Code, would not be paid to the Named Executive Officer prior to the date that is six months from the date of termination. The calculations in the table below are based on a common stock price equal to $84.20 per share which was the closing price of WGL common stock on September 30, 2017, which was the last trading day of FY 2017.

INCREMENTAL PAYMENTS DUE TO CHANGE IN CONTROL
(Assuming termination of employment on September 30, 2017)

Payments Due to Change In Control	McCallister	Ammann	Chapman	Gutermuth	Thornton
Cash severance	$4,924,800	$2,256,000	$2,945,250	$1,488,000	$1,836,750
Additional value due to vesting of unvested performance shares and performance units(1)	$2,452,349	$739,715	$1,223,144	$614,640	$1,058,246
Additional SERP amount due to vesting and service credits(2)	$—	$674,411	$—	$7,217	$29,614
Medical and dental continuation	$49,863	$49,863	$49,863	$51,076	$23,436
Outplacement (maximum)	$25,000	$25,000	$25,000	$25,000	$25,000
Sec 280G excise tax and related gross-up (paid to IRS)(3)	$—	$2,003,000	$—	$1,261,000	$—
Cutback to avoid excise tax(4)	$(107,000)	$—	$—	$—	$(314,000)
TOTAL	$7,345,012	$5,747,989	$4,243,257	$3,446,933	$2,659,046

(1)	Excludes target values retirement-eligible executives would have been entitled to upon retirement.

(2)	SERP calculations were made using a 3.6% discount rate.

(3)
Rounded to the nearest $1,000 due to use of estimates in calculation. Represents a reimbursement to the executive to cover excise tax paid to the Internal Revenue Service on change in control benefits. The Board eliminated this benefit for employees who became covered under the CIC Plan after January 1, 2011, including Ms. Thornton.

(4)
Reduction in severance to avoid excise tax since CIC payments did not exceed the limit for deductible payments under Section 280G of the Internal Revenue code by at least 10%. For Ms. Thornton, the reduction creates a better net result.

All severance benefits payable under the CIC Plan are subject to each participant’s compliance with a post-employment restrictions policy. The policy defines the scope of restrictions that will apply to post-employment actions undertaken by executives who receive severance benefits following a termination of employment. The policy is intended to protect (i) confidential information belonging to the company that the executive had access to and possesses due to the nature of his or her position and (ii) the competitive business operations of the company. The restrictions under the policy last for one year following the executive’s date of termination. The policy prohibits any terminated Named Executive Officer that receives the severance benefits described above from soliciting employees or customers and disclosing “confidential information” of the company. For the purposes of the policy, “confidential information” includes, but is not limited to, non-public information regarding computer programs, discoveries or improvements, marketing, manufacturing, or organizational research and development, or business plans; sales forecasts; personnel information, including the identity of employees, their responsibilities, competence, abilities, and compensation; pricing and financial information; current and prospective customer lists and information on customers or their employees; information concerning planned or pending acquisitions or divestitures; and information concerning purchases of major equipment or property.

Incremental Payments Due to Other Terminations

The company has no employment contracts and no guaranteed severances for terminations other than upon a change in control. Upon retirement, (i) performance shares and performance units granted on or after September 22, 2015 will vest pro rata based on the number of months of employment during the performance period, and (ii) vesting of performance shares and performance units granted prior to September 22, 2015 is at the discretion of the HR Committee (the HR Committee has historically not vested such awards upon retirement).

WGL Holdings, Inc.
Washington Gas Light Company
Part III

DIRECTOR COMPENSATION

Cash compensation for non-employee directors’ service on the Boards of WGL and Washington Gas during FY 2017 consisted primarily of an annual retainer. Non-employee directors also received an annual equity award of WGL common stock under the WGL Holdings Directors’ Stock Compensation Plan, as amended (the “Directors’ Stock Plan”). Mr. McCallister, our Chairman and CEO, does not receive compensation for his service as a director.

Director Annual Retainer and Meeting Fees

Non-employee directors receive an annual cash retainer (paid quarterly), which is paid by Washington Gas. Directors were offered the opportunity to receive all or a portion of their cash compensation (including annual retainer and additional fees described below) on a deferred basis under the WGL Holdings and Washington Gas Deferred Compensation Plan for Outside Directors, which is described below under the heading “Director Deferred Compensation Plan.”

Every other year, the Board evaluates the competitiveness of WGL’s outside director compensation program relative to peer companies. Based on this evaluation, beginning in FY 2015, the Board increased the annual cash retainer fee and eliminated meeting fee payments until after the tenth Board meeting for the calendar year.

The table below presents the FY 2017 cash compensation arrangements for non-employee directors of WGL.

CASH COMPENSATION ARRANGEMENTS FOR NON-EMPLOYEE DIRECTORS IN FY 2017

Description of fees paid to non-employee Directors(1)	Washington Gas Dollar Amount	WGL Dollar Amount
Annual cash retainer (paid on a quarterly basis)	$90,000	$0
Meeting fees(2):
On days when both Boards meet	$1,000	$500
On days when both committees meet	$1,000	$500
On days when only one Board meets	$1,200	$1,200
On days when only one committee meets	$1,200	$1,200
Each day a director attends a director education program	$1,000	$500
Annual retainer to committee chairmen:
HR Committee	$12,500	$0
Audit Committee	$15,000	$0
Governance Committee	$10,000	$0
Lead Director annual retainer(3)	$20,000	$0

(1)	Allocation based on approximate time required for Board responsibilities for each company (1/3 WGL; 2/3 Washington Gas).

(2)	Paid after the tenth Board meeting. For FY 2017, there were 11 Board meetings, so each director received a $1,000 meeting fee in addition to his or her annual retainer.

(3)
In accordance with our Corporate Governance Guidelines, the Chairman of the Governance Committee simultaneously serves as Lead Director. The compensation for the Lead Director is separate from and in addition to the compensation for the Chairman of the Governance Committee even though these positions are simultaneously held by the same person. This policy underscores the importance of each respective position.

Directors’ Stock Plan

Pursuant to the terms of the Directors’ Stock Plan, shares of WGL common stock are awarded to each non-employee director annually. The amount of WGL common stock awarded to each non-employee director for 2017 was equal to $94,968.60 in value. The Directors’ Stock Plan is administered by the HR Committee. Employee directors are not eligible to participate in this plan. The shares of common stock awarded under the plan are immediately vested and non-forfeitable. The Directors’ Stock Plan is unfunded and will expire on March 4, 2020, if not previously terminated by the Board or by shareholders. Beginning in FY 2017, Directors were offered the opportunity to receive all or a portion of their annual equity retainer on a deferred basis under the WGL Holdings and Washington Gas Deferred Compensation Plan for Outside Directors, which is described below under the heading “Director Deferred Compensation Plan.”

WGL Holdings, Inc.
Washington Gas Light Company
Part III

The table below presents information regarding the total compensation paid to non-employee directors during FY 2017.

COMPENSATION PAID TO DIRECTORS IN FY 2017

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards(1) ($) (c)	Change in Pension Value and Non-qualified Deferred Compensation Earnings(2) ($) (f)	Total ($) (h)
Michael D. Barnes	$114,000	$94,969	$—	$208,969
George P. Clancy, Jr.	$105,750	$94,969	$88,482	$289,201
James W. Dyke, Jr.	$94,500	$94,969	$—	$189,469
Nancy C. Floyd	$91,500	$94,969	$—	$186,469
Linda R. Gooden	$94,500	$94,969	$8,883	$198,352
James F. Lafond	$108,375	$94,969	$115,173	$318,517
Debra L. Lee	$91,500	$94,969	$—	$186,469
Dale S. Rosenthal	$91,500	$94,969	$10,686	$197,155

Columns (d) “Option Awards”, (e) “Non-Equity Incentive Plan Compensation” and (g) “All Other Compensation” have been omitted in accordance with SEC rules because no such compensation was awarded to, earned by, or paid to directors during FY 2017.

(1)
On January 3, 2017, each of the non-employee directors received an award of 1,245 shares of WGL common stock in accordance with the terms of the Directors’ Stock Plan. The amounts reported for stock awards reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The grant date fair value of each equity award computed in accordance with FASB ASC Topic 718 was $76.28 per share. For a discussion of assumptions and methodologies used to calculate the amounts in column (c), see Note 11 (Stock-Based Compensation) to the WGL consolidated financial statements, included as part of this Form 10-K.

(2)
Amounts in this column only reflect earnings on non-qualified deferred compensation. Mr. Barnes is the only director that has any retirement benefits. As described below under “Director Retirement Plan,” Mr. Barnes’ retirement benefits are frozen and, therefore, there is no change in value.

Non-Employee Director Compensation Decisions

Non-employee directors are compensated in accordance with the terms of our director compensation program. The director compensation program in effect through FY 2016 was determined based on a 2014 Meridian study of similar programs at peers. In 2016, Meridian compared the program to director pay survey data. Based on that work, for FY 2017 the Board increased the cash retainer to $90,000, increased the Governance Committee Chairman retainer to $10,000 per year and increased the equity retainer to $95,000 per year.

The Board may take action at any time to amend the amount or type of compensation it receives. A director who is employed by the company does not receive compensation for his or her role as a director. The executive officers of the company do not have a role in determining or recommending the amount or form of compensation received by directors. Other than conducting the director pay review discussed above, Meridian has no role in determining the compensation of the Board.

Director Deferred Compensation Plan

Non-employee directors of the company are eligible to defer up to 100% of their cash and, beginning in FY 2017, equity Board compensation under the WGL Holdings and Washington Gas Light Company Deferred Compensation Plan for Outside Directors, as amended and restated (the “Director Deferred Compensation Plan”). This includes the deferral of the payment of annual Board and committee cash retainers, Board and committee meeting fees, fees for attending director education programs and awards under the Directors Stock Plan. Deferrals are set at percentage increments of 10%. Interest is earned on deferred cash amounts, compounded quarterly.

WGL Holdings, Inc.
Washington Gas Light Company
Part III

The interest rate on cash amounts deferred on or after January 1, 2013 is equal to the weighted average interest rate of all of the company’s outstanding debt because, in any one year, the liability that the company has to directors is a consolidation of fees deferred over a number of years by directors. Therefore, the funds displace other long-term borrowings that the company would have otherwise utilized. The interest rate earned on compensation deferred after January 1, 2013 is determined on January 1 each year. The applicable interest rate for calendar year 2017 is expected to be 4.21%. The interest rate on amounts that were deferred prior to January 1, 2013 is equal to the weekly average yield to maturity for 10-year U.S. Government fixed interest rate securities issued at the time of the deferral, with a minimum rate of 8% per year. Stock awards that are deferred will receive notional dividends, which are deemed to be immediately reinvested in additional shares of WGL common stock, and are thus paid in stock.

Directors may elect to defer distribution of their compensation for a minimum period of one year following the end of the year in which compensation is deferred or until the director’s retirement from the Board. Deferred compensation may be distributed earlier than the time period specified by a director in the event of the director’s retirement, disability, death or upon the occurrence of a severe financial hardship. Directors may elect to receive payment of deferred amounts in a lump sum or, for cash awards only, in equal annual installments up to a ten-year period. Directors must elect the time and method of distribution at the same time they submit a deferral application. Payments commence within 30 days of the event that triggers payout.

The amount of early withdrawals or accelerated payments made in connection with a severe financial hardship is limited in accordance with applicable tax laws. The administrator of the Director Deferred Compensation Plan has the sole discretion to determine whether such an early withdrawal or accelerated payment in the event of a severe financial hardship will be permitted.

Director Retirement Plan

A retirement plan for non-employee directors of Washington Gas, which was originally adopted in 1995, was terminated by the board of directors of Washington Gas effective January 1, 1998, subject to vesting of benefits earned by the directors as of that date. Of the current directors, only Mr. Barnes has vested benefits under this plan. These benefits are frozen and will be paid out in a fixed amount of $10,200 per year to Mr. Barnes for a ten-year period commencing after his retirement from the Board.

Donations to Civic Organizations and Charities

Washington Gas has a long-standing tradition of supporting charitable and civic organizations within the Washington, DC metropolitan area by contributing financial donations and employee volunteer resources. None of these donations in FY 2017 were made in the name of a director of WGL or Washington Gas.

Board Stock Ownership Guidelines

The Board has established stock ownership guidelines pursuant to which each Board member should own shares of WGL having a value of at least five times the amount of his or her annual cash retainer (i.e., at least $450,000 during FY 2017). New directors have five years from the date of their election to the Board to acquire this level of ownership. Equity compensation that is deferred pursuant to the Director Deferred Compensation Plan, including dividends that are deemed to be reinvested in shares thereunder, are counted towards a director’s stock ownership requirement. Based on the closing price of the common stock of WGL on October 31, 2017, each of the directors was in compliance with the stock ownership guidelines as of that date.

WGL Holdings, Inc.
Washington Gas Light Company
Part III

Appendix A

Reconciliation of Non-GAAP Financial Measures (Unaudited)

The tables below reconcile operating earnings (loss) on a consolidated basis to GAAP net income (loss) applicable to common stock and adjusted EBIT on a segment basis to EBIT. Management believes that operating earnings (loss) and adjusted EBIT provide a meaningful representation of our earnings from ongoing operations on a consolidated and segment basis, respectively. These measures facilitate analysis by providing consistent and comparable measures to help management, investors and analysts better understand and evaluate our operating results and performance trends, and assist in analyzing period-to-period comparisons. Additionally, we use these non-GAAP measures to report to the board of directors and to evaluate management’s performance.
To derive our non-GAAP measures, we adjust for the accounting recognition of certain transactions (non-GAAP adjustments) based on at least one of the following criteria:

•	To better match the accounting recognition of transactions with their economics;

•	To better align with regulatory view/recognition;

•	To eliminate the effects of:

i.	Significant out of period adjustments;

ii.	Other significant items that may obscure historical earnings comparisons and are not indicative of performance trends; and

iii.	For adjusted EBIT, other items which may obscure segment comparisons.
There are limits in using operating earnings (loss) and adjusted EBIT to analyze our consolidated and segment results, respectively, as they are not prepared in accordance with GAAP and may be different than non-GAAP financial measures used by other companies. In addition, using operating earnings (loss) and adjusted EBIT to analyze our results may have limited value as they exclude certain items that may have a material impact on our reported financial results. We compensate for these limitations by providing investors with the attached reconciliations to the most directly comparable GAAP financial measures.

The following tables represent the reconciliation of non-GAAP operating earnings to GAAP net income (loss) applicable to common stock (consolidated by quarter):

	Fiscal Year Ended September 30,
(In thousands, except per share data)	2017	2016(1)
Operating earnings (loss)	$160,244	$155,600
Non-GAAP adjustments(2)	55,368	14,477
De-designated interest rate swaps(3)	(5,570)	—
Income tax effect of non-GAAP adjustments(4)	(17,422)	(2,483)
Net income (loss) applicable to common stock	192,620	$167,594
Diluted average common shares outstanding	51,475	50,564
Operating earnings (loss) per share	$3.11	$3.08
Per share effect of non-GAAP adjustments	0.63	0.23
Diluted earnings (loss) per average common share	$3.74	$3.31
(1)Prior year non-GAAP measures have been recast to include $15.2 million of pre-tax losses associated with the index price used in certain gas purchases from Antero. The index price used to invoice these purchases had been the subject of an arbitration proceeding; however, in February 2017, the arbitral tribunal ruled in favor of Antero.

(2)Refer to the reconciliations of adjusted EBIT to EBIT below for further details on our non-GAAP adjustments. Note that non-GAAP adjustments associated with interest expense or income taxes are shown separately and are not included in the reconciliation from adjusted EBIT to EBIT.

(3)Non-GAAP adjustment related to mark-to-market valuations on forward starting interest rate swaps associated with anticipated future financing. Due to certain covenants in the Merger Agreement with AltaGas, it is no longer probable that the 30-year debt issuance that the swaps were originally intended to hedge will occur. However, we believe that some form of financing will continue to be required. The hedges were de-designated in January 2017.

(4)Non-GAAP adjustments are presented on a gross basis and the income tax effects of those adjustments are presented separately. The income tax effects of non-GAAP adjustments, both current and deferred, are calculated at the individual company level based on the applicable composite tax rate for each period presented, with the exception of transactions not subject to income taxes. Additionally, the income tax effect of non-GAAP adjustments includes investment tax credits related to distributed generation assets.

WGL Holdings, Inc.
Washington Gas Light Company
Part III

The following tables summarize non-GAAP adjustments by operating segment and present a reconciliation of adjusted EBIT to EBIT. EBIT is defined as earnings before interest and taxes, less amounts attributable to non-controlling interest. Items we do not include in EBIT are interest expense, inter-company financing activity, dividends on Washington Gas preferred stock, and income taxes.

Fiscal Year Ended September 30, 2017
(In thousands)	Regulated Utility	Retail Energy- Marketing	Commercial Energy Systems	Midstream Energy Services	Other Activities(j)	Eliminations	Total
Adjusted EBIT	$227,228	$41,597	$47,586	$10,880	$(4,862)	$1,328	$323,757
Non-GAAP adjustments:
Unrealized mark-to-market valuations on energy-related derivatives(a)	49,338	11,598	—	18,823	—	(363)	79,396
Storage optimization program(b)	1,496	—	—	—	—	—	1,496
DC weather impact(c)	(11,755)	—	—	—	—	—	(11,755)
Distributed generation asset related investment tax credits(d)	—	—	(6,752)	—	—	—	(6,752)
Change in measured value of inventory(e)	—	—	—	7,986	—	—	7,986
Merger related costs(f)	—	—	—	—	(12,902)	—	(12,902)
Third party guarantee(g)	—	—	—	—	(2,101)	—	(2,101)
Total non-GAAP adjustments	$39,079	$11,598	$(6,752)	$26,809	$(15,003)	$(363)	$55,368
EBIT	$266,307	$53,195	$40,834	$37,689	$(19,865)	$965	$379,125

Fiscal Year Ended September 30, 2016
(In thousands)	Regulated Utility	Retail Energy- Marketing	Commercial Energy Systems	Midstream Energy Services	Other Activities(i)	Eliminations	Total
Adjusted EBIT	$224,314	$54,219	$27,329	$2,647	$(3,184)	$(504)	$304,821
Non-GAAP adjustments:
Unrealized mark-to-market valuations on energy-related derivatives(a)	11,951	10,749	—	20,708	—	—	43,408
Storage optimization program (b)	(376)	—	—	—	—	—	(376)
DC weather impact(c)	(9,392)	—	—	—	—	—	(9,392)
Distributed generation asset related investment tax credits(d)	—	—	(5,337)	—	—	—	(5,337)
Change in measured value of inventory(e)	—	—	—	(15,548)	—	—	(15,548)
Net insurance proceeds(h)	1,722	—	—	—	—	—	1,722
Total non-GAAP adjustments	$3,905	$10,749	$(5,337)	$5,160	$—	$—	$14,477
EBIT	$228,219	$64,968	$21,992	$7,807	$(3,184)	$(504)	$319,298
Footnotes:

(a)
Adjustments to eliminate unrealized mark-to-market gains (losses) for our energy-related derivatives for our regulated utility and retail energy-marketing operations as well as certain derivatives related to the optimization of transportation capacity for the midstream energy services segment. With the exception of certain transactions related to the optimization of system capacity assets as discussed in footnote (b) below, when these derivatives settle, the realized economic impact is reflected in our non-GAAP results, as we are only removing interim unrealized mark-to-market amounts.

(b)
Adjustments to shift the timing of storage optimization margins for the regulated utility segment from the periods recognized for GAAP purposes to the periods in which such margins are recognized for regulatory sharing purposes. In addition, lower-of-cost or market adjustments related to system and non-system storage optimization are eliminated for non-GAAP reporting because the margins will be recognized for regulatory purposes when the withdrawals are made at the unadjusted historical cost of storage inventory.

(c)
Eliminates the estimated financial effects of warm or cold weather in the District of Columbia, as measured consistent with our regulatory tariff. Washington Gas has regulatory weather protection mechanisms in Maryland and Virginia designed to neutralize the estimated financial effects of weather. Utilization of normal weather is an industry standard, and it is our practice to evaluate our rate-regulated revenues by utilizing normal weather and to provide estimates and guidance on the basis of normal weather.

(d)
To reclassify the amortization of deferred investment tax credits from income taxes to operating income for the commercial energy systems segment. These credits are a key component of the operating success of this segment and therefore are included within adjusted EBIT to help management and investors better assess the segment's performance.

(e)
For our midstream energy services segment, adjustments to reflect storage inventory at market or at a value based on the price used to value the physical forward sales contract that is economically hedging the storage inventory. Adjusting our storage optimization inventory in this fashion better aligns the settlement of both our physical and financial transactions and allows investors and management to better analyze the results of our non-utility asset optimization strategies. Additionally, this adjustment also includes the net effect of certain sharing mechanisms on the difference between the changes in our non-GAAP storage inventory valuations and the unrealized gains and losses on derivatives not subject to non-GAAP adjustments.

(f)	Adjustment to eliminate external costs associated with the Merger Agreement with AltaGas.

(g)	Guarantee on behalf of a third party associated with a solar investment.

(h)
Represents the net proceeds of an environmental insurance policy, net of regulatory sharing. The adjustment for the quarter ended September 30, 2016, includes $0.9 million related to prior periods of fiscal year 2016.

(i)	Activities and transactions that are not significant enough on a standalone basis to warrant treatment as an operating segment and that do not fit into one of our four operating segments.

WGL Holdings, Inc.
Washington Gas Light Company
Part III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The table below presents information regarding compensation plans under which common stock may be issued to employees and non-employees as compensation as of September 30, 2017. The company currently has three such plans: the Directors’ Stock Plan, the 2016 Omnibus Incentive Compensation Plan (the “2016 Plan”) and the 2007 Omnibus Incentive Compensation Plan (the “2007 Plan”). Total shares shown in the below table include 61,224 shares available for future issuance under the Directors’ Stock Plan, 488,490 shares available for issuance under the 2007 Plan and 2,197,546 shares available for issuance under the 2016 Plan. No further grants will be made under the 2007 Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)(1)

Equity compensation plans approved by security holders	0	0	2,747,260
Equity compensation plans not approved by security holders	0	0	0
TOTAL	0	0	2,747,260

(1)
Includes 274,882 non-vested and outstanding performance shares. The number of shares of common stock that are issued upon the vesting of performance shares may range from zero to 200 percent of the number of performance shares outstanding (for grants made in FY 2014) and from zero to 150% of the number of performance shares outstanding (for grants made in FY 2015 or later). The number of shares that are issued is determined under formulas based on one of the following criteria: (i) our achievement of performance goals for total shareholder return relative to the long-term incentive peer group and (ii) whether our earnings per share exceed dividends declared per share, in each case, during the performance period. These formulas are further described above in this Form 10-K in the Compensation Discussion and Analysis section under the caption, “Long-Term Incentive Compensation.” The number of securities remaining available for future issuance under the 2016 Plan is reduced upon the issuance of shares underlying performance shares, not at the time of grant.

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth the information as of October 31, 2017, regarding outstanding common stock of WGL beneficially owned by each director, each nominee for election as a director, the executive officers named in the Summary Compensation Table in this Form 10-K, and all directors, nominees and executive officers as a group. Each of the individuals listed beneficially owned less than 1% of WGL’s outstanding common stock. All directors and executive officers as a group beneficially owned approximately 1% of WGL's outstanding common stock on October 31, 2017.

SECURITY OWNERSHIP OF DIRECTORS AND OFFICERS

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)
Vincent L. Ammann, Jr.	53,742
Michael D. Barnes	15,003
Adrian P. Chapman	92,910

WGL Holdings, Inc.
Washington Gas Light Company
Part III

George P. Clancy, Jr.	24,806
James W. Dyke, Jr.	11,573
Nancy C. Floyd	10,592
Luanne S. Gutermuth	18,335
Linda R. Gooden	7,898
James F. Lafond	16,147
Debra L. Lee	6,125
Terry D. McCallister	147,208
Leslie T. Thornton	17,039
Dale S. Rosenthal(2)	5,890
All directors, nominees and executive officers as a group (22 people):	537,252

(1)
Except as noted below and except for 9,364 shares held indirectly by executive officers through our 401(k) Plan, all shares are directly owned by persons shown in this table. None of the individuals listed above nor any other executive officers own stock options.

(2)	Includes 800 shares held by the Robert Rosenthal Marital Trust.

The following table sets forth information as of October 31, 2017 regarding any person who is known to WGL to be the beneficial owner of more than five percent of WGL common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
BlackRock, Inc., 55 East 52nd Street, New York, NY	5,315,178(1)	10.35%
The Vanguard Group, Inc., 100 Vanguard Blvd., Malvern, PA 19355	4,599,857(2)	8.96%
State Street Corporation, State Street Financial Center, One Lincoln Street, Boston, MA 02111	3,848,511(3)	7.49%

(1)
This information is based on a Form 13G/A, filed on January 9, 2017, with the SEC by BlackRock, Inc., which reported that it had sole voting authority over 5,206,947 shares and sole investment authority over the shares.

(2)
This information is based on a Form 13G/A, filed on February 10, 2017, with the SEC by The Vanguard Group, Inc., which reported that it had sole and shared voting authority over 62,758 and 5,642 shares, respectively, and sole and shared investment authority over 4,534,101 and 65,756 shares, respectively.

(3)
This information is based on a Form 13G, filed on February 10, 2017, with the SEC by State Street Corporation, which reported that it had shared voting authority and shared investment authority over the shares.

Other than the pending Merger, WGL is unaware of any arrangement the operation of which may at a subsequent date result in a change in control of WGL.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures for Review, Approval or Ratification of Related-Person Transactions

Our policies and procedures for the review, approval or ratification of related person transactions are set forth in our Related Person Transactions Policy. In summary, a related person transaction is a consummated or currently proposed transaction in which we were or are to be a participant and the amount involved exceeds $120,000, and in which a related person (i.e., any director, executive officer, nominee for director, beneficial owner of more than 5% of our common stock, or any member of the immediate family of such person) has or will have a direct or indirect material interest.

The Governance Committee is responsible for reviewing and approving all material transactions with any related person. This obligation is set forth in the Governance Committee charter.

To identify related party transactions, each year we submit and require our directors and officers to complete director and officer questionnaires identifying any transactions with us in which the officer or director or their family members have an interest. We also distribute questionnaires to directors, executive officers and others within the company to identify related party transactions for purposes of meeting accounting and disclosure requirements under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 850. We review related party transactions due to the potential for a conflict of interest. A conflict of interest occurs when an individual’s private interest interferes, or appears to interfere, in any way with the company’s interests. Our code of conduct requires all directors, officers and employees who may have a potential or apparent conflict of interest to notify their supervisor or the company’s Compliance Officer.

We expect our directors, officers and employees to act and make decisions that are in the company’s best interests and we encourage them to avoid situations that present a conflict between our interests and their own personal interests. Our directors, officers and employees are prohibited from taking any action that may make it difficult for them to perform their duties, responsibilities and services to the company in an objective and fair manner. In addition, we are prohibited from extending personal loans to, or guaranteeing the personal obligations of, any director or officer.

No Material Related Person Transactions During FY 2017

There were no material related person transactions during FY 2017 and no transactions were considered or reviewed for approval in connection with our Related Person Transactions Policy.

Director Independence

The Board has determined that each of the current directors other than Mr. McCallister is independent pursuant to the guidelines set forth by the NYSE. In determining independence, the Board considered the specific criteria for independence as set forth in the NYSE Listed Company Manual and also the facts and circumstances of any other relationships of individual directors with WGL or its affiliates. In addition, all members of each of the Audit, Human Resources and Governance Committees of the Board meet the independence requirements applicable to those committees.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

FY 2017 AND FY 2016 AUDIT FIRM FEE SUMMARY

Deloitte & Touche LLP (“Deloitte”), the company’s independent public accounting firm, billed the company the following fees for FY 2017 and FY 2016:

	FY 2017	FY 2016
Audit Fees(1)	$2,516,005	$2,545,279
Audit Related Fees(2)	$240,490	$373,952
Tax Fees(3)	$144,566	$50,000
All Other Fees(4)	$14,388	$20,054
TOTAL FEES	$2,915,449	$2,989,285

Services Provided by Deloitte

All services rendered by Deloitte are permissible under applicable laws and regulations and were pre-approved by the Audit Committee or by the Chairman of the Audit Committee by delegated authority as required by law. The fees paid to Deloitte for services are described in the above table under the categories listed below.

WGL Holdings, Inc.
Washington Gas Light Company
Part III

(1)Audit Fees - These are fees for professional services performed by Deloitte for the audit of the company’s annual financial statements and review of financial statements included in the company’s quarterly filings on Form 10-Q, and services that are normally provided in connection with statutory and regulatory filings or engagements. For FY 2017 and FY 2016, the total audit fees include $653,037 and $673,691, respectively, to perform an assessment of the company’s internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.

(2)Audit Related Fees - These are fees for services performed by Deloitte related to the audit.
(3)Tax Fees - These are fees for professional services performed by Deloitte with respect to tax compliance, tax advice and tax planning. This includes review of tax returns for the company and its consolidated subsidiaries.

(4)All Other Fees - These are fees for other permissible work performed by Deloitte that does not meet the above category descriptions.

These services are actively monitored (as to both spending level and work content) by the Audit Committee to maintain the appropriate objectivity and independence in Deloitte’s core work, which is the audit of the company’s consolidated financial statements and the assessment of internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.

Pre-Approval Policy for Audit and Non-Audit Services

In accordance with the provisions of the Sarbanes-Oxley Act of 2002, all audit and non-audit services provided to the company by its independent public accounting firm must be pre-approved by the Audit Committee. The Sarbanes-Oxley Act of 2002 permits the Audit Committee to delegate to one of its members the authority to approve audit and non-audit services by the company’s independent public accounting firm when the Audit Committee is not in session. The Audit Committee has adopted a policy that allows the Chairman of the Audit Committee to approve audit-related services provided by the company’s independent public accounting firm between meetings of the Audit Committee if the fees for the services do not exceed $100,000. The Chairman of the Audit Committee will report as soon as possible to the other Audit Committee members if the Chairman is required to use this delegated authority between Audit Committee meetings. However, under the policy, the entire Audit Committee must approve any non-audit related services to be provided by the company’s independent public accounting firm prior to the provision of such services. All services reported in the preceding schedule for FY 2017 and FY 2016 were pre-approved by either the full Audit Committee or by the Chairman of the Audit Committee, by delegated authority.

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

Schedule/ Exhibit	Description

II	Valuation and Qualifying Accounts and Reserves for the years ended September 30, 2017, 2016 and 2015—WGL Holdings, Inc.

Valuation and Qualifying Accounts and Reserves for the years ended September 30, 2017, 2016 and 2015—Washington Gas Light Company.

(a)(3)	Exhibits

Exhibits Filed Herewith:

10.1	WGL Holdings, Inc. and Washington Gas Light Company Deferred Compensation Plan for Outside Directors.*

12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—WGL Holdings, Inc.

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—Washington Gas Light Company.

21	Subsidiaries of WGL Holdings, Inc.

23	Consent of Deloitte & Touche LLP.

24	Power of Attorney

31.1	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vincent L. Ammann, Jr., the Senior Vice President and Chief Financial Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Vincent L. Ammann, Jr., the Senior Vice President and Chief Financial Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

WGL Holdings, Inc.
Washington Gas Light Company
Part IV
Item 15. Exhibits and Financial Statement Schedules (continued)

Schedule/ Exhibit	Description

Exhibits Incorporated by Reference:

2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1
Agreement and Plan of Merger, dated as of January 25, 2017, among WGL Holdings, Inc., Wrangler Inc. and AltaGas, Ltd. (incorporated by reference to Exhibit 2.1 to WGL Holdings, Inc.'s Form 8-K filed January 27, 2017).

2.2
Subscription Agreement for Series A Non-Voting Non-Convertible Perpetual Preferred Stock, dated as of January 25, 2017, by and between WGL Holdings, Inc. and AltaGas Ltd. (incorporated by reference to Exhibit 2.2 to WGL Holdings, Inc.'s Form 8-K filed January 27, 2017).

3	Articles of Incorporation & Bylaws:

3.1	Washington Gas Light Company Charter (incorporated by reference to Exhibit 4 to Registration Statement on Washington Gas Light Company's Form S-3 filed July 21, 1995).

3.2	Articles of Incorporation of WGL Holdings, Inc. (incorporated by reference to Appendix B to Registration Statement on WGL Holdings, Inc.'s Form S-4 filed February 2, 2000).

3.3	Bylaws of WGL Holdings, Inc. as amended effective April 1, 2013 (incorporated by reference to Exhibit 3.1 to WGL Holdings, Inc.'s Form 8-K filed March 13, 2013).

3.4
Bylaws of Washington Gas Light Company, as amended on September 2, 2016 (incorporated by reference to Exhibit 3.1 to Washington Gas Light Company's Form 10-K for the fiscal year ended September 30, 2016 filed on November 22, 2016).

4	Instruments Defining the Rights of Security Holders including Indentures:

4.1
Indenture Agreement dated August 28, 2014, entered into by and between WGL Holdings, Inc. and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 to WGL Holdings, Inc.'s Form 8-K filed October 15, 2014).

4.2
First Supplemental Indenture relating to 2.25% Senior Notes due 2019, dated October 24, 2014, by and between WGL Holdings, Inc. and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.2 to WGL Holdings, Inc.'s Form 8-K filed October 24, 2014).

4.3
Second Supplemental Indenture relating to 4.60% Senior Notes due 2044, dated October 24, 2014, by and between WGL Holdings, Inc. and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.3 to WGL Holdings, Inc.'s Form 8-K filed October 24, 2014).

4.4
Indenture, dated September 1, 1991 between Washington Gas Light Company and The Bank of New York, as Trustee, regarding issuance of unsecured notes (incorporated by reference to an exhibit to Washington Gas Light Company's Form 8-K filed September 19, 1991).

4.5
Supplemental Indenture, dated September 1, 1993 between Washington Gas Light Company and The Bank of New York, as Trustee, regarding the addition of a new section to the Indenture dated September 1, 1991 (incorporated by reference to an exhibit to Washington Gas Light Company's Form 8-K filed September 10, 1993).

4.6
Terms Agreement, dated September 13, 2016, between Washington Gas Light Company, MUFG Securities Americas Inc., Wells Fargo Securities, LLC, BB&T Securities, LLC, TD Securities (USA) LLC and The Williams Capital Group, L.P. (incorporated by reference to Exhibit 1.1 to Washington Gas Light Company's Form 8-K filed September 19, 2016).

4.7
Terms Agreement, dated September 13, 2017, between Washington Gas Light Company, MUFG Securities Americas Inc. and RBC Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to Washington Gas Light Company's Form 8-K filed September 19, 2017).

10	Material Contracts

WGL Holdings, Inc.
Washington Gas Light Company
Part IV
Item 15. Exhibits and Financial Statement Schedules (continued)

10.2
Limited Liability Company Agreement of Meade Pipeline Co. LLC entered into on February 14, 2014, by and between WGL Midstream, Inc., COG Holdings LLC, Vega Midstream MPC LLC, River Road Interests LLC, and VED NPI I, LLC (incorporated by reference to Exhibit 10.1 to WGL Holdings, Inc.'s Form 10-Q for the quarter ended March 31, 2014 filed May 8, 2014).

10.3
Construction and Ownership Agreement entered into on February 14, 2014, by and between Transcontinental Gas Pipe Line Company, LLC and Meade Pipeline Co. LLC (incorporated by reference to Exhibit 10.2 to WGL Holdings, Inc.'s Form 10-Q for the quarter ended March 31, 2014 filed May 8, 2014).

10.4
Lease Agreement between Transcontinental Gas Pipe Line Company, LLC and Meade Pipeline Co. LLC (incorporated by reference to Exhibit 10.3 to WGL Holdings, Inc.'s Form 10-Q for the quarter ended March 31, 2014 filed May 8, 2014).

Other Services Contracts

10.5
Master Services Agreement, effective June 19, 2007, with Accenture LLP, related to business process outsourcing, and service technology enhancements (incorporated by reference to Exhibit 10.1 to WGL Holdings, Inc.'s Form 10-Q for the quarter ended June 30, 2007 filed August 9, 2007). Portions of this exhibit were omitted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission.

Gas transportation and storage contracts

10.6
Amended Service Agreement, effective October 31, 2008, with Columbia Gas Transmission, LLC related to Firm Storage Service Transportation (incorporated by reference to Exhibit 10.1 to WGL Holdings, Inc.'s Form 10-K for the fiscal year ended September 30, 2009 filed November 25, 2009) (consolidated into Agreement 100303).

10.7
Service Agreement, effective October 31, 2008, with Columbia Gas Transmission, LLC related to Firm Storage Service Transportation (incorporated by reference to Exhibit 10.3 to WGL Holdings, Inc.'s Form 10-Q for the quarter ended June 30, 2009 filed August 7, 2009) (consolidated into Agreement 100303).

10.8
Service Agreement, effective November 1, 2005, with Columbia Gas Transmission, LLC related to Firm Storage Service Transportation (Agreement 85038) (incorporated by reference to Exhibit 10.3 to WGL Holdings, Inc.'s Form 10-K for the fiscal year ended September 30, 2005 filed December 14, 2005) (consolidated into Agreement 100303).

10.9
Service Agreement, renegotiated and effective June 1, 2004, as amended, with Columbia Gas Transmission, LLC related to Storage Service (incorporated by reference to Exhibit 10.8 to WGL Holdings, Inc.'s Form 10-K for the fiscal year ended September 30, 2004 filed December 14, 2004) (Agreement 78839) (consolidated into Agreement 100303).

10.10
Service Agreement, renegotiated and effective June 1, 2004, as amended, with Columbia Gas Transmission, LLC related to Storage Service (incorporated by reference to Exhibit 10.8 to WGL Holdings, Inc.'s Form 10-K for the fiscal year ended September 30, 2004 filed December 14, 2004) (Agreement 78840) (consolidated into Agreement 100303).

10.11
Service Agreement, effective October 31, 2008, with Columbia Gas Transmission, LLC related to Firm Storage Service (incorporated by reference to Exhibit 10.1 to WGL Holdings, Inc.'s Form 10-Q for the quarter ended June 30, 2009 filed August 7, 2009) (consolidated into Agreement 4409).

10.12
Service Agreement, effective November 1, 2005, with Columbia Gas Transmission, LLC related to Firm Storage Service (Agreement 85037) (incorporated by reference to Exhibit 10.2 to WGL Holdings, Inc.'s Form 10-K for the fiscal year ended September 30, 2005 filed December 14, 2005) (consolidated into Agreement 4409).

10.13
Service Agreement, renegotiated and effective June 1, 2004, as amended, with Columbia Gas Transmission, LLC related to Firm Storage Service (incorporated by reference to Exhibit 10.7 to WGL Holdings, Inc.'s Form 10-K for the fiscal year ended September 30, 2004 filed December 14, 2004) (Agreement 78844) (consolidated into Agreement 4409).

10.14
Service Agreement, renegotiated and effective June 1, 2004, as amended, with Columbia Gas Transmission, LLC related to Firm Storage Service (incorporated by reference to Exhibit 10.7 to WGL Holdings, Inc.'s Form 10-K for the fiscal year ended September 30, 2004 filed December 14, 2004) (Agreement 78845) (consolidated into Agreement 4409).

10.15
Service Agreement, renegotiated and effective June 1, 2004, as amended, with Columbia Gas Transmission, LLC related to Firm Storage Service (incorporated by reference to Exhibit 10.7 to WGL Holdings, Inc.'s Form 10-K for the fiscal year ended September 30, 2004 filed December 14, 2004) (Agreement 78846) (consolidated into Agreement 4409).

WGL Holdings, Inc.
Washington Gas Light Company
Part IV
Item 15. Exhibits and Financial Statement Schedules (continued)

10.16
Service Agreement, effective November 1, 2008, with Columbia Gas Transmission, LLC related to Firm Transportation Service (incorporated by reference to Exhibit 10.2 to WGL Holdings, Inc.'s Form 10-Q for the quarter ended June 30, 2009 filed August 7, 2009) (consolidated into Agreement 4484).

10.17
Service Agreement, effective November 1, 2005, with Columbia Gas Transmission, LLC related to Firm Transportation Service (Agreement 85036) (incorporated by reference to Exhibit 10.4 to WGL Holdings, Inc.'s Form 10-K for the fiscal year ended September 30, 2005 filed December 14, 2005) (consolidated into Agreement 4484).

10.18
Service Agreement, renegotiated and effective June 1, 2004, as amended, with Columbia Gas Transmission, LLC related to Firm Transportation Service (incorporated by reference to Exhibit 10.9 to WGL Holdings, Inc.'s Form 10-K for the fiscal year ended September 30, 2004 filed December 14, 2004) (Agreement 78834) (consolidated into Agreement 4484).

10.19
Service Agreement, renegotiated and effective June 1, 2004, as amended, with Columbia Gas Transmission, LLC related to Firm Transportation Service (incorporated by reference to Exhibit 10.9 to WGL Holdings, Inc.'s Form 10-K for the fiscal year ended September 30, 2004 filed December 14, 2004) (Agreement 78835) (consolidated into Agreement 4484).

10.20
Service Agreement, renegotiated and effective June 1, 2004, as amended, with Columbia Gas Transmission, LLC related to Firm Transportation Service (incorporated by reference to Exhibit 10.9 to Form 10-K for the fiscal year ended September 30, 2004 filed December 14, 2004) (Agreement 78836) (consolidated into Agreement 4484).

Management Contracts, Compensatory Plans or Arrangements with Executive Officers and Directors

10.21
Form of Performance Share Award Agreement, as amended on October 21, 2014 (incorporated by reference to Exhibit 10.1 to WGL Holdings, Inc.'s Form 10-K for the fiscal year ended September 30, 2014 filed November 21, 2014).*

10.22
Form of Performance Units Award Agreement, as amended on October 21, 2014 (incorporated by reference to Exhibit 10.2 to WGL Holdings, Inc.'s Form 10-K for the fiscal year ended September 30, 2014 filed November 21, 2014).*

10.23
Form of Performance Unit Award Agreement (Total Shareholder Return) (incorporated by reference to Exhibit 10.1 to WGL Holdings, Inc.'s Form 10-Q for the quarter ended December 31, 2015 filed February 5, 2016).*

10.24
Form of Performance Unit Award Agreement (Return on Equity) (incorporated by reference to Exhibit 10.2 to WGL Holdings, Inc.'s Form 10-Q for the quarter ended December 31, 2015 filed February 5, 2016).*

10.25
Form of Performance Share Award Agreement (Total Shareholder Return) (incorporated by reference to Exhibit 10.3 to WGL Holdings, Inc.'s Form 10-Q for the quarter ended December 31, 2015 filed February 5, 2016).*

10.26
Form of Performance Share Award Agreement (Dividend Coverage) (incorporated by reference to Exhibit 10.4 to WGL Holdings, Inc.'s Form 10-Q for the quarter ended December 31, 2015 filed February 5, 2016).*

10.27
Washington Gas Light Company Defined Contribution Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to Washington Gas Light Company's Form 10-Q for the quarter ended December 31, 2009 filed February 5, 2010).*

10.28
Washington Gas Light Company Defined Contribution Restoration Plan (incorporated by reference to Exhibit 10.2 to Washington Gas Light Company's Form 10-Q for the quarter ended December 31, 2009 filed February 5, 2010).*

10.29
Washington Gas Light Company Defined Benefit Restoration Plan (incorporated by reference to Exhibit 10.3 to Washington Gas Light Company's Form 10-Q for the quarter ended December 31, 2009 filed February 5, 2010).*

10.30
WGL Holdings, Inc. and Washington Gas Light Company Change in Control Severance Plan for Certain Executives, as amended on September 24, 2008 (incorporated by reference to Exhibit 10.1 to WGL Holdings, Inc.'s Form 10-K for the fiscal year ended September 30, 2008 filed December 1, 2008).*

10.31
Amendment 2015-1 to the WGL Holdings, Inc. and Washington Gas Light Company Change in Control Severance Plan for Certain Executives, dated November 12, 2015 (incorporated by reference to Exhibit 99.1 to WGL Holdings, Inc.'s Form 10-Q for the quarter ended December 31, 2015 filed February 5, 2016).*

10.32
WGL Holdings, Inc. and Washington Gas Light Company Change in Control Policy, dated December 15, 2006, as amended September 22, 2015 (incorporated by reference to Exhibit 99.1 to WGL Holdings, Inc.'s Form 8-K filed on January 20, 2016).*

WGL Holdings, Inc.
Washington Gas Light Company
Part IV
Item 15. Exhibits and Financial Statement Schedules (continued)

10.33
Washington Gas Light Company Supplemental Executive Retirement Plan, amended and restated effective January 1, 2005, as further amended on September 24, 2008 (incorporated by reference to Exhibit 10.3 to Washington Gas Light Company's Form 10-K for the fiscal year ended September 30, 2008 filed December 1, 2008).*

10.34	WGL Holdings, Inc. 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Appendix B of WGL Holdings, Inc.’s Definitive Proxy Statement on Schedule 14A filed January 20, 2016).*

10.35	WGL Holdings, Inc. Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to WGL Holdings, Inc.'s Form 8-K filed December 21, 2006).*

10.36
WGL Holdings, Inc. and Washington Gas Light Company Deferred Compensation Plan for Outside Directors, adopted December 18, 1985, and amended as of November 1, 2000 (incorporated by reference to Exhibit 10.2 to WGL Holdings, Inc.'s Form 10-K for the fiscal year ended September 30, 2001 filed December 20, 2001).*

10.37
Form of ROE Performance Units (FY 2018 Series) Award under WGL Holdings, Inc. 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to WGL Holdings, Inc.'s Form 8-K filed September 29, 2017).*

10.38
Form of Dividend Coverage Performance Shares (FY 2018 Series) Award under WGL Holdings, Inc. 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to WGL Holdings, Inc.'s Form 8-K filed September 29, 2017).*

10.39
Form of ROE Performance Shares (FY 2018 Series) Award under WGL Holdings, Inc. 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to WGL Holdings, Inc.'s Form 8-K filed September 29, 2017).*

Securities Distribution Agreements

10.40
Equity Distribution Agreement, dated November 24, 2015, by and among WGL Holdings, Inc., Wells Fargo Securities, LLC, BB&T Capital Markets, a division of BB&T Securities, LLC and RBC Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to WGL Holdings, Inc.'s Form 8-K filed November 24, 2015).

10.41
Distribution Agreement, dated September 10, 2015, by and among Washington Gas Light Company and BB&T Capital Markets, a division of BB&T Securities, LLC, Mitsubishi UFJ Securities (USA), Inc., TD Securities (USA) LLC, The Williams Capital Group, L.P., U.S. Bancorp Investments, Inc., Wells Fargo Securities, LLC and RBC Capital Markets, LLC, relating to the issuance and sale by Washington Gas Light Company of up to $600,000,000 aggregate principal amount of Medium-Term Notes, Series K (incorporated by reference to Exhibit 99.1 to Washington Gas Light Company's Form 8-K filed September 16, 2015).

Debt and Credit Agreements

10.42
Note Purchase Agreement, dated December 15, 2014, between the Washington Gas Light Company, New York Life Insurance and Annuity Corporation and New York Life Insurance Company (incorporated by reference to Exhibit 10.1 to Washington Gas Light Company's Form 8-K filed December 17, 2014).

10.43
Note Purchase Agreement dated November 2, 2009, entered into by and among Washington Gas Light Company and certain purchasers, for the issuance and sale by Washington Gas Light Company of $50 million of 4.76% notes due November 1, 2019 (incorporated by reference to Exhibit 4.1 to Washington Gas Light Company's Form 8-K filed November 6, 2009).

10.44
Form of Note issued in connection with the Note Purchase Agreement dated November 2, 2009, by and among Washington Gas Light Company and certain purchasers, regarding the issuance and sale by Washington Gas Light Company of $50 million of 4.76% notes due November 1, 2019 (incorporated by reference to Exhibit 4.2 to Washington Gas Light Company's Form 8-K filed November 6, 2009).

10.45
First Amendment to Credit Agreement, dated December 19, 2014, between WGL Holdings, Inc. the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent for the Lenders (incorporated by reference to Exhibit 10.1 to WGL Holdings, Inc.'s Form 8-K filed December 19, 2014).

10.46
First Amendment to Credit Agreement, dated December 19, 2014, between Washington Gas Light Company, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent for the Lenders (incorporated by reference to Exhibit 10.2 to Washington Gas Light Company's Form 8-K filed December 19, 2014).

WGL Holdings, Inc.
Washington Gas Light Company
Part IV
Item 15. Exhibits and Financial Statement Schedules (continued)

10.47
Credit Agreement dated as of April 3, 2012 among WGL Holdings, Inc., the lenders parties thereto, Wells Fargo Bank, National Association, as administrative agent; The Bank of Tokyo-Mitsubishi UFJ, Ltd. as syndication agent; Branch Banking and Trust Company and TD Bank, N.A., as documentation agents; and Wells Fargo Securities, LLC, The Bank of Tokyo-Mitsubishi UFJ, Ltd., BB&T Capital Markets and TD Bank, N.A. as joint lead arrangers and joint book runners (incorporated by reference to Exhibit 10.1 to WGL Holdings, Inc.'s Form 10-Q for the quarter ended March 31, 2012 filed May 3, 2012).

10.48
Credit Agreement dated as of April 3, 2012 among Washington Gas Light Company, the lenders parties thereto, Wells Fargo Bank, National Association, as administrative agent; The Bank of Tokyo-Mitsubishi UFJ, Ltd. as syndication agent; Branch Banking and Trust Company and TD Bank, N.A., as documentation agents; and Wells Fargo Securities, LLC, The Bank of Tokyo-Mitsubishi UFJ, Ltd., BB&T Capital Markets and TD Bank, N.A. as joint lead arrangers and joint book runners (incorporated by reference to Exhibit 10.2 to WGL Holdings, Inc.'s Form 10-Q for the quarter ended March 31, 2012 filed May 3, 2012).

10.49
Credit Agreement, dated as of February 18, 2016, among WGL Holdings, Inc., the lender parties thereto, U.S. Bank National Association, as Administrative Agent, TD Bank, N.A., as Syndication Agent, Branch Banking and Trust Company, as Documentation Agent, and U.S. Bank National Association and TD Bank, N.A., as joint lead arrangers and joint book runners (incorporated by reference to Exhibit 10.1 to WGL Holdings, Inc.'s Form 8-K filed February 19, 2016).

10.50
Second Amendment to Credit Agreement and Commitment Increase, dated as of June 23, 2017, among WGL Holdings, Inc., the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent for the Lenders (incorporated by reference to Exhibit 10.1 to WGL Holdings, Inc.'s Form 8-K filed June 29, 2017).

10.51
Second Amendment to Credit Agreement, dated as of June 23, 2017, among Washington Light Company, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent for the Lenders (incorporated by reference to Exhibit 10.2 to Washington Gas Light Company's Form 8-K filed June 29, 2017).

* Designates a compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

WGL Holdings, Inc. and Subsidiaries
Schedule II—Valuation and Qualifying Accounts and Reserves
Years Ended September 30, 2017, 2016 and 2015
	Balance at	Additions Charged To			Balance
	Beginning	Costs and	Other		at End of
(In thousands)	of Period	Expenses	Accounts(a)	Deductions(b)	Period
2017
Valuation and Qualifying Accounts Deducted from Assets in the Balance Sheet: Allowance for Doubtful Accounts	$27,339	$17,205	$1,841	$14,360	$32,025
2016
Valuation and Qualifying Accounts Deducted from Assets in the Balance Sheet: Allowance for Doubtful Accounts	$26,224	$13,051	$3,856	$15,792	$27,339
2015
Valuation and Qualifying Accounts Deducted from Assets in the Balance Sheet: Allowance for Doubtful Accounts	$23,341	$18,250	$4,789	$20,156	$26,224
(a) Recoveries on receivables previously written off as uncollectible and unclaimed customer deposits, overpayments, etc., not refundable.
(b) Includes deductions for purposes for which reserves were provided or revisions made of estimated exposure.

Washington Gas Light Company
Schedule II—Valuation and Qualifying Accounts and Reserves
Years Ended September 30, 2017, 2016 and 2015
	Balance at	Additions Charged To			Balance at
	Beginning	Costs and	Other		End of
(In thousands)	of Period	Expenses	Accounts(a)	Deductions(b)	Period
2017
Valuation and Qualifying Accounts Deducted from Assets in the Balance Sheet: Allowance for Doubtful Accounts	$20,220	$14,320	$1,821	$12,620	$23,741
2016
Valuation and Qualifying Accounts Deducted from Assets in the Balance Sheet: Allowance for Doubtful Accounts	$19,254	$10,946	$3,806	$13,786	$20,220
2015
Valuation and Qualifying Accounts Deducted from Assets in the Balance Sheet: Allowance for Doubtful Accounts	$19,209	$12,800	$4,686	$17,441	$19,254
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

Date: November 20, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terry D. McCallister	Chairman of the Board and Chief Executive Officer	November 20, 2017
(Terry D. McCallister)

/s/ Adrian P. Chapman	President and Chief Operating Officer	November 20, 2017
(Adrian P. Chapman)

/s/ Vincent L. Ammann, Jr.	Senior Vice President and Chief Financial Officer	November 20, 2017
(Vincent L. Ammann, Jr.)	(Principal Financial Officer)

/s/ William R. Ford	Vice President and Chief Accounting Officer	November 20, 2017
(William R. Ford)	(Principal Accounting Officer)

*	Director	November 20, 2017
(Michael D. Barnes)

*	Director	November 20, 2017
(George P. Clancy, Jr.)

*	Director	November 20, 2017
(James W. Dyke, Jr.)

*	Director	November 20, 2017
(Nancy C. Floyd)

*	Director	November 20, 2017
(Linda R. Gooden)

*	Director	November 20, 2017
(James F. Lafond)

*	Director	November 20, 2017
(Debra L. Lee)

*	Director	November 20, 2017
(Dale S. Rosenthal)

/s/ Vincent L. Ammann, Jr.		November 20, 2017
(Vincent L. Ammann, Jr.)
Attorney-in-Fact