Form 10-Q
period 2017-12-31
WGL HOLDINGS INC; WASHINGTON GAS LIGHT CO
filed 2018-02-08
CIK 1103601, 104819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2017
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
WGL Holdings, Inc. common stock, no par value, outstanding as of January 31, 2018: 51,359,182 shares.
Washington Gas Light Company common stock, $1 par value, outstanding as of January 31, 2018: 46,479,536 shares
All of the outstanding shares of common stock ($1 par value) of Washington Gas Light Company were held by WGL Holdings, Inc. as of January 31, 2018.

WGL Holdings, Inc.
Washington Gas Light Company

For the Quarter Ended December 31, 2017

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
Part I—Financial information in this Quarterly Report on Form 10-Q includes separate financial statements (i.e. balance sheets, statements of income and comprehensive income and statements of cash flows) for each of WGL and Washington Gas. The Notes to Condensed Consolidated Financial Statements are presented on a combined basis for both WGL and Washington Gas together. The Management’s Discussion and Analysis of Financial Condition and Results of Operations (Management’s Discussion) included under Item 2 is divided into two major sections for WGL and Washington Gas.
SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
Certain matters discussed in this report, excluding historical information, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the outlook for earnings, dividends, revenues and other future financial business performance, strategies, financing plans, AltaGas Ltd.'s (AltaGas) proposed acquisition of us and other expectations. Forward-looking statements are typically identified by words such as, but not limited to, “estimates,” “expects,” “anticipates,” “intends,” “believes,” “plans” and similar expressions, or future or conditional terms such as “will,” “should,” “would” and “could.” Forward-looking statements speak only as of the filing date of this report, and the registrants assume no duty to update them. Factors that could cause actual results to differ materially from forward-looking statements or historical performance include those discussed in Item 1A. Risk Factors in the combined Annual Report on Form 10-K for WGL and Washington Gas for the fiscal year ended September 30, 2017, in Part II, Item 1A, Risk Factors in this quarterly report on Form 10-Q and in our other filings with the Securities and Exchange Commission, and may include, but are not limited to the following:

•	the occurrence of any event, change or other circumstances that could give rise to the termination of the Agreement and Plan of Merger among WGL, AltaGas and Wrangler, Inc. (Merger Agreement);

•	the inability of WGL or AltaGas to satisfy conditions to the closing of the merger;

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

•
the outcome of new and existing matters before courts, regulators, government agencies or arbitrators, including those relating to construction of the Constitution Pipeline, disputes relating to our purchase of natural gas under the Antero gas supply contracts, and the August 2016 explosion and fire at an apartment complex in Silver Spring, Maryland;

•
factors beyond our control that affect the ability of natural gas producers, pipeline gatherers and natural gas processors to deliver natural gas into interstate pipelines for delivery to the entrance points of Washington Gas' distribution system;

•	security breaches of our information technology infrastructure, including cyber attacks and cyber-terrorism;

(ii)

WGL Holdings, Inc.
Washington Gas Light Company

•
leaks, mechanical problems, incidents or other operational issues in our natural gas distribution system, including the effectiveness of our efforts to mitigate the effects of receiving low-HHC natural gas;

•	changes and developments in economic, competitive, political and regulatory conditions;

•	unusual weather conditions and changes in natural gas consumption patterns;

•	changes in energy commodity market conditions, including the relative prices of alternative forms of energy such as electricity, fuel oil and propane;

•	changes in the value of derivative contracts and the availability of suitable derivative counterparties;

•	changes in our credit ratings, disruptions in credit market and equity capital market conditions or other factors that may affect our access to and cost of capital;

•	factors affecting the timing of construction and the effective operation of pipelines in which we have invested;

•	the credit-worthiness of customers; suppliers and derivatives counterparties;

•	changes in laws and regulations, including tax, environmental, pipeline integrity and employment laws and regulations;

•	legislative, regulatory and judicial mandates or decisions affecting our business operations, including interpretations of the Tax Cuts and Jobs Act (the Tax Act);

•	the timing and success of business and product development efforts and technological improvements;

•	the level of demand from government agencies and the private sector for commercial energy systems, and delays in federal government budget appropriations;

•	the pace of deregulation of energy markets and the availability of other competitive alternatives to our products and services;

•	changes in accounting principles;

•	our ability to manage the outsourcing of several business processes;

•	strikes or work stoppages by unionized employees;

•	acts of nature and catastrophic events, including terrorist acts; and

•	decisions made by management and co-investors in non-controlled investees.
All such factors are difficult to predict accurately and are generally beyond the direct control of the registrants. Readers are urged to use care and consider the risks, uncertainties and other factors that could affect our business as described in this Quarterly Report on Form 10-Q.

(iii)

WGL Holdings, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
Part I—Financial Information
Item 1—Financial Statements

(In thousands)	December 31, 2017	September 30, 2017
ASSETS
Property, Plant and Equipment
At original cost	$6,217,878	$6,143,841
Accumulated depreciation and amortization	(1,538,998)	(1,513,790)
Net property, plant and equipment	4,678,880	4,630,051
Current Assets
Cash and cash equivalents	64,110	8,524
Receivables
Accounts receivable	519,980	398,149
Gas costs and other regulatory assets	17,663	21,705
Unbilled revenues	278,256	165,483
Allowance for doubtful accounts	(32,451)	(32,025)
Net receivables	783,448	553,312
Materials and supplies—principally at average cost	20,456	20,172
Storage gas	206,978	243,984
Prepaid taxes	38,824	31,549
Other prepayments	74,612	86,465
Derivatives	17,665	15,327
Other	40,174	26,556
Total current assets	1,246,267	985,889
Deferred Charges and Other Assets
Regulatory assets
Gas costs	117,474	90,136
Pension and other post-retirement benefits	132,837	139,499
Other	117,962	104,596
Prepaid post-retirement benefits	234,982	231,577
Derivatives	32,168	38,389
Investments in unconsolidated affiliates	489,354	394,201
Other	12,650	11,671
Total deferred charges and other assets	1,137,427	1,010,069
Total Assets	$7,062,574	$6,626,009
CAPITALIZATION AND LIABILITIES
Capitalization
WGL Holdings common shareholders’ equity	$1,609,607	$1,502,690
Non-controlling interest	3,210	6,851
Washington Gas Light Company preferred stock	28,173	28,173
Total equity	1,640,990	1,537,714
Long-term debt	1,679,893	1,430,861
Total capitalization	3,320,883	2,968,575
Current Liabilities
Current maturities of long-term debt	300,000	250,000
Notes payable and project financing	558,700	559,844
Accounts payable and other accrued liabilities	431,327	423,824
Wages payable	22,146	18,096
Accrued interest	17,669	7,806
Dividends declared	26,520	26,452
Customer deposits and advance payments	55,158	65,841
Gas costs and other regulatory liabilities	57,275	22,814
Accrued taxes	35,676	17,657
Derivatives	35,021	43,990
Other	50,002	52,664
Total current liabilities	1,589,494	1,488,988
Deferred Credits
Unamortized investment tax credits	153,502	155,007
Deferred income taxes	413,065	868,067
Accrued pensions and benefits	184,293	181,552
Asset retirement obligations	300,130	296,810
Regulatory liabilities
Accrued asset removal costs	286,234	292,173
Other post-retirement benefits	130,882	135,035
Other—principally deferred taxes	452,091	9,403
Derivatives	128,885	122,607
Other	103,115	107,792
Total deferred credits	2,152,197	2,168,446
Commitments and Contingencies (Note 13)
Total Capitalization and Liabilities	$7,062,574	$6,626,009
The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Condensed Consolidated Statements of Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended December 31,
(In thousands, except per share data)	2017	2016
OPERATING REVENUES
Utility	$374,990	$327,063
Non-utility	277,450	282,424
Total Operating Revenues	652,440	609,487
OPERATING EXPENSES
Utility cost of gas	122,273	75,500
Non-utility cost of energy-related sales	225,502	252,886
Operation and maintenance	102,226	100,717
Depreciation and amortization	40,985	35,283
General taxes and other assessments	44,887	40,388
Total Operating Expenses	535,873	504,774
OPERATING INCOME	116,567	104,713
Equity in earnings of unconsolidated affiliates	5,892	265
Other income (expenses) — net	(780)	478
Interest expense	20,197	16,235
INCOME BEFORE INCOME TAXES	101,482	89,221
INCOME TAX (BENEFIT) EXPENSE	(31,110)	33,454
NET INCOME	$132,592	$55,767
Non-controlling interest	(5,778)	(2,535)
Dividends on Washington Gas Light Company preferred stock	330	330
NET INCOME APPLICABLE TO COMMON STOCK	$138,040	$57,972
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	51,319	51,172
Diluted	51,549	51,445
EARNINGS PER AVERAGE COMMON SHARE
Basic	$2.69	$1.13
Diluted	$2.68	$1.13
DIVIDENDS DECLARED PER COMMON SHARE	$0.5100	$0.4875
The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended December 31,
(In thousands)	2017	2016
NET INCOME	$132,592	$55,767
OTHER COMPREHENSIVE INCOME, BEFORE INCOME TAXES:
Qualified cash flow hedging instruments	52	49,455
Pension and other post-retirement benefit plans
Change in net prior service credit	(274)	(217)
Change in actuarial net loss	527	588
Total other comprehensive income before taxes	$305	$49,826
INCOME TAX EXPENSE RELATED TO OTHER COMPREHENSIVE INCOME	61	20,413
OTHER COMPREHENSIVE INCOME	$244	$29,413
COMPREHENSIVE INCOME	$132,836	$85,180
Non-controlling interest	(5,778)	(2,535)
Dividends on Washington Gas Light Company preferred stock	330	330
COMPREHENSIVE INCOME ATTRIBUTABLE TO WGL HOLDINGS	$138,284	$87,385
The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended December 31,
(In thousands)	2017	2016
OPERATING ACTIVITIES
Net income	$132,592	$55,767
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	40,985	35,283
Amortization of:
Other regulatory assets and liabilities—net	1,634	823
Debt related costs	550	445
Deferred income taxes	(29,264)	34,852
Dividends received from equity method investments	5,628	—
Accrued/deferred pension and other post-retirement benefit cost	2,393	5,424
Earnings in equity interest	(5,892)	265
Compensation expense related to stock-based awards	5,802	4,912
Provision for doubtful accounts	3,781	2,704
Unrealized (gain) loss on derivative contracts	12,524	(30,339)
Amortization of investment tax credits	(1,845)	(1,396)
Other non-cash credits—net	(197)	2,105
Changes in operating assets and liabilities (Note 16)	(175,402)	(201,340)
Net Cash Used In Operating Activities	(6,711)	(90,495)
FINANCING ACTIVITIES
Common stock issued	—	251
Long-term debt issued	300,000	—
Debt issuance costs	(1,482)	(375)
Notes payable issued —net	(1,144)	324,001
Contributions from non-controlling interest	1,659	7,331
Distributions to non-controlling interest	(136)	—
Project financing	—	8,877
Dividends on common stock and preferred stock	(26,520)	(23,921)
Other financing activities—net	(6,558)	(1,295)
Net Cash Provided by Financing Activities	265,819	314,869
INVESTING ACTIVITIES
Capital expenditures (excluding Allowance for Funds Used During Construction)	(99,054)	(155,758)
Investments in non-utility interests	(104,468)	(62,007)
Distributions and receipts from non-utility interests	—	1,565
Loans to external parties	—	(863)
Net Cash Used in Investing Activities	(203,522)	(217,063)
INCREASE IN CASH AND CASH EQUIVALENTS	55,586	7,311
Cash and Cash Equivalents at Beginning of Year	8,524	5,573
Cash and Cash Equivalents at End of Period	$64,110	$12,884
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (Note 16)
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Condensed Balance Sheets (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

(In thousands)	December 31, 2017	September 30, 2017
ASSETS
Property, Plant and Equipment
At original cost	$5,358,064	$5,310,337
Accumulated depreciation and amortization	(1,440,276)	(1,422,622)
Net property, plant and equipment	3,917,788	3,887,715
Current Assets
Cash and cash equivalents	6,652	1
Receivables
Accounts receivable	263,001	190,740
Gas costs and other regulatory assets	17,663	21,705
Unbilled revenues	205,107	107,967
Allowance for doubtful accounts	(24,447)	(23,741)
Net receivables	461,324	296,671
Materials and supplies—principally at average cost	20,410	20,126
Storage gas	84,960	92,753
Prepaid taxes	31,899	23,350
Other prepayments	22,776	13,238
Receivables from associated companies	27,010	32,362
Derivatives	4,343	5,061
Other	120	102
Total current assets	659,494	483,664
Deferred Charges and Other Assets
Regulatory assets
Gas costs	117,474	90,136
Pension and other post-retirement benefits	132,082	138,573
Other	117,570	104,538
Prepaid post-retirement benefits	233,676	230,283
Derivatives	15,385	16,244
Other	4,459	3,561
Total deferred charges and other assets	620,646	583,335
Total Assets	$5,197,928	$4,954,714
CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$1,295,914	$1,164,749
Preferred stock	28,173	28,173
Long-term debt	1,084,619	1,134,461
Total capitalization	2,408,706	2,327,383
Current Liabilities
Current maturities of long-term debt	50,000	—
Notes payable and project financing	205,772	166,772
Accounts payable and other accrued liabilities	196,363	219,827
Wages payable	20,191	16,508
Accrued interest	15,593	3,967
Dividends declared	22,166	22,098
Customer deposits and advance payments	54,711	64,194
Gas costs and other regulatory liabilities	57,275	22,814
Accrued taxes	46,954	12,808
Payables to associated companies	107,597	94,844
Derivatives	24,636	30,263
Other	7,349	7,473
Total current liabilities	808,607	661,568
Deferred Credits
Unamortized investment tax credits	3,921	4,100
Deferred income taxes	463,805	888,385
Accrued pensions and benefits	182,540	179,814
Asset retirement obligations	294,939	291,871
Regulatory liabilities
Accrued asset removal costs	286,234	292,173
Other post-retirement benefits	130,056	134,181
Other—principally deferred taxes	450,409	9,403
Derivatives	119,048	112,299
Other	49,663	53,537
Total deferred credits	1,980,615	1,965,763
Commitments and Contingencies (Note 13)
Total Capitalization and Liabilities	$5,197,928	$4,954,714
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Condensed Statements of Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended December 31,
(In thousands)	2017	2016
OPERATING REVENUES	$377,470	$333,986
OPERATING EXPENSES
Utility cost of gas	124,745	82,431
Operation and maintenance	79,551	82,166
Depreciation and amortization	33,646	30,126
General taxes and other assessments	39,983	36,255
Total Operating Expenses	277,925	230,978
OPERATING INCOME	99,545	103,008
Other expense — net	(1,792)	(779)
Interest expense	14,973	12,762
INCOME BEFORE INCOME TAXES	82,780	89,467
INCOME TAX EXPENSE	24,854	34,006
NET INCOME	$57,926	$55,461
Dividends on Washington Gas preferred stock	330	330
NET INCOME APPLICABLE TO COMMON STOCK	$57,596	$55,131
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Condensed Statements of Comprehensive Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended December 31,
(In thousands)	2017	2016
NET INCOME	$57,926	$55,461
OTHER COMPREHENSIVE INCOME, BEFORE INCOME TAXES:
Pension and other post-retirement benefit plans
Change in net prior service credit	(274)	(217)
Change in actuarial net loss	527	588
Total pension and other post-retirement benefit plans	$253	$371
INCOME TAX EXPENSE RELATED TO OTHER COMPREHENSIVE INCOME	61	147
OTHER COMPREHENSIVE INCOME	$192	$224
COMPREHENSIVE INCOME	$58,118	$55,685
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Condensed Statements of Cash Flows (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended December 31,
(In thousands)	2017	2016
OPERATING ACTIVITIES
Net income	$57,926	$55,461
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	33,646	30,126
Amortization of:
Other regulatory assets and liabilities—net	1,634	823
Debt related costs	401	353
Deferred income taxes	7,386	34,145
Accrued/deferred pension and other post-retirement benefit cost	2,398	5,411
Compensation expense related to stock-based awards	4,518	4,652
Provision for doubtful accounts	3,928	2,241
Unrealized (gain) loss on derivative contracts	1,446	(15,128)
Amortization of investment tax credits	(179)	—
Other non-cash charges—net	(197)	2,447
Changes in operating assets and liabilities (Note 16)	(141,364)	(169,830)
Net Cash Used In Operating Activities	(28,457)	(49,299)
FINANCING ACTIVITIES
Capital contributions from WGL Holdings, Inc.	100,000	—
Debt issuance costs	(236)	(375)
Notes payable issued —net	39,000	177,000
Project financing	—	5,200
Dividends on common stock and preferred stock	(22,166)	(21,453)
Other financing activities—net	(6,197)	(1,226)
Net Cash Provided by Financing Activities	110,401	159,146
INVESTING ACTIVITIES
Capital expenditures (excluding Allowance for Funds Used During Construction)	(75,293)	(109,847)
Net Cash Used In Investing Activities	(75,293)	(109,847)
INCREASE IN CASH AND CASH EQUIVALENTS	6,651	—
Cash and Cash Equivalents at Beginning of Year	1	1
Cash and Cash Equivalents at End of Period	$6,652	$1
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (Note 16)
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
The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Therefore, certain financial information and note disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) are omitted in this interim report. The interim condensed consolidated financial statements and accompanying notes should be read in conjunction with the combined Annual Report on Form 10-K for WGL and Washington Gas for the fiscal year ended September 30, 2017. Due to the seasonal nature of our businesses, the results of operations for the periods presented in this report are not necessarily indicative of actual results for the full fiscal years ending September 30, 2018 and 2017 of either WGL or Washington Gas.
The accompanying unaudited condensed financial statements for WGL and Washington Gas reflect all normal recurring adjustments that are necessary, in our opinion, to present fairly the results of operations in accordance with GAAP.
For a complete description of our accounting policies, refer to Note 1 of the Notes to Condensed Consolidated Financial Statements of the combined Annual Report on Form 10-K for WGL and Washington Gas for the fiscal year ended September 30, 2017.

Change in Accounting Principle and Storage Gas Valuation
On October 1, 2017, Washington Gas and WGL Energy Services implemented a voluntary change in the application of an accounting principle with respect to accounting for natural gas, propane, and odorant inventories. Washington Gas and WGL Energy Services now apply the average cost methodology under which the cost of units carried in inventory is based on the weighted average cost per unit of inventory. Prior to this change, Washington Gas and WGL Energy Services applied the First-in First-out (FIFO) methodology of accounting for inventory under which the oldest inventory items were recorded as being sold first.
We believe the new policy is preferable as it conforms to the method predominately used by our peers, better reflects the physical flow of inventory, conforms to the method used for certain of our other inventories, and will simplify recordkeeping requirements.
The change in accounting principle was implemented on a prospective basis, therefore, we did not retrospectively adjust any prior periods or record a cumulative effect adjustment, as discussed below.
Washington Gas implemented the change in accounting principle on a prospective basis in accordance with Accounting Standards Codification (ASC) No. 980, Regulated Operations which permits regulated entities to implement changes for financial reporting purposes in the same way those changes are implemented for regulatory reporting purposes when the change impacts allowable costs. WGL Energy Services implemented the change on a prospective basis as the impact on its financial statements for all periods presented, including the cumulative effect at October 1, 2017, was immaterial. The difference during the quarter between the prior FIFO method and the new average cost method was immaterial.
WGL Midstream continues to account for its inventory using the weighted average cost method.
On October 1, 2017, WGL adopted ASU 2015-11, Inventory (Topic 330) - Simplifying the Measurement of Inventory. This standard modified the previous calculation for valuing inventory. As a result of the new standard, beginning October 1, 2017,

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

our inventory balances are stated at the lower-of-cost or net realizable value. Prior to October 1, 2017, our inventory balances were stated at the lower-of-cost or market. Interim period inventory losses attributable to lower-of-cost or net realizable value adjustments may be reversed if the net realizable value of the inventory is recovered by the end of the same fiscal year.
For more information see ASU 2015-11 in the accounting standards adopted in fiscal year 2018 table below. For the three months ended December 31, 2017, WGL and Washington Gas did not record any lower-of-cost or net realizable value adjustments. For the three months ended December 31, 2016, we did not record any lower-of-cost or market adjustments.

ACCOUNTING STANDARDS ADOPTED IN FISCAL YEAR 2018
Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting
This standard simplifies several aspects of the accounting for share-based payment transactions, including accounting for income taxes, forfeitures, statutory tax withholding requirements and classification in the statement of cash flows.

October 1, 2017
Forfeitures - WGL has elected to continue to estimate forfeitures for its share-based payment awards rather than account for forfeitures when they occur.

Income Taxes - On October 1, 2017, WGL and Washington Gas recorded $4.3 million and $4.2 million, respectively, on a modified retrospective basis, as a cumulative effect adjustment to retained earnings. For the three months ended December 31, 2017, WGL and Washington Gas recorded $3.4 million and $3.2 million, respectively, to current tax expense for excess tax benefits related to performance shares that vested in the quarter.

Cash Flows - WGL and Washington Gas reclassified $3.6 million and $3.5 million, respectively, retroactively on the statement of cash flows for the three months ended December 31, 2016 from operating to financing activities related to shares withheld to pay for employee taxes.

Statutory Tax Withholding - No changes were made.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

ASU 2016-06, Derivatives and Hedging (Topic 815) - Contingent Put and Call Options in Debt Instruments
The amendments in this update clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. The guidance states that for contingent call (put) options to be considered clearly and closely related, they can be indexed only to interest rates or credit risk. An entity is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence.
	October 1, 2017	The implementation of this standard did not have an effect on WGL or Washington Gas' financial statements.
ASU 2015-11, Inventory (Topic 330) - Simplifying the Measurement of Inventory
This standard reduces the complexity in the current measurement of inventory. This ASU requires inventory to be measured at the lower of cost and net realizable value, where net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation (no change to the definition of net realizable value). The amendment eliminates the guidance that requires inventory to be stated at the lower-of-cost or market, which includes consideration of the replacement cost of inventory and the net realizable value of inventory, less an approximately normal profit margin.
	October 1, 2017	The implementation of this standard did not have a material effect on WGL or Washington Gas' financial statements.

OTHER NEWLY ISSUED ACCOUNTING STANDARDS
Standard	Description	Required date of adoption	Effect on the financial statements or other significant matters

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
October 1, 2018
We are currently evaluating the interaction of this standard with the various regulatory provisions concerning pensions and post-retirement benefit costs. We anticipate that the change in capitalization of retirement benefits will not have a material impact on WGL or Washington Gas' financial statements.

ASU 2016-15, Statement of Cash Flows (Topic 230)—Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force)	This update provides guidance on the classification of certain cash receipts and payments in the statement of cash flows.	October 1, 2018*
We are in the process of evaluating the impact the adoption of this standard will have on our financial statements. We do not anticipate that adoption of this standard will have a material effect on WGL or Washington Gas' financial statements.

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

October 1, 2018
An implementation team is currently evaluating all revenue streams and reviewing contracts with customers, as well as, related financial statement disclosures to determine the impact the adoption of this standard will have on our financial statements. WGL is also monitoring final conclusions for industry specific implementation issues that could impact the timing of revenue recognition for our regulated utility tariff based sales, including the evaluation of collectability from customers if a utility has regulatory mechanisms to help assure recovery of uncollected accounts from ratepayers and accounting for contributions in aid of construction (CIAC). WGL will adopt using the modified retrospective approach.

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
ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted improvements to Accounting for Hedging Activities
The new standard amends the hedge accounting and recognition requirements by expanding an entity's ability to hedge non-financial and financial risk components and reduce the complexity in fair value hedges of interest rate risk. Additionally, this standard eliminates the requirement to separately measure and disclose the ineffective portion of the hedge with the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item.
	October 1, 2020*	We are in the process of evaluating the impact the adoption of this standard will have on our financial statements.
*Subject to acceleration if the proposed merger with AltaGas is consummated due to the difference in fiscal year end between AltaGas and WGL.

NOTE 2. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES
The tables below provide details for the amounts included in “Accounts payable and other accrued liabilities” on the balance sheets for both WGL and Washington Gas.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

WGL Holdings, Inc.
(In millions)	December 31, 2017	September 30, 2017
Accounts payable—trade	$383.7	$361.6
Employee benefits and payroll accruals	21.2	35.0
Other accrued liabilities	26.4	27.2
Total	$431.3	$423.8

Washington Gas Light Company
(In millions)	December 31, 2017	September 30, 2017
Accounts payable—trade	$163.5	$174.9
Employee benefits and payroll accruals	20.1	32.4
Other accrued liabilities	12.8	12.5
Total	$196.4	$219.8

NOTE 3. SHORT-TERM DEBT
WGL and Washington Gas satisfy their short-term financing requirements through the sale of commercial paper, financing arrangements with third-party lenders, or through bank borrowings. Due to the seasonal nature of the regulated utility and retail energy-marketing segments, short-term financing requirements can vary significantly during the year. Revolving credit agreements are maintained to support outstanding commercial paper and to permit short-term borrowing flexibility. The policy of each of WGL and Washington Gas is to maintain bank credit facilities in amounts equal to or greater than their expected maximum commercial paper position. The following is a summary of committed credit available at December 31, 2017 and September 30, 2017.

Committed Credit Available ($ In millions)
December 31, 2017	WGL(b)	Washington Gas	Total Consolidated
Committed credit agreements
Unsecured revolving credit facility, expires December 19, 2019(a)	$650.0	$350.0	$1,000.0
Less: Commercial Paper	(341.9)	(162.0)	(503.9)
Net committed credit available	$308.1	$188.0	$496.1
Weighted average interest rate	1.76%	1.48%	1.67%
September 30, 2017
Committed credit agreements
Unsecured revolving credit facility, expires December 19, 2019(a)	$650.0	$350.0	$1,000.0
Less: Commercial Paper	(382.0)	(123.0)	(505.0)
Net committed credit available	$268.0	$227.0	$495.0
Weighted average interest rate	1.52%	1.22%	1.45%

(a)
Washington Gas has the right to request extensions with the banks’ approval. Washington Gas’ revolving credit facility permits it to borrow an additional $100 million, with the banks’ approval, for a total of $450 million.

(b)	WGL includes WGL Holdings, Inc. and all subsidiaries other than Washington Gas.
At December 31, 2017 and September 30, 2017, there were no outstanding bank loans from WGL’s or Washington Gas’ revolving credit facilities.

PROJECT FINANCING
Washington Gas previously obtained third-party project financing on behalf of the federal government to provide funds during the construction of certain energy management services projects entered into under Washington Gas' area-wide contract. In connection with work completed under the area-wide contract, the construction work is performed by WGL Energy Systems

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

on behalf of Washington Gas and an inter-company payable is recorded for work provided by WGL Energy Systems. As work is performed, Washington Gas establishes a receivable representing the government's obligation to remit principal and interest. The payable and receivable are equal to each other at the end of the construction period, but there may be timing differences in the recognition of the project related payable and receivable during the construction period. When these projects are formally “accepted” by the government and deemed complete, Washington Gas assigns the ownership of the receivable to the third party lender in satisfaction of the obligation and removes both the receivable and the obligation related to the financing from its financial statements. In March 2016 the SCC of VA denied Washington Gas' further participation in the third party financing arrangement but allowed existing debt arrangements to remain intact until the related obligations were satisfied. At December 31, 2017 there were two contracts remaining totaling $43.8 million on the Washington Gas balance sheet as a short-term obligation to third party lenders in "Notes payable and project financing".

In December 2016, WGL Energy Systems entered into an agreement to obtain third-party financing and receive funds directly from the third-party lender during the construction period associated with the related energy management service projects. As a result, Washington Gas will no longer be liable under future third-party financing arrangements, for projects entered into under the area-wide contract. The general terms of the financing agreement are the same as the prior financing arrangements between Washington Gas and the third-party lender mentioned above. Washington Gas will continue to record a receivable representing the government’s obligation, and will record an inter-company payable to WGL Energy Systems for the construction work performed for the same amount.

As of December 31, 2017, WGL and Washington Gas recorded $94.6 million and $85.4 million, respectively, in "Unbilled revenues" on the balance sheet, and $54.8 million and $43.8 million, respectively, in a corresponding short-term obligation to third-party lenders in "Notes payable and project financing", for energy management services projects that were not complete. As of September 30, 2017, WGL and Washington Gas recorded $85.6 million and $78.2 million in "Unbilled revenues" on the balance sheet and $54.8 million and $43.8 million, respectively, in a corresponding short-term obligation to third party lenders in "Notes payable and project financing" for energy management services projects that were not complete. Because these projects are financed for government agencies that have minimal credit risk, and with which we have previous collection experience, neither WGL nor Washington Gas recorded a corresponding reserve for bad debts related to these receivables at December 31, 2017 or September 30, 2017.
NOTE 4. LONG-TERM DEBT
UNSECURED NOTES
WGL and Washington Gas issue long-term notes with individual terms regarding interest rates, maturities and call or put options. These notes can have maturity dates of one or more years from the date of issuance.
At December 31, 2017 and September 30, 2017, WGL had capacity under a shelf registration statement to issue an unlimited amount of long-term debt securities. As a result of certain covenants included in the Merger Agreement among WGL, AltaGas and Wrangler, Inc., WGL may not issue debt with a term longer than two years. Refer to Note 17 — Planned Merger with AltaGas Ltd. of the Notes to Condensed Consolidated Financial Statements for a discussion of the proposed merger.
At December 31, 2017 and September 30, 2017, Washington Gas had capacity under a shelf registration statement to issue up to $150.0 million of additional Medium-Term Notes (MTNs).
The following tables show our outstanding notes as of December 31, 2017 and September 30, 2017.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Long-Term Debt Outstanding
($ In millions)	WGL(a)	Washington Gas	Total Consolidated
December 31, 2017
Long-term debt (b)	$850.0	$1,146.0	$1,996.0
Unamortized discount	(1.6)	(3.0)	(4.6)
Unamortized debt expense	(3.1)	(8.4)	(11.5)
Total Long-Term Debt	$845.3	$1,134.6	$1,979.9
Weighted average interest rate	2.60%	4.89%	3.91%
September 30, 2017
Long-term debt (b)	$550.0	$1,146.0	$1,696.0
Unamortized discount	(1.5)	(3.0)	(4.5)
Unamortized debt expense	(2.1)	(8.5)	(10.6)
Total Long-Term Debt	$546.4	$1,134.5	$1,680.9
Weighted average interest rate	2.81%	4.89%	4.21%
(a)WGL includes WGL Holdings, Inc. and all subsidiaries other than Washington Gas.
(b)Includes senior notes, term loans and floating rate notes for WGL and both MTNs and private placement notes for Washington Gas. Represents face value including current maturities.

The following tables show long-term debt issuances and retirements for the three months ended December 31, 2017.

Long-Term Debt Issuances and Retirements
($ In millions)	Principal(b)	Interest Rate		Effective Cost	Nominal Maturity Date
Three Months Ended December 31, 2017
WGL(a)
Issuances:
11/29/2017	$300.0	1.88%	(c)	2.01%	11/29/2019
Total consolidated issuances	$300.0
(a)WGL includes WGL Holdings, Inc. and all subsidiaries other than Washington Gas.
(b)Represents face amount of notes.
(c)Floating rate per annum and reset quarterly based on terms set forth in the prospectus supplement filed by WGL pursuant to Securities Act Rule 424 on November 27, 2017.

There were no issuances of long-term debt by Washington Gas for the three months ended December 31, 2017 and there were no retirements of long-term debt for WGL or Washington Gas for the three months ended December 31, 2017.

There were no issuances or retirements of long-term debt by WGL or Washington Gas for the three months ended December 31, 2016.
NOTE 5. COMPONENTS OF TOTAL EQUITY
The tables below reflect the components of “Total equity” for WGL and Washington Gas for the three months ended December 31, 2017 and 2016.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

WGL Holdings, Inc. Components of Total Equity
(In thousands, except shares)	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	WGL Holdings Common Shareholders' Equity	Non-controlling Interest	Washington Gas Light Company Preferred Stock	Total Equity
	Shares	Amount
Balance at September 30, 2017	51,219,000	$582,716	$10,149	$915,822	$(5,997)	$1,502,690	$6,851	$28,173	$1,537,714
Net income (loss)	—	—	—	138,040	—	138,040	(5,778)	330	132,592
Contributions from non-controlling interest	—	—	—	—	—	—	1,659	—	1,659
Distributions to non-controlling interest	—	—	—	—	—	—	(136)	—	(136)
Business combination(a)	—	—	—	—	—	—	614	—	614
Other comprehensive income	—	—	—	—	244	244	—	—	244
Stock-based compensation(b)	133,540	11,251	(20,534)	4,174	—	(5,109)	—	—	(5,109)
Dividends declared:
Common stock	—	—	—	(26,258)	—	(26,258)	—	—	(26,258)
Preferred stock	—	—	—	—	—	—	—	(330)	(330)
Balance at December 31, 2017	51,352,540	$593,967	$(10,385)	$1,031,778	$(5,753)	$1,609,607	$3,210	$28,173	$1,640,990
Balance at September 30, 2016	51,080,612	$574,496	$12,519	$827,085	$(38,539)	$1,375,561	$409	$28,173	$1,404,143
Net income (loss)	—	—	—	57,972	—	57,972	(2,535)	330	55,767
Contributions from non-controlling interest	—	—	—	—	—	—	7,331	—	7,331
Other comprehensive income	—	—	—	—	29,413	29,413	—	—	29,413
Stock-based compensation(b)	104,676	6,564	(6,567)	(126)	—	(129)	—	—	(129)
Issuance of common stock(c)	25,680	1,613	—	—	—	1,613	—	—	1,613
Dividends declared:
Common stock	—	—	—	(24,965)	—	(24,965)	—	—	(24,965)
Preferred stock	—	—	—	—	—	—	—	(330)	(330)
Balance at December 31, 2016	51,210,968	$582,673	$5,952	$859,966	$(9,126)	$1,439,465	$5,205	$28,173	$1,472,843

(a) Resulted from the consolidation of SFEE. For more information, see Note 11—Other investments of the Notes to Condensed Consolidated Financial Statements.
(b) Includes dividend equivalents related to our performance shares and implementation of ASU 2016-09, see Note 1—Accounting policies of the Notes to Condensed Consolidated Financial Statements.
(c) Includes dividend reinvestment and common stock purchase plans.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Washington Gas Light Company Components of Total Equity
(In thousands, except shares)	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total
	Shares	Amount
Balance at September 30, 2017	46,479,536	$46,479	$492,101	$630,691	$(4,522)	$1,164,749
Net income	—	—	—	57,926	—	57,926
Other comprehensive income	—	—	—	—	192	192
Stock-based compensation(a)	—	—	(8,916)	4,197	—	(4,719)
Capital contributed by WGL Holdings	—	—	100,000	—	—	100,000
Dividends declared:
Common stock	—	—	—	(21,904)	—	(21,904)
Preferred stock	—	—	—	(330)	—	(330)
Balance at December 31, 2017	46,479,536	$46,479	$583,185	$670,580	$(4,330)	$1,295,914
Balance at September 30, 2016	46,479,536	$46,479	$488,135	$586,662	$(7,830)	$1,113,446
Net income	—	—	—	55,461	—	55,461
Other comprehensive income	—	—	—	—	224	224
Stock-based compensation(a)	—	—	(6)	—	—	(6)
Dividends declared:
Common stock	—	—	—	(21,134)	—	(21,134)
Preferred stock	—	—	—	(330)	—	(330)
Balance at December 31, 2016	46,479,536	$46,479	$488,129	$620,659	$(7,606)	$1,147,661
(a) Stock-based compensation is based on the stock awards of WGL that are allocated to Washington Gas Light Company for its pro-rata share and includes implementation of ASU 2016-09, see Note 1—Accounting policies of the Notes to Condensed Consolidated Financial Statements.

NOTE 6. EARNINGS PER SHARE
Basic earnings per share (EPS) of WGL is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS assumes the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period unless the effect of such issuance would be anti-dilutive. The following table reflects the computation of our basic and diluted EPS for the three months ended December 31, 2017 and 2016.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Basic and Diluted EPS
(In thousands, except per share data)	Net Income Applicable to Common Stock	Shares	Per Share Amount
Three Months Ended December 31, 2017
Basic EPS	$138,040	51,319	$2.69
Stock-based compensation plans	—	230
Diluted EPS	$138,040	51,549	$2.68
Three Months Ended December 31, 2016
Basic EPS	$57,972	51,172	$1.13
Stock-based compensation plans	—	273
Diluted EPS	$57,972	51,445	$1.13
There were no anti-dilutive shares issued for the three months ended December 31, 2017 and 2016.
NOTE 7. INCOME TAXES
As of December 31, 2017 and September 30, 2017, our uncertain tax positions were approximately $37.5 million and $48.1 million, respectively, primarily due to the change in tax accounting for repairs. If the amounts of unrecognized tax benefits are eventually realized, it would not materially impact the effective tax rate. It is reasonably possible that the amount of the unrecognized tax benefit with respect to some of WGL’s and Washington Gas’ uncertain tax positions will significantly increase or decrease in the next 12 months. At this time, however, an estimate of the range of reasonably possible outcomes cannot be determined.
Under Accounting Standards Codification (ASC) Topic 740, Income Taxes, Washington Gas recognizes any accrued interest associated with uncertain tax positions in interest expense and recognizes any accrued penalties associated with uncertain tax positions in other expenses in the statements of income. At December 31, 2017 and September 30, 2017, we did not have an accrual of interest expense or penalties related to uncertain tax positions.
WGL files a consolidated federal tax return and various other state returns. We are no longer subject to income tax examinations by the Internal Revenue Service for years ended prior to September 30, 2014. Substantially all state income tax years in major jurisdictions are closed for years ended prior to September 30, 2014.
The Tax Cuts and Jobs Act (“the Act”) was enacted on December 22, 2017. The Act substantially reforms the Tax Code. Among other things, the Act reduced the federal corporate income tax rate from a top marginal rate of 35% to a flat rate of 21%. The Act also denies bonus depreciation to regulated public utilities and imposes limitations on the amount of interest expense which may be deducted by unregulated operations. ASC Topic 740 requires companies to recognize the impacts of a change in tax law or tax rates in the period of enactment. On December 22, 2017, after enactment of the Act, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of US GAAP when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the necessary accounting. At December 31, 2017, we have not completed our accounting for the tax effects of enactment of the Act and have followed the guidance issued in SAB 118. SAB 118 expresses the Staff’s views on how ASC Topic 740 should be applied in the context of the Act. It allows entities to take a reasonable period of time to measure and recognize the effects of the Act, while requiring robust disclosures during that period. Under this guidance, registrants record the effects of all items for which the accounting is complete. To the extent a company has not completed the accounting for the effects of the Act, it may record reasonable estimates as provisional amounts. The recorded provisional amounts remain subject to adjustment within the measurement period. The measurement period begins in the reporting period that includes the Act’s enactment date and continues until such time as the accounting can be completed, not to exceed one year from the date of enactment. To the extent a company cannot reasonably estimate the effects of the Act, it should apply the provisions of the tax law that were in effect immediately prior to enactment. SAB 118 requires disclosure of any measurement period adjustments and the effect of measurement period adjustments on the effective tax rate. There are no measurement period adjustments in the first quarter of the fiscal year since the amounts recorded are our initial, provisional amounts.
Qualitative disclosures of items having no impact on provision for tax expense at December 31, 2017:
Bonus depreciation. Under the Act, regulated public utility property is generally ineligible for bonus depreciation and is depreciated under MACRS while non-utility property is generally subject to 100% bonus depreciation. We have considered all public utility property placed in service in this quarter to be ineligible for bonus depreciation. The impact of this provision in the current fiscal year is reasonably estimated to be a reduction in the amount of $88 million in tax depreciation expense based

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

on current assumptions of assets to be placed in service, when compared to the amount of deprecation expense under the previous rules, and a decrease to the forecasted taxable loss. A deferred tax amount related to this depreciation was not recorded; therefore, there is no associated deferred tax amount that was required to be re-measured.
Decrease in regulated revenues: As described above, the re-measurement of deferred tax assets and liabilities for the regulated public utility gives rise to amounts probable of being collected from or refunded to customers in future periods. In addition, the federal tax expense included in current base rates needs to be adjusted to the new federal rate of 21% effective January 1, 2018. We have reasonably estimated the reduction in current base rates (revenue) and the annual amortization of amounts resulting from the re-measurement of certain deferred tax assets and liabilities beginning January 1, 2018. In January 2018, Washington Gas filed applications for approval to reduce its distribution rates it charges customers to reflect the Tax Cuts and Jobs Act in Maryland, Virginia and the District of Columbia. These applications propose to reduce rates in these jurisdictions by a combined amount of $39.5 million annually, until base rates are reestablished in a general rate case. As described further below, the portion of this reduction in regulated revenues represented by the re-measurement of deferred tax assets and liabilities was recorded as a net regulatory liability under ASC 980, Regulated Operations. The net regulatory liability recorded is the amount we consider probable of regulatory treatment. In addition, amounts collected under other revenue mechanisms remain subject to adjustment for the decrease in the federal tax rate beginning January 1, 2018. The estimated decrease in regulated revenues is prospective only and had no impact on the accounting for the quarter ended December 31, 2017.
Items for which the accounting is not yet complete as of the end of the quarter but for which we have recorded provisional amounts at December 31, 2017 which are subject to adjustment during the measurement period:
Re-measurement of deferred tax assets and liabilities. Under ASC 740, the tax rate or rates that are used to measure deferred tax liabilities and deferred tax assets are the enacted tax rates expected to apply to taxable income in the years that the liability is expected to be settled or the asset recovered. As a result of using a 21% tax rate for our Q1 income tax provision, we did not create new amounts requiring re-measurement in Q1. Therefore, we re-measured the deferred tax balances at September 30, 2017. The re-measurement of our deferred tax assets and liabilities includes the re-measurement of our cumulative net operating loss deferred tax asset (NOL DTA) as of September 30, 2017.
The effect of the re-measurement at a federal tax rate of 21% which resulted in a net decrease in consolidated deferred tax liabilities in the amount of $476.4 million, including net tax gross-up. Of this amount, $417.3 million is attributable to the regulated utility and $59.1 million is attributable to non-utility operations. Of the amount related to utility operations, the net decrease in plant-related deferred tax liabilities was $317.8 million before tax gross-up. In addition an increase in income tax expense of, $6.2 million attributable to the regulated utility was recorded as a discrete item. Of the amount related to non-utility operations, $59.1 million was recorded as a benefit to the tax expense recorded for the period, as a discrete item as a result of the re-measurement of deferred tax liabilities. In addition, the re-measurement of the deferred tax liability associated with the Company’s uncertain tax position was a decrease in the amount of $14.8 million. A reserve for uncertain tax benefits related to prior years would generally not be re-measured if the tax exposure related to prior years. However, WGLH’s reserve for uncertain tax benefits relates solely to repair deductions for which the tax consequence of any disallowed deductions related to these timing differences is expected to be prospective only.
Consolidated deferred tax assets and liabilities were re-measured at a federal rate of 21%, based on the expectation that we will experience a taxable loss in the current fiscal year, increasing our net operating loss carryforward from the prior year. In the event taxable income is reported for the current fiscal year, we would need to apply a blended federal tax rate of 24.5% to any tax owed in the current period, before the utilization of any net operating loss carryforward to offset all or a portion of the taxable income on which federal tax would otherwise be owed. Additionally, the portion of the temporary differences settling or reversing in the first quarter of our fiscal year 2018 would be re-measured at the rate of 24.5% instead of 21%. We have recorded provisional estimates based on current information as the Company continues to work towards refinement and completion of the income tax provision for the current period. Under ASC 980, we recorded a net increase to the regulatory liability for excess deferred income taxes (EDIT) in the amount of $429.3 million including tax gross-up, and a net increase in regulatory assets in the amount of $5.8 million, for a net increase in regulatory liabilities in the amount of $423.5 million. We recorded a decrease in the regulatory asset for flow-through in the amount and $22.4 million, including tax gross-up; and a regulatory asset for the re-measurement of non-plant excess deferred taxes and the net operating loss carryforward deferred tax asset in the amount of $28.2 million, including tax gross-up, for a net increase in regulatory assets in the amount of $5.8 million.
All provisional amounts recorded for re-measurement remain subject to adjustment within the measurement period pending the preparation and analysis of additional information. In addition, we have recorded a provisional estimate but have not fully

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

completed the accounting for the tax sharing impacts of the re-measurement of the deferred tax assets and deferred tax liabilities.
Existing current or deferred tax amounts for which the income tax effects of the Tax Act have not been completed:
Accounting for the tax basis adjustment for ITC. Under prior tax law and under the Act, the basis of property must be reduced by one-half of the investment tax credits claimed thereon. Under GAAP, we gross up the book basis and amortize the investment tax credits over the book life of the associated assets. We have not yet completed the accounting for the effects of the Act on the gross-up of book basis and have not recast the amortization pending additional analysis.
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
All physically and financially settled contracts under our asset optimization program are reported on a net basis in the statements of income in “Utility cost of gas.” Total net margins recorded to “Utility cost of gas” after sharing and management fees associated with all asset optimization transactions for the three months ended December 31, 2017 was a net gain of $5.8 million, including an unrealized loss of $1.4 million. During the three months ended December 31, 2016, we recorded a net gain of $24.3 million, including an unrealized gain of $15.4 million.
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
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Managing Price Risk. WGL Energy Services enters into certain derivative contracts as part of its strategy to manage the price risk associated with the sale and purchase of natural gas and electricity. WGL Energy Services elects "normal purchases and normal sales" treatment for a portion of these physical contracts related to the purchase of natural gas and electricity to serve its customers, and, therefore, they are not subject to the fair value accounting requirements of ASC Topic 815. Derivative instruments not designated as ''normal purchases and normal sales" are recorded at fair value on our consolidated balance sheets, and changes in the fair value of these derivative instruments are reflected in the earnings of our non-utility operations, which may cause significant period-to-period volatility in earnings. WGL Energy Services does not designate derivatives as hedges under ASC Topic 815.
Managing Interest-Rate Risk. WGL utilizes derivative instruments that are designed to limit the risk of interest-rate volatility associated with future debt issuances.

At December 31, 2017, WGL had $250 million of 30-year forward starting interest rate swaps which settled in January 2018. Through December 2016, WGL had designated these interest rate swaps as cash flow hedges in anticipation of a 30-year debt issuance in January 2018, and reported the effective portion of changes in fair value as a component of other comprehensive income (loss). As a result of certain covenants related to the proposed merger with AltaGas, in January 2017, WGL de-designated these hedges as it was no longer probable that the debt would be issued and any further changes in the fair value of the interest rate swaps were recorded in interest expense. WGL believes that the debt issuance is still reasonably possible to occur, therefore, the fair value of the swaps prior to the dedesignation in the amount of $6.4 million is recorded in accumulated other comprehensive income at December 31, 2017. In January 2018, WGL settled these swaps and realized a gain of $13.8 million, of which approximately $13.2 million will be recorded to interest expense. Refer to Note 17—Planned Merger with AltaGas Ltd. for a discussion of the proposed merger.

WGL's comprehensive income (loss) also includes amounts for settled hedges related to prior debt issuances, which are being amortized to income over the life of the outstanding debt. The amortization was minimal for the three months ended December 31, 2017 and 2016.
Consolidated Operations
Reflected in the tables below is information for WGL as well as Washington Gas. The information for WGL includes derivative instruments for both utility and non-utility operations.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

At December 31, 2017 and September 30, 2017, respectively, the absolute notional amounts of our derivatives were as follows:

Absolute Notional Amounts of Open Positions on Derivative Instruments
Derivative transactions	WGL Holdings, Inc.	Washington Gas
December 31, 2017	Notional Amounts
Natural Gas (In millions of therms)
Asset optimization & trading	21,960.9	11,768.0
Retail sales	143.2	—
Other risk-management activities	1,597.4	1,181.0
Electricity (In millions of kWhs)
Retail sales	9,279.2	—
Other risk-management activities(a)	21,569.5	—
Interest Rate Swaps (In millions of dollars)	$250.0	—
September 30, 2017
Natural Gas (In millions of therms)
Asset optimization & trading	21,663.5	11,223.0
Retail sales	124.3	—
Other risk-management activities	1,546.7	1,181.0
Electricity (In millions of kWhs)
Retail sales	10,011.7	—
Other risk-management activities(a)	22,962.1	—
Interest Rate Swaps (In millions of dollars)	$250.0	—
(a) Comprised primarily of financial swaps, financial transmission rights and physical forward purchases.
The following tables present the balance sheet classification for all derivative instruments as of December 31, 2017 and September 30, 2017.

WGL Holdings, Inc. Balance Sheet Classification of Derivative Instruments(b)
(In millions)
As of December 31, 2017	Gross Derivative Assets	Gross Derivative Liabilities	Netting of Collateral	Total(a)
Current Assets—Derivatives	$29.2	$(11.5)	$—	$17.7
Deferred Charges and Other Assets—Derivatives	32.3	(0.1)	—	32.2
Current Liabilities—Derivatives	17.8	(67.2)	14.4	(35.0)
Deferred Credits—Derivatives	17.6	(154.1)	7.6	(128.9)
Total	$96.9	$(232.9)	$22.0	$(114.0)
As of September 30, 2017
Current Assets—Derivatives	$26.6	$(11.3)	$—	$15.3
Deferred Charges and Other Assets—Derivatives	38.9	(0.4)	(0.1)	38.4
Accounts payable	1.0	—	—	1.0
Current Liabilities—Derivatives	10.9	(57.0)	2.1	(44.0)
Deferred Credits—Derivatives	19.2	(148.8)	7.0	(122.6)
Total	$96.6	$(217.5)	$9.0	$(111.9)

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Washington Gas Light Company Balance Sheet Classification of Derivative Instruments(b)
(In millions)
As of December 31, 2017	Gross Derivative Assets	Gross Derivative Liabilities	Netting of Collateral	Total(a)
Current Assets—Derivatives	$9.4	$(5.1)	$—	$4.3
Deferred Charges and Other Assets—Derivatives	15.4	—	—	15.4
Current Liabilities—Derivatives	—	(24.7)	0.1	(24.6)
Deferred Credits—Derivatives	—	(119.0)	—	(119.0)
Total	$24.8	$(148.8)	$0.1	$(123.9)
As of September 30, 2017
Current Assets—Derivatives	$7.5	$(2.4)	$—	$5.1
Deferred Charges and Other Assets—Derivatives	16.5	(0.3)	—	16.2
Current Liabilities—Derivatives	—	(30.3)	—	(30.3)
Deferred Credits—Derivatives	—	(112.3)	—	(112.3)
Total	$24.0	$(145.3)	$—	$(121.3)
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

(b) We did not have any derivative instruments outstanding that were designated as hedging instruments at December 31, 2017 or September 30, 2017.
The following table presents all gains and losses associated with derivative instruments for the three months ended December 31, 2017 and 2016.

Gains and Losses on Derivative Instruments
(In millions)	WGL Holdings, Inc.		Washington Gas
Three Months Ended December 31,	2017	2016	2017	2016
Recorded to income
Operating revenues—non-utility	$(7.5)	$(36.7)	$—	$—
Utility cost of gas	(2.6)	14.7	(2.6)	14.7
Non-utility cost of energy-related sales	22.2	31.3	—	—
Interest expense	(0.4)	(0.1)	—	—
Recorded to regulatory assets
Gas costs	(5.8)	19.6	(5.8)	19.6
Recorded to other comprehensive income	0.1	49.5	—	—
Total	$6.0	$78.3	$(8.4)	$34.3

Collateral
WGL utilizes standardized master netting agreements, which facilitate the netting of cash flows into a single net exposure for a given counterparty. As part of these master netting agreements, cash, letters of credit and parent company guarantees may be required to be posted or obtained from counterparties in order to mitigate credit risk related to both derivatives and non-derivative positions. Under WGL’s offsetting policy, collateral balances are offset against the related counterparties’ derivative positions to the extent the application would not result in the over-collateralization of those derivative positions on the balance sheet.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

The table below presents collateral not offset against derivative assets and liabilities at December 31, 2017 and September 30, 2017, respectively.

Collateral Not Offset Against Derivative Assets and Liabilities (In millions)
December 31, 2017	Collateral deposits posted with counterparties	Cash collateral held representing an obligation
Washington Gas	$8.1	$0.1
WGL Energy Services	30.6	—
WGL Midstream	16.8	0.4
September 30, 2017
Washington Gas	$3.7	$0.1
WGL Energy Services	23.7	—
WGL Midstream	44.4	1.6
Any collateral posted that is not offset against derivative assets and liabilities is included in “Other prepayments” in the accompanying condensed balance sheets. Collateral received and not offset against derivative assets and liabilities is included in “Customer deposits and advance payments” in the accompanying balance sheets.
Certain derivative instruments of WGL, Washington Gas, WGL Energy Services and WGL Midstream contain contract provisions that require collateral to be posted if the credit rating of Washington Gas or WGL falls below certain levels or if counterparty exposure to WGL, Washington Gas, WGL Energy Services or WGL Midstream exceeds a certain level (credit-related contingent features). Due to counterparty exposure levels, at December 31, 2017, WGL Energy Services posted $11.8 million of collateral related to its derivative liabilities that contained credit-related contingent features. At September 30, 2017, WGL Energy Services posted $8.6 million of collateral related to these aforementioned derivative liabilities. At December 31, 2017 and September 30, 2017, WGL was not required to post collateral related to a derivative liability that contained a credit-related contingent feature. At both December 31, 2017 and September 30, 2017, Washington Gas and WGL Midstream were not required to post any collateral related to their respective derivative liabilities that contained credit-related contingent features. The following table shows the aggregate fair value of all derivative instruments with credit-related contingent features that are in a liability position, as well as the maximum amount of collateral that would be required if the most intrusive credit-risk-related contingent features underlying these agreements were triggered on December 31, 2017 and September 30, 2017, respectively.

Potential Collateral Requirements for Derivative Liabilities with Credit-Risk-Contingent Features
(In millions)	WGL Holdings, Inc.	Washington Gas
December 31, 2017
Derivative liabilities with credit-risk-contingent features	$14.5	$1.7
Maximum potential collateral requirements	$8.1	$1.6
September 30, 2017
Derivative liabilities with credit-risk-contingent features	$25.0	$2.8
Maximum potential collateral requirements	$21.9	$2.8
We do not enter into derivative contracts for speculative purposes.
Concentration of Credit Risk
We are exposed to credit risk from derivative instruments with wholesale counterparties, which is represented by the fair value of these instruments at the reporting date. We actively monitor and work to minimize counterparty concentration risk through various practices. At December 31, 2017, one counterparty represented over 10% of Washington Gas’ credit exposure to wholesale derivative counterparties for a total credit risk of $16.0 million; three counterparties each represented over 10% of WGL Energy Services’ credit exposure to wholesale counterparties for a total credit risk of $0.9 million; and one counterparty represented over 10% of WGL Midstream’s credit exposure to wholesale counterparties for a total credit risk of $15.9 million.
WEATHER-RELATED INSTRUMENTS

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

WGL Energy Services utilizes weather-related instruments for managing the financial effects of weather risks. These instruments cover a portion of WGL Energy Services’ estimated revenue or energy-related cost exposure to variations in heating or cooling degree days. These contracts provide for payment to WGL Energy Services of a fixed-dollar amount for every degree day over or under specific levels during the calculation period depending upon the type of contract executed. During the three months ended December 31, 2017 and 2016, WGL Energy Services recorded pre-tax losses of $0.8 million and $1.5 million, respectively, related to these instruments included in "Non-utility cost of energy related sales" in the accompanying condensed consolidated statements of income.

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
Level 1.Level 1 of the fair value hierarchy consists of assets or liabilities that are valued using observable inputs based upon unadjusted quoted prices in active markets for identical assets or liabilities at the reporting date. WGL did not have any Level 1 derivatives at December 31, 2017 or September 30, 2017.
Level 2.Level 2 of the fair value hierarchy consists of assets or liabilities that are valued using directly or indirectly observable inputs either corroborated with market data or based on exchange traded market data. Level 2 includes fair values based on industry-standard valuation techniques that consider various assumptions: (i) quoted forward prices, including the use of mid-market pricing within a bid/ask spread; (ii) discount rates; (iii) implied volatility and (iv) other economic factors. Substantially all of these assumptions are observable throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the relevant market. At December 31, 2017 and September 30, 2017, Level 2 financial assets and liabilities included energy-related physical and financial derivative transactions such as forward, option and other contracts for deliveries at active market locations, as well as our interest rate swaps.
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
At December 31, 2017 and September 30, 2017, Level 3 derivative assets and liabilities included: (i) physical contracts valued at illiquid market locations with no observable market data; (ii) long-dated positions where observable pricing is not available over the majority of the life of the contract; (iii) contracts valued using historical spot price volatility assumptions and (iv) valuations using indicative broker quotes for inactive market locations.

The following tables set forth financial instruments recorded at fair value as of December 31, 2017 and September 30, 2017, respectively. A financial instrument’s classification within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy.

WGL Holdings, Inc. Fair Value Measurements Under the Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Total
At December 31, 2017
Assets
Natural gas related derivatives	$—	$24.6	$53.2	$77.8
Electricity related derivatives	—	3.1	6.3	9.4
Interest rate derivatives	—	9.7	—	9.7
Total Assets	$—	$37.4	$59.5	$96.9
Liabilities
Natural gas related derivatives	$—	$(33.0)	$(170.1)	$(203.1)
Electricity related derivatives	—	(1.6)	(19.1)	(20.7)
Interest rate derivatives	—	(9.1)	—	(9.1)
Total Liabilities	$—	$(43.7)	$(189.2)	$(232.9)
At September 30, 2017
Assets
Natural gas related derivatives	$—	$18.4	$52.8	$71.2
Electricity related derivatives	—	0.1	15.5	$15.6
Interest rate derivatives	—	9.8	—	$9.8
Total Assets	$—	$28.3	$68.3	$96.6
Liabilities
Natural gas related derivatives	$—	$(15.5)	$(167.4)	$(182.9)
Electricity related derivatives	—	(4.1)	(21.7)	(25.8)
Interest rate derivatives	—	(8.8)	—	(8.8)
Total Liabilities	$—	$(28.4)	$(189.1)	$(217.5)

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Washington Gas Light Company Fair Value Measurements Under the Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Total
At December 31, 2017
Assets
Natural gas related derivatives	$—	$8.4	$16.4	$24.8
Total Assets	$—	$8.4	$16.4	$24.8
Liabilities
Natural gas related derivatives	$—	$(7.0)	$(141.8)	$(148.8)
Total Liabilities	$—	$(7.0)	$(141.8)	$(148.8)
At September 30, 2017
Assets
Natural gas related derivatives	$—	$7.0	$17.0	$24.0
Total Assets	$—	$7.0	$17.0	$24.0
Liabilities
Natural gas related derivatives	$—	$(5.7)	$(139.6)	$(145.3)
Total Liabilities	$—	$(5.7)	$(139.6)	$(145.3)
The following table includes quantitative information about the significant unobservable inputs used in the fair value measurement of our Level 3 financial instruments and the respective fair values of the net derivative asset and liability positions, by contract type, as of December 31, 2017 and September 30, 2017.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Quantitative Information about Level 3 Fair Value Measurements
(In millions)	Net Fair Value December 31, 2017	Valuation Techniques	Unobservable Inputs	Range

WGL Holdings, Inc.
Natural gas related derivatives	$(113.2)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($1.125) - $3.400
		Option Model	Natural Gas Basis Price (per dekatherm)	($1.030) - $3.100
	$(3.7)		Annualized Volatility of Spot Market Natural Gas	30.2% - 714.1%
Electricity related derivatives	$(12.8)	Discounted Cash Flow	Electricity Congestion Price (per megawatt hour)	($2.977) - $78.990

Washington Gas Light Company
Natural gas related derivatives	$(125.4)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($1.125) - $2.725

(In millions)	Net Fair Value September 30, 2017

WGL Holdings, Inc.
Natural gas related derivatives	$(112.4)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($2.095) - $2.805
		Option Model	Natural Gas Basis Price (per dekatherm)	($2.095) - $2.358
	$(2.2)		Annualized Volatility of Spot Market Natural Gas	28.7% - 566.8%
Electricity related derivatives	$(6.2)	Discounted Cash Flow	Electricity Congestion Price (per megawatt hour)	($2.736) - $56.500

Washington Gas Light Company
Natural gas related derivatives	$(122.6)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($1.928) - $2.805
The following tables are a summary of the changes in the fair value of our derivative instruments that are measured at net fair value on a recurring basis in accordance with ASC Topic 820 using significant Level 3 inputs during the three months ended December 31, 2017 and 2016, respectively.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
	WGL Holdings, Inc.			Washington Gas Light Company
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Total	Total - Natural Gas Related Derivatives
Three Months Ended December 31, 2017
Balance at October 1, 2017	$(114.6)	$(6.2)	$(120.8)	$(122.6)
Realized and unrealized gains (losses)
Recorded to income	(4.1)	(9.2)	(13.3)	(3.8)
Recorded to regulatory assets—gas costs	(6.9)	—	(6.9)	(6.9)
Transfers into Level 3	0.3	—	0.3	0.2
Transfers out of Level 3	(0.3)	—	(0.3)	—
Purchases	—	2.5	2.5	—
Settlements	8.7	0.1	8.8	7.7
Balance at December 31, 2017	$(116.9)	$(12.8)	$(129.7)	$(125.4)
Three Months Ended December 31, 2016
Balance at October 1, 2016	$(264.1)	$(9.1)	$(273.2)	$(251.6)
Realized and unrealized gains (losses)
Recorded to income	10.3	(3.6)	6.7	17.0
Recorded to regulatory assets—gas costs	22.0	—	22.0	22.0
Transfers into Level 3	(0.2)	—	(0.2)	0.2
Purchases	—	(2.8)	(2.8)	—
Settlements	3.4	7.2	10.6	3.6
Balance at December 31, 2016	$(228.6)	$(8.3)	$(236.9)	$(208.8)
Transfers between different levels of the fair value hierarchy may occur based on fluctuations in the valuation inputs and on the level of observable inputs used to value the instruments from period to period. It is our policy to show both transfers into and out of the different levels of the fair value hierarchy at the fair value as of the beginning of the period. Transfers out of Level 3 for the periods presented were due to an increase in observable market inputs, primarily reflecting a decrease in the duration of the contracts being valued. Transfers into Level 3 for the periods presented were due to an increase in unobservable market inputs, primarily pricing points.
The table below sets forth the line items on the statements of income to which amounts are recorded for the three months ended December 31, 2017 and 2016, respectively, related to fair value measurements using significant Level 3 inputs.

Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
	WGL Holdings, Inc.			Washington Gas Light Company
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Total	Total - Natural Gas Related Derivatives
Three Months Ended December 31, 2017
Operating revenues—non-utility	$(6.5)	$(16.1)	$(22.6)	$—
Utility cost of gas	(3.8)	—	(3.8)	(3.8)
Non-utility cost of energy-related sales	6.2	6.9	13.1	—
Total	$(4.1)	$(9.2)	$(13.3)	$(3.8)
Three Months Ended December 31, 2016
Operating revenues—non-utility	$(10.3)	$(10.7)	$(21.0)	$—
Utility cost of gas	17.0	—	17.0	17.0
Non-utility cost of energy-related sales	3.6	7.1	10.7	—
Total	$10.3	$(3.6)	$6.7	$17.0

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Unrealized gains (losses) attributable to derivative assets and liabilities measured using significant Level 3 inputs were recorded as follows, for the three months ended December 31, 2017 and 2016, respectively.

Unrealized Gains (Losses) Recorded for Level 3 Measurements
	WGL Holdings, Inc.			Washington Gas Light Company
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Total	Total - Natural Gas Related Derivatives
Three Months Ended December 31, 2017
Recorded to income
Operating revenues—non-utility	$(5.5)	$(13.6)	$(19.1)	$—
Utility cost of gas	(4.6)	—	(4.6)	(4.6)
Non-utility cost of energy-related sales	4.2	6.2	10.4	—
Recorded to regulatory assets—gas costs	(7.5)	—	(7.5)	(7.5)
Total	$(13.4)	$(7.4)	$(20.8)	$(12.1)
Three Months Ended December 31, 2016
Recorded to income
Operating revenues—non-utility	$(9.7)	$(5.9)	$(15.6)	$—
Utility cost of gas	15.6	—	15.6	15.6
Non-utility cost of energy-related sales	(0.1)	11.7	11.6	—
Recorded to regulatory assets—gas costs	19.7	—	19.7	19.7
Total	$25.5	$5.8	$31.3	$35.3
The following table presents the carrying amounts and estimated fair values of our financial instruments at December 31, 2017 and September 30, 2017.

WGL Holdings, Inc. Fair Value of Financial Instruments
	December 31, 2017		September 30, 2017
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Money market funds(a)	$70.1	$70.1	$11.8	$11.8
Commercial paper (b)	$503.9	$503.9	$505.0	$505.0
Project financing (b)	$94.6	$94.6	$54.8	$54.8
Long-term debt(c)	$1,679.9	$1,842.8	$1,430.9	$1,577.3

Washington Gas Light Company Fair Value of Financial Instruments
	December 31, 2017		September 30, 2017
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Money market funds (a)	$13.7	$13.7	$4.8	$4.8
Commercial paper (b)	$162.0	$162.0	$123.0	$123.0
Project financing (b)	$85.4	$85.4	$43.8	$43.8
Long-term debt (c)	$1,084.6	$1,232.9	$1,134.5	$1,271.0

(a)	Balance is located in cash and cash equivalents in the accompanying balance sheets. These amounts may be offset by outstanding checks.

(b)	Balance is located in notes payable in the accompanying balance sheets.

(c)	Excludes current maturities.
Our money market funds are Level 1 valuations and their carrying amount approximates fair value. Other short-term investments are primarily overnight investment accounts; their carrying amount approximates fair value based on Level 2

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

inputs. The maturity of our commercial paper outstanding at both December 31, 2017 and September 30, 2017 is under 30 days. Due to the short-term nature of these notes, the carrying cost of our commercial paper approximates fair value using Level 2 inputs. Due to the nature of our project financing arrangements, the carrying cost approximates fair value using Level 2 inputs. Neither WGL’s nor Washington Gas’ long-term debt is actively traded. The fair value of long-term debt was estimated based on the quoted market prices of the U.S. Treasury issues having a similar term to maturity, adjusted for the credit quality of the debt issuer, WGL or Washington Gas. Our long-term debt fair value measurement is classified as Level 3.

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

Administrative and business development activity costs associated with WGL and Washington Gas Resources and activities and transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our four operating segments, are aggregated as “Other Activities” in the Operating Segment Financial Information presented below. Results for other activities primarily relate to costs associated with the planned merger with AltaGas.
The following tables present operating segment information for the three months ended December 31, 2017 and 2016.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Operating Segment Financial Information
(In thousands)	Operating Revenues	Depreciation and Amortization	Equity in Earnings of Unconsolidated Affiliates	EBIT	Total Assets	Capital Expenditures	Equity Method Investments
Three Months Ended December 31, 2017
Regulated utility	$377,470	$34,103	$—	$98,365	$5,227,299	$76,762	$—
Retail energy-marketing	248,693	282	—	3,742	533,273	—	—
Commercial energy systems(a)	20,063	6,584	—	5,647	1,104,588	22,292	—
Midstream energy services	17,687	4	5,892	22,185	802,613	—	489,354
Other activities	—	—	—	(4,171)	269,719	—	—
Eliminations(b)	(11,473)	12	—	1,689	(874,918)	—	—
Total consolidated	$652,440	$40,985	$5,892	$127,457	$7,062,574	$99,054	$489,354
Three Months Ended December 31, 2016
Regulated utility	$333,986	$30,560	$—	$102,717	$4,891,722	$111,681	$—
Retail energy-marketing	298,684	305	—	29,185	518,914	404	—
Commercial energy systems(a)	14,857	4,399	2,387	4,663	932,908	43,673	68,573
Midstream energy services	(24,988)	9	(2,122)	(28,484)	607,806	—	305,492
Other activities	—	—	—	(1,198)	417,672	—	—
Eliminations(b)	(13,052)	10	—	1,108	(893,632)	—	—
Total consolidated	$609,487	$35,283	$265	$107,991	$6,475,390	$155,758	$374,065

(a) As of August 2016, Commercial Energy Systems' operating revenues include revenues from non-controlling interest. Commercial energy systems' EBIT is adjusted for the effects of non-controlling interest.

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
The following table provides a reconciliation from EBIT to net income applicable to common stock.

	Three Months Ended December 31,
(In thousands)	2017	2016
Total consolidated EBIT	$127,457	$107,991
Interest expense	20,197	16,235
Income tax expense (benefit)	(31,110)	33,454
Dividends on Washington Gas Light Company preferred stock	330	330
Net income applicable to common stock	$138,040	$57,972
NOTE 11. OTHER INVESTMENTS
WGL has both solar and pipeline investments and accounts for its interests in legal entities as either a: (i) variable interest entity (VIE) or a (ii) voting interest entity (non-VIE). A VIE is a legal entity with one of the following characteristics: (i) has insufficient at-risk equity to fund its activities without additional subordinated financial support from any other party or parties; (ii) whose equity holders as a group lack the characteristics of a controlling financial interest; or (iii) the entity is structured with non-substantive voting rights.
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
We have investments in both consolidated and unconsolidated VIEs which are described in detail below. The unconsolidated investments are accounted for under the equity method of accounting with profits and losses included in “Equity in earnings of unconsolidated affiliates” in the accompanying Condensed Consolidated Statements of Income.
Under the VIE model, we have a controlling financial interest in a VIE (i.e., are the primary beneficiary) and would consolidate the entity when we have current or potential rights that give us the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance combined with a variable interest that gives us the right to receive potentially significant benefits or the obligation to absorb potentially significant losses. When changes occur to the design of an entity, we reconsider whether the entity is a VIE model. We also continuously evaluate whether we have a controlling financial interest in a VIE.
Under the voting interest model, we consolidate an entity when we have a controlling financial interest by holding directly or indirectly, more than 50% of the voting rights or by exercising control through substantive participating rights. However, we consider substantive rights held by other partners in determining if we hold a controlling financial interest, and in some cases, despite owning more than 50% of the common stock of an investee, an evaluation of our rights relative to other investors may result in the determination that we do not have a controlling financial interest and do not consolidate the entity. We reevaluate whether we have a controlling financial interest in these entities when our voting or substantive participating rights change. Where we do not have a controlling financial interest, we apply the equity method of accounting in which investments are initially measured at cost. Investments in, and advances to, affiliated companies are presented in the caption “Investments in unconsolidated affiliates” in the accompanying Condensed Consolidated Balance Sheets.
WGL uses the Hypothetical Liquidation at Book Value (HLBV) methodology to determine its earnings or losses for certain equity method investments as well as for the non-controlling interests in consolidated investments when the governing structuring agreement over the equity investment results in different liquidation rights and priorities than what is reflected by the underlying ownership interest percentage. For investments accounted for under the HLBV method, simply applying the percentage ownership interest to GAAP net income in order to determine earnings or losses does not accurately represent the income allocation and cash flow distributions that will ultimately be received by the investors. The HLBV calculation may vary in its complexity depending on the capital structure and the tax considerations for the investments.
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

Consolidated Investments
Variable Interest Entities-Solar

At December 31, 2017, WGL's subsidiary, WGSW, Inc. was the primary beneficiary of SFGF, SFRC, SFGF II, ASD and SFEE, because of its ability to direct the activities most significant to the economic performance of those entities. Accordingly, we have consolidated these VIE's.

SFGF, SFRC, and SFGF II

WGSW, along with its various tax equity partners, formed SFGF, SFRC, and SFGF II, investments to acquire, own, and operate distributed generation solar projects nationwide. WGSW is the managing member of these investments and will provide cash equal to the purchase price of the solar projects less any contributions from the tax-equity partner. WGL Energy Systems is the operations and maintenance provider, and the developer of the projects.

Profits and losses are allocated between the partners under the HLBV method of accounting and the portion allocated to the tax equity partner is included in “Net income (loss) attributable to non-controlling interest” on the accompanying Condensed

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Consolidated Statements of Income and is recorded to Non-controlling interest on the accompanying Condensed Consolidated Balance Sheets.

As of December 31, 2017, WGSW has contributed the following amounts to SFGF, SFRC, and SFGF II, respectively, $16.8 million, $20.8 million and $0.8 million.
ASD
WGSW is a limited partner in ASD Solar LP (ASD), a limited partnership formed to own and operate a portfolio of residential solar projects, primarily rooftop photovoltaic power generation systems. As a limited partner, WGSW had provided funding to the partnership but did not have power to direct the activities that most significantly affect the operations and economic performance of the entity. In January 2014, the funding commitment period ended for the partnership. Prior to July 10, 2017, ASD was being consolidated by the general partner, Solar Direct LLC (Solar Direct). Solar Direct is a wholly owned subsidiary of American Solar Direct Inc. (ASDI).
In June 2017, ASDI filed for Chapter 7 bankruptcy because of financial difficulties. To ensure continuing operations of the partnership and minimal disruptions to the customers, WGSW petitioned the Bankruptcy Court to remove Solar Direct as manager of ASD operations and to approve the appointment of SF ASD, a wholly-owned subsidiary of WGL Energy Systems, which was formed to take over the management and operations of the partnership, as manager of ASD operations. On July 10, 2017, the Bankruptcy Court granted the bankruptcy trustee's emergency motion to assign management rights and control of ASD to SF ASD and WGSW consolidated ASD as a result. As of December 31, 2017, WGSW has contributed $72.5 million into the tax equity partnership.
SFEE

On November 23, 2016, WGSW and a tax equity partner formed SFEE to acquire distributed generation solar projects that were to be developed by a third-party developer or WGL Energy Systems. New projects were to be designed and constructed under long-term power purchase agreements. On November 8, 2017, WGSW terminated the Master Purchase Agreement between SFEE, LLC and the third-party developer. The termination triggered a reassessment of the method of accounting for SFEE and as a result of the reassessment, SFEE is a VIE and consolidated by WGSW since then. As of December 31, 2017, WGSW has contributed $6.5 million into the tax equity partnership.

The following table summarizes the fair value amounts of SFEE assets and liabilities, as well as the estimated fair value of the non-controlling interest as of the date of consolidation.

Fair Value of SFEE at Date of Consolidation
(in millions)	Fair Value
Property, plant and equipment	$10.1
Other assets	0.1
Total assets	$10.2
Net assets	$10.2
Non-controlling interest	$0.6
WGSW equity interest	$9.6

Property, plant and equipment represents commercial solar assets for SFEE stated at cost, which was determined to equate fair value provided by a third-party appraisal.
The carrying amounts and classification of the consolidated VIEs’ assets and liabilities included in our accompanying Condensed Consolidated Balance Sheets at December 31, 2017 and September 30, 2017 are as follows:
WGL Holdings, Inc.
Balance Sheet Location of Consolidated Investments

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

(in millions)	December 31, 2017	September 30, 2017
Current assets	$5.8	$4.4
Property, Plant and Equipment	137.5	121.7
Total assets	$143.3	$126.1
Current liabilities	0.2	0.2
Deferred credits	1.1	0.8
Total liabilities	$1.3	$1.0

Unconsolidated Investments
Variable Interest Entity-Pipelines
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
At December 31, 2017 and September 30, 2017, WGL Midstream held a $238.6 million and $146.7 million, respectively, equity method investment in Meade. WGL Midstream plans to invest an estimated $410 million for a 55% interest in Meade. Although WGL Midstream holds greater than a 50% interest in Meade, Meade is accounted for under the equity method of accounting because WGL Midstream does not have the power to direct the activities most significant to the economic performance of Meade. Meade is accounted for under the HLBV equity method of accounting, and any profits and losses are included in “Equity in earnings of unconsolidated affiliates” in the accompanying Condensed Consolidated Statements of Income and are added to or subtracted from the carrying amount of WGL’s investment balance.
At September 30, 2017, this VIE was not consolidated because WGL and its subsidiaries were not the primary beneficiaries. The nature of WGL’s involvement with this investment lacks the characteristics of a controlling financial interest. WGL does not have control over activities that are economically significant to Meade.
Our maximum financial exposure to loss because of our involvement with this VIE is equal to WGL Midstream's capital contributions.
Non-VIE Investments-Pipelines
Constitution
WGL Midstream owns a 10% interest in Constitution Pipeline Company, LLC (Constitution). The Constitution Pipeline is proposed to transport natural gas from the Marcellus region in northern Pennsylvania to major northeastern markets. Constitution is accounted for under the equity method of accounting; any profits and losses are included in “Equity in earnings of unconsolidated affiliates” in the accompanying Condensed Consolidated Statements of Income and are added to or subtracted from the carrying amount of WGL’s investment balance. The equity method is considered appropriate because Constitution is an LLC with specific ownership accounts and ownership between five and fifty percent resulting in WGL Midstream maintaining a more than minor influence over the partnership operating and financing policies.
In December 2014, Constitution received approval from the FERC to construct and operate the proposed pipeline. However, on April 22, 2016, the New York State Department of Environmental Conservation (NYSDEC) denied Constitution’s application for a Section 401 Certification for the pipeline, which is necessary for the construction and operation of the pipeline. In May 2016, Constitution filed actions in both the U.S. Circuit Court of Appeals for the Second Circuit and the U.S. District Court for the Northern District of New York, appealing the decision and seeking declaratory judgment that the State of New York’s permitting authority is preempted by federal law.  In May 2016, Constitution appealed the NYSDEC’s denial of the Section 401 certification to the United States Court of Appeals for the Second Circuit, and in August 2017, the court issued a decision denying in part and dismissing in part Constitution’s appeal. The court expressly declined to rule on Constitution’s argument that the NYSDEC’s decision on Constitution’s Section 401 application constitutes a waiver of the certification

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

requirement. Constitution has filed a petition for rehearing with the Second Circuit Court's decision, but in October the court denied our petition. In January 2018, Constitution petitioned the United States Supreme Court to review the Second Circuit Court’s decision.
In October 2017, Constitution filed a petition for declaratory order requesting FERC to find that, by operation of law, the Section 401 certification requirement for the New York State portion of Constitution’s pipeline project was waived due to the failure by the NYSDEC to act on Constitution’s Section 401 application within a reasonable period of time as required by the express terms of such statute. The petition was consistent with a recent decision by the District of Columbia Circuit Court in another proceeding, in which the court clarified that an applicant facing similar circumstances should present evidence of waiver to the FERC. On January 11, 2018, the FERC denied the petition, finding that Section 401 provides that a state waives certification only when it does not act on an application within one year from the date of the application. The project’s sponsors remain committed to the project and plan to seek rehearing and, if necessary, appeal of the FERC’s decision.
Beginning in April 2016, we discontinued capitalization of development costs related to this project. At December 31, 2017 and September 30, 2017, WGL Midstream held a $38.2 million and $38.1 million, equity method investment in Constitution, respectively. We have evaluated our investment in Constitution for other than temporary impairment as of December 31, 2017. Our impairment assessment used income and market approaches in determining the fair value of our investment in Constitution, including consideration of the severity and duration of any decline in fair value of our investment in the project. Our key inputs included, but are not limited to, significant management judgments and estimates, including projections of the project’s cash flows, selection of a discount rate, market multipliers and probability weighting of potential outcomes of legal and regulatory proceedings. At December 31, 2017, we did not record any impairment charge to reduce the carrying value of our investment. In light of FERC’s ruling on January 11, 2018, we expect that we will record an impairment charge of up to $38.2 million, the current carrying amount of the investment, in the quarter ending March 31, 2018. There could also be additional expenditures beyond this impairment; however, we believe that recoveries from the sale of the inventories held by Constitution will mostly offset these expenditures.

Mountain Valley Pipeline
In March 2015, WGL Midstream acquired a 7% equity interest in Mountain Valley Pipeline, LLC (Mountain Valley). On October 24, 2016, WGL Midstream acquired an additional 3% equity interest in Mountain Valley by assuming all of Vega Midstream MVP LLC's (Vega Energy) interest in the joint venture. WGL Midstream now owns a 10% interest in Mountain Valley.
The proposed pipeline to be developed, constructed, owned and operated by Mountain Valley, will transport approximately 2.0 million dekatherms of natural gas per day and connects with EQT Corporation's Equitrans system in Wetzel County, West Virginia to Transcontinental Gas Pipe Line Company LLC's Station 165 in Pittsylvania County, Virginia. The pipeline is scheduled to be in service by December 2018.
At December 31, 2017 and September 30, 2017, WGL Midstream held a $76.8 million and $63.0 million equity method investment in Mountain Valley, respectively. WGL Midstream expects to invest in scheduled capital contributions through the in-service date of the pipeline, its pro rata share (based on its 10% equity interest) of project costs, an estimated aggregate amount of approximately $350.0 million. The equity method is considered appropriate because Mountain Valley is an LLC with specific ownership accounts and ownership between five and fifty percent resulting in WGL Midstream maintaining a more than minor influence over the partnership operating and financing policies. Profits and losses are allocated under the HLBV method of accounting and are included in “Equity in earnings of unconsolidated affiliates” in the accompanying Condensed Consolidated Statements of Income and are added to or subtracted from the carrying amount of WGL’s investment balance.
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
At December 31, 2017 and September 30, 2017, WGL Midstream held a $135.7 million and $136.7 million equity method investment in the Stonewall System. The equity method is considered appropriate because the Stonewall System is an LLC with specific ownership accounts and ownership between five and fifty percent resulting in WGL Midstream maintaining a more than minor influence over the partnership operating and financing policies. Profits and losses are allocated under the

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

HLBV method of accounting and are included in “Equity in earnings of unconsolidated affiliates” in the accompanying Condensed Consolidated Statements of Income and are added to or subtracted from the carrying amount of WGL’s investment balance.
The carrying amount of WGL Midstream's investment in the Stonewall System exceeded the amount of the underlying equity in net assets by $8.8 million as of December 31, 2017, which is being amortized over the life of the assets.
The following tables present summary information about our unconsolidated VIEs and non-VIEs:
WGL Holdings, Inc.
Balance Sheet Location of Unconsolidated Investments

	Solar Investments	Pipelines
(in millions)	Non-VIEs(a)	VIEs(b)	Non-VIEs(c)	Total
December 31, 2017
Assets
Investments in unconsolidated affiliates	$—	$238.6	$250.8	$489.4
Total assets	$—	$238.6	$250.8	$489.4
September 30, 2017
Assets
Investments in unconsolidated affiliates	$9.6	$146.7	$237.9	$394.2
Total assets	$9.6	$146.7	$237.9	$394.2
(a) Balance relates to interest held in SFEE on September 30, 2017
(b) Balance relates to equity method investment in Meade.
(c) Balance relates to equity method investments in Constitution, Mountain Valley Pipeline and Stonewall System.

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
In connection with billing on behalf of unregulated third-party marketers, including WGL Energy Services and with other miscellaneous billing processes, Washington Gas collects cash on behalf of affiliates and transfers the cash in a reasonable time period. Cash collected by Washington Gas on behalf of its affiliates but not yet transferred is recorded in “Payables to associated companies” on Washington Gas’ Condensed Balance Sheets.
Washington Gas previously obtained third-party project financing on behalf of the federal government to provide funds during the construction of certain energy management services projects entered into under Washington Gas' area-wide contract. In December 2016, WGL Energy Systems entered into an agreement to obtain third-party financing and receive funds directly from the third-party lender during the construction period associated with the related energy management service projects. As part of the ongoing financing arrangement, Washington Gas records a receivable representing the government’s obligation, and records an inter-company payable to WGL Energy Systems for the construction work performed for the same amount in "Payables to associated companies". Refer to Note 3—Short Term Debt of the Notes to Condensed Consolidated Financial Statements for further discussion of the project financing.
The following table presents the receivables from and payables to associated companies as of December 31, 2017 and September 30, 2017.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Washington Gas Receivables From / Payables To Associated Companies
(In millions)	December 31, 2017	September 30, 2017
Receivables from associated companies	$27.0	$32.4
Payables to associated companies	$107.6	$94.8
Washington Gas provides gas balancing services related to storage, injections, withdrawals and deliveries to all energy marketers participating in the sale of natural gas on an unregulated basis through the customer choice programs that operate in its service territory. These balancing services include the sale of natural gas supply commodities related to various peaking arrangements contractually supplied to Washington Gas and then partially allocated and assigned by Washington Gas to the energy marketers, including WGL Energy Services. Washington Gas records revenues for these balancing services pursuant to tariffs approved by the appropriate regulatory bodies. These related party amounts related to balancing services provided to WGL Energy Services have been eliminated in the consolidated financial statements of WGL. The following table shows the amounts Washington Gas charged WGL Energy Services for balancing services which are located in "Utility Operating Revenues".

Washington Gas - Gas Balancing Service Charges
	Three Months Ended December 31,
(In millions)	2017	2016
Gas balancing service charge	$2.5	$6.9

As a result of these balancing services, an imbalance is created for volumes of natural gas received by Washington Gas that are not equal to the volumes of natural gas delivered to customers of the energy marketers. At December 31, 2017 and September 30, 2017, WGL Energy Services recognized accounts receivable from Washington Gas of $4.8 million and $1.4 million respectively, related to an imbalance in gas volumes. Due to regulatory treatment, these payables and receivables are not eliminated in the consolidated financial statements of WGL. Refer to Note 1—Accounting Policies of the Notes to Condensed Consolidated Financial Statements of our combined Annual Report on Form 10-K for the fiscal year ended September 30, 2017 for further discussion of these imbalance transactions.

Washington Gas participates in a purchase of receivables (POR) program as approved by the Maryland Public Service Commission (PSC of MD), whereby it purchases receivables from participating energy marketers at approved discount rates. In addition, WGL Energy Services participates in POR programs with certain Maryland and Pennsylvania utilities, whereby it sells its receivables to various utilities, including Washington Gas, at approved discount rates. The receivables purchased by Washington Gas are included in “Accounts receivable” in the accompanying balance sheet. Any activity between Washington Gas and WGL Energy Services related to the POR program has been eliminated in the accompanying financial statements for WGL. At December 31, 2017 and September 30, 2017, Washington Gas had balances of $6.0 million and $3.2 million, respectively, of purchased receivables from WGL Energy Services which are located in "Accounts receivable".

NOTE 13. COMMITMENTS AND CONTINGENCIES

REGULATORY CONTINGENCIES
Certain legal and administrative proceedings incidental to our business, including regulatory contingencies, involve WGL and/or its subsidiaries. In our opinion, we have recorded an adequate provision for probable losses or refunds to customers for regulatory contingencies related to these proceedings.

Virginia Jurisdiction

Virginia Rate Case. On June 30, 2016, Washington Gas filed an application with the Commonwealth of Virginia State Corporation Commission (SCC of VA) to increase its base rates for natural gas service by $45.6 million, which includes $22.3 million of revenue associated with natural gas pipeline replacement initiatives previously approved by the SCC of VA and paid by customers through a monthly rider. Additionally, the proposed rate increase included provisions designed to deliver the benefits of natural gas to more customers that include: (i) facilitating conversion to natural gas in locations already served by

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Washington Gas; (ii) expanding the natural gas system to high-growth communities in Virginia and (iii) research and development enabling innovations to enhance service for our customers.

Interim rates went into effect, subject to refund, in the December 2016 billing cycle. Intervenors filed testimony on January 31, 2017, Staff of the SCC of VA filed testimony on February 28, 2017 and Washington Gas filed its rebuttal testimony on March 28, 2017. On April 17, 2017, Washington Gas filed with the SCC of VA a unanimous settlement as to a specific annual revenue increase, but not as to a specific return on equity, specific accounting adjustments, or specific ratemaking methodologies, except as otherwise set forth therein. The Stipulation set forth, for purposes of settlement, a base rate increase of $34 million (of which $14.1 million represents incremental base rate revenues over and above the inclusion of SAVE Plan costs which were previously recovered through monthly surcharges). For purposes of the settlement, the mid-point of the return on equity range of 9.0-10.0% will be used in any application or filing, other than a change in base rates, effective December 1, 2016. On June 30, 2017, the Chief Hearing Examiner issued a report recommending that the SCC of VA approve the Stipulation. On September 8, 2017, Washington Gas received a final order from the SCC of VA accepting settlement subject to minor modifications to Washington Gas’ System Expansion Proposals. All parties agreed to a Revised Stipulation filed on September 20, 2017, reflecting the SCC of VA’s denial of one of the System Expansion Proposals and Washington Gas’ withdrawal of the second one. The SCC of VA issued its final order approving the revised stipulation on September 25, 2017. Refunds to customers, which have been accrued by Washington Gas at December 31, 2017, will be made related to the interim billings in accordance with the final order. On December 21, 2017, Washington Gas requested and was granted by the SCC of VA a 45-day extension to complete the refunds.

FINANCIAL GUARANTEES
WGL has guaranteed payments primarily for certain commitments on behalf of some of its subsidiaries. WGL has also guaranteed payments for certain of our external partners. At December 31, 2017, the maximum potential amount of future payments under the guarantees for external parties totaled $0.6 million.

ANTERO CONTRACT
Washington Gas and WGL Midstream contracted in June 2014 with Antero Resources Corporation (Antero) to buy gas from Antero at invoiced prices based on an index, and at a delivery point, specified in the contracts.  Since deliveries began, however, the index price paid has been more than the fair market value at the same physical delivery point, resulting in losses to date of $28.4 million. Accordingly, Washington Gas and WGL Midstream notified Antero that it sought to apply a provision of the contracts that would permit a new index to be established.  Antero objected, claiming that the contract provisions permitting re-pricing did not apply, unless Antero itself chose to sell gas at cheaper prices at the delivery point (which Antero claimed it had not).  The dispute was arbitrated in January 2017, and the arbitral tribunal ruled in favor of Antero on the applicability of the re-pricing mechanism.  However, the tribunal ruled that it lacked authority to determine whether Antero was in breach of its obligation to deliver gas to Washington Gas and WGL Midstream at a point where they could obtain the higher pricing. Accordingly, Washington Gas and WGL Midstream filed suit in state court in Colorado for a determination of this issue. The state court granted Antero’s motion to dismiss the case and the case is currently on appeal.
Separately, Antero has initiated suit against Washington Gas and WGL Midstream, claiming that they have failed to purchase specified daily quantities of gas and seeking alleged cover damages exceeding $80 million as of October 24, 2017, which amount continues to accumulate daily according to Antero's complaint. Washington Gas and WGL Midstream oppose both the validity and amount of Antero’s claim. WGL believes the probability that Antero could succeed in collecting these penalties is remote and therefore, no accrual was made as of December 31, 2017. In December 2017, WGL Midstream amended its purchase contract with Antero and, effective February 1, 2018, will no longer be obligated to purchase gas at the delivery point that is the subject of these disputes.

SILVER SPRING, MARYLAND INCIDENT
Washington Gas continues to support the investigation by the NTSB into the August 10, 2016 explosion and fire at an apartment complex on Arliss Street in Silver Spring, Maryland, the cause of which has not been determined.  Additional information will be made available by the NTSB at the appropriate time. A total of 40 civil actions related to the incident have been filed against WGL and Washington Gas in the Circuit Court for Montgomery County, Maryland. Thirty-nine of these suits seek unspecified damages for personal injury and/or property damage. The final action is a class action suit seeking total

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

damages stated to be less than $5 million for, among others, property damage and various counts relating to the loss of the use of the premises. Two of the 40 cases were originally filed in the District of Columbia Superior Court, but were dismissed. Those two actions were re-filed in Maryland on November 27, 2017.  We maintain excess liability insurance coverage from highly-rated insurers, subject to a nominal self-insured retention. We believe that this coverage will be sufficient to cover any significant liability to it that may result from this incident. Management is unable to determine a range of potential losses that are reasonably possible of occurring and therefore we have not recorded a reserve associated with this incident. Washington Gas was invited by the NTSB to be a party to the investigation and in that capacity, continues to work closely with the NTSB to help determine the cause of this incident.
NOTE 14. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

The following table shows the components of net periodic benefit costs (income) recognized in our financial statements during the three months ended December 31, 2017 and 2016.

Components of Net Periodic Benefit Costs (Income)
	Three Months Ended December 31,
	2017		2016
(In millions)	Pension Benefits	Health and Life Benefits	Pension Benefits	Health and Life Benefits
Service cost	$3.7	$1.3	$4.1	$1.4
Interest cost	9.9	2.9	9.6	2.9
Expected return on plan assets	(10.6)	(5.9)	(10.3)	(5.5)
Amortization of prior service cost (credit)	0.1	(4.4)	0.1	(4.4)
Amortization of net actuarial loss	3.9	—	5.5	0.2
Net periodic benefit cost (income)	7.0	(6.1)	9.0	(5.4)
Amount allocated to construction projects	(1.1)	1.0	(1.6)	1.2
Amount deferred as regulatory asset/liability—net	1.7	—	1.8	(0.1)
Amount charged (credited) to expense	$7.6	$(5.1)	$9.2	$(4.3)
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

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables show the changes in accumulated other comprehensive income (loss) for WGL and Washington Gas by component for the three months ended December 31, 2017 and 2016.

WGL Holdings, Inc. Changes in Accumulated Other Comprehensive Loss by Component
(In thousands)	Three Months Ended December 31,
	2017	2016
Beginning Balance	$(5,997)	$(38,539)
Qualified cash flow hedging instruments(a)	52	49,455
Change in prior service credit(b)	(274)	(217)
Amortization of actuarial loss(b)	527	588
Current-period other comprehensive income	305	49,826
Income tax expense related to other comprehensive income	61	20,413
Ending Balance	$(5,753)	$(9,126)

(a)
Cash flow hedging instruments represent interest rate swap agreements related to debt issuances. Refer to Note 8- Derivative and Weather-related Instruments of the Notes to Condensed Consolidated Financial Statements for further discussion of the interest rate swap agreements.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

(b)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost. Refer to Note 14- Pension and other post-retirement benefit plans of the Notes to Condensed Consolidated Financial Statements for additional details.

Washington Gas Light Company Changes in Accumulated Other Comprehensive Loss by Component
(In thousands)	Three Months Ended December 31,
	2017	2016
Beginning Balance	$(4,522)	$(7,830)
Change in prior service credit(a)	(274)	(217)
Amortization of actuarial loss(a)	527	588
Current-period other comprehensive income	253	371
Income tax expense related to other comprehensive income	61	147
Ending Balance	$(4,330)	$(7,606)

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost. Refer to Note 14-Pension and other post-retirement benefit plans of the Notes to Condensed Consolidated Financial Statements for additional details.

NOTE 16. SUPPLEMENTAL CASH FLOW INFORMATION

The following tables detail the changes in operating assets and liabilities from operating activities, cash payments that have been included in the determination of earnings and non-cash investing and financing activities:

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

WGL Holdings Inc.

For the three months ended December 31,	2017	2016
(In thousands)
CHANGES IN OPERATING ASSETS AND LIABILITIES
Accounts receivable and unbilled revenues—net	$(237,959)	$(203,098)
Gas costs and other regulatory assets/liabilities—net	38,503	35,400
Storage gas	37,006	(1,709)
Prepaid taxes	(7,275)	(7,901)
Accounts payable and other accrued liabilities	40,575	87,512
Customer deposits and advance payments	(10,683)	(12,611)
Accrued taxes	18,019	11,149
Other current assets	(15,107)	(21,887)
Other current liabilities	(2,662)	(22,569)
Deferred gas costs—net	(26,023)	(42,189)
Deferred assets—other	(18,483)	(4,431)
Deferred liabilities—other	7,061	(16,194)
Pension and other post-retirement benefits	(291)	(3,583)
Other—net	1,917	771
Changes in operating assets and liabilities	$(175,402)	$(201,340)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid (refunded)—net	$(956)	$(4,678)
Interest paid	$10,392	$4,156
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Extinguishment of project debt financing	$—	$(29,871)
Capital expenditure accruals included in accounts payable and other accrued liabilities	$34,371	$55,602
Dividends paid in common stock	$—	$1,362
Stock based compensation	$11,251	$6,564
Transfer of investments to fixed assets	$10,054	$3,959
Transfer of notes receivables to investments	$—	$10,031

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Washington Gas

For the three months ended December 31,	2017	2016
(In thousands)
CHANGES IN OPERATING ASSETS AND LIABILITIES
Accounts receivable, unbilled revenues and receivables from associated companies—net	$(167,271)	$(133,605)
Gas costs and other regulatory assets/liabilities—net	38,503	35,400
Storage gas	7,793	(6,029)
Prepaid taxes	(8,549)	(11,934)
Accounts payable and other accrued liabilities, including payables to associated companies	15,409	49,444
Customer deposits and advance payments	(9,483)	(8,410)
Accrued taxes	34,146	9,307
Other current assets	(9,904)	(9,456)
Other current liabilities	(124)	(29,859)
Deferred gas costs—net	(26,023)	(42,189)
Deferred assets—other	(17,649)	(2,766)
Deferred liabilities—other	539	(16,657)
Pension and other post-retirement benefits	(442)	(3,586)
Other—net	1,691	510
Changes in operating assets and liabilities	$(141,364)	$(169,830)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid (refunded)—net	$(958)	$(6,449)
Interest paid	$2,977	$683
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Extinguishment of project debt financing	$—	$(29,871)
Capital expenditure accruals included in accounts payable and other accrued liabilities	$25,325	$40,601
NOTE 17. PLANNED MERGER WITH ALTAGAS LTD.

On January 25, 2017, WGL entered into an agreement and plan of merger (Merger Agreement) to combine with AltaGas in an all cash transaction valued at approximately $6.4 billion. The Merger Agreement provides for the merger of a newly formed indirect wholly-owned subsidiary of AltaGas with and into WGL, with WGL continuing as the surviving corporation in the merger (the Merger) and becoming an indirect wholly-owned subsidiary of AltaGas. Subject to the terms and conditions set forth in the Merger Agreement, at the Effective Time (as defined in the Merger Agreement) of the Merger, WGL shareholders will receive $88.25 in cash, without interest, for each share of WGL common stock issued and outstanding immediately prior to the Effective Time (as defined in the Merger Agreement). The Boards of Directors of each of WGL and AltaGas have unanimously approved the Merger, which is expected to close during the second calendar quarter of 2018.

Consummation of the Merger is subject to the satisfaction or waiver of specified closing conditions, including, among others, the approval of the Merger by the holders of more than two-thirds of the outstanding shares of WGL common stock, which approval occurred on May 10, 2017, and approvals required from certain antitrust and other regulatory bodies. A status of each of these conditions is described below. The Merger Agreement also contains customary representations, warranties and covenants of both WGL and AltaGas. These covenants include, among others, an obligation on behalf of WGL to operate its business in the ordinary course until the Merger is consummated, subject to certain exceptions.

Under the terms of the Merger Agreement, the Outside Date (as defined in the Merger Agreement) for consummation of the Merger was January 25, 2018. The Merger Agreement permits either WGL or AltaGas to extend the term of the Merger Agreement should the Merger not be consummated by such date. On January 11, 2018, WGL and AltaGas mutually agreed in writing to extend this Outside Date to July 23, 2018. The Merger Agreement also contains certain other termination rights for both AltaGas and WGL. Under specified circumstances, AltaGas would be required to pay a termination fee of $205 million, $182 million, or $68 million (depending on the specific circumstances of termination) to WGL. Under other specific circumstances as outlined in the Merger Agreement, WGL would be required to pay AltaGas a termination fee of $136 million.

In connection with entering into the Merger Agreement, WGL entered into a subscription agreement with AltaGas, pursuant to which WGL agreed, upon the occurrence of certain conditions, to issue and sell to AltaGas up to an aggregate of 15,000 shares of Series A Non-Voting Non-Convertible Perpetual Preferred Stock (Non-Voting Preferred Stock) for a purchase price of

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

$10,000 per share. If the consolidated debt to total capitalization ratio is forecasted to be in excess of 62% in any subsequent quarterly period, AltaGas will purchase a number of shares of Non-Voting Preferred Stock to produce a forecasted ratio equal to 62%, but not more than 5,000 shares in any single quarter or more than 15,000 shares in the aggregate. If the Merger Agreement is terminated or the Outside Date expires, no subscription will be made after the date of termination or expiration, and WGL will have six months thereafter to redeem any Non-Voting Preferred Stock previously issued.

Merger Approval Proceedings

District of Columbia

On April 24, 2017, AltaGas, WGL and Washington Gas ("Applicants") filed an application with the PSC of DC seeking approval of the Merger Agreement. In an order issued on April 25, 2017, the PSC of DC scheduled a procedural conference on May 18, 2017 with the Staff of the PSC of DC and interested parties to consider the factors to be considered in the case to determine whether the Merger is in the public interest, identify factual issues in dispute and consider a procedural schedule for the proceeding. To approve the Merger Agreement, the PSC of DC must find that the Merger taken as a whole is in the public interest. In the April 25, 2017 order, the PSC of DC stated that in making this determination, it has balanced the interests of shareholders and investors with ratepayers and the community; determined that benefits to shareholders must not come at the expense of ratepayers; and found that to be approved, the transaction must produce a direct and tangible benefit to ratepayers. It stated further that in determining whether the public interest requirements are met, the PSC of DC has in past merger cases identified seven factors it has considered in reviewing each transaction, including the effects of the transaction on (i) ratepayers, shareholders, the financial health of the utilities standing alone and as merged, and the economy of the District; (ii) utility management and administrative operations; (iii) public safety and the safety and reliability of services; (iv) risks associated with all of the Applicants' affiliated non-jurisdictional business operations; (v) the PSC of DC's ability to regulate Washington Gas effectively; (vi) competition in the local retail and wholesale markets that impact the District and District ratepayers; and (vii) conservation of natural resources and preservation of environmental quality. The law of the District of Columbia does not impose any time limit on the PSC of DC’s review of the Merger. The District of Columbia Office of the People’s Counsel, the District of Columbia Government and other intervenors filed testimony with the PSC of DC opposing the application on September 29, 2017. The Applicants filed rebuttal testimony on October 27, 2017. Evidentiary hearings took place before the PSC of DC on December 5 through December 15, 2017. An order is expected by the second calendar quarter of 2018.

Maryland

On April 24, 2017, AltaGas, WGL and Washington Gas ("Applicants") filed an application with the PSC of MD seeking approval of the Merger Agreement. On April 26, 2017, the PSC of MD issued an order scheduling a pre-hearing conference on May 30, 2017, to set a procedural schedule for the proceeding, to consider any petition to intervene that have been filed, and to consider any other preliminary matters requested by the parties. Maryland law requires the PSC of MD to approve a merger subject to its review if it finds that the merger agreement is consistent with the public interest, convenience and necessity, including benefits and no harm to consumers. In making this determination, the PSC of MD is required to consider the following criteria: (i) the potential impact of the acquisition on rates and charges paid by customers and on the services and conditions of operation of the public service company; (ii) the potential impact of the acquisition on continuing investment needs for the maintenance of utility services, plant, and related infrastructure; (iii) the proposed capital structure that will result from the acquisition, including allocation of earnings from Washington Gas; (iv) the potential effects on employment; (v) the projected allocation of any savings that are expected between shareholders and rate payers; (vi) issues of reliability, quality of service, and quality of customer service; (vii) the potential impact of the acquisition on community investment; (viii) affiliate and cross-subsidization issues; (ix) the use or pledge of utility assets for the benefit of an affiliate; (x) jurisdictional and choice-of-law issues; (xi) whether it is necessary to revise the PSC of MD's ring-fencing and code of conduct regulations in light of the acquisition; and (xii) any other issues the PSC of MD considers relevant to the assessment of the acquisition in relation to the public interest, convenience, and necessity. The Staff of the PSC of MD, the Maryland Office of People’s Counsel and other intervenors filed testimony opposing the application on August 14, 2017. The Applicants filed rebuttal testimony with the PSC of MD on September 11, 2017. Evidentiary hearings were held before the PSC of MD on October 3, 2017 through October 16, 2017. Initial briefs and reply briefs were filed on November 6, 2017 and November 16, 2017, respectively. The PSC of MD is required to issue an order within 180 days of the date the application was filed, but may extend the date by 45 days for good cause. The PSC of MD issued an order extending the date for review. On December 1, 2017, AltaGas and Washington Gas entered into a settlement agreement with several major parties in the merger application proceedings pending before the PSC of

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (concluded)
Notes to Condensed Consolidated Financial Statements (Unaudited)

MD. The PSC of MD will conduct evidentiary hearings in February 2018, to review the settlement agreement reached in December and is expected to render a final decision by April 2018.

Virginia

On April 24, 2017, AltaGas, WGL and Washington Gas, filed a petition with the SCC of VA seeking approval of the Merger Agreement. Virginia law provides that, if the SCC of VA determines, with or without hearing, that adequate service to the public at just and reasonable rates will not be impaired or jeopardized by granting the petition for approval, then the SCC of VA shall approve a merger with such conditions that the SCC of VA deems to be appropriate in order to satisfy this standard. On October 20, 2017, the SCC of VA issued an order approving the merger, subject to accounting, financial, and safety related requirements to which joint applicants agree.

On December 21, 2017, Washington Gas filed an application with the SCC of VA for approval of a new service agreement between Washington Gas and AltaGas Services (U.S.) Inc. ("ASUS") for Washington Gas to receive centralized corporate services, and to authorize affiliate transactions for a period of five years. An order is expected on or before March 21, 2018.

Committee on Foreign Investment in the United States (CFIUS)

On April 24, 2017, AltaGas, WGL and Washington Gas, filed a joint voluntary notice with the CFIUS. This notice was approved on August 18, 2017.

HSR

On June 15, 2017, AltaGas and WGL submitted to the Federal Trade Commission and the Antitrust Division of the Department of Justice completed Premerger Notification and Report Forms with respect to the proposed acquisition by AltaGas of certain voting securities of WGL. The waiting period required by Section 7A(b)(1) of the Clayton Act, 15 U.S.C. Section 18a(b)(1) (aka the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended) expired on July 17, 2017.  The expiration of the Clayton Act’s waiting period deems the Merger approved by the Federal Trade Commission and the Department of Justice.

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

NOTE 18. SUBSEQUENT EVENTS

Constitution Pipeline

On January 11, 2018, the FERC denied the Section 401 Water Quality Certification for Constitution in which WGL Midstream holds a 10% membership interest. Constitution stated that it plans to appeal the decision and seek a rehearing. In light of the denial of the certification and the anticipated actions to challenge the decision, Refer to Note 11 — Other Investments of the Notes to Condensed Consolidated Financial Statements for further discussion of Constitution.

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
Both sections of Management’s Discussion—WGL and Washington Gas—are designed to provide an understanding of our operations and financial performance and should be read in conjunction with the respective company’s financial statements and the combined Notes to Condensed Consolidated Financial Statements in this quarterly report as well as our combined Annual Report on Form 10-K for WGL and Washington Gas for the fiscal year ended September 30, 2017.
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

Regulated Utility Operating Segment

The regulated utility operating segment is composed of our core subsidiary, Washington Gas. Washington Gas engages in the delivery and sale of natural gas that is regulated by regulatory commissions in the District of Columbia, Maryland and Virginia. During the quarter, our utility earnings reflect: (i) higher customer growth; (ii) new base rates in Virginia and the District of Columbia; and (iii) lower operation and maintenance expenses. These favorable variances were more than offset by lower realized and unrealized margins associated with our asset optimization program as well as higher depreciation and amortization expenses.

Retail Energy-Marketing Operating Segment

We offer competitively priced natural gas, electricity and energy from renewable sources to customers through WGL Energy Services, our non-utility retail energy-marketing subsidiary. During the first quarter, this segment saw lower earnings due to: (i) lower realized electric margins due to lower average unit margins and lower sales volume, (ii) higher operating expenses, and (iii) lower unrealized mark-to-market valuations on energy-related derivatives.

Commercial Energy Systems Operating Segment

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Through WGL Energy Systems and WGSW, we offer efficient and sustainable commercial energy solutions focused on owning and operating distributed generation assets such as Solar Photovoltaic (Solar PV) systems and upgrading energy related systems of large government and commercial facilities. During the first quarter, this segment continued to deliver improved results. Growth was attributed to higher earnings from our investment distributed generation business, including investments in tax equity partnerships, partially offset by higher operating expenses in our commercial distributed generation business.

Midstream Energy Services Operating Segment
WGL Midstream specializes in the investment, management, development and optimization of natural gas storage and transportation midstream infrastructure projects. Improved results for the first quarter primarily reflect: (i) higher valuations and realized margins related to storage inventory and the associated economic hedging transactions; (ii) higher realized and unrealized margins on our transportation strategies; and (iii) higher income related to our pipeline investments.

Other Activities
Activities and transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our four operating segments, are aggregated as “Other Activities” and are included as part of non-utility operations. Administrative and business development costs associated with WGL and Washington Gas Resources are also included in “Other Activities.” Decreased results for the quarter primarily relates to higher costs associated with the proposed Merger with AltaGas.

Planned Merger with AltaGas
On January 25, 2017, WGL entered into the Merger Agreement to combine with AltaGas in an all cash transaction valued at approximately $6.4 billion. Subject to the conditions set forth in the Merger Agreement, including approvals by the PSC of MD and the PSC of DC, at the Effective Time (as defined in the Merger Agreement) of the Merger, WGL shareholders will receive $88.25 in cash, without interest, for each share of WGL common stock issued and outstanding immediately prior to the Effective Time. The Boards of Directors of each of WGL and AltaGas have unanimously approved the Merger, which is expected to close in the second calendar quarter of 2018.
For further information on the Merger, see "Safe Harbor and Forward-Looking Statements" in the Introduction and Item I, Note 17 — Planned Merger with AltaGas Ltd. to the Condensed Consolidated Financial Statements.
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
We have identified the following critical accounting policies that require our judgment and estimation, where the resulting estimates may have a material effect on the consolidated financial statements:

•	accounting for unbilled revenue;

•	accounting for regulatory operations — regulatory assets and liabilities;

•	accounting for income taxes;

•	accounting for contingencies;

•	accounting for derivatives;

•	accounting for fair value instruments;

•	accounting for investments;

•	impairment of long-lived assets;

•	principles of consolidation and non-controlling interests and

•	accounting for pension and other post-retirement benefit plans.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

For a description of these critical accounting policies, refer to Management’s Discussion within our combined Annual Report on Form 10-K for WGL and Washington Gas for the fiscal year ended September 30, 2017. There were no new critical accounting policies or changes to our critical accounting policies during the three month period ended December 31, 2017.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

WGL HOLDINGS, INC.
RESULTS OF OPERATIONS—Three Months Ended December 31, 2017 vs. December 31, 2016
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
Summary Results
For the three months ended December 31, 2017, WGL reported net income applicable to common stock of $138.0 million, or $2.68 per share, compared to net income of $58.0 million, or $1.13 per share, reported for the three months ended December 31, 2016. For each of the twelve month periods ended December 31, 2017 and 2016, we earned a return on average common equity of 17.9% and 11.5%, respectively. The income tax expense for the three months ended December 31, 2017 includes $52.9 million benefit resulting from the re-measurement of accumulated deferred income taxes in connection with the Tax Act. Refer to the "Consolidated Income Taxes" section below for a detailed discussion of the Tax Act.
The following table summarizes our EBIT by operating segment for the three months ended December 31, 2017 and 2016.

Analysis of Consolidated Results
	Three Months Ended December 31,		Increase/
(In millions)	2017	2016	(Decrease)
EBIT:
Regulated utility	$98.4	$102.7	$(4.3)
Retail energy-marketing	3.7	29.2	(25.5)
Commercial energy systems	5.6	4.7	0.9
Midstream energy services	22.2	(28.5)	50.7
Other activities	(4.2)	(1.2)	(3.0)
Intersegment eliminations	1.7	1.1	0.6
Total	$127.4	$108.0	$19.4
Interest expense	20.2	16.2	4.0
Income tax (benefit) expense	(31.1)	33.5	(64.6)
Dividends on Washington Gas preferred stock	0.3	0.3	—
Net income applicable to common stock	$138.0	$58.0	$80.0
EARNINGS PER AVERAGE COMMON SHARE
Basic	$2.69	$1.13	$1.56
Diluted	$2.68	$1.13	$1.55

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Regulated Utility Operating Results
The following table summarizes the regulated utility segment’s financial data for the three months ended December 31, 2017 and 2016.

Regulated Utility Financial Data
	Three Months Ended December 31,		Increase/
(In millions)	2017	2016	(Decrease)
Utility net revenues(1):
Operating revenues	$377.5	$334.0	$43.5
Less: Cost of gas	124.7	82.4	42.3
Revenue taxes	24.0	22.1	1.9
Total utility net revenues	228.8	229.5	(0.7)
Operation and maintenance	78.4	81.2	(2.8)
Depreciation and amortization	34.1	30.6	3.5
General taxes and other assessments	16.1	14.2	1.9
Other expenses—net	1.8	0.8	1.0
EBIT	$98.4	$102.7	$(4.3)
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
EBIT reflects the following:

•	higher customer growth;

•	new base rates in Virginia and the District of Columbia; and

•	lower operation and maintenance expenses primarily due to lower employee benefit costs.
More than offsetting these favorable variances were:

•	lower realized and unrealized margins associated with our asset optimization program;

•	higher depreciation and amortization expenses associated with the implementation of our new billing system in the second quarter of the prior year as well as growth in our utility plant.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Utility Net Revenues. The following table provides the key factors contributing to the changes in the utility net revenues of the regulated utility segment between the three months ended December 31, 2017 and 2016.

Composition of Changes in Utility Net Revenues
(In millions)	Increase/ (Decrease)
Customer growth	$2.5
Estimated effects of weather and consumption patterns	0.6
Impact of rate cases	11.4
Asset optimization:
Realized margins	(1.6)
Unrealized mark-to-market valuations	(16.9)
Revenue taxes	1.9
Other	1.4
Total	$(0.7)
Customer growth — Average active customer meters increased for the three months ended December 31, 2017, compared to the same period of the prior fiscal year.
Estimated effects of weather and consumption patterns — Weather, when measured by heating degree days (HDDs), was 1.8% colder and 9.3% warmer than normal for the three months ended December 31, 2017 and 2016, respectively. In the District of Columbia, Washington Gas does not have a weather normalization billing mechanism nor does it hedge to offset the effects of weather. As a result, the colder weather for the three months ended December 31, 2017, resulted in a positive variance to net revenues. In addition, natural gas consumption patterns may also be affected by non-weather related factors such as customer conservation. Refer to the section entitled " Weather Risk" for a discussion of billing mechanisms in Maryland and Virginia, which are designed to eliminate the net revenue effects of variations in customer usage caused by weather and other factors such as conservation.
Impact of rate cases — The increase in revenue reflects new base rates in the District of Columbia, effective March 24, 2017 and in Virginia, effective November 28, 2016. Refer to " Rates and Regulatory Matters" for further discussion of these matters.
Asset optimization — We recorded an unrealized loss of $1.4 million associated with our energy-related derivatives for the three months ended December 31, 2017, compared to an unrealized gain of $15.4 million reported for the same period of the prior fiscal year. When these derivatives settle, any unrealized amounts will ultimately reverse and Washington Gas will realize margins in combination with related transactions that these derivatives economically hedge. The change in the valuations is partially due to movements in unobservable inputs used in the valuation of long-dated forward contracts. We believe that these values are not reflective of our ultimate cash flows as these purchases are utilized in the optimization of our long-term natural gas transportation and storage capacity resources, the value of which is not reflected at fair value. Refer to the section entitled “Market Risk—Price Risk Related to the Regulated Utility Segment” for further discussion of our asset optimization program.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Operation and Maintenance Expenses. The following table provides the key factors contributing to the changes in operation and maintenance expenses of the regulated utility segment for the three months ended December 31, 2017 and 2016.

Composition of Changes in Operation and Maintenance Expenses
(In millions)	Increase/ (Decrease)
Employee incentives, direct labor costs and benefits	$(3.0)
System safety and integrity	1.0
Support services	(2.0)
Uncollectible accounts	1.7
Other	(0.5)
Total	$(2.8)
Employee incentives, direct labor costs and benefits — The decrease in expense is primarily due to lower pension and post-retirement benefit costs resulting from an increase in the discount rate.
System safety and integrity — The increase in expense for the three months ended December 31, 2017 over the same period of the previous fiscal year reflects increased safety and reliability activities.
Support services — The decrease in expense for the three months ended December 31, 2017 over the same period of the previous fiscal year was due to lower information technology project costs.
Uncollectible Accounts — The increase in expense for the three months ended December 31, 2017 over the same period of the previous fiscal year was primarily due to higher delinquencies in customer accounts receivable balances, resulting from the suspension of dunning activities during the stabilization period of our new billing system.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Retail Energy-Marketing
The following table depicts the retail energy-marketing segment’s financial data along with selected statistical data for the three months ended December 31, 2017 and 2016.

Retail Energy-Marketing Financial and Statistical Data
	Three Months Ended December 31,		Increase/
(In millions)	2017	2016	(Decrease)
Operating Results
Gross margins(1):
Operating revenues	$248.7	$298.7	$(50.0)
Less: Cost of energy	228.2	254.2	(26.0)
Revenue taxes	3.0	2.7	0.3
Total gross margins	17.5	41.8	(24.3)
Operation expenses	12.0	11.1	0.9
Depreciation and amortization	0.3	0.3	—
General taxes and other assessments	1.5	1.2	0.3
Other income (expenses) — net	—	—	—
EBIT	$3.7	$29.2	$(25.5)
Analysis of gross margins (In millions)
Natural gas
Realized margins	$8.7	$7.7	$1.0
Unrealized mark-to-market gains (losses)	(3.0)	14.1	(17.1)
Total gross margins—natural gas	$5.7	$21.8	$(16.1)
Electricity
Realized margins	$11.6	$14.9	$(3.3)
Unrealized mark-to-market gains	0.2	5.1	(4.9)
Total gross margins—electricity	$11.8	$20.0	$(8.2)
Total gross margins	$17.5	$41.8	$(24.3)
Other Retail Energy-Marketing Statistics
Natural gas
Therm sales (millions of therms)	198.8	220.5	(21.7)
Number of customers (end of period)	113,500	126,400	(12,900)
Electricity
Electricity sales (millions of kWhs)	2,801.4	3,103.2	(301.8)
Number of accounts (end of period)	108,900	122,600	(13,700)

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

The decrease in EBIT reflects: (i) lower unrealized mark-to-market valuation on energy-related derivatives due to fluctuating market prices for derivatives related to natural gas and electricity in the current period; (ii) lower realized electric margins due to lower average unit margins and lower sales volume; and (iii) higher operating expenses. Period-to-period comparisons of quarterly gross margins for this segment can vary significantly and are not necessarily representative of expected annualized results.
Commercial Energy Systems
The table below represents the financial results of the commercial energy systems segment for the three months ended December 31, 2017 and 2016.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Commercial Energy Systems Segment Financial Information
	Three Months Ended December 31,		Increase/
(In millions)	2017	2016	(Decrease)
Operating revenues	$20.1	$14.9	$5.2
Operating expenses:
Cost of sales	8.0	6.0	2.0
Operations	6.3	5.9	0.4
Depreciation and amortization	6.6	4.4	2.2
General taxes and other assessments	0.2	0.1	0.1
Operating expenses	$21.1	$16.4	$4.7
Equity earnings	—	2.4	(2.4)
Other income	0.9	1.3	(0.4)
Less: Non-controlling interest	(5.7)	(2.5)	(3.2)
EBIT	$5.6	$4.7	$0.9
EBIT by division:
Energy-efficiency contracting	$(0.6)	$(0.5)	$(0.1)
Commercial distributed generation	(0.5)	1.2	(1.7)
Investments in distributed generation	6.7	4.0	2.7
Total	$5.6	$4.7	$0.9
The increase in EBIT reflects higher earnings from our investment distributed generation business, including investments in tax equity partnerships, partially offset by higher operating expenses in our commercial distributed business.
Additionally, not reflected in EBIT is the amortization of investment tax credits related to our distributed generation assets which were $1.7 million and $1.4 million for the three months ended December 31, 2017 and 2016, respectively.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Midstream Energy Services
The table below represents the financial results of the midstream energy services segment for the three months ended December 31, 2017 and 2016.

Midstream Energy Services Segment Financial Information
	Three Months Ended December 31,		Increase/
(In millions)	2017	2016	(Decrease)
Operating revenues (a)	$17.7	$(25.0)	$42.7
Operating expenses	1.4	1.4	—
Equity earnings	5.9	(2.1)	8.0
EBIT	$22.2	$(28.5)	$50.7
(a) The trading margins of Midstream Energy Services, including unrealized gains and losses on derivative instruments, are netted within operating revenues.

Improved results for the quarter primarily reflect: (i) higher valuations and realized margins related to storage inventory and the associated economic hedging transactions, (ii) higher realized and unrealized margins on our transportation strategies, and (iii) higher income related to our pipeline investments.

Although realized margins on our transportation strategies have increased quarter-over-quarter, both periods reflect losses associated with certain gas purchases from Antero beginning in January 2016. The index price used to invoice these purchases had been the subject of an arbitration proceeding: however, in February 2017, the arbitral tribunal ruled in favor of Antero. Losses realized during the three months ended December 31, 2017 and 2016 were $3.5 million and $6.8 million, respectively, associated with this purchase contract. Accumulated losses from the inception of the contract are $28.4 million. In March 2017, we filed suit in state court in Colorado related to the delivery point to which the gas is being delivered by Antero. The state court granted Antero's motion to dismiss the case and the case is currently on appeal.

Separately, Antero has initiated suit against Washington Gas and WGL Midstream claiming that they have failed to purchase specified daily quantities of gas and seeking alleged cover damages exceeding $80 million as of October 24, 2017, which amount continues to accumulate daily according to Antero's complaint. Washington Gas and WGL Midstream oppose both the validity and amount of Antero's claim. WGL believes the probability that Antero could succeed in collecting these penalties is remote and therefore, no accrual was made as of December 31, 2017.

In December 2017, WGL Midstream amended its purchase contract with Antero and, effective February 1, 2018, will no longer be obligated to purchase gas at the delivery point that is the subject of these disputes. Refer to Note 13 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for further discussion of this matter.

As of December 31, 2017, WGL Midstream held a $38.2 million equity method investment in Constitution Pipeline Company, LLC (Constitution). On April 22, 2016, the New York State Department of Environmental Conservation denied Constitution's application for a Section 401 Certification for the pipeline, which is necessary for the construction and operation of the pipeline. Constitution has pursued various actions to obtain approval for the pipeline, including filing a petition with the Federal Energy Regulatory Commission (FERC) that was denied in January 2018. While further actions may be successful in obtaining approval for construction, based on the FERC's ruling, we expect to record an impairment charge of up to $38.2 million in the second quarter. No impairment charge for this investment is included in our first quarter results.

Other Non-Utility Activities
Transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our four operating segments, are aggregated as “Other Activities” and included as part of non-utility operations. Our other non-utility activities reflect EBIT of $(4.2) million and $(1.2) million for the three months ended December 31, 2017 and 2016, respectively. The decrease in EBIT primarily relates to higher costs associated with the proposed Merger with AltaGas.
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

Consolidated Interest Expense
The following table shows the components of WGL's consolidated interest expense for the three months ended December 31, 2017 and 2016. The increase in interest on long-term debt primarily reflects the issuance of additional long-term debt by both WGL and Washington Gas.

Composition of Consolidated Interest Expense
	Three Months Ended December 31,		Increase/
(In millions)	2017	2016	(Decrease)
Interest on long-term debt	$19.0	$15.8	$3.2
Interest on short-term debt	1.8	1.0	0.8
Other net, including allowance for funds used during construction	(0.6)	(0.6)	—
Total	$20.2	$16.2	$4.0

Consolidated Income Taxes
The following table shows WGL's income tax expense and effective income tax rate for the three months ended December 31, 2017 and 2016.

Consolidated Income Taxes
	Three Months Ended December 31,		Increase/
(In millions)	2017	2016	(Decrease)
Income before income taxes	$101.5	$89.2	$12.3
Income tax (benefit) expense	(31.1)	33.5	(64.6)
Effective income tax rate	(30.6)%	37.6%	(68.2)%
Income tax (benefit) expense	(31.1)	33.5	(64.6)
Less Discrete re-measurement impact of Tax Act	(52.9)	—	(52.9)
Income tax expense excluding discrete re-measurement impact	21.8	33.5	(11.7)
Effective income tax rate excluding discrete re-measurement impact	21.5%	37.6%	(16.1)%

The decrease in the effective income tax rate is due to the enactment of the Tax Act.

The Tax Act was enacted on December 22, 2017. The Tax Act substantially reforms the Tax Code and impacts individuals, corporations and pass-through entities. Some provisions of the Tax Act are temporary while others are permanent. In addition, there are transition rules, phase-out provisions, and phase-in provisions. Certain key domestic provisions of the Tax Act are described below, with some provisions subject to further guidance and interpretation by Treasury. The impact of the Tax Act on the Company cannot be fully assessed until such guidance is issued and applied to the relevant facts.

•	Reduction in federal income tax rate to a flat rate of 21% effective January 1, 2018.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

•
100% bonus depreciation for eligible assets (excluding public utility property) placed in service after September 27, 2017 and before January 1, 2023, with the percentage of bonus depreciation phasing out by 20 percent each year thereafter through December 31, 2026.

•
For the regulated utility, the re-measurement of certain deferred tax assets and liabilities at 21% results in a net amount of excess deferred taxes to be refunded to ratepayers. The Tax Act prescribes the Average Rate Assumption Method as the methodology for the refund of certain excess deferred amounts for regulated public utilities with vintage asset records.

•
For tax years beginning after December 31, 2017, interest deductions of unregulated trades or businesses are subject to a limitation of 30% of adjusted taxable income Interest deductions claimed by regulated public utilities are not limited under this provision. The rules for allocating interest between regulated and unregulated operations have not yet been issued.

Refer to Note 7 - Income Taxes of the Notes to Condensed Consolidated Financial Statements for a detailed discussion.
LIQUIDITY AND CAPITAL RESOURCES
General Factors Affecting Liquidity
Access to short-term debt markets is necessary for funding our short-term liquidity requirements, the most significant of which include buying natural gas, electricity and pipeline capacity, and financing accounts receivable and storage gas inventory. We have accessed long-term capital markets primarily to fund both capital expenditures and investment activities and to retire long-term debt.
During the three months ended December 31, 2017, WGL met its liquidity and capital needs through cash on hand, retained earnings, reduced cash outflows resulting from deferred income taxes and the issuance of commercial paper and long-term debt. Washington Gas met its liquidity and capital needs through cash on hand, including the proceeds of long-term debt issued in the fourth fiscal quarter of 2017, retained earnings, and equity infusion from WGL, reduced cash outflows resulting from deferred income taxes and the issuance of commercial paper.
Our ability to access capital markets depends on our credit ratings, general market liquidity, and investor demand for our securities. The Merger Agreement has placed certain restrictions on WGL’s ability to access the capital markets. Please see Note 17 — Planned Merger with AltaGas Ltd. of the Notes to Condensed Consolidated Financial Statements for a discussion of the proposed Merger. Our credit ratings depend largely on the financial performance of our subsidiaries, and a ratings downgrade could both increase our borrowing costs and trigger the need for us to post additional collateral with our wholesale counterparties or other creditors. In support of our credit ratings, we have a goal to maintain our long-term average common equity ratio in the 50% range of total consolidated capital over the long term. As of December 31, 2017, total consolidated capitalization, including current maturities of long-term debt and notes payable and project financing, comprised 38.5% common equity, 0.1% non-controlling interest, 0.7% preferred stock and 60.7% long- and short-term debt. This ratio varies during the fiscal year primarily due to the seasonal nature of Washington Gas' business. This seasonality also affects our short-term debt balances, which are typically higher in the fall and winter months and substantially lower in the spring when a significant portion of Washington Gas' current assets are converted into cash at the end of the heating season. Our cash flow requirements and our ability to provide satisfactory resources to meet those requirements are primarily influenced by the activities of all of WGL’s operating segments.
Our plans provide for sufficient liquidity to satisfy our financial obligations. At December 31, 2017, we had no significant restrictions on our cash balances or retained earnings that would affect the payment of common or preferred stock dividends by either WGL or Washington Gas.
Short-Term Cash Requirements and Related Financing
Washington Gas has seasonal short-term cash requirements to fund the purchase of storage gas inventory in advance of the winter heating season. At December 31, 2017 and September 30, 2017, Washington Gas had balances in gas storage of $85.0 million and $92.8 million, respectively. Washington Gas collects the cost of gas under cost recovery mechanisms approved by its regulators. Additionally, Washington Gas may be required to post cash collateral for certain purchases.
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
Variations in the timing of collections under Washington Gas’ gas cost recovery mechanisms can significantly affect its short-term cash requirements. At December 31, 2017 and September 30, 2017, Washington Gas had $1.3 million and $2.0 million in net over-collections, respectively, of gas costs reflected in current liabilities as gas costs due to customers. Amounts under-collected or over-collected that are generated during the current gas cost recovery cycle are deferred as a regulatory asset or liability on the balance sheet until September 1 of each year, at which time the accumulated amount is transferred to gas costs due from/to customers as appropriate. At December 31, 2017 and September 30, 2017, Washington Gas had a net regulatory asset of $31.6 million and $5.6 million, respectively, related to the current gas recovery cycle.
WGL Energy Services and WGL Midstream have seasonal short-term cash requirements to fund the purchase of storage gas inventory in advance of the winter heating season. At December 31, 2017 and September 30, 2017, WGL Energy Services had balances in gas storage of $20.5 million and $33.1 million, respectively. WGL Energy Services collects revenues that are designed to reimburse commodity costs used to supply its retail customer contracts and wholesale counterparty contracts. At December 31, 2017 and September 30, 2017, WGL Midstream had balances in gas storage of $101.5 million and $118.2 million, respectively. As market opportunities arise, WGL Midstream may physically sell the inventory on the wholesale natural gas market, or economically hedge the inventory with financial derivative contracts. WGL Energy Services and WGL Midstream derive funding to finance these activities from short-term debt issued by WGL, which is made available through the money pool as discussed below. Additionally, WGL Energy Services and WGL Midstream may be required to post cash collateral for certain transactions. WGL Energy Services and WGL Midstream may be required to provide parent guarantees from WGL for certain transactions.
In addition to storage gas, WGL Midstream also has cash requirements to fund the capital requirements of its various infrastructure investments. At December 31, 2017 and September 30, 2017, WGL Midstream had investments of $489.4 million and $384.6 million related to these investments, respectively. WGL Midstream initially funds capital calls related to these investments from short-term debt issued by WGL.
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
WGL and Washington Gas each have credit facilities. The credit facility for WGL permits it to borrow up to $650.0 million. The credit facility for Washington Gas permits it to borrow up to $350.0 million, and further permits, with the banks’ approval, additional borrowings of $100.0 million for a maximum potential total of $450.0 million. The interest rate on loans made under each of the credit facilities is a fluctuating rate per annum that is set using certain parameters at the time each loan is made. WGL and Washington Gas incur credit facility fees, which in some cases are based on the long-term debt ratings of WGL and Washington Gas. In the event that the long-term debt ratings are downgraded below certain levels, WGL and Washington Gas would be required to pay higher fees. There are five different levels of fees. For WGL, under the terms of the credit facilities, the lowest level facility fee is 0.075% and the highest is 0.225%. For Washington Gas, under the terms of the credit facilities, the lowest level facility fee is 0.06% and the highest is 0.175%. The facilities have a maturity date of December 19, 2019, and the credit agreements each provide WGL or Washington Gas with the right, as applicable, to request two additional one-year extensions, with the lenders’ approval. Bank credit balances available to WGL and Washington Gas, net of commercial paper balances, were $308.1 million and $188.0 million, respectively, at December 31, 2017 and $268.0 million and $227.0 million, respectively, at September 30, 2017.
To manage credit risk, Washington Gas may require certain customers and suppliers to provide deposits, including collateral from wholesale counterparties, which are reported as current liabilities in “Customer deposits and advance payments,” in the accompanying balance sheets. At December 31, 2017 and September 30, 2017, “Customer deposits and advance payments” totaled $54.7 million and $64.2 million, respectively. For Washington Gas, deposits from customers may be refunded at various times throughout the year based on customer payment habits. At the same time, other customers make new deposits that cause the balance of customer deposits to remain relatively steady. There are no restrictions on Washington Gas’ use of these customer deposits. Washington Gas pays interest to its customers on these deposits in accordance with the requirements of its regulatory commissions.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

For WGL Energy Services and WGL Midstream, deposits typically represent collateral for transactions with wholesale counterparties. These deposits may be reduced, repaid or increased at any time based on the current value of WGL Energy Services’ or WGL Midstream’s net position with the counterparty. At December 31, 2017 and September 30, 2017, “Customer deposits and advance payments” totaled $0.5 million and $1.6 million, respectively, for WGL Midstream. There were no such deposits for WGL Energy Services at December 31, 2017 and September 30, 2017. Currently, there are no restrictions on the use of deposited funds and interest is paid to the counterparty on these deposits in accordance with our contractual obligations. Refer to the section entitled "Credit Risk" for further discussion of our management of credit risk.
Project Financing
Washington Gas previously obtained third-party project financing on behalf of the federal government to provide funds during the construction of certain energy management services projects entered into under Washington Gas' area-wide contract. In connection with work completed under the area-wide contract, the construction work is performed by WGL Energy Systems on behalf of Washington Gas and an inter-company payable is recorded for work provided by WGL Energy Systems. As work is performed, Washington Gas establishes a receivable representing the government's obligation to remit principal and interest. The payable and receivable are equal to each other at the end of the construction period, but there may be timing differences in the recognition of the project related payable and receivable during the construction period. When these projects are formally “accepted” by the government and deemed complete, Washington Gas assigns the ownership of the receivable to the third-party lender in satisfaction of the obligation and removes both the receivable and the obligation related to the financing from its financial statements. In March 2016 the SCC of VA denied Washington Gas' participation in the third party financing arrangement. At December 31, 2017 there were two contracts remaining totaling $43.8 million on the Washington Gas balance sheet as a short-term obligation to third party lenders in "Notes payable and project financing".

In December 2016, WGL Energy Systems entered into an agreement to obtain third-party financing and receive funds directly from the third-party lender during the construction period associated with the related energy management service projects. As a result, Washington Gas will no longer be liable under future third-party financing arrangements, for projects entered into under the area-wide contract. The general terms of the financing agreement are the same as the prior financing arrangements between Washington Gas and the third-party lender mentioned above. Washington Gas will continue to record a receivable representing the government’s obligation, and will record an inter-company payable to WGL Energy Systems for the construction work performed for the same amount.
As of December 31, 2017, WGL and Washington Gas recorded $94.6 million and $85.4 million, respectively, in "Unbilled revenues" on the balance sheet, and $54.8 million and $43.8 million, respectively, in a corresponding short-term obligation to third-party lenders in "Notes payable and project financing", for energy management services projects that were not complete. As of September 30, 2017, WGL and Washington Gas recorded $85.6 million and $78.2 million in "Unbilled revenues" on the balance sheet and $54.8 million and $43.8 million, respectively, in a corresponding short-term obligation to third-party lenders in "Notes payable and project financing" for energy management services projects that were not complete. Because these projects are financed for government agencies that have minimal credit risk, and with which we have previous collection experience, neither WGL nor Washington Gas recorded a corresponding reserve for bad debts related to these receivables at December 31, 2017 or September 30, 2017.
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
In connection with entering into the Merger Agreement, while the Merger is pending, WGL Holdings, Inc. will not raise capital using common equity issuances or using debt longer than two years in duration.

Previously, WGL and Washington Gas generated significant deferred taxes based on previous tax rates and policies, which reduced the Company’s need for long term financing. WGL is still evaluating the impact on future financing as a result of the Tax Act.

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
Ratings Triggers and Certain Debt Covenants
WGL and Washington Gas pay credit facility fees, which in some cases are based on the long-term debt ratings of Washington Gas. Under the terms of WGL’s and Washington Gas' revolving credit agreements, term loan facility and private placement notes, the ratio of consolidated financial indebtedness to consolidated total capitalization cannot exceed 0.65 to 1.0 (65.0%). As of December 31, 2017, WGL's and Washington Gas' ratios of consolidated financial indebtedness to consolidated total capitalization were 61% and 50%, respectively. In addition, WGL and Washington Gas are required to inform lenders of changes in corporate existence, financial conditions, litigation and environmental warranties that might have a material effect on debt ratings. The failure to inform the lenders’ agent of material changes in these areas might constitute default under the agreements. Additionally, failure to pay principal or interest on any other indebtedness may be deemed a default under our credit agreements. A default, if not remedied, may lead to a suspension of further loans and/or acceleration in which obligations become immediately due and payable. At December 31, 2017, we were in compliance with all of the covenants under our revolving credit facilities.
For certain of Washington Gas’ natural gas purchase and pipeline capacity agreements, if the long-term debt of Washington Gas is downgraded below the lower of a BBB- rating by Standard & Poor’s or a Baa3 rating by Moody’s Investors Service, or if Washington Gas is deemed by a counterparty not to be creditworthy, then the counterparty may withhold service or deliveries, or may require additional credit support. For certain other agreements, if the counterparty’s credit exposure to Washington Gas exceeds a contractually defined threshold amount, or if Washington Gas’ credit rating declines by a certain rating level, then the counterparty may require additional credit support. At December 31, 2017, Washington Gas would not be required to provide additional credit support for these arrangements if its long-term credit rating was to be downgraded by one rating level.
WGL guarantees payments for certain purchases of natural gas and electricity on behalf of WGL Energy Services and WGL Midstream (refer to “Contractual Obligations, Off-Balance Sheet Arrangements and Other Commercial Commitments” for further discussion of these guarantees). If the credit rating of WGL declines, WGL Energy Services and WGL Midstream may be required to provide additional credit support and credit enhancements for these purchase contracts. At December 31, 2017, WGL Energy Services would not be required to provide additional credit support for these arrangements if WGL's credit ratings were to decline by one rating level. At December 31, 2017, WGL Midstream would be required to provide $1.7 million of additional credit support for these arrangements if WGL's credit ratings were to decline by one rating level.

Historical Cash Flows
The following table summarizes WGL’s net cash provided by (used in) operating, investing and financing activities for the three months ended December 31, 2017 and 2016:

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

	Three Months Ended December 31,
(In millions)	2017	2016	Variance
Cash provided by (used in):
Operating activities	$(6.7)	$(90.5)	$83.8
Financing activities	$265.8	$314.9	$(49.1)
Investing activities	$(203.5)	$(217.1)	$13.6
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
Net cash flows used in operating activities for the three months ended December 31, 2017 was $6.7 million compared to net cash flows used in operating activities of $90.5 million for the three months ended December 31, 2016. The decrease in cash flows used in operating activities primarily reflects settlements of derivative instruments for WGL Midstream, increases in customer rates, and higher cash collections due to weather normalization.
Cash Flows Provided by Financing Activities
Cash flows provided by financing activities totaled $265.8 million for the three months ended December 31, 2017, compared to cash flows provided by financing activities of $314.9 million for the same period of the prior year. This decrease in cash flows primarily reflects a reduction in the issuance of new debt and additional tax withholdings on stock based compensation.
Cash Flows Used in Investing Activities
During the three months ended December 31, 2017, cash flows used in investing activities totaled $203.5 million compared to $217.1 million used in the three months ended December 31, 2016. This decrease in cash used is primarily due to the decrease in expenditures for Washington Gas' accelerated pipe replacement programs, partially offset by increased investments in non-utility interests.
Pipeline Investments
Constitution Pipeline
WGL Midstream owns a 10% interest in Constitution Pipeline Company, LLC (Constitution). The pipeline project is designed to transport at least 650,000 dekatherms of natural gas per day from the Marcellus region in northern Pennsylvania to major northeastern markets. Fully contracted with long-term commitments from established natural gas producers currently operating in Pennsylvania, the pipeline is designed to originate from the Marcellus production areas in Susquehanna County, Pennsylvania, and interconnect with the Iroquois Gas Transmission and Tennessee Gas Pipeline systems in Schoharie County, New York. On December 2, 2014, the Federal Energy Regulatory Commission (FERC) issued an order granting a certificate of public convenience and necessity.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

On April 22, 2016, the New York State Department of Environmental Conservation (NYSDEC) denied Constitution’s application for a Section 401 Certification for the pipeline, which is necessary for the construction and operation of the pipeline. In May 2016, Constitution filed actions in both the U.S. Circuit Court of Appeals for the Second Circuit and the U.S. District Court for the Northern District of New York, appealing the decision and seeking declaratory judgment that the State of New York’s permitting authority is preempted by federal law. In May 2016, Constitution appealed the NYSDEC’s denial of the Section 401 certification to the United States Court of Appeals for the Second Circuit, and in August 2017 the court issued a decision denying in part and dismissing in part Constitution’s appeal. The court expressly declined to rule on Constitution’s argument that the NYSDEC’s decision on Constitution’s Section 401 application constitutes a waiver of the certification requirement. Constitution has filed a petition for rehearing with the Second Circuit Court's decision, but in October the court denied our petition. In January 2018, Constitution petitioned the United States Supreme Court to review the Second Circuit Court’s decision.
In October 2017 Constitution filed a petition for declaratory order requesting the FERC to find that, by operation of law, the Section 401 certification requirement for the New York State portion of Constitution’s pipeline project was waived due to the failure by the NYSDEC to act on Constitution’s Section 401 application within a reasonable period of time as required by the express terms of such statute. The petition was consistent with a recent decision by the District of Columbia Circuit Court in another proceeding, in which the court clarified that an applicant facing similar circumstances should present evidence of waiver to the FERC. On January 11, 2018, the FERC denied the petition, finding that Section 401 provides that a state waives certification only when it does not act on an application within one year from the date of the application. The project’s sponsors remain committed to the project and plan to seek rehearing and, if necessary, appeal of the FERC’s decision. WGL Midstream held a $38.2 million equity method investment in Constitution at December 31, 2017. At December 31, 2017, we did not record any impairment charge to reduce the carrying value of our investment. In light of FERC’s ruling on January 11, 2018, however, we expect that we will record an impairment charge of up to $38.2 million, the current carrying amount of the investment, in the quarter ending March 31, 2018. There could also be additional expenditures beyond this impairment; however, we believe that recoveries from the sale of the inventories held by Constitution will mostly offset these expenditures.
Refer to Note 11, Other Investments of the Notes to Condensed Consolidated Financial Statements for further discussion of this matter.
Meade
In February 2014, WGL Midstream and certain venture partners formed, and WGL Midstream acquired a 55% interest in Meade Pipeline Co LLC (Meade). Meade was formed to develop and own, jointly with Transcontinental Gas Pipe Line Company, LLC (Transco), an approximately 185-mile pipeline originating in Susquehanna County, Pennsylvania and extending to Lancaster County, Pennsylvania (Central Penn) that will have the capacity to transport and deliver up to approximately 1.7 million dekatherms per day of natural gas. Additionally, WGL Midstream entered into an agreement with Cabot Oil & Gas Corporation (Cabot) whereby WGL Midstream will purchase 500,000 dekatherms per day of natural gas from Cabot over a 15 year term. As part of this agreement, Cabot has acquired 500,000 dekatherms per day of firm gas transportation capacity on Transco’s Atlantic Sunrise project. This capacity will be released to WGL Midstream.

Central Penn will be an integral part of Transco’s “Atlantic Sunrise” project and will be fully integrated into Transco's system. WGL Midstream will invest an estimated $410 million for its interest in Meade, and Meade will invest an estimated $746 million in Central Penn for an approximate 39% interest in Central Penn. Transco will hold the remaining ownership interests in Central Penn. Central Penn currently has a projected in-service date of mid-2018. On February 3, 2017, the FERC issued an order granting Transco's certificate of public convenience and necessity, subject to certain conditions.  On February 6, 2017, Transco accepted the certificate of public convenience and necessity. On September 15, 2017, FERC issued the Notice to Proceed and thereafter, construction on Central Penn has begun.
Mountain Valley Pipeline
WGL Midstream owns a acquired a 10% equity interest in Mountain Valley Pipeline, LLC (Mountain Valley)
The proposed pipeline to be developed, constructed, owned and operated by Mountain Valley, will transport approximately 2.0 million dekatherms of natural gas per day and connects with EQT Corporation's Equitrans system in Wetzel County, West Virginia to Transco's Station 165 in Pittsylvania County, Virginia. The pipeline is scheduled to be in service by December 2018.
WGL Midstream expects to invest in scheduled capital contributions through the in-service date of the pipeline, its pro rata share (based on its 10% equity interest) of project costs, an estimated aggregate amount of approximately $350.0 million. In

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

addition, WGL Midstream entered into a gas purchase commitment to buy 500,000 dekatherms of natural gas per day, at index-based prices, for a 20 year term, and will also be a shipper on the proposed pipeline.
Stonewall System
WGL Midstream owns a 30% equity interest in an entity that owns and operates certain assets known as the Stonewall System. The Stonewall System has the capacity to gather up to 1.4 billion cubic feet of natural gas per day from the Marcellus production region in West Virginia, and connects with an interstate pipeline system that serves markets in the mid-Atlantic region. WGL Midstream held a $135.7 million and $136.7 million equity method investment in the Stonewall System at December 31, 2017 and September 30, 2017, respectively.

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

Reference is made to the "Contractual Obligations, Off-Balance Sheet Arrangements and Other Commercial Commitments" section of Management's Discussion in our 2017 Form 10-K. Note 5 to the Condensed Consolidated Financial Statements in our 2017 Form 10-K includes a discussion of long-term debt, including debt maturities. Note 13 to the Condensed Consolidated Financial Statements in our 2017 Form 10-K reflects information about the various contracts of Washington Gas, WGL Energy Services and WGL Midstream.

There were no significant changes to contractual obligations during the three months ended December 31, 2017. Refer to Note 17 — Planned Merger with AltaGas Ltd. of the Notes to Condensed Consolidated Financial Statements for information regarding the Merger Agreement.

Financial Guarantees
WGL has guaranteed payments primarily for certain commitments on behalf of some of its subsidiaries. WGL has also guaranteed payments for certain of our external partners. At December 31, 2017, the maximum potential amount of future payments under the guarantees for external parties totaled $0.6 million.
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
Washington Gas, WGL Energy Services and WGL Midstream are also subject to the collateral requirements of their counterparties. At December 31, 2017, Washington Gas, WGL Energy Services and WGL Midstream provided $8.1 million, $42.4 million and $26.7 million in cash collateral to counterparties, respectively.
The following table provides information on our credit exposure, net of collateral, to wholesale counterparties as of December 31, 2017 for Washington Gas, WGL Energy Services and WGL Midstream, separately.

Credit Exposure to Wholesale Counterparties (In millions)
Rating(a)	Exposure Before Credit Collateral(b)	Offsetting Credit Collateral Held(c)	Net Exposure	Number of Counterparties Greater Than 10%(d)	Net Exposure of Counterparties Greater Than 10%
Washington Gas
Investment Grade	$37.3	$—	$37.3	1	$16.0
Non-Investment Grade	—	—	—	—	—
No External Ratings	12.7	4.0	8.7	—	—
WGL Energy Services
Investment Grade	$0.9	$0.1	$0.8	2	$0.8
Non-Investment Grade	—	—	—	—	—
No External Ratings	0.3	—	0.3	1	0.1
WGL Midstream
Investment Grade	$71.8	$3.0	$68.8	1	$15.9
Non-Investment Grade	—	—	—	—	—
No External Ratings	27.3	2.9	24.4	—	—

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
At December 31, 2017, WGSW was indirectly subject to retail credit risk associated with non-payment by customers who lease distributed energy equipment or maintain energy service agreements through affiliates. This credit risk was mitigated through minimum credit quality criteria established in each of WGSW’s agreements for customer agreements. These criteria were satisfied to enable WGSW to participate in the project financing arrangement or partnership interest. Refer to Note 11, Other Investments of the Notes to Condensed Consolidated Financial Statements for a further discussion of these investments.
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
The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Regulated Utility segment’s energy-related derivatives during the three months ended December 31, 2017.

Regulated Utility Segment Changes in Fair Value of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2017	$(121.3)
Net fair value of contracts entered into during the period	1.9
Other changes in net fair value	(10.3)
Realized net settlement of derivatives	5.7
Net assets (liabilities) at December 31, 2017	$(124.0)

Regulated Utility Segment Roll Forward of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2017	$(121.3)
Recorded to income	(2.6)
Recorded to regulatory assets/liabilities	(5.8)
Realized net settlement of derivatives	5.7
Net assets (liabilities) at December 31, 2017	$(124.0)
The maturity dates of our net assets (liabilities) associated with the regulated utility segment’s energy-related derivatives recorded at fair value at December 31, 2017, is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Regulated Utility Segment Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

(In millions)	Remainder of 2018	2019	2020	2021	2022	Thereafter	Total
Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	0.9	0.5	—	—	—	—	1.4
Level 3 — Significant unobservable inputs	(19.3)	(12.8)	(9.4)	(8.4)	(9.5)	(66.0)	(125.4)
Total net assets (liabilities) associated with our energy-related derivatives	$(18.4)	$(12.3)	$(9.4)	$(8.4)	$(9.5)	$(66.0)	$(124.0)
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
To the extent WGL Energy Services has not sufficiently matched its customer requirements with its supply commitments, it could be exposed to electric commodity price risk. WGL Energy Services manages this risk through the use of derivative instruments, including financial products.
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
The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Retail Energy-Marketing segment’s energy-related derivatives during the three months ended December 31, 2017:

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Retail Energy-Marketing Segment Changes in Fair Value of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2017	$(11.8)
Net fair value of contracts entered into during the period	(1.2)
Other changes in net fair value	(1.7)
Realized net settlement of derivatives	(1.2)
Net assets (liabilities) at December 31, 2017	$(15.9)

Retail Energy-Marketing Segment Roll Forward of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2017	$(11.8)
Recorded to income	(1.6)
Recorded to accounts payable	(1.3)
Realized net settlement of derivatives	(1.2)
Net assets (liabilities) at December 31, 2017	$(15.9)
The maturity dates of our net assets (liabilities) associated with the retail energy-marketing segments’ energy-related derivatives recorded at fair value at December 31, 2017 is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Retail Energy-Marketing Segment Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

(In millions)	Remainder of 2018	2019	2020	2021	2022	Thereafter	Total
Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	(0.6)	(2.2)	(0.7)	—	—	—	(3.5)
Level 3 — Significant unobservable inputs	(2.1)	(6.0)	(3.0)	(1.3)	—	—	(12.4)
Total net assets (liabilities) associated with our energy-related derivatives	$(2.7)	$(8.2)	$(3.7)	$(1.3)	$—	$—	$(15.9)
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
WGSW holds project financing arrangements, whereby it holds an interest in a limited partnership that acquires distributed generation solar assets at fair market value and leases back those assets to counterparties, with a fixed a target rates of return over terms between 6-20 years. WGSW also enters into arrangements in which investment partners purchase solar assets and leases them to retail customers. In these cases, the purchased solar assets are expected to achieve a target rate of return from the lease payments that are collected from the retail customers. WGSW manages this price risk through its investment agreements and evaluation of the asset purchase in conjunction with the inception of the lease.
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
The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Midstream Energy Services segments’ energy-related derivatives during the three months ended December 31, 2017:

Midstream Energy Services Segment Changes in Fair Value of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2017	$11.2
Net fair value of contracts entered into during the period	4.7
Other changes in net fair value	11.6
Realized net settlement of derivatives	(24.2)
Net assets (liabilities) at December 31, 2017	$3.3

Midstream Energy Services Segment Roll Forward of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2017	$11.2
Recorded to income	16.3
Realized net settlement of derivatives	(24.2)
Net assets (liabilities) at December 31, 2017	$3.3

The maturity dates of our net assets (liabilities) associated with the Midstream Energy Services segments’ energy-related derivatives recorded at fair value at December 31, 2017 is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Midstream Energy Services Segment Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

(In millions)	Remainder of 2018	2019	2020	2021	2022	Thereafter	Total
Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	(6.8)	2.1	(0.1)			—	(4.8)
Level 3 — Significant unobservable inputs	(1.0)	2.6	1.6	0.8		4.1	8.1
Total net assets associated with our energy-related derivatives	$(7.8)	$4.7	$1.5	$0.8	$—	$4.1	$3.3
Refer to Note 8, Derivative and Weather-Related Instruments and Note 9, Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements for a further discussion of our derivative activities and fair value measurements.
Value-at-Risk
WGL Energy Services measures the market risk of its energy commodity portfolio by determining its value-at-risk. Value-at-risk is an estimate of the maximum loss that can be expected at some level of probability if a portfolio is held for a given time period. The value-at-risk calculation for natural gas and electric portfolios include assumptions for normal weather, new customer additions and renewing customers for which supply commitments have been secured. Based on a 95% confidence interval for a one-day holding period, WGL Energy Services’ value-at-risk at December 31, 2017 was approximately $6,400 and $47,800, related to its natural gas and electric portfolios, respectively. The high, low and average value-at-risk for natural gas and electric portfolios between the period October 1, 2017 and December 31, 2017 are noted in the table below.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

WGL Energy Services Value-at-Risk
(In thousands)	High	Low	Average
Natural Gas Portfolio	$184.0	$2.1	$11.2
Electric Portfolio	60.2	21.9	38.6
Total	$244.2	$24.0	$49.8
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
Short-Term Debt. At December 31, 2017 and September 30, 2017, WGL and its subsidiaries had outstanding notes payable and project financing of $558.7 million and $559.8 million, respectively. The carrying amount of our short-term debt approximates fair value. A change of 100 basis points in the underlying average interest rate for our short-term debt would have caused a change in interest expense of approximately $3.2 million for the quarter.
Long-Term Debt. At December 31, 2017 and September 30, 2017, WGL had outstanding fixed-rate and variable rate MTNs and other long-term debt of $1,679.9 million and $1,430.9 million, respectively, excluding current maturities. While fixed-rate debt does not expose us to earnings risk when market interest rates change, such debt is subject to changes in fair value. Fair value is defined as the present value of the debt securities’ future cash flows discounted at interest rates that reflect market conditions as of the measurement date. As of December 31, 2017, the fair value of WGL’s debt was $1,842.8 million. Our sensitivity analysis indicates that fair value would increase by approximately $74.6 million or decrease by approximately $69.1 million if interest rates were to decline or increase by 10%, respectively, from current market levels. At December 31, 2017, Washington Gas had outstanding fixed-rate MTNs and other long-term debt of $1,084.6 million, excluding current maturities. As of December 31, 2017, the fair value of Washington Gas’ fixed-rate debt was $1,232.9 million. Our sensitivity analysis indicates that fair value would increase by approximately $61.8 million or decrease by approximately $57.3 million if interest rates were to decline or increase by 10%, respectively, from current market levels. In general, such an increase or decrease in fair value would impact earnings and cash flows only if WGL or Washington Gas were to reacquire some or all of these instruments in the open market prior to their maturity.
A total of $1,202.6 million, or approximately 70.9% of the face amount of WGL’s outstanding long-term debt, excluding current maturities, have make-whole call options which, if exercised, would require us to pay a premium over the face amount.
A total of $952.5 million, or approximately 86.9% of the face amount of Washington Gas’ outstanding long-term debt, excluding current maturities, have make-whole call options which, if exercised, would require us to pay a premium over the face amount.
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
Derivative Instruments. In anticipation of the issuance of 30-year debt, WGL entered into forward starting interest rate swaps with a total notional amount outstanding of $250.0 million, to hedge the variability in future interest payments. WGL designated these interest rate swaps as cash flow hedges. Through December 31, 2016, the effective portion of changes in fair value was reported as a component of other comprehensive income (loss). As a result of certain covenants related to the proposed merger with AltaGas, in January 2017, WGL de-designated these hedges and began recording charges in their fair value in interest expense. The balance in accumulated other comprehensive income at December 31, 2017 was $6.4 million related to these hedges. In January 2018, WGL settled these swaps and realized a gain of $13.8 million, of which approximately $13.2 million will be recorded to interest expense. Although WGL did not issue 30-year debt with this settlement, it remains reasonably possible that we may issue this debt within the originally designated two year hedging period.
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
RESULTS OF OPERATIONS—Three Months Ended December 31, 2017 vs. December 31, 2016
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
Key gas delivery, weather and meter statistics are shown in the table below for the three months ended December 31, 2017 and 2016.

Gas Deliveries, Weather and Meter Statistics
	Three Months Ended December 31,		Increase/
	2017	2016	(Decrease)
Gas Sales and Deliveries (millions of therms)
Firm
Gas sold and delivered	282.7	265.2	17.5
Gas delivered for others	158.5	161.6	(3.1)
Total firm	441.2	426.8	14.4
Interruptible
Gas sold and delivered	0.6	0.8	(0.2)
Gas delivered for others	71.6	64.2	7.4
Total interruptible	72.2	65.0	7.2
Electric generation—delivered for others	32.1	23.6	8.5
Total deliveries	545.5	515.4	30.1
Degree Days
Actual	1,335	1,196	139
Normal	1,311	1,318	(7)
Percent colder (warmer) than normal	1.8%	(9.3)%	n/a
Average active customer meters	1,166,700	1,148,900	17,800
New customer meters added	3,673	3,703	(30)
Gas Service to Firm Customers. The volume of gas delivered to firm customers is highly sensitive to weather variability as a large portion of the natural gas delivered by Washington Gas is used for space heating. Washington Gas’ rates are based on an assumption of normal weather. The tariffs in the Maryland and Virginia jurisdictions include provisions that consider the effects of the RNA and the WNA/CRA mechanisms, respectively, that are designed to, among other things, eliminate the effect on net revenues of variations in weather from normal levels (refer to the section entitled “Weather Risk” for further discussion of these mechanisms and other weather-related instruments included in our weather protection strategy). The comparison of firm volumes delivered for the current quarter compared to the prior quarter primarily reflects colder weather in the current quarter.
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
Interest Expense
Washington Gas' interest expense for the three months ended December 31, 2017 and 2016 was $15.0 million and $12.8 million, respectively. The increase in interest expense primarily reflects the issuance of additional long-term debt by Washington Gas.
Income Taxes
The following table shows Washington Gas' income tax expense and effective income tax rate for the three months ended December 31, 2017 and 2016.

Income Taxes
	Three Months Ended December 31,		Increase/
(In millions)	2017	2016	(Decrease)
Income before income taxes	82.8	89.5	$(6.7)
Income tax expense	24.9	34.0	(9.1)
Effective income tax rate	30.1%	38.0%	(7.9)%
Income tax expense	24.9	34.0	(9.1)
Less Discrete re-measurement impact of Tax Act	6.2	—	6.2
Income tax expense excluding discrete re-measurement impact	18.7	34.0	(15.3)
Effective income tax rate excluding discrete re-measurement impact	22.6%	38.0%	(15.4)%

The decrease in the effective income tax rate is due to the enactment of the Tax Act. Refer to Note 7 - Income Taxes of the Notes to Condensed Consolidated Financial Statements for a detailed discussion.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and capital resources for Washington Gas are substantially the same as the liquidity and capital resources discussion included in the Management’s Discussion of WGL (except for certain items and transactions that pertain to WGL and its unregulated subsidiaries). Those explanations are incorporated by reference into this discussion.

During the quarter ended December 31, 2017, WGL made a $100 million equity infusion to Washington Gas. This infusion was done to maintain Washington Gas’ equity ratio in a reasonable and comparable range.

RATES AND REGULATORY MATTERS
Washington Gas makes its requests to modify existing rates based on its determination of the level of net investment in plant and equipment, operating expenses, and a level of return on invested capital that is just and reasonable. The following is an update of significant current regulatory matters in Washington Gas’ jurisdictions. For a more detailed discussion of the matters below, refer to our combined Annual Report on Form 10-K for WGL and Washington Gas for the fiscal year ended September 30, 2017.
District of Columbia Jurisdiction

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

On March 3, 2017, the PSC of DC issued an Order approving an overall increase in rates for Washington Gas of $8.5 million effective for services rendered on and after March 24, 2017. This increase is based on a hypothetical 55.7% equity component of Washington Gas' capital structure and an overall return of 7.57%, which retained the current return on equity of 9.25%. Washington Gas had requested an increase of $17.3 million, assuming a 57.8% equity component and a 10.25% return on equity. The PSC of DC denied Washington Gas’ request for approval of an RNA and Combined Heat and Power (CHP) tariffs; however, the PSC of DC approved a two-year pilot incentive program for developers of multi-family housing projects to bring the benefits of natural gas, including lower energy bills and reduced carbon emissions to more residents in the District of Columbia. On April 3, 2017, the Apartment and Office Building Association of Metropolitan Washington (AOBA) and DC Climate Action filed applications for reconsideration of portions of the Opinion and Order. On May 12, 2017, the PSC of DC denied the application for reconsideration filed by AOBA and denied, in part, the application for reconsideration of DC Climate Action. Further, the PSC of DC directed its staff to develop proposed criteria to facilitate the PSC of DC’s review of the economic benefits of the Multifamily Piping Program and submit the criteria for public comment. On June 30, 2017, the PSC of DC issued a Notice outlining its proposed evaluation criteria for the pilot Multifamily Piping Program. Comments on the proposed criteria were filed by Washington Gas and DC Climate Action. On January 17, 2018, the PSC of DC adopted the proposed evaluation criteria, with modifications, and extended the pilot program for an additional two years.

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

Application for Approval of Reduction of Distribution Rates. On January 12, 2018, Washington Gas filed an application with the PSC of DC for approval of reduction of distribution rates to reflect the Tax Act. Washington Gas is seeking to change current distribution service rates for all classes of customers served in the District of Columbia, effective for meter readings on and after January 29, 2018. Additionally, Washington Gas is seeking an expedited hearing and waiver of provisions of the DC code and District of Columbia municipal regulations ("DCMR") to ensure the proposed rate reductions will become effective as of February 1, 2018. On January 17, 2018, the Office of the People's Counsel filed a motion to oppose the expedited hearing and waivers. On January 23, 2018, the PSC of DC issued an Order which accepted Washington Gas' application but denied the request to waive any applicable provisions of the DC Code and DCMR, because the Order established the process under which the PSC of DC will conduct this proceeding. Washington Gas was directed to track the impact of the Tax Act on revenue requirements beginning January 1, 2018, recording all impacts to regulatory assets and liabilities. Washington Gas has been directed to file a revised application by February 12, 2018, including all work papers that support the calculation of the effect of the tax change, and including the ratemaking adjustments and across-the-board revenue reduction distributed to customer classes based on revenues approved in the PSC of DC's most recent rate case. Refer to Note 7 - Income Taxes of the Notes to Condensed Consolidated Financial Statements for a discussion of regulatory liabilities we have established related to tax reform.

Maryland Jurisdiction

Termination Notice Inquiry. On March 28, 2017, the PSC of MD initiated an investigation into the service termination notices sent by Washington Gas to its customers between December 1, 2013 and December 31, 2016. The case is investigating whether the service termination notices complied with Code of Maryland Regulations (COMAR). The PSC of MD’s investigation of this matter is considering whether fines and or a civil penalty should be assessed. A procedural schedule was adopted in the case, but was suspended to permit the parties to engage in settlement discussions. As of January 8, 2018, Washington Gas and the Office of the People's Counsel had reached a settlement in principle. The Staff of the PSC of MD, the Office of MD Attorney General and Montgomery County, MD and the Apartment and Office Building Association of Metropolitan Washington remain as parties or participants in the case in settlement discussions but will not

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

formally join the settlement. We anticipate approval of a settlement agreement during the first or second calendar quarter of 2018. At December 31, 2017, we have recorded an estimated liability of $2.0 million in connection with this matter.

Application for Approval of Reduction of Distribution Rates. On January 12, 2018, Washington Gas filed an application with the PSC of MD for approval of reduction of distribution rates to reflect the Tax Act. Washington Gas seeks to change current distribution service rates for all classes of customers served in Maryland, effective for meter readings on and after January 29, 2018. On January 31, 2018, the PSC of MD approved the application effective for bills rendered on or after February 1, 2018. Refer to Note 7 — Income Taxes of the Notes to Condensed Consolidated Financial Statements for a discussion of regulatory liabilities we have established related to tax reform.

Virginia Jurisdiction

Virginia Rate Case. On June 30, 2016, Washington Gas filed an application with the SCC of VA to increase its base rates for natural gas service by $45.6 million, which includes $22.3 million of revenue associated with natural gas pipeline replacement initiatives previously approved by the SCC of VA and paid by customers through a monthly rider. Additionally, the proposed rate increase included provisions designed to deliver the benefits of natural gas to more customers that include: (i) facilitating conversion to natural gas in locations already served by Washington Gas; (ii) expanding the natural gas system to high-growth communities in Virginia and (iii) research and development enabling innovations to enhance service for our customers.

Interim rates went into effect, subject to refund, in the December 2016 billing cycle. Intervenors filed testimony on January 31, 2017, Staff of the SCC of VA filed testimony on February 28, 2017, and Washington Gas filed its rebuttal testimony on March 28, 2017. On April 17, 2017, Washington Gas filed with the SCC of VA a unanimous settlement as to a specific annual revenue increase, but not as to a specific return on equity, specific accounting adjustments, or specific ratemaking methodologies, except as otherwise set forth therein. The Stipulation set forth, for purposes of settlement, a base rate increase of $34 million (of which $14.1 million represents incremental base rate revenues over and above the inclusion of SAVE Plan costs which were previously recovered through monthly surcharges). For purposes of the settlement, the mid-point of the return on equity range of 9.0-10.0% will be used in any application or filing, other than a change in base rates, effective December 1, 2016. On June 30, 2017, the Chief Hearing Examiner issued a report recommending that the SCC of VA approve the Stipulation. On September 8, 2017, Washington Gas received a final order from the SCC of VA accepting settlement subject to minor modifications to Washington Gas’ System Expansion Proposals. All parties agreed to a Revised Stipulation filed on September 20, 2017, reflecting the SCC of VA's denial of one of the System Expansion Proposals and Washington Gas’ withdrawal of the second one. The SCC of VA issued its final order approving the revised stipulation on September 25, 2017. Refunds to customers will be made related to the interim billings in accordance with the final order. On December 21, 2017, Washington Gas requested and was granted by the SCC of VA a 45-day extension to complete the refunds.

Application for Approval of Reduction of Distribution Rates. On January 12, 2018, Washington Gas filed an application with the SCC of VA for approval of reduction of distribution rates to reflect the Tax Act. Washington Gas seeks to change current distribution service rates for all classes of customers served in Virginia, effective for meter readings on and after January 29, 2018. A decision is expected in February 2018. Refer to Note 7 — Income Taxes for a discussion of regulatory liabilities we have established related to tax reform.

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

ITEM 4. CONTROLS AND PROCEDURES—WGL Holdings, Inc.
Senior management, including the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer of WGL, evaluated the effectiveness of WGL’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2017. Based on this evaluation process, the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that disclosure controls and procedures of WGL were effective as of December 31, 2017. There have been no changes in the internal control over financial reporting of WGL during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of WGL.
ITEM 4. CONTROLS AND PROCEDURES—Washington Gas Light Company
Senior management, including the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer of Washington Gas, evaluated the effectiveness of Washington Gas' disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2017. Based on this evaluation process, the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that disclosure controls and procedures of Washington Gas were effective as of December 31, 2017. There have been no changes in the internal control over financial reporting of Washington Gas during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Washington Gas.

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
Silver Spring, Maryland Incident
Washington Gas continues to support the investigation by the NTSB into the August 10, 2016 explosion and fire at an apartment complex on Arliss Street in Silver Spring, Maryland, the cause of which has not been determined.  Additional information will be made available by the NTSB at the appropriate time.  A total of 40 civil actions related to the incident have been filed against WGL and Washington Gas in the Circuit Court for Montgomery County, Maryland. Thirty-nine of these suits seek unspecified damages for personal injury and/or property damage. The final action is a class action suit seeking total damages stated to be less than $5 million for, among others, property damage and various counts relating to the loss of the use of the premises. Two of the 40 cases were originally filed in the District of Columbia Superior Court, but were dismissed. Those two actions were re-filed in Maryland on November 27, 2017.  We maintain excess liability insurance coverage from highly-rated insurers, subject to a nominal self-insured retention. We believe that this coverage will be sufficient to cover any significant liability to it that may result from this incident. Management is unable to determine a range of potential losses that are reasonably possible of occurring and therefore we have not recorded a reserve associated with this incident.  Washington Gas was invited by the NTSB to be a party to the investigation and in that capacity, continues to work closely with the NTSB to help determine the cause of this incident. Information about our obligations as a signed party to the investigation can be found in the form of the Certificate of Party Representation, which is available on the investigations page of the NTSB website (http://www.ntsb.gov/legal/Documents/NTSB_Investigation_Party_Form.pdf), and 49 CFR 831.13. On August 14, 2017, the NTSB opened the public docket related to its ongoing investigation.

WGL Holdings, Inc.
Washington Gas Light Company
Part II—Other Information

ITEM 1A. RISK FACTORS

RISKS RELATING TO WGL AND ALL OF ITS SUBSIDIARIES
U.S. federal income tax reform could adversely affect WGL.
On December 22, 2017, President Trump signed into law the Tax Act, which significantly reforms the Internal Revenue Code of 1986, as amended. While WGL has made an initial assessment of the impacts of the Tax Act on it and its subsidiaries, it is unknown at this time how the Treasury Department may interpret certain provisions of the Tax Act. These interpretations could have a negative impact on the results of operations, cash flows and financial condition of WGL and its subsidiaries. One impact of the decrease in the federal corporate tax rate under the Tax Act is the refund of excess deferred income taxes to ratepayers and the resulting decrease in revenues from regulated operations. WGL has filed proposals for the amount and timing of such refunds with the commissions in each of its jurisdictions. The proposed refunds remain subject to regulatory approval and oversight.
The Tax Act may impact WGL’s ability to use its net operating loss carryforwards.
The Tax Act includes a limitation on the utilization of certain net operating losses to 80% of current year taxable income and, for these certain net operating losses, eliminates carrybacks. Such net operating losses have an unlimited carryforward. These provisions may affect the timing of the utilization of net operating loss carryforwards and investment tax credit carryforwards.
RISKS RELATING TO THE NON-UTILITY SUBSIDIARIES OF WGL

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

In addition, WGL Energy Systems and WGSW’s investment strategy of participating with counterparties in energy-related investments, or to directly own and operate energy assets and sell energy to customers, has historically allowed us to benefit from incentives in the federal tax code. WGL’s ability to continue to benefit from these investments is based on certain assumptions about the level of our income taxes and our ability to utilize tax incentives to reduce our tax burden. Our ability to continue participating in these investments with counterparties depends in part on the effect of the Tax Act on the market demand for such investments.

WGL Energy Systems’ inability to find counterparties for tax equity partnerships could negatively impact its results.

WGL Energy Systems has derived a significant portion of its revenues from alternative energy investments, including investments in tax equity partnerships. The Tax Act reduces the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%. WGL anticipates that this reduction in the corporate tax rate may have a negative impact on its ability to continue to engage counterparties in these transactions as such counterparties’ appetite for the tax benefits of such partnerships will decrease with the lower overall corporate tax rate. In addition, a base erosion anti-abuse tax, enacted as part of the Tax Act, may decrease the appetite for tax credits by counterparties who engage in business with foreign affiliates. Should WGL be unable to find sufficient or suitable counterparties for these partnerships going forward for any reason, including due to the enactment of the Tax Act, thus limiting its ability to enter into these transactions, WGL’s results of operations, cash flows and financial condition may be negatively impacted.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

WGL Holdings, Inc.
Washington Gas Light Company
Part II—Other Information

ITEM 6. EXHIBITS
Exhibits:

Schedule/ Exhibit	Description
(a)(3)	Exhibits

Exhibits Incorporated by Reference:

4.1
Indenture, dated November 29, 2017, by and between WGL Holdings, Inc. and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 to WGL Holdings, Inc.’s Form 8-K filed December 1, 2017).

4.2
First Supplemental Indenture, dated November 29, 2017, by and between WGL Holdings, Inc. and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.2 to WGL Holdings, Inc.’s Form 8-K filed December 1, 2017).

4.3	Form of Floating Rate Note due 2019 (incorporated by reference to Exhibit 4.3 to WGL Holdings, Inc.’s Form 8-K filed December 1, 2017).

Exhibits Filed Herewith:

2.1	Letter Agreement, dated January 11, 2018, by and between WGL Holdings, Inc. and AltaGas Ltd.

18.1	Preferability Letter Regarding Change in Accounting Principles for WGL Holdings, Inc.

18.2	Preferability Letter Regarding Change in Accounting Principles for Washington Gas

31.1	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vincent L. Ammann, Jr., the Senior Vice President and Chief Financial Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Vincent L. Ammann, Jr., the Senior Vice President and Chief Financial Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

WGL HOLDINGS, INC. and WASHINGTON GAS LIGHT COMPANY (Co-registrants)

Date: February 7, 2018	/s/ William R. Ford
William R. Ford
Vice President and Chief Accounting Officer (signing on behalf of the Registrants and as Principal Accounting Officer of each of the Registrants)