Form 10-Q
period 2018-03-31
WGL HOLDINGS INC; WASHINGTON GAS LIGHT CO
filed 2018-05-04
CIK 1103601, 104819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018
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
WGL Holdings, Inc. common stock, no par value, outstanding as of April 30, 2018: 51,359,182 shares.
Washington Gas Light Company common stock, $1 par value, outstanding as of April 30, 2018: 46,479,536 shares
All of the outstanding shares of common stock ($1 par value) of Washington Gas Light Company were held by WGL Holdings, Inc. as of April 30, 2018.

WGL Holdings, Inc.
Washington Gas Light Company

For the Quarter Ended March 31, 2018

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
SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
Certain matters discussed in this report, excluding historical information, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the outlook for earnings, dividends, revenues and other future financial business performance, strategies, financing plans, AltaGas Ltd.'s (AltaGas) proposed acquisition of us and other expectations. Forward-looking statements are typically identified by words such as, but not limited to, “estimates,” “expects,” “anticipates,” “intends,” “believes,” “plans” and similar expressions, or future or conditional terms such as “will,” “should,” “would” and “could.” Forward-looking statements speak only as of the filing date of this report, and the registrants assume no duty to update them. Factors that could cause actual results to differ materially from forward-looking statements or historical performance include those discussed in Item 1A. Risk Factors in the combined Annual Report on Form 10-K for WGL and Washington Gas for the fiscal year ended September 30, 2017, in Part II, Item 1A, Risk Factors in our quarterly reports on Form 10-Q and in our other filings with the Securities and Exchange Commission, and may include, but are not limited to the following:

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

•
changes in laws and regulations, including tax, environmental, pipeline integrity and employment laws and regulations, including the competitiveness of WGL Energy Systems, Inc. in securing future assets to continue its growth following the extension and enactment of federal laws relating to investment tax credits and bonus depreciation;

•	legislative, regulatory and judicial mandates or decisions affecting our business operations, including interpretations of the Tax Cuts and Jobs Act (“Tax Act”);

•	the timing and success of business and product development efforts and technological improvements;

•	the level of demand from government agencies and the private sector for commercial energy systems, and delays in federal government budget appropriations;

•	the pace of deregulation of energy markets and the availability of other competitive alternatives to our products and services;

•	changes in accounting principles;

•	our ability to manage the outsourcing of several business processes;

•	strikes or work stoppages by unionized employees;

•	acts of nature and catastrophic events, including terrorist acts; and

•	decisions made by management and co-investors in non-controlled investees.
All such factors are difficult to predict accurately and are generally beyond the direct control of the registrants. Readers are urged to use care and consider the risks, uncertainties and other factors that could affect our business as described in this Quarterly Report on Form 10-Q.

(iii)

WGL Holdings, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
Part I—Financial Information
Item 1—Financial Statements

(In thousands)	March 31, 2018	September 30, 2017
ASSETS
Property, Plant and Equipment
At original cost	$6,199,912	$6,143,841
Accumulated depreciation and amortization	(1,552,274)	(1,513,790)
Net property, plant and equipment	4,647,638	4,630,051
Current Assets
Cash and cash equivalents	46,319	8,524
Receivables
Accounts receivable	515,903	398,149
Gas costs and other regulatory assets	8,723	21,705
Unbilled revenues	242,837	165,483
Allowance for doubtful accounts	(36,900)	(32,025)
Net receivables	730,563	553,312
Materials and supplies—principally at average cost	18,592	20,172
Storage gas	76,199	243,984
Prepaid taxes	41,086	31,549
Other prepayments	75,863	86,465
Derivatives	10,011	15,327
Other	22,391	26,556
Total current assets	1,021,024	985,889
Deferred Charges and Other Assets
Regulatory assets
Gas costs	66,694	90,136
Pension and other post-retirement benefits	129,478	139,499
Other	118,204	104,596
Prepaid post-retirement benefits	237,566	231,577
Derivatives	29,575	38,389
Investments in unconsolidated affiliates	584,594	394,201
Other	12,053	11,671
Total deferred charges and other assets	1,178,164	1,010,069
Total Assets	$6,846,826	$6,626,009
CAPITALIZATION AND LIABILITIES
Capitalization
WGL Holdings common shareholders’ equity	$1,721,772	$1,502,690
Non-controlling interest	6,868	6,851
Washington Gas Light Company preferred stock	28,173	28,173
Total equity	1,756,813	1,537,714
Long-term debt	1,879,304	1,430,861
Total capitalization	3,636,117	2,968,575
Current Liabilities
Current maturities of long-term debt	100,000	250,000
Notes payable and project financing	424,833	559,844
Accounts payable and other accrued liabilities	358,046	423,824
Wages payable	26,681	18,096
Accrued interest	8,655	7,806
Dividends declared	26,780	26,452
Customer deposits and advance payments	47,902	65,841
Gas costs and other regulatory liabilities	53,983	22,814
Accrued taxes	33,070	17,657
Derivatives	26,181	43,990
Other	47,666	52,664
Total current liabilities	1,153,797	1,488,988
Deferred Credits
Unamortized investment tax credits	154,667	155,007
Deferred income taxes	402,204	868,067
Accrued pensions and benefits	187,015	181,552
Asset retirement obligations	303,361	296,810
Regulatory liabilities
Accrued asset removal costs	280,026	292,173
Other post-retirement benefits	127,748	135,035
Excess deferred taxes and other	450,870	9,403
Derivatives	104,032	122,607
Other	46,989	107,792
Total deferred credits	2,056,912	2,168,446
Commitments and Contingencies (Note 13)
Total Capitalization and Liabilities	$6,846,826	$6,626,009
The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Condensed Consolidated Statements of Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands, except per share data)	2018	2017	2018	2017
OPERATING REVENUES
Utility	$523,480	$466,270	$898,470	$793,333
Non-utility	362,971	375,480	640,421	657,904
Total Operating Revenues	886,451	841,750	1,538,891	1,451,237
OPERATING EXPENSES
Utility cost of gas	196,757	134,458	319,030	209,958
Non-utility cost of energy-related sales	287,204	301,780	512,706	554,666
Operation and maintenance	112,556	118,261	214,782	218,978
Depreciation and amortization	40,722	39,110	81,707	74,393
General taxes and other assessments	55,039	50,544	99,926	90,932
Total Operating Expenses	692,278	644,153	1,228,151	1,148,927
OPERATING INCOME	194,173	197,597	310,740	302,310
Equity in earnings of unconsolidated affiliates	(27,414)	7,344	(21,522)	7,609
Other expenses — net	(391)	(1,953)	(1,171)	(1,475)
Interest expense	7,637	14,255	27,834	30,490
INCOME BEFORE INCOME TAXES	158,731	188,733	260,213	277,954
INCOME TAX (BENEFIT) EXPENSE	27,223	70,778	(3,887)	104,232
NET INCOME	$131,508	$117,955	$264,100	$173,722
Non-controlling interest	(4,372)	(5,439)	(10,150)	(7,974)
Dividends on Washington Gas Light Company preferred stock	330	330	660	660
NET INCOME APPLICABLE TO COMMON STOCK	$135,550	$123,064	$273,590	$181,036
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	51,358	51,217	51,336	51,192
Diluted	51,577	51,476	51,561	51,458
EARNINGS PER AVERAGE COMMON SHARE
Basic	$2.64	$2.40	$5.33	$3.54
Diluted	$2.63	$2.39	$5.31	$3.52
DIVIDENDS DECLARED PER COMMON SHARE	$0.5150	$0.5100	$1.0250	$0.9975
The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2018	2017	2018	2017
NET INCOME	$131,508	$117,955	$264,100	$173,722
OTHER COMPREHENSIVE INCOME, BEFORE INCOME TAXES:
Qualified cash flow hedging instruments	53	48	105	49,503
Pension and other post-retirement benefit plans
Change in net prior service credit	(273)	(217)	(547)	(434)
Change in actuarial net loss	530	588	1,057	1,176
Total other comprehensive income before taxes	$310	$419	$615	$50,245
INCOME TAX EXPENSE RELATED TO OTHER COMPREHENSIVE INCOME	104	167	165	20,580
OTHER COMPREHENSIVE INCOME	$206	$252	$450	$29,665
COMPREHENSIVE INCOME	$131,714	$118,207	$264,550	$203,387
Non-controlling interest	(4,372)	(5,439)	(10,150)	(7,974)
Dividends on Washington Gas Light Company preferred stock	330	330	660	660
COMPREHENSIVE INCOME ATTRIBUTABLE TO WGL HOLDINGS	$135,756	$123,316	$274,040	$210,701
The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Six Months Ended March 31,
(In thousands)	2018	2017
OPERATING ACTIVITIES
Net income	$264,100	$173,722
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	81,707	74,393
Amortization of:
Other regulatory assets and liabilities—net	3,548	1,797
Debt related costs	1,351	873
Deferred income taxes	(192)	77,278
Dividends received from equity method investments	7,252	—
Accrued/deferred pension and other post-retirement benefit cost	5,275	10,819
Earnings in equity interest	(12,478)	(7,609)
Compensation expense related to stock-based awards	9,833	8,605
Provision for doubtful accounts	12,548	3,373
Impairment loss	34,000	—
Unrealized (gain) loss on derivative contracts	(9,367)	(73,603)
Amortization of investment tax credits	(3,695)	(3,553)
Other non-cash charges (credits)—net	(480)	3,401
Changes in operating assets and liabilities (Note 16)	(29,019)	(174,626)
Net Cash Provided by Operating Activities	364,383	94,870
FINANCING ACTIVITIES
Common stock issued	—	298
Long-term debt issued	550,000	50,000
Long-term debt retired	(250,000)	—
Debt issuance costs	(2,503)	(404)
Notes payable issued —net	(136,000)	230,806
Contributions from non-controlling interest	9,808	10,816
Distributions to non-controlling interest	(256)	—
Project financing	989	9,429
Dividends on common stock and preferred stock	(53,043)	(49,220)
Other financing activities—net	(6,558)	(1,296)
Net Cash Provided by Financing Activities	112,437	250,429
INVESTING ACTIVITIES
Capital expenditures (excluding Allowance for Funds Used During Construction)	(210,279)	(266,545)
Investments in non-utility interests	(228,746)	(89,295)
Distributions and receipts from non-utility interests	—	2,827
Proceeds from the sale of assets	—	10,466
Loans to external parties	—	(863)
Net Cash Used in Investing Activities	(439,025)	(343,410)
INCREASE IN CASH AND CASH EQUIVALENTS	37,795	1,889
Cash and Cash Equivalents at Beginning of Year	8,524	5,573
Cash and Cash Equivalents at End of Period	$46,319	$7,462
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (Note 16)
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Condensed Balance Sheets (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

(In thousands)	March 31, 2018	September 30, 2017
ASSETS
Property, Plant and Equipment
At original cost	$5,413,647	$5,310,337
Accumulated depreciation and amortization	(1,460,140)	(1,422,622)
Net property, plant and equipment	3,953,507	3,887,715
Current Assets
Cash and cash equivalents	13,724	1
Receivables
Accounts receivable	292,504	190,740
Gas costs and other regulatory assets	8,723	21,705
Unbilled revenues	181,034	107,967
Allowance for doubtful accounts	(28,620)	(23,741)
Net receivables	453,641	296,671
Materials and supplies—principally at average cost	18,546	20,126
Storage gas	27,469	92,753
Prepaid taxes	21,587	23,350
Other prepayments	25,961	13,238
Receivables from associated companies	30,715	32,362
Derivatives	1,280	5,061
Other	120	102
Total current assets	593,043	483,664
Deferred Charges and Other Assets
Regulatory assets
Gas costs	66,694	90,136
Pension and other post-retirement benefits	128,745	138,573
Other	117,813	104,538
Prepaid post-retirement benefits	236,249	230,283
Derivatives	14,350	16,244
Other	5,244	3,561
Total deferred charges and other assets	569,095	583,335
Total Assets	$5,115,645	$4,954,714
CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$1,383,302	$1,164,749
Preferred stock	28,173	28,173
Long-term debt	1,084,757	1,134,461
Total capitalization	2,496,232	2,327,383
Current Liabilities
Current maturities of long-term debt	50,000	—
Notes payable and project financing	78,772	166,772
Accounts payable and other accrued liabilities	176,282	219,827
Wages payable	24,356	16,508
Accrued interest	3,915	3,967
Dividends declared	22,286	22,098
Customer deposits and advance payments	47,455	64,194
Gas costs and other regulatory liabilities	53,983	22,814
Accrued taxes	24,805	12,808
Payables to associated companies	111,555	94,844
Derivatives	17,381	30,263
Other	7,107	7,473
Total current liabilities	617,897	661,568
Deferred Credits
Unamortized investment tax credits	3,742	4,100
Deferred income taxes	519,813	888,385
Accrued pensions and benefits	185,248	179,814
Asset retirement obligations	298,007	291,871
Regulatory liabilities
Accrued asset removal costs	280,026	292,173
Other post-retirement benefits	126,952	134,181
Excess deferred taxes and other	449,225	9,403
Derivatives	92,816	112,299
Other	45,687	53,537
Total deferred credits	2,001,516	1,965,763
Commitments and Contingencies (Note 13)
Total Capitalization and Liabilities	$5,115,645	$4,954,714
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Condensed Statements of Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2018	2017	2018	2017
OPERATING REVENUES	$532,040	$475,021	$909,510	$809,007
OPERATING EXPENSES
Utility cost of gas	205,296	143,189	330,041	225,620
Operation and maintenance	90,984	86,754	170,535	168,920
Depreciation and amortization	33,468	33,116	67,114	63,242
General taxes and other assessments	50,493	46,104	90,476	82,359
Total Operating Expenses	380,241	309,163	658,166	540,141
OPERATING INCOME	151,799	165,858	251,344	268,866
Other expense — net	(1,227)	(1,357)	(3,019)	(2,136)
Interest expense	14,672	13,005	29,645	25,767
INCOME BEFORE INCOME TAXES	135,900	151,496	218,680	240,963
INCOME TAX EXPENSE	27,816	57,886	52,670	91,892
NET INCOME	$108,084	$93,610	$166,010	$149,071
Dividends on Washington Gas preferred stock	330	330	660	660
NET INCOME APPLICABLE TO COMMON STOCK	$107,754	$93,280	$165,350	$148,411
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Condensed Statements of Comprehensive Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2018	2017	2018	2017
NET INCOME	$108,084	$93,610	$166,010	$149,071
OTHER COMPREHENSIVE INCOME, BEFORE INCOME TAXES:
Pension and other post-retirement benefit plans
Change in net prior service credit	(273)	(217)	(547)	(434)
Change in actuarial net loss	530	588	1,057	1,176
Total pension and other post-retirement benefit plans	$257	$371	$510	$742
INCOME TAX EXPENSE RELATED TO OTHER COMPREHENSIVE INCOME	74	148	135	295
OTHER COMPREHENSIVE INCOME	$183	$223	$375	$447
COMPREHENSIVE INCOME	$108,267	$93,833	$166,385	$149,518
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Condensed Statements of Cash Flows (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Six Months Ended March 31,
(In thousands)	2018	2017
OPERATING ACTIVITIES
Net income	$166,010	$149,071
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	67,114	63,242
Amortization of:
Other regulatory assets and liabilities—net	3,548	1,797
Debt related costs	803	692
Deferred income taxes	52,889	61,408
Accrued/deferred pension and other post-retirement benefit cost	5,285	7,551
Compensation expense related to stock-based awards	8,361	8,094
Provision for doubtful accounts	12,223	2,410
Unrealized (gain) loss on derivative contracts	(10,846)	(36,145)
Amortization of investment tax credits	(358)	(378)
Other non-cash charges (credits)—net	(480)	2,343
Changes in operating assets and liabilities (Note 16)	(106,535)	(133,126)
Net Cash Provided by Operating Activities	198,014	126,959
FINANCING ACTIVITIES
Capital contributions from WGL Holdings, Inc.	100,000	—
Debt issuance costs	(237)	(399)
Notes payable issued —net	(88,000)	121,329
Project financing	—	2,034
Dividends on common stock and preferred stock	(44,336)	(42,921)
Other financing activities—net	(6,197)	(1,226)
Net Cash (Used in) Provided by Financing Activities	(38,770)	78,817
INVESTING ACTIVITIES
Capital expenditures (excluding Allowance for Funds Used During Construction)	(145,521)	(205,776)
Net Cash Used In Investing Activities	(145,521)	(205,776)
INCREASE IN CASH AND CASH EQUIVALENTS	13,723	—
Cash and Cash Equivalents at Beginning of Year	1	1
Cash and Cash Equivalents at End of Period	$13,724	$1
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
For a complete description of our accounting policies, refer to Note 1—Accounting Policies of the Notes to Consolidated Financial Statements of the combined Annual Report on Form 10-K for WGL and Washington Gas for the fiscal year ended September 30, 2017.

Impairment of Long-Lived Assets and Equity Method Investments

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

During the three months ended March 31, 2018, management determined that, in light of the recent actions taken by the courts and regulators related to our equity method investment in Constitution Pipeline Company, LLC (Constitution), the decline in value was other-than-temporary, resulting in WGL recording an impairment charge of $34.0 million in “Equity in earnings of unconsolidated affiliates” reducing our investment in Constitution to its estimated fair market value. During the three months ended March 31, 2017, WGL did not record any impairments related to our long-lived assets. Refer to Note 9—Fair Value Measurements and Note 11—Other Investments of the Notes to the Condensed Consolidated Financial Statements for a further discussion of Constitution.

Change in Accounting Principle and Storage Gas Valuation
On October 1, 2017, Washington Gas and WGL Energy Services implemented a voluntary change in the application of an accounting principle with respect to accounting for natural gas, propane, and odorant inventories. Washington Gas and WGL Energy Services now apply the average cost methodology under which the cost of units carried in inventory is based on the weighted average cost per unit of inventory. Prior to this change, Washington Gas and WGL Energy Services applied the First-in First-out (FIFO) method of accounting for inventory under which the oldest inventory items were recorded as being sold first.

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
On October 1, 2017, WGL adopted ASU 2015-11, Inventory (Topic 330) - Simplifying the Measurement of Inventory. This standard modified the previous calculation for valuing inventory. As a result of the new standard, beginning October 1, 2017, our inventory balances are stated at the lower of cost or net realizable value. Prior to October 1, 2017, our inventory balances were stated at the lower of cost or market. Interim period inventory losses attributable to lower of cost or net realizable value adjustments may be reversed if the net realizable value of the inventory is recovered by the end of the same fiscal year.
For more information see ASU 2015-11 in the accounting standards adopted in fiscal year 2018 table below. For the three and six months ended March 31, 2018 and 2017, WGL and Washington Gas did not record any lower of cost or net realizable value adjustments.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

ACCOUNTING STANDARDS ADOPTED IN FISCAL YEAR 2018
Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
ASU 2018-05, Income Taxes (Topic 740)—Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118
This standard adds to the Codification various SEC paragraphs pursuant to the Issuance of Staff Accounting Bulletin (SAB) No. 118. and addresses the specific situation in which the initial accounting for certain income tax effects of the Tax Act will not be complete at the time that financial statements were issued covering the reporting period that includes the enactment date of December 22, 2017.
October 1, 2017
Quarterly disclosures were incorporated in the Income Tax footnote in the first quarter FY 2018 10-Q filed with the SEC on February 8, 2018, which will be updated each quarter until the end of the measurement period. See Note 7, Income Taxes, of the Notes to Condensed Consolidated Financial Statements for additional information.

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

Income Taxes - On October 1, 2017, WGL and Washington Gas recorded $4.3 million and $4.2 million, respectively, on a modified retrospective basis, as a cumulative effect adjustment to retained earnings. For the six months ended March 31, 2018, WGL and Washington Gas recorded $3.4 million and $3.2 million, respectively, to current tax expense for excess tax benefits related to performance shares that vested in the quarter.

Cash Flows - WGL and Washington Gas reclassified $3.6 million and $3.5 million, respectively, retroactively on the statement of cash flows for the six months ended March 31, 2017 from operating to financing activities related to shares withheld to pay for employee taxes. For the presentation of excess tax benefits in the statement of cash flows, WGL elected to present the change prospectively.

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
ASU 2015-11, Inventory (Topic 330) - Simplifying the Measurement of Inventory
This standard reduces the complexity in the current measurement of inventory. This ASU requires inventory to be measured at the lower of cost and net realizable value, where net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation (no change to the definition of net realizable value). The amendment eliminates the guidance that requires inventory to be stated at the lower of cost or market, which includes consideration of the replacement cost of inventory and the net realizable value of inventory, less an approximately normal profit margin.
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
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

ASU 2016-01, Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities including subsequent ASUs clarifying the guidance.
The new standard amends certain disclosure requirements associated with the fair value of financial instruments, and significantly revises an entity’s accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value.
October 1, 2018*
We have performed a preliminary evaluation and the adoption of this standard will primarily impact the disclosure of our financial instruments in our Fair Value Measurements Footnote however, we do not expect the impact to be material.

ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
This update provides an option to reclassify the stranded tax effects resulting from the enactment of the TCJA from accumulated other comprehensive income to retained earnings.  The amendment only relates to the reclassification of the income tax effects of the TCJA and the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected.

Election to reclassify the income tax effects in accumulated other comprehensive income (AOCI) to retained earnings is voluntary and should be disclosed if AOCI is not adjusted.

Early adoption is permitted and can be applied either at the beginning of the period adopted or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax is recognized.
October 1, 2019
WGL applied the effect of the change in the U.S. federal corporate income tax rate due to the TCJA in the first quarter of FY 2018. The updates were recorded to the deferred tax asset and liability accounts and the income statement. Tax entries recorded to AOCI for the employee benefit plans, stock compensation and the cash flow hedge were not adjusted to the new rate. We are performing an analysis to determine the amount to adjust to the new tax rate. Early adoption is expected to occur in fourth quarter of fiscal year 2018.

ASU 2016-02, Leases (Topic 842) including subsequent ASUs clarifying the guidance.
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

WGL Holdings, Inc.
(In millions)	March 31, 2018	September 30, 2017
Accounts payable—trade	$294.8	$361.6
Employee benefits and payroll accruals	21.1	35.0
Other accrued liabilities	42.1	27.2
Total	$358.0	$423.8

Washington Gas Light Company
(In millions)	March 31, 2018	September 30, 2017
Accounts payable—trade	$138.4	$174.9
Employee benefits and payroll accruals	20.0	32.4
Other accrued liabilities	17.9	12.5
Total	$176.3	$219.8

NOTE 3. SHORT-TERM DEBT
WGL and Washington Gas satisfy their short-term financing requirements through the sale of commercial paper, financing arrangements with third-party lenders, or through bank borrowings. Due to the seasonal nature of the regulated utility and retail energy-marketing segments, short-term financing requirements can vary significantly during the year. Revolving credit agreements are maintained to support outstanding commercial paper and to permit short-term borrowing flexibility. The policy of each of WGL and Washington Gas is to maintain bank credit facilities in amounts equal to or greater than their expected maximum commercial paper position. The following is a summary of committed credit available at March 31, 2018 and September 30, 2017.

Committed Credit Available ($ In millions)
March 31, 2018	WGL(b)	Washington Gas	Total Consolidated
Committed credit agreements
Unsecured revolving credit facility, expires December 19, 2019(a)	$650.0	$350.0	$1,000.0
Less: Commercial Paper	(334.0)	(35.0)	(369.0)
Net committed credit available	$316.0	$315.0	$631.0
Weighted average interest rate	2.14%	1.74%	2.10%
September 30, 2017
Committed credit agreements
Unsecured revolving credit facility, expires December 19, 2019(a)	$650.0	$350.0	$1,000.0
Less: Commercial Paper	(382.0)	(123.0)	(505.0)
Net committed credit available	$268.0	$227.0	$495.0
Weighted average interest rate	1.52%	1.22%	1.45%
(a)Washington Gas has the right to request extensions with the banks’ approval. Washington Gas’ revolving credit facility permits it to borrow an additional $100 million, with the banks’ approval, for a total of $450 million.
(b)WGL includes WGL Holdings, Inc. and all subsidiaries other than Washington Gas.
At March 31, 2018 and September 30, 2017, there were no outstanding bank loans from WGL’s or Washington Gas’ revolving credit facilities.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

PROJECT FINANCING
Washington Gas previously obtained third-party project financing on behalf of the federal government to provide funds during the construction of certain energy management services projects entered into under Washington Gas' area-wide contract. In connection with work completed under the area-wide contract, the construction work is performed by WGL Energy Systems on behalf of Washington Gas and an inter-company payable is recorded for work provided by WGL Energy Systems. As work is performed, Washington Gas establishes a receivable representing the government's obligation to remit principal and interest. The payable and receivable are equal to each other at the end of the construction period, but there may be timing differences in the recognition of the project related payable and receivable during the construction period. When these projects are formally “accepted” by the government and deemed complete, Washington Gas assigns the ownership of the receivable to the third party lender in satisfaction of the obligation and removes both the receivable and the obligation related to the financing from its financial statements. In March 2016, the SCC of VA denied Washington Gas' further participation in the third party financing arrangement but allowed existing debt arrangements to remain intact until the related obligations were satisfied. At March 31, 2018, there were two contracts remaining totaling $43.8 million on the Washington Gas balance sheet as a short-term obligation to third party lenders in "Notes payable and project financing". Additionally, at March 31, 2018, there was one contract that had not been novated.
In December 2016, WGL Energy Systems entered into an agreement to obtain third-party financing and receive funds directly from the third-party lender during the construction period associated with the related energy management service projects. As a result, Washington Gas will no longer be liable under future third-party financing arrangements, for projects entered into under the area-wide contract. The general terms of the financing agreement are the same as the prior financing arrangements between Washington Gas and the third-party lender mentioned above. Washington Gas will continue to record a receivable representing the government’s obligation, and will record an inter-company payable to WGL Energy Systems for the construction work performed for the same amount. At March 31, 2018, there were two contracts remaining totaling $12.0 million on the WGL Energy Systems balance sheet as a short-term obligation to third party lenders in "Notes payable and project financing".
As of March 31, 2018, WGL and Washington Gas recorded $98.8 million and $88.9 million, respectively, in "Unbilled revenues" on the balance sheet, and $55.8 million and $43.8 million, respectively, in a corresponding short-term obligation to third-party lenders in "Notes payable and project financing", for energy management services projects that were not complete. The variance between the Washington Gas’ recorded unbilled revenues and corresponding short-term obligation to third-party lenders is due to the one contract that has not been novated. As of September 30, 2017, WGL and Washington Gas recorded $85.6 million and $78.2 million in "Unbilled revenues" on the balance sheet and $54.8 million and $43.8 million, respectively, in a corresponding short-term obligation to third party lenders in "Notes payable and project financing" for energy management services projects that were not complete. Because these projects are financed for government agencies that have minimal credit risk, and with which we have previous collection experience, neither WGL nor Washington Gas recorded a corresponding reserve for bad debts related to these receivables at March 31, 2018 or September 30, 2017.

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
At March 31, 2018 and September 30, 2017, WGL had capacity under a shelf registration statement to issue an unlimited amount of long-term debt securities. As a result of certain covenants included in the Merger Agreement among WGL, AltaGas and Wrangler, Inc., WGL may not issue debt with a term longer than two years. Refer to Note 17 — Planned Merger with AltaGas Ltd. of the Notes to Condensed Consolidated Financial Statements for a discussion of the proposed merger.
At March 31, 2018 and September 30, 2017, Washington Gas had capacity under a shelf registration statement to issue up to $150.0 million of additional Medium-Term Notes (MTNs).
The following tables show our outstanding notes as of March 31, 2018 and September 30, 2017.

Long-Term Debt Outstanding
($ In millions)	WGL(a)	Washington Gas	Total Consolidated
March 31, 2018
Long-term debt (b)	$850.0	$1,146.0	$1,996.0
Unamortized discount	(1.4)	(3.0)	(4.4)
Unamortized debt expense	(4.0)	(8.3)	(12.3)
Total Long-Term Debt	$844.6	$1,134.7	$1,979.3
Weighted average interest rate	2.85%	4.89%	4.02%
September 30, 2017	.
Long-term debt (b)	$550.0	$1,146.0	$1,696.0
Unamortized discount	(1.5)	(3.0)	(4.5)
Unamortized debt expense	(2.1)	(8.5)	(10.6)
Total Long-Term Debt	$546.4	$1,134.5	$1,680.9
Weighted average interest rate	2.81%	4.89%	4.21%
(a)WGL includes WGL Holdings, Inc. and all subsidiaries other than Washington Gas.
(b)Includes senior notes, term loans and floating rate notes for WGL and both MTNs and private placement notes for Washington Gas. Represents face value including current maturities.

The following tables show long-term debt issuances and retirements for WGL for the six months ended March 31, 2018 and 2017.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

WGL Long-Term Debt Issuances and Retirements(a)
($ In millions)	Principal(b)	Interest Rate		Effective Cost	Nominal Maturity Date
Six Months Ended March 31, 2018
Issuances:
11/29/2017	$300.0	1.88%	(c)	2.01%	11/29/2019
03/14/2018	$250.0	2.66%	(d)	2.79%	03/12/2020
Total consolidated issuances	$550.0
Retirements:	$250.0	1.24%		1.24%	02/18/2018
Total	$250.0
Six Months Ended March 31, 2017
Issuances:
1/26/2017	$50.0	1.57%	(e)	1.57%	1/26/2019
Total consolidated issuances	$50.0
(a)WGL includes WGL Holdings, Inc. and all subsidiaries other than Washington Gas.
(b)Represents face amount of notes.
(c)Floating rate per annum and reset quarterly based on terms set forth in the prospectus supplement filed by WGL pursuant to Securities Act Rule 424 on November 27, 2017.
(d)Floating rate per annum and reset quarterly based on terms set forth in the prospectus supplement filed by WGL pursuant to Securities Act Rule 424 on March 13, 2018.
(e)Floating rate per annum that will be determined from time to time based on parameters set forth in the credit agreement.

There were no issuances or retirements of long-term debt by Washington Gas for the six months ended March 31, 2018 or 2017.

NOTE 5. COMPONENTS OF TOTAL EQUITY
The tables below reflect the components of “Total equity” for WGL and Washington Gas for the six months ended March 31, 2018 and 2017.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

WGL Holdings, Inc. Components of Total Equity
(In thousands, except shares)	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	WGL Holdings Common Shareholders' Equity	Non-controlling Interest	Washington Gas Light Company Preferred Stock	Total Equity
	Shares	Amount
Balance at September 30, 2017	51,219,000	$582,716	$10,149	$915,822	$(5,997)	$1,502,690	$6,851	$28,173	$1,537,714
Net income (loss)	—	—	—	273,590	—	273,590	(10,150)	660	264,100
Contributions from non-controlling interest	—	—	—	—	—	—	9,809	—	9,809
Distributions to non-controlling interest	—	—	—	—	—	—	(256)	—	(256)
Business combination(a)	—	—	—	—	—	—	614	—	614
Other comprehensive income	—	—	—	—	450	450	—	—	450
Stock-based compensation(b)	140,182	12,390	(18,650)	4,013	—	(2,247)	—	—	(2,247)
Dividends declared:
Common stock	—	—	—	(52,711)	—	(52,711)	—	—	(52,711)
Preferred stock	—	—	—	—	—	—	—	(660)	(660)
Balance at March 31, 2018	51,359,182	$595,106	$(8,501)	$1,140,714	$(5,547)	$1,721,772	$6,868	$28,173	$1,756,813
Balance at September 30, 2016	51,080,612	$574,496	$12,519	$827,085	$(38,539)	$1,375,561	$409	$28,173	$1,404,143
Net income (loss)	—	—	—	181,036	—	181,036	(7,974)	660	173,722
Contributions from non-controlling interest	—	—	—	—	—	—	10,816	—	10,816
Other comprehensive income	—	—	—	—	29,665	29,665	—	—	29,665
Stock-based compensation(b)	112,146	6,564	(5,268)	(238)	—	1,058	—	—	1,058
Issuance of common stock(c)	26,242	1,653	—	—	—	1,653	—	—	1,653
Dividends declared:
Common stock	—	—	—	(51,091)	—	(51,091)	—	—	(51,091)
Preferred stock	—	—	—	—	—	—	—	(660)	(660)
Balance at March 31, 2017	51,219,000	$582,713	$7,251	$956,792	$(8,874)	$1,537,882	$3,251	$28,173	$1,569,306
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

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Washington Gas Light Company Components of Total Equity
(In thousands, except shares)	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total
	Shares	Amount
Balance at September 30, 2017	46,479,536	$46,479	$492,101	$630,691	$(4,522)	$1,164,749
Net income	—	—	—	166,010	—	166,010
Other comprehensive income	—	—	—	—	375	375
Stock-based compensation(a)	—	—	(7,505)	4,197	—	(3,308)
Capital contributed by WGL Holdings	—	—	100,000	—	—	100,000
Dividends declared:
Common stock	—	—	—	(43,864)	—	(43,864)
Preferred stock	—	—	—	(660)	—	(660)
Balance at March 31, 2018	46,479,536	$46,479	$584,596	$756,374	$(4,147)	$1,383,302
Balance at September 30, 2016	46,479,536	$46,479	$488,135	$586,662	$(7,830)	$1,113,446
Net income	—	—	—	149,071	—	149,071
Other comprehensive income	—	—	—	—	447	447
Stock-based compensation(a)	—	—	1,220	—	—	1,220
Dividends declared:
Common stock	—	—	—	(42,907)	—	(42,907)
Preferred stock	—	—	—	(660)	—	(660)
Balance at March 31, 2017	46,479,536	$46,479	$489,355	$692,166	$(7,383)	$1,220,617
(a) Stock-based compensation is based on the stock awards of WGL that are allocated to Washington Gas Light Company for its pro-rata share and includes implementation of ASU 2016-09, see Note 1—Accounting policies of the Notes to Condensed Consolidated Financial Statements.

NOTE 6. EARNINGS PER SHARE
Basic earnings per share (EPS) of WGL is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS assumes the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period unless the effect of such issuance would be anti-dilutive. The following table reflects the computation of our basic and diluted EPS for the three and six months ended March 31, 2018 and 2017.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Basic and Diluted EPS
(In thousands, except per share data)	Net Income Applicable to Common Stock	Shares	Per Share Amount
Three Months Ended March 31, 2018
Basic EPS	$135,550	51,358	$2.64
Stock-based compensation plans	—	219
Diluted EPS	$135,550	51,577	$2.63
Three Months Ended March 31, 2017
Basic EPS	$123,064	51,217	$2.40
Stock-based compensation plans	—	259
Diluted EPS	$123,064	51,476	$2.39
Six Months Ended March 31, 2018
Basic EPS	$273,590	51,336	$5.33
Stock-based compensation plans	—	225
Diluted EPS	$273,590	51,561	$5.31
Six Months Ended March 31, 2017
Basic EPS	$181,036	51,192	$3.54
Stock-based compensation plans	—	266
Diluted EPS	$181,036	51,458	$3.52
There were no anti-dilutive shares issued for the three and six months ended March 31, 2018 and 2017.
NOTE 7. INCOME TAXES
As of March 31, 2018 and September 30, 2017, our uncertain tax positions were approximately $40.2 million and $48.1 million, respectively, primarily due to the change in tax accounting for repairs. If the amounts of unrecognized tax benefits are eventually realized, it would not materially impact the effective tax rate. It is reasonably possible that the amount of the unrecognized tax benefit with respect to some of WGL’s and Washington Gas’ uncertain tax positions will significantly increase or decrease in the next 12 months. At this time, however, an estimate of the range of reasonably possible outcomes cannot be determined.
Under ASC Topic 740, Income Taxes, Washington Gas recognizes any accrued interest associated with uncertain tax positions in interest expense and recognizes any accrued penalties associated with uncertain tax positions in other expenses in the statements of income. At March 31, 2018 and September 30, 2017, we did not have an accrual of interest expense or penalties related to uncertain tax positions.
WGL files a consolidated federal tax return and various other state returns. We are no longer subject to income tax examinations by the Internal Revenue Service for years ended prior to September 30, 2013. Substantially all state income tax years in major jurisdictions are closed for years ended prior to September 30, 2013.
The Tax Act was enacted on December 22, 2017. The Tax Act substantially reforms the Tax Code. Among other things, the Tax Act reduced the federal corporate income tax rate from a top marginal rate of 35% to a flat rate of 21%. The Tax Act also denies bonus depreciation to regulated public utilities and imposes limitations on the amount of interest expense which may be deducted by unregulated operations. ASC Topic 740 requires companies to recognize the impacts of a change in tax law or tax rates in the period of enactment.
On December 22, 2017, after enactment of the Tax Act, the SEC Staff issued Staff Accounting Bulletin No. 118 (SAB 118) to address the application of GAAP when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the necessary accounting. At March 31, 2018, we have not completed our accounting for the tax effects of enactment of the Tax Act and have followed the guidance issued in SAB 118. SAB 118 expresses the Staff’s views on how ASC Topic 740 should be applied in the context of the Tax Act. It allows entities to take a reasonable period of time to measure and recognize the effects of the Tax Act, while requiring robust disclosures during that period. Under this guidance, registrants record the effects of all items for which the accounting is complete. To the extent a company has not completed the accounting for the effects of the Act, it may record reasonable estimates as provisional amounts. The recorded provisional amounts remain subject to adjustment within the measurement period. The measurement period begins in the reporting period that includes the Tax Act’s enactment date and continues until such time as the accounting can be completed, not to exceed one year from the date of enactment. To the extent a company cannot reasonably estimate the effects of the Tax Act, it should apply the provisions of the tax law that were in effect immediately prior to enactment. SAB 118 requires

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

disclosure of any measurement period adjustments, both provisional and final, and the effect of measurement period adjustments on the effective tax rate. All measurement period adjustments recorded in the six months ended March 31, 2018 are provisional amounts.
Qualitative disclosures of items impacting the provision for tax expense:
Bonus depreciation. Under the Tax Act, regulated public utility property is generally ineligible for bonus depreciation and is depreciated under MACRS while non-utility property is generally subject to 100% bonus depreciation. We have considered all public utility property placed in service after October 1, 2017 to be ineligible for bonus depreciation. The impact of changing the depreciation methodology for public utility property from bonus depreciation to MACRS in the current fiscal year is reasonably estimated to be a reduction in the amount of $88 million in tax depreciation expense based on current assumptions of assets to be placed in service, when compared to the amount of depreciation expense under the previous rules, and a decrease to the forecasted taxable loss. A deferred tax amount related to this depreciation was not recorded; therefore, there is no associated deferred tax amount that was required to be re-measured.
Decrease in regulated revenues: In January 2018, Washington Gas filed applications for approval to reduce the distribution rates it charges customers in Maryland, Virginia and the District of Columbia to reflect the impact of the Tax Act. These applications proposed to reduce rates in these jurisdictions by a combined amount of $39.5 million annually, until base rates are reestablished in a general rate case. Refer to Note 13 - Commitments and Contingencies for more information on the status of these applications. As described further below, the portion of this reduction in regulated revenues represented by the re-measurement of deferred tax assets and liabilities was recorded as a net regulatory liability under ASC 980, Regulated Operations. The net regulatory liability recorded is the amount we consider probable of regulatory treatment and will be refunded to customers in future periods. In addition, a portion of this reduction in regulated revenues relates to the federal tax expense included in current base rates that needs to be adjusted to the new federal rate of 21% effective January 1, 2018. As a result, regulated revenues were reduced by $18.7 million for the three months ended March 31, 2018.
In addition, amounts collected under other revenue mechanisms remain subject to adjustment for the decrease in the federal tax rate beginning January 1, 2018.
Items for which the accounting is not yet complete as of the end of the quarter but for which we have recorded provisional amounts at March 31, 2018 which are subject to adjustment during the measurement period:
Re-measurement of deferred tax assets and liabilities. Under ASC 740, the tax rate or rates that are used to measure deferred tax liabilities and deferred tax assets are the enacted tax rates expected to apply to taxable income in the years that the liability is expected to be settled or the asset recovered. As a result of using a 21% tax rate for our first quarter of fiscal year 2018 income tax provision, we did not create new amounts requiring re-measurement in the first quarter of fiscal year 2018. Therefore, we re-measured the deferred tax balances at September 30, 2017. The re-measurement of our deferred tax assets and liabilities includes the re-measurement of our cumulative net operating loss deferred tax asset ("NOL DTA") as of September 30, 2017.
The effect of the re-measurement at a federal tax rate of 21% resulted in a net decrease in consolidated deferred tax liabilities in the amount of $485.3 million, including net tax gross-up. Of this amount, $418.8 million is attributable to the regulated utility and $66.5 million is attributable to non-utility operations. Of the amount related to utility operations, the net decrease in plant-related deferred tax liabilities was $319.4 million before tax gross-up. In addition, an increase in income tax expense of $6.2 million attributable to the regulated utility was recorded as a discrete item. Of the amount related to non-utility operations, a $66.5 million tax benefit was recorded as a discrete item as a result of the re-measurement of deferred tax liabilities. In addition, the re-measurement of the deferred tax liability associated with the Company’s uncertain tax position was a decrease in the amount of $14.8 million. A reserve for uncertain tax benefits related to prior years would generally not be re-measured if the tax exposure related to prior years. However, WGLH’s reserve for uncertain tax benefits relates solely to repair deductions for which the tax consequence of any disallowed deductions related to these timing differences is expected to be prospective only.
Consolidated deferred tax assets and liabilities were re-measured at a federal rate of 21%, based on the expectation that we will experience a taxable loss in the current fiscal year, increasing our net operating loss carryforward from the prior year. In the event taxable income is reported for the current fiscal year, we would need to apply a blended federal tax rate of 24.5% to any tax owed in the current period, before the utilization of any net operating loss carryforward to offset all or a portion of the taxable income on which federal tax would otherwise be owed. Additionally, the portion of the temporary differences settling or reversing in the first quarter of our fiscal year 2018 would be re-measured at the rate of 24.5% instead of 21%. We have recorded provisional estimates based on current information as the Company continues to work towards refinement and

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

completion of the income tax provision for the current period. Under ASC 980, we recorded a net increase to the regulatory liability for excess deferred income taxes in the amount of $431.0 million including tax gross-up, and a net increase in regulatory assets in the amount of $5.9 million, for a net increase in regulatory liabilities in the amount of $425.1 million. We recorded a decrease in the regulatory asset for flow-through in the amount of $22.4 million, including tax gross-up; and a regulatory asset for the re-measurement of non-plant excess deferred taxes and the net operating loss carryforward deferred tax asset in the amount of $28.3 million, including tax gross-up, for a net increase in regulatory assets in the amount of $5.9 million.
All provisional amounts recorded for re-measurement remain subject to adjustment within the measurement period pending the preparation and analysis of additional information. In addition, we have recorded a provisional estimate but have not fully completed the accounting for the tax sharing impacts of the re-measurement of the deferred tax assets and deferred tax liabilities.
Existing current or deferred tax amounts for which the income tax effects of the Tax Act have not been completed:
Accounting for the tax basis adjustment for ITC. Under prior tax law and under the Tax Act, the basis of property must be reduced by one-half of the investment tax credits claimed thereon. Under GAAP, we adjust the book basis and amortize the investment tax credits over the book life of the associated assets. We have not yet completed the accounting for the effects of the Tax Act on the adjustment of book basis and have not recast the amortization pending additional analysis.
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
All physically and financially settled contracts under our asset optimization program are reported on a net basis in the statements of income in “Utility cost of gas.” Total net margins recorded to “Utility cost of gas” after sharing and management fees associated with all asset optimization transactions for the three months ended March 31, 2018 were a net gain of $18.8 million, including an unrealized gain of $12.3 million. During the three months ended March 31, 2017, we recorded a net gain of $28.9 million, including an unrealized gain of $21.0 million. Total net margins recorded for the six months ended March 31, 2018 was a net gain of $24.6 million, including an unrealized gain of $10.8 million. During the six months ended March 31, 2017, we recorded a net gain of $53.4 million, including an unrealized gain of $36.5 million.
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
WGL had $250 million of 30-year forward starting interest rate swaps which settled in January 2018. Through December 2016, WGL had designated these interest rate swaps as cash flow hedges in anticipation of a 30-year debt issuance in January 2018, and reported the effective portion of changes in fair value as a component of other comprehensive income (loss). As a result of certain covenants related to the proposed merger with AltaGas, in January 2017, WGL de-designated these hedges as it was no longer probable that the debt would be issued and any further changes in the fair value of the interest rate swaps were recorded in interest expense. WGL believes that the debt issuance is still reasonably possible to occur, therefore, the fair value of the swaps prior to the dedesignation in the amount of $6.4 million is recorded in accumulated other comprehensive income at March 31, 2018. In January 2018, WGL settled these swaps for a gain of $13.8 million. For the three and six months ended March 31, 2018, we recorded income of $13.2 million and $12.8 million, respectively, to interest expense related to these swaps. Refer to Note 17—Planned Merger with AltaGas Ltd. for a discussion of the proposed merger.
WGL's comprehensive income (loss) also includes amounts for settled hedges related to prior debt issuances, which are being amortized to income over the life of the outstanding debt. The amortization was minimal for the six months ended March 31, 2018 and 2017.
Consolidated Operations
Reflected in the tables below is information for WGL as well as Washington Gas. The information for WGL includes derivative instruments for both utility and non-utility operations.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

At March 31, 2018 and September 30, 2017, respectively, the absolute notional amounts of our derivatives were as follows:

Absolute Notional Amounts of Open Positions on Derivative Instruments
Derivative transactions	WGL Holdings, Inc.	Washington Gas
March 31, 2018	Notional Amounts
Natural Gas (In millions of therms)
Asset optimization & trading	22,841.8	11,938.0
Retail sales	127.6	—
Other risk-management activities	1,530.3	1,126.0
Electricity (In millions of kWhs)
Retail sales	8,880.6	—
Other risk-management activities(a)	18,745.7	—
Interest Rate Swaps (In millions of dollars)	$—	—
September 30, 2017
Natural Gas (In millions of therms)
Asset optimization & trading	21,663.5	11,223.0
Retail sales	124.3	—
Other risk-management activities	1,546.7	1,181.0
Electricity (In millions of kWhs)
Retail sales	10,011.7	—
Other risk-management activities(a)	22,962.1	—
Interest Rate Swaps (In millions of dollars)	$250.0	—
(a) Comprised primarily of financial swaps, financial transmission rights and physical forward purchases.
The following tables present the balance sheet classification for all derivative instruments as of March 31, 2018 and September 30, 2017.

WGL Holdings, Inc. Balance Sheet Classification of Derivative Instruments(b)
(In millions)
As of March 31, 2018	Gross Derivative Assets	Gross Derivative Liabilities	Netting of Collateral	Total(a)
Current Assets—Derivatives	$17.7	$(7.7)	$—	$10.0
Deferred Charges and Other Assets—Derivatives	31.0	(1.4)	—	29.6
Current Liabilities—Derivatives	5.4	(37.8)	6.2	(26.2)
Deferred Credits—Derivatives	16.4	(126.1)	5.7	(104.0)
Total	$70.5	$(173.0)	$11.9	$(90.6)
As of September 30, 2017
Current Assets—Derivatives	$26.6	$(11.3)	$—	$15.3
Deferred Charges and Other Assets—Derivatives	38.9	(0.4)	(0.1)	38.4
Accounts payable	1.0	—	—	1.0
Current Liabilities—Derivatives	10.9	(57.0)	2.1	(44.0)
Deferred Credits—Derivatives	19.2	(148.8)	7.0	(122.6)
Total	$96.6	$(217.5)	$9.0	$(111.9)

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Washington Gas Light Company Balance Sheet Classification of Derivative Instruments(b)
(In millions)
As of March 31, 2018	Gross Derivative Assets	Gross Derivative Liabilities	Total(a)
Current Assets—Derivatives	$3.9	$(2.6)	$1.3
Deferred Charges and Other Assets—Derivatives	14.4	—	14.4
Current Liabilities—Derivatives	—	(17.4)	(17.4)
Deferred Credits—Derivatives	0.1	(92.9)	(92.8)
Total	$18.4	$(112.9)	$(94.5)
As of September 30, 2017
Current Assets—Derivatives	$7.5	$(2.4)	$5.1
Deferred Charges and Other Assets—Derivatives	16.5	(0.3)	16.2
Current Liabilities—Derivatives	—	(30.3)	(30.3)
Deferred Credits—Derivatives	—	(112.3)	(112.3)
Total	$24.0	$(145.3)	$(121.3)
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
(b) We did not have any derivative instruments outstanding that were designated as hedging instruments at March 31, 2018 or September 30, 2017.
The following table presents all gains and losses associated with derivative instruments for the three and six months ended March 31, 2018 and 2017.

Gains and Losses on Derivative Instruments
(In millions)	WGL Holdings, Inc.		Washington Gas
Three Months Ended March 31,	2018	2017	2018	2017
Recorded to income
Operating revenues—non-utility	$3.8	$54.2	$—	$—
Utility cost of gas	3.0	19.8	3.0	19.8
Non-utility cost of energy-related sales	(20.6)	(4.6)	—	—
Interest expense	(12.5)	2.6	—	—
Recorded to regulatory assets
Gas costs	3.5	36.6	3.5	36.6
Total	$(22.8)	$108.6	$6.5	$56.4
Six Months Ended March 31,	2018	2017	2018	2017
Recorded to income
Operating revenues—non-utility	$(3.7)	$17.5	$—	$—
Utility cost of gas	0.4	34.5	0.4	34.5
Non-utility cost of energy-related sales	1.6	26.7	—	—
Interest expense	(12.9)	2.5	—	—
Recorded to regulatory assets
Gas costs	(2.3)	56.2	(2.3)	56.2
Recorded to other comprehensive income	0.1	49.5	—	—
Total	$(16.8)	$186.9	$(1.9)	$90.7

Collateral

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
The table below presents collateral not offset against derivative assets and liabilities at March 31, 2018 and September 30, 2017, respectively.

Collateral Not Offset Against Derivative Assets and Liabilities (In millions)
March 31, 2018	Collateral deposits posted with counterparties	Cash collateral held representing an obligation
Washington Gas	$12.4	$3.1
WGL Energy Services	30.5	—
WGL Midstream	14.3	0.4
September 30, 2017
Washington Gas	$3.7	$0.1
WGL Energy Services	23.7	—
WGL Midstream	44.4	1.6
Any collateral posted that is not offset against derivative assets and liabilities is included in “Other prepayments” in the accompanying condensed balance sheets. Collateral received and not offset against derivative assets and liabilities is included in “Customer deposits and advance payments” in the accompanying balance sheets.
Certain derivative instruments of WGL, Washington Gas, WGL Energy Services and WGL Midstream contain contract provisions that require collateral to be posted if the credit rating of Washington Gas or WGL falls below certain levels or if counterparty exposure to WGL, Washington Gas, WGL Energy Services or WGL Midstream exceeds a certain level (credit-related contingent features). Due to counterparty exposure levels, at March 31, 2018, WGL Energy Services posted $11.9 million of collateral related to its derivative liabilities that contained credit-related contingent features. At September 30, 2017, WGL Energy Services posted $8.6 million of collateral related to these aforementioned derivative liabilities. At March 31, 2018 and September 30, 2017, WGL was not required to post collateral related to a derivative liability that contained a credit-related contingent feature. At both March 31, 2018 and September 30, 2017, Washington Gas and WGL Midstream were not required to post any collateral related to their respective derivative liabilities that contained credit-related contingent features. The following table shows the aggregate fair value of all derivative instruments with credit-related contingent features that are in a liability position, as well as the maximum amount of collateral that would be required if the most intrusive credit-risk-related contingent features underlying these agreements were triggered on March 31, 2018 and September 30, 2017, respectively.

Potential Collateral Requirements for Derivative Liabilities with Credit-Risk-Contingent Features
(In millions)	WGL Holdings, Inc.	Washington Gas
March 31, 2018
Derivative liabilities with credit-risk-contingent features	$13.3	$0.5
Maximum potential collateral requirements	$7.9	$0.5
September 30, 2017
Derivative liabilities with credit-risk-contingent features	$25.0	$2.8
Maximum potential collateral requirements	$21.9	$2.8
We do not enter into derivative contracts for speculative purposes.
Concentration of Credit Risk
We are exposed to credit risk from derivative instruments with wholesale counterparties, which is represented by the fair value of these instruments at the reporting date. We actively monitor and work to minimize counterparty concentration risk

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

through various practices. At March 31, 2018, two counterparties represented over 10% of Washington Gas’ credit exposure to wholesale derivative counterparties for a total credit risk of $20.2 million; three counterparties each represented over 10% of WGL Energy Services’ credit exposure to wholesale counterparties for a total credit risk of $0.7 million; and one counterparty represented over 10% of WGL Midstream’s credit exposure to wholesale counterparties for a total credit risk of $15.3 million.
WEATHER-RELATED INSTRUMENTS
WGL Energy Services utilizes weather-related instruments for managing the financial effects of weather risks. These instruments cover a portion of WGL Energy Services’ estimated revenue or energy-related cost exposure to variations in heating or cooling degree days. These contracts provide for payment to WGL Energy Services of a fixed-dollar amount for every degree day over or under specific levels during the calculation period depending upon the type of contract executed. For the three months ended March 31, 2018 and 2017, WGL Energy Services recorded a pre-tax gain of $4.7 million and $3.2 million, respectively. During the six months ended March 31, 2018 and 2017, WGL Energy Services recorded pre-tax gains of $3.9 million and $1.8 million, respectively, related to these instruments included in "Non-utility cost of energy related sales" in the accompanying condensed consolidated statements of income.

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
Level 1.Level 1 of the fair value hierarchy consists of assets or liabilities that are valued using observable inputs based upon unadjusted quoted prices in active markets for identical assets or liabilities at the reporting date. WGL did not have any Level 1 derivatives at March 31, 2018 or September 30, 2017.
Level 2.Level 2 of the fair value hierarchy consists of assets or liabilities that are valued using directly or indirectly observable inputs either corroborated with market data or based on exchange traded market data. Level 2 includes fair values based on industry-standard valuation techniques that consider various assumptions: (i) quoted forward prices, including the use of mid-market pricing within a bid/ask spread; (ii) discount rates; (iii) implied volatility and (iv) other economic factors. Substantially all of these assumptions are observable throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the relevant market. At March 31, 2018 and September 30, 2017, Level 2 financial assets and liabilities included energy-related physical and financial derivative transactions such as forward, option and other contracts for deliveries at active market locations, as well as our interest rate swaps.
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
At March 31, 2018 and September 30, 2017, Level 3 derivative assets and liabilities included: (i) physical contracts valued at illiquid market locations with no observable market data; (ii) long-dated positions where observable pricing is not available over the majority of the life of the contract; (iii) contracts valued using historical spot price volatility assumptions and (iv) valuations using indicative broker quotes for inactive market locations.
 The following tables set forth financial instruments recorded at fair value as of March 31, 2018 and September 30, 2017, respectively. A financial instrument’s classification within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy.

WGL Holdings, Inc. Fair Value Measurements Under the Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Total
At March 31, 2018
Assets
Natural gas related derivatives	$—	$13.3	$48.1	$61.4
Electricity related derivatives	—	0.6	8.5	9.1
Total Assets	$—	$13.9	$56.6	$70.5
Liabilities
Natural gas related derivatives	$—	$(18.2)	$(133.1)	$(151.3)
Electricity related derivatives	—	(2.9)	(18.8)	(21.7)
Total Liabilities	$—	$(21.1)	$(151.9)	$(173.0)
At September 30, 2017
Assets
Natural gas related derivatives	$—	$18.4	$52.8	$71.2
Electricity related derivatives	—	0.1	15.5	$15.6
Interest rate derivatives	—	9.8	—	$9.8
Total Assets	$—	$28.3	$68.3	$96.6
Liabilities
Natural gas related derivatives	$—	$(15.5)	$(167.4)	$(182.9)
Electricity related derivatives	—	(4.1)	(21.7)	(25.8)
Interest rate derivatives	—	(8.8)	—	(8.8)
Total Liabilities	$—	$(28.4)	$(189.1)	$(217.5)

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Washington Gas Light Company Fair Value Measurements Under the Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Total
At March 31, 2018
Assets
Natural gas related derivatives	$—	$3.1	$15.3	$18.4
Total Assets	$—	$3.1	$15.3	$18.4
Liabilities
Natural gas related derivatives	$—	$(8.6)	$(104.3)	$(112.9)
Total Liabilities	$—	$(8.6)	$(104.3)	$(112.9)
At September 30, 2017
Assets
Natural gas related derivatives	$—	$7.0	$17.0	$24.0
Total Assets	$—	$7.0	$17.0	$24.0
Liabilities
Natural gas related derivatives	$—	$(5.7)	$(139.6)	$(145.3)
Total Liabilities	$—	$(5.7)	$(139.6)	$(145.3)
The following table includes quantitative information about the significant unobservable inputs used in the fair value measurement of our Level 3 financial instruments and the respective fair values of the net derivative asset and liability positions, by contract type, as of March 31, 2018 and September 30, 2017.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Quantitative Information about Level 3 Fair Value Measurements
(In millions)	Net Fair Value March 31, 2018	Valuation Techniques	Unobservable Inputs	Range

WGL Holdings, Inc.
Natural gas related derivatives	$(79.3)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	$(1.030) - $2.400
		Option Model	Natural Gas Basis Price (per dekatherm)	$(1.007) - $2.400
	$(5.7)		Annualized Volatility of Spot Market Natural Gas	30.2% - 900.9%
Electricity related derivatives	$(10.3)	Discounted Cash Flow	Electricity Congestion Price (per megawatt hour)	$(2.977) - $57.400

Washington Gas Light Company
Natural gas related derivatives	$(89.0)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	$(0.9300) - $0.216

(In millions)	Net Fair Value September 30, 2017

WGL Holdings, Inc.
Natural gas related derivatives	$(112.4)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	$(2.095) - $2.805
		Option Model	Natural Gas Basis Price (per dekatherm)	$(2.095) - $2.358
	$(2.2)		Annualized Volatility of Spot Market Natural Gas	28.7% - 566.8%
Electricity related derivatives	$(6.2)	Discounted Cash Flow	Electricity Congestion Price (per megawatt hour)	$(2.736) - $56.500

Washington Gas Light Company
Natural gas related derivatives	$(122.6)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	$(1.928) - $2.805
The following tables are a summary of the changes in the fair value of our derivative instruments that are measured at net fair value on a recurring basis in accordance with ASC Topic 820 using significant Level 3 inputs during the three and six months ended March 31, 2018 and 2017, respectively.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
	WGL Holdings, Inc.			Washington Gas Light Company
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Total	Total - Natural Gas Related Derivatives
Three Months Ended March 31, 2018
Balance at January 1, 2018	$(116.9)	$(12.8)	$(129.7)	$(125.4)
Realized and unrealized gains (losses)
Recorded to income	(11.0)	7.6	(3.4)	(0.7)
Recorded to regulatory assets—gas costs	(1.1)	—	(1.1)	(1.1)
Transfers out of Level 3	9.1	—	9.1	9.0
Settlements	34.9	(5.1)	29.8	29.2
Balance at March 31, 2018	$(85.0)	$(10.3)	$(95.3)	$(89.0)
Three Months Ended March 31, 2017
Balance at January 1, 2017	$(228.6)	$(8.3)	$(236.9)	$(208.8)
Realized and unrealized gains (losses)
Recorded to income	42.3	(0.6)	41.7	14.8
Recorded to regulatory assets—gas costs	30.4	—	30.4	30.4
Transfers into Level 3	(0.6)	—	(0.6)	(0.6)
Transfers out of Level 3	(0.5)	—	(0.5)	(0.3)
Purchases	—	(0.2)	(0.2)	—
Settlements	6.8	0.7	7.5	9.1
Balance at March 31, 2017	$(150.2)	$(8.4)	$(158.6)	$(155.4)
Six Months Ended March 31, 2018
Balance at October 1, 2017	$(114.6)	$(6.2)	$(120.8)	$(122.6)
Realized and unrealized gains (losses)
Recorded to income	(15.1)	(1.6)	(16.7)	(4.5)
Recorded to regulatory assets—gas costs	(8.0)	—	(8.0)	(8.0)
Transfers into Level 3	0.3	—	0.3	0.2
Transfers out of Level 3	8.8	—	8.8	9.0
Purchases	—	2.5	2.5	—
Settlements	43.6	(5.0)	38.6	36.9
Balance at March 31, 2018	$(85.0)	$(10.3)	$(95.3)	$(89.0)
Six Months Ended March 31, 2017
Balance at October 1, 2016	$(264.1)	$(9.1)	$(273.2)	$(251.6)
Realized and unrealized gains (losses)
Recorded to income	52.6	(4.2)	48.4	31.8
Recorded to regulatory assets—gas costs	52.4	—	52.4	52.4
Transfers into Level 3	(0.8)	—	(0.8)	(0.4)
Transfers out of Level 3	(0.5)	—	(0.5)	(0.3)
Purchases	—	(3.0)	(3.0)	—
Settlements	10.2	7.9	18.1	12.7
Balance at March 31, 2017	$(150.2)	$(8.4)	$(158.6)	$(155.4)
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
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

The table below sets forth the line items on the statements of income to which amounts are recorded for the three and six months ended March 31, 2018 and 2017, respectively, related to fair value measurements using significant Level 3 inputs.

Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
	WGL Holdings, Inc.			Washington Gas Light Company
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Total	Total - Natural Gas Related Derivatives
Three Months Ended March 31, 2018
Operating revenues—non-utility	$(0.9)	$12.3	$11.4	$—
Utility cost of gas	(0.7)	—	(0.7)	(0.7)
Non-utility cost of energy-related sales	(9.4)	(4.7)	(14.1)	—
Total	$(11.0)	$7.6	$(3.4)	$(0.7)
Three Months Ended March 31, 2017
Operating revenues—non-utility	$25.5	$2.2	$27.7	$—
Utility cost of gas	14.8	—	14.8	14.8
Non-utility cost of energy-related sales	2.0	(2.8)	(0.8)	—
Total	$42.3	$(0.6)	$41.7	$14.8
Six Months Ended March 31, 2018
Operating revenues—non-utility	$(7.4)	$(3.8)	$(11.2)	$—
Utility cost of gas	(4.5)	—	(4.5)	(4.5)
Non-utility cost of energy-related sales	(3.2)	2.2	(1.0)	—
Total	$(15.1)	$(1.6)	$(16.7)	$(4.5)
Six Months Ended March 31, 2017
Operating revenues—non-utility	$15.2	$(8.5)	$6.7	$—
Utility cost of gas	31.8	—	31.8	31.8
Non-utility cost of energy-related sales	5.6	4.3	9.9	—
Total	$52.6	$(4.2)	$48.4	$31.8
Unrealized gains (losses) attributable to derivative assets and liabilities measured using significant Level 3 inputs were recorded as follows, for the three and six months ended March 31, 2018 and 2017, respectively.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Unrealized Gains (Losses) Recorded for Level 3 Measurements
	WGL Holdings, Inc.			Washington Gas Light Company
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Total	Total - Natural Gas Related Derivatives
Three Months Ended March 31, 2018
Recorded to income
Operating revenues—non-utility	$(1.8)	$4.8	$3.0	$—
Utility cost of gas	5.0	—	5.0	5.0
Non-utility cost of energy-related sales	(5.8)	(2.1)	(7.9)	—
Recorded to regulatory assets—gas costs	6.6	—	6.6	6.6
Total	$4.0	$2.7	$6.7	$11.6
Three Months Ended March 31, 2017
Recorded to income
Operating revenues—non-utility	$24.1	$4.9	$29.0	$—
Utility cost of gas	11.3	—	11.3	11.3
Non-utility cost of energy-related sales	—	(4.3)	(4.3)	—
Recorded to regulatory assets—gas costs	27.3	—	27.3	27.3
Total	$62.7	$0.6	$63.3	$38.6
Six Months Ended March 31, 2018
Recorded to income
Operating revenues—non-utility	$(7.4)	$(8.8)	$(16.2)	$—
Utility cost of gas	2.6	—	2.6	2.6
Non-utility cost of energy-related sales	1.3	4.1	5.4	—
Recorded to regulatory assets—gas costs	1.7	—	1.7	1.7
Total	$(1.8)	$(4.7)	$(6.5)	$4.3
Six Months Ended March 31, 2017
Recorded to income
Operating revenues—non-utility	$13.5	$(1.0)	$12.5	$—
Utility cost of gas	21.6	—	21.6	21.6
Non-utility cost of energy-related sales	—	7.4	7.4	—
Recorded to regulatory assets—gas costs	39.4	—	39.4	39.4
Total	$74.5	$6.4	$80.9	$61.0
The following table presents the carrying amounts and estimated fair values of our financial instruments at March 31, 2018 and September 30, 2017.

WGL Holdings, Inc. Fair Value of Financial Instruments
	March 31, 2018		September 30, 2017
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Money market funds(a)	$46.9	$46.9	$11.8	$11.8
Commercial paper (b)	$369.0	$369.0	$505.0	$505.0
Project financing (b)	$55.8	$55.8	$54.8	$54.8
Long-term debt(c)	$1,879.3	$1,979.4	$1,430.9	$1,577.3

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Washington Gas Light Company Fair Value of Financial Instruments
	March 31, 2018		September 30, 2017
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Money market funds (a)	$18.2	$18.2	$4.8	$4.8
Commercial paper (b)	$35.0	$35.0	$123.0	$123.0
Project financing (b)	$43.8	$43.8	$43.8	$43.8
Long-term debt (c)	$1,084.8	$1,180.4	$1,134.5	$1,271.0
(a) Balance is located in cash and cash equivalents in the accompanying balance sheets. These amounts may be offset by outstanding checks.
(b) Balance is located in notes payable in the accompanying balance sheets.
(c) Excludes current maturities.
Our money market funds are Level 1 valuations and their carrying amount approximates fair value. Other short-term investments are primarily overnight investment accounts; their carrying amount approximates fair value based on Level 2 inputs. The maturity of our commercial paper outstanding at both March 31, 2018 and September 30, 2017 is under 30 days. Due to the short-term nature of these notes, the carrying cost of our commercial paper approximates fair value using Level 2 inputs. Due to the nature of our project financing arrangements, the carrying cost approximates fair value using Level 2 inputs. Neither WGL’s nor Washington Gas’ long-term debt is actively traded. The fair value of long-term debt was estimated based on the quoted market prices of the U.S. Treasury issues having a similar term to maturity, adjusted for the credit quality of the debt issuer, WGL or Washington Gas. Our long-term debt fair value measurement is classified as Level 3.
Non Recurring Basis
During the second quarter of fiscal year 2018, WGL Midstream recorded an other than temporary impairment charge of $34.0 million to its equity method investment in Constitution based on the estimated fair value of the investment of $4.0 million. WGL Midstream utilized income and market approaches to determine the fair value of its investment in Constitution, which fall into Level 3 of the fair value hierarchy because of the significant unobservable inputs utilized in these valuation approaches, including consideration of the severity and duration of any decline in fair value of our investment in the project. Our key inputs included, but were not limited to, significant management judgments and estimates, including projections of the timing and amount of the project’s cash flows, determination of a discount rate for the income approach, market multipliers, probability weighting of potential outcomes of legal and regulatory proceedings, and weighting of the valuations produced by the income and market approaches. For more information, see Note 11-Other Investments of the Notes to Condensed Consolidated Financial Statements.

NOTE 10. OPERATING SEGMENT REPORTING
We have four reportable operating segments: regulated utility, retail energy-marketing, commercial energy systems and midstream energy services. The division of these segments into separate revenue generating components is based upon regulation, products and services. Our chief operating decision maker is our Chief Executive Officer and we evaluate segment performance based on Earnings Before Interest and Taxes (EBIT). EBIT is defined as earnings before interest and taxes, net of amounts attributable to non-controlling interests. Items we do not include in EBIT are interest expense, intercompany financing activity, dividends on Washington Gas preferred stock, and income taxes. EBIT includes transactions between reportable segments. We also evaluate our operating segments based on other relevant factors, such as penetration into their respective markets and return on equity.
Our four segments are summarized below.

•
Regulated Utility – The regulated utility segment is our core business. It consists of Washington Gas and Hampshire. Washington Gas provides regulated gas distribution services (including the sale and delivery of natural gas) to end use customers in the District of Columbia, Maryland and Virginia and natural gas transportation services to an unaffiliated natural gas distribution company in West Virginia under a Federal Energy Regulatory Commission (FERC) approved interstate transportation service operating agreement. Hampshire provides regulated interstate natural gas storage services to Washington Gas under a FERC approved interstate storage service tariff.

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

•
Commercial Energy Systems – The commercial energy systems segment consists of WGL Energy Systems, which provides clean and energy efficient solutions including commercial solar, energy efficiency and combined heat and power projects and other distributed generation solutions to government and commercial clients. In addition, this segment comprises the operations of WGSW, a holding company formed to invest in alternative energy assets.

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
The following tables present operating segment information for the three and six months ended March 31, 2018 and 2017.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Operating Segment Financial Information
(In thousands)	Operating Revenues	Depreciation and Amortization	Equity in Earnings of Unconsolidated Affiliates	EBIT	Total Assets	Capital Expenditures	Equity Method Investments
Three Months Ended March 31, 2018
Regulated utility	$532,040	$33,926	$—	$151,069	$5,145,550	$70,817	$—
Retail energy-marketing	316,714	278	—	15,104	526,833	—	—
Commercial energy systems(a)	16,406	6,480	—	3,562	1,067,381	40,408	—
Midstream energy services	33,324	5	(27,414)	7,306	1,046,184	—	584,594
Other activities	—	—	—	(2,185)	263,298	—	—
Eliminations(b)	(12,033)	33	—	(4,116)	(1,202,420)	—	—
Total consolidated	$886,451	$40,722	$(27,414)	$170,740	$6,846,826	$111,225	$584,594
Three Months Ended March 31, 2017
Regulated utility	$475,021	$33,572	$—	$165,171	$4,852,633	$96,612	$—
Retail energy-marketing	324,916	273	—	9,255	512,583	330	—
Commercial energy systems(a)	20,980	5,226	2,443	8,547	945,847	13,845	74,922
Midstream energy services	38,621	10	4,901	41,993	611,221	—	333,777
Other activities	—	—	—	(15,067)	338,405	—	—
Eliminations(b)	(17,788)	29	—	(1,472)	(850,954)	—	—
Total consolidated	$841,750	$39,110	$7,344	$208,427	$6,409,735	$110,787	$408,699
Six Months Ended March 31, 2018
Regulated utility	$909,510	$68,029	$—	$249,434	$5,145,550	$147,579	$—
Retail energy-marketing	565,407	560	—	18,846	526,833	—	—
Commercial energy systems(a)	36,469	13,064	—	9,209	1,067,381	62,700	—
Midstream energy services	51,011	9	(21,522)	29,491	1,046,184	—	584,594
Other activities	—	—	—	(6,356)	263,298	—	—
Eliminations(b)	(23,506)	45	—	(2,427)	(1,202,420)	—	—
Total consolidated	$1,538,891	$81,707	$(21,522)	$298,197	$6,846,826	$210,279	$584,594
Six Months Ended March 31, 2017
Regulated utility	$809,007	$64,132	$—	$267,888	$4,852,633	$208,293	$—
Retail energy-marketing	623,600	578	—	38,440	512,583	734	—
Commercial energy systems(a)	35,837	9,625	4,830	13,210	945,847	57,518	74,922
Midstream energy services	13,633	19	2,779	13,509	611,221	—	333,777
Other activities	—	—	—	(16,265)	338,405	—	—
Eliminations(b)	(30,840)	39	—	(364)	(850,954)	—	—
Total consolidated	$1,451,237	$74,393	$7,609	$316,418	$6,409,735	$266,545	$408,699
(a) Commercial Energy Systems' operating revenues and depreciation and amortization include activity from non-controlling interest. Commercial energy systems' EBIT is adjusted for the effects of non-controlling interest.
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

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table provides a reconciliation from EBIT to net income applicable to common stock.

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2018	2017	2018	2017
Total consolidated EBIT	$170,740	$208,427	$298,197	$316,418
Interest expense	7,637	14,255	27,834	30,490
Income tax expense (benefit)	27,223	70,778	(3,887)	104,232
Dividends on Washington Gas Light Company preferred stock	330	330	660	660
Net income applicable to common stock	$135,550	$123,064	$273,590	$181,036
NOTE 11. OTHER INVESTMENTS
WGL has both solar and pipeline investments and accounts for its interests in legal entities as either a: (i) variable interest entity (VIE) or a (ii) voting interest entity (non-VIE). A VIE is a legal entity with one of the following characteristics: (i) has insufficient at-risk equity to fund its activities without additional subordinated financial support from any other party or parties; (ii) the equity holders of which, as a group, lack the characteristics of a controlling financial interest; or (iii) the entity is structured with non-substantive voting rights.
The determination of whether or not to consolidate a VIE under GAAP requires a significant amount of judgment. This includes, but is not limited to, consideration of our contractual relationships with the entity, the legal structure of the entity, the voting power of the equity holders, the obligation of the equity holders to absorb losses of the entity and their rights to receive any expected residual returns.
Under the VIE model, we have a controlling financial interest in a VIE (i.e., are the primary beneficiary) and would consolidate the entity when we have current or potential rights that give us the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance combined with a variable interest that gives us the right to receive potentially significant benefits or the obligation to absorb potentially significant losses. When changes occur to the design of an entity, we reconsider whether the entity is a VIE. We also continuously evaluate whether we have a controlling financial interest in a VIE.
We have investments in both consolidated and unconsolidated VIEs which are described in detail below. The unconsolidated investments are accounted for under the equity method of accounting with profits and losses included in “Equity in earnings of unconsolidated affiliates” in the accompanying Condensed Consolidated Statements of Income.
Under the voting interest model, we consolidate an entity when we have a controlling financial interest by holding directly or indirectly, more than 50% of the voting rights or by exercising control through substantive participating rights. However, we consider substantive rights held by other partners in determining if we hold a controlling financial interest, and in some cases, may not consolidate the entity despite owning more than 50% of the voting rights. We reevaluate whether we have a controlling financial interest in these entities when our voting or substantive participating rights change. Where we do not have a controlling financial interest, we apply the equity method of accounting in which investments are initially measured at cost. Investments in, and advances to, affiliated companies are presented in the caption “Investments in unconsolidated affiliates” in the accompanying Condensed Consolidated Balance Sheets.
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
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Consolidated Investments
Variable Interest Entity Investments-Solar
At March 31, 2018, WGL's subsidiary, WGSW, Inc. was the primary beneficiary of SFGF LLC (SFGF), LLC, SFRC, LLC (SFRC), SFGF II, LLC (SFGF II), ASD Solar LP (ASD) and SFEE LLC (SFEE), because of its ability to direct the activities most significant to the economic performance of those entities plus the right to receive potentially significant benefits or the obligation to absorb potentially significant losses. Accordingly, we have consolidated these VIE's.

SFGF, SFRC, and SFGF II

WGSW, along with its various tax equity partners, formed the tax equity partnerships SFGF, SFRC, and SFGF II to acquire, own, and operate distributed generation solar projects nationwide. WGSW is the managing member of these investments and will provide cash equal to the purchase price of the solar projects less any contributions from the tax-equity partner for projects sold by WGL Energy Systems into the partnerships. WGL Energy Systems is the operations and maintenance provider, and the developer of the projects.

Profits and losses are allocated between the partners under the HLBV method of accounting and the portion allocated to the tax equity partner is included in “Net income (loss) attributable to non-controlling interest” on the accompanying Condensed Consolidated Statements of Income and is recorded to Non-controlling interest on the accompanying Condensed Consolidated Balance Sheets.

As of March 31, 2018, WGSW has contributed $16.8 million, $29.0 million and $4.0 million to SFGF, SFRC, and SFGF II respectively.
ASD

WGSW is the limited partner in ASD, a limited partnership formed to own and operate a portfolio of residential solar projects, primarily rooftop photovoltaic power generation systems. As a limited partner, WGSW had provided funding to the partnership but did not have power to direct the activities that most significantly affect the operations and economic performance of the entity. In January 2014, the funding commitment period ended for the partnership. Prior to July 10, 2017, ASD was being consolidated by the general partner, Solar Direct LLC (Solar Direct). Solar Direct is a wholly owned subsidiary of American Solar Direct Inc. (ASDI).

In June 2017, ASDI filed for Chapter 7 bankruptcy because of financial difficulties. To ensure continuing operations of the partnership and minimal disruptions to the customers, WGSW petitioned the Bankruptcy Court to remove Solar Direct as manager of ASD operations and to approve the appointment of SF ASD, a wholly-owned subsidiary of WGL Energy Systems, formed to take over the management and operations of the partnership, as manager of ASD operations. On July 10, 2017, the Bankruptcy Court granted the bankruptcy trustee's emergency motion to assign management rights and control of ASD to SF ASD and WGSW consolidated ASD as a result. As of March 31, 2018, WGSW has contributed $72.6 million into the tax equity partnership.

SFEE

On November 23, 2016, WGSW and a tax equity partner formed SFEE to acquire distributed generation solar projects that were to be developed and sold by a third-party developer or WGL Energy Systems. New projects were to be designed and constructed under long-term power purchase agreements. On November 8, 2017, WGSW terminated the Master Purchase Agreement between SFEE, LLC and the third-party developer. The termination triggered a reassessment of the method of accounting for SFEE and, as a result, SFEE is considered a VIE and is consolidated by WGSW. As of March 31, 2018, WGSW has contributed $6.5 million into the tax equity partnership.

The following table summarizes the fair value amounts of SFEE’s assets and liabilities, as well as the estimated fair value of the non-controlling interest as of the date of consolidation.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Fair Value of SFEE at Date of Consolidation
(in millions)	Fair Value
Property, plant and equipment	$10.1
Other assets	0.1
Total assets	$10.2
Net assets	$10.2
Non-controlling interest	$0.6
WGSW equity interest	$9.6

Property, plant and equipment represents commercial solar assets for SFEE stated at cost. This amount was determined to be equal to the fair value provided by a third-party appraisal.
Balance Sheet Location of Consolidated Investments
The carrying amounts and classification of the consolidated VIEs’ assets and liabilities included in our accompanying Condensed Consolidated Balance Sheets at March 31, 2018 and September 30, 2017 are as follows:
WGL Holdings, Inc.
Balance Sheet Location of Consolidated Investments

(in millions)	March 31, 2018	September 30, 2017
Current assets	$7.4	$4.4
Property, Plant and Equipment	161.1	121.7
Total assets	$168.5	$126.1
Current liabilities	—	0.2
Deferred credits	1.3	0.8
Total liabilities	$1.3	$1.0

Unconsolidated Investments
Variable Interest Entity Investments-Pipelines
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
At March 31, 2018 and September 30, 2017, WGL Midstream held a $337.1 million and $146.7 million, respectively, equity method investment in Meade. WGL Midstream plans to invest an estimated $434 million for a 55% interest in Meade. Although WGL Midstream holds greater than a 50% interest in Meade, Meade is not consolidated by WGL Midstream and instead is accounted for under the equity method of accounting. WGL Midstream is not the primary beneficiary of Meade as it does not have the power to direct the activities most significant to the economic performance of Meade. Specifically, WGL Midstream applies the HLBV equity method of accounting and any profits and losses are included in “Equity in earnings of unconsolidated affiliates” in the accompanying Condensed Consolidated Statements of Income and are added to or subtracted from the carrying amount of WGL’s investment balance.
Our maximum financial exposure to loss because of our involvement with this VIE is equal to WGL Midstream's capital contributions.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Non-Variable Investment Entity Investments-Pipelines
Constitution
WGL Midstream owns a 10% interest in Constitution. The Constitution Pipeline is proposed to transport natural gas from the Marcellus region in northern Pennsylvania to major northeastern markets. Constitution is accounted for under the equity method of accounting; any profits and losses are included in “Equity in earnings of unconsolidated affiliates” in the accompanying Condensed Consolidated Statements of Income and are added to or subtracted from the carrying amount of WGL’s investment balance. The equity method is considered appropriate because Constitution is an LLC with specific ownership accounts and ownership between five and fifty percent resulting in WGL Midstream maintaining a more than minor influence over the partnership operating and financing policies.
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
In October 2017, Constitution filed a petition for declaratory order requesting FERC to find that, by operation of law, the Section 401 certification requirement for the New York State portion of Constitution’s pipeline project was waived due to the failure by the NYSDEC to act on Constitution’s Section 401 application within a reasonable period of time as required by the express terms of such statute. The petition was consistent with a recent decision by the District of Columbia Circuit Court in another proceeding, in which the court clarified that an applicant facing similar circumstances should present evidence of waiver to the FERC. On January 11, 2018, the FERC denied the petition, finding that Section 401 provides that a state waives certification only when it does not act on an application within one year from the date of the application. On February 12, 2018, Constitution filed a request for rehearing with FERC. FERC has not ruled on the request for a rehearing. On January 16, 2018, Constitution petitioned the U.S. Supreme Court to review the judgment of the U.S. Court of Appeals for the Second Circuit, asserting that the Second Circuit’s decision conflicts with the decisions of the U.S. Supreme Court and federal Courts of Appeals on an important question of federal law. On April 30, 2018, the U.S. Supreme Court denied Constitution’s petition for writ of certiorari. The project’s sponsors remain committed to the project.
We have evaluated our investment in Constitution for other than temporary impairment as of March 31, 2018. Our impairment assessment used income and market approaches in determining the fair value of our investment in Constitution. Refer to Note 9 - Fair Value Measurements. In light of the recent actions taken by the courts and regulators to uphold NYSDEC’s denial of certification and our estimation of the likelihood of an unfavorable outcome associated with the remaining legal and regulatory challenges, we recorded an other than temporary impairment charge of $34.0 million to “Equity in earnings of unconsolidated affiliates”, and recorded a reversal to “Operation and maintenance” expense of a previously recognized expense of $3.0 million. There could be additional losses in the value of the investment beyond this impairment charge. However, we believe that recoveries from the sale of the inventories held by Constitution will mostly offset these legal expenditures. We also continue to incur legal fees associated with the project. At March 31, 2018, and September 30, 2017, WGL Midstream held a $4.0 million and $38.1 million equity method investment in Constitution, respectively.

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
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

At March 31, 2018 and September 30, 2017, WGL Midstream held a $104.3 million and $63.0 million equity method investment in Mountain Valley, respectively. WGL Midstream expects to invest approximately $350.0 million in scheduled capital contributions through the in-service date of the pipeline based on its pro rata share of project costs. The equity method is considered appropriate because Mountain Valley is an LLC with specific ownership accounts and ownership between five and fifty percent resulting in WGL Midstream maintaining a more than minor influence over the partnership operating and financing policies. Profits and losses are allocated under the HLBV method of accounting and are included in “Equity in earnings of unconsolidated affiliates” in the accompanying Condensed Consolidated Statements of Income and are added to or subtracted from the carrying amount of WGL’s investment balance.
In April 2018, WGL Midstream entered into a separate agreement with Mountain Valley to acquire a 5% equity interest in a project to build a lateral interstate natural gas pipeline connecting to the mainline.
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
At March 31, 2018 and September 30, 2017, WGL Midstream held a $139.3 million and $136.7 million equity method investment in the Stonewall System, respectively. The equity method is considered appropriate because the Stonewall System is an LLC with specific ownership accounts and ownership between five and fifty percent resulting in WGL Midstream maintaining a more than minor influence over the partnership operating and financing policies. Profits and losses are allocated under the HLBV method of accounting and are included in “Equity in earnings of unconsolidated affiliates” in the accompanying Condensed Consolidated Statements of Income and are added to or subtracted from the carrying amount of WGL’s investment balance.
The carrying amount of WGL Midstream's investment in the Stonewall System exceeded the amount of the underlying equity in net assets by $8.8 million as of March 31, 2018, which is being amortized over the life of the assets.
The following tables present summary information about our unconsolidated investments:
WGL Holdings, Inc.
Balance Sheet Location of Unconsolidated Investments

	Solar Investments	Pipelines
(in millions)	Non-VIEs(a)	VIEs(b)	Non-VIEs(c)	Total
March 31, 2018
Assets
Investments in unconsolidated affiliates	$—	$337.1	$247.5	$584.6
Total assets	$—	$337.1	$247.5	$584.6
September 30, 2017
Assets
Investments in unconsolidated affiliates	$9.6	$146.7	$237.9	$394.2
Total assets	$9.6	$146.7	$237.9	$394.2
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
The following table presents the receivables from and payables to associated companies as of March 31, 2018 and September 30, 2017.

Washington Gas Receivables From / Payables To Associated Companies
(In millions)	March 31, 2018	September 30, 2017
Receivables from associated companies	$30.7	$32.4
Payables to associated companies	$111.6	$94.8
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

Washington Gas - Gas Balancing Service Charges
	Three Months Ended March 31,		Six Months Ended March 31,
(In millions)	2018	2017	2018	2017
Gas balancing service charge	$8.5	$8.8	$11.0	$15.7

As a result of these balancing services, an imbalance is created for volumes of natural gas received by Washington Gas that are not equal to the volumes of natural gas delivered to customers of the energy marketers. At March 31, 2018 and September 30, 2017, WGL Energy Services recognized accounts receivable from Washington Gas of $7.9 million and $1.4 million respectively, related to an imbalance in gas volumes. Due to regulatory treatment, these payables and receivables are not eliminated in the consolidated financial statements of WGL. Refer to Note 1—Accounting Policies of the Notes to Consolidated Financial Statements of our combined Annual Report on Form 10-K for the fiscal year ended September 30, 2017 for further discussion of these imbalance transactions.
Washington Gas participates in a purchase of receivables (POR) program as approved by the Maryland Public Service Commission (PSC of MD), whereby it purchases receivables from participating energy marketers at approved discount rates. In addition, WGL Energy Services participates in POR programs with certain Maryland and Pennsylvania utilities, whereby it sells its receivables to various utilities, including Washington Gas, at approved discount rates. The receivables purchased by Washington Gas are included in “Accounts receivable” in the accompanying balance sheet. Any activity between Washington

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Gas and WGL Energy Services related to the POR program has been eliminated in the accompanying financial statements for WGL. At March 31, 2018 and September 30, 2017, Washington Gas had balances of $8.2 million and $3.2 million, respectively, of purchased receivables from WGL Energy Services which are located in "Accounts receivable".

NOTE 13. COMMITMENTS AND CONTINGENCIES

REGULATORY CONTINGENCIES
Certain legal and administrative proceedings incidental to our business, including regulatory contingencies, involve WGL and/or its subsidiaries. In our opinion, we have recorded an adequate provision for probable losses or refunds to customers for regulatory contingencies related to these proceedings.
Application for Approval of Reduction of Distribution Rates
On January 12, 2018, Washington Gas filed applications to reduce customer rates in Maryland, Virginia, and the District of Columbia to reflect the impact of the Tax Act, including both the impact of the re-measurement of deferred tax assets and liabilities and reduction of the federal tax rate to 21%. Washington Gas began tracking the impact of the Tax Act on revenue requirements beginning January 1, 2018, recording all impacts to regulatory assets and liabilities. In Maryland, the PSC of MD approved the application effective for bills rendered on or after February 1, 2018.
As of March 31, 2018, the applications with Virginia and the District of Columbia are still on-going. In Virginia, the application was dismissed on March 15, 2018 and Washington Gas will file a new general rate case in July 2018. In the District of Columbia, Washington Gas filed a revised application on February 12, 2018 and subsequently filed a joint motion and unanimous agreement of stipulation for full settlement on April 30, 2018. As a result of the on-going applications in Virginia and the District of Columbia, Washington Gas recorded a regulatory liability, representing the amounts owed to customers for reduced rates starting in January 2018 of $8.8 million and $3.1 million, respectively. Please refer to Note 7— Income taxes for more information.
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
Interim rates went into effect, subject to refund, in the December 2016 billing cycle. Intervenors filed testimony on January 31, 2017, Staff of the SCC of VA filed testimony on February 28, 2017 and Washington Gas filed its rebuttal testimony on March 28, 2017. On April 17, 2017, Washington Gas filed with the SCC of VA a unanimous settlement as to a specific annual revenue increase, but not as to a specific return on equity, specific accounting adjustments, or specific ratemaking methodologies, except as otherwise set forth therein. The Stipulation set forth, for purposes of settlement, a base rate increase of $34 million (of which $14.1 million represents incremental base rate revenues over and above the inclusion of SAVE Plan costs which were previously recovered through monthly surcharges). For purposes of the settlement, the mid-point of the return on equity range of 9.0%-10.0%% will be used in any application or filing, other than a change in base rates, effective December 1, 2016. On June 30, 2017, the Chief Hearing Examiner issued a report recommending that the SCC of VA approve the Stipulation. On September 8, 2017, Washington Gas received a final order from the SCC of VA accepting settlement subject to minor modifications to Washington Gas’ System Expansion Proposals. All parties agreed to a Revised Stipulation filed on September 20, 2017, reflecting the SCC of VA’s denial of one of the System Expansion Proposals and Washington Gas’ withdrawal of the second one. The SCC of VA issued its final order approving the revised stipulation on September 25, 2017. Refunds to customers, which have been accrued by Washington Gas at December 31, 2017, were completed on February 7, 2018. Washington Gas’ methodology to compute customer refunds is pending review by the SCC of VA.
FINANCIAL GUARANTEES
WGL has guaranteed payments primarily for certain commitments on behalf of some of its subsidiaries. WGL has also guaranteed payments for certain of our external partners. At March 31, 2018, the maximum potential amount of future payments under the guarantees for external parties totaled $0.6 million.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

ANTERO CONTRACT
Washington Gas and WGL Midstream contracted in June 2014 with Antero Resources Corporation (Antero) to buy gas from Antero at invoiced prices based on an index, and at a delivery point, specified in the contracts. Since deliveries began, however, the index price paid has been more than the fair market value at the same physical delivery point, resulting in losses to date of $29.6 million. Accordingly, Washington Gas and WGL Midstream notified Antero that it sought to apply a provision of the contracts that would permit a new index to be established.  Antero objected, claiming that the contract provisions permitting re-pricing did not apply, unless Antero itself chose to sell gas at cheaper prices at the delivery point (which Antero claimed it had not).  The dispute was arbitrated in January 2017, and the arbitral tribunal ruled in favor of Antero on the applicability of the re-pricing mechanism.  However, the tribunal ruled that it lacked authority to determine whether Antero was in breach of its obligation to deliver gas to Washington Gas and WGL Midstream at a point where they could obtain the higher pricing. Accordingly, Washington Gas and WGL Midstream filed suit in state court in Colorado for a determination of this issue. The state court granted Antero’s motion to dismiss the case and the case is currently on appeal.
Separately, Antero has initiated suit against Washington Gas and WGL Midstream, claiming that they have failed to purchase specified daily quantities of gas and seeking alleged cover damages exceeding $100 million as of April 4, 2018, of which continues to accumulate daily according to Antero's complaint. Washington Gas and WGL Midstream oppose both the validity and amount of Antero’s claim. WGL believes the probability that Antero could succeed in collecting these penalties is remote and therefore, no accrual was made as of March 31, 2018.  In December 2017, WGL Midstream amended its purchase contract with Antero and, effective February 1, 2018, is no longer obligated to purchase gas at the delivery point that is the subject of these disputes.
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
NOTE 14. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

The following table shows the components of net periodic benefit costs (income) recognized in our financial statements during the three and six months ended March 31, 2018 and 2017.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Components of Net Periodic Benefit Costs (Income)
	Three Months Ended March 31,
	2018		2017
(In millions)	Pension Benefits	Health and Life Benefits	Pension Benefits	Health and Life Benefits
Service cost	$3.7	$1.3	$4.1	$1.5
Interest cost	9.9	2.9	9.6	2.9
Expected return on plan assets	(10.6)	(5.9)	(10.2)	(5.6)
Amortization of prior service cost (credit)	0.1	(4.4)	0.1	(4.4)
Amortization of net actuarial loss	3.9	—	5.5	0.2
Net periodic benefit cost (income)	7.0	(6.1)	9.1	(5.4)
Amount allocated to construction projects	(1.1)	1.0	(1.7)	1.2
Amount deferred as regulatory asset/liability—net	1.7	—	1.7	—
Amount charged (credited) to expense	$7.6	$(5.1)	$9.1	$(4.2)
	Six Months Ended March 31,
	2018		2017
Service cost	$7.4	$2.6	$8.2	$2.9
Interest cost	19.8	5.8	19.2	5.8
Expected return on plan assets	(21.2)	(11.8)	(20.5)	(11.1)
Amortization of prior service cost (credit)	0.2	(8.8)	0.2	(8.8)
Amortization of net actuarial loss	7.8	—	11.0	0.4
Net periodic benefit cost (income)	14.0	(12.2)	18.1	(10.8)
Amount allocated to construction projects	(2.2)	2.0	(3.3)	2.4
Amount deferred as regulatory asset/liability—net	3.4	—	3.5	(0.1)
Amount charged (credited) to expense	$15.2	$(10.2)	$18.3	$(8.5)
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

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables show the changes in accumulated other comprehensive income (loss) for WGL and Washington Gas by component for the three and six months ended March 31, 2018 and 2017.

WGL Holdings, Inc. Changes in Accumulated Other Comprehensive Loss by Component
(In thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Beginning Balance	$(5,753)	$(9,126)	$(5,997)	$(38,539)
Qualified cash flow hedging instruments(a)	53	48	105	49,503
Change in prior service credit(b)	(273)	(217)	(547)	(434)
Change in actuarial net loss(b)	530	588	1,057	1,176
Current-period other comprehensive income	310	419	615	50,245
Income tax expense related to other comprehensive income	104	167	165	20,580
Ending Balance	$(5,547)	$(8,874)	$(5,547)	$(8,874)

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

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Washington Gas Light Company Changes in Accumulated Other Comprehensive Loss by Component
(In thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Beginning Balance	$(4,330)	$(7,606)	$(4,522)	$(7,830)
Change in prior service credit(a)	(273)	(217)	(547)	(434)
Change in actuarial net loss(a)	530	588	1,057	1,176
Current-period other comprehensive income	257	371	510	742
Income tax expense related to other comprehensive income	74	148	135	295
Ending Balance	$(4,147)	$(7,383)	$(4,147)	$(7,383)
(a)These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost. Refer to Note 14-Pension and other post-retirement benefit plans of the Notes to Condensed Consolidated Financial Statements for additional details.

NOTE 16. SUPPLEMENTAL CASH FLOW INFORMATION

The following tables detail the changes in operating assets and liabilities from operating activities, cash payments that have been included in the determination of earnings and non-cash investing and financing activities:

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

WGL Holdings Inc.

For the six months ended March 31,	2018	2017
(In thousands)
CHANGES IN OPERATING ASSETS AND LIABILITIES
Accounts receivable and unbilled revenues—net	$(198,651)	$(210,871)
Gas costs and other regulatory assets/liabilities—net	44,151	8,767
Storage gas	167,785	67,998
Prepaid taxes	(9,537)	6,375
Accounts payable and other accrued liabilities	(40,948)	27,698
Customer deposits and advance payments	(17,939)	(25,986)
Accrued taxes	15,413	5,780
Other current assets	13,436	(11,498)
Other current liabilities	(4,241)	(29,013)
Deferred gas costs—net	7,599	(8,552)
Deferred assets—other	(18,359)	(4,508)
Deferred liabilities—other	11,945	8,930
Pension and other post-retirement benefits	(2,552)	(9,215)
Other—net	2,879	(531)
Changes in operating assets and liabilities	$(29,019)	$(174,626)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid (refunded)—net	$88	$(4,650)
Interest paid	$41,198	$32,429
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Extinguishment of project debt financing	$—	$(29,871)
Capital expenditure accruals included in accounts payable and other accrued liabilities	$36,703	$41,892
Dividends paid in common stock	$—	$1,362
Stock based compensation	$11,251	$6,564
Transfer of investments to fixed assets	$10,054	$3,959
Transfer of notes receivables to investments	$—	$10,031

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Washington Gas

For the six months ended March 31,	2018	2017
(In thousands)
CHANGES IN OPERATING ASSETS AND LIABILITIES
Accounts receivable, unbilled revenues and receivables from associated companies—net	$(180,528)	$(183,096)
Gas costs and other regulatory assets/liabilities—net	44,151	8,767
Storage gas	65,284	51,406
Prepaid taxes	1,763	4,001
Accounts payable and other accrued liabilities, including payables to associated companies	(7,206)	15,863
Customer deposits and advance payments	(16,739)	(21,186)
Accrued taxes	11,997	8,841
Other current assets	(11,163)	(9,175)
Other current liabilities	(366)	24
Deferred gas costs—net	7,599	(8,553)
Deferred assets—other	(22,173)	(4,079)
Deferred liabilities—other	877	8,746
Pension and other post-retirement benefits	(2,703)	(5,975)
Other—net	2,672	1,290
Changes in operating assets and liabilities	$(106,535)	$(133,126)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid (refunded)—net	$(953)	$(6,449)
Interest paid	$28,668	$25,478
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Extinguishment of project debt financing	$—	$(29,871)
Capital expenditure accruals included in accounts payable and other accrued liabilities	$23,949	$28,063

NOTE 17. PLANNED MERGER WITH ALTAGAS LTD.

On January 25, 2017, WGL entered into an agreement and plan of merger (Merger Agreement) to combine with AltaGas in an all cash transaction valued at approximately $6.4 billion. The Merger Agreement provides for the merger of a newly formed indirect wholly-owned subsidiary of AltaGas with and into WGL, with WGL continuing as the surviving corporation in the merger (the Merger) and becoming an indirect wholly-owned subsidiary of AltaGas. Subject to the terms and conditions set forth in the Merger Agreement, at the Effective Time (as defined in the Merger Agreement) of the Merger, WGL shareholders will receive $88.25 in cash, without interest, for each share of WGL common stock issued and outstanding immediately prior to the Effective Time (as defined in the Merger Agreement). The Boards of Directors of each of WGL and AltaGas have unanimously approved the Merger, which is expected to close by the end of the second calendar quarter of 2018.

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

Merger Approval Proceedings

District of Columbia

On April 24, 2017, AltaGas, WGL and Washington Gas ("Applicants") filed an application with the PSC of DC seeking approval of the Merger Agreement. In an order issued on April 25, 2017, the PSC of DC scheduled a procedural conference on May 18, 2017 with the Staff of the PSC of DC and interested parties to consider the factors to be considered in the case to determine whether the Merger is in the public interest, identify factual issues in dispute and consider a procedural schedule for the proceeding. To approve the Merger Agreement, the PSC of DC must find that the Merger taken as a whole is in the public interest. In the April 25, 2017 order, the PSC of DC stated that in making this determination, it has balanced the interests of shareholders and investors with ratepayers and the community; determined that benefits to shareholders must not come at the expense of ratepayers; and found that to be approved, the transaction must produce a direct and tangible benefit to ratepayers. It stated further that in determining whether the public interest requirements are met, the PSC of DC has in past merger cases identified seven factors it has considered in reviewing each transaction, including the effects of the transaction on (i) ratepayers, shareholders, the financial health of the utilities standing alone and as merged, and the economy of the District; (ii) utility management and administrative operations; (iii) public safety and the safety and reliability of services; (iv) risks associated with all of the Applicants' affiliated non-jurisdictional business operations; (v) the PSC of DC's ability to regulate Washington Gas effectively; (vi) competition in the local retail and wholesale markets that impact the District and District ratepayers; and (vii) conservation of natural resources and preservation of environmental quality. The law of the District of Columbia does not impose any time limit on the PSC of DC’s review of the Merger. The District of Columbia Office of the People’s Counsel, the District of Columbia Government and other intervenors filed testimony with the PSC of DC opposing the application on September 29, 2017. The Applicants filed rebuttal testimony on October 27, 2017. Evidentiary hearings took place before the PSC of DC on December 5 through December 15, 2017. An order is expected by the end of the second calendar quarter of 2018.

Maryland

On April 24, 2017, AltaGas, WGL and Washington Gas ("Applicants") filed an application with the PSC of MD seeking approval of the Merger Agreement. On April 26, 2017, the PSC of MD issued an order scheduling a pre-hearing conference on May 30, 2017, to set a procedural schedule for the proceeding, to consider any petition to intervene that have been filed, and to consider any other preliminary matters requested by the parties. Maryland law requires the PSC of MD to approve a merger subject to its review if it finds that the merger agreement is consistent with the public interest, convenience and necessity, including benefits and no harm to consumers. In making this determination, the PSC of MD is required to consider the following criteria: (i) the potential impact of the acquisition on rates and charges paid by customers and on the services and conditions of operation of the public service company; (ii) the potential impact of the acquisition on continuing investment needs for the maintenance of utility services, plant, and related infrastructure; (iii) the proposed capital structure that will result from the acquisition, including allocation of earnings from Washington Gas; (iv) the potential effects on employment; (v) the projected allocation of any savings that are expected between shareholders and rate payers; (vi) issues of reliability, quality of service, and quality of customer service; (vii) the potential impact of the acquisition on community investment; (viii) affiliate and cross-subsidization issues; (ix) the use or pledge of utility assets for the benefit of an affiliate; (x) jurisdictional and choice-of-law issues; (xi) whether it is necessary to revise the PSC of MD's ring-fencing and code of conduct regulations in light of the acquisition; and (xii) any other issues the PSC of MD considers relevant to the assessment of the acquisition in relation to the public interest, convenience, and necessity. The Staff of the PSC of MD, the Maryland Office of People’s Counsel and other intervenors filed testimony opposing the application on August 14, 2017. The Applicants filed rebuttal testimony with the PSC of MD on September 11, 2017. Evidentiary hearings were held before the PSC of MD on October 3, 2017 through October 16, 2017. Initial briefs and reply briefs were filed on November 6, 2017 and November 16, 2017, respectively. The PSC of MD is required to issue an order within 180 days of the date the application was filed, but may extend the date by 45 days for good cause. The PSC of MD issued an order extending the date for review. On December 1, 2017, AltaGas and Washington Gas

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

entered into a settlement agreement with several major parties in the merger application proceedings pending before the PSC of MD. The PSC of MD conducted evidentiary hearings in February 2018 to review the settlement agreement reached in December 2017. Reply briefs were filed by all parties in March 2018 and on April 4, 2018, the PSC of MD issued an Order granting approval of the Merger subject to conditions set forth in the Order. On April 5, 2018, the Applicants accepted the conditions set forth in the Order.

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

On December 21, 2017, Washington Gas filed an application with the SCC of VA for approval of a new service agreement between Washington Gas and AltaGas Services (U.S.) Inc. ("ASUS") for Washington Gas to receive centralized corporate services, and to authorize affiliate transactions for a period of five years. On March 15, 2018, the SCC of VA issued an Order directing Washington Gas to institute certain corrective measures (“Revised Agreement”) to the original Agreement. Washington Gas has 90 days from the effective date of the Order to file with the SCC of VA a signed and executed copy of the approved Revised Agreement.

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

Regulated Utility Operating Segment

The regulated utility operating segment is composed of our core subsidiary, Washington Gas. Washington Gas engages in the delivery and sale of natural gas that is regulated by regulatory commissions in the District of Columbia, Maryland and Virginia. During the second fiscal quarter of 2018 compared to prior year, our utility earnings reflect: (i) higher customer growth; (ii) new base rates in the District of Columbia and Virginia; and (iii) the effects of colder-than-normal weather in the District of Columbia. These favorable variances were offset by: (i) lower unrealized margins associated with our asset optimization program; (ii) higher operation and maintenance expenses primarily related to uncollectible accounts; and (iii) higher depreciation and amortization expense.

Retail Energy-Marketing Operating Segment

We offer competitively priced natural gas, electricity and energy from renewable sources to customers through WGL Energy Services, our non-utility retail energy-marketing subsidiary. During the second fiscal quarter of 2018 compared to prior year, this segment saw higher earnings due to higher realized gas margins due to increased portfolio optimization margins, partially offset by lower realized electric margins due to lower average unit margins and lower sales volume along with higher operating expenses.

Commercial Energy Systems Operating Segment

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Through WGL Energy Systems and WGSW, we offer efficient and sustainable commercial energy solutions focused on owning and operating distributed generation assets such as Solar Photovoltaic (Solar PV) systems and upgrading energy related systems of large government and commercial facilities. During the second fiscal quarter of 2018 compared to prior year, this segment had reduced earnings due to a decline in active projects in our energy efficiency business, lower earnings from our investment distributed generation business, including investments in tax equity partnerships, and higher operating expenses in our commercial distributed generation business.

Midstream Energy Services Operating Segment
WGL Midstream specializes in the investment, management, development and optimization of natural gas storage and transportation midstream infrastructure projects. Lower results for the second fiscal quarter of 2018 compared to prior year primarily include a $34.0 million impairment related to our investment in Constitution and lower mark-to-market valuations associated with long-term transportation strategies. Partially offsetting these unfavorable variances were higher margins from our transportation and storage margins.

Other Activities
Activities and transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our four operating segments, are aggregated as “Other Activities” and are included as part of non-utility operations. Administrative and business development costs associated with WGL and Washington Gas Resources are also included in “Other Activities.” Results for the second fiscal quarter of 2018 compared to prior year reflect lower costs associated with the planned Merger with AltaGas.

Planned Merger with AltaGas
On January 25, 2017, WGL entered into the Merger Agreement to combine with AltaGas in an all cash transaction valued at approximately $6.4 billion. Subject to the conditions set forth in the Merger Agreement, including approval by the PSC of DC, at the Effective Time (as defined in the Merger Agreement) of the Merger, WGL shareholders will receive $88.25 in cash, without interest, for each share of WGL common stock issued and outstanding immediately prior to the Effective Time. The Boards of Directors of each of WGL and AltaGas have unanimously approved the Merger, which is expected to close in the second calendar quarter of 2018.
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
We have identified the following critical accounting policies that require our judgment and estimation, where the resulting estimates may have a material effect on the consolidated financial statements:

•	accounting for unbilled revenue;

•	accounting for regulatory operations — regulatory assets and liabilities;

•	accounting for income taxes;

•	accounting for contingencies;

•	accounting for derivatives;

•	accounting for fair value instruments;

•	accounting for investments;

•	impairment of long-lived assets and equity method investments;

•	principles of consolidation and non-controlling interests and

•	accounting for pension and other post-retirement benefit plans.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

For a description of these critical accounting policies, refer to Management’s Discussion within our combined Annual Report on Form 10-K for WGL and Washington Gas for the fiscal year ended September 30, 2017. There were no new critical accounting policies or changes to our critical accounting policies during the six month period ended March 31, 2018.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

WGL HOLDINGS, INC.
RESULTS OF OPERATIONS—Three Months Ended March 31, 2018 vs. March 31, 2017
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
Summary Results
For the three months ended March 31, 2018, WGL reported net income applicable to common stock of $135.6 million, or $2.63 per share, compared to net income of $123.1 million, or $2.39 per share, reported for the three months ended March 31, 2017. For each of the twelve month periods ended March 31, 2018 and 2017, we earned a return on average common equity of 17.5% and 11.9%, respectively. The income tax expense for the three months ended March 31, 2018 includes a $7.4 million benefit resulting from a revision to our estimate for the re-measurement of accumulated deferred income taxes in connection with the Tax Act. Refer to the "Consolidated Income Taxes" section below for more information.
The following table summarizes our EBIT by operating segment for the three months ended March 31, 2018 and 2017.

Analysis of Consolidated Results
	Three Months Ended March 31,		Increase/
(In millions)	2018	2017	(Decrease)
EBIT:
Regulated utility	151.1	$165.2	$(14.1)
Retail energy-marketing	15.1	9.3	5.8
Commercial energy systems	3.6	8.5	(4.9)
Midstream energy services	7.3	42.0	(34.7)
Other activities	(2.2)	(15.1)	12.9
Intersegment eliminations	(4.1)	(1.5)	(2.6)
Total	$170.8	$208.4	$(37.6)
Interest expense	7.7	14.2	(6.5)
Income tax expense	27.2	70.8	(43.6)
Dividends on Washington Gas preferred stock	0.3	0.3	—
Net income applicable to common stock	$135.6	$123.1	$12.5
EARNINGS PER AVERAGE COMMON SHARE
Basic	$2.64	$2.40	$0.24
Diluted	$2.63	$2.39	$0.24

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Regulated Utility Operating Results
The following table summarizes the regulated utility segment’s financial data for the three months ended March 31, 2018 and 2017.

Regulated Utility Financial Data
	Three Months Ended March 31,		Increase/
(In millions)	2018	2017	(Decrease)
Utility net revenues(1):
Operating revenues	$532.0	$475.0	$57.0
Less: Cost of gas	205.3	143.2	62.1
Revenue taxes	30.7	27.3	3.4
Total utility net revenues	296.0	304.5	(8.5)
Operation and maintenance	89.9	85.6	4.3
Depreciation and amortization	33.9	33.6	0.3
General taxes and other assessments	19.9	18.8	1.1
Other expenses—net	1.2	1.3	(0.1)
EBIT	$151.1	$165.2	$(14.1)
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
The variance in EBIT reflects the following:

•	higher customer growth;

•	new base rates in the District of Columbia and Virginia; and

•	the effects of colder-than-normal weather in the District of Columbia.
Offsetting these favorable variances were:

•	lower unrealized margins associated with our asset optimization program;

•	lower billed and estimated utility rates associated with the pass-through of future tax savings from the Tax Act, however the decrease is offset by lower income tax expense; and

•	higher operation and maintenance expenses primarily related to uncollectible accounts.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Utility Net Revenues. The following table provides the key factors contributing to the changes in the utility net revenues of the regulated utility segment between the three months ended March 31, 2018 and 2017.

Composition of Changes in Utility Net Revenues
(In millions)	Increase/ (Decrease)
Customer growth	$4.0
Estimated effects of weather and consumption patterns	6.9
Impact of rate cases	4.6
Impact of lower tax rates per Tax Act	(18.7)
Asset optimization:
Realized margins	(1.4)
Unrealized mark-to-market valuations	(8.7)
Late fees	3.4
Other	1.4
Total	$(8.5)
Customer growth — Average active customer meters increased for the three months ended March 31, 2018, compared to the same period of the prior fiscal year.
Estimated effects of weather and consumption patterns — Weather, when measured by heating degree days (HDDs), was 0.3% colder and 17.7% warmer than normal for the three months ended March 31, 2018 and 2017, respectively. In the District of Columbia, Washington Gas does not have a weather normalization billing mechanism nor does it hedge to offset the effects of weather. As a result, the colder weather for the three months ended March 31, 2018, resulted in a positive variance to net revenues. In addition, natural gas consumption patterns may also be affected by non-weather related factors such as customer conservation. Refer to the section entitled " Weather Risk" for a discussion of billing mechanisms in Maryland and Virginia, which are designed to eliminate the net revenue effects of variations in customer usage caused by weather and other factors such as conservation.
Impact of rate cases — The increase in revenue reflects new base rates in the District of Columbia, effective March 24, 2017 and in Virginia, effective November 28, 2016 with modification made in November 2017, as a result of the final approval. The increase in Virginia is expected to partially reverse over the course of the year.
Impact of lower tax rates per Tax Act— The decrease in revenue reflects the estimated and actual impact of the Tax Act on rates charged to customers, however the decrease is offset by lower income tax expense.
Asset optimization — We recorded an unrealized gain of $12.3 million associated with our energy-related derivatives for the three months ended March 31, 2018, compared to an unrealized gain of $21.0 million reported for the same period of the prior fiscal year. When these derivatives settle, any unrealized amounts will ultimately reverse and Washington Gas will realize margins in combination with related transactions that these derivatives economically hedge. The change in the valuations is partially due to movements in unobservable inputs used in the valuation of long-dated forward contracts. We believe that these values are not reflective of our ultimate cash flows as these purchases are utilized in the optimization of our long-term natural gas transportation and storage capacity resources, the value of which is not reflected at fair value. Refer to the section entitled “Market Risk—Price Risk Related to the Regulated Utility Segment” for further discussion of our asset optimization program.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Operation and Maintenance Expenses. The following table provides the key factors contributing to the changes in operation and maintenance expenses of the regulated utility segment for the three months ended March 31, 2018 and 2017.

Composition of Changes in Operation and Maintenance Expenses
(In millions)	Increase/ (Decrease)
Employee incentives, direct labor costs and benefits	$0.8
Uncollectible accounts	3.0
Other	0.5
Total	$4.3
Employee incentives, direct labor costs and benefits — The increase in expense is primarily due to increased headcount and overtime work.
Uncollectible Accounts — The increase in expense for the three months ended March 31, 2018 over the same period of the previous fiscal year was primarily due to higher delinquencies in customer accounts receivable balances, resulting from the suspension of dunning activities during the stabilization period of our new billing system.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Retail Energy-Marketing
The following table depicts the retail energy-marketing segment’s financial data along with selected statistical data for the three months ended March 31, 2018 and 2017.

Retail Energy-Marketing Financial and Statistical Data
	Three Months Ended March 31,		Increase/
(In millions)	2018	2017	(Decrease)
Operating Results
Gross margins(1):
Operating revenues	$316.7	$324.9	$(8.2)
Less: Cost of energy	282.9	298.7	(15.8)
Revenue taxes	3.0	2.9	0.1
Total gross margins	30.8	23.3	7.5
Operation expenses	14.5	12.5	2.0
Depreciation and amortization	0.3	0.3	—
General taxes and other assessments	1.0	1.3	(0.3)
Other income (expenses) — net	0.1	0.1	—
EBIT	$15.1	$9.3	$5.8
Analysis of gross margins (In millions)
Natural gas
Realized margins	$29.3	$14.1	$15.2
Unrealized mark-to-market gains (losses)	(2.7)	(3.3)	0.6
Total gross margins—natural gas	$26.6	$10.8	$15.8
Electricity
Realized margins	$6.4	$13.1	$(6.7)
Unrealized mark-to-market gains	(2.2)	(0.6)	(1.6)
Total gross margins—electricity	$4.2	$12.5	$(8.3)
Total gross margins	$30.8	$23.3	$7.5
Other Retail Energy-Marketing Statistics
Natural gas
Therm sales (millions of therms)	247.4	269.1	(21.7)
Number of customers (end of period)	112,500	122,800	(10,300)
Electricity
Electricity sales (millions of kWhs)	2,875.6	3,048.3	(172.7)
Number of accounts (end of period)	106,200	121,200	(15,000)

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

The increase in EBIT reflects: (i) higher realized gas margins due to higher portfolio optimization margins; (ii) lower realized electric margins due to lower average unit margins and lower sales volume; and (iii) higher operating expenses. Period-to-period comparisons of quarterly gross margins for this segment can vary significantly and are not necessarily representative of expected annualized results.
Commercial Energy Systems
The table below represents the financial results of the commercial energy systems segment for the three months ended March 31, 2018 and 2017.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Commercial Energy Systems Segment Financial Information
	Three Months Ended March 31,		Increase/
(In millions)	2018	2017	(Decrease)
Operating revenues	$16.4	$21.0	$(4.6)
Operating expenses:
Cost of sales	3.7	10.3	(6.6)
Operations	7.4	6.1	1.3
Depreciation and amortization	6.5	5.2	1.3
General taxes and other assessments	0.3	0.2	0.1
Operating expenses	$17.9	$21.8	$(3.9)
Equity earnings	—	2.4	(2.4)
Other income	0.7	1.5	(0.8)
Less: Non-controlling interest	(4.4)	(5.4)	1.0
EBIT	$3.6	$8.5	$(4.9)
EBIT by division:
Energy efficiency	$(1.4)	$(0.3)	$(1.1)
Commercial distributed generation	0.1	1.3	(1.2)
Investment distributed generation	4.9	7.5	(2.6)
Total	$3.6	$8.5	$(4.9)
The decrease in EBIT reflects lower earnings due to a decline in active projects in our energy efficiency business, lower earnings from our investment distributed generation business, including investments in tax equity partnerships, and higher operating expenses in our commercial distributed generation business.
Additionally, not reflected in EBIT is the amortization of investment tax credits related to our distributed generation assets which were $1.7 million and $1.8 million for the three months ended March 31, 2018 and 2017, respectively.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Midstream Energy Services
The table below represents the financial results of the midstream energy services segment for the three months ended March 31, 2018 and 2017.

Midstream Energy Services Segment Financial Information
	Three Months Ended March 31,		Increase/
(In millions)	2018	2017	(Decrease)
Operating revenues (a)	$33.3	$38.6	$(5.3)
Operating expenses	(1.4)	1.5	(2.9)
Equity earnings	(27.4)	4.9	(32.3)
EBIT	$7.3	$42.0	$(34.7)
(a) The trading margins of Midstream Energy Services, including unrealized gains and losses on derivative instruments, are netted within operating revenues.

Lower results for the quarter primarily reflect a $34.0 million impairment related to our investment in Constitution, lower mark-to-market valuations associated with long-term transportation strategies, and lower realized margins related to storage inventory and economic hedging transactions. These unfavorable variances were partially offset by higher margins from our transportation strategies.

Although realized margins on our transportation strategies have increased quarter-over-quarter, both periods reflect losses associated with certain gas purchases from Antero beginning in January 2016. The index price used to invoice these purchases had been the subject of an arbitration proceeding: however, in February 2017, the arbitral tribunal ruled in favor of Antero. Losses realized during the three months ended March 31, 2018 and 2017 were $1.2 million and $0.6 million, respectively, associated with this purchase contract. Accumulated losses from the inception of the contract are $29.6 million. In March 2017, we filed suit in state court in Colorado related to the delivery point to which the gas is being delivered by Antero. The state court granted Antero's motion to dismiss the case and the case is currently on appeal.

Separately, Antero has initiated suit against Washington Gas and WGL Midstream claiming that they have failed to purchase specified daily quantities of gas and seeking alleged cover damages exceeding $100 million as of April 4, 2018, which amount continues to accumulate daily according to Antero's complaint. Washington Gas and WGL Midstream oppose both the validity and amount of Antero's claim. WGL believes the probability that Antero could succeed in collecting these penalties is remote and therefore, no accrual was made as of March 31, 2018.

In December 2017, WGL Midstream amended its purchase contract with Antero and, effective February 1, 2018, will no longer be obligated to purchase gas at the delivery point that is the subject of these disputes. Refer to Note 13 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for further discussion of this matter.

Other Non-Utility Activities
Transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our four operating segments, are aggregated as “Other Activities” and included as part of non-utility operations. Our other non-utility activities reflect EBIT of $(2.2) million and $(15.1) million for the three months ended March 31, 2018 and 2017, respectively. This increase in EBIT primarily relates to lower costs associated with the planned Merger with AltaGas.

Intersegment Eliminations
Intersegment eliminations include any mark-to-market valuations associated with trading activities between WGL Midstream and WGL Energy Services, and timing differences between Commercial Energy Systems’ recognition of revenue for the sale of RECs to Retail Energy-Marketing and Retail Energy-Marketing’s recognition of the associated expense. Our intersegment eliminations reflect EBIT of $(4.1) million and $(1.5) million for the three months ended March 31, 2018 and 2017, respectively. This variance primarily relates to the timing differences between Commercial

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Energy Systems’ recognition of revenue for the sale of RECs to Retail Energy-Marketing and Retail Energy-Marketing’s recognition of the associated expense.
For further discussion of our financial performance by operating segment, refer to Note 10 - Operating Segment Reporting of the Notes to Condensed Consolidated Financial Statements.

Consolidated Interest Expense
The following table shows the components of WGL's consolidated interest expense for the three months ended March 31, 2018 and 2017.

Composition of Consolidated Interest Expense
	Three Months Ended March 31,		Increase/
(In millions)	2018	2017	(Decrease)
Interest on long-term debt	$20.0	$13.5	$6.5
Interest on short-term debt	2.7	1.1	1.6
Gain on interest rate swaps	(13.2)	(2.5)	(10.7)
Other net, including allowance for funds used during construction	(1.8)	2.1	(3.9)
Total	$7.7	$14.2	$(6.5)
The decrease in interest expense is due to the gain on interest rate swap settlements partially offset by the issuance of additional long-term debt by both WGL and Washington Gas.

Consolidated Income Taxes
The following table shows WGL's income tax expense and effective income tax rate for the three months ended March 31, 2018 and 2017.

Consolidated Income Taxes
	Three Months Ended March 31,		Increase/
(In millions)	2018	2017	(Decrease)
Income before income taxes	$158.7	$188.7	$(30.0)
Income tax expense	27.2	70.8	(43.6)
Effective income tax rate	17.1%	37.5%	(20.4)%
Income tax (benefit) expense	27.2	70.8	(43.6)
Less Discrete re-measurement impact of Tax Act	(7.4)	—	(7.4)
Income tax expense excluding discrete re-measurement impact	34.6	70.8	(36.2)
Effective income tax rate excluding discrete re-measurement impact	21.8%	37.5%	(15.7)%

The decrease in the effective income tax rate is due to the enactment of the Tax Act resulting in a re-measurement of our accumulated deferred income taxes related to our Non-Utility operations and the expected federal rate for 2018 of 21%.

Refer to Note 7 - Income Taxes of the Notes to Condensed Consolidated Financial Statements for a detailed discussion.

RESULTS OF OPERATIONS—Six Months Ended March 31, 2018 vs. March 31, 2017
Summary Results
For the six months ended March 31, 2018, WGL reported net income applicable to common stock of $273.6 million, or $5.31 per share, compared to net income of $181.0 million, or $3.52 per share, reported for the six months ended March 31, 2017. The income tax expense for the six months ended March 31, 2018 includes a $60.3 million benefit

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

resulting from the re-measurement of accumulated deferred income taxes in connection with the Tax Act. Refer to the "Consolidated Income Taxes" section below for a detailed discussion of the Tax Act.
The following table summarizes our EBIT by operating segment for the six months ended March 31, 2018 and 2017.

Analysis of Consolidated Results
	Six Months Ended March 31,		Increase/
(In millions)	2018	2017	(Decrease)
EBIT:
Regulated utility	$249.4	$267.9	$(18.5)
Retail energy-marketing	18.8	38.4	(19.6)
Commercial energy systems	9.2	13.2	(4.0)
Midstream energy services	29.5	13.5	16.0
Other activities	(6.3)	(16.3)	10.0
Intersegment eliminations	(2.4)	(0.3)	(2.1)
Total	$298.2	$316.4	$(18.2)
Interest expense	27.8	30.5	(2.7)
Income tax (benefit) expense	(3.9)	104.2	(108.1)
Dividends on Washington Gas preferred stock	0.7	0.7	—
Net income applicable to common stock	$273.6	$181.0	$92.6
EARNINGS PER AVERAGE COMMON SHARE
Basic	$5.33	$3.54	$1.79
Diluted	$5.31	$3.52	$1.79

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Regulated Utility Operating Results
The following table summarizes the regulated utility segment’s financial data for the six months ended March 31, 2018 and 2017.

Regulated Utility Financial Data
	Six Months Ended March 31,		Increase/
(In millions)	2018	2017	(Decrease)
Utility net revenues(1):
Operating revenues	$909.5	$809.0	$100.5
Less: Cost of gas	330.0	225.6	104.4
Revenue taxes	54.7	49.5	5.2
Total utility net revenues	524.8	533.9	(9.1)
Operation and maintenance	168.4	166.8	1.6
Depreciation and amortization	68.0	64.1	3.9
General taxes and other assessments	35.9	33.0	2.9
Other expenses—net	3.1	2.1	1.0
EBIT	$249.4	$267.9	$(18.5)
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
The variance in EBIT reflects the following:

•	higher customer growth;

•	new base rates in the District of Columbia and Virginia; and

•	the effects of colder-than-normal weather in the District of Columbia.
Offsetting these favorable variances were:

•	lower unrealized margins associated with our asset optimization program;

•	lower billed and estimated utility rates associated with the pass-through of future tax savings from the Tax Act, however the decrease is offset by lower income tax expense;

•	higher operation and maintenance expenses primarily related to uncollectible accounts; and

•	higher depreciation and amortization expenses associated with the implementation of our new billing system in the second quarter of the prior year as well as growth in our utility plant.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Utility Net Revenues. The following table provides the key factors contributing to the changes in the utility net revenues of the regulated utility segment between the six months ended March 31, 2018 and 2017.

Composition of Changes in Utility Net Revenues
(In millions)	Increase/ (Decrease)
Customer growth	$6.5
Estimated effects of weather and consumption patterns	7.6
Impact of rate cases	16.5
Impact of lower tax rates per Tax Act	(18.7)
Asset optimization:
Realized margins	(3.1)
Unrealized mark-to-market valuations	(25.7)
Late fees	4.6
Other	3.2
Total	$(9.1)
Customer growth — Average active customer meters increased for the six months ended March 31, 2018, compared to the same period of the prior fiscal year.
Estimated effects of weather and consumption patterns — Weather, when measured by heating degree days (HDDs), was 0.9% colder and 14.4% warmer than normal for the six months ended March 31, 2018 and 2017, respectively. In the District of Columbia, Washington Gas does not have a weather normalization billing mechanism nor does it hedge to offset the effects of weather. As a result, the colder weather for the six months ended March 31, 2018, resulted in a positive variance to net revenues.
Impact of rate cases — The increase in revenue reflects new base rates in the District of Columbia, effective March 24, 2017 and in Virginia, effective November 28, 2016 with modification made in November 2017, as a result of the final approval. The increase in Virginia is expected to partially reverse over the course of the year.
Impact of lower tax rates per Tax Act— The decrease in revenue reflects the impact of the Tax Act on rates charged to customers, however the decrease is offset by lower income tax expense.
Asset optimization — We recorded an unrealized gain of $10.8 million associated with our energy-related derivatives for the six months ended March 31, 2018, compared to an unrealized gain of $36.5 million reported for the same period of the prior fiscal year.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Operation and Maintenance Expenses. The following table provides the key factors contributing to the changes in operation and maintenance expenses of the regulated utility segment for the six months ended March 31, 2018 and 2017.

Composition of Changes in Operation and Maintenance Expenses
(In millions)	Increase/ (Decrease)
Employee incentives, direct labor costs and benefits	$(2.2)
System safety and integrity	1.5
Support services	(2.6)
Uncollectible accounts	4.7
Other	0.2
Total	$1.6
Employee incentives, direct labor costs and benefits — The decrease in expense is primarily due to lower pension and post-retirement benefit costs resulting from an increase in the discount rate.
System safety and integrity — The increase in expense for the six months ended March 31, 2018 over the same period of the previous fiscal year reflects increased safety and reliability activities.
Support services — The decrease in expense for the six months ended March 31, 2018 over the same period of the previous fiscal year was due to lower information technology project costs.
Uncollectible Accounts — The increase in expense for the six months ended March 31, 2018 over the same period of the previous fiscal year was primarily due to higher delinquencies in customer accounts receivable balances, resulting from the suspension of dunning activities during the stabilization period of our new billing system.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Retail Energy-Marketing
The following table depicts the retail energy-marketing segment’s financial data along with selected statistical data for the six months ended March 31, 2018 and 2017.

Retail Energy-Marketing Financial and Statistical Data
	Six Months Ended March 31,		Increase/
(In millions)	2018	2017	(Decrease)
Operating Results
Gross margins(1):
Operating revenues	$565.4	$623.6	$(58.2)
Less: Cost of energy	511.0	552.9	(41.9)
Revenue taxes	6.1	5.6	0.5
Total gross margins	48.3	65.1	(16.8)
Operation expenses	26.5	23.6	2.9
Depreciation and amortization	0.6	0.6	—
General taxes and other assessments	2.6	2.5	0.1
Other income (expenses) — net	0.2	—	0.2
EBIT	$18.8	$38.4	$(19.6)
Analysis of gross margins (In millions)
Natural gas
Realized margins	$38.0	$21.7	$16.3
Unrealized mark-to-market gains (losses)	(5.7)	10.9	(16.6)
Total gross margins—natural gas	$32.3	$32.6	$(0.3)
Electricity
Realized margins	$18.0	$28.0	$(10.0)
Unrealized mark-to-market gains (losses)	(2.0)	4.5	(6.5)
Total gross margins—electricity	$16.0	$32.5	$(16.5)
Total gross margins	$48.3	$65.1	$(16.8)
Other Retail Energy-Marketing Statistics
Natural gas
Therm sales (millions of therms)	446.3	489.6	(43.3)
Number of customers (end of period)	112,500	122,800	(10,300)
Electricity
Electricity sales (millions of kWhs)	5,677.0	6,151.5	(474.5)
Number of accounts (end of period)	106,200	121,200	(15,000)

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

The decrease in EBIT reflects: (i) unrealized commodity margin losses in the current year compared to gains in the prior year; (ii) lower realized electric margins due to lower average unit margins and lower sales volume; (iii) higher operating expenses; and (iv) higher realized gas margins due to higher portfolio optimization margins.
Commercial Energy Systems
The table below represents the financial results of the commercial energy systems segment for the six months ended March 31, 2018 and 2017.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Commercial Energy Systems Segment Financial Information
	Six Months Ended March 31,		Increase/
(In millions)	2018	2017	(Decrease)
Operating revenues	$36.5	$35.8	$0.7
Operating expenses:
Cost of sales	11.7	16.3	(4.6)
Operations	13.8	11.9	1.9
Depreciation and amortization	13.1	9.6	3.5
General taxes and other assessments	0.4	0.3	0.1
Operating expenses	$39.0	$38.1	$0.9
Equity earnings	—	4.8	(4.8)
Other income	1.6	2.7	(1.1)
Less: Non-controlling interest	(10.1)	(8.0)	(2.1)
EBIT	$9.2	$13.2	$(4.0)
EBIT by division:
Energy efficiency	$(1.9)	$(0.9)	$(1.0)
Commercial distributed generation	(0.4)	2.6	(3.0)
Investment distributed generation	11.5	11.5	—
Total	$9.2	$13.2	$(4.0)
The decrease in EBIT reflects lower earnings due to a decline in active projects in our energy efficiency business and higher operating expenses in our commercial distributed generation business.
Additionally, not reflected in EBIT is the amortization of investment tax credits related to our distributed generation assets which were $3.3 million and $3.2 million for the six months ended March 31, 2018 and 2017, respectively.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Midstream Energy Services
The table below represents the financial results of the midstream energy services segment for the six months ended March 31, 2018 and 2017.

Midstream Energy Services Segment Financial Information
	Six Months Ended March 31,		Increase/
(In millions)	2018	2017	(Decrease)
Operating revenues (a)	$51.0	$13.6	$37.4
Operating expenses	—	2.9	(2.9)
Equity earnings	(21.5)	2.8	(24.3)
EBIT	$29.5	$13.5	$16.0
(a) The trading margins of Midstream Energy Services, including unrealized gains and losses on derivative instruments, are netted within operating revenues.

Improved results for the six months ended March 31, 2018 over the same period of the prior fiscal year primarily reflect higher margins on both our transportation and storage strategies, partially offset by lower mark-to-market valuations associated with long-term transportation strategies and a $34.0 million impairment related to our investment in Constitution.

Other Non-Utility Activities
Transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our four operating segments, are aggregated as “Other Activities” and included as part of non-utility operations. Our other non-utility activities reflect EBIT of $(6.4) million and $(16.3) million for the six months ended March 31, 2018 and 2017, respectively. The increase in EBIT primarily relates to lower costs associated with the planned Merger with AltaGas.

Intersegment Eliminations
Intersegment eliminations include any mark-to-market valuations associated with trading activities between WGL Midstream and WGL Energy Services, and timing differences between Commercial Energy Systems’ recognition of revenue for the sale of REC's to Retail Energy-Marketing and Retail Energy-Marketing’s recognition of the associated expense. Our intersegment eliminations reflect EBIT of $(2.4) million and $(0.4) million for the six months ended March 31, 2018 and 2017, respectively. This variance primarily relates to timing differences between Commercial Energy Systems’ recognition of revenue for the sale of RECs to Retail Energy-Marketing and Retail Energy-Marketing’s recognition of the associated expense.
For further discussion of our financial performance by operating segment, refer to Note 10 - Operating Segment Reporting of the Notes to Condensed Consolidated Financial Statements.

Consolidated Interest Expense
The following table shows the components of WGL's consolidated interest expense for the six months ended March 31, 2018 and 2017.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Composition of Consolidated Interest Expense
	Six Months Ended March 31,		Increase/
(In millions)	2018	2017	(Decrease)
Interest on long-term debt	$39.0	$29.3	$9.7
Interest on short-term debt	4.5	2.2	2.3
Gain on interest rate swaps	(12.8)	(2.5)	(10.3)
Other net, including allowance for funds used during construction	(2.9)	1.5	(4.4)
Total	$27.8	$30.5	$(2.7)
The decrease in interest expense is due to the gain on interest rate swap settlements partially offset by the issuance of additional long-term debt by both WGL and Washington Gas.

Consolidated Income Taxes
The following table shows WGL's income tax expense and effective income tax rate for the six months ended March 31, 2018 and 2017.

Consolidated Income Taxes
	Six Months Ended March 31,		Increase/
(In millions)	2018	2017	(Decrease)
Income before income taxes	260.2	278.0	$(17.8)
Income tax (benefit) expense	(3.9)	104.2	(108.1)
Effective income tax rate	(1.5)%	37.5%	(39.0)%
Income tax (benefit) expense	(3.9)	104.2	(108.1)
Less Discrete re-measurement impact of Tax Act	(60.3)	—	(60.3)
Income tax expense excluding discrete re-measurement impact	56.4	104.2	(47.8)
Effective income tax rate excluding discrete re-measurement impact	21.7%	37.5%	(15.8)%

The decrease in the effective income tax rate is due to the enactment of the Tax Act resulting in a re-measurement of our accumulated deferred income taxes related to our Non-Utility operations and the expected federal rate for 2018 of 21%.

Refer to Note 7 - Income Taxes of the Notes to Condensed Consolidated Financial Statements for a detailed discussion.
LIQUIDITY AND CAPITAL RESOURCES
General Factors Affecting Liquidity
Access to short-term debt markets is necessary for funding our short-term liquidity requirements, the most significant of which include buying natural gas, electricity and pipeline capacity, and financing both accounts receivable and storage gas inventory. We have accessed long-term capital markets primarily to fund both capital expenditures and investment activities and to retire long-term debt.
During the six months ended March 31, 2018, WGL met its liquidity and capital needs through cash on hand, retained earnings and the issuance of commercial paper and long-term debt. Washington Gas met its liquidity and capital needs through cash on hand, including the proceeds of long-term debt issued in the fourth calendar quarter of 2017, retained earnings, equity infusion from WGL, and reduced cash outflows resulting from deferred income taxes and the issuance of commercial paper.
Our ability to access capital markets depends on our credit ratings, general market liquidity, and investor demand for our securities. The Merger Agreement has placed certain restrictions on WGL’s ability to access the capital markets. Please see Note 17 — Planned Merger with AltaGas Ltd. of the Notes to Condensed Consolidated Financial Statements for a discussion of the proposed Merger. Our credit ratings depend largely on the financial performance of our subsidiaries, and a ratings downgrade could both increase our borrowing costs and trigger the need for us to post additional collateral with our wholesale

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

counterparties or other creditors. In support of our credit ratings, we have a goal to maintain our long-term average common equity ratio in the 50% range of total consolidated capital over the long term. As of March 31, 2018, total consolidated capitalization, including current maturities of long-term debt and notes payable and project financing, comprised 41.4% common equity, 0.2% non-controlling interest, 0.7% preferred stock and 57.7% long- and short-term debt. This ratio varies during the fiscal year primarily due to the seasonal nature of Washington Gas' business. This seasonality also affects our short-term debt balances, which are typically higher in the fall and winter months and substantially lower in the spring when a significant portion of Washington Gas' current assets are converted into cash at the end of the heating season. Our cash flow requirements and our ability to provide satisfactory resources to meet those requirements are primarily influenced by the activities of all of WGL’s operating segments.
Our plans provide for sufficient liquidity to satisfy our financial obligations. At March 31, 2018, we had no significant restrictions on our cash balances or retained earnings that would affect the payment of common or preferred stock dividends by either WGL or Washington Gas.
Short-Term Cash Requirements and Related Financing
Washington Gas has seasonal short-term cash requirements to fund the purchase of storage gas inventory in advance of the winter heating season. At March 31, 2018 and September 30, 2017, Washington Gas had balances in gas storage of $27.5 million and $92.8 million, respectively. Washington Gas collects the cost of gas under cost recovery mechanisms approved by its regulators. Additionally, Washington Gas may be required to post cash collateral for certain purchases.
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
Variations in the timing of collections under Washington Gas’ gas cost recovery mechanisms can significantly affect its short-term cash requirements. At March 31, 2018 and September 30, 2017, Washington Gas had $0.2 million and $2.0 million in net over-collections, respectively, of gas costs reflected in current liabilities as gas costs due to customers. Amounts under-collected or over-collected that are generated during the current gas cost recovery cycle are deferred as a regulatory asset or liability on the balance sheet until September 1 of each year, at which time the accumulated amount is transferred to gas costs due from/to customers as appropriate. At March 31, 2018 and September 30, 2017, Washington Gas had a net regulatory liability of $2.0 million and a net regulatory asset of $5.6 million, respectively, related to the current gas recovery cycle.
WGL Energy Services and WGL Midstream have seasonal short-term cash requirements to fund the purchase of storage gas inventory in advance of the winter heating season. At March 31, 2018 and September 30, 2017, WGL Energy Services had balances in gas storage of $3.3 million and $33.1 million, respectively. WGL Energy Services collects revenues that are designed to reimburse commodity costs used to supply its retail customer contracts and wholesale counterparty contracts. At March 31, 2018 and September 30, 2017, WGL Midstream had balances in gas storage of $45.4 million and $118.2 million, respectively. As market opportunities arise, WGL Midstream may physically sell the inventory on the wholesale natural gas market, or economically hedge the inventory with financial derivative contracts. WGL Energy Services and WGL Midstream derive funding to finance these activities from short-term debt issued by WGL, which is made available through the money pool as discussed below. Additionally, WGL Energy Services and WGL Midstream may be required to post cash collateral for certain transactions. WGL Energy Services and WGL Midstream may be required to provide parent guarantees from WGL for certain transactions.
In addition to storage gas, WGL Midstream also has cash requirements to fund the capital requirements of its various infrastructure investments. At March 31, 2018 and September 30, 2017, WGL Midstream had investments of $584.6 million and $384.6 million related to these investments, respectively. WGL Midstream initially funds capital calls related to these investments from short-term debt issued by WGL.
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
WGL and Washington Gas each have credit facilities. The credit facility for WGL permits it to borrow up to $650.0 million. The credit facility for Washington Gas permits it to borrow up to $350.0 million, and further permits, with the banks’ approval,

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

additional borrowings of $100.0 million for a maximum potential total of $450.0 million. The interest rate on loans made under each of the credit facilities is a fluctuating rate per annum that is set using certain parameters at the time each loan is made. WGL and Washington Gas incur credit facility fees, which in some cases are based on the long-term debt ratings of WGL and Washington Gas. In the event that the long-term debt ratings are downgraded below certain levels, WGL and Washington Gas would be required to pay higher fees. There are five different levels of fees. For WGL, under the terms of the credit facilities, the lowest level facility fee is 0.075% and the highest is 0.225%. For Washington Gas, under the terms of the credit facilities, the lowest level facility fee is 0.06% and the highest is 0.175%. The facilities have a maturity date of December 19, 2019, and the credit agreements each provide WGL or Washington Gas with the right, as applicable, to request two additional one-year extensions, with the lenders’ approval. Bank credit balances available to WGL and Washington Gas, net of commercial paper balances, were $316.0 million and $315.0 million, respectively, at March 31, 2018 and $268.0 million and $227.0 million, respectively, at September 30, 2017.
To manage credit risk, Washington Gas may require certain customers and suppliers to provide deposits, including collateral from wholesale counterparties, which are reported as current liabilities in “Customer deposits and advance payments,” in the accompanying balance sheets. At March 31, 2018 and September 30, 2017, “Customer deposits and advance payments” totaled $47.5 million and $64.2 million, respectively. For Washington Gas, deposits from customers may be refunded at various times throughout the year based on customer payment habits. At the same time, other customers make new deposits that cause the balance of customer deposits to remain relatively steady. There are no restrictions on Washington Gas’ use of these customer deposits. Washington Gas pays interest to its customers on these deposits in accordance with the requirements of its regulatory commissions.
For WGL Energy Services and WGL Midstream, deposits typically represent collateral for transactions with wholesale counterparties. These deposits may be reduced, repaid or increased at any time based on the current value of WGL Energy Services’ or WGL Midstream’s net position with the counterparty. At March 31, 2018 and September 30, 2017, “Customer deposits and advance payments” totaled $0.4 million and $1.6 million, respectively, for WGL Midstream. There were no such deposits for WGL Energy Services at March 31, 2018 and September 30, 2017. Currently, there are no restrictions on the use of deposited funds and interest is paid to the counterparty on these deposits in accordance with our contractual obligations. Refer to the section entitled "Credit Risk" for further discussion of our management of credit risk.
Project Financing
Washington Gas previously obtained third-party project financing on behalf of the federal government to provide funds during the construction of certain energy management services projects entered into under Washington Gas' area-wide contract. In connection with work completed under the area-wide contract, the construction work is performed by WGL Energy Systems on behalf of Washington Gas and an inter-company payable is recorded for work provided by WGL Energy Systems. As work is performed, Washington Gas establishes a receivable representing the government's obligation to remit principal and interest. The payable and receivable are equal to each other at the end of the construction period, but there may be timing differences in the recognition of the project related payable and receivable during the construction period. When these projects are formally “accepted” by the government and deemed complete, Washington Gas assigns the ownership of the receivable to the third-party lender in satisfaction of the obligation and removes both the receivable and the obligation related to the financing from its financial statements. In March 2016, the SCC of VA denied Washington Gas' further participation in the third party financing arrangement but allowed existing debt arrangements to remain intact until the related obligations were satisfied. At March 31, 2018, there were two contracts remaining totaling $43.8 million on the Washington Gas balance sheet as a short-term obligation to third party lenders in "Notes payable and project financing". Additionally, at March 31, 2018, there was one contract that has not been novated.
In December 2016, WGL Energy Systems entered into an agreement to obtain third-party financing and receive funds directly from the third-party lender during the construction period associated with the related energy management service projects. As a result, Washington Gas will no longer be liable under future third-party financing arrangements, for projects entered into under the area-wide contract. The general terms of the financing agreement are the same as the prior financing arrangements between Washington Gas and the third-party lender mentioned above. Washington Gas will continue to record a receivable representing the government’s obligation, and will record an inter-company payable to WGL Energy Systems for the construction work performed for the same amount. At March 31, 2018, there were two contracts remaining totaling $12.0 million on the WGL Energy Systems balance sheet as a short-term obligation to third party lenders in "Notes payable and project financing".
As of March 31, 2018, WGL and Washington Gas recorded $98.8 million and $88.9 million, respectively, in "Unbilled revenues" on the balance sheet, and $55.8 million and $43.8 million, respectively, in a corresponding short-term obligation to

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

third-party lenders in "Notes payable and project financing", for energy management services projects that were not complete. The variance between Washington Gas’ recorded unbilled revenues and corresponding short-term obligation to third-party lenders is due to the one contract that has not been novated. As of September 30, 2017, WGL and Washington Gas recorded $85.6 million and $78.2 million in "Unbilled revenues" on the balance sheet and $54.8 million and $43.8 million, respectively, in a corresponding short-term obligation to third-party lenders in "Notes payable and project financing" for energy management services projects that were not complete. Because these projects are financed for government agencies that have minimal credit risk, and with which we have previous collection experience, neither WGL nor Washington Gas recorded a corresponding reserve for bad debts related to these receivables at March 31, 2018 or September 30, 2017.
Long-Term Cash Requirements and Related Financing
The primary drivers of our long-term cash requirements include capital expenditures, non-utility investments and long-term debt maturities. For the regulated utility segment, our capital expenditures primarily relate to adding new utility customers and system supply as well as maintaining the safety and reliability of Washington Gas’ distribution system. For our non-utility segments, our long-term cash requirements primarily depend on the level of investments and capital expenditures. For WGL Midstream, our investments primarily relate to providing capital for construction of the infrastructure investments. For WGL Energy Systems and WGSW, our investments primarily relate to providing capital for construction of distributed generation and commercial solar projects. The investments are mainly tax equity partnerships that create funding for the tax benefits associated with the projects. For more information, see Note 11— Other investments of the Notes to Condensed Consolidated Financial Statements. In addition, on March 28, 2018, WGL Energy Systems entered into a new tax equity financing arrangement under which it could sell and lease back up to $75 million of commercial solar asset projects that it may develop and place into service. WGL Energy Systems would have 18 months to sell the commercial solar asset projects under the arrangement and then it would lease each project back over a period of up to 25 years. The facility would be collateralized by the leased projects.
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
Ratings Triggers and Certain Debt Covenants
WGL and Washington Gas pay credit facility fees, which in some cases are based on the long-term debt ratings of Washington Gas. Under the terms of WGL’s and Washington Gas' revolving credit agreements, term loan facility and private placement notes, the ratio of consolidated financial indebtedness to consolidated total capitalization cannot exceed 0.65 to 1.0 (65.0%). As of March 31, 2018, WGL's and Washington Gas' ratios of consolidated financial indebtedness to consolidated total

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

capitalization were 58% and 46%, respectively. In addition, WGL and Washington Gas are required to inform lenders of changes in corporate existence, financial conditions, litigation and environmental warranties that might have a material effect on debt ratings. The failure to inform the lenders’ agent of material changes in these areas might constitute default under the agreements. Additionally, failure to pay principal or interest on any other indebtedness may be deemed a default under our credit agreements. A default, if not remedied, may lead to a suspension of further loans and/or acceleration in which obligations become immediately due and payable. At March 31, 2018, we were in compliance with all of the covenants under our revolving credit facilities.
For certain of Washington Gas’ natural gas purchase and pipeline capacity agreements, if the long-term debt of Washington Gas is downgraded below the lower of a BBB- rating by Standard & Poor’s or a Baa3 rating by Moody’s Investors Service, or if Washington Gas is deemed by a counterparty not to be creditworthy, then the counterparty may withhold service or deliveries, or may require additional credit support. For certain other agreements, if the counterparty’s credit exposure to Washington Gas exceeds a contractually defined threshold amount, or if Washington Gas’ credit rating declines by a certain rating level, then the counterparty may require additional credit support. At March 31, 2018, Washington Gas would not be required to provide additional credit support for these arrangements if its long-term credit rating was to be downgraded by one rating level.
WGL guarantees payments for certain purchases of natural gas and electricity on behalf of WGL Energy Services and WGL Midstream (refer to “Contractual Obligations, Off-Balance Sheet Arrangements and Other Commercial Commitments” for further discussion of these guarantees). If the credit rating of WGL declines, WGL Energy Services and WGL Midstream may be required to provide additional credit support and credit enhancements for these purchase contracts. At March 31, 2018, WGL Energy Services would not be required to provide additional credit support for these arrangements if WGL's credit ratings were to decline by one rating level. At March 31, 2018, WGL Midstream would not be required to provide additional credit support for these arrangements if WGL's credit ratings were to decline by one rating level.

Historical Cash Flows
The following table summarizes WGL’s net cash provided by (used in) operating, investing and financing activities for the six months ended March 31, 2018 and 2017:

	Six Months Ended March 31,
(In millions)	2018	2017	Variance
Cash provided by (used in):
Operating activities	$364.4	$94.9	$269.5
Financing activities	$112.4	$250.4	$(138.0)
Investing activities	$(439.0)	$(343.4)	$(95.6)
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
Net income is the result of cash and non-cash (or accrual) transactions. Only cash transactions affect WGL’s cash flows from operating activities. Principal non-cash charges include depreciation, accrued or deferred pension and other post-

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

retirement benefit costs and deferred income tax expense. Non-cash charges or credits may also be accrued under the revenue decoupling and cost reconciliation mechanisms in the utilities' rate plans.
Net cash flows provided by operating activities for the six months ended March 31, 2018 was $364.4 million compared to net cash flows provided by operating activities of $94.9 million for the six months ended March 31, 2017. The increase in cash flows provided by operating activities primarily reflects higher margins for both storage and transportation strategies at WGL Midstream and increases in customer rates, and higher cash collections due to colder weather at Washington Gas.
Cash Flows Provided by Financing Activities
Cash flows provided by financing activities totaled $112.4 million for the six months ended March 31, 2018, compared to cash flows provided by financing activities of $250.4 million for the same period of the prior year. This decrease in cash flows primarily reflects a reduction in the issuance of new debt and additional tax withholdings on stock based compensation.
Cash Flows Used in Investing Activities
During the six months ended March 31, 2018, cash flows used in investing activities totaled $439.0 million compared to $343.4 million used in the six months ended March 31, 2017. This increase in cash used is primarily due to increased investments in non-utility interests, partially offset by a decrease in expenditures for Washington Gas’ accelerated pipe replacement programs.
Pipeline Investments
Constitution
WGL Midstream owns a 10% interest in Constitution. The Constitution Pipeline is proposed to transport natural gas from the Marcellus region in northern Pennsylvania to major northeastern markets. Constitution is accounted for under the equity method of accounting; any profits and losses are included in “Equity in earnings of unconsolidated affiliates” in the accompanying Condensed Consolidated Statements of Income and are added to or subtracted from the carrying amount of WGL’s investment balance. The equity method is considered appropriate because Constitution is an LLC with specific ownership accounts and ownership between five and fifty percent resulting in WGL Midstream maintaining a more than minor influence over the partnership operating and financing policies.
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
In October 2017, Constitution filed a petition for declaratory order requesting FERC to find that, by operation of law, the Section 401 certification requirement for the New York State portion of Constitution’s pipeline project was waived due to the failure by the NYSDEC to act on Constitution’s Section 401 application within a reasonable period of time as required by the express terms of such statute. The petition was consistent with a recent decision by the District of Columbia Circuit Court in another proceeding, in which the court clarified that an applicant facing similar circumstances should present evidence of waiver to the FERC. On January 11, 2018, the FERC denied the petition, finding that Section 401 provides that a state waives certification only when it does not act on an application within one year from the date of the application. On February 12, 2018, Constitution filed a request rehearing of the FERC’s denial. The FERC had not yet ruled on Constitution’s request. On January 16, 2018, Constitution petitioned the U.S. Supreme Court to review the judgment of the U.S. Court of Appeals for the Second Circuit, asserting that the Second Circuit’s decision conflicts with the decisions of the U.S. Supreme Court and federal Courts of Appeals on an important question of federal law. On April 30, 2018, the U.S. Supreme Court denied Constitution’s petition for writ of certiorari. The project’s sponsors remain committed to the project.
We have evaluated our investment in Constitution for other than temporary impairment as of March 31, 2018. Our impairment assessment used income and market approaches in determining the fair value of our investment in Constitution. Refer to Note 9 - Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements for further discussion of this matter. In light of the recent actions taken by the courts and regulators to uphold NYSDEC’s denial of certification and

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

our estimation of the likelihood of an unfavorable outcome associated with the remaining legal and regulatory challenges, we recorded an other than temporary impairment of $34.0 million to “Equity in earnings of unconsolidated affiliates”, as well as a reversal to “Operation and maintenance” expense of a previously recognized expense of $3.0 million. There could also be additional losses beyond this impairment. However, we believe that recoveries from the sale of the inventories held by Constitution will mostly offset these expenditures. We also continue to incur legal fees associated with the project. At March 31, 2018, and September 30, 2017, WGL Midstream held a $4.0 million and $38.1 million equity method investment in Constitution, respectively.
Refer to Note 11 - Other Investments of the Notes to Condensed Consolidated Financial Statements for further discussion of this matter.
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
Central Penn will be an integral part of Transco’s “Atlantic Sunrise” project and will be fully integrated into Transco's system. WGL Midstream will invest an estimated $434 million for its interest in Meade, and Meade will invest an estimated $789 million in Central Penn for an approximate 39% interest in Central Penn. Transco will hold the remaining ownership interests in Central Penn. Central Penn currently has a projected in-service date of mid-2018. On February 3, 2017, the FERC issued an order granting Transco's certificate of public convenience and necessity, subject to certain conditions.  On February 6, 2017, Transco accepted the certificate of public convenience and necessity. On September 15, 2017, FERC issued the Notice to Proceed and thereafter, construction on Central Penn has begun. WGL Midstream held a $337.1 million and $146.7 million equity method investment in Meade at March 31, 2018 and September 30, 2017, respectively.
Mountain Valley Pipeline
WGL Midstream acquired a 10% equity interest in Mountain Valley Pipeline, LLC (Mountain Valley). The proposed pipeline to be developed, constructed, owned and operated by Mountain Valley, will transport approximately 2.0 million dekatherms of natural gas per day and connects with EQT Corporation's Equitrans system in Wetzel County, West Virginia to Transco's Station 165 in Pittsylvania County, Virginia. The pipeline is scheduled to be in service by December 2018.
WGL Midstream expects to invest in scheduled capital contributions through the in-service date of the pipeline, its pro rata share (based on its 10% equity interest) of project costs, an estimated aggregate amount of approximately $350.0 million. In addition, WGL Midstream entered into a gas purchase commitment to buy 500,000 dekatherms of natural gas per day, at index-based prices, for a 20 year term, and will also be a shipper on the proposed pipeline. WGL Midstream held a $104.3 million and $63.0 million equity method investment in Mountain Valley at March 31, 2018 and September 30, 2017, respectively.
In April 2018, WGL Midstream entered into a separate agreement with Mountain Valley to acquire a 5% equity interest in a project to build a lateral interstate natural gas pipeline connecting to the mainline.
Stonewall System
WGL Midstream owns a 30% equity interest in an entity that owns and operates certain assets known as the Stonewall System. The Stonewall System has the capacity to gather up to 1.4 billion cubic feet of natural gas per day from the Marcellus production region in West Virginia, and connects with an interstate pipeline system that serves markets in the mid-Atlantic region. WGL Midstream held a $139.3 million and $136.7 million equity method investment in the Stonewall System at March 31, 2018 and September 30, 2017, respectively.

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
Reference is made to the " Contractual Obligations, Off-Balance Sheet Arrangements and Other Commercial Commitments" section of Management's Discussion in our 2017 Form 10-K. Note 5 to the Condensed Consolidated Financial Statements in our 2017 Form 10-K includes a discussion of long-term debt, including debt maturities. Note 13 to the Condensed Consolidated Financial Statements in our 2017 Form 10-K reflects information about the various contracts of Washington Gas, WGL Energy Services and WGL Midstream.

There were no significant changes to contractual obligations during the three and six months ended March 31, 2018. Refer to Note 17 — Planned Merger with AltaGas Ltd. of the Notes to Condensed Consolidated Financial Statements for information regarding the Merger Agreement.

Financial Guarantees
WGL has guaranteed payments primarily for certain commitments on behalf of some of its subsidiaries. WGL has also guaranteed payments for certain of our external partners. At March 31, 2018, the maximum potential amount of future payments under the guarantees for external parties totaled $0.6 million.
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
Washington Gas, WGL Energy Services and WGL Midstream are also subject to the collateral requirements of their counterparties. At March 31, 2018, Washington Gas, WGL Energy Services and WGL Midstream provided $12.4 million, $42.5 million and $14.3 million in cash collateral to counterparties, respectively.
The following table provides information on our credit exposure, net of collateral, to wholesale counterparties as of March 31, 2018 for Washington Gas, WGL Energy Services and WGL Midstream, separately.

Credit Exposure to Wholesale Counterparties (In millions)
Rating(a)	Exposure Before Credit Collateral(b)	Offsetting Credit Collateral Held(c)	Net Exposure	Number of Counterparties Greater Than 10%(d)	Net Exposure of Counterparties Greater Than 10%
Washington Gas
Investment Grade	$36.6	$—	$36.6	1	$15.5
Non-Investment Grade	—	—	—	—	—
No External Ratings	9.5	2.0	7.5	1	4.7
WGL Energy Services
Investment Grade	$0.6	$—	$0.6	2	$0.1
Non-Investment Grade	—	—	—	—	—
No External Ratings	0.7	—	0.7	1	0.6
WGL Midstream
Investment Grade	$45.3	$1.6	$43.7	1	$15.3
Non-Investment Grade	—	—	—	—	—
No External Ratings	10.8	2.7	8.1	—	—
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
At March 31, 2018, WGSW was indirectly subject to retail credit risk associated with non-payment by customers who lease distributed energy equipment or maintain energy service agreements through affiliates. This credit risk was mitigated through minimum credit quality criteria established in each of WGSW’s agreements for customer agreements. These criteria were satisfied to enable WGSW to participate in the project financing arrangement or partnership interest. Refer to Note 11, Other Investments of the Notes to Condensed Consolidated Financial Statements for a further discussion of these investments.
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
The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Regulated Utility segment’s energy-related derivatives during the six months ended March 31, 2018.

Regulated Utility Segment Changes in Fair Value of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2017	$(121.3)
Net fair value of contracts entered into during the period	7.5
Other changes in net fair value	(9.4)
Realized net settlement of derivatives	28.7
Net assets (liabilities) at March 31, 2018	$(94.5)

Regulated Utility Segment Roll Forward of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2017	$(121.3)
Recorded to income	0.4
Recorded to regulatory assets/liabilities	(2.3)
Realized net settlement of derivatives	28.7
Net assets (liabilities) at March 31, 2018	$(94.5)
The maturity dates of our net assets (liabilities) associated with the regulated utility segment’s energy-related derivatives recorded at fair value at March 31, 2018, is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Regulated Utility Segment Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

(In millions)	Remainder of 2018	2019	2020	2021	2022	Thereafter	Total
Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	0.2	(2.5)	(1.3)	(1.1)	(1.1)	0.3	(5.5)
Level 3 — Significant unobservable inputs	(2.1)	(9.2)	(7.4)	(7.3)	(7.1)	(55.9)	(89.0)
Total net assets (liabilities) associated with our energy-related derivatives	$(1.9)	$(11.7)	$(8.7)	$(8.4)	$(8.2)	$(55.6)	$(94.5)
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
The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Retail Energy-Marketing segment’s energy-related derivatives during the six months ended March 31, 2018:

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Retail Energy-Marketing Segment Changes in Fair Value of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2017	$(11.8)
Net fair value of contracts entered into during the period	(0.8)
Other changes in net fair value	(8.1)
Realized net settlement of derivatives	0.9
Net assets (liabilities) at March 31, 2018	$(19.8)

Retail Energy-Marketing Segment Roll Forward of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2017	$(11.8)
Recorded to income	(8.5)
Recorded to accounts payable	(0.4)
Realized net settlement of derivatives	0.9
Net assets (liabilities) at March 31, 2018	$(19.8)
The maturity dates of our net assets (liabilities) associated with the retail energy-marketing segments’ energy-related derivatives recorded at fair value at March 31, 2018 is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Retail Energy-Marketing Segment Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

(In millions)	Remainder of 2018	2019	2020	2021	2022	Thereafter	Total
Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	(2.5)	(2.1)	(0.8)	—	—	—	(5.4)
Level 3 — Significant unobservable inputs	(3.2)	(6.9)	(3.1)	(1.2)	—	—	(14.4)
Total net assets (liabilities) associated with our energy-related derivatives	$(5.7)	$(9.0)	$(3.9)	$(1.2)	$—	$—	$(19.8)
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
The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Midstream Energy Services segments’ energy-related derivatives during the six months ended March 31, 2018:

Midstream Energy Services Segment Changes in Fair Value of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2017	$11.2
Net fair value of contracts entered into during the period	(4.7)
Other changes in net fair value	11.0
Realized net settlement of derivatives	(5.7)
Net assets (liabilities) at March 31, 2018	$11.8

Midstream Energy Services Segment Roll Forward of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2017	$11.2
Recorded to income	6.3
Realized net settlement of derivatives	(5.7)
Net assets (liabilities) at March 31, 2018	$11.8

The maturity dates of our net assets (liabilities) associated with the Midstream Energy Services segments’ energy-related derivatives recorded at fair value at March 31, 2018 is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Midstream Energy Services Segment Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

(In millions)	Remainder of 2018	2019	2020	2021	2022	Thereafter	Total
Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	2.0	1.7	—			—	3.7
Level 3 — Significant unobservable inputs	(1.0)	1.8	1.4	0.6	0.6	4.7	8.1
Total net assets associated with our energy-related derivatives	$1.0	$3.5	$1.4	$0.6	$0.6	$4.7	$11.8
Refer to Note 8, Derivative and Weather-Related Instruments and Note 9, Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements for a further discussion of our derivative activities and fair value measurements.
Value-at-Risk
WGL Energy Services measures the market risk of its energy commodity portfolio by determining its value-at-risk. Value-at-risk is an estimate of the maximum loss that can be expected at some level of probability if a portfolio is held for a given time period. The value-at-risk calculation for natural gas and electric portfolios include assumptions for normal weather, new customer additions and renewing customers for which supply commitments have been secured. Based on a 95% confidence interval for a one-day holding period, WGL Energy Services’ value-at-risk at March 31, 2018 was approximately $8,300 and

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

$16,200, related to its natural gas and electric portfolios, respectively. The high, low and average value-at-risk for natural gas and electric portfolios between the period October 1, 2017 and March 31, 2018 are noted in the table below.

WGL Energy Services Value-at-Risk
(In thousands)	High	Low	Average
Natural Gas Portfolio	$184.0	$2.2	$10.0
Electric Portfolio	97.2	12.9	47.0
Total	$281.2	$15.1	$57.0
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
Short-Term Debt. At March 31, 2018 and September 30, 2017, WGL and its subsidiaries had outstanding notes payable and project financing of $424.8 million and $559.8 million, respectively. The carrying amount of our short-term debt approximates fair value. A change of 100 basis points in the underlying average interest rate for our short-term debt would have caused a change in interest expense of approximately $3.4 million for the quarter.
Long-Term Debt. At March 31, 2018 and September 30, 2017, WGL had outstanding fixed-rate and variable rate MTNs and other long-term debt of $1,879.3 million and $1,430.9 million, respectively, excluding current maturities. While fixed-rate debt does not expose us to earnings risk when market interest rates change, such debt is subject to changes in fair value. Fair value is defined as the present value of the debt securities’ future cash flows discounted at interest rates that reflect market conditions as of the measurement date. As of March 31, 2018, the fair value of WGL’s debt was $1,979.4 million. Our sensitivity analysis indicates that fair value would increase by approximately $77.0 million or decrease by approximately $71.1 million if interest rates were to decline or increase by 10%, respectively, from current market levels. At March 31, 2018, Washington Gas had outstanding fixed-rate MTNs and other long-term debt of $1,084.8 million, excluding current maturities. As of March 31, 2018, the fair value of Washington Gas’ fixed-rate debt was $1,180.4 million. Our sensitivity analysis indicates that fair value would increase by approximately $62.8 million or decrease by approximately $57.9 million if interest rates were to decline or increase by 10%, respectively, from current market levels. In general, such an increase or decrease in fair value would impact earnings and cash flows only if WGL or Washington Gas were to reacquire some or all of these instruments in the open market prior to their maturity.
A total of $1,202.5 million, or approximately 63.4% of the face amount of WGL’s outstanding long-term debt, excluding current maturities, have make-whole call options which, if exercised, would require us to pay a premium over the face amount.
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
Derivative Instruments. In anticipation of the issuance of 30-year debt, WGL entered into forward starting interest rate swaps with a total notional amount outstanding of $250.0 million, to hedge the variability in future interest payments. WGL designated these interest rate swaps as cash flow hedges. Through December 31, 2016, the effective portion of changes in fair value was reported as a component of other comprehensive income (loss). As a result of certain covenants related to the proposed merger with AltaGas, in January 2017, WGL de-designated these hedges and began recording charges in their fair value in interest expense. The balance in accumulated other comprehensive income at March 31, 2018 was $6.4 million related to these hedges. In January 2018, WGL settled these swaps and realized a gain of $13.8 million. For the three and six months ended March 31, 2018, we recorded income of $13.2 million and $12.8 million, respectively, to interest expense related to these swaps. Although WGL did not issue 30-year debt with this settlement, it remains reasonably possible that we may issue this debt within the originally designated two year hedging period.
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
RESULTS OF OPERATIONS—Three Months Ended March 31, 2018 vs. March 31, 2017
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
Key gas delivery, weather and meter statistics are shown in the table below for the three months ended March 31, 2018 and 2017.

Gas Deliveries, Weather and Meter Statistics
	Three Months Ended March 31,		Increase/
	2018	2017	(Decrease)
Gas Sales and Deliveries (millions of therms)
Firm
Gas sold and delivered	452.7	353.1	99.6
Gas delivered for others	222.9	182.7	40.2
Total firm	675.6	535.8	139.8
Interruptible
Gas sold and delivered	1.4	1.5	(0.1)
Gas delivered for others	77.2	75.6	1.6
Total interruptible	78.6	77.1	1.5
Electric generation—delivered for others	19.8	13.2	6.6
Total deliveries	774.0	626.1	147.9
Degree Days
Actual	2,106	1,727	379
Normal	2,099	2,098	1
Percent colder (warmer) than normal	0.3%	(17.7)%	n/a
Average active customer meters	1,172,400	1,154,400	18,000
New customer meters added	2,892	2,133	759
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
Interest Expense
Washington Gas' interest expense for the three months ended March 31, 2018 and 2017 was $14.7 million and $13.0 million, respectively. The increase in interest expense primarily reflects the issuance of additional long-term debt by Washington Gas.
Income Taxes
The following table shows Washington Gas' income tax expense and effective income tax rate for the three months ended March 31, 2018 and 2017.

Income Taxes
	Three Months Ended March 31,		Increase/
(In millions)	2018	2017	(Decrease)
Income before income taxes	135.9	151.5	$(15.6)
Income tax expense	27.8	57.9	(30.1)
Effective income tax rate	20.5%	38.2%	(17.7)%

The decrease in the effective income tax rate is due to the enactment of the Tax Act. Refer to Note 7 - Income Taxes of the Notes to Condensed Consolidated Financial Statements for a detailed discussion.
RESULTS OF OPERATIONS—Six Months Ended March 31, 2018 vs. March 31, 2017
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
Key gas delivery, weather and meter statistics are shown in the table below for the six months ended March 31, 2018 and 2017.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Gas Deliveries, Weather and Meter Statistics
	Six Months Ended March 31,		Increase/
	2018	2017	(Decrease)
Gas Sales and Deliveries (millions of therms)
Firm
Gas sold and delivered	735.4	618.3	117.1
Gas delivered for others	381.5	344.3	37.2
Total firm	1,116.9	962.6	154.3
Interruptible
Gas sold and delivered	2.0	2.3	(0.3)
Gas delivered for others	148.8	139.7	9.1
Total interruptible	150.8	142.0	8.8
Electric generation—delivered for others	51.8	36.8	15.0
Total deliveries	1,319.5	1,141.4	178.1
Degree Days
Actual	3,441	2,923	518
Normal	3,410	3,416	(6)
Percent colder (warmer) than normal	0.9%	(14.4)%	n/a
Average active customer meters	1,169,600	1,151,300	18,300
New customer meters added	6,565	5,836	729
Gas Service to Firm Customers. The comparison of firm volumes delivered for the current period compared to the prior period primarily reflects colder weather in the current period.
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
Interest Expense
Washington Gas' interest expense for the six months ended March 31, 2018 and 2017 was $29.6 million and $25.8 million, respectively. The increase in interest expense primarily reflects the issuance of additional long-term debt by Washington Gas.
Income Taxes
The following table shows Washington Gas' income tax expense and effective income tax rate for the six months ended March 31, 2018 and 2017.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Income Taxes
	Six Months Ended March 31,		Increase/
(In millions)	2018	2017	(Decrease)
Income before income taxes	218.7	241.0	$(22.3)
Income tax expense	52.7	91.9	(39.2)
Effective income tax rate	24.1%	38.1%	(14.0)%
Income tax expense	52.7	91.9	(39.2)
Less Discrete re-measurement impact of Tax Act	6.2	—	6.2
Income tax expense excluding discrete re-measurement impact	46.5	91.9	(45.4)
Effective income tax rate excluding discrete re-measurement impact	21.3%	38.1%	(16.8)%

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
District of Columbia Jurisdiction

Investigation into the Establishment of a Purchase of Receivables Program. On June 15, 2017, the PSC of DC directed Washington Gas to develop a Purchase of Receivables program for natural gas suppliers and their customers in the District of Columbia.  On July 15, 2017, Washington Gas submitted its Purchase of Receivables Implementation Plan which was approved by the PSC of DC on October 19, 2017.  On March 30, 2018, Washington Gas filed its proposed Purchase of Receivables discount rates for Commission approval. Washington Gas expects to implement the program by mid July 2018.

Application for Approval of Reduction of Distribution Rates. On January 12, 2018, Washington Gas filed an application with the PSC of DC for approval of reduction of distribution rates to reflect the Tax Act. Washington Gas is seeking to change current distribution service rates for all classes of customers served in the District of Columbia, effective for meter readings on and after January 29, 2018. Additionally, Washington Gas sought an expedited hearing and waiver of provisions of the DC Code and District of Columbia municipal regulations (DCMR) to ensure the proposed rate reductions will become effective as of February 1, 2018. On January 17, 2018, the Office of the People's Counsel filed a motion to oppose the expedited hearing and waivers. On January 23, 2018, the PSC of DC issued an Order which accepted Washington Gas' application but denied the request to waive any applicable provisions of the DC Code and DCMR, because the Order established the process under which the PSC of DC will conduct this proceeding. Washington Gas was directed to track the impact of the Tax Act on revenue requirements beginning January 1, 2018, recording all impacts to regulatory assets and liabilities. Additionally, as directed by the PSC of DC, Washington Gas filed a revised application on February 12, 2018, including all work papers that support the calculation of the effect of the tax change, and including the ratemaking adjustments and across-the-board revenue reduction distributed to customer classes based on revenues approved in the PSC of DC's most recent rate case. The Order also allowed parties to file comments/objections to Washington Gas’ revised application within 60 days of the date of the Order with any

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

responses to the comments due within 75 days of the date of the Order. On March 22, 2018, Washington Gas requested that the PSC of DC extend the period of time to file comments until April 16, 2018 and reply comments, until April 30, 2018. On March 28, 2018, the PSC of DC granted the request. On April 9, 2018, Washington Gas advised the Commission that it had reached a settlement in principle with the parties in the case and requested that the Commission suspend the procedural schedule to allow the parties sufficient time to finalize the terms and conditions of a settlement agreement and file it with the Commission for approval. On April 12, 2018, the PSC of DC issued an order granting Washington Gas’ motion to suspend the Procedural Schedule. As directed by the Commission, Washington Gas and several parties in the case filed a joint motion and unanimous agreement of stipulation for full settlement on April 30, 2018. Refer to Note 7—Income Taxes of the Notes to Condensed Consolidated Financial Statements for a discussion of regulatory liabilities we have established related to tax reform.

Maryland Jurisdiction

Termination Notice Inquiry. On March 28, 2017, the PSC of MD initiated an investigation into the service termination notices sent by Washington Gas to its customers between December 1, 2013 and December 31, 2016. The case investigated whether the service termination notices complied with Code of Maryland Regulations. The PSC of MD’s investigation of this matter considered whether fines and or a civil penalty should be assessed. A procedural schedule was adopted in the case, but was suspended to permit the parties to engage in settlement discussions. On April 6, 2018, the Chief Public Utility Law Judge for the PSC of MD issued a proposed order approving the settlement agreement between Washington Gas and the Maryland Office of the People’s Counsel (OPC), which was filed with the PSC of MD on February 15, 2018. The proposed order became a final order of the Commission on April 23, 2018. A draft Compliance Plan was provided to the PSC of MD Staff and OPC on April 16, 2018. The final Compliance Plan is due June 15, 2018. Per the settlement agreement, in lieu of any civil penalty or fine, Washington Gas must make a distribution to the Washington Area Fuel Fund no later than May 7, 2018, and Washington Gas must refund disconnection of service revenues to current and former customers no later than July 5 and August 20, 2018, respectively. At March 31, 2018, we have recorded an estimated liability of $2.0 million in connection with this matter.

Application for Approval of Reduction of Distribution Rates. On January 12, 2018, Washington Gas filed an application with the PSC of MD for approval of reduction of distribution rates to reflect the Tax Act. Washington Gas seeks to change current distribution service rates for all classes of customers served in Maryland, effective for meter readings on and after January 29, 2018. On January 31, 2018, the PSC of MD approved the application effective for bills rendered on or after February 1, 2018. Refer to Note 7—Income Taxes of the Notes to Condensed Consolidated Financial Statements for a discussion of regulatory liabilities we have established related to tax reform.

Virginia Jurisdiction

Application for Approval of Reduction of Distribution Rates. On January 12, 2018, Washington Gas filed an application with the SCC of VA for approval of reduction of distribution rates to reflect the Tax Act. Washington Gas sought to change current distribution service rates for all classes of customers served in Virginia, effective for meter readings on and after January 29, 2018 solely for the effect of the Tax Act.  On February 7, 2018, the SCC of VA Staff filed a motion requesting the SCC of VA to file all of the schedules required for a rate case and treat this filing as a general rate case rather than a single issue proceeding.  On February 7, 2018, the SCC of VA Staff filed a motion requesting the SCC of VA to, among other things, permit Washington Gas to place into effect, on an interim basis, its revised rate schedules proposed in the rate application. On February 21, 2018, Washington Gas filed its response to the Staff’s motion which included, among other things, a proposal to file a new general rate case in July 2018 and to dismiss the current rate application which will be addressed in the proposed general rate case filing.  On March 15, 2018, the SCC of VA issued an Order denying Staff’s motions and granting Washington Gas’ request to file a new general rate case in July 2018 and to dismiss the current rate application.   Refer to Note 7—Income Taxes for a discussion of regulatory liabilities we have established related to tax reform.

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

ITEM 4. CONTROLS AND PROCEDURES—WGL Holdings, Inc.
Senior management, including the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer of WGL, evaluated the effectiveness of WGL’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2018. Based on this evaluation process, the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that disclosure controls and procedures of WGL were effective as of March 31, 2018. There have been no changes in the internal control over financial reporting of WGL during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of WGL.
ITEM 4. CONTROLS AND PROCEDURES—Washington Gas Light Company
Senior management, including the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer of Washington Gas, evaluated the effectiveness of Washington Gas' disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2018. Based on this evaluation process, the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that disclosure controls and procedures of Washington Gas were effective as of March 31, 2018. There have been no changes in the internal control over financial reporting of Washington Gas during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Washington Gas.

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

WGL Holdings, Inc.
Washington Gas Light Company
Part II—Other Information

ITEM 1A. RISK FACTORS
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

WGL postponed the planned date of its 2018 Annual Meeting of Shareholders (the “2018 Annual Meeting”), which would customarily be held in February. The 2018 Annual Meeting has now been scheduled for August 30, 2018.

The expected meeting date for the 2018 Annual Meeting represents a change of more than 30 days from the anniversary of WGL’s 2017 Annual Meeting of Shareholders. Accordingly, WGL has set a new deadline for the receipt of shareholder proposals submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934 (“Exchange Act”) for inclusion in WGL’s proxy materials for the 2018 Annual Meeting. In order to be considered timely, such proposals must be submitted to the Corporate Secretary at our principal executive offices no later than May 25, 2018.

Additionally, the deadline for the receipt of notice by a shareholder of a proposal submitted for consideration at the 2018 Annual Meeting but not submitted for inclusion in our Proxy Statement for our 2018 Annual Meeting pursuant to Rule 14a-8 under the Exchange Act, including shareholder nominations for candidates for election as directors, is also May 25, 2018. Accordingly, in order to be considered timely, such notice must be submitted to the Corporate Secretary at our principal executive offices no later than May 25, 2018.

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

4.2
Second Supplemental Indenture, dated March 14, 2018, by and between WGL Holdings, Inc. and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.2 to WGL Holdings, Inc.’s Form 8-K filed March 16, 2018).

4.3	Form of Floating Rate Note due 2020 (incorporated by reference to Exhibit 4.3 to WGL Holdings, Inc.’s Form 8-K filed March 16, 2018).

Exhibits Filed Herewith:

31.1	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vincent L. Ammann, Jr., the Senior Vice President and Chief Financial Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Vincent L. Ammann, Jr., the Senior Vice President and Chief Financial Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

WGL HOLDINGS, INC. and WASHINGTON GAS LIGHT COMPANY (Co-registrants)

Date: May 4, 2018	/s/ William R. Ford
William R. Ford
Vice President and Chief Accounting Officer (signing on behalf of the Registrants and as Principal Accounting Officer of each of the Registrants)