Form 10-Q
period 2018-06-30
WGL HOLDINGS INC; WASHINGTON GAS LIGHT CO
filed 2018-08-01
CIK 1103601, 104819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____ to _____

Commission File Number	Exact name of registrant as specified in its charter; address of principal executive offices; registrant's telephone number, including area code	State or Other Jurisdiction of Incorporation	I.R.S. Employer Identification No.
0-55968	WGL Holdings, Inc. 1000 Maine Ave., S.W. Washington, D.C. 20024 (703) 750-2000	Virginia	52-2210912
0-49807	Washington Gas Light Company 1000 Maine Ave., S.W. Washington, D.C. 20024 (703) 750-4440	District of Columbia and Virginia	53-0162882
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
WGL Holdings, Inc. common stock, no par value, outstanding as of July 31, 2018: 100 shares. All of the outstanding shares of common stock, no par value, of WGL Holdings, Inc. are held by Wrangler 1 LLC, an indirect wholly-owned subsidiary of AltaGas Ltd. as of July 31, 2018.
Washington Gas Light Company common stock, $1 par value, outstanding as of July 31, 2018: 46,479,536 shares. All of the outstanding shares of common stock, $1 par value, of Washington Gas Light Company are held by Wrangler SPE LLC (the SPE), a direct wholly-owned subsidiary of WGL Holdings, Inc. as of July 31, 2018.

WGL Holdings, Inc.
Washington Gas Light Company

For the Quarter Ended June 30, 2018

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
Part I—Financial information in this Quarterly Report on Form 10-Q includes separate condensed financial statements (i.e. balance sheets, statements of income and comprehensive income and statements of cash flows) for each of WGL and Washington Gas. The Notes to Condensed Consolidated Financial Statements are presented on a combined basis for both WGL and Washington Gas together. The Management’s Discussion and Analysis of Financial Condition and Results of Operations (Management’s Discussion) included under Item 2 is divided into two major sections for WGL and Washington Gas.
SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
Certain matters discussed in this report, excluding historical information, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the outlook for earnings, dividends, revenues and other future financial business performance, strategies, financing plans, AltaGas Ltd.'s (AltaGas) integration of us and other expectations. Forward-looking statements are typically identified by words such as, but not limited to, “estimates,” “expects,” “anticipates,” “intends,” “believes,” “plans” and similar expressions, or future or conditional terms such as “will,” “should,” “would” and “could.” Forward-looking statements speak only as of the filing date of this report, and the registrants assume no duty to update them. Factors that could cause actual results to differ materially from forward-looking statements or historical performance include those discussed in Item 1A. Risk Factors in the combined Annual Report on Form 10-K for WGL and Washington Gas for the fiscal year ended September 30, 2017, in Part II, Item 1A. Risk Factors in our quarterly reports on Form 10-Q and in our other filings with the Securities and Exchange Commission, and may include, but are not limited to the following:

•
the inability to meet commitments under various orders and agreements associated with regulatory approvals for the merger could have a detrimental impact on WGL’s business, financial condition, operating results and prospects;

•	the inability to successfully be integrated into the operations of AltaGas following the merger with AltaGas and realize anticipated benefits;

•	the effect of the consummation of the merger on the ability of WGL to retain customers and retain and hire key personnel;

•	the effect of the consummation of the merger on the ability of WGL to maintain relationships with its suppliers;

•	potential litigation in connection with the merger;

•
the level and rate at which we incur costs and expenses, and the extent to which we are allowed to recover from customers, through the regulatory process, such costs and expenses relating to constructing, operating and maintaining Washington Gas’ distribution system;

•	the availability of natural gas and electricity supply, interstate pipeline transportation and storage capacity;

•
the outcome of new and existing matters before courts, regulators, government agencies or arbitrators, including those relating to our purchase of natural gas under the Antero gas supply contracts, and the August 2016 explosion and fire at an apartment complex in Silver Spring, Maryland;

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

(ii)

WGL Holdings, Inc.
Washington Gas Light Company

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

•
changes in laws and regulations, including tax, environmental, pipeline integrity and employment laws and regulations, including the competitiveness of WGL Energy Systems, Inc. in securing future assets to continue its growth;

•	legislative, regulatory and judicial mandates or decisions affecting our business operations, including interpretations of the Tax Cuts and Jobs Act (Tax Act);

•	the timing and success of business and product development efforts and technological improvements;

•	the level of demand from government agencies and the private sector for commercial energy systems, and delays in federal government budget appropriations;

•	the pace of deregulation of energy markets and the availability of other competitive alternatives to our products and services;

•	changes in accounting principles and the effect of accounting pronouncements issued periodically by accounting standard-setting bodies;

•	our ability to manage the outsourcing of several business processes;

•	strikes or work stoppages by unionized employees;

•	acts of nature and catastrophic events, including terrorist acts;

•	decisions made by management and co-investors in non-controlled investees; and

•	changes in AltaGas’ strategy, relationship with us or operating performance.
All such factors are difficult to predict accurately and are generally beyond the direct control of the registrants. Readers are urged to use care and consider the risks, uncertainties and other factors that could affect our business as described in this Quarterly Report on Form 10-Q.

(iii)

WGL Holdings, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
Part I—Financial Information
Item 1—Financial Statements

(In thousands)	June 30, 2018	September 30, 2017
ASSETS
Property, Plant and Equipment
At original cost	$6,320,171	$6,143,841
Accumulated depreciation and amortization	(1,570,890)	(1,513,790)
Net property, plant and equipment	4,749,281	4,630,051
Current Assets
Cash and cash equivalents	33,064	8,524
Receivables
Accounts receivable	432,278	398,149
Gas costs and other regulatory assets	3,439	21,705
Unbilled revenues	144,469	165,483
Allowance for doubtful accounts	(36,257)	(32,025)
Net receivables	543,929	553,312
Materials and supplies—principally at average cost	18,513	20,172
Storage gas	124,767	243,984
Prepaid taxes	36,260	31,549
Other prepayments	62,258	86,465
Derivatives	12,066	15,327
Other	13,660	26,556
Total current assets	844,517	985,889
Deferred Charges and Other Assets
Regulatory assets
Gas costs	54,391	90,136
Pension and other post-retirement benefits	121,678	139,499
Other	116,650	104,596
Prepaid post-retirement benefits	240,577	231,577
Derivatives	19,643	38,389
Investments in unconsolidated affiliates	677,404	394,201
Other	14,144	11,671
Total deferred charges and other assets	1,244,487	1,010,069
Total Assets	$6,838,285	$6,626,009
CAPITALIZATION AND LIABILITIES
Capitalization
WGL Holdings common shareholders’ equity	$1,648,553	$1,502,690
Non-controlling interest	6,889	6,851
Washington Gas Light Company preferred stock	28,173	28,173
Total equity	1,683,615	1,537,714
Long-term debt	1,879,316	1,430,861
Total capitalization	3,562,931	2,968,575
Current Liabilities
Current maturities of long-term debt	100,000	250,000
Notes payable and project financing	429,520	559,844
Accounts payable and other accrued liabilities	387,326	423,824
Wages payable	24,144	18,096
Accrued interest	18,353	7,806
Dividends declared	25,620	26,452
Customer deposits and advance payments	64,516	65,841
Gas costs and other regulatory liabilities	35,648	22,814
Accrued taxes	28,410	17,657
Derivatives	20,142	43,990
Other	42,609	52,664
Total current liabilities	1,176,288	1,488,988
Deferred Credits
Unamortized investment tax credits	152,316	155,007
Deferred income taxes	444,903	868,067
Accrued pensions and benefits	189,521	181,552
Asset retirement obligations	306,603	296,810
Regulatory liabilities
Accrued asset removal costs	272,355	292,173
Other post-retirement benefits	124,072	135,035
Excess deferred taxes and other	445,354	9,403
Derivatives	114,383	122,607
Other	49,559	107,792
Total deferred credits	2,099,066	2,168,446
Commitments and Contingencies (Note 13)
Total Capitalization and Liabilities	$6,838,285	$6,626,009
The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Condensed Consolidated Statements of Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands, except per share data)	2018	2017	2018	2017
OPERATING REVENUES
Utility	$195,177	$198,968	$1,093,647	$992,301
Non-utility	228,288	275,396	868,709	933,300
Total Operating Revenues	423,465	474,364	1,962,356	1,925,601
OPERATING EXPENSES
Utility cost of gas	51,737	49,881	370,767	259,839
Non-utility cost of energy-related sales	191,198	233,025	703,904	787,691
Operation and maintenance	107,719	97,477	322,501	316,455
Depreciation and amortization	40,388	39,094	122,095	113,487
General taxes and other assessments	35,491	32,032	135,417	122,964
Total Operating Expenses	426,533	451,509	1,654,684	1,600,436
OPERATING INCOME (LOSS)	(3,068)	22,855	307,672	325,165
Equity in earnings of unconsolidated affiliates	7,065	7,508	(14,457)	15,117
Other income (expenses) — net	(1,663)	884	(2,834)	(591)
Interest expense	20,593	25,062	48,427	55,552
INCOME (LOSS) BEFORE INCOME TAXES	(18,259)	6,185	241,954	284,139
INCOME TAX EXPENSE	37,068	2,149	33,181	106,381
NET INCOME (LOSS)	$(55,327)	$4,036	$208,773	$177,758
Non-controlling interest	(6,651)	(4,559)	(16,801)	(12,533)
Dividends on Washington Gas Light Company preferred stock	330	330	990	990
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$(49,006)	$8,265	$224,584	$189,301
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	51,359	51,219	51,343	51,200
Diluted	51,359	51,493	51,571	51,469
EARNINGS (LOSS) PER AVERAGE COMMON SHARE
Basic	$(0.95)	$0.16	$4.37	$3.70
Diluted	$(0.95)	$0.16	$4.35	$3.68
DIVIDENDS DECLARED PER COMMON SHARE	$0.5150	$0.5100	$1.5400	$1.5075
The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2018	2017	2018	2017
NET INCOME (LOSS)	$(55,327)	$4,036	$208,773	$177,758
OTHER COMPREHENSIVE INCOME, BEFORE INCOME TAXES:
Qualified cash flow hedging instruments	53	51	158	49,556
Pension and other post-retirement benefit plans
Change in net prior service credit	(273)	(217)	(820)	(651)
Change in actuarial net loss	530	588	1,587	1,763
Total other comprehensive income before taxes	$310	$422	$925	$50,668
INCOME TAX EXPENSE RELATED TO OTHER COMPREHENSIVE INCOME	83	235	248	20,816
OTHER COMPREHENSIVE INCOME	$227	$187	$677	$29,852
COMPREHENSIVE INCOME (LOSS)	$(55,100)	$4,223	$209,450	$207,610
Non-controlling interest	(6,651)	(4,559)	(16,801)	(12,533)
Dividends on Washington Gas Light Company preferred stock	330	330	990	990
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO WGL HOLDINGS	$(48,779)	$8,452	$225,261	$219,153
The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Nine Months Ended June 30,
(In thousands)	2018	2017
OPERATING ACTIVITIES
Net income	$208,773	$177,758
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	122,095	113,487
Amortization of:
Other regulatory assets and liabilities—net	5,235	2,567
Debt related costs	2,211	1,307
Deferred income taxes	38,723	81,839
Dividends received from equity method investments	14,195	10,864
Accrued/deferred pension and other post-retirement benefit cost	7,943	16,227
Earnings in equity interest	(19,543)	(15,117)
Compensation expense related to stock-based awards	12,610	12,114
Provision for doubtful accounts	16,258	11,601
Impairment loss	34,000	—
Unrealized (gain) loss on derivative contracts	687	(67,083)
Amortization of investment tax credits	(5,542)	(5,544)
Other non-cash charges (credits)—net	(768)	(584)
Changes in operating assets and liabilities (Note 16)	132,723	(111,053)
Net Cash Provided by Operating Activities	569,600	228,383
FINANCING ACTIVITIES
Common stock issued	—	295
Long-term debt issued	550,000	50,000
Long-term debt retired	(250,000)	—
Debt issuance costs	(3,060)	(404)
Notes payable issued (retired) —net	(103,000)	217,000
Contributions from non-controlling interest	16,697	17,358
Distributions to non-controlling interest	(472)	—
Project financing	989	18,396
Dividends on common stock and preferred stock	(79,824)	(75,672)
Other financing activities—net	(6,558)	(1,296)
Net Cash Provided by Financing Activities	124,772	225,677
INVESTING ACTIVITIES
Capital expenditures (excluding Allowance for Funds Used During Construction)	(348,396)	(352,232)
Investments in non-utility interests	(321,436)	(110,952)
Distributions and receipts from non-utility interests	—	4,126
Proceeds from the sale of assets	—	9,858
Loans to external parties	—	(863)
Net Cash Used in Investing Activities	(669,832)	(450,063)
INCREASE IN CASH AND CASH EQUIVALENTS	24,540	3,997
Cash and Cash Equivalents at Beginning of Year	8,524	5,573
Cash and Cash Equivalents at End of Period	$33,064	$9,570
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (Note 16)
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Condensed Balance Sheets (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

(In thousands)	June 30, 2018	September 30, 2017
ASSETS
Property, Plant and Equipment
At original cost	$5,491,886	$5,310,337
Accumulated depreciation and amortization	(1,472,862)	(1,422,622)
Net property, plant and equipment	4,019,024	3,887,715
Current Assets
Cash and cash equivalents	27,185	1
Receivables
Accounts receivable	211,854	190,740
Gas costs and other regulatory assets	3,439	21,705
Unbilled revenues	91,307	107,967
Allowance for doubtful accounts	(28,634)	(23,741)
Net receivables	277,966	296,671
Materials and supplies—principally at average cost	18,467	20,126
Storage gas	54,677	92,753
Prepaid taxes	23,004	23,350
Other prepayments	21,473	13,238
Receivables from associated companies	33,569	32,362
Derivatives	1,370	5,061
Other	139	102
Total current assets	457,850	483,664
Deferred Charges and Other Assets
Regulatory assets
Gas costs	54,391	90,136
Pension and other post-retirement benefits	120,967	138,573
Other	116,263	104,538
Prepaid post-retirement benefits	239,249	230,283
Derivatives	9,102	16,244
Other	5,196	3,561
Total deferred charges and other assets	545,168	583,335
Total Assets	$5,022,042	$4,954,714
CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$1,351,831	$1,164,749
Preferred stock	28,173	28,173
Long-term debt	1,084,780	1,134,461
Total capitalization	2,464,784	2,327,383
Current Liabilities
Current maturities of long-term debt	50,000	—
Notes payable and project financing	15,460	166,772
Accounts payable and other accrued liabilities	185,505	219,827
Wages payable	22,026	16,508
Accrued interest	15,704	3,967
Dividends declared	21,126	22,098
Customer deposits and advance payments	64,069	64,194
Gas costs and other regulatory liabilities	35,648	22,814
Accrued taxes	23,158	12,808
Payables to associated companies	109,341	94,844
Derivatives	16,342	30,263
Other	7,105	7,473
Total current liabilities	565,484	661,568
Deferred Credits
Unamortized investment tax credits	3,563	4,100
Deferred income taxes	514,369	888,385
Accrued pensions and benefits	187,739	179,814
Asset retirement obligations	301,075	291,871
Regulatory liabilities
Accrued asset removal costs	272,355	292,173
Other post-retirement benefits	123,306	134,181
Excess deferred taxes and other	443,747	9,403
Derivatives	98,075	112,299
Other	47,545	53,537
Total deferred credits	1,991,774	1,965,763
Commitments and Contingencies (Note 13)
Total Capitalization and Liabilities	$5,022,042	$4,954,714
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Condensed Statements of Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2018	2017	2018	2017
OPERATING REVENUES	$199,512	$203,186	$1,109,022	$1,012,193
OPERATING EXPENSES
Utility cost of gas	56,063	54,093	386,104	279,713
Operation and maintenance	82,389	77,370	252,924	246,290
Depreciation and amortization	34,043	32,761	101,157	96,003
General taxes and other assessments	30,845	27,498	121,321	109,857
Total Operating Expenses	203,340	191,722	861,506	731,863
OPERATING INCOME (LOSS)	(3,828)	11,464	247,516	280,330
Other expense — net	(2,628)	(908)	(5,647)	(3,044)
Interest expense	14,455	12,960	44,100	38,727
INCOME (LOSS) BEFORE INCOME TAXES	(20,911)	(2,404)	197,769	238,559
INCOME TAX EXPENSE (BENEFIT)	(9,412)	(733)	43,258	91,159
NET INCOME (LOSS)	$(11,499)	$(1,671)	$154,511	$147,400
Dividends on Washington Gas preferred stock	330	330	990	990
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$(11,829)	$(2,001)	$153,521	$146,410
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Condensed Statements of Comprehensive Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2018	2017	2018	2017
NET INCOME (LOSS)	$(11,499)	$(1,671)	$154,511	$147,400
OTHER COMPREHENSIVE INCOME, BEFORE INCOME TAXES:
Pension and other post-retirement benefit plans
Change in net prior service credit	(273)	(217)	(820)	(651)
Change in actuarial net loss	530	588	1,587	1,763
Total pension and other post-retirement benefit plans	$257	$371	$767	$1,112
INCOME TAX EXPENSE RELATED TO OTHER COMPREHENSIVE INCOME	69	145	204	439
OTHER COMPREHENSIVE INCOME	$188	$226	$563	$673
COMPREHENSIVE INCOME (LOSS)	$(11,311)	$(1,445)	$155,074	$148,073
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Condensed Statements of Cash Flows (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Nine Months Ended June 30,
(In thousands)	2018	2017
OPERATING ACTIVITIES
Net income	$154,511	$147,400
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	101,157	96,003
Amortization of:
Other regulatory assets and liabilities—net	5,235	2,567
Debt related costs	1,195	1,031
Deferred income taxes	43,795	64,040
Accrued/deferred pension and other post-retirement benefit cost	7,888	16,187
Compensation expense related to stock-based awards	10,885	11,185
Provision for doubtful accounts	16,154	9,333
Unrealized (gain) loss on derivative contracts	(7,063)	(39,339)
Amortization of investment tax credits	(537)	(569)
Other non-cash charges (credits)—net	(768)	(583)
Changes in operating assets and liabilities (Note 16)	33,719	(88,642)
Net Cash Provided by Operating Activities	366,171	218,613
FINANCING ACTIVITIES
Capital contributions from WGL Holdings, Inc.	100,000	—
Debt issuance costs	(337)	(399)
Notes payable issued (retired) —net	(123,000)	119,000
Project financing	—	7,324
Dividends on common stock and preferred stock	(66,622)	(65,020)
Other financing activities—net	(6,197)	(1,226)
Net Cash (Used in) Provided by Financing Activities	(96,156)	59,679
INVESTING ACTIVITIES
Capital expenditures (excluding Allowance for Funds Used During Construction)	(242,831)	(278,292)
Net Cash Used In Investing Activities	(242,831)	(278,292)
INCREASE IN CASH AND CASH EQUIVALENTS	27,184	—
Cash and Cash Equivalents at Beginning of Year	1	1
Cash and Cash Equivalents at End of Period	$27,185	$1
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (Note 16)
The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1. ACCOUNTING POLICIES
Basis of Presentation

On January 25, 2017, WGL Holdings, Inc. (WGL) entered into an Agreement and Plan of Merger (Merger Agreement) to combine with AltaGas Ltd., a Canadian Corporation (AltaGas). On July 6, 2018, the merger was consummated between AltaGas, WGL, and Wrangler Inc. (Merger Sub), a newly formed indirect wholly-owned subsidiary of AltaGas. The Merger Agreement provided for the merger of the Merger Sub with and into WGL, with WGL surviving as an indirect wholly-owned subsidiary of AltaGas. In connection with the merger, WGL established Wrangler SPE LLC., a bankruptcy remote special purpose entity (the SPE) for the purposes of owning the common stock of Washington Gas Light Company (Washington Gas), a regulated natural gas utility. The SPE is a wholly-owned subsidiary of WGL. In addition, WGL continues to own all of the shares of common stock of Washington Gas Resources Corporation (Washington Gas Resources) and Hampshire Gas Company (Hampshire). Washington Gas Resources owns all of the shares of common stock of four non-utility subsidiaries that include WGL Energy Services, Inc. (WGL Energy Services), WGL Energy Systems, Inc. (WGL Energy Systems), WGL Midstream, Inc. (WGL Midstream) and WGSW, Inc. (WGSW). Except where the content clearly indicates otherwise, “WGL,” “we,” “us” or “our” refers to the holding company or the consolidated entity of WGL Holdings, Inc. and all of its subsidiaries. Unless otherwise noted, these notes apply equally to WGL and Washington Gas. Refer to Note 17—Subsequent Events of the Notes to the Condensed Consolidated Financial Statements for a further discussion of the Merger Agreement.
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
The accompanying unaudited condensed financial statements for WGL and Washington Gas reflect all normal recurring adjustments that are necessary, in our opinion, to present fairly the results of operations in accordance with GAAP. These statements do not reflect any costs related to the merger other than those incurred by WGL on its own behalf.
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

During the second quarter of fiscal year 2018, management determined that, in light of the recent actions taken by the courts and regulators related to our equity method investment in Constitution Pipeline Company, LLC (Constitution), the decline in value was other-than-temporary, resulting in WGL recording an impairment charge of $34.0 million in “Equity in earnings of unconsolidated affiliates” reducing our investment in Constitution to its estimated fair market value. During the three months ended June 30, 2018, and the three and nine months ended June 30, 2017, WGL did not record any impairments related to our long-lived assets or equity method investments. Refer to Note 9—Fair Value Measurements and Note 11—Other Investments of the Notes to the Condensed Consolidated Financial Statements for a further discussion of Constitution.

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
For more information see ASU 2015-11 in the accounting standards adopted in fiscal year 2018 table below. For the three and nine months ended June 30, 2018 and 2017, WGL and Washington Gas did not record any lower of cost or net realizable value adjustments.

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

Income Taxes - On October 1, 2017, WGL and Washington Gas recorded $4.3 million and $4.2 million, respectively, on a modified retrospective basis, as a cumulative effect adjustment to retained earnings. For the nine months ended June 30, 2018, WGL and Washington Gas recorded $3.4 million and $3.2 million, respectively, to current tax expense for excess tax benefits related to performance shares that vested in the period.

Cash Flows - WGL and Washington Gas reclassified $3.6 million and $3.5 million, respectively, retroactively on the statement of cash flows for the nine months ended June 30, 2017 from operating to financing activities related to shares withheld to pay for employee taxes. For the presentation of excess tax benefits in the statement of cash flow as in the operating activities, WGL elected to present the change prospectively.

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
ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)
This standard requires restricted cash and restricted cash equivalents to be included in the cash and cash equivalents balances when reconciling the statement of cash flows.  Presentation of restricted cash balances should be applied retrospectively to the statement of cash flows. Early adoption is permitted.
October 1, 2018*
In July 2018, pursuant to the Merger Agreement, WGL contributed $61.8 million to fund multiple rabbi trusts.  Amounts in the rabbi trusts deemed to be restricted cash or restricted cash equivalents will be included in the cash and cash equivalents balances in the statement of cash flows.  Early adoption is expected to occur in the fourth quarter of fiscal year 2018.

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

October 1, 2018
An implementation team is currently evaluating all revenue streams and reviewing contracts with customers, as well as, related financial statement disclosures to determine the impact the adoption of this standard will have on our financial statements. WGL has performed assessments and contract reviews of its revenue streams under the new revenue recognition model. WGL is finalizing its review and developing the new disclosures required by the standard. Currently, WGL does not expect adoption of this standard to have a material effect to its Consolidated Statements of Income or require a cumulative adjustment to retained earnings upon adoption of the standard. WGL will adopt using the modified retrospective approach.

ASU 2016-01, Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities including subsequent ASUs clarifying the guidance.
The new standard amends certain disclosure requirements associated with the fair value of financial instruments, and significantly revises an entity’s accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. Early adoption is permitted.

October 1, 2018*
We have performed a preliminary evaluation and the adoption of this standard will primarily impact the disclosure of our financial instruments in our Fair Value Measurements Footnote however, we do not expect the impact to be material.

ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
This update provides an option to reclassify the stranded tax effects resulting from the enactment of the Tax Act from accumulated other comprehensive income to retained earnings.  The amendment only relates to the reclassification of the income tax effects of the Tax Act and the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected.

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
October 1, 2019*
WGL applied the effect of the change in the U.S. federal corporate income tax rate due to the Tax Act in the first quarter of fiscal year 2018. The updates were recorded to the deferred tax asset and liability accounts and the income statement. Tax entries recorded to AOCI for the employee benefit plans, stock compensation and the cash flow hedge were not adjusted to the new rate. We are performing an analysis to determine the amount to adjust to the new tax rate. Early adoption is expected to occur in fourth quarter of fiscal year 2018.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

ASU 2016-02, Leases (Topic 842) including subsequent ASUs with additional guidance.
This standard requires recognition of a right-to-use asset and lease liability on the statement of financial position and disclosure of key information about leasing arrangements. The standard requires application using a modified retrospective approach.
October 1, 2019
WGL is performing a scoping exercise by gathering a complete inventory of lease contracts in order to evaluate the impact of adopting ASC 842 on its consolidated financial statements, but expects that the new standard will have an impact on the Company’s balance sheet as all operating leases will need to be reflected on the balance sheet upon adoption. In addition, WGL currently expects to utilize the transition practical expedients which allow entities to not have to reassess whether an arrangement contains a lease under the provisions of ASC 842.

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
	October 1, 2020*	It is not expected that the adoption of this standard will have a material effect on our financial statements.
*WGL may adopt this accounting standard early after the merger with AltaGas to align the timing of implementation with its new parent company. WGL uses fiscal year for reporting its financial statements, while AltaGas uses calendar year, and the effective dates for accounting standards are different between fiscal and calendar accounting periods.

NOTE 2. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES
The tables below provide details for the amounts included in “Accounts payable and other accrued liabilities” on the balance sheets for both WGL and Washington Gas.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

WGL Holdings, Inc.
(In millions)	June 30, 2018	September 30, 2017
Accounts payable—trade	$339.6	$361.6
Employee benefits and payroll accruals	29.6	35.0
Other accrued liabilities	18.1	27.2
Total	$387.3	$423.8

Washington Gas Light Company
(In millions)	June 30, 2018	September 30, 2017
Accounts payable—trade	$149.2	$174.9
Employee benefits and payroll accruals	27.5	32.4
Other accrued liabilities	8.8	12.5
Total	$185.5	$219.8

NOTE 3. SHORT-TERM DEBT
WGL and Washington Gas satisfy their short-term financing requirements through the sale of commercial paper, financing arrangements with third-party lenders, or through bank borrowings. Due to the seasonal nature of the regulated utility and retail energy-marketing segments, short-term financing requirements can vary significantly during the year. Revolving credit agreements are maintained to support outstanding commercial paper and to permit short-term borrowing flexibility. The policy of each of WGL and Washington Gas is to maintain bank credit facilities in amounts equal to or greater than their expected maximum commercial paper position. The following is a summary of committed credit available at June 30, 2018 and September 30, 2017.

Committed Credit Available ($ In millions)
June 30, 2018	WGL(b)	Washington Gas	Total Consolidated
Committed credit agreements
Unsecured revolving credit facility, expires December 19, 2019(a)	$650.0	$350.0	$1,000.0
Less: Commercial Paper	(402.0)	—	(402.0)
Net committed credit available	$248.0	$350.0	$598.0
Weighted average interest rate	2.57%	—%	2.57%
September 30, 2017
Committed credit agreements
Unsecured revolving credit facility, expires December 19, 2019(a)	$650.0	$350.0	$1,000.0
Less: Commercial Paper	(382.0)	(123.0)	(505.0)
Net committed credit available	$268.0	$227.0	$495.0
Weighted average interest rate	1.52%	1.22%	1.45%
(a)Washington Gas has the right to request extensions with the banks’ approval. Washington Gas’ revolving credit facility permits it to borrow an additional $100 million, with the banks’ approval, for a total of $450 million.
(b)WGL includes WGL Holdings, Inc. and all subsidiaries other than Washington Gas.
At June 30, 2018 and September 30, 2017, there were no outstanding bank loans from WGL’s or Washington Gas’ revolving credit facilities.

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
At June 30, 2018, there was one contract remaining totaling $15.5 million on the Washington Gas balance sheet as a short-term obligation to third party lenders in "Notes payable and project financing". Additionally, at June 30, 2018, there is a financing contract that has not been novated for which no draws have been made for the related project.
In December 2016, WGL Energy Systems entered into an agreement to obtain third-party financing and receive funds directly from the third-party lender during the construction period associated with the related energy management service projects. As a result, Washington Gas will no longer be liable under future third-party financing arrangements, for projects entered into under the area-wide contract. The general terms of the financing agreement are the same as the prior financing arrangements between Washington Gas and the third-party lender mentioned above. Washington Gas will continue to record a receivable representing the government’s obligation, and will record an inter-company payable to WGL Energy Systems for the construction work performed for the same amount. At June 30, 2018 there were two contracts remaining totaling $12.0 million on the WGL Energy Systems balance sheet as a short-term obligation to third party lenders in "Notes payable and project financing".
As of June 30, 2018, WGL recorded $74.0 million in "Unbilled revenues" on the balance sheet, and WGL and Washington Gas recorded $27.5 million and $15.5 million, respectively, in a corresponding short-term obligation to third-party lenders in "Notes payable and project financing", for energy management services projects that were not complete. As of September 30, 2017, WGL recorded $85.6 million in "Unbilled revenues" on the balance sheet and WGL and Washington Gas recorded $54.8 million and $43.8 million, respectively, in a corresponding short-term obligation to third party lenders in "Notes payable and project financing" for energy management services projects that were not complete. The primary reason for the variance between unbilled revenues and the corresponding short-term obligations to third-party lenders is due to the project for which the financing has not been drawn.
Because these projects are financed for government agencies that have minimal credit risk, and with which we have previous collection experience, neither WGL nor Washington Gas recorded a corresponding reserve for bad debts related to these receivables at June 30, 2018 or September 30, 2017.
NOTE 4. LONG-TERM DEBT
UNSECURED NOTES
WGL and Washington Gas issue long-term notes with individual terms regarding interest rates, maturities and call or put options. These notes can have maturity dates of one or more years from the date of issuance.
At June 30, 2018 and September 30, 2017, WGL had capacity under a shelf registration statement to issue an unspecified amount of long-term debt securities.
At June 30, 2018 and September 30, 2017, Washington Gas had capacity under a shelf registration statement to issue up to $150.0 million of additional Medium-Term Notes (MTNs) that will expire in September 2018.  In May 2018, Washington Gas filed a new MTN shelf with capacity to issue up to $725.0 million of MTNs under that registration statement as of June 30, 2018.
The following tables show our outstanding notes as of June 30, 2018 and September 30, 2017.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Long-Term Debt Outstanding
($ In millions)	WGL(a)	Washington Gas	Total Consolidated
June 30, 2018
Long-term debt (b)	$850.0	$1,146.0	$1,996.0
Unamortized discount	(1.4)	(3.0)	(4.4)
Unamortized debt expense	(4.0)	(8.3)	(12.3)
Total Long-Term Debt	$844.6	$1,134.7	$1,979.3
Weighted average interest rate	3.06%	4.89%	4.11%
September 30, 2017	.
Long-term debt (b)	$550.0	$1,146.0	$1,696.0
Unamortized discount	(1.5)	(3.0)	(4.5)
Unamortized debt expense	(2.1)	(8.5)	(10.6)
Total Long-Term Debt	$546.4	$1,134.5	$1,680.9
Weighted average interest rate	2.81%	4.89%	4.21%
(a)WGL includes WGL Holdings, Inc. and all subsidiaries other than Washington Gas.
(b)Includes senior notes, term loans and floating rate notes for WGL and both MTNs and private placement notes for Washington Gas. Represents face value including current maturities.

The following tables show long-term debt issuances and retirements for WGL for the nine months ended June 30, 2018 and 2017. There were no issuance or retirements for Washington Gas.

WGL Long-Term Debt Issuances and Retirements(a)
($ In millions)	Principal(b)	Interest Rate (f)		Effective Cost (f)	Nominal Maturity Date
Nine Months Ended June 30, 2018
Issuances:
11/29/2017	$300.0	1.88%	(c)	2.01%	11/29/2019
03/14/2018	$250.0	2.66%	(d)	2.79%	03/12/2020
Total consolidated issuances	$550.0
Retirements:	$250.0	1.24%		1.24%	02/18/2018
Total	$250.0
Nine Months Ended June 30, 2017
Issuances:
1/26/2017	$50.0	1.57%	(e)	1.57%	1/26/2019
Total consolidated issuances	$50.0
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
(f) Represents the interest rate and effective cost at the trade date of the debt.
NOTE 5. COMPONENTS OF TOTAL EQUITY
The tables below reflect the components of “Total equity” for WGL and Washington Gas for the nine months ended June 30, 2018 and 2017.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

WGL Holdings, Inc. Components of Total Equity
(In thousands, except shares)	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	WGL Holdings Common Shareholders' Equity	Non-controlling Interest	Washington Gas Light Company Preferred Stock	Total Equity
	Shares	Amount
Balance at September 30, 2017	51,219,000	$582,716	$10,149	$915,822	$(5,997)	$1,502,690	$6,851	$28,173	$1,537,714
Net income (loss)	—	—	—	224,584	—	224,584	(16,801)	990	208,773
Contributions from non-controlling interest	—	—	—	—	—	—	16,697	—	16,697
Distributions to non-controlling interest	—	—	—	—	—	—	(472)	—	(472)
Business combination(a)	—	—	—	—	—	—	614	—	614
Other comprehensive income	—	—	—	—	677	677	—	—	677
Stock-based compensation(b)	140,182	12,390	(17,618)	3,832	—	(1,396)	—	—	(1,396)
Dividends declared:
Common stock	—	—	—	(78,002)	—	(78,002)	—	—	(78,002)
Preferred stock	—	—	—	—	—	—	—	(990)	(990)
Balance at June 30, 2018(d)	51,359,182	$595,106	$(7,469)	$1,066,236	$(5,320)	$1,648,553	$6,889	$28,173	$1,683,615
Balance at September 30, 2016	51,080,612	$574,496	$12,519	$827,085	$(38,539)	$1,375,561	$409	$28,173	$1,404,143
Net income (loss)	—	—	—	189,301	—	189,301	(12,533)	990	177,758
Contributions from non-controlling interest	—	—	—	—	—	—	17,358	—	17,358
Other comprehensive income	—	—	—	—	29,852	29,852	—	—	29,852
Stock-based compensation(b)	112,146	6,564	(3,971)	(468)	—	2,125	—	—	2,125
Issuance of common stock(c)	26,242	1,657	—	—	—	1,657	—	—	1,657
Dividends declared:
Common stock	—	—	—	(77,213)	—	(77,213)	—	—	(77,213)
Preferred stock	—	—	—	—	—	—	—	(990)	(990)
Balance at June 30, 2017	51,219,000	$582,717	$8,548	$938,705	$(8,687)	$1,521,283	$5,234	$28,173	$1,554,690
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
(d) Upon consummation of the merger on July 6, 2018, WGL common stock issued and outstanding immediately prior to the merger was canceled, and WGL's common stock was delisted from the New York Stock Exchange, see Note 17-Subsequent Events of the Notes to Condensed Consolidated Financial Statements.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Washington Gas Light Company Components of Total Equity
(In thousands, except shares)	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total
	Shares	Amount
Balance at September 30, 2017	46,479,536	$46,479	$492,101	$630,691	$(4,522)	$1,164,749
Net income	—	—	—	154,511	—	154,511
Other comprehensive income	—	—	—	—	563	563
Stock-based compensation(a)	—	—	(6,539)	4,197	—	(2,342)
Capital contributed by WGL Holdings	—	—	100,000	—	—	100,000
Dividends declared:
Common stock	—	—	—	(64,660)	—	(64,660)
Preferred stock	—	—	—	(990)	—	(990)
Balance at June 30, 2018	46,479,536	$46,479	$585,562	$723,749	$(3,959)	$1,351,831
Balance at September 30, 2016	46,479,536	$46,479	$488,135	$586,662	$(7,830)	$1,113,446
Net income	—	—	—	147,400	—	$147,400
Other comprehensive income	—	—	—	—	673	$673
Stock-based compensation(a)	—	—	2,319	—	—	$2,319

Dividends declared:
Common stock	—	—	—	(64,675)	—	$(64,675)
Preferred stock	—	—	—	(990)	—	$(990)
Balance at June 30, 2017	46,479,536	$46,479	$490,454	$668,397	$(7,157)	$1,198,173
(a) Stock-based compensation is based on the stock awards of WGL that are allocated to Washington Gas Light Company for its pro-rata share and includes implementation of ASU 2016-09, see Note 1—Accounting policies of the Notes to Condensed Consolidated Financial Statements.

NOTE 6. EARNINGS PER SHARE
Basic earnings per share (EPS) of WGL is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS assumes the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period unless the effect of such issuance would be anti-dilutive. The following table reflects the computation of our basic and diluted EPS for the three and nine months ended June 30, 2018 and 2017.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Basic and Diluted EPS
(In thousands, except per share data)	Net Income (Loss) Applicable to Common Stock	Shares	Per Share Amount
Three Months Ended June 30, 2018
Basic EPS	$(49,006)	51,359	$(0.95)
Stock-based compensation plans	—	—
Diluted EPS	$(49,006)	51,359	$(0.95)
Three Months Ended June 30, 2017
Basic EPS	$8,265	51,219	$0.16
Stock-based compensation plans	—	274
Diluted EPS	$8,265	51,493	$0.16
Nine Months Ended June 30, 2018
Basic EPS	$224,584	51,343	$4.37
Stock-based compensation plans	—	228
Diluted EPS	$224,584	51,571	$4.35
Nine Months Ended June 30, 2017
Basic EPS	$189,301	51,200	$3.70
Stock-based compensation plans	—	269
Diluted EPS	$189,301	51,469	$3.68
We incurred a net loss for the three months ended June 30, 2018; therefore, all common shares issuable pursuant to stock-based compensation plans were not considered in the diluted loss per share calculations due to the anti-dilutive effect of such shares. These shares included performance shares of 236,000. There were no anti-dilutive shares issued for the nine months ended June 30, 2018 and the three and nine months ended 2017.
NOTE 7. INCOME TAXES
WGL files a consolidated federal tax return and various other state returns. We are no longer subject to income tax examinations by the Internal Revenue Service for years ended prior to September 30, 2014. Substantially all state income tax years in major jurisdictions are closed for years ended prior to September 30, 2014.
As of June 30, 2018 and September 30, 2017, our uncertain tax positions were approximately $43.0 million and $48.1 million, respectively, primarily due to the change in tax accounting for repairs. If the amounts of unrecognized tax benefits are eventually realized, it would not materially impact the effective tax rate. It is reasonably possible that the amount of the unrecognized tax benefit with respect to some of WGL’s and Washington Gas’ uncertain tax positions will significantly increase or decrease in the next 12 months.
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
On December 22, 2017, after enactment of the Tax Act, the SEC Staff issued Staff Accounting Bulletin No. 118 (SAB 118) to address the application of GAAP when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the necessary accounting. At June 30, 2018, we have not completed our accounting for the tax effects of enactment of the Tax Act and have followed the guidance issued in SAB 118. SAB 118 expresses the Staff’s views on how ASC Topic 740 should be applied in the context of the Tax Act. It allows entities to take a reasonable period of time to measure and recognize the effects of the Tax Act, while requiring robust disclosures during that period. Under this guidance, registrants record the effects of all items for which the accounting is complete. To the extent a company has not completed the accounting for the effects of the Act, it may record reasonable estimates as provisional amounts. The recorded provisional amounts remain subject to adjustment within the measurement period. The measurement period begins in the reporting period that includes the Tax Act’s enactment date and continues until such time as the accounting can be completed, not to exceed one year from the date of enactment. To the extent a company cannot reasonably estimate the effects of the Tax Act, it should apply the provisions of the tax law that were in effect immediately prior to enactment. SAB 118 requires disclosure of any measurement period adjustments, both provisional and final, and the effect of measurement period adjustments on the effective tax rate. All measurement period adjustments recorded in the nine months ended June 30, 2018 are provisional amounts.

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
Decrease in regulated revenues: In January 2018, Washington Gas filed applications for approval to reduce the distribution rates it charges customers in Maryland, Virginia and the District of Columbia to reflect the impact of the Tax Act. These applications proposed to reduce rates in these jurisdictions by a combined amount of $39.5 million annually, until base rates are reestablished in a general rate case. As described further below, the portion of this reduction in regulated revenues represented by the re-measurement of deferred tax assets and liabilities was recorded as a net regulatory liability under ASC 980, Regulated Operations. The net regulatory liability recorded is the amount we consider probable of regulatory treatment and will be refunded to customers in future periods. In addition, a portion of this reduction in regulated revenues relates to the federal tax expense included in current base rates that needs to be adjusted to the new federal rate of 21% effective January 1, 2018. Through the nine months ended June 30, 2018, revenues have been lowered by $25.1 million to reflect the regulatory impact of the Tax Act.
Items for which the accounting is not yet complete as of the end of the quarter but for which we have recorded provisional amounts at June 30, 2018 which are subject to adjustment during the measurement period:
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
The effect of the re-measurement at a federal tax rate of 21% resulted in a net decrease in consolidated deferred tax liabilities in the amount of $440.8 million, including net tax gross-up. Of this amount, $418.9 million is attributable to the regulated utility and $21.9 million is attributable to non-utility operations. Of the amount related to utility operations, the net decrease in plant-related deferred tax liabilities was $319.4 million before tax gross-up. In addition, an increase in income tax expense of $6.2 million attributable to the regulated utility was recorded as a discrete item. Of the amount related to non-utility operations, a $21.9 million tax benefit was recorded as a discrete item as a result of the re-measurement of deferred tax liabilities. In addition, the re-measurement of the deferred tax liability associated with WGL’s uncertain tax position was a decrease in the amount of $14.8 million. A reserve for uncertain tax benefits related to prior years would generally not be re-measured if the tax exposure related to prior years. However, WGL’s reserve for uncertain tax benefits relates solely to repair deductions for which the tax consequence of any disallowed deductions related to these timing differences is expected to be prospective only.
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
All physically and financially settled contracts under our asset optimization program are reported on a net basis in the statements of income in “Utility cost of gas.” Total net margins recorded to “Utility cost of gas” after sharing and management fees associated with all asset optimization transactions for the three months ended June 30, 2018 were a net gain of $1.9 million, including an unrealized loss of $3.8 million. During the three months ended June 30, 2017, we recorded a net gain of $9.1 million, including an unrealized gain of $3.2 million. Total net margins recorded for the nine months ended June 30, 2018 was a net gain of $26.5 million, including an unrealized gain of $7.0 million. During the nine months ended June 30, 2017, we recorded a net gain of $62.5 million, including an unrealized gain of $39.7 million.
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
WGL had $250 million of 30-year forward starting interest rate swaps which settled in January 2018. Through December 2016, WGL had designated these interest rate swaps as cash flow hedges in anticipation of a 30-year debt issuance in January 2018, and reported the effective portion of changes in fair value as a component of other comprehensive income (loss). As a result of certain covenants related to the proposed merger with AltaGas, in January 2017, WGL de-designated these hedges as it was no longer probable that the debt would be issued and any further changes in the fair value of the interest rate swaps were recorded in interest expense. As of June 30, 2018, WGL believed that the debt issuance was still reasonably possible to occur, therefore, the fair value of the swaps prior to the dedesignation in the amount of $6.4 million is recorded in accumulated other comprehensive income at June 30, 2018. Subsequent to the merger on July 6, 2018, the debt issuance is no longer reasonably possible of occurring and, therefore, the $6.4 million gain recorded in accumulated other comprehensive will be recorded to income during the quarter ending September 30, 2018. In January 2018, WGL settled these swaps for a gain of $13.8 million. For the nine months ended June 30, 2018, we recorded income of $13.2 million to interest expense related to these swaps. We did not record any income or expenses related to these swaps for the three months ended June 30, 2018. Refer to Note 17—Subsequent Events for a discussion of the merger.
WGL's comprehensive income (loss) also includes amounts for settled hedges related to prior debt issuances, which are being amortized to income over the life of the outstanding debt. The amortization was minimal for the nine months ended June 30, 2018 and 2017.
Consolidated Operations
Reflected in the tables below is information for WGL as well as Washington Gas. The information for WGL includes derivative instruments for both utility and non-utility operations.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

At June 30, 2018 and September 30, 2017, respectively, the absolute notional amounts of our derivatives were as follows:

Absolute Notional Amounts of Open Positions on Derivative Instruments
Derivative transactions	WGL Holdings, Inc.	Washington Gas
June 30, 2018	Notional Amounts
Natural Gas (In millions of therms)
Asset optimization & trading	24,569.9	11,698.4
Retail sales	117.1	—
Other risk-management activities	1,453.7	1,101.2
Electricity (In millions of kWhs)
Retail sales	8,408.4	—
Other risk-management activities(a)	26,355.3	—
September 30, 2017
Natural Gas (In millions of therms)
Asset optimization & trading	21,663.5	11,223.0
Retail sales	124.3	—
Other risk-management activities	1,546.7	1,181.0
Electricity (In millions of kWhs)
Retail sales	10,011.7	—
Other risk-management activities(a)	22,962.1	—
Interest Rate Swaps (In millions of dollars)	$250.0	—
(a)Comprised primarily of financial swaps, financial transmission rights and physical forward purchases.
The following tables present the balance sheet classification for all derivative instruments as of June 30, 2018 and September 30, 2017.

WGL Holdings, Inc. Balance Sheet Classification of Derivative Instruments(b)
(In millions)
As of June 30, 2018	Gross Derivative Assets	Gross Derivative Liabilities	Netting of Collateral	Total(a)
Current Assets—Derivatives	$16.3	$(4.2)	$—	$12.1
Deferred Charges and Other Assets—Derivatives	19.6	—	—	19.6
Accounts payable	(0.5)	—	—	(0.5)
Current Liabilities—Derivatives	22.6	(45.0)	2.3	(20.1)
Deferred Credits—Derivatives	10.9	(135.5)	10.2	(114.4)
Total	$68.9	$(184.7)	$12.5	$(103.3)
As of September 30, 2017
Current Assets—Derivatives	$26.6	$(11.3)	$—	$15.3
Deferred Charges and Other Assets—Derivatives	38.9	(0.4)	(0.1)	38.4
Accounts payable	1.0	—	—	1.0
Current Liabilities—Derivatives	10.9	(57.0)	2.1	(44.0)
Deferred Credits—Derivatives	19.2	(148.8)	7.0	(122.6)
Total	$96.6	$(217.5)	$9.0	$(111.9)

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Washington Gas Light Company Balance Sheet Classification of Derivative Instruments(b)
(In millions)
As of June 30, 2018	Gross Derivative Assets	Gross Derivative Liabilities	Netting of Collateral	Total(a)
Current Assets—Derivatives	$1.4	$—	$—	$1.4
Deferred Charges and Other Assets—Derivatives	9.1	—	—	9.1
Current Liabilities—Derivatives	3.5	(20.5)	0.7	(16.3)
Deferred Credits—Derivatives	—	(98.1)	—	(98.1)
Total	$14.0	$(118.6)	$0.7	$(103.9)
As of September 30, 2017
Current Assets—Derivatives	$7.5	$(2.4)	$—	$5.1
Deferred Charges and Other Assets—Derivatives	16.5	(0.3)	—	16.2
Current Liabilities—Derivatives	—	(30.3)	—	(30.3)
Deferred Credits—Derivatives	—	(112.3)	—	(112.3)
Total	$24.0	$(145.3)	$—	$(121.3)
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
(b)We did not have any derivative instruments outstanding that were designated as hedging instruments at June 30, 2018 or September 30, 2017.
The following table presents all gains and losses associated with derivative instruments for the three and nine months ended June 30, 2018 and 2017.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Gains and (Losses) on Derivative Instruments
(In millions)	WGL Holdings, Inc.		Washington Gas
Three Months Ended June 30,	2018	2017	2018	2017
Recorded to income
Operating revenues—non-utility	$(22.5)	$8.3	$—	$—
Utility cost of gas	(4.5)	5.5	(4.5)	5.5
Non-utility cost of energy-related sales	10.7	(0.8)	—	—
Interest expense	(0.1)	(7.9)	—	—
Recorded to regulatory assets
Gas costs	(9.0)	6.4	(9.0)	6.4
Recorded to other comprehensive income	0.1	0.1	—	—
Total	$(25.3)	$11.6	$(13.5)	$11.9
Nine Months Ended June 30,	2018	2017	2018	2017
Recorded to income
Operating revenues—non-utility	$(26.2)	$25.8	$—	$—
Utility cost of gas	(4.1)	40.0	(4.1)	40.0
Non-utility cost of energy-related sales	12.3	25.9	—	—
Interest expense	12.7	(5.4)	—	—
Recorded to regulatory assets
Gas costs	(11.3)	62.6	(11.3)	62.6
Recorded to other comprehensive income	0.2	49.6	—	—
Total	$(16.4)	$198.5	$(15.4)	$102.6

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
The table below presents collateral not offset against derivative assets and liabilities at June 30, 2018 and September 30, 2017, respectively.

Collateral Not Offset Against Derivative Assets and Liabilities (In millions)
June 30, 2018	Collateral deposits posted with counterparties	Cash collateral held representing an obligation
Washington Gas	$10.9	$20.5
WGL Energy Services	14.7	—
WGL Midstream	22.0	0.4
September 30, 2017
Washington Gas	$3.7	$0.1
WGL Energy Services	23.7	—
WGL Midstream	44.4	1.6
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
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Certain derivative instruments of WGL, Washington Gas, WGL Energy Services and WGL Midstream contain contract provisions that require collateral to be posted if the credit rating of Washington Gas or WGL falls below certain levels or if counterparty exposure to WGL, Washington Gas, WGL Energy Services or WGL Midstream exceeds a certain level (credit-related contingent features). Due to counterparty exposure levels, at June 30, 2018, WGL Energy Services posted $8.1 million of collateral related to its derivative liabilities that contained credit-related contingent features. At September 30, 2017, WGL Energy Services posted $8.6 million of collateral related to these aforementioned derivative liabilities. At June 30, 2018 and September 30, 2017, WGL was not required to post collateral related to a derivative liability that contained a credit-related contingent feature. At both June 30, 2018 and September 30, 2017, Washington Gas and WGL Midstream were not required to post any collateral related to their respective derivative liabilities that contained credit-related contingent features. The following table shows the aggregate fair value of all derivative instruments with credit-related contingent features that are in a liability position, as well as the maximum amount of collateral that would be required if the most intrusive credit-risk-related contingent features underlying these agreements were triggered on June 30, 2018 and September 30, 2017, respectively.

Potential Collateral Requirements for Derivative Liabilities with Credit-Risk-Contingent Features
(In millions)	WGL Holdings, Inc.	Washington Gas
June 30, 2018
Derivative liabilities with credit-risk-contingent features	$8.4	$0.7
Maximum potential collateral requirements	$1.7	$0.7
September 30, 2017
Derivative liabilities with credit-risk-contingent features	$25.0	$2.8
Maximum potential collateral requirements	$21.9	$2.8
We do not enter into derivative contracts for speculative purposes.
Concentration of Credit Risk
We are exposed to credit risk from derivative instruments with wholesale counterparties, which is represented by the fair value of these instruments at the reporting date. We actively monitor and work to minimize counterparty concentration risk through various practices. At June 30, 2018, three counterparties each represented over 10% of Washington Gas’ credit exposure to wholesale derivative counterparties for a total credit risk of $18.1 million; three counterparties each represented over 10% of WGL Energy Services’ credit exposure to wholesale counterparties for a total credit risk of $0.6 million; and two counterparties each represented over 10% of WGL Midstream’s credit exposure to wholesale counterparties for a total credit risk of $12.0 million.
WEATHER-RELATED INSTRUMENTS
WGL Energy Services utilizes weather-related instruments for managing the financial effects of weather risks. These instruments cover a portion of WGL Energy Services’ estimated revenue or energy-related cost exposure to variations in heating or cooling degree days. These contracts provide for payment to WGL Energy Services of a fixed-dollar amount for every degree day over or under specific levels during the calculation period depending upon the type of contract executed. For the three months ended June 30, 2018, WGL Energy Services recorded no pre-tax gain or loss. For the three months ended June 30, 2017, WGL Energy Services recorded a pre-tax loss of $0.3 million. During the nine months ended June 30, 2018 and 2017, WGL Energy Services recorded pre-tax gains of $3.9 million and $1.4 million, respectively, related to these instruments included in "Non-utility cost of energy related sales" in the accompanying condensed consolidated statements of income.

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
Level 1.Level 1 of the fair value hierarchy consists of assets or liabilities that are valued using observable inputs based upon unadjusted quoted prices in active markets for identical assets or liabilities at the reporting date. WGL did not have any Level 1 derivatives at June 30, 2018 or September 30, 2017.
Level 2.Level 2 of the fair value hierarchy consists of assets or liabilities that are valued using directly or indirectly observable inputs either corroborated with market data or based on exchange traded market data. Level 2 includes fair values based on industry-standard valuation techniques that consider various assumptions: (i) quoted forward prices, including the use of mid-market pricing within a bid/ask spread; (ii) discount rates; (iii) implied volatility and (iv) other economic factors. Substantially all of these assumptions are observable throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the relevant market. At June 30, 2018 and September 30, 2017, Level 2 financial assets and liabilities included energy-related physical and financial derivative transactions such as forward, option and other contracts for deliveries at active market locations, as well as our interest rate swaps.
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
At June 30, 2018 and September 30, 2017, Level 3 derivative assets and liabilities included: (i) physical contracts valued at illiquid market locations with no observable market data; (ii) long-dated positions where observable pricing is not available over the majority of the life of the contract; (iii) contracts valued using historical spot price volatility assumptions and (iv) valuations using indicative broker quotes for inactive market locations.
 The following tables set forth financial instruments recorded at fair value as of June 30, 2018 and September 30, 2017, respectively. A financial instrument’s classification within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

WGL Holdings, Inc. Fair Value Measurements Under the Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Total
At June 30, 2018
Assets
Natural gas related derivatives	$—	$21.7	$36.6	$58.3
Electricity related derivatives	—	1.0	9.6	10.6
Total Assets	$—	$22.7	$46.2	$68.9
Liabilities
Natural gas related derivatives	$—	$(21.1)	$(144.7)	$(165.8)
Electricity related derivatives	—	(1.2)	(17.7)	(18.9)
Total Liabilities	$—	$(22.3)	$(162.4)	$(184.7)
At September 30, 2017
Assets
Natural gas related derivatives	$—	$18.4	$52.8	$71.2
Electricity related derivatives	—	0.1	15.5	$15.6
Interest rate derivatives	—	9.8	—	$9.8
Total Assets	$—	$28.3	$68.3	$96.6
Liabilities
Natural gas related derivatives	$—	$(15.5)	$(167.4)	$(182.9)
Electricity related derivatives	—	(4.1)	(21.7)	(25.8)
Interest rate derivatives	—	(8.8)	—	(8.8)
Total Liabilities	$—	$(28.4)	$(189.1)	$(217.5)

Washington Gas Light Company Fair Value Measurements Under the Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Total
At June 30, 2018
Assets
Natural gas related derivatives	$—	$3.7	$10.3	$14.0
Total Assets	$—	$3.7	$10.3	$14.0
Liabilities
Natural gas related derivatives	$—	$(4.7)	$(113.9)	$(118.6)
Total Liabilities	$—	$(4.7)	$(113.9)	$(118.6)
At September 30, 2017
Assets
Natural gas related derivatives	$—	$7.0	$17.0	$24.0
Total Assets	$—	$7.0	$17.0	$24.0
Liabilities
Natural gas related derivatives	$—	$(5.7)	$(139.6)	$(145.3)
Total Liabilities	$—	$(5.7)	$(139.6)	$(145.3)
The following table includes quantitative information about the significant unobservable inputs used in the fair value measurement of our Level 3 financial instruments and the respective fair values of the net derivative asset and liability positions, by contract type, as of June 30, 2018 and September 30, 2017.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Quantitative Information about Level 3 Fair Value Measurements
(In millions)	Net Fair Value June 30, 2018	Valuation Techniques	Unobservable Inputs	Range

WGL Holdings, Inc.
Natural gas related derivatives	$(104.8)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	$(1.638) - $2.753
		Option Model	Natural Gas Basis Price (per dekatherm)	$(0.920) - $2.718
	$(3.3)		Annualized Volatility of Spot Market Natural Gas	30.2% - 901.0%
Electricity related derivatives	$(8.1)	Discounted Cash Flow	Electricity Congestion Price (per megawatt hour)	$(6.075) - $57.200

Washington Gas Light Company
Natural gas related derivatives	$(103.6)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	$(0.980) - $0.108

(In millions)	Net Fair Value September 30, 2017

WGL Holdings, Inc.
Natural gas related derivatives	$(112.4)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	$(2.095) - $2.805
		Option Model	Natural Gas Basis Price (per dekatherm)	$(2.095) - $2.358
	$(2.2)		Annualized Volatility of Spot Market Natural Gas	28.7% - 566.8%
Electricity related derivatives	$(6.2)	Discounted Cash Flow	Electricity Congestion Price (per megawatt hour)	$(2.736) - $56.500

Washington Gas Light Company
Natural gas related derivatives	$(122.6)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	$(1.928) - $2.805
The following tables are a summary of the changes in the fair value of our derivative instruments that are measured at net fair value on a recurring basis in accordance with ASC Topic 820 using significant Level 3 inputs during the three and nine months ended June 30, 2018 and 2017, respectively.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
	WGL Holdings, Inc.			Washington Gas Light Company
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Total	Total - Natural Gas Related Derivatives
Three Months Ended June 30, 2018
Balance at April 1, 2018	$(85.0)	$(10.3)	$(95.3)	$(89.0)
Realized and unrealized gains (losses)
Recorded to income	(13.7)	4.6	(9.1)	(3.5)
Recorded to regulatory assets—gas costs	(7.6)	—	(7.6)	(7.6)
Transfers into Level 3	(7.1)	—	(7.1)	(7.0)
Transfers out of Level 3	0.1	—	0.1	—
Purchases	—	(2.5)	(2.5)	—
Settlements	5.2	0.1	5.3	3.5
Balance at June 30, 2018	$(108.1)	$(8.1)	$(116.2)	$(103.6)
Three Months Ended June 30, 2017
Balance at April 1, 2017	$(150.2)	$(8.4)	$(158.6)	$(155.4)
Realized and unrealized gains (losses)
Recorded to income	(6.0)	1.7	(4.3)	2.9
Recorded to regulatory assets—gas costs	3.0	—	3.0	3.0
Transfers into Level 3	0.1	—	0.1	—
Purchases	—	2.0	2.0	—
Settlements	0.8	0.9	1.7	(1.2)
Balance at June 30, 2017	$(152.3)	$(3.8)	$(156.1)	$(150.7)
Nine Months Ended June 30, 2018
Balance at October 1, 2017	$(114.6)	$(6.2)	$(120.8)	$(122.6)
Realized and unrealized gains (losses)
Recorded to income	(28.8)	3.0	(25.8)	(8.0)
Recorded to regulatory assets—gas costs	(15.6)	—	(15.6)	(15.6)
Transfers into Level 3	(6.8)	—	(6.8)	(6.8)
Transfers out of Level 3	8.9	—	8.9	9.0
Settlements	48.8	(4.9)	43.9	40.4
Balance at June 30, 2018	$(108.1)	$(8.1)	$(116.2)	$(103.6)
Nine Months Ended June 30, 2017
Balance at October 1, 2016	$(264.1)	$(9.1)	$(273.2)	$(251.6)
Realized and unrealized gains (losses)
Recorded to income	46.6	(2.5)	44.1	34.7
Recorded to regulatory assets—gas costs	55.4	—	55.4	55.4
Transfers into Level 3	(0.7)	—	(0.7)	(0.4)
Transfers out of Level 3	(0.5)	—	(0.5)	(0.3)
Purchases	—	(1.0)	(1.0)	—
Settlements	11.0	8.8	19.8	11.5
Balance at June 30, 2017	$(152.3)	$(3.8)	$(156.1)	$(150.7)
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
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

The table below sets forth the line items on the statements of income to which amounts are recorded for the three and nine months ended June 30, 2018 and 2017, respectively, related to fair value measurements using significant Level 3 inputs.

Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
	WGL Holdings, Inc.			Washington Gas Light Company
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Total	Total - Natural Gas Related Derivatives
Three Months Ended June 30, 2018
Operating revenues—non-utility	$(10.9)	$(6.9)	$(17.8)	$—
Utility cost of gas	(3.5)	—	(3.5)	(3.5)
Non-utility cost of energy-related sales	0.7	11.5	12.2	—
Total	$(13.7)	$4.6	$(9.1)	$(3.5)
Three Months Ended June 30, 2017
Operating revenues—non-utility	$(8.9)	$(1.1)	$(10.0)	$—
Utility cost of gas	2.9	—	2.9	2.9
Non-utility cost of energy-related sales	—	2.8	2.8	—
Total	$(6.0)	$1.7	$(4.3)	$2.9
Nine Months Ended June 30, 2018
Operating revenues—non-utility	$(18.3)	$(10.7)	$(29.0)	$—
Utility cost of gas	(8.0)	—	(8.0)	(8.0)
Non-utility cost of energy-related sales	(2.5)	13.7	11.2	—
Total	$(28.8)	$3.0	$(25.8)	$(8.0)
Nine Months Ended June 30, 2017
Operating revenues—non-utility	$6.3	$(9.6)	$(3.3)	$—
Utility cost of gas	34.7	—	34.7	34.7
Non-utility cost of energy-related sales	5.6	7.1	12.7	—
Total	$46.6	$(2.5)	$44.1	$34.7
Unrealized gains (losses) attributable to derivative assets and liabilities measured using significant Level 3 inputs were recorded as follows, for the three and nine months ended June 30, 2018 and 2017, respectively.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Unrealized Gains (Losses) Recorded for Level 3 Measurements
	WGL Holdings, Inc.			Washington Gas Light Company
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Total	Total - Natural Gas Related Derivatives
Three Months Ended June 30, 2018
Recorded to income
Operating revenues—non-utility	$(9.3)	$(4.8)	$(14.1)	$—
Utility cost of gas	(5.9)	—	(5.9)	(5.9)
Non-utility cost of energy-related sales	0.6	8.9	9.5	—
Recorded to regulatory assets—gas costs	(9.9)	—	(9.9)	(9.9)
Total	$(24.5)	$4.1	$(20.4)	$(15.8)
Three Months Ended June 30, 2017
Recorded to income
Operating revenues—non-utility	$(7.1)	$5.1	$(2.0)	$—
Utility cost of gas	2.6	—	2.6	2.6
Non-utility cost of energy-related sales	(0.2)	2.0	1.8	—
Recorded to regulatory assets—gas costs	2.7	—	2.7	2.7
Total	$(2.0)	$7.1	$5.1	$5.3
Nine Months Ended June 30, 2018
Recorded to income
Operating revenues—non-utility	$(16.9)	$(13.5)	$(30.4)	$—
Utility cost of gas	(1.3)	—	(1.3)	(1.3)
Non-utility cost of energy-related sales	2.0	15.0	17.0	—
Recorded to regulatory assets—gas costs	(5.4)	—	(5.4)	(5.4)
Total	$(21.6)	$1.5	$(20.1)	$(6.7)
Nine Months Ended June 30, 2017
Recorded to income
Operating revenues—non-utility	$5.2	$4.0	$9.2	$—
Utility cost of gas	22.4	—	22.4	22.4
Non-utility cost of energy-related sales	(0.1)	8.4	8.3	—
Recorded to regulatory assets—gas costs	38.0	—	38.0	38.0
Total	$65.5	$12.4	$77.9	$60.4
The following table presents the carrying amounts and estimated fair values of our financial instruments at June 30, 2018 and September 30, 2017.

WGL Holdings, Inc. Fair Value of Financial Instruments
	June 30, 2018		September 30, 2017
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Money market funds(a)	$40.9	$40.9	$11.8	$11.8
Commercial paper (b)	$402.0	$402.0	$505.0	$505.0
Project financing (b)	$27.5	$27.5	$54.8	$54.8
Long-term debt(c)	$1,879.3	$1,942.2	$1,430.9	$1,577.3

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Washington Gas Light Company Fair Value of Financial Instruments
	June 30, 2018		September 30, 2017
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Money market funds (a)	$39.4	$39.4	$4.8	$4.8
Commercial paper (b)	$—	$—	$123.0	$123.0
Project financing (b)	$15.5	$15.5	$43.8	$43.8
Long-term debt (c)	$1,084.8	$1,146.9	$1,134.5	$1,271.0
(a) Balance is located in cash and cash equivalents in the accompanying balance sheets. These amounts may be offset by outstanding checks.
(b) Balance is located in notes payable in the accompanying balance sheets.
(c) Excludes current maturities.
Our money market funds are Level 1 valuations and their carrying amount approximates fair value. Other short-term investments are primarily overnight investment accounts; their carrying amount approximates fair value based on Level 2 inputs. The maturity of our commercial paper outstanding at both June 30, 2018 and September 30, 2017 is under 30 days. Due to the short-term nature of these notes, the carrying cost of our commercial paper approximates fair value using Level 2 inputs. Due to the nature of our project financing arrangements, the carrying cost approximates fair value using Level 2 inputs. Neither WGL’s nor Washington Gas’ long-term debt is actively traded. The fair value of long-term debt was estimated based on the quoted market prices of the U.S. Treasury issues having a similar term to maturity, adjusted for the credit quality of the debt issuer, WGL or Washington Gas. Our long-term debt fair value measurement is classified as Level 3.
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

NOTE 10. OPERATING SEGMENT REPORTING
We have four reportable operating segments: regulated utility, retail energy-marketing, commercial energy systems and midstream energy services. The division of these segments into separate revenue generating components is based upon regulation, products and services. Our chief operating decision maker is the WGL Chief Executive Officer and we evaluate segment performance based on Earnings Before Interest and Taxes (EBIT). EBIT is defined as earnings before interest and taxes, net of amounts attributable to non-controlling interests. Items we do not include in EBIT are interest expense, intercompany financing activity, dividends on Washington Gas preferred stock, and income taxes. EBIT includes transactions between reportable segments. We also evaluate our operating segments based on other relevant factors, such as penetration into their respective markets and return on equity.
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

Administrative and business development activity costs associated with WGL and Washington Gas Resources and activities and transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our four operating segments, are aggregated as “Other Activities” in the Operating Segment Financial Information presented below. Results for other activities primarily relate to costs associated with the merger with AltaGas.
The following tables present operating segment information for the three and nine months ended June 30, 2018 and 2017.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Operating Segment Financial Information
(In thousands)	Operating Revenues	Depreciation and Amortization	Equity in Earnings of Unconsolidated Affiliates	EBIT	Total Assets	Capital Expenditures	Equity Method Investments
Three Months Ended June 30, 2018
Regulated utility	$199,512	$34,502	$—	$(5,965)	$5,053,930	$98,846	$—
Retail energy-marketing	219,397	270	—	10,763	506,397	—	—
Commercial energy systems(a)	21,324	5,599	—	13,332	1,087,374	39,271	—
Midstream energy services	(10,329)	4	7,065	(5,632)	1,082,676	—	677,404
Other activities	—	—	—	(2,671)	322,560	—	—
Eliminations(b)	(6,439)	13	—	(842)	(1,214,652)	—	—
Total consolidated	$423,465	$40,388	$7,065	$8,985	$6,838,285	$138,117	$677,404
Three Months Ended June 30, 2017
Regulated utility	$203,186	$33,217	$—	$11,226	$4,780,169	$72,750	$—
Retail energy-marketing	250,025	281	—	4,335	522,496	(125)	—
Commercial energy systems(a)	25,645	5,585	2,355	14,354	987,827	13,062	76,341
Midstream energy services	4,540	2	5,153	7,651	650,204	—	348,963
Other activities	—	—	—	(1,622)	354,465	—	—
Eliminations(b)	(9,032)	9	—	(138)	(921,668)	—	—
Total consolidated	$474,364	$39,094	$7,508	$35,806	$6,373,493	$85,687	$425,304
Nine Months Ended June 30, 2018
Regulated utility	$1,109,022	$102,531	$—	$243,469	$5,053,930	$246,425	$—
Retail energy-marketing	784,804	830	—	29,609	506,397	—	—
Commercial energy systems(a)	57,793	18,663	—	22,541	1,087,374	101,971	—
Midstream energy services	40,682	13	(14,457)	23,859	1,082,676	—	677,404
Other activities	—	—	—	(9,027)	322,560	—	—
Eliminations(b)	(29,945)	58	—	(3,269)	(1,214,652)	—	—
Total consolidated	$1,962,356	$122,095	$(14,457)	$307,182	$6,838,285	$348,396	$677,404
Nine Months Ended June 30, 2017
Regulated utility	$1,012,193	$97,349	$—	$279,114	$4,780,169	$281,043	$—
Retail energy-marketing	873,625	859	—	42,775	522,496	609	—
Commercial energy systems(a)	61,482	15,210	7,185	27,564	987,827	70,580	76,341
Midstream energy services	18,173	21	7,932	21,160	650,204	—	348,963
Other activities	—	—	—	(17,887)	354,465	—	—
Eliminations(b)	(39,872)	48	—	(502)	(921,668)	—	—
Total consolidated	$1,925,601	$113,487	$15,117	$352,224	$6,373,493	$352,232	$425,304
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

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table provides a reconciliation from EBIT to net income applicable to common stock.

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Total consolidated EBIT	$8,985	$35,806	$307,182	$352,224
Interest expense	20,593	25,062	48,427	55,552
Income tax expense	37,068	2,149	33,181	106,381
Dividends on Washington Gas Light Company preferred stock	330	330	990	990
Net income (loss) applicable to common stock	$(49,006)	$8,265	$224,584	$189,301
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
Under the voting interest model, we consolidate an entity when we have a controlling financial interest by holding directly or indirectly, more than 50% of the voting rights or by exercising control through substantive participating rights. However, we consider substantive rights held by other partners in determining if we hold a controlling financial interest, and in some cases, may not consolidate the entity despite owning more than 50% of the voting rights. We reevaluate whether we have a controlling financial interest in these entities when our voting or substantive participating rights change. Where we do not have a controlling financial interest, we apply the equity method of accounting.

We have investments in both consolidated and unconsolidated entities which are described in detail below. The unconsolidated investments are accounted for under the equity method of accounting with profits and losses included in “Equity in earnings of unconsolidated affiliates” in the accompanying Condensed Consolidated Statements of Income, and the unconsolidated investment balances included in “Investments in unconsolidated affiliates” in the accompanying Condensed Consolidated Balance Sheets.  Consolidated investments are accounted for under the principles of consolidation with profits and losses included in the appropriate revenues and expenses lines in the accompanying Condensed Consolidated Statements of Income, and the consolidated investment balances are included in the appropriate assets and liabilities lines in the accompanying Condensed Consolidated Balance Sheets.  Profits and losses associated with non-controlling interests are included in “Net income (loss) attributable to non-controlling interest” in the accompanying Condensed Consolidated Statements of Income and are recorded to Non-controlling interest in the accompanying Condensed Consolidated Balance Sheets.
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

Consolidated Investments
Variable Interest Entity Investments-Solar
At June 30, 2018, WGL's subsidiary, WGSW, Inc. was the primary beneficiary of SFGF LLC (SFGF), SFRC, LLC (SFRC), SFGF II, LLC (SFGF II), ASD Solar LP (ASD) and SFEE LLC (SFEE), because of its ability to direct the activities most significant to the economic performance of those entities plus the right to receive potentially significant benefits or the obligation to absorb potentially significant losses. Accordingly, we have consolidated these VIE's.
SFGF, SFRC, and SFGF II
WGSW, along with its various tax equity partners, formed the tax equity partnerships SFGF, SFRC, and SFGF II to acquire, own, and operate distributed generation solar projects nationwide. WGSW is the managing member of these investments and will provide cash equal to the purchase price of the solar projects less any contributions from the tax-equity partner for projects sold into the partnerships. WGL Energy Systems is the developer of the projects and sells them to the partnerships, and is the operations and maintenance provider.

Profits and losses are allocated between the partners under the HLBV method of accounting and the portion allocated to the tax equity partner is included in “Net income (loss) attributable to non-controlling interest” on the accompanying Condensed Consolidated Statements of Income and is recorded to Non-controlling interest on the accompanying Condensed Consolidated Balance Sheets.

As of June 30, 2018, WGSW has contributed $16.8 million, $29.0 million and $20.1 million to SFGF, SFRC, and SFGF II respectively.
ASD

WGSW is the limited partner in ASD, a limited partnership formed to own and operate a portfolio of residential solar projects, primarily rooftop photovoltaic power generation systems. As the limited partner, WGSW provided funding to the partnership through the funding commitment period that ended in January 2014. As of June 30, 2018, WGSW has contributed $72.6 million into the tax equity partnership.

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

SFEE

On November 23, 2016, WGSW and a tax equity partner formed SFEE to acquire distributed generation solar projects that were to be developed and sold by a third-party developer or WGL Energy Systems. New projects were to be designed and constructed under long-term power purchase agreements. On November 8, 2017, WGSW terminated the Master Purchase Agreement between SFEE, LLC and the third-party developer. The termination triggered a reassessment of the method of accounting for SFEE and, as a result, SFEE is considered a VIE and is consolidated by WGSW. As of June 30, 2018, WGSW has contributed $6.5 million into the tax equity partnership.

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
Balance Sheet Location of Consolidated Investments
The carrying amounts and classification of the consolidated VIEs’ assets and liabilities included in our accompanying Condensed Consolidated Balance Sheets at June 30, 2018 and September 30, 2017 are as follows:
WGL Holdings, Inc.
Balance Sheet Location of Consolidated Investments

(in millions)	June 30, 2018	September 30, 2017
Current assets	$9.6	$4.4
Property, Plant and Equipment	202.2	121.7
Total assets	$211.8	$126.1
Current liabilities	0.4	0.2
Deferred credits	1.4	0.8
Total liabilities	$1.8	$1.0

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
At June 30, 2018 and September 30, 2017, WGL Midstream held a $415.3 million and $146.7 million, respectively, equity method investment in Meade. WGL Midstream plans to invest an estimated $450 million for a 55% interest in Meade. Although WGL Midstream holds greater than a 50% interest in Meade, Meade is not consolidated by WGL Midstream and instead is accounted for under the equity method of accounting. WGL Midstream is not the primary beneficiary of Meade as it does not have the power to direct the activities most significant to the economic performance of Meade. WGL Midstream applies the HLBV equity method of accounting and any profits and losses are included in “Equity in earnings of unconsolidated affiliates” in the accompanying Condensed Consolidated Statements of Income and are added to or subtracted from the carrying amount of WGL’s investment balance.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Our maximum financial exposure to loss because of our involvement with this VIE is equal to WGL Midstream's capital contributions.
Non-Variable Investment Entity Investments-Pipelines
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
At June 30, 2018 and September 30, 2017, WGL Midstream held a $121.0 million and $63.0 million equity method investment in Mountain Valley, respectively. WGL Midstream expects to invest approximately $350.0 million in scheduled capital contributions through the in-service date of the pipeline based on its pro rata share of project costs. The equity method is considered appropriate because Mountain Valley is an LLC with specific ownership accounts and ownership between five and fifty percent resulting in WGL Midstream maintaining a more than minor influence over the partnership operating and financing policies. Profits and losses are allocated under the HLBV method of accounting and are included in “Equity in earnings of unconsolidated affiliates” in the accompanying Condensed Consolidated Statements of Income and are added to or subtracted from the carrying amount of WGL’s investment balance.
In April 2018, WGL Midstream entered into a separate agreement with Mountain Valley to acquire a 5% equity interest in a project to build a lateral interstate natural gas pipeline (the MVP Southgate project). The proposed lateral pipeline will receive gas from the Mountain Valley Pipeline mainline in Pittsylvania County, Virginia and extend approximately 70 miles south to new delivery points in Rockingham and Alamance counties, North Carolina. The total commitment by WGL Midstream is expected to be approximately $17.0 million.
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
At June 30, 2018 and September 30, 2017, WGL Midstream held a $137.2 million and $136.7 million equity method investment in the Stonewall System, respectively. The equity method is considered appropriate because the Stonewall System is an LLC with specific ownership accounts and ownership between five and fifty percent resulting in WGL Midstream maintaining a more than minor influence over the partnership operating and financing policies. Profits and losses are allocated under the HLBV method of accounting and are included in “Equity in earnings of unconsolidated affiliates” in the accompanying Condensed Consolidated Statements of Income and are added to or subtracted from the carrying amount of WGL’s investment balance.
The carrying amount of WGL Midstream's investment in the Stonewall System exceeded the amount of the underlying equity in net assets by $10.1 million as of June 30, 2018, which is being amortized over the life of the assets.
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
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

In May 2016, Constitution filed actions in both the U.S. Circuit Court of Appeals for the Second Circuit (Second Circuit Court) and the U.S. District Court for the Northern District of New York, appealing the decision and seeking declaratory judgment that the State of New York’s permitting authority is preempted by federal law. In March 2017, the U.S. District Court for the Northern District of New York dismissed without prejudice Constitution's lawsuit claiming that New York's state law permit requirements are preempted by the Natural Gas Act. The Court concluded that it lacked subject matter jurisdiction because Constitution had not demonstrated a traceable injury in fact sufficient to establish standing. In August 2017, the Second Circuit Court issued a decision, declining to rule on Constitution’s argument that the NYSDEC’s decision on Constitution’s Section 401 application constitutes a waiver of the certification requirement. Constitution filed a petition for rehearing with the Second Circuit Court's decision, but in October 2017 the court denied the petition. In October 2017, Constitution filed a petition for declaratory order requesting FERC to find that, by operation of law, the Section 401 certification requirement for the New York State portion of Constitution’s pipeline project was waived due to the failure by the NYSDEC to act on Constitution’s Section 401 application within a reasonable period of time as required by the express terms of the statute. On January 11, 2018, the FERC denied the petition. On February 12, 2018, Constitution filed a request for rehearing with FERC, which was denied on July 19, 2018. On January 16, 2018, Constitution petitioned the U.S. Supreme Court to review the judgment of the Second Circuit Court, asserting that the Second Circuit Court’s decision conflicts with the decisions of the U.S. Supreme Court and federal Courts of Appeals on an important question of federal law. On April 30, 2018, the U.S. Supreme Court denied Constitution’s petition for writ of certiorari.
The project’s sponsors remain committed to the project, and as such, on June 25, 2018, Constitution requested FERC grant a 24-month extension on construction of the pipeline.
We evaluate our investment in Constitution for other than temporary impairment. Our impairment assessment uses income and market approaches in determining the fair value of our investment in Constitution. Refer to Note 9 - Fair Value Measurements. We recorded an other than temporary impairment charge of $34.0 million to “Equity in earnings of unconsolidated affiliates”, and recorded a reversal to “Operation and maintenance” expense of a previously recognized expense of $3.0 million during the second quarter of fiscal year 2018. We evaluated our remaining investment at June 30, 2018, and determined that there was no additional impairment. There could be additional losses in the value of the investment beyond the impairment charge already taken. However, we believe that recoveries from the sale of the inventories held by Constitution will mostly offset these expenditures. We also continue to incur legal fees associated with the project. At June 30, 2018, and September 30, 2017, WGL Midstream held a $3.9 million and $38.1 million equity method investment in Constitution, respectively.
The following tables present summary information about our unconsolidated investments:
WGL Holdings, Inc.
Balance Sheet Location of Unconsolidated Investments

	Solar Investments	Pipelines
(in millions)	Non-VIEs(a)	VIEs(b)	Non-VIEs(c)	Total
June 30, 2018
Assets
Investments in unconsolidated affiliates	$—	$415.3	$262.1	$677.4
Total assets	$—	$415.3	$262.1	$677.4
September 30, 2017
Assets
Investments in unconsolidated affiliates	$9.6	$146.7	$237.9	$394.2
Total assets	$9.6	$146.7	$237.9	$394.2
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
The following table presents the receivables from and payables to associated companies as of June 30, 2018 and September 30, 2017.

Washington Gas Receivables From / Payables To Associated Companies
(In millions)	June 30, 2018	September 30, 2017
Receivables from associated companies	$33.6	$32.4
Payables to associated companies	$109.3	$94.8
Washington Gas provides gas balancing services related to storage, injections, withdrawals and deliveries to all energy marketers participating in the sale of natural gas on an unregulated basis through the customer choice programs that operate in its service territory. These balancing services include the sale of natural gas supply commodities related to various peaking arrangements contractually supplied to Washington Gas and then partially allocated and assigned by Washington Gas to the energy marketers, including WGL Energy Services. Washington Gas records revenues for these balancing services pursuant to tariffs approved by the appropriate regulatory bodies. These related party amounts for balancing services provided to WGL Energy Services have been eliminated in the consolidated financial statements of WGL. The following table shows the amounts Washington Gas charged WGL Energy Services for balancing services which are located in "Utility Operating Revenues".

Washington Gas - Gas Balancing Service Charges
	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions)	2018	2017	2018	2017
Gas balancing service charge	$4.3	$4.2	$15.3	$19.9

As a result of these balancing services, an imbalance is created for volumes of natural gas received by Washington Gas that are not equal to the volumes of natural gas delivered to customers of the energy marketers. At June 30, 2018 and September 30, 2017, WGL Energy Services recognized accounts receivable from Washington Gas of $7.4 million and $1.4 million respectively, related to an imbalance in gas volumes. Due to regulatory treatment, these payables and receivables are not eliminated in the consolidated financial statements of WGL. Refer to Note 1—Accounting Policies of the Notes to Consolidated Financial Statements of our combined Annual Report on Form 10-K for the fiscal year ended September 30, 2017 for further discussion of these imbalance transactions.
Washington Gas participates in a purchase of receivables (POR) program as approved by the Maryland Public Service Commission (PSC of MD), whereby it purchases receivables from participating energy marketers at approved discount rates. In

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

addition, WGL Energy Services participates in POR programs with certain Maryland and Pennsylvania utilities, whereby it sells its receivables to various utilities, including Washington Gas, at approved discount rates. The receivables purchased by Washington Gas are included in “Accounts receivable” in the accompanying balance sheet. Any activity between Washington Gas and WGL Energy Services related to the POR program has been eliminated in the accompanying financial statements for WGL. At June 30, 2018 and September 30, 2017, Washington Gas had balances of $4.0 million and $3.2 million, respectively, of purchased receivables from WGL Energy Services which are located in "Accounts receivable".

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
In Virginia, the application was dismissed on March 15, 2018 and Washington Gas will file a new general rate case in July 2018. On June 29, 2018, the PSC of DC approved the settlement agreement, reflecting an annual reduction in Washington Gas’ distribution rates of $8.3 million, effective for service rendered on or after July 1, 2018. The settling parties were directed to file a joint proposal, by August 1, 2018, depicting the regulatory liability balance for the period January 1, 2018 through June 30, 2018, which will be refunded to customers through a one-time bill credit beginning with Washington Gas’ December 2018 billing cycle.
Washington Gas has recorded regulatory liabilities, representing the amounts owed to customers for reduced rates between January 1, 2018 and June 30, 2018 of 11.5 million and $5.4 million, for Virginia and the District of Columbia respectively. Please refer to Note 7— Income taxes for more information.
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
FINANCIAL GUARANTEES
WGL has guaranteed payments primarily for certain commitments on behalf of some of its subsidiaries. WGL has also guaranteed payments for certain of our external partners. At June 30, 2018, the maximum potential amount of future payments under the guarantees for external parties totaled $0.6 million.
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
Separately, Antero has initiated suit against Washington Gas and WGL Midstream, claiming that they have failed to purchase specified daily quantities of gas and seeking alleged cover damages exceeding $100 million as of April 4, 2018, according to Antero's complaint. Washington Gas and WGL Midstream oppose both the validity and amount of Antero’s claim. WGL believes any loss associated with these claims to be remote and therefore, no accrual was made as of June 30, 2018.  In December 2017, WGL Midstream amended its purchase contract with Antero and, effective February 1, 2018, is no longer obligated to purchase gas at the delivery point that is the subject of these disputes.
SILVER SPRING, MARYLAND INCIDENT
Washington Gas continues to support the investigation by the NTSB into the August 10, 2016 explosion and fire at an apartment complex on Arliss Street in Silver Spring, Maryland, the cause of which has not been determined.  Additional information will be made available by the NTSB at the appropriate time. A total of 40 civil actions related to the incident have been filed against WGL and Washington Gas in the Circuit Court for Montgomery County, Maryland. All of these suits seek unspecified damages for personal injury and/or property damage. The one action seeking class action status has been amended to assert property damage and loss of use claims. We maintain excess liability insurance coverage from highly-rated insurers, subject to a nominal self-insured retention. We believe that this coverage will be sufficient to cover any significant liability to it that may result from this incident. Management is unable to determine a range of potential losses that are reasonably possible of occurring and therefore we have not recorded a reserve associated with this incident. Washington Gas was invited by the NTSB to be a party to the investigation and in that capacity, continues to work closely with the NTSB to help determine the cause of this incident.
MERGER WITH ALTAGAS
For a discussion of merger related commitments, refer to Note 17 — Subsequent Events of the Notes to Condensed Consolidated Financial Statements.
NOTE 14. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

The following table shows the components of net periodic benefit costs (income) recognized in our financial statements during the three and nine months ended June 30, 2018 and 2017.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Components of Net Periodic Benefit Costs (Income)
	Three Months Ended June 30,
	2018		2017
(In millions)	Pension Benefits	Health and Life Benefits	Pension Benefits	Health and Life Benefits
Service cost	$3.7	$1.3	$4.1	$1.4
Interest cost	9.9	2.9	9.6	2.9
Expected return on plan assets	(10.6)	(5.9)	(10.3)	(5.5)
Amortization of prior service cost (credit)	0.1	(4.4)	0.1	(4.4)
Amortization of net actuarial loss	3.9	—	5.5	0.2
Net periodic benefit cost (income)	7.0	(6.1)	9.0	(5.4)
Amount allocated to construction projects	(1.5)	1.2	(1.6)	1.1
Amount deferred as regulatory asset/liability—net	1.8	—	1.8	—
Amount charged (credited) to expense	$7.3	$(4.9)	$9.2	$(4.3)
	Nine Months Ended June 30,
	2018		2017
Service cost	$11.1	$3.9	$12.3	$4.3
Interest cost	29.7	8.7	28.8	8.7
Expected return on plan assets	(31.8)	(17.7)	(30.8)	(16.6)
Amortization of prior service cost (credit)	0.3	(13.2)	0.3	(13.2)
Amortization of net actuarial loss	11.7	—	16.5	0.6
Net periodic benefit cost (income)	21.0	(18.3)	27.1	(16.2)
Amount allocated to construction projects	(3.7)	3.2	(4.9)	3.5
Amount deferred as regulatory asset/liability—net	5.2	—	5.3	(0.1)
Amount charged (credited) to expense	$22.5	$(15.1)	$27.5	$(12.8)
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

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables show the changes in accumulated other comprehensive income (loss) for WGL and Washington Gas by component for the three and nine months ended June 30, 2018 and 2017.

WGL Holdings, Inc. Changes in Accumulated Other Comprehensive Loss by Component
(In thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Beginning Balance	$(5,547)	$(8,874)	$(5,997)	$(38,539)
Qualified cash flow hedging instruments(a)	53	51	158	49,556
Change in prior service credit(b)	(273)	(217)	(820)	(651)
Change in actuarial net loss(b)	530	588	1,587	1,763
Current-period other comprehensive income	310	422	925	50,668
Income tax expense related to other comprehensive income	83	235	248	20,816
Ending Balance	$(5,320)	$(8,687)	$(5,320)	$(8,687)

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

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Washington Gas Light Company Changes in Accumulated Other Comprehensive Loss by Component
(In thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Beginning Balance	$(4,147)	$(7,383)	$(4,522)	$(7,830)
Change in prior service credit(a)	(273)	(217)	(820)	(651)
Change in actuarial net loss(a)	530	588	1,587	1,763
Current-period other comprehensive income	257	371	767	1,112
Income tax expense related to other comprehensive income	69	145	204	439
Ending Balance	$(3,959)	$(7,157)	$(3,959)	$(7,157)
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

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

WGL Holdings Inc.

For the nine months ended June 30,	2018	2017
(In thousands)
CHANGES IN OPERATING ASSETS AND LIABILITIES
Accounts receivable and unbilled revenues—net	$(49,268)	$(112,725)
Gas costs and other regulatory assets/liabilities—net	31,100	(11,285)
Storage gas	119,217	(3,399)
Prepaid taxes	(4,711)	11,309
Accounts payable and other accrued liabilities	(10,911)	30,677
Customer deposits and advance payments	(1,325)	(24,908)
Accrued taxes	10,753	4,987
Other current assets	35,291	(17,386)
Other current liabilities	(9,298)	14,588
Deferred gas costs—net	26,212	12,702
Deferred assets—other	(20,424)	(10,890)
Deferred liabilities—other	3,837	76
Pension and other post-retirement benefits	(1,344)	(7,178)
Other—net	3,594	2,379
Changes in operating assets and liabilities	$132,723	$(111,053)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid (refunded)—net	$649	$(3,890)
Interest paid	$54,533	$53,027
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Extinguishment of project debt financing	$(28,312)	$(27,927)
Capital expenditure accruals included in accounts payable and other accrued liabilities	$40,986	$38,101
Dividends paid in common stock	$—	$1,362
Stock based compensation	$12,389	$6,564
Transfer of investments to fixed assets	$10,054	$30,114
Transfer of notes receivables to investments	$—	$10,031

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Washington Gas

For the nine months ended June 30,	2018	2017
(In thousands)
CHANGES IN OPERATING ASSETS AND LIABILITIES
Accounts receivable, unbilled revenues and receivables from associated companies—net	$(45,234)	$(109,427)
Gas costs and other regulatory assets/liabilities—net	31,100	(11,285)
Storage gas	38,076	15,270
Prepaid taxes	346	5,127
Accounts payable and other accrued liabilities, including payables to associated companies	8,179	32,724
Customer deposits and advance payments	(125)	(20,107)
Accrued taxes	10,350	2,928
Other current assets	(7,329)	(4,945)
Other current liabilities	(368)	37
Deferred gas costs—net	26,212	12,702
Deferred assets—other	(19,084)	(7,527)
Deferred liabilities—other	(10,233)	489
Pension and other post-retirement benefits	(1,426)	(7,178)
Other—net	3,255	2,550
Changes in operating assets and liabilities	$33,719	$(88,642)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid (refunded)—net	$(958)	$—
Interest paid	$31,061	$36,202
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Extinguishment of project debt financing	$(28,312)	$(27,927)
Capital expenditure accruals included in accounts payable and other accrued liabilities	$26,472	$28,666

NOTE 17. SUBSEQUENT EVENTS

MERGER WITH ALTAGAS

On January 25, 2017, WGL entered into an agreement and plan of Merger (Merger Agreement) to combine with AltaGas in an all cash transaction. The merger was consummated on July 6, 2018. The Merger Agreement provided for the merger of the Merger Sub, a newly formed indirect wholly-owned subsidiary of AltaGas with and into WGL, whereby WGL became an indirect wholly-owned subsidiary of AltaGas. Upon consummation of the merger, each share of WGL common stock issued and outstanding immediately prior to the closing was converted automatically into the right to receive $88.25 (Merger Consideration) in cash per share, without interest, less any applicable withholding taxes. Shares of WGL common stock held by WGL, AltaGas, the Merger Sub or any subsidiaries were not entitled to receive the Merger Consideration. All shares of WGL common stock ceased to be outstanding and were automatically canceled. Each share of the Merger Sub's issued and outstanding common stock at the time of the consummation of the merger was converted into one share of WGL common stock for a total of 100 WGL post-Merger shares owned by Wrangler 1 LLC, an indirect wholly-owned subsidiary of AltaGas (Wrangler 1). As a result of the Merger, WGL's common stock was delisted from the New York Stock Exchange.

In connection with the Merger, WGL established Wrangler SPE LLC., the SPE for the purposes of owning the common stock of Washington Gas in a bankruptcy remote entity. The SPE is a wholly-owned subsidiary of WGL. Following the consummation of the merger, all of Washington Gas’ outstanding shares of common stock are now owned by the SPE. The merger had no effect on the Washington Gas preferred stock, which continues to be outstanding.

Merger Approval Proceedings

District of Columbia

On April 24, 2017, AltaGas, WGL and Washington Gas (Applicants) filed an application with the PSC of DC seeking approval of the Merger Agreement. To approve the Merger Agreement, the PSC of DC needed to find that the merger taken as a whole is in the public interest. On May 8, 2018, Washington Gas, AltaGas, and other key stakeholders filed a proposed

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (concluded)
Notes to Condensed Consolidated Financial Statements (Unaudited)

unanimous settlement agreement and stipulation with the PSC of DC. On May 23, the PSC of DC issued an Order granting the parties’ request to reopen the record in the proceeding to permit consideration of the Settlement Agreement. On June 28, 2018, the PSC of DC issued an Order granting approval of the Settlement Agreement subject to conditions. The Applicants accepted the conditions set forth in the Order on July 2, 2018.

Maryland and Virginia

In April 2017, the Applicants filed applications with the PSC of MD and SCC of VA seeking approval of the Merger Agreement. Orders granting approval were received from the PSC of MD and the SCC of VA on April 4, 2018 and October 20, 2017, respectively.

On December 21, 2017, Washington Gas filed an application with the SCC of VA for approval of a new service agreement between Washington Gas and AltaGas Services (U.S.) Inc. (ASUS) for Washington Gas to receive centralized corporate services, and to authorize affiliate transactions for a period of five years. On March 15, 2018, the SCC of VA issued an Order directing Washington Gas to institute certain corrective measures (Revised Agreement) to the original Agreement. On July 25, 2018, Washington Gas filed with the SCC of VA a signed and executed copy of the approved Revised Agreement.

Other Federal Approvals

In addition to the approvals discussed above, AltaGas and WGL received the following approvals on the dates indicated:

•	FERC - July 6, 2017

•	Committee on Foreign Investment in the United States (CFIUS) - August 18, 2017

•	Federal Trade Commission and the Antitrust Division of the Department of Justice - July 17, 2017(a)

(a)The waiting period required by the Clayton Act, and the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended, expired on July 17, 2017.  The expiration of the Clayton Act’s waiting period deemed the merger approved by the Federal Trade Commission and the Department of Justice.

Merger Related Costs

Merger Commitments

Approval of the merger across all jurisdictions was conditioned upon AltaGas and WGL agreeing to certain financial commitments including: customer bill credits, funding for low-income weatherization and energy efficiency initiatives, public safety programs, energy educational programs, gas expansion fund contributions, workplace development initiatives, charitable contributions, and other required commitments. The commitments will be funded by AltaGas within various timeframes from 30 days to 10 years after the merger close. In addition, the commitments related to Maryland and the District of Columbia are subject to a Most Favored Nation (MFN) provision that may change the amount or nature of the commitments. We did not recognize any merger commitment liabilities on our consolidated financial statements as of June 30, 2018. The following table lists commitment obligations that will be recorded to “Operation and maintenance” expense on our Condensed Consolidated Financial Statements in the fourth quarter of fiscal year 2018.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Washington Gas Light Company Merger Commitments
(in millions)
Commitment Description	Amount
Customer bill credits	$56.4
Low-income weatherization and energy efficiency initiatives	4.5
Charitable contributions	13.5
Work place development initiatives	7.4
Gas expansion fund contributions	30.3
Public safety programs	0.5
Energy customer or education programs	22.8
Total merger commitments	$135.4

The following additional commitments by Washington Gas will have an impact on our consolidated financial statements when the transactions are incurred in the future:

1)	Hiring of three damage prevention trainers in each jurisdiction for a total of $2.8 million over 5 years;

2)
Investment of $70.0 million over a 10 year period to further extend natural gas service to areas within Washington Gas's service territory, which will be incorporated into Washington Gas's ongoing capital plan; and

3)	Spending $8.0 million on leak mitigation and reducing leak backlogs.

In addition, there are a number of operational commitments that will have a impact on the ongoing business of Washington Gas, including reductions of leak backlogs, conducting a root cause analysis related to customer service, increasing supplier diversity, achieving synergy savings benefits, developing protocols for moving meters from inside to outside customers’ premises, as well as reporting and tracking related to all the commitments.

Other Merger Related Costs

Upon consummation of the merger, it is anticipated that WGL will recognize merger related expenses in “Operation and maintenance” expense in the fourth quarter of fiscal year 2018 for the following items:

1)	$26.1 million for retention payments to senior executives and key employees and acceleration of stock-based incentive compensation plans;

2)	$29.7 million related to investment banking and legal fees owed upon completion of the merger; and

3)	$38.0 million impairment in “Net property, plant and equipment” associated with the merger.

Additional acceleration of stock-based incentive compensation plans and severance costs related to senior executives following the merger could be recognized in future quarters.

Pursuant to the Merger agreement, WGL contributed $61.8 million to rabbi trusts formed to fully satisfy certain outstanding employee benefit obligations immediately prior to the merger close.

We recognized merger transaction costs of $1.5 million and $2.3 million for the three and nine months ended June 30, 2018, and $0.8 million and $12.7 million for the three and nine months ended June 30, 2017, respectively, in “Operations and maintenance” in our Condensed Consolidated Statements of Income.

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

Regulated Utility Operating Segment

The regulated utility operating segment is composed of our core subsidiary, Washington Gas. Washington Gas engages in the delivery and sale of natural gas that is regulated by regulatory commissions in the District of Columbia, Maryland and Virginia. During the third fiscal quarter of 2018 compared to prior year, our utility earnings reflect higher customer growth. These favorable variances were offset by lower unrealized margins associated with our asset optimization program and higher operation and maintenance expenses primarily related to uncollectible accounts and higher system safety and integrity expenses.

Retail Energy-Marketing Operating Segment

We offer competitively priced natural gas, electricity and energy from renewable sources to customers through WGL Energy Services, our non-utility retail energy-marketing subsidiary. During the third fiscal quarter of 2018 compared to the prior year, this segment saw higher earnings reflecting higher unrealized margins; higher realized gas margins due to differences in storage injection timing; lower realized electric margins due to lower average unit margins and lower sales volume; and higher operating expenses.

Commercial Energy Systems Operating Segment
Through WGL Energy Systems and WGSW, we offer efficient and sustainable commercial energy solutions focused on owning and operating distributed generation assets such as Solar Photovoltaic (Solar PV) systems and upgrading energy

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

related systems of large government and commercial facilities. During the third fiscal quarter of 2018 compared to prior year, this segment had reduced earnings due to higher operating expenses in our commercial distributed generation business, partially offset by higher earnings from our investment distributed generation business, including investments in tax equity partnerships.

Midstream Energy Services Operating Segment
WGL Midstream specializes in the investment, management, development and optimization of natural gas storage and transportation midstream infrastructure projects. Lower results for the third fiscal quarter of 2018 compared to prior year primarily include lower mark-to-market valuations and lower margins associated with our storage strategies. This was partially offset by the impact of our contract with GAIL Global (USA) LNG LLC (GAIL) which recently came into effect, which provides for the sale of up to 430,000 dth/day of natural gas per day for a term of 20 years.

Other Activities
Activities and transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our four operating segments, are aggregated as “Other Activities” and are included as part of non-utility operations. Administrative and business development costs associated with WGL and Washington Gas Resources are also included in “Other Activities.” Results for the third fiscal quarter of 2018 compared to prior year reflect higher costs associated with the merger with AltaGas.

Merger with AltaGas
On January 25, 2017, WGL entered into the Merger Agreement to combine with AltaGas. The merger was finalized on July 6, 2018 and each share of WGL’s outstanding common stock was converted into the right to receive $88.25 in cash.
For further information on the merger, see "Safe Harbor and Forward-Looking Statements" in the Introduction and Item I, Note 17 — Subsequent Events to the Condensed Consolidated Financial Statements.
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
We have identified the following critical accounting policies that require our judgment and estimation, where the resulting estimates may have a material effect on the consolidated financial statements:

•	accounting for unbilled revenue;

•	accounting for regulated operations — regulatory assets and liabilities;

•	accounting for income taxes;

•	accounting for contingencies;

•	accounting for derivatives;

•	accounting for fair value instruments;

•	accounting for investments;

•	impairment of long-lived assets and equity method investments;

•	principles of consolidation and non-controlling interests and

•	accounting for pension and other post-retirement benefit plans.
For a description of these critical accounting policies, refer to Management’s Discussion within our combined Annual Report on Form 10-K for WGL and Washington Gas for the fiscal year ended September 30, 2017. There were no new critical accounting policies or changes to our critical accounting policies during the nine month period ended June 30, 2018 and we do not expect any changes to our critical accounting policies as a result of the merger.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

WGL HOLDINGS, INC.
RESULTS OF OPERATIONS—Three Months Ended June 30, 2018 vs. June 30, 2017
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
Summary Results
For the three months ended June 30, 2018, WGL reported net loss applicable to common stock of $49.0 million, or $0.95 per share, compared to net income of $8.3 million, or $0.16 per share, reported for the three months ended June 30, 2017. For the twelve month periods ended June 30, 2018 and 2017, we earned a return on average common equity of 14.4% and 12.3%, respectively. The income tax expense for the three months ended June 30, 2018 includes a $44.5 million expense resulting from a revision to our estimate for the re-measurement of accumulated deferred income taxes in connection with the Tax Act. Refer to the "Consolidated Income Taxes" section below for more information.
The following table summarizes our EBIT by operating segment for the three months ended June 30, 2018 and 2017.

Analysis of Consolidated Results
	Three Months Ended June 30,		Increase/
(In millions)	2018	2017	(Decrease)
EBIT:
Regulated utility	$(6.0)	$11.2	$(17.2)
Retail energy-marketing	10.8	4.3	6.5
Commercial energy systems	13.3	14.4	(1.1)
Midstream energy services	(5.6)	7.7	(13.3)
Other activities	(2.7)	(1.6)	(1.1)
Intersegment eliminations	(0.8)	(0.2)	(0.6)
Total	$9.0	$35.8	$(26.8)
Interest expense	20.6	25.1	(4.5)
Income tax expense	37.1	2.1	35.0
Dividends on Washington Gas preferred stock	0.3	0.3	—
Net income applicable to common stock	$(49.0)	$8.3	$(57.3)
EARNINGS PER AVERAGE COMMON SHARE
Basic	$(0.95)	$0.16	$(1.11)
Diluted	$(0.95)	$0.16	$(1.11)

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Regulated Utility Operating Results
The following table summarizes the regulated utility segment’s financial data for the three months ended June 30, 2018 and 2017.

Regulated Utility Financial Data
	Three Months Ended June 30,		Increase/
(In millions)	2018	2017	(Decrease)
Utility net revenues(1):
Operating revenues	$199.5	$203.2	$(3.7)
Less: Cost of gas	56.1	54.1	2.0
Revenue taxes	16.1	13.6	2.5
Total utility net revenues	127.3	135.5	(8.2)
Operation and maintenance	81.3	76.2	5.1
Depreciation and amortization	34.5	33.2	1.3
General taxes and other assessments	14.8	13.9	0.9
Other expenses—net	2.7	1.0	1.7
EBIT	$(6.0)	$11.2	$(17.2)
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
The variance in EBIT reflects higher customer growth.
Offsetting this favorable variance were:

•	lower unrealized margins associated with our asset optimization program;

•	lower billed and estimated utility rates associated with the pass-through of future tax savings from the Tax Act, offset in income tax expense; and

•	higher operation and maintenance expenses primarily related to uncollectible accounts and higher system safety and integrity expenses.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Utility Net Revenues. The following table provides the key factors contributing to the changes in the utility net revenues of the regulated utility segment between the three months ended June 30, 2018 and 2017.

Composition of Changes in Utility Net Revenues
(In millions)	Increase/ (Decrease)
Customer growth	$3.5
Estimated effects of weather and consumption patterns	1.0
Impact of rate cases	(1.8)
Impact of lower tax rates per Tax Act	(6.4)
Asset optimization:
Realized margins	(0.2)
Unrealized mark-to-market valuations	(7.0)
Late fees	2.0
Other	0.7
Total	$(8.2)
Customer growth — Average active customer meters increased for the three months ended June 30, 2018, compared to the same period of the prior fiscal year.
Estimated effects of weather and consumption patterns — Weather, when measured by heating degree days (HDDs), was 9.8% colder and 31.7% warmer than normal for the three months ended June 30, 2018 and 2017, respectively. In the District of Columbia, Washington Gas does not have a weather normalization billing mechanism nor does it hedge to offset the effects of weather. As a result, the colder weather for the three months ended June 30, 2018, resulted in a positive variance to net revenues. In addition, natural gas consumption patterns may also be affected by non-weather related factors such as customer conservation. Refer to the section entitled " Weather Risk" for a discussion of billing mechanisms in Maryland and Virginia, which are designed to eliminate the net revenue effects of variations in customer usage caused by weather and other factors such as conservation.
Impact of rate cases — The decrease in revenue reflects new base rates in Virginia, effective November 28, 2016 with modification made in November 2017, as a result of the final approval. The modification resulted in a higher distribution of the increase in base rates to the winter months than to the summer months.
Impact of lower tax rates per Tax Act— The decrease in revenue reflects the estimated and actual impact of the Tax Act on rates charged to customers, however the decrease is offset by lower income tax expense.
Asset optimization — We recorded an unrealized loss of $3.8 million associated with our energy-related derivatives for the three months ended June 30, 2018, compared to an unrealized gain of $3.2 million reported for the same period of the prior fiscal year. When these derivatives settle, any unrealized amounts will ultimately reverse and Washington Gas will realize margins in combination with related transactions that these derivatives economically hedge. The change in the valuations is partially due to movements in unobservable inputs used in the valuation of long-dated forward contracts. We believe that these values are not reflective of our ultimate cash flows as these purchases are utilized in the optimization of our long-term natural gas transportation and storage capacity resources, the value of which is not reflected at fair value. Refer to the section entitled “Market Risk—Price Risk Related to the Regulated Utility Segment” for further discussion of our asset optimization program.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Operation and Maintenance Expenses. The following table provides the key factors contributing to the changes in operation and maintenance expenses of the regulated utility segment between the three months ended June 30, 2018 and 2017.

Composition of Changes in Operation and Maintenance Expenses
(In millions)	Increase/ (Decrease)
System safety and integrity	$2.0
Uncollectible accounts	2.0
Other	1.1
Total	$5.1
System safety and integrity — The increase in expense for the three months ended June 30, 2018 over the same period of the previous fiscal year reflects increased safety and reliability activities.
Uncollectible Accounts — The increase in expense for the three months ended June 30, 2018 over the same period of the previous fiscal year was due to higher accounts receivable balances and higher delinquencies, resulting from the suspension of dunning activities in the prior year during the stabilization period of our new billing system.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Retail Energy-Marketing
The following table depicts the retail energy-marketing segment’s financial data along with selected statistical data for the three months ended June 30, 2018 and 2017.

Retail Energy-Marketing Financial and Statistical Data
	Three Months Ended June 30,		Increase/
(In millions)	2018	2017	(Decrease)
Operating Results
Gross margins(1):
Operating revenues	$219.4	$250.0	$(30.6)
Less: Cost of energy	190.5	229.4	(38.9)
Revenue taxes	2.7	2.8	(0.1)
Total gross margins	26.2	17.8	8.4
Operation expenses	13.7	11.7	2.0
Depreciation and amortization	0.3	0.3	—
General taxes and other assessments	1.4	1.5	(0.1)
Other income (expenses) — net	—	—	—
EBIT	$10.8	$4.3	$6.5
Analysis of gross margins (In millions)
Natural gas
Realized margins	$10.9	$9.8	$1.1
Unrealized mark-to-market gains (losses)	3.9	(6.1)	10.0
Total gross margins—natural gas	$14.8	$3.7	$11.1
Electricity
Realized margins	$10.3	$9.8	$0.5
Unrealized mark-to-market gains	1.1	4.3	(3.2)
Total gross margins—electricity	$11.4	$14.1	$(2.7)
Total gross margins	$26.2	$17.8	$8.4
Other Retail Energy-Marketing Statistics
Natural gas
Therm sales (millions of therms)	118.2	113.5	4.7
Number of customers (end of period)	110,600	119,100	(8,500)
Electricity
Electricity sales (millions of kWhs)	2,783.5	3,048.4	(264.9)
Number of accounts (end of period)	103,300	117,100	(13,800)

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

The increase in EBIT mainly reflects: (i) higher unrealized margins, (ii) higher realized gas margins due to differences in storage injection timing; (iii) lower realized electric margins due to lower average unit margins and lower sales volume; and (iv) higher operating expenses. Period-to-period comparisons of quarterly gross margins for this segment can vary significantly and are not necessarily representative of expected annualized results.
Commercial Energy Systems
The table below represents the financial results of the commercial energy systems segment for the three months ended June 30, 2018 and 2017.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Commercial Energy Systems Segment Financial Information
	Three Months Ended June 30,		Increase/
(In millions)	2018	2017	(Decrease)
Operating revenues	$21.3	$25.6	$(4.3)
Operating expenses:
Cost of sales	2.0	8.2	(6.2)
Operations	7.7	6.1	1.6
Depreciation and amortization	5.6	5.6	—
General taxes and other assessments	0.3	0.1	0.2
Operating expenses	$15.6	$20.0	$(4.4)
Equity earnings	—	2.4	(2.4)
Other income	0.9	1.8	(0.9)
Less: Non-controlling interest	(6.7)	(4.6)	(2.1)
EBIT	$13.3	$14.4	$(1.1)
EBIT by division:
Energy efficiency	$0.2	$—	$0.2
Commercial distributed generation	4.6	7.5	(2.9)
Investment distributed generation	8.5	6.9	1.6
Total	$13.3	$14.4	$(1.1)
The decrease in EBIT reflects lower earnings from our commercial distributed generation business, partially offset by higher earnings from our investment distributed generation business, including investments in tax equity partnerships.
Additionally, not reflected in EBIT is the amortization of investment tax credits related to our distributed generation assets which were $1.7 million and $1.8 million for the three months ended June 30, 2018 and 2017, respectively.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Midstream Energy Services
The table below represents the financial results of the midstream energy services segment for the three months ended June 30, 2018 and 2017.

Midstream Energy Services Segment Financial Information
	Three Months Ended June 30,		Increase/
(In millions)	2018	2017	(Decrease)
Operating revenues (a)	$(10.3)	$4.5	$(14.8)
Operating expenses	2.4	2.0	0.4
Equity earnings	7.1	5.2	1.9
EBIT	$(5.6)	$7.7	$(13.3)
(a) The trading margins of Midstream Energy Services, including unrealized gains and losses on derivative instruments, are netted within operating revenues.

Lower results for the quarter primarily reflect lower mark-to-market valuations associated with our long-term transportation strategies and lower valuations and realized margins related to storage inventory and the associated economic hedging transactions. These unfavorable variances were partially offset by increases in transportation margins attributable to our agreement to sell natural gas to GAIL Global (USA) LNG LLC, a subsidiary of GAIL (India) Limited, at the Cove Point LNG export facility. Under this agreement, WGL Midstream will sell and deliver a minimum of 340,000 dekatherms per day and up to 430,000 dekatherms per day of natural gas, for a term of 20 years starting March 31, 2018, the in-service date of the Cove Point LNG export facility.

Other Non-Utility Activities
Transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our four operating segments, are aggregated as “Other Activities” and included as part of non-utility operations. Our other non-utility activities reflect EBIT of $(2.7) million and $(1.6) million for the three months ended June 30, 2018 and 2017, respectively. This decrease in EBIT primarily relates to higher costs associated with the merger with AltaGas.

Intersegment Eliminations
Intersegment eliminations include any mark-to-market valuations associated with trading activities between WGL Midstream and WGL Energy Services, and timing differences between Commercial Energy Systems’ recognition of revenue for the sale of RECs to Retail Energy-Marketing and Retail Energy-Marketing’s recognition of the associated expense. Our intersegment eliminations reflect EBIT of $(0.8) million and $(0.2) million for the three months ended June 30, 2018 and 2017, respectively. This variance primarily relates to the timing differences between Commercial Energy Systems’ recognition of revenue for the sale of RECs to Retail Energy-Marketing and Retail Energy-Marketing’s recognition of the associated expense.
For further discussion of our financial performance by operating segment, refer to Note 10 - Operating Segment Reporting of the Notes to Condensed Consolidated Financial Statements.

Consolidated Interest Expense
The following table shows the components of WGL's consolidated interest expense for the three months ended June 30, 2018 and 2017.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Composition of Consolidated Interest Expense
	Three Months Ended June 30,		Increase/
(In millions)	2018	2017	(Decrease)
Interest on long-term debt	$21.1	$16.3	$4.8
Interest on short-term debt	2.5	1.5	1.0
Loss on interest rate swap	—	7.8	(7.8)
Other net, including allowance for funds used during construction	(3.0)	(0.5)	(2.5)
Total	$20.6	$25.1	$(4.5)
The decrease in interest expense is due to a loss in the prior year related to the settlement of interest rate swaps, partially offset by the issuance of additional long-term debt by both WGL and Washington Gas.

Consolidated Income Taxes
WGL's income tax expense for the three months ended June 30, 2018 and 2017 was $37.1 million and $2.1 million, respectively.

Consolidated Income Taxes
	Three Months Ended June 30,		Increase/
(In millions)	2018	2017	(Decrease)
Income before income taxes	$(18.3)	$6.2	$(24.5)
Income tax expense	37.1	2.1	35.0
Effective income tax rate	(202.7)%	33.9%	(236.6)%
Income tax expense	37.1	2.1	35.0
Less discrete re-measurement impact of Tax Act	44.5	—	44.5
Income tax (benefit) expense excluding discrete re-measurement impact	(7.4)	2.1	(9.5)
Effective income tax rate excluding discrete re-measurement impact(a)	40.4%	33.9%	6.5%
(a) The effective tax rate for the quarter can be impacted by seasonality reflected in our earnings.

The increase in the effective income tax rate is due to adjustments relating to the enactment of the Tax Act. Refer to Note 7 - Income Taxes of the Notes to Condensed Consolidated Financial Statements for a detailed discussion.

RESULTS OF OPERATIONS—Nine Months Ended June 30, 2018 vs. June 30, 2017
Summary Results
For the nine months ended June 30, 2018, WGL reported net income applicable to common stock of $224.6 million, or $4.35 per share, compared to net income of $189.3 million, or $3.68 per share, reported for the nine months ended June 30, 2017. The income tax expense for the nine months ended June 30, 2018 includes a $15.8 million benefit resulting from the re-measurement of accumulated deferred income taxes in connection with the Tax Act. Refer to the "Consolidated Income Taxes" section below for a detailed discussion of the Tax Act.
The following table summarizes our EBIT by operating segment for the nine months ended June 30, 2018 and 2017.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Analysis of Consolidated Results
	Nine Months Ended June 30,		Increase/
(In millions)	2018	2017	(Decrease)
EBIT:
Regulated utility	$243.5	$279.1	$(35.6)
Retail energy-marketing	29.6	42.8	(13.2)
Commercial energy systems	22.5	27.6	(5.1)
Midstream energy services	23.9	21.2	2.7
Other activities	(9.0)	(17.9)	8.9
Intersegment eliminations	(3.3)	(0.6)	(2.7)
Total	$307.2	$352.2	$(45.0)
Interest expense	48.4	55.5	(7.1)
Income tax (benefit) expense	33.2	106.4	(73.2)
Dividends on Washington Gas preferred stock	1.0	1.0	—
Net income applicable to common stock	$224.6	$189.3	$35.3
EARNINGS PER AVERAGE COMMON SHARE
Basic	$4.37	$3.70	$0.67
Diluted	$4.35	$3.68	$0.67

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Regulated Utility Operating Results
The following table summarizes the regulated utility segment’s financial data for the nine months ended June 30, 2018 and 2017.

Regulated Utility Financial Data
	Nine Months Ended June 30,		Increase/
(In millions)	2018	2017	(Decrease)
Utility net revenues(1):
Operating revenues	$1,109.0	$1,012.2	$96.8
Less: Cost of gas	386.1	279.7	106.4
Revenue taxes	70.8	63.1	7.7
Total utility net revenues	652.1	669.4	(17.3)
Operation and maintenance	249.7	243.0	6.7
Depreciation and amortization	102.5	97.3	5.2
General taxes and other assessments	50.8	46.9	3.9
Other expenses—net	5.6	3.1	2.5
EBIT	$243.5	$279.1	$(35.6)
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
The variance in EBIT reflects the following:

•	higher customer growth;

•	new base rates in the District of Columbia and Virginia; and

•	the effects of colder-than-normal weather in the District of Columbia.
Offsetting these favorable variances were:

•	lower unrealized margins associated with our asset optimization program;

•	lower billed and estimated utility rates associated with the pass-through of future tax savings from the Tax Act, however the decrease is offset by lower income tax expense;

•	higher operation and maintenance expenses primarily related to uncollectible accounts and higher system safety and integrity expenses; and

•	higher depreciation and amortization expenses associated with growth in our utility plant.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Utility Net Revenues. The following table provides the key factors contributing to the changes in the utility net revenues of the regulated utility segment between the nine months ended June 30, 2018 and 2017.

Composition of Changes in Utility Net Revenues
(In millions)	Increase/ (Decrease)
Customer growth	$10.0
Estimated effects of weather and consumption patterns	8.6
Impact of rate cases	14.7
Impact of lower tax rates per Tax Act	(25.1)
Asset optimization:
Realized margins	(3.3)
Unrealized mark-to-market valuations	(32.8)
Late fees	6.7
Other	3.9
Total	$(17.3)
Customer growth — Average active customer meters increased for the nine months ended June 30, 2018, compared to the same period of the prior fiscal year.
Estimated effects of weather and consumption patterns — Weather, when measured by heating degree days (HDDs), was 1.6% colder and 15.8% warmer than normal for the nine months ended June 30, 2018 and 2017, respectively. In the District of Columbia, Washington Gas does not have a weather normalization billing mechanism nor does it hedge to offset the effects of weather. As a result, the colder weather for the nine months ended June 30, 2018, resulted in a positive variance to net revenues.
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
Asset optimization — We recorded an unrealized gain of $7.1 million associated with our energy-related derivatives for the nine months ended June 30, 2018, compared to an unrealized gain of $39.7 million reported for the same period of the prior fiscal year.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Operation and Maintenance Expenses. The following table provides the key factors contributing to the changes in operation and maintenance expenses of the regulated utility segment for the nine months ended June 30, 2018 and 2017.

Composition of Changes in Operation and Maintenance Expenses
(In millions)	Increase/ (Decrease)
Employee incentives, direct labor costs and benefits	$(2.5)
System safety and integrity	3.5
Uncollectible accounts	6.8
Other	(1.1)
Total	$6.7
Employee incentives, direct labor costs and benefits — The decrease in expense is primarily due to lower pension and post-retirement benefit costs resulting from an increase in the discount rate.
System safety and integrity — The increase in expense for the nine months ended June 30, 2018 over the same period of the previous fiscal year reflects increased safety and reliability activities.
Uncollectible Accounts — The increase in expense for the nine months ended June 30, 2018 over the same period of the previous fiscal year was primarily due to higher delinquencies in customer accounts receivable balances, resulting from the suspension of dunning activities during the stabilization period of our new billing system.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Retail Energy-Marketing
The following table depicts the retail energy-marketing segment’s financial data along with selected statistical data for the nine months ended June 30, 2018 and 2017.

Retail Energy-Marketing Financial and Statistical Data
	Nine Months Ended June 30,		Increase/
(In millions)	2018	2017	(Decrease)
Operating Results
Gross margins(1):
Operating revenues	$784.8	$873.6	$(88.8)
Less: Cost of energy	701.5	782.4	(80.9)
Revenue taxes	8.8	8.3	0.5
Total gross margins	74.5	82.9	(8.4)
Operation expenses	40.1	35.3	4.8
Depreciation and amortization	0.8	0.8	—
General taxes and other assessments	4.0	4.0	—
Other income (expenses) — net	—	—	—
EBIT	$29.6	$42.8	$(13.2)
Analysis of gross margins (In millions)
Natural gas
Realized margins	$48.8	$31.5	$17.3
Unrealized mark-to-market gains (losses)	(1.8)	4.8	(6.6)
Total gross margins—natural gas	$47.0	$36.3	$10.7
Electricity
Realized margins	$28.4	$37.8	$(9.4)
Unrealized mark-to-market gains (losses)	(0.9)	8.8	(9.7)
Total gross margins—electricity	$27.5	$46.6	$(19.1)
Total gross margins	$74.5	$82.9	$(8.4)
Other Retail Energy-Marketing Statistics
Natural gas
Therm sales (millions of therms)	564.5	603.1	(38.6)
Number of customers (end of period)	110,600	119,100	(8,500)
Electricity
Electricity sales (millions of kWhs)	8,460.5	9,199.9	(739.4)
Number of accounts (end of period)	103,300	117,100	(13,800)

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
Commercial Energy Systems
The table below represents the financial results of the commercial energy systems segment for the nine months ended June 30, 2018 and 2017.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Commercial Energy Systems Segment Financial Information
	Nine Months Ended June 30,		Increase/
(In millions)	2018	2017	(Decrease)
Operating revenues	$57.8	$61.5	$(3.7)
Operating expenses:
Cost of sales	13.7	24.5	(10.8)
Operations	21.5	18.0	3.5
Depreciation and amortization	18.7	15.2	3.5
General taxes and other assessments	0.7	0.3	0.4
Operating expenses	$54.6	$58.0	$(3.4)
Equity earnings	—	7.2	(7.2)
Other income	2.5	4.4	(1.9)
Less: Non-controlling interest	(16.8)	(12.5)	(4.3)
EBIT	$22.5	$27.6	$(5.1)
EBIT by division:
Energy efficiency	$(1.8)	$(0.9)	$(0.9)
Commercial distributed generation	4.3	10.1	(5.8)
Investment distributed generation	20.0	18.4	1.6
Total	$22.5	$27.6	$(5.1)
The decrease in EBIT reflects lower earnings from our commercial distributed generation business.
Additionally, not reflected in EBIT is the amortization of investment tax credits related to our distributed generation assets which were $5.0 million and $5.0 million for the nine months ended June 30, 2018 and 2017, respectively.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Midstream Energy Services
The table below represents the financial results of the midstream energy services segment for the nine months ended June 30, 2018 and 2017.

Midstream Energy Services Segment Financial Information
	Nine Months Ended June 30,		Increase/
(In millions)	2018	2017	(Decrease)
Operating revenues (a)	$40.7	$18.2	$22.5
Operating expenses	2.4	4.9	(2.5)
Equity earnings	(14.4)	7.9	(22.3)
EBIT	$23.9	$21.2	$2.7
(a) The trading margins of Midstream Energy Services, including unrealized gains and losses on derivative instruments, are netted within operating revenues.

Improved results for the nine months ended June 30, 2018 over the same period of the prior fiscal year primarily reflect higher margins on both our transportation and storage strategies, partially offset by lower mark-to-market valuations associated with long-term transportation strategies and a $34.0 million impairment related to our investment in Constitution. Also contributing to the improved results was the impact of our contract with GAIL which recently came into effect, which provides for the sale of up to 430,000 dth/day of natural gas per day for a term of 20 years.

Realized margins on our transportation strategies reflect losses associated with certain gas purchases from Antero beginning in January 2016. The index price used to invoice these purchases had been the subject of an arbitration proceeding: however, in February 2017, the arbitral tribunal ruled in favor of Antero. Losses realized during the nine months ended June 30, 2018 and 2017 were $4.6 million and $7.7 million, respectively, associated with this purchase contract. Accumulated losses from the inception of the contract are $29.6 million. In March 2017, we filed suit in state court in Colorado related to the delivery point to which the gas is being delivered by Antero. The state court granted Antero's motion to dismiss the case and the case is currently on appeal.

Separately, Antero has initiated suit against Washington Gas and WGL Midstream claiming that they have failed to purchase specified daily quantities of gas and seeking alleged cover damages exceeding $100 million as of April 4, 2018, according to Antero's complaint. Washington Gas and WGL Midstream oppose both the validity and amount of Antero's claim. WGL believes the probability that Antero could succeed in collecting these penalties is remote and therefore, no accrual was made as of June 30, 2018.

In December 2017, WGL Midstream amended its purchase contract with Antero and, effective February 1, 2018, was no longer obligated to purchase gas at the delivery point that is the subject of these disputes. Refer to Note 13 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for further discussion of this matter.

Other Non-Utility Activities
Transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our four operating segments, are aggregated as “Other Activities” and included as part of non-utility operations. Our other non-utility activities reflect EBIT of $(9.0) million and $(17.9) million for the nine months ended June 30, 2018 and 2017, respectively. The increase in EBIT primarily relates to lower costs associated with the merger with AltaGas.

Intersegment Eliminations
Intersegment eliminations include any mark-to-market valuations associated with trading activities between WGL Midstream and WGL Energy Services, and timing differences between Commercial Energy Systems’ recognition of revenue for the sale of REC's to Retail Energy-Marketing and Retail Energy-Marketing’s recognition of the associated expense. Our intersegment eliminations reflect EBIT of $(3.3) million and $(0.6) million for the nine months ended June 30, 2018 and 2017, respectively. This variance primarily relates to timing differences between Commercial Energy

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Systems’ recognition of revenue for the sale of RECs to Retail Energy-Marketing and Retail Energy-Marketing’s recognition of the associated expense.
For further discussion of our financial performance by operating segment, refer to Note 10 - Operating Segment Reporting of the Notes to Condensed Consolidated Financial Statements.

Consolidated Interest Expense
The following table shows the components of WGL's consolidated interest expense for the nine months ended June 30, 2018 and 2017.

Composition of Consolidated Interest Expense
	Nine Months Ended June 30,		Increase/
(In millions)	2018	2017	(Decrease)
Interest on long-term debt	$60.1	$48.1	$12.0
Interest on short-term debt	7.1	3.7	3.4
(Gain) loss on interest rate swap	(12.8)	5.2	(18.0)
Other net, including capitalized interest	(6.0)	(1.5)	(4.5)
Total	$48.4	$55.5	$(7.1)
The decrease in interest expense is due to the gain on interest rate swap settlements partially offset by higher interest expense due to the issuance of additional long-term debt by both WGL and Washington Gas.

Consolidated Income Taxes
The following table shows WGL's income tax expense and effective income tax rate for the nine months ended June 30, 2018 and 2017.

Consolidated Income Taxes
	Nine Months Ended June 30,		Increase/
(In millions)	2018	2017	(Decrease)
Income before income taxes	242.0	284.1	$(42.1)
Income tax (benefit) expense	33.2	106.4	(73.2)
Effective income tax rate	13.7%	37.5%	(23.8)%
Income tax expense	33.2	106.4	(73.2)
Less Discrete re-measurement impact of Tax Act	(15.8)	—	(15.8)
Income tax expense excluding discrete re-measurement impact	49.0	106.4	(57.4)
Effective income tax rate excluding discrete re-measurement impact	20.2%	37.5%	(17.3)%

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
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

During the nine months ended June 30, 2018, WGL met its liquidity and capital needs through cash on hand, retained earnings and the issuance of commercial paper and long-term debt. Washington Gas met its liquidity and capital needs through cash on hand, including the proceeds of long-term debt issued in the fourth calendar quarter of 2017, retained earnings, equity infusion from WGL, and reduced cash outflows resulting from deferred income taxes and the issuance of commercial paper.
Our ability to access capital markets depends on our credit ratings, general market liquidity, and investor demand for our securities. Our credit ratings depend largely on the financial performance of our subsidiaries, and a ratings downgrade could both increase our borrowing costs and trigger the need for us to post additional collateral with our wholesale counterparties or other creditors. Following the merger with AltaGas, Moody’s downgraded their senior unsecured debt rating for WGL Holdings from A3 to Baa1, S&P from A- to BBB-, and Fitch from A- to BBB. At the same time Moody’s downgraded the senior unsecured debt rating for Washington Gas from A1 to A2, S&P from A to A-, and Fitch from A+ to A. All three credit agencies cited the merger and issuer ratings for AltaGas as the reason for the downgrades, but credited ring fencing measures put in place as merger commitments to regulatory commissions as limiting the impact on the ratings for Washington Gas. These downgrades may impact borrowing costs in the future, and are expected to immediately increase fees for WGL Holdings’ revolving credit agreement by approximately $0.7 million. As of June 30, 2018, total consolidated capitalization, including current maturities of long-term debt and notes payable and project financing, comprised 40.3% common equity, 0.2% non-controlling interest, 0.7% preferred stock and 58.8% long- and short-term debt. This ratio varies during the fiscal year primarily due to the seasonal nature of Washington Gas' business. This seasonality also affects our short-term debt balances, which are typically higher in the fall and winter months and substantially lower in the spring when a significant portion of Washington Gas' current assets are converted into cash at the end of the heating season. Our cash flow requirements and our ability to provide satisfactory resources to meet those requirements are primarily influenced by the activities of all of WGL’s operating segments.
Our plans provide for sufficient liquidity to satisfy our financial obligations. At June 30, 2018, we had no significant restrictions on our cash balances or retained earnings that would affect the payment of common or preferred stock dividends by either WGL or Washington Gas.
Short-Term Cash Requirements and Related Financing
Washington Gas has seasonal short-term cash requirements to fund the purchase of storage gas inventory in advance of the winter heating season. At June 30, 2018 and September 30, 2017, Washington Gas had balances in gas storage of $54.7 million and $92.8 million, respectively. Washington Gas collects the cost of gas under cost recovery mechanisms approved by its regulators. Additionally, Washington Gas may be required to post cash collateral for certain purchases.
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
Variations in the timing of collections under Washington Gas’ gas cost recovery mechanisms can significantly affect its short-term cash requirements. At June 30, 2018 and September 30, 2017, Washington Gas had $0.3 million in net under-collections and $2.0 million in net over-collections, respectively, of gas costs reflected in current liabilities as gas costs due to customers. Amounts under-collected or over-collected that are generated during the current gas cost recovery cycle are deferred as a regulatory asset or liability on the balance sheet until September 1 of each year, at which time the accumulated amount is transferred to gas costs due from/to customers as appropriate. At June 30, 2018 and September 30, 2017, Washington Gas had a net regulatory liability of $26.0 million and a net regulatory asset of $5.6 million, respectively, related to the current gas recovery cycle.
WGL Energy Services and WGL Midstream have seasonal short-term cash requirements to fund the purchase of storage gas inventory in advance of the winter heating season. At June 30, 2018 and September 30, 2017, WGL Energy Services had balances in gas storage of $13.2 million and $33.1 million, respectively. WGL Energy Services collects revenues that are designed to reimburse commodity costs used to supply its retail customer contracts and wholesale counterparty contracts. At June 30, 2018 and September 30, 2017, WGL Midstream had balances in gas storage of $57.0 million and $118.2 million, respectively. As market opportunities arise, WGL Midstream may physically sell the inventory on the wholesale natural gas market, or economically hedge the inventory with financial derivative contracts. WGL Energy Services and WGL Midstream derive funding to finance these activities from short-term debt issued by WGL, which is made available through the money pool as discussed below. Additionally, WGL Energy Services and WGL Midstream may be required to post cash collateral for

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

certain transactions. WGL Energy Services and WGL Midstream may be required to provide parent guarantees from WGL for certain transactions.
In addition to storage gas, WGL Midstream also has cash requirements to fund the capital requirements of its various infrastructure investments. At June 30, 2018 and September 30, 2017, WGL Midstream had investments of $677.4 million and $384.6 million related to these investments, respectively. WGL Midstream initially funds capital calls related to these investments from short-term debt issued by WGL.
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
WGL and Washington Gas each have credit facilities. The credit facility for WGL permits it to borrow up to $650.0 million. The credit facility for Washington Gas permits it to borrow up to $350.0 million, and further permits, with the banks’ approval, additional borrowings of $100.0 million for a maximum potential total of $450.0 million. The interest rate on loans made under each of the credit facilities is a fluctuating rate per annum that is set using certain parameters at the time each loan is made. WGL and Washington Gas incur credit facility fees, which in some cases are based on the long-term debt ratings of WGL and Washington Gas. In the event that the long-term debt ratings are downgraded below certain levels, WGL and Washington Gas would be required to pay higher fees. There are five different levels of fees. For WGL, under the terms of the credit facilities, the lowest level facility fee is 0.075% and the highest is 0.225%. For Washington Gas, under the terms of the credit facilities, the lowest level facility fee is 0.06% and the highest is 0.175%. The facilities have a maturity date of December 19, 2019, and the credit agreements each provide WGL or Washington Gas with the right, as applicable, to request two additional one-year extensions, with the lenders’ approval. Bank credit balances available to WGL and Washington Gas, net of commercial paper balances, were $248.0 million and $350.0 million, respectively, at June 30, 2018 and $268.0 million and $227.0 million, respectively, at September 30, 2017.
To manage credit risk, Washington Gas may require certain customers and suppliers to provide deposits, including collateral from wholesale counterparties, which are reported as current liabilities in “Customer deposits and advance payments,” in the accompanying balance sheets. At June 30, 2018 and September 30, 2017, “Customer deposits and advance payments” totaled $64.1 million and $64.2 million, respectively. For Washington Gas, deposits from customers may be refunded at various times throughout the year based on customer payment habits. At the same time, other customers make new deposits that cause the balance of customer deposits to remain relatively steady. There are no restrictions on Washington Gas’ use of these customer deposits. Washington Gas pays interest to its customers on these deposits in accordance with the requirements of its regulatory commissions.
For WGL Energy Services and WGL Midstream, deposits typically represent collateral for transactions with wholesale counterparties. These deposits may be reduced, repaid or increased at any time based on the current value of WGL Energy Services’ or WGL Midstream’s net position with the counterparty. At June 30, 2018 and September 30, 2017, “Customer deposits and advance payments” totaled $0.4 million and $1.6 million, respectively, for WGL Midstream. There were no such deposits for WGL Energy Services at June 30, 2018 and September 30, 2017. Currently, there are no restrictions on the use of deposited funds and interest is paid to the counterparty on these deposits in accordance with our contractual obligations. Refer to the section entitled "Credit Risk" for further discussion of our management of credit risk.
Project Financing
Washington Gas previously obtained third-party project financing on behalf of the federal government to provide funds during the construction of certain energy management services projects entered into under Washington Gas' area-wide contract. In connection with work completed under the area-wide contract, the construction work is performed by WGL Energy Systems on behalf of Washington Gas and an inter-company payable is recorded for work provided by WGL Energy Systems. As work is performed, Washington Gas establishes a receivable representing the government's obligation to remit principal and interest. The payable and receivable are equal to each other at the end of the construction period, but there may be timing differences in the recognition of the project related payable and receivable during the construction period. When these projects are formally “accepted” by the government and deemed complete, Washington Gas assigns the ownership of the receivable to the third-party lender in satisfaction of the obligation and removes both the receivable and the obligation related to the financing from its financial statements. In March 2016, the SCC of VA denied Washington Gas' further participation in the third party financing arrangement but allowed existing debt arrangements to remain intact until the related obligations were satisfied. At June 30, 2018, there was one contracts remaining totaling $15.5 million on the Washington Gas balance sheet as a short-term obligation

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

to third party lenders in "Notes payable and project financing". Additionally, at June 30, 2018, there is a finance contract that has not been novated for which no draws have been made for the related project.
In December 2016, WGL Energy Systems entered into an agreement to obtain third-party financing and receive funds directly from the third-party lender during the construction period associated with the related energy management service projects. As a result, Washington Gas will no longer be liable under future third-party financing arrangements, for projects entered into under the area-wide contract. The general terms of the financing agreement are the same as the prior financing arrangements between Washington Gas and the third-party lender mentioned above. Washington Gas will continue to record a receivable representing the government’s obligation, and will record an inter-company payable to WGL Energy Systems for the construction work performed for the same amount. At June 30, 2018, there were two contracts remaining totaling $12.0 million on the WGL Energy Systems balance sheet as a short-term obligation to third party lenders in "Notes payable and project financing".
As of June 30, 2018, WGL recorded $74.0 million in "Unbilled revenues" on the balance sheet, and WGL and Washington Gas recorded $27.5 million and $15.5 million, respectively, in a corresponding short-term obligation to third-party lenders in "Notes payable and project financing", for energy management services projects that were not complete. The primary reason for the variance between unbilled revenues and the corresponding short-term obligations to third-party lenders is due to the project for which the financing has not been drawn.
As of September 30, 2017, WGL recorded $85.6 million "Unbilled revenues" on the balance sheet and WGL and Washington Gas recorded $54.8 million and $43.8 million, respectively, in a corresponding short-term obligation to third-party lenders in "Notes payable and project financing" for energy management services projects that were not complete. Because these projects are financed for government agencies that have minimal credit risk, and with which we have previous collection experience, neither WGL nor Washington Gas recorded a corresponding reserve for bad debts related to these receivables at June 30, 2018 or September 30, 2017.
Long-Term Cash Requirements and Related Financing
The primary drivers of our long-term cash requirements include capital expenditures, non-utility investments and long-term debt maturities. For the regulated utility segment, our capital expenditures primarily relate to adding new utility customers and system supply as well as maintaining the safety and reliability of Washington Gas’ distribution system. For our non-utility segments, our long-term cash requirements primarily depend on the level of investments and capital expenditures. For WGL Midstream, our investments primarily relate to providing capital for construction of the infrastructure investments. For WGL Energy Systems and WGSW, our investments primarily relate to providing capital for construction of distributed generation and commercial solar projects. The investments are mainly tax equity partnerships that create funding for the tax benefits associated with the projects. For more information, see Note 11— Other investments of the Notes to Condensed Consolidated Financial Statements. In addition, on March 28, 2018, WGL Energy Systems entered into a new tax equity financing arrangement under which it can sell and lease back up to $75 million of commercial solar asset projects that it may develop and place into service. WGL Energy Systems will have 18 months to sell the commercial solar asset projects under the arrangement and then it would lease each project back over a period of up to 25 years. The facility will be collateralized by the leased projects.
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

	WGL		Washington Gas
Rating Service	Senior Unsecured	Commercial Paper	Senior Unsecured	Commercial Paper
Fitch Ratings(a)	BBB	F2	A	F2
Moody’s Investors Service(b)	Baa1	P-2	A2	P-1
Standard & Poor’s Ratings Services(c)	BBB-	A-2	A-	A-2
(a) The credit ratings by Fitch Ratings for WGL and Washington Gas were revised on July 10, 2018 and the long-term debt ratings outlook was adjusted to stable.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

(b) The credit ratings by Moody’s Investors Service for WGL and Washington Gas were revised on July 9, 2018 and the long-term debt ratings outlook remained negative.
(c) The credit ratings by Standard & Poor’s Rating Services for WGL and Washington Gas were revised on July 9, 2018 and the long-term debt ratings outlook remained negative.
Ratings Triggers and Certain Debt Covenants
WGL and Washington Gas pay credit facility fees, which in some cases are based on the long-term debt ratings of Washington Gas. Under the terms of WGL’s and Washington Gas' revolving credit agreements, term loan facility and private placement notes, the ratio of consolidated financial indebtedness to consolidated total capitalization cannot exceed 0.65 to 1.0 (65.0%). As of June 30, 2018, WGL's and Washington Gas' ratios of consolidated financial indebtedness to consolidated total capitalization were 59% and 46%, respectively. In addition, WGL and Washington Gas are required to inform lenders of changes in corporate existence, financial conditions, litigation and environmental warranties that might have a material effect on debt ratings. The failure to inform the lenders’ agent of material changes in these areas might constitute default under the agreements. Additionally, failure to pay principal or interest on any other indebtedness may be deemed a default under our credit agreements. A default, if not remedied, may lead to a suspension of further loans and/or acceleration in which obligations become immediately due and payable. At June 30, 2018, we were in compliance with all of the covenants under our revolving credit facilities.
For certain of Washington Gas’ natural gas purchase and pipeline capacity agreements, if the long-term debt of Washington Gas is downgraded below the lower of a BBB- rating by Standard & Poor’s or a Baa3 rating by Moody’s Investors Service, or if Washington Gas is deemed by a counterparty not to be creditworthy, then the counterparty may withhold service or deliveries, or may require additional credit support. For certain other agreements, if the counterparty’s credit exposure to Washington Gas exceeds a contractually defined threshold amount, or if Washington Gas’ credit rating declines by a certain rating level, then the counterparty may require additional credit support. With the current credit ratings, Washington Gas would be required to provide approximately $0.3 million of additional credit support for these arrangements if its long-term credit rating was to be downgraded by one rating level.
WGL guarantees payments for certain purchases of natural gas and electricity on behalf of WGL Energy Services and WGL Midstream. If the credit rating of WGL declines, WGL Energy Services and WGL Midstream may be required to provide additional credit support and credit enhancements for these purchase contracts. With the current credit ratings, WGL Energy Services would be required to provide approximately $7.0 million of additional credit support for these arrangements if WGL's credit ratings were to decline by one rating level. WGL Midstream would be required to provide approximately $31.6 million of additional credit support for these arrangements if WGL's credit ratings were to decline by one rating level.

Historical Cash Flows
The following table summarizes WGL’s net cash provided by (used in) operating, investing and financing activities for the nine months ended June 30, 2018 and 2017:

	Nine Months Ended June 30,
(In millions)	2018	2017	Variance
Cash provided by (used in):
Operating activities	$569.6	$228.4	$341.2
Financing activities	$124.8	$225.7	$(100.9)
Investing activities	$(669.8)	$(450.1)	$(219.7)
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
Net cash flows provided by operating activities for the nine months ended June 30, 2018 was $569.6 million compared to net cash flows provided by operating activities of $228.4 million for the nine months ended June 30, 2017. The increase in cash flows provided by operating activities primarily reflects higher margins for both storage and transportation strategies at WGL Midstream and higher cash collections due to colder weather at Washington Gas.
Cash Flows Provided by Financing Activities
Cash flows provided by financing activities totaled $124.8 million for the nine months ended June 30, 2018, compared to cash flows provided by financing activities of $225.7 million for the same period of the prior year. This decrease in cash flows primarily reflects a decrease in short term financing of $320.0 million offset by an increase in long term debt financing of $250.0 million.
Cash Flows Used in Investing Activities
During the nine months ended June 30, 2018, cash flows used in investing activities totaled $669.8 million compared to $450.1 million used in the nine months ended June 30, 2017. This increase in cash used is primarily due to increased investments in non-utility interests, partially offset by a decrease in expenditures for Washington Gas’ accelerated pipe replacement programs.
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
Central Penn will be an integral part of Transco’s “Atlantic Sunrise” project and will be fully integrated into Transco's system. WGL Midstream will invest an estimated $450 million for its interest in Meade, and Meade will invest an estimated $816 million in Central Penn for an approximate 38% interest in Central Penn. Transco will hold the remaining ownership interests in Central Penn. On September 15, 2017, FERC issued the Notice to Proceed and thereafter, construction on Central Penn has begun. WGL Midstream held a $415.3 million and $146.7 million equity method investment in Meade at June 30, 2018 and September 30, 2017, respectively. Central Penn is expected to be placed in service during the quarter ending September 2018.
Mountain Valley Pipeline
WGL Midstream acquired a 10% equity interest in Mountain Valley Pipeline, LLC (Mountain Valley). The proposed pipeline to be developed, constructed, owned and operated by Mountain Valley, will transport approximately 2.0 million dekatherms of natural gas per day and connects with EQT Corporation's Equitrans system in Wetzel County, West Virginia to Transco's Station 165 in Pittsylvania County, Virginia. As a result of court proceedings, Mountain Valley has modified its construction schedule and now the pipeline is projected to be in service in the first quarter of 2019.
WGL Midstream expects to invest in scheduled capital contributions through the in-service date of the pipeline, its pro rata share (based on its 10% equity interest) of project costs, an estimated aggregate amount of approximately $350.0 million. In addition, WGL Midstream entered into a gas purchase commitment to between 455,000 and 500,000 dekatherms of natural gas

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

per day, at index-based prices, for a 20 year term, and will also be a shipper on the proposed pipeline. WGL Midstream held a $121.0 million and $63.0 million equity method investment in Mountain Valley at June 30, 2018 and September 30, 2017, respectively.
In April 2018, WGL Midstream entered into a separate agreement with Mountain Valley to acquire a 5% equity interest in a project to build a lateral interstate natural gas pipeline (the MVP Southgate project). The proposed lateral pipeline will receive gas from the Mountain Valley Pipeline mainline in Pittsylvania County, Virginia and extend approximately 70 miles south to new delivery points in Rockingham and Alamance counties, North Carolina. The total commitment by WGL Midstream is expected to be approximately $17.0 million and the lateral pipeline is expected to be placed into service in late 2020.
Stonewall System
WGL Midstream owns a 30% equity interest in an entity that owns and operates certain assets known as the Stonewall System. The Stonewall System has the capacity to gather up to 1.4 billion cubic feet of natural gas per day from the Marcellus production region in West Virginia, and connects with an interstate pipeline system that serves markets in the mid-Atlantic region. WGL Midstream held a $137.2 million and $136.7 million equity method investment in the Stonewall System at June 30, 2018 and September 30, 2017, respectively.
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
In December 2014, Constitution received approval from the FERC to construct and operate the proposed pipeline. However, on April 22, 2016, the New York State Department of Environmental Conservation (NYSDEC) denied Constitution’s application for a Section 401 Certification for the pipeline, which is necessary for the construction and operation of the pipeline. In May 2016, Constitution filed actions in both the U.S. Circuit Court of Appeals for the Second Circuit (Second Circuit Court) and the U.S. District Court for the Northern District of New York, appealing the decision and seeking declaratory judgment that the State of New York’s permitting authority is preempted by federal law. In March 2017, the U.S. District Court for the Northern District of New York dismissed without prejudice Constitution's lawsuit claiming that New York's state law permit requirements are preempted by the Natural Gas Act. The Court concluded that it lacked subject matter jurisdiction because Constitution had not demonstrated a traceable injury in fact sufficient to establish standing. In August 2017, the Second Circuit Court issued a decision, declining to rule on Constitution’s argument that the NYSDEC’s decision on Constitution’s Section 401 application constitutes a waiver of the certification requirement. Constitution filed a petition for rehearing with the Second Circuit Court's decision, but in October 2017 the court denied the petition. In October 2017, Constitution filed a petition for declaratory order requesting FERC to find that, by operation of law, the Section 401 certification requirement for the New York State portion of Constitution’s pipeline project was waived due to the failure by the NYSDEC to act on Constitution’s Section 401 application within a reasonable period of time as required by the express terms of the statute. On January 11, 2018, the FERC denied the petition. On February 12, 2018, Constitution filed a request for rehearing with FERC, which was denied on July 19, 2018. On January 16, 2018, Constitution petitioned the U.S. Supreme Court to review the judgment of the Second Circuit Court, asserting that the Second Circuit Court’s decision conflicts with the decisions of the U.S. Supreme Court and federal Courts of Appeals on an important question of federal law. On April 30, 2018, the U.S. Supreme Court denied Constitution’s petition for writ of certiorari.
The project’s sponsors remain committed to the project, and as such, on June 25, 2018, Constitution requested FERC grant a 24-month extension on construction of the pipeline.
We continually evaluate our investment in Constitution for other than temporary impairment. Our impairment assessment uses income and market approaches in determining the fair value of our investment in Constitution. Refer to Note 9 - Fair Value Measurements. We recorded an other than temporary impairment charge of $34.0 million to “Equity in earnings of unconsolidated affiliates”, and recorded a reversal to “Operation and maintenance” expense of a previously recognized expense of $3.0 million during the second quarter of fiscal year 2018. We evaluated our remaining investment at June 30, 2018, and determined that there was no additional impairment. There could be additional losses in the value of the investment beyond the impairment charge already taken. However, we believe that recoveries from the sale of the inventories held by Constitution will

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

mostly offset these expenditures. We also continue to incur legal fees associated with the project. At June 30, 2018, and September 30, 2017, WGL Midstream held a $3.9 million and $38.1 million equity method investment in Constitution, respectively.
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

There were no significant changes to contractual obligations during the three and nine months ended June 30, 2018. Refer to Note 17 — Subsequent Events of the Notes to Condensed Consolidated Financial Statements for information regarding the Merger Agreement and the merger commitments.
Financial Guarantees
WGL has guaranteed payments primarily for certain commitments on behalf of some of its subsidiaries. WGL has also guaranteed payments for certain of our external partners. At June 30, 2018, the maximum potential amount of future payments under the guarantees for external parties totaled $0.6 million.
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
Washington Gas, WGL Energy Services and WGL Midstream are also subject to the collateral requirements of their counterparties. At June 30, 2018, Washington Gas, WGL Energy Services and WGL Midstream provided $11.7 million, $22.8 million and $25.5 million in cash collateral to counterparties, respectively.
The following table provides information on our credit exposure, net of collateral, to wholesale counterparties as of June 30, 2018 for Washington Gas, WGL Energy Services and WGL Midstream, separately.

Credit Exposure to Wholesale Counterparties (In millions)
Rating(a)	Exposure Before Credit Collateral(b)	Offsetting Credit Collateral Held(c)	Net Exposure	Number of Counterparties Greater Than 10%(d)	Net Exposure of Counterparties Greater Than 10%
Washington Gas
Investment Grade	$23.8	$—	$23.8	1	$15.2
Non-Investment Grade	—	—	—	—	—
No External Ratings	22.5	18.3	4.2	2	2.9
WGL Energy Services
Investment Grade	$0.6	$—	$0.6	3	$0.6
Non-Investment Grade	—	—	—	—	—
No External Ratings	—	—	—	—	—
WGL Midstream
Investment Grade	$69.6	$31.8	$37.8	2	$12.0
Non-Investment Grade	—	—	—	—	—
No External Ratings	9.3	3.8	5.5	—	—
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
At June 30, 2018, WGSW was indirectly subject to retail credit risk associated with non-payment by customers who lease distributed energy equipment or maintain energy service agreements through affiliates. This credit risk was mitigated through minimum credit quality criteria established in each of WGSW’s agreements for customer agreements. These criteria were satisfied to enable WGSW to participate in the project financing arrangement or partnership interest. Refer to Note 11, Other Investments of the Notes to Condensed Consolidated Financial Statements for a further discussion of these investments.
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
The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Regulated Utility segment’s energy-related derivatives during the nine months ended June 30, 2018.

Regulated Utility Segment Changes in Fair Value of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2017	$(121.3)
Net fair value of contracts entered into during the period	7.9
Other changes in net fair value	(23.3)
Realized net settlement of derivatives	32.1
Net assets (liabilities) at June 30, 2018	$(104.6)

Regulated Utility Segment Roll Forward of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2017	$(121.3)
Recorded to income	(4.1)
Recorded to regulatory assets/liabilities	(11.3)
Realized net settlement of derivatives	32.1
Net assets (liabilities) at June 30, 2018	$(104.6)
The maturity dates of our net assets (liabilities) associated with the regulated utility segment’s energy-related derivatives recorded at fair value at June 30, 2018, is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Regulated Utility Segment Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

(In millions)	Remainder of 2018	2019	2020	2021	2022	Thereafter	Total
Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	(1.2)	0.2	—	—	—	—	(1.0)
Level 3 — Significant unobservable inputs	(1.7)	(11.5)	(10.3)	(9.3)	(8.5)	(62.3)	(103.6)
Total net assets (liabilities) associated with our energy-related derivatives	$(2.9)	$(11.3)	$(10.3)	$(9.3)	$(8.5)	$(62.3)	$(104.6)
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
The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Retail Energy-Marketing segment’s energy-related derivatives during the nine months ended June 30, 2018:

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Retail Energy-Marketing Segment Changes in Fair Value of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2017	$(11.8)
Net fair value of contracts entered into during the period	(1.5)
Other changes in net fair value	1.3
Realized net settlement of derivatives	0.4
Net assets (liabilities) at June 30, 2018	$(11.6)

Retail Energy-Marketing Segment Roll Forward of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2017	$(11.8)
Recorded to income	(3.1)
Recorded to accounts payable	2.8
Realized net settlement of derivatives	0.5
Net assets (liabilities) at June 30, 2018	$(11.6)
The maturity dates of our net assets (liabilities) associated with the retail energy-marketing segments’ energy-related derivatives recorded at fair value at June 30, 2018 is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Retail Energy-Marketing Segment Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

(In millions)	Remainder of 2018	2019	2020	2021	2022	Thereafter	Total
Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	0.7	(0.1)	(1.4)	(0.8)	(0.1)	—	(1.7)
Level 3 — Significant unobservable inputs	0.1	(2.7)	(5.1)	(2.0)	(0.2)	—	(9.9)
Total net assets (liabilities) associated with our energy-related derivatives	$0.8	$(2.8)	$(6.5)	$(2.8)	$(0.3)	$—	$(11.6)
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
The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Midstream Energy Services segments’ energy-related derivatives during the nine months ended June 30, 2018:

Midstream Energy Services Segment Changes in Fair Value of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2017	$11.2
Net fair value of contracts entered into during the period	(7.4)
Other changes in net fair value	(3.4)
Realized net settlement of derivatives	—
Net assets (liabilities) at June 30, 2018	$0.4

Midstream Energy Services Segment Roll Forward of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2017	$11.2
Recorded to income	(10.8)
Realized net settlement of derivatives	—
Net assets (liabilities) at June 30, 2018	$0.4

The maturity dates of our net assets (liabilities) associated with the Midstream Energy Services segments’ energy-related derivatives recorded at fair value at June 30, 2018 is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Midstream Energy Services Segment Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

(In millions)	Remainder of 2018	2019	2020	2021	2022	Thereafter	Total
Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	1.9	0.3	0.4	0.5		—	3.1
Level 3 — Significant unobservable inputs	(0.8)	3.6	2.1	(0.7)	(1.0)	(5.9)	(2.7)
Total net assets associated with our energy-related derivatives	$1.1	$3.9	$2.5	$(0.2)	$(1.0)	$(5.9)	$0.4
Refer to Note 8, Derivative and Weather-Related Instruments and Note 9, Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements for a further discussion of our derivative activities and fair value measurements.
Value-at-Risk
WGL Energy Services measures the market risk of its energy commodity portfolio by determining its value-at-risk. Value-at-risk is an estimate of the maximum loss that can be expected at some level of probability if a portfolio is held for a given time period. The value-at-risk calculation for natural gas and electric portfolios include assumptions for normal weather, new customer additions and renewing customers for which supply commitments have been secured. Based on a 95% confidence interval for a one-day holding period, WGL Energy Services’ value-at-risk at June 30, 2018 was approximately $31,200 and

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

$29,200, related to its natural gas and electric portfolios, respectively. The high, low and average value-at-risk for natural gas and electric portfolios between the period October 1, 2017 and June 30, 2018 are noted in the table below.

WGL Energy Services Value-at-Risk
(In thousands)	High	Low	Average
Natural Gas Portfolio	$184.0	$2.2	$11.0
Electric Portfolio	97.2	10.3	41.0
Total	$281.2	$12.5	$52.0
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
Short-Term Debt. At June 30, 2018 and September 30, 2017, WGL and its subsidiaries had outstanding notes payable and project financing of $429.5 million and $559.8 million, respectively. The carrying amount of our short-term debt approximates fair value. A change of 100 basis points in the underlying average interest rate for our short-term debt would have caused a change in interest expense of approximately $3.5 million for the quarter.
Long-Term Debt. At June 30, 2018 and September 30, 2017, WGL had outstanding fixed-rate and variable rate MTNs and other long-term debt of $1,879.3 million and $1,430.9 million, respectively, excluding current maturities. While fixed-rate debt does not expose us to earnings risk when market interest rates change, such debt is subject to changes in fair value. Fair value is defined as the present value of the debt securities’ future cash flows discounted at interest rates that reflect market conditions as of the measurement date. As of June 30, 2018, the fair value of WGL’s debt was $1,942.2 million. Our sensitivity analysis indicates that fair value would increase by approximately $77.0 million or decrease by approximately $70.9 million if interest rates were to decline or increase by 10%, respectively, from current market levels. At June 30, 2018, Washington Gas had outstanding fixed-rate MTNs and other long-term debt of $1,084.8 million, excluding current maturities. As of June 30, 2018, the fair value of Washington Gas’ fixed-rate debt was $1,146.9 million. Our sensitivity analysis indicates that fair value would increase by approximately $63.0 million or decrease by approximately $58.0 million if interest rates were to decline or increase by 10%, respectively, from current market levels. In general, such an increase or decrease in fair value would impact earnings and cash flows only if WGL or Washington Gas were to reacquire some or all of these instruments in the open market prior to their maturity.
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
Derivative Instruments. In anticipation of the issuance of 30-year debt, WGL entered into forward starting interest rate swaps with a total notional amount outstanding of $250.0 million, to hedge the variability in future interest payments. WGL designated these interest rate swaps as cash flow hedges. Through December 31, 2016, the effective portion of changes in fair value was reported as a component of other comprehensive income (loss). As a result of certain covenants related to the proposed merger with AltaGas, in January 2017, WGL de-designated these hedges and began recording charges in their fair value in interest expense. The balance in accumulated other comprehensive income at June 30, 2018 was $6.4 million related to these hedges. Subsequent to the merger on July 6, 2018, the debt issuance is no longer reasonably possible of occurring and, therefore, the $6.4 million gain recorded in accumulated other comprehensive will be recorded to income during the quarter ended September 30, 2018. In January 2018, WGL settled these swaps and realized a gain of $13.8 million. For the nine months ended June 30, 2018, we recorded income of $13.2 million to interest expense related to these swaps.
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
RESULTS OF OPERATIONS—Three Months Ended June 30, 2018 vs. June 30, 2017
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
Key gas delivery, weather and meter statistics are shown in the table below for the three months ended June 30, 2018 and 2017.

Gas Deliveries, Weather and Meter Statistics
	Three Months Ended June 30,		Increase/
	2018	2017	(Decrease)
Gas Sales and Deliveries (millions of therms)
Firm
Gas sold and delivered	124.7	92.7	32.0
Gas delivered for others	89.7	76.2	13.5
Total firm	214.4	168.9	45.5
Interruptible
Gas sold and delivered	0.4	0.3	0.1
Gas delivered for others	53.2	61.0	(7.8)
Total interruptible	53.6	61.3	(7.7)
Electric generation—delivered for others	88.6	22.5	66.1
Total deliveries	356.6	252.7	103.9
Degree Days
Actual	315	198	117
Normal	287	290	(3)
Percent colder (warmer) than normal	9.8%	(31.7)%	n/a
Average active customer meters	1,175,900	1,157,000	18,900
New customer meters added	3,164	3,177	(13)
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
Interest Expense
Washington Gas' interest expense for the three months ended June 30, 2018 and 2017 was $14.5 million and $13.0 million, respectively. The increase in interest expense primarily reflects the issuance of additional long-term debt by Washington Gas.
Income Taxes
Washington Gas' income tax benefit for the three months ended June 30, 2018 and 2017 was $9.4 million and $0.7 million, respectively.

Income Taxes
	Three Months Ended June 30,		Increase/
(In millions)	2018	2017	(Decrease)
Income before income taxes	(20.9)	(2.4)	$(18.5)
Income tax benefit	(9.4)	(0.7)	(8.7)
Effective income tax rate(a)	45.0%	29.2%	15.8%
(a) The effective tax rate for the quarter can be impacted by seasonality reflected in our earnings.

Refer to Note 7 - Income Taxes of the Notes to Condensed Consolidated Financial Statements for a detailed discussion.
RESULTS OF OPERATIONS—Nine Months Ended June 30, 2018 vs. June 30, 2017
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
Key gas delivery, weather and meter statistics are shown in the table below for the nine months ended June 30, 2018 and 2017.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Gas Deliveries, Weather and Meter Statistics
	Nine Months Ended June 30,		Increase/
	2018	2017	(Decrease)
Gas Sales and Deliveries (millions of therms)
Firm
Gas sold and delivered	860.1	711.0	149.1
Gas delivered for others	471.1	420.5	50.6
Total firm	1,331.2	1,131.5	199.7
Interruptible
Gas sold and delivered	2.4	2.5	(0.1)
Gas delivered for others	202.0	200.8	1.2
Total interruptible	204.4	203.3	1.1
Electric generation—delivered for others	140.5	59.3	81.2
Total deliveries	1,676.1	1,394.1	282.0
Degree Days
Actual	3,756	3,121	635
Normal	3,697	3,706	(9)
Percent colder (warmer) than normal	1.6%	(15.8)%	n/a
Average active customer meters	1,171,500	1,153,200	18,300
New customer meters added	9,729	9,013	716
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
Interest Expense
Washington Gas' interest expense for the nine months ended June 30, 2018 and 2017 was $44.1 million and $38.7 million, respectively. The increase in interest expense primarily reflects the issuance of additional long-term debt by Washington Gas.
Income Taxes
The following table shows Washington Gas' income tax expense and effective income tax rate for the nine months ended June 30, 2018 and 2017.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Income Taxes
	Nine Months Ended June 30,		Increase/
(In millions)	2018	2017	(Decrease)
Income before income taxes	197.8	238.6	$(40.8)
Income tax expense	43.3	91.2	(47.9)
Effective income tax rate	21.9%	38.2%	(16.3)%
Income tax expense	43.3	91.2	(47.9)
Less Discrete re-measurement impact of Tax Act	6.2	—	6.2
Income tax expense excluding discrete re-measurement impact	37.1	91.2	(54.1)
Effective income tax rate excluding discrete re-measurement impact	18.8%	38.2%	(19.4)%

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
District of Columbia Jurisdiction

Investigation into the Establishment of a Purchase of Receivables Program. On June 15, 2017, the PSC of DC directed Washington Gas to develop a Purchase of Receivables program for natural gas suppliers and their customers in the District of Columbia.  On July 15, 2017, Washington Gas submitted its Purchase of Receivables Implementation Plan which was approved by the PSC of DC on October 19, 2017.  On March 30, 2018, Washington Gas filed its proposed Purchase of Receivables discount rates for Commission approval. On June 7, 2018, one of the parties in the case requested a six week extension for implementation of the program. On June 19, 2018, the PSC of DC issued an Order granting approval of the implementation date extension. Washington Gas expects to implement the program during the first billing cycle of September 2018.

Application for Approval of Reduction of Distribution Rates. On January 12, 2018, Washington Gas filed an application with the PSC of DC for approval of reduction of distribution rates to reflect the Tax Act. Washington Gas is seeking to change current distribution service rates for all classes of customers served in the District of Columbia, effective for meter readings on and after January 29, 2018. Additionally, Washington Gas sought an expedited hearing and waiver of provisions of the DC Code and District of Columbia municipal regulations (DCMR) to ensure the proposed rate reductions will become effective as of February 1, 2018. On January 17, 2018, the Office of the People's Counsel filed a motion to oppose the expedited hearing and waivers. On January 23, 2018, the PSC of DC issued an Order which accepted Washington Gas' application but denied the request to waive any applicable provisions of the DC Code and DCMR, because the Order established the process under which the PSC of DC will conduct this proceeding. Washington Gas was directed to track the impact of the Tax Act on revenue requirements beginning January 1, 2018, recording all impacts to regulatory assets and liabilities. Additionally, as directed by the PSC of DC, Washington Gas filed a revised application on February 12, 2018, including all work papers that support the calculation of the effect of the tax change, and including the ratemaking adjustments and across-the-board revenue reduction

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

distributed to customer classes based on revenues approved in the PSC of DC's most recent rate case. The Order also allowed parties to file comments/objections to Washington Gas’ revised application within 60 days of the date of the Order with any responses to the comments due within 75 days of the date of the Order. On March 22, 2018, Washington Gas requested that the PSC of DC extend the period of time to file comments until April 16, 2018 and reply comments, until April 30, 2018. On March 28, 2018, the PSC of DC granted the request.

On April 9, 2018, Washington Gas advised the Commission that it had reached a settlement in principle with the parties in the case and requested that the Commission suspend the procedural schedule to allow the parties sufficient time to finalize the terms and conditions of a settlement agreement and file it with the Commission for approval. On April 12, 2018, the PSC of DC issued an order granting Washington Gas’ motion to suspend the Procedural Schedule. As directed by the Commission, Washington Gas and several parties in the case filed a joint motion and unanimous agreement of stipulation for full settlement on April 30, 2018. On May 23, 2018, the PSC of DC issued an Order granting the request to waive the hearing required by the Rules of Practice in the Joint Motion for Approval of the Unanimous Agreement of Stipulation and Full Settlement filed by WGL and other party members. Additionally, the Order allowed interested parties to file comments by June 18, 2018. On June 29, 2018, the PSC of DC approved the settlement agreement, effective for service rendered on or after July 1, 2018. The settling parties were directed to file a joint proposal, by August 1, 2018, depicting the regulatory liability balance for the period January 1, 2018 through June 30, 2018, which will be refunded to customers through a one-time bill credit beginning with Washington Gas’s December 2018 billing cycle. Refer to Note 7—Income Taxes of the Notes to Condensed Consolidated Financial Statements for a discussion of regulatory liabilities we have established related to tax reform.

Maryland Jurisdiction

Maryland Rate Case. On May 15, 2018, Washington Gas filed an application with the PSC of MD to increase its base rates for natural gas service, generating $41.3 million in additional annual revenue. The revenue increase includes an increase in base rates of $56.3 million partially offset by a reduction of $15.0 million in annual surcharges currently paid by customers for system upgrades. These surcharges that customers have been paying monthly since 2014 are associated with Washington Gas' natural gas infrastructure replacement and environmental improvement initiatives, previously approved by the Commission under Maryland's Strategic Infrastructure Development and Enhancement (“STRIDE”) statute. Additionally, the proposed rate increase includes provisions designed to deliver the benefits of natural gas to more customers that include: (i) continued progress towards the replacement of aging infrastructure; (ii) ongoing network upgrades for improved service in Maryland and (iii) rising cost of service of providing safe, reliable natural gas service in its Maryland service territory. On May 18, 2018 the PSC of MD suspended the proposed rates for a period of not more than 150 days from May 14, 2018, and pursuant to MD law, the PSC of MD may suspend the proposed rates for an additional 30 days at its discretion. On June 22, 2018 the PSC of MD issued an Order that adopted a procedural schedule in this matter. Intervenor direct testimony must be filed by August 21, 2018. Rebuttal testimony and evidentiary hearings will take place in September and October 2018, respectively. All parties must file a single brief by November 9, 2018. A PSC of MD decision is expected in mid-December 2018.

Maryland STRIDE 2 Case. On June 15, 2018 Washington Gas filed an application with the PSC of MD for approval of the second phase of its accelerated natural gas pipeline replacement initiative. The application asks for approval of $393.6 million in accelerated infrastructure replacements for the 2019-2023 period. A prehearing conference was set for July 25, 2018. A PSC of MD decision is expected in mid-December 2018.

Termination Notice Inquiry. On March 28, 2017, the PSC of MD initiated an investigation into the service termination notices sent by Washington Gas to its customers between December 1, 2013 and December 31, 2016. The case investigated whether the service termination notices complied with Code of Maryland Regulations. The PSC of MD’s investigation of this matter considered whether fines and or a civil penalty should be assessed. A procedural schedule was adopted in the case, but was suspended to permit the parties to engage in settlement discussions. On April 6, 2018, the Chief Public Utility Law Judge for the PSC of MD issued a proposed order approving the settlement agreement between Washington Gas and the Maryland Office of the People’s Counsel (OPC), which was filed with the PSC of MD on February 15, 2018. The proposed order became a final order of the Commission on April 23, 2018. A draft Compliance Plan was provided to the PSC of MD Staff and OPC on April 16, 2018. The final Compliance Plan was filed June 14, 2018. Per the settlement agreement, in lieu of any civil penalty or fine, Washington Gas made a distribution to the Washington Area Fuel Fund in May 2018. In June 2018, Washington Gas issued $1.4 million of refunds to current and former customers. Additional refunds will be issued in the August 20, 2018, billing cycle. At June 30, 2018, we have recorded an estimated liability of $0.6 million in connection with this matter.

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

Virginia Jurisdiction

Application for Approval of Reduction of Distribution Rates. On January 12, 2018, Washington Gas filed an application with the SCC of VA for approval of reduction of distribution rates to reflect the Tax Act. Washington Gas seeks to change current distribution service rates for all classes of customers served in Virginia, effective for meter readings on and after January 29, 2018 solely for the effect of the Tax Act.  In addition, the SCC of VA Staff filed a motion requesting the SCC of VA to require Washington Gas to file all of the schedules required for a rate case and treat this filing as a general rate case rather than a single issue proceeding.  On February 7, 2018, the SCC of VA Staff filed a motion requesting the SCC of VA to, among other things, permit Washington Gas to place into effect, on an interim basis, its revised rate schedules proposed in the rate application. On February 21, 2018, Washington Gas filed its response to the Staff’s motion which included, among other things, a proposal to file a new general rate case in July 2018 and to dismiss the current rate application which will be addressed in the proposed general rate case filing.  On March 15, 2018, the SCC of VA issued an Order denying Staff’s motions and granting Washington Gas’ request to file a new general rate case in July 2018 and to dismiss the current rate application.   Refer to Note 7—Income Taxes for a discussion of regulatory liabilities we have established related to tax reform.

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

ITEM 4. CONTROLS AND PROCEDURES—WGL Holdings, Inc.
Senior management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer of WGL, evaluated the effectiveness of WGL’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2018. Based on this evaluation process, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that disclosure controls and procedures of WGL were effective as of June 30, 2018. There have been no changes in the internal control over financial reporting of WGL during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of WGL.
ITEM 4. CONTROLS AND PROCEDURES—Washington Gas Light Company
Senior management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer of Washington Gas, evaluated the effectiveness of Washington Gas' disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2018. Based on this evaluation process, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that disclosure controls and procedures of Washington Gas were effective as of June 30, 2018. There have been no changes in the internal control over financial reporting of Washington Gas during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Washington Gas.

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
Silver Spring, Maryland Incident
Washington Gas continues to support the investigation by the NTSB into the August 10, 2016 explosion and fire at an apartment complex on Arliss Street in Silver Spring, Maryland, the cause of which has not been determined.  Additional information will be made available by the NTSB at the appropriate time.  A total of 40 civil actions related to the incident have been filed against WGL and Washington Gas in the Circuit Court for Montgomery County, Maryland. All of these suits seek unspecified damages for personal injury and/or property damage. The one action seeking class action status has been amended to assert property damage and loss of use claims. We maintain excess liability insurance coverage from highly-rated insurers, subject to a nominal self-insured retention. We believe that this coverage will be sufficient to cover any significant liability to it that may result from this incident. Management is unable to determine a range of potential losses that are reasonably possible of occurring and therefore we have not recorded a reserve associated with this incident.  Washington Gas was invited by the NTSB to be a party to the investigation and in that capacity, continues to work closely with the NTSB to help determine the cause of this incident. Information about our obligations as a signed party to the investigation can be found in the form of the Certificate of Party Representation, which is available on the investigations page of the NTSB website (http://www.ntsb.gov/legal/Documents/NTSB_Investigation_Party_Form.pdf), and 49 CFR 831.13. On August 14, 2017, the NTSB opened the public docket related to its ongoing investigation.

WGL Holdings, Inc.
Washington Gas Light Company
Part II—Other Information

ITEM 1A. RISK FACTORS
RISKS RELATING TO WGL AND ALL OF ITS SUBSIDIARIES
The merger with AltaGas may not achieve its anticipated results, and WGL may be unable to integrate the operations of AltaGas in the manner expected.
WGL and AltaGas entered into the Merger Agreement with the expectation that the merger will result in various benefits, including, among other things, cost savings and operating efficiencies. Achieving the anticipated benefits of the merger is subject to a number of uncertainties, including whether the businesses of WGL and AltaGas can be integrated in an efficient, effective and timely manner. The combination of two independent businesses is complex, costly and time-consuming and may divert significant management attention and resources to combining WGL’s and AltaGas’ business practices and operations, which could otherwise have been devoted to WGL’s business opportunities. This process may disrupt WGL’s and AltaGas’ respective businesses.
In addition, it is possible that the integration process could take longer than anticipated and could result in the disruption of WGL’s businesses, processes and systems or inconsistencies in standards, controls, procedures, practices and policies, any of which could adversely affect the combined company’s ability to achieve the anticipated benefits of the merger as and when expected. The overall combination of WGL’s and AltaGas’ businesses may also result in material unanticipated problems, expenses, liabilities, competitive responses and loss of customer and other business relationships. Failure to achieve these anticipated benefits or the incurrence of unanticipated expenses and liabilities result could materially adversely affect WGL’s business, financial condition, operating results and prospects, as well as that of the combined company.
Uncertainties associated with the merger may cause a loss of management personnel and other key employees, which could adversely affect the future business and operations of the combined company.
WGL and AltaGas are dependent on the experience and industry knowledge of their officers and other key employees to execute their respective business plans. The combined company’s success will depend in part upon its ability to retain key management personnel and other key employees of WGL and AltaGas. Current and prospective employees of WGL and AltaGas may experience uncertainty about their future roles with the combined company, which may materially adversely affect the ability of each of WGL and AltaGas to attract and retain key personnel going forward. WGL may also have difficulty addressing possible differences in corporate cultures and management philosophies. Accordingly, no assurance can be given that the combined company will be able to retain key management personnel and other key employees of WGL and AltaGas, which could materially adversely affect WGL’s business, financial condition, operating results and prospects.
WGL may incur unexpected transaction fees and merger-related costs in connection with the merger.
WGL expects to incur a number of non-recurring expenses associated with consummating the merger, as well as expenses related to combining the operations of the two companies. WGL may incur additional unanticipated costs in the integration of the businesses of WGL and AltaGas. Although WGL expects that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses, will offset the incremental transaction and merger-related costs over time, the combined company may not achieve this net benefit in the near term, or at all.
WGL may encounter unexpected difficulties or costs in meeting commitments it made under various orders and agreements associated with regulatory approvals for the merger.
As a result of the process to obtain regulatory approvals required for the merger, WGL is committed to various programs, contributions and investments in several agreements and regulatory approval orders. It is possible that WGL may encounter delays, unexpected difficulties or additional costs in meeting these commitments in compliance with the terms of the relevant agreements and orders. Failure to fulfill the commitments in accordance with their terms could result in increased costs or result in penalties or fines that could materially adversely affect WGL’s business, financial condition, operating results and prospects.
WGL and AltaGas may become targets of securities class action suits and derivative suits, which could result in substantial costs and divert management attention and resources.
Securities class action suits and derivative suits are often brought against companies who have entered into mergers and acquisition transactions. There can be no assurance that WGL or AltaGas will not be targets of such suits in the future, and no guarantee that WGL or AltaGas can successfully defend against any such actions. Defending against these claims, even if meritless, could result in substantial costs to WGL and AltaGas and could divert the attention of management.
A downgrade in WGL’s or AltaGas’ credit ratings could negatively affect WGL’s cost of and ability to access capital.

WGL Holdings, Inc.
Washington Gas Light Company
Part II—Other Information

WGL’s ability to obtain adequate and cost-effective financing depends in part on its credit ratings. A negative change in its ratings outlook or any downgrade in its current investment-grade credit ratings by the rating agencies, particularly below investment grade, could adversely affect WGL’s costs of borrowing and/or access to sources of liquidity and capital. Further, a negative change in AltaGas’ ratings outlook or any downgrade in its credit ratings could negatively impact WGL’s ratings outlook or downgrade its credit ratings. Such downgrades could limit WGL’s access to the credit markets and increase the costs of borrowing under available credit lines. Should WGL’s credit ratings be downgraded, the interest rate on its borrowings under its existing credit facilities and commercial paper program, as well as on any future public or private debt issuances, would increase. An increase in borrowing costs without the ability to recover these higher costs in the rates charged to WGL’s customers could adversely affect earnings or cash flows by limiting WGL’s ability to earn its allowed rate of return.
WGL may be unable to access capital or the cost of capital may significantly increase.
WGL’s ability to obtain adequate and cost-effective financing is dependent upon the liquidity of the financial markets, in addition to its credit ratings. Disruptions in the capital and credit markets or waning investor sentiment could adversely affect WGL’s ability to access short-term and long-term capital. WGL’s access to funds under its commercial paper program is dependent on investor demand for its commercial paper. Disruptions and volatility in the global credit markets could limit the demand for WGL’s commercial paper or result in the need to offer higher interest rates to investors, which would result in higher expense and could adversely impact liquidity.
As a subsidiary of AltaGas, WGL also may become a party to AltaGas’ existing debt arrangements or rely on access to short-term intercompany borrowings. The inability to access adequate capital or the increase in cost of capital may require WGL to conserve cash, prevent or delay WGL from making capital expenditures, require WGL to reduce or eliminate distributions to AltaGas or other discretionary uses of cash or could negatively affect its future growth or earnings. A significant reduction in WGL’s liquidity could cause a negative change in its ratings outlook or even a reduction in its credit ratings. This could in turn further limit WGL’s access to credit markets and increase its costs of borrowing.
As an indirect, wholly-owned subsidiary of AltaGas, WGL is affected by AltaGas’ strategic decisions and operating performance.
As an indirect, wholly-owned subsidiary of AltaGas, WGL’s business and operating performance can be affected by a wide range of strategic decisions that AltaGas may make from time to time. Significant changes in AltaGas’ strategy, its relationship with WGL, as well as material adverse changes in the performance of AltaGas, could have a material adverse effect on WGL’s business, financial condition, operating results and prospects.
Changes to government fiscal and trade policies and state/local renewable energy mandates could adversely affect WGL’s strategic decisions and operating performance.
Any changes in the US trade policy could trigger retaliatory actions by affected companies resulting in increased costs for goods used in our normal course of business, such as solar panels and steel pipe.  Additionally, state and local initiatives adopting or increasing renewable portfolio standards could result in lower demand of natural gas due to mandatory or voluntary efforts.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 6. EXHIBITS
Exhibits:

WGL Holdings, Inc.
Washington Gas Light Company
Part II—Other Information

Schedule/ Exhibit	Description
(a)(3)	Exhibits

Exhibits Filed Herewith:

3.1	Bylaws of WGL Holdings, Inc., as amended effective July 6, 2018 (incorporated by reference to Exhibit 3.1 to WGL Holdings, Inc.’s Form 8-K filed July 12, 2018).

3.2	Bylaws of Washington Gas Light Company, as amended effective July 6, 2018 (incorporated by reference to Exhibit 3.2 to Washington Gas Light Company’s Form 8-K filed July 12, 2018).

10.1
Third Amendment to Credit Agreement, dated May 16, 2018, between WGL Holdings, Inc., the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to WGL Holdings, Inc.’s Form 8-K filed May 22, 2018).

10.2
Third Amendment to Credit Agreement, dated May 16, 2018, between Washington Gas Light Company, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.2 to Washington Gas Light Company’s Form 8-K filed May 22, 2018).

Exhibits Filed Herewith:

31.1	Certification of Adrian P. Chapman, the President and Chief Executive Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vincent L. Ammann, Jr., the Executive Vice President and Chief Financial Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Adrian P. Chapman, the President and Chief Executive Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Vincent L. Ammann, Jr., the Executive Vice President and Chief Financial Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification of Adrian P. Chapman, the President and Chief Executive Officer of the Registrants, and Vincent L. Ammann, Jr., the Executive Vice President and Chief Financial Officer of the Registrants, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

WGL HOLDINGS, INC. and WASHINGTON GAS LIGHT COMPANY (Co-registrants)

Date: August 1, 2018	/s/ William R. Ford
William R. Ford
Vice President and Chief Accounting Officer (signing on behalf of the Registrants and as Principal Accounting Officer of each of the Registrants)